Form 10-K
period 1994-12-31
HEALTHSOUTH CORP
filed 1995-03-08
CIK 785161

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K
(Mark One)
[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1994; or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from ______ to ______

Commission File Number  1-10315

                            HEALTHSOUTH Corporation
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                                   63-0860407
     --------------------------------                       ----------
       (State or Other Jurisdiction                      (I.R.S. Employer
     of Incorporation or Organization)                  Identification No.)

         Two Perimeter Park South
            Birmingham, Alabama                                35243
     --------------------------------                        ---------
      (Address of Principal Executive                        (Zip Code)
                 Offices)

Registrant's Telephone Number, Including Area Code:        (205) 967-7116
                                                           --------------

Securities Registered Pursuant to Section 12(b) of the Act:
                                                       Name of Each Exchange
            Title of Each Class                         on which Registered
        ----------------------------                  -----------------------
          Common Stock, par value                     New York Stock Exchange
              $.01 per share
         9.5% Senior Subordinated                     New York Stock Exchange
              Notes due 2001
        5% Convertible Subordinated                   New York Stock Exchange
            Debentures due 2001

Securities Registered Pursuant to Section 12(g) of the Act:    NONE

         Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes [x]                       No [ ]
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the Registrant as of March 3, 1995:

             Common Stock, par value $.01 per share-$1,383,817,854

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                   Class                       Outstanding at March 3, 1995
          -----------------------              ----------------------------
          Common Stock, par value
              $.01 per share                         35,565,387 shares

                      DOCUMENTS INCORPORATED BY REFERENCE
              No documents are incorporated by reference into this
                          Annual Report on Form 10-K.
================================================================================
                           Index to Exhibits Page ___

                                     PART I


Item 1.  Business.

General

         HEALTHSOUTH Corporation ("HEALTHSOUTH" or the "Company") is the nation's largest provider of rehabilitative healthcare services. At December 31, 1994, the Company had 402 locations in 33 states, the District of Columbia and Ontario, Canada. In its outpatient and inpatient rehabilitation facilities, the Company has established interdisciplinary programs for the rehabilitation of patients experiencing disability due to a wide variety of physical conditions, such as stroke, head injury, orthopaedic problems, neuromuscular disease and sports-related injuries. The Company's rehabilitation services include physical therapy, sports medicine, work hardening, neurorehabilitation, occupational therapy, respiratory therapy, speech-language pathology and rehabilitation nursing. In addition to rehabilitation services, HEALTHSOUTH's medical center facilities also provide general and specialty medical and surgical healthcare services.

         The Company was organized as a Delaware corporation in February 1984. The Company's principal executive offices are located at Two Perimeter Park South, Birmingham, Alabama 35243, and its telephone number is (205) 967-7116.


Recent Acquisitions

Acquisition of ReLife, Inc.

         Effective December 29, 1994, HEALTHSOUTH and its wholly-owned subsidiary, RRS Acquisitions Company, Inc., a Delaware corporation ("RRS"), completed the acquisition of ReLife, Inc., a Delaware corporation ("ReLife"), through the merger of RRS into ReLife. ReLife is the surviving corporation in the merger, and is wholly-owned by HEALTHSOUTH. ReLife stockholders received .7053 shares of Common Stock, par value $.01 per share, of HEALTHSOUTH
("HEALTHSOUTH Common Stock") for each share of Common Stock of ReLife held by them. A total of 5,512,645 shares of HEALTHSOUTH Common Stock were issued in the transaction. The exchange ratio represents a value of $24.00 per share to ReLife's former stockholders, resulting in an approximate value of the transaction of $180,000,000.

         ReLife provides a comprehensive system of rehabilitation services for disabled and injured individuals. As of December 31, 1994, ReLife operated 31 inpatient facilities with an aggregate of 1,102 licensed beds, including nine free-standing rehabilitation hospitals, nine acute rehabilitation units, five sub-acute rehabilitation units, seven transitional living units and one residential facility and provided outpatient rehabilitation services at twelve outpatient centers. ReLife also provides other services and programs, including contract staffing of rehabilitation therapists and specialized programs for spinal cord injury, brain injury and industrial rehabilitation.

NovaCare Rehabilitation Hospitals Acquisition

         On February 3, 1995, HEALTHSOUTH entered into a definitive agreement to purchase the operations of the rehabilitation hospital division of NovaCare, Inc., consisting of 11 rehabilitation hospitals in seven states, 12 other facilities and two Certificates of Need (the "NovaCare Rehabilitation Hospitals"). This transaction will be a cash purchase and involves the payment of $215,000,000 in cash and the assumption of approximately $20,000,000 in liabilities, for a total consideration of $235,000,000. The acquisition is to be funded by an increase in HEALTHSOUTH's existing bank credit facilities. The transaction is subject to certain regulatory and governmental reviews, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), and is expected to be completed early in the second quarter of 1995.

Acquisition of Surgical Health Corporation

         As of January 22, 1995, HEALTHSOUTH entered into an Amended and Restated Plan and Agreement of Merger, pursuant to which HEALTHSOUTH will acquire Surgical Health Corporation ("SHC") through the merger of a wholly-owned subsidiary of the Company into SHC, with SHC being the surviving corporation. SHC stockholders will receive, for each of their shares of capital stock of SHC ("SHC Shares"), the right to receive a fraction of a share of HEALTHSOUTH Common Stock of the Company to be determined by multiplying the number of outstanding SHC Shares owned by each SHC stockholder at the effective time of the merger by a fraction, the numerator of which is $4.60 and the denominator of which is the Base Period Trading Price (as defined); provided, however, that for purposes of such calculations, the Base Period Trading Price shall be deemed to equal (i) $37.00 in the event the Base Period Trading Price is greater than $37.00 or (ii) $33.00 in the event that the Base Period Trading Price is less than $33.00. The exchange ratio will result in an approximate value of the transaction of $155,000,000.

         SHC is the second largest independent operator of free-standing outpatient surgery centers in the United States. SHC operates a network of 36 free-standing surgery centers and surgery hospitals in eleven states, with an aggregate of 155 operating and procedures rooms, and is currently developing an additional three surgery centers in two states. SHC surgery centers provide the facilities and medical support staff necessary for physicians to perform non-emergency surgical procedures that do not generally require overnight hospitalization.

         The SHC acquisition represents the entry by the Company into a new line of the healthcare business, and the Company's Board of Directors believes that the transaction is desirable for the following reasons, among others: (i) SHC has facilities in desirable locations, primarily in markets where HEALTHSOUTH has an existing presence; (ii) SHC has a strong senior management team which is knowledgeable and experienced in the industry; (iii) SHC's existing relationships with physicians and payors will be enhanced by affiliation with the Company's national network; (iv) the merger will further broaden the continuum of care that HEALTHSOUTH is able to provide and (v) the merger is expected to be accretive to 1995 earnings per share. The transaction is subject to certain regulatory and governmental approvals, including clearance under the HSR Act. It is expected that the transaction will close during April 1995.

Post-Acquisition Status

         The Company believes that the acquisition of ReLife, the NovaCare Rehabilitation Hospitals acquisition and the SHC acquisition will complement its existing facilities and enhance its market position as well as provide some diversification. The Company believes that the geographic dispersion of the more than 450 locations now operated and to be operated by the Company makes it more attractive to managed care networks, major insurance companies, regional and national employers and regional provider alliances. In addition, since the facilities acquired and to be acquired have very limited contractual relationships with insurance companies, managed care providers, employers or others, the Company plans to expand its existing payor relationships to include these facilities. The Company has completed the integration of the former National Medical Enterprises, Inc. ("NME") facilities which it acquired effective December 31, 1993 (the "NME Selected Hospitals") with this existing network and is in the process of doing likewise with the former ReLife facilities. In these efforts, it is implementing centralized management and financial controls, utilization of HEALTHSOUTH's clinical programs and protocols and HEALTHSOUTH's national accounts and marketing programs. HEALTHSOUTH believes that, as was the case with the NME Selected Hospitals, it will be able to increase the utilization of the former ReLife facilities by managed care and commercial payors and thus improve the operating margins of those facilities. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".


Industry Background

         In 1991 (the most  recent  year for which  data are  available),  about
4,000,000  people  in  the  United  States  received  rehabilitative  healthcare services. "Rehabilitative healthcare services" refers to the range of skilled services provided to individuals in order to minimize physical and cognitive impairments, maximize functional ability and restore lost functional capacity. The focus of rehabilitative healthcare is to ameliorate physical and cognitive impairments resulting from illness or injury, and to restore or improve functional ability so that individuals can return to work and lead independent and fulfilling lives. Typically, rehabilitative healthcare services are provided by a variety of healthcare professionals including physiatrists, rehabilitation nurses, physical therapists, occupational therapists, speech-language pathologists, respiratory therapists, recreation therapists, social workers, psychologists, rehabilitation counselors and others. Over 80% of those receiving rehabilitative healthcare services return to their homes, work, schools or active retirement.

         Demand for rehabilitative healthcare services continues to be driven by advances in medical technologies, an aging population and the recognition on the part of the payor community (insurers, self-insured companies, managed care organizations and federal, state and local governments) that appropriately administered rehabilitative services can improve quality of life as well as lower overall healthcare costs. Studies conducted by insurance companies demonstrate the ability of rehabilitation to significantly reduce the cost of future care. Estimates of the savings range from $11 to $30 per dollar spent on rehabilitation. Further, reimbursement changes have encouraged the rapid discharge of patients from acute-care hospitals while they remain in need of rehabilitative healthcare services.

Patient Care Services Locations

         At December 31, 1994, the Company operated inpatient and outpatient rehabilitation facilities and medical centers in the following locations:

                                                                    Inpatient          Medical
                                                                 Rehabilitation        Center            Total
                                                 Outpatient         Locations         Locations        Locations
State                     Market(1)             Locations(2)      (Beds)(3)(4)        (Beds)(4)        (Beds)(4)

Alabama                   Birmingham                 9                5 (205)           1 (219)         15 (424)
                          Florence                   2                                                   2
                          Huntsville                 3                1 (50)                             4 (50)
                          Mobile                     2                                                   2
                          Montgomery                 1                1 (80)                             2 (80)
                          Dothan                                      1 (34)                             1 (34)
                          Muscle Shoals              1                                                   1


                                                                    Inpatient          Medical
                                                                 Rehabilitation        Center            Total
                                                 Outpatient         Locations         Locations        Locations
State                     Market(1)             Locations(2)      (Beds)(3)(4)        (Beds)(4)        (Beds)(4)
Arizona                   Tucson                     2                                                   2
                          Phoenix                    3                                                   3
                          Scottsdale                 3                                                   3

Arkansas                  Little Rock                2                                                   2
                          Ft. Smith                                   1 (80)                             1 (80)

California                San Francisco              2                                                   2
                          Fresno                     2                                                   2
                          San Carlos                 1                                                   1
                          Marina Del Ray             1                                                   1
                          Woodland Hills             1                                                   1
                          Redding                    1                                                   1
                          Huntington Beach           2                                                   2
                          San Diego                  2                                                   2
                          Santa Rosa                 2                                                   2
                          Van Nuys                   1                                                   1

Colorado                  Denver                     9                                                   9
                          Ft. Collins                2                                                   2
                          Colorado Springs           1                                                   1

Washington DC             Washington                 1                                                   1

Florida                   Ocala                      2                                                   2
                          Jacksonville               4                                                   4
                          Merritt Island             3                                                   3
                          Boca Raton                 2                                                   2
                          Port St. Lucie             3                                                   3
                          Lake Worth                 1                                                   1
                          Melbourne                  1                1  (80)                            2 (80)
                          Ocoee                      2                                                   2
                          Orlando                    5                                                   5
                          Palm Bay                   2                                                   2
                          Ft. Lauderdale             3                1 (108)                            4 (108)
                          West Palm                  2                                                   2
                          Tampa                      4                                                   4
                          Miami                      4                1 (165)           2 (397)          7 (562)
                          Largo                                       1 (40)                             1 (40)
                          Tarpon Springs             1                                                   1
                          Sarasota                   2                1 (60)                             3 (60)
                          Tallahassee                                 1 (70)                             1 (70)
                          Vero Beach                                  1 (70)                             1 (70)
                          Panama City                2                                                   2

Georgia                   Atlanta                    6                1 (14)                             7 (14)
                          Columbus                   1                                                   1
                          Macon                      1                1 (75)                             2 (75)

Illinois                  Chicago                    4                                                   4
                          Columbia                   2                                                   2
                          Carbondale                 1                                                   1

Iowa                      Des Moines                 1                                                   1

Kansas                    Leawood                    1                                                   1

Kentucky                  Louisville                 2                                                   2
                          Edgewood                                    1 (40)                             1 (40)

Louisiana                 Metairie                   2                                                   2
                          Baton Rouge                1                1 (43)                             2 (43)

Maryland                  Baltimore                 10                                                  10
                          Chevy Chase                1                                                   1
                          Rockville                  1                                                   1

Michigan                  Detroit                    1                                                   1

Mississippi               Jackson                    2                                                   2
                          Meridian                   1                                                   1

Missouri                  St. Louis                 11                1 (26)                            12 (26)
                          Columbia                   3                                                   3
                          Kansas City                1                2 (21)                             3 (21)
                          Cape Girardeau             3                                                   3
                          Lake Ozark                 1                                                   1

Nebraska                  Omaha                      1                                                   1

Nevada                    Las Vegas                  2                                                   2

New Hampshire             Bedford                    3                                                   3
                          Manchester                 1                                                   1
                          Concord                                     1 (100)                            1 (100)

New Jersey                East Brunswick             1                                                   1
                          Manahawkin                 1                                                   1
                          Tinton Falls               1                                                   1
                          Bridgewater                1                                                   1
                          Newton                     1                                                   1
                          Linden                     2                                                   2
                          Paramus                    2                                                   2
                          Edison                     2                                                   2
                          Madison                    1                                                   1
                          Washington                 1                                                   1
                          North Bergen               1                                                   1
                          Upper Saddle River         2                                                   2
                          Toms River                 1                1 (155)                            2 (155)

New Mexico                Albuquerque                5                1 (60)                             6 (60)

New York                  Syracuse                   2                                                   2

North Carolina            Charlotte                  1                                                   1
                          Statesville                1                                                   1
                          Asheville                  1                                                   1
                          Kinston                                     1 (17)                             1 (17)

Ohio                      Lorain                     4                                                   4
                          Troy                                        2 (26)                             2 (26)
                          Ashtabula                  1                                                   1

Oklahoma                  Oklahoma City              3                1 (111)                            4 (111)
                          Weatherford                1                                                   1
                          Tulsa                      1                                                   1

Ontario, Canada           Etabicoke                  1                                                   1

Pennsylvania              Harrisburg                 3                                                   3
                          Pittsburgh                 6                1 (89)                             7 (89)
                          Pottstown                  1                                                   1
                          Altoona                    2                1 (66)                             3 (66)
                          Erie                       1                2 (207)                            3 (207)
                          Mechanicsburg              3                2 (201)                            5 (201)
                          Pleasant Gap               4                1 (88)                             5 (88)
                          York                       3                1 (88)                             4 (88)

South Carolina            Columbia                   2                1 (89)                             3 (89)
                          Florence                   1                1 (88)                             2 (88)
                          Charleston                                  1 (36)                             1 (36)
                          Lancaster                                   2 (54)                             2 (54)

Tennessee                 Kingsport                                   1 (50)                             1 (50)
                          Knoxville                  2                                                   2
                          Chattanooga                2                1 (80)                             3 (80)
                          Nashville                  2                4 (164)                            6 (164)
                          Memphis                    5                1 (80)                             6 (80)
                          Martin                                      1 (40)                             1 (40)

Texas                     Dallas                     3                3 (173)           1 (96)           7 (269)
                          Ft. Worth                  2                1 (60)                             3 (60)
                          Texarkana                  1                1 (60)                             2 (60)
                          Austin                     4                1 (80)                             5 (80)
                          San Antonio                7                3 (127)                           10 (127)
                          Waco                       1                                                   1
                          Midland                                     1 (60)                             1 (60)
                          Houston                    8                2 (186)                           10 (186)
                          Arlington                  2                                                   2

Utah                      Sandy                      1                1 (86)                             2 (86)

Virginia                  Richmond                   2                1 (36)            1 (200)          4 (236)
                          Virginia Beach             3                                                   3
                          Roanoke                    1                                                   1
                          Arlington                  1                                                   1
                          Alexandria                 1                                                   1
                          Warrenton                  1                                                   1

West Virginia             Huntington                                  1 (40)                             1 (40)

Wisconsin                 Green Bay                  1                                                   1

TOTAL                                              277               66 (4,058)         5 (912)        348 (4,970)

(1) "Markets" are determined by reference to base facility locations. Satellite facilities may be located in different geographic markets, but are included with the base facility location in the table.

(2) Includes base outpatient centers and their satellite centers, as well as outpatient satellites of inpatient rehabilitation facilities.

(3) Includes rehabilitation hospitals, subacute, skilled nursing and transitional living facilities and hospital-based units.

(4) "Beds" refers to the number of beds for which a license or Certificate of Need has been issued, which may vary materially from beds available for use.

         At December 31, 1994, the Company provided other patient care services (including physician services, diagnostic services, home health services and impairment evaluation services) at 54 additional locations.


Patient Care Services

General

         When a patient is referred to one of the Company's rehabilitation facilities, he undergoes an initial evaluation and assessment process that results in the development of a rehabilitation care plan designed specifically for that patient. Depending upon the patient's disability, this evaluation process may involve the services of a single discipline, such as physical therapy for a knee injury, or of multiple disciplines, as in the case of a complicated stroke patient. The Company has developed numerous rehabilitation programs, which include stroke, head injury, spinal cord injury, neuromuscular and work injury, that combine certain services to address the needs of patients with similar disabilities. In this way, all of the facilities' patients, regardless of the severity and complexity of their disabilities, can receive the level and intensity of those services necessary for them to be restored to as productive, active and independent a lifestyle as possible.

         The professional staff at each facility consists of licensed or credentialed healthcare practitioners. The staff, together with the patient, his family and the referring physician, form the "team" that assists the patient in attaining his rehabilitation goals. This interdisciplinary team approach permits the delivery of coordinated, integrated patient care services.

Outpatient Rehabilitation Services

         HEALTHSOUTH operates the largest group of affiliated proprietary outpatient rehabilitation facilities in the United States. The Company's outpatient rehabilitation centers offer a comprehensive range of rehabilitative healthcare services, including physical therapy and occupational therapy, that are tailored to the individual patient's needs, focusing predominantly on orthopaedic injuries, sports injuries, work injuries, hand and upper extremity injuries, back injuries, and various neurological/neuromuscular conditions. As of December 31, 1994, the Company provided outpatient rehabilitative healthcare services through 111 outpatient centers and their 127 associated satellite clinics as well as through the 39 satellite outpatient clinics associated with its inpatient facilities.

         The continuing emphasis on containing the increases in healthcare costs, as evidenced by Medicare's prospective payment system, the growth in managed care and the various alternative healthcare reform proposals, results in the early discharge of patients from acute-care facilities. As a result, many hospital patients do not receive the intensity of services that may be necessary for them to achieve a full recovery from their diseases, disorders or traumatic conditions. The Company's outpatient rehabilitation services play a significant role in the continuum of care because they provide hospital-level services, in terms of intensity, quality and frequency, in a more cost-efficient setting.

         Patients treated at the Company's outpatient centers will undergo varying courses of therapy depending upon their needs. Some patients may only require a few hours of therapy per week for a few weeks, while others may spend up to five hours per day in therapy for six months or more, depending on the nature, severity and complexity of their injuries.

         In general, the Company initially establishes an outpatient center in a given market, either by acquiring an existing private therapy practice or through de novo development, and institutes its clinical protocols and programs in response to the community's general need for services. The Company will then establish satellite clinics that are dependent upon the main facility for management and administrative services. These satellite clinics generally provide a specific evaluative or specialty service/program, such as hand therapy or foot and ankle therapy, in response to specific market demands. The Company's outpatient rehabilitation facilities range in size from 1,200 square feet for specialty clinics to 20,000 square feet for large, full-service facilities. Currently, the typical outpatient facility configuration ranges in size from 2,000 to 5,000 square feet and costs less than $500,000 to build and equip.

         Outpatient rehabilitation services provided by Medicare-certified Comprehensive Outpatient Rehabilitation Facilities ("CORFs") or rehabilitation agencies are exempt from Medicare's prospective payment system. At December 31, 1994, six of the Company's outpatient centers were Medicare-certified CORFs and 79 were Medicare-certified rehabilitation agencies. Applications for Medicare certification as rehabilitation agencies were pending with respect to 15 additional facilities. In determining whether to seek Medicare certification, and in determining the type of certification to seek, for a new or existing outpatient center, the Company assesses the relevant market, the services to be offered and the projected Medicare patient utilization. Based on this assessment, the Company may choose to seek certification as either a CORF or a rehabilitation agency, or may elect not to seek certification. Regardless of certification status, all of the Company's outpatient centers generally provide similar rehabilitation services and must satisfy an internal quality standards program to assure that they are meeting comparable standards of care. Thus, the Company maintains flexibility for change in certification status. See this Item, "Business Regulation".

         Patient utilization of the Company's outpatient rehabilitation facilities cannot be measured in the conventional manner applied to acute-care hospitals, nursing homes and other healthcare providers which have a fixed number of licensed beds and serve patients on a 24-hour basis. Utilization patterns in outpatient rehabilitation facilities will be affected by the market to be served, the types of injuries treated, the patient mix and the number of available therapists, among other factors. Moreover, because of variations in size, location, hours of operation, referring physician base and services provided and other differences among each of the Company's outpatient facilities, it is not possible to accurately assess patient utilization against a norm.

Inpatient Services

         Inpatient Rehabilitation Facilities. At December 31, 1994, HEALTHSOUTH operated 66 inpatient rehabilitation facilities with 4,058 beds, representing the largest group of affiliated proprietary inpatient rehabilitation facilities in the United States. The Company's inpatient rehabilitation facilities provide high-quality comprehensive services to patients who require intensive institutional rehabilitation care.

         Inpatient rehabilitation patients are typically those who are experiencing significant physical disabilities due to various conditions, such as head injury, spinal cord injury, stroke, certain orthopaedic problems and neuromuscular disease. The Company's inpatient rehabilitation facilities provide the medical, nursing, therapy and ancillary services required to comply with local, state and federal regulations as well as accreditation standards of the Joint Commission on Accreditation of Healthcare Organizations (the "JCAHO") and the Commission on Accreditation of Rehabilitation Facilities.

         All of the Company's inpatient rehabilitation facilities utilize an interdisciplinary team approach to the rehabilitation process and involve the patient and family, as well as the payor, in the determination of the goals for the patient. Internal case managers monitor each patient's progress and provide documentation of patient status, achievement of goals, functional outcomes and efficiency.

         The Company acquires or develops inpatient rehabilitation facilities in those communities where it believes there is a demonstrated need for comprehensive inpatient rehabilitation services. Depending upon the specific market opportunity, these facilities may be licensed as rehabilitation hospitals or skilled nursing facilities. The Company believes that it can provide high-quality rehabilitation services in either type of facility, but prefers to utilize the rehabilitation hospital form.

         In certain markets where the Company does not provide free-standing outpatient facilities, the Company's rehabilitation hospitals may provide outpatient rehabilitation services as a complement to their inpatient services. Typically, this opportunity arises when patients complete their inpatient course of treatment but remain in need of additional therapy that can be accomplished on an outpatient basis. Depending upon the demand for outpatient services and physical space constraints, the rehabilitation hospital may establish the services either within its building or in a satellite location. In either case, the clinical protocols and programs developed for use in the free-standing outpatient centers will be utilized by these facilities.

         The Company's recently developed start-up rehabilitation hospital projects, the Nashville, Tennessee (Vanderbilt University), Memphis, Tennessee (Methodist Hospitals), Dothan, Alabama (Southeast Alabama Medical Center) and Charleston, South Carolina (North Trident Regional Medical Center) facilities, have been developed in conjunction with local tertiary-care facilities. This strategy of developing effective referral and service networks prior to opening results in improved operating efficiencies for the new facilities. The Company has established limited partnerships to own and operate its Nashville and Memphis, Tennessee rehabilitation hospitals. The Company has a 50% ownership interest in the Vanderbilt partnership and a 70% ownership interest in the Memphis partnership. The Company may utilize this same concept in certain of its other rehabilitation hospitals in the future.

         Medical Centers. The Company operates five medical centers with 912 licensed beds in four distinct markets. These facilities provide general and specialty medical and surgical healthcare services, emphasizing orthopaedics, sports medicine and rehabilitation.

         The Company acquired its five medical centers as outgrowths of its rehabilitative healthcare services. Often, patients require medical and surgical interventions prior to the initiation of their rehabilitative care. In each of the markets in which the Company has acquired a medical center, the Company had well-established relationships with the medical communities servicing each facility. As a result of these relationships, the Company was able to respond to opportunities to enhance its capabilities to better serve the patients and physicians in those markets. In addition, each of the facilities enjoyed well-established reputations in orthopaedics and/or sports medicine prior to their acquisition by the Company.

         Following the acquisition of each of the Company's medical centers, the Company has provided the resources to improve upon the physical plant and expand services through the introduction of new technology. The Company has also developed additional relationships between these facilities and certain university facilities, including the University of Miami, Auburn University and the University of Alabama at Birmingham. Through these relationships, the influx of celebrity athletes and personalities and the acquisition of new technology, all five institutions have improved their operating efficiencies and enhanced census.
         Each of the five medical center facilities is licensed as an acute-care hospital, is accredited by the JCAHO and participates in the Medicare prospective payment system. See this Item, "Business -- Regulation".

         Inpatient Facility Utilization. In measuring patient utilization of the Company's inpatient facilities, various factors must be considered. Due to market demand, demographics, start-up status, renovation, patient mix and other factors, the Company may not treat all licensed beds in a particular facility as available beds, which sometimes results in a material variance between licensed beds and beds actually available for utilization at any specific time. The Company is in a position to increase the number of available beds at such facilities as market conditions dictate. During the year ended December 31, 1994, the Company's inpatient facilities achieved an overall utilization, based on patient days and available beds, of 61.0%.

Other Patient Care Services

         In certain of its markets, the Company provides other patient care services, including home healthcare, diagnostic services, physician services and contract management of hospital-based rehabilitative healthcare services. The Company evaluates market opportunities on a case-by-case basis in determining whether to provide additional services of these types, which may be complementary to facility-based services provided by the Company or stand-alone businesses.


Marketing of Facilities and Services

         The Company markets its facilities, and their services and programs, on local, regional and national levels. Local and regional marketing activities are typically coordinated by facility-based marketing personnel, whereas large-scale regional and national efforts are coordinated by corporate-based personnel.

         In general, the Company develops a marketing plan for each facility based on a variety of factors, including population characteristics, physician characteristics and incidence of disability statistics, in order to identify specific service opportunities. Facility-oriented marketing programs are focused on increasing the volume of patient referrals to the specific facility and involve the development of ongoing relationships with area schools, businesses and industries as well as physicians, health maintenance organizations and preferred provider organizations.

         The Company's larger-scale marketing activities are focused more broadly on efforts to generate patient referrals to multiple facilities and the creation of new business opportunities. Such activities include the development and maintenance of contractual relationships or national pricing agreements with large third-party payors, such as CIGNA, Metrahealth (MetLife/Travelers) or other national insurance companies, with national HMO/PPO companies, such as Healthcare-COMPARE/AFFORDABLE Hospital Network of America and Multiplan, with national case management companies, such as INTRACORP and Crawford & Co., and with national employers, such as Georgia-Pacific Corporation, Dillard Department Stores, Goodyear Tire & Rubber and Winn-Dixie.

         The Company carries out broader programs designed to further enhance its public image. Among these is the HEALTHSOUTH Sports Medicine Council, headed by Bo Jackson, which is dedicated to developing educational programs focused on athletics for use in high schools. The Company has ongoing relationships with the Ladies Professional Golf Association, the Southeastern Conference and more than 400 universities, colleges and high schools to provide sports medicine coverage of events and rehabilitative healthcare services for injured athletes. In addition, the Company has established relationships with or provided treatment services for athletes from some 35 to 40 major professional sports teams, as well as providing sports medicine services for Olympic and amateur athletes.

         HEALTHSOUTH is a national sponsor of the United Cerebral Palsy Association and the National Arthritis Foundation and supports many other charitable organizations on national and local levels. Through these endeavors, the Company provides its employees with opportunities to support their communities.

Sources of Revenues

         Private pay revenue sources represent the majority of the Company's revenues. The following table sets forth the percentages of the Company's revenues from various sources for the periods indicated:

                                                      Year Ended                        Year Ended
               Source                              December 31, 1993                 December 31, 1994
               ------                              -----------------                 -----------------

      Medicare............................                30.6%                             41.0%
      Commercial (1)......................                36.3%                             34.1%
      Workers' Compensation...............                16.4%                             10.9%
      All Other Payors (2)................                16.7%                             14.0%
                                                          -----                             -----
                                                         100.0%                            100.0%

- --------------------
(1)   Includes commercial insurance, HMOs, PPOs and other managed care plans.
(2)   Medicaid is included in this category, but is insignificant in amount.

         The above table does not reflect the NME Selected Hospitals or the ReLife facilities for 1993. The NME Selected Hospitals are included in the 1994 figures. Comparable information for the ReLife facilities is not available and is not reflected in either year in the table. The Company has expanded its existing payor relationships to include the former NME and ReLife facilities; however, the percentage of revenues derived from Medicare increased in 1994.

         See  this   Item,   "Business-Regulation-Medicare   Participation   and
Reimbursement" for a description of the reimbursement regulations applicable to the Company's facilities.


Competition

         The Company competes in the geographic markets in which its facilities are located. In addition, the Company competes on a regional and national basis with other providers of specialized services such as sports medicine and work hardening, and specific concentrations such as head injury rehabilitation and orthopaedic surgery. The competition faced in each of these markets is similar, with variations arising from the number of healthcare providers in the given metropolitan area. The primary competitive factors in the rehabilitation services business are quality of services, projected patient outcomes, charges for services, responsiveness to the needs of the patients, community and physicians, and ability to tailor programs and services to meet specific needs of the patients. Competitors and potential competitors include hospitals, private practice therapists, rehabilitation agencies and others. Some of these competitors may have greater patient referral support and financial and personnel resources in particular markets than the Company. Management believes that the Company competes successfully within the marketplace based upon its reputation for quality, competitive prices, positive rehabilitation outcomes, innovative programs, clean and bright facilities and responsiveness to needs.

         HEALTHSOUTH's medical centers are located in four urban areas of the country, all with well-established healthcare services provided by a number of proprietary, not-for-profit, and municipal hospital facilities. The Company's facilities compete directly with these local hospitals as well as various nationally recognized centers of excellence in orthopaedics, sports medicine and other specialties. Because HEALTHSOUTH's facilities enjoy a national and international reputation for orthopaedic surgery and sports medicine, the Company believes that its medical centers' level of service and continuum of care enable them to compete successfully, both locally and nationally.

         Upon completion of the acquisition of SHC, the Company will operate 36 outpatient surgery centers in eleven states. Such surgery centers will compete primarily with hospitals and other operators of freestanding surgery centers in attracting physicians and patients, and developing new centers and in acquiring existing centers. The primary competitive factors in the outpatient surgery business are convenience, cost, quality of service, physician loyalty and reputation. Hospitals have many competitive advantages in attracting physicians and patients, including established standing in a community, historical physician loyalty and convenience for physicians making rounds or performing inpatient surgery in the hospital. However, the Company believes that its national market system and its historical presence in many of the markets where the SHC facilities are located will enhance the Company's ability to operate these facilities successfully.

         The Company potentially faces competition any time it initiates a Certificate of Need ("CON") project or seeks to acquire an existing facility or CON. See this Item, "Business Regulation". This competition may arise either from competing companies, national or regional, or from local hospitals which file competing applications or oppose the proposed CON project. The necessity for these approvals serves as a barrier to entry and has the potential to limit competition by creating a franchise to provide services to a given area. To date the Company has been successful in obtaining each of the CONs or similar approvals which it has sought, although there can be no assurance that it will achieve similar success in the future.


Regulation

         The healthcare industry is subject to regulation by federal, state and local governments. The various levels of regulatory activity affect the Company's business activities by controlling its growth, requiring licensure or certification of its facilities, regulating the use of its properties and controlling the reimbursement to the Company for services provided.

Licensure, Certification and Certificate of Need Regulations

         Capital expenditures for the construction of new facilities, the addition of beds or the acquisition of existing facilities may be reviewable by state regulators under a statutory scheme which is sometimes referred to as a Certificate of Need program. States with CON programs place limits on the construction and acquisition of healthcare facilities and the expansion of existing facilities and services. For example, in such states approvals are required for capital expenditures exceeding certain amounts which involve inpatient rehabilitation facilities or services. At December 31, 1994, 54 of the Company's inpatient facilities (including four of the Company's medical centers) were located in CON states. Outpatient rehabilitation facilities and services do not require such approvals in a majority of states.

         State CON statutes generally provide that, prior to the addition of new beds, the construction of new facilities or the introduction of new services, a state health planning designated agency (a "SHPDA") must determine that a need exists for those beds, facilities or services. The CON process is intended to promote comprehensive healthcare planning, assist in providing high quality healthcare at the lowest possible cost and avoid unnecessary duplication by ensuring that only those healthcare facilities that are needed will be built.

         Typically, the provider of services submits an application to the appropriate SHPDA with information concerning the area and population to be served, the anticipated demand for the facility or service to be provided, the amount of capital expenditure, the estimated annual operating costs, the relationship of the proposed facility or service to the overall state health plan and the cost per patient day for the type of care contemplated. Whether the CON is granted is based upon a finding of need by the SHPDA in accordance with criteria set forth in CON statutes and state and regional health facilities plans. If the proposed facility or service is found to be necessary and the applicant to be the appropriate provider, the SHPDA will issue a CON containing a maximum amount of expenditure and a specific time period for the holder of the CON to implement the approved project.

         Licensure and certification are separate, but related, regulatory activities. The former is usually a state or local requirement and the latter is a federal requirement. In almost all instances, licensure and certification will follow specific standards and requirements that are set forth in readily available public documents. Compliance with the requirements is monitored by annual on-site inspections by representatives of various government agencies. All of the Company's inpatient facilities are currently required to be licensed, but only the outpatient rehabilitation facilities located in Alabama, Arizona, Maryland and New Hampshire currently must satisfy such a licensing requirement.

Medicare Participation and Reimbursement

         In order to participate in the Medicare program and receive Medicare reimbursement, each facility must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, the type of facility, its equipment, its personnel and its standards of medical care, as well as compliance with all state and local laws and regulations. All of the Company's inpatient facilities, except for the St. Louis head injury center, participate in the Medicare program. One hundred of the Company's outpatient facilities currently participate in, or are awaiting the assignment of a provider number to participate in, the Medicare program. The Company's Medicare-certified facilities, inpatient and outpatient, undergo annual on-site Medicare certification surveys in order to maintain their certification status. All such facilities have been deemed to be in satisfactory compliance on all applicable surveys. The Company has developed its operational systems to assure compliance with the various standards and requirements and has established ongoing quality assurance activities to monitor compliance. The Company believes that all of such facilities currently meet all applicable Medicare requirements.

         As a result of the Social Security Act Amendments of 1983, Congress adopted a prospective payment system ("PPS") to cover the routine and ancillary operating costs of most Medicare inpatient hospital services. Under this system, the Secretary of Health and Human Services has established fixed payment amounts per discharge based on diagnosis-related groups ("DRGs"). With limited exceptions, a hospital's payment for Medicare inpatients is limited to the DRG rate, regardless of the number of services provided to the patient or the length of the patient's hospital stay. Under PPS, a hospital may retain the difference, if any, between its DRG rate and its operating costs incurred in furnishing inpatient services, and is at risk for any operating costs that exceed its DRG rate. HEALTHSOUTH's medical center facilities are generally subject to PPS with respect to Medicare inpatient services.

         The PPS program has been beneficial for the rehabilitation segment of the healthcare industry because of the economic pressure on acute-care hospitals to discharge patients as soon as possible. The result has been increased demand for rehabilitation services for those patients discharged early from acute-care hospitals. Outpatient rehabilitation services and free-standing inpatient rehabilitation facilities are currently exempt from PPS, and inpatient rehabilitation units within acute-care hospitals are eligible to obtain an exemption from PPS upon satisfaction of certain federal criteria.

         Currently, six of the Company's outpatient centers are Medicare-certified CORFs and 79 are Medicare-certified rehabilitation agencies. CORFs have been designated cost-reimbursed Medicare providers since 1982. Under the regulations, CORFs are reimbursed reasonable costs (subject to certain limits) for services provided to Medicare beneficiaries. Outpatient rehabilitation facilities certified by Medicare as rehabilitation agencies are reimbursed on the basis of the lower of reasonable costs for services provided to Medicare beneficiaries or charges for such services. Outpatient rehabilitation facilities which are physician-directed clinics are reimbursed by Medicare on a fee screen basis; that is, they receive a fixed fee, which is determined by the geographical area in which the facility is located, for each procedure performed. The Company's outpatient facilities submit monthly bills to their fiscal intermediaries for services provided to Medicare beneficiaries, and the Company files annual cost reports with the intermediaries for each such facility. Adjustments are then made if costs have exceeded payments from the fiscal intermediary or vice versa.

         Inpatient rehabilitation facilities, including the Company's inpatient facilities (other than the medical center facilities), either are not currently covered by PPS or are exempt from PPS, and are also cost-reimbursed, receiving the lower of reasonable costs or charges. Typically, the fiscal intermediary pays a set rate based on the prior year's costs for each facility. As with outpatient facilities subject to cost-based reimbursement, annual cost reports are filed with the Company's fiscal intermediary and payment adjustments are made, if necessary.

         Congress has directed the United States Department of Health and Human Services to develop regulations, which could subject inpatient rehabilitation hospitals to PPS in place of the current "reasonable cost within limits" system of reimbursement. In addition, informal proposals have been made for a prospective payment system for Medicare outpatient care. Other proposals for a prospective payment system for rehabilitation hospitals are also being considered by the federal government. Therefore, the Company cannot predict at this time the effect that any such changes may have on its operations. Regulations relating to prospective payment or other aspects of reimbursement may be developed in the future which could adversely affect reimbursement for services provided by the Company.

         Over the past several years an increasing number of healthcare providers have been accused of violating the federal False Claims Act. That Act prohibits the knowing presentation of a false claim to the United States government. Because the Company performs thousands of similar procedures a year for which it is reimbursed by Medicare and there is a relatively long statute of limitations, a billing error could result in significant civil penalties. The Company does not believe that it is or has been in violation of the False Claims Act.

Relationships with Physicians and Other Providers

         Various state and federal laws regulate relationships among providers of healthcare services, including employment or service contracts and investment relationships. These restrictions include a federal criminal law prohibiting the offer, payment, solicitation or receipt of remuneration by individuals or entities, to induce referrals of patients for services reimbursed under the Medicare or Medicaid programs (the "Fraud and Abuse Law"). In addition to federal criminal sanctions, violators of the Fraud and Abuse Law may be subject to significant civil sanctions, including fines and/or exclusion from the Medicare and/or Medicaid programs.

         In 1991, the Office of the Inspector General ("OIG") of the United States Department of Health and Human Services promulgated regulations describing compensation arrangements which are not viewed as illegal remuneration under the Fraud and Abuse Law (the "Safe Harbor Rules"). The Safe Harbor Rules create certain standards ("Safe Harbors") for identified types of compensation arrangements, which, if fully complied with, assure participants in the particular arrangement that the OIG will not treat such participation as a criminal offense under the Fraud and Abuse Law or as the basis for an exclusion from the Medicare and Medicaid programs or an imposition of civil sanctions.

         The Company operates five of its rehabilitation hospitals and almost all of its outpatient facilities as limited partnerships. Three of the rehabilitation hospital partnerships involve physician investors, and two of the rehabilitation hospital partnerships involve other institutional healthcare providers. Eight of the outpatient partnerships currently have a total of 26 physician limited partners, some of whom refer patients to the partnerships. Those partnerships which are providers of services under the Medicare program, and their limited partners, are subject to the Fraud and Abuse Law. A number of the relationships established by the Company with physicians and other healthcare providers do not fit within any of the Safe Harbors. The Safe Harbor Rules do not expand the scope of activities that the Fraud and Abuse Law prohibits, nor do they provide that failure to fall within a Safe Harbor constitutes a violation of the Fraud and Abuse Law; however, the OIG has informally indicated that failure to fall within a Safe Harbor may subject an arrangement to increased scrutiny. While several federal court decisions have aggressively applied the restrictions of the Fraud and Abuse Law, they provide little guidance as to the application of the Fraud and Abuse Law to the Company's limited partnerships. The Company believes that it is in compliance with the current requirements of applicable federal and state law, but no assurances can be given that a federal or state agency charged with enforcement of the Fraud and Abuse Law and similar laws might not assert a contrary position or that new federal or state laws, or new interpretations of existing laws, might not adversely affect relationships established by the Company with physicians or other healthcare providers or result in the imposition of penalties on the Company or certain of its facilities. Even the assertion of a violation could have a material adverse effect upon the Company.

         The Omnibus Budget Reconciliation Act of 1993 amends the federal Medicare statute to prohibit the making by a physician of referrals for "designated health services" (including physical therapy and occupational therapy) to an entity in which the physician has an investment interest or other financial relationship, subject to certain exceptions. Such prohibition took effect on January 1, 1995 and applies to all of the Company's outpatient partnerships with physician limited partners. Additional regulation at the federal level is possible. In addition, a number of states have passed or are considering statutes which prohibit or limit physicians from referring patients to facilities in which they have an investment interest. In response to these regulatory activities, the Company has restructured most of its partnerships which involve physician investors, in order to eliminate physician ownership interests not permitted by applicable law. The Company intends to take such actions as may be required to cause the remaining partnerships to be in compliance with applicable laws and regulations, including, if necessary, the prohibition of physician partners from referring patients. The Company believes that this restructuring has not adversely affected and will not adversely affect the operations of its facilities. The Company cannot predict whether other regulatory or statutory provisions will be enacted by federal or state authorities which would prohibit or otherwise regulate relationships which the Company has established or may establish with other healthcare providers or the possibility of materially adverse effects on its business or revenues arising from such future actions. Management of the Company believes, however, that the Company will be able to adjust its operations so as to be in compliance with any regulatory or statutory provision as may be applicable. See this Item, "Business Sources of Revenues" and "Business Patient Care Services".


Insurance

         Beginning  December  1,  1993,  the  Company  became  self-insured  for professional liability and comprehensive general liability. The Company purchased coverage for all claims incurred prior to December 1, 1993. In addition, the Company purchased underlying insurance which would cover all claims once established limits have been exceeded. It is the opinion of management that at December 31, 1994, the Company has adequate reserves to cover losses on asserted and unasserted claims. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".


Employees

         As of December 31, 1994, giving effect to the acquisition of ReLife, the Company employed 18,423 persons, of whom 12,966 were full-time employees and 5,457 were part-time employees. Of the above employees, 306 are employed at the Company's headquarters in Birmingham, Alabama. Except for approximately 100 employees at one rehabilitation hospital (about 20% of that facility's workforce), none of the Company's employees is represented by a labor union, and the Company is not aware of any current activities to organize its employees at other facilities. Management of the Company considers the relationship between the Company and its employees to be good.


Item 2.  Properties.

         The Company's executive offices currently occupy approximately 62,000 square feet in Birmingham, Alabama, under a lease which expires in 1996. In early 1995, the Company entered into an agreement with its landlord for a new lease, which will increase the size of its executive offices to approximately 120,000 square feet. The expanded executive offices are expected to be fully available by early 1996. Certain of the Company's other physical properties are listed in the table of facilities and businesses set forth under Item 1, "Business-Patient Care Services", which table is hereby incorporated herein by reference. All of the Company's outpatient services operations are carried out in leased facilities, except for its outpatient facilities located in Birmingham and Montgomery, Alabama, Orlando, Florida and one of its facilities in
Baltimore, Maryland. The Company owns 31 of its inpatient rehabilitation facilities and leases or operates under management contracts 35 of its inpatient rehabilitation facilities. The Company constructed its rehabilitation hospitals in Florence and Columbia, South Carolina, Kingsport and Nashville, Tennessee, Concord, New Hampshire, and Dothan, Alabama on property leased under long-term ground leases. The property on which the Company's Memphis, Tennessee rehabilitation hospital is located is owned in partnership by the Company and Methodist Hospitals of Memphis. The Company owns its four medical center facilities in Birmingham, Alabama, Richmond, Virginia and Miami, Florida and leases its medical center facility in Dallas, Texas. The Company currently owns, and from time to time may acquire, certain other improved and unimproved real properties in connection with its business. See Notes 5 and 7 of "Notes to Consolidated Financial Statements" for information with respect to the properties owned by the Company and certain indebtedness related thereto.

         In Management's opinion, the Company's physical properties are adequate for the Company's needs for the foreseeable future, and are consistent with the Company's expansion plans described elsewhere in this Annual Report on Form 10-K. See Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".


Item 3.  Legal Proceedings.

         In the ordinary course of its business, the Company may be subject, from time to time, to claims and legal actions by patients and others. No material actions are currently pending against the Company. See this Item, "Business Insurance" and Item 7, "Management's Discussion and Analysis of
Financial Condition and Results of Operations" for a description of the Company's insurance coverage arrangements.

         From time to time, the Company appeals decisions of various rate-making authorities with respect to Medicare rates established for the Company's facilities. These appeals are initiated in the ordinary course of business. Management believes that adequate reserves have been established for possible adverse decisions on any pending appeals and that the outcomes of currently pending appeals, either individually or in the aggregate, will have no material adverse effect on the Company's operations.


Item 4.  Submission of Matters to a Vote of Security Holders.

                  On December 6, 1994, a Special Meeting of Stockholders of the Company was held, at which the following actions were taken:

         1. The shares of Common Stock represented at the Special Meeting were voted for the change of the name of the Company to "HEALTHSOUTH Corporation" as follows:

                        NUMBER
                        VOTING                      FOR             AGAINST          ABSTAIN

                      25,744,101                25,672,157          16,320           55,624

         2. The shares of Common Stock represented at the Special Meeting were voted for the approval of an Amendment to the Restated Certificate of Incorporation of the Company to increase the authorized shares of Common Stock to 100,000,000 shares as follows:

                        NUMBER
                        VOTING                      FOR             AGAINST          ABSTAIN

                      25,744,101                23,987,654         1,650,474         105,975

         3. The shares of Common Stock represented at the Special Meeting were voted against the approval of the 1994 Stock Option Plan of the Company as follows:

                        NUMBER
                        VOTING                      FOR             AGAINST          ABSTAIN

                      23,764,868                 8,941,586        14,674,736         148,546

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         HEALTHSOUTH's Common Stock is listed for trading on the New York Stock Exchange (Symbol: HRC). The following table sets forth for the fiscal periods indicated the high and low reported sale prices for the Company's Common Stock.


                                                                                                  Reported
                                                                                               Sale Price (1)
                                                                                           High             Low
         1993

         First Quarter................................................................   $  26.38        $  14.25
         Second Quarter...............................................................      18.63           13.00
         Third Quarter................................................................      16.75           12.13
         Fourth Quarter...............................................................      25.63           15.25

         1994

         First Quarter................................................................   $  32.25        $  23.38
         Second Quarter...............................................................      34.63           25.25
         Third Quarter................................................................      39.38           25.75
         Fourth Quarter...............................................................      38.63           32.25

                                             -------------------------

         The closing price for the Common Stock on the New York Stock Exchange on March 3, 1995, was $39.13.

         There were approximately 1,281 holders of record of the Common Stock as of March 3, 1995, excluding those shares held by depository companies for certain beneficial owners.

         The Company has never paid cash dividends on its Common Stock and does not anticipate the payment of cash dividends in the foreseeable future. The Company currently anticipates that any future earnings will be retained to finance the Company's operations.

Item 6.  Selected Financial Data.


         Set forth below is a summary of selected consolidated financial data for the Company for the years indicated. All amounts have been restated to reflect the effects of the 1994 ReLife acquisition, which was accounted for as a pooling of interests.



                                                                              Year Ended December 31,
                                                1990                1991               1992               1993                1994
                                                ----                ----               ----               ----                ----
                                                                       (in thousands, except per share data)
Income Statement Data:

  Revenues                                  $   198,087      $   267,346       $    464,288       $     575,346      $   1,127,441
  Operating expenses:
      Operating units                           144,358          191,208            347,073             418,981            835,888
      Corporate general and administrative        7,025           10,631             14,418              20,018             37,139
  Provision for doubtful accounts                 5,441            6,030             11,842              13,875             20,583
  Depreciation and amortization                  11,388           15,115             26,737              39,376             75,588
  Interest expense                               11,857           10,412             11,295              14,261             57,255
  Interest income                                (4,136)          (5,804)            (5,121)             (3,698)            (4,224)
  ReLife merger expense (1)                                                                                                  2,949
  Loss on impairment of assets (2)                    0                0                  0                   0             10,500
  Loss on abandonment of computer project (2)         0                0                  0                   0              4,500
  NME Selected Hospitals Acquisition
      related expense (3)                             0                0                  0              49,742                  0
  Terminated merger expense (4)                       0                0              3,665                   0                  0
                                                -------          -------            -------             -------          ---------
                                                175,933          227,592            409,909             552,555          1,040,178

  Income before income taxes and
      minority expenses                          22,154           39,754             54,379              22,791             87,263
  Provision for income taxes                      7,638           13,284             18,383               9,009             33,835
                                                  -----           ------             ------               -----             ------
  Income before minority interests               14,516           26,470             35,996              13,782             53,428
  Minority interests                                929            1,272              1,402                 190                203
                                                    ---            -----              -----                 ---                ---

      Net income                           $     13,587      $    25,198       $     34,594       $      13,592      $      53,225
                                           =     ======      =    ======       =     ======       =      ======      =      ======

  Weighted average common and common
      equivalent shares outstanding (5)(6)       20,325           28,074             34,418              34,717             37,938
                                                 ======           ======             ======              ======             ======
  Net income per common and common
      equivalent share (5)                 $       0.67      $      0.90       $       1.01       $        0.39      $        1.40
                                           =       ====      =      ====       =       ====       =        ====      =        ====
  Net income per common share
      assuming full dilution (5)(6)        $       0.59      $      0.83       $        N/A       $         N/A      $        1.39
                                           =       ====      =      ====       =        ===       =         ===      =        ====


                                                                                   December 31,
                                                1990                1991               1992               1993                1994
                                                ----                ----               ----               ----                ----
                                                                                   (In Thousands)
Balance Sheet Data:

  Cash and marketable securities        $      74,480      $     125,252       $    104,381       $      77,299      $      82,577
  Working capital                             114,513            183,023            195,016             198,352            218,681
  Total assets                                316,594            491,004            701,210           1,281,522          1,552,334
  Long-term debt (7)                          156,560            170,175            306,082             818,349            944,774
  Stockholders' equity                        128,898            288,434            340,466             352,396            426,134
- --------------------

(1) Expense related to the ReLife acquisition. See Note 2 of "Notes to Consolidated Financial Statements" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(2) Expenses related to impairment of long-term assets. See Note 16 of "Notes to Consolidated Financial Statements" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(3) Expense related to the NME Selected Hospitals Acquisition. See Note 10 of "Notes to Consolidated Financial Statements" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(4) Expense related to the termination of a proposed merger in the first quarter of 1992. See Note 14 of "Notes to Consolidated Financial Statements".

(5) Adjusted to reflect a three-for-two stock split affected in the form of a 50 percent stock dividend paid on December 31, 1991.

(6) Fully-diluted earnings per share in 1990 and 1991 reflect shares reserved for issuance upon exercise of dilutive stock options and shares reserved for issuance upon conversion of the Company's 7-3/4% Convertible Subordinated Debentures due 2014, all of which were converted into Common Stock prior to June 3, 1991. Fully-diluted earnings per share in 1994 reflect shares reserved for issuance upon exercise of dilutive stock options and shares reserved for issuance upon conversion of the Company's 5% Convertible Subordinated Debentures due 2001. See Note 7 of "Notes to Consolidated Financial Statements".

(7) Includes current portion of long-term debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         The following discussion is intended to facilitate the understanding and assessment of significant changes and trends related to the results of operations and financial condition of the Company, including certain factors related to the acquisition by the Company of 28 inpatient rehabilitation facilities and 45 associated outpatient rehabilitation locations from NME, effective December 31, 1993 (the "NME Selected Hospitals Acquisition"), as well as factors related to the acquisition transaction between the Company and ReLife, Inc., which was effective December 29, 1994 (the "ReLife Acquisition"). The ReLife Acquisition was accounted for as a pooling of interests, and, unless otherwise indicated, all amounts shown in the following discussion have been restated to reflect the effect of the Relife Acquisition. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

         During the periods discussed below, governmental, commercial and private payors have increasingly recognized the need to contain their costs for healthcare services. These payors are turning to closer monitoring of services, prior authorization requirements, utilization review and increased utilization of outpatient services. The Company has experienced an increased effort by these payors to contain costs through negotiated discount pricing for health maintenance organizations and similar patient referral services. The Company views these efforts as an opportunity to demonstrate the effectiveness of its clinical programs and its ability to provide its rehabilitative healthcare services efficiently. The Company has entered into a number of contracts with payors to provide services and has realized an increased volume of patients as a result.

         The Company provides rehabilitative healthcare services through its inpatient and outpatient rehabilitation facilities and medical centers. The Company has expanded its operations through the acquisition or opening of new facilities and satellite locations and by enhancing its existing operations. The Company's revenues increased from $464,288,000 in 1992 to $1,127,441,000 in 1994, an increase of 143%. As of December 31, 1994, the Company has 402 locations in 33 states, the District of Columbia and Ontario, Canada, including 238 outpatient rehabilitation locations (including 111 outpatient rehabilitation centers and 127 associated satellite clinics), 66 inpatient rehabilitation locations with 39 associated satellite outpatient clinics, five medical centers, and 54 locations providing other patient care services.

         The Company's revenues include net patient service revenues and other operating revenues. Net patient service revenues are reported at estimated net realizable amounts from patients, insurance companies, third-party payors
(primarily Medicare and Medicaid) and others for services rendered. Revenues from third-party payors also include estimated retroactive adjustments under reimbursement agreements which are subject to final review and settlement by appropriate authorities. Management determines allowances for doubtful accounts and contractual adjustments based on historical experience and the terms of payor contracts. Net accounts receivable include only those amounts estimated by management to be collectible.

         The Company, in many cases, operates more than one site within a market. In such markets, there is customarily an outpatient center or inpatient facility with associated satellite outpatient locations. For purposes of the following discussion and analysis, same store operations are measured on locations within markets in which similar operations existed at the end of the period and include the operations of additional locations opened within the same market. New store operations are measured on locations within new markets.

         Effective December 31, 1993, the Company acquired 28 inpatient rehabilitation facilities and 45 associated outpatient rehabilitation locations from NME. After giving effect to the NME Selected Hospitals Acquisition, the Company's pro forma revenues were $979,456,000 and $1,030,215,000 for the years ended December 31, 1992 and 1993, respectively.

         Effective December 29, 1994, the Company consummated the ReLife Acquisition as a merger accounted for as a pooling of interests. In connection with the ReLife Acquisition, the Company acquired 31 inpatient rehabilitation facilities and 12 outpatient rehabilitation centers. The ReLife operations generated operating revenues of $118,874,000 for the fiscal year ending September 30, 1994, compared to $93,042,000 for the fiscal year ending September 30, 1993, an increase of 27.8%. The results for HEALTHSOUTH described below are based on a combination of HEALTHSOUTH's results for its December 31 fiscal year and ReLife's results for its September 30 fiscal year for all periods presented. All data set forth relating to revenues derived from Medicare and Medicaid do not take into account revenues of the ReLife facilities.

Results of Operations of the Company

Twelve-Month Periods Ended December 31, 1992 and 1993

         The  Company  operated  171  outpatient   rehabilitation  locations  at
December 31, 1993, compared to 126 outpatient rehabilitation locations at December 31, 1992. In addition, the Company operated 39 inpatient facilities and four medical centers at December 31, 1993, compared to 22 inpatient facilities and four medical centers at December 31, 1992. In 1993, the Company opened the Vanderbilt Stallworth Rehabilitation Hospital in Nashville, Tennessee, and acquired 13 inpatient facilities from Rebound, Inc. The foregoing information does not give effect to the facilities acquired effective December 31, 1993 in the NME Selected Hospitals Acquisition.

         The Company's operations generated revenues of $575,346,000 in 1993, an increase of $111,058,000, or 23.9%, as compared to 1992 revenues. Same store revenues for the twelve months ended December 31, 1993 were $539,377,000 an increase of $75,089,000, or 16.1%, as compared to the same period in 1992. New store revenues for 1993 were $35,969,000. The increase in revenues is primarily attributable to increases in patient volume and the addition of 45 outpatient rehabilitation locations and 13 inpatient locations. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 30.6% and 1.0% of revenues for 1993, compared to 29.3% and 1.3% of revenues for 1992. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During 1993, same store outpatient visits and inpatient days increased 19.9% and 8.2%, respectively. Revenue per outpatient visit and revenue per inpatient day for same store operations increased by 0.6% and 6.3%, respectively.

         Operating expenses, at the operating unit level, were $418,981,000, or 72.8% of revenues, for 1993, compared to 74.8% of revenues for 1992. Same store operating expenses for 1993 were $391,409,000, or 72.6% of related revenues. New store operating expenses were $27,572,000, or 76.7% of related revenues. The decrease in operating expenses as a percentage of revenues is primarily attributable to increased patient volume and controlled expenses. Corporate general and administrative expenses increased from $14,418,000 in 1992 to
$20,018,000 in 1993. As a percentage of revenues, corporate general and administrative expenses increased from 3.1% in 1992 to 3.5% in 1993. Total operating expenses were $438,999,000, or 76.3% of revenues, for 1993, compared to $361,491,000, or 77.9% of revenues, for 1992. The provision for doubtful accounts was $13,875,000, or 2.4% of revenues, for 1993, compared to $11,842,000, or 2.6% of revenues, for 1992.

         Depreciation and amortization expense was $39,376,000 for 1993, compared to $26,737,000 for 1992. The increase represents the investment in additional assets by the Company. Interest expense increased to $14,261,000 in 1993 compared to $11,295,000 for 1992 primarily because of the increased borrowings during the year under the Company's revolving line of credit. For 1993, interest income was $3,698,000, compared to $5,121,000 for 1992. The reduction in interest income is primarily attributable to the reduction in rates received on invested funds and a decrease in the cash balance.

         As a result of the NME Selected Hospitals Acquisition, the Company recognized an expense of approximately $49,742,000 during the year ended December 31, 1993. By recognizing this expense, the Company accrued approximately $3,000,000 for costs related to certain employee separations and relocations. The Company expects the plan of consolidation to take up to 24 months. The $3,000,000 accrual, which is the only cash expense included in the acquisition-related expense, will be paid over that same period. In addition, the Company has provided approximately $39,000,000 for the write-down of certain assets to net realizable value as the result of planned facility consolidations, and approximately $7,700,000 for the write-off of certain capitalized development projects. The consolidations are applicable in selected markets where the Company's services overlap with those of the acquired facilities. The costs of development projects in certain target markets that were previously capitalized were written off due to the acquisition of NME facilities in or near those markets. For further discussion, see Note 10 of "Notes to Consolidated Financial Statements".

         Income before minority interests and income taxes for 1993 was $22,791,000, compared to $54,379,000 for 1992. The provision for income taxes for 1993 was $9,009,000, compared to $18,383,000 for 1992, resulting in effective tax rates of 39.9% for 1993 and 34.7% for 1992. Net income for 1993 was $13,592,000.


Twelve-Month Periods Ended December 31, 1993 and 1994

         The Company operated 238 outpatient rehabilitation locations (excluding outpatient satellites of inpatient facilities) at December 31, 1994, compared to 171 outpatient rehabilitation locations at December 31, 1993. In addition, the Company operated 66 inpatient facilities and five medical centers at December 31, 1994, compared to 39 inpatient facilities and four medical centers at December 31, 1993.

         The Company's operations generated revenues of $1,127,441,000 in 1994, an increase of $552,095,000, or 96.0%, as compared to 1993 revenues. Same store revenues for the twelve months ended December 31, 1994 were $660,973,000, an increase of $85,627,000, or 14.9%, as compared to the same period in 1993. New store revenues for 1994 were $466,468,000. New store revenues reflect (1) the 28 inpatient rehabilitation facilities and 45 associated outpatient rehabilitation locations associated with the NME Selected Hospitals Acquisition, (2) the acquisition of a specialty medial center in Dallas, Texas, (3) the opening of three new inpatient rehabilitation facilities, (4) the acquisition of outpatient locations in 28 new markets, (5) the acquisition of a contract therapist provider, and (6) the acquisition of a diagnostic imaging company. See Note 10 of "Notes to Consolidated Financial Statements". The increase in revenues is primarily attributable to the addition of these operations and increases in patient volume. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 41.0% and 3.2% of total revenues for 1994, compared to 30.6% and 1.0% of total revenues for 1993. Revenues from any other single third-party payor were not significant in relation to the Company's total revenues. The increase in Medicare revenues is primarily attributable to the NME Selected Hospitals Acquisition, since the acquired facilities had a greater proportion of Medicare patients than the Company's historical experience in its existing facilities. During 1994, same store outpatient visits and inpatient days increased 21.8% and 23.0%, respectively. Revenue per outpatient visit and revenue per inpatient day for the same store operations decreased by 7.8% and 8.4%, respectively. These decreases were offset by increased volume from managed care and national accounts and by control of expenses.

         Operating expenses, at the operating unit level, were $835,888,000, or 74.1% of revenues, for 1994, compared to 72.8% of revenues for 1993. Same store operating expenses for 1994 were $496,870,000, or 75.2% of related revenues. New store operating expenses were $339,018,000, or 72.7% of related revenues. Corporate general and administrative expenses increased from $20,018,000 in 1993 to $37,139,000 in 1994. As a percentage of revenues, corporate general and administrative expenses decreased from 3.5% in 1993 to 3.3% in 1994. Total operating expenses were $873,027,000, or 77.4% of revenues, for 1994, compared to $438,999,000, or 76.3% of revenues, for 1993. The provision for doubtful accounts was $20,583,000, or 1.8% of revenues, for 1994, compared to $13,875,000, or 2.4% of revenues, for 1993.

         Depreciation and amortization expense was $75,588,000 for 1994, compared to $39,376,000 for 1993. The increase represents the investment in additional assets by the Company. Interest expense increased to $57,255,000 in 1994, compared to $14,261,000 for 1993, primarily because of the increased borrowings during the year under the Company's revolving line of credit, the issuance of $250,000,000 principal amount of 9.5% Senior Subordinated Notes due 2001 and the issuance of $115,000,000 principal amount of 5% Convertible Subordinated Debentures due 2001. See Note 7 of "Notes to Consolidated Financial Statements". For 1994, interest income was $4,224,000 compared to $3,698,000 for 1993. The increase in interest income is primarily attributable to the increase in the Company's cash position during the year.

         During 1994, the Comapany began implementation of the plan of consolidation related to the NME Selected Hospitals Acquisition. The $3,000,000 accrual for costs related to employee separations and relocations was reduced by approximately $758,000. A total of 208 employees were affected during 1994. In addition, assets with a net book value $17,911,000 were written off against the $39,000,000 provided for discontinued operations. Finanlly, the Company wrote off all of the $7,700,000 in capitalized development projects. The Company will complete the plan of consolidation during 1995. It is management's opinion that the remaining accrual of $23,669,000 is adequate to complete the plan. See Note 10 of "Notes to Consolidated Financial Statements".

         As a result of the ReLife Acquisition in the fourth quarter of 1994, the Company has recognized $2,949,000 in ReLife merger expenses during 1994. This amount represents costs and expenses incurred or accrued in connection with completing the ReLife Acquisition. See Note 2 of "Notes to Consolidated Financial Statements".

         During 1994, the Company recognized a $10,500,000 loss on impairment of assets. This amount relates to the termination of a ReLife management contract and a permanently damaged ReLife facility. Also during 1994, the Company recognized a $4,500,000 loss on abandonment of a ReLife computer project. See
Note 16 of "Notes to Consolidated Financial Statements".

         Income before minority interests and income taxes for 1994 was $87,263,000, compared to $22,791,000 for 1993. Minority interests reduced income before income taxes by $203,000, compared to $190,000 for 1993. The provision for income taxes for 1994 was $33,835,000, compared to $9,009,000 for 1993, resulting in effective tax rate of 38.9% for 1994 and 39.9% for 1993. Net income for 1994 was $53,225,000.


Liquidity and Capital Resources

         At December 31, 1994, the Company had working capital of $218,681,000, including cash and marketable securities of $82,577,000. Working capital at December 31, 1993 was $198,352,000, including cash and marketable securities of $77,299,000. For 1994, cash provided by operations was $132,050,000, compared to $59,787,000 for 1993. The Company used $234,816,000 for investing activities during 1994, compared to $570,916,000 for 1993. Additions to property, plant and equipment and acquisitions accounted for $123,575,000 and $85,967,000, respectively, during 1994. Those same investing activities accounted for $113,161,000 and $428,307,000, respectively, in 1993. Financing activities provided $100,384,000 and $493,095,000 during 1994 and 1993, respectively. Net borrowing proceeds (borrowing less principal reductions) for 1994 and 1993 were $87,603,000 and $494,979,000, respectively.

         Net Accounts receivable were $222,720,000 at December 31, 1994, compared to $165,586,000 at December 31, 1993. The number of days of average revenues in average receivables was 69.9 at December 31, 1994, compared to 69.5 at December 31, 1993 (excluding the receivables acquired from NME at December 31, 1993). The concentration of net accounts receivable from patients, third-party payors, insurance companies and others at December 31, 1994 is consistent with the related concentration of revenues for the period then ended.

         Beginning  December  1,  1993,  the  Company  became  self-insured  for professional liability and comprehensive general liability. The Company purchased coverage for all claims incurred prior to December 1, 1993. Additionally, the Company purchased underlying insurance which will cover all claims once established limits have been exceeded. The funding requirements for the self-insurance plan will be based on an independent actuarial determination. The funding requirements are not expected to have a material impact on the Company's liquidity and capital positions.

         The Company has a $550,000,000 revolving line of credit with NationsBank of North Carolina and 15 other participating banks. Interest is paid quarterly based on LIBOR plus a predetermined margin, prime, or competitively bid rates from the participating banks. This credit facility revolves until June 1, 1997, at which time the outstanding principal balance converts to a term loan to be repaid in 15 quarterly payments beginning June 30, 1997. The Company provided a negative pledge on all assets and granted the banks a first priority security interest in all shares of stock of its subsidiaries and rights and interests in its controlled partnerships. The effective interest rate on the average outstanding balance under the revolving line of credit was 5.94% for the year ended December 31, 1994, compared to the average prime rate of 7.15% during the same period. At December 31, 1994, the Company had drawn $510,000,000 under its revolving line of credit. The Company has received a fully-underwritten commitment to amend and restate the credit agreement, which will increase the size of the facility to $1,000,000,000.

         The Company intends to pursue the acquisition or development of additional healthcare operations, including comprehensive outpatient rehabilitation facilities, inpatient rehabilitation facilities and companies engaged in the provision of rehabilitation-related services, and to expand certain of its existing facilities. While it is not possible to estimate precisely the amounts which will actually be expended in the foregoing areas, the Company anticipates that over the next twelve months it will spend approximately $50,000,000 for the acquisition and/or development of new comprehensive outpatient rehabilitation facilities and approximately $70,000,000 for inpatient facility projects and the construction and equipping of additions to existing inpatient facilities.

         As of January 22, 1995, the Company entered into an Amended and Restated Plan and Agreement of Merger with Surgical Health Corporation ("SHC"), pursuant to which the Company has agreed to acquire SHC through a stock-for-stock merger to be accounted for as a pooling of interests. SHC operates 36 outpatient surgery centers. Under the terms of the Plan and Agreement of Merger, the Company will issue shares of its Common Stock to all holders of SHC's Common Stock pursuant to an exchange ratio calculated to provide $4.60 in value of HEALTHSOUTH Common Stock for each share of SHC's capital stock, subject to adjustment in certain circumstances. The transaction is subject to the satisfaction of various conditions, including the receipt of all required regulatory approvals and the termination or expiration of the waiting period under the HSR Act. The Company currently expects the transaction to be consummated during the second quarter of 1995 and is working toward the satisfaction of all such conditions and the obtaining of all regulatory approvals.

         In addition, on February 3, 1995, the Company entered into a Stock Purchase Agreement with NovaCare, Inc. and NC Resources, Inc., pursuant to which the Company has agreed to acquire the operations of NovaCare, Inc.'s rehabilitation hospital division. In connection with that transaction, the Company will pay a cash purchase price of $215,000,000, and will assume liabilities of approximately $20,000,000. The transaction is subject to various conditions, including the expiration or termination of the waiting period under the HSR Act. The Company expects the transaction to be consummated early in the second quarter of 1995.

         Although the Company is continually considering and evaluating acquisitions and opportunities for future growth, the Company has not entered into any agreements with respect to material future acquisitions other than the transactions with SHC and NovaCare. The Company believes that existing cash, cash flow from operations, and borrowings under the revolving line of credit, as increased pursuant to the new commitment, will be sufficient to satisfy the Company's estimated cash requirements for the next twelve months, and for the reasonably foreseeable future.

         Inflation in recent years has not had a significant effect on the Company's business, and is not expected to adversely affect the Company in the future unless it increases significantly.

Item 8.  Financial Statements and Supplementary Data.

         Consolidated   financial   statements   of  the  Company   meeting  the
requirements of Regulation S-X are filed on the succeeding pages of this Item 8 of this Annual Report on Form 10-K, as listed below:

                                                                           Page

          Report of Independent Auditors

          Consolidated Balance Sheets as of December 31, 1993 and 1994

          Consolidated Statements of Income for the Years Ended
          December 31, 1992, 1993 and 1994

          Consolidated Statements of Stockholders' Equity for the
          Years Ended December 31, 1992, 1993 and 1994

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1992, 1993 and 1994

          Notes to Consolidated Financial Statements

          Other financial statements and schedules required under Regulation S-X are listed in Item 14(a)2, and filed under Item 14(d), of this Annual Report on Form 10-K.


                         Report of Independent Auditors

The Board of Directors
HEALTHSOUTH Corporation

We have audited the accompanying consolidated balance sheets of HEALTHSOUTH Corporation and Subsidiaries as of December 31, 1993 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HEALTHSOUTH Corporation and Subsidiaries at December 31, 1993 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                          ERNST & YOUNG LLP

Birmingham, Alabama
February 24, 1995

                    HEALTHSOUTH Corporation and Subsidiaries

                          Consolidated Balance Sheets

                                                                             December 31
                                                                        --------------------
                                                                          1993       1994
                                                                        --------------------
                                                                            (In thousands)
Assets
Current assets:
  Cash and cash equivalents (Note 3)                                  $   68,331 $   65,949
  Other marketable securities (Note 3)                                     8,968     16,628
  Accounts receivable, net of allowances for doubtful
     accounts and contractual adjustments of $118,746,000 in
     1993 and $141,859,000 in 1994                                       165,586    222,720
  Inventories                                                             21,139     22,262
  Prepaid expenses and other current assets                               41,814     68,401
                                                                        --------------------
Total current assets                                                     305,838    395,960

Other assets:
  Loans to officers                                                        1,488      1,240
  Other (Note 4)                                                          21,950     40,692
                                                                        --------------------
                                                                          23,438     41,932

Property, plant and equipment, net (Note 5)                              744,084    789,538
Intangible assets, net (Note 6)                                          208,162    324,904




                                                                      ----------------------
Total assets                                                          $1,281,522 $1,552,334
                                                                      ----------------------

                                                                               December 31
                                                                        -----------------------
                                                                          1993           1994
                                                                        -----------------------
                                                                             (In thousands)
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                   $    45,737    $    83,180
  Salaries and wages payable                                              26,877         32,672
  Accrued interest payable and other liabilities                          29,857         46,714
  Current portion of long-term debt and leases (Note 7                     5,015         14,713
                                                                        -----------------------
Total current liabilities                                                107,486        177,279

Long-term debt (Note 7)                                                  813,334        930,061
Deferred income taxes (Note 11)                                            9,647          7,882
Deferred revenue (Note 15)                                                     -          7,526
Other long-term liabilities (Note 16)                                        458          5,655
Minority interests--limited partnerships (Note 9)                         (1,799)        (2,203)

Commitments and contingent liabilities (Notes 12 and 17)
Stockholders' equity:
  Preferred Stock, $.10 par value--1,500,000 shares
     authorized; issued and outstanding-none                                   -              -
  Common Stock, $.01 par value--100,000,000 shares
     authorized; issued-33,195,000 in 1993 and 34,230,000
     in 1994                                                                 332            342
  Additional paid-in capital                                             285,679        306,565
  Retained earnings                                                       85,640        137,027
  Treasury stock, at cost (91,000 shares)                                   (323)          (323)
  Receivable from Employee Stock Ownership Plan (Note 13)                (18,932)       (17,477)
                                                                        -----------------------
Total stockholders' equity                                               352,396        426,134
                                                                        -----------------------
Total liabilities and stockholders' equity                           $ 1,281,522    $ 1,552,334
                                                                        -----------------------

See accompanying notes.

                    HEALTHSOUTH Corporation and Subsidiaries

                       Consolidated Statements of Income

                                                        Year ended December 31
                                             -------------------------------------------
                                                  1992           1993           1994
                                             -------------------------------------------
                                            (In thousands, except for per share amounts)
Revenues                                     $   464,288    $   575,346    $ 1,127,441

Operating expenses:
  Operating units                                347,073        418,981        835,888
  Corporate general and administrative            14,418         20,018         37,139
Provision for doubtful accounts                   11,842         13,875         20,583
Depreciation and amortization                     26,737         39,376         75,588
Interest expense                                  11,295         14,261         57,255
Interest income                                   (5,121)        (3,698)        (4,224)
ReLife merger expense (Note 2)                         -              -          2,949
Loss on impairment of assets (Note 16)                 -              -         10,500
Loss on abandonment of computer
   project (Note 16)                                   -              -          4,500
NME Selected Hospitals Acquisition
   related expense (Note 10)                           -         49,742              -
Terminated merger expense (Note 14)                3,665              -              -
                                             -------------------------------------------
                                                 409,909        552,555      1,040,178
                                             -------------------------------------------
Income before income taxes and
   minority interests                             54,379         22,791         87,263
Provision for income taxes (Note 11)              18,383          9,009         33,835
                                             -------------------------------------------
                                                  35,996         13,782         53,428
Minority interests                                 1,402            190            203
                                             -------------------------------------------
Net income                                   $    34,594    $    13,592    $    53,225
                                             -------------------------------------------
Weighted average common and common
   equivalent shares outstanding                  34,418         34,717         37,938
                                             -------------------------------------------
Net income per common and common
   equivalent share                          $      1.01    $       .39    $       1.40
                                             -------------------------------------------
Net income per common share--assuming
   full dilution                             $       N/A    $       N/A    $       1.39
                                             -------------------------------------------

See accompanying notes.

                                         HEALTHSOUTH Corporation and Subsidiaries

                                      Consolidated Statements of Stockholders' Equity

                                                          Additional                                             Total
                                     Common      Common     Paid-In     Retained     Treasury   Receivable   Stockholders'
                                     Shares      Stock      Capital     Earnings       Stock     from ESOP      Equity
                                    --------------------------------------------------------------------------------------
                                                                     (In thousands)
Balance at December 31, 1991         30,978     $ 310.4    $246,105.4    $52,079.0   $ (60.0)   $(10,000.0)   $288,434.8

Proceeds from issuance of
   common shares                        949         9.5      24,341.5           --        --            --      24,351.0
Proceeds from exercise of
   options                              956         9.6       6,873.6           --        --            --       6,883.2
Income tax benefits related to
   Incentive Stock Options               --          --       5,634.7           --        --            --       5,634.7
Common shares exchanged in the
   exercise of options                   (4)         --         (95.6)          --        --            --         (95.6)
Loan to Employee Stock
   Ownership Plan                        --          --            --           --        --     (10,000.0)    (10,000.0)
Reduction in Receivable from
   Employee Stock Ownership
   Plan                                  --          --            --           --        --         358.0         358.0
Purchase of limited
   partnership units                     21          .2         499.8    (10,193.4)       --            --      (9,693.4)
Net income                               --          --            --     34,594.0        --            --      34,594.0
                                     -----------------------------------------------------------------------------------
Balance at December 31, 1992         32,900       329.7     283,359.4     76,479.6     (60.0)    (19,642.0)    340,466.7

Proceeds from exercise of
   options                              224         2.2       1,734.4           --        --            --       1,736.6
Income tax benefits related to
   Incentive Stock Options               --          --         584.7           --        --            --         584.7
Reduction in Receivable from
   Employee Stock Ownership
   Plan                                  --          --            --           --        --         710.1         710.1
Purchase of limited
   partnership units                     --          --            --     (4,431.7)       --            --      (4,431.7)
Purchase of treasury stock              (20)         --            --           --    (263.0)           --        (263.0)
Net income                               --          --            --     13,592.1        --            --      13,592.1
                                     -----------------------------------------------------------------------------------
Balance at December 31, 1993         33,104       331.9     285,678.5     85,640.0    (323.0)    (18,931.9)    352,395.5

                                                              HEALTHSOUTH Corporation and Subsidiaries

                                                    Consolidated Statements of Stockholders' Equity (continued)

                                                            Additional                                               Total
                                       Common     Common     Paid-In        Retained    Treasury    Receivable    Stockholders'
                                       Shares     Stock      Capital        Earnings     Stock       from ESOP       Equity
                                    ---------------------------------------------------------------------------------------------
                                                                         (In thousands)
Proceeds from issuance of
   common shares at $27.17
   per share                             19    $   .2     $    532.8     $       --    $     --    $       --    $    533.0
Proceeds from exercise of
   options                            1,027      10.3       14,205.4             --          --            --      14,215.7
Income tax benefits related to
   Incentive Stock Options               --        --        6,469.6             --          --            --       6,469.6
Common shares exchanged in the
   exercise of options                  (11)      (.1)        (321.3)            --          --            --        (321.4)
Reduction in receivable from
   Employee Stock Ownership
   Plan                                  --        --             --             --          --       1,455.0       1,455.0
Purchase of limited
   partnership units                     --        --             --       (1,838.0)         --            --      (1,838.0)
Net income                               --        --             --       53,225.0          --            --      53,225.0
                                     ---------------------------------------------------------------------------------------
Balance at December 31, 1994         34,139    $342.3     $306,565.0     $137,027.0     $(323.0)   $(17,476.9)   $426,134.4
                                     ---------------------------------------------------------------------------------------

See accompanying notes.

                                                      HEALTHSOUTH Corporation and Subsidiaries

                                                        Consolidated Statements of Cash Flows

                                                                Year ended December 31
                                                         ----------------------------------
                                                           1992          1993         1994
                                                         ----------------------------------
                                                                    (In thousands)
Operating activities
Net income                                              $  34,594    $  13,592    $  53,225
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                            26,737       39,376       75,588
  Provision for doubtful accounts                          11,842       13,875       20,583
  Provision for losses on impairment of assets                  -            -       10,500
  Provision for losses on abandonment of computer
     project                                                    -            -        4,500
  NME Selected Hospitals Acquisition related
     expense                                                    -       49,742            -
  Income applicable to minority interests of
     limited partnerships                                   1,402          190          203
  Provision (benefit) for deferred income taxes             4,501       (6,554)      (1,199)
  Provision for deferred revenue                             (279)         (49)        (164)
  Gain on sale of property, plant and equipment                 -            -         (627)
Changes in operating assets and liabilities,
net of effects of acquisitions:
  Accounts receivable                                     (32,894)     (24,195)     (66,781)
  Inventories, prepaid expenses and other current
     assets                                               (12,956)     (15,639)     (21,166)
  Accounts payable and accrued expenses                     6,245      (10,551)      57,388
                                                         ----------------------------------
Net cash provided by operating activities                  39,192       59,787      132,050

Investing activities
Purchases of property, plant and equipment                (88,503)    (113,161)    (123,575)
Proceeds from sale of property, plant and equipment             -            -       59,025
Additions to intangible assets, net of effects of
   acquisitions                                           (25,206)     (39,156)     (59,307)
Assets obtained through acquisitions, net of
   liabilities assumed                                    (53,961)    (428,307)     (85,967)
Changes in other assets                                     1,834       (4,846)     (17,526)
Proceeds received on sale of other marketable
   securities                                              14,041       20,554        1,660
Investments in other marketable securities                (13,000)      (6,000)      (9,126)
                                                         ----------------------------------
Net cash used in investing activities                    (164,795)    (570,916)    (234,816)

                                                                                     HEALTHSOUTH Corporation and Subsidiaries

                                                                                 Consolidated Statements of Cash Flows (continued)

                                                                                             Year ended December 31
                                                                                ----------------------------------------------------
                                                                                   1992                 1993                  1994
                                                                                ----------------------------------------------------
                                                                                                  (In thousands)
Financing activities
Proceeds from borrowings                                                        $ 169,800            $ 512,710            $ 550,084
Principal payments on long-term debt and leases                                   (61,313)             (17,731)            (462,481)
Proceeds from exercise of options                                                   6,788                1,736               13,895
Proceeds from issuance of common stock                                             19,004                   --                  533
Purchase of treasury stock                                                             --                 (263)                  --
Loans to Employee Stock Ownership Plan                                            (10,000)                  --                   --
Reduction in Receivable from Employee Stock
   Ownership Plan                                                                     358                  710                1,455
Proceeds from investment by minority interests                                        971                  614                   44
Purchase of limited partnership interests                                         (11,495)              (3,784)              (1,090)
Payment of cash distributions to limited partners                                  (2,833)                (897)              (2,056)
                                                                                ----------------------------------------------------
Net cash provided by financing activities                                         111,280              493,095              100,384
                                                                                ----------------------------------------------------
Decrease in cash and cash equivalents                                             (14,323)             (18,034)              (2,382)
Cash and cash equivalents at beginning of year                                    100,688               86,365               68,331
                                                                                ----------------------------------------------------
Cash and cash equivalents at end of year                                        $  86,365            $  68,331            $  65,949
                                                                                ----------------------------------------------------
Supplemental disclosures of cash flow
  information
Cash paid during the year for:
  Interest                                                                      $  12,899            $  12,344            $  48,668
  Income taxes                                                                     10,466               20,326               28,029

Non-cash financing activities:

  The Company received a tax benefit from the disqualifying disposition of incentive stock options of $5,635,000, $585,000 and $6,470,000 for the years ended December 31, 1992, 1993 and 1994, respectively.

See accompanying notes.

                    HEALTHSOUTH Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                               December 31, 1994


1. Significant Accounting Policies

The significant accounting policies followed by HEALTHSOUTH Corporation (formerly HEALTHSOUTH Rehabilitation Corporation) and its subsidiaries (the Company) are presented as an integral part of the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of HEALTHSOUTH Corporation (HEALTHSOUTH) and its wholly-owned subsidiaries, as well as its limited partnerships (see Note 9). All significant intercompany accounts and transactions have been eliminated in consolidation.

HEALTHSOUTH Corporation is engaged in the business of providing comprehensive rehabilitative and clinical healthcare services on an inpatient and outpatient basis.

Marketable Securities

Marketable equity securities and debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, if material, reported as a separate component of stockholders' equity, net of tax. The adjusted cost of the specific security sold method is used to compute gain or loss on the sale of securities. Interest and dividends on securities classified as available-for-sale are included in investment income. Marketable equity securities and debt securities of the Company have maturities of less than one year.

Accounts Receivable and Third-Party Reimbursement Activities

Receivables from patients, insurance companies and third-party contractual insured accounts (Medicare and Medicaid) are based on payment agreements which generally result in the Company collecting an amount different from the established rates. Final determination of the settlement is subject to review by appropriate authorities. Adequate allowances are provided for doubtful accounts and contractual adjustments. Uncollectible accounts are written off against the allowance for doubtful accounts after adequate collection efforts are made. Net accounts receivable include only those amounts estimated by management to be collectible.

                    HEALTHSOUTH Corporation and Subsidiaries

1. Significant Accounting Policies (continued)

The concentration of net accounts receivable from third-party contractual payors and others, as a percentage of total net accounts receivable, was as follows:

                                           December 31
                                 -------------------------------
                                    1993                  1994
                                 -------------------------------
Medicare                             33%                   36%
Medicaid                              4%                    6%
Other                                63%                   58%
                                 -------------------------------
                                    100%                  100%
                                 -------------------------------

Inventories

Inventories are stated at the lower of cost or market using the specific identification method.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Upon sale or retirement of property, plant or equipment, the cost and related accumulated depreciation are eliminated from the respective account and the resulting gain or loss is included in the results of operations.

Interest cost incurred during the construction of a facility is capitalized. The Company incurred interest of $13,274,000, $16,645,000 and $59,014,000 of which $1,979,000, $2,384,000 and $1,759,000 was capitalized during 1992, 1993 and
1994, respectively.

Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or the term of the lease, as appropriate. The estimated useful life of buildings is 30-40 years and the general range of useful lives for leasehold improvements, furniture, fixtures and equipment is 10-15 years.

Intangible Assets

Cost in excess of net asset value of purchased facilities is amortized over 20 to 40 years using the straight-line method. Organization and start-up costs incurred prior to opening a new facility and partnership formation costs are deferred and amortized on a straight-line basis over a period of 36 months. Organization, partnership formation and start-up costs for a project that is subsequently abandoned are charged to operations in that period. Debt issue costs are amortized over the term of the debt. Noncompete agreements are amortized using the straight-line method over the term of the agreements.

Minority Interests

The equity of minority investors in limited partnerships of the Company is reported on the balance sheet as minority interests. Minority interests reported in the income statement reflect the respective shares of income or loss of the limited partnerships attributable to the minority investors, the effect of which is removed from the results of operations of the Company.

Revenues

Revenues include net patient service revenues and other operating revenues. Net patient service revenues are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors.

Income Per Common and Common Equivalent Share

Income per common and common equivalent share is computed based on the weighted average number of common shares and common equivalent shares outstanding during the periods. Common equivalent shares include dilutive employees' stock options, less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock. Fully diluted earnings per share (based on 40,299,000 shares in 1994) assumes conversion of the 5% Convertible Subordinated Debentures due 2001 (see Note 7).

Impairment of Assets

Long-lived assets, such as property, plant and equipment and identifiable intangible assets are reviewed for impairment losses when certain impairment indicators exist. If an impairment exists, the related asset is adjusted to the lower of book value or estimated future cash flows from the use and eventual disposal of the asset.

2. Merger

Effective December 29, 1994, the Company merged with ReLife, Inc. ("ReLife") and in connection therewith issued 5,512,645 shares of its Common Stock for all of ReLife's outstanding common stock. ReLife provides a system of rehabilitation services and operates 31 inpatient facilities with an aggregate of approximately 1,100 licensed beds, including nine free-standing rehabilitation hospitals, nine acute rehabilitation units, five sub-acute rehabilitation units, seven transitional living units and one residential facility and provides outpatient rehabilitation services at twelve outpatient centers.

The merger was accounted for as a pooling of interests and, accordingly, the Company's financial statements have been restated to include the results of ReLife for all periods presented. Prior to the merger, ReLife reported on a fiscal year ending on September 30. The accompanying financial statements are based on a combination of the Company's results for its December 31 fiscal year and ReLife's results for its September 30 fiscal year for all periods presented. Costs and expenses of $2.9 million incurred by HEALTHSOUTH in connection with the merger have been recorded in operations in 1994 and reported as ReLife merger expenses in the accompanying consolidated statements of income.

Combined and separate results of the Company and ReLife are as follows (in thousands):

                                              HEALTHSOUTH              ReLife               Combined
                                           ------------------------------------------------------------
Year ended December 31, 1992
   Revenues                                  $     406,968         $      57,320         $     464,288
   Net income                                       29,738                 4,856                34,594
Year ended December 31, 1993
   Revenues                                        482,304                93,042               575,346
   Net income                                        6,687                 6,905                13,592
Year ended December 31, 1994
   Revenues                                      1,008,567               118,874             1,127,441
   Net income (loss)                                54,047                  (822)               53,225

There were no transactions between the Company and ReLife prior to the merger. The effects of conforming the accounting policies of the two companies are not material.


3. Cash, Cash Equivalents and Other Marketable Securities (Including Funds Subject to Withdrawal Restrictions)

Cash, cash equivalents and other marketable securities consisted of the following:

                                                                   December 31
                                                          --------------------------
                                                             1993             1994
                                                          --------------------------
                                                                (In thousands)
Cash                                                      $  39,916       $  56,849
Municipal put bonds                                           9,800           2,100
Tax advantaged auction preferred stocks                       4,000           7,000
Municipal put bond mutual funds                               2,000               -
Money market funds                                            8,410               -
United States Treasury bills                                  4,205               -
                                                          --------------------------
     Total cash and cash equivalents                         68,331          65,949
                                                          --------------------------
United States Treasury notes                                      -           1,004
Certificates of deposit                                       1,108           2,135
Municipal put bonds                                           1,860           3,975
Municipal put bond mutual  funds                              5,000           8,514
Collateralized mortgage obligations                           1,000           1,000
                                                          --------------------------
     Total other marketable securities                        8,968          16,628
                                                          --------------------------
     Total cash, cash equivalents and other marketable
     securities (approximates market value)               $  77,299       $  82,577
                                                          --------------------------

For purposes of the consolidated balance sheets and statements of cash flows, marketable securities purchased with an original maturity of ninety days or less are considered cash equivalents.

4. Other Assets

Other  assets  consisted  of  the  following:

                                                               December  31
                                                      --------------------------
                                                          1993          1994
                                                      --------------------------
                                                             (In thousands)
Notes  and  accounts  receivable                        $ 3,280     $  15,104
Investment in Caretenders  Health  Corp.                  7,382         7,370
Investments  in  other  unconsolidated subsidiaries       3,991         6,007
Real estate investments                                   3,023        10,022
Escrow funds                                                394             -
Other                                                     3,880         2,189
                                                      --------------------------
                                                     $   21,950    $   40,692
                                                      --------------------------

The Company has a 24% ownership interest in Caretenders Health Corp. (Caretenders). Accordingly, the Company's investment is being accounted for using the equity method of accounting. The investment was initially valued at $7,250,000. The Company's equity in earnings of Caretenders for the years ended December 31, 1992, 1993 and 1994 was not material to the Company's results of operations.

It was not practicable to estimate the fair value of the Company's various investments in other unconsolidated subsidiaries (involved in operations similar to those of the Company) because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. The carrying amount at December 31, 1994 represents the original cost of the investments, which management believes is not impaired.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

                                                                     December 31
                                                         -----------------------------------
                                                              1993                  1994
                                                         -----------------------------------
                                                                  (In thousands)
Land                                                     $     61,822          $     52,250
Buildings                                                     470,181               476,620
Leasehold improvements                                         17,616                28,352
Furniture, fixtures and equipment                             223,271               288,067
Construction in progress                                       29,274                43,374
                                                         -----------------------------------
                                                              802,164               888,663
Less accumulated depreciation and amortization                 58,080                99,125
                                                         -----------------------------------
                                                         $    744,084          $    789,538
                                                         -----------------------------------

6. Intangible Assets

Intangible assets consisted of the following:

                                                                    December 31
                                                            ---------------------------
                                                               1993             1994
                                                            ---------------------------
                                                                   (In thousands)
Organization, partnership formation and start-up costs      $  42,919       $   77,882
Debt issue costs                                                1,653           18,848
Noncompete agreements                                          24,862           35,253
Cost in excess of net asset value of purchased facilities     169,106          245,008
                                                            --------------------------
                                                              238,540          376,991
Less accumulated amortization                                  30,378           52,087
                                                            --------------------------
                                                            $ 208,162       $  324,904
                                                            --------------------------

7. Long-Term Debt

Long-term debt consisted of the following:

                                                                                December 31
                                                                      --------------------------------
                                                                          1993                  1994
                                                                      --------------------------------
                                                                               (In thousands)
Notes and bonds payable:
  Advances under a $390,000,000 credit agreement with a bank     $       370,000       $             -
  Advances under a $550,000,000 credit agreement with a bank                   -               510,000
  9.5% Senior Subordinated Notes due 2001                                      -               250,000
  5% Convertible Subordinated Debentures due 2001                              -               115,000
  Due to National Medical Enterprises, Inc.                              361,164                     -
  Notes payable to banks and various other notes payable,
     at interest rates from 5.5% to 9.0%                                  37,572                25,680
Noncompete agreements payable with payments due at varying
   intervals through December 2004                                        12,050                17,610
Hospital revenue bonds payable                                            24,862                24,763
Other                                                                     12,701                 1,721
                                                                      --------------------------------
                                                                         818,349               944,774
Less amounts due within one year                                           5,015                14,713
                                                                      --------------------------------
                                                                 $       813,334       $       930,061
                                                                      --------------------------------

The fair value of total long-term debt approximates book value at December 31, 1994 and 1993.

During 1994, the Company entered into a Credit Agreement with NationsBank of North Carolina, N.A. and other participating banks (the 1994 Credit Agreement) which consists of a $550,000,000 revolving facility and term loan. The 1994 Credit Agreement replaced a previous $390,000,000 Credit Agreement with NationsBank. Interest is paid quarterly based on LIBOR rates plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. The Company is required to pay a fee on the unused portion of the 1994 revolving credit facility ranging from 0.25% to 0.5%, depending on certain defined ratios. The principal amount is payable in 15 equal quarterly installments beginning on June 30, 1997. The Company has provided a negative pledge of all its assets and has granted a first priority security interest in and lien on all shares of stock of its subsidiaries and rights and interests in its partnerships.

The amount shown as Due to National Medical Enterprises, Inc. at December 31, 1993 was subsequently repaid from proceeds of other notes and bonds.

On March 24, 1994, the Company issued $250,000,000 principal amount of 9.5% Senior Subordinated Notes due 2001 (the "Notes"). Interest is payable on April 1 and October 1. The Notes are senior subordinated obligations of the Company and as such will be subordinated to all existing and future senior indebtedness of the Company, and also will be effectively subordinated to all existing and future liabilities of the Company's subsidiaries and partnerships. The Notes rank senior to all subordinated indebtedness of the Company, including the 5% Convertible Subordinated Debentures due 2001 described below. The Notes mature on April 1, 2001.

Also on March 24, 1994, the Company issued $100,000,000 principal amount of 5% Convertible Subordinated Debentures due 2001 (the "Convertible Debentures"). An additional $15,000,000 principal amount of Convertible Debentures was issued in April 1994 to cover underwriters' over allotments. Interest is payable on April 1 and October 1. The Convertible Debentures are convertible into Common Stock of the Company at the option of the holder at a conversion price of $37.625 per share, subject to adjustment in the occurrence of certain events.

The net proceeds from the issuance of the Notes and Convertible Debentures were used by the Company to pay down indebtedness outstanding under its other existing credit facilities.

Principal maturities of long-term debt are as follows:

Year ending December 31                                         (In thousands)
- ------------------------                                       ----------------
1995                                                          $        14,713
1996                                                                   12,246
1997                                                                  112,233
1998                                                                  143,334
1999                                                                  140,605
After 1999                                                            521,643
                                                              ----------------
                                                              $       944,774
                                                              ----------------

8. Stock Options

The Company has various stockholder-approved stock option plans which provide for the grant of options to Directors, officers and other key employees to purchase common stock at 100% of the fair market value as of the date of grant. The Board of Directors administers the stock option plans. Options may be granted as incentive stock options or as non-qualified stock options. Incentive stock options vest 25% annually, commencing upon completion of one year of employment subsequent to the date of grant. Non-qualified stock options generally are not subject to any vesting provisions. The options expire at dates ranging from five to ten years from the date of grant.

The following table summarizes activity in the stock option plans:

                                   1992         1993        1994
                               ------------------------------------

Options outstanding January 1:   3,368,571   5,339,742   6,875,786
  Granted                        2,762,000   1,770,000     330,000
  Exercised                        765,328     180,455     981,286
  Cancelled                         25,501      53,501     202,563
                               ------------------------------------
Options outstanding at
   December 31                   5,339,742   6,875,786   6,021,937
                               ------------------------------------

                                             1992                  1993                  1994
                                        ----------------------------------------------------------
Option price range for options granted
   during the period                    $15.25-$19.88         $13.50-$16.88         $28.38-$36.50

Option price range for options
   exercised during the period           $5.67-$21.41          $5.91-$19.17          $8.67-$16.88

Options exercisable at
   December 31                              4,155,817             5,332,940             5,186,809

Options available for grant at
   December 31                                546,050               324,550               365,204

9. Limited Partnerships

HEALTHSOUTH operates a number of rehabilitation centers as limited partnerships. HEALTHSOUTH serves as the general partner and operates the partnerships as comprehensive outpatient rehabilitation facilities or inpatient rehabilitation facilities. These limited partnerships are included in the consolidated financial statements (as more fully described in Note 1 under "Minority Interests"). The limited partners share in the profit or loss of the partnerships based on their respective ownership percentage (ranging from 1% to 50% at December 31, 1994) during their ownership period.

Beginning in 1992, due to federal and state regulatory requirements, the Company began the process of buying back the partnership interests of its physician limited partners. The buyback prices for the interests were in general based on a predetermined multiple of projected cash flows of the partnerships. The excess of the buyback price over the book value of the limited partners' capital amounts was charged to the Company's retained earnings.

10. Acquisitions

At various dates during 1994, the Company acquired 53 separate outpatient operations located throughout the United States. The combined purchase price of these acquired outpatient operations was approximately $53,947,000. The Company also acquired a specialty medical center in Dallas, Texas, a contract therapist provider and a diagnostic imaging company. The combined purchase price of these three operations was approximately $25,861,000. In connection with these transactions, the Company entered into non-compete agreements totaling $10,814,000.

The fair value of the total net assets relating to the 1994 acquisitions described above was approximately $11,087,000. The total cost for 1994 acquisitions exceeded the fair value of the net assets acquired by approximately $68,721,000. This excess is being amortized over a forty-year period on a straight-line basis.

All of the acquisitions described above were accounted for as purchases and, accordingly, the results of operations of the acquired businesses (not material individually or in the aggregate) are included in the accompanying consolidated financial statements from their respective dates of acquisition.

Effective December 31, 1993, the Company completed an acquisition from National Medical Enterprises, Inc. (NME) of 28 inpatient rehabilitation facilities and 45 outpatient rehabilitation centers, which constituted substantially all of NME's rehabilitation services division (the NME Selected Hospitals Acquisition). The purchase price was approximately $296,661,000 cash, plus net working capital of $64,503,000, subject to certain adjustments, the assumption of approximately $16,313,000 of current liabilities and the assumption of approximately $17,111,000 in long-term debt.

The pro forma effect of this acquisition on 1993 operations and net income per common and common equivalent share is reflected in the pro forma summary in Note 17.

As a result of the NME Selected Hospitals Acquisition, HEALTHSOUTH recognized an expense of approximately $49,742,000 during the year ended December 31, 1993. This expense represents management's estimate of the cost to consolidate operations of thirteen existing HEALTHSOUTH facilities (three inpatient facilities and ten outpatient facilities) into the operations of certain facilities acquired from NME. This plan was formulated by HEALTHSOUTH management in order to more efficiently provide services in markets where multiple locations now exist as a result of the acquisition. The plan of consolidation calls for the affected operations to be merged into the operations of the acquired facilities over a period of twelve to twenty-four months from the date of the NME Selected Hospitals Acquisition. Due to the single-use nature of these properties, the consolidation plan does not provide for the sale of these facilities.

The total expense of $49,742,000 consists of several components. First, approximately $39,000,000 relates to the writedown of the assets of the affected HEALTHSOUTH facilities to their estimated net realizable value. Of this $39,000,000, approximately $31,500,000 relates to the assets of the three inpatient facilities and approximately $7,500,000 relates to the assets of the ten outpatient facilities. The $39,000,000 is broken down into the following asset categories (net of any related accumulated depreciation or amortization):

                                   Inpatient            Outpatient
                                  Facilities            Facilities               Total
                                ----------------------------------------------------------
                                                      (In thousands)
Land                            $       2,898         $           -         $       2,898
Buildings                              16,168                     -                16,168
Equipment                               4,326                 2,920                 7,246
Intangible assets                       6,111                 3,455                 9,566
Other assets                            1,997                 1,125                 3,122
                                ----------------------------------------------------------
                                $      31,500         $       7,500         $      39,000
                                ----------------------------------------------------------

During the year ended December 31, 1994, management discontinued operations in two of the inpatient facilities and three of the outpatient facilities affected by the plan and merged them into the operations of the acquired facilities. Accordingly, assets with a net book value of approximately $17,911,000 were written off in 1994 against the reserves established at December 31, 1993. The two inpatient facilities and three outpatient facilities affected by the plan in 1994 had revenues of approximately $11,441,000, $8,640,000 and $9,125,000 for the years ended December 31, 1992, 1993 and 1994, respectively. These same facilities had net operating income (loss) before income taxes of $(489,000), $(844,000) and $67,000 for the years ended December 31, 1992, 1993 and 1994, respectively. Operations at the remaining inpatient facility and the remaining seven outpatient facilities identified in the plan will be discontinued during 1995.

Second, $7,700,000 relates to the write-off of certain capitalized development projects. These projects relate to planned facilities that, if completed, would be in direct competition with certain of the acquired NME facilities. These development projects were written off in 1994 against the reserves established at December 31, 1993.

Finally, approximately $3,000,000 was accrued for costs of employee separations, relocations and other direct costs related to the planned consolidation of the affected operations. During the second quarter of 1994, management revised its estimate of the cost of the employee separations and relocations. The revised estimate calls for approximately 150 employees to be affected by separations and approximately 400 to be affected by relocations. Separation benefits under the revised plan range from one month's to one year's compensation and total approximately $2,188,000. Relocation benefits are estimated to be $2,000 per employee and total $800,000. An additional $350,000 has been provided for additional direct administrative costs associated with the implementation of the plan, including outplacement services, travel and legal fees. Accordingly, the total revised estimated cost of employee separations and relocations is $3,338,000. The difference between the initial estimate and the revised estimate was treated as a change in accounting estimate and charged to operations in the second quarter of 1994.

During the year ended 1994, a total of 208 employees were affected by terminations and relocations at a cost of approximately $758,000. This cost is the only cash expense included in the acquisition-related expense.

It is management's opinion that remaining accrual at December 31, 1994 of $23,669,000 is adequate to complete the plan of consolidation of the affected operations.

11. Income Taxes

HEALTHSOUTH and its subsidiaries file a consolidated federal income tax return. The limited partnerships file separate income tax returns. HEALTHSOUTH's allocable portion of each partnership's income or loss is included in the taxable income of the Company. The remaining income or loss of each partnership is allocated to the limited partners.

Effective January 1, 1993, the Company changed its method of accounting for income taxes to the liability method required by Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes". The cumulative effect of adopting Statement No. 109 was not material. Previously, the Company had used the liability method as prescribed by FASB Statement No. 96.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1993 are as follows:

                                                          Current         Noncurrent              Total
                                                     ----------------------------------------------------
                                                                        (In thousands)
Deferred tax liabilities:
  Depreciation and amortization                             --              $31,117             $31,117
  Other                                                    340                    -                 340
                                                       -------------------------------------------------
Total deferred tax liabilities                             340               31,117              31,457

Deferred tax assets:
  NME Selected Hospitals
     Acquisition related expense                            --               19,399              19,399
Other                                                    3,549                2,071               5,620
                                                     ---------------------------------------------------
Total deferred tax assets                                3,549               21,470              25,019
                                                     ----------------------------------------------------
Net deferred tax (assets)
  liabilities                                          $(3,209)             $ 9,647             $ 6,438
                                                    ----------------------------------------------------

Significant components of the Company's deferred tax liabilities and assets as of December 31, 1994 are as follows:

                                                          Current         Noncurrent              Total
                                                     ----------------------------------------------------
                                                                        (In thousands)
Deferred tax liabilities:
  Depreciation and amortization                             --              $24,068             $24,068
                                                     ----------------------------------------------------
Total deferred tax liabilities                              --               24,068              24,068

Deferred tax assets:
  NME Selected Hospitals Acquisition related
     expense                                                --               15,241              15,241
Other                                                    2,643                  945               3,588
                                                     ----------------------------------------------------
Total deferred tax assets                                2,643               16,186              18,829
                                                     ----------------------------------------------------
Net deferred tax (assets) liabilities                  $(2,643)             $ 7,882             $ 5,239
                                                     ----------------------------------------------------


The current portion of the Company's deferred tax asset is included with prepaid expenses and other current assets on the accompanying balance sheet.

The provision for income taxes was as follows:

                                                             Year ended December 31
                                            --------------------------------------------------------
                                              1992                     1993                    1994
                                            --------------------------------------------------------
                                                                  (In thousands)
Currently payable:
  Federal                                   $ 12,255                $ 13,876                $ 30,593
  State                                        1,627                   1,687                   4,441
                                            --------------------------------------------------------
                                              13,882                  15,563                  35,034
Deferred expense (benefit):
  Federal                                      4,010                  (5,884)                   (983)
  State                                          491                    (670)                   (216)
                                            --------------------------------------------------------
                                               4,501                  (6,554)                 (1,199)
                                            --------------------------------------------------------
Total provision                             $ 18,383                $  9,009                $ 33,835
                                            --------------------------------------------------------

The components of the provision for deferred income taxes for the year ended DecemberE31, 1992 are as follows:

                                        (In thousands)
                                       ----------------
Depreciation and amortization              $ 5,599
Bad debts                                   (1,119)
Other                                           21
                                           --------
                                           $ 4,501
                                           --------

The difference between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes was as follows:

                                                   Year ended December 31
                                        ----------------------------------------
                                            1992            1993         1994
                                        ----------------------------------------
                                                       (In thousands)

Federal taxes at statutory rates        $   18,013       $  7,910     $  30,471
Add (deduct):
  State income taxes, net of federal
     tax benefit                             1,054          1,121        $2,671
  Tax-exempt interest income                (1,076)          (454)         (276)
Other                                          392            432           969
                                        ----------------------------------------
                                        $   18,383       $  9,009     $  33,835
                                        ----------------------------------------

12. Commitments and Contingencies

At December 31, 1994, anticipated capital expenditures for the next twelve months approximate $120,000,000. This amount includes expenditures for the construction and equipping of additions to existing facilities, the construction of two inpatient rehabilitation facilities for which regulatory approval is being obtained and the acquisition or development of comprehensive outpatient rehabilitation facilities.

Beginning December 1, 1993, the Company became self-insured for professional liability and comprehensive general liability. The Company purchased coverage for all claims incurred prior to December 1, 1993. In addition, the Company purchased underlying insurance which would cover all claims once established limits have been exceeded. It is the opinion of management that at December 31, 1994 the Company has adequate reserves to cover losses on asserted and unasserted claims.

Operating leases

Operating leases generally consist of short-term lease agreements for buildings where facilities are located. These leases generally have 5-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Total rental expense for all operating leases was $15,902,000, $23,417,000 and $58,529,000 for the years ended December 31, 1992, 1993 and 1994, respectively.

The following is a schedule of future minimum lease payments under all operating leases having initial or remaining non-cancelable lease terms in excess of one year:

Year ending December 31                                         (In thousands)
- -------------------------                                      ---------------

1995                                                           $      50,173
1996                                                                  46,383
1997                                                                  42,493
1998                                                                  38,554
1999                                                                  33,618
After 1999                                                            96,667
                                                               --------------
Total minimum payments required                                $     307,888
                                                               --------------

13. Employee Benefit Plans

The Company has a 401(k) savings plan which matches 15% of the first 4% of earnings that an employee contributes. All contributions are in the form of cash. All employees who have completed one year of service with a minimum of 1,000 hours worked are eligible to participate in the plan. Company contributions are gradually vested over a seven-year service period. Contributions to the plan by the Company were approximately $521,000, $490,000 and $1,094,000 in 1992, 1993 and 1994, respectively.

In 1991, the Company established an Employee Stock Ownership Plan (ESOP) for the purpose of providing substantially all employees of the Company the opportunity to save for their retirement and acquire a proprietary interest in the Company. The ESOP currently owns approximately 830,000 shares of the Company's Common Stock, which were purchased with funds borrowed from the Company, $10,000,000 in 1991 (the 1991 ESOP Loan) and $10,000,000 in 1992 (the 1992 ESOP Loan). At
December 31, 1994, the combined ESOP Loans had a balance of $17,477,000. The 1991 ESOP Loan, which bears an interest rate of 10%, is payable in annual installments covering interest and principal over a ten-year period beginning in 1992. The 1992 ESOP Loan, which bears an interest rate of 8.5%, is payable in annual installments covering interest and principal over a ten-year period beginning in 1993. Company contributions to the ESOP began in 1992 and shall at least equal the amount required to make all ESOP Loan amortization payments for each plan year. The Company recognizes compensation expense based on the shares allocated method. The total compensation expense related to the ESOP recognized by the Company was $1,701,000, $3,198,000 and $3,673,000 in 1992, 1993 and 1994,
respectively. Interest incurred on the ESOP Loans was approximately $964,000, $1,743,000 and $1,608,000 in 1992, 1993 and 1994, respectively. Approximately
213,000 shares owned by the ESOP have been allocated to participants at December 31, 1994.

During 1993 the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 93-6, "Employers Accounting for Employee Stock Ownership Plans." Among other provisions, SOP 93-6 requires that compensation expense relating to employee stock ownership plans be measured based on the fair market value of the shares when allocated to the employees. The provisions of SOP 93-6 apply only to leveraged ESOPs formed after December 31, 1992, or shares newly acquired by an existing leveraged ESOP after December 31, 1992. Because all shares owned by the Company's ESOP were acquired prior to December 31, 1992, the Company's accounting policies for the shares currently owned by the ESOP are not affected by SOP 93-6.

14. Terminated Merger

On January 2, 1992, the Company and Continental Medical System, Inc. (CMS) jointly announced an agreement to combine their business operations as provided in an Agreement and Plan of Reorganization (the Plan). On May 6, 1992, the Company and CMS jointly announced the termination of the Plan. Accordingly, all costs and expenses incurred in connection with the Plan were charged to operations in 1992 and reported as terminated merger expense in the accompanying statements of income.

15. Sale of Assets

During the second quarter of 1994, the Company consummated the sale of selected properties to Capstone Capital Corporation ("Capstone"), a real estate investment trust. These properties include six ancillary hospital facilities, three outpatient rehabilitation facilities, and one research facility. The net proceeds to the Company as a result of this transaction was approximately $49,025,000. The net book value of the properties was approximately $41,335,000. Because the Company is leasing back substantially all of the properties from Capstone and guarantees the associated operating leases, payments under which aggregate approximately $5.7 million annually, the resulting gain on sale of approximately $7,690,000 has been recorded on the accompanying consolidated balance sheet as deferred revenue and will be amortized into income over the initial lease terms of the properties. The Company and certain Company officers own approximately 3.9% of the outstanding common stock of Capstone.

16. Impairment of Long-Term Assets

During 1994, certain events have occurred impairing the value of specific long-term assets of ReLife (see Note 2). A hospital in Missouri with a distinct part unit which ReLife was managing was purchased in 1994 by an acute care provider which terminated the contract with ReLife. Remaining goodwill of $1,700,000 and costs allocated to the management contract of $1,300,000 were written off as there is no value remaining for the terminated contract.

A ReLife facility in central Florida incurred tornado damage and has not been operating since September 1993. During 1994, management of ReLife has determined that it is probable that this facility will not reopen. Start-up costs of $1,600,000 were written off. This facility is leased under an operating lease as described in Note 12. The lease payments related to this facility were determined to be $5,900,000 based on the net projected cash flows of all the facilities under the lease. This value was written off resulting in a current accrued liability of $600,000 and other long-term liabilities of $5,300,000.

During 1994, ReLife entered into an agreement to upgrade its computer system. Lease payments and other costs have been capitalized during the conversion phase of implementing the new computer system which were to be amortized over the remaining lease term after implementation was completed. After the agreement to merge with HEALTHSOUTH was entered into (see Note 2), the computer project was abandoned resulting in a write-off of capitalized cost of $4,500,000.

The above amounts are shown as operating expenses in the consolidated statement of income.

17. Subsequent Events

On January 24, 1995, the Company signed an agreement to merge with Surgical Health Corporation ("SHC"). SHC operates 36 outpatient surgery centers in eleven states. Under the terms of the agreement, all shares of common and preferred stock of SHC will be exchanged for shares of the Company's Common Stock pursuant to an exchange ratio that will yield an aggregate value of approximately $155,000,000 to SHC shareholders. The transaction will be accounted for as a pooling of interests and is subject to certain regulatory and governmental reviews, and to approval by the shareholders of both companies. The transaction is expected to be completed early in the second quarter of 1995. The effects of conforming the accounting policies of the two companies is not expected to be material.

The following table summarizes the unaudited consolidated pro forma results of operations, assuming the SHC acquisition described above had occurred at the beginning of each of the following periods. This pro forma summary does not necessarily reflect the results of operations as they would have been had the Company and the acquired entities constituted a single entity during such periods. HEALTHSOUTH 1993 amounts reflect the pro forma effect of the NME Selected Hospital Acquisition (see Note 10).



                                            Year ended December 31
                                     1992                1993           1994
                                ------------------------------------------------
                                  (In thousands, except for per share amounts)

Revenues                           $ 501,046           $1,111,198    $1,236,190
Net income                            34,929               25,076        49,961
Net income per common and common
   equivalent share                     0.95                 0.65          1.19

On February 3, 1995, the Company entered into a definitive agreement to purchase the operations of the rehabilitation hospital division of NovaCare, Inc., consisting of 11 rehabilitation hospitals in seven states, 12 other facilities and certificates of need to build two additional facilities. The purchase price will be approximately $215,000,000 in cash and the assumption of $20,000,000 in liabilities for a total consideration of $235,000,000. The transaction is expected to be completed in the second quarter of 1995.

Subsequent to December 31, 1994, the Company received a fully underwritten commitment to amend and restate the 1994 Credit Agreement (see Note 7) which will increase the size of the facility to $1 billion.

Item 9. Changes  in  and  Disagreements   with  Accountants  on  Accounting  and
        Financial Disclosure.

         The  Company  has  not  changed  independent   accountants  within  the
twenty-four months prior to December 31, 1994.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant.


Directors

          The following table sets forth certain information with respect to the Company's Directors.


                                                           Principal Occupation
                                                              and All Positions                     A Director
            Name                      Age                     With the Company                         Since
            ----                     ----                  --------------------                     ----------
Richard M. Scrushy                    42              Chairman of the Board, President                 1984
                                                      and Chief Executive Officer and
                                                                    Director

Phillip C. Watkins, M.D.              53               Physician, Birmingham, Alabama,                 1984
                                                                  and Director

George H. Strong                      68            Private Investor, Locust, New Jersey,              1984
                                                                  and Director

C. Sage Givens                        38                        General Partner,                       1985
                                                     First Century Partners, and Director

Charles W. Newhall III                50                   Partner, New Enterprise                     1985
                                                       Associates Limited Partnerships,
                                                                  and Director

Aaron Beam, Jr.                       51                Executive Vice President and                   1993
                                                           Chief Financial Officer
                                                                  and Director

James P. Bennett                      37                   President -- HEALTHSOUTH                    1993
                                                             Inpatient Operations
                                                                  and Director



                                                            Principal Occupation
                                                              and All Positions                     A Director
            Name                      Age                     With the Company                         Since
           -----                      ---                     ------------------                    ----------
Larry R. House                        51              Chairman of the Board, President                 1993
                                                        and Chief Executive Officer,
                                                      MedPartners, Inc., and Director

Anthony J. Tanner                     46                 Executive Vice President                      1993
                                                      Administration and Secretary
                                                                and Director

John S. Chamberlin                    66                      Private Investor,                        1993
                                                            Princeton, New Jersey,
                                                                and Director

Richard F. Celeste                    57            Principal of Celeste and Sabaty, Ltd.              1991
                                                                and Director

         Richard M. Scrushy, one of the Company's management founders, has served as Chairman of the Board, President and Chief Executive Officer of the Company since 1984. From 1979 to 1984, Mr. Scrushy was with Lifemark Corporation, a publicly-owned healthcare corporation, serving in various operational and management positions. Mr. Scrushy is also a director of Integrated Health Services, Inc. and MedPartners, Inc., both publicly-traded healthcare corporations, and serves on the boards of directors of several privately-held healthcare corporations.

         Phillip C. Watkins, M.D., FACC, is and has been in private practice for more than five years with Cardiovascular Associates, P.C. in Birmingham, Alabama. A graduate of The Medical College of Alabama, Dr. Watkins is a Diplomate of the American Board of Internal Medicine. He is also a Fellow of the American College of Cardiology and the Subspecialty Board of Cardiovascular Disease.

         George H. Strong retired as senior vice president and chief financial officer of Universal Health Services, Inc. in December 1984, a position he held for more than six years. Mr. Strong is a private investor and a director of Universal Health Services, Inc., a publicly-owned hospital management corporation. Mr. Strong is also a director of The Viking Group of Funds, a public mutual fund group.

         C. Sage Givens is a general partner of First Century Partners, a private venture capital fund capitalized at $100,000,000. Ms. Givens joined First Century Partners in 1983, where she manages the fund's healthcare investments. Ms. Givens serves on the boards of directors of PhyCor, Inc., a publicly-owned healthcare corporation, and several privately-held healthcare companies.

         Charles W. Newhall III is a general partner and founder of New Enterprise Associates Limited Partnerships, Baltimore, Maryland, where he has been engaged in the venture capital business since 1978. Mr. Newhall is also a director of Integrated Health Services, Inc., Genetic Therapy, Inc., Opta Food Ingredients, Inc. and Sepracor, Inc., all of which are publicly-traded corporations.

         Aaron Beam, Jr., C.P.A., a management founder, serves as Executive Vice President and Chief Financial Officer of the Company and was elected a Director in February 1993. From 1980 to 1984, Mr. Beam was employed by Lifemark Corporation in several financial and operational management positions for the Shared Services Division, including division controller. Mr. Beam is a director of Ramsey Healthcare, Inc., a publicly-traded healthcare corporation.

         James P. Bennett joined the Company in May 1991 as Director of Inpatient Operations, was promoted to Group Vice President Inpatient Rehabilitation Operations in September 1991, again to President and Chief Operating Officer -- HEALTHSOUTH Rehabilitation Hospitals in June 1992 and to President -- HEALTHSOUTH Inpatient Operations in February 1993. Mr. Bennett also was elected a Director in February 1993. From August 1987 to May 1991, Mr. Bennett was employed by Russ Pharmaceuticals, Inc., Birmingham, Alabama, as Vice President Operations, Chief Financial Officer, Secretary and director. Mr. Bennett served as certified public accountant on the audit staff of the Birmingham, Alabama office of Ernst & Whinney (now Ernst & Young LLP) from October 1980 to August 1987.

         Larry R. House is Chairman of the Board, President and Chief Executive Officer of MedPartners, Inc. a publicly-held physician practice management firm, a position he assumed as his principal occupation in August 1993. Mr. House was elected a Director of the Company in February 1993. At the same time he became President -- HEALTHSOUTH International, Inc. and New Business Ventures, a position which he held until August 31, 1994, when he terminated his employment with the Company to concentrate on his duties at MedPartners. Mr. House joined the Company in September 1985 as Director of Marketing, subsequently served as Senior Vice President and Chief Operating Officer of the Company, and in June 1992 became President and Chief Operating Officer -- HEALTHSOUTH Medical Centers. Prior to joining the Company, Mr. House was president and chief executive officer of a provider of clinical contract management services for more than ten years.

         Anthony J. Tanner, Sc.D., a management founder, serves as Executive Vice President -- Administration and Secretary of the Company and was elected a Director in February 1993. From 1980 to 1984, Mr. Tanner was with Lifemark
Corporation in the Shared Services Division as director, clinical and professional programs (1982-1984) and director, quality assurance and education (1980-1982), where he was responsible for the development of clinical programs and marketing programs.

         John S. Chamberlin retired in 1988 as president and chief operating officer of Avon Products, Inc., a position he had held since 1985. From 1976 until 1985, he served as chairman and chief executive officer of Lenox, Incorporated, after 22 years in various assignments for General Electric. From 1990 to 1991, he served as chairman and chief executive officer of New Jersey Publishing Co. Mr. Chamberlin is chairman of the board of Life Fitness Company and WNS, Inc., and is a director of The Scotts Company. He is a member of the Board of Trustees of the Medical Center at Princeton and the Board of Overseers of Parsons School of Design and is a trustee of the Woodrow Wilson National Fellowship Foundation.

         Richard F. Celeste originally joined the Board of Directors in 1991, took a leave of absence from the Board of Directors in August 1993 to head the Democratic National Committee's healthcare reform campaign, and rejoined the Board in May 1995. He is a principal of Celeste and Sabaty, Ltd., a business advisory firm located in Columbus, Ohio, which assists United States companies to build strategic business alliances in Europe, Africa, South Asia and the Pacific Rim. He served as Governor of Ohio from 1983 to 1991, during which time he chaired the National Governors' Association Committee on Science and Technology, and directed the United States Peace Corps from 1979 to 1981. He is a member of the Advisory Council of the Carnegie Commission on Science, Technology and Government, and chairs Carnegie's Task Force on Science, Technology and the States. He is a director of Navistar International, Inc. and Republic Engineered Steels, Inc., both of which are publicly-traded companies.

Executive Officers

         The following table sets forth certain information with respect to the Company's executive officers.

                                                                All Positions                       An Officer
            Name                      Age                     With the Company                         Since
            ----                      ---                     ----------------
Richard M. Scrushy                    42              Chairman of the Board, President                 1984
                                                       and Chief Executive Officer and
                                                                   Director

Aaron Beam, Jr.                       51             Executive Vice President and Chief                1984
                                                       Financial Officer and Director

Anthony J. Tanner                     46          Executive Vice President -- Administration           1984
                                                           and Secretary and Director

Thomas W. Carman                      43                 Executive Vice President --                   1985
                                                           Corporate Development

P. Daryl Brown                        40                   President -- HEALTHSOUTH                    1986
                                                              Outpatient Centers

James P. Bennett                      37                   President -- HEALTHSOUTH                    1991
                                                     Inpatient Operations and Director

Denis J. Devane                       57                 Executive Vice President --                   1993
                                                        Medical Center Operations

William T. Owens                      36                  Senior Vice President --                     1986
                                                          Finance and Controller

Michael D. Martin                     34                  Senior Vice President  --                    1989
                                                          Finance and Treasurer

William W. Horton                     35                   Group Vice President --                     1994
                                                            Legal Services and
                                                            Assistant Secretary

         Richard M.  Scrushy,  one of the  Company's  management  founders,  has served as Chairman of the Board,  President and Chief  Executive  Officer of the
Company  since  1984.   From  1979  to  1984,  Mr.  Scrushy  was  with  Lifemark
Corporation,  a  publicly-owned  healthcare  corporation,   serving  in  various
operational  and  management  positions.  Mr.  Scrushy  is  also a  director  of
Integrated Health Services, Inc. and Caretenders Health Corp.

         Aaron Beam, Jr., C.P.A., a management founder, serves as Executive Vice
President and Chief Financial Officer of the Company and was elected a Director in February 1993. From 1980 to 1984, Mr. Beam was employed by Lifemark
Corporation in several financial and operational management positions for the Shared Services Division, including division controller. Mr. Beam is a director of Ramsey Healthcare, Inc.

         Anthony J. Tanner,  Sc.D.,  a management  founder,  serves as Executive
Vice President -- Administration  and Secretary of the Company and was elected a
Director in  February  1993.  From 1980 to 1984,  Mr.  Tanner was with  Lifemark
Corporation  in  the  Shared  Services   Division  as  director,   clinical  and
professional programs (1982-1984) and director,  quality assurance and education
(1980-1982),  where he was responsible for the development of clinical  programs and marketing programs.

         Thomas W. Carman  joined the  Company in 1985 as  Regional  Director --
Corporate  Development,  and now serves as Executive Vice President -- Corporate
Development. From 1983 to 1985, Mr. Carman was director of development for Medical Care International. From 1981 to 1983, Mr. Carman was assistant administrator at the Children's Hospital of Birmingham, Alabama.

         P. Daryl Brown,  President and Chief  Operating  Officer -- HEALTHSOUTH
Outpatient Centers, joined the Company in April 1986 and served until June 1992 as Group Vice President -- Outpatient Operations. From 1977 to 1986, Mr. Brown served with the American Red Cross, Alabama Region, in several positions, including chief operating officer, administrative director for finance and administration and controller.

         James  P.  Bennett  joined  the  Company  in May  1991 as  Director  of
Inpatient  Operations,  was  promoted  to  Group  Vice  President  --  Inpatient
Rehabilitation  Operations  in  September  1991,  again to  President  and Chief
Operating  Officer -- HEALTHSOUTH  Rehabilitation  Hospitals in June 1992 and to
President HEALTHSOUTH -- Inpatient Operations in February 1993. Mr. Bennett also was elected a Director in February 1993. From August 1987 to May 1991, Mr.
Bennett was employed by Russ Pharmaceuticals, Inc., Birmingham, Alabama, as Vice
President  Operations,  Chief  Financial  Officer,  Secretary and director.  Mr.
Bennett served as certified public accountant on the audit staff of the Birmingham, Alabama office of Ernst & Whinney (now Ernst & Young LLP) from
October 1980 to August 1987.

         Denis J. Devane  joined the Company in October 1993 as  Executive  Vice
President -- Medical Center Operations.  Mr. Devane served as Chairman and Chief
Executive Officer and a director of Rebound, Inc., a head injury rehabilitation company, from July 1989 until joining the Company. From 1987 through 1988, he was President and Chief Executive Officer of American Rehabilitation Services, and he previously held executive positions with Healthdyne, Inc. and Lifemark
Corporation, including serving as President of Lifemark's Hospital Division.

         William  T.  Owens,  C.P.A.,  joined  the  Company  in  March  1986  as
Controller and was appointed Vice President and Controller in December 1986. He was appointed Group Vice President -- Finance and Controller in June 1992 and became Senior Vice President -- Finance and Controller in February 1994. Prior to joining the Company, Mr. Owens served as a certified public accountant on the audit staff of the Birmingham, Alabama office of Ernst & Whinney (now Ernst &
Young LLP) from 1981 to 1986.

         Michael D. Martin joined the Company in October 1989 as Vice President and Treasurer, and was named Senior Vice President -- Finance and Treasurer in
February 1994. From 1983 through September 1989, Mr. Martin specialized in healthcare lending with AmSouth Bank N.A., Birmingham, Alabama, where he was a vice president immediately prior to joining the Company.

         William  W.  Horton  joined  the  Company  in July  1994 as Group  Vice
President -- Legal  Services.  From August 1986 through  June 1994,  Mr.  Horton
practiced  corporate,   securities  and  healthcare  law  with  the  Birmingham,
Alabama-based   firm  of  Haskell  Slaughter  Young  &  Johnston,   Professional
Association, where he served as Chairman of the Healthcare Practice Group.


General

         Directors of the Company hold office until the next Annual Meeting of Stockholders of the Company and until their successors are elected and qualified. Executive officers of the Company are elected annually by, and serve at the discretion of the Board of Directors. There are no arrangements or understandings known to the Company between any of the Directors, nominees for Director or executive officers of the Company and any other person pursuant to which any of such persons was elected as a Director or an executive officer, except the Employment Agreement between the Company and Richard M. Scrushy.
There are no family relationships between any Directors, nominees for Director or executive officers of the Company.


Compliance With Section 16(a) of the
   Securities Exchange Act of 1934

         Section  16(a) of the  Securities  Exchange  Act of 1934  requires  the
Company's officers and Directors, and persons who beneficially own more than 10%
of a registered  class of the Company's  equity  securities,  to file reports of ownership and changes in ownership with the  Securities and Exchange  Commission and the New York Stock Exchange.  Officers,  Directors and beneficial  owners of more than 10% of the  Company's  Common  Stock are  required by  Securities  and
Exchange  Commission  regulations  to furnish  the  Company  with  copies of all
Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company,  or written  representations  that no reports on
Form 5 were required,  the Company  believes that for the period from January 1,
1994,   through   December  31,  1994,  all  of  its  officers,   Directors  and
greater-than-10%  beneficial  owners  complied  with all  Section  16(a)  filing requirements applicable to them.







Item 11. Executive Compensation.


Executive Compensation   General

         The following table sets forth compensation paid or awarded to the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company (the "Named Executive Officers") for all services rendered to the Company and its subsidiaries in 1992, 1993 and 1994.


                                            Summary Compensation Table

                                           Annual Compensation            Long-Term Compensation
                                    ---------------------------------     ----------------------
                                                         Bonus/Annual      Stock       Long-Term          All
                                                           Incentive      Option       Incentive      Other Com-
Name and Principal Position         Year      Salary        Award         Awards        Payouts      pensation (1)
- ---------------------------         ----      -------      ---------       ---------     ------      -------------
Richard M. Scrushy                  1992      730,666        509,904       1,725,000      --              8,794
Chairman of the Board, President    1993      820,768      1,900,000         271,000      --             10,796
and Chief Executive Officer         1994    1,207,228      2,000,000              --                     12,991

James P. Bennett                    1992      158,862         75,000          95,000      --              4,650
President -- HEALTHSOUTH            1993      250,514        130,000          40,000      --              6,640
Inpatient Operations                1994      357,740        250,000              --                     10,760

Aaron Beam, Jr.                     1992      241,709         90,000         100,000      --              6,811
Executive Vice President            1993      252,039        100,000          25,000      --              9,342
and Chief Financial Officer         1994      298,223        175,000              --                     11,272

Anthony J. Tanner                   1992      196,066        100,000         100,000      --              6,693
Executive Vice President --         1993      194,341        105,000          25,000      --              8,401
Administration and Secretary        1994      277,985        175,000              --                     10,329

P. Daryl Brown                      1992      164,538        100,000          95,000      --              6,765
President -- HEALTHSOUTH            1993      182,707        160,000          20,000      --              7,701
Outpatient Centers                  1994      272,573        200,000              --                     10,226

- --------------------

(1) Includes car allowances of $500 per month for Mr. Scrushy and $350 per month for the other named officers. Also includes (a) matching contributions under the Company's Retirement Investment Plan for 1992, 1993 and 1994, respectively, of:
                  $598, $393 and $318 to Mr. Scrushy; $415, $380 and $355 to Mr.
                  Beam; $450, $453 and $625 to Mr. Bennett;  $426, $275 and $334
                  to Mr. Tanner; and $817, $473 and $274 to Mr. Brown; (b) awards under the Company's Employee Stock Benefit Plan for 1993 and 1994, respectively, of $3,123 and $4,910 to Mr. Scrushy; $3,123 and $4,910 to Mr. Beam; $1,102 and $4,910 to
                  Mr. Bennett; $3,123 and $4,910 to Mr. Tanner; and $2,846 and $4,910 to Mr. Brown; and (c) split-dollar life insurance premiums paid in 1993 and 1994 of $1,280 and $1,723 with respect to Mr. Scrushy; $1,639 and $1,807 with respect to Mr. Beam; $885 and $1,025 with respect to Mr. Bennett; $804 and $885 with respect to Mr. Tanner; and $182 and $842 with respect to Mr. Brown. See this Item, "Executive Compensation Retirement Investment Plan" and "Executive Compensation Employee Stock Benefit Plan".


Stock Option Grants in 1994

         No stock option grants to the Named Executive Officers were made in 1994.

Stock Option Exercises in 1994 and Option Values at December 31, 1994

                        Number
                        Shares                                                             Value of Unexercised
                       Acquired                      Number of Unexercised Options         In-the-Money Options
                          on          Value             at December 31, 1994               at December 31, 1994
      Name             Exercise      Realized       Exercisable      Unexercisable     Exercisable     Unexercisable
      ----             --------      --------       -----------      -------------     -----------     -------------
Richard M. Scrushy......                            2,839,840                          $61,765,800      $
James P. Bennett........ 22,500       330,825          98,750           18,750          2,105,646         399,806
Aaron Beam, Jr..........100,325     1,705,904          86,550           13,125          1,863,881         279,864
Anthony J. Tanner.......                              216,875           13,125          4,773,675         279,864
P. Daryl Brown..........                              144,250           18,750          3,172,968         399,806
- --------------------

(1) Does not reflect any options granted and/or exercised after December 31, 1994. The net effect of any such grants and exercises is reflected in the table appearing under Item 12, "Security Ownership of Certain Beneficial Owners and Management".

(2) Represents difference between market price of the Company's Common Stock and the respective exercise prices of the options at December 31, 1994. Such amounts may not necessarily be realized. Actual values which may be realized, if any, upon any exercise of such options will be based on the market price of the Common Stock at the time of any such exercise and thus are dependent upon future performance of the Common Stock.


Stock Option Plans

         Set forth below is information concerning the various stock option plans of the Company at December 31, 1994.

1984 Incentive Stock Option Plan

         The Company had a 1984 Incentive Stock Option Plan (the "ISO Plan"), intended to qualify under Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Code"), covering an aggregate of 1,200,000 shares of Common Stock. The ISO Plan expired on February 28, 1994, in accordance with its terms. As of December 31, 1994, there were outstanding under the ISO Plan options to purchase 14,733 shares of the Company's Common Stock at prices ranging from $10.08 to $15.13 per share. All such options remain in full force and effect in accordance with their terms and the ISO Plan. Under the ISO Plan, which was administered by the Board of Directors, key employees could be granted options to purchase shares of Common Stock at 100% of fair market value on the date of grant (or 110% of fair market value in the case of a 10% stockholder/grantee). The outstanding options granted under the ISO Plan must be exercised within ten years from the date of grant, are cumulatively exercisable with respect to 25% of the shares covered thereby after the expiration of each of the first through the fourth years following the date of grant, are nontransferable except by will or pursuant to the laws of descent and distribution, are protected against dilution and expire within three months after termination of employment, unless such termination is by reason of death.

1988 Non-Qualified Stock Option Plan

         The Company also has a 1988 Non-Qualified Stock Option Plan (the "NQSO Plan") covering a maximum of 1,200,000 shares of Common Stock. As of December 31, 1994, there were outstanding under the NQSO Plan options to purchase 86,340 shares of the Company's Common Stock at prices ranging from $6.25 to $13.17 per share. The NQSO Plan, which is administered by the Board of Directors (except with respect to options granted to Directors, as to which it is administered by an Independent Stock Option Committee), provides that Directors, executive officers and other key employees may be granted options to purchase shares of Common Stock at 100% of fair market value on the date of grant. The NQSO Plan terminates on the earliest of (a) February 28, 1998, (b) such time as all shares of Common Stock reserved for issuance under the NQSO Plan have been acquired through the exercise of options granted thereunder or (c) such earlier time as the Board of Directors of the Company may determine. Except for options covering 33,500 shares, which contain vesting provisions similar to those contained in options granted under the ISO Plan, options granted pursuant to the NQSO Plan have a five-year term (except for options covering 172,500 shares which have a ten-year term), are exercisable at any time during such period, are nontransferable except by will or pursuant to the laws of descent and distribution, are protected against dilution and expire within three months of termination of association with the Company as a Director or termination of employment, unless such termination is by reason of death.

1989, 1990, 1992, 1992 and 1993 Stock Option Plans

         The Company also has a 1989 Stock Option Plan (the "1989 Plan"), a 1990 Stock Option Plan (the "1990 Plan"), a 1991 Stock Option Plan (the "1991 Plan"), a 1992 Stock Option Plan (the "1992 Plan"), and a 1993 Stock Option Plan (the "1993 Plan"), under each of which incentive stock options ("ISOs") and non-qualified stock options ("NQSOs") may be granted. The 1989, 1990, 1991, 1992 and 1992 Plans cover a maximum of 600,000 shares, 900,000 shares, 2,800,000 shares, 1,400,000 shares and 1,400,000 shares, respectively, of the Company's Common Stock. As of December 31, 1994, there were outstanding options to purchase 218,692 shares of Common Stock at prices ranging from $10.08 to $15.13 per share under the 1989 Plan, 678,763 shares of Common Stock at prices ranging from $11.55 to $15.13 per share under the 1990 Plan, 2,356,079 shares of Common Stock at an exercise price of $15.13 per share under the 1991 Plan, 1,224,625 shares of Common Stock at exercise prices ranging from $15.13 to $15.25 per share under the 1992 Plan, and 1,070,205 shares of Common Stock at prices ranging from $13.50 to $36.50 per share under the 1993 Plan. Each of the 1989, 1990, 1991, 1992 and 1993 Plans is administered in the same manner as the NQSO Plan and provides that Directors, executive officers and other key employees may be granted options to purchase shares of Common Stock at 100% of fair market value on the date of grant. Each of the 1989, 1990, 1991, 1992 and 1993 Plans terminate on the earliest of (a) October 25, 1999, October 15, 2000, June 19, 2001, June 16, 2002, and April 19, 2003, respectively, (b) such time as all shares of Common Stock reserved for issuance under the respective Plan have been acquired through the exercise of options granted thereunder, or (c) such earlier times as the Board of Directors of the Company may determine. Options granted under these Plans which are designated as ISOs contain vesting provisions similar to those contained in options granted under the ISO Plan and have a ten-year term. NQSOs granted under these Plans, if any, will have a ten-year term. Options granted under these Plans are nontransferable except by will or pursuant to the laws of descent and distribution, are protected against dilution and will expire within three months of termination of association with the Company as a Director or termination of employment, unless such termination is by reason of death.

1993 Consultants' Stock Option Plan

         The Company also has a 1993 Consultants' Stock Option Plan (the "1993 Consultants' Plan"), under which NQSOs may be granted, covering a maximum of 750,000 shares of Common Stock. As of December 31, 1994, there were outstanding under the 1993 Consultants' Plan options to purchase 372,500 shares of Common Stock at prices ranging from $13.50 to $36.50 per share. The 1993 Consultants' Plan, which is administered in the same manner as the NQSO Plan, provides that certain non-employee consultants who provide significant services to the Company may be granted options to purchase shares of Common Stock at such prices as are determined by the Board of Directors or the appropriate committee. The 1993 Consultants' Plan terminates on the earliest of (a) February 25, 2003, (b) such time as all shares of Common Stock reserved for issuance under the 1993 Consultants' Plan have been acquired through the exercise of options granted thereunder, or (c) such earlier time as the Board of Directors of the Company may determine. Options granted under the 1993 Consultants' Plan have a ten-year term. Options granted under the 1993 Consultants' Plan are nontransferable except by will or pursuant to the laws of descent and distribution, are protected against dilution and expire within three months of termination of association with the Company as a consultant, unless such termination is by reason of death.


Executive Loans

         In order to enhance equity ownership by senior management, in 1989 the Company adopted a program of making loans to officers holding the position of Group Vice President and above to facilitate the exercise of stock options held by such persons. Each loan bears interest at the prime rate announced from time to time by AmSouth Bank N.A., Birmingham, Alabama and is secured by a first lien on the shares of Common Stock acquired with the proceeds of the loan. Each loan has a ten-year term, and the Company's lien on the shares of Common Stock is released as the indebtedness is repaid at the rate of one share per the weighted average option exercise price repaid. The only loan currently outstanding under such program is a loan made on May 7, 1992, to P. Daryl Brown, President -- HEALTHSOUTH Outpatient Centers, which had an original principal balance of $213,613 and of which $190,000 remained outstanding at December 31, 1994.


Retirement Investment Plan

         Effective January 1, 1990, the Company adopted the HEALTHSOUTH Retirement Investment Plan (the "401(k) Plan"), a retirement plan intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is open to all full-time and part-time employees of the Company who are over the age of 21, have one full year of service with the Company and have at least 1,000 hours of service in the year in which they enter the 401(k) Plan. Eligible employees may elect to participate in the Plan on January 1 and July 1 in each year.

         Under the 401(k) Plan, participants may elect to defer up to 20% of their annual compensation (subject to nondiscrimination rules under the Internal Revenue Code). The deferred amounts may be invested among four options, at the participant's direction: a money market fund, a bond fund, a guaranteed insurance contract or an equity fund. The Company will match a minimum of 10% of the amount deferred by each participant, up to 4% of such participant's total compensation, with the matched amount also directed by the participant. See Note 12 of "Notes to Consolidated Financial Statements".

         Aaron Beam, Jr., Executive Vice President and Chief Financial Officer of the Company, and Anthony J. Tanner, Executive Vice President -- Administration and Secretary of the Company, serve as Trustees of the 401(k) Plan, which is administered by the Company.


Employee Stock Benefit Plan

         Effective January 1, 1991, the Company adopted the HEALTHSOUTH Rehabilitation Corporation and Subsidiaries Employee Stock Benefit Plan (the "ESOP"), a retirement plan intended to qualify under sections 401(a) and 4975(e)(7) of the Internal Revenue Code of 1986, as amended. The ESOP is open to all full-time and part-time employees of the Company who are over the age of 21, have one full year of service with the Company and have at least 1,000 hours of service in the year in which they begin participation in the ESOP on the next January 1 or July 1 after the date on which such employee satisfies the aforementioned conditions.

         The ESOP was established with a $10,000,000 loan from the Company, the proceeds of which were used to purchase 413,793 shares of the Company's Common Stock. In 1992, an additional $10,000,000 loan was made to the ESOP, which was used to purchase an additional 416,666 shares of Common Stock. Under the ESOP, a Company Common Stock account (a "company stock account") is established and maintained for each eligible employee who participates in the ESOP. In each plan year, such account is credited with such employee's allocable share of the Common Stock held by the ESOP and allocated with respect to such plan year. Each employee's allocable share for any given plan year is determined according to the ratio which such employee's compensation for such plan year bears to the compensation of all eligible participating employees for the same plan year.

         Under the ESOP, eligible employees who participate in the ESOP and who have attained age 55 and have completed 10 years of participation in the ESOP may elect to diversify the assets in their company stock account by directing the plan administrator to transfer to the 401(k) Plan a portion of their company stock account to be invested, as the eligible employee directs, in one or more of the investment options available under the 401(k) Plan. See Note 12 of "Notes to Consolidated Financial Statements".

         Richard M. Scrushy, Chairman of the Board, President and Chief Executive Officer of the Company, Aaron Beam, Jr., Executive Vice President and Chief Financial Officer of the Company, and Anthony J. Tanner, Executive Vice President -- Administration and Secretary of the Company, serve as Trustees of the ESOP, which is administered by the Company.


Stock Purchase Plan

         In order to further encourage employees to obtain equity ownership in the Company, the Company's Board of Directors adopted an Employee Stock Purchase Plan (the "Stock Purchase Plan") effective January 1, 1994. Under the Stock Purchase Plan, participating employees may contribute $10 to $200 per pay period toward the purchase of the Company's Common Stock in open-market transactions. The Stock Purchase Plan is open to regular full-time or part-time employees who have been employed for six months and are at least 21 years old. After six months of participation in the Stock Purchase Plan, the Company will provide a 10% matching contribution to be applied to purchases under the Stock Purchase Plan. The Company also pays all fees and brokerage commissions associated with the purchase of the stock. The Stock Purchase Plan is administered by a broker-dealer firm not affiliated with the Company.


Board Compensation

         Directors who are not also employed by the Company are paid Directors' fees of $10,000 per annum, plus $3,000 for each meeting of the Board of Directors and $1,000 for each Committee meeting attended. In addition, Directors are reimbursed for all out-of-pocket expenses incurred in connection with their duties as Directors. The Directors of the Company, including Mr. Scrushy, have been granted non-qualified stock options to purchase shares of the Company's Common Stock. See this Item, "Executive Compensation Stock Option Plans" above.


Chief Executive Officer Employment Agreement

         The Company is a party to an Employment Agreement with Richard M. Scrushy, pursuant to which Mr. Scrushy is employed as Chairman of the Board, President and Chief Executive Officer of the Company for a five-year term which ends December 31, 1999. Such term is automatically extended for an additional year on December 31 of each year. In addition, the Company has agreed to use its best efforts to cause Mr. Scrushy to be elected as a Director of the Company during the term of the Agreement. Under the Agreement, Mr. Scrushy received a base salary of $900,000, including incentive compensation of up to $400,000, in 1994 and is to receive the same base salary in 1995 and each year thereafter, with incentive compensation of up to $900,000, subject to annual review by the Board of Directors, and is entitled to participate in any bonus plan approved by the Board of Directors for the Company's management. The incentive compensation is earned at $75,000 per month in 1995, contingent upon the Company's success in meeting certain monthly budgeted earnings per share targets. Mr. Scrushy earned the entire $400,000 incentive component of his corporation in 1994, as all such targets were met. In addition, Mr. Scrushy was awarded $2,000,000 under the management bonus plan. Such additional bonus was based on the Audit and Compensation Committee's assessment of Mr. Scrushy's contribution to the establishment of the Company as the industry leader in rehabilitative healthcare services, including his role in the integration of the NME Selected Hospitals and his role in the negotiation and consummation of the ReLife acquisition. Mr. Scrushy is also provided with a car allowance in the amount of $500 per month and disability insurance through a Company-wide plan or otherwise. Under the Agreement, Mr. Scrushy may be terminated for cause or if he should become disabled. Termination of Mr. Scrushy's employment under the Agreement will result in certain severance pay arrangements. In the event that the Company shall be acquired, merged or reorganized in such a manner as to result in a change of control of the Company, Mr. Scrushy has the right to terminate his employment under the Agreement, in which case he will receive a lump sum payment equal to three years' annual base salary (including the gross incentive portion thereof) under the Agreement. Mr. Scrushy has agreed not to compete with the Company during any period to which any such severance pay relates. Mr. Scrushy may terminate the Agreement at any time upon 180 days' notice, in which case he will receive one year's base salary as severance pay.


Item 12. Security Ownership of Certain Beneficial Owners and Management.


         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 3, 1995, (a) by each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (b) by each of the Company's Directors and (c) by the Company's five most highly compensated executive officers and all executive officers and Directors as a group.

                                                                                                   Percentage
            Name and                                      Number of Shares                             of
        Address of Owner                               Beneficially Owned (1)                     Common Stock
        ----------------                               ----------------------                     ------------

Richard M. Scrushy                                          2,897,391  (2)                            7.53%
    Two Perimeter Park South
    Birmingham, Alabama  35243
John S. Chamberlin                                             40,000  (3)                            *
C. Sage Givens                                                100,000  (3)                            *
Charles W. Newhall III                                        140,360  (4)                            *
George H. Strong                                              141,679  (5)                            *
Phillip C. Watkins, M.D.                                      179,199  (6)                            *
Aaron Beam, Jr.                                               102,775  (7)                            *
James P. Bennett                                              117,500  (8)                            *
Larry R. House                                                198,963  (9)                            *
Anthony J. Tanner                                             248,000  (10)                           *
Richard F. Celeste                                             30,000  (3)                            *
P. Daryl Brown                                                182,500  (11)                           *
Forstmann-Leff Associates, Inc.                             2,035,761  (12)                           5.72%
    55 East 52nd Street
    New York, New York  10055
The Travelers Inc.                                          1,824,514  (13)                           5.13%
    65 East 55th Street
    New York, New York  10022
American Express Company                                    1,883,000  (14)                           5.29%
    American Express Tower
    World Financial Center
    New York, New York  10285
All Executive Officers and Directors as a Group             4,712,905  (15)                          11.76%
    (16 persons)
- -------------------------

(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, except as otherwise indicated.

(2) Includes 2,889,840 shares subject to currently exercisable non-qualified stock options. See Item 11, "Executive Compensation Stock Options".

(3) All of the shares are subject to currently exercisable non-qualified stock options.

(4) Includes 210 shares owned by members of Mr. Newhall's immediate family, and 140,000 shares are subject to currently exercisable non-qualified stock options.

(5) Includes 100,000 shares subject to currently exercisable non-qualified stock options.

(6) Includes 137,500 shares subject to currently exercisable non-qualified stock options and 499 shares held in trust for his children.

(7) Includes 92,175 shares subject to currently exercisable stock options and 100 shares owned by his spouse. See "Executive Compensation Stock Options" in Item 11.

(8) Includes 98,750 shares which are subject to currently exercisable stock options. See "Executive Compensation Stock Options" in Item 11.

(9) Includes 138,442 shares subject to currently exercisable stock options. See "Executive Compensation Stock Options" in Item 11.

(10) Includes 230,000 shares subject to currently exercisable stock options, 18,000 held in trust by Mr. Tanner for his children. See "Executive Compensation Stock Options" in Item 11.

(11) Includes 163,000 shares subject to currently exercisable stock options. See "Executive Compensation Stock Options" in Item 11.

(12) Shares held of record for various investment funds for which Forstmann-Leff Associates Inc. ("FLA") acts as investment advisor. Includes 1,058,663 shares as to which FLA claims sole voting power, 993,098 shares as to which FLA claims shared voting power, 1,514,779 shares as to which FLA claims sole investment power and 520,982 shares as to which FLA claims shared investment power.

(13) Assumes conversion of convertible debentures held of record by The Travelers and its subsidiaries as broker-dealer. The Travelers and its subsidiaries Smith Barney Holdings Inc. and Smith Barney Inc. claim shared voting and dispositive power with respect to all such shares.

(14) Shares  held of record  for  investment  funds for which  American  Express
     Financial Advisors Inc. (together with its parent, American Express Company, "American Express") acts as investment advisor. Includes 574,600 shares as to which American Express claims shared voting power and 1,883,000 shares as to which American Express claims shared dispositive power.

(15) Includes 4,512,145 shares subject to currently exercisable stock options held by officers and Directors.

*  Less than 1%


Item 13. Certain Relationships and Related Transactions.


         During 1994, the Company paid $7,962,000 for the purchase of new NCR computer equipment from GG Enterprises, a value-added reseller of computer equipment which is owned by Grace Scrushy, the mother of Richard M. Scrushy, Chairman of the Board, President and Chief Executive Officer of the Company, and Gerald P. Scrushy, Senior Vice President -- Physical Resources of the Company. Such purchases were made in the ordinary course of the Company's business. The price paid for this equipment was more favorable to the Company than that which could have been obtained from an independent third party seller.

         During 1994, the Company paid $670,000 to Caretenders Health Corp., a provider of home healthcare services and related services, for services provided by Caretenders to the Company. Richard M. Scrushy, Chairman of the Board, President and Chief Executive Officer of the Company, and Michael D. Martin, Senior Vice President and Treasurer of the Company, served until August 1994 as directors of Caretenders Health Corp. In addition, the Company beneficially owns approximately 30% of the issued and outstanding shares of common stock of Caretenders. Such purchaser were made in the ordinary course of the Company's business. The Company believes that the price paid for the services provided by Caretenders was no less favorable to the Company than that which could have been obtained from an independent third-party provider.

         During 1994, the Company paid $1,409,000 to MedPartners, Inc. for management services rendered to certain physician practices owned by the Company. Richard M. Scrushy, Chairman of the Board, President and Chief Executive Officer of the Company, and Larry R. House, a Director of the Company, are directors of MedPartners, Inc. Mr. House also serves as Chairman of the Board, President and Chief Executive Officer of MedPartners, Inc., a position which has been his principal occupation since August 1993. At March 1, 1995, Mr. Scrushy owns approximately 6.1%, Mr. House owns approximately 8.2%, and the Company owns approximately 8.3% of the issued and outstanding Common Stock of MedPartners, Inc. The Company believes that the price paid for such services was no less favorable to the Company than that which could have been obtained from an independent third-party provider.

         In June 1994, the Company sold six ancillary hospital facilities, three outpatient rehabilitation facilities and one research facility to Capstone Capital Corporation ("Capstone"), a publicly-traded real estate investment trust. The net proceeds of the Company as a result of the transaction were approximately $49,025,000, approximately $30,000,000 of which was applied to reduce indebtedness under the Company's revolving credit facility. The Company leases back substantially all these properties from Capstone and guarantees the associated operating leases, payments under which aggregate approximately
$5,728,200 annually. Actual 1994 lease payments were $2,940,000. Richard M. Scrushy, Chairman of the Board, President and Chief Executive Officer of the
Company, and Michael D. Martin, Senior Vice President -- Finance and Treasurer of the Company, were among the founders of Capstone and serve on its Board of Directors. At March 1, 1995, Mr. Scrushy owned approximately 2.5% of the issued and outstanding capital stock of Capstone, and Mr. Martin owned approximately 0.2% of the issued and outstanding capital stock of Capstone. In addition, the Company owned approximately 1.2% of the issued and outstanding capital stock of Capstone at March 1, 1995. The Company acquired its shares pursuant to a transaction wherein Mr. Scrushy and Mr. Martin assigned to the Company certain of their rights to purchase shares of Capstone's capital stock in connection with its initial capitalization. The Company paid Mr. Scrushy $90,200 and Mr. Martin $8,800 for the assignment of such rights, which amounts were determined based upon the ratio that the rights assigned to the Company bore to the initial investment by Mr. Scrushy and Mr. Martin in Capstone's predecessor. The Company believes that all transactions involving Capstone were effected on terms no less favorable than those which could have been obtained in transactions with independent third parties.

         In order to enhance equity ownership by senior management, the Company has adopted a program of making loans to officers holding the position of Group Vice President and above to facilitate the exercise of stock options held by such persons. See Item 11, "Executive Compensation Executive Loans".

         At various times in 1992 and 1993, the Company has made loans to executive officers to assist them in meeting financial obligations at certain times when they were requested by the Company to refrain from selling Common Stock in the open market. At January 1, 1994, loans in the following original principal amounts were outstanding: $425,000 to Aaron Beam, Jr., Executive Vice President and Chief Financial Officer, $460,000 to Larry R. House, a Director and a former executive officer, and $140,000 to William T. Owens, Senior Vice President and Controller. Outstanding principal balances at December 31, 1994 were $-0- for Mr. Beam, $383,000 for Mr. House and $126,000 for Mr. Owens. Such loans bear interest at the rate of 1-1/4% per annum below the prime rate of AmSouth Bank of Alabama, Birmingham, Alabama, and are payable on demand.







                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      Financial Statements, Financial Statement Schedules and Exhibits.

         1.       Financial Statements.

         The consolidated financial statements of the Company and its subsidiaries filed as a part of this Annual Report on Form 10-K are listed in
Item 8 of this Annual Report on Form 10-K, which listing is hereby incorporated herein by reference.

         2.       Financial Statement Schedules.

         The financial statement schedules required by Regulation S-X are filed under Item 14(d) of this Annual Report on Form 10-K, as listed below:

         Schedules Supporting the Financial Statements

         Schedule II            Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required under the related instructions or are inapplicable, or because the information has been provided in the Consolidated Financial Statements or the Notes thereto.

         3.       Exhibits.

         The Exhibits filed as a part of this Annual Report are listed in Item 14(c) of this Annual Report on Form 10-K, which listing is hereby incorporated herein by reference.

(b)      Reports on Form 8-K.

         No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Annual Report on Form 10-K.

(c)      Exhibits.

         The Exhibits required by Regulation S-K are set forth in the following list and are filed either by incorporation by reference from previous filings with the Securities and Exchange Commission or by attachment to this Annual Report on Form 10-K as so indicated in such list.

     (2)-1. Asset Sale Agreement dated December 3, 1993, between National Medical Enterprises, Inc. and HEALTHSOUTH Rehabilitation Corporation, filed as Exhibit (2)-1 to the Company's Current
              Report on Form 8-K filed on January 21, 1994, is hereby incorporated by reference.

     (2)-2. Amendment No. 1 to Asset Sale Agreement dated as of January 3, 1994, between National Medical Enterprises, Inc. and HEALTHSOUTH Rehabilitation Corporation, filed as Exhibit (2)-2 to the Company's Current Report on Form 8-K filed on January 21, 1994, is hereby incorporated by reference.

     (2)-3. Amended and Restated Plan and Agreement of Merger, dated as of September 18, 1994, among HEALTHSOUTH Rehabilitation Corporation, RRS Acquisitions Company, Inc. and ReLife, Inc., filed as Exhibit
              (2)-1 to the Company's Registration Statement on Form S-4 (Registration No. 33-55929), is hereby incorporated by reference.

     (2)-4. Amended and Restated Plan and Agreement of Merger, dated as of January 22, 1995, among HEALTHSOUTH Corporation, ASC Atlanta Acquisition Company, Inc. and Surgical Health Corporation.

     (2)-5.   Stock  Purchase   Agreement,   dated   February  3,  1995,   among
              HEALTHSOUTH Corporation, NovaCare, Inc. and NC Resources, Inc.

     (3)-1 Restated Certificate of Incorporation of HEALTHSOUTH Rehabilitation Corporation, as filed in the Office of the Secretary of State of the State of Delaware on December 30, 1994, filed as Exhibit 3 to the Company's Current Report on Form 8-K filed on January 13, 1995, is hereby incorporated by reference.

     (3)-2    Bylaws of HEALTHSOUTH Rehabilitation Corporation, filed as Exhibit
              (3)-2 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1991, is hereby incorporated herein by reference.

     (4)-1 Indenture, dated March 24, 1994, between HEALTHSOUTH Rehabilitation Corporation and NationsBank of Georgia, National Association, relating to the Company's 9.5% Senior Subordinated Notes due 2001.

     (4)-2 Indenture, dated March 24, 1994, between HEALTHSOUTH Rehabilitation Corporation and PNC Bank of Kentucky, Inc., relating to the Company's 5% Convertible Subordinated Debentures due 2001.

     (10)-21. 1984  Incentive  Stock Option Plan,  as amended,  filed as Exhibit
              (10)-1 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1987, is hereby incorporated herein by reference.

     (10)-22. 1988 Non-Qualified Stock Option Plan, filed as Exhibit 4(a) to the Company's Registration Statement on Form S-8 (Registration No. 33-23642), is hereby incorporated herein by reference.

     (10)-23. 1989 Stock Option Plan, filed as Exhibit (10)-6 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, is hereby incorporated by reference.

     (10)-24. 1990 Stock Option Plan, filed as Exhibit (10)-13 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1990, is hereby incorporated by reference.

     (10)-25. Forms of Stock Option Agreement utilized under 1984 Incentive Stock Option Plan, 1988 Non-Qualified Stock Option Plan, 1989 Stock Option Plan and 1990 Stock Option Plan, filed as Exhibit
              (10)-14 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1990, is hereby incorporated herein by reference.

     (10)-26. 1991 Stock Option Plan, as amended, filed as Exhibit (10)-15 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1991, is hereby incorporated herein by reference.

     (10)-27. Forms of Stock Option Agreements utilized under 1991 Stock Option Plan, filed as Exhibit (10)-16 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1991, is hereby incorporated herein by reference.

     (10)-28. 1992 Stock Option Plan, filed as Exhibit (10)-8 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1992, is hereby incorporated by reference.

     (10)-29. Forms of Stock Option Agreements utilized under 1992 Stock Option Plan, filed as Exhibit (10)-9 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1992, are hereby incorporated by reference .

     (10)-30. 1993 Stock Option Plan, filed as Exhibit (10)-10 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1993, is hereby incorporated by reference.

     (10)-31. Forms of Stock Option Agreements utilized under 1993 Stock Option Plan, filed as Exhibit (10)-11 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1993, are hereby incorporated by reference.

     (10)-32. 1993 Consultants Stock Option Plan, filed as Exhibit 4(a) to the Company's Registration Statement on Form S-8 (Commission File No. 33-64316), is hereby incorporated herein by reference.

     (10)-33. Form of Stock Option Agreement utilized under the 1993 Consultants Stock Option Plan, filed as Exhibit 4(b) to the Company's Registration Statement on Form S-8 (Commission File No. 33-64316), is hereby incorporated herein by reference.

     (10)-34. Employment Agreement, dated July 23, 1986, between HEALTHSOUTH Rehabilitation Corporation and Richard M. Scrushy, as amended.

     (10)-35. Amended and Restated Credit Agreement, dated as of June 7, 1994, between HEALTHSOUTH Rehabilitation Corporation and NationsBank of North Carolina, National Association.

     (10)-36. Form of Indemnity Agreement entered into between HEALTHSOUTH Rehabilitation Corporation and each of its Directors, filed as Exhibit (10)-13 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1991, is hereby incorporated herein by reference.

     (11) HEALTHSOUTH Corporation and Subsidiaries, Computation of Income Per Share.

     (21)     Subsidiaries of HEALTHSOUTH Corporation.

     (23)-1   Consent of Ernst & Young LLP.


(d)      Financial Statement Schedules.

         Schedule II:               Valuation and Qualifying Accounts



                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS




           Column A                   Column B                       Column C                        Column D           Column E
- ------------------------------------------------------------------------------------------------------------------------------------

                                     Balance at       Additions Charged     Additions Charged
                                    Beginning of        to Costs and       to Other Accounts -     Deductions -        Balance at
          Description                  Period             Expenses              Describe             Describe         End of Period
- ------------------------------------------------------------------------------------------------------------------------------------
                                                      (In thousands)

Year ended December 31, 1992:
       Allowance for doubtful
       accounts and con-                                                           218,964 (1)
       tractual adjustments        $       26,855     $       11,842        $       14,704 (2)   $      223,774 (3)  $       48,591
                                   =       ======     =       ======        =       ======       =      =======      =       ======

Year ended December 31, 1993:
       Allowance for doubtful
       accounts and con-                                                           289,077 (1)
       tractual adjustments        $       48,591     $       13,875        $       49,999 (2)   $      282,796 (3)  $      118,746
                                   =       ======     =       ======        =       ======       =      =======      =      =======

Year ended December 31, 1994:
       Allowance for doubtful
       accounts and con-                                                           644,658 (1)
       tractual adjustments        $      118,746     $       20,583        $        6,547 (2)   $      648,675 (3)  $      141,859
                                   =      =======     =       ======        =        =====       =      =======      =      =======

- -------------------------

(1) Provisions for contractual adjustments which are netted against gross revenues.

(2) Allowances of acquisitions in years 1992, 1993 and 1994, respectively.

(3) Write-offs of uncollectible patient accounts receivable and third party contractual adjustments, net of third party retroactive settlements.



                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HEALTHSOUTH Corporation


                                              By  RICHARD M. SCRUSHY
                                                ---------------------------
                                                Richard M. Scrushy,
                                           Chairman of the Board, President
                                             and Chief Executive Officer

                                              Date:   March 7, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                      Capacity                      Date
               ---------                                      --------                                ----

          RICHARD M. SCRUSHY                           Chairman of the Board,                     March 7, 1995
          ------------------
          Richard M. Scrushy                             President and Chief
                                                        Executive Officer and
                                                              Director

            AARON BEAM, JR.                         Executive Vice President and                  March 7, 1995
        ----------------------
            Aaron Beam, Jr.                            Chief Financial Officer
                                                             and Director

           WILLIAM T. OWENS                       Senior Vice President-Finance and               March 7, 1995
        ----------------------
           William T. Owens                       Controller (Principal Accounting
                                                              Officer)

            C. SAGE GIVENS                                    Director                            March 7, 1995
        ----------------------
            C. Sage Givens

        CHARLES W. NEWHALL III                                Director                            March 7, 1995
        ----------------------
        Charles W. Newhall III

           GEORGE H. STRONG                                   Director                            March 7, 1995
        ----------------------
           George H. Strong

          PHILLIP C. WATKINS                                  Director                            March 7, 1995
        ----------------------
          Phillip C. Watkins

          JOHN S. CHAMBERLIN                                  Director                            March 7, 1995
        ----------------------
          John S. Chamberlin

          LARRY R. HOUSE                                      Director                            March 7, 1995
        ----------------------
          Larry R. House

          ANTHONY J. TANNER                                   Director                            March 7, 1995
        ----------------------
          Anthony J. Tanner

          JAMES P. BENNETT                                    Director                            March 7, 1995
        ----------------------
          James P. Bennett

          RICHARD F. CELESTE                                  Director                            March 7, 1995
        ----------------------
          Richard F. Celeste
