Form 10-K/A
HEALTHSOUTH CORP
filed 1995-04-21
CIK 785161

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-K/A

                                AMENDMENT NO. 1

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

         Effective December 29, 1994, the Company consummated the ReLife Acquisition as a merger accounted for as a pooling of interests. In connection with the ReLife Acquisition, the Company acquired 31 inpatient rehabilitation facilities and 12 outpatient rehabilitation centers. The ReLife operations generated operating revenues of $118,874,000 for the fiscal year ending September 30, 1994, compared to $93,042,000 for the fiscal year ending September 30, 1993, an increase of 27.8%. The results for HEALTHSOUTH described below are based on a combination of HEALTHSOUTH's results for its December 31 fiscal year and ReLife's results for its September 30 fiscal year for all periods presented. All data set forth relating to revenues derived from Medicare and Medicaid do not take into account revenues of the ReLife facilities, because ReLife did not separately track such revenues prior to consummation of the ReLife Acquisition.


         The Company determines the amortization period of the cost in excess of net asset value of purchased facilities based on an evaluation of the facts and circumstances of each individual purchase transaction. The evaluation includes an analysis of historic and projected financial performance, an evaluation of the estimated useful life of the buildings and fixed assets acquired, the indefinite useful life of Certificates of Need and licenses acquired, the competition within local markets, lease terms where applicable, and the legal term of partnerships where applicable. The Company utilizes independent appraisers and relies on its own management expertise in evaluating each of the factors noted above. With respect to the carrying value of the excess of cost over net asset value of purchased facilities and other intangible assets, the Company determines on a quarterly basis whether an impairment event has occurred by considering factors such as the market value of the asset, a significant adverse change in legal factors or in the business climate, adverse action by a regulator, a history of operating losses or cash flow losses, or a projection of continuing losses associated with an operating entity. The carrying value of excess cost over net asset value of purchased facilities and other intangible assets will be evaluated if the facts and circumstances suggest that it has been impaired. If this evaluation indicates that the value of the asset will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the asset will be reduced by the estimated shortfall of cash flows.


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

         Operating expenses, at the operating unit level, were $835,888,000, or 74.1% of revenues, for 1994, compared to 72.8% of revenues for 1993. This change was due to the decrease in revenue per visit and revenue per inpatient day described above. Same store operating expenses for 1994 were $496,870,000, or 75.2% of related revenues. New store operating expenses were $339,018,000, or 72.7% of related revenues. Corporate general and administrative expenses increased from $20,018,000 in 1993 to $37,139,000 in 1994. As a percentage of revenues, corporate general and administrative expenses decreased from 3.5% in 1993 to 3.3% in 1994. Total operating expenses were $873,027,000, or 77.4% of revenues, for 1994, compared to $438,999,000, or 76.3% of revenues, for 1993. The provision for doubtful accounts was $20,583,000, or 1.8% of revenues, for 1994, compared to $13,875,000, or 2.4% of revenues, for 1993.

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

         During 1994, the Company began implementation of the plan of consolidation related to the NME Selected Hospitals Acquisition. The $3,000,000 accrual for costs related to employee separations and relocations was reduced by approximately $758,000. A total of 208 employees were affected during 1994. In addition, assets with a net book value $17,911,000 were written off against the $39,000,000 provided for the plan of consolidation. Finally, the Company wrote off all of the $7,700,000 in capitalized development projects. The Company will complete the plan of consolidation during 1995. It is management's opinion that the remaining accrual of $23,669,000 is adequate to complete the plan. See Note 10 of "Notes to Consolidated Financial Statements".

         As a result of the ReLife Acquisition in the fourth quarter of 1994, the Company has recognized $2,949,000 in ReLife merger expenses during 1994. This amount represents costs and expenses incurred or accrued in connection with completing the ReLife Acquisition. See Note 2 of "Notes to Consolidated Financial Statements".

         During 1994, the Company recognized a $10,500,000 loss on impairment of assets. This amount relates to the termination of a ReLife management contract and a permanently damaged ReLife facility. The Company determined not to attempt to reopen such damaged facility because, under its existing licensure, the facility was not consistent with the Company's plans. Also during 1994, the Company recognized a $4,500,000 loss on abandonment of a ReLife computer project. See Note 16 of "Notes to Consolidated Financial Statements".

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

Liquidity and Capital Resources

         At December 31, 1994, the Company had working capital of $218,681,000, including cash and marketable securities of $82,577,000. Working capital at December 31, 1993 was $198,352,000, including cash and marketable securities of $77,299,000. For 1994, cash provided by operations was $132,050,000, compared to $59,787,000 for 1993. The Company used $234,816,000 for investing activities during 1994, compared to $570,916,000 for 1993. Additions to property, plant and equipment and acquisitions accounted for $123,575,000 and $85,967,000, respectively, during 1994. Those same investing activities accounted for $113,161,000 and $428,307,000, respectively, in 1993. Financing activities provided $100,384,000 and $493,095,000 during 1994 and 1993, respectively. Net borrowing proceeds (borrowings less principal reductions) for 1994 and 1993 were $87,603,000 and $494,979,000, respectively.

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

         As of January 22, 1995, the Company entered into an Amended and Restated Plan and Agreement of Merger with Surgical Health Corporation ("SHC"), pursuant to which the Company has agreed to acquire SHC through a stock-for-stock merger to be accounted for as a pooling of interests. SHC operates 36 outpatient surgery centers. Under the terms of the Plan and Agreement of Merger, the Company will issue shares of its Common Stock to all holders of SHC's Common Stock pursuant to an exchange ratio calculated to provide $4.60 in value of HEALTHSOUTH Common Stock for each share of SHC's capital stock, subject to adjustment in certain circumstances. The transaction is subject to the satisfaction of various conditions, including the receipt of all required regulatory approvals and the termination or expiration of the waiting period under the HSR Act. The Company currently expects the transaction to be consummated during the second quarter of 1995 and is working toward the satisfaction of all such conditions and the obtaining of all regulatory approvals. Management expects the SHC acquisition to positively affect the Company's liquidity, capital resources and results of operations as a result of improved cash flow and leverage.


         In addition, on February 3, 1995, the Company entered into a Stock Purchase Agreement with NovaCare, Inc. and NC Resources, Inc., pursuant to which the Company has agreed to acquire the operations of NovaCare, Inc.'s rehabilitation hospital division. NC Resources, Inc. is a wholly-owned subsidiary of NovaCare, Inc. NC Resources, Inc. in turn owns all of the capital stock of Rehab Systems Company ("RSC"), the holding company for the acquired division. In connection with that transaction, the Company will pay a cash purchase price of $215,000,000, and will assume liabilities of approximately
$20,000,000. The transaction is subject to various conditions, including the expiration or termination of the waiting period under the HSR Act. The Company expects the transaction to be consummated early in the second quarter of 1995.

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


                                                          ERNST & YOUNG LLP

Birmingham, Alabama
February 24, 1995

                    HEALTHSOUTH Corporation and Subsidiaries

                          Consolidated Balance Sheets

                                                                             December 31
                                                                        --------------------
                                                                          1993       1994
                                                                        --------------------
                                                                            (In thousands)
Assets
Current assets:
  Cash and cash equivalents (Note 3)                                  $   68,331 $   65,949
  Other marketable securities (Note 3)                                     8,968     16,628
  Accounts receivable, net of allowances for doubtful
     accounts and contractual adjustments of $118,746,000 in
     1993 and $141,859,000 in 1994                                       165,586    222,720
  Inventories                                                             21,139     22,262
  Prepaid expenses and other current assets                               41,814     68,401
                                                                        --------------------
Total current assets                                                     305,838    395,960

Other assets:
  Loans to officers                                                        1,488      1,240
  Other (Note 4)                                                          21,950     40,692
                                                                        --------------------
                                                                          23,438     41,932

Property, plant and equipment, net (Note 5)                              744,084    789,538
Intangible assets, net (Note 6)                                          208,162    324,904




                                                                      ----------------------
Total assets                                                          $1,281,522 $1,552,334
                                                                      ----------------------

                                                                               December 31
                                                                        -----------------------
                                                                          1993           1994
                                                                        -----------------------
                                                                             (In thousands)
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                   $    45,737    $    83,180
  Salaries and wages payable                                              26,877         32,672
  Accrued interest payable and other liabilities                          29,857         46,714
  Current portion of long-term debt and leases (Note 7)                    5,015         14,713
                                                                        -----------------------
Total current liabilities                                                107,486        177,279

Long-term debt (Note 7)                                                  813,334        930,061
Deferred income taxes (Note 11)                                            9,647          7,882
Deferred revenue (Note 15)                                                     -          7,526
Other long-term liabilities (Note 16)                                        458          5,655
Minority interests--limited partnerships (Note 9)                         (1,799)        (2,203)

Commitments and contingent liabilities (Notes 12 and 17)
Stockholders' equity:
  Preferred Stock, $.10 par value--1,500,000 shares
     authorized; issued and outstanding-none                                   -              -
  Common Stock, $.01 par value--100,000,000 shares
     authorized; issued-33,195,000 in 1993 and 34,230,000
     in 1994                                                                 332            342
  Additional paid-in capital                                             285,679        306,565
  Retained earnings                                                       85,640        137,027
  Treasury stock, at cost (91,000 shares)                                   (323)          (323)
  Receivable from Employee Stock Ownership Plan (Note 13)                (18,932)       (17,477)
                                                                        -----------------------
Total stockholders' equity                                               352,396        426,134
                                                                        -----------------------
Total liabilities and stockholders' equity                           $ 1,281,522    $ 1,552,334
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

                                                      HEALTHSOUTH Corporation and Subsidiaries

                                                        Consolidated Statements of Cash Flows

                                                                Year ended December 31
                                                         ----------------------------------
                                                           1992          1993         1994
                                                         ----------------------------------
                                                                    (In thousands)
Operating activities
Net income                                              $  34,594    $  13,592    $  53,225
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                            26,737       39,376       75,588
  Provision for doubtful accounts                          11,842       13,875       20,583
  Provision for losses on impairment of assets                  -            -       10,500
  Provision for losses on abandonment of computer
     project                                                    -            -        4,500
  NME Selected Hospitals Acquisition related
     expense                                                    -       49,742            -
  Income applicable to minority interests of
     limited partnerships                                   1,402          190          203
  Provision (benefit) for deferred income taxes             4,501       (6,554)      (1,199)
  Provision for deferred revenue                             (279)         (49)        (164)
  Gain on sale of property, plant and equipment                 -            -         (627)
Changes in operating assets and liabilities,
net of effects of acquisitions:
  Accounts receivable                                     (32,894)     (24,195)     (66,781)
  Inventories, prepaid expenses and other current
     assets                                               (12,956)     (15,639)     (21,166)
  Accounts payable and accrued expenses                     6,245      (10,551)      57,388
                                                         ----------------------------------
Net cash provided by operating activities                  39,192       59,787      132,050

Investing activities
Purchases of property, plant and equipment                (88,503)    (113,161)    (123,575)
Proceeds from sale of property, plant and equipment             -            -       59,025
Additions to intangible assets, net of effects of
   acquisitions                                           (25,206)     (39,156)     (59,307)
Assets obtained through acquisitions, net of
   liabilities assumed                                    (53,961)    (428,307)     (85,434)
Changes in other assets                                     1,834       (4,846)     (17,526)
Proceeds received on sale of other marketable
   securities                                              14,041       20,554        1,660
Investments in other marketable securities                (13,000)      (6,000)      (9,126)
                                                         ----------------------------------
Net cash used in investing activities                    (164,795)    (570,916)    (234,283)

                                                                                     HEALTHSOUTH Corporation and Subsidiaries

                                                                                 Consolidated Statements of Cash Flows (continued)

                                                                                             Year ended December 31
                                                                                ----------------------------------------------------
                                                                                   1992                 1993                  1994
                                                                                ----------------------------------------------------
                                                                                                  (In thousands)
Financing activities
Proceeds from borrowings                                                        $ 169,800            $ 512,710            $ 940,084
Principal payments on long-term debt and leases                                   (61,313)             (17,731)            (852,481)
Proceeds from exercise of options                                                   6,788                1,736               13,895
Proceeds from issuance of common stock                                             19,004                   --                   --
Purchase of treasury stock                                                             --                 (263)                  --
Loans to Employee Stock Ownership Plan                                            (10,000)                  --                   --
Reduction in Receivable from Employee Stock
   Ownership Plan                                                                     358                  710                1,455
Proceeds from investment by minority interests                                        971                  614                   44
Purchase of limited partnership interests                                         (11,495)              (3,784)              (1,090)
Payment of cash distributions to limited partners                                  (2,833)                (897)              (2,056)
                                                                                ----------------------------------------------------
Net cash provided by financing activities                                         111,280              493,095               99,851
                                                                                ----------------------------------------------------
Decrease in cash and cash equivalents                                             (14,323)             (18,034)              (2,382)
Cash and cash equivalents at beginning of year                                    100,688               86,365               68,331
                                                                                ----------------------------------------------------
Cash and cash equivalents at end of year                                        $  86,365            $  68,331            $  65,949
                                                                                ----------------------------------------------------
Supplemental disclosures of cash flow
  information
Cash paid during the year for:
  Interest                                                                      $  12,899            $  12,344            $  48,668
  Income taxes                                                                     10,466               20,326               28,029

Non-cash investing activities:

  The Company  assumed liabilities of  $57,091,000,  $88,566,000 and $24,659,000 during the years ended December 31, 1992, 1993 and 1994, respectively, in conjunction with its acquisitions. During the year ended December 31, 1994, the Company issued 19,000 common shares, with a market value of $533,000, as consideration for an acquisition.

Non-cash financing activities:

  The Company received a tax benefit from the disqualifying disposition of incentive stock options of $5,635,000, $585,000 and $6,470,000 for the years ended December 31, 1992, 1993 and 1994, respectively.

   During the years ended December 31, 1992 and 1994, respectively, 4,000 and 11,000 common shares were exchanged in the exercise of options. The shares exchanged had market values on the date of exchange of $95,600 and $321,400, respectively.

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

Impairment of Assets

Long-lived assets, such as property, plant and equipment and identifiable intangible assets are reviewed for impairment losses when certain impairment indicators exist. If an impairment exists, the related asset is adjusted to the lower of book value or estimated future undiscounted cash flows from the use and eventual disposal of the asset.


With respect to the carrying value of the excess of cost over net asset value of purchased facilities and other intangible assets, the Company determines on a quarterly basis whether an impairment event has occurred by considering factors such as: the market value of the asset; a significant adverse change in legal factors or in the business climate; adverse action by a regulator; a history of operating or cash flow losses or a projection of continuing losses associated with an operating entity. The carrying value of net asset value of purchased facilities and other intangible assets will be evaluated if the facts and circumstances suggest that it has been impaired. If this evaluation indicates that the value of the asset will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the asset will be reduced by the estimated shortfall of cash flows.

2. Merger

Effective December 29, 1994, the Company merged with ReLife, Inc. (ReLife) and in connection therewith issued 5,512,645 shares of its Common Stock for all of ReLife's outstanding common stock. ReLife provides a system of rehabilitation services and operates 31 inpatient facilities with an aggregate of approximately 1,100 licensed beds, including nine free-standing rehabilitation hospitals, nine acute rehabilitation units, five sub-acute rehabilitation units, seven transitional living units and one residential facility and provides outpatient rehabilitation services at twelve outpatient centers.

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
                                                                      --------------------------------

The fair value of total long-term debt approximates book value at December 31, 1994 and 1993. The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.


During 1994, the Company entered into a Credit Agreement with NationsBank of North Carolina, N.A. and other participating banks (the 1994 Credit Agreement) which consists of a $550,000,000 revolving facility and term loan. The 1994 Credit Agreement replaced a previous $390,000,000 Credit Agreement with NationsBank. Interest is paid quarterly based on LIBOR rates plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. The Company is required to pay a fee on the unused portion of the 1994 revolving credit facility ranging from 0.25% to 0.5%, depending on certain defined ratios. The principal amount is payable in 15 equal quarterly installments beginning on June 30, 1997. The Company has provided a negative pledge of all its assets and has granted a first priority security interest in and lien on all shares of stock of its subsidiaries and rights and interests in its partnerships. At December 31, 1994, the effective interest rate associated with the 1994 Credit Agreement was approximately 6.75%.

The amount shown as Due to National Medical Enterprises, Inc. at December 31, 1993 was subsequently repaid from proceeds of other notes and bonds.

On March 24, 1994, the Company issued $250,000,000 principal amount of 9.5% Senior Subordinated Notes due 2001 (the Notes). Interest is payable on April 1 and October 1. The Notes are senior subordinated obligations of the Company and as such will be subordinated to all existing and future senior indebtedness of the Company, and also will be effectively subordinated to all existing and future liabilities of the Company's subsidiaries and partnerships. The Notes rank senior to all subordinated indebtedness of the Company, including the 5% Convertible Subordinated Debentures due 2001 described below. The Notes mature on April 1, 2001.


Also on March 24, 1994, the Company issued $100,000,000 principal amount of 5% Convertible Subordinated Debentures due 2001 (the Convertible Debentures). An additional $15,000,000 principal amount of Convertible Debentures was issued in April 1994 to cover underwriters' over allotments. Interest is payable on April 1 and October 1. The Convertible Debentures are convertible into Common Stock of the Company at the option of the holder at a conversion price of $37.625 per share, subject to adjustment in the occurrence of certain events.

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

The following table summarizes activity in the stock option plans:

                                   1992         1993        1994
                               ------------------------------------

Options outstanding January 1:   3,368,571   5,339,742   6,875,786
  Granted                        2,762,000   1,770,000     330,000
  Exercised                        765,328     180,455     981,286
  Cancelled                         25,501      53,501     202,563
                               ------------------------------------
Options outstanding at
   December 31                   5,339,742   6,875,786   6,021,937
                               ------------------------------------

                                             1992                  1993                  1994
                                        ----------------------------------------------------------
Option price range for options granted
   during the period                    $15.25-$19.88         $13.50-$16.88         $28.38-$36.50

Option price range for options
   exercised during the period           $5.67-$21.41          $5.91-$19.17          $8.67-$16.88

Options exercisable at
   December 31                              4,155,817             5,332,940             5,186,809

Options available for grant at
   December 31                                546,050               324,550               550,204

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

10. Acquisitions

At various dates during 1994, the Company acquired 53 separate outpatient operations located throughout the United States. The combined purchase price of these acquired outpatient operations was approximately $53,947,000. The Company also acquired a specialty medical center in Dallas, Texas, a contract therapist provider and a diagnostic imaging company. The combined purchase price of these three operations was approximately $25,861,000. The form of consideration comprising the total purchase prices of $79,808,000 was approximately $68,359,000 in cash, $10,916,000 in notes payable and approximately 19,000 shares of Common Stock valued at $533,000. In connection with the acquisition of the contract therapist provider, there is additional contingent consideration payable of up to $9,000,000 if the acquired company achieves certain levels of future earnings. Such contingency payments will be paid to the former owners each fiscal year in which the acquired company's annual pretax income exceeds a certain threshold. The contingent payments will cease upon the earlier of the payment of the maximum amount of contingent payments allowed or ten years. The Company accrues for this contingency in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." As of December 31, 1994, the Company has accrued $99,000 in contingent consideration.

In connection with these transactions, the Company entered into non-compete agreements with former owners totaling $10,814,000. In general these non-compete agreements are payable in monthly or quarterly installments over periods ranging from five to ten years.


The fair value of the total net assets relating to the 1994 acquisitions described above was approximately $11,087,000. The total cost for 1994 acquisitions exceeded the fair value of the net assets acquired by approximately $68,721,000. This excess is being amortized over a forty-year period on a straight-line basis. No identifiable intangible assets were recorded in the acquisitions described above.




All of the 1994 acquisitions described above were accounted for as purchases and, accordingly, the results of operations of the acquired businesses (not material individually or in the aggregate) are included in the accompanying consolidated financial statements from their respective dates of acquisition.

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

Also at various dates during 1993, the Company acquired 27 separate outpatient operations located throughout the United States. The total consideration paid for these acquired outpatient operations was approximately $23,943,000, consisting of $21,634,000 in cash and $2,309,000 in notes payable. The fair value of the net assets acquired was approximately $5,196,000. The total cost of the 1993 outpatient acquisitions exceeded the fair value of the net assets acquired by approximately $18,747,000. This excess is being amortized on a straight-line basis over a forty-year period. No other identifiable intangible assets were recorded in the acquisitions described above.



Also during 1993, the Company acquired 100% of the stock of Rebound, Inc. (Rebound) for net consideration of approximately $14,000,000 in cash. Pebound operates 293 beds in thirteen facilities. The purchase price exceeded the fair value of the net assets acquired by approximately $11,200,000, which was allocated to excess of cost over net asset value of purchased facilities.

Effective February 1, 1992, the Company acquired substantially all of the assets and/or stock of Dr. John T. Macdonald Health Systems, Inc. and Subsidiaries (collectively, JTM Health Systems). JTM Health Systems includes two general acute-care hospitals and other healthcare-related entities located in the Miami, Florida metropolitan area. The total purchase price paid was approximately $16,893,000 in cash.

Also in 1992 the Company acquired 100% of the stock of Renaissance America, Inc. (Renaissance) for net consideration of approximately $5,996,000 consisting of $649,000 cash and $5,347,000 in the Company's Common Stock (214,885 shares).

Also at various dates during 1992, the Company acquired 28 separate outpatient operations located throughout the United States. The combined purchase price of these acquired outpatient operations was approximately $25,964,000.

The fair value of the net assets acquired in 1992 was approximately $21,956,000. The total cost of the 1992 acquisitions exceeded the fair value of the assets acquired by approximately $26,897,000, which is being amortized over a forty-year period on a straight-line basis.


All of the 1993 and 1992 acquisitions described above were accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements from their respective dates of acquisition.


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
                                            --------------------------------------------------------

The components of the provision for deferred income taxes for the year ended December 31, 1992 are as follows:

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

15. Sale of Assets

During the second quarter of 1994, the Company consummated the sale of selected properties to Capstone Capital Corporation (Capstone), a real estate investment trust. These properties include six ancillary hospital facilities, three outpatient rehabilitation facilities, and one research facility. The net proceeds to the Company as a result of this transaction were approximately $49,025,000. The net book value of the properties was approximately $41,335,000. Because the Company is leasing back substantially all of the properties from Capstone, payments which aggregate $5.7 million annually, the resulting gain on sale of approximately $7,690,000 has been recorded on the accompanying consolidated balance sheet as deferred revenue and will be amortized into income over the initial lease terms of the properties. The Company is accounting for each of the new leases as an operating lease with an initial lease term of 15 years. The Company and certain Company officers own approximately 3.9% of the outstanding common stock of Capstone.


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

A ReLife facility in central Florida incurred tornado damage and has not been operating since September 1993. During 1994, management of ReLife has determined that it is probable that this facility will not reopen. Start-up costs of $1,600,000 were written off. This facility is leased under an operating lease as described in Note 12 through the year 2001. An impairment accrual has been established based on the projected undiscounted net cash flows related to this non-operating facility for the remainder of the lease term. The accrual totals $5,900,000 and consists of $4,700,000 in lease payments and $1,200,000 in fixed costs and operating expenses, including property taxes, maintenance, security and other related costs. The current portion of the accrual approximates $600,000 and is included with accrued interest payable and other liabilities in the accompanying December 31, 1994 balance sheet. The remaining long-term portion of the accrual is included with other long-term liabilities in the accompanying December 31, 1994 balance sheet.


During 1994, ReLife entered into a contract for a new information system. Payments under the contract and related costs were capitalized during the year. After the agreement to merge with HEALTHSOUTH was entered into (see Note 2), the computer project was abandoned resulting in a write-off of capitalized cost of $4,500,000.

The above amounts are shown as operating expenses in the consolidated statement of income.

17. Subsequent Events

On January 24, 1995, the Company signed an agreement to merge with Surgical Health Corporation (SHC). SHC operates 36 outpatient surgery centers in eleven states. Under the terms of the agreement, all shares of common and preferred stock of SHC will be exchanged for shares of the Company's Common Stock pursuant to an exchange ratio that will yield an aggregate value of approximately $155,000,000 to SHC shareholders. The transaction will be accounted for as a pooling of interests and is subject to certain regulatory and governmental reviews, and to approval by the shareholders of both companies. The transaction is expected to be completed early in the second quarter of 1995. The effects of conforming the accounting policies of the two companies is not expected to be material.

The following table summarizes the unaudited consolidated pro forma results of operations, assuming the SHC acquisition described above had occurred at the beginning of each of the following periods. This pro forma summary does not necessarily reflect the results of operations as they would have been had the Company and the acquired entities constituted a single entity during such periods. The 1993 amounts reflect the pro forma effect of the NME Selected Hospital Acquisition (see Note 10).



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
                                                                and Director


         Richard M. Scrushy, one of the Company's management founders, has served as Chairman of the Board, President and Chief Executive Officer of the Company since 1984. From 1979 to 1984, Mr. Scrushy was with Lifemark Corporation, a publicly-owned healthcare corporation, serving in various operational and management positions. Mr. Scrushy is also a director of Integrated Health Services, Inc. and MedPartners, Inc., both publicly-traded healthcare corporations, and is Chairman of the Board of Capstone Capital, Inc., a publicaly-traded real estate investment trust. He also serves on the boards of directors of several privately-held healthcare corporations.

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
                                                            Legal Services and
                                                            Assistant Secretary

         Richard M. Scrushy, one of the Company's management founders, has served as Chairman of the Board, President and Chief Executive Officer of the Company since 1984. From 1979 to 1984, Mr. Scrushy was with Lifemark Corporation, a publicly-owned healthcare corporation, serving in various operational and management positions. Mr. Scrushy is also a director of Integrated Health Services, Inc. and MedPartners, Inc., both publicly-traded healthcare corporations, and is Chairman of the Board of Capstone Capital, Inc., a publicly-traded real estate investment trust. He also serves on the boards of directors of several privately-held healthcare corporations.

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


Chief Executive Officer Employment Agreement

         The Company is a party to an Employment Agreement with Richard M. Scrushy, pursuant to which Mr. Scrushy is employed as Chairman of the Board, President and Chief Executive Officer of the Company for a five-year term which ends December 31, 1999. Such term is automatically extended for an additional year on December 31 of each year. In addition, the Company has agreed to use its best efforts to cause Mr. Scrushy to be elected as a Director of the Company during the term of the Agreement. Under the Agreement, Mr. Scrushy received a base salary of $900,000, including incentive compensation of up to $400,000, in 1994 and is to receive the same base salary in 1995 and each year thereafter, with incentive compensation of up to $900,000, subject to annual review by the Board of Directors, and is entitled to participate in any bonus plan approved by the Board of Directors for the Company's management. The incentive compensation is earned at $75,000 per month in 1995, contingent upon the Company's success in meeting certain monthly budgeted earnings per share targets. Mr. Scrushy earned the entire $400,000 incentive component of his corporation in 1994, as all such targets were met. In addition, Mr. Scrushy was awarded $2,000,000 under the management bonus plan. Such additional bonus was based on the Audit and Compensation Committee's assessment of Mr. Scrushy's contribution to the establishment of the Company as the industry leader in rehabilitative healthcare services, including his role in the integration of the NME Selected Hospitals and his role in the negotiation and consummation of the ReLife acquisition, as well as the Company's success in achieving annual budgeted net income targets.

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

(2) Includes 2,839,840 shares subject to currently exercisable non-qualified stock options. See Item 11, "Executive Compensation Stock Options".


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

*  Less than 1%






                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HEALTHSOUTH Corporation


                                              By  RICHARD M. SCRUSHY
                                                ---------------------------
                                                    Richard M. Scrushy,
                                                   Chairman of the Board
                                                and Chief Executive Officer

                                              Date:   April 21, 1995

















                                       44

