Form 10-K/A
period 1994-12-31
HEALTHSOUTH CORP
filed 1995-05-10
CIK 785161

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-K/A

                                AMENDMENT NO. 2

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

         During 1994, the Company recognized a $10,500,000 loss on impairment of assets. This amount relates to the termination of a ReLife management contract and a permanently damaged ReLife facility. The Company determined not to attempt to reopen such damaged facility because, under its existing licensure as a transitional living facility, the facility could not be operated on a basis which would allow it to cover the associated lease costs, and the Company did not believe it likely that any change in licensure could be obtained. This facility is leased under an operating lease as described in Note 12 through the year 2001. An impairment accrual has been established based on the projected undiscounted net cash flows related to this non-operating facility for the remainder of the lease term. The accrual totals $5,900,000 and consists of $4,700,000 in lease payments and $1,200,000 in fixed costs and operating expenses, including property taxes, maintenance, security and other related costs. Also during 1994, the Company recognized a $4,500,000 loss on abandonment of a ReLife computer project. See Note 16 of "Notes to Consolidated Financial Statements".

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

         Although the Company is continually considering and evaluating acquisitions and opportunities for future growth, the Company has not entered into any agreements with respect to material future acquisitions other than the transactions with SHC and NovaCare. The Company believes that existing cash, cash flow from operations, and borrowings under the revolving line of credit, as increased pursuant to the new commitment, will be sufficient to satisfy the Company's estimated cash requirements for the next twelve months and thereafter.

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (3)  Exhibits
          (27) Financial Data Schedule

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

10. Acquisitions

At various dates during 1994, the Company acquired 53 separate outpatient operations located throughout the United States. The combined purchase price of these acquired outpatient operations was approximately $53,947,000. The Company also acquired a specialty medical center in Dallas, Texas, a contract therapist provider and a diagnostic imaging company. The combined purchase price of these three operations was approximately $25,861,000. The form of consideration comprising the total purchase prices of $79,808,000 was approximately $68,359,000 in cash, $10,916,000 in notes payable and approximately 19,000 shares of Common Stock valued at $533,000. In connection with the acquisition of the contract therapist provider, there is additional contingent consideration payable of up to $9,000,000 if the acquired company achieves certain levels of future earnings. Such contingency payments will be paid to the former owners each fiscal year in which the acquired company's annual pretax income exceeds a certain threshold. The contingent payments will cease upon the earlier of the payment of the maximum amount of contingent payments allowed or ten years. The Company accrues, as an operating expense, for this contingency in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." As of December 31, 1994, the Company has accrued $99,000 in contingent consideration.

In connection with these transactions, the Company entered into non-compete agreements with former owners totaling $10,814,000. In general these non-compete agreements are payable in monthly or quarterly installments over periods ranging from five to ten years.

The fair value of the total net assets relating to the 1994 acquisitions described above was approximately $11,087,000. The total cost for 1994 acquisitions exceeded the fair value of the net assets acquired by approximately $68,721,000. The Company evaluated each acquisition, independently, to determine the appropriate amortization period for the cost in excess of net asset value of purchased facilities. Each evaluation included an analysis of historic and projected financial performance, evaluation of the estimated useful life of buildings and fixed assets acquired, the indefinite life of Cetificates of Need and licenses acquired, the competition within local markets, lease terms where applicable, and the legal term of partnerships where applicable. Based on these evaluations, the Company determined that the cost in excess of net asset value of purchased facilities relating to the 1994 acquisitions should be amortized over periods ranging from twenty-five to forty years on a straight line basis. No other identifiable intangible assets were recorded in the acquisitions described above.

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

Also at various dates during 1993, the Company acquired 27 separate outpatient operations located throughout the United States. The total consideration paid for these acquired outpatient operations was approximately $23,943,000, consisting of $21,634,000 in cash and $2,309,000 in notes payable. The fair value of the net assets acquired was approximately $5,196,000. The total cost of the 1993 outpatient acquisitions exceeded the fair value of the net assets acquired by approximately $18,747,000. Based on the evaluation of each acquisition, utilizing the criteria described above, the Company determined that the cost in excess of net asset value of purchased facilities relating to the 1993 acquisitions should be amortized over a forty-year period on a straight line basis. No other identifiable intangible assets were recorded in the acquisitions described above.

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

During 1994, ReLife entered into a contract for a new information system. During the period ended September 30, 1994, ReLife's expenditures related to this contract totalled approximately $4,363,000. The system was not operational during this period, thus those expenditures are considered non-recurring. The Company will retain certain equipment, with an approximate cost of $750,000, which was included in the expenditures noted above. The remainder of the expenditures, $3,613,000, is included in the loss on abandonment of the computer project. The Company has also established a reserve of approximately $887,000 for settlement of the contract. The contract contains a provision for cancellation by ReLife, without cause, upon at least 180 days' prior written notice. The application of this termination provision could result in a settlement of up to $6,500,000. The Company is currently in negotiations to settle the contract and believes that it is probable that the settlement will be for an amount approximately equal to the reserve established.


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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.


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

                                              Date:   May 10, 1995