Form 10-Q
period 1995-03-31
HEALTHSOUTH CORP
filed 1995-05-15
CIK 785161

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

   [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995; or

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
         _____________.

Commission File Number 1-10315

                            HEALTHSOUTH Corporation
                            -----------------------
             (Exact Name of Registrant as Specified in its Charter)



        Delaware                                                63-0860407
- -------------------------------                           ----------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)


              Two Perimeter Park South, Birmingham, Alabama 35243
              ---------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (205) 967-7116
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]      NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                   Outstanding at May 10, 1995
- -----------------------                         ---------------------------
Common Stock, par value                              71,627,737 shares
   $.01 per share

                    HEALTHSOUTH Corporation and Subsidiaries

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

PART 1 -- FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.  Financial Statements

         Consolidated Balance Sheets -- March 31, 1995
         (Unaudited) and December 31, 1994                                     3

         Consolidated Statements of Income (Unaudited) -- Three Months
         Ended March 31, 1995 and 1994                                         5

         Consolidated Statements of Cash Flows (Unaudited) -- Three Months
         Ended March 31, 1995 and 1994                                         6

         Notes to Consolidated Financial Statements (Unaudited) -- Three
         Months Ended March 31, 1995 and 1994                                  8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  11

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     15

PART I -- FINANCIAL INFORMATION

Item 1.           Financial Statements

                    HEALTHSOUTH Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                       March 31,     December 31,
                                          1995           1994
                                     ------------    -----------
                                      (Unaudited)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents        $      59,522  $      65,949
   Other marketable securities             16,529         16,628
   Accounts receivable                    231,751        222,720
   Inventories, prepaid expenses, and
      other current assets                 90,610         90,663
                                     ------------    -----------
               TOTAL CURRENT ASSETS       398,412        395,960

OTHER ASSETS                               57,058         41,932

PROPERTY, PLANT AND EQUIPMENT--NET        779,912        789,538

INTANGIBLE ASSETS--NET                    357,366        324,904
                                     ------------    -----------
                       TOTAL ASSETS $   1,592,748  $   1,552,334
                                     ============    ===========

                    HEALTHSOUTH Corporation and Subsidiaries

                                 (In Thousands)

                                                              March 31,        December 31,
                                                                1995               1994
                                                              -------             -------
                                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                       $    63,135         $    83,180
   Salaries and wages payable                                  35,538              32,672
   Accrued interest payable and other
     liabilities                                               45,070              46,714
   Current portion of long-term debt                           15,221              14,713
                                                              -------             -------
          TOTAL CURRENT LIABILITIES                           158,964             177,279

LONG-TERM DEBT                                                964,233             930,061

DEFERRED INCOME TAXES                                           7,079               7,882

OTHER LONG-TERM LIABILITIES                                     5,805               5,655

DEFERRED REVENUE                                                7,396               7,526

MINORITY INTERESTS--LIMITED PARTNERSHIPS                       (3,911)             (2,203)

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.10 par value--1,500,000
      shares authorized; issued and outstanding--
      none                                                          0                   0
   Common Stock, $.01 par value--100,000,000
      shares authorized; 71,405,000 and 68,460,000
      shares issued at March 31, 1995 and
      December 31, 1994, respectively                             714                 685
   Additional paid-in capital                                 316,252             306,222
   Retained earnings                                          152,425             137,027
   Treasury stock                                                (323)               (323)
   Receivable from Employee Stock Ownership Plan              (15,886)            (17,477)
                                                              -------             -------
         TOTAL STOCKHOLDERS' EQUITY                           453,182             426,134
                                                              -------             -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 1,592,748         $ 1,552,334
                                                            =========           =========


See accompanying notes.

                    HEALTHSOUTH Corporation and Subsidiaries

                       CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED - In Thousands, Except for Per Share Data)

                                                Three Months Ended
                                                    March 31,
                                          ---------------------------
                                              1995           1994
                                          ---------        ----------

Revenues                                  $ 307,020         $ 259,289
Operating expenses:
  Operating units                           219,902           199,871
  Corporate general and administrative        9,570             7,933
Provision for doubtful accounts               6,478             4,555
Depreciation and amortization                22,892            14,887
Interest expense                             18,340            10,046
Interest income                              (1,135)             (761)
                                          ---------        ----------
                                            276,047           236,531
                                          ---------        ----------
  Income before income taxes and
       minority interests                    30,973            22,758
Provision for income taxes                   11,771             8,915
                                          ---------        ----------
  Income before minority interests           19,202            13,843
Minority interests                              (70)             (134)
                                          ---------        ----------

  Net income                              $  19,132         $  13,709
                                          =========        ==========

Weighted average common and common
  equivalent shares outstanding              78,286            74,334
                                          =========        ==========
Net income per common and common
  equivalent share                        $    0.24         $    0.18
                                          =========        ==========
Net income per common share --
  assuming full dilution                  $    0.24               N/A
                                          =========        ==========

See accompanying notes.

                    HEALTHSOUTH Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - In Thousands)


                                               Three Months Ended
                                                    March 31,
                                              ---------------------
                                                1995          1994
                                              -------      --------

OPERATING ACTIVITIES
 Net income                                   $19,132       $13,709
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                22,892        14,887
  Provision for doubtful accounts               6,478         4,555
  Income applicable to minority interests of
     limited partnerships                          70           134
  Provision for deferred income taxes           1,666         6,635
  Provision for deferred revenue                 (130)            0
 Changes in operating assets and liabilities,
  net of effects of acquisitions:
     Accounts receivable                      (13,151)      (19,151)
     Inventories, prepaid expenses and
         other current assets                   6,189        (2,165)
     Accounts payable and accrued expenses    (26,117)       24,013
                                              -------      --------
                     NET CASH PROVIDED BY
                     OPERATING ACTIVITIES      17,029        42,617
INVESTING ACTIVITIES
 Purchases of property, plant and equipment   (17,104)      (24,723)
 Proceeds from sale of property, plant and
   equipment                                   14,447             0
 Additions to intangible assets, net of
  effects of acquisitions                     (17,363)       (9,538)
 Assets obtained through acquisitions, net
  of liabilities assumed                      (26,498)      (11,681)
 Changes in other assets                       (5,963)       (2,656)
 Proceeds received on sale of other
   marketable securities                        3,203            50
 Investments in other marketable securities    (5,483)       (1,000)
                                              -------      --------
    NET CASH USED IN INVESTING ACTIVITIES     (54,761)      (49,548)

                    HEALTHSOUTH Corporation and Subsidiaries

                           (UNAUDITED - In Thousands)


                                                Three Months Ended
                                                     March 31,
                                              ---------------------
                                                1995          1994
                                              -------       -------
FINANCING ACTIVITIES
 Proceeds from borrowings                      30,864       353,505
 Principal payments on long-term debt          (6,230)     (352,106)
 Proceeds from exercise of options              2,919         4,578
 Reduction in Receivable from Employee
  Stock Ownership Plan                          1,591         1,455
 Proceeds from investment by minority
   interests                                        0            36
 Payment of cash distributions to
   limited partners                            (2,334)         (327)
                                              -------       -------
                   NET CASH PROVIDED FROM
                     FINANCING ACTIVITIES      26,810         7,141
                                              -------       -------
                   (DECREASE) INCREASE IN
                CASH AND CASH EQUIVALENTS     (10,922)          210

 Cash and cash equivalents at beginning
   of period                                   70,444        68,331
                                              -------       -------
                CASH AND CASH EQUIVALENTS
                         AT END OF PERIOD     $59,522       $68,541
                                              =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
  Interest                                    $10,075        $9,917
  Income taxes                                  5,881         1,873

Non-cash financing activities:
 During 1995, the Company declared a two-for-one stock split on its Common Stock, which was effected in the form of a 100% stock dividend.

See accompanying notes.

                    HEALTHSOUTH Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Three Months Ended March 31, 1995 and 1994


NOTE  1  --     The    accompanying      consolidated    financial    statements
                include the accounts of HEALTHSOUTH  Corporation (the "Company")
                and  its  subsidiaries.  This  information  should  be  read  in conjunction  with the  Company's  Annual Report on Form 10-K for the fiscal year ended  December  31,  1994,  as  amended.  It is
                management's   opinion   that  the   accompanying   consolidated
                financial statements reflect all adjustments (which are normal recurring adjustments) necessary for a fair presentation of the results for the interim period and the comparable period presented.

NOTE  2  --     During   1994,  the   Company   entered  into  a    $550,000,000
                revolving  line of credit with  NationsBank  of North  Carolina,
                N.A.  ("NationsBank")  and other  participating banks (the "1994
                Credit   Agreement").   At  March  31,  1995,  the  Company  had
                $535,000,000  outstanding  under the 1994 Credit  Agreement.  On
                April 11, 1995, the Company amended and restated the 1994 Credit
                Agreement with NationsBank to increase the size of the credit facility to $1,000,000,000.

                On March 24, 1994, the Company issued $250,000,000 principal amount of 9.5% Senior Subordinated Notes due 2001 (the "Notes"). Interest is payable on April 1 and October 1. The Notes are senior subordinated obligations of the Company and, as such, are subordinated to all existing and future senior indebtedness of the Company. Also on March 24, 1994, the Company issued $100,000,000 principal amount of 5% Convertible Subordinated Debentures due 2001 (the "Convertible Debentures"). An additional $15,000,000 principal amount of Convertible Debentures was issued in April 1994 to cover underwriters' overallotments. Interest is payable on April 1 and October 1. The Convertible Debentures are convertible into Common Stock of the Company at the option of the holder at a conversion price of $18.81 per share, subject to adjustment in certain events. The net proceeds from the issuance of the Notes and Convertible Debentures were used by the Company to pay down indebtedness outstanding under its other existing credit facilities.

                At March  31,  1995  and   December  31,  1994,  long-term  debt
                consisted of the following:


                                     March 31,    December 31,
                                        1995          1994
                                     -----------   -----------
                                         (in thousands)
Advances under the $550,000,000
    1994 Credit Agreement                 $535,000      $510,000
9.5% Senior Subordinated Notes due 2001    250,000       250,000
5% Convertible Subordinated Debentures
    due 2001                               115,000       115,000
Other long-term debt                        79,454        69,774
                                        -----------   -----------
                                           979,454       944,774
Less amounts due within one year            15,221        14,713
                                        -----------   -----------
                                          $964,233      $930,061
                                        ===========   ===========

NOTE  3 --      Effective  December  29, 1994,  the Company  merged with ReLife,
                Inc.  ("ReLife")  in a  transaction  that was accounted for as a pooling of  interests.  Accordingly,  the  Company's  historical financial statements for all periods prior to the effective date of the  merger  have been  restated  to include  the  results of
                ReLife.  Prior to the merger,  ReLife  reported on a fiscal year ending on September 30. The restated  financial  statements  for all periods prior to and  including  December 31, 1994 are based on a combination  of the  Company's  results for its December 31 fiscal year and  ReLife's  results for its  September  30 fiscal year.  Beginning January 1, 1995, all facilities acquired in the
                ReLife   merger   adopted  a  December   31  fiscal   year  end;
                accordingly, all consolidated financial statements for periods after December 31, 1994 are based on a consolidation of all of the Company's subsidiaries on a December 31 year end. ReLife's historical results of operations for the three months ended
                December 31, 1994 are not included in the Company's consolidated statements of income or cash flows. An adjustment has been made to stockholders' equity as of January 1, 1995 to adjust for the effect of excluding ReLife's results of operations for the three months ended December 31, 1994. The following is a summary of ReLife's results of operations and cash flows for the three months ended December 31, 1994 (in thousands):

                 Statement of Income Data:

                        Revenues                                    $ 38,174

                        Operating expenses:
                          Operating Units                             31,797
                          Corporate general and administrative         2,395
                        Provision for doubtful accounts                  541
                        Depreciation and amortization                  1,385
                        Interest expense                                 858
                        Interest income                                  (91)
                        HEALTHSOUTH merger expense                     3,050
                        Loss on disposal of fixed assets               1,000
                        Loss on abandonment of computer project          973
                                                                    --------
                                                                      41,908
                                                                    --------
                         Income before income taxes and
                          minority interests                          (3,734)
                        Provision for income taxes                      --
                                                                    --------
                                                                      (3,734)
                        Minority interests                              --
                                                                    --------
                         Net income                                 ($ 3,734)
                                                                    ========

                 Statement of Cash Flow Data:

                        Net cash provided by operating activities   $ 38,077
                        Net cash used by investing activities         (9,632)
                        Net cash used in financing activities        (23,950)
                                                                    --------
                           Net increase in cash                     $  4,495
                                                                    ========

NOTE  4  --     During  the  first   three  months   of   1995,   the    Company
                acquired or opened 15  outpatient  facilities  and an outpatient surgery  center.  The  total  purchase  price  of  the  acquired facilities  was  approximately  $26,849,000.  The  Company  also
                entered  into  non-compete   agreements  totaling  approximately
                $3,335,000 in connection  with these  transactions.  The cost in
                excess  of  the  acquired   facilities'   net  asset  value  was
                approximately  $23,381,000.   The  results  of  operations  (not
                material individually or in the aggregate) of these acquisitions are included in the consolidated financial statements from their respective acquisition dates.

NOTE  5  --     During   the   first   three   months  of   1995,   the  Company
                granted  incentive  and  nonqualified  stock  options to certain
                Directors,  employees  and others for  277,000  shares of Common
                Stock at an exercise price of $19.375 per share.

NOTE  6  --     On  January  24,  1995,   the  Company  signed  an  agreement to
                merge with Surgical Health Corporation  ("SHC") in a transaction to be accounted for as a pooling of  interests.  SHC operates 36 outpatient surgery centers in eleven states.  Under the terms of the agreement,  all shares of common and preferred  stock of SHC will be  exchanged  for  shares of the  Company's  Common  Stock pursuant to an exchange ratio that will yield an aggregate value
                of  approximately   $155  million  to  SHC   shareholders.   The
                transaction is subject to certain regulatory and governmental reviews, and to approval by the shareholders of both companies.
                The transaction is expected to be completed in the second quarter of 1995.

                On February 3, 1995, the Company entered into a definitive agreement to purchase the operations of the rehabilitation hospital division of NovaCare, Inc., consisting of 11 rehabilitation hospitals in seven states, 12 other facilities and certificates of need to build two additional facilities. The purchase price will be approximately $215 million in cash and the assumption of $20 million in liabilities for a total consideration of $235 million. The transaction is expected to be completed in the second quarter of 1995.

NOTE 7  --      Effective    April   17,  1995,  the    Company    declared    a
                two-for-one stock split paid in the form of a 100% stock dividend. Accordingly, all share and per share information have been restated to give effect to this transaction for all periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The Company provides rehabilitative healthcare services through its inpatient and outpatient rehabilitation facilities and medical centers. The Company has expanded its operations through the acquisition or opening of new facilities and satellite locations and by enhancing its existing operations. As of March 31, 1995, the Company had 401 locations in 34 states, the District of Columbia, and Ontario, Canada, including 288 outpatient rehabilitation locations, 66 inpatient rehabilitation facilities, 5 medical centers, and 42 locations providing other patient care services.

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

         Effective December 29, 1994, the Company consummated the acquisition of ReLife, Inc. (the "ReLife Acquisition") as a merger accounted for as a pooling of interests. In connection with the ReLife Acquisition, the Company acquired 31 inpatient rehabilitation facilities and 12 outpatient rehabilitation centers. The results of HEALTHSOUTH described below for the quarter ended March 31, 1994 are based on a combination of both HEALTHSOUTH's results for its quarter ended March 31, 1994 and ReLife's results for its quarter ended December 31, 1993 (see
Note 3 of "Notes to Consolidated Financial Statements" for further discussion). All data set forth for periods prior to December 31, 1994 relating to revenues derived from Medicare and Medicaid do not take into account revenues of the ReLife facilities, because ReLife did not separately track such revenues prior to consummation of the ReLife Acquisition.

Results of Operations -- Three Months Ended March 31, 1995

         The Company operated 288 outpatient locations (which includes base facilities and satellites) at March 31, 1995, compared to 191 outpatient locations at March 31, 1994. In addition, the Company operated 66 inpatient rehabilitation facilities and 5 medical centers at March 31, 1995, compared with 63 inpatient facilities and 4 medical centers at March 31, 1994.

         The Company's operations generated revenues of $307,020,000 for the quarter ended March 31, 1995, an increase of $47,731,000, or 18.4%, as compared to the same period in 1994. The increase in revenues is primarily attributable to increases in patient volume and the addition of new outpatient centers. Same store revenues for the quarter ended March 31, 1995 were $272,471,000, an increase of $13,182,000, or 5.1%, as compared to the same period in 1994. New store revenues were $34,549,000. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 44.9% and 2.6% of revenue for the first quarter of 1995, compared to 41.5% and 3.3% for the same period in 1994. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During the first quarter of 1995, same store outpatient visits and inpatient days increased 15.9% and 10.3%, respectively. Revenue per outpatient visit and revenue per inpatient day for the same store operations decreased by 4.6% and 0.3%, respectively.

         Operating expenses, at the operating unit level, were $219,902,000, or 71.6% of revenues, for the quarter ended March 31, 1995, compared to 77.1% of revenues for the first quarter of 1994. Same store operating expenses were $196,257,000, or 72.0% of comparable revenue. New store operating expenses were $23,645,000, or 68.4% of comparable revenue. Corporate general and administrative expenses increased from $7,933,000 during the 1994 quarter to $9,570,000 during the 1995 quarter. As a percent of revenue, corporate general and administrative expenses remained at 3.1% in both the 1994 and 1995 quarters. The provision for doubtful accounts was $6,478,000, or 2.1% of revenues, for the first quarter of 1995, compared to $4,555,000, or 1.8% of revenues, for the same period in 1994. Management believes that this provision is adequate to cover any uncollectible revenues.

         Depreciation and amortization expense was $22,892,000 for the quarter ended March 31, 1995, compared to $14,887,00 for the same period in 1994. The increase represents the investment in additional assets by the Company. Interest expense was $18,340,000 for the quarter ended March 31, 1995, compared to $10,046,000 for the quarter ended March 31,1994. The increase in interest expense corresponds to the increase in long-term debt by the Company. For the first quarter of 1995, interest income was $1,135,000, compared to $761,000 for the first quarter of 1994.

         Income before minority interests and income taxes for the first quarter of 1995 was $30,973,000, compared to $22,758,000 for the same period in 1994. Minority interests decreased income before income taxes by $70,000 for the quarter ended March 31, 1995, compared to decreasing income before income taxes by $134,000 for the first quarter of 1994. The provision for income taxes for the first quarter of 1995 was $11,771,000, compared to $8,915,000 for the same period in 1994, resulting in effective tax rates of 38.1% and 39.4% respectively. Net income for the first quarter of 1995 was $19,132,000, compared to $13,709,000 for the first quarter of 1994.

Liquidity and Capital Resources

         As of March 31, 1995, the Company had working capital of $239,448,000, including cash and marketable securities of $76,051,000. Working capital at December 31, 1994 was $218,681,000, including cash and marketable securities of $82,577,000. For the first three months of 1995, cash provided by operations was $17,029,000 compared to $42,617,000 for the same period in 1994. Additions to property, plant, and equipment and acquisitions accounted for $17,104,000 and $26,498,000, respectively, during the first three months of 1995. Those same investing activities accounted for $24,723,000 and $11,681,000, respectively, in the same period in 1994. Financing activities provided $26,811,000 and $7,141,000 during the first three months of 1995 and 1994, respectively. Net borrowing proceeds (borrowing less principal reductions) for the first three months of 1995 and 1994 were $24,635,000 and $1,399,000, respectively.

         Accounts receivable were $231,751,000 at March 31, 1995, compared to $222,720,000 at December 31, 1994. The number of days of average revenues in average receivables was 66.6 at March 31, 1995, compared to 69.9 at December 31, 1994. The concentration of net accounts receivable from patients, third-party payors, insurance companies and others at March 31, 1995 is consistent with the related concentration of revenues for the period then ended.

         At March 31, 1995, the Company had a $550,000,000 revolving line of credit with NationsBank of North Carolina and 15 other participating banks. Interest is paid based on LIBOR plus a predetermined margin, prime, or competitively bid rates from the participating banks. This credit facility revolves until June 1, 1997, at which time the outstanding principal balance converts to a term loan to be repaid in 15 quarterly payments beginning June 30, 1997. The Company provided a negative pledge on all assets and granted the banks a first priority security interest in all shares of stock of its subsidiaries and rights and interest in its controlled partnerships. The effective interest rate on the average outstanding balance under the revolving line of credit was 7.3% for the three months ended March 31, 1995, compared to the average prime rate of 8.8% during the same period. At March 31, 1995, the Company had drawn $535,000,000 under its revolving line of credit. Subsequent to March 31, 1995, the Company amended and restated the credit agreement to increase the size of the facility to $1,000,000,000.

         The Company intends to pursue the acquisition or development of additional healthcare operations, including comprehensive outpatient rehabilitation facilities, and companies engaged in the provision of rehabilitation-related services, and to expand certain of its existing facilities. While it is not possible to estimate precisely the amounts which will actually be expended in the foregoing areas, the Company anticipates that over the next twelve months, it will spend approximately $50,000,000 for the acquisition and/or development of new comprehensive outpatient facilities and approximately $70,000,000 for inpatient facility projects and the construction and equipping of additions to existing inpatient facilities.

         As of January 22, 1995, the Company entered into an Amended and Restated Plan and Agreement of Merger with Surgical Health Corporation ("SHC"), pursuant to which the Company has agreed to acquire SHC through a stock-for-stock merger to be accounted for as a pooling of interests. SHC operates 36 outpatient surgery centers in 11 states. Under the terms of the Plan and Agreement of Merger, the Company will issue shares of its Common Stock to all holders of SHC's Common Stock pursuant to an exchange ratio calculated to provide $4.60 in value of HEALTHSOUTH Common Stock for each share of SHC's capital stock, subject to an adjustment in certain circumstances. The transaction is subject to the satisfaction of various conditions, including the receipt of all required regulatory approvals. The Company currently expects the transaction to be consummated during the second quarter of 1995 and is working toward the satisfaction of all such conditions and the obtaining of all regulatory approvals. Management expects the SHC acquisition to positively affect the Company's liquidity, capital resources and results of operations as a result of improved cash flow and leverage.

         In addition, on February 3, 1995, the Company entered into a Stock Purchase Agreement with NovaCare, Inc. and NC Resources, Inc. pursuant to which the Company has agreed to acquire the operations of NovaCare, Inc.'s rehabilitation hospital division. NC Resources, Inc. is a wholly-owned subsidiary of NovaCare, Inc. NC Resources, Inc. in turn owns all of the capital stock of Rehab Systems Company, the holding company for the acquired division. In connection with that transaction, the Company will pay a cash purchase price of $215,000,000 and will assume liabilities of approximately $20,000,000. Consummation of the transaction is subject to various conditions. The Company expects the transaction to be consummated in the second quarter of 1995.

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

PART II -- OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits

                  11.  Computation of Income Per Share (unaudited)
                  27.  Financial Data Schedule

(b)      Reports on Form 8-K

                 During the three months ended March 31, 1995, the Company filed
                (i) a Current Report on Form 8-K, filed January 13, 1995 (reporting under Item 2 the acquisition of ReLife, Inc.), which was amended on Form 8-K/A filed March 8, 1995 (to include Item
                7) and on Form  8-K/A  filed  April 21,  1995 (to amend Item 7);
                (ii) a Current Report on Form 8-K filed February 1, 1995 (reporting under Item 5 the Surgical Health Corporation merger);
                (iii) a Current Report on Form 8-K filed February 14, 1995 (reporting under Item 5 information relating to the acquisition of ReLife, Inc.); and (iv) a Current Report on Form 8-K filed February 21, 1995 (reporting under Item 5 the acquisition of certain rehabilitation facilities from NovaCare, Inc.), as amended on Form 8-K/A filed March 8, 1995 (to amend Item 5 and to include Item 7), as amended on Form 8-K/A filed April 21, 1995 (to amend Item 7), and as amended on Form 8-K/A filed May 10, 1995 (to amend Item 7).

         No other items of Part II are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-Q.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HEALTHSOUTH Corporation
                                           (Registrant)



Date:  May 15, 1995                          /s/   RICHARD M. SCRUSHY
                                         ----------------------------------
                                                   Richard M. Scrushy
                                               Chairman of the Board and
                                                Chief Executive Officer




Date:  May 15, 1995                          /s/    AARON BEAM, JR.
                                         ----------------------------------
                                                    Aaron Beam, Jr.
                                             Executive Vice President and
                                                Chief Financial Officer