Form 10-Q
period 1995-06-30
HEALTHSOUTH CORP
filed 1995-08-14
CIK 785161

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to
      _____________.

Commission File Number 1-10315
                      ---------
                            HEALTHSOUTH Corporation
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



         Delaware                                              63-0860407
-------------------------------                             ------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)


              Two Perimeter Park South, Birmingham, Alabama 35243
              ---------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (205) 967-7116
               ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES     [X]       NO

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                Outstanding at August 8, 1995
------------------------                      -----------------------------
Common Stock, par value                             80,349,816 shares
    $.01 per share

                    HEALTHSOUTH Corporation and Subsidiaries

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

PART 1 -- FINANCIAL INFORMATION

                                                                                             Page
Item 1.           Financial Statements

                  Consolidated Balance Sheets -- June 30, 1995                                3
                  (Unaudited) and December 31, 1994

                  Consolidated Statements of Income (Unaudited) -- Three Months               5
                  and Six Months Ended June 30, 1995 and 1994

                  Consolidated Statements of Cash Flows (Unaudited) -- Six Months             6
                  Ended June 30, 1995 and 1994

                  Notes to Consolidated Financial Statements (Unaudited) -- Three             8
                  Months and Six Months Ended June 30, 1995 and 1994

Item 2.           Management's Discussion and Analysis of Financial                          12
                  Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                           16

PART 1 -- FINANCIAL INFORMATION

                    HEALTHSOUTH Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)



                                                        June 30,        December 31,
                                                          1995             1994
                                                       ----------       ----------
                                                       (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $     62,336     $     68,735
  Other marketable securities                              13,579           16,628
  Accounts receivable                                     281,283          242,659
  Inventories, prepaid expenses, and
    other current assets                                  110,538           97,180
                                                       ----------       ----------
                                                          467,736          425,202

OTHER ASSETS                                               60,953           43,074

PROPERTY, PLANT AND EQUIPMENT--NET                      1,042,444          857,372

INTANGIBLE ASSETS--NET                                    491,916          410,688
                                                       ----------       ----------

                                      TOTAL ASSETS   $  2,063,049     $  1,736,336
                                                       ==========       ==========

                    HEALTHSOUTH Corporation and Subsidiaries

                                 (In Thousands)



                                                        June 30,        December 31,
                                                          1995             1994
                                                       ----------       ----------
                                                       (Unaudited)
CURRENT LIABILITIES
  Accounts payable                                   $     93,094     $     87,153
  Salaries and wages payable                               44,496           34,102
  Accrued interest payable and other liabilities           28,250           55,922
  Current portion of long-term debt                        16,750           16,698
                                                       ----------       ----------
                          TOTAL CURRENT LIABILITIES       182,590          193,875

LONG-TERM DEBT                                          1,340,549        1,017,696

DEFERRED INCOME TAXES                                       6,518            8,595

OTHER LONG-TERM LIABILITIES                                 4,071            8,398

DEFERRED REVENUE                                            7,266            7,526

MINORITY INTERESTS--LIMITED PARTNERSHIPS                    3,923           10,326

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.10 par value--1,500,000
    shares authorized; issued and outstanding--
    none                                                        0                0
  Common Stock, $.01 par value--150,000,000
    shares authorized; 80,128,000 and 76,991,000
    shares issued at June 30, 1995 and
    December 31, 1994, respectively                           801              770
  Additional paid-in capital                              381,743          369,186
  Retained earnings                                       151,797          137,764
  Treasury stock                                             (323)            (323)
  Receivable from Employee Stock Ownership Plan           (15,886)         (17,477)
                                                       ----------       ----------
                        TOTAL STOCKHOLDERS' EQUITY        518,132          489,920
                                                       ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  2,063,049     $  1,736,336
                                                       ==========       ==========

See accompanying notes.

                    HEALTHSOUTH Corporation and Subsidiaries

                       CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED - In Thousands, Except for Per Share Data)




                                                 Three Months Ended              Six Months Ended
                                                      June 30,                       June 30,
                                                 ----------------------      ------------------------
                                                 1995           1994           1995           1994
                                              ----------      ---------      ---------     ----------

Revenues                                    $    378,871   $    301,200   $    716,949   $    584,183
Operating expenses:
  Operating units                                272,950        222,837        513,038        437,643
  Corporate general and administrative             8,690          9,821         19,645         19,191
Provision for doubtful accounts                    6,787          5,123         14,119         10,287
Depreciation and amortization                     29,460         19,742         55,663         36,962
Interest expense                                  23,205         15,605         44,292         26,980
Interest income                                   (1,167)          (817)        (2,770)        (1,598)
Merger costs                                      29,194            132         29,194          3,397
Loss on impairment of assets                      11,192              0         11,192              0
                                              ----------      ---------      ---------     ----------
                                                 380,311        272,443        684,373        532,862
  Income before income taxes and
       minority interests                         (1,440)        28,757         32,576         51,321
Provision for income taxes                        (1,394)        11,005         10,895         19,104
                                              ----------      ---------      ---------     ----------
  Income before minority interests                   (46)        17,752         21,681         32,217
Minority interests                                (2,025)        (1,516)        (3,904)        (2,991)
                                              ----------      ---------      ---------     ----------
  Net income                                $     (2,071)  $     16,236   $     17,777   $     29,226
                                              ==========      =========      =========     ==========

Weighted average common and common
  equivalent shares outstanding                   87,249         84,459         87,246         83,974
                                              ==========      =========      =========     ==========
Net income per common and common
  equivalent share                          $      (0.02)  $       0.19   $       0.20   $       0.35
                                              ==========      =========      =========     ==========

See accompanying notes.

                    HEALTHSOUTH Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - In Thousands)



                                                             Six Months Ended
                                                                 June 30,
                                                            ---------------------
                                                            1995            1994
                                                          ---------     ---------

OPERATING ACTIVITIES
 Net income                                               $  17,777      $ 29,226
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                            55,663        36,962
    Provision for doubtful accounts                          14,119        10,287
    Income applicable to minority interests of
       limited partnerships                                   3,904         2,991
    Loss on impairment of assets                             11,192             0
    Merger costs                                             29,194         3,397
    Provision for deferred income taxes                       9,354        13,588
    Provision for deferred revenue                             (260)            0
 Changes in operating assets and liabilities, net of
  effects of acquisitions:
     Accounts receivable                                     (6,935)      (40,149)
     Inventories, prepaid expenses and other current
         assets                                              (3,316)       (6,393)
     Accounts payable and accrued expenses                  (42,916)       10,652
                                                          ---------     ---------

                                   NET CASH PROVIDED BY
                                   OPERATING ACTIVITIES      87,776        60,561
INVESTING ACTIVITIES
 Purchases of property, plant and equipment                 (70,235)      (68,320)
 Proceeds from sale of property, plant and equipment         14,786        50,867
 Additions to intangible assets, net of effects of
  acquisitions                                              (26,464)      (19,778)
 Assets obtained through acquisitions, net of liabilities
  assumed                                                  (284,090)      (34,645)
 Changes in other assets                                     (6,895)      (15,561)
 Proceeds received on sale of other marketable
  securities                                                 11,596         2,085
 Investments in other marketable securities                 (10,926)       (3,004)
                                                          ---------     ---------

                  NET CASH USED IN INVESTING ACTIVITIES    (372,228)      (88,356)

                    HEALTHSOUTH Corporation and Subsidiaries

                           (UNAUDITED - In Thousands)

                                                             Six Months Ended
                                                                  June 30,
                                                          ----------------------
                                                              1995        1994
                                                          ---------    ---------
FINANCING ACTIVITIES
 Proceeds from borrowings                                   650,744      488,536
 Principal payments on long-term debt and leases           (373,351)    (420,206)
 Proceeds from exercise of options                            5,448        8,797
 Reduction in receivable from Employee Stock
  Ownership Plan                                              1,590        1,455
 Proceeds from investment by minority interests                   0        1,319
 Purchase of limited partnership interests                        0         (266)
 Payment of cash distributions to limited partners          (10,873)      (4,676)
                                                          ---------    ---------
                                 NET CASH PROVIDED FROM
                                   FINANCING ACTIVITIES     273,558       74,959
                                                          ---------    ---------
                                 (DECREASE) INCREASE IN
                              CASH AND CASH EQUIVALENTS     (10,894)      47,164

 Cash and cash equivalents at beginning of period            73,230       81,031
                                                          ---------    ---------
                              CASH AND CASH EQUIVALENTS
                                       AT END OF PERIOD   $ 62,336     $ 128,195
                                                          =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
  Interest                                                $ 42,298     $  19,165
  Income taxes                                              32,176        13,127

Non-cash financing activities:
 During 1995, the Company declared a two-for-one stock split on its Common Stock, which was effected in the form of a 100% stock dividend.

See accompanying notes.

                    HEALTHSOUTH Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Three Months and Six Months Ended June 30, 1995 and 1994


NOTE 1 --      The  accompanying  consolidated  financial  statements    include
               the accounts of HEALTHSOUTH  Corporation  (the "Company") and its
               subsidiaries. This information should be read in conjunction with the  Company's  Annual  Report on Form 10-K for the  fiscal  year ended December 31, 1994, as amended.  It is management's  opinion that the accompanying  consolidated  financial statements reflect all adjustments (which are normal recurring  adjustments,  except as otherwise  indicated) necessary for a fair presentation of the
               results  for  the  interim  period  and  the  comparable   period
               presented.

NOTE 2 --      During   1994,   the   Company   entered   into  a   $550,000,000
               revolving line of credit with NationsBank of North Carolina, N.A.
               ("NationsBank")  and other  participating banks (the "1994 Credit
               Agreement"). On April 11, 1995, the Company amended and restated the 1994 Credit Agreement with NationsBank to increase the size of the credit facility to $1,000,000,000. At June 30, 1995, the Company had drawn $895,000,000 under the restated 1994 Credit
               Agreement.

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

               At  June  30,  1995  and   December   31,  1994,  long-term  debt
consisted of the following:

                                                                               June 30,          December 31,
                                                                                 1995                  1994
                                                                               --------              --------
                                                                                   (in thousands)
                 Advances under the $1,000,000,000
                      1994 Credit Agreement                                    $895,000              $510,000

                 9.5% Senior Subordinated Notes due 2001
                                                                                250,000               250,000
                 5% Convertible Subordinated Debentures due 2001
                                                                                115,000               115,000
                 Other long-term debt
                                                                                 97,299               159,394
                                                                             ----------             ---------
                                                                              1,357,299             1,034,394
                 Less amounts due within one year
                                                                                 16,750                16,698
                                                                             ----------             ---------
                                                                             $1,340,549            $1,017,696


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

               Statement of Income Data:

                  Revenues                                      $ 38,174

                  Operating expenses:
                     Operating units                              31,797
                     Corporate general and administrative          2,395
                  Provision for doubtful accounts                    541
                  Depreciation and amortization                    1,385
                  Interest expense                                   858
                  Interest income                                    (91)
                  HEALTHSOUTH merger expense                       3,050
                  Loss on disposal of fixed assets                 1,000
                  Loss on abandom-nent of computer prqiect           973
                                                                 -------
                                                                  41,908
                                                                 -------
                  Income before income taxes and
                     minority interests                           (3,734)
                  Provision for income taxes                        --
                                                                 -------
                                                                  (3,734)
                  Minority interests                                --
                                                                 -------
                  Net income                                      (3.734)
                                                                 =======

               Statement of Cash Flow Data:

                    Net cash provided by operating activities   $ 38,077
                    Net cash used by investing activities         (9,632)
                    Net cash used in financing activities        (23,950)
                                                                 -------
                       Net increase in cash                     $  4,495
                                                                 =======

NOTE 4 --      Effective  June 13, 1995,  the  Company  merged  with    Surgical
               Health  Corporation  ("SHC") and in connection  therewith  issued
               8,531,480 shares of its Common Stock for all of SHC's outstanding common  and  preferred  stock.  SHC  operates  a  network  of  41
               freestanding    surgery    centers    (including    four   mobile
               lithotripters)  in  eleven  states,  with  an  aggregate  of  156 operating and procedure rooms.

               The merger was accounted for as a pooling of interests and, accordingly, the Company's financial statements have been restated to include the results of SHC for all periods presented. Costs and expenses of $29,194,000 incurred by the Company in connection with the merger have been recorded in operations during the quarter ending June 30, 1995 and reported as Merger Costs in the accompanying consolidated statements of income (see
               Note 8).

               There were no material transactions between the Company and SHC prior to the merger. The effects of conforming the accounting policies of the two companies are not material.

NOTE 5 --      Effective   April  1,  1995,   the   Company   completed      the
               acquisition of the rehabilitation hospitals division of NovaCare,
               Inc. ("NovaCare"),  consisting of 11 rehabilitation hospitals, 12 other  facilities,  and  certificates  of need to build two other facilities.  The total purchase price for the NovaCare facilities was approximately  $235,000,000.  The cost in excess of net asset
               value   was   approximately   $173,000,000.   Of   this   excess,
               approximately $129,000,000 has been allocated to leasehold value and the remaining $44,000,000 to goodwill.

               During the first six months of 1995, the Company acquired or opened 28 outpatient facilities and one outpatient surgery center. The total purchase price of the acquired facilities was approximately $54,385,000. The Company also entered into non-compete agreements totaling approximately $5,020,000 in connection with these transactions. The cost in excess of the acquired facilities' net asset value was approximately $39,463,000. The results of operations (not material individually or in the aggregate) of these acquisitions are included in the consolidated financial statements from their respective acquisition dates.

NOTE 6 --      During   the  first  six  months  of  1995,  the Company  granted
               incentive and nonqualified stock options to certain Directors, employees and others for 2,947,500 shares of Common Stock at an exercise price of $16.75 per share.

NOTE 7  --     Effective   April  17,  1995,    the    Company   declared      a
               two-for-one stock split paid in the form of a 100% stock dividend. Accordingly, all share and per share information have been restated to give effect to this transaction for all periods presented.

NOTE 8 --      As  a  result   of  the   NovaCare   and SHC   acquisitions,  the
               Company recognized  $29,194,000 in merger costs during 1995. Fees related to legal,  accounting  and  financial  advisory  services accounted  for  $3,400,000  of the  expense.  Costs and  expenses
               related  to  the  SHC  Bond  Tender   Offer  (see   "Management's
               Discussion  and  Analysis of Financial  Condition  and Results of
               Operations   --  Liquidity   and  Capital   Resources")   totaled
               $14,606,000. Accruals for employee separations were approximately
               $1,188,000.  In addition,  the Company has provided approximately
               $10,000,000   for  the   write-down  of  certain  assets  to  net
               realizable   value  as  the   result   of  a   planned   facility
               consolidation. The consolidation is applicable in a market where the Company's existing services overlap with those of an acquired facility.

     During the 1995 quarter, the Company recognized an $11,192,000 loss on impairment of assets. The impaired assets relate to six SHC facilities in which the projected undiscounted cash flows did not support the book value of the long-lived assets of such facilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

         The Company provides outpatient and rehabilitative healthcare services through its inpatient and outpatient rehabilitation facilities, surgery centers and medical centers. The Company has expanded its operations through the acquisition or opening of new facilities and satellite locations and by enhancing its existing operations. As of June 30, 1995, the Company had 485 locations in 35 states, the District of Columbia, and Ontario, Canada, including 318 outpatient rehabilitation locations, 77 inpatient rehabilitation facilities, five medical centers, 43 surgery centers and 42 locations providing other patient care services.

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

         The Company determines the amortization period of the cost in excess of net asset value of purchased facilities based on an evaluation of the facts and circumstances of each individual purchase transaction. The evaluation includes an analysis of historic and projected financial performance, an evaluation of the estimated useful life of the buildings and fixed assets acquired, the indefinite useful life of Certificates of Need and licenses acquired, the competition within local markets, lease terms where applicable, and the legal terms of partnerships where applicable. The Company utilizes independent appraisers and relies on its own management expertise in evaluating each of the factors noted above. With respect to the carrying value of the excess of cost over net asset value of purchased facilities and other intangible assets, the Company determines on a quarterly basis whether an impairment event has occurred by considering factors such as the market value of the asset, a significant adverse change in legal factors or in the business climate, adverse action by a regulator, a history of operating losses or cash flow losses, or a projection of continuing losses associated with an operating entity. The carrying value of excess cost over net asset value of purchased facilities and other intangible assets will be evaluated if the facts and circumstances suggest that it has been impaired. If this evaluation indicates that the value of the asset will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the asset will be reduced by the estimated shortfall of cash flows.

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

         Effective December 29, 1994, the Company consummated the acquisition of ReLife, Inc. (the "ReLife Acquisition") as a merger accounted for as a pooling of interests. In connection with the ReLife Acquisition, the Company acquired 31 inpatient rehabilitation facilities and 12 outpatient rehabilitation centers. The results of HEALTHSOUTH described below for the quarter ended June 30, 1994 are based on a combination of both HEALTHSOUTH's results for its quarter ended June 30, 1994 and ReLife's results for its quarter ended March 31, 1994 (see
Note 3 of "Notes to Consolidated Financial Statements" for further discussion). Effective June 13, 1995, the Company consummated the acquisition of Surgical Health Corporation ("SHC") also as a merger accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of SHC for all periods presented (see
Note 4 of "Notes to Consolidated Financial Statements" for further discussion). All data set forth for periods prior to December 31, 1994 relating to revenues derived from Medicare and Medicaid do not take into account revenues of the ReLife facilities or the SHC facilities, because ReLife and SHC did not separately track such revenues prior to consummation of the acquisitions described above.

Results of Operations -- Three Months Ended June 30, 1995

     The Company operated 318 outpatient locations (which includes base facilities and satellites) at June 30, 1995, compared to 199 outpatient locations at June 30, 1994. In addition, the Company operated 77 inpatient rehabilitation facilities, five medical centers and 43 surgery centers at June 30, 1995, compared with 61 inpatient facilities, five medical centers and 32 surgery centers at June 30, 1994.

         The Company's operations generated revenues of $378,871,000 for the quarter ended June 30, 1995, an increase of $77,671,000, or 25.8%, as compared to the same period in 1994. The increase in revenues is primarily attributable to increases in patient volume, the completion of the acquisition of the NovaCare rehabilitation hospitals division (See Note 5 of "Notes to Consolidated Financial Statements") and the addition of new outpatient centers. Same store revenues for the quarter ended June 30, 1995 were $311,674,000, an increase of $10,474,000, or 3.5%, as compared to the same period in 1994. New store revenues were $67,197,000. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 40.1% and 2.1% of revenue for the second quarter of 1995, compared to 41.2% and 3.6% for the same period in 1994. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During the second quarter of 1995, same store outpatient visits, inpatient days and surgical cases increased 16.9%, 6.1% and 12.4%, respectively. Revenue per outpatient visit for the same store operations increased by 0.4% while revenue per inpatient day and revenue per surgical case for the same store operations decreased by 1.6% and 0.8%, respectively.

         Operating expenses, at the operating unit level, were $272,950,000, or 72.0% of revenues, for the quarter ended June 30, 1995, compared to 74.0% of revenues for the second quarter of 1994. Same store operating expenses were $221,659,000, or 71.1% of comparable revenue. New store operating expenses were $51,291,000, or 76.3% of comparable revenue. Corporate general and administrative expenses decreased from $9,821,000 during the 1994 quarter to $8,690,000 during the 1995 quarter. As a percent of revenue, corporate general and administrative expenses decreased from 3.3% in the 1994 quarter to 2.3% in the 1995 quarter. The provision for doubtful accounts was $6,787,000, or 1.8% of revenues, for the second quarter of 1995, compared to $5,123,000, or 1.7% of revenues, for the same period in 1994. Management believes that this provision is adequate to cover any uncollectible revenues.

         Depreciation and amortization expense was $29,460,000 for the quarter ended June 30, 1995, compared to $19,742,000 for the same period in 1994. The increase represents the investment in additional assets by the Company. Interest expense was $23,205,000 for the quarter ended June 30, 1995, compared to $15,605,000 for the quarter ended June 30,1994. The increase in interest expense corresponds to the increase in long-term debt by the Company. For the second quarter of 1995, interest income was $1,167,000, compared to $817,000 for the second quarter of 1994.

As a result of the NovaCare and SHC acquisitions, the Company recognized $29,194,000 in merger costs during the 1995 quarter. Fees related to legal, accounting and financial advisory services accounted for $3,400,000 of the expense. Costs and expenses related to the SHC Bond Tender Offer (see "Liquidity and Capital Resources") totaled $14,606,000. Accruals for employee separations were approximately $1,188,000. In addition, the Company has provided approximately $10,000,000 for the write-down of certain assets to net realizable value as the result of a planned facility consolidation. The consolidation is applicable in an market where the Company's existing services overlap with those of an acquired facility.

         During the 1995 quarter, the Company recognized an $11,192,000 loss on impairment of assets. The impaired assets relate to six SHC facilities in which the projected undiscounted cash flows did not support the book value of the long-lived assets of such facilities.

         Income before minority interests and income taxes and non-recurring expenses for the second quarter of 1995 was $38,946,000, compared to $28,889,000 for the same period in 1994. Income (loss) before minority interests and income taxes for the second quarter of 1995 was ($1,440,000). Minority interests decreased income before income taxes by $2,025,000 for the quarter ended June 30, 1995, compared to decreasing income before income taxes by $1,516,000 for the second quarter of 1994. The provision for income taxes (excluding non-recurring expenses) for the second quarter of 1995 was $13,953,000, compared to $11,057,000 for the same period in 1994, resulting in effective tax rates of 37.8% and 40.4% respectively. The provision (benefit) for income taxes
(including non-recurring expenses) for the second quarter of 1995 was ($1,394,000), resulting in an effective tax rate of 40.2%. Net income (excluding non-recurring expenses and related income tax benefits) for the second quarter of 1995 was $22,968,000, compared to $16,316,000 for the second quarter of 1994. Net income (loss) (including non-recurring expenses) for the second quarter of 1995 was ($2,071,000).

Results of Operations -- Six Months Ended June 30, 1995

         Revenues for the six months ended June 30, 1995 were $716,949,000, an increase of $132,766,000, or 22.7%, over the six months ended June 30, 1994. Same store revenues were $621,022,000, an increase of $36,839,000, or 6.3%, as compared to the same period in 1994. New store revenues were $95,927,000. The increase in revenues is primarily attributable to the acquisition of the NovaCare rehabilitation hospitals division, increases in patient volume, and the addition of new outpatient centers. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 41.1% and 2.3% of revenue for the first six months of 1995, compared to 41.3% and 3.4% for the same period in 1994. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During the first six months of 1995, same store outpatient visits, inpatient days and surgical cases increased 24.1%, 6.4% and 14.1%, respectively. Revenue per outpatient visit for same store operations decreased by 1.5%, while revenue per inpatient day and revenue per surgical case for same store operations increased by 0.3% and 0.7%, respectively.

         Operating expenses, at the operating unit level, were $513,038,000, or 71.6% of revenues, for the six months ended June 30, 1995, as compared to $437,643,000, or 74.9% of revenues for the first six months of 1994. Same store operating expenses were $442,622,000, or 71.3% of comparable revenue. New store operating expenses were $70,416,000, or 73.4% of comparable revenue. As a result of the NovaCare and SHC acquisitions, the Company recognized merger costs of $29,194,000 and a loss on impairment of assets of $11,192,000 during the second quarter of 1995 (see "Results of Operations -- Three Months Ended June 30, 1995" for further discussion). Net income for the six months ended June 30, 1995 (including non-recurring expenses) was $17,777,000, compared to $29,226,000 for the same period in 1994.

Liquidity and Capital Resources

         As of June 30, 1995, the Company had working capital of $285,146,000, including cash and marketable securities of $75,915,000. Working capital at December 31, 1994 was $231,327,000, including cash and marketable securities of $85,363,000. For the first six months of 1995, cash provided by operations was $87,776,000 compared to $60,561,000 for the same period in 1994. Additions to property, plant, and equipment and acquisitions accounted for $79,590,000 and $258,653,000, respectively, during the first six months of 1995. Those same investing activities accounted for $68,320,000 and $34,645,000, respectively, in the same period in 1994. Financing activities provided $273,558,000 and $74,959,000
                                    Page 14
during the first six months of 1995 and 1994, respectively. Net borrowing proceeds (borrowing less principal reductions) for the first six months of 1995 and 1994 were $277,393,000 and $68,330,000, respectively.

         Accounts receivable were $281,283,000 at June 30, 1995, compared to $242,659,000 at December 31, 1994. The number of days of average revenues in ending receivables was 64.5 at June 30, 1995 (excluding accounts receivable and revenue from the facilities acquired from NovaCare during the second quarter of
1995), compared to 71.6 at December 31, 1994. The concentration of net accounts receivable from patients, third-party payors, insurance companies and others at June 30, 1995 is consistent with the related concentration of revenues for the period then ended.

         At June 30, 1995, the Company had a $1,000,000,000 revolving line of credit with NationsBank of North Carolina and 28 other participating banks. Interests is paid based on LIBOR plus a predetermined margin, prime, or competitively bid rates from the participating banks. This credit facility has an initial maturity date of June 1, 1998, with two one-year renewals. The Company provided a negative pledge on all assets and granted the banks a first priority security interest in all shares of stock of its subsidiaries and rights and interests in its controlled partnerships. The effective interest rate on the average outstanding balance under the revolving line of credit was 7.27% for the six months ended June 30, 1995, compared to the average prime rate of 8.91% during the same period. At June 30, 1995, the Company had drawn $895,000,000 under its revolving line of credit.

         On June 20, 1995, the Company purchased $67,500,000 of the $75,000,000 outstanding principal amount of 11.25% Senior Subordinated Notes due 2004 of SHC (the "SHC Bond Tender Offer") for 115% of the face value of the Notes. Subsequent to June 30, 1995, the remaining $7,500,000 balance was purchased on the open market.

         The Company intends to pursue the acquisition or development of additional healthcare operations, including comprehensive outpatient rehabilitation facilities, ambulatory surgery centers, inpatient rehabilitation facilities and companies engaged in the provision of rehabilitation-related services, and to expand certain of its existing facilities. While it is not possible to estimate precisely the amounts which will actually be expended in the foregoing areas, the Company anticipates that over the next twelve months, it will spend approximately $50,000,000 for the acquisition and/or development of new outpatient facilities and approximately $70,000,000 for inpatient facility projects and the construction and equipping of additions to existing inpatient facilities.

         Although the Company is continually considering and evaluating acquisitions and opportunities for future growth, the Company has not entered into any agreements with respect to material future acquisitions. The Company believes that existing cash, cash flow from operations, and borrowings under the revolving line of credit will be sufficient to satisfy the Company's estimated cash requirements for the next twelve months and thereafter.

         Inflation in recent years has not had a significant effect on the Company's business, and is not expected to adversely affect the Company in the future unless it increases significantly.

PART II -- OTHER INFORMATION


Item 4.           Submission of Matters to a Vote of Security Holders.

         On June 6, 1995, the Annual Meeting of Stockholders of HEALTHSOUTH Corporation was held, at which the following actions were taken:

         1. The shares of Common Stock represented at the Annual Meeting were voted for the election of Directors as follows:

                                                               NUMBER
                                                               VOTING              FOR             WITHHOLD
                                                              ----------        ----------         --------
                           Richard M. Scrushy                 55,099,249        54,813,813          285,436
                           Phillip C. Watkins, M.D.           55,099,249        55,029,422           69,287
                           George H. Strong                   55,099,249        55,028,944           70,305
                           C. Sage Givens                     55,099,249        55,025,274           73,975
                           Charles W. Newhall III             55,099,249        55,029,444           69,805
                           John S. Chamberlin                 55,099,249        55,024,322           74,927
                           Aaron Beam, Jr.                    55,099,249        54,816,444          282,805
                           James P. Bennett                   55,099,249        54,816,743          282,506
                           Larry R. House                     55,099,249        54,816,744          282,505
                           Anthony J. Tanner                  55,099,249        54,810,824          288,425
                           Richard F. Celeste                 55,099,249        55,016,944           82,305
                           P. Daryl Brown                     55,099,249        54,816,644          282,605

         2. The shares of Common Stock represented at the Annual Meeting were voted for the approval of the 1995 Stock Option Plan of the Corporation as follows:

                            NUMBER
                            VOTING              FOR              AGAINST               ABSTAIN
                            ------              ---              -------               -------
                            54,258,417       43,539,526          10,443,049             275,842

         3. The shares of Common Stock represented at the Annual Meeting were voted for the approval of an Amendment to the Restated Certificate of Incorporation of the Corporation to increase the authorized shares of Common Stock to 150,000,000 shares as follows:

                            NUMBER
                            VOTING              FOR              AGAINST               ABSTAIN
                            ------              ---              -------               -------
                            52,321,686       50,311,305          1,745,910             264,471


         On June 13, 1995, a Special Meeting of Stockholders of HEALTHSOUTH Corporation was held, at which the following action was taken:

         1. The shares of Common Stock represented at the Special Meeting were voted for the approval of the merger of a wholly-owned subsidiary of the Corporation with and into Surgical Health Corporation, a Delaware corporation, as follows:

                            NUMBER
                            VOTING             FOR              AGAINST               ABSTAIN
                            ------             ---              -------               -------
                           57,538,381       57,040,678          119,941               377,762

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits

                  11.  Computation of Income Per Share (unaudited)
                  27.  Financial Data Schedule

(b)      Reports on Form 8-K

                 During the three months ended June 30, 1995,  the Company filed
                (i) Amendments on Form 8-K/A on April 21, May 10, May 12 and May
                19, 1995, each amending a Current Report on Form 8-K originally filed on February 21, 1995 relating to the acquisition of certain rehabilitation facilities from NovaCare, Inc. (in each case amending Items 5 and 7), and (ii) Amendments on Form 8-K/A on May 22 and June 28, 1995, each amending a Current Report on
                Form 8-K originally filed on February 1, 1995 relating to the acquisition of Surgical Health Corporation (in each case amend-ing Items 5 and 7).

         No other items of Part II are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-Q.





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 HEALTHSOUTH Corporation
                                                 (Registrant)



Date:  August 11, 1995                                /s/ RICHARD M. SCRUSHY
                                                 -------------------------------
                                                        Richard M. Scrushy
                                                      Chairman of the Board and
                                                       Chief Executive Officer




Date:  August 11, 1995                               /s/ AARON BEAM, JR.
                                                 -------------------------------
                                                       Aaron Beam, Jr.
                                                  Executive Vice President and
                                                   Chief Financial Officer







