Form 10-Q/A
period 1995-06-30
HEALTHSOUTH CORP
filed 1995-09-06
CIK 785161

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

 (Mark One)

   [x] Quarterly  report  pursuant  to  Section  13 or 15(d)  of the  Securities
       Exchange Act of 1934 for the quarterly period ended June 30, 1995; or

   [ ] Transition  report  pursuant  to  Section  13 or 15(d) of the  Securities
       Exchange  Act of 1934 for the  transition  period  from  ____________  to
       _____________.

Commission File Number 1-10315

                             HEALTHSOUTH Corporation
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                       63-0860407
- --------------------------------                     -------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)

               Two Perimeter Park South, Birmingham, Alabama 35243
               ---------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (205) 967-7116
              -----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at August 8, 1995
       ----------------------                   -----------------------------
       Common Stock, par value                         80,349,816 shares
            $.01 per share

                    HEALTHSOUTH Corporation and Subsidiaries

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART 1 -- FINANCIAL INFORMATION

                                                                          Page

Item 2.           Management's Discussion and Analysis of Financial         3
                  Condition and Results of Operations

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

         The Company's operations generated revenues of $378,871,000 for the quarter ended June 30, 1995, an increase of $77,671,000, or 25.8%, as compared to the same period in 1994. The increase in revenues is primarily attributable to increases in patient volume, the completion of the acquisition of the NovaCare rehabilitation hospitals division (See Note 5 of "Notes to Consolidated Financial Statements") and the addition of new outpatient centers. Same store revenues for the quarter ended June 30, 1995 were $321,142,000, an increase of $19,942,000, or 6.6%, as compared to the same period in 1994. New store revenues were $57,729,000. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 40.1% and 2.1% of revenue for the second quarter of 1995, compared to 41.2% and 3.6% for the same period in 1994. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During the second quarter of 1995, same store outpatient visits, inpatient days and surgical cases increased 16.9%, 6.1% and 12.4%, respectively. Revenue per outpatient visit for the same store operations increased by 0.4% while revenue per inpatient day and revenue per surgical case for the same store operations decreased by 1.6% and 0.8%, respectively.

         Operating expenses, at the operating unit level, were $272,950,000, or 72.0% of revenues, for the quarter ended June 30, 1995, compared to 74.0% of revenues for the second quarter of 1994. Same store operating expenses were $228,759,000, or 71.2% of comparable revenue. New store operating expenses were $44,191,000, or 76.5% of comparable revenue. Corporate general and administrative expenses decreased from $9,821,000 during the 1994 quarter to $8,690,000 during the 1995 quarter. As a percent of revenue, corporate general and administrative expenses decreased from 3.3% in the 1994 quarter to 2.3% in the 1995 quarter. The provision for doubtful accounts was $6,787,000, or 1.8% of revenues, for the second quarter of 1995, compared to $5,123,000, or 1.7% of revenues, for the same period in 1994. Management believes that this provision is adequate to cover any uncollectible revenues.

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

Results of Operations -- Six Months Ended June 30, 1995

         Revenues for the six months ended June 30, 1995 were $716,949,000, an increase of $132,766,000, or 22.7%, over the six months ended June 30, 1994. Same store revenues were $639,443,000, an increase of $55,260,000, or 9.5%, as compared to the same period in 1994. New store revenues were $77,506,000. The increase in revenues is primarily attributable to the acquisition of the NovaCare rehabilitation hospitals division, increases in patient volume, and the addition of new outpatient centers. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 41.1% and 2.3% of revenue for the first six months of 1995, compared to 41.3% and 3.4% for the same period in 1994. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During the first six months of 1995, same store outpatient visits, inpatient days and surgical cases increased 24.1%, 6.4% and 14.1%, respectively. Revenue per outpatient visit for same store operations decreased by 1.5%, while revenue per inpatient day and revenue per surgical case for same store operations increased by 0.3% and 0.7%, respectively.

         Operating expenses, at the operating unit level, were $513,038,000, or 71.6% of revenues, for the six months ended June 30, 1995, as compared to $437,643,000, or 74.9% of revenues for the first six months of 1994. Same store operating expenses were $456,608,000, or 71.4% of comparable revenue. New store operating expenses were $56,430,000, or 72.8% of comparable revenue. As a result of the NovaCare and SHC acquisitions, the Company recognized merger costs of $29,194,000 and a loss on impairment of assets of $11,192,000 during the second quarter of 1995 (see "Results of Operations -- Three Months Ended June 30, 1995" for further discussion). Net income for the six months ended June 30, 1995 (including non-recurring expenses) was $17,777,000, compared to $29,226,000 for the same period in 1994.

Liquidity and Capital Resources

         As of June 30, 1995, the Company had working capital of $285,146,000, including cash and marketable securities of $75,915,000. Working capital at December 31, 1994 was $231,327,000, including cash and marketable securities of $85,363,000. For the first six months of 1995, cash provided by operations was $87,776,000 compared to $60,561,000 for the same period in 1994. Additions to property, plant, and equipment and acquisitions accounted for $79,590,000 and $258,653,000, respectively, during the first six months of 1995. Those same investing activities accounted for $68,320,000 and $34,645,000, respectively, in the same period in 1994. Financing activities provided $273,558,000 and $74,959,000 during the first six months of 1995 and 1994, respectively. Net borrowing proceeds (borrowing less principal reductions) for the first six months of 1995 and 1994 were $277,393,000 and $68,330,000, respectively.

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

         On June 20, 1995, the Company purchased $67,500,000 of the $75,000,000 outstanding principal amount of 11.5% Senior Subordinated Notes due 2004 of SHC (the "SHC Bond Tender Offer") for 115% of the face value of the Notes. Subsequent to June 30, 1995, the remaining $7,500,000 balance was purchased on the open market.

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HEALTHSOUTH Corporation
                                              -----------------------
                                                    (Registrant)

Date:  September 5, 1995                        /s/ RICHARD M. SCRUSHY
                                                -----------------------
                                                  Richard M. Scrushy
                                               Chairman of the Board and
                                                 Chief Executive Officer