Form 10-Q
period 1995-09-30
HEALTHSOUTH CORP
filed 1995-11-08
CIK 785161

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
      _____________.

Commission File Number 1-10315
                       -------

                             HEALTHSOUTH Corporation
               -------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                              63-0860407
       ----------------                                       ---------------
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

                                 (205) 967-7116
                                 ---------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [X]            NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at November 1, 1995
      ----------------------                   -------------------------------
      Common Stock, par value                          97,360,497 shares
          $.01 per share

                    HEALTHSOUTH Corporation and Subsidiaries

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART 1 -- FINANCIAL INFORMATION

                                                                           Page

Item 1.    Financial Statements

           Consolidated Balance Sheets -- September 30, 1995
           (Unaudited) and December 31, 1994                                 3

           Consolidated Statements of Income (Unaudited) -- Three Months
           and Nine Months Ended September 30, 1995 and 1994                 5

           Consolidated Statements of Cash Flows (Unaudited) -- Nine Months
           Ended September 30, 1995 and 1994                                 6

           Notes to Consolidated Financial Statements (Unaudited) -- Three
           Months and Nine Months Ended September 30, 1995 and 1994          8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               12

PART II -- OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                           17

PART I -- FINANCIAL INFORMATION

Item 1.           Financial Statements

                    HEALTHSOUTH Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)



                                        September 30            December 31,
                                           1995                     1994
                                       -------------            ------------
                                        (Unaudited)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents           $    86,952               $    68,735
  Other marketable securities               6,217                    16,628
  Accounts receivable                     298,178                   242,659
  Inventories, prepaid expenses, and
    other current assets                  102,906                    97,180
                                         --------                  --------
               TOTAL CURRENT ASSETS       494,253                   425,202

OTHER ASSETS                               58,127                    43,074

DEFERRED INCOME TAXES                       7,559                         0

PROPERTY, PLANT AND
  EQUIPMENT--NET                        1,049,375                   857,372

INTANGIBLE ASSETS--NET                    541,366                   410,688
                                        ---------                  --------
                     TOTAL ASSETS    $  2,150,680               $ 1,736,336
                                     ============               ===========

                    HEALTHSOUTH Corporation and Subsidiaries

                                 (In Thousands)

                                                    September 30    December 31,
                                                        1995            1994
                                                    -------------   ------------
                                                     (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $   $83,246     $   87,153
   Salaries and wages payable                            44,668         34,102
   Accrued interest payable and other liabilities        49,462         55,922
   Current portion of long-term debt                     17,720         16,698
                                                     -----------     ----------
            TOTAL CURRENT LIABILITIES                   195,096        193,875

LONG-TERM DEBT                                        1,386,450      1,017,696

DEFERRED INCOME TAXES                                         0          8,595

OTHER LONG-TERM LIABILITIES                               5,470          8,398

DEFERRED REVENUE                                          7,137          7,526

MINORITY INTERESTS--LIMITED PARTNERSHIPS                  8,980         10,326

STOCKHOLDERS' EQUITY:

  Preferred Stock, $.10 par value--1,500,000
    shares authorized; issued and outstanding--
    none                                                      0              0
  Common Stock, $.01 par value--150,000,000
    shares authorized; 95,391,000 and 76,991,000
    shares issued at September 30, 1995 and
    December 31, 1994, respectively                         954            770
  Additional paid-in capital                            719,296        369,186
  Retained earnings                                     178,929        137,764
  Common Stock subscriptions receivable                (335,423)             0
  Treasury stock                                           (323)          (323)
  Receivable from Employee Stock Ownership Plan         (15,886)       (17,477)
                                                       ---------       --------
                        TOTAL STOCKHOLDERS' EQUITY       547,547        489,920
                                                     -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 2,150,680    $ 1,736,336
                                                     ===========    ===========

See accompanying notes.


                    HEALTHSOUTH Corporation and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED - In Thousands, Except for Per Share Data)



                                             Three Months Ended              Nine Months Ended
                                                September 30,                   September 30,
                                           1995            1994             1995             1994
                                        ---------       ---------        ---------       ----------

Revenues                              $  392,740       $  318,085      $ 1,109,689       $  902,268
Operating expenses:
  Operating units                        275,555          232,964          788,593          670,607
  Corporate general and administrative     8,818           10,640           28,463           29,831
Provision for doubtful accounts            6,401            6,404           20,520           16,691
Depreciation and amortization             31,104           22,180           86,767           59,142
Interest expense                          24,405           18,652           68,697           45,632
Interest income                           (1,759)          (1,658)          (4,529)          (3,256)
Merger costs                                   0              174           29,194            3,571
Loss on impairment of assets                   0                0           11,192                0
                                         -------          -------        ---------         --------
                                         344,524          289,356        1,028,897          822,218

Income before income taxes and
  minority interests                      48,216           28,729           80,792           80,050
Provision for income taxes                16,630           11,314           27,525           30,418
                                          ------           ------          -------          -------
Income before minority interests          31,586           17,415           53,267           49,632
Minority interests                        (4,453)          (1,285)          (8,357)          (4,276)
                                         --------          -------         --------         --------

  Net income                            $ 27,133         $ 16,130       $   44,910       $   45,356
                                        ========         ========       ==========       ==========

Weighted average common and common
  equivalent shares outstanding           88,917           85,348           87,773           84,509
                                        ========         ========       ==========       ==========
Net income per common and common
  equivalent share                      $   0.31         $   0.19       $     0.51       $     0.54
                                        ========         ========       ==========       ==========
Net income per common share --
  assuming full dilution                $   0.30              N/A       $     0.51              N/A
                                        ========         ========       ==========       ==========


See accompanying notes.

                    HEALTHSOUTH Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - In Thousands)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                         1995             1994
                                                                      --------         --------
OPERATING ACTIVITIES

  Net income                                                         $  44,910        $  45,356
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                       86,767           59,142
    Provision for doubtful accounts                                     20,520           16,691
    Income applicable to minority interests of
      limited partnerships                                               8,357            4,276
    Loss on impairment of assets                                        11,192                0
    Merger costs                                                        29,194            3,571
    Provision (benefit) for deferred income taxes                      (15,347)          20,617
    Provision for deferred revenue                                        (389)             (34)
   Changes in operating assets and liabilities, net of
    effects of acquisitions:
     Accounts receivable                                               (26,796)         (62,050)
     Inventories, prepaid expenses and other current
       assets                                                            4,422             (964)
     Accounts payable and accrued expenses                             (35,517)          20,876
                                                                       --------         -------
                                   NET CASH PROVIDED BY
                                   OPERATING ACTIVITIES                127,313          107,481

INVESTING ACTIVITIES
     Purchases of property, plant and equipment                         (98,658)       (113,386)
     Proceeds from sale of property, plant and equipment                 14,786          58,265
     Additions to intangible assets, net of effects of
       acquisitions                                                     (53,898)        (35,289)
     Assets obtained through acquisitions, net of liabilities
       assumed                                                         (304,499)        (58,910)
     Changes in other assets                                             (4,070)        (22,388)
     Proceeds received on sale of other marketable
       securities                                                        21,057             520
     Investments in other marketable securities                         (13,026)         (1,000)
                                                                        -------         --------

                        NET CASH USED IN INVESTING ACTIVITIES          (438,308)       (172,188)

                    HEALTHSOUTH Corporation and Subsidiaries

                           (UNAUDITED - In Thousands)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                         1995             1994
                                                                         -----           ------

FINANCING ACTIVITIES
  Proceeds from borrowings                                             722,264           550,921
  Principal payments on long-term debt and leases                     (396,601)         (505,760)
  Proceeds from exercise of options                                      7,731            12,537
  Proceeds from issuance of common stock                                     0                 9
  Reduction in receivable from Employee Stock
    Ownership Plan                                                       1,591             1,455
  Proceeds from investment by minority interests                             0             1,546
  Purchase of limited partnership interests                                  0            (1,512)
  Payment of cash distributions to limited partners                     (10,268)          (8,425)
                                                                       --------          --------
                                         NET CASH PROVIDED FROM
                                           FINANCING ACTIVITIES         324,717           50,771
                                                                       --------          --------
                                         INCREASE (DECREASE) IN
                                      CASH AND CASH EQUIVALENTS          13,722          (13,936)

  Cash and cash equivalents at beginning of period                       73,230           81,031
                                                                       --------          --------
                                      CASH AND CASH EQUIVALENTS
                                               AT END OF PERIOD       $  86,952       $   67,095
                                                                       ========          ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid  during  the year for:
   Interest                                                           $  60,238       $   28,220
                                                                       ========          ========
   Income taxes                                                          44,355           26,917
                                                                       ========          ========
Non-cash financing activities:

  During  1995,  the Company  declared a  two-for-one  stock split on its Common
  Stock, which was effected in the form of a 100% stock dividend.

  The Company consummated the issuance of 14,950,000 shares of its Common Stock effective September 27, 1995. The net proceeds of $335,423,000 were not received until after the balance sheet date (see Note 12).

See accompanying notes.

                    HEALTHSOUTH Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Three Months and Nine Months Ended September 30, 1995 and 1994

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

NOTE 2 --       During 1994, the Company  entered into a $550,000,000  revolving
                line   of   credit   with    NationsBank,    N.A.    (Carolinas)
                ("NationsBank")  and other participating banks (the "1994 Credit
                Agreement"). On April 11, 1995, the Company amended and restated
                the 1994 Credit  Agreement with NationsBank to increase the size of the credit facility to $1,000,000,000. At September 30, 1995, the  Company  had drawn  $935,000,000  under the  restated  1994
                Credit Agreement.

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

                At September 30, 1995 and December 31, 1994, long-term debt consisted of the following:



                                                                        September 30,         December 31,
                                                                             1995                  1994
                                                                       -----------------     -----------------
                                                                                   (in thousands)


                 Advances under the $1,000,000,000
                      1994 Credit Agreement                             $  935,000                510,000
                 9.5% Senior Subordinated Notes due 2001                   250,000                250,000
                 5% Convertible Subordinated Debentures due 2001           115,000                115,000
                 Other long-term debt                                      104,170                159,394
                                                                       -----------           ------------
                                                                         1,404,170              1,034,394
                   Less amounts due within one year                         17,720                 16,698
                                                                       -----------           ------------
                                                                       $ 1,386,450           $  1,017,696
                                                                       ===========           ============

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

                 Statement of Income Data:

                         Revenues                              $   38,174

                         Operating expenses:
                           Operating units                         31,797
                           Corporate general and administrative     2,395
                         Provision for doubtful accounts              541
                         Depreciation and amortization              1,385
                         Interest expense                             858
                         Interest Income                              (91)
                         HEALTHSOUTH merger expense                 3,050
                         Loss on disposal of fixed assets           1,000
                         Loss on abandonment of computer project      973
                                                                   ------
                                                                   41,908
                                                                   ------
                         Income before income taxes and
                           minority interests                      (3,734)
                         Provision for income taxes                    -
                                                                   ------
                                                                   (3,734)
                         Minority interests                            -
                                                                   ------
                         Net income                             $  (3,734)
                                                                 ========


                 Statement of Cash Flow Data:

                         Net cash provided by operating activities   $  38,077
                         Net cash used by investing activities          (9,632)
                         Net cash used in financing activities         (23,950)
                                                                      ---------
                           Net increase in cash                      $   4,495

                                                                     =========
                                       9

NOTE 4 --       Effective June 13, 1995, the Company merged with Surgical Health
                Corporation ("SHC") and in connection therewith issued 8,531,480 shares of its Common Stock for all of SHC's outstanding common and preferred stock. SHC operated a network of 41 freestanding surgery centers (including four mobile lithotripters) in eleven states, with an aggregate of 156 operating and procedure rooms.

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

                During the first nine months of 1995, the Company acquired 44 outpatient facilities and one outpatient surgery center. The total purchase price of the acquired facilities was approximately $75,619,000. The Company also entered into non-compete agreements totaling approximately $8,172,000 in connection with these transactions. The cost in excess of the acquired facilities' net asset value was approximately $55,716,000. The results of operations (not material individually or in the aggregate) of these acquisitions are included in the consolidated financial statements from their respective acquisition dates.

NOTE 6 --       During  the first  nine  months  of 1995,  the  Company  granted incentive and nonqualified stock options to certain Directors, employees and others for 2,904,000 shares of Common Stock at exercise prices ranging from $17.00 to $19.25 per share.

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

                During the second quarter of 1995, the Company recognized an $11,192,000 loss on impairment of assets. The impaired assets relate to six SHC facilities in which the projected undiscounted cash flows did not support the book value of the long-lived assets of such facilities.

NOTE 9 --       On August 24,  1995,  the Company  signed an  agreement to merge with Sutter Surgery Centers, Inc. ("Sutter") in a transaction to be accounted for as a pooling of interests.  Sutter  operates 12 surgery centers located in three states.  Under the terms of the agreement,  all  shares  of common  stock of  Sutter  were to be exchanged for shares of the Company's  Common Stock  pursuant to an  exchange  ratio  that,  at the  time of the  agreement,  was
                projected   to  yield  an  aggregate   value  of   approximately
                $38,000,000  to  Sutter   stockholders.   The   transaction  was
                completed in the fourth quarter of 1995.

NOTE 10 --      On October 9, 1995,  the Company  signed an agreement to acquire
                Surgical Care  Affiliates,  Inc.  ("SCA") in a transaction to be accounted for as a pooling of interests. SCA operates 67 surgery
                centers   (with   an   additional   10  under   development   or
                construction)  in 24 states.  Under the terms of the  agreement, all shares of common stock of SCA will be  exchanged  for shares of the Company's Common Stock pursuant to an exchange ratio that will yield an aggregate value of approximately $1,200,000,000 to
                SCA   stockholders.   The  transaction  is  subject  to  certain
                regulatory and governmental reviews, and to approval by the stockholders of both companies. The transaction is expected to be completed in early 1996.

NOTE 11 --      On October 16,  1995,  the  Company  entered  into a  definitive
                agreement  to  purchase  Caremark   Orthopedic   Services  Inc.,
                consisting  of  approximately   120  outpatient   rehabilitation
                centers in 13 states.  The purchase price will be  approximately
                $127,500,000 in cash. The transaction is currently expected to be completed by year-end 1995.

NOTE 12 --      The Company filed a Registration  Statement on Form S-3 with the
                Securities and Exchange  Commission in connection  with a public offering  which  became  effective on  September  27, 1995.  The
                Company  consummated  the issue of Common  Stock for  14,950,000 shares on October 3, 1995. Net proceeds of the stock issue, after deducting underwriting discounts, commissions and offering costs were approximately $335,423,000, of which $319,000,000 was used to reduce outstanding indebtedness under the Company's existing credit facilities. The net proceeds of the issuance and sale of the 14,950,000 shares are included in the accompanying
                September 30, 1995 balance sheet as Common Stock and additional paid-in capital, with the Common Stock subscription receivable as a corresponding reduction in Stockholders' Equity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General


         The Company provides outpatient and rehabilitative healthcare services through its inpatient and outpatient rehabilitation facilities, surgery centers and medical centers. The Company has expanded its operations through the acquisition or opening of new facilities and satellite locations and by enhancing its existing operations. As of September 30, 1995, the Company had 509 locations in 39 states, the District of Columbia, and Ontario, Canada, including 340 outpatient rehabilitation locations, 77 inpatient rehabilitation facilities, five medical centers, 43 surgery centers and 44 locations providing other patient care services.

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

         Effective December 29, 1994, the Company consummated the acquisition of ReLife, Inc. (the "ReLife Acquisition") as a merger accounted for as a pooling of interests. In connection with the ReLife Acquisition, the Company acquired 31 inpatient rehabilitation facilities and 12 outpatient rehabilitation centers. The results of HEALTHSOUTH described below for the quarter ended September 30, 1994 are based on a combination of both HEALTHSOUTH's results for its quarter ended September 30, 1994 and ReLife's results for its quarter ended June 30, 1994 (see Note 3 of "Notes to Consolidated Financial

Statements" for further discussion). Effective June 13, 1995, the Company consummated the acquisition of Surgical Health Corporation ("SHC"), also as a merger accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of SHC for all periods presented (see Note 4 of "Notes to Consolidated Financial Statements" for further discussion). All data set forth for periods prior to December 31, 1994 relating to revenues derived from Medicare and Medicaid do not take into account revenues of the ReLife facilities or the SHC facilities, because ReLife and SHC did not separately track such revenues prior to consummation of the acquisitions described above.

Results of Operations -- Three Months Ended September 30, 1995

         The Company operated 340 outpatient locations (which includes base facilities and satellites) at September 30, 1995, compared to 253 outpatient locations at September 30, 1994. In addition, the Company operated 77 inpatient rehabilitation facilities, five medical centers and 43 surgery centers at September 30, 1995, compared with 67 inpatient facilities, five medical centers and 36 surgery centers at September 30, 1994.

         The Company's operations generated revenues of $392,740,000 for the quarter ended September 30, 1995, an increase of $74,655,000, or 23.5%, as compared to the same period in 1994. The increase in revenues is primarily attributable to increases in patient volume, the completion of the acquisition of the NovaCare rehabilitation hospitals division (See Note 5 of "Notes to Consolidated Financial Statements") and the addition of new outpatient centers. Same store revenues for the quarter ended September 30, 1995 were $347,508,000, an increase of $29,423,000, or 9.3%, as compared to the same period in 1994. New store revenues were $45,232,000. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 39.4% and 3.3% of revenue for the third quarter of 1995, compared to 40.9% and 3.2% for the same period in 1994. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During the third quarter of 1995, same store outpatient visits, inpatient days and surgical cases increased 15.0%, 9.4% and 14.2%, respectively. Revenue per outpatient visit, revenue per inpatient day and revenue per surgical case for same store operations increased (decreased) by 0.3%, (0.8)% and 3.2%, respectively.

         Operating expenses, at the operating unit level, were $275,555,000, or 70.2% of revenues, for the quarter ended September 30, 1995, compared to 73.2% of revenues for the third quarter of 1994. Same store operating expenses were $241,918,000, or 69.6% of comparable revenue. New store operating expenses were $33,637,000, or 74.4% of comparable revenue. Corporate general and administrative expenses decreased from $10,640,000 during the 1994 quarter to $8,818,000 during the 1995 quarter. As a percentage of revenue, corporate general and administrative expenses decreased from 3.3% in the 1994 quarter to 2.2% in the 1995 quarter. The provision for doubtful accounts was $6,401,000, or 1.6% of revenues, for the third quarter of 1995, compared to $6,404,000, or 2.0% of revenues, for the same period in 1994. Management believes that this provision is adequate to cover any uncollectible revenues.

         Depreciation and amortization expense was $31,104,000 for the quarter ended September 30, 1995, compared to $22,180,000 for the same period in 1994. The increase represents the investment in additional assets by the Company. Interest expense was $24,405,000 for the quarter ended September 30, 1995, compared to $18,652,000 for the quarter ended September 30,1994. The increase in interest expense corresponds to the increase in the average outstanding balance in long-term debt by the Company. For the third quarter of 1995, interest income was $1,759,000, compared to $1,658,000 for the third quarter of 1994.

         Income before minority interests and income taxes for the third quarter of 1995 was $48,216,000, compared to $28,729,000 for the same period in 1994. Minority interests decreased income before income taxes by $4,453,000 for the quarter ended September 30, 1995, compared to decreasing income before income taxes by $1,285,000 for the third quarter of 1994. The provision for income taxes for the third quarter of 1995 was $16,630,000, compared to $11,314,000 for the same period in 1994, resulting in effective tax rates of 38.0% and 41.2%, respectively. Net income for the third quarter of 1995 was $27,133,000, compared to $16,130,000 for the third quarter of 1994.

Results of Operations -- Nine Months Ended September 30, 1995

         Revenues for the nine months ended September 30, 1995 were $1,109,689,000, an increase of $207,421,000, or 23.0%, over the nine months ended September 30, 1994. Same store revenues were $1,010,519,000, an increase of $108,251,000, or 12.0%, as compared to the same period in 1994. New store revenues were $99,170,000. The increase in revenues is primarily attributable to the acquisition of the NovaCare rehabilitation hospitals division, increases in patient volume, and the addition of new outpatient centers. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 40.7% and 2.7% of revenue for the first nine months of 1995, compared to 41.2% and 3.3% for the same period in 1994. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During the first nine months of 1995, same store outpatient visits, inpatient days and surgical cases increased 26.0%, 7.9% and 12.3%, respectively. Revenue per outpatient visit, revenue per inpatient day and revenue per surgical case for same store operations increased (decreased) by (1.4)%, 1.1% and 1.6%, respectively.

         Operating expenses, at the operating unit level, were $788,593,000, or 71.1% of revenues, for the nine months ended September 30, 1995, as compared to $670,607,000, or 74.3% of revenues, for the first nine months of 1994. Same store operating expenses were $714,644,000, or 70.7% of comparable revenue. New store operating expenses were $73,949,000, or 74.6% of comparable revenue.

         As a result of the NovaCare and SHC acquisitions, the Company recognized $29,194,000 in merger costs during the second quarter of 1995. Fees related to legal, accounting and financial advisory services accounted for $3,400,000 of the expense. Costs and expenses related to the SHC Bond Tender Offer (see "Liquidity and Capital Resources") totaled $14,606,000. Accruals for employee separations were approximately $1,188,000. In addition, the Company has provided approximately $10,000,000 for the write-down of certain assets to net realizable value as the result of a planned facility consolidation. The consolidation is applicable in a market where the Company's existing services overlap with those of an acquired facility.

         Also, during the second quarter of 1995, the Company recognized an $11,192,000 loss on impairment of assets. The impaired assets relate to six SHC facilities in which the projected undiscounted cash flows did not support the book value of the long-lived assets of such facilities.

         Net income for the nine months ended September 30, 1995 (including non-recurring expenses) was $44,910,000, compared to $45,356,000 for the same period in 1994.

Liquidity and Capital Resources

         As of September 30, 1995, the Company had working capital of $299,157,000, including cash and marketable securities of $93,169,000. Working capital at December 31, 1994 was $231,327,000, including cash and marketable securities of $85,363,000. For the first nine months of 1995, cash provided by operations was $127,313,000 compared to $107,481,000 for the same period in 1994. Additions to property, plant, and equipment and acquisitions accounted for $98,658,000 and $304,499,000, respectively, during the first nine months of 1995. Those same investing activities accounted for $113,386,000 and $58,910,000, respectively, in the same period in 1994. Financing activities provided $324,717,000 and $50,771,000 during the first nine months of 1995 and 1994, respectively. Net borrowing proceeds (borrowing less principal reductions) for the first nine months of 1995 and 1994 were $325,663,000 and $45,161,000, respectively.

         Accounts receivable were $298,178,000 at September 30, 1995, compared to $242,659,000 at December 31, 1994. The number of days of average revenues in average receivables was 66.5 at

September 30, 1995, compared to 62.4 at December 31, 1994. The concentration of net accounts receivable from patients, third-party payors, insurance companies and others at September 30, 1995 is consistent with the related concentration of revenues for the period then ended.

         At September 30, 1995, the Company had a $1,000,000,000 revolving line of credit with NationsBank, N.A. (Carolinas) and 28 other participating banks. Interest is paid based on LIBOR plus a predetermined margin, prime, or competitively bid rates from the participating banks. This credit facility has an initial maturity date of June 1, 1998, with two one-year renewals. The Company is currently seeking an amendment to the credit facility which would extend the maturity to October 2000. The Company provided a negative pledge on all assets and granted the banks a first priority security interest in all shares of stock of its subsidiaries and rights and interests in its controlled partnerships. The effective interest rate on the average outstanding balance under the revolving line of credit was 7.14% for the nine months ended September 30, 1995, compared to the average prime rate of 8.86% during the same period. At September 30, 1995, the Company had drawn $935,000,000 under its revolving line of credit.

         On June 20, 1995, the Company purchased $67,500,000 of the $75,000,000 outstanding principal amount of 11.5% Senior Subordinated Notes due 2004 of SHC (the "SHC Bond Tender Offer") for 115% of the face value of the Notes. In July 1995, the remaining $7,500,000 balance was purchased on the open market.

         The Company intends to pursue the acquisition or development of additional healthcare operations, including comprehensive outpatient rehabilitation facilities, ambulatory surgery centers, inpatient rehabilitation facilities and companies engaged in the provision of outpatient surgery and rehabilitation-related services, and to expand certain of its existing facilities. While it is not possible to estimate precisely the amounts which will actually be expended in the foregoing areas, the Company anticipates that over the next twelve months, it will spend approximately $80,000,000 for the acquisition and/or development of new outpatient facilities and approximately $70,000,000 for inpatient facility projects and the construction and equipping of additions to existing inpatient facilities.

         On October 3, 1995, the Company consummated the issue of 14,950,000 shares of its Common Stock in a secondary public offering. The net proceeds to the Company, after deducting underwriting discounts, commissions and offering costs were approximately $335,000,000, of which $319,000,000 was used to reduce outstanding indebtedness under the Company's existing credit facility.

         On October 9, 1995,  the Company  entered into a Plan and  Agreement of
Merger with Surgical Care Affiliates, Inc. ("SCA"), pursuant to which the Company has agreed to acquire SCA through a stock-for-stock merger to be accounted for as a pooling of interests. SCA operates 67 surgery centers (with an additional 10 under development or construction) in 24 states. Under the terms of the Plan and Agreement of Merger, the Company will issue 1.22 shares of its Common Stock for each share of SCA's common stock, subject to adjustment in certain circumstances. The transaction is subject to the satisfaction of various conditions, including receipt of all required regulatory approvals. The Company currently expects the transaction to be consummated in early 1996.

         In addition, on October 15, 1995, the Company entered into a Stock Purchase Agreement with Caremark International Inc. ("Caremark"), pursuant to which the Company has agreed to acquire Caremark's wholly-owned subsidiary Caremark Orthopedic Services Inc. ("COS") in a transaction to be accounted for as an asset purchase. COS operates approximately 120 outpatient rehabilitation centers in 13 states. In connection with the acquisition, the Company will pay a cash purchase price of approximately $127,500,000. The transaction is subject to the satisfaction of various conditions. The Company currently expects the transaction to be completed by year-end 1995.

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

PART II -- OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits

                  11.  Computation of Income Per Share (unaudited)
                  27.  Financial Data Schedule

(b)      Reports on Form 8-K

                 During the three months ended  September 30, 1995,  the Company filed (i) a Current Report on Form 8-K dated August 15, 1995, reporting under Item 5 the combined results of operations of the Company and Surgical Health Corporation for the month of July 1995, (ii) a Current Report on Form 8-K dated August 23, 1995, reporting under Item 5 the pending acquisition of Sutter Surgery Centers, Inc., and (iii) an Amendment on Form 8-K/A, dated September 8, 1995, amending its previously-filed Current Report on Form 8-K relating to the acquisition of Rehab Systems Company from NovaCare, Inc., reporting under Items 5 and 7 the historical financial statements of Rehab Systems Company as audited by Ernst & Young LLP, the Company's independent auditors.

         No other items of Part II are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-Q.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       HEALTHSOUTH Corporation
                                                            (Registrant)

Date:  November 3, 1995                                   RICHARD M. SCRUSHY
                                                      ------------------------
                                                          Richard M. Scrushy
                                                      Chairman of the Board and
                                                        Chief Executive Officer

Date:  November 3, 1995                                     AARON BEAM, JR.
                                                      ------------------------
                                                           Aaron Beam, Jr.
                                                   Executive Vice President and
                                                      Chief Financial Officer