Form 10-K
period 1995-12-31
HEALTHSOUTH CORP
filed 1996-03-28
CIK 785161

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K
(Mark One)
|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1995; or

| | Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from ______ to ______

Commission File Number  1-10315
                        -------

                             HEALTHSOUTH Corporation
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                              63-0860407
                 --------                              ----------
       (State or Other Jurisdiction       (I.R.S. Employer Identification No.)
     of Incorporation or Organization)

         Two Perimeter Park South
            Birmingham, Alabama                                  35243
            -------------------                                  -----
      (Address of Principal Executive                          (Zip Code)
                 Offices)

Registrant's Telephone Number, Including Area Code:          (205) 967-7116
                                                             --------------

Securities Registered Pursuant to Section 12(b) of the Act:
                                                 Name of Each Exchange
            Title of Each Class                   on which Registered
            -------------------                   -------------------
          Common Stock, par value               New York Stock Exchange
              $.01 per share
         9.5% Senior Subordinated               New York Stock Exchange
              Notes due 2001
        5% Convertible Subordinated             New York Stock Exchange
            Debentures due 2001

Securities Registered Pursuant to Section 12(g) of the Act:    NONE

         Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes |X|                        No | ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the Registrant as of March 15, 1996:

           Common Stock, par value $.01 per share -- $5,339,826,576

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at March 15, 1996
           -----                              -----------------------------
  Common Stock, par value
     $.01 per share                               152,483,607 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
No documents are incorporated by reference into this Annual Report on Form 10-K.

                                     PART I


Item 1.  Business.

General

         HEALTHSOUTH Corporation ("HEALTHSOUTH" or the "Company) is the nation's largest provider of outpatient and rehabilitative healthcare services. The Company provides these services through its national network of outpatient and inpatient rehabilitation facilities, outpatient surgery centers, medical centers and other healthcare facilities. The Company believes that it provides patients, physicians and payors with high-quality healthcare services at significantly lower costs than traditional inpatient hospitals. Additionally, the Company's national network, reputation for quality and focus on outcomes has enabled it to secure contracts with national and regional managed care payors. At January 31, 1996, the Company had over 700 patient care locations in 42 states and the District of Columbia.

         In its outpatient and inpatient rehabilitation facilities, the Company provides interdisciplinary programs for the rehabilitation of patients experiencing disability due to a wide variety of physical conditions, such as stroke, head injury, orthopaedic problems, neuromuscular disease and sports-related injuries. The Company's rehabilitation services include physical therapy, sports medicine, work hardening, neurorehabilitation, occupational therapy, respiratory therapy, speech-language pathology and rehabilitation nursing. Independent studies have shown that rehabilitation services like those provided by the Company can save money for payors and employers.

         The Company operates the largest network of free-standing outpatient surgery centers in the United States. The Company's outpatient surgery centers provide the facilities and medical support staff necessary for physicians to perform non-emergency surgical procedures. While outpatient surgery is widely recognized as generally less expensive than surgery performed in a hospital, the Company believes that outpatient surgery performed at a free-standing outpatient surgery center is generally less expensive than hospital-based outpatient surgery. Approximately 80% of the Company's surgery center facilities are located in markets served by its rehabilitative service facilities, enabling the Company to pursue opportunities for cross-referrals.

         Over the last two years, the Company has completed several significant acquisitions in the rehabilitation business and has expanded into the surgery center business. The Company believes that these acquisitions complement its historical operations and enhance its market position. The Company further believes that its expansion into the outpatient surgery business provides it with a platform for future growth. The Company is continually evaluating potential acquisitions in the outpatient and rehabilitative healthcare services industry.

         The Company was organized as a Delaware corporation in February 1984. The Company's principal executive offices are located at Two Perimeter Park South, Birmingham, Alabama 35243, and its telephone number is (205) 967-7116.


Company Strategy

         The Company's principal objective is to be the provider of choice for patients, physicians and payors alike for outpatient and rehabilitative healthcare services throughout the United States. The Company's growth strategy is based upon four primary elements: (i) the implementation of the Company's integrated service model in appropriate markets, (ii) successful marketing to managed care organizations and other payors, (iii) the provision of high-quality, cost-effective healthcare services, and (iv) the expansion of its national network.

o Integrated Service Model. The Company seeks, where appropriate, to provide an integrated system of healthcare services, including outpatient rehabilitation services, inpatient rehabilitation services, ambulatory surgery services and outpatient diagnostic services. The Company believes that its integrated system offers payors the convenience of dealing with a single provider for multiple services. Additionally, it believes that its facilities can provide extensive referral opportunities. For example, the Company estimates that approximately one-third of its outpatient rehabilitation patients have had outpatient surgery, virtually all inpatient rehabilitation patients will require some form of outpatient rehabilitation, and virtually all inpatient rehabilitation patients have had some type of diagnostic procedure. The Company has implemented its Integrated Service Model in certain of its markets, and intends to expand the model into other appropriate markets.

o Marketing to Managed Care Organizations and Other Payors. Since the late 1980s, the Company has focused on the development of contractual relationships with managed care organizations, major insurance companies, large regional and national employer groups and provider alliances and networks. The Company's documented outcomes and experience with several hundred thousand patients in delivering quality healthcare services at reasonable prices has enhanced its attractiveness to such entities and has given the Company a competitive advantage over smaller and regional competitors. These relationships have increased patient flow to the Company's facilities and contributed to the Company's same-store growth.

o Cost-Effective Services. The Company's goal is to provide high-quality healthcare services in cost-effective settings. To that end, the Company has developed standardized clinical protocols for the treatment of its patients. This results in "best practices" techniques being utilized at all of the Company's facilities, allowing the consistent achievement of demonstrable, cost-effective clinical outcomes. The Company's reputation for its clinical programs is enhanced through its relationships with major universities throughout the nation, and its support of clinical research in its facilities. Further, independent studies estimate that, for every dollar spent on rehabilitation, $11 to $35 is saved. Finally, surgical procedures typically are less expensive in outpatient surgery centers than in hospital settings. The Company believes that outpatient and rehabilitative healthcare services will assume increasing importance in the healthcare environment as payors continue to seek to reduce overall costs by shifting patients to more cost-effective treatment settings.

o Expansion of National Network. As the largest provider of outpatient and rehabilitative healthcare services in the United States, the Company is able to realize economies of scale and compete successfully for national contracts with large payors and employers while retaining the flexibility to respond to particular needs of local markets. The national network affords the Company the opportunity to offer large national and regional employers and payors the convenience of dealing with a single provider, to utilize greater buying power through centralized purchasing, to achieve more efficient costs of capital and labor and to more effectively recruit and retain clinicians. The Company believes that its recent and pending acquisitions in the outpatient surgery and diagnostic imaging fields will further enhance its national presence by broadening the scope of its existing services and providing new opportunities for growth. These national benefits are realized without sacrificing local market responsiveness. The Company's objective is to provide those outpatient and rehabilitative healthcare services needed within each local market by tailoring its services and facilities to that market's needs, thus bringing the benefits of nationally recognized expertise and quality into the local setting.

Recent Acquisitions

         In 1995 and early 1996, the Company consummated a series of significant acquisitions. During 1995, the Company consummated pooling-of-interests mergers with Surgical Health Corporation ("SHC"; 37 outpatient surgery centers in 11 states) and Sutter Surgery Centers, Inc. ("SSCI"; 12 outpatient surgery centers in three states), as well as stock purchase acquisitions of the rehabilitation hospitals division of NovaCare, Inc. ("NovaCare"; 11 inpatient rehabilitation facilities, 12 other healthcare facilities and two Certificates of Need in eight states) and Caremark Orthopedic Services Inc. ("Caremark"; 120 outpatient rehabilitation facilities in 13 states). In addition, the Company entered into agreements to acquire Surgical Care Affiliates, Inc. ("SCA"; 67 outpatient surgery centers in 24 states) and Advantage Health Corporation ("Advantage Health"; approximately 150 inpatient and outpatient rehabilitation facilities in 11 states) in pooling-of-interests transactions, which transactions were consummated in January 1996 and March 1996 respectively. Information on the Company's facilities included herein includes all of the acquired facilities other than the Advantage Health facilities. The NovaCare, Caremark and Advantage Health transactions have further enhanced the Company's position as the nation's largest provider of inpatient and outpatient rehabilitative services, while the SHC, SSCI and SCA transactions have made the Company the largest provider of outpatient surgery services in the nation. The Company believes that the geographic dispersion of the more than 850 locations (giving effect to the Advantage Health acquisition) now operated by the Company makes it more attractive to managed care networks, major insurance companies, regional and national employers and regional provider alliances and enhances the Company's ability to implement its Integrated Service Model in additional markets. See
Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations".


Industry Background

         In 1991 (the most recent year for which data are available), approximately 4,000,000 people in the United States received rehabilitative healthcare services. "Rehabilitative healthcare services" refers to the range of skilled services provided to individuals in order to minimize physical and cognitive impairments, maximize functional ability and restore lost functional capacity. The focus of rehabilitative healthcare is to ameliorate physical and cognitive impairments resulting from illness or injury, and to restore or improve functional ability so that individuals can return to work and lead independent and fulfilling lives. Typically, rehabilitative healthcare services are provided by a variety of healthcare professionals including physiatrists, rehabilitation nurses, physical therapists, occupational therapists, speech-language pathologists, respiratory therapists, recreation therapists, social workers, psychologists, rehabilitation counselors and others. Over 80% of those receiving rehabilitative healthcare services return to their homes, work, schools or active retirement.

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

Patient Care Services

         The Company began its operations in 1984 with a focus on providing comprehensive orthopaedic and musculoskeletal rehabilitation services on an outpatient basis. Over the succeeding 12 years, the Company has consistently sought and implemented opportunities to expand its services through acquisitions and de novo development activities that complement its historic focus on orthopaedic, sports medicine and occupational medicine services and that provide independent platforms for growth. The Company's acquisitions and internal growth have enabled it to become the largest provider of rehabilitative healthcare services, both inpatient and outpatient, in the United States. In addition, the Company has added outpatient surgery services, diagnostic imaging services and other outpatient services which provide natural enhancements to its rehabilitative healthcare locations and facilitate the implementation of its Integrated Service Model. The Company believes that these additional businesses also provide opportunities for growth in other areas not directly related to the rehabilitative business, and the Company intends to pursue further expansion in those businesses.

Rehabilitative Services: General

         When a patient is referred to one of the Company's rehabilitation facilities, he undergoes an initial evaluation and assessment process that results in the development of a rehabilitation care plan designed specifically for that patient. Depending upon the patient's disability, this evaluation process may involve the services of a single discipline, such as physical therapy for a knee injury, or of multiple disciplines, as in the case of a complicated stroke patient. HEALTHSOUTH has developed numerous rehabilitation programs, which include stroke, head injury, spinal cord injury, neuromuscular and work injury, that combine certain services to address the needs of patients with similar disabilities. In this way, all of the facilities' patients, regardless of the severity and complexity of their disabilities, can receive the level and intensity of those services necessary for them to be restored to as productive, active and independent a lifestyle as possible.

Outpatient Rehabilitation Services

         The Company operates the largest group of affiliated proprietary outpatient rehabilitation facilities in the United States. The Company's outpatient rehabilitation centers offer a comprehensive range of rehabilitative healthcare services, including physical therapy and occupational therapy, that are tailored to the individual patient's needs, focusing predominantly on orthopaedic injuries, sports injuries, work injuries, hand and upper extremity injuries, back injuries, and various neurological neuromuscular conditions. As of January 31, 1996, the Company provided outpatient rehabilitative healthcare services through approximately 500 outpatient locations, including freestanding outpatient centers and their satellites and outpatient satellites of inpatient facilities.

         The continuing emphasis on containing the increases in healthcare costs, as evidenced by Medicare's prospective payment system, the growth in managed care and the various alternative healthcare reform proposals, results in the early discharge of patients from acute-care facilities. As a result, many hospital patients do not receive the intensity of services that may be necessary for them to achieve a full recovery from their diseases, disorders or traumatic conditions. The Company's outpatient rehabilitation services play a significant role in the continuum of care because they provide hospital-level services, in terms of intensity, quality and frequency, in a more cost- efficient setting.

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

Inpatient Services

         Inpatient Rehabilitation Facilities. At January 31, 1996, the Company operated 77 inpatient rehabilitation facilities with 4,618 beds, representing the largest group of affiliated proprietary inpatient rehabilitation facilities in the United States. The Company's inpatient rehabilitation facilities provide high-quality comprehensive services to patients who require intensive institutional rehabilitation care.

         Inpatient rehabilitation patients are typically those who are experiencing significant physical disabilities due to various conditions, such as head injury, spinal cord injury, stroke, certain orthopaedic problems and neuromuscular disease. The Company's inpatient rehabilitation facilities provide the medical, nursing, therapy and ancillary services required to comply with local, state and federal regulations as well as accreditation standards of the Joint Commission on Accreditation of Healthcare Organizations (the "JCAHO") and the Commission on Accreditation of Rehabilitation Facilities ("CARF").

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

         In certain markets where it does not provide free-standing outpatient facilities, the Company's rehabilitation hospitals may provide outpatient rehabilitation services as a complement to their inpatient services. Typically, this opportunity arises when patients complete their inpatient course of treatment but remain in need of additional therapy that can be accomplished on an outpatient basis. Depending upon the demand for outpatient services and physical space constraints, the rehabilitation hospital may establish the services either within its building or in a satellite location. In either case, the clinical protocols and programs developed for use in the free-standing outpatient centers will be utilized by these facilities.

         The Company's Nashville, Tennessee (Vanderbilt University), Memphis, Tennessee (Methodist Hospitals), Dothan, Alabama (Southeast Alabama Medical Center) and Charleston, South Carolina (North Trident Regional Medical Center) hospital facilities have been developed in conjunction with local tertiary-care facilities. This strategy of developing effective referral and service networks prior to opening results in improved operating efficiencies for the new facilities. The Company is utilizing this same concept in rehabilitation hospitals under development with the University of Missouri and the University of Virginia.

         Medical Centers. The Company operates five medical centers with 912 licensed beds in four distinct markets. These facilities provide general and specialty medical and surgical healthcare services, emphasizing orthopaedics, sports medicine and rehabilitation.

         The Company acquired its five medical centers as outgrowths of its rehabilitative healthcare services. Often, patients require medical and surgical interventions prior to the initiation of their rehabilitative care. In each of the markets in which the Company has acquired a medical center, the Company had well-established relationships with the medical communities serving each facility. In addition, each of the facilities enjoyed well-established reputations in orthopaedics and/or sports medicine prior to their acquisition by the Company. Following the acquisition of each of its medical centers, the Company has provided the resources to improve upon the physical plant and expand services through the introduction of new technology. The Company has also developed additional relationships between these facilities and certain university facilities, including the University of Miami, Auburn University and the University of Alabama at Birmingham. Through these relationships, the influx of celebrity athletes and personalities and the acquisition of new technology, all five medical centers have improved their operating efficiencies and enhanced census.

         Each of the five medical center facilities is licensed as an acute-care
hospital,   is  accredited  by  the  JCAHO  and  participates  in  the  Medicare prospective payment system. See this Item, "Business -- Regulation".

         Inpatient Facility Utilization. In measuring patient utilization of the Company's inpatient facilities, various factors must be considered. Due to market demand, demographics, start-up status, renovation, patient mix and other factors, the Company may not treat all licensed beds in a particular facility as available beds, which sometimes results in a material variance between licensed beds and beds actually available for utilization at any specific time. The Company is in a position to increase the number of available beds at such facilities as market conditions dictate. During the year ended December 31, 1995, the Company's inpatient facilities achieved an overall utilization, based on patient days and available beds, of 70.5%.

Surgery Centers

         As a result of the acquisitions of SHC, SSCI and SCA in 1995 and early 1996, the Company became the largest operator of outpatient surgery centers in the United States. It currently operates 123 free-standing surgery centers, including five mobile lithotripsy units, in 30 states, and has an additional ten free-standing surgery centers under development. Approximately 80% of these facilities are located in markets served by the Company outpatient and rehabilitative service facilities, enabling the Company to pursue opportunities for cross-referrals between surgery and rehabilitative facilities as well as to centralize administrative functions. The Company's surgery centers provide the facilities and medical support staff necessary for physicians to perform non-emergency surgical procedures. Its typical surgery center is a free-standing facility with three to six fully equipped operating and procedure rooms and ancillary areas for reception, preparation, recovery and administration. Each of the Company's surgery centers is available for use only by licensed physicians, oral surgeons and podiatrists, and the centers do not perform surgery on an emergency basis.

         Outpatient surgery centers, unlike hospitals, have not historically provided overnight accommodations, food services or other ancillary services. Over the past several years, states have increasingly permitted the use of extended-stay recovery facilities by outpatient surgery centers. As a result, many outpatient surgery centers are adding extended recovery care capabilities where permitted. Fifty-two of the Company's surgery centers currently provide for extended recovery stays. The Company's ability to develop such recovery care facilities is dependent upon state regulatory environments in the particular states where its centers are located.

         The Company's outpatient surgery centers implement quality control procedures to evaluate the level of care provided the centers. Each center has a medical advisory committee of three to ten physicians which reviews the professional credentials of physicians applying for medical staff privileges at the center.

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

         The Company's larger-scale marketing activities are focused more broadly on efforts to generate patient referrals to multiple facilities and the creation of new business opportunities. Such activities include the development and maintenance of contractual relationships or national pricing agreements with large third-party payors, such as CIGNA, Metrahealth or other national insurance companies, with national HMO/PPO companies, such as Healthcare-COMPARE/AFFORDABLE, Hospital Network of America and Multiplan, with national case management companies, such as INTRACORP and Crawford & Co., and with national employers, such as Wal-Mart, Georgia-Pacific Corporation, Dillard Department Stores, Goodyear Tire & Rubber and Winn-Dixie. In addition, since many of the facilities acquired by the Company during the past two years had very limited contractual relationships with payors, managed care providers, employers and others, the Company is expanding its existing payor relationships to include these facilities.

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

         The Company is a national sponsor of the United Cerebral Palsy Association and the National Arthritis Foundation and supports many other charitable organizations on national and local levels. Through these endeavors, the Company provides its employees with opportunities to support their communities.

Sources of Revenues

         Private pay revenue sources represent the majority of the Company's revenues. The following table sets forth the percentages of the Company's revenues from various sources for the periods indicated:

                                              Year Ended          Year Ended
          Source                           December 31, 1994   December 31, 1995
---------------------------                -----------------   -----------------

Medicare .................................        41.0%              40.0%
Commercial (1) ...........................        34.1               34.8
Workers' Compensation.....................        10.9               10.3
All Other Payors (2)......................        14.0               14.9
                                                 -----               -----
                                                 100.0%             100.0%
_____________

(1)     Includes commercial insurance, HMOs, PPOs and other managed care plans.

(2)     Medicaid is included in this category, but is insignificant in amount.


         The above table does not reflect the facilities acquired from ReLife, Inc. ("ReLife") in 1994, the SHC facilities and the SSCI facilities for periods or portions thereof prior to the effective date of the acquisitions. Comparable information for the ReLife, SHC and SSCI facilities is not available and is not reflected in either year in the table.

         See this Item "Business -- Regulation -- Medicare Participation and Reimbursement" for a description of the reimbursement regulations applicable to the Company's facilities.

Competition

         The Company competes in the geographic markets in which its facilities are located. In addition, the Company's rehabilitation facilities compete on a regional and national basis with other providers of specialized services such as sports medicine and work hardening, and specific concentrations such as head injury rehabilitation and orthopaedic surgery. The competition faced in each of these markets is similar, with variations arising from the number of healthcare providers in the given metropolitan area. The primary competitive factors in the rehabilitation services business are quality of services, projected patient outcomes, charges for services, responsiveness to the needs of the patients, community and physicians, and ability to tailor programs and services to meet specific needs of the patients. Competitors and potential competitors include hospitals, private practice therapists, rehabilitation agencies and others. Some of these competitors may have greater patient referral support and financial and personnel resources in particular markets than the Company. Management believes that the Company competes successfully within the marketplace based upon its reputation for quality, competitive prices, positive rehabilitation outcomes, innovative programs, clean and bright facilities and responsiveness to needs.

         The Company's medical centers are located in four urban areas of the country, all with well established healthcare services provided by a number of proprietary, not-for-profit, and municipal hospital facilities. The Company's facilities compete directly with these local hospitals as well as various nationally recognized centers of excellence in orthopaedics, sports medicine and other specialties. Because the Company's facilities enjoy a national and international reputation for orthopaedic surgery and sports medicine, the Company believes that its medical centers' level of service and continuum of care enable them to compete successfully, both locally and nationally.

         The Company's surgery centers compete primarily with hospitals and other operators of freestanding surgery centers in attracting physicians and patients, and in developing new centers and in acquiring existing centers. The primary competitive factors in the outpatient surgery business are convenience, cost, quality of service, physician loyalty and reputation. Hospitals have many competitive advantages in attracting physicians and patients, including established standing in a community, historical physician loyalty and convenience for physicians making rounds or performing inpatient surgery in the hospital. However, the Company believes that its national market system and its historical presence in certain of the markets where its surgery centers are located will enhance the Company's ability to operate these facilities successfully.

         The Company potentially faces competition any time it initiates a Certificate of Need ("CON") project or seeks to acquire an existing facility or CON. See this Item, "Business -- Regulation". This competition may arise either from competing companies, national or regional, or from local hospitals which file competing applications or oppose the proposed CON project. The necessity for these approvals serves as a barrier to entry and has the potential to limit competition by creating a franchise to provide services to a given area. To date the Company has been successful in obtaining each of the CONs or similar approvals which it has sought, although there can be no assurance that it will achieve similar success in the future.

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

Licensure, Certification and Certificate of Need Regulations

         Capital expenditures for the construction of new facilities, the addition of beds or the acquisition of existing facilities may be reviewable by state regulators under a statutory scheme which is sometimes referred to as a CON program. States with CON programs place limits on the construction and acquisition of healthcare facilities and the expansion of existing facilities and services. In such states, approvals are required for capital expenditures exceeding certain amounts which involve inpatient rehabilitation facilities or services. Outpatient rehabilitation facilities and services do not require such approvals in a majority of states.

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

         Licensure and certification are separate, but related, regulatory activities. The former is usually a state or local requirement and the latter is a federal requirement. In almost all instances, licensure and certification will follow specific standards and requirements that are set forth in readily available public documents. Compliance with the requirements is monitored by annual on-site inspections by representatives of various government agencies. All of the Company's inpatient rehabilitation facilities and medical centers and substantially all of the Company's surgery centers are currently required to be licensed, but only the outpatient rehabilitation facilities located in

Alabama,  Arizona,  Connecticut,   Maryland,  Massachusetts  and  New  Hampshire
currently must satisfy such a licensing requirement.

Medicare Participation and Reimbursement

         In order to participate in the Medicare program and receive Medicare reimbursement, each facility must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, the type of facility, its equipment, its personnel and its standards of medical care, as well as compliance with all state and local laws and regulations. All of the Company's inpatient facilities, except for the St. Louis head injury center, participate in the Medicare program. Approximately 165 of the Company's outpatient rehabilitation facilities currently participate in, or are awaiting the assignment of a provider number to participate in, the Medicare program. All of the Company's surgery centers are certified (or awaiting certification) under the Medicare program. Its Medicare-certified facilities, inpatient and outpatient, undergo annual on-site Medicare certification surveys in order to maintain their certification status. Failure to comply with the program's conditions of participation may result in loss of program reimbursement or other governmental sanctions. All such facilities have been deemed to be in satisfactory compliance on all applicable surveys. The Company has developed its operational systems to assure compliance with the various standards and requirements of the Medicare program and has established ongoing quality assurance activities to monitor compliance. The Company believes that all of such facilities currently meet all applicable Medicare requirements.

         As a result of the Social Security Act Amendments of 1983, Congress adopted a prospective payment system ("PPS") to cover the routine and ancillary operating costs of most Medicare inpatient hospital services. Under this system, the Secretary of Health and Human Services has established fixed payment amounts per discharge based on diagnosis-related groups ("DRGs"). With limited exceptions, a hospital's payment for Medicare inpatients is limited to the DRG rate, regardless of the number of services provided to the patient or the length of the patient's hospital stay. Under PPS, a hospital may retain the difference, if any, between its DRG rate and its operating costs incurred in furnishing inpatient services, and is at risk for any operating costs that exceed its DRG rate. The Company's medical center facilities are generally subject to PPS with respect to Medicare inpatient services.

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

         Currently, five of the Company's outpatient centers are Medicare-certified Comprehensive Outpatient Rehabilitation Facilities ("CORFs") and 143 are Medicare-certified rehabilitation agencies. CORFs have been designated cost-reimbursed Medicare providers since 1982. Under the regulations, CORFs are reimbursed reasonable costs (subject to certain limits) for services provided to Medicare beneficiaries. Outpatient rehabilitation facilities certified by Medicare as rehabilitation agencies are reimbursed on the basis of the lower of reasonable costs for services provided to Medicare beneficiaries or charges for such services. Outpatient rehabilitation facilities which are physician-directed clinics, as well as outpatient surgery centers, are reimbursed by Medicare on a fee screen basis; that is, they receive a fixed fee, which is determined by the geographical area in which the facility is located, for each procedure performed. The Company's outpatient rehabilitation facilities submit monthly bills to their fiscal intermediaries for services provided to Medicare beneficiaries, and the Company files annual cost reports with the intermediaries for each such facility. Adjustments are then made if costs have exceeded payments from the fiscal intermediary or vice versa.

         The Company's inpatient facilities (other than the medical center facilities) either are not currently covered by PPS or are exempt from PPS, and are also cost-reimbursed, receiving the lower of reasonable costs or charges.

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

Relationships with Physicians and Other Providers

         Various state and federal laws regulate relationships among providers of healthcare services, including employment or service contracts and investment relationships. These restrictions include a federal criminal law prohibiting (i) the offer, payment, solicitation or receipt of remuneration by individuals or entities, to induce referrals of patients for services reimbursed under the Medicare or Medicaid programs or (ii) the leasing, purchasing, ordering, arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by such programs (the "Fraud and Abuse Law"). In addition to federal criminal sanctions, violators of the Fraud and Abuse Law may be subject to significant civil sanctions, including fines and/or exclusion from the Medicare and/or Medicaid programs.

         In 1991, the Office of the Inspector General ("OIG") of the United States Department of Health and Human Services promulgated regulations describing compensation arrangements which are not viewed as illegal remuneration under the Fraud and Abuse Law (the "Safe Harbor Rules"). The Safe Harbor Rules create certain standards ("Safe Harbors") for identified types of compensation arrangements which, if fully complied with, assure participants in the particular arrangement that the OIG will not treat such participation as a criminal offense under the Fraud and Abuse Law or as the basis for an exclusion from the Medicare and Medicaid programs or an imposition of civil sanctions. The OIG closely scrutinizes health care joint ventures involving physicians and other referral sources. In 1989, the OIG published a Fraud Alert that outlined questionable features of "suspect" joint ventures.

         In 1992, regulations were published in the Federal Register implementing the OIG sanction and civil money penalty provisions established in the Fraud and Abuse Law. The regulations (the "Exclusion Regulations") provide that the OIG may exclude a Medicare provider from participation in the Medicare Program for a five-year period upon a finding that the Fraud and Abuse Law has been violated. The regulations expressly incorporate a test adopted by three federal circuit courts providing that if one purpose of remuneration that is offered, paid, solicited or received is to induce referrals, then the statute is violated. The regulations also provide that after the OIG establishes a factual basis for excluding a provider from the program, the burden of proof shifts to the provider to prove that the Fraud and Abuse Law has not been violated.

         The Company operates five of its rehabilitation hospitals and almost all of its outpatient rehabilitation facilities as limited partnerships. Three of the rehabilitation hospital partnerships involve physician investors, and two of the rehabilitation hospital partnerships involve other institutional healthcare providers. Seven of the outpatient partnerships currently have a total of 21 physician limited partners, some of whom refer patients to the partnerships. Those partnerships which are providers of services under the Medicare program, and their limited partners, are subject to the Fraud and Abuse Law. A number of the relationships established by the Company with physicians and other healthcare providers do not fit within any of the Safe Harbors. The Safe Harbor Rules do not expand the scope of activities that the Fraud and Abuse Law prohibits, nor do they provide that failure to fall within a Safe Harbor constitutes a violation of the Fraud and Abuse Law; however, the OIG has informally indicated that failure to fall within a Safe Harbor may subject an arrangement to increased scrutiny.

         Most of the Company's surgery centers are owned by limited partnerships, which include as limited partners physicians who perform surgical procedures at such centers. Subsequent to the promulgation of the Safe Harbor Rules in 1991, the Department of Health and Human Services issued for public comment additional proposed Safe Harbors, one of which specifically addresses surgeon ownership interests in ambulatory surgery centers (the "Proposed ASC Safe Harbor"). As proposed, the Proposed ASC Safe Harbor would protect payments to be made to surgeons as a return on investment interest in a surgery center if, among other conditions, all the investors are surgeons who are in a position to refer patients directly to the center and perform surgery on such referred patients. Since a subsidiary of the Company is an investor in each limited partnership which owns a surgery center, the Company's arrangements with physician investors do not fit within the Proposed ASC Safe Harbor as currently proposed. The Company is unable at this time to predict whether the Proposed ASC Safe Harbor will become final, and if so, whether the language and requirements will remain as currently proposed, or whether changes will be made prior to becoming final. There can be no assurance that the Company will ever meet the criteria under the Proposed ASC Safe Harbor as proposed or as it may be adopted in final form. The Company believes, however, that its arrangements with physicians with respect to its surgery center facilities should not fall within the activities prohibited by the Fraud and Abuse Law.

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

         The so-called "Stark II" provisions of the Omnibus Budget Reconciliation Act of 1993 amend the federal Medicare statute to prohibit the making by a physician of referrals for "designated health services" (including physical therapy and occupational therapy) to an entity in which the physician has an investment interest or other financial relationship, subject to certain exceptions. Such prohibition took effect on January 1, 1995 and applies to all of the Company's outpatient rehabilitation facility partnerships with physician limited partners. In addition, a number of states have passed or are considering statutes which prohibit or limit physician referrals of patients to facilities in which they have an investment interest. In response to these regulatory activities, the Company has restructured most of its rehabilitation facility partnerships which involve physician investors, in order to eliminate physician ownership interests not permitted by applicable law. The Company intends to take such actions as may be required to cause the remaining partnerships to be in compliance with applicable laws and regulations, including, if necessary, the prohibition of physician partners from referring patients. The Company believes that this restructuring has not adversely affected and will not adversely affect the operations of its facilities.

         Ambulatory surgery is not identified as a "designated health service", and the Company does not believe that ambulatory surgery is subject to the restrictions set forth in Stark II. However, lithotripsy facilities operated by the Company frequently operate on hospital campuses, and it is possible to conclude that such services are "inpatient and outpatient hospital services" -- a category of proscribed services within the meaning of Stark II. Similarly, physicians frequently perform endoscopic procedures in the procedure rooms of the Company's surgery centers, and it is also possible to construe these services to be "designated health services". While the Company does not believe that Stark II was intended to apply to such services, if that were determined to be the case, the Company intends to take steps necessary to cause the operation of its facilities to comply with the law.

         The Company cannot predict whether other regulatory or statutory provisions will be enacted by federal or state authorities which would prohibit or otherwise regulate relationships which the Company has established or may establish with other healthcare providers or the possibility of materially adverse effects on its business or revenues arising from such future actions. Management of the Company believes, however, that the Company will be able to adjust its operations so as to be in compliance with any regulatory or statutory provision as may be applicable. See this Item, "Business -- Patient Care Services" and "Business -- Sources of Revenues".

Insurance

         Beginning  December  1,  1993,  the  Company  became  self-insured  for professional liability and comprehensive general liability. The Company purchased coverage for all claims incurred prior to December 1, 1993. In addition, the Company purchased underlying insurance which would cover all claims once established limits have been exceeded. It is the opinion of management that as of December 31, 1995, the Company had adequate reserves to cover losses on asserted and unasserted claims.

Employees

         As of January 31, 1996, the Company employed 26,427 persons, of whom 17,016 were full-time employees and 9,411 were part-time employees. Of the above employees, 417 were employed at the Company's headquarters in Birmingham, Alabama. Except for approximately 100 employees at one rehabilitation hospital (about 20% of that facility's workforce), none of the Company's employees are represented by a labor union. The Company is not aware of any current activities to organize its employees at other facilities. Management of the Company considers the relationship between the Company and its employees to be good.


Item 2.  Properties.

         The Company's executive offices currently occupy approximately 120,000 square feet of leased space in Birmingham, Alabama. In August 1995, the Company announced plans to construct new executive offices on property acquired by it earlier in the year. The expanded executive offices are expected to be fully available by December 1996. All of the Company's outpatient operations are carried out in leased facilities, except for its outpatient rehabilitation facilities located in Birmingham and Montgomery, Alabama, Orlando and Panama City, Florida, Bedford, New Hampshire and one of its facilities in Baltimore, Maryland. The Company owns 33 of its inpatient rehabilitation facilities and leases or operates under management contracts 44 of its inpatient rehabilitation facilities. The Company also owns 27 of its surgery centers and leases the remainder. The Company constructed its rehabilitation hospitals in Florence and Columbia, South Carolina, Kingsport and Nashville, Tennessee, Concord, New Hampshire, and Dothan, Alabama on property leased under long-term ground leases. The property on which the Company's Memphis, Tennessee rehabilitation hospital is located is owned in partnership by the Company and Methodist Hospitals of Memphis. The Company owns its four medical center facilities in Birmingham, Alabama, Richmond, Virginia and Miami, Florida and leases its medical center facility in Dallas, Texas. The Company currently owns, and from time to time may acquire, certain other improved and unimproved real properties in connection with its business. See Notes 4 and 6 of "Notes to Consolidated Financial Statements" for information with respect to the properties owned by the Company and certain indebtedness related thereto.

      In management's opinion, the Company's physical properties are adequate for the Company's needs for the foreseeable future, and are consistent with its expansion plans described elsewhere in this Annual Report on Form 10-K.


      The following table sets forth a listing of the Company's patient care services locations at January 31, 1996:


                                   Outpatient           Inpatient
                                 Rehabilitation      Rehabilitation           Medical          Surgery  Diagnostic     Other
State             Market           Centers(1)     Facilities (Beds)(2)   Centers (Beds)(2)     Centers    Centers    Services
-----             ------           ----------     --------------------   -----------------     -------    -------    --------
Alabama           Auburn               1
                  Birmingham           6                 6(225)                1(219)                       1           3
                  Dothan                                 1(34)                                    1
                  Florence             2                                                          1
                  Gadsden              1                                                          1         2
                  Huntsville           3                 1(50)
                  Mobile               2                                                          1
                  Montgomery           1                 1(80)
                  Muscle Shoals        1
                  Opelika              1
                  Tuscaloosa                                                                      1         1
                  Valley               1

Alaska            Anchorage                                                                       1

Arizona           Mesa                 3
                  Phoenix              7                 1(60)                                    1
                  Prescott             2
                  Scottsdale           3                 1(43)
                  Tucson               2                 1(80)                                    1

Arkansas          Fort Smith                             1(80)                                    1
                  Little Rock          1                                                          1
                  Van Buren            1

California        Anaheim              1
                  Bakersfield          1                 1(60)                                    1
                  Canoga Park          1
                  Carmichael           1
                  Cerritos             1
                  Elk Grove            1
                  Folsom               1
                  Foster City          1
                  Fresno               2
                  Huntington           2                                                          1
                  Inglewood            1
                  Marina Del Rey       1                                                                                2
                  Murrieta                                                                        1
                  Newport Beach        1                                                          1
                  Oakland              1                                                          1
                  Oceanside            1
                  Palo Alto            1
                  Rancho Cordova       1
                  Redding              1
                  Redlands                                                                        1
                  Riverside                                                                       1
                  Sacramento           2                                                          2
                  San Carlos           1
                  San Diego           12                                                          3
                  San Francisco        2                                                          1                     1




                                   Outpatient           Inpatient
                                 Rehabilitation      Rehabilitation           Medical          Surgery  Diagnostic     Other
State             Market           Centers(1)     Facilities (Beds)(2)   Centers (Beds)(2)     Centers    Centers    Services
-----             ------           ----------     --------------------   -----------------     -------    -------    --------

                  San Jose                                                                        1
                  San Leandro          1
                  San Luis Obispo                                                                 1
                  Santa Monica         1
                  Santa Rosa           2                                                          1
                  Torrance             2
                  Vacaville                                                                       1
                  Van Nuys             2
                  Whittier                                                                        1
                  Woodland Hills       1

Colorado          Colorado Springs     8                                                          1                     1
                  Denver               3                                                          1                     2
                  Englewood            2
                  Fort Collins         2                                                          1
                  Longmont             1
                  Pueblo                                                                          1
                  Vail                 1
                  Wheat Ridge          4

Connecticut       Fairfield            1

Delaware          Newark               4

District of
 Columbia         Washington           1                                                                    1

Florida           Boca Raton           2                                                          2
                  Coral Gables         2
                  Fort Lauderdale      1                 1(108)                                                         1
                  Fort Myers           1                                                          1
                  Fort Pierce                                                                     1
                  Fort Walton Beach                                                               1
                  Jacksonville         2
                  Lake Worth           1
                  Largo                                  1(40)
                  Lecanto                                                                         1
                  Melbourne            3                 1(80)                                    1
                  Merritt Island       3
                  Miami                2                 2(165)                2(397)             1         1           1
                  Naples                                                                          1
                  Ocala                2
                  Ocoee                2                                                          1
                  Orlando              6                                                          3
                  Palm Bay             2
                  Panama City          3
                  Port St. Lucie       3                                                          1
                  St. Petersburg                                                                  1
                  Sarasota             2                 1(60)                                    2
                  Tallahassee          2                 1(70)
                  Tampa                4                                                          1
                  Tarpon Springs       1
                  Vero Beach           1                 1(70)                                    1
                  West Palm Beach      2                                                          1

Georgia           Atlanta              6                 1(14)                                    3         1
                  Columbus             1
                  Gainesville                                                                     1




                                   Outpatient           Inpatient
                                 Rehabilitation      Rehabilitation           Medical          Surgery  Diagnostic     Other
State             Market           Centers(1)     Facilities (Beds)(2)   Centers (Beds)(2)     Centers    Centers    Services
-----             ------           ----------     --------------------   -----------------     -------    -------    --------

                  Macon                1                 2(75)

Hawaii            Honolulu                                                                        1
                  Kahului              1
                  Kihei                1
                  Lahaina              1

Idaho             Boise                                                                          1(3)

Illinois          Barrington           2
                  Carol Stream         2
                  Chicago             27                                                          2
                  Elgin                2
                  Gurnee               2
                  Joliet               2
                  Lake Zurich          2
                  Naperville           2
                  Rockford             3
                  Woodstock            2

Indiana           Evansville                             1(80)                                    1
                  Fort Wayne           4
                  Indianapolis         1                                                          1
                  Jeffersonville       1
                  La Porte             1
                  Muncie               3
                  New Albany           1
                  South Bend           1
                  Warsaw               1

Iowa              Des Moines           3

Kansas            Kansas City          2
                  Great Bend           1

Kentucky          Edgewood                               1(40)
                  Lexington                                                                       1
                  Louisville           2                                                          1

Louisiana         Baton Rouge          1                 1(43)
                  Metaire              1
                  New Orleans                                                                     1
                  Shreveport                                                                                            1

Maine             Bangor               2

Maryland          Annapolis            2
                  Baltimore            8                                                          4
                  Chevy Chase          1                                                                    1
                  Hagerstown           1
                  Rockville            1                                                          1         1
                  Salisbury            1                 1(44)
                  Severna Park         1
                  Wheaton                                                                                   1

Massachusetts     Abington             1
                  Springfield                                                                     1





                                   Outpatient           Inpatient
                                 Rehabilitation      Rehabilitation           Medical          Surgery  Diagnostic     Other
State             Market           Centers(1)     Facilities (Beds)(2)   Centers (Beds)(2)     Centers    Centers    Services
-----             ------           ----------     --------------------   -----------------     -------    -------    --------

Michigan          Marquette                                                                       1
                  Monroe               1

Mississippi       Jackson              1
                  Pascagoula           1
                  Meridian             1

Missouri          Blue Springs         1
                  Brentwood            1
                  Bridgeton            1
                  Cape Girardeau       3
                  Chesterfield                                                                    1
                  Columbia             2
                  Kansas City          2                 2(21)                                                          1
                  Lake Ozark           1
                  Springfield          3
                  St. Joseph                                                                      1
                  St. Louis           16                 1(26)                                    4                     2

Nebraska          Omaha                2

Nevada            Las Vegas            3

New Hampshire     Bedford              3
                  Concord                                1(100)
                  Dover                2
                  Manchester           1
                  Somersworth          1

New Jersey        Atlantic City                                                                                         1
                  Bridgewater          1                                                                                1
                  Brunswick            1                 1(15)
                  Edison               2
                  Emerson              2
                  Haddonfield                                                                                           1
                  Linden               2
                  Madison              1
                  Monahawkin           1
                  Mt. Laurel                                                                      1
                  Newton               1
                  North Bergen         1
                  Paramus              2
                  Roseland                                                                        1
                  Sparta               1
                  Succasunna           1
                  Tinton Falls         1
                  Toms River           1                 1(155)

New Mexico        Albuquerque          3                 1(60)                                    1

New York          Albany               1
                  Great Neck           2
                  Huntington           1
                  Liverpool            1
                  Monsey               2
                  New York             2
                  Orangeburg           1
                  Pulaski              1




                                   Outpatient           Inpatient
                                 Rehabilitation      Rehabilitation           Medical          Surgery  Diagnostic     Other
State             Market           Centers(1)     Facilities (Beds)(2)   Centers (Beds)(2)     Centers    Centers    Services
-----             ------           ----------     --------------------   -----------------     -------    -------    --------

                  Syracuse             1

North Carolina    Asheville            1
                  Chapel Hill          1
                  Charlotte            1                                                          1
                  Concord              1
                  Durham               1
                  Greensboro           1
                  Kinston                                1(17)
                  Marion               1
                  Monroe               1
                  Raleigh              2                                                          1
                  Shelby               1
                  Statesville          1
                  Wilmington           1
                  Wilson                                                                          1

Ohio              Ashtabula            1
                  Centerville          2
                  Cincinnati                                                                      1
                  Columbus             5
                  Cuyahoga Falls       1
                  Dayton               2
                  Dublin               1
                  Fairlawn             1
                  Independence         1
                  Lorain               5
                  Oregon               2
                  Toledo               2
                  Westerville          1

Oklahoma          Ada                  2
                  Oklahoma City        4                 1(111)                2                  1
                  Tulsa                2                                       1
                  Weatherford          1

Pennsylvania      Altoona              2                 1(66)
                  Camp Hill                                                    1
                  Erie                 1                 2(207)
                  Harrisburg           3
                  Lancaster                                                    1
                  Mechanicsburg        2                 2(201)
                  Mt. Pleasant                                                 1
                  Paoli                                                        1
                  Pittsburgh           6                 1(89)
                  Pleasant Gap         4                 1(88)
                  Scranton                                                     1
                  Springfield                                                                                           1
                  York                 3                 1(88)

South Carolina    Charleston           1                 1(36)                 1
                  Columbia             3                 1(89)
                  Florence             1                 1(88)
                  Greenville                                                   1
                  Goose Creek          1
                  Lancaster                              2(54)




                                   Outpatient           Inpatient
                                 Rehabilitation      Rehabilitation           Medical          Surgery  Diagnostic     Other
State             Market           Centers(1)     Facilities (Beds)(2)   Centers (Beds)(2)     Centers    Centers    Services
-----             ------           ----------     --------------------   -----------------     -------    -------    --------


Tennessee         Chattanooga          2                 1(80)                                    2
                  Clarksville                                                                     1
                  Kingsport                              1(50)
                  Knoxville            2                                                          1
                  Dyersburg            1
                  Collierville         1
                  Union City           1
                  Martin                                 1(40)
                  Memphis              4                 1(80)                                    1
                  Nashville            2                 1(80)                                    1         1

Texas             Allen                1
                  Amarillo                                                                        1
                  Arlington            2                 1(60)                                    1
                  Austin               7                 1(80)                                    1
                  Beaumont                                                                        1
                  Dallas               9                 3(173)                1(96)              1         1           1
                  El Paso                                                                         1                     1
                  Fort Worth           5                 1(60)                                    1                     1
                  Houston             11                 2(186)                                   4         1           1
                  Midland                                1(60)
                  San Antonio          2                 3(127)                                   2                     5
                  Stafford                                                                        1
                  Texarkana            1                 1(60)
                  Victoria             1
                  Waco                 2
                  Wylie                1                                                                    1

Utah              Salt Lake City                                                                  1
                  Sandy                1                 1(86)

Virginia          Alexandria           1
                  Arlington            1
                  Falls Church                                                                              1
                  Norfolk              1
                  Richmond             2                 3(84)                 1(200)             1                     1
                  Roanoke              1
                  Virginia Beach       3
                  Warrenton            1

Washington        Seattle             20                                                          1
                  Tacoma               3

West Virginia     Beckley              1
                  Huntington                             1(40)
                  Morgantown                             1(80)
                  Parkersburg                            1(40)
                  Princeton                              1(40)

Wisconsin         Eau Claire                                                                      1
                  Green Bay            1
                  Oshkosh                                                                         1
                  Wausau                                                                          1
                  Wauwatosa                                                                       1
______________________

(1) Includes freestanding outpatient centers and their satellites and outpatient satellites of inpatient rehabilitation facilities.
(2) "Beds" refers to the number of beds for which a license or certificate of need has been granted, which may vary materially from beds available for use.
(3)     Under construction.

Item 3.  Legal Proceedings.

         In the ordinary course of its business, the Company may be subject, from time to time, to claims and legal actions by patients and others. The Company does not believe that any such pending actions, if adversely decided, would have a material adverse effect on its financial condition. See Item 1, "Business -- Insurance" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the Company's insurance coverage arrangements.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

         On January 17, 1996, a Special Meeting of Stockholders of the Company was held, at which the following actions were taken:

         1. The shares of Common Stock represented at the Special Meeting were voted in favor of the merger with SCA as follows:

        NUMBER
        VOTING                      FOR             AGAINST          ABSTAIN
        ------                      ---             -------          -------

      69,296,381                68,987,300          138,189          170,892

         2. The shares of Common Stock represented at the Special Meeting were voted for the approval of an Amendment to the Restated Certificate of Incorporation of the Company to increase the authorized shares of Common Stock to 250,000,000 shares as follows:

        NUMBER
        VOTING                      FOR             AGAINST          ABSTAIN
        ------                      ---             -------          -------

      71,658,079                70,713,604          750,958          193,517

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock is listed for trading on the New York Stock Exchange (Symbol: HRC). The following table sets forth for the fiscal periods indicated the high and low reported sale prices for the Company's Common Stock as reported on the NYSE Composite Transactions Tape. All prices shown have been adjusted for a two-for-one stock split effected in the form of a 100% stock dividend paid on April 17, 1995.

                                                                                                  Reported
                                                                                                 Sale Price
                                                                                           High             Low
         1994

         First Quarter................................................................   $  16.13        $  11.69
         Second Quarter...............................................................      17.32           12.63
         Third Quarter................................................................      19.69           12.88
         Fourth Quarter...............................................................      19.32           16.13

         1995

         First Quarter................................................................   $  20.44        $  18.06
         Second Quarter...............................................................      21.63           16.32
         Third Quarter................................................................      25.75           17.25
         Fourth Quarter...............................................................      32.38           22.50

                                             -------------------------

         The closing price for the Common Stock on the New York Stock Exchange on March 21, 1996, was $36-5/8.

         There were approximately 4,413 holders of record of the Common Stock as of March 21, 1996, excluding those shares held by depository companies for certain beneficial owners.

         The Company has never paid cash dividends on its Common Stock and does not anticipate the payment of cash dividends in the foreseeable future. The Company currently anticipates that any future earnings will be retained to finance the Company's operations.

Item 6.  Selected Financial Data.

         Set forth below is a summary of selected consolidated financial data for the Company for the years indicated. All amounts have been restated to reflect the effects of the 1994 ReLife acquisition and the 1995 SHC and SSCI acquisitions, each of which was accounted for as a pooling of interests.

                                                                              Year Ended December 31,
                                                ----------------------------------------------------------------------------------
                                                    1991             1992             1993               1994              1995
                                                -----------       ----------      ------------        -----------        ---------
                                                                       (in thousands, except per share data)
Income Statement Data:

  Revenues                                  $     277,655     $     503,657    $    678,425       $   1,274,365      $   1,556,687
  Operating expenses:
      Operating units                             200,350           373,984         486,546             930,845          1,087,554
      Corporate general and administrative         10,901            17,354          26,593              48,606             42,514
  Provision for doubtful accounts                   6,092            13,431          17,947              27,646             31,637
  Depreciation and amortization                    15,115            30,019          47,827              89,305            121,195
  Interest expense                                 10,507            12,667          19,107              66,874             91,693
  Interest income                                  (5,835)           (5,434)         (4,352)             (4,566)            (5,879)
  Merger and acquisition related expenses (1)        ----              ----             333               6,520             34,159
  Loss on impairment of assets (2)                   ----              ----            ----              10,500             11,192
  Loss on abandonment of computer project (2)        ----              ----            ----               4,500               ----
  NME Selected Hospitals Acquisition
      related expense  (2)                           ----              ----          49,742                ----               ----
  Terminated merger expense                          ----             3,665            ----                ----               ----
  Gain on sale of partnership interest               ----              ----          (1,400)               ----               ----
                                            -------------     -------------    -------------      -------------      -------------
                                                  237,130           445,686         642,343           1,180,230          1,414,065

  Income before income taxes and
      minority interests                           40,525            57,971          36,082              94,135            142,622
  Provision for income taxes                       13,582            18,842          12,062              34,778             48,091
                                            -------------     -------------    ------------       -------------      -------------
  Income before minority interests                 26,943            39,129          24,020              59,357             94,531
  Minority interests                                1,272             4,430           6,684               8,864             15,582
                                            --------------    --------------   -------------      --------------     --------------

      Net income                            $      25,671     $      34,699    $     17,336       $      50,493      $      78,949
                                            =============     =============    ============       =============      =============

  Weighted average common and common
      equivalent shares outstanding (3)            57,390            75,988          79,484              86,461             94,246
                                            =============     =============    ============       =============      =============
  Net income per common and common
      equivalent share(3)                   $        0.45     $        0.46    $       0.22       $        0.58      $        0.84
                                            =============     =============    ============       =============      =============
  Net income per common share--
      assuming full dilution(3)(4)          $        0.43     $         N/A    $        N/A       $        0.58      $        0.82
                                            =============     =============    ============       =============      =============



                                                                                 December 31,
                                                   1991              1992            1993              1994             1995
                                                ----------      -------------    ------------       -----------      ---------
Balance Sheet Data:

  Cash and marketable securities            $     126,508     $     113,268    $     94,084     $      90,066    $     108,973
  Working capital                                 184,729           210,217         216,670           236,877          327,474
  Total assets                                    503,797           818,089       1,487,772         1,778,939        2,460,129
  Long-term debt(5)                               171,275           343,477         906,972         1,052,064        1,281,287
  Stockholders' equity                            302,176           402,369         431,811           504,223          927,710

___________________

(1) Expenses related to SHC's Ballas Merger in 1993, the ReLife and Heritage Acquisitions in 1994 and the SHC, SSCI and NovaCare Rehabilitation Hospitals Acquisition in 1995.
(2) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements".
(3) Adjusted to reflect a three-for-two stock split effected in the form of a 50% stock dividend paid on December 31, 1991 and a two-for-one stock split effected in the form of a 100% stock dividend paid on April 17, 1995.
(4) Fully-diluted earnings per share in 1991 reflects shares reserved for issuance upon exercise of dilutive stock options and shares reserved for issuance upon conversion of HEALTHSOUTH's 7 3/4% Convertible Subordinated Debentures due 2014, all of which were converted into Common Stock prior to June 3, 1991. Fully-diluted earnings per share in 1994 and 1995 reflect shares reserved for issuance upon conversion of HEALTHSOUTH's 5% Convertible Subordinated Debentures due 2001.
(5)   Includes current portion of long-term debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


General

         The following discussion is intended to facilitate the understanding and assessment of significant changes and trends related to the results of operations and financial condition of the Company, including certain factors related to recent acquisitions by the Company, the timing and nature of which have significantly affected the Company's results of operations. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

         The Company completed the following acquisitions over the last two years:

         o On December 31, 1993, HEALTHSOUTH acquired substantially all of the assets of the rehabilitation services division of National Medical Enterprises, Inc. (the "NME Selected Hospitals Acquisition"). The purchase price was approximately $315,000,000, plus net working capital. The Company acquired 28 inpatient rehabilitation facilities, with an aggregate of 2,296 licensed beds, and 45 outpatient rehabilitation centers.

         o On December 29, 1994, HEALTHSOUTH acquired ReLife, Inc. (the "ReLife Acquisition"). A total of 11,025,290 shares of HEALTHSOUTH Common Stock were issued in the transaction, representing  a  value  of  $180,000,000  at the  time  of the acquisition. At that time, ReLife operated 31 inpatient facilities with an aggregate of 1,102 licensed beds, including nine free-standing rehabilitation hospitals, nine acute rehabilitation units, five sub-acute rehabilitation units, seven transitional living units and one residential facility, and also provided outpatient rehabilitation services at 12 centers.

         o Effective April 1, 1995, HEALTHSOUTH purchased the operations of the rehabilitation hospital division of NovaCare, Inc. (the "NovaCare Rehabilitation Hospitals Acquisition"). The purchase price was approximately $235,000,000. The NovaCare Rehabilitation Hospitals consisted of 11 rehabilitation hospitals in seven states, 12 other facilities and two Certificates of Need.

         o On June 13, 1995, HEALTHSOUTH acquired Surgical Health Corporation (the "SHC Acquisition"). A total of 8,531,480 shares of HEALTHSOUTH Common Stock were issued in the transaction, representing a value of $155,000,000 at the time of the acquisition. The Company also purchased SHC's $75,000,000 aggregate principal amount of 11.5% Senior Subordinated Notes due 2004 for an aggregate consideration of approximately $86,000,000. At that time, SHC operated a network of 36 free-standing surgery centers in 11 states, and five mobile lithotripsy units.

         o On October 26, 1995, HEALTHSOUTH acquired Sutter Surgery Centers, Inc. (the "SSCI Acquisition"). A total of 1,776,001 shares of HEALTHSOUTH Common Stock were issued in the transaction, representing a value of $44,444,000 at the time of the acquisition. At that time, SSCI operated a network of 12 freestanding surgery centers in three states, with an aggregate of 54 operating and procedure rooms.

         o On December 1, 1995, HEALTHSOUTH acquired Caremark Orthopedic Services Inc. (the "Caremark Acquisition"). The purchase price was approximately $127,500,000. At that time Caremark owned and operated approximately 120 outpatient rehabilitation centers in thirteen states.

         The NME Selected Hospitals Acquisition, the NovaCare Rehabilitation Hospitals Acquisition and the Caremark Acquisition each were accounted for under the purchase method of accounting and, accordingly, such operations are included in the Company's consolidated financial information from their respective dates of acquisition. The ReLife Acquisition, the SHC Acquisition and the SSCI Acquisition were each accounted for as a pooling of interests and, with the exception of data set forth relating to revenues derived from Medicare and Medicaid, all amounts shown in the following discussion have been restated to reflect such acquisitions. ReLife, SHC and SSCI did not separately track such revenues. The results of operations of SHC in turn reflect SHC's 1994 acquisition of Heritage Surgical Corporation (the "Heritage Acquisition"), which also was accounted for as a pooling of interests.

         As described below under " -- Liquidity and Capital Resources", in the fourth quarter of 1995, the Company entered into agreements to acquire Surgical Care Affiliates, Inc. and Advantage Health Corporation through mergers. These transactions were consummated during the first quarter of 1996, and are not reflected in the following discussion.

         The Company determines the amortization period of the cost in excess of net asset value of purchased facilities based on an evaluation of the facts and circumstances of each individual purchase transaction. The evaluation includes an analysis of historic and projected financial performance, an evaluation of the estimated useful life of the buildings and fixed assets acquired, the indefinite useful life of certificates of need and licenses acquired, the competition within local markets, lease terms where applicable, and the legal terms of partnerships where applicable. The Company utilizes independent appraisers and relies on its own management expertise in evaluating each of the factors noted above. With respect to the carrying value of the excess of cost over net asset value of purchased facilities and other intangible assets, the Company determines on a quarterly basis whether an impairment event has occurred by considering factors such as the market value of the asset, a significant adverse change in legal factors or in the business climate, adverse action by regulators, history of operating losses or cash flow losses, or a projection of continuing losses associated with an operating entity. The carrying value of excess cost over net asset value of purchased facilities and other intangible assets will be evaluated if the facts and circumstances suggest that it has been impaired. If this evaluation indicates that the value of the asset will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, an impairment loss is calculated based on the excess of the carrying value of the asset over the asset's fair value.

         Governmental, commercial and private payors have increasingly recognized the need to contain their costs for healthcare services. These payors, accordingly, are turning to closer monitoring of services, prior authorization requirements, utilization review and increased utilization of outpatient services. During the periods discussed below, the Company has experienced an increased effort by these payors to contain costs through negotiated discount pricing. The Company views these efforts as an opportunity to demonstrate the effectiveness of its clinical programs and its ability to provide its rehabilitative healthcare services efficiently. The Company has entered into a number of contracts with payors to provide services and has realized an increased volume of patients as a result.

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

Results of Operations of the Company

Twelve-Month Periods Ended December 31, 1993 and 1994

         The  Company  operated  238  outpatient   rehabilitation  locations  at
December 31, 1994, compared to 171 outpatient rehabilitation locations at December 31, 1993. In addition, the Company operated 66 inpatient facilities, 47 surgery centers and five medical centers at December 31, 1994, compared to 39 inpatient facilities, 39 surgery centers and four medical centers at December 31, 1993.

         The Company's operations generated revenues of $1,274,365,000 in 1994, an increase of $595,940,000, or 87.8%, as compared to 1993 revenues. Same store revenues for the twelve months ended December 31, 1994 were $784,884,000, an increase of $106,459,000, or 15.7%, as compared to the same period in 1993. New store revenues for 1994 were $489,481,000. New store revenues primarily reflect the 28 inpatient rehabilitation facilities and 45 associated outpatient rehabilitation locations associated with the NME Selected Hospitals Acquisition. The increase in revenues is primarily attributable to the addition of these operations and increases in patient volume. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 41.0% and 3.2% of revenues for 1994, compared to 30.6% and 1.0% of revenues for 1993. The increase in Medicare revenues is primarily attributable to the NME Selected Hospitals Acquisition, since the acquired facilities had a greater proportion of Medicare patients than the Company's historical experience in its existing facilities. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During 1994, same store outpatient visits, inpatient days and surgery center cases increased 21.8%, 23.0% and 5.0%, respectively. Revenue per outpatient visit, inpatient day and surgery case for the same store operations increased (decreased) by (7.8)%, (8.4)% and 0.9%, respectively.

         Operating expenses, at the operating unit level, were $930,845,000, or 73.0% of revenues, for 1994, compared to 71.7% of revenues for 1993. Same store operating expenses for 1994 were $588,048,000, or 74.9% of related revenues. New store operating expenses were $342,797,000, or 70.0% of related revenues. Corporate general and administrative expenses increased from $26,593,000 in 1993 to $48,606,000 in 1994. As a percentage of revenues, corporate general and administrative expense decreased from 3.9% in 1993 to 3.8% in 1994. Total operating expenses were $979,451,000, or 76.9% of revenues, for 1994, compared to $513,139,000, or 75.6% of revenues, for 1993. The provision for doubtful accounts was $27,646,000, or 2.2% of revenues, for 1994, compared to $17,947,000, or 2.6% of revenues, for 1993.

         Depreciation and amortization expense was $89,305,000 for 1994, compared to $47,827,000 for 1993. The increase represents the investment in additional assets by the Company. Interest expense increased to $66,874,000 in 1994, compared to $19,107,000 for 1993, primarily because of the increased borrowings during the year under the Company's revolving line of credit, the issuance of $250,000,000 principal amount of 9.5% Senior Subordinated Notes due 2001 and the issuance of $115,000,000 principal amount of 5% Convertible Subordinated Debentures due 2001. For 1994, interest income was $4,566,000, compared to $4,352,000 for 1993.

         As a result of the NME Selected Hospitals Acquisition, the Company recognized an expense of approximately $49,742,000 during the year ended December 31, 1993. By recognizing this expense, the Company accrued approximately $3,000,000 for costs related to certain employee separations and relocations. In addition, the Company provided approximately $39,000,000 for the write-down of certain assets to net realizable value as the result of planned facility consolidations, and approximately $7,700,000 for the write-off of certain capitalized development projects. The consolidations are applicable in selected markets where the Company's services overlap with those of the acquired facilities. The costs of development projects in certain target markets that were previously capitalized were written off due to the acquisition of NME facilities in or near those markets. For further discussion, see Note 10 of "Notes to Consolidated Financial Statements".

         During 1994 and 1995, the Company completed the implementation of the plan of consolidation related to the NME Selected Hospitals Acquisition. The accrual for costs related to employee separations was increased by $338,000 due to a change in estimate. This adjustment was charged to operations in 1994. The total accrual was then reduced by approximately $758,000 and $2,580,000 in actual employee separation costs during 1994 and 1995, respectively. In addition, assets with a net book value of $17,911,000 and $21,089,000 were written off against the $39,000,000 provided for in the plan during 1994 and 1995, respectively. Finally, the Company wrote off all of the $7,700,000 in capitalized development projects provided for in the plan during 1994.

         Merger and acquisition related expenses in 1994 of $6,520,000 represent costs incurred or accrued in connection with completing the ReLife Acquisition ($2,949,000) and the Heritage Acquisition ($3,571,000). For further discussion, see Note 2 of "Notes to Consolidated Financial Statements".

         During 1994, the Company recognized a $10,500,000 loss on impairment of assets. This amount relates to the termination of a ReLife management contract and a permanently damaged ReLife facility. The Company determined not to attempt to reopen such damaged facility because, under its existing licensure, the facility was not consistent with the Company's plans. Also during 1994, the Company recognized a $4,500,000 loss on abandonment of a ReLife computer project. For further discussion, see Note 15 of "Notes to Consolidated Financial Statements".

         Income before minority interests and income taxes for 1994 was $94,135,000, compared to $36,082,000 for 1993. Minority interests reduced income before income taxes by $8,864,000 in 1994, compared to $6,684,000 in 1993. The provision for income taxes for 1994 was $34,778,000, compared to $12,062,000 for 1993, resulting in effective tax rates of 40.8% for 1994 and 41.0% for 1993. Net income for 1994 was $50,493,000.

Twelve-Month Periods Ended December 31, 1994 and 1995

         The  Company  operated  473  outpatient   rehabilitation  locations  at
December 31, 1995, compared to 238 outpatient rehabilitation locations at December 31, 1994. In addition, the Company operated 77 inpatient facilities, 56 surgery centers and five medical centers at December 31, 1995, compared to 66 inpatient facilities, 47 surgery centers and five medical centers at December 31, 1994.

         The Company's operations generated revenues of $1,556,687,000 in 1995, an increase of $282,322,000, or 22.2%, as compared to 1994 revenues. Same store revenues for the twelve months ended December 31, 1995 were $1,410,278,000, an increase of $135,913,000, or 10.7%, as compared to the same period in 1994. New store revenues for 1995 were $146,409,000. New store revenues reflect (1) the 11 rehabilitation hospitals and 12 other facilities associated with the Novacare Rehabilitation Hospitals Acquisition, (2) the 120 outpatient rehabilitation centers associated with the Caremark Acquisition, (3) the acquisition of one surgery center and one outpatient diagnostic imaging operation, and (4) the acquisition of outpatient rehabilitation operations in 31 new markets. See Note 10 of "Notes to Consolidated Financial Statements". The increase in revenues is primarily attributable to the addition of these operations and increases in patient volume. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 40.0% and 2.5% of total revenues for 1995, compared to 41.0% and 3.2% of total revenues for 1994. Revenues from any other single third-party payor were not significant in relation to the Company's total revenues. During 1995, same store outpatient visits, inpatient days and surgery center cases increased 24.6%, 11.0% and 12.0%, respectively. Revenue per outpatient visit, inpatient day and surgery case for same store operations increased (decreased) by (0.8%), 1.4% and (0.2%), respectively. These decreases were offset by increased volume from managed care and national accounts and by control of expenses.

         Operating expenses, at the operating unit level, were $1,087,554,000, or 69.9% of revenues, for 1995, compared to 73.0% of revenues for 1994. Same store operating expenses for 1995 were $983,709,000, or 69.8% of related revenues. New store operating expenses were $103,845,000, or 70.9% of related revenues. Corporate general and administrative expenses decreased from
$48,606,000  in 1994 to  $42,514,000  in  1995.  As a  percentage  of  revenues, corporate general and administrative expenses decreased from 3.8% in 1994 to 2.7% in 1995. Total operating expenses were $1,130,068,000, or 72.6% of revenues, for 1995, compared to $979,451,000, or 76.9%
of revenues, for 1994. The provision for doubtful accounts was $31,637,000, or 2.0% of revenues, for 1995, compared to $27,646,000, or 2.2% of revenues, for 1994.

         Depreciation and amortization expense was $121,195,000 for 1995, compared to $89,305,000 for 1994. The increase resulted from the investment in additional assets by the Company. Interest expense increased to $91,693,000 in 1995, compared to $66,874,000 for 1994, primarily because of the increased average borrowings during 1995 under the Company's revolving line of credit. For 1995, interest income was $5,879,000 compared to $4,566,000 for 1994.

         As a result of the NovaCare and SHC acquisitions, the Company recognized $29,194,000 in merger and acquisition related expenses during the second quarter of 1995. Fees related to legal, accounting and financial advisory services accounted for $3,400,000 of the expense. Costs and expenses related to the purchase of the SHC Notes (see "--Liquidity and Capital Resources" and Note 7 of "Notes to Consolidated Financial Statements") totaled $14,606,000. Accruals for employee separations were approximately $1,188,000. In addition, the Company provided approximately $10,000,000 for the write-down of certain assets to net realizable value as the result of a planned facility consolidation. The consolidation is applicable in a market where the Company's existing services overlap with those of an acquired facility. The planned employee separations and facility consolidation were completed by the end of 1995.

         In the fourth quarter of 1995, the Company incurred direct costs and expenses of $4,965,000 in connection with the SSCI Acquisition. These expenses consist primarily of fees related to legal, accounting and financial advisory services and are included in merger and acquisition related expenses for the year ended December 31, 1995.

         Also during 1995, the Company recognized an $11,192,000 loss on impairment of assets. The impaired assets relate to six SHC facilities in which the projected undiscounted cash flows did not support the book value of the long-lived assets of such facilities. See Note 15 of "Notes to Consolidated Financial Statements".

         Income before minority interests and income taxes for 1995 was $142,622,000, compared to $94,135,000 for 1994. Minority interests reduced income before income taxes by $15,582,000, compared to $8,864,000 for 1994. The provision for income taxes for 1995 was $48,091,000, compared to $34,778,000 for 1994, resulting in effective tax rates of 37.9% for 1995 and 40.8% for 1994. Net income for 1995 was $78,949,000.

Liquidity and Capital Resources

         At December 31, 1995, the Company had working capital of $327,474,000, including cash and marketable securities of $108,973,000. Working capital at December 31, 1994 was $236,877,000, including cash and marketable securities of $90,066,000. For 1995, cash provided by operations was $217,282,000, compared to $151,826,000 for 1994. The Company used $705,557,000 for investing activities during 1995, compared to $272,479,000 for 1994. Additions to property, plant and equipment and acquisitions accounted for $145,820,000 and $463,105,000, respectively, during 1995. Those same investing activities accounted for $161,728,000 and $89,266,000, respectively, in 1994. Financing activities provided $515,238,000 and $108,975,000 during 1995 and 1994, respectively. Net borrowing proceeds (borrowings less principal reductions) for 1995 and 1994 were $193,812,000 and $105,890,000, respectively.

         Net accounts receivable were $336,818,000 at December 31, 1995, compared to $246,983,000 at December 31, 1994. The number of days of average revenues in average receivables was 65.7 at December 31, 1995, compared to 61.8 at December 31, 1994. The increase is primarily attributable to approximately $68,300,000 in net accounts receivable obtained through acquisitions during 1995, since the days' revenues in net accounts receivable of the acquired facilities was generally greater than the Company's historical experience in its existing facilities.

         The Company has a $1,000,000,000 revolving line of credit with NationsBank, N.A. (Carolinas) and 28 other participating banks. Interest is paid based on LIBOR plus a predetermined margin, a base rate or competitively bid rates from the participating banks. This credit facility has a maturity date of October 1, 2000. The Company provided a negative pledge on all assets and granted the banks a first priority security interest in all shares of stock of its subsidiaries and rights and interests in its controlled partnerships. The effective interest rate on the average outstanding balance under the revolving line of credit was 7.01% for the twelve months ended December 31, 1995, compared to the average prime rate of 8.83% during the same period. At December 31, 1995, the Company had drawn $790,000,000 under its revolving line of credit. The Company is currently seeking an amendment to the credit facility which would extend the maturity date to April 1, 2001 and release the first priority security interest in all shares of stock of its subsidiaries and rights and interests in its controlled partnerships.

         On June 20, 1995, the Company purchased $67,500,000 of the $75,000,000 outstanding principal amount of 11.5% Senior Subordinated Notes due 2004 of SHC for 115% of the face value of the Notes. In July 1995, the remaining $7,500,000 balance was purchased on the open market. See Note 7 of "Notes to Consolidated Financial Statements".

         The Company intends to pursue the acquisition or development of additional healthcare operations, including comprehensive outpatient rehabilitation facilities, inpatient rehabilitation facilities, ambulatory surgery centers and companies engaged in the provision of rehabilitation-related services, and to expand certain of its existing facilities. While it is not possible to estimate precisely the amounts which will actually be expended in the foregoing areas, the Company anticipates that over the next twelve months, it will spend approximately $30,000,000 on maintenance and expansion of its existing facilities and approximately $150,000,000 on development of the Integrated Service Model. See Item 1, "Business -- Company Strategy".

         On October 9, 1995,  the Company  entered into a Plan and  Agreement of
Merger with Surgical Care Affiliates, Inc. ("SCA"), pursuant to which the Company agreed to acquire SCA through a stock-for-stock merger to be accounted for as a pooling of interests. SCA operates 67 surgery centers (with an additional 10 under development or construction) in 24 states. Under the terms of the Plan and Agreement of Merger, the Company issued 1.1726 shares of its Common Stock for each share of SCA's common stock. The transaction was consummated on January 17, 1996. See Note 16 of "Notes to Consolidated Financial Statements".

         On December 16, 1995, the Company entered into an Agreement and Plan of Merger with Advantage Health Corporation ("Advantage Health"), pursuant to which the Company agreed to acquire Advantage Health through a stock-for-stock merger to be accounted for as a pooling of interests. Advantage Health operates a network of approximately 150 sites of service, including four freestanding rehabilitation hospitals, one freestanding multi-use hospital, one nursing home, 68 outpatient rehabilitation facilities, 14 inpatient managed rehabilitation units, 24 rehabilitation services management contracts and six managed sub-acute rehabilitation units. Under the terms of the Agreement and Plan of Merger, the Company issued 1.3768 shares of its Common Stock for each share of Advantage Health's common stock. The transaction was consummated on March 14, 1996. See
Note 16 of "Notes to Consolidated Financial Statements".

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

         Inflation in recent years has not had a significant effect of the Company's business, and is not expected to adversely affect the Company in the future unless it increases significantly.

         Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements. In addition, the Company, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting the Company's best judgment based upon current information and involve a number of risks and uncertainties, and there can be no assurance that other factors will not affect the accuracy of such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, changes in the regulation of the healthcare industry at either or both of the federal and state levels, changes in reimbursement for the Company's services by governmental or private payors, competitive pressures in the healthcare industry and the Company's response thereto, the Company's ability to obtain and retain favorable arrangements with third-party payors, unanticipated delays in the Company's implementation of its Integrated Service Model, general conditions in the economy and capital markets, and other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements.

Item 8.  Financial Statements and Supplementary Data.

         Consolidated   financial   statements   of  the  Company   meeting  the
requirements of Regulation S-X are filed on the succeeding pages of this Item 8 of this Annual Report on Form 10-K, as listed below:

                                                                            Page
                                                                            ----

          Report of Independent Auditors                                     33

          Consolidated Balance Sheets as of December 31, 1994 and 1995       34

          Consolidated Statements of Income for the Years Ended
          December 31, 1993, 1994 and 1995                                   36

          Consolidated Statements of Stockholders' Equity for the
          Years Ended December 31, 1993, 1994 and 1995                       37

          Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1993, 1994 and 1995                                   38

          Notes to Consolidated Financial Statements                         40

          Other financial statements and schedules required under Regulation S-X are listed in Item 14(a)2, and filed under Item 14(d), of this Annual Report on Form 10-K.


Quarterly Results (Unaudited)

         Set forth below is certain summary information with respect to the Company's operations for the last eight fiscal quarters. All amounts have been restated to reflect the effects of the 1994 ReLife acquisition and the 1995 acquisitions of SHC and SSCI which were accounted for as poolings of interests. All per share amounts have been adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend paid on April 17, 1995.

                                                                           1994
                                              -----------------------------------------------------------------
                                                1st                 2nd               3rd                 4th
                                              Quarter             Quarter           Quarter             Quarter
                                              -------             -------           -------             -------
                                                           (In thousands, except per share data)

  Revenues                                  $  291,554          $  311,759         $ 327,312           $ 343,740
  Net income                                    13,198              16,451            16,220               4,624
  Net income per common and
      common equivalent share                     0.16                0.18              0.19                0.05
  Net income per common share --
      assuming full dilution                       N/A                 N/A               N/A                0.05


                                                                            1995
                                             -----------------------------------------------------------------
                                                1st                 2nd               3rd                 4th
                                              Quarter             Quarter           Quarter             Quarter
                                              -------             -------           -------             -------
                                                           (In thousands, except per share data)
  Revenues                                  $  347,421          $  389,974         $ 402,162           $ 417,130
  Net income (loss)                             20,237              (1,888)           27,601              32,999
  Net income (loss) per common and
      common equivalent share                     0.23               (0.02)             0.30                0.33
  Net income (loss) per common share --
      assuming full dilution                      0.23               (0.02)             0.29                0.32

                  Report of Ernst & Young, Independent Auditors

The Board of Directors
HEALTHSOUTH Corporation

We have audited the accompanying consolidated balance sheets of HEALTHSOUTH Rehabilitation Corporation and Subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HEALTHSOUTH Rehabilitation Corporation and Subsidiaries at December 31, 1994 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        ERNST & YOUNG LLP




Birmingham, Alabama
February 14, 1995

                    HEALTHSOUTH Corporation and Subsidiaries


                           Consolidated Balance Sheets



                                                                              December 31
                                                              ---------------------------------------------
                                                                       1994                  1995
                                                              ---------------------------------------------
                                                                             (In thousands)
Assets
Current assets:
   Cash and cash equivalents (Note 3)                            $        73,438       $       104,896
   Other marketable securities (Note 3)                                   16,628                 4,077
   Accounts receivable, net of allowances for doubtful
     accounts and contractual adjustments of $147,436,000
     in 1994 and $212,972,000 in 1995                                    246,983               336,818
   Inventories                                                            27,398                33,504
   Prepaid expenses and other current assets                              69,092                70,888
   Deferred income taxes (Note 11)                                         3,073                13,257
                                                              ---------------------------------------------
Total current assets                                                     436,612               563,440

Other assets:
   Loans to officers                                                       1,240                 1,525
   Other (Note 4)                                                         41,834                60,437
                                                              ---------------------------------------------
                                                                          43,074                61,962

Property, plant and equipment, net (Note 5)                              872,795             1,100,212
Intangible assets, net (Note 6)                                          426,458               734,515








                                                              ---------------------------------------------
Total assets                                                     $     1,778,939       $     2,460,129
                                                              =============================================




                                                                              December 31
                                                              ---------------------------------------------
                                                                       1994                  1995
                                                              ---------------------------------------------
                                                                             (In thousands)

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                              $        88,413       $        90,427
   Salaries and wages payable                                             34,848                59,540
   Accrued interest payable and other liabilities                         57,351                58,086
   Current portion of long-term debt (Note 7)                             19,123                27,913
                                                              ---------------------------------------------
Total current liabilities                                                199,735               235,966

Long-term debt (Note 7)                                                1,032,941             1,253,374
Deferred income taxes (Note 11)                                            9,104                15,436
Other long-term liabilities (Note 15)                                      9,451                 5,375
Deferred revenue (Note 14)                                                 7,526                 1,525
Minority interests-limited partnerships (Note 9)                          15,959                20,743

Commitments and contingent liabilities (Note 12)

Stockholders' equity:
   Preferred Stock, $.10 par value-1,500,000 shares
     authorized; issued and outstanding-none                                   -                     -

   Common Stock, $.01 par value-150,000,000 shares
     authorized; issued-78,858,000 in 1994 and
     97,359,000 in 1995                                                      789                   974
   Additional paid-in capital                                            388,269               740,763
   Retained earnings                                                     138,205               208,653
   Treasury stock, at cost (91,000 shares)                                  (323)                 (323)
   Receivable from Employee Stock Ownership
     Plan                                                                (17,477)              (15,886)
   Notes receivable from stockholders                                     (5,240)               (6,471)
                                                              ---------------------------------------------
Total stockholders' equity                                               504,223               927,710
                                                              ---------------------------------------------
Total liabilities and stockholders' equity                       $     1,778,939       $     2,460,129
                                                              =============================================

See accompanying notes.

                    HEALTHSOUTH Corporation and Subsidiaries

                        Consolidated Statements of Income

                                                             Year ended December 31
                                        -------------------------------------------------------------------
                                                1993                  1994                  1995
                                        -------------------------------------------------------------------
                                                   (In thousands, except for per share amounts)

Revenues                                   $       678,425       $     1,274,365       $     1,556,687
Operating expenses:
   Operating units                                 486,546               930,845             1,087,554
   Corporate general and administrative             26,593                48,606                42,514
Provision for doubtful accounts                     17,947                27,646                31,637
Depreciation and amortization                       47,827                89,305               121,195
Interest expense                                    19,107                66,874                91,693
Interest income                                     (4,352)               (4,566)               (5,879)
Merger and acquisition related
   expenses (Notes 2 and 10)                           333                 6,520                34,159
Loss on impairment of assets (Note 15)                   -                10,500                11,192
Loss on abandonment of computer
   project (Note 15)                                     -                 4,500                     -
NME Selected Hospitals Acquisition
   related expense (Note 10)                        49,742                     -                     -
Gain on sale of partnership interest                (1,400)                    -                     -
                                        -------------------------------------------------------------------
                                                   642,343             1,180,230             1,414,065
                                        -------------------------------------------------------------------
Income before income taxes and
   minority interests                               36,082                94,135               142,622
Provision for income taxes
   (Note 11)                                        12,062                34,778                48,091
                                        -------------------------------------------------------------------
                                                    24,020                59,357                94,531
Minority interests                                   6,684                 8,864                15,582
                                        -------------------------------------------------------------------
Net income                                 $        17,336       $        50,493       $        78,949
                                        ===================================================================

Weighted average common and common
   equivalent shares outstanding                    79,484                86,461                94,246
                                        ===================================================================





                    HEALTHSOUTH Corporation and Subsidiaries

                        Consolidated Statements of Income



Net income per common and common
   equivalent share                        $         0.22        $         0.58        $         0.84
                                        ===================================================================

Net income per common share-assuming
   full dilution                           $          N/A        $         0.58        $         0.82
                                        ===================================================================

See accompanying notes.


                    HEALTHSOUTH Corporation and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                                                                                                              Notes
                                                            Additional                                      Receivable    Total
                                     Common     Common       Paid-In    Retained   Treasury     Receivable     from    Stockholders'
                                     Shares   Stock (Note 2)  Capital   Earnings    Stock        from ESOP  Stockholders  Equity
                                    -----------------------------------------------------------------------------------------------
                                                                          (In thousands)
Balance at December 31, 1992        $75,155     $ 752.3   $349,932.6  $ 77,305.7   $ (60.0)   $  (19,642.0)  $ (5,919.7) $402,368.9
Proceeds from exercise of
   options (Note 8)                     462         4.6      1,732.9         -         -               -            -       1,737.5
Proceeds from issuance of
   common shares                      1,074        10.7     13,987.9         -         -               -            -      13,998.6
Income tax benefits related
   to incentive stock options
   (Note 8)                               -         -          584.7         -         -               -            -         584.7
Reduction in Receivable from
   Employee Stock Ownership Plan          -         -            -           -         -             710.1          -         710.1
Payments received on stockholders'
   notes receivable                       -         -            -           -         -               -          429.7       429.7
Purchase of limited partnership
   units                                  -         -            -      (5,091.7)      -               -            -      (5,091.7)
Purchases of treasury stock             (20)        -            -           -      (263.0)            -            -        (263.0)
Net income                                -         -            -      17,336.0       -               -            -      17,336.0
                                    ------------------------------------------------------------------------------------------------
Balance at December 31, 1993         76,671       767.6    366,238.1    89,550.0    (323.0)      (18,931.9)    (5,490.0)  431,810.8
Proceeds from issuance of common
   shares at $27.17 per share            38         0.4        532.6         -         -               -            -         533.0
Proceeds from exercise of options
   (Note 8)                           2,080        20.8     15,349.4         -         -               -            -      15,370.2
Income tax benefits related to
   incentive stock options (Note 8)       -         -        6,469.6         -         -               -            -       6,469.6
Common shares exchanged in the
   exercise of options                  (22)       (0.2)      (321.2)        -         -               -            -        (321.4)
Reduction in receivable from
   Employee Stock Ownership Plan          -         -            -           -         -           1,455.0          -       1,455.0
Payments received on stockholders'
   notes receivable                       -         -            -           -         -               -          250.0       250.0
Purchase of limited partnership
   units                                  -         -            -      (1,838.0)      -               -            -      (1,838.0)
Net income                                -         -            -      50,493.4       -               -            -      50,493.4
                                    ------------------------------------------------------------------------------------------------
Balance at December 31, 1994         78,767       788.6    388,268.5   138,205.4    (323.0)      (17,476.9)    (5,240.0)  504,222.6

Adjustment for ReLife Merger
   (Note 2)                           2,732        27.3      7,113.7    (3,734.0)      -               -            -       3,407.0
Proceeds from issuance of common
   shares                            14,950       149.5    330,229.2         -         -               -            -     330,378.7
Proceeds from exercise of options
   (Note 8)                             819         8.2      8,498.8         -         -               -            -       8,507.0
Income tax benefits related to
   incentive stock options (Note 8)       -         -        6,653.3         -         -               -            -       6,653.3
Reduction in receivable from
   Employee Stock Ownership Plan          -         -            -           -         -           1,590.9          -       1,590.9
Increase in stockholders' notes
   receivable                             -         -            -           -         -               -      (1,231.0)    (1,231.0)
Purchase of limited partnership
   units                                  -         -            -      (4,767.3)      -               -            -      (4,767.3)
Net income                                -         -            -      78,949.1       -               -            -      78,949.1
                                    ================================================================================================
Balance at December 31, 1995      $  97,268     $ 973.6   $740,763.5  $208,653.2  $ (323.0)     $(15,886.0)  $(6,471.0)  $927,710.3
                                    ================================================================================================

See accompanying notes.

                    HEALTHSOUTH Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                    Year ended December 31
                                                     ------------------------------------------------------
                                                           1993              1994             1995
                                                     ------------------------------------------------------
                                                                        (In thousands)
Operating activities
Net income                                              $      17,336     $      50,493    $      78,949
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                             47,827            89,305          121,195
     Provision for doubtful accounts                           17,947            27,646           31,637
     Provision for losses on impairment of assets                   -            10,500           11,192
     Provision for losses on abandonment of
       computer project                                             -             4,500                -
     Merger and acquisition related expenses                        -                 -           34,159
     NME Selected Hospitals Acquisition related
       expense                                                 49,742                 -                -
     Income applicable to minority interests of
       limited partnerships                                     6,684             8,864           15,582
     Provision (benefit) for deferred income taxes             (5,718)           (1,770)             938
     Provision for deferred revenue                               (49)             (164)          (1,990)
     Gain on sale of property, plant and equipment                  -              (623)               -
     Gain on sale of partnership interests                     (1,400)                -                -
     Changes in operating assets and liabilities, net of
        effects of acquisitions:
         Accounts receivable                                  (31,493)          (78,400)         (52,661)
         Inventories, prepaid expenses and other
           current assets                                     (18,373)          (21,285)           3,153
         Accounts payable and accrued expenses                 (6,903)           62,760          (24,872)
                                                     ------------------------------------------------------
Net cash provided by operating activities                      75,600           151,826          217,282

Investing activities
Purchases of property, plant and equipment                   (131,929)         (161,728)        (145,820)
Proceeds from sale of property, plant and equipment                 -            68,330           14,541
Additions to intangible assets, net of effects of
   acquisitions                                               (39,333)          (59,311)        (114,381)
Assets obtained through acquisitions, net of
   liabilities assumed                                       (460,080)          (89,266)        (463,105)
Changes in other assets                                        (5,303)          (23,038)          (6,963)
Proceeds received on sale of other marketable
   securities                                                  20,554             1,660           21,097
Investments in other marketable securities                     (6,000)           (9,126)         (10,926)
                                                     ------------------------------------------------------
Net cash used in investing activities                        (622,091)         (272,479)        (705,557)

                    HEALTHSOUTH Corporation and Subsidiaries


                                                                    Year ended December 31
                                                     ------------------------------------------------------
                                                           1993              1994             1995
                                                     ------------------------------------------------------
                                                                        (In thousands)
Financing activities
Proceeds from borrowings                                $     557,657     $   1,045,471    $     610,700
Principal payments on long-term debt and leases               (33,086)         (939,581)        (416,888)
Proceeds from exercise of options                               1,736            13,895            8,508
Proceeds from issuance of common stock                         13,999               350          330,379
Purchase of treasury stock                                       (263)                -                -
Reduction in Receivable from Employee Stock
   Ownership Plan                                                 710             1,455            1,591
Payments received on (loans made to) stockholders                 429               250           (1,231)
Proceeds from investment by minority interests                  6,476             2,268            1,103
Purchase of limited partnership interests                      (3,784)           (1,090)          (7,548)
Payment of cash distributions to limited partners              (7,519)          (14,043)         (11,376)
                                                     ------------------------------------------------------
Net cash provided by financing activities                     536,355           108,975          515,238
                                                     ------------------------------------------------------
(Decrease) increase in cash and cash equivalents              (10,136)          (11,678)          26,963
Cash and cash equivalents at beginning of year
   (Note 2)                                                    95,252            85,116           77,933
                                                     ------------------------------------------------------
Cash and cash equivalents at end of year                $      85,116     $      73,438    $     104,896
                                                     ======================================================

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest                                                $      16,856     $      53,374    $      90,636
Income taxes                                                   22,216            29,315           49,581

Non-cash investing activities:

The Company  assumed  liabilities of  $88,566,000,  $24,659,000  and $51,741,000 during the years ended December 31, 1993, 1994 and 1995, respectively, in conjunction with its acquisitions. During the years ended December 31, 1993 and 1994, the Company issued 138,000 and 38,000 common shares, respectively, with a market value of $954,000 and $533,000, respectively, as consideration for acquisitions.

Non-cash financing activities:

During 1995 the Company had a two-for-one stock split on its common stock, which was effected in the form of a one hundred percent stock dividend.

The Company received a tax benefit from the disqualifying disposition of incentive stock options of $585,000, $6,470,000 and $6,653,000 for the years ended December 31, 1993, 1994 and 1995, respectively.

During the year ended December 31, 1994, 11,000 common shares were exchanged in the exercise of options. The shares exchanged had a market value on the date of exchange of $321,000.

See accompanying notes.

                    HEALTHSOUTH Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1995


1.  Significant Accounting Policies

The significant accounting policies followed by HEALTHSOUTH Corporation and its subsidiaries (the Company) are presented as an integral part of the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of HEALTHSOUTH Corporation ("HEALTHSOUTH") and its wholly-owned subsidiaries, as well as its limited partnerships (see Note 9). All significant intercompany accounts and transactions have been eliminated in consolidation.

HEALTHSOUTH Corporation is engaged in the business of providing comprehensive rehabilitative, clinical and surgical healthcare services on an inpatient and outpatient basis.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

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

                    HEALTHSOUTH Corporation and Subsidiaries

1. Significant Accounting Policies (continued)

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

The concentration of net accounts receivable from third-party contractual payors and others, as a percentage of total net accounts receivable, was as follows:

                                      December 31
                      --------------------------------------------
                              1994                  1995
                      --------------------------------------------

Medicare                       36%                   24%
Medicaid                        6                     5
Other                          58                    71
                      ============================================
                              100%                  100%
                      ============================================

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

                    HEALTHSOUTH Corporation and Subsidiaries

1. Significant Accounting Policies (continued)

Property, Plant and Equipment (continued)

Interest cost incurred during the construction of a facility is capitalized. The Company incurred interest of $21,771,000, $69,268,000 and $93,634,000, of which $2,664,000, $2,394,000 and $1,941,000 was capitalized, during 1993, 1994 and
1995, respectively.

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

Minority Interests

The equity of minority investors in limited partnerships of the Company is reported on the balance sheet as minority interests. Minority interests reported in the income statement reflect the respective interests in the income or loss of the limited partnerships attributable to the minority investors, the effect of which is removed from the results of operations of the Company.

Revenues

Revenues include net patient service revenues and other operating revenues. Net patient service revenues are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors.

                    HEALTHSOUTH Corporation and Subsidiaries

1. Significant Accounting Policies (continued)

Income per Common and Common Equivalent Share

Income per common and common equivalent share is computed based on the weighted average number of common shares and common equivalent shares outstanding during the periods, as adjusted for the two-for-one stock split declared in April 1995. Common equivalent shares include dilutive employees' stock options, less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock. Fully diluted earnings per share (based on 100,359,000 shares in 1995) assumes conversion of the 5% Convertible Subordinated Debentures due 2001 (see Note 7). The conversion of the debentures was antidilutive in 1994.

Impairment of Assets

In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

With respect to the carrying value of the excess of cost over net asset value of purchased facilities and other intangible assets, the Company determines on a quarterly basis whether an impairment event has occurred by considering factors such as: the market value of the asset; a significant adverse change in legal factors or in the business climate; adverse action by a regulator; a history of operating or cash flow losses or a projection of continuing losses associated with an operating entity. The carrying value of excess cost over net asset value of purchased facilities and other intangible assets will be evaluated if the facts and circumstances suggest that it has been impaired. If this evaluation indicates that the value of the asset will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, an impairment loss is calculated based on the excess of the carrying amount of the asset over the asset's fair value.

                    HEALTHSOUTH Corporation and Subsidiaries

1. Significant Accounting Policies (continued)

Stock Option Plan

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123 "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

2.  Mergers

Effective December 29, 1994, the Company merged with ReLife, Inc. ("ReLife") and in connection therewith issued 11,025,290 shares of its common stock for all of ReLife's outstanding common stock. Prior to the merger, ReLife provided a system of rehabilitation services and operated 31 inpatient facilities with an aggregate of approximately 1,100 licensed beds, including nine free-standing rehabilitation hospitals, nine acute rehabilitation units, five sub-acute rehabilitation units, seven transitional living units and one residential facility and provided outpatient rehabilitation services at twelve outpatient centers. Costs and expenses of $2,949,000, primarily legal, accounting and financial advisory fees, incurred by HEALTHSOUTH in connection with the ReLife merger have been recorded in operations in 1994 and reported as merger expenses in the accompanying consolidated statements of income.

Effective June 13, 1995, the Company merged with Surgical Health Corporation ("SHC") and in connection therewith issued 8,531,480 shares of its common stock for all of SHC's common and preferred stock. Prior to the merger, SHC operated a network of 41 freestanding surgery centers (including four mobile lithotripters) in eleven states, with an aggregate of 156 operating and procedure rooms. Costs and expenses of approximately $19,194,000 incurred by the Company in connection with the SHC merger have been recorded in operations during 1995 and reported as merger expenses in the accompanying consolidated statements of income. Fees related to legal, accounting and financial advisory services accounted for $3,400,000 of the expense. Costs and expense related to the retirement of the SHC Notes (see Note 7) totaled $14,606,000. Costs related to employee separations were approximately $1,188,000.

                    HEALTHSOUTH Corporation and Subsidiaries

2. Mergers (continued)

SHC merged with Ballas Outpatient Management, Inc. and Midwest Anesthesia, Inc. on February 11, 1993 in a transaction accounted for as a pooling of interests. SHC recorded merger costs of $333,000 in connection with this transaction in 1993. SHC merged with Heritage Surgical Corporation on January 18, 1994 in a transaction accounted for as a pooling of interests. SHC recorded merger costs of $3,571,000 in connection with this transaction in 1994. SHC's historical financial statements for the periods prior to the two mergers described above have been restated to include the results of the acquired companies for all periods presented.

Effective October 26, 1995, the Company merged with Sutter Surgery Centers, Inc. ("SSCI") and in connection therewith issued 1,776,001 shares of its common stock in exchange for all of SSCI's outstanding common stock. Prior to the merger, SSCI operated a network of 12 freestanding surgery centers in three states, with an aggregate of 54 operating and procedure rooms. Costs and expenses of approximately $4,965,000, primarily legal, accounting and financial advisory fees, incurred by the Company in connection with the SSCI merger have been recorded in operations and reported as merger expenses in the accompanying consolidated statements of income.

The mergers of the Company with ReLife, SHC and SSCI were accounted for as poolings of interests and, accordingly, the Company's consolidated financial statements have been restated to include the results of the acquired companies for all periods presented.

Combined and separate results of the Company and its 1995 mergers, SHC and SSCI, are as follows (in thousands):

                                      HEALTHSOUTH           SHC              SSCI            Combined
                                    ----------------- ---------------- ----------------- -----------------
Year ended December 31, 1993
     Revenues                           $  575,346      $     80,983     $     22,096      $    678,425
     Net income                             13,592             3,605              139            17,336
Year ended December 31, 1994
     Revenues                            1,127,441           108,749           38,175         1,274,365
     Net income (loss)                      53,225            (3,264)             532            50,493
Year ended December 31, 1995
     Revenues                            1,475,884            50,935           29,868         1,556,687
     Net income                             76,819             1,090            1,040            78,949

                    HEALTHSOUTH Corporation and Subsidiaries

There were no material transactions between the Company, ReLife, SHC and SSCI prior to the mergers. The effects of conforming the accounting policies of the combined companies are not material.

Prior to its merger with the Company, ReLife reported on a fiscal year ending on September 30. The restated financial statements for all periods prior to and including December 31, 1994 are based on a combination of the Company's results for its December 31 fiscal year and ReLife's results for its September 30 fiscal year. Beginning January 1, 1995, all facilities acquired in the ReLife merger adopted a December 31 fiscal year end; accordingly, all consolidated financial statements for periods after December 31, 1994 are based on a consolidation of all of the Company's subsidiaries on a December 31 year end. ReLife's historical results of operations for the three months ended December 31, 1994 are not included in the Company's consolidated statements of income or cash flows. An adjustment has been made to stockholders' equity as of January 1, 1995 to adjust for the effect of excluding ReLife's results of operations for the three months ended December 31, 1994. The following is a summary of ReLife's results of operations and cash flows for the three months ended December 31, 1994 (in thousands):

Statement of Income Data:

Revenues                                              $        38,174

Operating expenses:
     Operating units                                           31,797
     Corporate general and administrative                       2,395
Provision for doubtful accounts                                   541
Depreciation and amortization                                   1,385
Interest expense                                                  858
Interest income                                                   (91)
HEALTHSOUTH merger expense                                      3,050
Loss on disposal of fixed assets                                1,000
Loss on abandonment of computer project                           973
                                                   ---------------------
                                                               41,908
                                                   ---------------------
Loss before income taxes and minority interests                (3,734)

                    HEALTHSOUTH Corporation and Subsidiaries

Provision for income taxes                                          -
                                                   ---------------------
                                                               (3,734)
Minority interests                                                  -
                                                   ---------------------
Net loss                                              $        (3,734)
                                                   =====================

                    HEALTHSOUTH Corporation and Subsidiaries

2. Mergers (continued)

Statement of Cash Flow Data:

Net cash provided by operating activities              $        38,077
Net cash used in investing activities                           (9,632)
Net cash used in financing activities                          (23,950)
                                                    ---------------------
     Net increase in cash                              $         4,495
                                                    =====================

During the three months ended December 31, 1994, ReLife received $7,141,000 in proceeds from the exercise of stock options.

3.  Cash, Cash Equivalents and Other Marketable Securities

Cash, cash equivalents and other marketable securities consisted of the following:

                                                                             December 31
                                                              --------------------- ---------------------
                                                                      1994                  1995
                                                              --------------------- ---------------------
                                                                            (In thousands)

Cash                                                             $        64,338       $        95,601
Municipal put bonds                                                        2,100                 2,095
Tax advantaged auction preferred stocks                                    7,000                 7,200
                                                              --------------------- ---------------------
   Total cash and cash equivalents                                        73,438               104,896
United States Treasury notes                                               1,004                     -
Certificates of deposit                                                    2,135                 1,962
Municipal put bonds                                                        3,975                   615
Municipal put bond mutual funds                                            8,514                   500
Collateralized mortgage obligations                                        1,000                 1,000
                                                              --------------------- ---------------------
Total other marketable securities                                         16,628                 4,077
                                                              --------------------- ---------------------
Total cash, cash equivalents and other
   marketable securities (approximates market value)             $        90,066       $       108,973
                                                              ===================== =====================

For purposes of the consolidated balance sheets and statements of cash flows, marketable securities purchased with an original maturity of ninety days or less are considered cash equivalents.

                    HEALTHSOUTH Corporation and Subsidiaries

4.  Other Assets

Other assets consisted of the following:

                                                         December 31
                                          --------------------------------------
                                                   1994                 1995
                                          --------------------- ----------------
                                                        (In thousands)

Notes and accounts receivable                $      15,104       $      24,628
Investment in Caretenders Health Corp.               7,370               7,417
Prepaid long-term lease                                  -               8,888
Investments in other unconsolidated
   subsidiaries                                      6,007               4,031
Real estate investments                             10,022              11,586
Trusteed funds                                           -               1,879
Other                                                3,331               2,008
                                          =================== ==================
                                             $      41,834       $      60,437
                                          =================== ==================

The Company has a 19% ownership interest in Caretenders Health Corp. ("Caretenders"). Accordingly, the Company's investment is being accounted for using the equity method of accounting. The investment was initially valued at $7,250,000. The Company's equity in earnings of Caretenders for the years ended December 31, 1993, 1994 and 1995 was not material to the Company's results of operations.

It was not practicable to estimate the fair value of the Company's various investments in other unconsolidated subsidiaries (involved in operations similar to those of the Company) because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. The carrying amount at December 31, 1995 represents the original cost of the investments, which management believes is not impaired.

                    HEALTHSOUTH Corporation and Subsidiaries

5.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

                                                                              December 31
                                                               -------------------------------------------
                                                                       1994                  1995
                                                               --------------------- ---------------------
                                                                             (In thousands)

Land                                                              $        55,511       $        58,933
Buildings                                                                 497,433               679,988
Leasehold improvements                                                     47,427                66,948
Furniture, fixtures and equipment                                         347,419               472,904
Construction in progress                                                   45,709                24,513
                                                               --------------------- ---------------------
                                                                          993,499             1,303,286
Less accumulated depreciation and amortization                            120,704               203,074
                                                               --------------------- ---------------------
                                                                  $       872,795       $     1,100,212
                                                               ===================== =====================

6.  Intangible Assets

Intangible assets consisted of the following:

                                                                              December 31
                                                               -------------------------------------------
                                                                       1994                  1995
                                                               --------------------- ---------------------
                                                                             (In thousands)

Organizational, partnership formation and
    start-up costs                                                $        94,620       $       151,578
Debt issue costs                                                           18,848                34,029
Noncompete agreements                                                      35,253                69,400
Cost in excess of net asset value of purchased
 facilities                                                               340,365               583,473
                                                               --------------------- ---------------------
                                                                          489,086               838,480
Less accumulated amortization                                              62,628               103,965
                                                               --------------------- ---------------------
                                                                  $       426,458       $       734,515
                                                               ===================== =====================

                    HEALTHSOUTH Corporation and Subsidiaries

7.  Long-Term Debt

Long-term debt consisted of the following:

                                                                    December 31
                                                     ------------------------------------------
                                                             1994                  1995
                                                     ------------------------------------------
                                                                   (In thousands)
Notes and bonds payable:
   Advances under a $550,000,000 credit
     agreement with banks                               $      510,000        $            -
   Advances under a $1,000,000,000 credit
     agreement with banks                                            -               790,000
   11.5% Senior Subordinated Notes due 2004                     75,000                     -
   9.5% Senior Subordinated Notes due 2001                     250,000               250,000
   5.0% Convertible Subordinated Debentures
     due 2001                                                  115,000               115,000
   Notes payable to banks and various other
     notes payable, at interest rates from 5.5%
     to 9.0%                                                    51,830                69,789
   Hospital revenue bonds payable                               24,763                32,337
Noncompete agreements payable with
   payments due at ranging intervals through
   December 2004                                                17,610                24,161
Other                                                            7,861                     -
                                                     --------------------- ---------------------
                                                             1,052,064             1,281,287
Less amounts due within one year                                19,123                27,913
                                                     --------------------- ---------------------
                                                        $    1,032,941        $    1,253,374
                                                     ===================== =====================

The fair value of total long-term debt approximates book value at December 31, 1994 and 1995. The fair values of the Company's long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                    HEALTHSOUTH Corporation and Subsidiaries

During 1994, the Company entered into a Credit Agreement with NationsBank, N.A. ("NationsBank") and other participating banks (the "1994 Credit Agreement") which consisted of a $550,000,000 revolving facility and term loan. On April 11, 1995, the Company amended and restated the 1994 Credit Agreement with NationsBank to increase the size of the revolving credit facility to $1,000,000,000. Interest is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. The Company is required to pay a fee on the unused portion of the 1994 revolving credit facility ranging from 0.1875% to 0.375%, depending on certain defined ratios. The principal amount is payable in full on October 1, 2000. The Company provided a negative pledge of all its assets and has granted a first priority security interest in and lien on all shares of stock of its subsidiaries and rights and interests in its partnerships. At December 31, 1995, the effective interest rate associated with the 1994 Credit Agreement was approximately 6.56%.

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

Also on March 24, 1994, the Company issued $100,000,000 principal amount of 5% Convertible Subordinated Debentures due 2001 (the Convertible Debentures). An additional $15,000,000 principal amount of Convertible Debentures was issued in April 1994 to cover underwriters' over allotments. Interest is payable on April 1 and October 1. The Convertible Debentures are convertible into Common Stock of the Company at the option of the holder at a conversion price of $18.8125 per share, subject to adjustment in the occurrence of certain events.

The net proceeds from the issuance of the Notes and Convertible Debentures were used by the Company to pay down indebtedness outstanding under its other existing credit facilities.

                    HEALTHSOUTH Corporation and Subsidiaries

7. Long-Term Debt (continued)

In June 1994, SHC (see Note 2) issued $75 million of 11.5% Senior Subordinated Notes due July 15, 2004 (the "SHC Notes"). The proceeds of the SHC Notes were used by SHC to pay down indebtedness outstanding under its other existing credit facilities. During 1995, the Company purchased $67,500,000 of the $75,000,000 outstanding principal amount of the SHC Notes for 115% of the face value of the Notes and the remaining $7,500,000 balance was purchased on the open market, using proceeds from the Company's other long-term credit facilities. The loss on retirement of the SHC Notes totaled approximately $14,606,000. The loss consists of the premium, write-off of unamortized bond issue costs and other fees and is included in merger expenses in the accompanying consolidated statement of income (see Note 2).

Principal maturities of long-term debt are as follows:

Year ending December 31                            (In thousands)
------------------------                       ---------------------


1996                                              $       27,913
1997                                                      24,186
1998                                                      18,360
1999                                                      12,158
2000                                                     800,077
After 2000                                               398,593
                                               =====================
                                                  $    1,281,287
                                               =====================

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

                    HEALTHSOUTH Corporation and Subsidiaries

The following table summarizes activity in the stock option plans:

                                              1993              1994              1995
                                         ---------------- ----------------- -----------------

Options outstanding January 1:            $  11,450,885    $  14,900,895     $  13,383,945
     Granted                                  3,944,252        1,253,194         3,296,816
     Exercised                                  374,602        1,977,562         1,149,808
     Canceled                                   119,640          792,582           304,393
                                         ---------------- ----------------- -----------------
Options outstanding at December 31        $  14,900,895    $  13,383,945     $  15,226,560
                                         ================ ================= =================

Option price range for options
     granted during the period            $6.75 - $8.44  $13.94 - $18.25   $16.75 - $30.75

Option price range for options
    exercised during the period           $1.50 - $9.59    $1.50 - $8.44    $1.52 - $17.24

Options exercisable at December 31           10,665,880       10,948,440        12,783,364

Options available for grant at
     December 31                                689,013        1,103,134         2,681,064

9.  Limited Partnerships

HEALTHSOUTH operates a number of rehabilitation and surgery centers as limited partnerships in which HEALTHSOUTH serves as the general partner. These limited partnerships are included in the consolidated financial statements (as more fully described in Note 1 under "Minority Interests"). The limited partners share in the profit or loss of the partnerships based on their respective ownership percentage (ranging from 1% to 50% at December 31, 1995) during their ownership period.

Beginning in 1992, due to federal and state regulatory requirements, the Company began the process of buying back selected partnership interests of its physician limited partners. The buyback prices for the interests were in general based on a predetermined multiple of projected cash flows of the partnerships. The excess of the buyback price over the book value of the limited partners' capital amounts was charged to the Company's retained earnings.

                    HEALTHSOUTH Corporation and Subsidiaries

10.  Acquisitions

Effective April 1, 1995, the Company acquired the rehabilitation hospitals division of NovaCare, Inc. ("NovaCare"), consisting of 11 rehabilitation hospitals, 12 other facilities, and certificates of need to build two other facilities. The total purchase price for the NovaCare facilities was approximately $235,000,000 in cash. The cost in excess of net asset value was approximately $173,000,000. Of this excess, approximately $129,000,000 was allocated to leasehold value and the remaining $44,000,000 to cost in excess of net asset value of purchased facilities. As part of the acquisition, the Company acquired approximately $4,790,000 in deferred tax assets. The Company also provided approximately $10,000,000 for the write-down of certain assets to net realizable value as the result of a planned facility consolidation. The consolidation is applicable in a market where the Company's existing services overlap with those of an acquired facility. The planned employee separations and facility consolidation were completed by the end of 1995.

The pro forma effect of this acquisition on 1994 and 1995 operations and net income per common and common equivalent share is reflected in the pro forma summary in Note 16.

Effective December 1, 1995, the Company acquired Caremark Orthopedic Services Inc. ("Caremark"). Caremark owns and operates approximately 120 outpatient rehabilitation centers in 13 states. The total purchase price was approximately $127,500,000 in cash.

Also at various dates during 1995, the Company acquired 70 separate outpatient rehabilitation operations located throughout the United States, one outpatient surgery center and one outpatient diagnostic imaging operation. The combined purchase prices of these 72 acquisitions was approximately $102,281,000. The form of consideration comprising the combined purchase prices was approximately $85,745,000 in cash and $16,536,000 in notes payable.

In connection with these transactions, the Company entered into non-compete agreements with former owners totaling $16,222,000. In general these non-compete agreements are payable in monthly or quarterly installments over periods ranging from five to ten years.

The fair value of the total net assets relating to the 1995 acquisitions described above, excluding the NovaCare acquisition, was approximately $58,452,000. The total cost of these acquisitions exceeded the fair value of the net assets acquired by approximately

                    HEALTHSOUTH Corporation and Subsidiaries

$171,329,000. The Company evaluated each acquisition independently to determine the appropriate amortization period for the cost in excess of net asset value of purchased facilities. Each evaluation included an analysis of historic and projected financial performance, evaluation of the estimated useful lives of buildings and fixed assets acquired, the indefinite lives of certificates of need and licenses acquired, the competition within local markets, lease terms where applicable, and the legal term of partnerships where applicable. Based on these evaluations, the Company determined that the cost in excess of net asset value of purchased facilities relating to the 1995 acquisitions should be amortized over periods ranging from 25 to 40 years on a straight-line basis.
No other identifiable intangible assets were recorded in the acquisitions described above.

All of the 1995 acquisitions described above were accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements from their respective dates of acquisition. With the exception of NovaCare, none of the above acquisitions were material individually or in the aggregate.

At various dates during 1994, the Company acquired 53 separate outpatient operations located throughout the United States. The combined purchase price of these acquired outpatient operations was approximately $53,947,000. The Company also acquired a specialty medical center in Dallas, Texas, a contract therapist provider and a diagnostic imaging company. The combined purchase price of these three operations was approximately $25,861,000. The form of consideration constituting the total purchase prices of $79,808,000 was approximately $68,359,000 in cash, $10,916,000 in notes payable and approximately 38,000 shares of common stock valued at $533,000.

In connection with these transactions, the Company entered into non-compete agreements with former owners totaling $10,814,000. In general, these non-compete agreements are payable in monthly or quarterly installments over periods ranging from five to ten years.

The fair value of the total net assets relating to the 1994 acquisitions described above was approximately $11,087,000. The total cost for 1994 acquisitions exceeded the fair value of the net assets acquired by approximately $68,721,000. Based on the evaluation of

                    HEALTHSOUTH Corporation and Subsidiaries

10. Acquisitions (continued)

each acquisition utilizing the criteria described above, the Company determined that the cost in excess of net asset value of purchased facilities relating to the 1994 acquisitions should be amortized over periods ranging from 25 to 40 years on a straight-line basis. No other identifiable assets were recorded in the acquisitions described above.

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

As a result of the NME Selected Hospitals Acquisition, HEALTHSOUTH recognized an expense of approximately $49,742,000 during the year ended December 31, 1993. This expense represents management's estimate of the cost to consolidate operations of thirteen existing HEALTHSOUTH facilities (three inpatient facilities and ten outpatient facilities) into the operations of certain facilities acquired from NME. This plan was formulated by HEALTHSOUTH's management in order to more efficiently provide services in markets where multiple locations now exist as a result of the acquisition. The plan of consolidation calls for the affected operations to be merged into the operations of the acquired facilities over a period of 12 to 24 months from the date of the NME Selected Hospitals Acquisition. Due to the single-use nature of these properties, the consolidation plan does not provide for the sale of these facilities.

The total expense of $49,742,000 consists of several components. First, approximately $39,000,000 relates to the writedown of the assets of the affected HEALTHSOUTH facilities to their estimated net realizable value. Of this $39,000,000, approximately

                    HEALTHSOUTH Corporation and Subsidiaries

$31,500,000 relates to the assets of the three inpatient facilities and approximately $7,500,000 relates to the assets of the ten outpatient facilities. The $39,000,000 is broken down into the following asset categories (net of any related accumulated depreciation or amortization):

                        Inpatient             Outpatient
                        Facilities            Facilities              Total
                   --------------------- --------------------- ----------------
                                           (In thousands)

Land                  $       2,898         $           -         $       2,898
Buildings                    16,168                     -                16,168
Equipment                     4,326                 2,920                 7,246
Intangible assets             6,111                 3,455                 9,566
Other assets                  1,997                 1,125                 3,122
                   ===================== ===================== ================
                      $      31,500         $       7,500         $      39,000
                   ===================== ===================== ================

During the year ended December 31, 1994, management discontinued operations in two of the inpatient facilities and three of the outpatient facilities affected by the plan and merged them into the operations of the acquired facilities. Accordingly, assets with a net book value of approximately $17,911,000 were written off in 1994 against the reserves established at December 31, 1993.
Operations at the remaining inpatient facility and the remaining seven outpatient facilities identified in the plan were discontinued during 1995 and charged against the remaining reserve.

Second, $7,700,000 relates to the write-off of certain capitalized development projects. These projects relate to the planned facilities that, if completed, would be in direct competition with certain of the acquired NME facilities. These development projects were written off in 1994 against the reserves established at December 31, 1993.

Finally, approximately $3,000,000 was accrued for costs of employee separations, relocations and other direct costs related to the planned consolidation of the affected operations. During the second quarter of 1994, management revised its estimate of the cost of the employee separations and relocations. The revised estimate calls for approximately 150 employees to be affected by separations and approximately 400 to be affected by relocations. Separation benefits under the revised plan range from one month's to one year's compensation and totals approximately $2,188,000. Relocation benefits are estimated to be $2,000 per employee and total $800,000. An additional

                    HEALTHSOUTH Corporation and Subsidiaries

$350,000 has been provided for additional direct administrative costs associated with the implementation of the plan, including outplacement services, travel and legal fees. Accordingly, the total revised estimated cost of employee separations and relocations is $3,338,000. The difference between the initial estimate and the revised estimate was treated as a change in accounting estimate and charged to operations in the second quarter of 1994.

The total costs relating to terminations and relocations incurred by the Company and charged against the reserve were $758,000 and $2,580,000 for the years ended December 31, 1994 and 1995, respectively. This cost is the only cash expense included in the acquisition related expense.

Also at various dates during 1993, the Company acquired 27 separate outpatient rehabilitation operations located throughout the United States. The total consideration paid for these acquired outpatient rehabilitation operations was approximately $23,943,000, consisting of $21,634,000 in cash and $2,309,000 in notes payable. The fair value of the net assets acquired was approximately $5,196,000. The total cost of the 1993 outpatient rehabilitation acquisitions exceeded the fair value of the net assets acquired by approximately $18,747,000. The Company also acquired thirteen outpatient surgery center operations during 1993. The total consideration paid for these acquired outpatient surgery center operations was approximately $51,392,000, consisting of $44,799,000 in cash, $5,639,000 in notes payable and common stock value at $954,000. The total cost of the 1993 outpatient surgery acquisitions exceeded the fair value of the net assets acquired by approximately $11,710,000. Based on the evaluation of each acquisition, utilizing the criteria described above, the Company determined that the cost in excess of net asset value of purchased facilities relating to the 1993 acquisitions should be amortized over a 40 year period on a straight line basis. No other identifiable intangible assets were recorded in the acquisitions described above.

Also during 1993, the Company acquired 100% of the stock of Rebound, Inc. ("Rebound") for net consideration of approximately $14,000,000 in cash. Rebound operated 293 beds in thirteen facilities. The purchase price exceeded the fair value of the net assets acquired by approximately $11,200,000, which was allocated to excess of cost over net asset value of purchased facilities.

                    HEALTHSOUTH Corporation and Subsidiaries

All of the 1993 acquisitions described above were accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements from their respective dates of acquisition.

11.  Income Taxes

HEALTHSOUTH and its subsidiaries file a consolidated federal income tax return. The limited partnerships file separate income tax returns. HEALTHSOUTH's allocable portion of each partnership's income or loss is included in the taxable income of the Company. The remaining income or loss of each partnership is allocated to the limited partners.

The Company utilizes the liability method of accounting for income taxes, as required by Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes".

At December 31, 1995, the Company has net operating loss carryforwards of approximately $41,736,000 for income tax purposes expiring through the year 2010. Those carryforwards resulted from the Company's acquisitions of Diagnostic Health Corporation, ReLife, NovaCare, and SHC (Notes 2 and 10).

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1994 are as follows:

                                           Current      Noncurrent        Total
                                      ------------------------------------------
                                                      (In thousands)

Deferred tax assets:
NME Selected Hospitals Acquisition
   related expense                      $        -     $    15,241    $   15,241
     Allowance for bad debts                18,440               -        18,440
     Amortization                                -           5,550         5,550
     Other                                   2,019           3,444         5,463
                                      ------------------------------------------
Total deferred tax assets                   20,459          24,235        44,694

                    HEALTHSOUTH Corporation and Subsidiaries

11.  Income Taxes (continued)

                                                      Current            Noncurrent            Total
                                                 ------------------- ------------------- -------------------
                                                                       (In thousands)
Deferred tax liabilities:
     Depreciation                                   $           -       $      19,276       $      19,276
     Non-accrual experience method                         12,353                   -              12,353
     Contracts                                              3,849                   -               3,849
     Capitalized costs                                          -              10,487              10,487
     Other                                                  1,184               3,576               4,760
                                                 ------------------- ------------------- -------------------
Total deferred tax liabilities                             17,386              33,339              50,725
                                                 ------------------- ------------------- -------------------
Net deferred tax assets (liabilities)               $       3,073       $      (9,104)      $      (6,031)
                                                 =================== =================== ===================

Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995 are as follows:

                                                   Current              Noncurrent              Total
                                             --------------------- --------------------- ---------------------
                                                                      (In thousands)
Deferred tax assets:
     Accruals                                   $         6,988       $             -       $         6,988
     Acquired net operating loss                              -                16,277                16,277
     Allowance for bad debts                             25,614                     -                25,614
     Other                                                1,584                 5,549                 7,133
                                             --------------------- --------------------- ---------------------
Total deferred tax assets                                34,186                21,826                56,012

Deferred tax liabilities:
     Depreciation                               $             -       $        22,518       $        22,518
     Non-accrual experience method                       14,559                     -                14,559
     Contracts                                            3,849                     -                 3,849
     Capitalized costs                                        -                12,916                12,916
     Other                                                2,521                 1,828                 4,349
                                             --------------------- --------------------- ---------------------
Total deferred tax liabilities                           20,929                37,262                58,191
               `                              --------------------- --------------------- ---------------------
Net deferred tax assets (liabilities)           $        13,257       $       (15,436)      $        (2,179)
                                             ===================== ===================== =====================

                    HEALTHSOUTH Corporation and Subsidiaries

11.  Income Taxes (continued)

The provision for income taxes was as follows:

                                                      Year ended December 31
                                 -----------------------------------------------------------------
                                         1993                  1994                  1995
                                 -----------------------------------------------------------------
                                                          (In thousands)
Currently payable:
     Federal                        $        15,660       $        31,789       $        42,317
     State                                    2,120                 4,759                 4,836
                                 -----------------------------------------------------------------
                                             17,780                36,548                47,153
Deferred expense (benefit):
     Federal                                 (5,162)               (1,475)                  842
     State                                     (556)                 (295)                   96
                                 -----------------------------------------------------------------
                                             (5,718)               (1,770)                  938
                                 -----------------------------------------------------------------
Total provision                     $        12,062       $        34,778       $        48,091
                                 =================================================================

The difference between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes was as follows:

                                                                  Year ended December 31
                                             -----------------------------------------------------------------
                                                     1993                  1994                  1995
                                             -----------------------------------------------------------------

                                                                      (In thousands)

Federal taxes at statutory rates                $        12,629       $        32,947       $        49,918
Add (deduct):
   State income  taxes,  net of federal
      tax benefit                                           822                 2,798                 3,206
   Tax-exempt interest income                              (454)                 (276)                 (198)
   Other                                                   (935)                 (691)               (4,835)
                                             -----------------------------------------------------------------
                                                $        12,062       $        34,778       $        48,091
                                             =================================================================

12.  Commitments and Contingencies

At December 31, 1995, anticipated capital expenditures for the next twelve months are $180,000,000. This amount includes expenditures for maintenance and expansion of the Company's existing facilities as well as development and integration of the Company's services in selected metropolitan markets.

                    HEALTHSOUTH Corporation and Subsidiaries

12.  Commitments and Contingencies (continued)

Beginning December 1, 1993, the Company became self-insured for professional liability and comprehensive general liability. The Company purchased coverage for all claims incurred prior to December 1, 1993. In addition, the Company purchased underlying insurance which would cover all claims once established limits have been exceeded. It is the opinion of management that at December 31, 1995 the Company has adequate reserves to cover losses on asserted and unasserted claims.

Operating leases generally consist of short-term lease agreements for buildings where facilities are located. These leases generally have 5-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Total rental expense for all operating leases was $30,118,000, $67,001,000 and $89,288,000 for the years ended December 31, 1993, 1994 and 1995, respectively.

The following is a schedule of future minimum lease payments under all operating leases having initial or remaining non-cancelable lease terms in excess of one year:

Year ending December 31                             (In thousands)
------------------------                         ---------------------


1996                                                $       89,016
1997                                                        82,249
1998                                                        75,881
1999                                                        66,271
2000                                                        53,812
After 2000                                                 248,924
                                                 =====================
Total minimum payments required                     $      616,153
                                                 =====================

13.  Employee Benefit Plans

The Company has a 401(k) savings plan which matches 15% of the first 4% of earnings that an employee contributes. All contributions are in the form of cash. All employees who have completed one year of service with a minimum of 1,000 hours worked are eligible to participate in the plan. Company contributions are gradually vested over a seven-year service period. Contributions to the plan by the Company were approximately $490,000, $1,094,000 and $1,196,000 in 1993, 1994 and 1995, respectively.

                    HEALTHSOUTH Corporation and Subsidiaries

13.  Employee Benefit Plans (continued)

In 1991, the Company established an Employee Stock Ownership Plan ("ESOP") for the purpose of providing substantially all employees of the Company the opportunity to save for their retirement and acquire a proprietary interest in the Company. The ESOP currently owns approximately 830,000 shares of the Company's common stock, which were purchased with funds borrowed from the Company, $10,000,000 in 1991 (the "1991 ESOP Loan") and $10,000,000 in 1992 (the
"1992 ESOP Loan"). At December 31, 1995, the combined ESOP Loans had a balance of $15,886,000. The 1991 ESOP Loan, which bears an interest rate of 10%, is payable in annual installments covering interest and principal over a ten-year period beginning in 1992. The 1992 ESOP Loan, which bears an interest rate of 8.5%, is payable in annual installments covering interest and principal over a ten-year period beginning in 1993. Company contributions to the ESOP began in 1992 and shall at least equal the amount required to make all ESOP loan amortization payments for each plan year. The Company recognizes compensation expense based on the shares allocated method. The total compensation expense related to the ESOP recognized by the Company was $3,198,000, $3,673,000 and $3,524,000 in 1993, 1994 and 1995, respectively. Interest incurred on the ESOP Loans was approximately $1,743,000, $1,608,000 and $1,460,000 in 1993, 1994 and
1995, respectively. Approximately 229,000 shares owned by the ESOP have been allocated to participants at December 31, 1995.

During 1993, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 93-6, "Employers Accounting for Employee Stock Ownership Plans". Among other provisions, SOP 93-6 requires that compensation expense relating to employee stock ownership plans be measured based on the fair market value of the shares when allocated to the employees. The provisions of SOP 93-6 apply only to leveraged ESOPs formed after December 31, 1992, or shares newly acquired by an existing leveraged ESOP after December 31, 1992. Because all shares owned by the Company's ESOP were acquired prior to December 31, 1992, the Company's accounting policies for the shares currently owned by the ESOP are not affected by SOP 93-6.

14.  Sale of Assets

During the second quarter of 1994, the Company consummated the sale of selected properties to Capstone Capital Corporation ("Capstone"), a real estate investment trust. These properties include six ancillary hospital facilities, three outpatient rehabilitation facilities, two outpatient surgery centers, one uncompleted medical office building and

                    HEALTHSOUTH Corporation and Subsidiaries

14.  Sale of Assets (continued)

one research facility. The net proceeds to the Company as a result of this transaction were approximately $58,425,000. The net book value of the properties was approximately $50,735,000. Because the Company is leasing back substantially all of the properties from Capstone, payments which aggregate $6.9 million annually, the resulting gain on sale of approximately $7,690,000 has been recorded on the accompanying consolidated balance sheet as deferred revenue and will be amortized into income over the initial lease terms of the properties. The Company is accounting for each of the new leases as an operating lease with an initial lease term of 5 years. During 1995, the Company sold another inpatient rehabilitation hospital property to Capstone under terms similar to those described above. Aggregate annual lease payments for this property totaled $1.7 million. The resulting loss of approximately $4,010,000 has been netted against the deferred gain described above and will be amortized to expense over the initial lease term. The Company and certain Company officers own approximately 4.5% of the outstanding common stock of Capstone at December 31, 1995.

15.  Impairment of Long-Term Assets

During 1994, certain events occurred which impaired the value of specific long-term assets of ReLife (see Note 2). A hospital in Missouri with a distinct part unit which ReLife was managing was purchased in 1994 by an acute care provider which terminated the contract with ReLife. Remaining goodwill of $1,700,000 and costs allocated to the management contract of $1,300,000 were written off as there is no value remaining for the terminated contract.

A ReLife facility in central Florida incurred tornado damage and has not been operating since September 1993. During 1994, management of ReLife determined that it is probable that this facility will not reopen. Start-up costs of $1,600,000 were written off. This facility is leased under an operating lease as described in Note 12 through the year 2001. An impairment accrual has been established based on the projected undiscounted net cash flows related to this non-operating facility for the remainder of the lease term. The accrual totals $5,900,000 and consists of $4,700,000 in lease payments and $1,200,000 in fixed costs and operating expenses, including property taxes, maintenance, security and other related costs.

                    HEALTHSOUTH Corporation and Subsidiaries

15.  Impairment of Long-Term Assets (continued)

During 1994, ReLife entered into a contract for a new information system. Payments under the contract and related costs were capitalized during the year. After the agreement to merge with HEALTHSOUTH was entered into (see Note 2), the computer project was abandoned resulting in a write-off of capitalized cost of $4,500,000.

During the second quarter of 1995, the Company recognized an $11,192,000 loss on impairment of assets which relates to six SHC (see Note 2) facilities in which the undiscounted cash flows did not support the book value of the long-lived assets of such facilities. The assets were written down to fair value as determined from an independent appraisal of such properties.

The above amounts are shown recorded in operations in the consolidated statement of income.

16.  Subsequent Events - Unaudited

On January 17, 1996, the Company  consummated  the  acquisition of Surgical Care
Affiliates, Inc. ("SCA") in a transaction accounted for as a pooling of interests. In the transaction, SCA stockholders received an aggregate of 45,928,339 shares of the Company's common stock. SCA operates 67 surgery centers in 24 states.

On March 14, 1996, the Company consummated the acquisition of Advantage Health Corporation ("Advantage Health") in a transaction accounted for as a pooling of interests. In the transaction, Advantage Health stockholders and optionholders received an aggregate of 9,101,989 shares of the Company's common stock. Advantage Health operates a network of 136 sites of service, including four freestanding rehabilitation hospitals, one freestanding multi-use hospital, one nursing home, 68 outpatient rehabilitation facilities, 14 inpatient managed rehabilitation units, 24 rehabilitation services management contracts and six managed sub-acute rehabilitation units.

The effects of conforming the accounting policies of the Company, SCA and Advantage Health are not expected to be material.

The following table summarizes the unaudited consolidated pro forma results of operations, assuming the SCA and Advantage Health acquisitions described above had

                    HEALTHSOUTH Corporation and Subsidiaries

16.  Subsequent Events - Unaudited (continued)

occurred at the beginning of each of the following periods. This pro forma summary does not necessarily reflect the results of operations as they would have been had the Company and the acquired entities constituted a single entity during such periods. The 1994 and 1995 amounts also reflect the pro forma effects of the NovaCare acquisition (see Note 10).


                                                        Year ended December 31
                                           ---------------------------------------------------
                                               1993              1994              1995
                                           --------------- ----------------- -----------------
                                               (In thousands, except per share amounts)

Revenues                                        $ 979,206        $1,799,805        $2,042,948
Net income                                         60,474            87,607            91,959
Net income per common share--assuming
 full dilution                                       0.45              0.61              0.62

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         The  Company  has  not  changed  independent   accountants  within  the
24 months prior to December 31, 1995.

                                    PART III


Item 10. Directors and Executive Officers.


Directors

          The following table sets forth certain information with respect to the Company's Directors.

                                                            Principal Occupation
                                                              and All Positions                     A Director
            Name                      Age                     With the Company                         Since
            ----                      ---                     ----------------                         -----

Richard M. Scrushy                    43                    Chairman of the Board                      1984
                                                         and Chief Executive Officer
                                                                and Director

James P. Bennett                      38            President and Chief Operating Officer              1993
                                                                and Director

Phillip C. Watkins, M.D.              54               Physician, Birmingham, Alabama,                 1984
                                                                and Director

George H. Strong                      69            Private Investor, Locust, New Jersey,              1984
                                                                and Director

C. Sage Givens                        39                      General Partner,                         1985
                                                           Acacia Venture Partners
                                                                and Director

Charles W. Newhall III                51                   Partner, New Enterprise                     1985
                                                      Associates Limited Partnerships,
                                                                and Director

Aaron Beam, Jr.                       52                Executive Vice President and                   1993
                                                           Chief Financial Officer
                                                                and Director

Larry R. House                        52              Chairman of the Board, President                 1993
                                                        and Chief Executive Officer,
                                                         MedPartners/Mullikin, Inc.,
                                                                and Director

Anthony J. Tanner                     47                 Executive Vice President--                    1993
                                                        Administration and Secretary
                                                                and Director


P. Daryl Brown                        41                 President - HEALTHSOUTH                       1995
                                                      Outpatient Centers and Director
                                     - 70 -





                                                            Principal Occupation
                                                              and All Positions                     A Director
            Name                      Age                     With the Company                         Since
            ----                      ---                     ----------------                         -----

John S. Chamberlin                    67                      Private Investor,                        1993
                                                           Princeton, New Jersey,
                                                                and Director

Richard F. Celeste                    58                      Managing Partner,                        1991
                                                          Celeste and Sabaty, Ltd.
                                                                and Director

Joel C. Gordon                        67                      Private Investor,                        1996
                                                            Nashville, Tennessee,
                                                          Consultant to the Company
                                                                and Director

Raymond J. Dunn III                   53                      Private Investor,                        1996
                                                           Woburn, Massachusetts,
                                                          Consultant to the Company
                                                                and Director

         Richard M. Scrushy, one of the Company's management founders, has served as Chairman of the Board and Chief Executive Officer of the Company since 1984, and also served as President of the Company from 1984 until March 1995. From 1979 to 1984, Mr. Scrushy was with Lifemark Corporation, a publicly-owned healthcare corporation, serving in various operational and management positions. Mr. Scrushy is also a director of MedPartners/Mullikin, Inc., a publicly-traded physician practice management company, and Chairman of the Board of Capstone Capital, Inc., a publicly-traded real estate investment trust. He also serves on the boards of directors of several privately-held healthcare corporations.

         Phillip C. Watkins, M.D., FACC, is and has been in private practice for more than five years with Cardiovascular Associates, P.C. in Birmingham, Alabama. A graduate of The Medical College of Alabama, Dr. Watkins is a Diplomate of the American Board of Internal Medicine. He is also a Fellow of the American College of Cardiology and the Subspecialty Board of Cardiovascular Disease.

         George H. Strong retired as senior vice president and chief financial officer of Universal Health Services, Inc. in December 1984, a position he held for more than six years. Mr. Strong is a private investor and continued to act as a Director of Universal Health Services, Inc., a publicly-traded hospital management corporation, until 1993. Mr. Strong is also a director of Core Funds, a public mutual fund group, Integrated Health Services, Inc., a publicly-traded healthcare corporation, and AmeriSource, Inc., a large drug wholesaler.

         C. Sage Givens is a general partner of Acacia Venture Partners, a private venture capital fund capitalized at $66,000,000. From 1983 to June 30, 1995, Ms. Givens was a general partner of First Century Partners, a private venture capital fund capitalized to $100,000,000. Ms. Givens managed the fund's healthcare investments. Ms. Givens serves on the boards of directors of PhyCor, Inc., a publicly-traded healthcare corporation, and several privately-held healthcare companies.

         Charles W. Newhall III is a general partner and founder of New Enterprise Associates Limited Partnerships, Baltimore, Maryland, where he has been engaged in the venture capital business since 1978. Mr. Newhall is also a director of Integrated Health Services, Inc., MedPartners/Mullikin, Inc. and Opta Food Ingredients, Inc., all of which are publicly-traded corporations.

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

         James P. Bennett joined the Company in May 1991 as Director of Inpatient Operations, was promoted to Group Vice President -- Inpatient
Rehabilitation Operations in September 1991, again to President and Chief Operating Officer -- HEALTHSOUTH Rehabilitation Hospitals in June 1992, to President -- HEALTHSOUTH Inpatient Operations in February 1993, and to President and Chief Operating Officer of the Company in March 1995. Mr. Bennett was elected a Director in February 1993. From August 1987 to May 1991, Mr. Bennett was employed by Russ Pharmaceuticals, Inc., Birmingham, Alabama, as Vice President -- Operations, Chief Financial Officer, Secretary and director. Mr. Bennett served as certified public accountant on the audit staff of the Birmingham, Alabama office of Ernst & Whinney (now Ernst & Young LLP) from October 1980 to August 1987.

         Larry R. House is Chairman of the Board, President and Chief Executive Officer of MedPartners/Mullikin, Inc. a publicly-traded physician practice management firm, a position he assumed as his principal occupation in August 1993. Mr. House was elected a Director of the Company in February 1993. At the same time he became President -- HEALTHSOUTH International, Inc. and New Business Ventures, a position which he held until August 31, 1994, when he terminated his employment with the Company to concentrate on his duties at MedPartners/Mullikin. Mr. House joined the Company in September 1985 as Director of Marketing, subsequently served as Senior Vice President and Chief Operating Officer of the Company, and in June 1992 became President and Chief Operating Officer -- HEALTHSOUTH Medical Centers. Prior to joining the Company, Mr. House was president and chief executive officer of a provider of clinical contract management services for more than ten years.

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

         P. Daryl Brown joined the Company in April 1986 and served until June 1992 as Group Vice President -- Outpatient Operations. He became President -- HEALTHSOUTH Outpatient Centers in June 1992, and was elected as a Director in March 1995. From 1977 to 1986, Mr. Brown served with the American Red Cross, Alabama Region, in several positions, including Chief Operating Officer, Administrative Director for Financing and Administration and Controller.

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

         Richard F. Celeste originally joined the Board of Directors in 1991, took a leave of absence from the Board of Directors in August 1993 to head the Democratic National Committee's healthcare reform campaign, and rejoined the Board in May 1994. He is Managing Partner of Celeste and Sabaty, Ltd., a business advisory firm located in Columbus, Ohio, which assists United States companies to build strategic business alliances in Europe, Africa, South Asia and the Pacific Rim. He served as Governor of Ohio from 1983 to 1991, during which time he chaired the National Governors' Association Committee on Science and Technology, and directed the United States Peace Corps from 1979 to 1981. He is a member of the Advisory Council of the Carnegie Commission on Science, Technology and Government, and chairs Carnegie's Task Force on Science, Technology and the States. He is a director of Navistar International, Inc. and Republic Engineered Steels, Inc., both of which are publicly-traded companies.

         Joel C. Gordon served as Chairman of the Board of Directors of SCA from its founding in 1982 until January 17, 1996, when SCA was acquired by the Company. Mr. Gordon also served as Chief Executive Officer of SCA from 1987 until January 17, 1996. Mr. Gordon serves on the boards of directors of Genesco, Inc., an apparel manufacturer, HealthWise of America, Inc., an owner and operator of health maintenance organizations, and SunTrust Bank of Nashville, N.A.

         Raymond J. Dunn, III served as Chief Executive Officer of Advantage Health from 1986 until March 14, 1996, when Advantage Health was acquired by the Company. In addition, he served as Chairman of its Board of Directors from 1990 to March 14, 1996 and as its President from 1994 to March 14, 1996. From 1987 to 1990, he served as Vice Chairman of the Board of Advantage Health. From 1979 to 1986, Mr. Dunn was Chief Executive Officer of a former subsidiary of Advantage Health responsible for management of Advantage Health's operations. From 1970 to 1978, he was Administrator of New England Rehabilitation Hospital, Inc.


Executive Officers

         The following table sets forth certain information with respect to the Company's executive officers.

                                                                All Positions                       An Officer
            Name                      Age                     With the Company                         Since
            ----                      ---                     ----------------                         -----

Richard M. Scrushy                    43                    Chairman of the Board                      1984
                                                       and Chief Executive Officer and
                                                                  Director

James P. Bennett                      38            President and Chief Operating Officer              1991
                                                                and Director

Aaron Beam, Jr.                       52             Executive Vice President and Chief                1984
                                                       Financial Officer and Director

Anthony J. Tanner                     47          Executive Vice President-- Administration            1984
                                                         and Secretary and Director

Thomas W. Carman                      44                 Executive Vice President--                    1985
                                                            Corporate Development

P. Daryl Brown                        41                   President-- HEALTHSOUTH                     1986
                                                       Outpatient Centers and Director

Robert E. Thomson                     48                   President-- HEALTHSOUTH                     1987
                                                            Inpatient Operations

Tarpley B. Jones                      38                   President-- HEALTHSOUTH                     1996
                                                               Surgery Centers

Russell H. Maddox                     55                   President-- HEALTHSOUTH                     1995
                                                               Imaging Centers






William T. Owens                      37                  Senior Vice President--                      1986
                                                           Finance and Controller

Michael D. Martin                     35                  Senior Vice President--                      1989
                                                            Finance and Treasurer

William W. Horton                     36                   Group Vice President--                      1994
                                                             Legal Services and
                                                             Assistant Secretary

         Biographical information for Messrs. Scrushy, Bennett, Beam, Tanner and Brown is set forth above under this Item, "Directors and Executive Officers -- Directors".

         Thomas W. Carman joined the Company in 1985 as Regional Director -- Corporate Development, and now serves as Executive Vice President -- Corporate Development. From 1983 to 1985, Mr. Carman was director of development for Medical Care International. From 1981 to 1983, Mr. Carman was assistant administrator at the Children's Hospital of Birmingham, Alabama.

         Robert E. Thomson joined the Company in August 1985 as administrator of its Florence, South Carolina inpatient rehabilitation facility, and subsequently served as Regional Vice President -- Inpatient Operations, Vice President -- Inpatient Operations, Group Vice President -- Inpatient Operations, and Senior Vice President -- Inpatient Operations. Mr. Thomson was named President -- HEALTHSOUTH Inpatient Operations in February 1996.

         Tarpley B. Jones served as Senior Vice President and Chief Financial Officer of SCA from January 1, 1992 until January 17, 1996. Prior to joining SCA, he served as Treasurer, Senior Vice President and Chief Financial Officer, and then Executive Vice President and Chief Financial Officer, of Comdata Holdings Corporation and Comdata Network. Inc.

         Russell H. Maddox became President -- HEALTHSOUTH Imaging Centers in January 1996. He served as President -- HEALTHSOUTH Surgery & Imaging Centers from June 1995 through January 1996. From January 1992 until May 1995, Mr. Maddox served as Chairman of the Board, President and Chief Executive Officer of Diagnostic Health Corporation, an outpatient diagnostic imaging company which became a wholly-owned subsidiary of the Company in 1996. Mr. Maddox was founder and President of Russ Pharmaceuticals, Inc., located in Birmingham, Alabama. In March 1989 Russ Pharmaceuticals was acquired by Ethyl Corporation of Richmond, Virginia.

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

General

         Directors of the Company hold office until the next Annual Meeting of Stockholders of the Company and until their successors are elected and qualified. Executive officers of the Company are elected annually by, and serve at the discretion of the Board of Directors. There are no arrangements or understandings known to the Company between any of the Directors, nominees for Director or executive officers of the Company and any other person pursuant to which any of such persons was elected as a Director or an executive officer, except the Employment Agreement between the Company and Richard M. Scrushy (see
Item 11, "Executive Compensation -- Chief Executive Officer Employment Agreement") and except that the Company agreed to appoint Mr. Gordon and Mr. Dunn to the Board of Directors in connection with the SCA and Advantage Health mergers. There are no family relationships between any Directors, nominees for Director or executive officers of the Company.


Compliance With Section 16(a) of the
   Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Officers, Directors and beneficial owners of more than 10% of the Company's Common Stock are required by Securities and
Exchange  Commission  regulations  to furnish  the  Company  with  copies of all
Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that for the period from January 1, 1995, through December 31, 1995, all of its officers, Directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except as set forth below.

         Larry R. House, a Director of the Company, failed to timely report a total of 17 sales of the Company's Common Stock between February 10, 1993 and March 23, 1995. In addition, two acquisitions of Common Stock pursuant to the exercise of stock options on October 13, 1994 were not timely reported. All such transactions were reported on Mr. House's Form 5 filed in February 1996.

Item 11.          Executive Compensation.


Executive Compensation -- General

         The following table sets forth compensation paid or awarded to the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company (the "Named Executive Officers") for all services rendered to the Company and its subsidiaries in 1993, 1994 and 1995.

                                            Summary Compensation Table

                                           Annual Compensation            Long-Term Compensation
                                           -------------------            ----------------------
                                                         Bonus/Annual      Stock       Long-Term          All
                                                           Incentive      Option       Incentive      Other Com-
Name and Principal Position         Year       Salary       Award         Awards        Payouts      pensation (1)
---------------------------         ----       ------       -----         ------        -------      -------------

Richard M. Scrushy                  1993    $  820,768    $1,900,000      271,000         --         $   10,796
Chairman of the Board               1994     1,207,228     2,000,000           --         --             12,991
and Chief Executive Officer         1995     1,737,526     5,000,000    1,000,000                       650,108 (2)

James P. Bennett                    1993    $  250,514       130,000       40,000         --         $    6,640
President and Chief                 1994       357,740       250,000           --         --             10,760
Operating Officer                   1995       371,558       600,000      150,000         --              7,835

Michael D. Martin                   1993    $  113,049       100,000       30,000         --         $    7,635
Senior Vice President               1994       189,013       250,000           --         --              7,311
and Treasurer                       1995       165,626       500,000       85,000         --              7,919

P. Daryl Brown                      1993    $  182,707       160,000       20,000         --         $    7,701
President-- HEALTHSOUTH             1994       272,573       200,000           --         --             10,226
Outpatient Centers                  1995       263,462       300,000      130,000         --              8,580

Aaron Beam, Jr.                     1993    $  252,039       100,000       25,000         --         $    9,342
Executive Vice President            1994       298,223       175,000           --         --             11,272
and Chief Financial Officer         1995       247,903       300,000      100,000         --              8,695

--------------------

(1) Includes car allowances of $500 per month for Mr. Scrushy and $350 per month for the other named officers. Also includes (a) matching contributions under the Company's Retirement Investment Plan for 1993, 1994 and 1995, respectively, of: $393, $318 and $292 to Mr. Scrushy; $380, $355 and $900 to Mr. Beam; $453, $625 and $900 to Mr. Bennett;
         $325,  $526  and $900 to Mr.  Martin;  and  $473,  $274 and $900 to Mr.
         Brown; (b) awards under the Company's Employee Stock Benefit Plan for 1993, 1994 and 1995, respectively, of $3,123, $4,910 and $1,626 to Mr.
         Scrushy;  $3,123,  $4,910 and $1,626 to Mr.  Beam;  $1,102,  $4,910 and
         $1,626 to Mr.  Bennett;  $3,057,  $1,345 and $1,626 to Mr. Martin;  and
         $2,846, $4,910 and $1,626 to Mr. Brown; and (c) split-dollar life insurance premiums paid in 1993 and 1994 of $1,280, $1,723 and $2,190 with respect to Mr. Scrushy; $1,639, $1,807 and $1,969 with respect to Mr. Beam; $885, $1,025 and $1,109 with respect to Mr. Bennett; $53, $1,240 and $1,193 with respect to Mr. Martin; and $182, $842 and $1,854 with respect to Mr. Brown. See this Item, "Executive Compensation -- Retirement Investment Plan" and "Executive Compensation -- Employee Stock Benefit Plan".

(2) In addition to the amounts described in the preceding footnote, includes the conveyance of real property valued at $640,000 to Mr. Scrushy. See Item 13, "Certain Relationships and Related Transactions".

Stock Option Grants in 1995

                                                      Individual Grants
                                  ------------------------------------------------------
                                                 % of Total
                                                   Options
                                  Number of      Granted to        Exercise
                                   Options      Employees in         Price     Expiration         Grant Date
Name                               Granted       Fiscal Year       Per Share      Date         Present Value (1)
-----                             ---------     -------------    -------------  --------     -------------------
Richard M. Scrushy                1,000,000      32.6%            $16.75         6/6/2005        $  11,070,000

James P. Bennett                     50,000                        19.375       3/10/2005              675,500
                                    100,000       4.9%             16.75         6/6/2005            1,107,000

Michael D. Martin                    60,000                        16.75         6/6/2005              664,200
                                     25,000       2.8%             30.75       12/14/2005              451,750

P. Daryl Brown                       30,000                        19.375       3/10/2005              405,300
                                    100,000       4.2%             16.75         6/6/2005            1,107,000

Aaron Beam, Jr.                     100,000       3.3%             16.75         6/6/2005            1,107,000

--------------

(1) Based on the Black-Scholes option pricing model adapted for use in valuating executive stock options. The actual value, if any, an executive may realize will depend upon the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on arbitrary assumptions as to certain variables, including the following: (i) stock price volatility is assumed to be 48 at March 10, 1995, 45 at June 6, 1995 and 36 at December 14, 1995; (ii) the risk-free rate of return is assumed to be 7.17% at March 10, 1995, 6.25% at June 6, 1995 and 5.76%
         at December 14, 1995; (iii) dividend yield is assumed to be 0; and (iv) the time of exercise is assumed to be the expiration date of the option.

Stock Option Exercises in 1995 and Option Values at December 31, 1995


                         Number                                                           Value of Unexercised
                        of Shares                  Number of Unexercised Options          In-the-Money Options
                        Acquired                        at December 31, 1995              at December 31, 1995
                           on         Value         ---------------------------       ------------------------
      Name              Exercise     Realized       Exercisable      Unexercisable     Exercisable     Unexercisable
      ----              --------     --------       -----------      -------------     -----------     -------------

Richard M. Scrushy......    -0-     $     -0-       6,686,262              -0-        $136,449,400      $     -0-
James P. Bennett........ 10,000       111,850         360,000           15,000          6,252,600         323,400
Michael D. Martin....... 30,000       395,550          63,000           71,250            822,336         991,163
P. Daryl Brown..........    -0-           -0-         441,000           15,000          8,332,353         323,400
Aaron Beam, Jr..........123,100     1,556,845         176,250              -0-          2,881,450             -0-
--------------------

(1) Does not reflect any options granted and/or exercised after December 31, 1995. The net effect of any such grants and exercises is reflected in the table appearing under Item 12, "Security Ownership of Certain Beneficial Owners and Management".

(2) Represents the difference between market price of the Company's Common Stock and the respective exercise prices of the options at December 31, 1995. Such amounts may not necessarily be realized. Actual values which may be realized, if any, upon any exercise of such options will be based on the market price of the Common Stock at the time of any such exercise and thus are dependent upon future performance of the Common Stock.




Stock Option Plans

         Set forth below is information concerning the various stock option plans of the Company at December 31, 1995.

1984 Incentive Stock Option Plan

         The Company had a 1984 Incentive Stock Option Plan (the "ISO Plan"), intended to qualify under Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Code"), covering an aggregate of 2,400,000 shares of Common
Stock.  The ISO Plan expired on February 28, 1994, in accordance with its terms.
As of December 31, 1995, there were outstanding under the ISO Plan options to purchase 21,353 shares of the Company's Common Stock at prices ranging from $2.71 to $7.57 per share. All such options remain in full force and effect in accordance with their terms and the ISO Plan. Under the ISO Plan, which was administered by the Board of Directors, key employees could be granted options to purchase shares of Common Stock at 100% of fair market value on the date of grant (or 110% of fair market value in the case of a 10% stockholder/grantee).
The outstanding options granted under the ISO Plan must be exercised within ten years from the date of grant, are cumulatively exercisable with respect to 25% of the shares covered thereby after the expiration of each of the first through the fourth years following the date of grant, are nontransferable except by will or pursuant to the laws of descent and distribution, are protected against dilution and expire within three months after termination of employment, unless such termination is by reason of death.

1988 Non-Qualified Stock Option Plan

         The Company also has a 1988 Non-Qualified  Stock Option Plan (the "NQSO
Plan")  covering a maximum of 2,400,000  shares of Common Stock.  As of December
31, 1995, there were outstanding under the NQSO Plan options to purchase 167,180 shares of the Company's Common Stock at prices ranging from $5.04 to $16.75 per share. An additional 3,650 shares were reserved for grants under the NQSO
Plan.The NQSO Plan, which is administered by the Board of Directors (except with respect to options granted to Directors, as to which it is administered by an Independent Stock Option Committee), provides that Directors, executive officers and other key employees may be granted options to purchase shares of Common
Stock at 100% of fair market value on the date of grant. The NQSO Plan terminates on the earliest of (a) February 28, 1998, (b) such time as all shares of Common Stock reserved for issuance under the NQSO Plan have been acquired through the exercise of options granted thereunder or (c) such earlier time as the Board of Directors of the Company may determine. Options granted pursuant to the NQSO Plan have a ten-year term are exercisable at any time during such period, are nontransferable except by will or pursuant to the laws of descent and distribution, are protected against dilution and expire within three months of termination of association with the Company as a Director or termination of employment, unless such termination is by reason of death.

1989, 1990, 1991, 1992, 1993 and 1995 Stock Option Plans

         The Company also has a 1989 Stock Option Plan (the "1989 Plan"), a 1990
Stock Option Plan (the "1990 Plan"), a 1991 Stock Option Plan (the "1991 Plan"), a 1992 Stock Option Plan (the "1992 Plan"), a 1993 Stock Option Plan (the "1993
Plan") and a 1995 Stock Option Plan (the "1995 Plan"), under each of which incentive stock options ("ISOs") and non-qualified stock options ("NQSOs") may be granted. The 1989, 1990, 1991, 1992, 1993 and 1995 Plans cover a maximum of
1,200 shares, 1,800 shares, 5,600,000 shares, 2,800,000 shares, 2,800,000 shares and 3,500,000 (to be increased by 0.9% of the outstanding Common Stock of the Company on each January 1, beginning January 1, 1996) shares, respectively, of the Company's Common Stock. As of December 31, 1995, there were outstanding options to purchase an aggregate of 13,458,221 shares of the Company's Common
Stock under such Plans at exercise prices ranging from $5.04 to $30.75 per share. An additional 1,236,004 shares were reserved for grants under such Plans.
Each of the 1989, 1990, 1991, 1992, 1993 and 1995 Plans is administered in the same manner as the NQSO Plan and provides that Directors, executive officers and other key employees may be granted options to purchase shares of Common Stock at 100% of fair market value on the date of grant. The 1989, 1990, 1991, 1992, 1993 and 1995 Plans terminate on the earliest of (a) October 25, 1999, October 15, 2000, June 19,
2001, June 16, 2002, April 19, 2003 and June 5, 2005, respectively, (b) such time as all shares of Common Stock reserved for issuance under the respective
Plan have been acquired through the exercise of options granted  thereunder,  or
(c) such earlier  times as the Board of Directors of the Company may  determine.
Options granted under these Plans which are designated as ISOs contain vesting provisions similar to those contained in options granted under the ISO Plan and have a ten-year term. NQSOs granted under these Plans have a ten-year term.
Options granted under these Plans are nontransferable except by will or pursuant to the laws of descent and distribution, are protected against dilution and will expire within three months of termination of association with the Company as a Director or termination of employment, unless such termination is by reason of death.

1993 Consultants' Stock Option Plan

         The Company also has a 1993  Consultants'  Stock Option Plan (the "1993
Consultants' Plan"), under which NQSOs may be granted, covering a maximum of 1,500,000 shares of Common Stock. As of December 31, 1995, there were outstanding under the 1993 Consultants' Plan options to purchase 905,000 shares of Common Stock at prices ranging from $6.75 to $30.75 per share. The 1993
Consultants' Plan, which is administered in the same manner as the NQSO Plan, provides that certain non-employee consultants who provide significant services to the Company may be granted options to purchase shares of Common Stock at such prices as are determined by the Board of Directors or the appropriate committee.
The 1993  Consultants' Plan terminates on the earliest of (a) February 25, 2003,
(b) such time as all shares of Common Stock reserved for issuance under the 1993
Consultants' Plan have been acquired through the exercise of options granted thereunder, or (c) such earlier time as the Board of Directors of the Company may determine. Options granted under the 1993 Consultants' Plan have a ten-year term. Options granted under the 1993 Consultants' Plan are nontransferable except by will or pursuant to the laws of descent and distribution, are protected against dilution and expire within three months of termination of association with the Company as a consultant, unless such termination is by reason of death.

Other Stock Option Plans

         In connection with the acquisitions of SHC and SSCI, the Company assumed certain existing stock option plans of the acquired companies, and outstanding options to purchase stock of the acquired companies under such plans were converted into options to acquire Common Stock of the Company in accordance with the exchange ratios applicable to such mergers. At December 31, 1995, there were outstanding under the SHC and SSCI plans options to purchase 674,806 shares of the Company's Common Stock at exercise prices ranging from $1.52 to $17.24 per share. No additional options are being granted under any such assumed plans.


Executive Loans

         In order to enhance equity ownership by senior management,  in 1989 the
Company  adopted a program of making  loans to officers  holding the position of
Group Vice  President and above to facilitate the exercise of stock options held by such persons.  Each loan bears interest at the prime rate announced from time to time by AmSouth  Bank of  Alabama,  Birmingham,  Alabama  and is secured by a first lien on the shares of Common Stock acquired with the proceeds of the loan.
Each loan has a ten-year  term,  and the Company's  lien on the shares of Common
Stock is released as the indebtedness is repaid at the rate of one share per the
weighted  average  option  exercise  price  repaid.   The  only  loan  currently
outstanding  under such program is a loan made on May 7, 1992 to P. Daryl Brown,
President -- HEALTHSOUTH  Outpatient  Centers,  which had an original  principal balance of $213,613 and of which $190,000  remained  outstanding at December 31,
1995.





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

         Richard M. Scrushy, Chairman of the Board and Chief Executive Officer of the Company, Aaron Beam, Jr., Executive Vice President and Chief Financial
Officer of the  Company,  and Anthony J.  Tanner,  Executive  Vice  President --
Administration and Secretary of the Company, serve as Trustees of the ESOP, which is administered by the Company.





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


Board Compensation

         Directors who are not also employed by the Company are paid Directors' fees of $10,000 per annum, plus $3,000 for each meeting of the Board of Directors and $1,000 for each Committee meeting attended. In addition, Directors are reimbursed for all out-of-pocket expenses incurred in connection with their duties as Directors. The Directors of the Company, including Mr. Scrushy, have been granted non-qualified stock options to purchase shares of the Company's
Common Stock. See this Item, "Executive Compensation -- Stock Option Plans" above.


Chief Executive Officer Employment Agreement

         The  Company  is a party to an  Employment  Agreement  with  Richard M.
Scrushy, pursuant to which Mr. Scrushy, a management founder of the Company. is employed as Chairman of the Board and Chief Executive Officer of the Company for a five-year term which ends December 31, 2000. Such term is automatically extended for an additional year on December 31 of each year. In addition, the Company has agreed to use its best efforts to cause Mr. Scrushy to be elected as a Director of the Company during the term of the Agreement. Under the Agreement, Mr. Scrushy received a base salary of $900,000, excluding incentive compensation of up to $900,000, in 1995 and is to receive the same base salary in 1996 and each year thereafter, with incentive compensation of up to $2,400,000, subject to annual review by the Board of Directors, and is entitled to participate in any bonus plan approved by the Board of Directors for the Company's management.
The incentive compensation is earned at $200,000 per month in 1996, contingent upon the Company's success in meeting certain monthly budgeted earnings per share targets. Mr. Scrushy earned the entire $900,000 incentive component of his compensation in 1995, as all such targets were met. In addition, Mr. Scrushy was awarded $5,000,000 under the management bonus plan, and was conveyed real estate having an appraised value of $640,000 by the Company. See Item 13, "Certain
Relationships and Related Transactions". Such additional bonus was based on the Committee's assessment of Mr. Scrushy's contribution to the establishment of the Company as the industry leader in outpatient and rehabilitative healthcare services, including his role in the negotiation and consummation of the Company's 1995 acquisitions of Surgical Health Corporation, the rehabilitation hospitals division of NovaCare, Inc., Sutter Surgery Centers, Inc. and Caremark
Orthopedic  Services Inc. and the 1996 acquisitions of Surgical Care Affiliates,
Inc. and Advantage Health Corporation, as well as the Company's success in achieving annual budgeted net income targets. Mr. Scrushy is also provided with a car allowance in the amount of $500 per month and disability insurance through a Company-wide plan or otherwise. Under the Agreement, Mr. Scrushy's employment may be terminated for cause or if he should become disabled. Termination of Mr.
Scrushy's employment under the Agreement will result in certain severance pay arrangements. In the event that the Company shall be acquired, merged or reorganized in such a manner as to result in a change of control of the Company, Mr. Scrushy has the right to terminate his employment under the Agreement, in which case he will receive a lump sum payment equal to three years' annual base salary (including the gross incentive portion thereof) under the Agreement. Mr.
Scrushy has agreed not to compete with the Company during any period to which any such severance pay relates. Mr. Scrushy may terminate the Agreement at any time upon 180 days' notice, in which case he will receive one year's base salary as severance pay.



Item 12. Security Ownership of Certain Beneficial Owners and Management.


         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 15, 1996, (a) by each person who is known by the Company to own beneficially more than 5% of the Company's
Common Stock, (b) by each of the Company's Directors and (c) by the Company's five most highly compensated executive officers and all executive officers and Directors as a group.


                                                                                                   Percentage
            Name and                                      Number of Shares                             of
        Address of Owner                               Beneficially Owned (1)                     Common Stock
        ----------------                               ----------------------                     ------------

Richard M. Scrushy                                          7,738,329  (2)                            4.84%
John S. Chamberlin                                            105,000  (3)                            *
C. Sage Givens                                                191,050  (4)                            *
Charles W. Newhall III                                        315,938  (5)                            *
George H. Strong                                              264,166  (6)                            *
Phillip C. Watkins, M.D.                                      322,765  (7)                            *
Aaron Beam, Jr.                                               228,060  (8)                            *
James P. Bennett                                              475,000  (3)                            *
Larry R. House                                                288,906  (9)                            *
Anthony J. Tanner                                             646,904  (10)                           *
Richard F. Celeste                                             80,000  (3)                            *
P. Daryl Brown                                                520,000  (11)                           *
Joel C. Gordon                                              1,947,236  (12)                           1.28%
Raymond J. Dunn, III                                        1,619,749  (13)                           1.06%
Michael D. Martin                                             114,004  (14)                           *
FMR Corp.                                                   9,967,400  (15)                           6.54%
    82 Devonshire Street
    Boston, Massachusetts  02109
All Executive Officers and Directors as a Group            16,249,806  (16)                           9.87%
    (20 persons)
-------------------------

(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, except as otherwise indicated.

(2)    Includes 7,436,262 shares subject to currently exercisable stock options.

(3)    All of the shares are subject to currently exercisable stock options.

(4) Includes 1,050 shares owned by Ms. Givens's spouse and 190,000 shares subject to currently exercisable stock options.

(5) Includes 230 shares owned by members of Mr. Newhall's immediate family, 10,780 shares owned by partnerships of which Mr. Newhall is a general partner and 305,000 shares subject to currently exercisable stock options. Mr. Newhall disclaims beneficial ownership of the shares owned by the partnerships except to the extent of his pecuniary interest therein.

(6) Includes 54,054 shares owned by a trust of which Mr. Strong is a trustee and claims shared voting and investment power and 138,165 shares subject to currently exercisable stock options.

(7)    Includes 225,000 shares subject to currently exercisable stock options.

(8)    Includes 206,250 shares subject to currently exercisable stock options.

(9)    Includes 173,734 shares subject to currently exercisable stock options.

(10) Includes 36,000 shares held in trust by Mr. Tanner for his children and 610,000 shares subject to currently exercisable stock options.

(11)   Includes 491,000 shares subject to currently exercisable stock options.

(12) Includes 204,670 shares owned by his spouse, 235,350 shares owned by trusts of which he is a trustee and 167,260 shares subject to currently exercisable stock options.

(13) Includes 31,666 shares owned by a charitable foundation of which Mr. Dunn is a trustee.

(14)   Includes 113,000 shares subject to currently exercisable stock options.

(15) Shares held by various investment funds for which affiliates of FMR Corp. act as investment advisor. FMR Corp. or its affiliates claim sole power to vote 21,100 of the shares and sole power to dispose of all of the shares.

(16) Includes 12,094,715 shares subject to currently exercisable stock options held by executive fficers and Directors.

*  Less than 1%


Item 13. Certain Relationships and Related Transactions.


         During 1995, the Company paid $11,587,000 for the purchase of new NCR computer equipment from GG Enterprises, a value-added reseller of computer equipment which is owned by Grace Scrushy, the mother of Richard M. Scrushy, Chairman of the Board and Chief Executive Officer of the Company, and Gerald P. Scrushy, Senior Vice President -- Physical Resources of the Company. Such purchases were made in the ordinary course of the Company's business. The price paid for this equipment was more favorable to the Company than that which could have been obtained from an independent third party seller.

         During 1995, the Company paid 229,000 to Caretenders Health Corp., a provider of home healthcare services and related services, for services provided by Caretenders to the Company. The Company beneficially owns approximately 30% of the issued and outstanding shares of common stock of Caretenders. Such purchases were made in the ordinary course of the Company's business. The Company believes that the price paid for the services provided by Caretenders was no less favorable to the Company than that which could have been obtained from an independent third-party provider.

         During 1995, the Company paid $63,000 to MedPartners/Mullikin, Inc., a publicly-traded physician practice management company, for management services rendered to certain physician practices owned by the Company. Richard M. Scrushy, Chairman of the Board and Chief

Executive Officer of the Company, and Larry R. House, a Director of the Company, are directors of MedPartners/Mullikin, Inc. Mr. House also serves as Chairman of the Board, President and Chief Executive Officer of MedPartners/Mullikin, Inc., a position which has been his principal occupation since August 1993. At March 1, 1996, Mr. Scrushy beneficially owns approximately 1.63%, Mr. House beneficially owns approximately 3.93%, and the Company owns approximately 2.20% of the issued and outstanding Common Stock of MedPartners/Mullikin, Inc. The Company believes that the price paid for such services was no less favorable to the Company than that which could have been obtained from an independent third-party provider.

         In June 1994, the Company sold selected properties, including six ancillary hospital facilities, three outpatient rehabilitation facilities, two outpatient surgery centers, one uncompleted medical office building and one research facility to Capstone Capital Corporation ("Capstone"), a publicly-traded real estate investment trust. The net proceeds of the Company as a result of the transaction were approximately $58,425,000. The net book value of the properties was approximately $50,735,000. The Company leases back substantially all these properties from Capstone and guarantees the associated operating leases, payments under which aggregate approximately $6,900,000 annually. In addition, in 1995, Capstone acquired ownership of the Company's Erie, Pennsylvania inpatient rehabilitation facility, which had been leased by the Company from an unrelated lessor. The Company's annual lease payment under that lease is $1,700,000. Richard M. Scrushy, Chairman of the Board and Chief Executive Officer of the Company, and Michael D. Martin, Senior Vice President -- Finance and Treasurer of the Company, were among the founders of Capstone and serve on its Board of Directors. At March 1, 1996, Mr. Scrushy owned approximately 2.9% of the issued and outstanding capital stock of Capstone, and Mr. Martin owned approximately 0.8% of the issued and outstanding capital stock of Capstone. In addition, the Company owned approximately 0.8% of the issued and outstanding capital stock of Capstone at March 1, 1996. The Company believes that all transactions involving Capstone were effected on terms no less favorable than those which could have been obtained in transactions with independent third parties.

         Effective June 13, 1995, the Company acquired SHC through the merger of a wholly-owned subsidiary of the Company with and into SHC. The transaction was subject to approval of the stockholders of both the Company and SHC, and the Company received an opinion from Smith Barney Inc. as to the fairness to the Company, from a financial point of view, of the exchange ratio pursuant to which capital stock of SHC was exchanged for Common Stock of the Company. Richard M. Scrushy, Chairman of the Board and Chief Executive Officer of the Company, and Charles W. Newhall III, a Director of the Company, also served on the Board of Directors of SHC. In connection with such transaction, Mr. Scrushy received 123,421 shares of HEALTHSOUTH Common Stock in the merger, and entities of which Mr. Newhall is a general partner received 1,058,901 shares of HEALTHSOUTH Common Stock in the merger. Mr. Newhall shared voting and investment power with respect to such shares and disclaimed beneficial ownership of such shares. In addition,
C. Sage Givens and Larry R. House, both Directors of the Company, were also direct or indirect stockholders of SHC and received, respectively, 215,404 and 114,370 shares of HEALTHSOUTH Common Stock in connection with the merger.

         In July 1994, the Company acquired in excess of 80% of the issued and outstanding capital stock of Diagnostic Health Corporation ("DHC"), a privately-held company which operated diagnostic imaging facilities. After the July 1994 transaction, the minority interests in DHC were owned by approximately 49 stockholders, including the following Directors and executive officers of the
Company: Richard M. Scrushy, Chairman of the Board and Chief Executive Officer of the Company, James P. Bennett, President and Chief Operating Officer of the Company, Aaron Beam, Jr., Executive Vice President and Chief Financial Officer of the Company, Thomas W. Carman, Executive Vice President -- Corporate Development of the Company, Russell H. Maddox, President -- HEALTHSOUTH Imaging Centers of the Company, P. Daryl Brown, President -- HEALTHSOUTH Outpatient Centers of the Company, Michael D. Martin, Senior Vice President and Treasurer of the Company, and Larry R. House, a Director of the Company. In October 1995, the Company purchased the remaining minority interests in DHC for a cash purchase price of $4.00 per share and cashed out all options to acquire DHC stock at a cash price equal to $4.00 per share less the option exercise price. The Company received an opinion from Smith Barney Inc. as to the fairness to the Company, from a financial point of view, of the consideration payable to DHC stockholders and option holders. In connection with such transactions, Mr. Scrushy received a cash payment of $3,229,164,

Mr. Maddox received a cash payment of $3,412,886, Mr. Martin received a cash payment of $223,750, and Mr. House received a cash payment of $2,452,500. The other individuals named above received cash payments of less than $60,000 apiece.

         In 1992, the Company acquired 19.55 acres of vacant land in Vestavia Hills, Alabama for potential development as a corporate headquarters building. The Company subsequently determined that, for various reasons, such land was not suited for the type of development that the Company wished to pursue. Accordingly, in 1995, the Board of Directors of the Company determined to convey the property to Richard M. Scrushy, Chairman of the Board and Chief Executive Officer of the Company, as additional compensation. An independent appraisal valued the property at $640,000, and such amount was treated as additional compensation to Mr. Scrushy.

         In order to enhance equity ownership by senior management, the Company has adopted a program of making loans to officers holding the position of Group Vice President and above to facilitate the exercise of stock options held by such persons. See Item 11, "Executive Compensation -- Executive Loans".

         At various times, the Company has made loans to executive officers to assist them in meeting financial obligations at certain times when they were requested by the Company to refrain from selling Common Stock in the open market. At January 1, 1995, loans in the following original principal amounts were outstanding: $460,000 to Larry R. House, a Director and a former executive officer, and $140,000 to William T. Owens, Senior Vice President and Controller. Outstanding principal balances at December 31, 1995 were $414,000 for Mr. House and $126,000 for Mr. Owens. In addition, during 1995, the Company made an additional loan of $350,000 to Mr. Owens and $500,000 to Aaron Beam, Jr., Executive Vice President and Chief Financial Officer of the Company, which loans were outstanding in full at December 31, 1995. Such loans bear interest at the rate of 1-1/4% per annum below the prime rate of AmSouth Bank of Alabama, Birmingham, Alabama, and are payable on demand.

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

         2.       Financial Statement Schedules.

         The financial statement schedules required by Regulation S-X are filed under Item 14(d) of this Annual Report on Form 10-K, as listed below:

         Schedules Supporting the Financial Statements

         Schedule II            Valuation and Qualifying Accounts            90

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

(b)      Reports on Form 8-K.

         During the last quarter of the period covered by this Annual Report on Form 10-K, the Company filed the following Current Reports on Form 8-K:

         (1) Current Report on Form 8-K filed October 19, 1995 providing information under Items 5 and 7 relating to the acquisition of SHC, and including the following unaudited pro forma financial statements of HEALTHSOUTH Corporation:

                  (a) Pro forma consolidated Balance Sheet at March 31, 1995 and pro forma consolidated statements of income for the three-month periods ended March 31, 1995 and March 31, 1994;

                  (b) Pro forma consolidated statements of income for the twelve-month periods ended December 31, 1994, 1993 and 1992; and

                  (c)    Notes to consolidated financial statements.

         (2) Current Report on Form 8-K filed October 20, 1995, as amended on November 9, 1995 providing information under Items 5 and 7 relating to the acquisition of SCA.

         (3) Current Report on Form 8-K dated October 30, 1995 providing information under Items 5 and 7 relating to the acquisition of Caremark Orthopedic Services, Inc.

         (4) Current Report on Form 8-K dated November 13, 1995 providing information under Items 2 and 7 relating to the acquisition of SSCI, incorporating by reference from HEALTHSOUTH Corporation's Registration Statement on Form S-4 filed September 28, 1995 (Registration No. 33-63055) the audited consolidated financial statements of SSCI as at December 31, 1994, and for the period then ended.

         (5) Current Report on Form 8-K dated December 20, 1995 providing information under Item 5 relating to the acquisition of Sutter Surgery Centers, Inc.

(c)      Exhibits.

         The Exhibits required by Regulation S-K are set forth in the following list and are filed either by incorporation by reference from previous filings with the Securities and Exchange Commission or by attachment to this Annual Report on Form 10-K as so indicated in such list.

     (2)-1 Amended and Restated Plan and Agreement of Merger, dated as of September 18, 1994, among HEALTHSOUTH Rehabilitation Corporation, RRS Acquisitions Company, Inc. and ReLife, Inc., filed as Exhibit (2)-1 to the Company's Registration Statement on Form S-4 (Registration No. 33-55929), is hereby incorporated by reference.

     (2)-2 Amended and Restated Plan and Agreement of Merger, dated as of January 22, 1995, among HEALTHSOUTH Corporation, ASC Atlanta Acquisition Company, Inc. and Surgical Health Corporation, filed as Exhibit (2)-4 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1994, is hereby incorporated by reference.

     (2)-3 Stock Purchase Agreement, dated February 3, 1995, among HEALTHSOUTH Corporation, NovaCare, Inc. and NC Resources, Inc., filed as Exhibit (2)-3 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1994, is hereby incorporated by reference.

     (2)-4 Plan and Agreement of Merger, dated August 23, 1995, among HEALTHSOUTH Corporation, SSCI Acquisition Corporation and Sutter Surgery Centers, Inc., filed as Exhibit (2) to the Company's Registration Statement on Form S-4 (Registration No. 33-63-55) is hereby incorporated by reference.

     (2)-5 Amendment to Plan and Agreement of Merger among HEALTHSOUTH Corporation, SSCI Acquisition Corporation and Sutter Surgery Center, Inc.

     (2)-6 Amended and Restated Plan and Agreement of Merger, dated as of October 9, 1995, among HEALTHSOUTH Corporation, SCA Acquisition Corporation and Surgical Care Affiliates, Inc., filed as Exhibit (2)-1 to Amendment No. 1 to the Company's Registration Statement on Form S-4 (Registration No. 33-64935), is hereby incorporated by reference.

     (2)-7 Agreement and Plan of Merger, dated December 16, 1995, between HEALTHSOUTH Corporation, Aladdin Acquisition Corporation and Advantage Health Corporation, filed as Exhibit (2)-1 to the Company's Registration Statement on Form S-4 (Registration No. 333-825), is hereby incorporated by reference.

     (3)-1 Restated Certificate of Incorporation of HEALTHSOUTH Corporation, as filed in the Office of the Secretary of State of the State of Delaware on January 17, 1996, filed as Exhibit
                  (3) to the Company's Current Report on Form 8-K filed onJanuary 29, 1996, is hereby incorporated by reference.

     (3)-2 Bylaws of HEALTHSOUTH Rehabilitation Corporation, filed as Exhibit (3)-2 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1991, are hereby incorporated herein by reference.

     (4)-1 Indenture, dated March 24, 1994, between HEALTHSOUTH Rehabilitation Corporation and NationsBank of Georgia, National Association, relating to the Company's 9.5% Senior Subordinated Notes due 2001, filed as Exhibit (4)-1 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1994, is hereby incorporated by reference.

     (4)-2 Indenture, dated March 24, 1994, between HEALTHSOUTH Rehabilitation Corporation and PNC Bank of Kentucky, Inc., relating to the Company's 5% Convertible Subordinated Debentures due 2001, filed as Exhibit (4)-2 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1994, is hereby incorporated by reference.

     (4)-3        Form of Incentive Stock Option Agreement for 1995 Stock Option
                  Plan.

     (10)-1       1984 Incentive Stock Option Plan, as amended, filed as Exhibit
                  (10)-1 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1987, is hereby incorporated herein by reference.

     (10)-2 1988 Non-Qualified Stock Option Plan, filed as Exhibit 4(a) to the Company's Registration Statement on Form S-8 (Registration No. 33-23642), is hereby incorporated herein by reference.

     (10)-3 1989 Stock Option Plan, filed as Exhibit (10)-6 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1989, is hereby incorporated by reference.

     (10)-4 1990 Stock Option Plan, filed as Exhibit (10)-13 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1990, is hereby incorporated by reference.

     (10)-5 Forms of Stock Option Agreements utilized under 1984 Incentive Stock Option Plan, 1988 Non- Qualified Stock Option Plan, 1989 Stock Option Plan and 1990 Stock Option Plan, filed as Exhibit
                  (10)-14 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1990, are hereby incorporated herein by reference.

     (10)-6 1991 Stock Option Plan, as amended, filed as Exhibit (10)-15 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1991, is hereby incorporated herein by reference.

     (10)-7 Forms of Stock Option Agreements utilized under 1991 Stock Option Plan, filed as Exhibit (10)-16 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1991, are hereby incorporated by reference.

     (10)-8 1992 Stock Option Plan, filed as Exhibit (10)-8 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1992, is hereby incorporated by reference.

     (10)-9 Forms of Stock Option Agreements utilized under 1992 Stock Option Plan, filed as Exhibit (10)-9 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1992, are hereby incorporated by reference .

     (10)-10 1993 Stock Option Plan, filed as Exhibit (10)-10 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1993, is hereby incorporated by reference.

     (10)-11 Forms of Stock Option Agreements utilized under 1993 Stock Option Plan, filed as Exhibit (10)-11 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1993, are hereby incorporated by reference.

     (10)-12 1993 Consultants Stock Option Plan, filed as Exhibit 4(a) to the Company's Registration Statement on Form S-8 (Commission File No. 33-64316), is hereby incorporated by reference.

     (10)-13 Form of Stock Option Agreement utilized under the 1993 Consultants Stock Option Plan, filed as Exhibit 4(b) to the Company's Registration Statement on Form S-8 (Commission File No. 33-64316), is hereby incorporated by reference.

     (10)-14      1995  Stock  Option  Plan.

     (10)-15 Form of Stock Option Agreement utilized under the 1995 Stock Option Plan.

     (10)-16 Employment Agreement, dated July 23, 1986, between HEALTHSOUTH Rehabilitation Corporation and Richard M. Scrushy, as amended. To be filed by amendment.

     (10)-17      Second  Amended and  Restated  Credit  Agreement,  dated as of
                  April  11,   1995,   between   HEALTHSOUTH   Corporation   and
                  NationsBank of North Carolina, National Association.

     (10)-18 Form of Indemnity Agreement entered into between HEALTHSOUTH Rehabilitation Corporation and each of its Directors, filed as Exhibit (10)-13 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1991, is hereby incorporated by reference.

     (11)         HEALTHSOUTH  Corporation  and  Subsidiaries,   Computation  of
                  Income Per Share.

     (21)         Subsidiaries of HEALTHSOUTH Corporation.

     (23)         Consent of Ernst & Young LLP.


(d)      Financial Statement Schedules.

         Schedule II:               Valuation and Qualifying Accounts



                                                   SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS



           Column A                   Column B                       Column C                        Column D           Column E

-----------------------------------------------------------------------------------------------------------------------------------
                                     Balance at       Additions Charged     Additions Charged
                                    Beginning of        to Costs and       to Other Accounts -     Deductions -        Balance at
          Description                  Period             Expenses              Describe             Describe         End of Period
-----------------------------------------------------------------------------------------------------------------------------------
                                                          (In thousands)
Year ended December 31,
     1993:
       Allowance for doubtful
       accounts and con-                                                           298,309 (1)
       tractual adjustments        $       50,753     $       17,947        $       51,516 (2)   $      295,178 (3)  $      123,347
                                   ==============     ==============        ==============       ==============      ==============

Year ended December 31,
     1994:
       Allowance for doubtful
       accounts and con-                                                           662,230 (1)
       tractual adjustments        $      123,347     $       27,646        $        6,547 (2)   $      672,334 (3)  $      147,436
                                   ==============     ==============        ==============       ==============      ==============

Year ended December 31,
     1995:
       Allowance for doubtful
       accounts and con-                                                           860,363 (1)
       tractual adjustments        $      147,436     $       31,637        $       28,609 (2)   $      855,073 (3)  $      212,972
                                   ==============     ==============        ==============       ==============      ==============

-------------------------

(1) Provisions for contractual adjustments which are netted against gross revenues.

(2)   Allowances of acquisitions in years 1993, 1994 and 1995, respectively.

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

                           HEALTHSOUTH Corporation


                           By              /s/RICHARD M. SCRUSHY
                               ---------------------------------------------
                                              Richard M. Scrushy,
                                        Chairman of the Board, President
                                           and Chief Executive Officer

                           Date:   March 27, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                      Capacity                                Date
               ---------                                      --------                                ----
       /s/RICHARD M. SCRUSHY                            Chairman of the Board                   March 27, 1996
--------------------------------------
          Richard M. Scrushy                         and Chief Executive Officer
                                                            and Director

         /s/AARON BEAM, JR.                         Executive Vice President and                March 27, 1996
--------------------------------------
            Aaron Beam, Jr.                            Chief Financial Officer
                                                            and Director

        /s/WILLIAM T. OWENS                       Senior Vice President-Finance and             March 27, 1996
--------------------------------------
           William T. Owens                       Controller (Principal Accounting
                                                              Officer)

         /s/C. SAGE GIVENS                                    Director                          March 27, 1996
--------------------------------------
            C. Sage Givens

     /s/CHARLES W. NEWHALL III                                Director                          March 27, 1996
--------------------------------------
        Charles W. Newhall III

        /s/GEORGE H. STRONG                                   Director                          March 27, 1996
--------------------------------------
           George H. Strong

       /s/PHILLIP C. WATKINS                                  Director                          March 27, 1996
--------------------------------------
          Phillip C. Watkins

       /s/JOHN S. CHAMBERLIN                                  Director                          March 27, 1996
--------------------------------------
          John S. Chamberlin






         /s/LARRY R. HOUSE                                    Director                          March 27, 1996
--------------------------------------
            Larry R. House

        /s/ANTHONY J. TANNER                                  Director                          March 27, 1996
--------------------------------------
           Anthony J. Tanner

        /s/JAMES P. BENNETT                                   Director                          March 27, 1996
--------------------------------------
           James P. Bennett

       /s/RICHARD F. CELESTE                                  Director                          March 27, 1996
--------------------------------------
          Richard F. Celeste

         /s/P. DARYL BROWN                                    Director                          March 27, 1996
--------------------------------------
            P. Daryl Brown

         /s/JOEL C. GORDON                                    Director                          March 27, 1996
--------------------------------------
            Joel C. Gordon

      /s/RAYMOND J. DUNN, III                                 Director                          March 27, 1996
--------------------------------------
            Raymond J. Dunn