Form 10-Q
period 1996-03-31
HEALTHSOUTH CORP
filed 1996-05-15
CIK 785161

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
         _____________.

Commission File Number 1-10315
                       -------

                             HEALTHSOUTH Corporation
                             -----------------------
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                      63-0860407
          ----------                                     ----------
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

                          YES [X]                  NO
                              ---                      ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                     Outstanding at May 10, 1996
- ---------------------                            -------------------------------
Common Stock, par value                                154,734,263 shares
   $.01 per share

                    HEALTHSOUTH Corporation and Subsidiaries

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART 1 -- FINANCIAL INFORMATION



                                                                                    Page
                                                                                    ----
Item 1.  Financial Statements

         Consolidated Balance Sheets (Unaudited) -- March 31, 1996
         and December 31, 1995                                                       3

         Consolidated Statements of Income (Unaudited) -- Three Months
         Ended March 31, 1996 and 1995                                               5

         Consolidated Statements of Cash Flows (Unaudited) -- Three Months
         Ended March 31, 1996 and 1995                                               6

         Notes to Consolidated Financial Statements (Unaudited) -- Three
         Months Ended March 31, 1996 and 1995                                        8

Item 2.
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                        11

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                           15


PART I -- FINANCIAL INFORMATION

Item 1.           Financial Statements

                    HEALTHSOUTH Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED - In Thousands)


                                                         March 31,     December 31,
                                                           1996            1995
                                                           ----            ----
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                             $   113,037    $  152,244
  Other marketable securities                                 4,042         4,077
  Accounts receivable                                       463,596       412,450
  Inventories, prepaid expenses, and
    other current assets                                    112,543       116,082
  Deferred income taxes                                      23,478        21,978
                                                             ------        ------
                              TOTAL CURRENT ASSETS          716,696       706,831

OTHER ASSETS                                                 71,658        71,055

PROPERTY, PLANT AND EQUIPMENT--NET                        1,295,692     1,283,560

INTANGIBLE ASSETS--NET                                      918,406       873,349
                                                            -------       -------

                                      TOTAL ASSETS      $ 3,002,452    $2,934,795
                                                        ===========    ==========

                                       3

                    HEALTHSOUTH Corporation and Subsidiaries

                           (UNAUDITED - In Thousands)


                                                         March 31,     December 31,
                                                           1996            1995
                                                           ----            ----


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                    $      88,588     $  107,018
  Salaries and wages payable                                 66,659         67,905
  Accrued interest payable and other liabilities            101,779         80,361
  Current portion of long-term debt                          37,186         35,175
                                                             ------         ------
                         TOTAL CURRENT LIABILITIES          294,212        290,459

LONG-TERM DEBT                                            1,374,423      1,356,489

DEFERRED INCOME TAXES                                        25,748         23,733

OTHER LONG-TERM LIABILITIES                                   5,375          8,459

DEFERRED REVENUE                                              1,208          1,525

MINORITY INTERESTS--LIMITED PARTNERSHIPS                     70,525         57,985

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.10 par value--1,500,000
    shares authorized; issued and outstanding--
    none                                                          0              0
  Common Stock, $.01 par value--250,000,000
    shares authorized; 153,312,000 and 152,299,000
    shares issued at March 31, 1996 and
    December 31, 1995, respectively                           1,533          1,523
  Additional paid-in capital                                885,348        872,537
  Retained earnings                                         364,978        344,765
  Treasury stock                                               (323)          (323)
  Receivable from Employee Stock Ownership Plan             (14,148)       (15,886)
  Notes receivable from stockholders                         (6,427)        (6,471)
                                                             ------         ------

                        TOTAL STOCKHOLDERS' EQUITY        1,230,961      1,196,145
                                                          ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  3,002,452     $2,934,795
                                                       ============     ==========


See accompanying notes.

                    HEALTHSOUTH Corporation and Subsidiaries
                       CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED - In Thousands, Except for Per Share Data)


                                                    Three Months Ended
                                                         March 31,
                                                         ---------
                                                  1996           1995
                                                  ----           ----

Revenues                                     $  581,234      $ 451,844
Operating expenses:
  Operating units                               386,266        311,279
  Corporate general and administrative           16,025         14,998
Provision for doubtful accounts                  12,866          9,081
Depreciation and amortization                    42,580         32,224
Interest expense                                 23,845         23,132
Interest income                                  (1,806)        (2,249)
Merger costs                                     28,939              0
                                                 ------        -------
                                                508,715        388,465
                                                -------        -------
  Income before income taxes and
       minority interests                        72,519         63,379
Provision for income taxes                       23,297         21,415
                                                 ------         ------
  Income before minority interests               49,222         41,964
Minority interests                              (11,371)        (9,042)
                                                -------         ------

  Net income                                 $   37,851      $  32,922
                                             ==========      =========


Weighted average common and common
  equivalent shares outstanding                 162,892        142,998
                                                =======        =======

Net income per common and common
  equivalent share                           $     0.23      $    0.23
                                             ==========      =========

Net income per common share --
  assuming full dilution                     $     0.23      $    0.23
                                             ==========      =========


See accompanying notes.

                    HEALTHSOUTH Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - In Thousands)

                                                               Three Months Ended
                                                                   March 31,
                                                                   ---------
                                                              1996           1995
                                                              ----           ----

OPERATING ACTIVITIES
 Net income                                                $   37,851      $  32,922
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                              42,580         32,224
    Provision for doubtful accounts                            12,866          9,081
    Income applicable to minority interests of
       limited partnerships                                    11,371          9,042
    Loss on impairment of assets
    Merger costs                                               28,939              0
    Provision for deferred income taxes                           610          1,490
    Provision for deferred revenue                               (317)          (130)
 Changes in operating assets and liabilities, net of
   effects of acquisitions:
     Accounts receivable                                      (65,490)       (12,795)
     Inventories, prepaid expenses and other current
         assets                                                10,404          2,302
     Accounts payable and accrued expenses                    (24,090)       (33,418)
                                                              -------        -------

                                   NET CASH PROVIDED BY
                                   OPERATING ACTIVITIES        54,724         40,718
INVESTING ACTIVITIES
 Purchases of property, plant and equipment                   (48,993)       (27,649)
 Proceeds from sale of property, plant and equipment                0         14,447
 Additions to intangible assets, net of effects of
  acquisitions                                                (38,947)       (17,363)
 Assets obtained through acquisitions, net of liabilities
  assumed                                                     (26,892)       (26,898)
 Changes in other assets                                       (1,738)        (6,268)
 Proceeds received on sale of other marketable
  securities                                                       35          3,466
 Investments in other marketable securities                         0         (5,483)
                                                              -------         ------

                  NET CASH USED IN INVESTING ACTIVITIES      (116,535)       (65,748)



                    HEALTHSOUTH Corporation and Subsidiaries

                           (UNAUDITED - In Thousands)

                                                               Three Months Ended
                                                                   March 31,
                                                                   ---------
                                                              1996           1995
                                                              ----           ----

FINANCING ACTIVITIES
 Proceeds from borrowings                                     140,687         70,291
 Principal payments on long-term debt and leases             (120,140)       (37,815)
 Proceeds from exercise of options                             12,793          2,974
 Proceeds from issuance of common stock                             0            880
 Reduction in receivable from Employee Stock
  Ownership Plan                                                1,738          1,591
 Decrease in loans to stockholders                                 44              0
 Dividends paid                                                     0         (1,548)
 Proceeds from investment by minority interests                 1,680            431
 Purchase of limited partnership interests                          0           (650)
 Payment of cash distributions to limited partners            (10,561)       (11,304)
                                                              -------        -------

                                 NET CASH PROVIDED FROM
                                   FINANCING ACTIVITIES        26,241         24,850
                                                               ------         ------

                                   DECREASE IN CASH AND
                                       CASH EQUIVALENTS       (35,570)          (180)

 Cash and cash equivalents at beginning of period             148,607        116,517
                                                              -------        -------

                              CASH AND CASH EQUIVALENTS
                                       AT END OF PERIOD     $ 113,037      $ 116,337
                                                            =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
  Interest                                                  $  15,327      $  17,234
  Income taxes                                                 19,629         16,691



See accompanying notes.

                    HEALTHSOUTH Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Three Months Ended March 31, 1996 and 1995


NOTE  1  --

         The accompanying consolidated financial statements include the accounts of HEALTHSOUTH Corporation (the "Company") and its subsidiaries. This information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. It is management's opinion that the accompanying consolidated financial statements reflect all adjustments (which are normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of the results for the interim period and the comparable period presented.

NOTE  2  --

         During 1994, the Company entered into a $550,000,000 revolving line of credit with NationsBank, N.A. (Carolinas) ("NationsBank") and other participating banks (the "1994 Credit Agreement"). On April 11, 1995, the Company amended and restated the 1994 Credit Agreement to increase the size of the credit facility to $1,000,000,000 (the "1995 Credit Agreement"). At March 31, 1996, the Company had drawn $918,000,000 under the 1995 Credit Agreement.

         On April 18, 1996, the Company amended and restated the 1995 Credit Agreement to increase the size of the credit facility to $1,250,000,000. The Company provided a negative pledge on all assets and the lenders released the first priority security interest in all shares of stock of the Company's subsidiaries and rights and interests in the Company's controlled partnerships.

         On March 24, 1994, the Company issued $250,000,000 principal amount of 9.5% Senior Subordinated Notes due 2001 (the "Notes"). Interest is payable on April 1 and October 1. The Notes are senior subordinated obligations of the Company and, as such, are subordinated to all existing and future senior indebtedness of the Company. Also on March 24, 1994, the Company issued $100,000,000 principal amount of 5% Convertible Subordinated Debentures due 2001 (the "Convertible Debentures"). An additional $15,000,000 principal amount of Convertible Debentures was issued in April 1994 to cover underwriters' overallotments. Interest is payable on April 1 and October 1. The Convertible Debentures are convertible into Common Stock of the Company at the option of the holder at a conversion price of $18.8125 per share, subject to adjustment in certain events. The net proceeds from the issuance of the Notes and Convertible Debentures were used by the Company to pay down indebtedness outstanding under its other existing credit facilities.

         At March 31, 1996 and December 31, 1995, long-term debt consisted of the following:


                                                          March 31,          December 31,
                                                            1996                1995
                                                            ----                ----
                                                                (in thousands)
     Advances under the $1,000,000,000 1995
            Credit Agreement                              $   918,000      $     790,000
     9.5% Senior Subordinated Notes due 2001                  250,000            250,000
     5% Convertible Subordinated Debentures due 2001          115,000            115,000
     Other long-term debt                                     128,609            236,664
                                                            -----------  -----------------
                                                            1,411,609          1,391,664
  Less amounts due within one year                             37,186             35,175
                                                            -----------  -----------------
                                                         $  1,374,423       $  1,356,489
                                                       ==============  =================


NOTE  3  --

         On January 17, 1996, the Company consummated the acquisition of Surgical Care Affiliates, Inc. ("SCA") in a transaction accounted for as a pooling of interests. In the transaction, SCA stockholders received an aggregate of 45,928,339 shares of the Company's common stock. At the time of the merger, SCA operated 67 surgery centers in 24 states.

         On March 14, 1996, the Company consummated the acquisition of Advantage Health Corporation ("Advantage Health") in a transaction accounted for as a pooling of interests. In the transaction, Advantage Health stockholders and option holders received an aggregate of 9,101,989 shares of the Company's common stock. At the time of the merger, Advantage Health operated a network of 136 sites of service, including four freestanding rehabilitation hospitals, one freestanding multi-use hospital, one nursing home, 68 outpatient rehabilitation facilities, 14 inpatient managed rehabilitation units, 24 rehabilitation services management contracts and six managed sub-acute rehabilitation units.

         Accordingly, the Company's historical financial statements for all periods prior to the effective dates of the mergers have been restated to include the results of SCA and Advantage Health. The effects of conforming the accounting policies of the Company, SCA and Advantage Health were not material.

         Prior to the mergers, SCA reported on a fiscal year ending on December 31 and Advantage Health reported on a fiscal year ending on August 31. Accordingly, the historical financial statements of Advantage Health have been recast to a November 30 fiscal year end to more closely conform to the Company's calendar fiscal year end. The restated financial statements for all periods prior to and including December 31, 1995 are based on a combination of the Company's and SCA's results for their December 31 fiscal years and Advantage Health's results for its recast November 30 fiscal year. Beginning January 1, 1996, all facilities acquired in the Advantage Health merger adopted a December 31 fiscal year end; accordingly, all consolidated financial statements for periods after December 31, 1995 are based on a consolidation of all of the Company's subsidiaries on a December 31 year end. Advantage Health's historical results of operations for the one month ended December 31, 1995 are not included in the Company's consolidated statements of income or cash flows. An adjustment has been made to stockholders' equity as of January 1, 1996 to adjust for the effect of excluding Advantage Health's results of operations for the one month ended December 31, 1995. The following is a summary of Advantage Health's results of operations and cash flows for the one month ended December 31, 1995 (in thousands):

         Statement of Income Data:

                    Revenues                                      $     16,111

                    Operating expenses:
                         Operating units                                14,392
                         Corporate general and administrative            1,499
                    Provision for doubtful accounts                      1,013
                    Depreciation and amortization                          283
                    Interest expense                                       288
                    Interest income                                        (16)
                    Loss on impairment of assets                        21,111
                                                               ----------------
                                                                        38,570
                                                               ----------------
                    Loss before income taxes and
                         minority interests                            (22,460)
                    Provision (benefit) for income taxes                (4,959)
                                                               ----------------
                                                                       (17,501)
                    Minority interests                                    (136)
                                                               ----------------

                    Net income                                    $    (17,637)
                                                               ================



         Statement of Cash Flow Data:

                    Net cash used in operating activities         $     (2,971)
                    Net cash provided by investing activities              105
                    Net cash used in financing activities                 (771)
                                                               ----------------
                                 Net decrease in cash             $     (3,637)
                                                               ================


         Costs and expenses of $28,939,000, primarily accounting, legal and financial advisory services, incurred by the Company in connection with the mergers have been recorded in operations during the quarter ending March 31, 1996 and reported as Merger Costs in the accompanying consolidated statements of income.

NOTE 4 --

         During the first three months of 1996, the Company acquired 14 outpatient facilities, one outpatient surgery center and one diagnostic imaging center. The total purchase price of the acquired facilities was approximately $25,218,000. The Company also entered into non-compete agreements totaling approximately $1,921,000 in connection with these transactions. The cost in excess of the acquired facilities' net asset value was approximately $17,746,000. The results of operations (not material individually or in the aggregate) of these acquisitions are included in the consolidated financial statements from their respective acquisition dates.

NOTE  5  --

         During the first three months of 1996, the Company granted incentive and nonqualified stock options to certain Directors, employees and others for 1,925,000 shares of Common Stock at exercise prices ranging from $32.50 to $35.50 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

         The Company provides outpatient and rehabilitative healthcare services through its inpatient and outpatient rehabilitation facilities, surgery centers and medical centers. The Company has expanded its operations through the acquisition or opening of new facilities and satellite locations and by enhancing its existing operations. As of March 31, 1996, the Company had 956 locations in 45 states and the District of Columbia, including 624 outpatient rehabilitation locations, 95 inpatient rehabilitation facilities, five medical centers, 128 surgery centers and 104 locations providing other patient care services.

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

         Effective January 17, 1996, the Company consummated the acquisition of Surgical Care Affiliates, Inc. ("SCA") through a merger accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of SCA for all periods presented (see Note 3 of "Notes to Consolidated Financial Statements" for further discussion). Effective March 14, 1996, the Company consummated the acquisition of Advantage Health Corporation ("Advantage Health"), also through a merger accounted for as a pooling of interests. The results of operations described below for the quarter ended March 31, 1995 are based on a combination of both the Company's results for its quarter ended March 31, 1995 and Advantage Health's results for its quarter ended February 28, 1995 (see Note 3 of "Notes to Consolidated Financial Statements" for further discussion). All data set forth for periods prior to December 31, 1995 relating to revenues derived from Medicare and Medicaid do not take into account revenues of the Advantage Health facilities or the SCA facilities.


Results of Operations -- Three Months Ended March 31, 1996

         The Company operated 624 outpatient locations (which includes base facilities and satellites) at March 31, 1996, compared to 477 outpatient locations at March 31, 1995. In addition, the Company operated 95 inpatient rehabilitation facilities, five medical centers and 128 surgery centers at March 31, 1996, compared with 84 inpatient facilities, five medical centers and 120 surgery centers at March 31, 1995.

         The Company's operations generated revenues of $581,234,000 for the quarter ended March 31, 1996, an increase of $129,390,000, or 28.6%, as compared to the same period in 1995. The increase in revenues is primarily attributable to increases in patient volume, the April 1, 1995 acquisition of the rehabilitation hospitals division of NovaCare, Inc., the December 1, 1995 acquisition of Caremark Orthopedic Services Inc. and the addition of new outpatient centers. Same store revenues for the quarter ended March 31, 1996 were $500,422,000, an increase of $48,578,000, or 10.8%, as compared to the same period in 1995. New store revenues were $80,812,000. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 38.3% and 2.9% of revenue for the first quarter of 1996, compared to 41.1% and 2.3% for the same period in 1995. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During the first quarter of 1996, same store outpatient visits, inpatient days and surgical cases increased 16.0%, 7.8% and 5.9%, respectively. Revenue per outpatient visit, revenue per inpatient day and revenue per surgical case for same store operations increased (decreased) by (0.9)%, 2.6% and 6.6%, respectively.

         Operating expenses, at the operating unit level, were $386,266,000, or 66.5% of revenues, for the quarter ended March 31, 1996, compared to 68.9% of revenues for the first quarter of 1995. Same store operating expenses were $329,558,000, or 65.9% of comparable revenue. New store operating expenses were $56,708,000, or 70.2% of comparable revenue. Corporate general and administrative expenses increased from $14,998,000 during the 1995 quarter to $16,025,000 during the 1996 quarter. As a percentage of revenue, corporate general and administrative expenses decreased from 3.3% in the 1995 quarter to 2.8% in the 1996 quarter. The provision for doubtful accounts was $12,866,000, or 2.2% of revenues, for the first quarter of 1996, compared to $9,081,000, or 2.0% of revenues, for the same period in 1995. Management believes that this provision is adequate to cover any uncollectible revenues.

         Depreciation and amortization expense was $42,580,000 for the quarter ended March 31, 1996, compared to $32,224,000 for the same period in 1995. The increase represents the investment in additional assets by the Company. Interest expense was $23,845,000 for the quarter ended March 31, 1996, compared to $23,132,000 for the quarter ended March 31, 1995. For the first quarter of 1996, interest income was $1,806,000, compared to $2,249,000 for the first quarter of 1995.

         As a result of the SCA and Advantage Health acquisitions, the Company recognized $28,939,000, primarily accounting, legal and financial advisory services, in merger costs during the first three months of 1996.

         Income before minority interests and income taxes for the first quarter of 1996 was $72,519,000, compared to $63,379,000 for the same period in 1995. Minority interests decreased income before income taxes by $11,371,000 for the quarter ended March 31, 1996, compared to decreasing income before income taxes by $9,042,000 for the first quarter of 1995. The provision for income taxes for the first quarter of 1996 was $23,297,000, compared to $21,415,000 for the same
period  in  1995,   resulting  in  effective  tax
rates of 38.1% and 39.4%, respectively. Net income for the first quarter of 1996 was $37,851,000, compared to $32,922,000 for the first quarter of 1995.

Liquidity and Capital Resources

         As of March 31, 1996, the Company had working capital of $422,484,000, including cash and marketable securities of $117,079,000. Working capital at December 31, 1995 was $416,372,000, including cash and marketable securities of $156,321,000. For the first three months of 1996, cash provided by operations was $54,724,000 compared to $40,718,000 for the same period in 1995. Additions to property, plant, and equipment and acquisitions accounted for $48,993,000 and $26,892,000, respectively, during the first three months of 1996. Those same investing activities accounted for $27,649,000 and $26,898,000, respectively, in the same period in 1995. Financing activities provided $26,241,000 and $24,850,000 during the first three months of 1996 and 1995, respectively. Net borrowing proceeds (borrowing less principal reductions) for the first three months of 1996 and 1995 were $20,547,000 and $32,476,000, respectively.

         Accounts receivable were $463,596,000 at March 31, 1996, compared to $412,450,000 at December 31, 1995. The number of days of average revenues in average receivables was 66.6 at March 31, 1996, compared to 64.1 at December 31, 1995. The concentration of net accounts receivable from patients, third-party payors, insurance companies and others at March 31, 1996 is consistent with the related concentration of revenues for the period then ended.

         At March 31, 1996, the Company had a $1,000,000,000 revolving line of credit with NationsBank, N.A. (Carolinas) and 28 other participating banks. Interest is paid based on LIBOR plus a predetermined margin, prime, or competitively bid rates from the participating banks. The Company provided a negative pledge on all assets and granted the banks a first priority security interest in all shares of stock of its subsidiaries and rights and interests in its controlled partnerships. The effective interest rate on the average outstanding balance under the revolving line of credit was 6.3% for the three months ended March 31, 1996, compared to the average prime rate of 8.3% during the same period. At March 31, 1996, the Company had drawn $918,000,000 under its revolving line of credit. On April 18, 1996, the credit facility was amended and restated to increase the maximum amount available thereunder to $1,250,000,000 and to eliminate the security interests thereunder (see Note 2 of "Notes to Consolidated Financial Statements").

         The Company intends to pursue the acquisition or development of additional healthcare operations, including comprehensive outpatient rehabilitation facilities, ambulatory surgery centers, inpatient rehabilitation facilities and companies engaged in the provision of outpatient surgery and rehabilitation-related services, and to expand certain of its existing facilities. While it is not possible to estimate precisely the amounts which will actually be expended in the foregoing areas, the Company anticipates that over the next twelve months, it will spend approximately $30,000,000 on maintenance and expansion of its existing facilities and approximately $150,000,000 on development of the Integrated Service Model, pursuant to which the Company plans to utilize its services in particular markets to provide an integrated continuum of coordinated care.

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

         Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements. In addition, the Company, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting the Company's best judgment based upon current information and involve a number of risks and uncertainties, and there can be no assurance that other factors will not affect the accuracy of such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, changes in the regulation of the healthcare industry at either or both of the federal and state levels, changes in reimbursement for the Company's services by governmental or private payors, competitive pressures in the healthcare industry and the Company's response thereto, the Company's ability to obtain and retain favorable arrangements with third-party payors, unanticipated delays in the Company's implementation of its Integrated Service Model, general conditions in the economy and capital markets, and other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements.

PART II -- OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits

                  11.  Computation of Income Per Share (unaudited)
                  27.  Financial Data Schedule

(b)      Reports on Form 8-K

                During  the three months ended March 31, 1996, the Company filed
                (i) a Current Report on Form 8-K dated December 16, 1995, reporting under Item 5 the Company's agreement to acquire Advantage Health Corporation and reporting under Item 7 certain historical and pro forma financial information in connection therewith, and an Amendment on Form 8-K/A thereto revising such pro forma financial information; (ii) an Amendment on Form 8-K/A to its Current Report on Form 8-K dated October 26, 1995, filing under Item 7 certain financial information relating to the Company's acquisition of Sutter Surgery Centers, Inc.; (iii) a Current Report on Form 8-K dated January 17, 1996, reporting under Item 5 the consummation of the Company's acquisition of Surgical Care Affiliates, Inc. and filing under Item 7 certain historical and pro forma financial information in connection therewith; (iv) a Current Report on Form 8-K dated March 14, 1996, reporting under Item 5 the consummation of the Company's acquisition of Advantage Health Corporation and filing under
                Item 7 certain historical and pro forma financial information in connection therewith; and (v) a Current Report on Form 8-K dated March 20, 1996, reporting under Item 5 combined results of operations of the Company and Surgical Care Affiliates, Inc. for the month of February 1996.

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



                                           HEALTHSOUTH Corporation
                                           -----------------------
                                                (Registrant)


Date:  May 15 , 1996                          RICHARD M. SCRUSHY
                                           ------------------------
                                              Richard M. Scrushy
                                           Chairman of the Board and
                                            Chief Executive Officer




Date:  May 15, 1996                             AARON BEAM, JR.
                                           ------------------------
                                                Aaron Beam, Jr.
                                         Executive Vice President and
                                            Chief Financial Officer