Form 10-K/A
period 1995-12-31
HEALTHSOUTH CORP
filed 1996-06-12
CIK 785161

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-K/A
                                AMENDMENT NO. 1

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

         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the Registrant as of March 15, 1996:

           Common Stock, par value $.01 per share -- $5,339,826,576

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at March 15, 1996
           -----                              -----------------------------
  Common Stock, par value
     $.01 per share                               152,483,607 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
No documents are incorporated by reference into this Annual Report on Form 10-K.
- --------------------------------------------------------------------------------

                          Index to Exhibits Page _____

         HEALTHSOUTH  Corporation  ("HEALTHSOUTH"  or the "Company")  files this

Amendment  No. 1 to its Annual  Report on Form 10-K for the year ended  December

31, 1995 to amend Items 7, 8 and 14 thereof to reflect  the  restatement  of its audited consolidated financial statements at December 31, 1994 and 1995, and for the years ended December 31, 1993, 1994 and 1995, and the resulting revisions to

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of

Operations,  to reflect the effects of  HEALTHSOUTH'S  acquisitions  of Surgical

Care  Affiliates,  Inc.  ("SCA") and Advantage  Health  Corporation  ("Advantage

Health").  HEALTHSOUTH  acquired both SCA and Advantage  Health during the first quarter  of 1996,  in  transactions  that  were  accounted  for as  poolings  of interests.

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

         The Company completed the following acquisitions over the last two years:

          * On December 31, 1993, HEALTHSOUTH acquired substantially all of the assets of the rehabilitation services division of National Medical Enterprises, Inc. (the "NME Selected Hospitals Acquisition"). The purchase price was approximately $315,000,000, plus net working capital. The Company acquired 28 inpatient rehabilitation facilities, with an aggregate of 2,296 licensed beds, and 45 outpatient rehabilitation centers.

          * On December 29, 1994, HEALTHSOUTH acquired ReLife, Inc. (the "ReLife Acquisition"). A total of 11,025,290 shares of HEALTHSOUTH Common Stock were issued in the transaction, representing  a  value  of  $180,000,000  at the  time  of the acquisition. At that time, ReLife operated 31 inpatient facilities with an aggregate of 1,102 licensed beds, including nine freestanding rehabilitation hospitals, nine acute rehabilitation units, five sub-acute rehabilitation units, seven transitional living units and one residential facility, and also provided outpatient rehabilitation services at 12 centers.

         * Effective April 1, 1995, HEALTHSOUTH purchased the operations of the rehabilitation hospital division of NovaCare, Inc. (the "NovaCare Rehabilitation Hospitals
                  Acquisition"). The purchase price was approximately $235,000,000. The NovaCare Rehabilitation Hospitals consisted of 11 rehabilitation hospitals in seven states, 12 other facilities and two Certificates of Need.

         * On June 13, 1995, HEALTHSOUTH acquired Surgical Health Corporation (the "SHC Acquisition"). A total of 8,531,480 shares of HEALTHSOUTH Common Stock were issued in the transaction, representing a value of $155,000,000 at the time of the acquisition. The Company also purchased SHC's $75,000,000 aggregate principal amount of 11.5% Senior Subordinated Notes due 2004 for an aggregate consideration of approximately $86,000,000. At that time, SHC operated a network of 36 freestanding surgery centers in 11 states, and five mobile lithotripsy units.

         * On October 26, 1995, HEALTHSOUTH acquired Sutter Surgery Centers, Inc. (the "SSCI Acquisition"). A total of 1,776,001 shares of HEALTHSOUTH Common Stock were issued in the transaction, representing a value of $44,444,000 at the time of the acquisition. At that time, SSCI operated a network of 12 freestanding surgery centers in three states, with an aggregate of 54 operating and procedure rooms.

         * December 1, 1995, HEALTHSOUTH acquired Caremark Orthopedic Services Inc. (the "Caremark Acquisition"). The purchase price was approximately $127,500,000. At that time Caremark owned and operated approximately 120 outpatient rehabilitation centers in thirteen states.

         * On January 17, 1996, HEALTHSOUTH acquired Surgical Care Affiliates, Inc. (the "SCA Acquisition"). A total of 45,928,339 shares of HEALTHSOUTH Common Stock were issued in the transaction, representing a value of approximately $1,400,000,000. At that time, SCA operated a network of 67 freestanding surgery centers in 24 states.

         * On March 14, 1996, HEALTHSOUTH acquired Advantage Health Corporation (the "Advantage Health Acquisition"). A total of 9,101,989 shares of HEALTHSOUTH Common Stock were issued in the transaction, representing a value of approximately $315,000,000. At that time, Advantage Health operated a network of 136 sites of service, including four freestanding rehabilitation hospitals, one freestanding multi-use hospital, one nursing home, 68 outpatient rehabilitation facilities, 14 inpatient managed rehabilitation units, 24 rehabilitation services management contracts and six managed sub-acute rehabilitation units, primarily located in the northeastern United States.

         The NME Selected Hospitals Acquisition, the NovaCare Rehabilitation Hospitals Acquisition and the Caremark Acquisition each were accounted for under the purchase method of accounting and, accordingly, such operations are included in the Company's consolidated financial information from their respective dates of acquisition. The ReLife Acquisition, the SHC Acquisition, the SSCI Acquisition, the SCA Acquisition and the Advantage Health Acquisition were each accounted for as a pooling of interests and, with the exception of data set forth relating to revenues derived from Medicare and Medicaid, all amounts shown in the following discussion have been restated to reflect such acquisitions. ReLife, SHC, SSCI, SCA and Advantage Health did not separately track such revenues. The results of operations of SHC in turn reflect SHC's 1994 acquisition of Heritage Surgical Corporation (the "Heritage Acquisition"), which also was accounted for as a pooling of interests.

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

Results of Operations of the Company

Twelve-Month Periods Ended December 31, 1993 and 1994

         The  Company  operated  283  outpatient   rehabilitation  locations  at
December 31, 1994, compared to 203 outpatient rehabilitation locations at December 31, 1993. In addition, the Company operated 82 inpatient facilities, 112 surgery centers and five medical centers at December 31, 1994, compared to 51 inpatient facilities, 95 surgery centers and four medical centers at December 31, 1993.

         The Company's operations generated revenues of $1,649,199,000 in 1994, an increase of $669,993,000, or 68.4%, as compared to 1993 revenues. Same store revenues for the twelve months ended December 31, 1994 were $1,118,743,000, an increase of $139,537,000, or 14.3%, as compared to the same period in 1993. New store revenues for 1994 were $530,456,000. New store revenues primarily reflect the 28 inpatient rehabilitation facilities and 45 associated outpatient rehabilitation locations associated with the NME Selected Hospitals Acquisition. The increase in revenues is primarily attributable to the addition of these operations and increases in patient volume. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 41.0% and 3.2% of revenues for 1994, compared to 30.6% and 1.0% of revenues for 1993. The increase in Medicare revenues is primarily attributable to the NME Selected Hospitals Acquisition, since the acquired facilities had a greater proportion of Medicare patients than the Company's historical experience in its existing facilities. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During 1994, same store outpatient visits, inpatient days and surgery center cases increased 21.9%, 18.8% and 4.4%, respectively. Revenue per outpatient visit, inpatient day and surgery case for the same store operations decreased by 8.1%, 6.2% and 0.4%, respectively.

         Operating expenses, at the operating unit level, were $1,161,758,000, or 70.4% of revenues, for 1994, compared to 68.2% of revenues for 1993. Same store operating expenses for 1994 were $796,343,000, or 71.2% of related revenues. New store operating expenses were $365,415,000, or 68.9% of related revenues. Corporate general and administrative expenses increased from
$37,043,000  in 1993 to  $61,640,000  in  1994.  As a  percentage  of  revenues, corporate general and administrative expense decreased from 3.8% in 1993 to 3.7% in 1994. Total operating expenses were $1,223,398,000, or 74.2% of revenues, for 1994, compared to $705,244,000, or 72.0% of revenues, for 1993. The provision for doubtful accounts was $32,904,000, or 2.0% of revenues, for 1994, compared to $20,026,000, or 2.0% of revenues, for 1993.

         Depreciation and amortization expense was $113,977,000 for 1994, compared to $63,572,000 for 1993. The increase represents the investment in additional assets by the Company. Interest expense increased to $73,644,000 in 1994, compared to $24,200,000 for 1993, primarily because of the increased borrowings during the year under the Company's revolving line of credit, the issuance of $250,000,000 principal amount of 9.5% Senior Subordinated Notes due 2001 and the issuance of $115,000,000 principal amount of 5% Convertible Subordinated Debentures due 2001. For 1994, interest income was $6,387,000, compared to $5,903,000 for 1993.

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

         During 1994, the Company recognized a $10,500,000 loss on impairment of assets. This amount relates to the termination of a ReLife management contract and a permanently damaged ReLife facility. The Company determined not to attempt to reopen such damaged facility because, under its existing licensure, the facility was not consistent with the Company's plans. Also during 1994, the Company recognized a $4,500,000 loss on abandonment of a ReLife computer project. For further discussion, see Note 17 of "Notes to Consolidated Financial Statements".

         During the fourth quarter of 1994, the Company adopted a formal plan to dispose of three surgery centers and certain other properties during fiscal 1995. Accordingly, a charge of $13,197,000 was made to reflect the expected losses resulting from the disposal of these centers. The closings of the three surgery centers was completed by December 31, 1995. For further discussion, see
Note 15 of "Notes to Consolidated Financial Statements".

         Income before minority interests and income taxes for 1994 was $184,673,000, compared to $123,392,000 for 1993. Minority interests reduced income before income taxes by $31,469,000 in 1994, compared to $29,377,000 in 1993. The provision for income taxes for 1994 was $65,121,000, compared to $37,993,000 for 1993, resulting in effective tax rates of 42.5% for 1994 and 40.4% for 1993. Net income for 1994 was $88,083,000.

Twelve-Month Periods Ended December 31, 1994 and 1995

         The  Company  operated  537  outpatient   rehabilitation  locations  at
December 31, 1995, compared to 283 outpatient rehabilitation locations at December 31, 1994. In addition, the Company operated 95 inpatient facilities, 122 surgery centers and five medical centers at December 31, 1995, compared to 82 inpatient facilities, 112 surgery centers and five medical centers at December 31, 1994.

         The Company's operations generated revenues of $2,003,146,000 in 1995, an increase of $353,947,000, or 21.5%, as compared to 1994 revenues. Same store revenues for the twelve months ended December 31, 1995 were $1,817,359,000, an increase of $168,160,000, or 10.2%, as compared to the same period in 1994. New store revenues for 1995 were $185,787,000. New store revenues reflect (1) the 11 rehabilitation hospitals and 12 other facilities associated with the Novacare Rehabilitation Hospitals Acquisition, (2) the 120 outpatient rehabilitation centers associated with the Caremark Acquisition, (3) the acquisition of five surgery centers and one outpatient diagnostic imaging operation, and (4) the acquisition of outpatient rehabilitation operations in 34 new markets. See

Note 10 of "Notes to Consolidated Financial Statements". The increase in revenues is primarily attributable to the addition of these operations and increases in patient volume. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 40.0% and 2.5% of total revenues for 1995, compared to 41.0% and 3.2% of total revenues for 1994. Revenues from any other single third-party payor were not significant in relation to the Company's total revenues. During 1995, same store outpatient visits, inpatient days and surgery center cases increased 21.7%, 10.8% and 4.8%, respectively. Revenue per outpatient visit, inpatient day and surgery case for same store operations increased (decreased) by 0.8%, 2.5% and (0.9)%, respectively.

         Operating expenses, at the operating unit level, were $1,371,740,000, or 68.5% of revenues, for 1995, compared to 70.4% of revenues for 1994. Same store operating expenses for 1995 were $1,243,508,000, or 68.4% of related revenues. New store operating expenses were $128,232,000, or 69.0% of related revenues. Corporate general and administrative expenses decreased from
$61,640,000  in 1994 to  $56,920,000  in  1995.  As a  percentage  of  revenues, corporate general and administrative expenses decreased from 3.7% in 1994 to 2.8% in 1995. Total operating expenses were $1,428,660,000, or 71.3% of revenues, for 1995, compared to $1,223,398,000, or 74.2% of revenues, for 1994. The provision for doubtful accounts was $37,659,000, or 1.9% of revenues, for 1995, compared to $32,904,000, or 2.0% of revenues, for 1994.

         Depreciation and amortization expense was $143,322,000 for 1995, compared to $113,977,000 for 1994. The increase resulted from the investment in additional assets by the Company. Interest expense increased to $101,790,000 in 1995, compared to $73,644,000 for 1994, primarily because of the increased average borrowings during 1995 under the Company's revolving line of credit. For 1995, interest income was $7,882,000 compared to $6,387,000 for 1994.

         As a result of the NovaCare and SHC acquisitions, the Company recognized $29,194,000 in merger and acquisition related expenses during the second quarter of 1995. Fees related to legal, accounting and financial advisory services accounted for $3,400,000 of the expense. Costs and expenses related to the purchase of the SHC Notes (see " -- Liquidity and Capital Resources" and
Note 7 of "Notes to Consolidated Financial Statements") totaled $14,606,000. Accruals for employee separations were approximately $1,188,000. In addition, the Company provided approximately $10,000,000 for the write-down of certain assets to net realizable value as the result of a planned facility consolidation. The consolidation is applicable in a market where the Company's existing services overlap with those of an acquired facility. The planned employee separations and facility consolidation were completed by the end of 1995.

         In the fourth quarter of 1995, the Company incurred direct costs and expenses of $4,965,000 in connection with the SSCI Acquisition. These expenses consist primarily of fees related to legal, accounting and financial advisory services and are included in merger and acquisition related expenses for the year ended December 31, 1995.

         Also during 1995, the Company recognized a $53,549,000 loss on impairment of assets. The impaired assets relate to six SHC facilities and eight SCA facilities in which the projected undiscounted cash flows did not support the book value of the long-lived assets of such facilities. See Note 17 of "Notes to Consolidated Financial Statements".

         Income before minority interests and income taxes for 1995 was $211,889,000, compared to $184,673,000 for 1994. Minority interests reduced income before income taxes by $43,147,000, compared to $31,469,000 for 1994. The provision for income taxes for 1995 was $76,221,000, compared to $65,121,000 for 1994, resulting in effective tax rates of 45.2% for 1995 and 42.5% for 1994. Net income for 1995 was $92,521,000.

Liquidity and Capital Resources

         At December 31, 1995, the Company had working capital of $406,125,000, including cash and marketable securities of $156,321,000. Working capital at December 31, 1994 was $282,667,000, including cash and marketable securities of $129,971,000. For 1995, cash provided by operations was $306,157,000, compared to $258,272,000 for 1994. The Company used $764,825,000 for investing activities during 1995, compared to $324,876,000 for 1994. Additions to property, plant and equipment and acquisitions accounted for $172,172,000 and $493,914,000, respectively, during 1995. Those same investing activities accounted for $195,297,000 and $116,650,000, respectively, in 1994. Financing activities provided $494,100,000 and $58,975,000 during 1995 and 1994, respectively. Net borrowing proceeds (borrowings less principal reductions) for 1995 and 1994 were $213,155,000 and $88,017,000, respectively.

         Net accounts receivable were $409,150,000 at December 31, 1995, compared to $307,950,000 at December 31, 1994. The number of days of average revenues in average receivables was 63.2 at December 31, 1995, compared to 59.3 at December 31, 1994. The increase is primarily attributable to approximately $68,300,000 in net accounts receivable obtained through acquisitions during 1995, since the days' revenues in net accounts receivable of the acquired facilities was generally greater than the Company's historical experience in its existing facilities.

         The Company has a $1,000,000,000 revolving line of credit with NationsBank, N.A. (Carolinas) and 28 other participating banks. Interest is paid based on LIBOR plus a predetermined margin, a base rate or competitively bid rates from the participating banks. This credit facility has a maturity date of October 1, 2000. The Company provided a negative pledge on all assets and granted the banks a first priority security interest in all shares of stock of its subsidiaries and rights and interests in its controlled partnerships. The effective interest rate on the average outstanding balance under the revolving line of credit was 7.01% for the twelve months ended December 31, 1995, compared to the average prime rate of 8.83% during the same period. At December 31, 1995, the Company had drawn $790,000,000 under its revolving line of credit. On April 18, 1996, the credit facility was amended and restated to increase the maximum amount available thereunder to $1,250,000,000 and to eliminate the security interests thereunder. See Note 7 of "Notes to Consolidated Financial Statements".

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

         Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements. In addition, the Company, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward- looking statements are necessarily estimates reflecting the Company's best judgment based upon current information and involve a number of risks and uncertainties, and there can be no assurance that other factors will not affect the accuracy of such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, changes in the regulation of the healthcare industry at either or both of the federal and state levels, changes in reimbursement for the Company's services by governmental or private payors, competitive pressures in the healthcare industry and the Company's response thereto, the Company's ability to obtain and retain favorable arrangements with third-party payors, unanticipated delays in the Company's implementation of its Integrated Service Model, general conditions in the economy and capital markets, and other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements.

Item 8.  Financial Statements and Supplementary Data.

         Consolidated   financial   statements   of  the  Company   meeting  the
requirements of Regulation S-X are filed on the succeeding pages of this Item 8 of this Amendment No. 1 to Annual Report on Form 10-K/A, as listed below:


                                                                           Page
                                                                           ----
Report of Independent Auditors............................................. 11

Audited Consolidated Financial Statements

Consolidated Balance Sheets................................................ 12
Consolidated Statements of Income.......................................... 14
Consolidated Statements of Stockholders' Equity............................ 15
Consolidated Statements of Cash Flows...................................... 17
Notes to Consolidated Financial Statements................................. 19

         Other financial statements and schedules required under Regulation S-X are listed in Item 14(a)2, and filed under Item 14(d), of this Amendment No. 1 to Annual Report on Form 10-K/A.

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors
HEALTHSOUTH Corporation

We have audited the accompanying consolidated balance sheets of HEALTHSOUTH Corporation and Subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HEALTHSOUTH Corporation and Subsidiaries at December 31, 1994 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Birmingham, Alabama
May 23, 1996

                    HEALTHSOUTH Corporation and Subsidiaries


                           Consolidated Balance Sheets


                                                                              December 31
                                                              ---------------------------------------------
                                                                       1994                  1995
                                                              ---------------------------------------------
                                                                             (In thousands)
Assets
Current assets:
   Cash and cash equivalents (Note 3)                            $       112,317       $       152,244
   Other marketable securities (Note 3)                                   17,654                 4,077
   Accounts receivable, net of allowances for doubtful
     accounts and contractual adjustments of $163,151,000
     in 1994 and $235,175,000 in 1995                                    307,950               409,150
   Inventories                                                            32,661                39,239
   Prepaid expenses and other current assets                              73,879                76,844
   Deferred income taxes (Note 11)                                        14,748                21,977
                                                              ---------------------------------------------
Total current assets                                                     559,209               703,531

Other assets:
   Loans to officers                                                       1,340                 1,625
   Other (Note 4)                                                         49,771                68,868
                                                              ---------------------------------------------
                                                                          51,111                70,493

Property, plant and equipment, net (Note 5)                            1,048,112             1,283,560
Intangible assets, net (Note 6)                                          571,661               873,911











                                                              ---------------------------------------------
Total assets                                                     $     2,230,093       $     2,931,495
                                                              =============================================



                                                                              December 31
                                                              ---------------------------------------------
                                                                       1994                  1995
                                                              ---------------------------------------------
                                                                             (In thousands)

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                              $       103,798       $       107,018
   Salaries and wages payable                                             41,996                67,905
   Accrued interest payable and other liabilities                         94,464                87,308
   Current portion of long-term debt (Note 7)                             36,284                35,175
                                                              ---------------------------------------------
Total current liabilities                                                276,542               297,406

Long-term debt (Note 7)                                                1,102,803             1,356,489
Deferred income taxes (Note 11)                                           20,914                23,733
Other long-term liabilities (Note 17)                                     10,642                 8,459
Deferred revenue (Note 14)                                                 7,526                 1,525
Minority interests-limited partnerships (Note 9)                          54,083                57,985

Commitments and contingent liabilities (Note 12)

Stockholders' equity:
   Preferred stock, $.10 par value-1,500,000 shares
     authorized; issued and outstanding-none                                  -                     -
   Common stock, $.01 par value-150,000,000 shares
     authorized; issued-133,128,000 in 1994 and
     152,193,000 in 1995 (Note 8)                                          1,331                 1,522
   Additional paid-in capital                                            529,697               888,216
   Retained earnings                                                     257,987               334,582
   Treasury stock, at cost (919,000 shares in 1994 and                    (8,715)              (16,065)
     1,324,000 shares in 1995)
   Receivable from Employee Stock Ownership
     Plan                                                                (17,477)              (15,886)
   Notes receivable from stockholders                                     (5,240)               (6,471)
                                                              ---------------------------------------------
Total stockholders' equity                                               757,583             1,185,898
                                                              ---------------------------------------------
Total liabilities and stockholders' equity                       $     2,230,093       $     2,931,495
                                                              =============================================

See accompanying notes.

                    HEALTHSOUTH Corporation and Subsidiaries

                        Consolidated Statements of Income


                                                             Year ended December 31
                                        -------------------------------------------------------------------
                                                1993                  1994                  1995
                                        -------------------------------------------------------------------
                                                   (In thousands, except for per share amounts)

Revenues                                   $       979,206       $     1,649,199       $     2,003,146
Operating expenses:
   Operating units                                 668,201             1,161,758             1,371,740
   Corporate general and administrative             37,043                61,640                56,920
Provision for doubtful accounts                     20,026                32,904                37,659
Depreciation and amortization                       63,572               113,977               143,322
Interest expense                                    24,200                73,644               101,790
Interest income                                     (5,903)               (6,387)               (7,882)
Merger and acquisition related
   expenses (Notes 2 and 10)                           333                 6,520                34,159
Loss on impairment of assets (Note 17)                   -                10,500                53,549
Loss on abandonment of computer
   project (Note 17)                                     -                 4,500                     -
Loss on disposal of surgery centers
   (Note 15)                                             -                13,197                     -
NME Selected Hospitals Acquisition
   related expense (Note 10)                        49,742                     -                     -
Gain on sale of MCA stock (Note 1)                       -                (7,727)                    -
Gain on sale of partnership interest                (1,400)                    -                     -
                                        -------------------------------------------------------------------
                                                   855,814             1,464,526             1,791,257
                                        -------------------------------------------------------------------

Income from continuing operations
   before income taxes and minority
   interests                                       123,392               184,673               211,889
Provision for income taxes (Note 11)                37,993                65,121                76,221
                                        -------------------------------------------------------------------
                                                    85,399               119,552               135,668
Minority interests                                  29,377                31,469                43,147
                                        -------------------------------------------------------------------
Income from continuing operations                   56,022                88,083                92,521

Income from discontinued operations
   (Note 16)                                         4,452                     -                     -
                                        -------------------------------------------------------------------
Net income                                 $        60,474       $        88,083       $        92,521
                                        ===================================================================

Weighted average common and common
   equivalent shares outstanding                   132,479               140,427               148,730
                                        ===================================================================

Net income per common and common
   equivalent share
     Continuing operations                 $         0.43        $         0.63        $         0.62
     Discontinued operations                         0.03                    -                     -
                                        -------------------------------------------------------------------
                                           $         0.46        $         0.63        $         0.62
                                        ===================================================================
Net income per common share-assuming
   full dilution                           $         N/A         $         0.63        $         0.62
                                        ===================================================================


See accompanying notes.


                                                                             HEALTHSOUTH Corporation and Subsidiaries

                                                                         Consolidated Statements of Stockholders' Equity


                                                                                                    Additional
                                                                         Common Stock                Paid-In           Retained
                                                                   Shares            Amount          Capital           Earnings
                                                              ----------------------------------------------------------------------
                                                                                                                     (In thousands)
Balance at December 31, 1992                                      126,666.0        $     1,266.7    $   464,595.2     $   141,714.1
Proceeds from exercise of options (Note 8)                          1,326.7                 13.3          2,953.9               -
Proceeds from issuance of common shares                             1,953.7                 19.5         25,530.3               -
Income tax benefits related to incentive stock options
   (Note 8)                                                       -                    -              584.7               -
Reduction in receivable from ESOP                                       -                    -                -                 -
Payments received on stockholders' notes receivable                     -                    -                -                 -
Purchase of limited partnership units                                   -                    -                -            (5,091.7)
Purchases of treasury stock                                             -                    -                -                 -
Net income                                                              -                    -                -            60,474.0
Dividends paid                                                          -                    -                -            (6,033.0)
Distribution of HealthWise common stock (Note 16)                       -                    -                -           (13,085.0)
                                                              ----------------------------------------------------------------------

Balance at December 31, 1993                                      129,946.4              1,299.5        493,664.1         177,978.4

Proceeds from exercise of options (Note 8)                          2,296.3                 23.0         16,341.0               -
Common shares exchanged in the exercise of options                    (22.0)                 (.2)          (321.2)              -
Proceeds from issuance of common shares                               907.5                  9.1         13,543.2               -
Income tax benefits related to incentive stock options (Note 8)         -                    -            6,469.6               -
Reduction in receivable from ESOP                                       -                    -                -                 -
Payments received on stockholders' notes receivable                     -                    -                -                 -
Purchase of limited partnership units                                   -                    -                -            (1,838.0)
Purchase of treasury stock                                              -                    -                -                 -
Net income                                                              -                    -                -            88,083.0
Dividends paid                                                          -                    -                -            (6,236.6)
                                                              ----------------------------------------------------------------------

Balance at December 31, 1994                                      133,128.2              1,331.4        529,696.7         257,986.8

Adjustment for ReLife Merger (Note 2)                               2,732.0                 27.3          7,113.7          (3,734.0)
Proceeds from exercise of options (Note 8)                          1,100.7                 11.0          9,857.0               -
Proceeds from issuance of common shares                            15,232.4                152.3        334,895.8               -
Income tax benefits related to incentive stock options (Note 8)         -                    -            6,653.3               -
Reduction in receivable from ESOP                                       -                    -                -                 -
Loans made to stockholders                                              -                    -                -                 -
Purchase of limited partnership units                                   -                    -                -            (4,767.3)
Purchases of treasury stock                                             -                    -                -                 -
Net income                                                              -                    -                -            92,521.0
Dividends paid                                                          -                    -                -            (7,424.9)
                                                              ======================================================================
Balance at December 31, 1995                                      152,193.3        $     1,522.0    $   888,216.5     $   334,581.6
                                                              ======================================================================
                                     - 15 -

                                                                            HEALTHSOUTH Corporation and Subsidiaries

                                                                    Consolidated Statements of Stockholders' Equity (continued)


                                                                                                          Notes
                                                                                                        Receivable        Total
                                                             Treasury Stock            Receivable          from        Stockholders'
                                                         Shares           Amount       from ESOP       Stockholders       Equity
                                                        ----------------------------------------------------------------------------

Balance at December 31, 1992                             71.0     $       (60.0)   $   (19,642.0)    $    (5,919.7)    $  581,954.3
Proceeds from exercise of options (Note 8)                -                 -                -                 -            2,967.2
Proceeds from issuance of common shares                   -                 -                -                 -           25,549.8
Income tax benefits related to incentive stock
   options (Note 8)                                       -                 -                -                 -              584.7
Reduction in receivable from ESOP                         -                 -              710.1               -              710.1
Payments received on stockholders' notes
   receivable                                             -                 -                -               429.7            429.7
Purchase of limited partnership units                     -                 -                -                 -           (5,091.7)
Purchases of treasury stock                             247.2          (2,063.0)             -                 -           (2,063.0)
Net income                                                -                 -                -                 -           60,474.0
Dividends paid                                            -                 -                -                 -           (6,033.0)
Distribution of HealthWise common stock
   (Note 16)                                              -                 -                -                 -          (13,085.0)
                                                       -----------------------------------------------------------------------------

Balance at December 31, 1993                            318.2          (2,123.0)       (18,931.9)         (5,490.0)       646,397.1

Proceeds from exercise of options (Note 8)                -                 -                -                 -           16,364.0
Common shares exchanged in the exercise of
   options                                                -                 -                -                 -             (321.4)
Proceeds from issuance of common shares                   -                 -                -                 -           13,552.3
Income tax benefits related to incentive stock
   options (Note 8)                                       -                 -                -                 -            6,469.6
Reduction in receivable from ESOP                         -                 -            1,455.0               -            1,455.0
Payments received on stockholders' notes
   receivable                                             -                 -                -               250.0            250.0
Purchase of limited partnership units                     -                 -                -                 -           (1,838.0)
Purchase of treasury stock                              600.7          (6,591.8)             -                 -           (6,591.8)
Net income                                                -                 -                -                 -           88,083.0
Dividends paid                                            -                 -                -                 -           (6,236.6)
                                                       -----------------------------------------------------------------------------

Balance at December 31, 1994                            918.9          (8,714.8)       (17,476.9)         (5,240.0)       757,583.2

Adjustment for ReLife Merger (Note 2)                     -                 -                -                 -            3,407.0
Proceeds from exercise of options (Note 8)                -                 -                -                 -            9,868.0
Proceeds from issuance of common shares                   -                 -                -                 -          335,048.1
Income tax benefits related to incentive stock
   options (Note 8)                                       -                 -                -                 -            6,653.3
Reduction in receivable from ESOP                         -                 -            1,590.9               -            1,590.9
Loans made to stockholders                                -                 -                -            (1,231.0)        (1,231.0)
Purchase of limited partnership units                     -                 -                -                 -           (4,767.3)
Purchases of treasury stock                             404.8          (7,350.0)             -                 -           (7,350.0)
Net income                                                -                 -                -                 -           92,521.0
Dividends paid                                            -                 -                -                 -           (7,424.9)
                                                     ===============================================================================
Balance at December 31, 1995                          1,323.7     $   (16,064.8)   $   (15,886.0)    $    (6,471.0)  $  1,185,898.3
                                                     ===============================================================================

See accompanying notes.


                    HEALTHSOUTH Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows



                                                                    Year ended December 31
                                                     ------------------------------------------------------
                                                           1993              1994             1995
                                                     ------------------------------------------------------
                                                                        (In thousands)
Operating activities
Net income                                              $      60,474     $      88,083    $      92,521
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Net income from discontinued operations                   (4,452)               -                -
     Depreciation and amortization                             63,572           113,977          143,322
     Provision for doubtful accounts                           20,026            32,904           37,659
     Provision for losses on impairment of assets                   -            10,500           53,549
     Provision for losses on abandonment of
       computer project                                             -             4,500                -
     Merger and acquisition related expenses                        -                 -           34,159
     NME Selected Hospitals Acquisition related
       expense                                                 49,742                 -                -
     Loss on disposal of surgery center                             -            13,197                -
     Income applicable to minority interests of
       limited partnerships                                    29,377            31,469           43,147
     (Benefit) provision for deferred income taxes             (1,859)          (15,882)             380
     Provision for deferred revenue                               (49)             (164)          (1,990)
     Gain on sale of property, plant and equipment                  -              (623)               -
     Gain on sale of partnership interests                     (1,400)                -                -
     Changes  in   operating   assets  and
       liabilities, net of effects of acquisitions:
         Accounts receivable                                  (41,594)          (97,167)         (65,382)
         Inventories, prepaid expenses and other
           current assets                                     (21,821)          (15,251)             732
         Accounts payable and accrued expenses                 (1,856)           92,729          (31,940)
                                                     ------------------------------------------------------
Net cash provided by operating activities                     150,160           258,272          306,157

Investing activities
Purchases of property, plant and equipment                   (176,220)         (195,297)        (172,172)
Proceeds from sale of property, plant and equipment                 -            68,330           14,541
Additions to intangible assets, net of effects of
   acquisitions                                               (47,107)          (69,119)        (117,552)
Assets obtained through acquisitions, net of
   liabilities assumed                                       (471,200)         (116,650)        (493,914)
Changes in other assets                                        (6,463)          (21,962)          (6,963)
Proceeds received on sale of other marketable
   securities                                                  20,554            18,948           22,161
Investments in other marketable securities                    (23,344)           (9,126)         (10,926)
                                                     ------------------------------------------------------
Net cash used in investing activities                        (703,780)         (324,876)        (764,825)

                   HEALTHSOUTH Corporation and Subsidiaries
                Consolidated Statements of Cash Flows (continued)



                                                                    Year ended December 31
                                                     ------------------------------------------------------
                                                           1993              1994             1995
                                                     ------------------------------------------------------
                                                                        (In thousands)
Financing activities
Proceeds from borrowings                                $     590,444     $   1,058,479    $     685,816
Principal payments on long-term debt and leases               (42,435)         (970,462)        (472,661)
Proceeds from exercise of options                               2,950            14,727            9,868
Proceeds from issuance of common stock                         15,476             1,136          330,954
Purchase of treasury stock                                     (2,063)           (6,592)          (7,350)
Reduction in Receivable from ESOP                                 710             1,455            1,591
Payments received on (loans made to) stockholders                 429               250           (1,231)
Dividends paid                                                 (6,033)           (6,237)          (7,425)
Proceeds from investment by minority interests                 10,988             2,268            1,103
Purchase of limited partnership interests                      (3,784)           (1,698)         (10,076)
Payment of cash distributions to limited partners             (27,722)          (34,351)         (36,489)
                                                     ------------------------------------------------------
Net cash provided by financing activities                     538,960            58,975          494,100
                                                     ------------------------------------------------------
(Decrease) increase in cash and cash equivalents              (14,660)           (7,629)          35,432
Cash and cash equivalents at beginning of year
   (Note 2)                                                   134,606           119,946          116,812
                                                     ------------------------------------------------------
Cash and cash equivalents at end of year                $     119,946     $     112,317    $     152,244
                                                     ======================================================

Supplemental disclosures of cash flow information
Cash paid during the year for:
   Interest                                             $      22,080     $      59,833    $     100,189
   Income taxes                                                42,418            60,166           83,059



Non-cash investing activities:

The Company  assumed  liabilities of  $94,074,000,  $32,027,000  and $55,828,000 during the years ended December 31, 1993, 1994 and 1995, respectively, in conjunction with its acquisitions. During the years ended December 31, 1993 and 1994, the Company issued 812,000 and 624,000 common shares, respectively, with a market value of $8,988,000 and $9,923,000, respectively, as consideration for acquisitions.

Non-cash financing activities:

During 1995, the Company had a two-for-one stock split on its common stock, which was effected in the form of a one hundred percent stock dividend.

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

Basis of Presentation

The accompanying financial statements have been restated for all periods to account for the mergers with Surgical Care Affiliates, Inc. and Advantage Health Corporation effective January 17, 1996 and March 14, 1996, respectively (see
Note 2).

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

Marketable Securities

Marketable equity securities and debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, if material, reported as a separate component of stockholders' equity, net of tax. During 1994, marketable securities consisting of $13,360,507 of common stock were sold and the resulting gain was recognized in the consolidated statement of income. The adjusted cost of the specific security sold method is used to compute gain or loss on the sale of securities. Interest and dividends on securities classified as available-for-sale are included in investment income. Marketable equity securities and debt securities of the Company have maturities of less than one year.

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

The concentration of net accounts receivable from third-party contractual payors and others, as a percentage of total net accounts receivable, was as follows:

                                              December 31
                              --------------------------------------------
                                      1994                  1995
                              --------------------------------------------


Medicare                               34%                   24%
Medicaid                                6                     6
Other                                  60                    70
                              --------------------------------------------
                                      100%                  100%
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

                    HEALTHSOUTH Corporation and Subsidiaries

Property, Plant and Equipment (continued)

Interest cost incurred during the construction of a facility is capitalized. The Company incurred interest of $26,864,000, $76,038,000 and $103,731,000, of which
$2,664,000,  $2,394,000 and $1,941,000 was  capitalized,  during 1993,  1994 and
1995, respectively.

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

Minority Interests

The equity of minority investors in limited partnerships of the Company is reported on the balance sheet as minority interests. Minority interests reported in the consolidated income statement reflect the respective interests in the income or loss of the limited partnerships attributable to the minority investors, the effect of which is removed from the results of operations of the Company.

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

                    HEALTHSOUTH Corporation and Subsidiaries

1. Significant Accounting Policies (continued)

Income per Common and Common Equivalent Share

Income per common and common equivalent share is computed based on the weighted average number of common shares and common equivalent shares outstanding during the periods, as adjusted for the two-for-one stock split declared in April 1995. Common equivalent shares include dilutive employees' stock options, less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock. Fully diluted earnings per share (based on 145,149,000 shares in 1994 and 154,843,000 shares in 1995)
assumes conversion of the 5% Convertible  Subordinated  Debentures due 2001 (see
Note 7).

Impairment of Assets

In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Effective January 1, 1995, the company adopted FASB 121 to account for long-lived assets.

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

2.  Mergers

Effective December 29, 1994, the Company merged with ReLife, Inc. ("ReLife") and in connection therewith issued 11,025,290 shares of its common stock for all of ReLife's outstanding common stock. Prior to the merger, ReLife provided a system of rehabilitation services and operated 31 inpatient facilities with an aggregate of approximately 1,100 licensed beds, including nine freestanding rehabilitation hospitals, nine acute rehabilitation units, five sub-acute rehabilitation units, seven transitional living units and one residential facility, and provided outpatient rehabilitation services at twelve outpatient centers. Costs and expenses of $2,949,000, primarily legal, accounting and financial advisory fees, incurred by HEALTHSOUTH in connection with the ReLife merger have been recorded in operations in 1994 and reported as merger expenses in the accompanying consolidated statements of income.

Effective June 13, 1995, the Company merged with Surgical Health Corporation ("SHC") and in connection therewith issued 8,531,480 shares of its common stock for all of SHC's common and preferred stock. Prior to the merger, SHC operated a network of 36 freestanding surgery centers and five mobile lithotripters in eleven states, with an aggregate of 156 operating and procedure rooms. Costs and expenses of approximately $19,194,000 incurred by the Company in connection with the SHC merger have been recorded in operations during 1995 and reported as merger expenses in the accompanying consolidated statements of income. Fees related to legal, accounting and financial advisory services accounted for $3,400,000 of the expense. Costs and expense related to the retirement of the SHC Notes (see Note 7) totaled $14,606,000. Costs related to employee separations were approximately $1,188,000.

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

Effective January 17, 1996, the Company merged with Surgical Care Affiliates, Inc. ("SCA") and in connection therewith issued 45,928,339 shares of its common stock in exchange for all of SCA's outstanding common stock. Prior to the merger, SCA operated 67 surgery centers in 24 states. Costs and expenses of approximately $19,727,000 primarily legal, accounting and financial advisory fees, incurred by the Company in connection with the SCA merger have been recorded in operations as merger costs during the quarter ended March 31, 1996 (see Note 18).

Effective March 14, 1996, the Company merged with Advantage Health Corporation ("Advantage Health") and in connection therewith issued 9,101,989 shares of its common stock in exchange for all of Advantage Health's outstanding common stock. Prior to the merger, Advantage Health operated a network of 136 sites of service, including four freestanding rehabilitation hospitals, one freestanding multi-use hospital, one nursing home, 68 outpatient rehabilitation facilities, 14 inpatient managed rehabilitation units, 24 rehabilitation services management contracts and six managed sub-acute rehabilitation units. Costs and expenses of approximately $9,212,000, primarily legal, accounting and financial advisory fees, incurred by the Company in connection with the Advantage

                    HEALTHSOUTH Corporation and Subsidiaries

Health merger have been recorded in operations as merger costs during the quarter ended March 31, 1996 (see Note 18). Prior to the merger, Advantage Health reported on a fiscal year ending on August 31; accordingly, the historical financial statements of Advantage Health have been recast to a November 30 fiscal-year end to more closely conform to the Company's calendar fiscal-year end. The accompanying consolidated financial statements are based on a combination of the Company's results for a December 31 fiscal year and Advantage Health's results for its recasted November 30 year-end for all periods presented.

The mergers of the Company with ReLife, SHC, SSCI, SCA and Advantage Health were accounted for as poolings of interests and, accordingly, the Company's consolidated financial statements have been restated to include the results of the acquired companies for all periods presented.

Combined and separate results of the Company and its 1995 mergers, SHC and SSCI, and 1996 mergers, SCA and Advantage Health, are as follows (in thousands):



                                                                                  Advantage
                        HEALTHSOUTH        SHC           SSCI          SCA          Health       Combined
                       --------------- ------------- ------------- ------------- ------------- -------------
Year ended
   December 31, 1993
     Revenues              $  575,346  $   80,983     $  22,096     $ 199,270    $  101,511    $  979,206
     Net income                13,592       3,605           139        36,668         6,470        60,474
Year ended
   December 31, 1994
     Revenues               1,127,441     108,749        38,175       239,272       135,562     1,649,199
     Net income
       (loss)                  53,225      (3,264)          532        29,280         8,310        88,083
Year ended
   December 31, 1995
     Revenues               1,475,884      50,935        29,868       263,866       182,593     2,003,146
     Net income                76,819       1,090         1,040         3,322        10,250        92,521

                    HEALTHSOUTH Corporation and Subsidiaries

There were no material transactions between the Company, ReLife, SHC, SSCI, SCA and Advantage Health prior to the mergers. The effects of conforming the accounting policies of the combined companies are not material.

Prior to its merger with the Company, ReLife reported on a fiscal year ending on September 30. The restated financial statements for all periods prior to and including December 31, 1994, are based on a combination of the Company's results for its December 31 fiscal year and ReLife's results for its September 30 fiscal year. Beginning January 1, 1995, all facilities acquired in the ReLife merger adopted a December 31 fiscal year end; accordingly, all consolidated financial statements for periods after December 31, 1994 are based on a consolidation of the Company and the former ReLife subsidiaries on a December 31 year end. ReLife's historical results of operations for the three months ended December 31, 1994 are not included in the Company's consolidated statements of income or cash flows. An adjustment has been made to stockholders' equity as of January 1, 1995 to adjust for the effect of excluding ReLife's results of operations for the three months ended December 31, 1994. The following is a summary of ReLife's results of operations and cash flows for the three months ended December 31, 1994 (in thousands):

Statement of Income Data:

Revenues                                                $        38,174

Operating expenses:
     Operating units                                             31,797
     Corporate general and administrative                         2,395
Provision for doubtful accounts                                     541
Depreciation and amortization                                     1,385
Interest expense                                                    858
Interest income                                                     (91)
HEALTHSOUTH merger expense                                        3,050
Loss on disposal of fixed assets                                  1,000
Loss on abandonment of computer project                             973
                                                      --------------------
                                                                 41,908
                                                      --------------------
Net loss before income taxes and minority interests     $        (3,734)
                                                      ====================

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

3.  Cash, Cash Equivalents and Other Marketable Securities

Cash, cash equivalents and other marketable securities consisted of the following:


                                                            December 31
                                               ------------------- ---------------------
                                                     1994                  1995
                                               ------------------- ---------------------
                                                           (In thousands)

Cash                                            $     99,959       $       140,476
Municipal put bonds                                    2,100                 2,095
Tax advantaged auction preferred stocks                7,000                 7,200
U.S. Government and Agency obligations                 3,258                 2,473
                                               ------------------- ---------------------
   Total cash and cash equivalents                   112,317               152,244
United States Treasury notes                           1,004                     -
Certificates of deposit                                2,135                 1,962
Municipal put bonds                                    3,975                   615
Municipal put bond mutual funds                        8,514                   500
Collateralized mortgage obligations                    1,000                 1,000
Common stocks                                          1,026                     -
                                               ------------------- ---------------------
Total other marketable securities                     17,654                 4,077
                                               ------------------- ---------------------
Total cash, cash equivalents and other
   marketable securities (approximates
   market value)                                $    129,971       $       156,321
                                               =================== =====================

For purposes of the consolidated balance sheets and statements of cash flows, marketable securities purchased with an original maturity of ninety days or less are considered cash equivalents.

                    HEALTHSOUTH Corporation and Subsidiaries

4.  Other Assets

Other assets consisted of the following:


                                                          December 31
                                           -------------------------------------------
                                                   1994                  1995
                                           --------------------- ---------------------
                                                         (In thousands)

Notes and accounts receivable                 $     15,104       $        24,628
Investment in Caretenders Health Corp.               7,370                 7,417
Prepaid long-term lease                                  -                 8,888
Investments in other unconsolidated
   subsidiaries                                      8,566                 6,754
Real estate investments                             12,529                14,324
Trusteed funds                                           -                 1,879
Other                                                6,202                 4,978
                                           -------------------   ---------------------
                                           $        49,771       $        68,868
                                           ===================   =====================


The Company has a 19% ownership interest in Caretenders Health Corp. ("Caretenders"); accordingly, the Company's investment is being accounted for using the equity method of accounting. The investment was initially valued at $7,250,000. The Company's equity in earnings of Caretenders for the years ended December 31, 1993, 1994 and 1995 was not material to the Company's results of operations.

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

                    HEALTHSOUTH Corporation and Subsidiaries

5.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:


                                                                              December 31
                                                               -------------------------------------------
                                                                       1994                  1995
                                                               --------------------- ---------------------
                                                                             (In thousands)

Land                                                              $     71,729       $        76,686
Buildings                                                              578,643               767,038
Leasehold improvements                                                  67,742                87,216
Furniture, fixtures and equipment                                      468,016               603,985
Construction-in-progress                                                47,873                33,407
                                                               --------------------- ---------------------
                                                                     1,234,003             1,568,332
Less accumulated depreciation and amortization                         185,891               284,772
                                                               --------------------- ---------------------
                                                               $     1,048,112       $     1,283,560
                                                               ===================== =====================


6.  Intangible Assets

Intangible assets consisted of the following:

                                                                              December 31
                                                               -------------------------------------------
                                                                       1994                  1995
                                                               --------------------- ---------------------
                                                                             (In thousands)

Organizational, partnership formation and
  start-up costs                                                   $   99,714        $      163,820
Debt issue costs                                                       19,808                34,973
Noncompete agreements                                                  36,089                70,636
Cost in excess of net asset value of purchased facilities             495,380               736,195
                                                               --------------------- ---------------------
                                                                      650,991             1,005,624
Less accumulated amortization                                          79,330               131,713
                                                               --------------------- ---------------------
                                                                  $   571,661        $      873,911
                                                               ===================== =====================



                    HEALTHSOUTH Corporation and Subsidiaries

7.  Long-Term Debt

Long-term debt consisted of the following:

                                                                              December 31
                                                               -------------------------------------------
                                                                       1994                  1995
                                                               --------------------- ---------------------
                                                                             (In thousands)
Notes and bonds payable:
   Advances under a $550,000,000 credit agreement with
     banks                                                        $      510,000        $            -
   Advances under a $1,000,000,000 credit agreement
     with banks                                                                -               790,000
   11.5% Senior Subordinated Notes due 2004                               75,000                     -
   9.5% Senior Subordinated Notes due 2001                               250,000               250,000
   5.0% Convertible Subordinated Debentures due 2001                     115,000               115,000
   Notes payable to banks and various  other notes
     payable, at interest rates from 5.5% to 9.75%                       138,853               180,166
   Hospital revenue bonds payable                                         24,763                32,337
Noncompete agreements payable with payments due at
   ranging intervals through December 2004                                17,610                24,161
Other                                                                      7,861                     -
                                                               --------------------- ---------------------
                                                                       1,139,087             1,391,664
Less amounts due within one year                                          36,284                35,175
                                                               ===================== =====================
                                                                  $    1,102,803        $    1,356,489
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

7.  Long-Term Debt (continued)

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

Also on March 24, 1994, the Company issued $100,000,000 principal amount of 5% Convertible Subordinated Debentures due 2001 (the Convertible Debentures). An additional $15,000,000 of Convertible Debentures was issued in April 1994 to cover underwriters' over allotments. Interest is payable on April 1 and October
1. The Convertible Debentures are convertible into Common Stock of the Company at the option of the holder at a conversion price of $18.8125 per share, subject to adjustment in the occurrence of certain events.

The net proceeds from the issuance of the Notes and Convertible Debentures were used by the Company to pay down indebtedness outstanding under its other existing credit facilities.

                    HEALTHSOUTH Corporation and Subsidiaries

7. Long-Term Debt (continued)

In June 1994, SHC (see Note 2) issued $75 million of 11.5% Senior Subordinated Notes due July 15, 2004 (the "SHC Notes"). The proceeds of the SHC Notes were used to pay down indebtedness outstanding under other existing credit facilities. During 1995, the Company purchased $67,500,000 of the $75,000,000 outstanding principal amount of the SHC Notes for 115% of the face value of the Notes and the remaining $7,500,000 balance was purchased on the open market, using proceeds from the Company's other long-term credit facilities. The loss on retirement of the SHC Notes totaled approximately $14,606,000. The loss consists of the premium, write-off of unamortized bond issue costs and other fees and is included in merger and acquisition related expenses in the accompanying consolidated statement of income (see Note 2).

Principal maturities of long-term debt are as follows:

Year ending December 31                       (In thousands)
- -----------------------------------        ---------------------

1996                                          $       35,175
1997                                                  91,604
1998                                                  27,003
1999                                                  21,181
2000                                                 807,777
After 2000                                           408,924
                                           =====================
                                              $    1,391,664
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

                    HEALTHSOUTH Corporation and Subsidiaries

The following table summarizes activity in the stock option plans:


                                                           1993              1994              1995
                                                      ---------------- ----------------- -----------------

Options outstanding January 1:                            12,984,118       16,403,058        15,051,161
     Granted                                               4,635,063        1,719,537         3,418,206
     Exercised                                               853,169        2,205,639         1,447,821
     Canceled                                                362,954          865,795           494,203
                                                      ---------------- ----------------- -----------------
Options outstanding at December 31                        16,403,058       15,051,161        16,527,343
                                                      ================ ================= =================

Option price range for options
     granted during the period                       $6.75 - $22.07     $10.56 - $18.25     $13.43 - $30.75

Option price range for options
    exercised during the period                      $1.50 - $15.35       $1.50 - $8.95      $1.52 - $26.86

Options exercisable at December 31                       10,964,105          11,233,043          13,134,988

Options available for grant at
     December 31                                          3,051,016           3,237,061           4,516,978


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

The Company's proforma 1995 revenues, net income and net income per common and common equivalent share giving effect to the NovaCare acquisition were $2,042,948,000, $91,959,000 and $.62, respectively. The Company's proforma 1994 revenues, net income and net income per common and common equivalent share giving effect to the NovaCare acquisition were $1,799,805,000, $87,607,000 and $.62, respectively.

Effective December 1, 1995, the Company acquired Caremark Orthopedic Services Inc. ("Caremark"). Caremark owns and operates approximately 120 outpatient rehabilitation centers in 13 states. The total purchase price was approximately $127,500,000 in cash.

Also at various dates during 1995, the Company acquired 70 separate outpatient rehabilitation operations located throughout the United States, three physical therapy practices, one home health agency, one nursing home, 75 licensed subacute beds, five outpatient surgery centers and one outpatient diagnostic imaging operation. The combined purchase prices of these acquisitions was approximately $136,724,000. The form of consideration comprising the combined purchase prices was approximately $117,405,000 in cash and $19,319,000 in notes payable.

In connection with these transactions, the Company entered into non-compete agreements with former owners totaling $16,222,000. In general, these non-compete agreements are payable in monthly or quarterly installments over periods ranging from five to ten years.

                    HEALTHSOUTH Corporation and Subsidiaries

10. Acquisitions (continued)

The fair value of the total net assets relating to the 1995 acquisitions described above, excluding the NovaCare acquisition, was approximately $72,844,000. The total cost of these acquisitions exceeded the fair value of the net assets acquired by approximately $191,380,000. The Company evaluated each acquisition independently to determine the appropriate amortization period for the cost in excess of net asset value of purchased facilities. Each evaluation included an analysis of historic and projected financial performance, evaluation of the estimated useful lives of buildings and fixed assets acquired, the indefinite lives of certificates of need and licenses acquired, the competition within local markets, lease terms where applicable, and the legal term of partnerships where applicable. Based on these evaluations, the Company determined that the cost in excess of net asset value of purchased facilities relating to the 1995 acquisitions should be amortized over periods ranging from 25 to 40 years on a straight-line basis. No other identifiable intangible assets were recorded in the acquisitions described above.

All of the 1995 acquisitions described above were accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements from their respective dates of acquisition. With the exception of NovaCare, none of the above acquisitions were material individually or in the aggregate.

At various dates during 1994, the Company acquired 53 separate outpatient operations and a majority equity interest in five outpatient surgery centers located throughout the United States. The combined purchase price of these acquired outpatient operations was approximately $80,456,000. The Company also acquired a specialty medical center in Dallas, Texas, a contract therapist provider, a diagnostic imaging company, four physical therapy practices and two home health agencies. The combined purchase price of these operations was approximately $32,044,000. The form of consideration constituting the total purchase prices of $112,500,000 was approximately $88,455,000 in cash, $14,122,000 in notes payable and approximately 624,000 shares of common stock valued at $9,923,000.

In connection with these transactions, the Company entered into non-compete agreements with former owners totaling $10,814,000. In general, these non-compete agreements are payable in monthly or quarterly installments over periods ranging from five to ten years.

                    HEALTHSOUTH Corporation and Subsidiaries

10. Acquisitions (continued)

The fair value of the total net assets relating to the 1994 acquisitions described above was approximately $17,958
,000.   The  total  cost  for  1994
acquisitions exceeded the fair value of the net assets acquired by approximately $94,542,000. Based on the evaluation of each acquisition utilizing the criteria described above, the Company determined that the cost in excess of net asset value of purchased facilities relating to the 1994 acquisitions should be amortized over periods ranging from 25 to 40 years on a straight-line basis. No other identifiable assets were recorded in the acquisitions described above.

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

10. Acquisitions (continued)

$31,500,000 relates to the assets of the three inpatient facilities and approximately $7,500,000 relates to the assets of the ten outpatient facilities. The $39,000,000 is broken down into the following asset categories (net of any related accumulated depreciation or amortization):


                                                 Inpatient             Outpatient
                                                 Facilities            Facilities              Total
                                            --------------------- --------------------- --------------------

                                                                     (In thousands)

Land                                           $    2,898         $           -         $       2,898
Buildings                                          16,168                     -                16,168
Equipment                                           4,326                 2,920                 7,246
Intangible assets                                   6,111                 3,455                 9,566
Other assets                                        1,997                 1,125                 3,122
                                            --------------------- --------------------- --------------------
                                               $   31,500         $       7,500         $      39,000
                                            ===================== ===================== ====================


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

Also at various dates during 1993, the Company acquired 27 separate outpatient rehabilitation operations and three physical therapy practices located throughout the United States. The total consideration paid for these acquired outpatient rehabilitation operations was approximately $30,033,000, consisting of $24,485,000 in cash and $5,548,000 in notes payable. The fair value of the net assets acquired was approximately $8,813,000. The total cost of the 1993 outpatient rehabilitation acquisitions exceeded the fair value of the net assets acquired by approximately $21,220,000. The Company also acquired 15 outpatient surgery center operations during 1993. The total consideration paid for these acquired outpatient surgery center operations was approximately $66,418,000, consisting of $51,791,000 in cash, $5,639,000 in notes payable and approximately 812,000 shares of common stock valued at $8,988,000. The total cost of the 1993 outpatient surgery acquisitions exceeded the fair value of the net assets acquired by approximately $25,847,000. Based on the evaluation of each acquisition, utilizing the criteria described above, the Company determined that the cost in excess of net asset value of purchased facilities relating to the 1993 acquisitions should be amortized over a 40 year period on a straight line basis. No other identifiable intangible assets were recorded in the acquisitions described above.

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

10. Acquisitions (continued)

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

At December 31, 1995, the Company has net operating loss carryforwards of approximately $41,736,000 for income tax purposes expiring through the year 2010. Those carryforwards resulted from the Company's acquisitions of Diagnostic Health Corporation, ReLife, NovaCare and SHC (Notes 2 and 10).

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1994 are as follows:


                                                      Current            Noncurrent            Total
                                                 ------------------- ------------------- -------------------
                                                                       (In thousands)
Deferred tax assets:
   NME Selected Hospitals Acquisition related
     expense                                        $        -       $      15,241       $      15,241
   Disposal of surgery centers                           5,681                   -               5,681
   Accruals                                              2,975                   -               2,975
   Allowance for bad debts                              21,459                   -              21,459
   Amortization                                              -               5,686               5,686
   Other                                                 2,019               3,444               5,463
                                                 ------------------- ------------------- -------------------
Total deferred tax assets                               32,134              24,371              56,505


                    HEALTHSOUTH Corporation and Subsidiaries


                                                      Current            Noncurrent            Total
                                                 ------------------- ------------------- -------------------
                                                                       (In thousands)
Deferred tax liabilities:
   Depreciation and amortization                    $           -       $      25,239       $      25,239
   Purchase price accounting                                    -               4,941               4,941
   Non-accrual experience method                           12,353                   -              12,353
   Contracts                                                3,849                   -               3,849
   Capitalized costs                                            -              10,487              10,487
   Other                                                    1,184               4,618               5,802
                                                 ------------------- ------------------- -------------------
Total deferred tax liabilities                             17,386              45,285              62,671
                                                 ------------------- ------------------- -------------------
Net deferred tax assets (liabilities)               $      14,748       $     (20,914)      $      (6,166)
                                                 =================== =================== ===================


Significant components of the Company's deferred tax assets and liabilities as of December 31, 1995 are as follows:



                                                   Current              Noncurrent              Total
                                             --------------------- --------------------- ---------------------
                                                                      (In thousands)
Deferred tax assets:
   Accruals                                     $         8,016       $             -       $         8,016
   Disposal of surgery centers                            2,675                     -                 2,675
   Impairment of assets                                   1,309                 5,434                 6,743
   Development costs                                          -                   849                   849
   Acquired net operating loss                                -                16,277                16,277
   Allowance for bad debts                               29,089                     -                29,089
   Other                                                  1,818                 5,549                 7,367
                                             --------------------- --------------------- ---------------------
Total deferred tax assets                                42,907                28,109                71,016

Deferred tax liabilities:
   Depreciation and amortization                $             -       $        30,960       $        30,960
   Non-accrual experience method                         14,559                     -                14,559
   Purchase price accounting                                  -                 4,802                 4,802
   Contracts                                              3,849                     -                 3,849
   Capitalized costs                                          -                12,916                12,916
   Other                                                  2,522                 3,164                 5,686
                                             --------------------- --------------------- ---------------------
Total deferred tax liabilities                           20,930                51,842                72,772
                                             --------------------- --------------------- ---------------------
Net deferred tax assets (liabilities)           $        21,977       $       (23,733)      $        (1,756)
                                             ===================== ===================== =====================

                    HEALTHSOUTH Corporation and Subsidiaries

11.  Income Taxes (continued)

The provision for income taxes was as follows:


                                                                  Year ended December 31
                                             -----------------------------------------------------------------
                                                     1993                  1994                  1995
                                             --------------------- --------------------- ---------------------
                                                                      (In thousands)
Currently payable:
     Federal                                    $        34,492       $        70,641       $        66,927
     State                                                5,360                10,362                 8,914
                                             --------------------- --------------------- ---------------------
                                                         39,852                81,003                75,841
Deferred (benefit) expense :
     Federal                                             (1,362)              (14,046)                  342
     State                                                 (497)               (1,836)                   38
                                             --------------------- --------------------- ---------------------
                                                         (1,859)              (15,882)                  380
                                             --------------------- --------------------- ---------------------
Total provision                                 $        37,993       $        65,121       $        76,221
                                             ===================== ===================== =====================


The difference between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes was as follows:


                                                                Year ended December 31
                                             -----------------------------------------------------------------
                                                         1993                  1994                  1995
                                             --------------------- --------------------- ---------------------
                                                                      (In thousands)

Federal taxes at statutory rates                $        43,187       $        64,636       $        74,161
Add (deduct):
   State income taxes, net of federal
     tax benefit                                          2,987                 4,899                 5,832
   Minority interests                                   (10,282)              (11,014)              (15,102)
   Disposal/impairment charges                                -                   668                 9,955
   Other                                                  2,101                 5,932                 1,375
                                             --------------------  --------------------- ---------------------
                                                $        37,993       $        65,121       $        76,221
                                             ===================== ===================== =====================


                    HEALTHSOUTH Corporation and Subsidiaries

12.  Commitments and Contingencies

The Company is a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

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

Prior to consummation of the SCA and Advantage Health mergers (see Note 2), these companies carried professional malpractice and general liability insurance. The policies were carried on a claims made basis. The companies had policies in place to track and monitor incidents of significance. Management is unaware of any claims that may result in a loss in excess of amounts covered by existing insurance.

Operating leases generally consist of short-term lease agreements for buildings where facilities are located. These leases generally have 5-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Total rental expense for all operating leases was $35,812,000, $75,355,000 and $100,183,000 for the years ended December 31, 1993, 1994 and 1995, respectively.

The following is a schedule of future minimum lease payments under all operating leases having initial or remaining non-cancelable lease terms in excess of one year:

                    HEALTHSOUTH Corporation and Subsidiaries

12. Commitments and Contingencies (continued)

Year ending December 31                           (In thousands)
- --------------------------------------------   ---------------------
1996                                              $       96,663
1997                                                      88,066
1998                                                      81,004
1999                                                      70,720
2000                                                      57,546
After 2000                                               269,627
                                               ---------------------
Total minimum payments required                   $      663,626
                                               =====================

13.  Employee Benefit Plans

The Company has a 401(k) savings plan which matches 15% of the first 4% of earnings that an employee contributes. All contributions are in the form of cash. All employees who have completed one year of service with a minimum of 1,000 hours worked are eligible to participate in the plan. Company contributions are gradually vested over a seven-year service period. Contributions to the plan by the Company were approximately $544,000, $1,168,000 and $1,287,000 in 1993, 1994 and 1995, respectively.

In 1991, the Company established an Employee Stock Ownership Plan ("ESOP") for the purpose of providing substantially all employees of the Company the opportunity to save for their retirement and acquire a proprietary interest in the Company. The ESOP currently owns approximately 830,000 shares of the Company's common stock, which were purchased with funds borrowed from the Company, $10,000,000 in 1991 (the "1991 ESOP Loan") and $10,000,000 in 1992 (the
"1992 ESOP Loan"). At December 31, 1995, the combined ESOP Loans had a balance of $15,886,000. The 1991 ESOP Loan, which bears an interest rate of 10%, is payable in annual installments covering interest and principal over a ten-year period beginning in 1992. The 1992 ESOP Loan, which bears an interest rate of 8.5%, is payable in annual installments covering interest and principal over a ten-year period beginning in 1993. Company contributions to the ESOP began in 1992 and shall at least equal the amount required to make all ESOP loan amortization payments for each plan year. The Company recognizes compensation expense based on the shares allocated method. The total compensation expense related to the ESOP recognized by the Company was $3,198,000, $3,673,000 and $3,524,000 in 1993, 1994 and 1995, respectively. Interest incurred on the ESOP Loans was

                    HEALTHSOUTH Corporation and Subsidiaries approximately $1,743,000, $1,608,000 and $1,460,000 in 1993, 1994 and 1995,
respectively. Approximately 229,000 shares owned by the ESOP have been allocated to participants at December 31, 1995.

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

14.  Sale of Assets

During the second quarter of 1994, the Company consummated the sale of selected properties to Capstone Capital Corporation ("Capstone"), a real estate investment trust. These properties include six ancillary hospital facilities, three outpatient rehabilitation facilities, two outpatient surgery centers, one uncompleted medical office building and one research facility. The net proceeds to the Company as a result of this transaction were approximately $58,425,000. The net book value of the properties was approximately $50,735,000. Because the Company is leasing back substantially all of the properties from Capstone, payments which aggregate $6.9 million annually, the resulting gain on sale of approximately $7,690,000 has been recorded on the accompanying consolidated balance sheet as deferred revenue and will be amortized into income over the initial lease terms of the properties. The Company is accounting for each of the new leases as an operating lease with an initial lease term of 5 years. During 1995, the Company sold another inpatient rehabilitation hospital property to Capstone under terms similar to those described above. Aggregate annual lease payments for this property totaled $1.7 million. The resulting loss of approximately $4,010,000 has been netted against the deferred gain described above and will be amortized to expense over the initial lease term. The Company and certain Company officers own approximately 4.5% of the outstanding common stock of Capstone at December 31, 1995.

                    HEALTHSOUTH Corporation and Subsidiaries

15. Loss on Disposal of Surgery Centers

During the fourth quarter of 1994, the Company adopted a formal plan to dispose of three surgery centers and certain other properties during fiscal 1995. Accordingly, a charge of $13,197,000 was made to reflect the expected losses resulting from the disposal of these centers. The charge is comprised primarily of losses on the sale of owned facilities and equipment, write-off of intangible and other assets, and accrual of future operating lease obligations and estimated operating losses through the anticipated date of disposal.

The following are the major components of the restructuring charge (in thousands):


Write down of land, buildings and equipment                                       $  4,806
Write off of excess of cost over fair value of net assets acquired and other
   assets                                                                            2,762
Estimated operating losses through anticipated date of disposal                      1,750
Accrual of future lease commitments and other obligations resulting from
   disposal                                                                          3,879
                                                                              ----------------
                                                                                 $  13,197
                                                                              ================


The closings of the three surgery centers were completed by December 31, 1995. An accrual of $5,629,000 and $929,000 is included in accrued liabilities on the accompanying December 31, 1994 and 1995 consolidated balance sheets, respectively, for the remaining costs to be incurred relative to the disposal of these surgery centers and the other properties. The reduction in this accrual relates primarily to costs incurred during 1995 as a result of closing these centers.

16. Spin-Off of HMO Subsidiary

Effective December 1, 1993, SCA (see Note 2) spun off the net assets of its HMO subsidiary, HealthWise of America, Inc. (HealthWise). The spin-off was accomplished by a tax-free distribution of one HealthWise common share for every ten shares of SCA's common stock. The distribution is reflected as a charge to retained earnings of the Company for the year ended December 31, 1993. The operating results of HealthWise have been classified as discontinued operations on the accompanying consolidated statements of income and are summarized as follows (in thousands).

                    HEALTHSOUTH Corporation and Subsidiaries

16. Spin-Off of HMO Subsidiary (continued)

                                                           1993
                                                   ----------------------

Net revenue                                           $     110,276
                                                   ----------------------
Income before income taxes                                    7,296
Income taxes                                                 (2,844)
                                                   ----------------------
Net income                                            $       4,452
                                                   ======================

17.  Impairment of Long-Term Assets

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

A ReLife facility in central Florida incurred tornado damage and has not been operating since September 1993. During 1994, management of ReLife determined that it is probable that this facility will not reopen. Start-up costs of $1,600,000 were written off. This facility is leased under an operating lease as described in Note 12 through the year 2001. An impairment accrual has been established based on the projected undiscounted net cash flows related to this non-operating facility for the remainder of the lease term. The accrual totaled $5,900,000 and consists of $4,700,000 in lease payments and $1,200,000 in fixed costs and operating expenses, including property taxes, maintenance, security and other related costs.

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

                    HEALTHSOUTH Corporation and Subsidiaries

17.  Impairment of Long-Term Assets (continued)

In the fourth quarter of 1995 the Company recorded an asset impairment charge of approximately $42,357,000 relating to goodwill and tangible assets identifiable with eight surgery centers. Approximately $36,792,000 of this charge related to surgery centers which the Company intends to operate on an ongoing basis while the remaining loss of $5,565,000 is identifiable with four surgery centers which the Company decided during the fourth quarter of 1995 to close.

The Company has historically assessed recoverability of goodwill and other long-lived assets using undiscounted cash flows estimated to be received over the useful lives of the related assets. In the fourth quarter of 1995, certain events occurred which significantly impacted the Company's estimates of future cash flows to be received from four of the Company's surgery centers. Those events primarily related to a decline in operating results combined with a deterioration in relationships with key physicians at certain of those locations. As a result of these events, the Company revised its estimates of undiscounted cash flows to be received over the remaining estimated useful lives of these centers and determined that goodwill and other long-lived assets (primarily property and equipment) had been impaired. The Company developed its best estimates of future operating cash flows at these locations considering future requirements for capital expenditures as well as the impact of inflation. The projections of cash flows also took into account estimates of significant one-time expenses as well as estimates of additional revenues and resulting income from future marketing efforts in the respective locations. The amount of the impairment charge was determined by discounting the estimates of future cash flows, using an estimated 8.5% incremental borrowing rate which management believes is commensurate with the risks involved. The resulting net present value of future cash flows was then compared to the historical net book value of goodwill and other long-lived assets at each operating location which resulted in an impairment loss relative to these centers of $36,792,000.

The remaining impairment charge of $5,565,000 relative to the centers to be closed was based on the fair value of the related assets less estimated costs to sell. Assets held for sale having a remaining net book value of $2,838,726 are included in property and equipment on the accompanying December 31, 1995 balance sheet. The Company intends to close those centers and dispose of the related assets during the next fiscal year.

The above amounts are included in operations in the accompanying consolidated statement of income.

                    HEALTHSOUTH Corporation and Subsidiaries

18.  Subsequent Events

Effective January 17, 1996, the Company merged with Surgical Care Affiliates, Inc. in a transaction accounted for as a pooling of interests (see Note 2).

Effective March 14, 1996, the Company merged with Advantage Health Corporation in a transaction accounted for as a pooling of interests (see Note 2).

On January 17, 1996, the Company voted to increase the number of its authorized common shares to 250,000,000. At no time during 1995 did the shares outstanding exceed those authorized.

On April 18, 1996, the credit facility (Note 7) was amended and restated to increase the maximum amount available thereunder to $1,250,000 and to eliminate the security interests thereunder.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      Financial Statements, Financial Statement Schedules and Exhibits.

         1.       Financial Statements.

         The   consolidated   financial   statements  of  the  Company  and  its
subsidiaries filed as a part of this Amendment No. 1 to Annual Report on Form 10-K are listed in Item 8 hereof, which listing is hereby incorporated herein by reference.

         2.       Financial Statement Schedules.

         The financial statement schedules required by Regulation S-X are filed under Item 14(d) of this Amendment No. 1 to Annual Report on Form 10-K, as listed below:

         Schedules Supporting the Financial Statements

         Schedule II            Valuation and Qualifying Accounts      50

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required under the related instructions or are inapplicable, or because the information has been provided in the Consolidated Financial Statements or the Notes thereto.

         3.       Exhibits.

         The Exhibits filed as a part of this Amendment No. 1 to Annual Report on Form 10-K are listed in Item 14(c) hereof, which listing is hereby incorporated herein by reference.

(b)      Reports on Form 8-K.

         No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Amendment No. 1 to Annual Report on Form 10-K.

(c)      Exhibits.

         The Exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this Amendment No. 1 to Annual Report on Form 10-K.


     (11) HEALTHSOUTH Corporation and Subsidiaries, Computation of Income Per Share.

     (23)-1   Consent of Ernst & Young LLP.


(d)      Financial Statement Schedules.

         Schedule II:               Valuation and Qualifying Accounts



                                                   SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS



           Column A                   Column B                       Column C                        Column D           Column E

- -----------------------------------------------------------------------------------------------------------------------------------
                                     Balance at       Additions Charged     Additions Charged
                                    Beginning of        to Costs and       to Other Accounts -     Deductions -        Balance at
          Description                  Period             Expenses              Describe             Describe         End of Period
- -----------------------------------------------------------------------------------------------------------------------------------
                                                          (In thousands)
Year ended December 31,
     1993:
       Allowance for doubtful
       accounts and con-                                                           369,821 (1)
       tractual adjustments        $       62,174    $        20,026       $        52,021 (2)   $      368,930 (3)  $      135,112
                                   ==============     ==============        ==============       ==============      ==============

Year ended December 31,
     1994:
       Allowance for doubtful
       accounts and con-                                                           757,916 (1)
       tractual adjustments        $      135,112    $       32,904        $         7,041 (2)   $      769,822 (3)  $      163,151
                                   ==============     ==============        ==============       ==============      ==============

Year ended December 31,
     1995:
       Allowance for doubtful
       accounts and con-                                                           958,552 (1)
       tractual adjustments        $      163,151     $       37,659      $         28,650 (2)   $      952,837 (3)  $      235,175
                                   ==============     ==============        ==============       ==============      ==============

- -------------------------

(1) Provisions for contractual adjustments which are netted against gross revenues.

(2)   Allowances of acquisitions in years 1993, 1994 and 1995, respectively.

(3) Write-offs of uncollectible patient accounts receivable and third party contractual adjustments, net of third party retroactive settlements.

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No.1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HEALTHSOUTH Corporation


                           By              /s/RICHARD M. SCRUSHY
                               ---------------------------------------------
                                              Richard M. Scrushy,
                                            Chairman of the Board
                                           and Chief Executive Officer

                           Date:   June 12, 1996