Form 10-Q
period 1996-06-30
HEALTHSOUTH CORP
filed 1996-08-14
CIK 785161

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
       _____________.

Commission File Number 1-10315

                             HEALTHSOUTH Corporation
                             -----------------------
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                            63-0860407
          --------                                            ----------
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

                                   YES  X     NO
                                       ---        ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at August 9, 1996
  ------------------------                     -----------------------------
  Common Stock, par value                           155,051,946 shares
       $.01 per share

                    HEALTHSOUTH Corporation and Subsidiaries

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART 1 -- FINANCIAL INFORMATION

                                                                                        Page
                                                                                        ----
Item 1.  Financial Statements

         Consolidated Balance Sheets -- June 30, 1996 (Unaudited)
         and December 31, 1995                                                           3

         Consolidated Statements of Income (Unaudited) -- Three Months and Six
         Months Ended June 30, 1996 and 1995                                             5

         Consolidated Statements of Cash Flows (Unaudited) -- Six Months
         Ended June 30, 1996 and 1995                                                    6

         Notes to Consolidated Financial Statements (Unaudited) -- Three
         Months and Six Months Ended June 30, 1996 and 1995                              8

Item 2.
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                            12

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                            16

Item 6.  Exhibits and Reports on Form 8-K                                               16

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements

                    HEALTHSOUTH Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)


                                                  June 30,         December 31,
                                                   1996                1995
                                                   ----                ----
                                                (Unaudited)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                 $   104,613        $   152,244
     Other marketable securities                     3,825              4,077
     Accounts receivable                           481,326            409,150
     Inventories, prepaid expenses, and
          other current assets                     134,207            116,083
     Deferred income taxes                          23,505             21,977
                                               -----------       ------------
                  TOTAL CURRENT ASSETS             747,476            703,531

OTHER ASSETS                                        70,278             70,493

PROPERTY, PLANT AND EQUIPMENT--NET               1,329,587          1,283,560

INTANGIBLE ASSETS--NET                             937,414            873,911
                                               -----------       ------------

                   TOTAL ASSETS                $ 3,$84,755       $  2,931,495
                                               ===========       ============

                    HEALTHSOUTH Corporation and Subsidiaries


                                                                              June 30,       December 31,
                                                                                1996            1995
                                                                                ----            ----
                                                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                     $    108,063    $   107,018
     Salaries and wages payable                                                 79,219         67,905
     Accrued interest payable and other liabilities                             89,963         87,308
     Current portion of long-term debt                                          38,467         35,175
                                                                          ------------      ---------
                                          TOTAL CURRENT LIABILITIES            315,712        297,406

LONG-TERM DEBT                                                               1,380,988      1,356,489

DEFERRED INCOME TAXES                                                           27,091         23,733

OTHER LONG-TERM LIABILITIES                                                      5,375          8,459

DEFERRED REVENUE                                                                   890          1,525

MINORITY INTERESTS--LIMITED PARTNERSHIPS                                        66,027         57,985

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.10 par value--1,500,000
          shares authorized; issued and outstanding--
          none                                                                       0             0
     Common Stock, $.01 par value--250,000,000
          shares authorized; 154,050,000 and 152,193,000
          shares issued at June 30, 1996 and
          December 31, 1995, respectively                                        1,541          1,522
     Additional paid-in capital                                                893,528        888,216
     Retained earnings                                                         414,350        334,582
     Treasury stock                                                               (323)       (16,065)
     Receivable from Employee Stock Ownership Plan                             (14,148)       (15,886)
     Notes receivable from stockholders                                         (6,276)        (6,471)
                                                                          ------------      ---------

                                         TOTAL STOCKHOLDERS' EQUITY          1,288,672      1,185,898
                                                                          ------------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  3,084,755    $ 2,931,495
                                                                          ============      =========


See accompanying notes.

                    HEALTHSOUTH Corporation and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED - In Thousands, Except for Per Share Data)



                                                              Three Months Ended                  Six Months Ended
                                                                   June 30,                           June 30,
                                                     ------------------------------     -------------------------------
                                                          1996              1995             1996                1995
                                                     ------------       -----------     -------------       ------------

Revenues                                           $     595,589      $    499,668    $    1,176,823      $     951,512
Operating expenses:
     Operating units                                     389,133           346,663           775,399            657,942
     Corporate general and administrative                 16,632            12,874            32,657             27,872
Provision for doubtful accounts                           13,011            10,375            25,877             19,456
Depreciation and amortization                             45,414            35,664            87,994             67,888
Interest expense                                          23,497            25,452            47,342             48,584
Interest income                                           (1,668)           (1,751)           (3,474)            (4,000)
Merger costs                                                   0            29,194            28,939             29,194
Loss on impairment of assets                                   0            11,192                 0             11,192
                                                     ------------       -----------     -------------       ------------
                                                         486,019           469,663           994,734            858,128
                                                     ------------       -----------     -------------       ------------
     Income before income taxes and
          minority interests                             109,570            30,005           182,089             93,384
Provision for income taxes                                36,657             8,431            59,954             29,846
                                                     ------------       -----------     -------------       ------------
     Income before minority interests                     72,913            21,574           122,135             63,538
Minority interests                                       (13,358)           (9,648)          (24,729)           (18,690)
                                                     ------------       -----------     -------------       ------------

     Net income                                    $      59,555      $     11,926    $       97,406      $      44,848
                                                     ============       ===========     =============       ============


Weighted average common and common
     equivalent shares outstanding                       164,256           143,488           163,959            143,366
                                                     ============       ===========     =============       ============

Net income per common and common
     equivalent share                              $        0.36      $       0.08    $         0.59      $        0.31
                                                     ============       ===========     =============       ============

Net income per common share --
     assuming full dilution                        $        0.36      $       0.08    $         0.58      $        0.31
                                                     ============       ===========     =============       ============


See accompanying notes.

                    HEALTHSOUTH Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - In Thousands)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                             --------
                                                                                   1996                    1995
                                                                                   ----                    ----
OPERATING ACTIVITIES
   Net income                                                                  $  97,406              $   44,848
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                             87,994                  67,888
        Provision for doubtful accounts                                           25,877                  19,456
        Income applicable to minority interests of
           limited partnerships                                                   24,729                  18,690
        Loss on impairment of assets                                                   0                  11,192
        Merger costs                                                              28,939                  29,194
        Provision for deferred income taxes                                        1,841                   8,951
        Provision for deferred revenue                                              (635)                   (260)
   Changes in operating assets and liabilities, net of
      effects of acquisitions:
         Accounts receivable                                                     (93,170)                 (7,443)
         Inventories, prepaid expenses and other current
             assets                                                              (10,087)                 (4,495)
         Accounts payable and accrued expenses                                   (15,068)                (59,385)
                                                                                --------               ---------

                                    NET CASH PROVIDED BY
                                    OPERATING ACTIVITIES                         147,826                 128,636
INVESTING ACTIVITIES
   Purchases of property, plant and equipment                                    (91,716)                (80,742)
   Proceeds from sale of property, plant and equipment                                 0                  14,786
   Additions to intangible assets, net of effects of
      acquisitions                                                               (74,966)                (26,464)
   Assets obtained through acquisitions, net of liabilities
      assumed                                                                    (54,970)               (309,052)
   Changes in other assets                                                          (920)                 (7,603)
   Proceeds received on sale of other marketable
      securities                                                                     252                  12,660
   Investments in other marketable securities                                          0                 (10,926)
                                                                                --------              ----------
                                    NET CASH USED IN INVESTING ACTIVITIES      $(222,320)             $ (407,341)

                    HEALTHSOUTH Corporation and Subsidiaries

                           (UNAUDITED - In Thousands)

                                                                                         Six Months Ended
                                                                                            June 30,
                                                                                ---------------------------------
                                                                                  1996                     1995
                                                                                -------                  --------

FINANCING ACTIVITIES
   Proceeds from borrowings                                                    $ 154,785                $ 719,144
   Principal payments on long-term debt and leases                              (126,393)                (425,724)
   Proceeds from exercise of options                                              21,045                    5,662
   Proceeds from issuance of common stock                                              0                      922
   Reduction in receivable from Employee Stock
      Ownership Plan                                                               1,738                    1,590
   Increase in loans to stockholders                                                 195                        0
   Dividends paid                                                                      0                   (3,501)
   Proceeds from investment by minority interests                                    569                   (8,888)
   Purchase of limited partnership interests                                           0                      922
   Payment of cash distributions to limited partners                             (21,439)                 (17,534)
                                                                                --------                  -------


                                                   NET CASH PROVIDED FROM
                                                     FINANCING ACTIVITIES         30,500                  272,593
                                                                                --------                  -------
                                                     DECREASE IN CASH AND
                                                         CASH EQUIVALENTS        (43,994)                  (6,112)

   Cash and cash equivalents at beginning of period                              148,607                  116,517
                                                                                --------                  -------
                                                CASH AND CASH EQUIVALENTS
                                                         AT END OF PERIOD      $ 104,613                $ 110,405
                                                                                ========                  =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the year for:
      Interest                                                                 $  45,321                $  46,791
      Income taxes                                                                37,487                   51,019


See accompanying notes.

                    HEALTHSOUTH Corporation and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            Three Months and Six Months Ended June 30, 1996 and 1995


NOTE  1  --     The accompanying  consolidated  financial statements include the accounts of HEALTHSOUTH Corporation (the "Company") and its subsidiaries. This information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as amended. It is management's opinion that the accompanying consolidated financial statements reflect all adjustments (which are normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of the results for the interim period and the comparable period presented.

NOTE 2 --       During 1995, the Company entered into a $1,000,000,000 revolving line of credit with NationsBank,  N.A. ("NationsBank") and other participating banks (the "1995 Credit Agreement").  On April 18,
                1996, the Company amended and restated the 1995 Credit Agreement to increase  the size of the credit  facility to  $1,250,000,000
                (the "1996 Credit  Agreement").  The Company provided a negative pledge on all assets and the lenders released the first priority security  interest  in all  shares  of  stock  of the  Company's
                subsidiaries   and  rights  and   interests  in  the   Company's
                controlled  partnerships  which had been granted  under the 1995
                Credit  Agreement.  At June 30,  1996,  the  Company  had  drawn
                $940,000,000 under the 1996 Credit Agreement.

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

                 At June 30, 1996 and December 31, 1995, long-term debt consisted of the following:

                                                                            June 30,            December 31,
                                                                             1996                  1995
                                                                       -----------------     -----------------
                                                                                   (in thousands)
                 Advances under the $1,250,000,000 1996
                      Credit Agreement                                    $     940,000         $     790,000
                 9.5% Senior Subordinated Notes due 2001                        250,000               250,000
                 5% Convertible Subordinated Debentures due 2001                115,000               115,000
                 Other long-term debt                                           114,455               236,664
                                                                       -----------------     -----------------
                                                                              1,419,455             1,391,664
                 Less amounts due within one year                                38,467                35,175
                                                                       -----------------     -----------------
                                                                           $  1,380,988          $  1,356,489
                                                                       =================     =================





NOTE  3  --     On January 17, 1996, the Company  consummated the acquisition of
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

                 Statement of Income Data:

                            Revenues                                                $     16,111

                            Operating expenses:
                                 Operating units                                          14,392
                                 Corporate general and administrative                      1,499
                            Provision for doubtful accounts                                1,013
                            Depreciation and amortization                                    283
                            Interest expense                                                 288
                            Interest income                                                  (16)
                            Loss on impairment of assets                                  21,111
                                                                       --------------------------
                                                                                          38,570
                                                                       --------------------------
                            Loss before income taxes and
                                 minority interests                                      (22,460)
                            Provision (benefit) for income taxes                          (4,959)
                                                                       --------------------------
                                                                                         (17,501)
                            Minority interests                                              (136)
                                                                       ==========================
                            Net income                                              $    (17,637)
                                                                       ==========================



                 Statement of Cash Flow Data:

                            Net cash used in operating activities                  $      (2,971)
                            Net cash provided by investing activities                        105
                            Net cash used in financing activities                           (771)
                                                                       ==========================
                                 Net decrease in cash                              $      (3,637)
                                                                       ==========================


                Costs and expenses of $28,939,000, primarily accounting, legal and financial advisory services, incurred by the Company in connection with the mergers have been recorded in operations during the quarter ending March 31, 1996 and reported as Merger Costs in the accompanying consolidated statements of income.

NOTE  4  --     During the first six months of 1996,  the  Company  acquired  33
                outpatient  facilities,   one  outpatient  surgery  center,  one
                inpatient  rehabilitation  hospital and one  diagnostic  imaging center. The total purchase price of the acquired  facilities was
                approximately   $54,970,000.   The  Company  also  entered  into
                non-compete  agreements  totaling  approximately  $4,580,000  in connection  with these  transactions.  The cost in excess of the
                acquired   facilities'   net  asset   value  was   approximately
                $29,198,000.   The   results   of   operations   (not   material
                individually or in the aggregate) of these acquisitions are included in the consolidated financial statements from their respective acquisition dates.

NOTE  5  --     During  the  first  six  months  of 1996,  the  Company  granted incentive and nonqualified stock options to certain Directors, employees and others for 1,925,000 shares of Common Stock at exercise prices ranging from $32.50 to $35.50 per share.

NOTE  6  --     On May 16,  1996,  the Company  signed an  agreement  to acquire
                Professional   Sports  Care  Management,   Inc.  ("PSCM")  in  a
                transaction to be accounted for as a pooling of interests.  PSCM operates 36 outpatient  rehabilitation  centers in three states.
                Under the terms of the agreement,  all shares of common stock of
                PSCM will be exchanged for shares of the Company's  Common Stock pursuant to an exchange ratio that will yield an aggregate value
                of   approximately   $67,000,000  to  PSCM   stockholders.   The
                transaction is subject to approval by the  stockholders of PSCM.
                The transaction is expected to be completed during the third quarter of 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

         The Company provides outpatient and rehabilitative healthcare services through its inpatient and outpatient rehabilitation facilities, surgery centers and medical centers. The Company has expanded its operations through the acquisition or opening of new facilities and satellite locations and by enhancing its existing operations. As of June 30, 1996, the Company had 978 locations in 46 states and the District of Columbia, including 643 outpatient rehabilitation locations, 96 inpatient rehabilitation facilities, five medical centers, 130 surgery centers and 104 locations providing other patient care services.

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

         Effective January 17, 1996, the Company consummated the acquisition of Surgical Care Affiliates, Inc. ("SCA") through a merger accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of SCA for all periods presented (see Note 3 of "Notes to Consolidated Financial Statements" for further discussion). Effective March 14, 1996, the Company consummated the acquisition of Advantage Health Corporation ("Advantage Health"), also through a merger accounted for as a pooling of interests. The results of operations described below for the quarter ended June 30, 1995 are based on a combination of both the Company's results for its quarter ended June 30, 1995 and Advantage Health's results for its quarter ended May 31, 1995 (see Note 3 of "Notes to Consolidated Financial Statements" for further discussion). All data set forth for periods prior to December 31, 1995 relating to revenues derived from Medicare and Medicaid do not take into account revenues of the Advantage Health facilities or the SCA facilities.


Results of Operations -- Three Months Ended June 30, 1996

         The Company operated 643 outpatient locations (which includes base facilities and satellites) at June 30, 1996, compared to 382 outpatient locations at June 30, 1995. In addition, the Company operated 96 inpatient rehabilitation facilities, five medical centers and 130 surgery centers at June 30, 1996, compared with 94 inpatient facilities, five medical centers and 121 surgery centers at June 30, 1995.

         The Company's operations generated revenues of $595,589,000 for the quarter ended June 30, 1996, an increase of $95,921,000, or 19.2%, as compared to the same period in 1995. The increase in revenues is primarily attributable to increases in patient volume, the December 1, 1995 acquisition of Caremark Orthopedic Services Inc. and the addition of new outpatient centers. Same store revenues for the quarter ended June 30, 1996 were $551,108,000, an increase of $51,440,000, or 10.3%, as compared to the same period in 1995. New store revenues were $44,481,000. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 37.5% and 2.7% of revenue for the second quarter of 1996, compared to 40.1% and 2.1% for the same period in 1995. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During the second quarter of 1996, same store outpatient visits, inpatient days and surgical cases increased 15.6%, 9.8% and 6.5%, respectively. Revenue per outpatient visit, revenue per inpatient day and revenue per surgical case for same store operations increased (decreased) by (1.0)%, 0.4% and 5.9%, respectively.

         Operating expenses, at the operating unit level, were $389,133,000, or 65.3% of revenues, for the quarter ended June 30, 1996, compared to 69.4% of revenues for the second quarter of 1995. Same store operating expenses were $356,936,000, or 64.8% of comparable revenue. New store operating expenses were $32,197,000, or 72.4% of comparable revenue. Corporate general and administrative expenses increased from $12,874,000 during the 1995 quarter to $16,632,000 during the 1996 quarter. As a percentage of revenue, corporate general and administrative expenses increased from 2.6% in the 1995 quarter to 2.8% in the 1996 quarter. The provision for doubtful accounts was $13,011,000, or 2.2% of revenues, for the second quarter of 1996, compared to $10,375,000, or 2.1% of revenues, for the same period in 1995. Management believes that this provision is adequate to cover any uncollectible revenues.

         Depreciation and amortization expense was $45,414,000 for the quarter ended June 30, 1996, compared to $35,664,000 for the same period in 1995. The increase represents the investment in additional assets by the Company. Interest expense was $23,497,000 for the quarter ended June 30, 1996, compared to $25,452,000 for the quarter ended June 30, 1995. For the second quarter of 1996, interest income was $1,668,000, compared to $1,751,000 for the second quarter of 1995.

         Income before minority interests and income taxes for the second quarter of 1996 was $109,570,000, compared to $30,005,000 for the same period in 1995. Income before minority interests and income taxes for the 1995 quarter includes merger costs and impairment losses relating to the Surgical Health Corporation and Novacare rehabilitation hospitals acquisitions totaling $40,386,000. Minority interests decreased income before income taxes by $13,358,000 for the quarter ended June 30, 1996, compared to decreasing income before income taxes by $9,648,000 for the second quarter of 1995. The provision for income taxes for the second quarter of 1996 was $36,657,000, compared to $8,431,000 for the same period in 1995, resulting in effective tax rates of 38.1% and 41.4%, respectively. Net income for the second quarter of 1996 was $59,555,000, compared to $11,926,000 for the second quarter of 1995.

Results of Operations -- Six Months Ended June 30, 1996

         Revenues for the six months ended June 30, 1996 were $1,176,823,000, an increase of $225,311,000, or 23.7%, over the six months ended June 30, 1995. Same store revenues were $1,067,595,000, an increase of $116,083,000, or 12.2% as compared to the same period in 1995. New store revenues were $109,228,000. The increase in revenues is primarily attributable to the acquisition of the NovaCare rehabilitation hospitals division in April 1995, the December 1, 1995 acquisition of Caremark Orthopedic Services Inc., increases in patient volume and the addition of new outpatient centers. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 38.1% and 2.8% of revenue for the first six months of 1996, compared to 41.1% and 2.3% for the same period in 1995. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During the first six months of 1996, same store outpatient visits, inpatient days and surgical cases increased 15.5%, 10.5% and 6.4%, respectively. Revenue per outpatient visit, revenue per inpatient day and revenue per surgical case for same store operations increased (decreased) by (1.0)%, 1.5% and 4.9%, respectively.

         Operating expenses, at the operating unit level, were $775,399,000, or 65.9% of revenues, for the six months ended June 30, 1996, as compared to $657,942,000, or 69.1% of revenues, for the first six months of 1995. Same store operating expenses were $700,342,000, or 65.6% of comparable revenue. New store operating expenses were $75,057,000, or 68.7% of comparable revenue. As a result of the SCA and Advantage Health acquisitions, the Company recognized merger costs of $28,939,000 during the first quarter of 1996 (see Note 3 of "Notes to Consolidated Financial Statements" for further discussion). Net income for the six months ended June 30, 1996 was $97,406,000, compared to $44,848,000 for the same period in 1995.

Liquidity and Capital Resources

         As of June 30, 1996, the Company had working capital of $431,764,000, including cash and marketable securities of $108,438,000. Working capital at December 31, 1995 was $406,125,000, including cash and marketable securities of $156,321,000. For the first six months of 1996, cash provided by operations was $147,826,000, compared to $128,636,000 for the same period in 1995. Additions to property, plant, and equipment and acquisitions accounted for $91,716,000 and $54,970,000, respectively, during the first six months of 1996. Those same investing activities accounted for $80,742,000 and $309,052,000, respectively, in the same period in 1995. Financing activities provided $30,500,000 and $272,593,000 during the first six months of 1996 and 1995, respectively. Net borrowing proceeds (borrowing less principal reductions) for the first six months of 1996 and 1995 were $28,392,000 and $293,420,000, respectively.

         Accounts receivable were $481,326,000 at June 30, 1996, compared to $409,150,000 at December 31, 1995. The number of days of average revenues in average receivables was 66.9 at June 30, 1996, compared to 63.8 at December 31, 1995. The concentration of net accounts receivable from patients, third-party payors, insurance companies and others at June 30, 1996 is consistent with the related concentration of revenues for the period then ended.

         At June 30, 1996, the Company had a $1,250,000,000 revolving line of credit with NationsBank, N.A. and 31 other participating banks. Interest is paid based on LIBOR plus a predetermined margin, prime, or competitively bid rates from the participating banks (see Note 2 of "Notes to Consolidated Financial Statements"). The effective interest rate on the average outstanding balance under the revolving line of credit was 6.1% for the six months ended June 30, 1996, compared to the average prime rate of 8.3% during the same period. At June 30, 1996, the Company had drawn $940,000,000 under its revolving line of credit.

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

          On May 16, 1996, the Company entered into a Plan and Agreement of Merger with Professional Sports Care Management, Inc. ("PSCM"), pursuant to which the Company has agreed to acquire PSCM in a stock-for-stock merger to be accounted for as a pooling of interests. PSCM operates 36 outpatient rehabilitation centers in New York, New Jersey and Connecticut. Under the terms of the Plan and Agreement of Merger, the Company will issue shares of its common stock valued at approximately $67,000,000 in the aggregate to the stockholders of PSCM. The transaction, which is subject to approval by the stockholders of PSCM, is expected to be consummated in the third quarter of 1996. Although the Company is continually considering and evaluating acquisitions and opportunities for future growth, the Company has not entered into any other agreements with respect to material future acquisitions. The Company believes that existing cash, cash flow from operations, and borrowings under the revolving line of credit will be sufficient to satisfy the Company's estimated cash requirements for the next twelve months and thereafter.

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

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         On May 2, 1996, the Annual Meeting of Stockholders of HEALTHSOUTH Corporation was held, at which the shares of Common Stock represented at the Annual Meeting were voted for the election of Directors as follows:


                                                          NUMBER
                                                          VOTING                FOR             WITHHOLD
                                                 -------------------- ------------------ ------------------

                  Richard M. Scrushy                     125,892,680        123,941,948          1,950,732
                  Phillip C. Watkins, M.D.               125,892,680        123,942,320          1,950,360
                  George H. Strong                       125,892,680        123,942,109          1,950,571
                  C. Sage Givens                         125,892,680        123,942,320          1,950,360
                  Charles W. Newhall, III                125,892,680        123,942,320          1,950,360
                  John S. Chamberlin                     125,892,680        123,942,173          1,950,507
                  Aaron Beam, Jr.                        125,892,680        123,942,320          1,950,360
                  James P. Bennett                       125,892,680        123,940,454          1,952,226
                  Larry R. House                         125,892,680        123,942,320          1,950,360
                  Anthony J. Tanner                      125,892,680        123,942,320          1,950,360
                  Richard F. Celeste                     125,892,680        123,941,539          1,951,141
                  P. Daryl Brown                         125,892,680        123,942,320          1,950,360
                  Joel C. Gordon                         125,892,680        123,938,343          1,954,337
                  Raymond J. Dunn, III                   125,892,680        123,938,736          1,953,944


Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits

                  11.  Computation of Income Per Share (unaudited)
                  27.  Financial Data Schedule

(b)      Reports on Form 8-K

                During the three months ended June 30, 1996, the Company filed a Current Report on Form 8-K dated May 20, 1996, reporting under
                Item 5 combined results of operations of the Company and Advantage Health Corporation for the month of April 1996.

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


                                                     HEALTHSOUTH Corporation
                                                     -----------------------
                                                          (Registrant)



Date:  August 14, 1996                                RICHARD M. SCRUSHY
                                                  --------------------------
                                                      Richard M. Scrushy
                                                   Chairman of the Board and
                                                      Chief Executive Officer




Date:  August 14, 1996                                   AARON BEAM, JR.
                                                  --------------------------
                                                         Aaron Beam, Jr.
                                                Executive Vice President and
                                                     Chief Financial Officer