Form 10-Q
period 1996-09-30
HEALTHSOUTH CORP
filed 1996-11-14
CIK 785161

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
      _____________.

Commission File Number 1-10315
                       -------

                             HEALTHSOUTH Corporation
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                       63-0860407
 ------------------------------                       -----------------
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

                             YES   X              NO
                                 ----                 -----

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at November 8, 1996
-----------------------                         -------------------------------
Common Stock, par value                                 155,481,368 shares
    $.01 per share

                    HEALTHSOUTH Corporation and Subsidiaries

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART 1 -- FINANCIAL INFORMATION

                                                                                            Page
                                                                                            ----
Item 1.    Financial Statements

           Consolidated Balance Sheets -- September 30, 1996 (Unaudited)
              and December 31, 1995                                                          3

           Consolidated Statements of Income (Unaudited) -- Three Months and Nine
           Months Ended September 30, 1996 and 1995                                          5

           Consolidated Statements of Cash Flows (Unaudited) -- Nine Months
           Ended September 30, 1996 and 1995                                                 6

           Notes to Consolidated Financial Statements (Unaudited) -- Three
           Months and Nine Months Ended September 30, 1996 and 1995                          8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                              12

PART II -- OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                 16


PART I -- FINANCIAL INFORMATION

Item 1.              Financial Statements

                    HEALTHSOUTH Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)




                                                                                            September 30,     December 31,
                                                                                                1996            1995
                                                                                          ---------------  --------------
                                                                                             (Unaudited)
ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                                          $       121,067  $    152,244
       Other marketable securities                                                                  3,785         4,077
       Accounts receivable                                                                        504,666       409,150
       Inventories, prepaid expenses, and
            other current assets                                                                   82,717       116,083
       Deferred income taxes                                                                       22,396        21,977
                                                                                          ---------------  -------------

                               TOTAL CURRENT ASSETS                                               734,631       703,531

OTHER ASSETS                                                                                       75,039        70,493

PROPERTY, PLANT AND EQUIPMENT--NET                                                              1,354,321     1,283,560

INTANGIBLE ASSETS--NET                                                                          1,018,781       873,911
                                                                                          ---------------  -------------

                                TOTAL ASSETS                                              $     3,182,772 $   2,931,495
                                                                                          ===============  =============



                    HEALTHSOUTH Corporation and Subsidiaries

                                 (In Thousands)

                                                                                              September 30,    December 31,
                                                                                                  1996             1995
                                                                                             --------------  ---------------
                                                                                               (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                                                      $     75,546    $  107,018
       Salaries and wages payable                                                                  64,141        67,905
       Accrued interest payable and other liabilities                                              86,183        87,308
       Current portion of long-term debt                                                           39,152        35,175
                                                                                             ------------    ----------

                   TOTAL CURRENT LIABILITIES                                                      265,022       297,406

LONG-TERM DEBT                                                                                  1,424,775     1,356,489

DEFERRED INCOME TAXES                                                                              26,718        23,733

OTHER LONG-TERM LIABILITIES                                                                         5,375         8,459

DEFERRED REVENUE                                                                                      597         1,525

MINORITY INTERESTS--LIMITED PARTNERSHIPS                                                           63,054        57,985

STOCKHOLDERS' EQUITY:
       Preferred Stock, $.10 par value--1,500,000
            shares authorized; issued and outstanding--
            none                                                                                        0             0
       Common Stock, $.01 par value--250,000,000
            shares authorized; 156,178,000 and 152,193,000
            shares issued at September 30, 1996 and
            December 31, 1995, respectively                                                         1,562         1,522
       Additional paid-in capital                                                                 936,396       888,216
       Retained earnings                                                                          479,124       334,582
       Treasury stock                                                                                (323)      (16,065)
       Receivable from Employee Stock Ownership Plan                                              (14,148)      (15,886)
       Notes receivable from stockholders                                                          (5,380)       (6,471)
                                                                                             ------------    ----------


                TOTAL STOCKHOLDERS' EQUITY                                                      1,397,231     1,185,898
                                                                                             ------------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $  3,182,772   $ 2,931,495
                                                                                             ============    ==========


See accompanying notes.

                    HEALTHSOUTH Corporation and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED - In Thousands, Except for Per Share Data)



                                                                       Three Months Ended                     Nine Months Ended
                                                                          September 30,                            September 30,
                                                                  -----------------------------        -----------------------------
                                                                       1996             1995              1996              1995
                                                                   ----------        ----------        ----------        ----------

Revenues                                                           $  616,943         $ 518,537       $ 1,793,766        $1,470,049
Operating expenses:
       Operating units                                                397,749           356,360         1,173,148         1,014,302
       Corporate general and administrative                            16,805            12,607            49,462            40,479
Provision for doubtful accounts                                        13,996             8,716            39,873            28,172
Depreciation and amortization                                          49,326            36,986           137,320           104,874
Interest expense                                                       22,625            26,451            69,967            75,035
Interest income                                                          (975)           (2,244)           (4,449)           (6,244)
Merger costs                                                            5,513                 0            34,452            29,194
Loss on impairment of assets                                                0                 0                 0            11,192
                                                                   ----------        ----------        ----------        ----------
                                                                      505,039           438,876         1,499,773         1,297,004
                                                                   ----------        ----------        ----------        ----------
Income before income taxes and
       minority interests                                             111,904            79,661           293,993           173,045
Provision for income taxes                                             37,574            25,938            97,528            55,784
                                                                   ----------        ----------        ----------        ----------
Income before minority interests                                       74,330            53,723           196,465           117,261
Minority interests                                                    (13,286)          (12,076)          (38,015)          (30,766)
                                                                   ----------        ----------        ----------        ----------

       Net income                                                  $   61,044         $  41,647       $   158,450         $  86,495
                                                                   ==========        ==========        ==========        ==========


Weighted average common and common
       equivalent shares outstanding                                  165,777           145,151           165,793           143,911
                                                                   ==========        ==========        ==========        ==========

Net income per common and common
       equivalent share                                            $     0.37         $    0.29       $      0.96         $    0.60
                                                                   ==========        ==========        ==========        ==========

Net income per common share --
       assuming full dilution                                      $     0.36         $    0.28       $      0.94         $    0.60
                                                                   ==========        ==========        ==========        ==========


See accompanying notes.

                    HEALTHSOUTH Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED In Thousands)


                                                                                                   Nine Months Ended
                                                                                                      September 30,
                                                                                        ---------------------------------------
                                                                                           1996                        1995
                                                                                        -----------------     ----------------
OPERATING ACTIVITIES
    Net income                                                                             $     158,450        $      86,495
    Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                                                           137,320              104,874
         Provision for doubtful accounts                                                          39,873               28,172
         Income applicable to minority interests of
            limited partnerships                                                                  38,015               30,766
         Loss on impairment of assets                                                                  0               11,192
         Merger costs                                                                             34,452               29,194
         Provision for deferred income taxes                                                       2,995              (15,302)
         Provision for deferred revenue                                                             (928)                (389)
    Changes in operating assets and liabilities, net of effects of acquisitions:
          Accounts receivable                                                                   (120,631)             (31,879)
          Inventories, prepaid expenses and other current
              assets                                                                              42,258               (1,328)
          Accounts payable and accrued expenses                                                  (78,155)             (46,441)
                                                                                        --------------------------------------

                              NET CASH PROVIDED BY
                              OPERATING ACTIVITIES                                               253,649              195,354
INVESTING ACTIVITIES
    Purchases of property, plant and equipment                                                  (115,016)            (114,562)
    Proceeds from sale of property, plant and equipment                                                0               14,786
    Additions to intangible assets, net of effects of
       acquisitions                                                                             (138,979)             (53,982)
    Assets obtained through acquisitions, net of liabilities
       assumed                                                                                   (87,142)            (334,603)
    Cash obtained through immaterial pooling of interests                                          7,534                    0
    Changes in other assets                                                                       (4,970)              (4,070)
    Proceeds received on sale of other marketable
       securities                                                                                    292               22,121
    Investments in other marketable securities                                                         0              (13,026)
                                                                                        -----------------     ----------------

                               NET CASH USED IN INVESTING ACTIVITIES                            (338,281)            (483,336)




                    HEALTHSOUTH Corporation and Subsidiaries

                           (UNAUDITED - In Thousands)

                                                                                                   Nine Months Ended
                                                                                                      September 30,
                                                                                        ---------------------------------------
                                                                                           1996                        1995
                                                                                        -----------------     ----------------
FINANCING ACTIVITIES
    Proceeds from borrowings                                                                     166,594              804,513
    Principal payments on long-term debt and leases                                              (99,484)            (457,957)
    Proceeds from exercise of options                                                             24,434                8,055
    Proceeds from issuance of common stock                                                             0                  962
    Purchase of treasury stock                                                                         0               (7,350)
    Reduction in receivable from Employee Stock
       Ownership Plan                                                                              1,738                1,591
    Decrease in loans to stockholders                                                              1,091                    0
    Dividends paid                                                                                     0               (5,450)
    Proceeds from investment by minority interests                                                   517                  250
    Purchase of limited partnership interests                                                          0               (2,825)
    Payment of cash distributions to limited partners                                            (37,798)             (31,632)
                                                                                        -----------------     ----------------

                             NET CASH PROVIDED FROM
                               FINANCING ACTIVITIES                                               57,092              310,157
                                                                                        -----------------     ----------------

                    INCREASE (DECREASE) IN CASH AND
                                   CASH EQUIVALENTS                                              (27,540)              22,175

    Cash and cash equivalents at beginning of period                                             148,607              116,517
                                                                                        -----------------     ----------------

                         CASH AND CASH EQUIVALENTS
                                  AT END OF PERIOD                                         $     121,067         $    138,692
                                                                                        =================     ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
       Interest                                                                            $      56,505         $     66,451
       Income taxes                                                                               63,207               65,936


Non-cash investing activities:
      During 1996, the Company issued 1,811,444 shares of its common stock in connection with its acquisition of Professional Sports Care Management, Inc.

Non-cash financing activities:
      During 1995 the Company had a two-for-one stock split on its common stock, which was effected in the form of a 100% stock dividend.

See accompanying notes.

                    HEALTHSOUTH Corporation and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Three Months and Nine Months Ended September 30, 1996 and 1995


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

NOTE  2  --        During  1995,  the  Company  entered  into  a  $1,000,000,000
                   revolving   line   of   credit   with    NationsBank,    N.A.
                   ("NationsBank")  and other  participating  banks  (the  "1995
                   Credit  Agreement").  On April 18, 1996, the Company  amended and restated  the 1995 Credit  Agreement to increase the size of the credit  facility to  $1,250,000,000  (the "1996 Credit
                   Agreement").  The Company  provided a negative  pledge on all assets and the lenders  released the first priority  security interest in all shares of stock of the Company's subsidiaries
                   and  rights  and  interests  in  the   Company's   controlled
                   partnerships  which had been  granted  under the 1995  Credit
                   Agreement.  At  September  30,  1996,  the  Company had drawn
                   $977,000,000 under the 1996 Credit Agreement.

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

                    At September 30, 1996 and December 31, 1995, long-term debt consisted of the following:

                                                                                                                December 31,
                                                                                      September 30,
                                                                                           1996                     1995
                                                                                   --------------------     ---------------------
                                                                                                   (in thousands)
                   Advances under the $1,250,000,000 1996
                         Credit Agreement                                                $     977,000             $     790,000
                   9.5% Senior Subordinated Notes due 2001                                     250,000                   250,000
                   5% Convertible Subordinated Debentures due 2001                             115,000                   115,000
                   Other long-term debt                                                        122,927                   236,664
                                                                                   --------------------     ---------------------
                                                                                             1,464,927                 1,391,664
                   Less amounts due within one year                                             39,152                    35,175
                                                                                   --------------------     ---------------------
                                                                                         $   1,424,775              $  1,356,489
                                                                                   ====================     =====================



NOTE  3  --        On January 17, 1996, the Company  consummated the acquisition
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

                    Statement of Income Data:


                                Revenues                                                            $     16,111

                                Operating expenses:
                                     Operating units                                                      14,392
                                     Corporate general and administrative                                  1,499
                                Provision for doubtful accounts                                            1,013
                                Depreciation and amortization                                                283
                                Interest expense                                                             288
                                Interest income                                                              (16)
                                Loss on impairment of assets                                              21,111
                                                                                   ------------------------------
                                                                                                          38,570
                                                                                   ------------------------------
                                Loss before income taxes and
                                     minority interests                                                  (22,460)
                                Provision (benefit) for income taxes                                      (4,959)
                                                                                   ------------------------------
                                                                                                         (17,501)
                                Minority interests                                                          (136)
                                                                                   ------------------------------
                                Net income                                                          $    (17,637)
                                                                                   ==============================



                    Statement of Cash Flow Data:

                                Net cash used in operating activities                              $      (2,971)
                                Net cash provided by investing activities                                    105
                                Net cash used in financing activities                                       (771)
                                                                                   ------------------------------
                                     Net decrease in cash                                          $      (3,637)
                                                                                   ==============================


                   Costs and expenses of $28,939,000, primarily accounting, legal and financial advisory services, incurred by the Company in connection with the SCA and Advantage Health mergers have been recorded in operations during the quarter ending March 31, 1996 and reported as Merger Costs in the accompanying consolidated statements of income.

NOTE  4  --        On August 20, 1996, the Company  consummated  the acquisition of Professional Sports Care Management, Inc. ("PSCM") in a transaction accounted for as a pooling of interests. In the transaction, PSCM stockholders received an aggregate of 1,811,444 shares of the Company's common stock. At the time of the merger, PSCM operated a network of 36 outpatient rehabilitation centers in three states.

                   Costs and expenses of $5,513,000, primarily accounting, legal and financial advisory services, incurred by the Company in connection with the PSCM merger have been recorded in operations during the quarter ending September 30, 1996 and reported as merger costs in the accompanying consolidated statements of income.

                   Due to the immateriality of the PSCM merger, the Company's historical financial statements for all periods prior to July 1, 1996 have not been restated to include the results of PSCM. Instead, stockholders' equity has been increased by approximately $43,230,000 as of July 1, 1996 to reflect the effects of the PSCM merger.

                   PSCM's results of operations are included in the accompanying financial statements from July 1, 1996 forward. Separate results of PSCM for periods prior to the merger are as follows (in thousands):


                    Year ended December 31, 1994:
                              Revenues                   $   16,430
                              Net income                        469
                    Year ended December 31, 1995:
                              Revenues                       27,110
                              Net income                      2,082
                    Six months ended June 30, 1996:
                              Revenues                       19,327
                              Net income                      1,305


NOTE  5  --        During the first nine months of 1996, the Company acquired 58 outpatient  facilities,  four outpatient surgery centers, one inpatient  rehabilitation hospital and one diagnostic imaging center.  The total purchase price of the acquired  facilities was approximately $87,142,000.  The Company also entered into non-compete agreements totaling  approximately  $8,258,000 in connection with these transactions. The cost in excess of the
                   acquired   facilities'  net  asset  value  was  approximately
                   $53,185,000.   The  results  of   operations   (not  material
                   individually or in the aggregate) of these acquisitions are included in the consolidated financial statements from their respective acquisition dates.

NOTE  6  --        During the first nine  months of 1996,  the  Company  granted
                   incentive   and   nonqualified   stock   options  to  certain
                   Directors, employees and others for 2,179,000 shares of Common Stock at exercise prices ranging from $32.50 to $37.75 per share.

NOTE  7  --        On  September  11, 1996,  the Company  signed an agreement to acquire ReadiCare, Inc. ("ReadiCare") in a transaction to be accounted for as a pooling of interests. ReadiCare operates
                   37 occupational healthcare sites in two states. Under the terms of the agreement, all shares of common stock of ReadiCare will be exchanged for shares of the Company's
                   Common Stock pursuant to an exchange ratio that will yield an aggregate value of approximately $80,000,000 to ReadiCare stockholders. The transaction is subject to approval by the stockholders of ReadiCare. The transaction is expected to be completed during the fourth quarter of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

           The Company provides outpatient and rehabilitative healthcare services through its inpatient and outpatient rehabilitation facilities, surgery centers and medical centers. The Company has expanded its operations through the acquisition or opening of new facilities and satellite locations and by enhancing its existing operations. As of September 30, 1996, the Company had 1,030 locations in 48 states and the District of Columbia, including 690 outpatient rehabilitation locations, 96 inpatient rehabilitation facilities, five medical centers, 134 surgery centers and 105 locations providing other patient care services.

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

           Effective January 17, 1996, the Company consummated the acquisition of Surgical Care Affiliates, Inc. ("SCA") through a merger accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of SCA for all periods presented (see Note 3 of "Notes to Consolidated Financial Statements" for further discussion). Effective March 14, 1996, the Company consummated the acquisition of Advantage Health Corporation ("Advantage Health"), also through a merger accounted for as a pooling of interests. The results of operations described below for the quarter ended September 30, 1995 are based on a combination of both the Company's results for its quarter ended September 30, 1995 and Advantage Health's results for its quarter ended August 31, 1995 (see Note 3 of "Notes to Consolidated Financial Statements" for further discussion). All data set forth for periods prior to December 31, 1995 relating to revenues derived from Medicare and Medicaid do not take into account revenues of the Advantage Health facilities or the SCA facilities.

           Effective August 20, 1996, the Company consummated the acquisition of Professional Sports Care Management, Inc. ("PSCM") through a merger accounted for as a pooling of interests. In the transaction, PSCM stockholders received an aggregate of 1,811,444 shares of the Company's common stock. At the time of the merger, PSCM operated a network of 36 outpatient rehabilitation centers in three states. Due to the immateriality of the PSCM merger, the Company's historical financial statements for all periods prior to July 1, 1996 have not been restated to include the results of PSCM. Instead, an adjustment has been made to stockholders' equity as of July 1, 1996 to include the effects of the PSCM merger. PSCM's results of operations are included in the accompanying financial statements and the following discussion from July 1, 1996 forward (see Note 4 of "Notes to Consolidated Financial Statements" for further discussion).

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1996

           The Company operated 690 outpatient locations (which includes base facilities and satellites) at September 30, 1996, compared to 404 outpatient locations at September 30, 1995. In addition, the Company operated 96 inpatient rehabilitation facilities, five medical centers and 134 surgery centers at September 30, 1996, compared with 94 inpatient facilities, five medical centers and 121 surgery centers at September 30, 1995.

           The Company's operations generated revenues of $616,943,000 for the quarter ended September 30, 1996, an increase of $98,406,000, or 19.0%, as compared to the same period in 1995. The increase in revenues is primarily attributable to increases in patient volume, the December 1, 1995 acquisition of Caremark Orthopedic Services Inc. and the addition of new outpatient and surgery centers. Same store revenues for the quarter ended September 30, 1996 were $573,159,000, an increase of $54,622,000, or 10.5%, as compared to the same period in 1995. New store revenues were $43,784,000. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 37.2% and 3.0% of revenue for the third quarter of 1996, compared to 39.4% and 3.3% for the same period in 1995. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During the third quarter of 1996, same store outpatient visits, inpatient days and surgical cases increased 15.5%, 9.2% and 5.8%, respectively. Revenue per outpatient visit, revenue per inpatient day and revenue per surgical case for same store operations increased by 2.8%, 2.9% and 4.5%, respectively.

           Operating expenses, at the operating unit level, were $397,749,000, or 64.5% of revenues, for the quarter ended September 30, 1996, compared to 68.7% of revenues for the third quarter of 1995. Same store operating expenses were $369,643,000, or 64.5% of comparable revenue. New store operating expenses were $28,106,000, or 64.2% of comparable revenue. Corporate general and administrative expenses increased from $12,607,000 during the 1995 quarter to $16,805,000 during the 1996 quarter. As a percentage of revenue, corporate general and administrative expenses increased from 2.4% in the 1995 quarter to 2.7% in the 1996 quarter. The provision for doubtful accounts was $13,996,000, or 2.3% of revenues, for the third quarter of 1996, compared to $8,716,000, or 1.7% of revenues, for the same period in 1995. Management believes that this provision is adequate to cover any uncollectible revenues.

           Depreciation and amortization expense was $49,326,000 for the quarter ended September 30, 1996, compared to $36,986,000 for the same period in 1995. The increase represents the investment in additional assets by the Company. Interest expense was $22,625,000 for the quarter ended September 30, 1996, compared to $26,451,000 for the quarter ended September 30, 1995. For the third quarter of 1996, interest income was $975,000, compared to $2,244,000 for the third quarter of 1995.

           Income before minority interests and income taxes for the third quarter of 1996 was $111,904,000, compared to $79,661,000 for the same period in 1995. Income before minority interests and income taxes for the 1996 quarter includes merger costs relating to the PSCM acquisition totaling $5,513,000. Minority interests decreased income before income taxes by $13,286,000 for the quarter ended September 30, 1996, compared to decreasing income before income taxes by $12,076,000 for the third quarter of 1995. The provision for income taxes for the third quarter of 1996 was $37,574,000, compared to $25,938,000 for the same period in 1995, resulting in effective tax rates of 38.1% and 38.4%, respectively. Net income for the third quarter of 1996 was $61,044,000, compared to $41,647,000 for the third quarter of 1995.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 1996

           Revenues for the nine months ended September 30, 1996 were $1,793,766,000, an increase of $323,717,000, or 22.0%, over the nine months ended September 30, 1995. Same store revenues were $1,677,211,000, an increase of $207,162,000, or 14.1%, as compared to the same period in 1995. New store revenues were $116,555,000. The increase in revenues is primarily attributable to the acquisition of the NovaCare rehabilitation hospitals division in April 1995, the December 1, 1995 acquisition of Caremark Orthopedic Services Inc., increases in patient volume and the addition of new outpatient and surgery centers. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 37.8% and 2.9% of revenue for the first nine months of 1996, compared to 40.7% and 2.7% for the same period in 1995. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During the first nine months of 1996, same store outpatient visits, inpatient days and surgical cases increased 16.3%, 11.8% and 5.1%, respectively. Revenue per outpatient visit, revenue per inpatient day and revenue per surgical case for same store operations increased by 1.7%, 0.4% and 2.5%, respectively.

           Operating expenses, at the operating unit level, were $1,173,148,000, or 65.4% of revenues, for the nine months ended September 30, 1996, as compared to $1,014,302,000, or 69.0% of revenues, for the first nine months of 1995. Same store operating expenses were $1,096,061,000, or 65.4% of comparable revenue.
New store operating expenses were $77,087,000, or 66.1% of comparable revenue. As a result of the SCA and Advantage Health acquisitions, the Company recognized merger costs of $28,939,000 during the first quarter of 1996 (see Note 3 of "Notes to Consolidated Financial Statements" for further discussion). Net income for the nine months ended September 30, 1996 was $158,450,000, compared to $86,495,000 for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

           As of September 30, 1996, the Company had working capital of $469,609,000, including cash and marketable securities of $124,852,000. Working capital at December 31, 1995 was $406,125,000, including cash and marketable securities of $156,321,000. For the first nine months of 1996, cash provided by operations was $253,649,000, compared to $195,354,000 for the same period in 1995. Additions to property, plant, and equipment and acquisitions accounted for $115,016,000 and $87,142,000, respectively, during the first nine months of 1996. Those same investing activities accounted for $114,562,000 and $334,603,000, respectively, in the same period in 1995. Financing activities provided $57,092,000 and $310,157,000 during the first nine months of 1996 and 1995, respectively. Net borrowing proceeds (borrowing less principal reductions) for the first nine months of 1996 and 1995 were $67,110,000 and $346,556,000, respectively.

           Accounts receivable were $504,666,000 at September 30, 1996, compared to $409,150,000 at December 31, 1995. The number of days of average revenues in average receivables was 67.6 at September 30, 1996, compared to 63.8 at December 31, 1995. The concentration of net accounts receivable from patients, third-party payors, insurance companies and others at September 30, 1996 is consistent with the related concentration of revenues for the period then ended.

           At September 30, 1996, the Company had a $1,250,000,000 revolving line of credit with NationsBank, N.A. and other participating banks. Interest is paid based on LIBOR plus a predetermined margin, prime, or competitively bid rates from the participating banks (see Note 2 of "Notes to Consolidated Financial Statements"). The effective interest rate on the average outstanding balance under the revolving line of credit was 6.02% for the nine months ended September 30, 1996, compared to the average prime rate of 8.28% during the same period. At September 30, 1996, the Company had drawn $977,000,000 under its revolving line of credit.

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

            On September 11, 1996, the Company entered into a Plan and Agreement of Merger with ReadiCare, Inc. ("ReadiCare"), pursuant to which the Company has agreed to acquire ReadiCare in a stock-for-stock merger to be accounted for as a pooling of interests. ReadiCare operates 37 occupational healthcare sites in California and Washington. Under the terms of the Plan and Agreement of Merger, the Company will issue shares of its common stock valued at approximately $80,000,000 in the aggregate to the stockholders of ReadiCare. The transaction, which is subject to approval by the stockholders of ReadiCare, is expected to be consummated in the fourth quarter of 1996. Although the Company is continually considering and evaluating acquisitions and opportunities for future growth, the Company has not entered into any other agreements with respect to material future acquisitions. The Company believes that existing cash, cash flow from operations, and borrowings under the revolving line of credit will be sufficient to satisfy the Company's estimated cash requirements for the next twelve months and thereafter.

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

PART II -- OTHER INFORMATION


Item 6.              Exhibits and Reports on Form 8-K.

(a)        Exhibits

                     11.  Computation of Income Per Share (unaudited)
                     27.  Financial Data Schedule

(b)        Reports on Form 8-K

                    During the three months ended September 30, 1996, the Company filed no Current Reports on Form 8-K.

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


                                           HEALTHSOUTH Corporation
                                           -----------------------
                                                  (Registrant)



Date:  November 14, 1996                   /s/ RICHARD M. SCRUSHY
                                           ---------------------------
                                               Richard M. Scrushy
                                           Chairman of the Board and
                                            Chief Executive Officer




Date: November 14, 1996                    /s/ AARON BEAM, JR.
                                           ---------------------------
                                                 Aaron Beam, Jr.
                                           Executive Vice President and
                                              Chief Financial Officer