Form 10-K
period 1996-12-31
HEALTHSOUTH CORP
filed 1997-03-27
CIK 785161

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K
(Mark One)
|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996; or

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File Number  1-10315

                             HEALTHSOUTH CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                 DELAWARE                                                                 63-0860407
       (State or Other Jurisdiction                                          (I.R.S. Employer Identification No.)
     of Incorporation or Organization)

          ONE HEALTHSOUTH PARKWAY
            BIRMINGHAM, ALABAMA                                                              35243
      (Address of Principal Executive                                                     (Zip Code)
                 Offices)

Registrant's Telephone Number, Including Area Code:                                     (205) 967-7116
                                                                                        --------------

Securities Registered Pursuant to Section 12(b) of the Act:
                                                                                     Name of Each Exchange
            Title of Each Class                                                       on which Registered
          COMMON STOCK, PAR VALUE                                                   NEW YORK STOCK EXCHANGE
              $.01 PER SHARE
         9.5% SENIOR SUBORDINATED                                                   NEW YORK STOCK EXCHANGE
              NOTES DUE 2001
        5% CONVERTIBLE SUBORDINATED                                                 NEW YORK STOCK EXCHANGE
            DEBENTURES DUE 2001

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

                                    Yes  |X|             No   |_|
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the Registrant as of March 18, 1997:

          Common Stock, par value $.01 per share -- $6,940,206,270

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at March 18, 1997
     Common Stock, par value
         $.01 per share                       328,838,938 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report on Form 10-K.

                                     PART I


         INTRODUCTORY NOTE: HEALTHSOUTH Corporation has declared a two-for-one stock split to be effected in the form of a 100% stock dividend to be paid as of March 17, 1997 to holders of record as of March 13, 1997. All share and per-share amounts described in this Annual Report on Form 10-K (including the financial statements included herein) have been restated to reflect such stock split.

ITEM 1.  BUSINESS.

GENERAL

         HEALTHSOUTH Corporation ("HEALTHSOUTH" or the "Company) is the nation's largest provider of outpatient surgery and rehabilitative healthcare services. The Company provides these services through its national network of outpatient and inpatient rehabilitation facilities, outpatient surgery centers, diagnostic centers, occupational medicine centers, medical centers and other healthcare facilities. The Company believes that it provides patients, physicians and payors with high-quality healthcare services at significantly lower costs than traditional inpatient hospitals. Additionally, the Company's national network, reputation for quality and focus on outcomes has enabled it to secure contracts with national and regional managed care payors. At December 31, 1996, the Company had over 1,000 patient care locations in 50 states.

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

         In addition to its rehabilitation facilities, the Company operates one of the largest networks of free-standing outpatient surgery centers in the United States. The Company's outpatient surgery centers provide the facilities and medical support staff necessary for physicians to perform non-emergency surgical procedures. While outpatient surgery is widely recognized as generally less expensive than surgery performed in a hospital, the Company believes that outpatient surgery performed at a free-standing outpatient surgery center is generally less expensive than hospital-based outpatient surgery. Approximately 80% of the Company's surgery center facilities are located in markets served by its rehabilitative service facilities, enabling the Company to pursue opportunities for cross- referrals.

         Over the last two years, the Company has completed several significant acquisitions in the rehabilitation business and has expanded into the surgery center, diagnostic and occupational medicine businesses. The Company believes that these acquisitions complement its historical operations and enhance its market position. The Company further believes that its expansion into the outpatient surgery, diagnostic and occupational medicine businesses provides it with platforms for future growth. The Company is continually evaluating potential acquisitions in the outpatient and rehabilitative healthcare services industry.

         The Company was organized as a Delaware corporation in February 1984. The Company's principal executive offices are located at One HealthSouth Parkway, Birmingham, Alabama 35243, and its telephone number is (205) 967-7116.

COMPANY STRATEGY

         The Company's principal objective is to be the provider of choice for patients, physicians and payors alike for outpatient surgery and rehabilitative healthcare services throughout the United States. The Company's growth strategy is based upon four primary elements: (i) the implementation of the Company's integrated service model in appropriate markets, (ii) successful marketing to managed care organizations and other payors, (iii) the provision of high-quality, cost-effective healthcare services, and (iv) the expansion of its national network.

o Integrated Service Model. The Company seeks, where appropriate, to provide an integrated system of healthcare services, including outpatient rehabilitation services, inpatient rehabilitation services, ambulatory surgery services and outpatient diagnostic services. The Company believes that its integrated system offers payors the convenience of dealing with a single provider for multiple services. Additionally, it believes that its facilities can provide extensive cross-referral opportunities. For example, the Company estimates that approximately one-third of its outpatient rehabilitation patients have had outpatient surgery, virtually all inpatient rehabilitation patients will require some form of outpatient rehabilitation, and virtually all inpatient rehabilitation patients have had some type of diagnostic procedure. The Company has implemented its Integrated Service Model in certain of its markets, and intends to expand the model into other appropriate markets.

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

o Expansion of National Network. As the largest provider of outpatient surgery and rehabilitative healthcare services in the United States, the Company is able to realize economies of scale and compete successfully for national contracts with large payors and employers while retaining the flexibility to respond to particular needs of local markets. The national network affords the Company the opportunity to offer large national and regional employers and payors the convenience of dealing with a single provider, to utilize greater buying power through centralized purchasing, to achieve more efficient costs of capital and labor and to more effectively recruit and retain clinicians. The Company believes that its recent acquisitions in the outpatient surgery, diagnostic imaging and occupational medicine fields will further enhance its national presence by broadening the scope of its existing services and providing new opportunities for growth. These national benefits are realized without sacrificing local market responsiveness. The Company's objective is to provide those outpatient and rehabilitative healthcare services needed within each local market by tailoring its services and facilities to that market's needs, thus bringing the benefits of nationally recognized expertise and quality into the local setting.

RECENT AND PENDING ACQUISITIONS

         Beginning in 1994, the Company has consummated a series of significant acquisitions. During 1995, the Company consummated pooling-of-interests mergers with Surgical Health Corporation ("SHC"; 36 outpatient surgery centers in 11 states) and Sutter Surgery Centers, Inc. ("SSCI"; 12 outpatient surgery centers in three states), as well as stock purchase acquisitions of the rehabilitation hospitals division of NovaCare, Inc. ("NovaCare"; 11 inpatient rehabilitation facilities, 12 other healthcare facilities and two Certificates of Need in eight states) and Caremark Orthopedic Services Inc. ("Caremark"; 120 outpatient rehabilitation facilities in 13 states). During 1996, the Company acquired Surgical Care Affiliates, Inc. ("SCA"; 67 outpatient surgery centers in 24 states), Advantage Health Corporation ("Advantage Health"; approximately 136 inpatient and outpatient rehabilitation facilities in 11 states), Professional Sports Care Management, Inc. ("PSCM"; 36 outpatient rehabilitation facilities in New York, New Jersey and Connecticut) and ReadiCare, Inc. ("ReadiCare"; 37
occupational medicine centers in California and Washington) in pooling-of-interests transactions. In addition, the Company entered into an agreement to acquire Health Images, Inc. ("Health Images"; 55 diagnostic imaging centers in 13 states and the United Kingdom) in a pooling-of-interests transaction, which transaction was consummated in March 1997. Information on the Company's facilities included herein includes all of the acquired facilities other than the Health Images facilities. The NovaCare, Caremark, Advantage Health and PSCM transactions have further enhanced the Company's position as the nation's largest provider of inpatient and outpatient rehabilitative services, while the SHC, SSCI and SCA transactions have made the Company one of the largest providers of outpatient surgery services in the nation and the ReadiCare and Health Images transactions have broadened the Company's services in occupational medicine and diagnostic imaging. The Company believes that the geographic dispersion of the more than 1,000 locations now operated by the Company makes it more attractive to managed care networks, major insurance companies, regional and national employers and regional provider alliances and enhances the Company's ability to implement its Integrated Service Model in additional markets. See Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations".

         On February 17, 1997, the Company and Horizon/CMS Healthcare Corporation ("Horizon/CMS") signed a definitive agreement pursuant to which HEALTHSOUTH will acquire Horizon/CMS in a stock-for-stock merger in which the stockholders of Horizon/CMS will receive 0.84338 of a share of HEALTHSOUTH Common Stock per share of Horizon/CMS Common Stock. Horizon/CMS operates the nation's second-largest network of rehabilitation facilities. The proposed transaction is valued at approximately $1,600,000,000 (including the assumption of approximately $700,000,000 in debt). Horizon/CMS operates 33 inpatient rehabilitation hospitals, 58 specialty hospitals and subacute units and 282 outpatient rehabilitation locations. Horizon/CMS also owns, leases or manages 267 long-term care facilities, a contract therapy business holding 1,400 contracts, an institutional pharmacy business serving 38,500 beds and other healthcare services. The transaction is subject to the approval of Horizon/CMS's stockholders and to various regulatory approvals, including clearance under the Hart-Scott- Rodino Antitrust Improvements Act of 1976, as amended, as well as to the satisfaction of certain other conditions. The Company and Horizon/CMS currently anticipate that the transaction will be consummated in mid-1997.


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

         Demand for rehabilitative healthcare services continues to be driven by advances in medical technologies, an aging population and the recognition on the part of the payor community (insurers, self-insured companies, managed care organizations and federal, state and local governments) that appropriately administered rehabilitative services can improve quality of life as well as lower overall healthcare costs. Studies conducted by insurance companies demonstrate the ability of rehabilitation to significantly reduce the cost of future care. Estimates of the savings range from $11 to $35 per dollar spent on rehabilitation. Further, reimbursement changes have encouraged the rapid discharge of patients from acute-care hospitals while they remain in need of rehabilitative healthcare services.


PATIENT CARE SERVICES

         The Company began its operations in 1984 with a focus on providing comprehensive orthopaedic and musculoskeletal rehabilitation services on an outpatient basis. Over the succeeding 13 years, the Company has consistently sought and implemented opportunities to expand its services through acquisitions and de novo development activities that complement its historic focus on orthopaedic, sports medicine and occupational medicine services and that provide independent platforms for growth. The Company's acquisitions and internal growth have enabled it to become the largest provider of rehabilitative healthcare services, both inpatient and outpatient, in the United States. In addition, the Company has added outpatient surgery services, diagnostic imaging services and other outpatient services which provide natural enhancements to its rehabilitative healthcare locations and facilitate the implementation of its Integrated Service Model. The Company believes that these additional businesses also provide opportunities for growth in other areas not directly related to the rehabilitative business, and the Company intends to pursue further expansion in those businesses.

Rehabilitative Services: General

         When a patient is referred to one of the Company's rehabilitation facilities, the patient undergoes an initial evaluation and assessment process that results in the development of a rehabilitation care plan designed specifically for that patient. Depending upon the patient's disability, this evaluation process may involve the services of a single discipline, such as physical therapy for a knee injury, or of multiple disciplines, as in the case of a complicated stroke patient. HEALTHSOUTH has developed numerous rehabilitation programs, which include stroke, head injury, spinal cord injury, neuromuscular and work injury, that combine certain services to address the needs of patients with similar disabilities. In this way, all of the facilities' patients, regardless of the severity and complexity of their disabilities, can receive the level and intensity of those services necessary for them to be restored to as productive, active and independent a lifestyle as possible.

Outpatient Rehabilitation Services

         The Company operates the largest group of affiliated proprietary outpatient rehabilitation facilities in the United States. The Company's outpatient rehabilitation centers offer a comprehensive range of rehabilitative healthcare services, including physical therapy and occupational therapy, that are tailored to the individual patient's needs, focusing predominantly on orthopaedic injuries, sports injuries, work injuries, hand and upper extremity injuries, back injuries, and various neurological neuromuscular conditions. As of December 31, 1996, the Company provided outpatient rehabilitative healthcare services through 739 outpatient locations, including freestanding outpatient centers and their satellites and outpatient satellites of inpatient facilities.

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

Inpatient Services

         INPATIENT REHABILITATION FACILITIES. At December 31, 1996, the Company operated 96 inpatient rehabilitation facilities with 5,749 beds, representing the largest group of affiliated proprietary inpatient rehabilitation facilities in the United States. The Company's inpatient rehabilitation facilities provide high-quality comprehensive services to patients who require intensive institutional rehabilitation care.

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

         The Company's Nashville, Tennessee (Vanderbilt University), Memphis, Tennessee (Methodist Hospitals), Dothan, Alabama (Southeast Alabama Medical Center) and Charleston, South Carolina (North Trident Regional Medical Center) hospital facilities have been developed in conjunction with local tertiary-care facilities. This strategy of developing effective referral and service networks prior to opening results in improved operating efficiencies for the new facilities. The Company is utilizing this same concept in rehabilitation hospitals under development with the University of Missouri and the University of Virginia and is pursuing similar affiliations with a number of its existing rehabilitation hospitals.

         MEDICAL CENTERS. At December 31, 1996, the Company operated five medical centers with 912 licensed beds in four distinct markets. These facilities provide general and specialty medical and surgical healthcare services, emphasizing orthopaedics, sports medicine and rehabilitation. One of these facilities, the 112-bed HEALTHSOUTH Larkin Hospital in South Miami, Florida, was sold in February 1997.

         The Company acquired its medical centers as outgrowths of its rehabilitative healthcare services. Often, patients require medical and surgical interventions prior to the initiation of their rehabilitative care. In each of the markets in which the Company has acquired a medical center, the Company had well-established relationships with the medical communities serving each facility. In addition, each of the facilities enjoyed well-established reputations in orthopaedics and/or sports medicine prior to their acquisition by the Company. Following the acquisition of each of its medical centers, the Company has provided the resources to improve upon the physical plant and expand services through the introduction of new technology. The Company has also developed additional relationships between these facilities and certain university facilities, including the University of Miami, Auburn University and the University of Alabama at Birmingham. Through these relationships, the influx of celebrity athletes and personalities and the acquisition of new technology, all of the Company's medical centers have improved their operating efficiencies and enhanced census.

         Each of the Company's medical center facilities is licensed as an acute-care hospital, is accredited by the JCAHO and participates in the Medicare prospective payment system. See this Item, "Business -- Regulation".

         INPATIENT FACILITY UTILIZATION. In measuring patient utilization of the Company's inpatient facilities, various factors must be considered. Due to market demand, demographics, start-up status, renovation, patient mix and other factors, the Company may not treat all licensed beds in a particular facility as available beds, which sometimes results in a material variance between licensed beds and beds actually available for utilization at any specific time. The Company is in a position to increase the number of available beds at such facilities as market conditions dictate. During the year ended December 31, 1996, the Company's inpatient facilities achieved an overall utilization, based on patient days and available beds, of 72.56%.

Surgery Centers

         As a result of the acquisitions of SHC, SSCI and SCA in 1995 and early 1996, the Company became one of the largest operators of outpatient surgery centers in the United States. At December 31, 1996, it operated 135 free-standing surgery centers, including five mobile lithotripsy units, in 35 states, and had an additional ten free-standing surgery centers under development. Approximately 80% of these facilities are located in markets served by the Company's outpatient and rehabilitative service facilities, enabling the Company to pursue opportunities for cross-referrals between surgery and rehabilitative facilities as well as to centralize administrative functions. The Company's surgery centers provide the facilities and medical support staff necessary for physicians to perform non-emergency surgical procedures. Its typical surgery center is a free-standing facility with three to six fully equipped operating and procedure rooms and ancillary areas for reception, preparation, recovery and administration. Each of the Company's surgery centers is available for use only by licensed physicians, oral surgeons and podiatrists, and the centers do not perform surgery on an emergency basis.

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

Diagnostic Centers

         At December 31, 1996, the Company operated 14 diagnostic centers in eight states. These centers provide outpatient diagnostic imaging services, including magnetic resonance imaging ("MRI"), computerized tomography ("CT") services, X-ray services, ultrasound services, mammography services, nuclear medicine services and fluoroscopy. Not all services are provided at all sites; however, most of the Company's diagnostic centers are multi-modality centers.

         On March 3, 1997, the Company completed the acquisition of Health Images, which operated a total of 55 diagnostic imaging centers, including six centers in the United Kingdom. The Health Images centers are located in 13 states, including seven states where the Company did not previously operate freestanding diagnostic imaging centers. In addition, the Health Images acquisition provides the Company with its first sites in the United Kingdom.

Occupational Medicine Services

         The Company's December 1996 acquisition of ReadiCare brought it 37 freestanding occupational medicine centers in California and Washington. These centers provide cost-effective, outpatient primary medical care and rehabilitation services to individuals for the treatment of work-related medical problems. While the Company has historically provided occupational medicine services through certain of its outpatient rehabilitation centers and associated physicians, the Company believes that the ReadiCare acquisition provides it with an additional platform for growth, and the Company intends to pursue additional expansion in that arena.

Other Patient Care Services

         In certain of its markets, the Company provides other patient care services, including home healthcare, physician services and contract management of hospital-based rehabilitative healthcare services. The Company evaluates market opportunities on a case-by-case basis in determining whether to provide additional services of these types, which may be complementary to facility-based services provided by the Company or stand-alone businesses.

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

         The Company carries out broader programs designed to further enhance its public image. Among these is the HEALTHSOUTH Sports Medicine Council, headed by Bo Jackson, which is dedicated to developing educational programs focused on athletics for use in high schools. The Company has ongoing relationships with the Ladies Professional Golf Association, the Southeastern Conference and more than 125 universities and colleges and 700 high schools to provide sports medicine coverage of events and rehabilitative healthcare services for injured athletes. In addition, the Company has established relationships with or provided treatment services for athletes from some 40-50 professional sports teams, as well as providing sports medicine services for Olympic and amateur athletes. In 1996, the Company and the United States Olympic Committee established the Richard M. Scrushy/HEALTHSOUTH Sports Medicine and Sport Science Center at the USOC's Colorado Springs campus.

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

SOURCES OF REVENUES

         Private pay revenue sources represent the majority of the Company's revenues. The following table sets forth the percentages of the Company's revenues from various sources for the periods indicated:

                                                                          YEAR ENDED                   YEAR ENDED
          SOURCE                                                       DECEMBER 31, 1995            DECEMBER 31, 1996
---------------------------                                            -----------------            -----------------

Medicare        ...............................................               40.0%                         37.8%
Commercial (1).................................................               34.8                          34.9
Workers' Compensation..........................................               10.3                          11.3
All Other Payors (2)...........................................               14.9                          16.0
                                                                              ----                          ----
                                                                             100.0%                        100.0%

----------
(1)  Includes commercial insurance, HMOs, PPOs and other managed care plans.

(2)  Medicaid is included in this category, but is insignificant in amount.


         The above table does not reflect the SHC, SSCI, SCA, Advantage Health, PSCM or ReadiCare facilities for periods or portions thereof prior to the effective date of the acquisitions. Comparable information for those facilities is not available and is not reflected in 1995 for the SHC or SSCI facilities or in either year for the SCA, Advantage Health, PSCM or ReadiCare facilities.

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

         The Company's diagnostic centers compete with local hospitals, other multi-center imaging companies, local independent diagnostic centers and imaging centers owned by local physician groups. The Company believes that the principal competitive factors in the diagnostic services are price, quality of service, ability to establish and maintain relationships with managed care payors and referring physicians, reputation of interpreting physicians, facility location and convenience of scheduling. Management believes that the Company's diagnostic facilities compete successfully within their respective markets taking into account these factors.

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

         Licensure and certification are separate, but related, regulatory activities. The former is usually a state or local requirement and the latter is a federal requirement. In almost all instances, licensure and certification will follow specific standards and requirements that are set forth in readily available public documents. Compliance with the requirements is monitored by annual on-site inspections by representatives of various government agencies. All of the Company's inpatient rehabilitation facilities and medical centers and substantially all of the Company's surgery centers are currently required to be licensed, but only the outpatient rehabilitation facilities located in Alabama, Arizona, Connecticut, Maryland, Massachusetts, New Hampshire, New Mexico and Rhode Island currently must satisfy such a licensing requirement.

Medicare Participation and Reimbursement

         In order to participate in the Medicare program and receive Medicare reimbursement, each facility must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, the type of facility, its equipment, its personnel and its standards of medical care, as well as compliance with all state and local laws and regulations. All of the Company's inpatient facilities, except for the St. Louis head injury center, participate in the Medicare program. Approximately 304 of the Company's outpatient rehabilitation facilities currently participate in, or are awaiting the assignment of a provider number to participate in, the Medicare program. All of the Company's surgery centers and diagnostic centers are certified (or awaiting certification) under the Medicare program. Its Medicare-certified facilities, inpatient and outpatient, undergo annual on-site Medicare certification surveys in order to maintain their certification status. Failure to comply with the program's conditions of participation may result in loss of program reimbursement or other governmental sanctions. All such facilities have been deemed to be in satisfactory compliance on all applicable surveys. The Company has developed its operational systems to assure compliance with the various standards and requirements of the Medicare program and has established ongoing quality assurance activities to monitor compliance. The Company believes that all of such facilities currently meet all applicable Medicare requirements.

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

         Currently, seven of the Company's outpatient centers are Medicare-certified Comprehensive Outpatient Rehabilitation Facilities ("CORFs") and 222 are Medicare-certified rehabilitation agencies. CORFs have been designated cost-reimbursed Medicare providers since 1982. Under the regulations, CORFs are reimbursed reasonable costs (subject to certain limits) for services provided to Medicare beneficiaries. Outpatient rehabilitation facilities certified by Medicare as rehabilitation agencies are reimbursed on the basis of the lower of reasonable costs for services provided to Medicare beneficiaries or charges for such services. Outpatient rehabilitation facilities which are physician-directed clinics, as well as outpatient surgery centers, are reimbursed by Medicare on a fee screen basis; that is, they receive a fixed fee, which is determined by the geographical area in which the facility is located, for each procedure performed. The Company's outpatient rehabilitation facilities submit monthly bills to their fiscal intermediaries for services provided to Medicare beneficiaries, and the Company files annual cost reports with the intermediaries for each such facility. Adjustments are then made if costs have exceeded payments from the fiscal intermediary or vice versa.

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

         The Company currently operates four of its rehabilitation hospitals and many of its outpatient rehabilitation facilities as limited partnerships with third-party investors. Two of the rehabilitation hospital partnerships involve physician investors, and two of the rehabilitation hospital partnerships involve other institutional healthcare providers. Eight of the outpatient partnerships currently have a total of 21 physician limited partners, some of whom refer patients to the partnerships. Those partnerships which are providers of services under the Medicare program, and their limited partners, are subject to the Fraud and Abuse Law. A number of the relationships established by the Company with physicians and other healthcare providers do not fit within any of the Safe Harbors. The Safe Harbor Rules do not expand the scope of activities that the Fraud and Abuse Law prohibits, nor do they provide that failure to fall within a Safe Harbor constitutes a violation of the Fraud and Abuse Law; however, the OIG has informally indicated that failure to fall within a Safe Harbor may subject an arrangement to increased scrutiny.

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

         The so-called "Stark II" provisions of the Omnibus Budget Reconciliation Act of 1993 amend the federal Medicare statute to prohibit the making by a physician of referrals for "designated health services" (including physical therapy, occupational therapy, radiology services or radiation therapy) to an entity in which the physician has an investment interest or other financial relationship, subject to certain exceptions. Such prohibition took effect on January 1, 1995 and applies to all of the Company's outpatient rehabilitation facility partnerships with physician limited partners. In addition, a number of states have passed or are considering statutes which prohibit or limit physician referrals of patients to facilities in which they have an investment interest. In response to these regulatory activities, the Company has restructured most of its rehabilitation facility partnerships which involve physician investors, in order to eliminate physician ownership interests not permitted by applicable law. The Company intends to take such actions as may be required to cause the remaining partnerships to be in compliance with applicable laws and regulations, including, if necessary, the prohibition of physician partners from referring patients. The Company believes that this restructuring has not adversely affected and will not adversely affect the operations of its facilities.

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

INSURANCE

         Beginning  December  1,  1993,  the  Company  became  self-insured  for professional liability and comprehensive general liability. The Company purchased coverage for all claims incurred prior to December 1, 1993. In addition, the Company purchased underlying insurance which would cover all claims once established limits have been exceeded. It is the opinion of management that as of December 31, 1996, the Company had adequate reserves to cover losses on asserted and unasserted claims.

EMPLOYEES

         As of December 31, 1996, the Company employed 36,410 persons, of whom 20,930 were full-time employees and 15,480 were part-time employees. Of the above employees, 595 were employed at the Company's headquarters in Birmingham, Alabama. Except for approximately 80 employees at one rehabilitation hospital (about 18% of that facility's workforce), none of the Company's employees are represented by a labor union. The Company is not aware of any current activities to organize its employees at other facilities. Management of the Company considers the relationship between the Company and its employees to be good.


ITEM 2.  PROPERTIES.

         The Company's executive offices currently occupy approximately 200,000 square feet in a newly-constructed headquarters building in Birmingham, Alabama. The headquarters building, which was occupied by the Company in February 1997, was constructed on a 73-acre parcel of land owned by the Company pursuant to a tax retention operating lease structured through NationsBanc Leasing Corporation. Substantially all of the Company's outpatient rehabilitation operations are carried out in leased facilities. The Company owns 33 of its inpatient rehabilitation facilities and leases or operates under management contracts the remainder of its inpatient rehabilitation facilities. The Company also owns 40 of its surgery centers and leases the remainder. Prior to the acquisition of Health Images, substantially all of the Company's diagnostic centers operated in leased facilities. The Company constructed its rehabilitation hospitals in Florence and Columbia, South Carolina, Kingsport and Nashville, Tennessee, Concord, New Hampshire, and Dothan, Alabama, and is constructing its Columbia, Missouri and Charlottesville, Virginia rehabilitation hospitals, on property leased under long-term ground leases. The property on which the Company's Memphis, Tennessee rehabilitation hospital is located is owned in partnership by the Company and Methodist Hospitals of Memphis. The Company owns its four medical center facilities. The Company currently owns, and from time to time may acquire, certain other improved and unimproved real properties in connection with its business. See Notes 5 and 7 of "Notes to Consolidated Financial Statements" for information with respect to the properties owned by the Company and certain indebtedness related thereto.

         In management's opinion, the Company's physical properties are adequate for the Company's needs for the foreseeable future, and are consistent with its expansion plans described elsewhere in this Annual Report on Form 10-K.

      The following table sets forth a listing of the Company's patient care services locations at December 31, 1996 (without giving effect to the Health Images acquisition):

                       OUTPATIENT           INPATIENT
                     REHABILITATION      REHABILITATION            MEDICAL          SURGERY  DIAGNOSTIC      OTHER
STATE                  CENTERS(1)     FACILITIES (BEDS)(2)    CENTERS (BEDS)(2)     CENTERS    CENTERS     SERVICES
-----                  ----------     --------------------    -----------------     -------    -------     --------
Alabama                    16                 9 (389)              1  (219)           5           3           10
Alaska                                                                                1
Arizona                    26                 3 (183)                                 2
Arkansas                    1                 1 (80)                                  2
California                 48                 1 (60)                                 21                       31
Colorado                   28                                                         5                       12
Connecticut                18                 2 (40)                                  1
Delaware                    7                                                         2
District of Columbia        1                                                                     1
Florida                    46                 8 (613)              2  (397)          18                       11
Georgia                    13                 1 (75)                                  3           1
Hawaii                      5                                                         1
Idaho                                                                                 1
Illinois                   50                                                         2
Indiana                    13                 1 (80)                                  2
Iowa                        3                                                                                  1
Kansas                      5                                                                                  1
Kentucky                    3                 1 (40)                                  2
Louisiana                   2                 1 (43)                                  1                        1
Maine                       9                 4 (155)                                                          1
Maryland                   14                 1 (44)                                  6           3
Massachusetts              37                10 (639)                                 1                       10
Michigan                    3                                                         1
Minnesota                  11
Mississippi                 2
Missouri                   34                 4 (107)                                 6                        6
Montana                     1
Nebraska                    2
Nevada                      4
New Hampshire              13                 3 (148)
New Jersey                 52                 2 (170)                                 2           1            3
New Mexico                  3                 1 (60)                                  1
New York                   39                 1 (27)                                                           1
North Carolina             12                                                         3
North Dakota                1
Ohio                       27                 1 (24)                                  4                        3
Oklahoma                   11                 1 (111)                                 2                        1
Oregon                                                                                1
Pennsylvania               31                12 (1,041)                               6
Rhode Island                3
South Carolina              9                 4 (235)                                 2
South Dakota                1
Tennessee                  13                 5 (330)                                 6           1
Texas                      72                10 (633)              1  (96)           16           2           14
Utah                        1                 1 (86)                                  1
Vermont                                       2 (52)
Virginia                   11                 2 (84)               1  (200)           1           2           10
Washington                 36                                                         2                       17
West Virginia                                 4 (200)                                 1
Wisconsin                   1                                                         4
Wyoming                     1

-----------------------

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On March 12, 1997, a Special Meeting of Stockholders of the Company was held, at which shares of Common Stock represented at the Special Meeting were voted for the approval of an Amendment to the Restated Certificate of Incorporation of the Company to increase the authorized shares of Common Stock to 500,000,000 shares as follows:

       NUMBER
       VOTING                      FOR             AGAINST          ABSTAIN

     138,533,768               137,975,826         339,699          218,243

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is listed for trading on the New York Stock Exchange (Symbol: HRC). The following table sets forth for the fiscal periods indicated the high and low reported sale prices for the Company's Common Stock as reported on the NYSE Composite Transactions Tape. All prices shown have been adjusted for a two-for-one stock split effected in the form of a 100% stock dividend paid on April 17, 1995 and a two-for-one stock split effected in the form of a 100% stock dividend paid on March 17, 1997.

                                                                                         REPORTED
                                                                                         SALE PRICE
                                                                                     HIGH             LOW
                                                                                     ----             ---
         1995
         First Quarter...........................................................  $  10.22        $  9.03
         Second Quarter..........................................................     10.82           8.16
         Third Quarter...........................................................     12.88           8.63
         Fourth Quarter..........................................................     16.19          11.25

         1996

         First Quarter...........................................................  $  19.07        $ 13.50
         Second Quarter..........................................................     19.32          16.16
         Third Quarter...........................................................     19.32          14.25
         Fourth Quarter..........................................................     19.88          17.57

                                             -------------------------

         The closing price for the Common Stock on the New York Stock Exchange on March 25, 1997, was $20,875.
 .

         There were approximately 3,671 holders of record of the Common Stock as of March 17, 1997, excluding those shares held by depository companies for certain beneficial owners.

         The Company has never paid cash dividends on its Common Stock (although certain of the companies acquired by the Company in poolings-of-interests transactions had paid dividends prior to such acquisitions) and does not anticipate the payment of cash dividends in the foreseeable future. The Company currently anticipates that any future earnings will be retained to finance the Company's operations.

RECENT SALES OF UNREGISTERED SECURITIES

         During the period covered by this Annual Report on Form 10-K, the Company issued 52,584 shares of its Common Stock in a transaction not registered under the Securities Act of 1933, as amended. Such shares were issued as of November 14, 1996, to five individuals who were shareholders of a corporation acquired by the Company in a merger transaction. Such shares were issued to such individuals in exchange for all the issued and outstanding capital stock of the acquired company. The Company issued such shares of its Common Stock in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933, as amended, inasmuch as the issuance of such shares did not involve any public offering.

ITEM 6.  SELECTED FINANCIAL DATA.

         Set forth below is a summary of selected consolidated financial data for the Company for the years indicated. All amounts have been restated to reflect the effects of the 1994 acquisition of ReLife, Inc. ("ReLife"), the 1995 SHC and SSCI acquisitions and the 1996 SCA and Advantage Health acquisitions, each of which was accounted for as a pooling of interests.

                                                                              YEAR ENDED DECEMBER 31,
                                                1992                1993               1994               1995              1996
                                            -------------      -------------       ------------       -------------    ---------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income Statement Data:

  Revenues                                  $     750,134      $     979,206     $  1,649,199       $   2,003,146    $   2,436,537
  Operating expenses
      Operating units                             521,619            668,201        1,161,758           1,371,740        1,586,003
      Corporate general and administrative         25,667             37,043           61,640              56,920           66,807
  Provision for doubtful accounts                  16,553             20,026           32,904              37,659           54,112
  Depreciation and amortization                    42,107             63,572          113,977             143,322          188,966
  Interest expense                                 18,237             24,200           73,644             101,790           94,553
  Interest income                                  (8,595)            (5,903)          (6,387)             (7,882)          (5,912)
  Merger and acquisition related expenses (1)        ----                333            6,520              34,159           41,515
  Gain on sale of equity securities (2)              ----               ----           (7,727)               ----             ----
  Loss on impairment of assets (2)                   ----               ----           10,500              53,549             ----
  Loss on abandonment of computer project (2)        ----               ----            4,500                ----             ----
  Loss on disposal of surgery centers (2)            ----               ----           13,197                ----             ----
  NME Selected Hospitals Acquisition
      related expense (2)                            ----             49,742             ----                ----             ----
  Terminated merger expense                         3,665               ----             ----                ----             ----
  Loss on extinguishment of debt                      883               ----             ----                ----             ----
  Gain on sale of partnership interest               ----             (1,400)            ----                ----             ----
                                            -------------      --------------    ------------       -------------    -------------
                                                  620,136            855,814        1,464,526           1,791,257        2,026,044
                                            -------------      -------------     ------------       -------------    -------------

  Income before income taxes and
      minority interests                          129,998            123,392          184,673             211,889          410,493
  Provision for income taxes                       38,550             37,993           65,121              76,221          140,238
                                            -------------      -------------     ------------       -------------    -------------
                                                   91,448             85,399          119,552             135,668          270,255
  Minority interests                               25,943             29,377           31,469              43,147           49,437
                                            -------------      -------------     ------------       -------------    -------------

  Income from continuing operations                65,505             56,022           88,083              92,521          220,818
  Income from discontinued operations               3,283              4,452             ----                ----             ----
                                            -------------      -------------     ------------       -------------    -------------
      Net income                            $      68,788      $      60,474     $     88,083       $      92,521    $     220,818
                                            =============      =============     ============       =============    =============

  Weighted average common and common
      equivalent shares outstanding (3)           254,296            264,958          280,854             297,460          326,290
                                            =============      =============     ============       =============    =============
  Net income per common and common
      equivalent shares (3)
      Continuing operations                 $        0.26      $        0.21     $       0.31       $        0.31    $        0.68
      Discontinued operations                        0.01               0.02             ----                ----             ----
                                            -------------      -------------     ------------       -------------    -------------
                                            $        0.27      $        0.23     $       0.31       $        0.31    $        0.68
                                            =============      =============     ============       =============    =============
  Net income per common share --
      assuming full dilution (3)(4)                   N/A                N/A     $       0.31       $        0.31    $        0.66
                                            =============      =============     ============       =============    =============








                                                                                 December 31,
                                                1992                1993             1994               1995              1996
                                            -------------      -------------     ------------       -------------    ---------
Balance Sheet Data:                                                        (IN THOUSANDS)

  Cash and marketable securities            $     179,725      $     148,308     $    129,971       $     156,321    $     151,788
  Working capital                                 269,120            284,691          282,667             406,125          543,975
  Total assets                                  1,143,235          1,881,211        2,230,093           2,931,495        3,371,952
  Long-term debt (5)                              413,656          1,008,429        1,139,087           1,391,664        1,486,029
  Stockholders' equity                            581,954            646,397          757,583           1,185,898        1,515,924

----------

(1) Expenses related to SHC's Ballas Merger in 1993, the ReLife and Heritage Acquisitions in 1994, the SHC, SSCI and NovaCare Rehabilitation Hospitals Acquisitions in 1995 and the SCA, Advantage Health, PSCM and ReadiCare mergers in 1996.
(2)  See "Notes to Consolidated Financial Statements".
(3) Adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend paid on April 17, 1995 and a two-for-one stock split effected in the form of a 100% stock dividend paid on March 17, 1997.
(4) Fully-diluted earnings per share in 1994, 1995 and 1996 reflect shares reserved for issuance upon conversion of HEALTHSOUTH's 5% Convertible Subordinated Debentures due 2001.
(5)  Includes current portion of long-term debt.



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

         The Company completed the following acquisitions over the last three years (common share amounts have been adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend paid on March 17, 1997):

     - On December 29, 1994, the Company acquired ReLife, Inc. (the "ReLife Acquisition"). A total of 22,050,580 shares of the Company's Common Stock were issued in the transaction, representing a value of $180,000,000 at the time of the acquisition. At that time, ReLife operated 31 inpatient facilities with an aggregate of 1,102 licensed beds, including nine free-standing rehabilitation hospitals, nine acute rehabilitation units, five sub-acute rehabilitation units, seven transitional living units and one residential facility, and also provided outpatient rehabilitation services at 12 centers.

     - On April 1, 1995, the Company purchased the operations of the rehabilitation hospital division of NovaCare, Inc. (the "NovaCare
           Rehabilitation Hospitals Acquisition"). The purchase price was approximately $235,000,000. The NovaCare Rehabilitation Hospitals consisted of 11 rehabilitation hospitals in seven states, 12 other facilities and two Certificates of Need.

     - On June 13, 1995, the Company acquired Surgical Health Corporation (the "SHC Acquisition"). A total of 17,062,960 shares of the Company's Common Stock were issued in the transaction, representing a value of $155,000,000 at the time of the acquisition. The Company also purchased SHC's $75,000,000 aggregate principal amount of 11.5% Senior Subordinated Notes due 2004 for an aggregate consideration of approximately $86,000,000. At that time, SHC operated a network of 36 free-standing surgery centers in 11 states, and five mobile lithotripsy units.

     - On October 26, 1995, the Company acquired Sutter Surgery Centers, Inc. (the "SSCI Acquisition"). A total of 3,552,002 shares of the Company's Common Stock were issued in the transaction, representing a value of $44,444,000 at the time of the acquisition. At that time, SSCI operated a network of 12 freestanding surgery centers in three states.

     - On December 1, 1995, the Company acquired Caremark Orthopedic Services Inc. (the "Caremark Acquisition"). The purchase price was approximately $127,500,000. At that time Caremark owned and operated approximately 120 outpatient rehabilitation centers in 13 states.

     - On January 17, 1996, the Company acquired Surgical Care Affiliates, Inc. (the "SCA Acquisition"). A total of 91,856,678 shares of the Company's Common Stock were issued in the transaction, representing a value of approximately $1,400,000,000 at the time of the acquisition. At that time, SCA operated a network of 67 freestanding surgery centers in 24 states.

    - On March 14, 1996, the Company acquired Advantage Health Corporation (the "Advantage Health Acquisition"). A total of 18,203,978 shares of the Company's Common Stock were issued in the transaction, representing a value of approximately $315,000,000 at the time of the acquisition. At that time, Advantage Health operated a network of 136 sites of service, including four freestanding rehabilitation hospitals, one freestanding multi-use hospital, one nursing home, 68 outpatient rehabilitation facilities, 14 inpatient managed rehabilitation units, 24 rehabilitation services management contracts and six managed sub-acute rehabilitation units, primarily located in the northeastern United States.

     - On August 20, 1996, the Company acquired Professional Sports Care Management, Inc. (the "PSCM Acquisition"). A total of 3,622,888 shares of the Company's Common Stock were issued in the transaction, representing a value of approximately $59,000,000 at the time of the acquisition. At that time, PSCM operated a network of 36 outpatient rehabilitation centers in three states.

    - On December 2, 1996, the Company acquired ReadiCare, Inc. (the "ReadiCare Acquisition"). A total of 4,007,954 shares of the Company's Common Stock were issued in the transaction, representing a value of approximately $76,000,000 at the time of the acquisition. At that time, ReadiCare operated a network of 37 outpatient medical and rehabilitation centers in two states.

         The NovaCare Rehabilitation Hospitals Acquisition and the Caremark Acquisition each were accounted for under the purchase method of accounting and, accordingly, the acquired operations are included in the Company's consolidated financial information from their respective dates of acquisition. Each of the ReLife Acquisition, the SHC Acquisition, the SSCI Acquisition, the SCA Acquisition and the Advantage Health Acquisition was accounted for as a pooling of interests and, with the exception of data set forth relating to revenues derived from Medicare and Medicaid, all amounts shown in the following discussion have been restated to reflect such acquisitions. ReLife, SHC, SSCI, SCA and Advantage Health did not separately track such revenues. The PSCM Acquisition and the ReadiCare Acquisition were also accounted for as poolings of interests. However, due to the immateriality of PSCM and ReadiCare, the Company's historical financial statements for all periods prior to the quarters in which the respective mergers took place have not been restated. Instead, stockholders' equity has been increased during 1996 to reflect the effects of the PSCM Acquisition and the ReadiCare Acquisition. The results of operations of PSCM and ReadiCare are included in the accompanying financial statements and the following discussion from the date of acquisition forward (see Note 2 of "Notes to Consolidated Financial Statements" for further discussion).

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

RESULTS OF OPERATIONS OF THE COMPANY

Twelve-Month Periods Ended December 31, 1994 and 1995

         The  company  operated  537  outpatient   rehabilitation  locations  at
December 31, 1995, compared to 283 outpatient rehabilitation locations at December 31, 1994. In addition, the Company operated 95 inpatient rehabilitation facilities, 122 surgery centers and five medical centers at December 31, 1995, compared to 82 inpatient rehabilitation facilities, 112 surgery centers and five medical centers at December 31, 1994.

         The Company's operations generated revenues of $2,003,146,000 in 1995, an increase of $353,947,000, or 21.5%, as compared to 1994 revenues. Same store revenues for the twelve months ended December 31, 1995 were $1,817,359,000, an increase of $168,160,000, or 10.2%, as compared to the same period in 1994. New store revenues for 1995 were $185,787,000. New store revenues reflect (1) the 11 rehabilitation hospitals and 12 other facilities associated with the NovaCare Rehabilitation Hospitals Acquisition, (2) the 120 outpatient rehabilitation centers associated with the Caremark Acquisition, (3) the acquisition of five surgery centers and one outpatient diagnostic imaging operation, and (4) the acquisition of outpatient rehabilitation operations in 34 new markets. See Note 9 of "Notes to Consolidated Financial Statements". The increase in revenues is primarily attributable to the addition of these operations and increases in patient volume. Revenues generated from patients under the Medicare and Medicaid programs respectively accounted for 40.0% and 2.5% of total revenues for 1995, compared to 41.0% and 3.2% of total revenues for 1994. Revenues from any other single third-party payor were not significant in relation to the Company's total revenues. During 1995, same store outpatient visits, inpatient days and surgery center cases increased 21.7%, 10.8% and 4.8%, respectively. Revenue per outpatient visit, inpatient day and surgery case for same store operations increased (decreased) by 0.8%, 2.5% and (0.9%), respectively.

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

         Depreciation and amortization expense was $143,322,000 for 1995, compared to $113,977,000 for 1994. The increase represents the investment in additional assets by the Company. Interest expense increased to $101,790,000 in 1995, compared to $73,644,000 for 1994, primarily because of the increased average borrowings during 1995 under the Company's revolving line of credit. For 1995, interest income was $7,882,000, compared to $6,387,000 for 1994.

         Merger expenses in 1994 of $6,520,000 represent costs incurred or accrued in connection with completing the ReLife Acquisition ($2,949,000) and SHC's acquisition of Heritage Surgical Corporation ($3,571,000). For further discussion, see Note 2 of "Notes to Consolidated Financial Statements".

         During 1994, the Company recognized a $10,500,000 loss on impairment of assets. This amount relates to the termination of a ReLife management contract and a permanently damaged ReLife facility. The Company determined not to attempt to reopen such damaged facility because, under its existing licensure, the facility was not consistent with the Company's plans. Also during 1994, the Company recognized a $4,500,000 loss on abandonment of a ReLife computer project. For further discussion, see Note 14 of "Notes to Consolidated Financial Statements".

         During the fourth quarter of 1994, the Company adopted a formal plan to dispose of three surgery centers and certain other properties during fiscal 1995. Accordingly, a charge of $13,197,000 was made to reflect the expected losses resulting from the disposal of these centers. The closings of the three surgery centers were completed by December 31, 1995. For further discussion, see
Note 13 of "Notes to Consolidated Financial Statements".

         As a result of the NovaCare and SHC acquisitions, the Company recognized $29,194,000 in merger and acquisition related expenses during the second quarter of 1995. Fees related to legal, accounting and financial advisory services accounted for $3,400,000 of the expense. Costs and expenses related to the purchase of the SHC Notes (see "Liquidity and Capital Resources" and Note 7 of "Notes to Consolidated Financial Statements") totaled $14,606,000. Accruals for employee separations were approximately $1,188,000. In addition, the Company provided approximately $10,000,000 for the write-down of certain assets to net realizable value as the result of a facility consolidation in a market where the Company's existing services overlapped with those of an acquired facility. The employee separations and facility consolidation were completed by the end of 1995.

         In the fourth quarter of 1995, the Company incurred direct costs and expenses of $4,965,000 in connection with the SSCI Acquisition. These expenses consist primarily of fees related to legal, accounting and financial advisory services and are included in merger and acquisition related acquisition expenses for the year ended December 31, 1995.

         Also during 1995, the Company recognized a $53,549,000 loss on impairment of assets. The impaired assets relate to six SHC facilities and eight SCA facilities in which the projected undiscounted cash flows did not support the book value of the long-lived assets of such facilities. See Note 14 of "Notes to Consolidated Financial Statements".

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

Twelve-Month Periods Ended December 31, 1995 and 1996

         The  Company  operated  739  outpatient   rehabilitation  locations  at
December 31, 1996, compared to 537 outpatient rehabilitation locations at December 31, 1995. In addition, the Company operated 96 inpatient rehabilitation facilities, 135 surgery centers and five medical centers at December 31, 1996, compared to 95 inpatient rehabilitation facilities, 122 surgery centers and five medical centers at December 31, 1995.

         The Company's operations generated revenues of $2,436,537,000 in 1996, an increase of $433,391,000, or 21.6%, as compared to 1995 revenues. Same store revenues for the twelve months ended December 31, 1996 were $2,276,676,000, an increase of $273,530,000, or 13.7%, as compared to the same period in 1995. New store revenues for 1996 were $159,861,000. New store revenues reflect the acquisition of one inpatient rehabilitation hospital, the addition of eight new outpatient surgery centers, and the acquisition of outpatient rehabilitation operations in 57 new markets. See Note 9 of "Notes to Consolidated Financial Statements". The increase in revenues is primarily attributable to the addition of these operations and increases in patient volume. Revenues generated from patients under the Medicare and Medicaid programs respectively accounted for 37.8% and 2.9% of total revenues for 1996, compared to 40.0% and 2.5% of total revenues for 1995. Revenues from any other single third-party payor were not significant in relation to the Company's total revenues. During 1996, same store outpatient visits, inpatient days and surgery center cases increased 19.9%, 10.8% and 7.3%, respectively. Revenue per outpatient visit, inpatient day and surgery case for same store operations increased (decreased) by (0.8)%, 3.8% and 1.1%, respectively.

         Operating expenses, at the operating unit level, were $1,586,003,000, or 65.1% of revenues, for 1996, compared to 68.5% of revenues for 1995. Same store operating expenses for 1996 were $1,486,575,000, or 65.3% of related revenues. New store operating expenses were $99,428,000, or 62.2% of related revenues. Corporate general and administrative expenses increased from
$56,920,000  in 1995 to  $66,807,000  in  1996.  As a  percentage  of  revenues, corporate general and administrative expenses decreased from 2.8% in 1995 to 2.7% in 1996. Total operating expenses were $1,652,810,000, or 67.8% of revenues, for 1996, compared to $1,428,660,000, or 71.3% of revenues, for 1995. The provision for doubtful accounts was $54,112,000, or 2.2% of revenues, for 1996, compared to $37,659,000, or 1.9% of revenues, for 1995.

         Depreciation and amortization expense was $188,966,000 for 1996, compared to $143,322,000 for 1995. The increase resulted from the investment in additional assets by the Company. Interest expense decreased to $94,553,000 in 1996, compared to $101,790,000 for 1995, primarily because of the favorable interest rates on the Company's revolving credit facility (see "Liquidity and Capital Resources"). For 1996, interest income was $5,912,000 compared to $7,882,000 for 1995. The decrease in interest income resulted primarily from a decrease in the average amount outstanding in interest-bearing investments.

         Merger expenses in 1996 of $41,515,000 represent costs incurred or accrued in connection with completing the SCA Acquisition ($19,727,000), the Advantage Health Acquisition ($9,212,000), the PSCM Acquisition ($5,513,000) and the ReadiCare Acquisition ($7,063,000). For further discussion, see Note 2 of "Notes to Consolidated Financial Statements".

         Income before minority interests and income taxes for 1996 was $410,493,000, compared to $211,889,000 for 1995. Minority interests reduced income before income taxes by $49,437,000, compared to $43,147,000 for

1995. The provision for income taxes for 1996 was $140,238,000, compared to $76,221,000 for 1995, resulting in effective tax rates of 38.8% for 1996 and 45.2% for 1995. Net income for 1996 was $220,818,000.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, the Company had working capital of $543,975,000, including cash and marketable securities of $151,788,000. Working capital at December 31, 1995 was $406,125,000, including cash and marketable securities of $156,321,000. For 1996, cash provided by operations was $367,656,000, compared to $306,157,000 for 1995. The Company used $451,343,000 for investing activities during 1996, compared to $764,825,000 for 1995. Additions to property, plant and equipment and acquisitions accounted for $172,962,000 and $91,391,000, respectively, during 1996. Those same investing activities accounted for $172,172,000 and $493,914,000, respectively, in 1995. Financing activities provided $83,108,000 and $494,100,000 during 1996 and 1995, respectively. Net borrowing proceeds (borrowings less principal reductions) for 1996 and 1995 were $88,851,000 and $213,155,000, respectively.

         Net accounts receivable were $510,567,000 at December 31, 1996, compared to $409,150,000 at December 31, 1995. The number of days of average revenues in average receivables was 66.7 at December 31, 1996, compared to 63.2 at December 31, 1995. The concentration of net accounts receivable from patients, third-party payors, insurance companies and others at December 31, 1996 was consistent with the related concentration of revenues for the period then ended.

         The Company has a $1,250,000,000 revolving credit facility with NationsBank, N.A. ("NationsBank") and other participating banks (the "1996 Credit Agreement"). The 1996 Credit Agreement replaced a previous $1,000,000,000 revolving credit agreement, also with NationsBank. Interest is paid based on LIBOR plus a predetermined margin, a base rate or competitively bid rates from the participating banks. This credit facility has a maturity date of March 31, 2001. The Company provided a negative pledge on all assets for the 1996 Credit Agreement. The effective interest rate on the average outstanding balance under the revolving credit facility was 5.98% for the twelve months ended December 31, 1996, compared to the average prime rate of 8.29% during the same period. At December 31, 1996, the Company had drawn $995,000,000 under the 1996 Credit Agreement. For further discussion, see Note 7 of "Notes to Consolidated Financial Statements".

         In 1994, the Company issued $115,000,000 principal amount of 5% Convertible Subordinated Debentures due 2001 (the "Debentures"). The Company has called the Debentures for redemption on April 1, 1997. Because the recent market price of the Company's Common Stock substantially exceeds the conversion price of the Debentures, the Company expects that substantially all of the Debentures will be converted into Common Stock.

         On February 17, 1997, the Company entered into a definitive agreement to acquire Horizon/CMS Healthcare Corporation ("Horizon/CMS") in a stock-for-stock merger in which the stockholders of Horizon/CMS will receive
0.84338 of a share of the Company's common stock per share of Horizon/CMS common stock. The transaction is valued at approximately $1,600,000,000, including the assumption by the Company of approximately $700,000,000 in Horizon/CMS debt. It is expected that the transaction will be accounted for as a purchase.
Horizon/CMS operates 33 inpatient rehabilitation hospitals, 58 specialty hospitals and subacute units and 282 outpatient rehabilitation centers. Horizon/CMS also owns, leases or manages 267 long-term care facilities, a contract therapy business, an institutional pharmacy business and other healthcare services. Consummation of the transaction is subject to various regulatory approvals, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and to the satisfaction of certain other conditions. The Company currently anticipates that the transaction will be consummated in mid-1997.

         On March 3, 1997, the Company consummated the acquisition of Health Images, Inc. ("Health Images") in a transaction accounted for as a pooling of interests. In the transaction, Health Images stockholders received approximately 10,400,000 shares of the Company's common stock. Health Images operates 49 freestanding diagnostic imaging centers in 13 states and six in England. The effects of conforming the accounting policies of the Company and Health Images are not expected to be material. For further discussion, see Note 2 of "Notes to Consolidated Financial Statements".

         The Company intends to pursue the acquisition or development of additional healthcare operations, including comprehensive outpatient rehabilitation facilities, inpatient rehabilitation facilities, ambulatory surgery centers, outpatient diagnostic centers and companies engaged in the provision of rehabilitation-related services, and to expand certain of its existing facilities. While it is not possible to estimate precisely the amounts which will actually be expended in the foregoing areas, the Company anticipates that over the next twelve months, it will spend approximately $50,000,000 on maintenance and expansion of its existing facilities and approximately $300,000,000 on development of the Integrated Service Model. See Item 1, "Business -- Company Strategy".

         Although the Company is continually considering and evaluating acquisitions and opportunities for future growth, the Company has not entered into any agreements with respect to material future acquisitions other than the transactions with Horizon/CMS and Health Images. In connection with the pending acquisition of Horizon/CMS, the Company has obtained a fully-underwritten commitment from NationsBank, N.A. for a $1,000,000,000 Senior Bridge Loan Facility on substantially the same terms as the 1996 Credit Agreement. The Company believes that existing cash, cash flow from operations, and borrowings under the revolving line of credit and the bridge loan facility will be sufficient to satisfy the Company's estimated cash requirements for the next twelve months, and for the reasonably foreseeable future.

         Inflation in recent years has not had a significant effect on the Company's business, and is not expected to adversely affect the Company in the future unless it increases significantly.

         Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements. In addition, the Company, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward- looking statements are necessarily estimates reflecting the Company's best judgment based upon current information and involve a number of risks and uncertainties, and there can be no assurance that other factors will not affect the accuracy of such forward-looking statements. While is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, changes in the regulation of the healthcare industry at either or both of the federal and state levels, changes in reimbursement for the Company's services by governmental or private payors, competitive pressures in the healthcare industry and the Company's response thereto, the Company's ability to obtain and retain favorable arrangements with third-party payors, unanticipated delays in the Company's implementation of its Integrated Service Model, general conditions in the economy and capital markets, and other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Consolidated   financial   statements   of  the  Company   meeting  the
requirements of Regulation S-X are filed on the succeeding pages of this Item 8 of this Annual Report on Form 10-K, as listed below:

                                                                         Page
                                                                         ----

    Report of Independent Auditors                                        30

    Consolidated Balance Sheets as of December 31, 1995 and 1996          31

    Consolidated Statements of Income for the Years Ended
    December 31, 1994, 1995 and 1996                                      33

    Consolidated Statements of Stockholders' Equity for the
    Years Ended December 31, 1994, 1995 and 1996                          34

    Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1994, 1995 and 1996                                      35

    Notes to Consolidated Financial Statements                            37

          Other financial statements and schedules required under Regulation S-X are listed in Item 14(a)2, and filed under Item 14(d), of this Annual Report on Form 10-K.

QUARTERLY RESULTS (UNAUDITED)

         Set forth below is certain summary information with respect to the Company's operations for the last eight fiscal quarters. All amounts have been restated to reflect the effects of the 1995 acquisitions of SHC and SSCI and the 1996 acquisitions of SCA and Advantage Health, all of which were accounted for as poolings of interests. All per share amounts have been adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend paid on April 17, 1995 and a two-for-one stock split effected in the form of a 100% stock dividend paid on March 17, 1997.

                                                                              1995
                                                1ST                 2ND               3RD                 4TH
                                              QUARTER             QUARTER           QUARTER             QUARTER
                                              -------             -------           -------             -------
                                                                 (In thousands, except per share data)

  Revenues                                  $  451,844          $  499,668         $ 518,537           $ 533,097
  Net income                                    32,922              11,926            41,647               6,026
  Net income per common and
      common equivalent share                     0.12                0.04              0.14                0.02
  Net income per common share --
      assuming full dilution                      0.11                0.04              0.14                0.02


                                                                            1996
                                                1ST                 2ND               3RD                 4TH
                                              QUARTER             QUARTER           QUARTER             QUARTER
                                              -------             -------           -------             -------
                                                                 (In thousands, except per share data)

  Revenues                                  $  581,234          $  595,589         $ 616,943           $ 642,771
  Net income                                    37,851              59,555            61,044              62,368
  Net income per common and
      common equivalent share                     0.12                0.18              0.18                0.19
  Net income per common share --
      assuming full dilution                      0.11                0.18              0.18                0.18


                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors
HEALTHSOUTH Corporation

We have audited the accompanying consolidated balance sheets of HEALTHSOUTH Corporation and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HEALTHSOUTH Corporation and Subsidiaries at December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  ERNST & YOUNG LLP

Birmingham, Alabama
February 24, 1997
Except for the first paragraph of Note 15, as to which the date is March 12, 1997

                    HEALTHSOUTH Corporation and Subsidiaries


                           Consolidated Balance Sheets



                                                                                 December 31
                                                              ---------------------------------------------
                                                                          1995                  1996
                                                              ---------------------------------------------
                                                                             (In thousands)
Assets
Current assets:
   Cash and cash equivalents (Note 3)                            $       152,244       $       148,028
   Other marketable securities (Note 3)                                    4,077                 3,760
   Accounts receivable, net of allowances for doubtful
     accounts and contractual adjustments of $235,175,000
     in 1995 and $307,781,000 in 1996                                    409,150               510,567

   Inventories                                                            39,239                47,107
   Prepaid expenses and other current assets                              76,844               126,197
   Deferred income taxes (Note 10)                                        21,977                11,852
                                                              ---------------------------------------------
Total current assets                                                     703,531               847,511

Other assets:
   Loans to officers                                                       1,625                 1,396
   Other (Note 4)                                                         68,868                82,514
                                                              ---------------------------------------------
                                                                          70,493                83,910

Property, plant and equipment, net (Note 5)                            1,283,560             1,390,873
Intangible assets, net (Note 6)                                          873,911             1,049,658









                                                              ---------------------------------------------
Total assets                                                     $     2,931,495       $     3,371,952
                                                              =============================================



                                                                              December 31
                                                              ---------------------------------------------
                                                                          1995                  1996
                                                              ---------------------------------------------
                                                                             (In thousands)
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                              $       107,018       $       110,265
   Salaries and wages payable                                             67,905                66,455
   Accrued interest payable and other liabilities                         87,308                91,407
   Current portion of long-term debt (Note 7)                             35,175                35,409
                                                              ---------------------------------------------
Total current liabilities                                                297,406               303,536

Long-term debt (Note 7)                                                1,356,489             1,450,620
Deferred income taxes (Note 10)                                           23,733                28,797
Other long-term liabilities (Note 14)                                      8,459                 3,558
Deferred revenue                                                           1,525                   255
Minority interests - limited partnerships (Note 1)                        57,985                69,262

Commitments and contingencies (Note 11)

Stockholders' equity (Notes 8, 12 and 15):
   Preferred stock, $.10 par value-1,500,000 shares
     authorized; issued and outstanding-none                                   -                     -

   Common stock, $.01 par value-500,000,000 shares
     authorized; issued-152,193,000 in 1995 and
     319,020,000 in 1996                                                   1,522                 3,190
   Additional paid-in capital                                            888,216               996,205
   Retained earnings                                                     334,582               536,423
   Treasury stock, at cost (1,324,000 shares in 1995 and
     182,000 shares in 1996)                                             (16,065)                 (323)
   Receivable from Employee Stock Ownership
     Plan                                                                (15,886)              (14,148)
   Notes receivable from stockholders                                     (6,471)               (5,423)
                                                              ---------------------------------------------
Total stockholders' equity                                             1,185,898             1,515,924
                                                              ---------------------------------------------
Total liabilities and stockholders' equity                       $     2,931,495       $     3,371,952
                                                              =============================================

See accompanying notes.


                    HEALTHSOUTH Corporation and Subsidiaries


                        Consolidated Statements of Income




                                                              Year ended December 31
                                         ------------------------------------------------------------------
                                                 1994                  1995                 1996
                                         ------------------------------------------------------------------
                                                   (In thousands, except for per share amounts)

Revenues                                    $     1,649,199       $     2,003,146      $     2,436,537
Operating expenses:
   Operating units                                1,161,758             1,371,740            1,586,003
   Corporate general and administrative              61,640                56,920               66,807
Provision for doubtful accounts                      32,904                37,659               54,112
Depreciation and amortization                       113,977               143,322              188,966
Interest expense                                     73,644               101,790               94,553
Interest income                                      (6,387)               (7,882)              (5,912)
Merger and acquisition related expenses
   (Notes 2 and 9)                                    6,520                34,159               41,515
Loss on impairment of assets (Note 14)               10,500                53,549                    -
Loss on abandonment of computer project
   (Note 14)                                          4,500                     -                    -
Loss on disposal of surgery centers
   (Note 13)                                         13,197                     -                    -
Gain on sale of equity securities (Note
1)                                                   (7,727)                    -                    -
                                         ------------------------------------------------------------------
                                                  1,464,526             1,791,257            2,026,044
                                         ------------------------------------------------------------------
Income before income taxes and minority
   interests                                        184,673               211,889              410,493

Provision for income taxes (Note 10)                 65,121                76,221              140,238
                                         ------------------------------------------------------------------
                                                    119,552               135,668              270,255

Minority interests                                   31,469                43,147               49,437
                                         ------------------------------------------------------------------
Net income                                  $        88,083       $        92,521      $       220,818
                                         ==================================================================

Weighted average common and common
   equivalent shares outstanding                    280,854               297,460              326,290
                                         ==================================================================

Net income per common and common
   equivalent share                         $         0.31        $         0.31       $         0.68
                                         ==================================================================
Net income per common share-assuming
   full dilution                            $         0.31        $         0.31       $         0.66
                                         ==================================================================

See accompanying notes.

                                             HEALTHSOUTH Corporation and Subsidiaries

                                          Consolidated Statements of Stockholders' Equity

                                           Years ended December 31, 1994, 1995 and 1996


                                                                          Additional
                                                       Common Stock        Paid-In        Retained        Treasury Stock
                                                    Shares      Amount     Capital        Earnings      Shares       Amount
                                                  ------------------------------------------------------------------------------
                                                                                                       (In thousands)
Balance at December 31, 1993                        129,946     $1,300     $493,663     $  177,979       318     $    (2,123)
Proceeds from exercise of options (Note 8)            2,296         23       16,341              -         -               -
Common  shares  exchanged  in the  exercise  of
   options                                              (22)         -         (321)             -         -               -
Proceeds from issuance of common shares                 908          9       13,543              -         -               -
Income tax benefits  related to incentive stock
   options (Note 8)                                       -          -        6,470              -         -               -
Reduction in receivable from ESOP                         -          -            -              -         -               -
Payments received on stockholders' notes
   receivable                                             -          -            -              -         -               -
Purchase of limited partnership units                     -          -            -         (1,838)        -               -
Purchase of treasury stock                                -          -            -              -       601          (6,592)
Net income                                                -          -            -         88,083         -               -
Dividends paid                                            -          -            -         (6,237)        -               -
                                                  ------------------------------------------------------------------------------
Balance at December 31, 1994                        133,128      1,332      529,696        257,987       919          (8,715)
Adjustment for ReLife Merger (Note 2)                 2,732         27        7,114         (3,734)        -               -
Proceeds from exercise of options (Note 8)            1,101         11        9,857              -         -               -
Proceeds from issuance of common shares              15,232        152      334,896              -         -               -
Income tax benefits related to incentive stock
   options (Note 8)                                       -          -        6,653              -         -               -
Reduction in receivable from ESOP                         -          -            -              -         -               -
Loans made to stockholders                                -          -            -              -         -               -
Purchase of limited partnership units                     -          -            -         (4,767)        -               -
Purchases of treasury stock                               -          -            -              -       405          (7,350)
Net income                                                -          -            -         92,521         -               -
Dividends paid                                            -          -            -         (7,425)        -               -
                                                  ------------------------------------------------------------------------------
Balance at December 31, 1995                        152,193      1,522      888,216        334,582     1,324         (16,065)

Adjustment for Advantage Merger                           -          -            -        (17,638)        -               -
Adjustment for 1997 mergers (Note 2)                  4,047         40       68,785         (1,256)        -               -
Proceeds from exercise of options (Note 8)            3,270         33       32,774              -         -               -
Income tax benefits related to incentive stock
   options (Note 8)                                       -          -       23,767              -         -               -
Reduction in receivable from ESOP                         -          -            -              -         -               -
Loans made to stockholders                                -          -            -              -         -               -
Purchase of limited partnership units                     -          -            -            (83)        -               -
Retirement of treasury stock                              -          -      (15,742)             -    (1,233)         15,742
Net income                                                -          -            -        220,818         -               -
Stock split (Note 15)                               159,510      1,595       (1,595)             -        91               -
                                                  ------------------------------------------------------------------------------
Balance at December 31, 1996                        319,020     $3,190   $  996,205   $    536,423       182     $      (323)
                                                  ==============================================================================

See accompanying notes.


                                                                                   Notes
                                                                                 Receivable        Total
                                                                   Receivable       from       Stockholders'
                                                                   from ESOP    Stockholders      Equity
                                                                 ---------------------------------------------

Balance at December 31, 1993                                       $   (18,932)   $   (5,490)   $   646,397
Proceeds from exercise of options (Note 8)                                   -             -         16,364
Common  shares  exchanged  in the  exercise  of
   options                                                                   -             -           (321)
Proceeds from issuance of common shares                                      -             -         13,552
Income tax benefits  related to incentive stock
   options (Note 8)                                                          -             -          6,470
Reduction in receivable from ESOP                                        1,455             -          1,455
Payments received on stockholders' notes
   receivable                                                                -           250            250
Purchase of limited partnership units                                        -             -         (1,838)
Purchase of treasury stock                                                   -             -         (6,592)
Net income                                                                   -             -         88,083
Dividends paid                                                               -             -         (6,237)
                                                                 ---------------------------------------------
Balance at December 31, 1994                                           (17,477)       (5,240)       757,583
Adjustment for ReLife Merger (Note 2)                                        -             -          3,407
Proceeds from exercise of options (Note 8)                                   -             -          9,868
Proceeds from issuance of common shares                                      -             -        335,048
Income tax benefits related to incentive stock
   options (Note 8)                                                          -             -          6,653
Reduction in receivable from ESOP                                        1,591             -          1,591
Loans made to stockholders                                                   -        (1,231)        (1,231)
Purchase of limited partnership units                                        -             -         (4,767)
Purchases of treasury stock                                                  -             -         (7,350)
Net income                                                                   -             -         92,521
Dividends paid                                                               -             -         (7,425)
                                                                 ---------------------------------------------
Balance at December 31, 1995                                           (15,886)       (6,471)     1,185,898

Adjustment for Advantage Merger                                              -             -        (17,638)
Adjustment for 1997 mergers (Note 2)                                         -             -         67,569
Proceeds from exercise of options (Note 8)                                   -             -         32,807
Income tax benefits related to incentive stock
   options (Note 8)                                                          -             -         23,767
Reduction in receivable from ESOP                                        1,738             -          1,738
Loans made to stockholders                                                   -         1,048          1,048
Purchase of limited partnership units                                        -             -            (83)
Retirement of treasury stock                                                 -             -              -
Net income                                                                   -             -        220,818
Stock split (Note 15)                                                        -             -              -
                                                                 ---------------------------------------------
Balance at December 31, 1996                                       $   (14,148)   $   (5,423)   $ 1,515,924
                                                                 =============================================

See accompanying notes.




                    HEALTHSOUTH Corporation and Subsidiaries


                      Consolidated Statements of Cash Flows



                                                                    Year ended December 31
                                                     ------------------------------------------------------
                                                           1994              1995             1996
                                                     ------------------------------------------------------
                                                                        (In thousands)
Operating activities
Net income                                              $      88,083     $      92,521    $     220,818
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                            113,977           143,322          188,966
     Provision for doubtful accounts                           32,904            37,659           54,112
     Provision for losses on impairment of assets              10,500            53,549                -
     Provision for losses on abandonment of
       computer project                                         4,500                 -                -
     Merger and acquisition related expenses                    6,520            34,159           41,515
     Loss on disposal of surgery center                        13,197                 -                -
     Income applicable to minority interests of
       limited partnerships                                    31,469            43,147           49,437
     (Benefit) provision for deferred income taxes            (15,882)              380           13,525
     Provision for deferred revenue                              (164)           (1,990)          (1,270)
     Changes in operating assets and liabilities,
       net of effects of acquisitions:
         Accounts receivable                                  (97,167)          (65,382)        (131,514)
         Inventories, prepaid expenses and other
           current assets                                     (15,251)              732          (36,751)
         Accounts payable and accrued expenses                 86,209           (31,940)         (31,182)
                                                     ------------------------------------------------------
Net cash provided by operating activities                     258,895           306,157          367,656

Investing activities
Purchases of property, plant and equipment                   (195,920)         (172,172)        (172,962)
Proceeds from sale of property, plant and equipment            68,330            14,541                -
Additions to intangible assets, net of effects of
   acquisitions                                               (69,119)         (117,552)        (174,446)
Assets obtained through acquisitions, net of
   liabilities assumed                                       (116,650)         (493,914)         (91,391)
Changes in other assets                                       (21,962)           (6,963)         (12,861)
Proceeds received on sale of other marketable
   securities                                                  18,948            22,161              317
Investments in other marketable securities                     (9,126)          (10,926)               -
                                                     ------------------------------------------------------
Net cash used in investing activities                        (325,499)         (764,825)        (451,343)





                    HEALTHSOUTH Corporation and Subsidiaries


                Consolidated Statements of Cash Flows (continued)


                                                                    Year ended December 31
                                                     ------------------------------------------------------
                                                           1994              1995             1996
                                                     ------------------------------------------------------
                                                                        (In thousands)
FINANCING ACTIVITIES
Proceeds from borrowings                                $   1,058,479     $     685,816    $     193,113
Principal payments on long-term debt                         (970,462)         (472,661)        (104,262)
Proceeds from exercise of options                              14,727             9,868           32,807
Proceeds from issuance of common stock                          1,136           330,954                -
Purchase of treasury stock                                     (6,592)           (7,350)               -
Reduction in receivable from ESOP                               1,455             1,591            1,738
Payments received on (loans made to) stockholders                 250            (1,231)           1,048
Dividends paid                                                 (6,237)           (7,425)               -
Proceeds from investment by minority interests                  2,268             1,103              510
Purchase of limited partnership interests                      (1,698)          (10,076)          (3,064)
Payment of cash distributions to limited partners             (34,351)          (36,489)         (38,782)
                                                     ------------------------------------------------------
Net cash provided by financing activities                      58,975           494,100           83,108
                                                     ------------------------------------------------------
(Decrease) increase in cash and cash equivalents               (7,629)           35,432             (579)
Cash and cash equivalents at beginning of year (Note
   2)                                                         119,946           112,317          152,244
Cash flows related to mergers (Note 2)                              -             4,495           (3,637)
                                                     ------------------------------------------------------
Cash and cash equivalents at end of year                $     112,317     $     152,244    $     148,028
                                                     ======================================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
   Interest                                             $      59,833     $     100,189    $      91,560
   Income taxes                                                60,166            83,059           62,515

Non-cash investing activities:

The Company  assumed  liabilities of  $32,027,000,  $55,828,000  and $19,197,000 during the years ended December 31, 1994, 1995 and 1996, respectively, in conjunction with its acquisitions.

During the year ended December 31, 1994, the Company issued 1,248,000 common shares with a market value of $9,923,000 as consideration for acquisitions accounted for as purchases (see Note 9).

During the year ended December 31, 1996, the Company issued 8,095,000 common shares as consideration for mergers (see Note 2).

Non-cash financing activities:

During 1995 and 1997, the Company had a two-for-one stock split on its common stock, which was effected in the form of a one hundred percent stock dividend.

The Company received a tax benefit from the disqualifying disposition of incentive stock options of $6,470,000, $6,653,000 and $23,767,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

During the year ended December 31, 1994, 22,000 common shares were exchanged in the exercise of options. The shares exchanged had a market value on the date of exchange of $321,000.

See accompanying notes.

                    HEALTHSOUTH Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1996


 1.  SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by HEALTHSOUTH  Corporation and its
subsidiaries   ("the  Company")  are  presented  as  an  integral  part  of  the consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of HEALTHSOUTH Corporation ("HEALTHSOUTH") and its wholly-owned subsidiaries, as well as its limited partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation.

HEALTHSOUTH Corporation is engaged in the business of providing comprehensive rehabilitative, clinical, diagnostic and surgical healthcare services on an inpatient and outpatient basis.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.

MARKETABLE SECURITIES

Marketable equity securities and debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, if material, reported as a separate component of stockholders' equity, net of tax. During 1994, marketable securities consisting of $13,360,507 of common stock were sold and the resulting gain was recognized in the consolidated statement of income. The adjusted cost of the specific security sold method is used to compute gain or loss on the sale of

                    HEALTHSOUTH Corporation and Subsidiaries


             Notes to Consolidated Financial Statements (continued)




1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

securities. Interest and dividends on securities classified as available-for-sale are included in investment income. Marketable equity securities and debt securities of the Company have maturities of less than one year.

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

The concentration of net accounts receivable from third-party contractual payors and others, as a percentage of total net accounts receivable, was as follows:

                                                       DECEMBER 31
                                          --------------------------------------
                                                  1995            1996
                                          --------------------------------------

Medicare                                           24%             26%
Medicaid                                            6               5
Other                                              70              69
                                          ======================================
                                                  100%            100%
                                          ======================================

INVENTORIES

Inventories are stated at the lower of cost or market using the specific identification method.

                    HEALTHSOUTH Corporation and Subsidiaries

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost. Upon sale or retirement of property, plant or equipment, the cost and related accumulated depreciation are eliminated from the respective account and the resulting gain or loss is included in the results of operations.

Interest cost incurred during the construction of a facility is capitalized. The Company incurred interest of $76,038,000, $103,731,000 and $97,375,000, of which
$2,394,000,  $1,941,000 and $2,822,000 was  capitalized,  during 1994,  1995 and
1996, respectively.

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

MINORITY INTERESTS

The equity of minority investors in limited partnerships and limited liability companies of the Company is reported on the balance sheet as minority interests. Minority interests reported in the consolidated income statement reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (ranging from 1% to 50% at December 31, 1996), the effect of which is removed from the results of operations of the Company.

                    HEALTHSOUTH Corporation and Subsidiaries

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUES

Revenues include net patient service revenues and other operating revenues. Net patient service revenues are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors.

INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Income per common and common equivalent share is computed based on the weighted average number of common shares and common equivalent shares outstanding during the periods, as adjusted for the two-for-one stock split declared in April 1995 and the two-for-one stock split declared in March 1997 (see Note 15). Common equivalent shares include dilutive employees' stock options, less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock. Fully diluted earnings per share (based on 290,298,000, 309,686,000 and 338,516,000 shares in 1994, 1995 and
1996, respectively) assumes conversion of the 5% Convertible Subordinated Debentures due 2001 (see Note 7).

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

With respect to the carrying value of the excess of cost over net asset value of purchased facilities and other intangible assets, the Company determines on a quarterly basis whether an impairment event has occurred by considering factors such as: the market value of the asset; a significant adverse change in legal factors or in the business climate; adverse action by a regulator; a history of operating or cash flow losses or a projection of continuing losses associated with an operating entity. The carrying value of excess cost over net asset value of purchased facilities and other intangible assets will be evaluated if

                    HEALTHSOUTH Corporation and Subsidiaries

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF ASSETS (CONTINUED)

the facts and circumstances suggest that it has been impaired. If this evaluation indicates that the value of the asset will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, an impairment loss is calculated based on the excess of the carrying amount of the asset over the asset's fair value.

RECLASSIFICATIONS

Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform with the 1996 presentation. Such reclassifications had no effect on previously reported consolidated net income.

2.  MERGERS

Effective December 29, 1994, a wholly-owned subsidiary of the Company merged with ReLife, Inc. ("ReLife"), and in connection therewith the Company issued 22,050,580 shares of its common stock in exchange for all of ReLife's outstanding common stock. Prior to the merger, ReLife provided a system of rehabilitation services and operated 31 inpatient facilities with an aggregate of approximately 1,100 licensed beds, including nine freestanding rehabilitation hospitals, nine acute rehabilitation units, five sub-acute rehabilitation units, seven transitional living units and one residential facility, and provided outpatient rehabilitation services at twelve outpatient centers. Costs and expenses of $2,949,000, primarily legal, accounting and financial advisory fees, incurred by HEALTHSOUTH in connection with the ReLife merger have been recorded in operations in 1994 and reported as merger expenses in the accompanying consolidated statements of income.

Effective June 13, 1995, a wholly-owned subsidiary of the Company merged with Surgical Health Corporation ("SHC"), and in connection therewith the Company issued 17,062,960 shares of its common stock in exchange for all of SHC's common and preferred stock. Prior to the merger, SHC operated a network of 36 freestanding surgery centers and five mobile lithotripters in eleven states, with an aggregate of 156 operating and procedure rooms. Costs and expenses of approximately $19,194,000 incurred by the

                    HEALTHSOUTH Corporation and Subsidiaries

2.  MERGERS (CONTINUED)

Company in connection with the SHC merger have been recorded in operations during 1995 and reported as merger expenses in the accompanying consolidated statements of income. Fees related to legal, accounting and financial advisory services accounted for $3,400,000 of the expense. Costs and expenses related to the retirement of the SHC Notes (see Note 7) totaled $14,606,000. Costs related to employee separations were approximately $1,188,000. SHC merged with Heritage Surgical Corporation on January 18, 1994 in a transaction accounted for as a pooling of interests. SHC recorded merger costs of $3,571,000 in connection with this transaction in 1994.

Effective October 26, 1995, a wholly-owned subsidiary of the Company merged with Sutter Surgery Centers, Inc. ("SSCI"), and in connection therewith the Company issued 3,552,002 shares of its common stock in exchange for all of SSCI's outstanding common stock. Prior to the merger, SSCI operated a network of 12 freestanding surgery centers in three states, with an aggregate of 54 operating and procedure rooms. Costs and expenses of approximately $4,965,000, primarily legal, accounting and financial advisory fees, incurred by the Company in connection with the SSCI merger have been recorded in operations during 1995 and reported as merger expenses in the accompanying consolidated statements of income.

Effective January 17, 1996, a wholly-owned subsidiary of the Company merged with Surgical Care Affiliates, Inc. ("SCA"), and in connection therewith the Company issued 91,856,678 shares of its common stock in exchange for all of SCA's outstanding common stock. Prior to the merger, SCA operated 67 surgery centers in 24 states. Costs and expenses of approximately $19,727,000, primarily legal, accounting and financial advisory fees, incurred by the Company in connection with the SCA merger have been recorded in operations during 1996 and reported as merger expenses in the accompanying consolidated statements of income.

Effective March 14, 1996, a wholly-owned subsidiary of the Company merged with Advantage Health Corporation ("Advantage Health"), and in connection therewith the Company issued 18,203,978 shares of its common stock in exchange for all of Advantage Health's outstanding common stock. Prior to the merger, Advantage Health operated a network of 136 sites of service, including four freestanding rehabilitation hospitals, one freestanding multi-use hospital, one nursing home, 68 outpatient rehabilitation facilities, 14 inpatient managed rehabilitation units, 24 rehabilitation services management

                    HEALTHSOUTH Corporation and Subsidiaries

2.  MERGERS (CONTINUED)

contracts and six managed sub-acute rehabilitation units. Costs and expenses of approximately $9,212,000, primarily legal, accounting and financial advisory fees, incurred by the Company in connection with the Advantage Health merger have been recorded in operations during 1996 and reported as merger expenses in the accompanying consolidated statements of income.

The mergers of the Company with ReLife, SHC, SSCI, SCA and Advantage Health were accounted for as poolings of interests and, accordingly, the Company's consolidated financial statements have been restated to include the results of the acquired companies for all periods presented.

Combined and separate results of the Company and its material 1996 mergers, SCA and Advantage Health, are as follows (in thousands):

                                                                       Advantage
                            HEALTHSOUTH               SCA                Health              Combined
                       -------------------------------------------------------------------------------------
Year ended
   December 31, 1994
     Revenues             $     1,274,365        $  239,272          $   135,562         $   1,649,199
     Net income                    50,493            29,280                8,310                88,083
Year ended
   December 31, 1995
     Revenues                   1,556,687           263,866              182,593             2,003,146
     Net income                    78,949             3,322               10,250                92,521
Year ended
   December 31, 1996
     Revenues                   2,380,587            11,028               44,922             2,436,537
     Net income                   216,654             1,746                2,418               220,818



There were no material transactions among the Company, ReLife, SHC, SSCI, SCA and Advantage Health prior to the mergers. The effects of conforming the accounting policies of the combined companies are not material.

Prior to its merger with the Company, ReLife reported on a fiscal year ending on September 30. The restated financial statements for all periods prior to and including December 31, 1994, are based on a combination of the Company's results for its

                    HEALTHSOUTH Corporation and Subsidiaries

December 31 fiscal year and ReLife's results for its September 30 fiscal year. Beginning

                    HEALTHSOUTH Corporation and Subsidiaries

2. MERGERS (CONTINUED)

January 1, 1995, all facilities acquired in the ReLife merger adopted a December 31 fiscal year end; accordingly, all consolidated financial statements for periods after December 31, 1994 are based on a consolidation of the Company and the former ReLife subsidiaries on a December 31 year-end. ReLife's historical results of operations for the three months ended December 31, 1994 are not included in the Company's consolidated statements of income or cash flows. An adjustment has been made to stockholders' equity as of January 1, 1995 to adjust for the effect of excluding ReLife's results of operations for the three months ended December 31, 1994. The following is a summary of ReLife's results of operations and cash flows for the three months ended December 31, 1994 (in thousands):

Statement of Income Data:

Revenues                                                $        38,174

Operating expenses:
     Operating units                                             31,797
     Corporate general and administrative                         2,395
Provision for doubtful accounts                                     541
Depreciation and amortization                                     1,385
Interest expense                                                    858
Interest income                                                     (91)
HEALTHSOUTH merger expense                                        3,050
Loss on disposal of fixed assets                                  1,000
Loss on abandonment of computer project                             973
                                                     ---------------------
                                                                 41,908
                                                     ---------------------
Net loss                                                $        (3,734)
                                                     =====================

Statement of Cash Flow Data:

Net cash provided by operating activities               $        38,077
Net cash used in investing activities                            (9,632)
Net cash used in financing activities                           (23,950)
                                                     ---------------------
Net increase in cash                                    $         4,495
                                                     =====================

                    HEALTHSOUTH Corporation and Subsidiaries

2. MERGERS (CONTINUED)

During the three months ended December 31, 1994, ReLife received $7,141,000 in proceeds from the exercise of stock options.

Prior to its merger with the Company, Advantage Health reported on a fiscal year ending on August 31. Accordingly, the historical financial statements of Advantage Health have been recast to a November 30 fiscal year-end to more closely conform to the Company's calendar fiscal year-end. The restated financial statements for all periods prior to and including December 31, 1995 are based on a combination of the Company's results for their December 31 fiscal year and Advantage Health's results for its recast November 30 fiscal year. Beginning January 1, 1996, all facilities acquired in the Advantage Health merger adopted a December 31 fiscal year-end; accordingly, all consolidated financial statements for periods after December 31, 1995 are based on a consolidation of all of the Company's subsidiaries on a December 31 year-end. Advantage Health's historical results of operations for the one month ended December 31, 1995 are not included in the Company's consolidated statements of income or cash flows. An adjustment has been made to stockholders' equity as of January 1, 1996 to adjust for the effect of excluding Advantage Health's results of operations for the one month ended December 31, 1995. The following is a summary of Advantage Health's results of operations and cash flows for the one month ended December 31, 1995 (in thousands):

Statement of Income Data:

Revenues                                                 $        16,111

Operating expenses:
     Operating units                                              14,394
     Corporate general and administrative                          1,499
Provision for doubtful accounts                                    1,013
Depreciation and amortization                                        283
Interest expense                                                     288
Interest income                                                      (16)
Loss on impairment of assets                                      21,111
                                                      ---------------------
                                                                  38,572
                                                      ---------------------
Loss before income taxes and minority interests                  (22,461)
Benefit for income taxes                                           4,959
Minority interest                                                   (136)
                                                      =====================
Net loss                                                 $       (17,638)
                                                      =====================

                    HEALTHSOUTH Corporation and Subsidiaries


             Notes to Consolidated Financial Statements (continued)



2. MERGERS (CONTINUED)

Statement of Cash Flow Data:

Net cash used in operating activities                        $        (2,971)
Net cash provided by investing activities                                105
Net cash used in financing activities                                   (771)
                                                          ---------------------
Net decrease in cash                                         $        (3,637)
                                                          =====================

In December 1995, Advantage Health recorded an asset impairment charge of approximately $21,111,000 relating to goodwill and tangible assets identifiable with one inpatient rehabilitation hospital, one subacute facility and 32 outpatient rehabilitation centers, all acquired by the Company in the Advantage Health merger. The Company intends to operate these facilities on an ongoing basis.

The Company has historically assessed recoverability of goodwill and other long-lived assets using undiscounted cash flows estimated to be received over the useful lives of the related assets. In December 1995, certain events occurred which significantly impacted the Company's estimates of future cash flows to be received from the facilities described above. Those events primarily related to a decline in operating results combined with a deterioration in the reimbursement environment at these facilities. As a result of these events, the Company revised its estimates of undiscounted cash flows to be received over the remaining estimated useful lives of these facilities and determined that goodwill and other long-lived assets (primarily property and equipment) had been impaired. The Company developed its best estimates of future operating cash flows at these locations considering future requirements for capital expenditures as well as the impact of inflation. The projections of cash flows also took into account estimates of significant one-time expenses as well as estimates of additional revenues and resulting income from future marketing efforts in the respective locations. The amount of the impairment charge was determined by discounting the estimates of future cash flows, using an estimated 8.5% incremental borrowing rate, which management believes is commensurate with the risks involved. The resulting net present value of future cash flows was then compared to the historical net book value of goodwill and other long-lived assets at each operating location which resulted in an impairment loss relative to these centers of $21,111,000.

                    HEALTHSOUTH Corporation and Subsidiaries

2. MERGERS (CONTINUED)

During 1996, wholly-owned subsidiaries of the Company merged with Professional Sports Care Management, Inc. ("PSCM"), Fort Sutter Surgery Center, Inc. ("FSSCI") and ReadiCare, Inc. ("ReadiCare"). In connection with these mergers the Company issued an aggregate of 8,094,598 shares of its common stock. Costs and expenses of approximately $12,576,000, primarily legal, accounting and financial advisory fees, incurred by the Company in connection with the mergers have been recorded in operations during 1996 and reported as merger expenses in the accompanying consolidated statements of income.

The PSCM and ReadiCare mergers were accounted for as poolings of interests. However, due to the immateriality of these mergers, the Company's historical financial statements for all periods prior to the quarters in which the respective mergers were completed have not been restated. Instead, stockholders' equity has been increased by $43,230,000 to reflect the effects of the PSCM merger and $15,431,000 to reflect the effects of the ReadiCare merger. The results of operations of PSCM and ReadiCare are included in the accompanying financial statements from the date of acquisition forward. In addition, the FSSCI merger was a stock-for-stock acquisition. Stockholders' equity has been increased by $8,908,000 to reflect the effects of the merger.

On December 2, 1996, the Company entered into an agreement to acquire Health Images, Inc. ("Health Images") in a transaction to be accounted for as a pooling-of-interests. In the proposed transaction, Health Images stockholders will receive approximately 10,400,000 shares of the Company's common stock. Health Images operates 49 freestanding diagnostic imaging centers in 13 states and six in England. The effects of conforming the accounting policies of the Company and Health Images are not expected to be material. The effects on the accompanying financial statements of the pro forma results of operations, assuming the Health Images acquisition had occurred at the beginning of each of the three years ended December 31, 1996, are not material. This transaction is expected to be consummated in March 1997.

                    HEALTHSOUTH Corporation and Subsidiaries

3.  CASH, CASH EQUIVALENTS AND OTHER MARKETABLE SECURITIES

Cash, cash equivalents and other marketable securities consisted of the following:

                                                                             December 31
                                                              --------------------- ---------------------
                                                                      1995                  1996
                                                              --------------------- ---------------------
                                                                            (In thousands)

Cash                                                             $       140,476       $       138,235
Cash equivalents                                                          11,768                 9,793
                                                              --------------------- ---------------------
   Total cash and cash equivalents                                       152,244               148,028

Certificates of deposit                                                    1,962                 1,765
Municipal put bonds                                                          615                   495
Municipal put bond mutual funds                                              500                   500
Collateralized mortgage obligations                                        1,000                 1,000
                                                              --------------------- ---------------------
Total other marketable securities                                          4,077                 3,760
                                                              --------------------- ---------------------

Total cash, cash equivalents and other
   marketable securities (approximates
   market value)                                                 $       156,321       $       151,788
                                                              ===================== =====================



For purposes of the consolidated balance sheets and statements of cash flows, marketable securities purchased with an original maturity of ninety days or less are considered cash equivalents.

4.  OTHER ASSETS

Other assets consisted of the following:
                                                                              December 31
                                                               -------------------------------------------
                                                                       1995                  1996
                                                               --------------------- ---------------------
                                                                             (In thousands)

Notes and accounts receivable                                     $        24,628       $        38,359
Investment in Caretenders Health Corp.                                      7,417                 7,370
Prepaid long-term lease                                                     8,888                 8,397
Investments in other unconsolidated subsidiaries                            6,754                15,362
Real estate investments                                                    14,324                10,020
Trusteed funds                                                              1,879                 1,879
Other                                                                       4,978                 1,127
                                                               --------------------- ---------------------
                                                                  $        68,868       $        82,514
                                                               ===================== =====================

                    HEALTHSOUTH Corporation and Subsidiaries

4.  OTHER ASSETS (CONTINUED)

The Company has a 19% ownership interest in Caretenders Health Corp. ("Caretenders"); accordingly, the Company's investment is being accounted for using the equity method of accounting. The investment was initially valued at $7,250,000. The Company's equity in earnings of Caretenders for the years ended December 31, 1994, 1995 and 1996 was not material to the Company's results of operations.

It was not practicable to estimate the fair value of the Company's various investments in other unconsolidated subsidiaries (involved in operations similar to those of the Company) because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. The carrying amount at December 31, 1996 represents the original cost of the investments, which management believes is not impaired.

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                                                              December 31
                                                               -------------------------------------------
                                                                       1995                  1996
                                                               --------------------- ---------------------
                                                                             (In thousands)

Land                                                              $        76,686       $        81,089
Buildings                                                                 767,038               802,040
Leasehold improvements                                                     87,216               112,149
Furniture, fixtures and equipment                                         603,985               722,095
Construction-in-progress                                                   33,407                64,417
                                                               --------------------- ---------------------
                                                                        1,568,332             1,781,790
Less accumulated depreciation and amortization                            284,772               390,917
                                                               --------------------- ---------------------
                                                                  $     1,283,560       $     1,390,873
                                                               ===================== =====================

                    HEALTHSOUTH Corporation and Subsidiaries

6.  INTANGIBLE ASSETS

Intangible assets consisted of the following:

                                                                              December 31
                                                               -------------------------------------------
                                                                       1995                  1996
                                                               --------------------- ---------------------
                                                                             (In thousands)

Organizational, partnership formation and
    start-up costs                                                $       163,820       $       230,298
Debt issue costs                                                           34,973                34,389
Noncompete agreements                                                      70,636                85,894
Cost in excess of net asset value of purchased facilities                 736,195               899,788

                                                               --------------------- ---------------------
                                                                        1,005,624             1,250,369
Less accumulated amortization                                             131,713               200,711
                                                               --------------------- ---------------------
                                                                  $       873,911       $     1,049,658
                                                               ===================== =====================

7.  LONG-TERM DEBT

Long-term debt consisted of the following:
                                                                              December 31
                                                               -------------------------------------------
                                                                       1995                  1996
                                                               --------------------- ---------------------
                                                                             (In thousands)
Notes and bonds payable:
   Advances under a $1,000,000,000 credit agreement
     with banks                                                  $       790,000       $             -
   Advances under a $1,250,000,000 credit agreement
     with banks                                                                -               995,000
   9.5% Senior Subordinated Notes due 2001                               250,000               250,000
   5.0% Convertible Subordinated Debentures due 2001                     115,000               115,000

   Notes payable to banks and various  other notes
     payable,  at interest  rates from 5.5% to 9.75%                     180,166                77,270

   Hospital revenue bonds payable                                         32,337                22,503
Noncompete agreements payable with payments due at
   intervals ranging through December 2004                                24,161                26,256

                                                               --------------------- ---------------------
                                                                       1,391,664             1,486,029
Less amounts due within one year                                          35,175                35,409
                                                               --------------------- ---------------------
                                                                  $    1,356,489        $    1,450,620
                                                               ===================== =====================

                    HEALTHSOUTH Corporation and Subsidiaries

7.  Long-Term Debt (continued)

The fair value of total long-term debt approximates book value at December 31, 1995 and 1996. The fair values of the Company's long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

During 1995, the Company entered into a Credit Agreement with NationsBank, N.A. ("NationsBank") and other participating banks (the "1995 Credit Agreement") which consisted of a $1,000,000,000 revolving credit facility. On April 18, 1996, the Company amended and restated the 1995 Credit Agreement to increase the size of the revolving credit facility to $1,250,000,000 (the "1996 Credit Agreement"). Interest is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. The Company is required to pay a fee on the unused portion of the revolving credit facility ranging from 0.08% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on March 31, 2001. The Company provided a negative pledge on all assets under the 1996 Credit Agreement, and the lenders released the first priority security interest in all shares of stock of the Company's subsidiaries and rights and interests in the Company's controlled partnerships which had been granted under the 1995 Credit Agreement. At December 31, 1996, the effective interest rate associated with the 1996 Credit Agreement was approximately 5.87%.

On March 24, 1994, the Company issued $250,000,000 principal amount of 9.5% Senior Subordinated Notes due 2001 (the "Notes"). Interest is payable on April 1 and October 1. The Notes are senior subordinated obligations of the Company and as such are subordinated to all existing and future senior indebtedness of the Company, and also are effectively subordinated to all existing and future liabilities of the Company's subsidiaries and partnerships. The Notes rank senior to all subordinated indebtedness of the Company, including the 5% Convertible Subordinated Debentures due 2001 described below. The Notes mature on April 1, 2001.

Also on March 24, 1994, the Company issued $100,000,000 principal amount of 5% Convertible Subordinated Debentures due 2001 (the "Convertible Debentures"). An additional $15,000,000 of Convertible Debentures was issued in April 1994 to cover underwriters' overallotments. Interest is payable on April 1 and October
1. The

                    HEALTHSOUTH Corporation and Subsidiaries

7.  Long-Term Debt (continued)

Convertible Debentures are convertible into common stock of the Company at the option of the holder at a conversion price of $9.406 per share, subject to adjustment upon the occurrence of certain events.

In June 1994, SHC (see Note 2) issued $75,000,000 principal amount of 11.5% Senior Subordinated Notes due July 15, 2004 (the "SHC Notes"). The proceeds of the SHC Notes were used to pay down indebtedness outstanding under other existing credit facilities. During 1995, the Company purchased $67,500,000 of the $75,000,000 outstanding principal amount of the SHC Notes in a tender offer at 115% of the face value of the Notes, and the remaining $7,500,000 balance was purchased on the open market, using proceeds from the Company's other long-term credit facilities. The loss on retirement of the SHC Notes totaled approximately $14,606,000. The loss consists of the premium, write-off of unamortized bond issue costs and other fees and is included in merger and acquisition related expenses in the accompanying 1995 consolidated statement of income (see Note 2).

Principal maturities of long-term debt are as follows:

Year ending December 31                                       (In thousands)
-----------------------                                    ---------------------

1997                                                          $       35,409
1998                                                                  25,932
1999                                                                  16,715
2000                                                                  11,117
2001                                                               1,367,788
After 2001                                                            29,068
                                                           ---------------------
                                                              $    1,486,029
                                                           =====================

8.  STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for
Stock-Based  Compensation"  ("FAS  123"),  requires  the  use  of

                    HEALTHSOUTH Corporation and Subsidiaries

8.  Stock Options (continued)

option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company has various stockholder-approved stock option plans which provide for the grant of options to directors, officers and other key employees to purchase common stock at 100% of the fair market value as of the date of grant. The Audit and Compensation Committee of the Board of Directors administers the stock option plans. Options may be granted as incentive stock options or as non-qualified stock options. Incentive stock options vest 25% annually, commencing upon completion of one year of employment subsequent to the date of grant. Non-qualified stock options generally are not subject to any vesting provisions. The options expire at dates ranging from five to ten years from the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 5.87% and 6.01%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .36 and .37; and a weighted-average expected life of the options of 4.3 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                    HEALTHSOUTH Corporation and Subsidiaries

8.  STOCK OPTIONS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for per share amounts):

                                              1995                    1996
                                       -----------------------------------------

Pro forma net income                     $        74,330      $       193,417
Pro forma earnings per share:
    Primary                              $          0.25      $          0.59
    Fully diluted                        $          0.25      $          0.58

The effect of compensation expense from stock options on 1995 pro forma net income reflects only the vesting of 1995 awards. However, 1996 pro forma net income reflects the second year of vesting of the 1995 awards and the first year of vesting of 1996 awards. Not until 1998 is the full effect of recognizing compensation expense for stock options representative of the possible effects on pro forma net income for future years.

A summary of the Company's stock option activity and related information for the years ended December 31 follows:


                                           1994                     1995                      1996
                                 ------------------------- ------------------------ -------------------------
                                               Weighted                 Weighted                  Weighted
                                               Average                   Average                  Average
                                  Options      Exercise     Options     Exercise     Options      Exercise
                                   (000)        Price        (000)        Price       (000)        Price
                                 ----------- ------------- ----------- ------------ ----------- -------------

Options outstanding January 1:     30,452        N/A          29,216     $      4      33,988     $      5
     Granted                        3,188        N/A           7,310            9       4,557           17
     Exercised                     (3,856)       N/A          (2,202)           4      (6,540)           5
     Canceled                        (568)       N/A           (336)            5        (255)           6
                                 -----------               -----------              -----------
Options outstanding at
    December 31                    29,216        N/A          33,988     $      5      31,750     $      7

Options exercisable at
    December 31                    22,466        N/A          26,003     $      5      26,992     $      6

Weighted average fair value of
    options granted during the
    year                              N/A                   $   3.81                  $  7.13

The weighted average remaining contractual life for options outstanding as of December 31, 1996 is 6.63 years.

                    HEALTHSOUTH Corporation and Subsidiaries

9.  ACQUISITIONS

1994 Acquisitions

At various dates during 1994, the Company acquired 53 separate outpatient operations and a majority equity interest in five outpatient surgery centers located throughout the United States. The combined purchase price of these acquired outpatient operations was approximately $80,456,000. The Company also acquired a specialty medical center in Dallas, Texas, a therapy staffing service, a diagnostic imaging company, four physical therapy practices and two home health agencies. The combined purchase price of these operations was approximately $32,044,000. The form of consideration constituting the total purchase prices of $112,500,000 was approximately $88,455,000 in cash, $14,122,000 in notes payable and approximately 624,000 shares of common stock valued at $9,923,000.

In connection with these transactions, the Company entered into noncompete agreements with former owners totaling $10,814,000. In general, these noncompete agreements are payable in monthly or quarterly installments over periods ranging from five to ten years.

The fair value of the total net assets relating to the 1994 acquisitions described above was approximately $17,958,000. The total cost for 1994 acquisitions exceeded the fair value of the net assets acquired by approximately $94,542,000. The Company evaluated each acquisition independently to determine the appropriate amortization period for the cost in excess of net asset value of purchased facilities. Each evaluation included an analysis of historic and projected financial performance, evaluation of the estimated useful lives of buildings and fixed assets acquired, the indefinite lives of certificates of need and licenses acquired, the competition within local markets, lease terms where applicable, and the legal term of partnerships where applicable. Based on these evaluations, the Company determined that the cost in excess of net asset value of purchased facilities relating to the 1994 acquisitions should be amortized over periods ranging from 25 to 40 years on a straight-line basis. No other identifiable intangible assets were recorded in the acquisitions described above.

All of the 1994 acquisitions described above were accounted for as purchases and, accordingly, the results of operations of the acquired businesses (not material individually or in the aggregate) are included in the accompanying consolidated financial statements from their respective dates of acquisition.

                    HEALTHSOUTH Corporation and Subsidiaries

9. Acquisitions (continued)

1995 Acquisitions

Effective April 1, 1995, the Company acquired the rehabilitation hospitals division of NovaCare, Inc. ("NovaCare"), consisting of 11 rehabilitation hospitals, 12 other facilities, and certificates of need to build two other facilities. The total purchase price for the NovaCare facilities was approximately $235,000,000 in cash. The cost in excess of net asset value was approximately $173,000,000. Of this excess, approximately $129,000,000 was allocated to leasehold value and the remaining $44,000,000 to cost in excess of net asset value of purchased facilities. As part of the acquisition, the Company acquired approximately $4,790,000 in deferred tax assets. The Company also provided approximately $10,000,000 for the write-down of certain assets to net realizable value as the result of a planned facility consolidation in a market where the Company's existing services overlapped with those of an acquired facility. The planned employee separations and facility consolidation were completed by the end of 1995.

Effective December 1, 1995, the Company acquired Caremark Orthopedic Services Inc. ("Caremark"). At the time of the acquisition, Caremark owned and operated approximately 120 outpatient rehabilitation centers in 13 states. The total purchase price was approximately $127,500,000 in cash.

Also at various dates during 1995, the Company acquired 70 separate outpatient rehabilitation operations located throughout the United States, three physical therapy practices, one home health agency, one nursing home, 75 licensed subacute beds, five outpatient surgery centers and one outpatient diagnostic imaging operation. The combined purchase prices of these acquisitions was approximately $136,724,000. The form of consideration constituting the combined purchase prices was approximately $117,405,000 in cash and $19,319,000 in notes payable.

In connection with these transactions, the Company entered into noncompete agreements with former owners totaling $16,222,000. In general, these noncompete agreements are payable in monthly or quarterly installments over periods ranging from five to ten years.

The fair value of the total net assets relating to the 1995 acquisitions described above, excluding the NovaCare acquisition, was approximately $72,844,000. The total cost of these acquisitions exceeded the fair value of the net assets acquired by approximately

                    HEALTHSOUTH Corporation and Subsidiaries

9. ACQUISITIONS (CONTINUED)

$191,380,000. Based on the evaluation of each acquisition utilizing the criteria described above, the Company determined that the cost in excess of net asset value of purchased facilities relating to the 1995 acquisitions should be amortized over periods ranging from 25 to 40 years on a straight-line basis. No other identifiable intangible assets were recorded in the acquisitions described above.

All of the 1995 acquisitions described above were accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements from their respective dates of acquisition. With the exception of NovaCare, none of the above acquisitions were material individually or in the aggregate.

1996 Acquisitions

At various dates during 1996, the Company acquired 80 outpatient rehabilitation facilities, three outpatient surgery centers, one inpatient rehabilitation hospital, and one diagnostic imaging center. The acquired operations are located throughout the United States. The total purchase price of the acquired operations was approximately $104,321,000. The form of consideration constituting the total purchase prices was approximately $92,319,000 in cash and $12,002,000 in notes payable.

In connection with these transactions, the Company entered into noncompete agreements with former owners totaling $11,900,000. In general, these noncompete agreements are payable in monthly or quarterly installments over periods ranging from five to ten years.

The fair value of the total net assets relating to the 1996 acquisitions described above was approximately $40,259,000. The total cost of the 1996 acquisitions exceeded the fair value of the net assets acquired by approximately $64,062,000. Based on the evaluation of each acquisition utilizing the criteria described above, the Company determined that the cost in excess of net asset value of purchased facilities relating to the 1996 acquisitions should be amortized over periods ranging from 25 to 40 years on a straight-line basis. No other identifiable intangible assets were recorded in the acquisitions described above.

                    HEALTHSOUTH Corporation and Subsidiaries

9. ACQUISITIONS (CONTINUED)

All of the 1996 acquisitions described above were accounted for as purchases and, accordingly, the results of operations of the acquired businesses (not material individually or in the aggregate) are included in the accompanying consolidated financial statements from their respective dates of acquisition.

10.  Income Taxes

HEALTHSOUTH and its subsidiaries file a consolidated federal income tax return. The limited partnerships and limited liability companies file separate income tax returns. HEALTHSOUTH's allocable portion of each partnership's income or loss is included in the taxable income of the Company. The remaining income or loss of each partnership is allocated to the limited partners.

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

                                       59

                    HEALTHSOUTH Corporation and Subsidiaries



10.  INCOME TAXES (CONTINUED)

                                                   Current              Noncurrent              Total
                                             --------------------- --------------------- ---------------------
                                                                      (In thousands)
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
                                             ===================== ===================== =====================

At December 31, 1996, the Company has net operating loss carryforwards of approximately $13,546,000 for income tax purposes expiring through the year 2009. Those carryforwards resulted from the Company's acquisitions of Diagnostic Health Corporation, Renaissance Rehabilitation Center, Inc. and Rebound, Inc.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 are as follows:

                                                      Current            Noncurrent            Total
                                                 ------------------- ------------------- -------------------
                                                                       (In thousands)
Deferred tax assets:
   Acquired net operating loss                      $           -       $       5,283       $       5,283
   Development costs                                            -                 849                 849
   Accruals                                                 6,626                   -               6,626
   Allowance for bad debts                                 31,704                   -              31,704
   Other                                                    1,915               2,597               4,512
                                                 ------------------- ------------------- -------------------
Total deferred tax assets                                  40,245               8,729              48,974

                    HEALTHSOUTH Corporation and Subsidiaries

10.  INCOME TAXES (CONTINUED)

                                                      Current            Noncurrent            Total
                                                 ------------------- ------------------- -------------------
                                                                       (In thousands)
Deferred tax liabilities:
   Depreciation and amortization                    $           -       $      14,361       $      14,361
   Purchase price accounting                                    -               4,802               4,802
   Non-accrual experience method                           17,694                   -              17,694
   Contracts                                                3,849                   -               3,849
   Capitalized costs                                        5,013              17,436              22,449
   Other                                                    1,837                 927               2,764
                                                 ------------------- ------------------- -------------------
Total deferred tax liabilities                             28,393              37,526              65,919
                                                 ------------------- ------------------- -------------------
Net deferred tax assets (liabilities)               $      11,852       $     (28,797)      $     (16,945)
                                                 =================== =================== ===================

The provision for income taxes was as follows:

                                                                  Year ended December 31
                                             -----------------------------------------------------------------
                                                     1994                  1995                  1996
                                             --------------------- --------------------- ---------------------
                                                                      (In thousands)
Currently payable:
     Federal                                    $        70,641       $        66,927       $       113,262
     State                                               10,362                 8,914                13,451
                                             --------------------- --------------------- ---------------------
                                                         81,003                75,841               126,713
Deferred (benefit) expense :
     Federal                                            (14,046)                  342                12,138
     State                                               (1,836)                   38                 1,387
                                             --------------------- --------------------- ---------------------
                                                        (15,882)                  380                13,525
                                             ===================== ===================== =====================
Total provision                                 $        65,121       $        76,221       $       140,238
                                             ===================== ===================== =====================



As part of the acquisitions of PSCM, Readicare and FSSCI, the Company acquired approximately $1,664,000 in deferred tax liabilities.

                    HEALTHSOUTH Corporation and Subsidiaries

10.  INCOME TAXES (CONTINUED)

The difference between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes was as follows:

                                                                  Year ended December 31
                                             -----------------------------------------------------------------
                                                     1994                  1995                  1996
                                             --------------------- --------------------- ---------------------
                                                                      (In thousands)

Federal taxes at statutory rates                $        64,636       $        74,161       $       143,673
Add (deduct):
   State income  taxes,  net of federal tax
     benefit                                              4,899                 5,832                 9,645
   Minority interests                                   (11,014)              (15,102)              (17,303)
   Disposal/impairment/merger charges                       668                 9,955                 6,563

   Other                                                  5,932                 1,375                (2,340)
                                             --------------------- --------------------- ---------------------
                                                $        65,121       $        76,221       $       140,238
                                             ===================== ===================== =====================

11.  COMMITMENTS AND CONTINGENCIES

The Company is a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

At December 31, 1996, anticipated capital expenditures for the next twelve months are $350,000,000. This amount includes expenditures for maintenance and expansion of the Company's existing facilities as well as development and integration of the Company's services in selected metropolitan markets.

Beginning December 1, 1993, the Company became self-insured for professional liability and comprehensive general liability. The Company purchased coverage for all claims incurred prior to December 1, 1993. In addition, the Company purchased underlying insurance which would cover all claims once established limits have been exceeded. It is the opinion of management that at December 31, 1996, the Company has adequate reserves to cover losses on asserted and unasserted claims.

                    HEALTHSOUTH Corporation and Subsidiaries

11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Operating leases generally consist of short-term lease agreements for buildings where facilities are located. These leases generally have 5-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Total rental expense for all operating leases was $75,355,000, $100,183,000 and $127,741,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

The following is a schedule of future minimum lease payments under all operating leases having initial or remaining non-cancelable lease terms in excess of one year:

Year ending December 31                                     (In thousands)
-----------------------                                  ---------------------

1997                                                        $      108,187
1998                                                                99,079
1999                                                                86,178
2000                                                                71,485
2001                                                                55,862
After 2001                                                         249,566
                                                         ---------------------
                                                            $      670,357
                                                         =====================

12.  EMPLOYEE BENEFIT PLANS

The Company has a 401(k) savings plan which matches 15% of the first 4% of earnings that an employee contributes. All contributions are in the form of cash. All employees who have completed one year of service with a minimum of 1,000 hours worked are eligible to participate in the plan. Company contributions are gradually vested over a seven-year service period. Contributions to the plan by the Company were approximately $1,168,000, $1,287,000 and $2,087,000 in 1994, 1995 and 1996, respectively.

                    HEALTHSOUTH Corporation and Subsidiaries

12.  EMPLOYEE BENEFIT PLANS (CONTINUED)

In 1991, the Company established an Employee Stock Ownership Plan ("ESOP") for the purpose of providing substantially all employees of the Company the opportunity to save for their retirement and acquire a proprietary interest in the Company. The ESOP currently owns approximately 3,320,000 shares of the Company's common stock, which were purchased with funds borrowed from the Company, $10,000,000 in 1991 (the "1991 ESOP Loan") and $10,000,000 in 1992 (the
"1992 ESOP Loan"). At December 31, 1996, the combined ESOP Loans had a balance of $14,148,000. The 1991 ESOP Loan, which bears an interest rate of 10%, is payable in annual installments covering interest and principal over a ten-year period beginning in 1992. The 1992 ESOP Loan, which bears an interest rate of 8.5%, is payable in annual installments covering interest and principal over a ten-year period beginning in 1993. Company contributions to the ESOP began in 1992 and shall at least equal the amount required to make all ESOP loan amortization payments for each plan year. The Company recognizes compensation expense based on the shares allocated method. Compensation expense related to the ESOP recognized by the Company was $3,673,000, $3,524,000 and $3,198,000 in 1994, 1995 and 1996, respectively. Interest incurred on the ESOP Loans was approximately $1,608,000, $1,460,000 and $1,298,000 in 1994, 1995 and 1996,
respectively. Approximately 1,212,000 shares owned by the ESOP have been allocated to participants at December 31, 1996.

During 1993, the American Institute of Certified Public Accountants issued Statement of Position 93-6, "Employers Accounting for Employee Stock Ownership Plans" ("SOP 93-6"). Among other provisions, SOP 93-6 requires that compensation expense relating to employee stock ownership plans be measured based on the fair market value of the shares when allocated to the employees. The provisions of SOP 93-6 apply only to leveraged ESOPs formed after December 31, 1992, or shares newly acquired by an existing leveraged ESOP after December 31, 1992. Because all shares owned by the Company's ESOP were acquired prior to December 31, 1992, the Company's accounting policies for the shares currently owned by the ESOP are not affected by SOP 93-6.

                    HEALTHSOUTH Corporation and Subsidiaries

13. LOSS ON DISPOSAL OF SURGERY CENTERS

During the fourth quarter of 1994, the Company adopted a formal plan to dispose of three surgery centers and certain other properties during 1995. Accordingly, a loss of $13,197,000 was made to reflect the expected losses resulting from the disposal of these centers. The loss is comprised primarily of losses on the sale of owned facilities and equipment, write-off of intangible and other assets, and accrual of future operating lease obligations and estimated operating losses through the anticipated date of disposal.

The following are the major components of the loss (in thousands):

Write-down of land, buildings and equipment                                            $         4,806
Write-off of excess of cost over fair value of net assets
  acquired and other assets                                                                      2,762
Estimated operating losses through anticipated date of disposal                                  1,750
Accrual of future lease commitments and other obligations
  resulting from disposal                                                                        3,879
                                                                                    ----------------------
                                                                                       $        13,197
                                                                                    ======================


The closings of the three surgery centers were completed by December 31, 1995. An accrual of $929,000 is included in accrued liabilities on the accompanying December 31, 1995 consolidated balance sheet for the remaining costs to be incurred relative to the disposal of these surgery centers and the other properties. The remaining accrual was used in 1996.

14.  IMPAIRMENT OF LONG-TERM ASSETS

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

                    HEALTHSOUTH Corporation and Subsidiaries

14.  IMPAIRMENT OF LONG-TERM ASSETS (CONTINUED)

A ReLife facility in central Florida incurred tornado damage and has not operated since September 1993. During 1994, management of ReLife determined that it was probable that this facility would not reopen. Start-up costs of $1,600,000 were written off. This facility is leased under an operating lease as described in Note 11 through the year 2001. An impairment accrual has been established based on the projected undiscounted net cash flows related to this non-operating facility for the remainder of the lease term. The accrual totaled $5,900,000 and consists of $4,700,000 in lease payments and $1,200,000 in fixed costs and operating expenses, including property taxes, maintenance, security and other related costs.

During 1994, ReLife entered into a contract for a new information system. Payments under the contract and related costs were capitalized during the year. After the agreement to merge with HEALTHSOUTH was entered into, the computer project was abandoned, resulting in a write-off of capitalized cost of $4,500,000.

In 1995, the Company recorded an asset impairment charge of approximately $53,549,000 relating to goodwill and tangible assets identifiable with fourteen surgery centers. Approximately $47,984,000 of this charge related to ten surgery centers which the Company intends to operate on an ongoing basis, while the remaining loss of $5,565,000 is identifiable with four surgery centers which the Company decided during the fourth quarter of 1995 to close.

With respect to the ten surgery centers the Company intends to continue operating, certain events occurred in the fourth quarter of 1995 which significantly impacted the Company's estimates of future cash flows to be received from these centers. Those events primarily related to a decline in operating results combined with a deterioration in relationships with key physicians at certain of those locations. As a result of these events, the Company revised its estimates of undiscounted cash flows to be received over the remaining estimated useful lives of these centers and determined that goodwill and other long-lived assets (primarily property and equipment) had been impaired.  The Company  developed its best  estimates of future  operating  cash flows at these locations considering future requirements for capital expenditures as well as the impact of inflation. The projections of cash flows also took into account estimates of significant one-time expenses as well as estimates of additional revenues and resulting income from future marketing efforts in the respective locations. The amount of the impairment charge was

                    HEALTHSOUTH Corporation and Subsidiaries

14.  IMPAIRMENT OF LONG-TERM ASSETS (CONTINUED)

determined by discounting the estimates of future cash flows, using an estimated 8.5% incremental borrowing rate which management believes is commensurate with the risks involved. The resulting net present value of future cash flows was then compared to the historical net book value of goodwill and other long-lived assets at each operating location which resulted in an impairment loss relative to these centers of $47,984,000.

The remaining impairment charge of $5,565,000 relating to the centers to be closed was based on the fair value of the related assets less estimated costs to sell. One of these facilities is expected to be sold by the middle of 1997. The Company continues to operate the remaining three facilities and is evaluating its alternatives for their disposition. Assets held for sale having a remaining net book value of $2,839,000 and $2,309,000 are included in property and equipment on the accompanying December 31, 1995 and 1996 balance sheets, respectively.

The above amounts are included in operations for 1995 in the accompanying consolidated statement of income.

15.  SUBSEQUENT EVENTS

On January 17, 1997, the Company's Board of Directors authorized a two-for-one stock split to be effected in the form of a 100% stock dividend, subject to the approval by the Company's stockholders of an amendment to its Certificate of Incorporation increasing the number of authorized shares of common stock from 250,000,000 to 500,000,000. The Company's stockholders approved the amendment on March 12, 1997. The stock dividend is payable on March 17, 1997 to holders of record on March 13, 1997. Accordingly, all share and per share amounts included in the accompanying financial statements have been restated to give effect to the stock split.

On February 17, 1997, the Company entered into a definitive agreement to acquire Horizon/CMS Healthcare Corporation ("Horizon/CMS") in a stock-for-stock merger in which the stockholders of Horizon/CMS will receive .84338 (after adjustment for the two-for-one stock split) of a share of the Company's common stock per share of Horizon/CMS common stock. The transaction is valued at approximately $1,600,000,000, including the assumption by the Company of approximately $700,000,000 in Horizon/CMS debt. It is expected that the acquisition will be accounted

                    HEALTHSOUTH Corporation and Subsidiaries

15.  SUBSEQUENT EVENTS (CONTINUED)

for as a purchase. Horizon/CMS operates 33 inpatient rehabilitation hospitals, 58 specialty hospitals and subacute units and 282 outpatient rehabilitation centers. Horizon/CMS also owns, leases or manages 267 long-term care facilities, a contract therapy business, an institutional pharmacy business and other healthcare services. Consummation of the transaction is subject to various regulatory approvals, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and to the satisfaction of certain other conditions. The Company currently anticipates that the transaction will be consummated in mid-1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company has not changed independent accountants within the 24 months prior to December 31, 1996.


                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS.


Directors

          The following table sets forth certain information with respect to the Company's Directors.

                                                            PRINCIPAL OCCUPATION
                                                              AND ALL POSITIONS                     A DIRECTOR
            NAME                      AGE                     WITH THE COMPANY                         SINCE
            ----                      ---                     ----------------                         -----
Richard M. Scrushy                    44                    Chairman of the Board                      1984
                                                         and Chief Executive Officer
                                                                and Director

James P. Bennett                      39            President and Chief Operating Officer              1993
                                                                and Director

Phillip C. Watkins, M.D.              55               Physician, Birmingham, Alabama,                 1984
                                                                and Director

George H. Strong                      70            Private Investor, Locust, New Jersey,              1984
                                                                and Director

C. Sage Givens                        40                      General Partner,                         1985
                                                           Acacia Venture Partners
                                                                and Director

Charles W. Newhall III                52                   Partner, New Enterprise                     1985
                                                      Associates Limited Partnerships,
                                                                and Director

Aaron Beam, Jr.                       53                Executive Vice President and                   1993
                                                           Chief Financial Officer
                                                                and Director

Larry R. House                        53              Chairman of the Board, President                 1993
                                                        and Chief Executive Officer,
                                                             MedPartners, Inc.,
                                                                and Director

Anthony J. Tanner                     48                 Executive Vice President--                    1993
                                                        Administration and Secretary
                                                                and Director

P. Daryl Brown                        42             President-- HEALTHSOUTH Outpatient                1995
                                                            Centers and Director






                                                            PRINCIPAL OCCUPATION
                                                              AND ALL POSITIONS                     A DIRECTOR
            NAME                      AGE                     WITH THE COMPANY                         SINCE
            ----                      ---                     ----------------                         -----

John S. Chamberlin                    68                      Private Investor,                        1993
                                                           Princeton, New Jersey,
                                                                and Director

Richard F. Celeste                    59                      Managing Partner,                        1991
                                                          Celeste and Sabaty, Ltd.
                                                                and Director

Joel C. Gordon                        68                      Private Investor,                        1996
                                                            Nashville, Tennessee,
                                                          Consultant to the Company
                                                                and Director

Raymond J. Dunn III                   54                      Private Investor,                        1996
                                                           Woburn, Massachusetts,
                                                          Consultant to the Company
                                                                and Director

         Richard M. Scrushy, one of the Company's management founders, has served as Chairman of the Board and Chief Executive Officer of the Company since 1984, and also served as President of the Company from 1984 until March 1995. From 1979 to 1984, Mr. Scrushy was with Lifemark Corporation, a publicly-owned healthcare corporation, serving in various operational and management positions. Mr. Scrushy is also a director of MedPartners, Inc., a publicly-traded physician practice management company, and Chairman of the Board of Capstone Capital, Inc., a publicly-traded real estate investment trust. He also serves on the boards of directors of several privately-held healthcare corporations.

         Phillip C. Watkins, M.D., FACC, is and has been for more than five years in the private practice of medicine in Birmingham, Alabama. A graduate of The Medical College of Alabama, Dr. Watkins is a Diplomate of the American Board of Internal Medicine. He is also a Fellow of the American College of Cardiology and the Subspecialty Board of Cardiovascular Disease.

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

         C. Sage Givens is a general partner of Acacia Venture Partners, a private venture capital fund capitalized at $66,000,000. From 1983 to June 30, 1995, Ms. Givens was a general partner of First Century Partners, a private venture capital fund capitalized at $100,000,000. Ms. Givens managed the fund's healthcare investments. Ms. Givens serves on the boards of directors of PhyCor, Inc. and UroHealth Systems, Inc., both publicly-traded healthcare corporations, and several privately-held healthcare companies.

         Charles W. Newhall III is a general partner and founder of New Enterprise Associates Limited Partnerships, Baltimore, Maryland, where he has been engaged in the venture capital business since 1978. Mr. Newhall is also a director of Integrated Health Services, Inc., MedPartners, Inc. and Opta Food Ingredients, Inc., all of which are publicly-traded corporations.

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

         John S. Chamberlin retired in 1988 as president and chief operating officer of Avon Products, Inc., a position he had held since 1985. From 1976 until 1985, he served as chairman and chief executive officer of Lenox, Incorporated, after 22 years in various assignments for General Electric. From 1990 to 1991, he served as chairman and chief executive officer of New Jersey Publishing Co. Mr. Chamberlin is chairman of the board of Life Fitness Company and WNS, Inc., and is a director of The Scotts Company and UroHealth Systems, Inc. He is a member of the Board of Trustees of the Medical Center at Princeton and the Board of Overseers of Parsons School of Design and is a trustee of the Woodrow Wilson National Fellowship Foundation.

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

         Joel C. Gordon served as Chairman of the Board of Directors of SCA from its founding in 1982 until January 17, 1996, when SCA was acquired by the Company. Mr. Gordon also served as Chief Executive Officer of SCA from 1987 until January 17, 1996. Mr. Gordon serves on the boards of directors of Genesco, Inc., an apparel manufacturer, and SunTrust Bank of Nashville, N.A.

         Raymond J. Dunn, III served as Chief Executive Officer of Advantage Health from 1986 until March 14, 1996, when Advantage Health was acquired by the Company. In addition, he served as Chairman of its Board of Directors from 1990 to March 14, 1996 and as its President from 1994 to March 14, 1996. From 1987 to 1990, he served as Vice Chairman of the Board of Advantage Health. From 1979 to 1986, Mr. Dunn was Chief Executive Officer of a former subsidiary of Advantage Health responsible for management of Advantage Health's operations. From 1970 to 1978, he was Administrator of New England Rehabilitation Hospital, Inc. Mr. Dunn has elected to retire from the Board of Directors at the 1997 Annual Meeting of Stockholders to pursue other interests.


EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to the Company's executive officers.

                                                                ALL POSITIONS                       AN OFFICER
            NAME                      AGE                     WITH THE COMPANY                         SINCE
            ----                      ---                     ----------------                         -----
Richard M. Scrushy                    44                    Chairman of the Board                      1984
                                                       and Chief Executive Officer and
                                                                  Director

James P. Bennett                      39            President and Chief Operating Officer              1991
                                                                and Director

Aaron Beam, Jr.                       53             Executive Vice President and Chief                1984
                                                       Financial Officer and Director

Anthony J. Tanner                     48          Executive Vice President-- Administration            1984
                                                         and Secretary and Director

Michael D. Martin                     36                 Executive Vice President--                    1989
                                                            Finance and Treasurer

Thomas W. Carman                      45                 Executive Vice President--                    1985
                                                            Corporate Development

P. Daryl Brown                        42                   President-- HEALTHSOUTH                     1986
                                                       Outpatient Centers and Director

Robert E. Thomson                     49                   President-- HEALTHSOUTH                     1987
                                                            Inpatient Operations

Russell H. Maddox                     56                   President-- HEALTHSOUTH                     1995
                                                               Imaging Centers






William T. Owens                      38                  Senior Vice President--                      1986
                                                           Finance and Controller

William W. Horton                     37                  Senior Vice President and                    1994
                                                            Corporate Counsel and
                                                             Assistant Secretary

         Biographical information for Messrs. Scrushy, Bennett, Beam, Tanner and Brown is set forth above under this Item, "Directors and Executive Officers -- Directors".

         Michael D. Martin joined the Company in October 1989 as Vice President and Treasurer, and was named Senior Vice President -- Finance and Treasurer in February 1994 and Executive Vice President -- Finance and Treasurer in May 1996. From 1983 through September 1989, Mr. Martin specialized in healthcare lending with AmSouth Bank N.A., Birmingham, Alabama, where he was a Vice President immediately prior to joining the Company. Mr. Martin is a Director of Capstone Capital, Inc.

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

         William W. Horton joined the Company in July 1994 as Group Vice President -- Legal Services and was named Senior Vice President and Corporate Counsel in May 1996. From August 1986 through June 1994, Mr. Horton practiced corporate, securities and healthcare law with the Birmingham, Alabama-based firm of Haskell Slaughter Young & Johnston, Professional Association, where he served as Chairman of the Healthcare Practice Group.

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


COMPLIANCE WITH SECTION 16(A) OF THE
   SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Officers, Directors and beneficial owners of more than 10% of the Company's Common Stock are required by Securities and
Exchange  Commission  regulations  to furnish  the  Company  with  copies of all
Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that for the period from January 1, 1996, through December 31, 1996, all of its officers, Directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except as set forth below.

         Raymond J. Dunn, III, a retiring Director of the Company, did not timely report sales aggregating 393,330 shares of the Company's Common Stock in four transactions in September 1996 and "private collar" derivative security transactions covering an aggregate of 2,162,478 shares of the Company's Common Stock in June 1996. All such transactions were reported on Form 5 in February 1997.

ITEM 11.          EXECUTIVE COMPENSATION.


EXECUTIVE COMPENSATION -- GENERAL

         The following table sets forth compensation paid or awarded to the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company (the "Named Executive Officers") for all services rendered to the Company and its subsidiaries in 1994, 1995 and 1996.

                                            SUMMARY COMPENSATION TABLE

                                           ANNUAL COMPENSATION            LONG-TERM COMPENSATION
                                                         BONUS/ANNUAL      STOCK       LONG-TERM          ALL
                                                           INCENTIVE      OPTION       INCENTIVE      OTHER COM-
NAME AND PRINCIPAL POSITION         YEAR       SALARY       AWARD         AWARDS        PAYOUTS      PENSATION (1)
---------------------------         ----       ------       -----         ------        -------      -------------
Richard M. Scrushy                  1994    $1,207,228   $ 2,000,000            --        --         $ 12,991
Chairman of the Board               1995     1,737,526     5,000,000     2,000,000        --          650,108 (2)
and Chief Executive Officer         1996     3,380,295     8,000,000     1,500,000        --           34,280 (2)

James P. Bennett                    1994       357,740       250,000            --        --           10,760
President and Chief                 1995       371,558       600,000       300,000        --            7,835
Operating Officer                   1996       485,110       800,000       200,000        --           32,106 (2)

Michael D. Martin                   1994       189,013       250,000            --        --            7,311
Executive Vice President            1995       165,626       500,000       170,000        --            7,919
and Treasurer                       1996       270,164       750,000       120,000        --           31,587 (2)

P. Daryl Brown                      1994       272,573       200,000            --        --           10,226
President-- HEALTHSOUTH             1995       263,462       300,000       260,000        --            8,580
Outpatient Centers                  1996       324,345       400,000       100,000        --           11,181

Aaron Beam, Jr.                     1994       298,223       175,000            --        --           11,272
Executive Vice President            1995       247,903       300,000       200,000        --            8,695
and Chief Financial Officer         1996       287,417       350,000        30,000        --           33,314 (2)

--------------------

(1) Includes car allowances of $500 per month for Mr. Scrushy and $350 per month for the other Named Executive Officers. Also includes (a) matching contributions under the Company's Retirement Investment Plan for 1994, 1995 and 1996, respectively, of: $318, $292 and $708 to Mr. Scrushy; $355, $900 and $1,289 to Mr. Beam; $625, $900 and $1,425 to Mr. Bennett; $526, $900
     and $1,371 to Mr. Martin; and $274, $900 and $1,897 to Mr. Brown; (b) awards under the Company's Employee Stock Benefit Plan for 1994, 1995 and 1996, respectively, of $4,910, $1,626 and $3,389 to Mr. Scrushy; $4,910,
     $1,626 and $3,389 to Mr. Beam;  $4,910,  $1,626 and $3,387 to Mr.  Bennett;
     $1,345,  $1,626 and $3,386 to Mr. Martin; and $4,910,  $1,626 and $3,389 to
     Mr. Brown; and (c) split-dollar life insurance premiums paid in 1994 and 1995 of $1,723, $2,190 and $2,312 with respect to Mr. Scrushy; $1,807,
     $1,969 and $2,559 with respect to Mr. Beam; $1,025,  $1,109 and $1,217 with respect to Mr. Bennett; $1,240, $1,193 and $752 with respect to Mr. Martin; and $842, $1,854 and $1,695 with respect to Mr. Brown. See this Item, "Executive Compensation-- Retirement Investment Plan" and "Executive Compensation-- Employee Stock Benefit Plan".

(2) In addition to the amounts described in the preceding footnote, includes the conveyance of real property valued at $640,000 to Mr. Scrushy in 1995, and the forgiveness of loans in the amount of $21,877 each owed by Messrs. Scrushy, Beam, Bennett and Martin in 1996.

STOCK OPTION GRANTS IN 1996

                                                             INDIVIDUAL GRANTS

                                                 % OF TOTAL
                                                   OPTIONS
                                  NUMBER OF      GRANTED TO        EXERCISE
                                   OPTIONS      EMPLOYEES IN         PRICE     EXPIRATION         GRANT DATE
NAME                               GRANTED       FISCAL YEAR       PER SHARE      DATE         PRESENT VALUE (1)
-----                             ---------     -------------    -------------  --------     -------------------

Richard M. Scrushy                1,500,000          36.9%         $ 16.25       1/17/06         $  10,982,625

James P. Bennett                    200,000           4.9%           16.25       1/17/06             1,464,350

Michael D. Martin                   100,000           2.5%           16.25       1/17/06               732,175
                                     20,000           0.5%           16.44       8/14/06               146,435

P. Daryl Brown                      100,000           2.5%           16.25       1/17/06               732,175

Aaron Beam, Jr.                      60,000           1.5%           16.25       1/17/06               439,305

----------

(1) Based on the Black-Scholes option pricing model adapted for use in valuating executive stock options. The actual value, if any, an executive may realize will depend upon the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on arbitrary assumptions as to certain variables, including the following: (i) stock price volatility is assumed to be 37.5%; (ii) the risk-free rate of return is assumed to be 6.21%; (iii) dividend yield is assumed to be 0; and (iv) the time of exercise is assumed to be 5.5 years from the date of grant.


STOCK OPTION EXERCISES IN 1996 AND OPTION VALUES AT DECEMBER 31, 1996

                         NUMBER                                                            VALUE OF UNEXERCISED
                        OF SHARES                    NUMBER OF UNEXERCISED OPTIONS         IN-THE-MONEY OPTIONS
                        ACQUIRED                       AT DECEMBER 31, 1996 (1)          AT DECEMBER 31, 1996 (2)
                           ON         VALUE          ---------------------------       --------------------------
      NAME              EXERCISE     REALIZED       EXERCISABLE      UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
      ----              --------     --------       -----------      -------------     -----------     -------------

Richard M. Scrushy......1,000,000   $16,168,845    13,869,892            2,632        $188,007,958      $  35,836
James P. Bennett........  90,000     1,183,950        860,000              ---          9,353,300             ---
Michael D. Martin.......  83,500     1,291,461        200,000          105,000            888,750       1,200,381
P. Daryl Brown..........  77,000     1,218,986        935,000              ---         12,048,828             ---
Aaron Beam, Jr.......... 152,500     2,053,794        260,000              ---          2,371,250             ---

--------------------
(1) Does not reflect any options granted and/or exercised after December 31, 1996. The net effect of any such grants and exercises is reflected in the table appearing under Item 12, "Security Ownership of Certain Beneficial Owners and Management".

(2) Represents the difference between market price of the Company's Common Stock and the respective exercise prices of the options at December 31, 1996. Such amounts may not necessarily be realized. Actual values which may be realized, if any, upon any exercise of such options will be based on the market price of the Common Stock at the time of any such exercise and thus are dependent upon future performance of the Common Stock.

STOCK OPTION PLANS

         Set forth below is information concerning the various stock option plans of the Company at December 31, 1996. All share numbers and exercise prices have been adjusted to reflect the Company's March 1997 two-for-one stock split.

1984 Incentive Stock Option Plan

         The Company had a 1984 Incentive Stock Option Plan (the "ISO Plan"), intended to qualify under Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Code"), covering an aggregate of 4,800,000 shares of Common Stock. The ISO Plan expired on February 28, 1994, in accordance with its terms. As of December 31, 1996, there were outstanding under the ISO Plan options to purchase 31,702 shares of the Company's Common Stock at prices ranging from $2.52 to $3.78 per share. All such options remain in full force and effect in accordance with their terms and the ISO Plan. Under the ISO Plan, which was administered by the Board of Directors, key employees could be granted options to purchase shares of Common Stock at 100% of fair market value on the date of grant (or 110% of fair market value in the case of a 10% stockholder/grantee). The outstanding options granted under the ISO Plan must be exercised within ten years from the date of grant, are cumulatively exercisable with respect to 25% of the shares covered thereby after the expiration of each of the first through the fourth years following the date of grant, are nontransferable except by will or pursuant to the laws of descent and distribution, are protected against dilution and expire within three months after termination of employment, unless such termination is by reason of death.

1988 Non-Qualified Stock Option Plan

         The Company also has a 1988 Non-Qualified Stock Option Plan (the "NQSO Plan") covering a maximum of 4,800,000 shares of Common Stock. As of December 31, 1996, there were outstanding under the NQSO Plan options to purchase 57,300 shares of the Company's Common Stock at prices ranging from $8.37 to $16.25 per share. The NQSO Plan, which is administered by the Audit and Compensation Committee of the Board of Directors provides, that Directors, executive officers and other key employees may be granted options to purchase shares of Common Stock at 100% of fair market value on the date of grant. The NQSO Plan terminates on the earliest of (a) February 28, 1998, (b) such time as all shares of Common Stock reserved for issuance under the NQSO Plan have been acquired through the exercise of options granted thereunder or (c) such earlier time as the Board of Directors of the Company may determine. Options granted pursuant to the NQSO Plan have a ten-year term are exercisable at any time during such period, are nontransferable except by will or pursuant to the laws of descent and distribution, are protected against dilution and expire within three months of termination of association with the Company as a Director or termination of employment, unless such termination is by reason of death.

1989, 1990, 1991, 1992, 1993 and 1995 Stock Option Plans

         The Company also has a 1989 Stock Option Plan (the "1989 Plan"), a 1990 Stock Option Plan (the "1990 Plan"), a 1991 Stock Option Plan (the "1991 Plan"), a 1992 Stock Option Plan (the "1992 Plan"), a 1993 Stock Option Plan (the "1993 Plan") and a 1995 Stock Option Plan (the "1995 Plan"), under each of which incentive stock options ("ISOs") and non-qualified stock options ("NQSOs") may be granted. The 1989, 1990, 1991, 1992, 1993 and 1995 Plans cover a maximum of 2,400,000 shares, 3,600,000 shares, 11,200,000 shares, 5,600,000 shares,
5,600,000 shares and 11,563,548 (to be increased by 0.9% of the outstanding Common Stock of the Company on each January 1, beginning January 1, 1996) shares, respectively, of the Company's Common Stock. As of December 31, 1996, there were outstanding options to purchase an aggregate of 28,188,880 shares of the Company's Common Stock under such Plans at exercise prices ranging from $2.52 to $19.12 per share. An additional 2,778,356 shares were reserved for grants under such Plans. Each of the 1989, 1990, 1991, 1992, 1993 and 1995 Plans is administered in the same manner as the NQSO Plan and provides that Directors, executive officers and other key employees may be granted options to purchase shares of Common Stock at 100% of fair market value on the date of grant. The 1989, 1990, 1991, 1992, 1993 and 1995 Plans terminate on the earliest of (a) October 25, 1999, October 15, 2000, June 19, 2001, June 16, 2002, April 19, 2003 and June 5,
2005, respectively, (b) such time as all shares of Common Stock reserved for issuance under the respective Plan have been acquired through the exercise of options granted thereunder, or (c) such earlier times as the Board of Directors of the Company may determine. Options granted under these Plans which are designated as ISOs contain vesting provisions similar to those contained in options granted under the ISO Plan and have a ten-year term. NQSOs granted under these Plans have a ten-year term. Options granted under these Plans are nontransferable except by will or pursuant to the laws of descent and distribution (except for certain permitted transfers to family members or charities), are protected against dilution and will expire within three months of termination of association with the Company as a Director or termination of employment, unless such termination is by reason of death.

1993 Consultants' Stock Option Plan

         The Company also has a 1993 Consultants' Stock Option Plan (the "1993 Consultants' Plan"), under which NQSOs may be granted, covering a maximum of 3,000,000 shares of Common Stock. As of December 31, 1995, there were outstanding under the 1993 Consultants' Plan options to purchase 1,636,000 shares of Common Stock at prices ranging from $3.37 to $17.75 per share. An additional 40,000 shares were reserved for grants under such Plans. The 1993 Consultants' Plan, which is administered in the same manner as the NQSO Plan, provides that certain non-employee consultants who provide significant services to the Company may be granted options to purchase shares of Common Stock at such prices as are determined by the Board of Directors or the appropriate committee. The 1993 Consultants' Plan terminates on the earliest of (a) February 25, 2003,
(b) such time as all shares of Common Stock reserved for issuance under the 1993 Consultants' Plan have been acquired through the exercise of options granted thereunder, or (c) such earlier time as the Board of Directors of the Company may determine. Options granted under the 1993 Consultants' Plan have a ten-year term. Options granted under the 1993 Consultants' Plan are nontransferable except by will or pursuant to the laws of descent and distribution, are protected against dilution and expire within three months of termination of association with the Company as a consultant, unless such termination is by reason of death.

Other Stock Option Plans

         In connection with the acquisitions of SHC, SSCI, SCA, PSCM and ReadiCare, the Company assumed certain existing stock option plans of the acquired companies, and outstanding options to purchase stock of the acquired companies under such plans were converted into options to acquire Common Stock of the Company in accordance with the exchange ratios applicable to such mergers. At December 31, 1996, there were outstanding under these assumed plans options to purchase 1,906,200 shares of the Company's Common Stock at exercise prices ranging from $2.14 to $25.75 per share. No additional options are being granted under any such assumed plans.


EXECUTIVE LOANS

         In order to enhance equity ownership by senior management, in 1989 the Company adopted a program of making loans to officers holding the position of Group Vice President and above to facilitate the exercise of stock options held by such persons. Each loan bears interest at the prime rate announced from time to time by AmSouth Bank of Alabama, Birmingham, Alabama and is secured by a first lien on the shares of Common Stock acquired with the proceeds of the loan. Each loan has a ten-year term, and the Company's lien on the shares of Common Stock is released as the indebtedness is repaid at the rate of one share per the weighted average option exercise price repaid. The only loan currently outstanding under such program is a loan made on May 7, 1992 to P. Daryl Brown, President -- HEALTHSOUTH Outpatient Centers, which had an original principal balance of $213,613 and of which $190,000 remained outstanding at December 31, 1996.

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

         The ESOP was established with a $10,000,000 loan from the Company, the proceeds of which were used to purchase 1,655,172 shares of the Company's Common Stock. In 1992, an additional $10,000,000 loan was made to the ESOP, which was used to purchase an additional 1,666,664 shares of Common Stock. Under the ESOP, a Company Common Stock account (a "company stock account") is established and maintained for each eligible employee who participates in the ESOP. In each plan year, such account is credited with such employee's allocable share of the Common Stock held by the ESOP and allocated with respect to such plan year. Each employee's allocable share for any given plan year is determined according to the ratio which such employee's compensation for such plan year bears to the compensation of all eligible participating employees for the same plan year.

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


CHIEF EXECUTIVE OFFICER EMPLOYMENT AGREEMENT

         The Company is a party to an Employment Agreement with Richard M. Scrushy, pursuant to which Mr. Scrushy, a management founder of the Company. is employed as Chairman of the Board and Chief Executive Officer of the Company for a five-year term which ends December 31, 2000. Such term is automatically extended for an additional year on December 31 of each year. In addition, the Company has agreed to use its best efforts to cause Mr. Scrushy to be elected as a Director of the Company during the term of the Agreement. Under the Agreement, Mr. Scrushy received a base salary of $999,000, excluding incentive compensation of up to $2,400,000, in 1996 and is to receive the same base salary in 1997 and each year thereafter, with incentive compensation of up to $2,400,000, subject to annual review by the Board of Directors, and is entitled to participate in any bonus plan approved by the Board of Directors for the Company's management. The incentive compensation is earned at $200,000 per month in 1996 and 1997, contingent upon the Company's success in meeting certain monthly budgeted earnings per share targets. Mr. Scrushy earned the entire $2,400,000 incentive component of his compensation in 1996, as all such targets were met. In addition, Mr. Scrushy was awarded $8,000,000 under the management bonus plan. Such additional bonus was based on the Committee's assessment of Mr. Scrushy's contribution to the establishment of the Company as the industry leader in outpatient and rehabilitative healthcare services, including his role in the negotiation and consummation of the SCA, Advantage Health, PSCM and ReadiCare acquisitions and the negotiation of the Health Images and Horizon/CMS acquisitions, as well as the Company's success in achieving annual budgeted net income targets and certain other factors reflecting the Company's growth and performance. Mr. Scrushy is also provided with a car allowance in the amount of $500 per month and disability insurance. Under the Agreement, Mr. Scrushy's employment may be terminated for cause or if he should become disabled.
Termination of Mr. Scrushy's employment under the Agreement will result in certain severance pay arrangements. In the event that the Company shall be acquired, merged or reorganized in such a manner as to result in a change of control of the Company, Mr. Scrushy has the right to terminate his employment under the Agreement, in which case he will receive a lump sum payment equal to three years' annual base salary (including the gross incentive portion thereof) under the Agreement. Mr. Scrushy has agreed not to compete with the Company during any period to which any such severance pay relates. Mr. Scrushy may terminate the Agreement at any time upon 180 days' notice, in which case he will receive one year's base salary as severance pay.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 17, 1997, (a) by each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (b) by each of the Company's Directors and (c) by the Company's five most highly compensated executive officers and all executive officers and Directors as a group.

                                                                                                   PERCENTAGE
            NAME AND                                      NUMBER OF SHARES                             OF
        ADDRESS OF OWNER                               BENEFICIALLY OWNED (1)                     COMMON STOCK
        ----------------                               ----------------------                     ------------

Richard M. Scrushy                                         15,076.658  (2)                            4.51%
John S. Chamberlin                                            222,000  (3)                            *
C. Sage Givens                                                392,100  (4)                            *
Charles W. Newhall III                                        711,920  (5)                            *
George H. Strong                                              577,882  (6)                            *
Phillip C. Watkins, M.D.                                      797,854  (7)                            *
Aaron Beam, Jr.                                               323,620  (8)                            *
James P. Bennett                                            1,250,000  (9)                            *
Larry R. House                                                459,600  (10)                           *
Anthony J. Tanner                                           1,043,808  (11)                           *
Richard F. Celeste                                            260,000  (12)                           *
P. Daryl Brown                                              1,093,000  (13)                           *
Joel C. Gordon                                              3,660,668  (14)                           1.14%
Raymond J. Dunn, III                                        3,226,166  (15)                           1.01%
Michael D. Martin                                             457,008  (16)                           *
FMR Corp.                                                  38,509,640  (17)                          12.03%
    82 Devonshire Street
    Boston, Massachusetts  02109
Putnam Investments, Inc.                                   22,880,090  (18)                           7.15%
    One Post Office Square
    Boston, Massachusetts  02109
All Executive Officers and Directors as a Group            32,119,688  (19)                           9.33%
    (20 persons)
-------------------------

(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, except as otherwise indicated.

(2)  Includes 14,472,524 shares subject to currently exercisable stock options.

(3)  Includes 150,000 shares subject to currently exercisable stock options.

(4) Includes 2,100 shares owned by Ms. Givens's spouse and 390,000 shares subject to currently exercisable stock options.

(5) Includes 790 shares owned by members of Mr. Newhall's immediate family and 710,000 shares subject to currently exercisable stock options. Mr. Newhall disclaims beneficial ownership of the shares owned by his family members except to the extent of his pecuniary interest therein.

(6) Includes 103,662 shares owned by trusts of which Mr. Strong is a trustee and claims shared voting and investment power and 300,000 shares subject to currently exercisable stock options.

(7)  Includes 600,000 shares subject to currently exercisable stock options.

(8)  Includes 320,000 shares subject to currently exercisable stock options.

(9)  Includes 1,160,000 shares subject to currently exercisable stock options.

(10) Includes 457,996 shares subject to currently exercisable stock options.

(11) Includes 72,000 shares held in trust by Mr. Tanner for his children and 910,000 shares subject to currently exercisable stock options.

(12) All of the shares are subject to currently exercisable stock options.

(13) Includes 1,035,000 shares subject to currently exercisable stock options.

(14) Includes 364,340 shares owned by his spouse, 144,988 shares owned by trusts of which he is a trustee and 384,520 shares subject to currently exercisable stock options.

(15) Includes 50,000 shares subject to currently exercisable stock options.

(16) Includes 455,000 shares subject to currently exercisable stock options.

(17) Shares held by various investment funds for which affiliates of FMR Corp. act as investment advisor. FMR Corp. or its affiliates claim sole power to vote 1,407,440 of the shares and sole power to dispose of all of the shares.

(18) Shares held by various investment funds for which affiliates of Putnam Investments, Inc. act as investment advisor. Putnam Investments, Inc. or its affiliates claim sole power to vote 2,070,760 of the shares and sole power to dispose of all of the shares.

(19) Includes 24,215,544 shares subject to currently exercisable stock options held by executive officers and Directors.

*  Less than 1%


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         During 1996, the Company paid $12,906,000 for the purchase of new NCR computer equipment from GG Enterprises, a value-added reseller of computer equipment which is owned by Grace Scrushy, the mother of Richard M. Scrushy, Chairman of the Board and Chief Executive Officer of the Company, and Gerald P. Scrushy, Senior Vice President -- Physical Resources of the Company. Such purchases were made in the ordinary course of the Company's business. The price paid for this equipment was more favorable to the Company than that which could have been obtained from an independent third party seller.

         During 1996, the Company paid $429,247 to MedPartners, Inc., a publicly-traded physician practice management company, for management services rendered to certain physician practices owned by the Company.

Richard M. Scrushy, Chairman of the Board and Chief Executive Officer of the Company, and Larry R. House, a Director of the Company, are directors of MedPartners, Inc. Mr. House also serves as Chairman of the Board, President and Chief Executive Officer of MedPartners, Inc., a position which has been his principal occupation since August 1993. At March 1, 1997, Mr. Scrushy beneficially owns approximately 0.48%, Mr. House beneficially owns approximately 0.71%, and the Company owns approximately 0.67% of the issued and outstanding Common Stock of MedPartners, Inc. The Company believes that the price paid for such services was no less favorable to the Company than that which could have been obtained from an independent third-party provider.

         In June 1994, the Company sold selected properties, including six ancillary hospital facilities, three outpatient rehabilitation facilities, two outpatient surgery centers, one uncompleted medical office building and one research facility to Capstone Capital Corporation ("Capstone"), a publicly-traded real estate investment trust. The net proceeds of the Company as a result of the transaction were approximately $58,425,000. The net book value of the properties was approximately $50,735,000. The Company leases back substantially all these properties from Capstone and guarantees the associated operating leases, payments under which aggregate approximately $6,900,000 annually. In addition, in 1995 Capstone acquired ownership of the Company's Erie, Pennsylvania inpatient rehabilitation facility, which had been leased by the Company from an unrelated lessor. The Company's annual lease payment under that lease is $1,700,000. In 1996 Capstone also acquired ownership of the Company's Altoona and Mechanicsburg, Pennsylvania inpatient rehabilitation facilities, which had been leased by the Company from unrelated lessors. The Company's annual lease payments under such leases aggregate $2,818,000. Richard
M. Scrushy, Chairman of the Board and Chief Executive Officer of the Company, and Michael D. Martin, Executive Vice President and Treasurer of the Company, were among the founders of Capstone and serve on its Board of Directors. At March 1, 1997, Mr. Scrushy owned approximately 2.4% of the issued and outstanding capital stock of Capstone, and Mr. Martin owned approximately 0.9% of the issued and outstanding capital stock of Capstone. In addition, the Company owned approximately 0.5% of the issued and outstanding capital stock of Capstone at March 1, 1997. The Company believes that all transactions involving Capstone were effected on terms no less favorable than those which could have been obtained in transactions with independent third parties.

         In order to enhance equity ownership by senior management, the Company has adopted a program of making loans to officers holding the position of Group Vice President and above to facilitate the exercise of stock options held by such persons. See Item 11, "Executive Compensation -- Executive Loans".

         At various times, the Company has made loans to executive officers to assist them in meeting financial obligations at certain times when they were requested by the Company to refrain from selling Common Stock in the open market. At January 1, 1996, loans in the following original principal amounts were outstanding: $460,000 to Larry R. House, a Director and a former executive officer, and $140,000 to William T. Owens, Senior Vice President and Controller. Outstanding principal balances at December 31, 1996 were $414,000 for Mr. House and $126,000 for Mr. Owens. In addition, during 1995, the Company made an additional loan of $350,000 to Mr. Owens and $500,000 to Aaron Beam, Jr., Executive Vice President and Chief Financial Officer of the Company, which loans were outstanding in full at December 31, 1996. Such loans bear interest at the rate of 1-1/4% per annum below the prime rate of AmSouth Bank of Alabama, Birmingham, Alabama, and are payable on demand.

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

(b)      Reports on Form 8-K.

         During the last quarter of the period covered by this Annual Report on Form 10-K, the Company filed no Current Reports on Form 8-K.


(c)      Exhibits.

         The Exhibits required by Regulation S-K are set forth in the following list and are filed either by incorporation by reference from previous filings with the Securities and Exchange Commission or by attachment to this Annual Report on Form 10-K as so indicated in such list.

     (2)-1 Amended and Restated Plan and Agreement of Merger, dated as of September 18, 1994, among HEALTHSOUTH Rehabilitation Corporation, RRS Acquisitions Company, Inc. and ReLife, Inc., filed as Exhibit (2)-1 to the Company's Registration Statement on Form S-4 (Registration No. 33- 55929), is hereby incorporated by reference.

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

     (2)-4 Plan and Agreement of Merger, dated August 23, 1995, among HEALTHSOUTH Corporation, SSCI Acquisition Corporation and Sutter Surgery Centers, Inc., filed as Exhibit (2) to the Company's Registration Statement on Form S-4 (Registration No. 33-63-055) is hereby incorporated by reference.

     (2)-5 Amendment to Plan and Agreement of Merger, dated October 26, 1995, among HEALTHSOUTH Corporation, SSCI Acquisition Corporation and Sutter Surgery Centers, Inc., filed as Exhibit
                  (2)-5 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, is hereby incorporated by reference.

     (2)-6 Amended and Restated Plan and Agreement of Merger, dated as of October 9, 1995, among HEALTHSOUTH Corporation, SCA Acquisition Corporation and Surgical Care Affiliates, Inc., filed as Exhibit (2)-1 to Amendment No. 1 to the Company's Registration Statement on Form S-4 (Registration No. 33-64935), is hereby incorporated by reference.

     (2)-7 Agreement and Plan of Merger, dated December 16, 1995, among HEALTHSOUTH Corporation, Aladdin Acquisition Corporation and Advantage Health Corporation, filed as Exhibit (2)-1 to the Company's Registration Statement on Form S-4 (Registration No. 333-825), is hereby incorporated by reference.

     (2)-8 Plan and Agreement of Merger, dated May 16, 1996, among HEALTHSOUTH Corporation, Empire Acquisition Corporation and Professional Sports Care Management, Inc., filed as Exhibit
                  (2)-1 to the Company's Registration Statement on Form S-4 (Registration No. 333-08449), is hereby incorporated by reference.

     (2)-9 Plan and Agreement of Merger, dated September 11, 1996, among HEALTHSOUTH Corporation, Warwick Acquisition Corporation and ReadiCare, Inc., filed as Exhibit (2)-1 to the Company's Registration Statement on Form S-4 (Registration No. 333-14697), is hereby incorporated by reference.

     (2)-10 Plan and Agreement of Merger, dated December 2, 1996, among HEALTHSOUTH Corporation, Hammer Acquisition Corporation and Health Images, Inc., filed as Exhibit (2)-1 to the Company's Registration Statement on Form S-4 (Registration No. 333-19439), is hereby incorporated by reference.

     (2)-11 Plan and Agreement of Merger, dated February 17, 1997, among HEALTHSOUTH Corporation, Reid Acquisition Corporation and Horizon/CMS Healthcare Corporation.

     (3)-1        Restated   Certificate   of   Incorporation   of   HEALTHSOUTH
                  Corporation, as filed in the Office of the Secretary of State of the State of Delaware on March 13, 1997.

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

     (10)-9 Forms of Stock Option Agreements utilized under 1992 Stock Option Plan, filed as Exhibit (10)-9 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1992, are hereby incorporated by reference.

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

     (10)-14 1995 Stock Option Plan, filed as Exhibit (10)-14 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, is hereby incorporated by reference.

     (10)-15 Form of Stock Option Agreement utilized under the 1995 Stock Option Plan, filed as Exhibit (10)-15 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, is hereby incorporated by reference.

     (10)-16 Employment Agreement, dated July 23, 1986, between HEALTHSOUTH Rehabilitation Corporation and Richard M. Scrushy, as amended, filed as Exhibit (10)-16 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, is hereby incorporated by reference.

     (10)-17 Third Amended and Restated Credit Agreement, dated as of April 11, 1996, between HEALTHSOUTH Corporation and NationsBank, N.A.

     (10)-18 Form of Indemnity Agreement entered into between HEALTHSOUTH Rehabilitation Corporation and each of its Directors, filed as Exhibit (10)-13 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1991, is hereby incorporated by reference.

     (10)-19      Surgical Health  Corporation  1992 Stock Option Plan, filed as
                  Exhibit 10(aa) to Surgical Health Corporation's Registration Statement on Form S-4 (Commission File No. 33-70582), is hereby incorporated by reference.

     (10)-20      Surgical Health  Corporation  1993 Stock Option Plan, filed as
                  Exhibit 10(bb) to Surgical Health Corporation's Registration Statement on Form S-4 (Commission File No. 33-70582), is hereby incorporated by reference.

     (10)-21      Surgical Health  Corporation  1994 Stock Option Plan, filed as
                  Exhibit 10(pp) to Surgical Health Corporation's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1994, is hereby incorporated by reference.

     (10)-22      Heritage Surgical Corporation 1992 Stock Option Plan, filed as
                  Exhibit 4(d) to the Company's Registration Statement on Form S-8 (Commission File No. 33-60231), is hereby incorporated by reference.

     (10)-23      Heritage Surgical Corporation 1993 Stock Option Plan, filed as
                  Exhibit 4(e) to the Company's Registration Statement on Form S-8 (Commission File No. 33-60231), is hereby incorporated by reference.

     (10)-24      Sutter   Surgery   Centers,   Inc.  1993  Stock  Option  Plan,
                  Non-Qualified Stock Option Plan and Agreement (Saibeni), Non-Qualified Stock Option Plan and Agreement (Shah), Non-Qualified

                  Stock Option Plan and Agreement (Akella), Non-Qualified Stock Option Plan and Agreement (Kelly) and Non-Qualified Stock Option Plan and Agreement (May), filed as Exhibits 4(a) - 4(f) to the Company's Registration Statement on Form S-8 (Commission File No. 33-64615), are hereby incorporated by reference.

     (10)-25 Surgical Care Affiliates Incentive Stock Plan of 1986, filed as Exhibit 10(g) to Surgical Care Affiliates Inc.'s Annual
                  Report on Form 10-K for the Fiscal Year Ended December 31, 1993, is hereby incorporated by reference.

     (10)-26 Surgical Care Affiliates 1990 Non-Qualified Stock Option Plan for Non-Employee Directors, filed as Exhibit 10(i) to Surgical Care Affiliates, Inc.'s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1990, is hereby incorporated by reference.

     (10)-27 Professional Sports Care Management, Inc. 1992 Stock Option Plan, as amended, filed as Exhibits 10.1 - 10.3 to Professional Sports Care Management, Inc.'s Registration Statement on Form S-1 (Commission File No. 33-81654), is hereby incorporated by reference.

     (10)-28 Professional Sports Care Management, Inc. 1994 Stock Incentive Plan, filed as Exhibit 10.4 to Professional Sports Care Management, Inc.'s Registration Statement on Form S-1 (Commission File No. 33-81654), is hereby incorporated by reference.

     (10)-29 Professional Sports Care Management, Inc. 1994 Directors' Stock Option Plan, filed as Exhibit 10.5 to Professional Sports Care Management, Inc.'s Registration Statement on Form S-1 (Commission File No. 33-81654), is hereby incorporated by reference.

     (10)-30 ReadiCare, Inc. 1991 Stock Option Plan, filed as an exhibit to ReadiCare, Inc.'s Annual Report on Form 10-K for the Fiscal Year Ended February 29, 1992, is hereby incorporated by reference.

     (10)-31 ReadiCare, Inc. Stock Option Plan for Non-Employee Directors, as amended, filed as an exhibit to ReadiCare, Inc's Annual
                  Report on Form 10-K for the Fiscal Year Ended February 29, 1992 and as an exhibit to ReadiCare, Inc.'s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1994, is hereby incorporated by reference.

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

     (23)         Consent of Ernst & Young LLP.


(d)      Financial Statement Schedules.

         Schedule II:               Valuation and Qualifying Accounts

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS



           Column A                   Column B                       Column C                        Column D           Column E
------------------------------------------------------------------------------------------------------------------------------------
                                     Balance at       Additions Charged     Additions Charged
                                    Beginning of        to Costs and       to Other Accounts -     Deductions -        Balance at
          Description                  Period             Expenses              Describe             Describe         End of Period
------------------------------------------------------------------------------------------------------------------------------------
                                                          (In thousands)
Year ended December 31, 1994:
       Allowance for doubtful
       accounts and con-                                                           757,916 (1)
       tractual adjustments        $      135,112     $       32,904        $        7,041 (2)   $      769,822 (3)  $      163,151
                                   ==============     ==============        ==============       ==============      ==============

Year ended December 31, 1995:
       Allowance for doubtful
       accounts and con-                                                           958,552 (1)
       tractual adjustments        $      163,151     $       37,659        $       28,650 (2)   $      952,837 (3)  $      235,175
                                   ==============     ==============        ==============       ==============      ==============

Year ended December 31, 1996:
       Allowance for doubtful
       accounts and con-                                                         1,523,728 (1)
       tractual adjustments        $      235,175     $       54,112        $       13,643 (2)   $    1,518,877 (3)  $      307,781
                                   ==============     ==============        ==============       ==============      ==============

-------------------------

(1) Provisions for contractual adjustments which are netted against gross revenues.

(2)  Allowances of acquisitions in years 1994, 1995 and 1996, respectively.

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

                                     HEALTHSOUTH Corporation


                                     By   /s/RICHARD M. SCRUSHY
                                         ---------------------------------------
                                          Richard M. Scrushy,
                                          Chairman of the Board, President
                                          and Chief Executive Officer

                                     Date:   March 26, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                      Capacity                                Date

          RICHARD M. SCRUSHY                            Chairman of the Board                  March  26, 1997
--------------------------------------
          Richard M. Scrushy                         and Chief Executive Officer
                                                            and Director

            AARON BEAM, JR.                         Executive Vice President and               March  26, 1997
--------------------------------------
            Aaron Beam, Jr.                            Chief Financial Officer
                                                            and Director

           WILLIAM T. OWENS                       Senior Vice President-Finance and            March  26, 1997
--------------------------------------            Controller (Principal Accounting
           William T. Owens                                   Officer)


            C. SAGE GIVENS                                    Director                         March  26, 1997
--------------------------------------
            C. Sage Givens

        CHARLES W. NEWHALL III                                Director                         March  26, 1997
--------------------------------------
        Charles W. Newhall III

           GEORGE H. STRONG                                   Director                         March  26, 1997
--------------------------------------
           George H. Strong

          PHILLIP C. WATKINS                                  Director                         March  26, 1997
--------------------------------------
          Phillip C. Watkins

          JOHN S. CHAMBERLIN                                  Director                         March  26, 1997
--------------------------------------
          John S. Chamberlin








            LARRY R. HOUSE                                    Director                         March  26, 1997
--------------------------------------
            Larry R. House

           ANTHONY J. TANNER                                  Director                         March  26, 1997
--------------------------------------
           Anthony J. Tanner

           JAMES P. BENNETT                                   Director                         March  26, 1997
--------------------------------------
           James P. Bennett

          RICHARD F. CELESTE                                  Director                         March  26, 1997
--------------------------------------
          Richard F. Celeste

            P. DARYL BROWN                                    Director                         March  26, 1997
--------------------------------------
            P. Daryl Brown

            JOEL C. GORDON                                    Director                         March  26, 1997
--------------------------------------
            Joel C. Gordon

         RAYMOND J. DUNN, III                                 Director                         March  26, 1997
--------------------------------------
            Raymond J. Dunn
