Form 10-K/A
period 1996-12-31
HEALTHSOUTH CORP
filed 1997-03-28
CIK 785161

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

         One HealthSouth Parkway
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

         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the Registrant as of March 18, 1997:

           Common Stock, par value $.01 per share -- $6,940,206,270

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at March 18, 1997
           -----                              -----------------------------
  Common Stock, par value
     $.01 per share                               328,838,538 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
No documents are incorporated by reference into this Annual Report on Form 10-K.
--------------------------------------------------------------------------------

         HEALTHSOUTH  Corporation  ("HEALTHSOUTH"  or the "Company")  files this

Amendment  No. 1 to its Annual  Report on Form 10-K for the year ended  December

31, 1996 to file the Financial  Data Schedule  which was  inadvertently  omitted from the original filing.

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

                           Date:   March 28, 1997