Form 10-Q
period 1997-03-31
HEALTHSOUTH CORP
filed 1997-05-15
CIK 785161

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
       _____________.

Commission File Number 1-10315
                       -------

                            HEALTHSOUTH CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


        Delaware                                                 63-0860407
 ------------------------------                              -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


               ONE HEALTHSOUTH PARKWAY, BIRMINGHAM, ALABAMA 35243
               --------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

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

                                    YES X    NO
                                       ----    ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at May 9, 1997
--------------------------------            ----------------------------
     COMMON STOCK, PAR VALUE                    343,016,747 SHARES
         $.01 PER SHARE

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART 1 -- FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1.  Financial Statements

         Consolidated Balance Sheets (Unaudited) -- March 31, 1997
         and December 31, 1996                                                 3

         Consolidated Statements of Income (Unaudited) -- Three Months
         Ended March 31, 1997 and 1996                                         5

         Consolidated Statements of Cash Flows (Unaudited) -- Three Months
         Ended March 31, 1997 and 1996                                         6

         Notes to Consolidated Financial Statements (Unaudited) -- Three
         Months Ended March 31, 1997 and 1996                                  8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  11

PART II -- OTHER INFORMATION

Item 2.  Changes in Securities                                                15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 6.  Exhibits and Reports on Form 8-K                                     15

PART I -- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED - IN THOUSANDS)



                                                                    MARCH 31,                  DECEMBER 31,
                                                                      1997                         1996
                                                              ---------------               ---------------

ASSETS

CURRENT ASSETS
     Cash and cash equivalents                              $        151,351              $         150,071
     Other marketable securities                                       3,842                          3,760
     Accounts receivable                                             580,218                        540,389
     Inventories, prepaid expenses, and
       other current assets                                          189,126                        175,582
     Deferred income taxes                                            16,335                         15,238
                                                             ---------------               ----------------
                                TOTAL CURRENT ASSETS                 940,872                        885,040

OTHER ASSETS                                                          99,880                         85,412

PROPERTY, PLANT AND EQUIPMENT--NET                                 1,534,388                      1,464,833

INTANGIBLE ASSETS--NET                                             1,130,699                      1,094,421
                                                             ---------------
                                                                                           ----------------

                                     TOTAL ASSETS           $      3,705,839              $       3,529,706
                                                              ===============              ================

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           (UNAUDITED - IN THOUSANDS)


                                                                                MARCH 31,                  DECEMBER 31,
                                                                                  1997                         1996
                                                                             ---------------               ---------------



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                     $        111,869              $       116,451
      Salaries and wages payable                                                     41,712                       67,793
      Accrued interest payable and other liabilities                                118,595                       99,118
      Current portion of long-term debt                                              39,510                       38,726
                                                                             ---------------               ---------------
                            TOTAL CURRENT LIABILITIES                               311,686                      322,088

LONG-TERM DEBT                                                                    1,624,311                    1,521,417

DEFERRED INCOME TAXES                                                                42,126                       41,850

OTHER LONG-TERM LIABILITIES                                                           3,335                        3,558

DEFERRED REVENUE                                                                        379                          406

MINORITY INTERESTS-LIMITED PARTNERSHIPS                                              76,935                       71,286

STOCKHOLDERS' EQUITY:
      Preferred Stock, $.10 par value--1,500,000
        shares authorized; issued and outstanding--
        none                                                                              0                            0
      Common Stock, $.01 par value--500,000,000
        shares authorized; 327,384,000 and 326,492,000
        shares issued at March 31, 1997 and
        December 31, 1996, respectively                                               3,274                        3,265
      Additional paid-in capital                                                  1,072,718                    1,060,012
      Retained earnings                                                             589,065                      525,718
      Treasury stock                                                                   (323)                        (323)
      Receivable from Employee Stock Ownership Plan                                 (12,247)                     (14,148)
      Notes receivable from stockholders                                             (5,420)                      (5,423)
                                                                             ---------------               ---------------

                                      TOTAL STOCKHOLDERS' EQUITY                  1,647,067                    1,569,101
                                                                                                           ---------------
                                                                             ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $      3,705,839              $     3,529,706
                                                                             ===============               ===============

See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED - IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                         -----------------------------------------------------
                                                                                1997                             1996
                                                                         --------------------             --------------------

Revenues                                                               $             691,631            $             612,149
Operating expenses:
    Operating units                                                                  438,289                          404,801
    Corporate general and administrative                                              17,849                           18,449
Provision for doubtful accounts                                                       14,713                           14,102
Depreciation and amortization                                                         57,371                           47,164
Interest expense                                                                      25,673                           24,851
Interest income                                                                       (1,038)                          (1,827)
Merger costs                                                                          15,875                           28,939
                                                                         --------------------             --------------------
                                                                                     568,732                          536,479
                                                                         --------------------             --------------------
    Income before income taxes and
     minority interests                                                              122,899                           75,670
Provision for income taxes                                                            42,411                           24,472
                                                                         --------------------             --------------------
    Income before minority interests                                                  80,488                           51,198
Minority interests                                                                   (15,908)                         (11,517)
                                                                         --------------------             --------------------

    Net income                                                         $              64,580            $              39,681
                                                                         ====================             ====================


Weighted average common and common
    equivalent shares outstanding                                                    342,772                          336,151
                                                                         ====================             ====================

Net income per common and common
    equivalent share                                                   $                0.19         $                   0.12
                                                                         ====================             ====================

Net income per common share --
    assuming full dilution                                             $                0.18         $                   0.12
                                                                         ====================             ====================


See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)


                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                           -----------------------------------------------
                                                                                     1997                         1996
                                                                           -------------------            ----------------

OPERATING ACTIVITIES
           Net income                                                      $          64,580          $           39,681
           Adjustments to reconcile net income to net
             cash provided by operating activities:
               Depreciation and amortization                                          57,371                      47,164
               Provision for doubtful accounts                                        14,713                      14,102
               Income applicable to minority interests of
                  limited partnerships                                                15,908                      11,517
               Merger costs                                                           15,875                      28,939
               Provision for deferred income taxes                                     3,525                         392
               Provision for deferred revenue                                            (27)                       (317)
               Changes in operating assets and liabilities, net of
                 effects of acquisitions:
                 Accounts receivable                                                 (47,624)                    (65,655)
                 Inventories, prepaid expenses and other current
                    assets                                                           (14,372)                     10,257
                 Accounts payable and accrued expenses                               (34,425)                    (22,965)
                                                                          -------------------           ----------------

                                                     NET CASH PROVIDED BY
                                                     OPERATING ACTIVITIES             75,524                      63,115
INVESTING ACTIVITIES
           Purchases of property, plant and equipment                                (96,447)                    (53,329)
           Additions to intangible assets, net of effects of
             acquisitions                                                            (40,866)                    (39,060)
           Assets obtained through acquisitions, net of liabilities
             assumed                                                                 (28,964)                    (26,892)
           Changes in other assets                                                   (14,468)                     (2,387)
           Proceeds received on sale of other marketable
             securities                                                                   30                          35
           Investments in other marketable securities                                   (112)                          0
                                                                          -------------------           ----------------

                                    NET CASH USED IN INVESTING ACTIVITIES           (180,827)                   (121,633)


                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           (UNAUDITED - IN THOUSANDS)


                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                           -----------------------------------------------
                                                                                     1997                         1996
                                                                           -------------------            ----------------
FINANCING ACTIVITIES
 Proceeds from borrowings                                                            193,900                     142,822
 Principal payments on long-term debt and leases                                     (90,445)                   (123,835)
 Proceeds from exercise of options                                                    11,483                      12,898
 Purchase of treasury stock                                                                0                        (500)
 Reduction in receivable from Employee Stock
    Ownership Plan                                                                     1,901                       1,738
 Decrease in loans to stockholders                                                         3                          44
 Dividends paid                                                                            0                        (286)
 Proceeds from investment by minority interests                                        3,009                       1,680
 Payment of cash distributions to limited partners                                   (13,268)                    (10,617)
                                                                           -------------------             ----------------

                                                  NET CASH PROVIDED FROM
                                                     FINANCING ACTIVITIES            106,583                      23,944
                                                                           -------------------             ----------------

                                          INCREASE (DECREASE) IN CASH AND
                                                         CASH EQUIVALENTS              1,280                     (34,574)

 Cash and cash equivalents at beginning of period                                    150,071                     151,812
                                                                           -------------------             ----------------

                                                CASH AND CASH EQUIVALENTS
                                                         AT END OF PERIOD  $         151,351               $     117,238
                                                                           ===================             ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
     Interest                                                              $          18,423               $      16,473
     Income taxes                                                                     34,635                      20,069


See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

NOTE  1  --    The accompanying  consolidated  financial  statements include the accounts  of  HEALTHSOUTH  Corporation  (the  "Company")  and its
               subsidiaries. This information should be read in conjunction with the  Company's  Annual  Report on Form 10-K for the  fiscal  year ended  December 31,  1996.  It is  management's  opinion that the
               accompanying   consolidated   financial  statements  reflect  all
               adjustments  (which are normal recurring  adjustments,  except as otherwise  indicated)  necessary for a fair  presentation  of the
               results  for  the  interim  period  and  the  comparable   period
               presented.

NOTE  2  --    During 1995,  the Company  entered into a Credit  Agreement  with
               NationsBank,  N.A.  ("NationsBank") and other participating banks
               (the "1995 Credit Agreement") which consisted of a $1,000,000,000 revolving credit facility. On April 18, 1996, the Company amended and  restated  the 1995 Credit  Agreement to increase the size of the revolving credit facility to $1,250,000,000 (the "1996 Credit
               Agreement"). Interest is paid based on LIBOR plus a predetermined margin,  a  base  rate,  or  competitively  bid  rates  from  the participating  banks. The Company is required to pay a fee on the unused  portion of the  revolving  credit  facility  ranging from
               0.08%  to  0.25%,   depending  on  certain  defined  ratios.  The
               principal  amount  is  payable  in full on March  31,  2001.  The
               Company  provided a negative  pledge on all assets under the 1996
               Credit  Agreement,  and the lenders  released the first  priority security  interest  in all  shares  of  stock  of  the  Company's subsidiaries and rights and interests in the Company's controlled partnerships  which  had  been  granted  under  the  1995  Credit
               Agreement.   In  connection  with  the  pending   acquisition  of
               Horizon/CMS   (see  Note  4),   the   Company   has   obtained  a
               fully-underwritten   commitment  from  NationsBank,  N.A.  for  a
               $1,000,000,000  Senior Bridge Loan Facility on substantially  the
               same  terms  as  the  1996   Credit   Agreement.   In   addition,
               NationsBank,  N.A. has  provided the Company with a  $300,000,000 interim revolving credit facility for working capital purposes on substantially the same terms as the 1996 Credit Agreement, pending the closing of the Senior Bridge Loan Facility.

               On March 24, 1994, the Company issued $250,000,000 principal amount of 9.5% Senior Subordinated Notes due 2001 (the "Notes"). Interest is payable on April 1 and October 1. The Notes are senior subordinated obligations of the Company and, as such, are subordinated to all existing and future senior indebtedness of the Company. Also on March 24, 1994, the Company issued $100,000,000 principal amount of 5% Convertible Subordinated Debentures due 2001 (the "Convertible Debentures"). An additional $15,000,000 principal amount of Convertible Debentures was issued in April 1994 to cover underwriters' overallotments. Interest is payable on April 1 and October 1. The Convertible Debentures are convertible into Common Stock of the Company at the option of the holder at a conversion price of $9.406 per share, subject to adjustment in certain events. The net proceeds from the issuance of the Notes and Convertible Debentures were used by the Company to pay down indebtedness outstanding under its other existing credit facilities.

                 At March 31, 1997 and December 31, 1996, long-term debt consisted of the following:


                                                             March 31,            December 31,
                                                                1997                  1996
                                                          -----------------     -----------------
                                                                      (in thousands)
       Advances under the $1,250,000,000 1996
            Credit Agreement                                    $1,164,000              $995,000
       9.5% Senior Subordinated Notes due 2001                     250,000               250,000
       5% Convertible Subordinated Debentures due 2001             115,000               115,000
       Other long-term debt                                        134,821               200,143
                                                          -----------------     -----------------
                                                                 1,663,821             1,560,143
       Less amounts due within one year                             39,510                38,726
                                                          -----------------     -----------------
                                                                $1,624,311            $1,521,417
                                                          =================     =================


               Subsequent  to March 31,  1997,  the  holders of the  Convertible
               Debentures surrendered substantially all of the Convertible Debentures for conversion into approximately 12,226,000 shares of the Company's Common Stock.

NOTE  3  --    On March 3, 1997,  the Company  consummated  the  acquisition  of
               Health Images, Inc. ("Health Images") in a transaction accounted for as a pooling of interests. Accordingly, the Company's historical financial statements for all periods prior to the effective date of the merger have been restated to include the results of Health Images. In the transaction, Health Images stockholders received approximately 10,343,000 shares of the Company's Common Stock. Health Images operates 49 freestanding diagnostic centers in 13 states and six in the United Kingdom.

               Costs and expenses of $15,875,000, primarily representing accounting, legal and financial advisory services, incurred by the Company in connection with the merger have been recorded in operations during the quarter ending March 31, 1997 and reported as Merger Costs in the accompanying consolidated statements of income. The effects of conforming the accounting policies of the Company and Health Images were not material.

               During 1996, the Company consummated the acquisition of ReadiCare, Inc. ("ReadiCare") in a transaction accounted for as a pooling of interests. Prior to the merger, ReadiCare reported on a fiscal year ending on February 28. Accordingly, at the time of the merger, the historical financial statements of ReadiCare were recast to a November 30 fiscal year end to more closely conform to the Company's calendar fiscal year end. Beginning January 1, 1997, all facilities acquired in the ReadiCare merger adopted a December 31 fiscal year end; therefore, ReadiCare's historical results of operations for the one month ended December 31, 1996, which included revenues of $3,266,000 and a net loss of $926,000, are not included in the Company's consolidated statements of income. ReadiCare's cash flow for the one month period ended December 31, 1996 of ($543,000) is included in the accompanying statement of cash flows for the three months ended March 31, 1997.

NOTE  4  --    During the first three  months of 1997,  the Company  acquired 32 outpatient  rehabilitation  facilities,  two  outpatient  surgery centers and one  diagnostic  imaging  center.  The total purchase price of the acquired  facilities was approximately  $28,964,000.
               The Company  also entered into  non-compete  agreements  totaling approximately  $3,675,000 in connection with these  transactions.
               The cost in excess of the acquired facilities' net asset
               value was  approximately  $21,602,000.  The results of operations
               (not  material   individually  or  in  the  aggregate)  of  these
               acquisitions   are   included  in  the   consolidated   financial
               statements from their respective acquisition dates.

               On February 17, 1997, the Company entered into a definitive agreement to acquire Horizon/CMS Healthcare Corporation ("Horizon/CMS") in a stock-for-stock merger in which the stockholders of Horizon/CMS will receive 0.84338 of a share of the Company's common stock per share of Horizon/CMS common stock. The transaction is valued at approximately $1,600,000,000, including the assumption by the Company of approximately $700,000,000 in Horizon/CMS debt. It is expected that the acquisition will be accounted for as a purchase. Consummation of the transaction is subject to various regulatory approvals, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and to the satisfaction of certain other conditions. The Company currently anticipates that the transaction will be consummated in mid-1997.

NOTE  5  --    During  the first  three  months  of 1997,  the  Company  granted incentive and nonqualified stock options to certain Directors, employees and others for 2,240,000 shares of Common Stock at exercise prices ranging from $18.44 to $20.81 per share.

NOTE  6  --    On January 18, 1997, the Company's Board of Directors  authorized a  two-for-one  stock  split to be effected in the form of a 100%
               stock  dividend,   subject  to  the  approval  by  the  Company's
               stockholders of an amendment to its Certificate of Incorporation increasing the number of authorized shares of common stock from 250,000,000 to 500,000,000. The Company's stockholders approved the amendment on March 12, 1997. The stock dividend was payable on March 17, 1997 to holders of record on March 13, 1997.
               Accordingly, all share and per share amounts included in the accompanying financial statements have been restated to give effect to the stock split.

NOTE  7  --    In February 1997, the Financial Accounting Standards Board issued
               Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarters ended March 31, 1997 and March 31, 1996 of $0.01 and $0.01 per share, respectively. The impact of Statement No.
               128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The Company provides outpatient and rehabilitative healthcare services through its inpatient and outpatient rehabilitation facilities, surgery centers, diagnostic centers and medical centers. The Company has expanded its operations through the acquisition or opening of new facilities and satellite locations and by enhancing its existing operations. As of March 31, 1997, the Company had over 1,200 locations in 50 states, the District of Columbia and the United Kingdom, including approximately 780 outpatient rehabilitation locations, 97 inpatient rehabilitation facilities, four medical centers, 140 surgery centers, 73 diagnostic centers and approximately 116 locations providing other patient care services.

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

         Effective March 3, 1997, the Company consummated the acquisition of Health Images, Inc. ("Health Images") through a merger accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of Health Images for all periods presented (see
Note 3 of "Notes to Consolidated Financial Statements" for further discussion). All data set forth for periods prior to December 31, 1996 relating to revenues derived from Medicare and Medicaid do not take into account revenues of the Health Images facilities.


RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1997

         The Company operated approximately 780 outpatient rehabilitation locations (which includes base facilities and satellites) at March 31, 1997, compared to 624 outpatient rehabilitation locations at March 31, 1996. In addition, the Company operated 97 inpatient rehabilitation facilities, four medical centers, 140 surgery centers, and 73 diagnostic centers at March 31, 1997, compared with 95 inpatient facilities, five medical centers, 128 surgery centers and 72 diagnostic centers at March 31, 1996.

         The Company's operations generated revenues of $691,631,000 for the quarter ended March 31, 1997, an increase of $79,482,000, or 13.0%, as compared to the same period in 1996. The increase in revenues is primarily attributable to increases in patient volume and the addition of new outpatient and surgery centers. Same store revenues for the quarter ended March 31, 1997 were $670,119,000, an increase of $57,970,000, or 9.5%, as compared to the same period in 1996. New store revenues were $21,512,000. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 37.6% and 2.7% of revenue for the first quarter of 1997, compared to 38.3% and 2.9% for the same period in 1996. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During the first quarter of 1997, same store outpatient visits, inpatient days, surgical cases and diagnostic cases increased 16.4%, 10.3%, 6.5% and 11.4%, respectively. Revenue per outpatient visit, inpatient day, surgical case and diagnostic case for same store operations increased by 0.4%, 0.1%, 3.7% and 5.1%, respectively.

         Operating expenses, at the operating unit level, were $438,289,000, or 63.4% of revenues, for the quarter ended March 31, 1997, compared to 66.1% of revenues for the first quarter of 1996. Same store operating expenses were $424,664,000, or 63.4% of comparable revenue. New store operating expenses were $13,625,000, or 63.3% of comparable revenue. Corporate general and administrative expenses decreased from $18,449,000 during the 1996 quarter to $17,849,000 during the 1997 quarter. As a percentage of revenue, corporate general and administrative expenses decreased from 3.0% in the 1996 quarter to 2.6% in the 1997 quarter. The provision for doubtful accounts was $14,713,000, or 2.1% of revenues, for the first quarter of 1997, compared to $14,102,000, or 2.3% of revenues, for the same period in 1996. Management believes that this provision is adequate to cover any uncollectible revenues.

         Depreciation and amortization expense was $57,371,000 for the quarter ended March 31, 1997, compared to $47,164,000 for the same period in 1996. The increase represents the investment in additional assets by the Company. Interest expense was $25,673,000 for the quarter ended March 31, 1997, compared to $24,851,000 for the quarter ended March 31, 1996. For the first quarter of 1997, interest income was $1,038,000, compared to $1,827,000 for the first quarter of 1996.

         As a result of the Health Images acquisition, the Company recognized $15,875,000, primarily representing accounting, legal and financial advisory services, in merger costs during the first three months of 1997.

         Income before minority interests and income taxes for the first quarter of 1997 was $122,899,000, compared to $75,670,000 for the same period in 1996. Minority interests decreased income before income taxes by $15,908,000 for the quarter ended March 31, 1997, compared to decreasing income before income taxes by $11,517,000 for the first quarter of 1996. The provision for income taxes for the first quarter of 1997 was $42,411,000, compared to $24,472,000 for the same period in 1996, resulting in effective tax rates of 39.6% and 38.1%, respectively. Net income for the first quarter of 1997 was $64,580,000, compared to $39,681,000 for the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1997, the Company had working capital of $629,186,000, including cash and marketable securities of $155,193,000. Working capital at December 31, 1996 was $562,952,000, including cash and marketable securities of $153,831,000. For the first three months of 1997, cash provided by operations was $75,524,000, compared to $63,115,000 for the same period in 1996. Additions to property, plant, and equipment and acquisitions accounted for $96,447,000 and $28,964,000, respectively, during the first three months of 1997. Those same investing activities accounted for $53,329,000 and $26,892,000, respectively, in the same period in 1996. Financing activities provided $106,583,000 and $23,944,000 during the first three months of 1997 and 1996, respectively. Net borrowing proceeds (borrowing less principal reductions) for the first three months of 1997 and 1996 were $103,455,000 and $18,987,000, respectively.

         Accounts receivable were $580,218,000 at March 31, 1997, compared to $540,389,000 at December 31, 1996. The number of days of average quarterly revenues in ending receivables at March 31, 1997 was 75.5, compared to 76.8 days of average annual revenues in ending receivables at December 31, 1996. The concentration of net accounts receivable from patients, third-party payors, insurance companies and others at March 31, 1997 is consistent with the related concentration of revenues for the period then ended.

         At March 31, 1997, the Company had a $1,250,000,000 revolving line of credit with NationsBank, N.A. (Carolinas) and other participating banks (the "1996 Credit Agreement"). Interest is paid based on LIBOR plus a predetermined margin, a base rate or competitively bid rates from the participating banks. This credit facility has a maturity date of March 31, 2001. The Company provided a negative pledge on all assets for the 1996 Credit Agreement. The effective interest rate on the average outstanding balance under the revolving line of credit was 5.78% for the three months ended March 31, 1997, compared to the average prime rate of 8.27% during the same period. At March 31, 1997, the Company had drawn $1,164,000,000 under the 1996 Credit Agreement.

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

         The Company intends to pursue the acquisition or development of additional healthcare operations, including comprehensive outpatient rehabilitation facilities, ambulatory surgery centers, inpatient rehabilitation facilities and companies engaged in the provision of outpatient surgery and rehabilitation-related services, and to expand certain of its existing facilities. While it is not possible to estimate precisely the amounts which will actually be expended in the foregoing areas, the Company anticipates that over the next twelve months, it will spend approximately $50,000,000 on maintenance and expansion of its existing facilities and approximately $300,000,000 on development of the Integrated Service Model, pursuant to which the Company plans to utilize its services in particular markets to provide an integrated continuum of coordinated care.

          Although the Company is continually considering and evaluating acquisitions and opportunities for future growth, the Company has not entered into any agreements with respect to material future acquisitions other than the transaction with Horizon/CMS. In connection with the pending acquisition of

Horizon/CMS, the Company has obtained a fully-underwritten commitment from NationsBank, N.A. for a $1,000,000,000 Senior Bridge Loan Facility on
substantially the same terms as the 1996 Credit Agreement. In addition, NationsBank, N.A. has provided the Company with a $300,000,000 interim revolving credit facility for working capital purposes on substantially the same terms as the 1996 Credit Agreement, pending the closing of the Senior Bridge Loan Facility. The Company believes that existing cash, cash flow from operations, and borrowings under the revolving line of credit and the interim and bridge loan facilities will be sufficient to satisfy the Company's estimated cash requirements for the next twelve months, and for the reasonably foreseeable future.

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

PART II -- OTHER INFORMATION

Item 2.           CHANGES IN SECURITIES.

(c)     Recent Sales of Unregistered Securities

                  There were no sales of securities in transactions not registered under the Securities Act of 1933, as amended, during the period covered by this Quarterly Report on Form 10-Q.


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .

                  The information required under this item was previously reported under Item 4 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and is hereby incorporated herein by reference.


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

                  11.  Computation of Income Per Share (unaudited)
                  27.  Financial Data Schedule

(b)      Reports on Form 8-K

                  During the three months ended March 31, 1997, the Company filed (i) a Current Report on Form 8-K filed February 19, 1997, reporting under Item 5 the proposed acquisition of Horizon/CMS Healthcare Corporation, and (ii) a Current Report on Form 8-K filed March 13, 1997, reporting under Item 2 the consummation of the acquisition of Health Images, Inc. and incorporating by reference under Item 7 the required historical financial statements of Health Images, Inc. and related pro forma financial information.



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


                                        HEALTHSOUTH CORPORATION
                                        -----------------------
                                            (Registrant)



Date: May 15, 1997                        RICHARD M. SCRUSHY
                                     ----------------------------
                                          Richard M. Scrushy
                                      Chairman of the Board and
                                       Chief Executive Officer




Date: May 15, 1997                         AARON BEAM, JR.
                                     ----------------------------
                                           Aaron Beam, Jr.
                                     Executive Vice President and
                                        Chief Financial Officer