Form 10-Q
period 1997-06-30
HEALTHSOUTH CORP
filed 1997-08-14
CIK 785161

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997; or

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

                    YES  X                        NO
                       -----                        -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                  Outstanding at August 8, 1997
-----------------------                        -----------------------------
COMMON STOCK, PAR VALUE                                 343,451,019 SHARES
            $.01 PER SHARE

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


PART 1 -- FINANCIAL INFORMATION

                                                                                 PAGE
                                                                                 ----
Item 1.  Financial Statements

         Consolidated Balance Sheets (Unaudited) -- June 30, 1997
         and December 31, 1996                                                     3

         Consolidated Statements of Income (Unaudited) -- Three Months and Six
         Months Ended June 30, 1997 and 1996                                       5

         Consolidated Statements of Cash Flows (Unaudited) -- Six Months
         Ended June 30, 1997 and 1996                                              6

         Notes to Consolidated Financial Statements (Unaudited) -- Three
         Months and Six Months Ended June 30, 1997 and 1996                        8

Item 2.
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                       12

PART II -- OTHER INFORMATION

Item 2.  Changes in Securities                                                     15

Item 4.  Submission of Matters to a Vote of Security Holders                       15

Item 6.  Exhibits and Reports on Form 8-K                                          16

PART I -- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED - IN THOUSANDS)

                                                 JUNE 30,          DECEMBER 31,
                                                   1997                1996
                                              ------------        --------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents               $    175,831         $   150,071
     Other marketable securities                    3,839               3,760
     Accounts receivable                          622,142             540,389
     Inventories, prepaid expenses, and
        other current assets                      195,952             175,582
     Deferred income taxes                         16,435              15,238
                                            --------------       -------------
        TOTAL CURRENT ASSETS                    1,014,199             885,040


OTHER ASSETS                                      102,419              85,412

PROPERTY, PLANT AND EQUIPMENT--NET              1,627,443           1,464,833

INTANGIBLE ASSETS--NET                          1,150,734           1,094,421
                                            --------------       -------------
        TOTAL ASSETS                        $   3,894,795        $  3,529,706
                                            ==============        =============

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           (UNAUDITED - IN THOUSANDS)



LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                JUNE 30,                DECEMBER 31,
                                                                  1997                     1996
                                                          ------------------        -------------------

CURRENT LIABILITIES
     Accounts payable                                   $             91,005      $         116,451
     Salaries and wages payable                                       54,047                 67,793
     Accrued interest payable and other liabilities                  100,611                 99,118
     Current portion of long-term debt                                39,767                 38,726
                                                          -------------------       -------------------
                          TOTAL CURRENT LIABILITIES                  285,430                322,088

LONG-TERM DEBT                                                     1,635,697              1,521,417

DEFERRED INCOME TAXES                                                 43,146                 41,850

OTHER LONG-TERM LIABILITIES                                            3,047                  3,558

DEFERRED REVENUE                                                         577                    406

MINORITY INTERESTS--LIMITED PARTNERSHIPS                              78,102                 71,286

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.10 par value--1,500,000
        shares authorized; issued and outstanding--none                    0                      0
     Common Stock, $.01 par value--500,000,000
        shares authorized; 340,714,000 and 326,492,000
        shares issued at June 30, 1997 and
        December 31, 1996, respectively                                3,407                  3,265
     Additional paid-in capital                                    1,193,818              1,060,012
     Retained earnings                                               669,514                525,718
     Treasury stock                                                     (323)                  (323)
     Receivable from Employee Stock Ownership Plan                   (12,247)               (14,148)
     Notes receivable from stockholders                               (5,373)                (5,423)
                                                          -------------------       ----------------
                         TOTAL STOCKHOLDERS' EQUITY                1,848,796              1,569,101
                                                          -------------------       ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $          3,894,795      $       3,529,706
                                                          ===================       ================



See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED - IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                    THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                         JUNE 30,                                 JUNE 30,
                                                 1997                 1996                1997             1996
                                           ----------------     ----------------       -----------   ----------------

Revenues                                  $         723,017    $         628,854       $ 1,414,648   $      1,241,003

Operating unit expenses                             451,650              409,225           889,939            814,026
Corporate general and administrative
 expenses                                            18,509               19,358            36,358             37,807
Provision for doubtful accounts                      18,075               14,251            32,788             28,353
Depreciation and amortization                        60,145               49,792           117,516             96,956
Merger costs                                              0                    0            15,875             28,939
Interest expense                                     27,742               24,352            53,415             49,203
Interest income                                      (1,284)              (1,691)           (2,322)            (3,518)
                                            ---------------      ---------------        ----------    ---------------
                                                    574,837              515,287         1,143,569          1,051,766
                                            ===============      ===============        ==========    ===============
       Income before income taxes and
        minority interests                         148,180              113,567            271,079           189,237
Provision for income taxes                          50,054               38,002             92,465            62,474
                                            --------------       --------------          ---------    --------------
       Income before minority interests             98,126               75,565            178,614           126,763
Minority interests                                 (16,807)             (13,580)           (32,715)          (25,097)
                                           ---------------      ---------------         ----------    --------------
            Net income                    $         81,319     $         61,985       $   145,899   $        101,666
                                           ===============      ===============        ==========    ===============


Weighted average common and common
 equivalent shares outstanding                     354,982              338,951           349,227            338,327
                                           ===============      ===============        ==========    ===============

Net income per common and common
 equivalent share                         $           0.23     $           0.18       $      0.42   $           0.30
                                           ================     ===============        ===========   ================

Net income per common share --
 assuming full dilution                   $           0.23     $           0.18       $      0.41   $          0.29
                                           ================     ===============        ===========   ===============


See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - In Thousands)


                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                            1997          1996
                                                          --------       -------


OPERATING ACTIVITIES
Net income                                                $145,899     $101,666
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                         117,516       96,956
     Provision for doubtful accounts                        32,788       28,353
     Income applicable to minority interests of
       limited partnerships                                 32,715       25,097
     Merger costs                                           15,875       28,939
     Provision for deferred income taxes                     6,036        1,448
     Provision for deferred revenue                            171         (635)
     Changes in operating assets and liabilities,
        net of effects of acquisitions:
          Accounts receivable                             (109,810)     (96,120)
          Inventories, prepaid expenses and other
            current assets                                 (21,226)     (10,080)
          Accounts payable and accrued expenses            (66,796)    $(14,577)
                                                         ---------   ----------

                         NET CASH PROVIDED BY
                         OPERATING ACTIVITIES              153,168      161,047

INVESTING ACTIVITIES
Purchases of property, plant and equipment                (219,209)    (101,736)
Additions to intangible assets, net of effects of
  acquisitions                                             (57,579)     (75,918)
Assets obtained through acquisitions, net of
  liabilities assumed                                      (56,241)     (54,970)
Changes in other assets                                    (17,007)        (692)
Proceeds received on sale of other marketable
  securities                                                    60          252
Investments in other marketable securities                    (139)           0
                                                       -----------   ----------

               NET CASH USED IN INVESTING ACTIVITIES      (350,115)    (233,064)

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           (UNAUDITED - In Thousands)


                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                       1997          1996
                                                   -----------    -----------
FINANCING ACTIVITIES
  Proceeds from borrowings                            339,666      160,257
  Principal payments on long-term debt and leases    (109,856)    (133,615)
  Proceeds from exercise of options                    18,948       21,167
  Purchase of treasury stock                                0         (539)
  Reduction in receivable from Employee Stock
    Ownership Plan                                      1,901        1,738
  Decrease in loans to stockholders                        50          195
  Dividends paid                                            0         (572)
  Proceeds from investment by minority interests          548          569
  Payment of cash distributions to limited partners   (28,550)     (21,495)
                                                    ---------     --------

                    NET CASH PROVIDED FROM
                    FINANCING ACTIVITIES              222,707       27,705
                                                    ---------     --------

               INCREASE (DECREASE) IN CASH AND
                            CASH EQUIVALENTS           25,760      (44,312)

Cash and cash equivalents at beginning of period      150,071      151,812
                                                    ---------    ---------

               CASH AND CASH EQUIVALENTS
               AT END OF PERIOD                      $175,831     $107,500
                                                    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest                                         $ 53,454       47,865
    Income taxes                                       86,888       40,315


Non-cash financing activities:
   The holders of the Company's $115,000,000 in aggregate principal amount of 5% Convertible Subordinated Debentures due 2001 surrendered the Debentures for conversion into approximately 12,226,000 shares of the Company's Common Stock at various dates during 1997.

See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


NOTE 1 --   The  accompanying  consolidated  financial  statements  include  the
            accounts  of  HEALTHSOUTH   Corporation   (the  "Company")  and  its
            subsidiaries.  This  information  should be read in conjunction with the  Company's  Annual Report on Form 10-K for the fiscal year ended
            December 31, 1996, as amended.  It is management's  opinion that the
            accompanying   consolidated   financial   statements   reflect   all
            adjustments (which are normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of the results for the interim period and the comparable period presented.

NOTE 2 --   During  1995,  the  Company  entered  into a Credit  Agreement  with
            NationsBank, N.A. ("NationsBank") and other participating banks (the
            "1995  Credit   Agreement")  which  consisted  of  a  $1,000,000,000
            revolving  credit  facility.  On April 18, 1996, the Company amended and restated  the 1995 Credit  Agreement to increase the size of the revolving  credit  facility  to  $1,250,000,000  (the  "1996  Credit
            Agreement").  Interest  is paid based on LIBOR plus a  predetermined
            margin,   a  base  rate,  or   competitively   bid  rates  from  the
            participating  banks.  The  Company is  required to pay a fee on the unused portion of the revolving  credit facility  ranging from 0.08%
            to 0.25%,  depending on certain defined ratios. The principal amount is  payable  in full on March  31,  2001.  The  Company  provided  a negative pledge on all assets under the 1996 Credit  Agreement,  and the lenders  released the first  priority  security  interest in all shares  of  stock  of the  Company's  subsidiaries  and  rights  and interests in the Company's  controlled  partnerships  which had been granted  under the 1995 Credit  Agreement.  In  connection  with the pending  acquisition  of  Horizon/CMS  (see Note 4), the Company has obtained a commitment  from  NationsBank,  N.A. and nine other banks for a  $1,250,000,000  Senior Bridge Loan Facility on  substantially
            the  same  terms  as  the  1996  Credit   Agreement.   In  addition,
            NationsBank,  N.A.  has  provided  the Company  with a  $300,000,000 interim revolving credit facility for working capital purposes on substantially the same terms as the 1996 Credit Agreement, pending the closing of the Senior Bridge Loan Facility.

            On March 24, 1994, the Company issued $250,000,000 principal amount of 9.5% Senior Subordinated Notes due 2001 (the "Notes"). Interest is payable on April 1 and October 1. The Notes are senior subordinated obligations of the Company and, as such, are subordinated to all existing and future senior indebtedness of the Company. Also on March 24, 1994, the Company issued $100,000,000 principal amount of 5% Convertible Subordinated Debentures due 2001 (the "Convertible Debentures"). An additional $15,000,000 principal amount of Convertible Debentures was issued in April 1994 to cover underwriters' overallotments. The Convertible Debentures were convertible into Common Stock of the Company at the option of the holder at a conversion price of $9.406 per share, subject to adjustment in certain events. As of April 1, 1997, the holders of the Convertible Debentures surrendered substantially all of the Convertible Debentures for conversion into approximately 12,226,000 shares of the Company's Common Stock. The net proceeds from the issuance of the Notes and Convertible Debentures were used by the Company to pay down indebtedness outstanding under its other existing credit facilities.

At June 30, 1997, and December 31, 1996, long-term debt consisted of the following:

                                                    June 30,       December 31,
                                                      1997             1996
                                                   ----------     --------------
                                                          (in thousands)
Advances under the $1,250,000,000 1996
  Credit Agreement                                 $1,240,000       $  995,000
Advances under the $300,000,000 interim
  revolving credit facility                            75,000                0
9.5% Senior Subordinated Notes due 2001               250,000          250,000
5% Convertible Subordinated Debentures due 2001             0          115,000
Other long-term debt                                  110,464          200,143
                                                   ----------       ----------
                                                    1,675,464        1,560,143
Less amounts due within one year                       39,767           38,726
                                                   ----------       ----------
                                                   $1,635,697       $1,521,417
                                                   ==========       ==========


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

            Costs and expenses of $15,875,000, primarily representing accounting, legal and financial advisory services, incurred by the Company in connection with the merger were recorded in operations during the quarter ending March 31, 1997, and reported as Merger Costs in the accompanying consolidated statements of income for the six months ending June 30, 1997. The effects of conforming the accounting policies of the Company and Health Images were not material.

            During 1996, the Company consummated the acquisition of ReadiCare, Inc. ("ReadiCare") in a transaction accounted for as a pooling of interests. Prior to the merger, ReadiCare reported on a fiscal year ending on February 28. Accordingly, at the time of the merger, the historical financial statements of ReadiCare were recast to a November 30 fiscal year end to more closely conform to the Company's calendar fiscal year end. Beginning January 1, 1997, all facilities acquired in the ReadiCare merger adopted a December 31 fiscal year end; therefore, ReadiCare's historical results of operations for the one month ended December 31, 1996, which included revenues of $3,266,000 and a net loss of $926,000, are not included in the Company's consolidated statements of income. ReadiCare's cash flow for the one month period ended December 31, 1996, of ($543,000) is included in the accompanying statement of cash flows for the six months ended June 30, 1997.

NOTE 4 --   During  the  first six  months  of 1997,  the  Company  acquired  69 outpatient rehabilitation facilities, two outpatient surgery centers and five diagnostic imaging centers. The total purchase price of the acquired facilities was approximately $56,241,000.  The Company also
            entered   into   non-compete   agreements   totaling   approximately
            $11,515,000  in  connection  with  these  transactions.  The cost in excess of the acquired facilities' net asset
            value was approximately $50,214,000.  The results of operations (not material individually or in the aggregate) of these acquisitions are
            included  in  the  consolidated   financial  statements  from  their
            respective acquisition dates.

            On February 17, 1997, the Company entered into a definitive agreement to acquire Horizon/CMS Healthcare Corporation ("Horizon/CMS") in a stock-for-stock merger in which the stockholders of Horizon/CMS will receive 0.84338 of a share of the Company's common stock per share of Horizon/CMS common stock. The transaction is valued at approximately $1,600,000,000, including the assumption by the Company of approximately $700,000,000 in Horizon/CMS debt. It is expected that the acquisition will be accounted for as a purchase. Consummation of the transaction is subject to various regulatory approvals, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and to the satisfaction of certain other conditions. The Company currently anticipates that the transaction will be consummated in the third quarter of 1997.

NOTE 5 --   During the first six months of 1997, the Company  granted  incentive and nonqualified stock options to certain Directors and employees for 2,240,000 shares of Common Stock at exercise prices ranging from $18.44 to $20.81 per share.

NOTE 6 --   On January 18, 1997, the Company's  Board of Directors  authorized a two-for-one stock split to be effected in the form of a 100% stock dividend, subject to the approval by the Company's stockholders of an amendment to its Certificate of Incorporation increasing the number of authorized shares of common stock from 250,000,000 to 500,000,000. The Company's stockholders approved the amendment on March 12, 1997. The stock dividend was payable on March 17, 1997, to holders of record on March 13, 1997. Accordingly, all share and per share amounts included in the accompanying financial statements have been restated to give effect to the stock split.

NOTE 7 --   In February 1997, the Financial  Accounting  Standards  Board issued
            Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarters ended
            June 30,  1997,  and June 30,  1996,  of $0.01 and $0.01 per  share, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The Company provides outpatient and rehabilitative healthcare services through its inpatient and outpatient rehabilitation facilities, surgery centers, diagnostic centers and medical centers. The Company has expanded its operations through the acquisition or opening of new facilities and satellite locations and by enhancing its existing operations. As of June 30, 1997, the Company had over 1,250 locations in 50 states, the District of Columbia and the United Kingdom, including approximately 830 outpatient rehabilitation locations, 99 inpatient rehabilitation facilities, four medical centers, 142 surgery centers, 77 diagnostic centers and approximately 137 locations providing other patient care services.

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

     Effective March 3, 1997, the Company consummated the acquisition of Health Images, Inc. ("Health Images") through a merger accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of Health Images for all periods presented (see Note 3 of "Notes to Consolidated Financial Statements" for further discussion). All data set forth for periods prior to December 31, 1996, relating to revenues derived from Medicare and Medicaid do not take into account revenues of the Health Images facilities.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 1997

     The Company operated 830 outpatient locations (which includes base facilities and satellites) at June 30, 1997, compared to 679 outpatient locations at June 30, 1996. In addition, the Company operated 99 inpatient rehabilitation facilities, four medical centers, 142 surgery centers, and 77 diagnostic centers at June 30, 1997, compared with 96 inpatient facilities, five medical centers, 130 surgery centers and 72 diagnostic centers at June 30, 1996.

     The Company's operations generated revenues of $723,017,000 for the quarter ended June 30, 1997, an increase of $94,163,000, or 15.0%, as compared to the same period in 1996. The increase in revenues is primarily attributable to increases in patient volume and the addition of new outpatient and surgery centers. Same store revenues for the quarter ended June 30, 1997, were $698,796,000, an increase of $69,942,000, or 11.1%, as compared to the same period in 1996. New store revenues were $24,221,000. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 38.0% and 2.3% of revenue for the second quarter of 1997, compared to 37.5% and 2.7% for the same period in 1996. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During the second quarter of 1997, same store outpatient visits, inpatient days, surgical cases and diagnostic cases increased 16.6%, 11.2%, 7.6% and 12.0%, respectively. Revenue per outpatient visit, inpatient day, surgical case and diagnostic case for same store operations increased (decreased) by 1.0%, (0.4)%, 0.4% and 4.9%, respectively.

     Operating expenses, at the operating unit level, were $451,650,000, or 62.5% of revenues, for the quarter ended June 30, 1997, compared to 65.1% of revenues for the second quarter of 1996. The decrease in operating expenses as a percentage of revenues is primarily attributable to the 11.1% increase in same store revenues noted above. In same store operations, the incremental costs associated with increased revenues are significantly less as a percentage of those increased revenues. Same store operating expenses were $434,047,000, or 62.1% of comparable revenue. New store operating expenses were $17,604,000, or 72.7% of comparable revenue. Corporate general and administrative expenses decreased from $19,358,000 during the 1996 quarter to $18,509,000 during the 1997 quarter. As a percentage of revenue, corporate general and administrative expenses decreased from 3.1% in the 1996 quarter to 2.6% in the 1997 quarter. The provision for doubtful accounts was $18,075,000, or 2.5% of revenues, for the second quarter of 1997, compared to $14,251,000, or 2.3% of revenues, for the same period in 1996. Management believes that this provision is adequate to cover any uncollectible revenues.

     Depreciation and amortization expense was $60,145,000 for the quarter ended June 30, 1997, compared to $49,792,000 for the same period in 1996. The increase represents the investment in additional assets by the Company. Interest expense was $27,742,000 for the quarter ended June 30, 1997, compared to $24,352,000 for the quarter ended June 30, 1996. For the second quarter of 1997, interest income was $1,284,000, compared to $1,691,000 for the second quarter of 1996.

     Income before minority interests and income taxes for the second quarter of 1997 was $148,180,000, compared to $113,567,000 for the same period in 1996.
Minority interests decreased income before income taxes by $16,807,000 for the quarter ended June 30, 1997, compared to decreasing income before income taxes by $13,580,000 for the second quarter of 1996. The provision for income taxes for the second quarter of 1997 was $50,054,000, compared to $38,002,000 for the same period in 1996, resulting in effective tax rates of 38.1% and 38.0%, respectively. Net income for the second quarter of 1997 was $81,319,000, compared to $61,985,000 for the second quarter of 1996.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 1997

     Revenues for the six months ended June 30, 1997, were $1,414,648,000, an increase of $173,645,000, or 14.0%, over the six months ended June 30, 1996. Same store revenues were $1,375,198,000, an increase of $134,195,000, or 10.8%, as compared to the same period in 1996. New store revenues were $39,450,000. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 37.9% and 2.4% of revenue for the first six months of 1997, compared to 38.1% and 2.8% for the same period in 1996. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During the first six months of 1997, same store outpatient visits, inpatient days, surgical cases and diagnostic cases increased 16.5%, 10.8%, 7.4% and 11.7%, respectively. Revenue per outpatient visit, inpatient day, surgical case and diagnostic case for same store operations increased (decreased) by 1.7%, (0.6)%, 1.8% and 5.9%, respectively.

     Operating expenses, at the operating unit level, were $889,939,000, or 62.9% of revenues, for the six months ended June 30, 1997, as compared to $814,026,000, or 65.6% of revenues, for the first six months of 1996. Same store operating expenses were $861,064,000, or 62.6% of comparable revenue. New store operating expenses were $28,875,000, or 73.2% of comparable revenue. As a result of the Health Images acquisition, the Company recognized merger costs of $15,875,000 during the first quarter of 1997. Net income for the six months ended June 30, 1997, was $145,899,000, compared to $101,666,000 for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997, the Company had working capital of $728,769,000, including cash and marketable securities of $179,670,000. Working capital at December 31, 1996, was $562,952,000, including cash and marketable securities of $153,831,000. For the first six months of 1997, cash provided by operations was $153,168,000, compared to $161,047,000 for the same period in 1996. Additions to property, plant, and equipment and acquisitions accounted for $219,209,000 and $56,241,000, respectively, during the first six months of 1997. Those same investing activities accounted for $101,736,000 and $54,970,000, respectively, in the same period in 1996. Financing activities provided $222,707,000 and $27,705,000 during the first six months of 1997 and 1996, respectively. Net borrowing proceeds (borrowing less principal reductions) for the first six months of 1997 and 1996 were $229,810,000 and $26,642,000, respectively.

     Accounts receivable were $622,142,000 at June 30, 1997, compared to $540,389,000 at December 31, 1996. The number of days of average quarterly revenues in ending receivables at June 30, 1997, was 78.3, compared to 76.8 days of average annual revenues in ending receivables at December 31, 1996. The concentration of net accounts receivable from patients, third-party payors, insurance companies and others at June 30, 1997, is consistent with the related concentration of revenues for the period then ended.

     At June 30, 1997, the Company had a $1,250,000,000 revolving line of credit with NationsBank, N.A. (Carolinas) and other participating banks (the "1996 Credit Agreement"). Interest is paid based on LIBOR plus a predetermined margin, a base rate or competitively bid rates from the participating banks. This credit facility has a maturity date of March 31, 2001. The Company provided a negative pledge on all assets for the 1996 Credit Agreement. The effective interest rate on the average outstanding balance under the revolving line of credit was 5.81% for the six months ended June 30, 1997, compared to the average prime rate of 8.38% during the same period. At June 30, 1997, the Company had drawn $1,240,000,000 under the 1996 Credit Agreement and $75,000,000 under the interim revolving credit facility described below.

     On February 17, 1997, the Company entered into a definitive agreement to acquire Horizon/CMS Healthcare Corporation ("Horizon/CMS") in a stock-for-stock merger in which the stockholders of Horizon/CMS will receive 0.84338 of a share of the Company's common stock per share of Horizon/CMS common stock. The transaction is valued at approximately $1,600,000,000, including the assumption by the Company of approximately $700,000,000 in Horizon/CMS debt. It is expected that the transaction will be accounted for as a purchase. Consummation of the transaction is subject to various regulatory approvals, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and to the satisfaction of certain other conditions. The Company currently anticipates that the transaction will be consummated in the third quarter of 1997.

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

     Although the Company is continually considering and evaluating acquisitions and opportunities for future growth, the Company has not entered into any agreements with respect to material future acquisitions other than the transaction with Horizon/CMS. In connection with the pending acquisition of Horizon/CMS, the Company has obtained a commitment from NationsBank, N.A. and nine other banks for a $1,250,000,000 Senior Bridge Loan Facility on substantially the same terms as the 1996 Credit Agreement. In addition, NationsBank, N.A. has provided the Company with a $300,000,000 interim revolving credit facility for working capital purposes on substantially the same terms as the 1996 Credit Agreement, pending the closing of the Senior Bridge Loan Facility. The Company believes that existing cash, cash flow from operations, and borrowings under the revolving line of credit and the interim and bridge loan facilities will be sufficient to satisfy the Company's estimated cash requirements for the next twelve months, and for the reasonably foreseeable future.

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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 1, 1997, the Annual Meeting of Stock holders of the Company was held, at which shares of Common Stock represented at the Annual Meeting were voted in favor of the election of Directors as follows:

                                             FOR                 WITHHOLD
                                        --------------       ----------------

 1. Richard M. Scrushy                   286,677,403            3,219,479
 2. Phillip C. Watkins, M.D.             286,677,403            3,219,479
 3. George H. Strong                     286,677,403            3,219,479
 4. C. Sage Givens                       286,677,403            3,219,479
 5. Charles W. Newhall III               286,677,403            3,219,479
 6. John S. Chamberlin                   286,677,403            3,219,479
 7. Aaron Beam, Jr.                      286,677,403            3,219,479
 8. James P. Bennett                     286,677,403            3,219,479
 9. Larry R. House                       286,677,403            3,219,479
10. Anthony J. Tanner                    286,677,403            3,219,479
11. Richard F. Celeste                   286,677,403            3,219,479
12. P. Daryl Brown                       286,677,403            3,219,479
13. Joel C. Gordon                       286,677,403            3,219,479


     In addition, shares of Common Stock represented at the Annual Meeting were voted in favor of the approval and adoption of the Company's 1997 Stock Option Plan as follows:

   Number of Shares
        Voting                 For               Against            Abstain
 ----------------------  ----------------  ------------------- -----------------

      289,497,882          272,497,820          16,485,588          913,470

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

                  11.  Computation of Income Per Share (unaudited)
                  27.  Financial Data Schedule

(b)      Reports on Form 8-K

               During the three months ended June 30, 1997, the Company filed no Current Reports on Form 8-K.

     No other items of Part II are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-Q.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HEALTHSOUTH CORPORATION
                                           (Registrant)



Date:  August 14, 1997                 /s/ RICHARD M. SCRUSHY
                                       --------------------------
                                           Richard M. Scrushy
                                        Chairman of the Board and
                                          Chief Executive Officer




Date:  August 14, 1997                 /s/ AARON BEAM, JR.
                                       --------------------------
                                           Aaron Beam, Jr.
                                       Executive Vice President and
                                         Chief Financial Officer