Form 10-K/A
period 1996-12-31
HEALTHSOUTH CORP
filed 1997-08-26
CIK 785161

================================================================================

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

Commission File Number 1-10315

                            HEALTHSOUTH CORPORATION
                   ----------------------------------------
            (Exact Name of Registrant as Specified in its Charter)



               DELAWARE                                 63-0860407
-------------------------------------    ------------------------------------
     (State or Other Jurisdiction        (I.R.S. Employer Identification No.)
    of Incorporation or Organization)


         ONE HEALTHSOUTH PARKWAY
            BIRMINGHAM, ALABAMA                                35243
 ------------------------------------------              -----------------------
      (Address of Principal Executive Offices)           (Zip Code)

 Registrant's Telephone Number, Including Area Code:     (205) 967-7116
                                                         -----------------------


Securities Registered Pursuant to Section 12(b) of the Act:


                                                       Name of Each Exchange
   Title of Each Class                                  on which Registered
----------------------------                      -----------------------------
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

                               Yes [x]    No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 18, 1997:

           Common Stock, par value $.01 per share -- $6,940,206,270

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at March 18, 1997
------------------------                      -----------------------------
COMMON STOCK, PAR VALUE                            328,838,938 SHARES
    $.01 PER SHARE

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


ITEM 1. BUSINESS


GENERAL

     HEALTHSOUTH Corporation ("HEALTHSOUTH" or the "Company") is the nation's largest provider of outpatient surgery and rehabilitative healthcare services. The Company provides these services through its national network of outpatient and inpatient rehabilitation facilities, outpatient surgery centers, diagnostic centers, occupational medicine centers, medical centers and other healthcare facilities. The Company believes that it provides patients, physicians and payors with high-quality healthcare services at significantly lower costs than traditional inpatient hospitals. Additionally, the Company's national network, reputation for quality and focus on outcomes has enabled it to secure contracts with national and regional managed care payors. At December 31, 1996, the Company had over 1,000 patient care locations in 50 states.

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

     On February 17, 1997, the Company and Horizon/CMS Healthcare Corporation ("Horizon/CMS") signed a definitive agreement pursuant to which HEALTHSOUTH will acquire Horizon/CMS in a stock-for-stock merger in which the stockholders of Horizon/CMS will receive 0.84338 of a share of HEALTHSOUTH Common Stock per share of Horizon/CMS Common Stock. Horizon/CMS operates the nation's second-largest network of rehabilitation facilities. The proposed transaction is valued at approximately $1,600,000,000 (including the assumption of approximately $700,000,000 in debt). Horizon/ CMS operates 33 inpatient rehabilitation hospitals, 58 specialty hospitals and subacute units and 282 outpatient rehabilitation locations. Horizon/CMS also owns, leases or manages 267 long-term care facilities, a contract therapy business holding 1,400 contracts, an institutional pharmacy business serving 38,500 beds and other healthcare services. The transaction is subject to the approval of Horizon/CMS's stockholders and to various regulatory approvals, including clearance under the Hart-Scott- Rodino Antitrust Improvements Act of 1976, as amended, as well as to the satisfaction of certain other conditions. The Company and Horizon/CMS currently anticipate that the transaction will be consummated in mid-1997.


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



SOURCE OF REVENUES

     Private pay revenue sources represent the majority of the Company's revenues. The following table sets forth the percentages of the Company's revenues from various sources for the periods indicated:


                                         YEAR ENDED           YEAR ENDED
             SOURCE                   DECEMBER 31, 1995     DECEMBER 31, 1996
-----------------------------------   -------------------   ------------------
     Medicare    ..................           40.0%                37.8%
     Commercial(1)  ...............           34.8                 34.9
     Workers' Compensation   ......           10.3                 11.3
     All Other Payors(2)  .........           14.9                 16.0
                                            ------               ------
                                             100.0%               100.0%

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


COMPETITION

     The Company competes in the geographic markets in which its facilities are located. In addition, the Company's rehabilitation facilities compete on a regional and national basis with other providers of specialized services such as sports medicine and work hardening, and specific concentrations such as head injury rehabilitation and orthopaedic surgery. The competition faced in each of these markets is similar, with variations arising from the number of healthcare providers in the given metropolitan area. The primary competitive factors in the rehabilitation services business are quality of services, projected patient outcomes, charges for services, responsiveness to the needs of the patients, community and physicians, and ability to tailor programs and services to meet specific needs of the patients. Competitors and potential competitors include hospitals, private practice therapists, rehabilitation agencies and oth-
ers. Some of these competitors may have greater patient referral support and financial and personnel resources in particular markets than the Company. Management believes that the Company competes successfully within the marketplace based upon its reputation for quality, competitive prices, positive rehabilitation outcomes, innovative programs, clean and bright facilities and responsiveness to needs.

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

ITEM 2. PROPERTIES

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

     The following table sets forth a listing of the Company's patient care services locations at December 31, 1996 (without giving effect to the Health Images acquisition):






                         OUTPATIENT           INPATIENT
                       REHABILITATION      REHABILITATION           MEDICAL        SURGERY   DIAGNOSTIC    OTHER
STATE                    CENTERS(1)     FACILITIES (BEDS)(2)   CENTERS (BEDS)(2)   CENTERS     CENTERS    SERVICES
---------------------- ---------------- ---------------------- ------------------- --------- ------------ ---------
Alabama                       16                   9(389)            1(219)            5          3          10
Alaska                                                                                 1
Arizona                       26                   3(183)                              2
Arkansas                       1                   1(80)                               2
California                    48                   1(60)                              21                     31
Colorado                      28                                                       5                     12
Connecticut                   18                   2(40)                               1
Delaware                       7                                                       2
District of Columbia           1                                                                  1
Florida                       46                   8(613)            2(397)           18                     11
Georgia                       13                   1(75)                               3          1
Hawaii                         5                                                       1
Idaho                                                                                  1
Illinois                      50                                                       2
Indiana                       13                   1(80)                               2
Iowa                           3                                                                              1
Kansas                         5                                                                              1
Kentucky                       3                   1(40)                               2
Louisiana                      2                   1(43)                               1                      1
Maine                          9                   4(155)                                                     1
Maryland                      14                   1(44)                               6          3
Massachusetts                 37                  10(639)                              1                     10
Michigan                       3                                                       1
Minnesota                     11
Mississippi                    2
Missouri                      34                   4(107)                              6                      6
Montana                        1
Nebraska                       2
Nevada                         4
New Hampshire                 13                   3(148)
New Jersey                    52                   2(170)                              2          1           3
New Mexico                     3                   1(60)                               1
New York                      39                   1(27)
North Carolina                12                                                       3
North Dakota                   1
Ohio                          27                   1(24)                               4                      3
Oklahoma                      11                   1(111)                              2                      1
Oregon                                                                                 1
Pennsylvania                  31                  12(1,041)                            6
Rhode Island                   3
South Carolina                 9                   4(235)                              2
South Dakota                   1
Tennessee                     13                   5(330)                              6          1
Texas                         72                  10(633)            1(96)            16          2          14
Utah                           1                   1(86)                               1
Vermont                                            2(52)
Virginia                      11                   2(84)             1(200)            1          2          10
Washington                    36                                                       2                     17
West Virginia                                      4(200)                              1
Wisconsin                      1                                                       4
Wyoming                        1


----------

(1) Includes freestanding outpatient centers and their satellites and outpatient satellites of inpatient rehabilitation facilities.

(2) "Beds" refers to the number of beds for which a license or certificate of need has been granted, which may vary materially from beds available for use.

ITEM 3. LEGAL PROCEEDINGS

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 12, 1997, a Special Meeting of Stockholders of the Company was held, at which shares of Common Stock represented at the Special Meeting were voted for the approval of an Amendment to the Restated Certificate of Incorporation of the Company to increase the authorized shares of Common Stock to 500,000,000 shares as follows:


             NUMBER
             VOTING         FOR       AGAINST   ABSTAIN
          ------------- ------------- --------- --------
          138,533,768   137,975,826   339,699   218,243

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The Company's Common Stock is listed for trading on the New York Stock
Exchange (Symbol: HRC). The following table sets forth for the fiscal periods indicated the high and low reported sale prices for the Company's Common Stock as reported on the NYSE Composite Transactions Tape. All prices shown have been adjusted for a two-for-one stock split effected in the form of a 100% stock dividend paid on April 17, 1995 and a two-for-one stock split effected in the form of a 100% stock dividend paid on March 17, 1997.


                                     REPORTED
                                    SALE PRICE
                               --------------------
                                HIGH        LOW
                               ---------   --------
   1995
     First Quarter    ......     $ 10.22     $  9.03
     Second Quarter   ......       10.82        8.16
     Third Quarter    ......       12.88        8.63
     Fourth Quarter   ......       16.19       11.25
   1996
     First Quarter    ......     $ 19.07     $ 13.50
     Second Quarter   ......       19.32       16.16
     Third Quarter    ......       19.32       14.25
     Fourth Quarter   ......       19.88       17.57


     The closing price for the Common Stock on the New York Stock Exchange on March 25, 1997, was $20.875.

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

ITEM 6. SELECTED FINANCIAL DATA

     Set forth below is a summary of selected consolidated financial data for the Company for the years indicated. All amounts have been restated to reflect the effects of the 1994 acquisition of ReLife, Inc. ("ReLife"), the 1995 SHC and SSCI acquisitions and the 1996 SCA and Advantage Health acquisitions, each of which was accounted for as a pooling of interests.


                                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------------------------------
                                                         1992        1993         1994          1995           1996
                                                      ----------- ----------- ------------- ------------- ---------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Revenues   ..........................................$ 750,134   $ 979,206   $ 1,649,199   $ 2,003,146     $ 2,436,537
Operating unit expenses   ...........................  521,619     668,201     1,161,758     1,371,740       1,586,003
Corporate general and administrative expenses  ......   25,667      37,043        61,640        56,920          66,807
Provision for doubtful accounts    ..................   16,553      20,026        32,904        37,659          54,112
Depreciation and amortization   .....................   42,107      63,572       113,977       143,322         188,966
Merger and acquisition related expenses(1)  .........       --         333         6,520        19,553          41,515
Loss on impairment of assets(2)    ..................       --          --        10,500        53,549              --
Loss on abandonment of computer project(2)  .........       --          --         4,500            --              --
Loss on disposal of surgery centers(2)   ............       --          --        13,197            --              --
NME Selected Hospitals Acquisition related
 expense(2)   .......................................       --      49,742            --            --              --
Terminated merger expense    ........................    3,665          --            --            --              --
Loss on extinguishment of debt  .....................      883          --            --            --              --
Interest expense    .................................   18,237      24,200        73,644       101,790          94,553
Interest income  ....................................   (8,595)     (5,903)       (6,387)       (7,882)         (5,912)
Gain on sale of partnership interest  ...............       --      (1,400)           --            --              --
Gain on sale of equity securities(2)  ...............       --          --        (7,727)           --              --
                                                      ---------   ---------   -----------   -----------    -----------
                                                       620,136     855,814     1,464,526     1,776,651       2,026,044
                                                      ---------   ---------   -----------   -----------    -----------
Income before income taxes and minority interests      129,998     123,392       184,673       226,495         410,493
Provision for income taxes   ........................   38,550      37,993        65,121        81,771         140,238
                                                      ---------   ---------   -----------   -----------    -----------
                                                        91,448      85,399       119,552       144,724         270,255
Minority interests  .................................   25,943      29,377        31,469        43,147          49,437
                                                      ---------   ---------   -----------   -----------    -----------
Income from continuing operations  ..................   65,505      56,022        88,083       101,577         220,818
Income from discontinued operations   ...............    3,283       4,452            --            --              --
Extraordinary item(2)  ..............................       --          --            --        (9,056)             --
                                                      ---------   ---------   -----------   -----------    -----------
 Net income   ....................................... $ 68,788    $ 60,474    $   88,083    $   92,521     $   220,818
                                                      =========   =========   ===========   ===========    ===========
Weighted average common and common equivalent
 shares outstanding(3)    ...........................  254,296     264,958       280,854       297,460         326,290
                                                      =========   =========   ===========   ===========    ===========
Net income per common and common equivalent
 share(3)
   Continuing operations  ........................... $   0.26    $   0.21    $     0.31    $     0.34     $      0.68
   Discontinued operations   ........................     0.01        0.02            --            --              --
   Extraordinary item  ..............................       --          --            --         (0.03)             --
                                                      ---------   ---------   -----------   -----------    -----------
                                                      $   0.27    $   0.23    $     0.31    $     0.31     $      0.68
                                                      =========   =========   ===========   ===========    ===========
 Net income per common share -- assuming full
   dilution(3)(4)   .................................     N/A         N/A     $     0.31    $     0.31     $      0.66
                                                      =========   =========   ===========   ===========    ===========

                                                            YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------------
                                           1992         1993         1994         1995         1996
                                        ------------ ------------ ------------ ------------ -----------
                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and marketable securities   ......   $  179,725   $  148,308   $  129,971   $  156,321   $  151,788
Working capital   .....................      269,120      284,691      282,667      406,125      543,975
Total assets   ........................    1,143,235    1,881,211    2,230,093    2,931,495    3,371,952
Long-term debt(5)    ..................      413,656    1,008,429    1,139,087    1,391,664    1,486,029
Stockholders' equity    ...............      581,954      646,397      757,583    1,185,898    1,515,924

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

     The Company completed the following acquisitions over the last three years (common share amounts have been adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend paid on March 17, 1997):

   o On December 29, 1994, the Company acquired ReLife, Inc. (the "ReLife Acquisition"). A total of 22,050,580 shares of the Company's Common Stock were issued in the transaction, representing a value of $180,000,000 at the time of the acquisition. At that time, ReLife operated 31 inpatient facilities with an aggregate of 1,102 licensed beds, including nine free-standing rehabilitation hospitals, nine acute rehabilitation units, five sub-acute rehabilitation units, seven transitional living units and one residential facility, and also provided outpatient rehabilitation services at 12 centers.

   o On  April  1,  1995,   the  Company   purchased   the   operations  of  the
     rehabilitation hospital division of NovaCare, Inc. (the "NovaCare Rehabilitation Hospitals Acquisition"). The purchase price was approximately $235,000,000. The NovaCare Rehabilitation Hospitals consisted of 11 rehabilitation hospitals in seven states, 12 other facilities and two Certificates of Need.

   o On June 13, 1995, the Company acquired Surgical Health Corporation (the "SHC Acquisition"). A total of 17,062,960 shares of the Company's Common Stock were issued in the transaction, representing a value of $155,000,000 at the time of the acquisition. The Company also purchased SHC's $75,000,000 aggregate principal amount of 11.5% Senior Subordinated Notes due 2004 for an aggregate consideration of approximately $86,000,000. At that time, SHC operated a network of 36 free-standing surgery centers in 11 states, and five mobile lithotripsy units.

   o On October 26, 1995, the Company acquired Sutter Surgery Centers, Inc. (the "SSCI Acquisition"). A total of 3,552,002 shares of the Company's Common Stock were issued in the transaction, representing a value of $44,444,000 at the time of the acquisition. At that time, SSCI operated a network of 12 freestanding surgery centers in three states.

   o On December 1, 1995, the Company acquired Caremark Orthopedic Services Inc. (the "Caremark Acquisition"). The purchase price was approximately $127,500,000. At that time Caremark owned and operated approximately 120 outpatient rehabilitation centers in 13 states.

   o On January 17, 1996, the Company acquired Surgical Care Affiliates, Inc. (the "SCA Acquisition"). A total of 91,856,678 shares of the Company's Common Stock were issued in the transaction, representing a value of approximately $1,400,000,000 at the time of the acquisition. At that time, SCA operated a network of 67 freestanding surgery centers in 24 states.

   o On March 14, 1996, the Company acquired Advantage Health Corporation (the "Advantage Health Acquisition"). A total of 18,203,978 shares of the Company's Common Stock were issued in the transaction, representing a value of approximately $315,000,000 at the time of the acquisition. At that time, Advantage Health operated a network of 136 sites of service, including four freestanding rehabilitation hospitals, one freestanding multi-use hospital, one nursing home, 68 outpatient rehabilitation facilities, 14 inpatient managed rehabilitation units, 24 rehabilitation services management contracts and six managed sub-acute rehabilitation units, primarily located in the northeastern United States.

   o On August 20, 1996, the Company acquired Professional Sports Care Management, Inc. (the "PSCM Acquisition"). A total of 3,622,888 shares of the Company's Common Stock were issued in the transaction, representing a value of approximately $59,000,000 at the time of the acquisition. At that time, PSCM operated a network of 36 outpatient rehabilitation centers in three states.

   o On December 2, 1996, the Company acquired ReadiCare, Inc. (the "ReadiCare Acquisition"). A total of 4,007,954 shares of the Company's Common Stock were issued in the transaction, representing a value of approximately $76,000,000 at the time of the acquisition. At that time, ReadiCare operated a network of 37 outpatient medical and rehabilitation centers in two states.


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


     As a result of the NovaCare and SHC acquisitions, the Company recognized $14,588,000 in merger and acquisition related expenses during the second quarter of 1995. Fees related to legal, accounting and financial advisory services accounted for $3,400,000 of the expense. Accruals for employee separations were approximately $1,188,000. In addition, the Company provided approximately $10,000,000 for the write-down of certain assets to net realizable value as the result of a facility consolidation in a market where the Company's existing services overlapped with those of an acquired facility. The employee separations and facility consolidation were completed by the end of 1995.

     In the fourth quarter of 1995, the Company incurred direct costs and expenses of $4,965,000 in connection with the SSCI Acquisition. These expenses consist primarily of fees related to legal, accounting and financial advisory services and are included in merger and acquisition related acquisition expenses for the year ended December 31, 1995.


     In connection with the SHC Acquisition, the Company recognized a $9,056,000 extraordinary loss (net of income tax benefit of $5,550,000) on the early extinguishment of the SHC Notes during 1995 (see Notes 2 and 7 of "Notes to Consolidated Financial Statements").

     Also during 1995, the Company recognized a $53,549,000 loss on impairment of assets. The impaired assets relate to six SHC facilities and eight SCA facilities in which the projected undiscounted cash flows did not support the book value of the long-lived assets of such facilities. See Note 14 of "Notes to Consolidated Financial Statements".

     Income before income taxes, minority interests and extraordinary item for 1995 was $226,495,000, compared to $184,673,000 for 1994. Minority interests reduced income before income taxes by $43,147,000, compared to $31,469,000 for 1994. The provision for income taxes for 1995 was $81,771,000, compared to $65,121,000 for 1994, resulting in effective tax rates of 44.6% for 1995 and 42.5% for 1994. Net income for 1995 was $92,521,000.

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


     Operating expenses, at the operating unit level, were $1,586,003,000, or 65.1% of revenues, for 1996, compared to 68.5% of revenues for 1995. The decrease in operating expenses as a percentage of revenues is primarily attributable to the 13.7% increase in same store revenues noted above. In same store operations, the incremental costs associated with increased revenues are significantly lower as a percentage of those increased revenues. Same store operating expenses for 1996 were $1,486,575,000, or 65.3% of related revenues. New store operating expenses were $99,428,000, or 62.2% of related revenues. Corporate general and administrative expenses increased from $56,920,000 in 1995 to $66,807,000 in 1996. As a percentage of revenues, corporate general and administrative expenses decreased from 2.8% in 1995 to 2.7% in 1996. Total operating expenses were $1,652,810,000, or 67.8% of revenues, for 1996, compared to $1,428,660,000, or 71.3% of revenues, for 1995. The provision for doubtful accounts was $54,112,000, or 2.2% of revenues, for 1996, compared to $37,659,000, or 1.9% of revenues, for 1995.

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


     Income before income taxes, minority interests and extraordinary item for 1996 was $410,493,000, compared to $226,495,000 for 1995. Minority interests reduced income before income taxes by $49,437,000, compared to $43,147,000 for 1995. The provision for income taxes for 1996 was $140,238,000, compared to $81,771,000 for 1995, resulting in effective tax rates of 38.8% for 1996 and 44.6% for 1995. Net income for 1996 was $220,818,000.

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

     On February 17, 1997, the Company entered into a definitive agreement to acquire Horizon/CMS Healthcare Corporation ("Horizon/CMS") in a stock-for-stock merger in which the stockholders of Horizon/CMS will receive 0.84338 of a share of the Company's common stock per share of Horizon/ CMS common stock. The transaction is valued at approximately $1,600,000,000, including the assumption by the Company of approximately $700,000,000 in Horizon/CMS debt. It is expected that the transaction will be accounted for as a purchase. Horizon/CMS operates 33 inpatient rehabilitation hospitals, 58 specialty hospitals and subacute units and 282 outpatient rehabilitation centers. Horizon/CMS also owns, leases or manages 267 long-term care facilities, a contract therapy business, an institutional pharmacy business and other healthcare services. Consummation of the transaction is subject to various regulatory approvals, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and to the satisfaction of certain other conditions. The Company currently anticipates that the transaction will be consummated by October 1997.



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

     The Company intends to pursue the acquisition or development of additional healthcare operations, including comprehensive outpatient rehabilitation facilities, inpatient rehabilitation facilities, ambulatory surgery centers, outpatient diagnostic centers and companies engaged in the provision of rehabilitation-- related services, and to expand certain of its existing facilities. While it is not possible to estimate precisely the amounts which will actually be expended in the foregoing areas, the Company anticipates that over the next twelve months, it will spend approximately $50,000,000 on maintenance and expansion of its existing facilities and approximately $300,000,000 on development of the Integrated Service Model. See Item 1, "Business -- Company Strategy".

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements of the Company meeting the requirements of Regulation S-X are filed on the succeeding pages of this Item 8 of this Annual Report on Form 10-K, as listed below:


                                                                                       PAGE
                                                                                       -----
Report of Independent Auditors  ......................................................   27
Consolidated Balance Sheets as of December 31, 1995 and 1996  ........................   28
Consolidated Statements of Income for the Years Ended December 31, 1994, 1995 and 1996   29
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1994,
 1995 and 1996   .....................................................................   30
Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and
 1996   ..............................................................................   31
Notes to Consolidated Financial Statements  ..........................................   33

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


                                                                                  1995
                                                          ----------------------------------------------------
                                                            1ST           2ND           3RD           4TH
                                                          QUARTER       QUARTER       QUARTER       QUARTER
                                                          -----------   -----------   -----------   ----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues  .............................................     $ 451,844     $ 499,668     $ 518,537   $ 533,097
Net income   ..........................................        32,922        11,926        41,647     6,026
Net income per common and common equivalent share   .            0.12          0.04          0.14      0.02
Net income per common share -- assuming full dilution .          0.11          0.04          0.14      0.02


                                                                                  1996
                                                          ----------------------------------------------------
                                                            1ST           2ND           3RD           4TH
                                                          QUARTER       QUARTER       QUARTER       QUARTER
                                                          -----------   -----------   -----------   ----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues  .............................................     $ 581,234     $ 595,589     $ 616,943   $ 642,771
Net income   ..........................................        37,851        59,555        61,044    62,368
Net income per common and common equivalent share   .            0.12          0.18          0.18      0.19
Net income per common share -- assuming full dilution .          0.11          0.18          0.18      0.18

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


                                                              ERNST & YOUNG LLP


Birmingham, Alabama
February 24, 1997
Except for the first paragraph of Note 15, as to which the date is March 12, 1997

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                                                 DECEMBER 31,
                                                                                        -------------------------------
                                                                                           1995             1996
                                                                                        -------------   ---------------
                                                                                                (IN THOUSANDS)
ASSETS
Current assets:
 Cash and cash equivalents (Note 3)  ................................................   $  152,244       $   148,028
 Other marketable securities (Note 3)   .............................................        4,077             3,760
 Accounts receivable, net of allowances for doubtful accounts of $51,143,000 in 1995
   and $65,507,000 in 1996  .........................................................      409,150           510,567
 Inventories    .....................................................................       39,239            47,107
 Prepaid expenses and other current assets    .......................................       76,844           126,197
 Deferred income taxes (Note 10)  ...................................................       21,977            11,852
                                                                                        -----------      -----------
Total current assets  ...............................................................      703,531           847,511
Other assets:
 Loans to officers    ...............................................................        1,625             1,396
 Other (Note 4)    ..................................................................       68,868            82,514
                                                                                        -----------      -----------
                                                                                            70,493            83,910
Property, plant and equipment, net (Note 5)   .......................................    1,283,560         1,390,873
Intangible assets, net (Note 6)   ...................................................      873,911         1,049,658
                                                                                        -----------      -----------
Total assets    .....................................................................   $ 2,931,495      $ 3,371,952
                                                                                        ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable  ..................................................................   $  107,018       $   110,265
 Salaries and wages payable    ......................................................       67,905            66,455
 Accrued interest payable and other liabilities  ....................................       87,308            91,407
 Current portion of long-term debt (Note 7)   .......................................       35,175            35,409
                                                                                        -----------      -----------
Total current liabilities   .........................................................      297,406           303,536
Long-term debt (Note 7)  ............................................................    1,356,489         1,450,620
Deferred income taxes (Note 10)   ...................................................       23,733            28,797
Other long-term liabilities (Note 14)   .............................................        8,459             3,558
Deferred revenue   ..................................................................        1,525               255
Minority interests - limited partnerships (Note 1)  .................................       57,985            69,262
Commitments and contingencies  (Note 11)  Stockholders'  equity (Notes 8, 12 and
15):
 Preferred stock, $.10 par value-1,500,000 shares authorized; issued and outstanding-
   none   ...........................................................................           --                --
 Common stock, $.01 par value-500,000,000 shares authorized; issued-152,193,000 in
   1995 and 316,148,000 in 1996   ...................................................        1,522             3,161
 Additional paid-in capital    ......................................................      888,216           996,234
 Retained earnings    ...............................................................      334,582           536,423
 Treasury stock, at cost (1,324,000 shares in 1995 and 91,000 shares in 1996)  ......      (16,065)             (323)
 Receivable from Employee Stock Ownership Plan   ....................................      (15,886)          (14,148)
 Notes receivable from stockholders  ................................................       (6,471)           (5,423)
                                                                                        -----------      -----------
Total stockholders' equity  .........................................................    1,185,898         1,515,924
                                                                                        -----------      -----------
Total liabilities and stockholders' equity    .......................................   $ 2,931,495      $ 3,371,952
                                                                                        ===========      ===========


                            See accompanying notes.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME






                                                                          YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------
                                                                 1994            1995             1996
                                                              -------------   -------------   ---------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues   ................................................   $ 1,649,199     $ 2,003,146      $ 2,436,537

Operating unit expenses   .................................     1,161,758       1,371,740        1,586,003
Corporate general and administrative expenses  ............        61,640          56,920           66,807
Provision for doubtful accounts    ........................        32,904          37,659           54,112
Depreciation and amortization   ...........................       113,977         143,322          188,966
Merger and acquisition related expenses (Notes 2 and 9) .           6,520          19,553           41,515
Loss on impairment of assets (Note 14)   ..................        10,500          53,549               --
Loss on abandonment of computer project (Note 14)    ......         4,500              --               --
Loss on disposal of surgery centers (Note 13)  ............        13,197              --               --
Interest expense    .......................................        73,644         101,790           94,553
Interest income  ..........................................        (6,387)         (7,882)          (5,912)
Gain on sale of equity securities (Note 1)  ...............        (7,727)             --               --
                                                              -----------     -----------      -----------
                                                                1,464,526       1,776,651        2,026,044
                                                              -----------     -----------      -----------
Income before income taxes, minority interests and ex-
 traordinary item                                                 184,673         226,495          410,493
Provision for income taxes   ..............................        65,121          81,771          140,238
                                                              -----------     -----------      -----------
Income before minority interests and extraordinary item.          119,552         144,724          270,255
Minority interests  .......................................        31,469          43,147           49,437
                                                              -----------     -----------      -----------
Income before extraordinary item   ........................        88,083         101,577          220,818
Extraordinary loss from early extinguishment of debt, net
 of income tax benefit of $5,550,000 (Notes 2 and 7) ......            --           9,056               --
                                                              -----------     -----------      -----------
Net income    .............................................   $    88,083     $    92,521      $   220,818
                                                              ===========     ===========      ===========
Weighted average common and common equivalent
 shares outstanding    ....................................       280,854         297,460          326,290
                                                              ===========     ===========      ===========
Income per common and common equivalent share:
 Income before extraordinary item  ........................   $      0.31     $      0.34      $      0.68
 Extraordinary loss .......................................            --            0.03               --
                                                              -----------     -----------      -----------
 Net income   .............................................   $      0.31     $      0.31      $      0.68
                                                              ===========     ===========      ===========
Income per common share -- assuming full dilution:
 Income before extraordinary item  ........................   $      0.31     $      0.34      $      0.66
 Extraordinary loss    ....................................            --            0.03               --
                                                              -----------     -----------      -----------
 Net income   .............................................   $      0.31     $      0.31      $      0.66
                                                              ===========     ===========      ===========


                            See accompanying notes.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996



                                                                                             ADDITIONAL
                                                                            COMMON STOCK       PAID-IN     RETAINED
                                                                          SHARES    AMOUNT     CAPITAL     EARNINGS
                                                                         ---------- -------- ------------ -----------
                                                                                        (IN THOUSANDS)
Balance at December 31, 1993  ..........................................  129,946     $1,300  $ 493,663   $ 177,979
Proceeds from exercise of options (Note 8)   ...........................    2,296         23     16,341         --
Common shares exchanged in the exercise of options    ..................      (22)        --       (321)        --
Proceeds from issuance of common shares   ..............................      908          9     13,543         --
Income tax benefits related to incentive stock options (Note 8)   ......       --         --      6,470         --
Reduction in receivable from ESOP   ....................................       --         --         --         --
Payments received on stockholders' notes receivable   ..................       --         --         --         --
Purchase of limited partnership units  .................................       --         --       ----     (1,838)
Purchase of treasury stock    ..........................................       --         --         --         --
Net income  ............................................................       --         --         --     88,083
Dividends paid    ......................................................       --         --         --     (6,237)
                                                                          -------    -------  ---------   ---------
Balance at December 31, 1994  ..........................................  133,128      1,332    529,696    257,987
Adjustment for ReLife Merger (Note 2)  .................................    2,732         27      7,114     (3,734)
Proceeds from exercise of options (Note 8)   ...........................    1,101         11      9,857         --
Proceeds from issuance of common shares   ..............................   15,232        152    334,896         --
Income tax benefits related to incentive stock options (Note 8)   ......       --         --      6,653         --
Reduction in receivable from ESOP   ....................................       --         --         --         --
Loans made to stockholders    ..........................................       --         --         --         --
Purchase of limited partnership units  .................................       --         --         --     (4,767)
Purchases of treasury stock   ..........................................       --         --         --         --
Net income  ............................................................       --         --         --     92,521
Dividends paid    ......................................................       --         --         --     (7,425)
                                                                          -------    -------  ---------   ---------
Balance at December 31, 1995  ..........................................  152,193      1,522    888,216    334,582
Adjustment for Advantage Merger  .......................................       --         --         --    (17,638)
Adjustment for 1996 mergers (Note 2)   .................................    4,047         40     68,785     (1,256)
Proceeds from exercise of options (Note 8)   ...........................    3,270         33     32,774         --
Income tax benefits related to incentive stock options (Note 8)   ......       --         --     23,767         --
Reduction in receivable from ESOP   ....................................       --         --         --         --
Loans made to stockholders    ..........................................       --         --         --         --
Purchase of limited partnership units  .................................       --         --         --        (83)
Retirement of treasury stock  ..........................................       --         --    (15,742)        --
Net income  ............................................................       --         --         --    220,818
Stock split (Note 15)   ................................................  156,638      1,566     (1,566)        --
                                                                          -------    -------  ---------   ---------
Balance at December 31, 1996  ..........................................  316,148     $3,161  $ 996,234   $ 536,423
                                                                          =======    =======  =========   =========


                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                  (Continued)


                                                                                                                    NOTES
                                                                                                                  RECEIVABLE
                                                                              TREASURY STOCK       RECEIVABLES       FROM
                                                                           SHARES       AMOUNT      FROM ESOP    STOCKHOLDERS
                                                                         ----------- ------------- ------------- -------------
Balance at December 31, 1993  ..........................................      318     $  (2,123)    $  (18,932)   $  (5,490)
Proceeds from exercise of options (Note 8)   ...........................       --            --             --           --
Common shares exchanged in the exercise of options    ..................       --            --             --           --
Proceeds from issuance of common shares   ..............................       --            --             --           --
Income tax benefits related to incentive stock options (Note 8)   ......       --            --             --           --
Reduction in receivable from ESOP   ....................................       --            --          1,455           --
Payments received on stockholders' notes receivable   ..................       --            --             --          250
Purchase of limited partnership units  .................................       --            --             --           --
Purchase of treasury stock    ..........................................      601        (6,592)            --           --
Net income  ............................................................       --            --             --           --
Dividends paid    ......................................................       --            --             --           --
                                                                          -------     ---------     ----------    ---------
Balance at December 31, 1994  ..........................................      919        (8,715)       (17,477)      (5,240)
Adjustment for ReLife Merger (Note 2)  .................................       --            --             --           --
Proceeds from exercise of options (Note 8)   ...........................       --            --             --           --
Proceeds from issuance of common shares   ..............................       --            --             --           --
Income tax benefits related to incentive stock options (Note 8)   ......       --            --             --           --
Reduction in receivable from ESOP   ....................................       --            --          1,591           --
Loans made to stockholders    ..........................................       --            --             --       (1,231)
Purchase of limited partnership units  .................................       --            --             --           --
Purchases of treasury stock   ..........................................      405        (7,350)            --           --
Net income  ............................................................       --            --             --           --
Dividends paid    ......................................................       --            --             --           --
                                                                          -------     ---------     ----------    ---------
Balance at December 31, 1995  ..........................................    1,324       (16,065)       (15,886)      (6,471)
Adjustment for Advantage Merger  .......................................       --            --             --           --
Adjustment for 1996 mergers (Note 2)   .................................       --            --             --           --
Proceeds from exercise of options (Note 8)   ...........................       --            --             --           --
Income tax benefits related to incentive stock options (Note 8)   ......       --            --             --           --
Reduction in receivable from ESOP   ....................................       --            --          1,738           --
Loans made to stockholders    ..........................................       --            --             --        1,048
Purchase of limited partnership units  .................................       --            --             --           --
Retirement of treasury stock  ..........................................   (1,233)       15,742             --           --
Net income  ............................................................       --            --             --           --
Stock split (Note 15)   ................................................       --            --             --           --
                                                                          -------     ---------     ----------    ---------
Balance at December 31, 1996  ..........................................       91     $    (323)    $  (14,148)   $  (5,423)
                                                                          =======     =========     ==========    =========

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                  (Continued)

                                                                             TOTAL
                                                                         STOCKHOLDERS'
                                                                            EQUITY
                                                                         --------------
Balance at December 31, 1993  ..........................................  $  646,397
Proceeds from exercise of options (Note 8)   ...........................      16,364
Common shares exchanged in the exercise of options    ..................        (321)
Proceeds from issuance of common shares   ..............................      13,552
Income tax benefits related to incentive stock options (Note 8)   ......       6,470
Reduction in receivable from ESOP   ....................................       1,455
Payments received on stockholders' notes receivable   ..................         250
Purchase of limited partnership units  .................................      (1,838)
Purchase of treasury stock    ..........................................      (6,592)
Net income  ............................................................      88,083
Dividends paid    ......................................................      (6,237)
                                                                          ----------
Balance at December 31, 1994  ..........................................     757,583
Adjustment for ReLife Merger (Note 2)  .................................       3,407
Proceeds from exercise of options (Note 8)   ...........................       9,868
Proceeds from issuance of common shares   ..............................     335,048
Income tax benefits related to incentive stock options (Note 8)   ......       6,653
Reduction in receivable from ESOP   ....................................       1,591
Loans made to stockholders    ..........................................      (1,231)
Purchase of limited partnership units  .................................      (4,767)
Purchases of treasury stock   ..........................................      (7,350)
Net income  ............................................................      92,521
Dividends paid    ......................................................      (7,425)
                                                                          ----------
Balance at December 31, 1995  ..........................................   1,185,898
Adjustment for Advantage Merger  .......................................     (17,638)
Adjustment for 1996 mergers (Note 2)   .................................      67,569
Proceeds from exercise of options (Note 8)   ...........................      32,807
Income tax benefits related to incentive stock options (Note 8)   ......      23,767
Reduction in receivable from ESOP   ....................................       1,738
Loans made to stockholders    ..........................................       1,048
Purchase of limited partnership units  .................................         (83)
Retirement of treasury stock  ..........................................          --
Net income  ............................................................     220,818
Stock split (Note 15)   ................................................          --
                                                                          ----------
Balance at December 31, 1996  ..........................................  $1,515,924
                                                                          ==========


                            See accompanying notes.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------------
                                                                  1994            1995            1996
                                                               -------------   -------------   -------------
                                                                              (IN THOUSANDS)
OPERATING ACTIVITIES
Net income  ................................................    $   88,083      $   92,521      $  220,818
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization    ........................       113,977         143,322         188,966
   Provision for doubtful accounts  ........................        32,904          37,659          54,112
   Provision for losses on impairment of assets    .........        10,500          53,549              --
   Provision for losses on abandonment of computer
    project    .............................................         4,500              --              --
   Merger and acquisition related expenses   ...............         6,520          19,553          41,515
   Loss on disposal of surgery center  .....................        13,197              --              --
   Loss on extinguishment of debt   ........................            --          14,606              --
   Income applicable to minority interests of limited
    partnerships  ..........................................        31,469          43,147          49,437
   (Benefit) provision for deferred income taxes   .........       (15,882)            380          13,525
   Provision for deferred revenue   ........................          (164)         (1,990)         (1,270)
   Changes in operating assets and liabilities, net of ef-
     fects of acquisitions:
      Accounts receivable  .................................       (97,167)        (65,382)       (131,514)
      Inventories, prepaid expenses and other current
       assets  .............................................       (15,251)            732         (36,751)
      Accounts payable and accrued expenses  ...............        86,209         (17,334)        (31,182)
                                                                ----------      ----------      ----------
Net cash provided by operating activities    ...............       258,895         320,763         367,656
INVESTING ACTIVITIES
Purchases of property, plant and equipment   ...............      (195,920)       (172,172)       (172,962)
Proceeds from sale of property, plant and equipment   ......        68,330          14,541              --
Additions to intangible assets, net of effects of acquisi-
 tions                                                             (69,119)       (117,552)       (174,446)
Assets obtained through acquisitions, net of liabilities as-
 sumed                                                            (116,650)       (493,914)        (91,391)
Changes in other assets    .................................       (21,962)         (6,963)        (12,861)
Proceeds received on sale of other marketable securities .          18,948          22,161             317
Investments in other marketable securities   ...............        (9,126)        (10,926)             --
                                                                ----------      ----------      ----------
Net cash used in investing activities  .....................      (325,499)       (764,825)       (451,343)

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)

                                                                       YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------
                                                               1994           1995            1996
                                                             ------------   ------------   -------------
                                                                           (IN THOUSANDS)
FINANCING ACTIVITIES
Proceeds from borrowings    ..............................   $1,058,479     $ 685,816       $  193,113
Principal payments on long-term debt    ..................    (970,462)      (472,661)        (104,262)
Early retirement of debt .................................          --        (14,606)              --
Proceeds from exercise of options    .....................      14,727          9,868           32,807
Proceeds from issuance of common stock  ..................       1,136        330,954               --
Purchase of treasury stock  ..............................      (6,592)        (7,350)              --
Reduction in receivable from ESOP    .....................       1,455          1,591            1,738
Payments received on (loans made to) stockholders   ......         250         (1,231)           1,048
Dividends paid  ..........................................      (6,237)        (7,425)              --
Proceeds from investment by minority interests   .........       2,268          1,103              510
Purchase of limited partnership interests  ...............      (1,698)       (10,076)          (3,064)
Payment of cash distributions to limited partners   ......     (34,351)       (36,489)         (38,782)
                                                             ----------     ----------      ----------
Net cash provided by financing activities  ...............      58,975        479,494           83,108
                                                             ----------     ----------      ----------
(Decrease) increase in cash and cash equivalents    ......      (7,629)        35,432             (579)
Cash and cash equivalents at beginning of year (Note 2) .      119,946        112,317          152,244
Cash flows related to mergers (Note 2)  ..................          --          4,495           (3,637)
                                                             ----------     ----------      ----------
Cash and cash equivalents at end of year   ...............   $ 112,317      $ 152,244       $  148,028
                                                             ==========     ==========      ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
 Interest    .............................................   $  59,833      $ 100,189       $   91,560
 Income taxes   ..........................................      60,166         83,059           62,515


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


PRINCIPLES OF CONSOLIDATION


     The consolidated financial statements include the accounts of HEALTHSOUTH Corporation ("HEALTHSOUTH") and its wholly-owned subsidiaries, as well as its majority ownership or controlling interest in limited partnerships and limited liability companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

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


ACCOUNTS RECEIVABLE AND THIRD-PARTY REIMBURSEMENT ACTIVITIES


     Receivables from patients, insurance companies and third-party contractual insured accounts (Medicare and Medicaid) are based on payment agreements which generally result in the Company collecting an amount different from the established rates. Net third party settlement receivables included in accounts receivable were $21,494,000 and $21,138,000 at December 31, 1995 and 1996,
respectively. Final determination of the settlements is subject to review by appropriate authorities. The differences between original estimates made by the Company and subsequent revisions (including final settlements) were not material to the operations of the Company. Adequate allowances are provided for doubtful accounts and contractual adjustments. Uncollectible accounts are written off against the allowance for doubtful accounts after adequate collection efforts are made. Net accounts receivable include only those amounts estimated by management to be collectible.

     The concentration of net accounts receivable from third-party contractual payors and others, as a percentage of total net accounts receivable, was as follows:


                                                     DECEMBER 31
                                                  -----------------
                                                  1995     1996
                                                  ------   --------
       Medicare  .............................     24%        26%
       Medicaid  .............................      6          5
       Other  ................................     70         69
                                                  ----      ----
                                                  100%       100%
                                                  ====      ====

                   HEALTHSOUTH Corporation and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1. Significant Accounting Policies - (CONTINUED)

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


     Interest cost incurred during the construction of a facility is capitalized. The Company incurred interest of $76,038,000, $103,731,000 and $97,375,000, of which $2,394,000, $1,941,000 and $2,822,000 was capitalized during 1994, 1995 and 1996, respectively.

     Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or the term of the lease, as appropriate. The estimated useful life of buildings is 30-40 years and the general range of useful lives for leasehold improvements, furniture, fixtures and equipment is 10-15 years.


INTANGIBLE ASSETS


     Cost in excess of net asset value of purchased facilities is amortized over 20 to 40 years using the straight-line method. Organization and partnership formation costs are deferred and amortized on a straight-line basis over a period of 36 months. Costs incurred in connection with implementing the
Company's clinical and administrative programs and protocols at a newly-developed or acquired facility are deferred and amortized on a straight line basis over a period of 36 months. Organization, partnership formation and start-up costs and other capitalized costs for a project that is subsequently abandoned are charged to operations in that period. Debt issue costs are amortized over the term of the debt. Noncompete agreements are amortized using the straight-line method over the term of the agreements.



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


REVENUES


     Revenues include net patient service revenues and other operating revenues. Other operating revenues include cafeteria revenue, gift shop revenue, rental income, trainer/contract revenue, management and administrative fee revenue (related to non-consolidated subsidiaries and affiliates) and transcriptionist fees which are insignificant to total revenues. Net patient service revenues are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors.


INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     Income per common and common equivalent share is computed based on the weighted average number of common shares and common equivalent shares outstanding during the periods, as adjusted for the two-for-one stock split declared in April 1995 and the two-for-one stock split declared in March 1997 (see Note 15). Common equivalent shares include dilutive employees' stock options, less the num-

                   HEALTHSOUTH Corporation and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1. Significant Accounting Policies - (CONTINUED)


ber of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's shares in the calculation of primary earnings per share and the year-end market price of the Company's shares in calculating fully diluted earnings per share if such market price is higher than the average price used in computing primary earnings per share. Fully diluted earnings per share (based on 290,298,000, 309,686,000 and 338,516,000 shares in
1994, 1995 and 1996, respectively) assumes conversion of the 5% Convertible Subordinated Debentures due 2001 (see Note 7).



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

SELF-INSURANCE

     The Company is self-insured for professional liability and comprehensive general liability. Liabilities for asserted and unasserted claims are accrued based upon specific claims and incidents and the claims history of the Company. The reserves for estimated liabilities for asserted and unasserted claims, which are not material in relation to the Company's consolidated financial position at December 31, 1995 and 1996, are included with accrued interest and other liabilities in the accompanying consolidated balance sheets.



RECLASSIFICATIONS


     Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform with the 1996 presentation. Also in 1995, the Company included the loss on extinguishment of debt with merger and acquisition related expenses. Such amount has been reclassified as an extraordinary item in the accompanying 1995 income statement. Such reclassifications had no effect on previously reported consolidated financial position and consolidated net income.



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

                   HEALTHSOUTH Corporation and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
2. Mergers - (CONTINUED)

outpatient rehabilitation services at twelve outpatient centers. Costs and expenses of $2,949,000, primarily legal, accounting and financial advisory fees, incurred by HEALTHSOUTH in connection with the ReLife merger have been recorded in operations in 1994 and reported as merger expenses in the accompanying consolidated statements of income.


     Effective June 13, 1995, a wholly-owned subsidiary of the Company merged with Surgical Health Corporation ("SHC"), and in connection therewith the Company issued 17,062,960 shares of its common stock in exchange for all of SHC's common and preferred stock. Prior to the merger, SHC operated a network of 36 freestanding surgery centers and five mobile lithotripters in eleven states, with an aggregate of 156 operating and procedure rooms. Costs and expenses of approximately $4,588,000 incurred by the Company in connection with the SHC merger have been recorded in operations during 1995 and reported as merger expenses in the accompanying consolidated statements of income. Fees related to legal, accounting and financial advisory services accounted for $3,400,000 of the expense. Costs related to employee separations were approximately $1,188,000. Also in connection with the SHC merger, the Company recognized a $14,606,000 extraordinary loss as a result of the retirement of the SHC Notes (see Note 7). The extraordinary loss consisted primarily of the associated debt discount plus premiums and costs associated with the retirement, net of income tax benefits of $5,550,000. SHC merged with Heritage Surgical Corporation on January 18, 1994 in a transaction accounted for as a pooling of interests. SHC recorded merger costs of $3,571,000 in connection with this transaction in 1994.


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

                   HEALTHSOUTH Corporation and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
2. Mergers - (CONTINUED)

     Combined and separate results of the Company and its material 1996 mergers, SCA and Advantage Health, are as follows (in thousands):




                                               ADVANTAGE
                      HEALTHSOUTH      SCA      HEALTH     COMBINED
                      ------------- ---------- ---------- -----------
Year ended
 December 31, 1994
   Revenues .........   $1,274,365    $239,272   $135,562   $1,649,199
   Net income  ......       50,493      29,280      8,310       88,083
Year ended
 December 31, 1995
   Revenues .........    1,556,687     263,866    182,593    2,003,146
   Net income  ......       78,949       3,322     10,250       92,521
Year ended
 December 31, 1996
   Revenues .........    2,380,587      11,028     44,922    2,436,537
   Net income  ......      216,654       1,746      2,418      220,818

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






Statement of Income Data:
Revenues  .......................................   $ 38,174
Operating expenses:
 Operating units   ..............................     31,797
 Corporate general and administrative   .........      2,395
Provision for doubtful accounts   ...............        541
Depreciation and amortization  ..................      1,385
Interest expense   ..............................        858
Interest income .................................        (91)
HEALTHSOUTH merger expense  .....................      3,050
Loss on disposal of fixed assets  ...............      1,000
Loss on abandonment of computer project .........        973
                                                    ---------
                                                      41,908
                                                    ---------
Net loss  .......................................   $ (3,734)
                                                    =========
Statement of Cash Flow Data:
Net cash provided by operating activities  ......   $ 38,077
Net cash used in investing activities   .........     (9,632)
Net cash used in financing activities   .........    (23,950)
                                                    ---------
Net increase in cash  ...........................   $  4,495
                                                    =========

                   HEALTHSOUTH Corporation and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
2. Mergers - (CONTINUED)

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



Statement of Income Data:
Revenues  .............................................   $ 16,111
Operating expenses:
 Operating units   ....................................     14,394
 Corporate general and administrative   ...............      1,499
Provision for doubtful accounts   .....................      1,013
Depreciation and amortization  ........................        283
Interest expense   ....................................        288
Interest income .......................................        (16)
Loss on impairment of assets   ........................     21,111
                                                          ---------
                                                            38,572
                                                          ---------
Loss before income taxes and minority interests  ......    (22,461)
Benefit for income taxes ..............................      4,959
Minority interest  ....................................       (136)
                                                          ---------
Net loss  .............................................   $(17,638)
                                                          =========
Statement of Cash Flow Data:
Net cash used in operating activities   ...............   $ (2,971)
Net cash provided by investing activities  ............        105
Net cash used in financing activities   ...............       (771)
                                                          ---------
Net decrease in cash  .................................   $ (3,637)
                                                          =========

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

                   HEALTHSOUTH Corporation and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. Mergers - (CONTINUED)

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


     On December 2, 1996, the Company entered into an agreement to acquire Health Images, Inc. ("Health Images") in a transaction to be accounted for as a pooling-of-interests. In the proposed transaction, Health Images stockholders will receive approximately 10,400,000 shares of the Company's common stock. Health Images operates 49 freestanding diagnostic imaging centers in 13 states and six in England. The effects of conforming the accounting policies of the Company and Health Images are not expected to be material. This transaction is expected to be consummated in March 1997.

     The following table summarizes the unaudited consolidated pro forma results of operations, assuming the Health Images acquisition described above had occurred at the beginning of each of the following periods. This pro forma summary does not necessarily reflect the results of operations as they would have been had the Company and Health Images constituted a single entity during such periods.



                                           YEAR ENDED DECEMBER 31
                                  -----------------------------------------
                                    1994           1995           1996
                                  ------------   ------------   -----------
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   --------------------------------------
Revenues  .....................     $1,726,321     $2,118,681   $2,568,155
Net income   ..................         86,948         98,250      189,864
Net income per common share-
 assuming full dilution  ......           0.30           0.32         0.55

                HEALTHSOUTH Corporation and Subsidiaries NOTES TO
                CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED )

3. CASH, CASH EQUIVALENTS AND OTHER MARKETABLE SECURITIES

     Cash, cash equivalents and other marketable securities consisted of the following:





                                                                         DECEMBER 31
                                                                    ----------------------
                                                                     1995         1996
                                                                    ----------   ---------
                                                                        (IN THOUSANDS)
Cash ............................................................   $140,476     $138,235
Cash equivalents ................................................     11,768        9,793
                                                                    ---------    ---------
 Total cash and cash equivalents   ..............................    152,244      148,028
Certificates of deposit   .......................................      1,962        1,765
Municipal put bonds .............................................        615          495
Municipal put bond mutual funds .................................        500          500
Collateralized mortgage obligations   ...........................      1,000        1,000
                                                                    ---------    ---------
Total other marketable securities  ..............................      4,077        3,760
                                                                    ---------    ---------
Total cash, cash equivalents and other marketable securities (ap-
 proximates market value)                                           $156,321     $151,788
                                                                    =========    =========

     For purposes of the consolidated balance sheets and statements of cash flows, marketable securities purchased with an original maturity of ninety days or less are considered cash equivalents.


4. OTHER ASSETS

     Other assets consisted of the following:



                                                               DECEMBER 31
                                                           --------------------
                                                            1995       1996
                                                           ---------   --------
                                                              (IN THOUSANDS)
Notes and accounts receivable   ........................   $24,628     $38,359
Investment in Caretenders Health Corp.   ...............     7,417       7,370
Prepaid long-term lease   ..............................     8,888       8,397
Investments in other unconsolidated subsidiaries  ......     6,754      15,362
Real estate investments   ..............................    14,324      10,020
Trusteed funds   .......................................     1,879       1,879
Other   ................................................     4,978       1,127
                                                           --------    --------
                                                           $68,868     $82,514
                                                           ========    ========

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

                   HEALTHSOUTH    Corporation   and   Subsidiaries    NOTES   TO
           CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED )

5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:



                                                                DECEMBER 31
                                                         --------------------------
                                                           1995           1996
                                                         ------------   -----------
                                                               (IN THOUSANDS)
Land  ................................................   $   76,686     $   81,089
Buildings   ..........................................      767,038        802,040
Leasehold improvements  ..............................       87,216        112,149
Furniture, fixtures and equipment   ..................      603,985        722,095
Construction-in-progress   ...........................       33,407         64,417
                                                         -----------    -----------
                                                          1,568,332      1,781,790
Less accumulated depreciation and amortization  ......      284,772        390,917
                                                         -----------    -----------
                                                         $1,283,560     $1,390,873
                                                         ===========    ===========


6. INTANGIBLE ASSETS

     Intangible assets consisted of the following:


                                                                           DECEMBER 31
                                                                    --------------------------
                                                                      1995           1996
                                                                    ------------   -----------
                                                                          (IN THOUSANDS)
Organizational, partnership formation and start-up costs   ......   $  163,820     $  230,298
Debt issue costs ................................................       34,973         34,389
Noncompete agreements  ..........................................       70,636         85,894
Cost in excess of net asset value of purchased facilities  ......      736,195        899,788
                                                                    -----------    -----------
                                                                     1,005,624      1,250,369
Less accumulated amortization   .................................      131,713        200,711
                                                                    -----------    -----------
                                                                    $  873,911     $1,049,658
                                                                    ===========    ===========

7. LONG-TERM DEBT

     Long-term debt consisted of the following:


                                                                             DECEMBER 31
                                                                      --------------------------
                                                                        1995           1996
                                                                      ------------   -----------
                                                                            (IN THOUSANDS)
Notes and bonds payable:
 Advances under a $1,000,000,000 credit agreement with banks       .  $  790,000     $       --
 Advances under a $1,250,000,000 credit agreement with banks       .          --        995,000
 9.5% Senior Subordinated Notes due 2001   ........................      250,000        250,000
 5.0% Convertible Subordinated Debentures due 2001  ...............      115,000        115,000
 Notes payable to banks and various other notes payable, at in-
   terest rates from 5.5% to 9.75%                                       180,166         77,270
 Hospital revenue bonds payable   .................................       32,337         22,503
Noncompete agreements payable with payments due at intervals
 ranging through December 2004 ....................................       24,161         26,256
                                                                      -----------    -----------
                                                                       1,391,664      1,486,029
Less amounts due within one year  .................................       35,175         35,409
                                                                      -----------    -----------
                                                                      $1,356,489     $1,450,620
                                                                      ===========    ===========

                   HEALTHSOUTH Corporation and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. LONG-TERM DEBT - (CONTINUED)

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


     In June 1994, SHC (see Note 2) issued $75,000,000 principal amount of 11.5% Senior Subordinated Notes due July 15, 2004 (the "SHC Notes"). The proceeds of the SHC Notes were used to pay down indebtedness outstanding under other existing credit facilities. During 1995, the Company purchased $67,500,000 of the $75,000,000 outstanding principal amount of the SHC Notes in a tender offer at 115% of the face value of the Notes, and the remaining $7,500,000 balance was purchased on the open market, using proceeds from the Company's other long-term credit facilities. The loss on retirement of the SHC Notes totaled approximately $14,606,000. The loss consists of the premium, write-off of unamortized bond issue costs and other fees and is reported as an extraordinary loss on early extinguishment of debt in the accompanying 1995 consolidated statement of income (see Note 2).

     Principal maturities of long-term debt are as follows:

          YEAR ENDING DECEMBER 31     (IN THOUSANDS)
          -------------------------   ---------------
          1997   ..................     $    35,409
          1998   ..................          25,932
          1999   ..................          16,715
          2000   ..................          11,117
          2001   ..................       1,367,788
          After 2001   ............          29,068
                                        ------------
                                        $ 1,486,029
                                        ============

                    HEALTHSOUTH Corporation and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED )


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


     In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 is effective for fiscal years beginning after December 15, 1995 and allows for the option of continuing to account for stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, or selecting the fair value method of expense recognition as described in SFAS 123. The Company has elected to follow APB 25 in accounting for its employee stock options. The Company follows SFAS 123 in accounting for its non-employee stock options. The total compensation expense associated with non-employee stock options granted in 1996 was not material.


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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for per share amounts):


                                 1995        1996
                                ---------   ---------

Pro forma net income   ......   $74,330     $193,417
Pro forma earnings per share:
 Primary   ..................   $ 0.25      $ 0.59
 Fully diluted   ............   $ 0.25      $ 0.58



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

                   HEALTHSOUTH Corporation and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8. STOCK OPTIONS - (CONTINUED)

     A summary of the Company's stock option activity and related information for the years ended December 31 follows:


                                                        1994                 1995                  1996
                                                 ------------------- --------------------- --------------------
                                                                                WEIGHTED              WEIGHTED
                                                                                 AVERAGE              AVERAGE
                                                 OPTIONS    PRICE     OPTIONS   EXERCISE    OPTIONS   EXERCISE
                                                  (000)     RANGE      (000)      PRICE      (000)     PRICE
                                                 --------- --------- ---------- ---------- ---------- ---------
Options outstanding January 1:   ............... 30,452               29,216        $4      33,988       $ 5
 Granted .......................................  3,188    $5 - $9     7,310         9       4,557        17
 Exercised  .................................... (3,856)   $1 - $4    (2,202)        4      (6,540)        5
 Canceled   ....................................   (568)                (336)        5        (255)        6
                                                 -------             --------              --------
Options outstanding at December 31  ............ 29,216               33,988        $5      31,750       $ 7
Options exercisable at December 31  ............ 22,466               26,003        $5      26,992       $ 6
Weighted average fair value of options granted
 during the year  ..............................    N/A              $  3.81               $  7.13



     The following table summarizes information about stock options outstanding at December 31, 1996:



                                       OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                          ---------------------------------------------   ---------------------------
                                              WEIGHTED
                                              AVERAGE        WEIGHTED                       WEIGHTED
      EXERCISE               OPTIONS         REMAINING       AVERAGE        OPTIONS         AVERAGE
       PRICE               OUTSTANDING       CONTRACTUAL     EXERCISE     EXERCISABLE       EXERCISE
       RANGE               AT 12/31/96          LIFE          PRICE       AT 12/31/96       PRICE
-----------------------   ----------------   -------------   ----------   ---------------   ---------
                          (IN THOUSANDS)      (YEARS)                     (IN THOUSANDS)
Under $8.40............       20,324            5.50           $ 4.12         19,328          $ 4.08
$8.40 - $16.40.........        9,305            8.55            10.94          7,172           11.59
$16.41 and above ......        2,121            9.14            18.20            492           19.02


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

     The fair value of the total net assets relating to the 1994 acquisitions described above was approximately $17,958,000. The total cost for 1994 acquisitions exceeded the fair value of the net assets acquired by approximately $94,542,000. The Company evaluated each acquisition independently to determine the appropriate amortization period for the cost in excess of net asset value of purchased facilities. Each evaluation included an analysis of historic and projected financial performance, evaluation of the estimated useful lives of buildings and fixed assets acquired, the indefinite lives of certificates

                   HEALTHSOUTH Corporation and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9. ACQUISITIONS - (CONTINUED)

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

                   HEALTHSOUTH Corporation and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9. ACQUISITIONS - (CONTINUED)

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

     Significant components of the Company's deferred tax assets and liabilities as of December 31, 1995 are as follows:


                                                CURRENT      NONCURRENT       TOTAL
                                                ----------   ------------   ------------
                                                             (IN THOUSANDS)
Deferred tax assets:
 Accruals   .................................     $  8,016    $      --      $  8,016
 Disposal of surgery centers  ...............        2,675           --         2,675
 Impairment of assets   .....................        1,309        5,434         6,743
 Development costs   ........................           --          849           849
 Acquired net operating loss  ...............           --       16,277        16,277
 Allowance for bad debts   ..................       29,089           --        29,089
 Other   ....................................        1,818        5,549         7,367
                                                 ---------    ---------      --------
Total deferred tax assets  ..................       42,907       28,109        71,016
Deferred tax liabilities:
Depreciation and amortization ...............           --       30,960        30,960
 Non-accrual experience method   ............       14,559           --        14,559
 Purchase price accounting ..................           --        4,802         4,802
 Contracts  .................................        3,849           --         3,849
 Capitalized costs   ........................           --       12,916        12,916
 Other   ....................................        2,522        3,164         5,686
                                                 ---------    ---------      --------
Total deferred tax liabilities   ............       20,930       51,842        72,772
                                                 ---------    ---------      --------
Net deferred tax assets (liabilities)  ......     $ 21,977    $ (23,733)     $ (1,756)
                                                 =========    =========      ========

                   HEALTHSOUTH Corporation and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. INCOME TAXES - (CONTINUED)


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


     Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 are as follows:

                                                CURRENT     NONCURRENT       TOTAL
                                                ---------   ------------   -------------
                                                             (IN THOUSANDS)
Deferred tax assets:
 Acquired net operating loss  ...............   $    --      $   5,283      $   5,283
 Development costs   ........................        --            849            849
 Accruals   .................................     6,626             --          6,626
 Allowance for bad debts   ..................    31,704             --         31,704
 Other   ....................................     1,915          2,597          4,512
                                                --------     ---------      ---------
Total deferred tax assets  ..................    40,245          8,729         48,974
Deferred tax liabilities:
 Depreciation and amortization   ............        --         14,361         14,361
 Purchase price accounting ..................        --          4,802          4,802
 Non-accrual experience method   ............    17,694             --         17,694
 Contracts  .................................     3,849             --          3,849
 Capitalized costs   ........................     5,013         17,436         22,449
 Other   ....................................     1,837            927          2,764
                                                --------     ---------      ---------
Total deferred tax liabilities   ............    28,393         37,526         65,919
                                                --------     ---------      ---------
Net deferred tax assets (liabilities)  ......   $11,852      $ (28,797)     $ (16,945)
                                                ========     =========      =========

     The provision for income taxes was as follows:

                                    YEAR ENDED DECEMBER 31,
                              ------------------------------------
                                1994          1995        1996
                              ------------   ---------   ---------
                                         (IN THOUSANDS)
Currently payable:
 Federal ..................    $  70,641     $66,927     $113,262
 State   ..................       10,362       8,914       13,451
                               ---------     --------    ---------
                                  81,003      75,841      126,713
Deferred (benefit) expense:
 Federal ..................      (14,046)        342       12,138
 State   ..................       (1,836)         38        1,387
                               ---------     --------    ---------
                                 (15,882)        380       13,525
                               ---------     --------    ---------
Total provision   .........    $  65,121     $76,221     $140,238
                               =========     ========    =========

     As part of the acquisitions of PSCM, Readicare and FSSCI, the Company acquired approximately $1,664,000 in deferred tax liabilities.

                   HEALTHSOUTH Corporation and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. INCOME TAXES - (CONTINUED)

     The difference between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes was as follows:

                                                                      YEAR ENDED DECEMBER 31
                                                            ------------------------------------------
                                                              1994           1995           1996
                                                            ------------   ------------   ------------
                                                                          (IN THOUSANDS)
Federal taxes at statutory rates ........................    $  64,636      $  74,161      $ 143,673
Add (deduct):
   State income taxes, net of federal tax benefit  ......        4,899          5,832          9,645
   Minority interests   .................................      (11,014)       (15,102)       (17,303)
   Disposal/impairment/merger charges  ..................          668          9,955          6,563
   Other ................................................        5,932          1,375         (2,340)
                                                             ---------      ---------      ---------
                                                             $  65,121      $  76,221      $ 140,238
                                                             =========      =========      =========

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

     The following is a schedule of future minimum lease payments under all operating leases having initial or remaining non-cancelable lease terms in excess of one year:


          YEAR ENDING DECEMBER 31     (IN THOUSANDS)
          -------------------------   ---------------
          1997   ..................      $108,187
          1998   ..................        99,079
          1999   ..................        86,178
          2000   ..................        71,485
          2001   ..................        55,862
          After 2001   ............       249,566
                                         ---------
                                         $670,357
                                         =========

                HEALTHSOUTH Corporation and Subsidiaries
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                   HEALTHSOUTH Corporation and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. LOSS ON DISPOSAL OF SURGERY CENTERS - (CONTINUED)

     The following are the major components of the loss (in thousands):



Write-down of land, buildings and equipment   .......................................   $ 4,806
Write-off of excess of cost over fair value of net assets acquired and other assets       2,762
Estimated operating losses through anticipated date of disposal .....................     1,750
Accrual of future lease commitments and other obligations resulting from disposal ...     3,879
                                                                                        --------
                                                                                        $13,197
                                                                                        ========

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

     With  respect to the ten surgery  centers  the Company  intends to continue operating, certain events occurred in the fourth quarter of 1995 which significantly impacted the Company's estimates of future cash flows to be received from these centers. Those events primarily related to a decline in operating results combined with a deterioration in relationships with key physicians at certain of those locations. As a result of these events, the Company revised its estimates of undiscounted cash flows to be received over the remaining estimated useful lives of these centers and determined that goodwill and other long-lived assets (primarily property and equipment) had been impaired.  The Company  developed its best  estimates of future  operating  cash flows at these locations considering future requirements for capital expenditures as well as the impact of inflation. The projections of cash flows also took into account estimates of significant one-time expenses as well as estimates of additional revenues and result-

                   HEALTHSOUTH Corporation and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14. IMPAIRMENT OF LONG-TERM ASSETS - (CONTINUED)

ing income from future marketing efforts in the respective locations. The amount of the impairment charge was determined by discounting the estimates of future cash flows, using an estimated 8.5% incremental borrowing rate which management believes is commensurate with the risks involved. The resulting net present value of future cash flows was then compared to the historical net book value of goodwill and other long-lived assets at each operating location which resulted in an impairment loss relative to these centers of $47,984,000.

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


15. SUBSEQUENT EVENTS


     On January 18, 1997, the Company's Board of Directors authorized a two-for-one stock split to be effected in the form of a 100% stock dividend, subject to the approval by the Company's stockholders of an amendment to its Certificate of Incorporation increasing the number of authorized shares of common stock from 250,000,000 to 500,000,000. The Company's stockholders approved the amendment on March 12, 1997. The stock dividend is payable on March 17, 1997 to holders of record on March 13, 1997. Accordingly, all share and per share amounts included in the accompanying financial statements have been restated to give effect to the stock split. The stock dividend is reflected in the accompanying statement of stockholders' equity as a 1996 transaction.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has not changed independent accountants within the 24 months prior to December 31, 1996.


                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     Directors

     The following table sets forth certain information with respect to the Company's Directors.

                                                           PRINCIPAL OCCUPATION
                                                            AND ALL POSITIONS                        A DIRECTOR
            NAME                   AGE                       WITH THE COMPANY                         SINCE
--------------------------------   -----   -------------------------------------------------------   -----------
Richard M. Scrushy  ............   44      Chairman of the Board and Chief Executive Officer           1984
                                           and Director
James P. Bennett ...............   39      President and Chief Operating Officer and Director          1993
Phillip C. Watkins, M.D.  ......   55      Physician, Birmingham, Alabama, and Director                1984
George H. Strong ...............   70      Private Investor, Locust, New Jersey, and Director          1984
C. Sage Givens   ...............   40      General Partner, Acacia Venture Partners and                1985
                                           Director
Charles W. Newhall III .........   52      Partner, New Enterprise Associates Limited Partner-         1985
                                           ships, and Director
Aaron Beam, Jr.  ...............   53      Executive Vice President and Chief Financial Officer        1993
                                           and Director
Larry R. House   ...............   53      Chairman of the Board, President and Chief Executive        1993
                                           Officer, MedPartners, Inc., and Director
Anthony J. Tanner   ............   48      Executive Vice President-- Administration and               1993
                                           Secretary and Director
P. Daryl Brown   ...............   42      President--HEALTHSOUTH Outpatient Centers and               1995
                                           Director
John S. Chamberlin  ............   68      Private Investor, Princeton, New Jersey, and Director       1993
Richard F. Celeste  ............   59      Managing Partner, Celeste and Sabaty, Ltd. and              1991
                                           Director
Joel C. Gordon   ...............   68      Private Investor, Nashville, Tennessee, Consultant to       1996
                                           the Company and Director
Raymond J. Dunn III ............   54      Private Investor, Woburn, Massachusetts, Consultant         1996
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

EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the Company's executive officers.


                                                        ALL POSITIONS                         OFFICER
         NAME                AGE                        WITH COMPANY                          SINCE
--------------------------   -----   ------------------------------------------------------   --------
Richard M. Scrushy  ......   44      Chairman of the Board and Chief Executive Officer        1984
                                     and Director
James P. Bennett .........   39      President and Chief Operating Officer and Director       1991
Aaron Beam, Jr.  .........   53      Executive Vice President and Chief Financial Officer     1984
                                     and Director
Anthony J. Tanner   ......   48      Executive Vice President-- Administration and            1984
                                     Secretary and Director
Michael D. Martin   ......   36      Executive Vice President-- Finance and Treasurer         1989
Thomas W. Carman .........   45      Executive Vice President-- Corporate Development         1985
P. Daryl Brown   .........   42      President--HEALTHSOUTH Outpatient Centers and            1986
                                     Director
Robert E. Thomson   ......   49      President--HEALTHSOUTH Inpatient Operations              1987
Russell H. Maddox   ......   56      President--HEALTHSOUTH Imaging Centers                   1995
William T. Owens .........   38      Senior Vice President-- Finance and Controller           1986
William W. Horton   ......   37      Senior Vice President and Corporate Counsel and          1994
                                     Assistant Secretary

     Biographical information for Messrs. Scrushy, Bennett, Beam, Tanner and Brown is set forth above under this Item, "Directors and Executive Officers -- Directors"

     Michael D. Martin joined the Company in October 1989 as Vice President and Treasurer, and was named Senior Vice President -- Finance and Treasurer in February 1994 and Executive Vice President -- Finance and Treasurer in May 1996. From 1983 through September 1989, Mr. Martin specialized in healthcare lending with AmSouth Bank N.A., Birmingham, Alabama, where he was a Vice President immediately prior to joining the Company. Mr. Martin is a Director of Capstone Capital, Inc.

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


                          SUMMARY COMPENSATION TABLE


                                     ANNUAL COMPENSATION         LONG-TERM COMPENSATION
                              ---------------------------------- -----------------------
                                                  BONUS/ANNUAL     STOCK     LONG-TERM         ALL
                                                    INCENTIVE      OPTION    INCENTIVE     OTHER COM-
NAME AND PRINCIPAL POSITION   YEAR     SALARY         AWARD        AWARDS     PAYOUTS     PENSATION(1)
----------------------------- ------ ------------ -------------- ----------- ----------- ----------------
Richard M. Scrushy            1994     $1,207,228   $2,000,000            --     --       $    12,991
Chairman of the Board         1995      1,737,526    5,000,000     2,000,000     --           650,108(2)
and Chief Executive Officer   1996      3,380,295    8,000,000     1,500,000     --            34,280(2)

James P. Bennett              1994        357,740      250,000            --     --            10,760
President and Chief           1995        371,558      600,000       300,000     --             7,835
Operating Officer             1996        485,110      800,000       200,000     --            32,106(2)

Michael D. Martin             1994        189,013      250,000            --     --             7,311
Executive Vice President      1995        165,626      500,000       170,000     --             7,919
and Treasurer                 1996        270,164      750,000       120,000     --            31,587(2)

P. Daryl Brown                1994        272,573      200,000            --     --            10,226
President -- HEALTHSOUTH      1995        263,462      300,000       260,000     --             8,580
Outpatient Centers            1996        324,345      400,000       100,000     --            11,181

Aaron Beam, Jr.               1994        298,223      175,000            --     --            11,272
Executive Vice President      1995        247,903      300,000       200,000     --             8,695
and Chief Financial Officer   1996        287,417      350,000        30,000     --            33,314(2)


----------

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

STOCK OPTION GRANTS IN 1996



                               INDIVIDUAL GRANTS

                                           # OF TOTAL
                                             OPTIONS
                             NUMBER OF     GRANTED TO       EXERCISE
                             OPTIONS       EMPLOYEES IN      PRICE        EXPIRATION         GRANT
         NAME                GRANTED       FISCAL YEAR      PER SHARE       DATE         PRESENT VALUE(1)
--------------------------   -----------   --------------   -----------   ------------   -----------------
Richard M. Scrushy  ......   1,500,000          36.9%         $16.25       1/17/06          $10,982,625
James P. Bennett .........    200,000            4.9%          16.25       1/17/06            1,464,350
Michael D. Martin   ......    100,000            2.5%          16.25       1/17/06              732,175
                               20,000            0.5%          16.44       8/14/06              146,435
P. Daryl Brown   .........    100,000            2.5%          16.25       1/17/06              732,175
Aaron Beam, Jr.  .........     60,000            1.5%          16.25       1/17/06              439,305

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


STOCK OPTION EXERCISES IN 1996 AND OPTION VALUES AT DECEMBER 31, 1996


                             NUMBER                                                    VALUE OF UNEXERCISED
                           OF SHARES                 NUMBER OF UNEXERCISED OPTIONS     IN-THE-MONEY OPTIONS
                            ACQUIRED                    AT DECEMBER 31, 1996(1)       AT DECEMBER 31, 1996(2)
                               ON         VALUE      ----------------------------- -----------------------------
          NAME              EXERCISE     REALIZED    EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
-------------------------- ----------- ------------- ------------- --------------- -------------- --------------
Richard M. Scrushy  ...... 1,000,000     $16,168,845  13,869,892         2,632       $188,007,958   $   35,836
James P. Bennett .........    90,000       1,183,950     860,000            --          9,353,300           --
Michael D. Martin   ......    83,500       1,291,461     200,000       105,000            888,750    1,200,381
P. Daryl Brown   .........    77,000       1,218,986     935,000            --         12,048,828           --
Aaron Beam, Jr.  .........   152,500       2,053,794     260,000            --          2,371,250           --

----------
(1) Does not reflect any options granted and/or exercised after December 31, 1996. The net effect of any such grants and exercises is reflected in the table appearing under Item 12, "Security Ownership of Certain Beneficial Owners and Management".
(2) Represents the difference between market price of the Company's Common Stock and the respective exercise prices of the options at December 31, 1996. Such amounts may not necessarily be realized. Actual values which may be realized, if any, upon any exercise of such options will be based on the market price of the Common Stock at the time of any such exercise and thus are dependent upon future performance of the Common Stock.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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


                    NAME AND                             NUMBER OF SHARES        PERCENTAGE OF
                ADDRESS OF OWNER                       BENEFICIALLY OWNED(1)     COMMON STOCK
----------------------------------------------------   -----------------------   --------------
     Richard M. Scrushy  ...........................         15,076,658(2)            4.51%
     John S. Chamberlin  ...........................            222,000(3)               *
     C. Sage Givens   ..............................            392,100(4)               *
     Charles W. Newhall III    .....................            711,920(5)               *
     George H. Strong    ...........................            577,882(6)               *
     Phillip C. Watkins, M.D.  .....................            797,854(7)               *
     Aaron Beam, Jr.  ..............................            323,620(8)               *
     James P. Bennett    ...........................          1,250,000(9)               *
     Larry R. House   ..............................            459,600(10)              *
     Anthony J. Tanner   ...........................          1,043,808(11)              *
     Richard F. Celeste  ...........................            260,000(12)              *
     P. Daryl Brown   ..............................          1,093,000(13)              *
     Joel C. Gordon   ..............................          3,660,668(14)           1.14%
     Raymond J. Dunn, III   ........................          3,226,166(15)           1.01%
     Michael D. Martin   ...........................            457,008(16)              *
     FMR Corp.
        82 Devonshire Street
        Boston, Massachusetts 02109  ...............         38,509,640(17)          12.03%
     Putnam Investments, Inc.
        One Post Office Square
        Boston, Massachusetts 02109  ...............         22,880,090(18)           7.15%
     All Executive Officers and Directors as a Group
       (20 persons)   ..............................         32,119,688(19)           9.33%

----------

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

 *  Less than 1%



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     At various times, the Company has made loans to executive officers to assist them in meeting financial obligations at certain times when they were requested by the Company to refrain from selling Common Stock in the open market. At January 1, 1996, loans in the following original principal amounts were outstanding: $460,000 to Larry R. House, a Director and a former executive officer, and $140,000 to William T. Owens, Senior Vice President and Controller. Outstanding principal balances at December 31, 1996 were $414,000 for Mr. House and $126,000 for Mr. Owens. In addition, during 1995, the Company made an additional loan of $350,000 to Mr. Owens and $500,000 to Aaron Beam, Jr., Executive Vice President and Chief Financial Officer of the Company, which loans were outstanding in full at December 31, 1996. Such loans bear interest at the rate of 11/4% per annum below the prime rate of AmSouth Bank of Alabama, Birmingham, Alabama, and are payable on demand.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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


EXHIBIT
 NO.                             DESCRIPTION
---------   --------------------------------------------------------------------
(2)-1       Amended  and  Restated  Plan and  Agreement  of Merger,  dated as of
            September 18, 1994, among  HEALTHSOUTH  Rehabilitation  Corporation,
            RRS Acquisitions  Company,  Inc. and ReLife,  Inc., filed as Exhibit
            (2)-1  to  the   Company's   Registration   Statement  on  Form  S-4
            (Registration No. 33- 55929),  is hereby  incorporated by reference.
            (2)-2 Amended and Restated Plan and Agreement of Merger, dated as of
            January  22,  1995,  among  HEALTHSOUTH  Corporation,   ASC  Atlanta
            Acquisition Company, Inc. and Surgical Health Corporation,  filed as
            Exhibit  (2)-4 to the  Company's  Annual Report on Form 10-K for the
            Fiscal Year Ended  December  31,  1994,  is hereby  incorporated  by reference.
(2)-3       Stock Purchase Agreement,  dated February 3, 1995, among HEALTHSOUTH
            Corporation, NovaCare, Inc. and NC Resources, Inc., filed as Exhibit
            (2)-3 to the  Company's  Annual  Report on Form 10-K for the  Fiscal
            Year Ended December 31, 1994, is hereby incorporated by reference.
(2)-4       Plan  and  Agreement  of  Merger,   dated  August  23,  1995,  among
            HEALTHSOUTH  Corporation,  SSCI  Acquisition  Corporation and Sutter
            Surgery  Centers,  Inc.,  filed  as  Exhibit  (2) to  the  Company's
            Registration Statement on Form S-4 (Registration No. 33-63-055) is hereby incorporated by reference.

EXHIBIT
NO.                           DESCRIPTION
---------   --------------------------------------------------------------------
(2)-5       Amendment to Plan and  Agreement of Merger,  dated October 26, 1995, among  HEALTHSOUTH  Corporation,  SSCI  Acquisition  Corporation and
            Sutter  Surgery  Centers,  Inc.,  filed  as  Exhibit  (2)-5  to  the
            Company's  Annual  Report on Form  10-K for the  Fiscal  Year  Ended
            December 31, 1995, is hereby incorporated by reference.
(2)-6       Amended  and  Restated  Plan and  Agreement  of Merger,  dated as of
            October 9, 1995,  among  HEALTHSOUTH  Corporation,  SCA  Acquisition
            Corporation  and Surgical Care  Affiliates,  Inc.,  filed as Exhibit
            (2)-1 to Amendment No. 1 to the Company's  Registration Statement on
            Form S-4  (Registration  No.  33-64935),  is hereby  incorporated by reference.
(2)-7       Agreement  and  Plan of  Merger,  dated  December  16,  1995,  among
            HEALTHSOUTH   Corporation,   Aladdin  Acquisition   Corporation  and
            Advantage  Health  Corporation,   filed  as  Exhibit  (2)-1  to  the
            Company's Registration Statement on Form S-4 (Registration No.
            333-825), is hereby incorporated by reference.
(2)-8       Plan and Agreement of Merger,  dated May 16, 1996, among HEALTHSOUTH
            Corporation,  Empire Acquisition Corporation and Professional Sports
            Care  Management,  Inc.,  filed as  Exhibit  (2)-1 to the  Company's
            Registration Statement on Form S-4 (Registration No. 333-08449),  is
            hereby incorporated by reference.
(2)-9       Plan and  Agreement  of Merger,  dated  September  11,  1996,  among
            HEALTHSOUTH   Corporation,   Warwick  Acquisition   Corporation  and
            ReadiCare,   Inc.,   filed  as  Exhibit   (2)-1  to  the   Company's
            Registration Statement on Form S-4 (Registration No. 333-14697),  is
            hereby incorporated by reference.
(2)-10      Plan  and  Agreement  of  Merger,  dated  December  2,  1996,  among
            HEALTHSOUTH  Corporation,  Hammer Acquisition Corporation and Health
            Images,  Inc., filed as Exhibit (2)-1 to the Company's  Registration
            Statement  on Form  S-4  (Registration  No.  333-19439),  is  hereby incorporated by reference.
(2)-11      Plan and  Agreement  of  Merger,  dated  February  17,  1997,  among
            HEALTHSOUTH   Corporation,    Reid   Acquisition   Corporation   and
            Horizon/CMS Healthcare Corporation.
(3)-1       Restated Certificate of Incorporation of HEALTHSOUTH Corporation, as
            filed in the  Office  of the  Secretary  of  State  of the  State of
            Delaware on March 13, 1997.
(3)-2       Bylaws of HEALTHSOUTH Rehabilitation  Corporation,  filed as Exhibit
            (3)-2 to the  Company's  Annual  Report on Form 10-K for the  Fiscal
            Year Ended December 31, 1991, are hereby incorporated by reference.
(4)-1       Indenture,  dated March 24, 1994, between HEALTHSOUTH Rehabilitation
            Corporation  and  NationsBank  of  Georgia,   National  Association,
            relating to the Company's 9.5% Senior Subordinated Notes due 2001, filed as Exhibit (4)-1 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1994, is hereby incorporated by reference.
(4)-2       Indenture,  dated March 24, 1994, between HEALTHSOUTH Rehabilitation
            Corporation and PNC Bank of Kentucky, Inc., relating to the Company's 5% Convertible Subordinated Debentures due 2001, filed as
            Exhibit  (4)-2 to the  Company's  Annual Report on Form 10-K for the
            Fiscal Year Ended December 31, 1994, is hereby incorporated by reference.
(10)-1      1984  Incentive  Stock  Option  Plan,  as amended,  filed as Exhibit
            (10)-1 to the  Company's  Annual  Report on Form 10-K for the Fiscal
            Year Ended December 31, 1987, is hereby incorporated herein by reference.
(10)-2      1988  Non-Qualified  Stock Option Plan, filed as Exhibit 4(a) to the
            Company's  Registration  Statement  on Form  S-8  (Registration  No.
            33-23642), is hereby incorporated herein by reference.
(10)-3      1989 Stock Option  Plan,  filed as Exhibit  (10)-6 to the  Company's
            Annual  Report on Form 10-K for the Fiscal Year Ended  December  31,
            1989, is hereby incorporated by reference.

EXHIBIT
NO.                                               DESCRIPTION
---------   --------------------------------------------------------------------
(10)-4      1990 Stock Option Plan,  filed as Exhibit  (10)-13 to the  Company's
            Annual  Report on Form 10-K for the Fiscal Year ended  December  31,
            1990, is hereby incorporated by reference.
(10)-5      Forms of Stock Option Agreements utilized under 1984 Incentive Stock
            Option Plan,  1988  Non-Qualified   Stock  Option  Plan,  1989 Stock
            Option Plan and 1990 Stock Option Plan,  filed as Exhibit (10)-14 to the  Company's  Annual Report on Form 10-K for the Fiscal Year ended
            December 31, 1990, are hereby incorporated herein by reference.
(10)-6      1991 Stock Option Plan, as amended,  filed as Exhibit (10)-15 to the
            Company's  Annual  Report on Form  10-K for the  Fiscal  Year  ended
            December 31, 1991, is hereby incorporated herein by reference.
(10)-7      Forms of Stock Option  Agreements  utilized  under 1991 Stock Option
            Plan,  filed as Exhibit  (10)-16 to the  Company's  Annual Report on
            Form 10-K for the Fiscal Year  Ended  December 31, 1991,  are hereby incorporated by reference.
(10)-8      1992 Stock Option  Plan,  filed as Exhibit  (10)-8 to the  Company's
            Annual  Report on Form 10-K for the Fiscal Year Ended  December  31,
            1992, is hereby incorporated by reference.
(10)-9      Forms of Stock Option  Agreements  utilized  under 1992 Stock Option
            Plan, filed as Exhibit (10)-9 to the Company's Annual Report on Form
            10-K for the Fiscal  Year  Ended   December  31,  1992,   are hereby
            incorporated by reference.
(10)-10     1993 Stock Option Plan,  filed as Exhibit  (10)-10 to the Company's
            Annual  Report on Form 10-K for the Fiscal Year Ended  December 31,
            1993, is hereby incorporated by reference.
(10)-11     Forms of Stock Option  Agreements  utilized  under 1993 Stock Option
            Plan,  filed as Exhibit  (10)-11 to the  Company's  Annual Report on
            Form 10-K for the Fiscal Year Ended De- cember 31, 1993,  are hereby incorporated by reference.
(10)-12     1993  Consultants  Stock Option  Plan,  filed as Exhibit 4(a) to the
            Company's  Registration  Statement on Form S-8 (Commission  File No.
            33-64316), is hereby incorporated by reference.
(10)-13     Form of Stock Option  Agreement  utilized under the 1993 Consultants
            Stock  Option  Plan,   filed  as  Exhibit  4(b)  to  the   Company's
            Registration  Statement on Form S-8 (Commission File No.  33-64316),
            is hereby incorporated by reference.
(10)-14     1995 Stock Option Plan,  filed as Exhibit  (10)-14 to the  Company's
            Annual  Report on Form 10-K for the Fiscal Year Ended  December  31,
            1995, is hereby incorporated by ref- erence.
(10)-15     Form of Stock Option Agreement  utilized under the 1995 Stock Option
            Plan,  filed as Exhibit  (10)-15 to the  Company's  Annual Report on
            Form 10-K for the Fiscal Year Ended  December  31,  1995,  is hereby incorporated by reference.
(10)-16     Employment  Agreement,  dated  July 23,  1986,  between  HEALTHSOUTH
            Rehabilitation Corporation and Richard M. Scrushy, as amended, filed as Exhibit (10)-16 to the Compa- ny's Annual Report on Form 10-K for
            the Fiscal Year Ended December 31, 1995, is hereby  incorporated  by reference.
(10)-17     Third Amended and Restated Credit  Agreement,  dated as of April 11,
            1996, between HEALTHSOUTH Corporation and NationsBank, N.A.
(10)-18     Form  of  Indemnity   Agreement  entered  into  between  HEALTHSOUTH
            Rehabilitation Corporation and each of its Directors, filed as Exhibit (10)-13 to the Company's Annual Report on Form 10-K for the
            Fiscal Year Ended December 31, 1991, is hereby incorporated by reference.
(10)-19     Surgical Health Corporation 1992 Stock Option Plan, filed as Exhibit
            10(aa) to Surgical Health  Corporation's  Registration  Statement on
            Form S-4 (Commission File No. 33- 70582), is hereby incorporated by reference.

EXHIBIT
NO.                                DESCRIPTION
---------   --------------------------------------------------------------------
(10)-20     Surgical Health Corporation 1993 Stock Option Plan, filed as Exhibit
            10(bb) to Surgical Health  Corporation's  Registration  Statement on
            Form S-4 (Commission File No. 33- 70582), is hereby  incorporated by reference.
(10)-21     Surgical Health Corporation 1994 Stock Option Plan, filed as Exhibit
            10(pp) to Surgical  Health  Corporation's  Quarterly  Report on Form
            10-Q  for  the  Quarter   Ended   September   30,  1994,  is  hereby
            incorporated by reference.
(10)-22     Heritage  Surgical  Corporation  1992 Stock  Option  Plan,  filed as
            Exhibit 4(d) to the Com- pany's  Registration  Statement on Form S-8
            (Commission File No. 33-60231), is hereby incorporated by reference.
(10)-23     Heritage  Surgical  Corporation  1993 Stock  Option  Plan,  filed as
            Exhibit 4(e) to the Com- pany's  Registration  Statement on Form S-8
            (Commission File No. 33-60231), is hereby incorporated by reference.
(10)-24     Sutter Surgery Centers,  Inc. 1993 Stock Option Plan,  Non-Qualified
            Stock  Option  Plan and  Agreement  (Saibeni),  Non-Qualified  Stock
            Option Plan and Agreement  (Shah),  Non- Qualified Stock Option Plan
            and  Agreement   (Akella),   Non-Qualified  Stock  Option  Plan  and
            Agreement (Kelly) and Non-Qualified  Stock Option Plan and Agreement
            (May),  filed as Exhibits 4(a) - 4(f) to the Company's  Registration
            Statement on Form S-8 (Commission File No.
            33-64615), are hereby incorporated by reference.
(10)-25     Surgical  Care  Affiliates  Incentive  Stock Plan of 1986,  filed as
            Exhibit  10(g) to Surgical Care  Affiliates  Inc.'s Annual Report on
            Form 10-K for the Fiscal Year Ended December 31, 1993, is hereby incorporated by reference.
(10)-26     Surgical Care  Affiliates 1990  Non-Qualified  Stock Option Plan for
            Non-Employee  Directors,  filed as Exhibit  10(i) to  Surgical  Care
            Affiliates,  Inc.'s  Annual  Report on Form 10-K for the Fiscal Year
            Ended December 31, 1990, is hereby incorporated by reference.
(10)-27     Professional Sports Care Management, Inc. 1992 Stock Option Plan, as
            amended,  filed as Exhibits 10.1 - 10.3 to Professional  Sports Care
            Management,  Inc.'s  Registration  Statement on Form S-1 (Commission
            File No. 33-81654), is hereby incorporated by reference.
(10)-28     Professional Sports Care Management, Inc. 1994 Stock Incentive Plan,
            filed as Exhibit 10.4 to Professional Sports Care Management, Inc.'s
            Registration Statement on Form S-1 (Commission File No. 33-81654), is hereby incorporated by reference.
(10)-29     Professional  Sports Care  Management,  Inc. 1994  Directors'  Stock
            Option  Plan,  filed as Exhibit  10.5 to  Professional  Sports  Care
            Management,  Inc.'s  Registration  Statement on Form S-1 (Commission
            File No. 33-81654), is hereby incorporated by reference.
(10)-30     ReadiCare,  Inc.  1991  Stock  Option  Plan,  filed as an exhibit to
            ReadiCare,  Inc.'s  Annual  Report on Form 10-K for the Fiscal  Year
            Ended February 29, 1992, is hereby incorporated by reference.
(10)-31     ReadiCare,  Inc. Stock Option Plan for  Non-Employee  Directors,  as
            amended, filed as an exhibit to ReadiCare, Inc's Annual Report on Form 10-K for the Fiscal Year Ended February 29, 1992 and as an exhibit to ReadiCare, Inc.'s Annual Report on Form 10-K for the
            Fiscal Year Ended February 28, 1994, is hereby incorporated by reference.
(11)        HEALTHSOUTH Corporation and Subsidiaries,  Computation of Income Per
            Share.
(21)        Subsidiaries of HEALTHSOUTH Corporation.
(23)        Consent of Ernst & Young LLP.



     (d) Financial Statement Schedules.

       Schedule II: Valuation and Qualifying Accounts

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS



             COLUMN A                  COLUMN B                 COLUMN C               COLUMN D      COLUMN E
------------------------------------ -------------- -------------------------------- ------------- --------------
                                                      ADDITIONS        ADDITIONS
                                      BALANCE AT      CHARGED TO      CHARGED TO
                                     BEGINNING OF     COSTS AND     OTHER ACCOUNTS    DEDUCTIONS    BALANCE AT
            DESCRIPTION                 PERIOD         EXPENSES        DESCRIBE        DESCRIBE    END OF PERIOD
------------------------------------ -------------- --------------- ---------------- ------------- --------------
                                                    (IN THOUSANDS)
Year ended December 31, 1994:
 Allowance for doubtful accounts       $30,511         $32,904      $     7,041 (1)  $31,038 (2)     $ 39,418
                                       ---------       --------     -----------      ------------    ---------
Year ended December 31, 1995:
 Allowance for doubtful accounts       $ 39,418        $37,659      $    18,750 (1)  $44,684 (2)     $51,143
                                       ---------       --------     -----------      ------------    ---------
Year ended December 31, 1996:
 Allowance for doubtful accounts       $51,143         $54,112      $    13,643 (1)  $53,391 (2)     $65,507
                                       ---------       --------     -----------      ------------    ---------



----------

(1) Allowances of acquisitions in years 1994, 1995 and 1996, respectively.

(2) Write-offs of uncollectible patient accounts receivable.

                                  SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        HEALTHSOUTH CORPORATION



                                        By:   /s/ RICHARD M. SCRUSHY
                                        --------------------------------
                                        Richard M. Scrushy,
                                        Chairman of the Board
                                        and Chief Executive Officer



Date: August 26, 1997