Form 10-Q/A
period 1997-03-31
HEALTHSOUTH CORP
filed 1997-08-26
CIK 785161

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

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED - IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                         -----------------------------------------------------
                                                                                1997                             1996
                                                                         --------------------             --------------------


Revenues                                                               $             691,631            $             612,149
Operating units expenses                                                             438,289                          404,801
Corporate general and administrative expenses                                         17,849                           18,449
Provision for doubtful accounts                                                       14,713                           14,102
Depreciation and amortization                                                         57,371                           47,164
Merger costs                                                                          15,875                           28,939
Interest expense                                                                      25,673                           24,851
Interest income                                                                       (1,038)                          (1,827)
                                                                         --------------------             --------------------
                                                                                     568,732                          536,479
                                                                         --------------------             --------------------
    Income before income taxes and
     minority interests                                                              122,899                           75,670
Provision for income taxes                                                            42,411                           24,472
                                                                         --------------------             --------------------
    Income before minority interests                                                  80,488                           51,198
Minority interests                                                                   (15,908)                         (11,517)
                                                                         --------------------             --------------------

    Net income                                                         $              64,580            $              39,681
                                                                         ====================             ====================


Weighted average common and common
    equivalent shares outstanding                                                    342,772                          336,151
                                                                         ====================             ====================

Net income per common and common
    equivalent share                                                   $                0.19         $                   0.12
                                                                         ====================             ====================

Net income per common share --
    assuming full dilution                                             $                0.18         $                   0.12
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


         Operating expenses, at the operating unit level, were $438,289,000, or 63.4% of revenues, for the quarter ended March 31, 1997, compared to $404,801, or 66.1% of revenues, for the first quarter of 1996. The decrease in operating expenses as a percentage of revenues is primarily attributable to the 9.5% increase in same store revenues noted above. In same store operations, the incremental costs associated with increased revenues are significantly less as a percentage of those increased revenues. Same store operating expenses were $424,664,000, or 63.4% of comparable revenue. New store operating expenses were $13,625,000, or 63.3% of comparable revenue. Corporate general and administrative expenses decreased from $18,449,000 during the 1996 quarter to $17,849,000 during the 1997 quarter. As a percentage of revenue, corporate general and administrative expenses decreased from 3.0% in the 1996 quarter to 2.6% in the 1997 quarter. The provision for doubtful accounts was $14,713,000, or 2.1% of revenues, for the first quarter of 1997, compared to $14,102,000, or 2.3% of revenues, for the same period in 1996. Management believes that this provision is adequate to cover any uncollectible revenues.

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No.1 to this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HEALTHSOUTH CORPORATION
                                        -----------------------
                                            (Registrant)



Date: August 26, 1997                     RICHARD M. SCRUSHY
                                     ----------------------------
                                          Richard M. Scrushy
                                      Chairman of the Board and
                                       Chief Executive Officer