Form 10-Q/A
period 1997-06-30
HEALTHSOUTH CORP
filed 1997-08-26
CIK 785161

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


NOTE 8  --  Effective July 1, 1997 the Company will expense  amounts  reflecting the costs of implementing its clinical and administrative programs and protocols at acquired facilities in the period in which such costs are incurred. Through June 30, 1997, the Company has capitalized such costs and amortized them over 36 months. Such costs at June 30 aggregated $59,330,000, net of accumulated amortization. Such capitalized costs at June 30 will be amortized in accordance with the Company's existing policy and will give rise to gross amortization expense of approximately $10,351,000 in the third quarter of 1997 and $9,978,000 in the fourth quarter of 1997. The amount of such gross amortization expense will continue to decrease through the second quarter of 2000, at which time all such costs will be fully amortized.

NOTE 9  --  Through  June  30,  1997,  the  Company  has  assigned  value to and capitalized organization and partnership formation costs which have been (a) incurred by the Company, (b) obtained by the Company in acqusitions accounted for as poolings of interests, or (c) obtained by the Company in acquisitions accounted for as purchases. Effective July 1, 1997, the Company will not assign value to organization and partnership formation costs obtained in acquisitions accounted for as purchases except to the extent that objective evidence exists that such costs will provide future economic benefits to the Company after the acquisition. Such organization and partnership formation costs at June 30 which were obtained by the Company in purchase transactions aggregated $8,380,000, net of accumulated amortization. Such costs at June 30 will be amortized in accordance with the Company's existing policy and will give rise to gross amortization expense of approximately $1,777,000 in the third quarter of 1997 and $1,734,000 in the fourth quarter of 1997, The amount of such gross amortization expense will continue to decrease through the second quarter of 2000, at which time all such costs will be fully amortized.

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HEALTHSOUTH CORPORATION
                                           (Registrant)



Date:  August 26, 1997                 /s/ RICHARD M. SCRUSHY
                                       --------------------------
                                           Richard M. Scrushy
                                        Chairman of the Board and
                                          Chief Executive Officer