Form 10-Q/A
period 1997-03-31
HEALTHSOUTH CORP
filed 1997-09-25
CIK 785161

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 2


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


Combined and separate results of the Company and Health Images for the three months ended March 31, 1997 and 1996 are as follows (in thousands):

                                                         HEALTH
                                        HEALTHSOUTH      IMAGES         COMBINED
                                        -----------    -----------    ----------
Three Months ended March 31, 1997
 Revenues                               $  658,898     $   32,733     $  691,631
 Net Income                                 63,433          1,147         64,580

Three Months ended March 31, 1996
 Revenues                               $  581,234     $   30,915     $  612,149
 Net Income                                 37,851          1,830         39,681


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


                                        HEALTHSOUTH CORPORATION
                                        -----------------------
                                            (Registrant)



Date: September 25, 1997                  RICHARD M. SCRUSHY
                                     ----------------------------
                                          Richard M. Scrushy
                                      Chairman of the Board and
                                       Chief Executive Officer