Form 10-Q
period 1997-09-30
HEALTHSOUTH CORP
filed 1997-11-14
CIK 785161

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997; or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
          _____________.

     Commission File Number 1-10315

                            HEALTHSOUTH CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                             63-0860407
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)


               ONE HEALTHSOUTH PARKWAY, BIRMINGHAM, ALABAMA 35243
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (205) 967-7116
              (Registrant's Telephone Number, Including Area Code)

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

        Class                                   Outstanding at November 10, 1997
COMMON STOCK, PAR VALUE                         393,640,782 SHARES
    $.01 PER SHARE

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART 1 -- FINANCIAL INFORMATION

                                                                            Page
Item 1.  Financial Statements

          Consolidated   Balance   Sheets  --   September   30,  1997
          (Unaudited) and December 31, 1996                                    3

          Consolidated  Statements  of  Income  (Unaudited)  -- Three
          Months and Nine Months Ended September 30, 1997 and 1996             5

          Consolidated  Statements of Cash Flows  (Unaudited) -- Nine
          Months Ended September 30, 1997 and 1996                             6

          Notes to Consolidated  Financial Statements  (Unaudited) --
          Three Months and Nine Months Ended  September  30, 1997 and
          1996                                                                 8

Item 2.
          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           12

PART II -- OTHER INFORMATION

Item 2.   Changes in Securities                                               16

Item 6.   Exhibits and Reports on Form 8-K                                    16

PART I -- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                      SEPTEMBER 30,               DECEMBER 31,
                                                                          1997                        1996
                                                                    ----------------           ----------------
                                                                      (Unaudited)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                      $       189,408            $       150,071
     Other marketable securities                                              3,639                      3,760
     Accounts receivable                                                    659,415                    540,389
     Inventories, prepaid expenses, and
          other current assets                                              224,478                    175,582
     Deferred income taxes                                                   19,514                     15,238
                                                                    ----------------           ----------------

                                       TOTAL CURRENT ASSETS               1,096,454                    885,040

OTHER ASSETS                                                                114,517                     85,412

PROPERTY, PLANT AND EQUIPMENT--NET                                        1,659,300                  1,464,833

INTANGIBLE ASSETS--NET                                                    1,379,500                  1,094,421
                                                                    ----------------
                                                                                               ----------------

                                               TOTAL ASSETS         $     4,249,771            $     3,529,706
                                                                    ================           ================

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)


                                                                               SEPTEMBER 30,               DECEMBER 31,
                                                                                   1997                        1996
                                                                            ------------------           -----------------
                                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                       $          97,158            $        116,451
     Salaries and wages payable                                                        67,774                      67,793
     Accrued interest payable and other liabilities                                    98,155                      99,118
     Current portion of long-term debt                                                 40,220                      47,089
                                                                            ------------------           -----------------

                                          TOTAL CURRENT LIABILITIES                   303,307                     330,451

LONG-TERM DEBT                                                                      1,882,466                   1,513,054

DEFERRED INCOME TAXES                                                                  43,862                      41,850

OTHER LONG-TERM LIABILITIES                                                             2,655                       3,558

DEFERRED REVENUE                                                                           16                         406

MINORITY INTERESTS--LIMITED PARTNERSHIPS                                               80,054                      71,286

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.10 par value--1,500,000
          shares authorized; issued and outstanding--
          none                                                                              0                           0
     Common Stock, $.01 par value--500,000,000
          shares authorized; 341,326,000 and 326,492,000
          shares issued at September 30, 1997 and
          December 31, 1996, respectively                                               3,413                       3,265
     Additional paid-in capital                                                     1,197,230                   1,060,012
     Retained earnings                                                                754,754                     525,718
     Treasury stock                                                                      (323)                       (323)
     Receivable from Employee Stock Ownership Plan                                    (12,247)                    (14,148)
     Notes receivable from stockholders                                                (5,416)                     (5,423)
                                                                            ------------------           -----------------

                                         TOTAL STOCKHOLDERS' EQUITY                 1,937,411                   1,569,101
                                                                            ------------------           -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $       4,249,771            $      3,529,706
                                                                            ==================           =================


See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED - IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                              THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                SEPTEMBER 30,                            SEPTEMBER 30,
                                                  ---------------------------------------   --------------------------------------
                                                                1997                1996                 1997                1996
                                                  -------------------  ------------------   ------------------  ------------------
Revenues                                          $          748,370   $         651,742    $       2,163,018   $       1,892,745

Operating unit expenses                                      464,143             419,924            1,354,082           1,233,950
Corporate general and administrative expenses                 19,568              18,598               55,926              56,405
Provision for doubtful accounts                               19,023              15,151               51,811              43,504
Depreciation and amortization                                 63,743              53,902              181,259             150,858
Merger costs                                                       0               5,513               15,875              34,452
Interest expense                                              27,765              23,645               81,180              72,848
Interest income                                               (1,439)               (995)              (3,761)             (4,513)
                                                  -------------------  ------------------   ------------------  ------------------
                                                             592,803             535,738            1,736,372           1,587,504
                                                  -------------------  ------------------   ------------------  ------------------
Income before income taxes and
     minority interests                                      155,567             116,004              426,646             305,241
Provision for income taxes                                    52,882              39,012              145,347             101,486
                                                  -------------------  ------------------   ------------------  ------------------
Income before minority interests                             102,685              76,992              281,299             203,755
Minority interests                                           (16,766)            (13,511)             (49,481)            (38,608)
                                                  -------------------  ------------------   ------------------  ------------------

     Net income                                   $           85,919   $          63,481    $         231,818   $         165,147
                                                  ===================  ==================   ==================  ==================


Weighted average common and common
     equivalent shares outstanding                           356,802             342,045              351,740             342,022
                                                  ===================  ==================   ==================  ==================

Net income per common and common
     equivalent share                             $             0.24   $            0.19    $            0.66   $            0.48
                                                  ===================  ==================   ==================  ==================

Net income per common share --
     assuming full dilution                       $             0.24   $            0.18    $            0.65   $            0.48
                                                  ===================  ==================   ==================  ==================

See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)


                                                                                                  NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                     --------------------------------------------
                                                                                            1997                    1996
                                                                                     -------------------    ---------------------
OPERATING ACTIVITIES
   Net income                                                                                 $ 231,818                $ 165,147
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                                           181,259                  150,858
        Provision for doubtful accounts                                                          51,811                   43,504
        Income applicable to minority interests of
           limited partnerships                                                                  49,481                   38,608
        Merger costs                                                                             15,875                   34,452
        Provision for deferred income taxes                                                       9,614                    2,370
        Provision for deferred revenue                                                             (390)                    (928)
        Changes  in  operating  assets  and  liabilities,   net  of  effects  of
           acquisitions:
              Accounts receivable                                                              (150,138)                (127,191)
              Inventories, prepaid expenses and other current
                 assets                                                                         (47,379)                  42,254
              Accounts payable and accrued expenses                                             (72,247)                 (75,508)
                                                                                     -------------------    ---------------------

                                                                NET CASH PROVIDED BY
                                                                OPERATING ACTIVITIES            269,704                  273,566
INVESTING ACTIVITIES
   Purchases of property, plant and equipment                                                  (262,110)                (132,629)
   Additions to intangible assets, net of effects of
      acquisitions                                                                              (66,641)                (140,140)
   Assets obtained through acquisitions, net of liabilities
      assumed                                                                                  (234,394)                 (87,142)
   Cash obtained through immaterial pooling of interests                                              0                    7,534
   Changes in other assets                                                                      (25,849)                  (5,187)
   Proceeds received on sale of other marketable
      securities                                                                                    260                      292
   Investments in other marketable securities                                                      (139)                       0
                                                                                     -------------------    ---------------------

                                               NET CASH USED IN INVESTING ACTIVITIES           (588,873)                (357,272)

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           (UNAUDITED - IN THOUSANDS)


                                                                                                  NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                     --------------------------------------------
                                                                                            1997                    1996
                                                                                     -------------------    ---------------------
FINANCING ACTIVITIES
   Proceeds from borrowings                                                                     569,978                  178,402
   Principal payments on long-term debt and leases                                             (184,256)                (110,614)
   Proceeds from exercise of options                                                             22,366                   24,897
   Purchase of treasury stock                                                                         0                   (1,215)
   Reduction in receivable from Employee Stock
      Ownership Plan                                                                              1,901                    1,738
   Decrease in loans to stockholders                                                                  7                    1,091
   Dividends paid                                                                                     0                     (857)
   Proceeds from investment by minority interests                                                   557                      517
   Payment of cash distributions to limited partners                                            (52,047)                 (37,925)
                                                                                     -------------------    ---------------------

                                                              NET CASH PROVIDED FROM
                                                                FINANCING ACTIVITIES            358,506                   56,034
                                                                                     -------------------    ---------------------

                                                     INCREASE (DECREASE) IN CASH AND
                                                                    CASH EQUIVALENTS             39,337                  (27,672)

   Cash and cash equivalents at beginning of period                                             150,071                  151,812
                                                                                     -------------------    ---------------------

                                                           CASH AND CASH EQUIVALENTS
                                                                    AT END OF PERIOD          $ 189,408                $ 124,140
                                                                                     ===================    =====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
      Interest                                                                                 $ 77,237                 $ 60,288
      Income taxes                                                                              106,699                   66,976

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

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


NOTE  1  --     The accompanying  consolidated  financial statements include the accounts of  HEALTHSOUTH  Corporation  (the  "Company")  and its
                subsidiaries.  This  information  should be read in  conjunction with the  Company's  Annual  Report on Form 10-K for the  fiscal year ended December 31, 1996, as amended, and its Current Report
                on  Form  8-K  filed  August  26,  1997,   as  amended.   It  is
                management's   opinion   that  the   accompanying   consolidated
                financial statements reflect all adjustments (which are normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of the results for the interim period and the comparable period presented.

NOTE  2  --     During 1995,  the Company  entered into a Credit  Agreement with
                NationsBank,  N.A. ("NationsBank") and other participating banks
                (the   "1995   Credit   Agreement")   which   consisted   of   a
                $1,000,000,000 revolving credit facility. On April 18, 1996, the
                Company  amended  and  restated  the 1995  Credit  Agreement  to
                increase  the  size  of  the   revolving   credit   facility  to
                $1,250,000,000 (the "1996 Credit  Agreement").  Interest is paid based on LIBOR plus a  predetermined  margin,  a base  rate,  or competitively  bid  rates  from  the  participating  banks.  The
                Company is  required  to pay a fee on the unused  portion of the revolving credit facility ranging from 0.08% to 0.25%, depending on certain  defined ratios.  The principal  amount is payable in full on March 31, 2001. The Company  provided a negative  pledge on all assets under the 1996 Credit  Agreement,  and the lenders released the first priority  security  interest in all shares of stock of the Company's  subsidiaries and rights and interests in the  Company's  controlled  partnerships  which had been granted
                under  the  1995  Credit  Agreement.   In  connection  with  the
                acquisition of Horizon/CMS Healthcare Corporation (see Note 10), the Company obtained a commitment from NationsBank, N.A. and nine other banks for a $1,250,000,000 Senior Bridge Loan
                Facility  on  substantially  the same  terms as the 1996  Credit
                Agreement. In addition, NationsBank, N.A. has provided the Company with a $500,000,000 interim revolving credit facility for working capital purposes on substantially the same terms as the 1996 Credit Agreement, pending the closing of the Senior
                Bridge Loan Facility. The Senior Bridge Loan Facility was closed on October 22, 1997, and all amounts outstanding under the interim credit facility were repaid from proceeds under the Senior Bridge Loan Facility on October 30, 1997.

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

                At September 30, 1997, and December 31, 1996, long-term debt consisted of the following:

                                                                         September 30,          December 31,
                                                                             1997                  1996
                                                                       -----------------     -----------------
                                                                                   (in thousands)
                 Advances under the $1,250,000,000 1996
                      Credit Agreement                                       $1,235,000            $  995,000
                 Advances under the $500,000,000 interim
                      revolving credit facility                                 295,000                     0
                 9.5% Senior Subordinated Notes due 2001                        250,000               250,000
                 5% Convertible Subordinated Debentures due 2001                      0               115,000
                 Other long-term debt                                           142,686               200,143
                                                                       -----------------     -----------------
                                                                              1,922,686             1,560,143
                 Less amounts due within one year                                40,220                47,089
                                                                       -----------------     -----------------
                                                                             $1,882,466            $1,513,054
                                                                       =================     =================


NOTE  3  --     On March 3, 1997,  the Company  consummated  the  acquisition of
                Health Images, Inc. ("Health Images") in a transaction accounted for as a pooling of interests. Accordingly, the Company's historical financial statements for all periods prior to the effective date of the merger have been restated to include the results of Health Images. In the transaction, Health Images stockholders received approximately 10,343,000 shares of the Company's Common Stock. At the time of the merger, Health Images operated 49 freestanding diagnostic centers in 13 states and six in the United Kingdom.

                Costs and expenses of $15,875,000, primarily representing accounting, legal and financial advisory services, incurred by the Company in connection with the merger were recorded in operations during the quarter ending March 31, 1997, and reported as Merger Costs in the accompanying consolidated statements of income. The effects of conforming the accounting policies of the Company and Health Images were not material.

                During 1996, the Company consummated the acquisition of ReadiCare, Inc. ("ReadiCare") in a transaction accounted for as a pooling of interests. Prior to the merger, ReadiCare reported on a fiscal year ending on February 28. Accordingly, at the time of the merger, the historical financial statements of ReadiCare were recast to a November 30 fiscal year end to more closely conform to the Company's calendar fiscal year end. Beginning January 1, 1997, all facilities acquired in the ReadiCare merger adopted a December 31 fiscal year end; therefore, ReadiCare's historical results of operations for the one month ended December 31, 1996, which included revenues of $3,266,000 and a net loss of $926,000, are not included in the Company's consolidated statements of income. ReadiCare's cash flow for the one month period ended December 31, 1996, of ($543,000) is included in the accompanying statement of cash flows for the nine months ended September 30, 1997.

NOTE  4  --     Effective  September 30, 1997, the Company  acquired ASC Network
                Corporation  ("ASC") in a cash-for-stock  merger. At the time of the merger,  ASC operated 29 outpatient surgery centers in eight states.  The  total  purchase  price  for ASC was  approximately
                $130,827,000,  plus the assumption of approximately  $74,000,000 in debt.  Also during the first nine months of 1997, the Company
                acquired  101   outpatient   rehabilitation   facilities,   four
                outpatient  surgery centers and five diagnostic imaging centers.
                The  total  purchase  price  of  the  acquired   facilities  was
                approximately $103,567,000, plus the assumption of approximately
                $13,200,000 in debt.  The Company also entered into  non-compete agreements totaling approximately $21,610,000 in connection with
                these   transactions.   The  cost  in  excess  of  the  acquired
                facilities' net asset value was approximately $297,293,000.  The results  of  operations  (not  material  individually  or in the
                aggregate)   of  these   acquisitions   are   included   in  the
                consolidated   financial   statements   from  their   respective
                acquisition dates.

NOTE  5  --     During  the first  nine  months  of 1997,  the  Company  granted incentive and nonqualified stock options to certain Directors and employees for 6,240,000 shares of Common Stock at exercise prices ranging from $18.44 to $23.63 per share.

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

NOTE  7  --     In February  1997,  the  Financial  Accounting  Standards  Board
                issued  Statement  No.  128,  "Earnings  per  Share,"  which  is required to be adopted on December 31, 1997.  At that time,  the
                Company will be required to change the method  currently used to compute  earnings  per share and to restate  all prior  periods.
                Under the new requirements for calculating  primary earnings per share,  the dilutive  effect of stock  options will be excluded.
                The  impact is  expected  to result in an  increase  in  primary earnings per share for the quarters  ended  September  30, 1997,
                and   September   30,  1996,  of  $0.01  and  $0.01  per  share,
                respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

NOTE  8  --     Effective  July 1, 1997,  the Company  began  expensing  amounts
                reflecting   the  costs  of   implementing   its   clinical  and
                administrative  programs and protocols at acquired facilities in the period in which such costs are  incurred.  Through  June 30,
                1997, the Company has capitalized  such costs and amortized them over 36 months.  Such costs at June 30  aggregated  $64,643,000, net of accumulated amortization.  Such capitalized costs at June
                30 will be amortized in accordance  with the Company's  existing
                policy   and  gave  rise  to  gross   amortization   expense  of
                approximately  $10,351,000 in the third quarter of 1997 and will
                give  rise  to  gross  amortization   expense  of  approximately
                $9,978,000 in the fourth quarter of 1997. The amount of such gross amortization expense will continue to decrease through the second quarter of 2000, at which time all such costs will be fully amortized.

NOTE  9  --     Through  June 30, 1997,  the Company has  assigned  value to and capitalized organization and partnership formation costs which have been (a) incurred by the Company, (b) obtained by the Company in acquisitions accounted for as poolings of interest, or (c) obtained by the Company in acquisitions accounted for as purchases. Effective July 1, 1997, the Company will not assign value to organization and partnership formation costs obtained in acquisitions accounted for as purchases except to the extent that objective evidence exists that such costs will provide future economic benefits to the Company after the acquisition.
                Such organization and partnership formation costs at June 30 which were obtained by the Company in purchase transactions aggregated $8,380,000, net of accumulated amortization. Such costs at June 30 will be amortized in accordance with the Company's existing policy and gave rise to gross amortization expense of approximately

                $1,777,000 in the third quarter of 1997 and will give rise to gross amortization expense of approximately $1,734,000 in the fourth quarter of 1997. The amount of such gross amortization expense will continue to decrease through the second quarter of 2000, at which time all such costs will be fully amortized.

NOTE  10  --    Effective   October  29,  1997,  the  Company   consummated  the
                acquisition     of    Horizon/CMS     Healthcare     Corporation
                ("Horizon/CMS")  in  a  stock-for-stock   merger  in  which  the
                stockholders of Horizon/CMS  received  0.84338 of a share of the
                Company's  common stock per share of  Horizon/CMS  common stock.
                The  transaction  is  valued  at  approximately  $1,650,000,000,
                including  the  assumption  by  the  Company  of   approximately
                $700,000,000 in Horizon/CMS debt. The acquisition will be accounted for as a purchase.

                On November 3, 1997, the Company entered into a definitive agreement to sell certain non-strategic assets of Horizon/CMS to Integrated Health Services, Inc. ("IHS"). These assets include approximately 139 long-term care facilities, 12 specialty hospitals, 35 institutional pharmacy locations, and over 1,000 rehabilitation therapy contracts with long-term care facilities. The transaction is valued at approximately $1,250,000,000, including the payment by IHS of approximately $1,150,000,000 in cash and the assumption by IHS of approximately $100,000,000 in debt. The Company currently anticipates that the transaction with IHS will be consummated in late 1997 or early 1998. The Company expects to use the proceeds of such transaction to reduce indebtedness under the Senior Bridge Loan Facility described in Note 2.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The Company provides outpatient and rehabilitative healthcare services through its inpatient and outpatient rehabilitation facilities, surgery centers, diagnostic centers and medical centers. The Company has expanded its operations through the acquisition or opening of new facilities and satellite locations and by enhancing its existing operations. As of September 30, 1997, the Company had over 1,370 locations in 50 states, the District of Columbia and the United Kingdom, including approximately 880 outpatient rehabilitation locations, 99 inpatient rehabilitation facilities, four medical centers, 174 surgery centers, 77 diagnostic centers and approximately 140 locations providing other patient care services.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1997

     The Company operated approximately 880 outpatient rehabilitation locations (which includes base facilities and satellites) at September 30, 1997, compared to approximately 690 outpatient rehabilitation locations at September 30, 1996. In addition, the Company operated 99 inpatient rehabilitation facilities, four medical centers, 174 surgery centers, and 77 diagnostic centers at September 30, 1997, compared with 96 inpatient facilities, five medical centers, 131 surgery centers and 70 diagnostic centers at September 30, 1996.

     The Company's operations generated revenues of $748,370,000 for the quarter ended September 30, 1997, an increase of $96,628,000, or 14.8%, as compared to the same period in 1996. The increase in revenues is primarily attributable to increases in patient volume and the addition of new outpatient and surgery centers. Same store revenues for the quarter ended September 30, 1997, were $724,480,000, an increase of $72,738,000, or 11.2%, as compared to the same period in 1996. New store revenues were $23,890,000. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 36.4% and 2.3% of revenue for the third quarter of 1997, compared to 37.2% and 3.0% for the same period in 1996. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During the second quarter of 1997, same store outpatient visits, inpatient days, surgical cases and diagnostic cases increased 16.2%, 9.5%, 6.8% and 12.4%, respectively. Revenue per outpatient visit, inpatient day, surgical case and diagnostic case for same store operations increased (decreased) by 1.0%, (0.3)%, 0.1% and 2.9%, respectively.

     Operating expenses, at the operating unit level, were $464,143,000, or 62.0% of revenues, for the quarter ended September 30, 1997, compared to 64.4% of revenues for the third quarter of 1996. The decrease in operating expenses as a percentage of revenues is primarily attributable to the 11.2% increase in same store revenues noted above. In same store operations, the incremental costs associated with increased revenues are significantly less as a percentage of those increased revenues. Same store operating expenses were $449,035,000, or 62.0% of comparable revenue. New store operating expenses were $15,108,000, or 62.7% of comparable revenue. Corporate general and administrative expenses increased from $18,598,000 during the 1996 quarter to $19,568,000 during the 1997 quarter. As a percentage of revenue, corporate general and administrative expenses decreased from 2.9% in the 1996 quarter to 2.6% in the 1997 quarter. The provision for doubtful accounts was $19,023,000, or 2.5% of revenues, for the third quarter of 1997, compared to $15,151,000, or 2.3% of revenues, for the same period in 1996. Management believes that this provision is adequate to cover any uncollectible revenues.

     Depreciation and amortization expense was $63,743,000 for the quarter ended September 30, 1997, compared to $53,902,000 for the same period in 1996. The increase represents the investment in additional assets by the Company. Interest expense was $27,765,000 for the quarter ended September 30, 1997, compared to $23,645,000 for the quarter ended September 30, 1996. For the third quarter of 1997, interest income was $1,439,000, compared to $995,000 for the third quarter of 1996.

     Income before minority interests and income taxes for the third quarter of 1997 was $155,567,000, compared to $116,004,000 for the same period in 1996.
Minority interests decreased income before income taxes by $16,766,000 for the quarter ended September 30, 1997, compared to decreasing income before income taxes by $13,511,000 for the third quarter of 1996. The provision for income taxes for the third quarter of 1997 was $52,882,000, compared to $39,012,000 for the same period in 1996, resulting in effective tax rates of 38.1% and 38.1%, respectively. Net income for the third quarter of 1997 was $85,919,000, compared to $63,481,000 for the third quarter of 1996.

RESULTS OF OPERATIONS --NINE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues for the nine months ended September 30, 1997, were $2,163,018,000, an increase of $270,273,000, or 14.3%, over the nine months ended September 30, 1996. Same store revenues were $2,118,013,000, an increase of $225,268,000, or 11.9%, as compared to the same period in 1996. New store revenues were $45,005,000. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 37.4% and 2.3% of revenue for the first nine months of 1997, compared to 37.8% and 2.9% for the same period in 1996. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During the first nine months of 1997, same store outpatient visits, inpatient days, surgical cases and diagnostic cases increased 16.4%, 11.8%, 6.9% and 14.4%, respectively. Revenue per outpatient visit, inpatient day, surgical case and diagnostic case for same store operations increased (decreased) by 1.8%, (0.9)%, 0.3% and 3.7%, respectively.

     Operating expenses, at the operating unit level, were $1,354,082,000, or 62.6% of revenues, for the nine months ended September 30, 1997, as compared to $1,233,950,000, or 65.2% of revenues, for the first nine months of 1996. Same store operating expenses were $1,325,054,000, or 62.6% of comparable revenue.
New store operating expenses were $29,028,000, or 64.5% of comparable revenue. As a result of the Health Images acquisition, the Company recognized merger costs of $15,875,000 during the first quarter of 1997. Net income for the nine months ended September 30, 1997, was $231,818,000, compared to $165,147,000 for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company had working capital of $793,147,000, including cash and marketable securities of $193,047,000. Working capital at December 31, 1996, was $554,589,000, including cash and marketable securities of $153,831,000. For the first nine months of 1997, cash provided by operations was $269,704,000, compared to $273,566,000 for the same period in 1996. Additions to property, plant, and equipment and acquisitions accounted for $262,110,000 and $234,394,000, respectively, during the first nine months of 1997. Those same investing activities accounted for $132,629,000 and $87,142,000, respectively, in the same period in 1996. Financing activities provided $358,506,000 and $56,034,000 during the first nine months of 1997 and 1996, respectively. Net borrowing proceeds (borrowing less principal reductions) for the first nine months of 1997 and 1996 were $385,722,000 and $67,788,000, respectively.

     Accounts receivable were $659,415,000 at September 30, 1997, compared to $540,389,000 at December 31, 1996. The number of days of average quarterly revenues in ending receivables at September 30, 1997, was 79.4, compared to 76.8 days of average annual revenues in ending receivables at December 31, 1996. The concentration of net accounts receivable from patients, third-party payors, insurance companies and others at September 30, 1997, is consistent with the related concentration of revenues for the period then ended.

     At September 30, 1997, the Company had a $1,250,000,000 revolving line of credit with NationsBank, N.A. and other participating banks (the "1996 Credit Agreement"). Interest is paid based on LIBOR plus a predetermined margin, a base rate or competitively bid rates from the participating banks. This credit facility has a maturity date of March 31, 2001. The Company provided a negative pledge on all assets for the 1996 Credit Agreement. The effective interest rate on the average outstanding balance under the revolving line of credit was 5.96% for the nine months ended September 30, 1997, compared to the average prime rate of 8.42% during the same period. At September 30, 1997, the Company had drawn $1,235,000,000 under the 1996 Credit Agreement and $295,000,000 under the interim revolving credit facility described below.

     Effective October 29, 1997, the Company consummated the acquisition of Horizon/CMS Healthcare Corporation ("Horizon/CMS") in a stock-for-stock merger in which the stockholders of Horizon/CMS will receive 0.84338 of a share of the Company's common stock per share of Horizon/CMS common stock. The transaction is valued at approximately $1,650,000,000, including the assumption by the Company of approximately $700,000,000 in Horizon/CMS debt. The acquisition will be accounted for as a purchase.

     On November 3, 1997, the Company entered into a definitive agreement to sell certain non-strategic assets of Horizon/CMS to Integrated Health Services, Inc. ("IHS"). These assets include approximately 139 long-term care facilities, 12 specialty hospitals, 35 institutional pharmacy locations, and over 1,000 rehabilitation therapy contracts with long-term care facilities. The transaction is valued at approximately $1,250,000,000, including the payment by IHS of approximately $1,150,000,000 in cash and the assumption by IHS of approximately $100,000,000 in debt. The Company currently anticipates that the transaction with IHS will be consummated in late 1997 or early 1998. The Company expects to use the proceeds of such transaction to reduce indebtedness under the Senior Bridge Loan Facility described below.

     The Company intends to pursue the acquisition or development of additional healthcare operations, including comprehensive outpatient rehabilitation facilities, ambulatory surgery centers, inpatient rehabilitation facilities and companies engaged in the provision of outpatient surgery and rehabilitation-related services, and to expand certain of its existing facilities. While it is not possible to estimate precisely the amounts which will actually be expended in the foregoing areas, the Company anticipates that over the next twelve months, it will spend approximately $100,000,000 on maintenance and expansion of its existing facilities and approximately $300,000,000 on development of the Integrated Service Model, pursuant to which the Company plans to utilize its services in particular markets to provide an integrated continuum of coordinated care.

     Although the Company is continually considering and evaluating acquisitions and opportunities for future growth, the Company has not entered into any agreements with respect to material future acquisitions. In connection with the acquisition of Horizon/CMS, the Company obtained a commitment from NationsBank, N.A. and nine other banks for a $1,250,000,000 Senior Bridge Loan Facility on substantially the same terms as the 1996 Credit Agreement. In addition, NationsBank, N.A. has provided the Company with a $500,000,000 interim revolving credit facility for working capital purposes on substantially the same terms as the 1996 Credit Agreement, pending the closing of the Senior Bridge Loan Facility. The Senior Bridge Loan Facility was closed on October 22, 1997, and all amounts outstanding under the interim credit facility were repaid from proceeds under the Senior Bridge Loan Facility on October 30, 1997. The Company believes that existing cash, cash flow from operations, and borrowings under the revolving line of credit and the interim and bridge loan facilities will be sufficient to satisfy the Company's estimated cash requirements for the next twelve months, and for the reasonably foreseeable future.

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

          11. Computation of Income Per Share (unaudited)

          27. Financial Data Schedule

(b)  Reports on Form 8-K

          During the three months ended September 30, 1997, the Company filed a Current Report on Form 8-K on August 26, 1997, as amended on September 25, 1997, reporting under Item 5 the restatement of the Company's audited consolidated financial statements at December 31, 1995 and 1996 and for the years ended December 31, 1994, 1995 and 1996 and the resulting revisions to Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect the Company's acquisition of Health Images, Inc. in a transaction accounted for as a pooling of interests.

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


                                               HEALTHSOUTH CORPORATION
                                               -----------------------
                                                     (Registrant)


Date: November 14, 1997                            RICHARD M. SCRUSHY
                                               --------------------------
                                                   Richard M. Scrushy
                                               Chairman of the Board and
                                                Chief Executive Officer


Date: November 14, 1997                             MICHAEL D. MARTIN
                                           -------------------------------------
                                                    Michael D. Martin
                                                 Executive Vice President,
                                           Chief Financial Officer and Treasurer