Form 10-K
period 1997-12-31
HEALTHSOUTH CORP
filed 1998-03-31
CIK 785161

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997; OR

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(D) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 1-10315



                            HEALTHSOUTH CORPORATION
                       --------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                               63-0860407
---------------------------------------                ----------
     (State or Other Jurisdiction           (I.R.S. Employer Identification No.)
     of Incorporation or Organization)

          ONE HEALTHSOUTH PARKWAY
            BIRMINGHAM, ALABAMA                           35243
--------------------------------------------           ----------
     (Address of Principal Executive                   (Zip Code)
                 Offices)


Registrant's Telephone Number, Including Area Code:   (205) 967-7116

Securities Registered Pursuant to Section 12(b) of the Act:


                                                     Name of Each Exchange
          Title of Each Class                         on which Registered
---------------------------------------             ------------------------
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

                                    Yes [X]     No   [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 13, 1998:

           Common Stock, par value $.01 per share -- $11,890,990,000

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


             Class                          Outstanding at March 13, 1998
------------------------------------       ------------------------------
    COMMON STOCK, PAR VALUE
       $.01 PER SHARE                             398,285,974 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report on Form 10-K.
================================================================================

                                    PART I

ITEM 1. BUSINESS.

GENERAL

     HEALTHSOUTH Corporation ("HEALTHSOUTH" or the "Company") is the nation's largest provider of outpatient surgery and rehabilitative healthcare services. The Company provides these services through its national network of outpatient and inpatient rehabilitation facilities, outpatient surgery centers, diagnostic centers, occupational medicine centers, medical centers and other healthcare facilities. The Company believes that it provides patients, physicians and payors with high-quality healthcare services at significantly lower costs than traditional inpatient hospitals. Additionally, the Company's national network, reputation for quality and focus on outcomes has enabled it to secure contracts with national and regional managed care payors. At December 31, 1997, the Company had over 1,750 patient care locations in 50 states, the United Kingdom and Australia.

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

     In addition to its rehabilitation facilities, the Company operates the largest network of freestanding outpatient surgery centers in the United States. The Company's outpatient surgery centers provide the facilities and medical support staff necessary for physicians to perform non-emergency surgical procedures. While outpatient surgery is widely recognized as generally less expensive than surgery performed in a hospital, the Company believes that outpatient surgery performed at a freestanding outpatient surgery center is generally less expensive than hospital-based outpatient surgery. Over 80% of the Company's surgery center facilities are located in markets served by its rehabilitative service facilities, enabling the Company to pursue opportunities for cross-referrals.

     The Company is also among the largest operators of outpatient diagnostic centers and occupational medicine centers in the United States. Most of the Company's diagnostic centers and occupational medicine centers operate in markets where the Company also provides rehabilitative healthcare and outpatient surgery services. The Company believes that its ability to offer a comprehensive range of its services in a particular geographic market makes the Company more attractive to both patients and payors in such market.

     Over the last three years, the Company has completed several significant acquisitions in the rehabilitation business and has expanded into the surgery center, diagnostic and occupational medicine businesses. The Company believes that these acquisitions complement its historical operations and enhance its market position. The Company further believes that its expansion into the outpatient surgery, diagnostic and occupational medicine businesses provides it with platforms for future growth. The Company is continually evaluating potential acquisitions in the outpatient and rehabilitative healthcare services industry.

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

GROWTH THROUGH ACQUISITIONS

     Beginning in 1994, the Company has consummated a series of significant acquisitions. During 1995, the Company consummated pooling-of-interests mergers with Surgical Health Corporation ("SHC"; 36 outpatient surgery centers in 11 states) and Sutter Surgery Centers, Inc. ("SSCI"; 12 outpatient surgery centers in three states), as well as stock purchase acquisitions of the rehabilitation hospitals division of

NovaCare, Inc. ("NovaCare"; 11 inpatient rehabilitation facilities, 12 other healthcare facilities and two Certificates of Need in eight states) and Caremark Orthopedic Services Inc. ("Caremark"; 120 outpatient rehabilitation facilities in 13 states). During 1996, the Company acquired Surgical Care Affiliates, Inc. ("SCA"; 67 outpatient surgery centers in 24 states), Advantage Health
Corporation ("Advantage Health"; approximately 136 inpatient and outpatient rehabilitation facilities in 11 states), Professional Sports Care Management, Inc. ("PSCM"; 36 outpatient rehabilitation facilities in New York, New Jersey and Connecticut) and ReadiCare, Inc. ("ReadiCare"; 37 occupational medicine centers in California and Washington) in pooling-of-interests transactions. During 1997, the Company acquired Health Images, Inc. ("Health Images"; 55 diagnostic imaging centers in 13 states and the United Kingdom), ASC Network Corporation ("ASC"; 29 surgery centers in eight states), Horizon/CMS Healthcare Corporation ("Horizon/CMS"; 30 inpatient rehabilitation facilities and approximately 275 outpatient rehabilitation centers in 24 states) and National Imaging Affiliates, Inc. ("NIA"; eight diagnostic imaging centers in six states). On December 31, 1997, the Company sold the long-term care assets of Horizon/CMS, consisting of 139 long-term care facilities, 12 specialty hospitals, 35 institutional pharmacy locations and over 1,000 rehabilitation therapy contracts with long-term care facilities, to Integrated Health Services, Inc. ("IHS"). The NovaCare, Caremark, Advantage Health, PSCM and Horizon/CMS transactions have further enhanced the Company's position as the nation's largest provider of inpatient and outpatient rehabilitative services, while the SHC, SSCI, SCA and ASC transactions have made the Company the largest provider of outpatient surgery services in freestanding centers in the nation and the ReadiCare, Health Images and NIA transactions have broadened the Company's services in occupational medicine and diagnostic imaging. The Company believes that the geographic dispersion of the more than 1,750 locations now operated by the Company makes it more attractive to managed care networks, major insurance companies, regional and national employers and regional provider alliances and enhances the Company's ability to implement its Integrated Service Model in additional markets. See Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations".

INDUSTRY BACKGROUND

     In 1996, there were an estimated 3,500,000 inpatient hospital discharges in the United States involving impairments requiring rehabilitative healthcare services. "Rehabilitative healthcare services" refers to the range of skilled services provided to individuals in order to minimize physical and cognitive impairments, maximize functional ability and restore lost functional capacity. The focus of rehabilitative healthcare is to ameliorate physical and cognitive impairments resulting from illness or injury, and to restore or improve functional ability so that individuals can return to work and lead independent and fulfilling lives. Typically, rehabilitative healthcare services are provided by a variety of healthcare professionals including physiatrists, rehabilitation nurses, physical therapists, occupational therapists, speech- language pathologists, respiratory therapists, recreation therapists, social workers, psychologists, rehabilitation counselors and others. Over 80% of those receiving rehabilitative healthcare services return to their homes, work, schools or active retirement.

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

     The Company also believes that there is a growing trend toward the provision of other healthcare services on an outpatient basis, fueled by advances in technology, demands for cost-effective care and concerns for patient comfort and convenience. An industry study indicates that there has been a 75% increase in the number of treatments in all ambulatory settings from 1986 to 1996, with two-thirds of the total number of surgeries in the United States in 1996 being performed on an outpatient basis. The Company believes that these trends will continue to foster demand for the delivery of healthcare services on an outpatient basis.

PATIENT CARE SERVICES

     The Company began its operations in 1984 with a focus on providing comprehensive orthopaedic and musculoskeletal rehabilitation services on an outpatient basis. Over the succeeding 14 years, the Company has consistently sought and implemented opportunities to expand its services through acquisitions and de novo development activities that complement its historic focus on orthopaedic, sports medicine and occupational medicine services and that provide independent platforms for growth. The Company's acquisitions and internal growth have enabled it to become the largest provider of rehabilitative healthcare services, both inpatient and outpatient, in the United States, as well as the largest operator of freestanding outpatient surgery centers. In addition, the Company has added diagnostic imaging services, occupational medicine services and other outpatient services which provide natural enhancements to its rehabilitative healthcare locations and facilitate the implementation of its Integrated Service Model. The Company believes that these additional businesses also provide opportunities for growth in other areas not directly related to the rehabilitative business, and the Company intends to pursue further expansion in those businesses.

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

Outpatient Rehabilitation Services

     The Company operates the largest group of affiliated proprietary outpatient rehabilitation facilities in the United States. The Company's outpatient rehabilitation centers offer a comprehensive range of rehabilitative healthcare services, including physical therapy and occupational therapy, that are tailored to the individual patient's needs, focusing predominantly on orthopaedic injuries, sports injuries, work injuries, hand and upper extremity injuries, back injuries, and various neurological/neuromuscular conditions. As of December 31, 1997, the Company provided outpatient rehabilitative healthcare services through approximately 1,150 outpatient locations, including freestanding outpatient centers and their satellites, outpatient satellites of inpatient facilities and outpatient facilities managed under contract.

     Continuing emphasis on containing increases in healthcare costs, as evidenced by Medicare's prospective payment system, the growth in managed care and the various alternative healthcare reform proposals, has resulted in earlier discharge of patients from acute-care facilities. As a result, many hospital patients do not receive the intensity of services that may be necessary for them to achieve a full recovery from their diseases, disorders or traumatic conditions. The Company's outpatient rehabilitation services play a significant role in the continuum of care because they provide hospital-level services, in terms of intensity, quality and frequency, in a more cost-efficient setting.

     Patients treated at the Company's outpatient centers will undergo varying courses of therapy depending upon their individual needs. Some patients may only require a few hours of therapy per week for a few weeks, while others may spend up to five hours per day in therapy for six months or more, depending on the nature, severity and complexity of their injuries.

     In general, the Company initially establishes an outpatient center in a given market, either by acquiring an existing private therapy practice or through de novo development, and institutes its clinical protocols and programs in response to the community's general need for services. The Company will then establish satellite clinics that are dependent upon the main facility for management and adminis-
trative services. These satellite clinics generally provide a specific evaluative or specialty service/program, such as hand therapy or foot and ankle therapy, in response to specific market demands. The Company's outpatient rehabilitation facilities range in size from 1,200 square feet for specialty clinics to 20,000 square feet for large, full-service facilities. Currently, the typical outpatient facility configuration ranges in size from 2,000 to 5,000 square feet and costs less than $500,000 to build out and equip.

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

Inpatient Services

     INPATIENT REHABILITATION FACILITIES. At December 31, 1997, the Company operated 132 inpatient rehabilitation facilities with 7,682 beds in the United States, representing the largest group of affiliated proprietary inpatient rehabilitation facilities in the nation, as well as a 71-bed rehabilitation hospital in Australia. The Company's inpatient rehabilitation facilities provide high-quality comprehensive services to patients who require intensive institutional rehabilitation care.

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

     In certain markets the Company's rehabilitation hospitals may provide outpatient rehabilitation services as a complement to their inpatient services. Typically, this opportunity arises when patients complete their inpatient course of treatment but remain in need of additional therapy that can be accomplished on an outpatient basis. Depending upon the demand for outpatient services and physical space constraints, the rehabilitation hospital may establish the services either within its building or in a satellite location. In either case, the clinical protocols and programs developed for use in the freestanding outpatient centers will be utilized by these facilities.

     A number of the Company's rehabilitation hospitals, including its Nashville, Tennessee (Vanderbilt University), Memphis, Tennessee (Methodist Hospitals), Dothan, Alabama (Southeast Alabama Medical Center), Charleston, South Carolina (North Trident Regional Medical Center) and Columbia, Missouri (University of Missouri) hospital facilities, have been developed in conjunction with local tertiary-care facilities. This strategy of developing effective referral and service networks prior to opening results in improved operating efficiencies for the new facilities. The Company is utilizing this same concept in the rehabilitation hospital under development with the University of Virginia and has entered into or is pursuing similar affiliations with a number of its existing rehabilitation hospitals.

     MEDICAL CENTERS. At December 31, 1997, the Company operated four medical centers with 800 licensed beds in four distinct markets. These facilities provide general and specialty medical and surgical healthcare services, emphasizing orthopaedics, sports medicine and rehabilitation.

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

     INPATIENT FACILITY UTILIZATION. In measuring patient utilization of the Company's inpatient facilities, various factors must be considered. Due to market demand, demographics, start-up status, renovation, patient mix and other factors, the Company may not treat all licensed beds in a particular facility as available beds, which sometimes results in a material variance between licensed beds and beds actually available for utilization at any specific time. The Company is in a position to increase the number of available beds at such facilities as market conditions dictate. During the year ended December 31, 1997, the Company's inpatient facilities achieved an overall utilization, based on patient days and available beds, of 74.66%.

Surgery Centers

     The Company is currently the largest operator of outpatient surgery centers in the United States. At December 31, 1997, it operated 172 freestanding surgery centers, including five mobile lithotripsy units, in 35 states. Over 80% of these facilities are located in markets served by the Company's outpatient and rehabilitative service facilities, enabling the Company to pursue opportunities for cross-referrals between surgery and rehabilitative facilities as well as to centralize administrative functions. The Company's surgery centers provide the facilities and medical support staff necessary for physicians to perform non-emergency surgical procedures. Its typical surgery center is a freestanding facility with three to six fully equipped operating and procedure rooms and ancillary areas for reception, preparation, recovery and administration. Each of the Company's surgery centers is available for use only by licensed physicians, oral surgeons and podiatrists, and the centers do not perform surgery on an emergency basis.

     Outpatient surgery centers, unlike hospitals, have not historically provided overnight accommodations, food services or other ancillary services. Over the past several years, states have increasingly permitted the use of extended-stay recovery facilities by outpatient surgery centers. As a result, many outpatient surgery centers are adding extended recovery care capabilities where permitted. Most of the Company's surgery centers currently provide for extended recovery stays. The Company's ability to develop such recovery care facilities is dependent upon state regulatory environments in the particular states where its centers are located.

     The Company's outpatient surgery centers implement quality control procedures to evaluate the level of care provided the centers. Each center has a medical advisory committee of three to ten physicians which reviews the professional credentials of physicians applying for medical staff privileges at the center.

Diagnostic Centers

     At December 31, 1997, the Company operated 101 diagnostic centers in 21 states and the United Kingdom. These centers provide outpatient diagnostic imaging services, including magnetic resonance imaging ("MRI"), computerized tomography ("CT") services, X-ray services, ultrasound services, mammography services, nuclear medicine services and fluoroscopy. Not all services are provided at all sites; however, most of the Company's diagnostic centers are multi-modality centers.

     The Company's diagnostic centers provide outpatient  diagnostic  procedures
performed  by  experienced  radiological   technicians.   After  the  diagnostic
procedure is completed, the images are reviewed by radiologists who have contracted with the Company. Such radiologists prepare a report of the test and their findings, which are then delivered to the referring physician. The Company's diagnostic centers are open at such hours as are appropriate for the local medical community.

     Because many patients at the Company's rehabilitative healthcare and outpatient surgery facilities require diagnostic procedures of the type performed at the Company's diagnostic centers, the Company believes that its diagnostic operations are a natural complement to its other services and enhance its ability to market those services to patients and payors.

Occupational Medicine Services

     At December 31, 1997, the Company operated 93 occupational medicine centers in 22 states. These centers provide cost-effective, outpatient primary medical care and rehabilitation services to individuals for the treatment of work-related medical problems.

     The Company's occupational medicine centers market their services to large and small employers, workers' compensation and health insurers and managed care organizations. The services provided at the Company's occupational medicine centers include outpatient primary medical care for work-related injuries and illnesses, work-related physical examinations, physical therapy services and workers' compensation medical services, as well as other services primarily aimed at work-related injuries or illnesses. Medical services at the centers are provided by licensed physicians who are employed by or under contract with the Company or affiliated medical practices. These centers also employ nurses, therapists and other licensed professional staff as necessary for the services provided. The Company believes that occupational medicine primary care services are a strategic component of its business, and that the physicians in its occupational medicine centers can, in many cases, serve as "gatekeepers" providing access to the other services offered by the Company.

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

     The Company's larger-scale marketing activities are focused more broadly on efforts to generate patient referrals to multiple facilities and the creation of new business opportunities. Such activities include the development and maintenance of contractual relationships or national pricing agreements with large third-party payors, such as CIGNA, United Healthcare or other national insurance companies, with national HMO/PPO companies, such as Healthcare-COMPARE/AFFORDABLE, Hospital Network of America and Multiplan, with national case management companies, such as INTRACORP and Crawford & Co., and with national employers, such as Wal-Mart, Georgia-Pacific Corporation, Dillard Department Stores, Goodyear Tire & Rubber and Winn-Dixie. In addition, since many of the facilities acquired by the Company during the past three years had very limited contractual relationships with payors, managed care providers, employers and others, the Company is expanding its existing payor relationships to include these facilities.

     The Company carries out broader programs designed to further enhance its public image. Among these is the HEALTHSOUTH Sports Medicine Council, headed by Bo Jackson and involving other well-known professional and amateur athletes and sports medicine specialists, which is dedicated to developing educational programs focused on athletics for use in high schools. The Company has ongoing relationships with the Ladies Professional Golf Association, the Southeastern Conference, the U.S. Decathlon Team, USA Hockey, USA Wrestling, USA Volleyball and more than 125 universities and colleges and 1,000 high schools to provide sports medicine coverage of events and rehabilitative healthcare services for injured athletes. In addition, the Company has established relationships with or provided treatment services for athletes from some 40-50 professional sports teams, as well as providing sports medicine services for Olympic and amateur athletes. In 1996, the Company and the United States Olympic Committee established the Richard M. Scrushy/HEALTHSOUTH Sports Medicine and Sport Science Center at the USOC's Colorado Springs campus.

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

SOURCES OF REVENUES

     Private pay revenue sources represent the majority of the Company's revenues. The following table sets forth the percentages of the Company's revenues from various sources for the periods indicated:


                                            YEAR ENDED         YEAR ENDED

SOURCE                                  DECEMBER 31, 1996   DECEMBER 31, 1997
-------------------------------------- ------------------- ------------------
       Medicare ......................         37.8%               36.9%
       Commercial (1) ................         34.9                35.1
       Workers' Compensation .........         11.3                11.1
       All Other Payors (2) ..........         16.0                16.9
                                              -----               -----
                                              100.0%              100.0%


----------
(1) Includes commercial insurance, HMOs, PPOs and other managed care plans.

(2) Medicaid is included in this category, but is insignificant in amount.

     The above table does not reflect the SCA, Advantage Health, PSCM, ReadiCare or Health Images facilities for periods or portions thereof prior to the effective date of the acquisitions. Comparable information for those facilities is not available.

     See this Item "Business -- Regulation -- Medicare Participation and Reimbursement" for a description of certain of the reimbursement regulations applicable to the Company's facilities.

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

     The Company's diagnostic centers compete with local hospitals, other multi-center imaging companies, local independent diagnostic centers and imaging centers owned by local physician groups. The Company believes that the principal competitive factors in the diagnostic services are price, quality of service, ability to establish and maintain relationships with managed care payors and referring physicians, reputation of interpreting physicians, facility location and convenience of scheduling. Management believes that the Company's diagnostic facilities compete successfully within their respective markets, taking into account these factors.

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

     The Company potentially faces competition any time it initiates a Certificate of Need ("CON") project or seeks to acquire an existing facility or CON. See this Item, "Business -- Regulation". This competition may arise either from competing companies, national or regional, or from local hospitals which file competing applications or oppose the proposed CON project. The necessity for these approvals serves as a barrier to entry and has the potential to limit competition by creating a franchise to provide services to a given area. The Company has generally been successful in obtaining CONs or similar approvals when required, although there can be no assurance that it will achieve similar success in the future.

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

     Licensure and certification are separate, but related, regulatory activities. The former is usually a state or local requirement and the latter is a federal requirement. In almost all instances, licensure and certification will follow specific standards and requirements that are set forth in readily available public documents. Compliance with the requirements is monitored by annual on-site inspections by representatives of various government agencies. All of the Company's inpatient rehabilitation facilities and medical centers and substantially all of the Company's surgery centers are currently required to be licensed, but only the outpatient rehabilitation facilities located in Alabama, Arizona, Kentucky, Maryland, Massachusetts, New Hampshire, New Mexico and Rhode Island currently must satisfy such a licensing requirement.

Medicare Participation and Reimbursement

     In order to participate in the Medicare program and receive Medicare reimbursement, each facility must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, the type of facility, its equipment, its personnel and its standards of medical care, as well as compliance with all state and local laws and regulations. All of the Company's inpatient facilities, except for the St. Louis head injury center, participate in the Medicare program. Approximately 444 of the Company's outpatient rehabilitation facilities currently participate in, or are awaiting the assignment of a provider number to participate in, the Medicare program. All of the Company's surgery centers and diagnostic centers are certified (or awaiting certification) under the Medicare program. Its Medicare-certified facilities, inpatient and outpatient, undergo annual on-site Medicare certification surveys in order to maintain their certification status. Failure to comply with the program's conditions of participation may result in loss of program reimbursement or other governmental sanctions. All such facilities have been deemed to be in satisfactory compliance on all applicable surveys. The Company has developed its operational systems to assure compliance with the various standards and requirements of the Medicare program and has established ongoing quality assurance activities to monitor compliance. The Company believes that all of such facilities currently meet all applicable Medicare requirements.

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

     The PPS program has been beneficial for the rehabilitation segment of the healthcare industry because of the economic pressure on acute-care hospitals to discharge patients as soon as possible. The result has been increased demand for rehabilitation services for those patients discharged early from acute-care hospitals. Outpatient rehabilitation services and freestanding inpatient rehabilitation facilities are currently exempt from PPS, and inpatient rehabilitation units within acute-care hospitals are eligible to obtain an exemption from PPS upon satisfaction of certain federal criteria.

     Currently, 12 of the Company's outpatient centers are Medicare-certified Comprehensive Outpatient Rehabilitation Facilities ("CORFs") and 432 are Medicare-certified rehabilitation agencies. CORFs have been designated cost-reimbursed Medicare providers since 1982. Under the regulations, CORFs are reimbursed reasonable costs (subject to certain limits) for services provided to Medicare beneficiaries. Outpatient rehabilitation facilities certified by Medicare as rehabilitation agencies are reimbursed on the basis of the lower of reasonable costs for services provided to Medicare beneficiaries or charges for such services. Outpatient rehabilitation facilities which are physician-directed clinics, as well as outpatient surgery centers, are reimbursed by Medicare on a fee screen basis; that is, they receive a fixed fee, which is determined by the geographical area in which the facility is located, for each procedure performed. The Company's outpatient rehabilitation facilities submit monthly bills to their fiscal intermediaries for services provided to Medicare beneficiaries, and the Company files annual cost reports with the intermediaries for each such facility. Adjustments are then made if costs have exceeded payments from the fiscal intermediary or vice versa.

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

     As part of the Balanced Budget Act of 1997, Congress directed the United States Department of Health and Human Services to develop regulations that would subject inpatient rehabilitation hospital to a PPS. The prospective rates are to be phased in beginning October 1, 2000, and are to be fully implemented on October 1, 2002. The Act requires that the rates must equal 98% of the amount of payments that would have been made if the PPS had not been adopted. In addition, the Act requires the establishment of a PPS for hospital outpatient department services, effective for services furnished beginning in 1999. Since the drafting of the regulations covering these initiatives is in very early stages, the Company cannot predict at this time the effect that any such changes may have on its operations.

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

     In 1991, the Office of the Inspector General ("OIG") of the United States Department of Health and Human Services promulgated regulations describing compensation arrangements which are not viewed as illegal remuneration under the Fraud and Abuse Law (the "Safe Harbor Rules"). The Safe

Harbor Rules create certain standards ("Safe Harbors") for identified types of compensation arrangements which, if fully complied with, assure participants in the particular arrangement that the OIG will not treat such participation as a criminal offense under the Fraud and Abuse Law or as the basis for an exclusion from the Medicare and Medicaid programs or an imposition of civil sanctions. The OIG closely scrutinizes healthcare joint ventures involving physicians and other referral sources. In 1989, the OIG published a Fraud Alert that outlined questionable features of "suspect" joint ventures.

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

     The Company currently operates 22 of its rehabilitation hospitals and many of its outpatient rehabilitation facilities as limited partnerships or limited liability companies (collectively, "partnerships") with third-party investors. Seven of the rehabilitation hospital partnerships involve physician investors, 13 of the rehabilitation hospital partnerships involve other institutional healthcare providers and two of the rehabilitation hospital partnerships involve both institutional providers and other investors, some of whom are physicians. Seven of the outpatient partnerships currently have a total of 20 physician limited partners, some of whom refer patients to the partnerships. Those partnerships which are providers of services under the Medicare program, and their limited partners, are subject to the Fraud and Abuse Law. A number of the relationships established by the Company with physicians and other healthcare providers do not fit within any of the Safe Harbors. The Safe Harbor Rules do not expand the scope of activities that the Fraud and Abuse Law prohibits, nor do they provide that failure to fall within a Safe Harbor constitutes a violation of the Fraud and Abuse Law; however, the OIG has informally indicated that failure to fall within a Safe Harbor may subject an arrangement to increased scrutiny.

     Most of the Company's surgery centers are owned by partnerships, which include as partners physicians who perform surgical procedures at such centers. Subsequent to the promulgation of the Safe Harbor Rules in 1991, the Department of Health and Human Services issued for public comment additional proposed Safe Harbors, one of which specifically addresses surgeon ownership interests in ambulatory surgery centers (the "Proposed ASC Safe Harbor"). As proposed, the Proposed ASC Safe Harbor would protect payments to be made to surgeons as a return on investment interest in a surgery center if, among other conditions, all the investors are surgeons who are in a position to refer patients directly to the center and perform surgery on such referred patients. Since a subsidiary of the Company is an investor in each limited partnership which owns a surgery center, the Company's arrangements with physician investors do not fit within the Proposed ASC Safe Harbor as currently proposed. The Company is unable at this time to predict whether the Proposed ASC Safe Harbor will become final, and if so, whether the language and requirements will remain as currently proposed, or whether changes will be made prior to becoming final. There can be no assurance that the Company will ever meet the criteria under the Proposed ASC Safe Harbor as proposed or as it may be adopted in final form. The Company believes, however, that its arrangements with physicians with respect to its surgery center facilities should not fall within the activities prohibited by the Fraud and Abuse Law.

     Certain of the Company's diagnostic centers are owned or operated by partnerships which include radiologists as partners. While such ownership interests are not directly covered by the Safe Harbor Rules, the Company does not believe that such arrangements violate the Fraud and Abuse Law because radiologists are typically not in a position to make or induce referrals to diagnostic centers. In addition, the Company's mobile lithotripsy operations are conducted by partnerships in which urologists are limited partners. Because such urologists are in a position to, and do, perform lithotripsy procedures utilizing the Company's lithotripsy equipment, the Company believes that the same analysis underlying the Proposed ASC Safe Harbor should apply to ownership interests in lithotripsy equipment held by urologists. In addition, the Company believes that the nature of lithotripsy services (i.e., lithotripsy is only prescribed and utilized when a condition for which lithotripsy is the treatment of choice has been diagnosed) makes the risk of overutilization unlikely. There can be no assurance, however, that the Fraud and Abuse Law will not be interpreted in a manner contrary to the Company's beliefs with respect to diagnostic and lithotripsy services.

     While several federal court decisions have aggressively applied the restrictions of the Fraud and Abuse Law, they provide little guidance as to the application of the Fraud and Abuse Law to the Company's partnerships. The Company believes that it is in compliance with the current requirements of applicable federal and state law, but no assurances can be given that a federal or state agency charged with enforcement of the Fraud and Abuse Law and similar laws might not assert a contrary position or that new federal or state laws, or new interpretations of existing laws, might not adversely affect relationships established by the Company with physicians or other healthcare providers or result in the imposition of penalties on the Company or certain of its facilities. Even the assertion of a violation could have a material adverse effect upon the Company.

     The so-called "Stark II" provisions of the Omnibus Budget Reconciliation Act of 1993 amend the federal Medicare statute to prohibit the making by a physician of referrals for "designated health services" (including physical therapy, occupational therapy, radiology services or radiation therapy) to an entity in which the physician has an investment interest or other financial relationship, subject to certain exceptions. Such prohibition took effect on January 1, 1995 and applies to all of the Company's partnerships with physician partners. On January 9, 1998, the Department of Health and Human Services published proposed regulations (the "Proposed Stark Regulations") under the Stark II statute and solicited comments thereon. In addition, a number of states have passed or are considering statutes which prohibit or limit physician referrals of patients to facilities in which they have an investment interest. In response to these regulatory activities, the Company has restructured most of its partnerships which involve physician investors to the extent required by applicable law, in order to eliminate physician ownership interests not permitted by applicable law. The Company intends to take such actions as may be required to cause the remaining partnerships to be in compliance with applicable laws and regulations, including, if necessary, the prohibition of physician partners from referring patients. The Company believes that this restructuring has not adversely affected and will not adversely affect the operations of its facilities.

     Ambulatory surgery is not identified as a "designated health service" under Stark II, and the Company does not believe the statute is intended to cover ambulatory surgery services. The Proposed Stark Regulations would expressly clarify that the provision of designated health services in an ambulatory surgery center would be excepted from the referral prohibition of Stark II if payment for such designated health services is included in the ambulatory surgery center payment rate.

     Lithotripsy facilities operated by the Company frequently operate on hospital campuses, and it is possible to conclude that such services are "inpatient and outpatient hospital services" -- a category of designated health services under Stark II. The legislative history of the Stark II statute indicates that the statute was not intended to cover the provision of lithotripsy services by physician-owned lithotripsy providers under contract with a hospital. In the commentary to the Proposed Stark Regulations, the Department of Health and Human Services specifically solicited comments as to whether lithotripsy services should be excluded from the definition of "inpatient and outpatient hospital services". In the event that lithotripsy services are not so excluded, the Company believes that the operations of its lithotripsy partnerships either comply with, or can be restructured to comply with, certain other exceptions to the Stark II referral prohibitions, and the Company intends to take such steps as may be required to cause those partnerships to be in compliance with Stark II if the final regulations so require. In addition, physicians frequently perform endoscopic procedures in the procedure rooms of the Company's surgery centers, and it is possible to construe such services to be "designated health services". While the Company does not believe that Stark II was intended to apply to such services, if that were determined to be the case, the Company intends to take steps necessary to cause the operations of its facilities to comply with the law.

The Health Insurance Portability and Accountability Act of 1996

     In an effort to combat healthcare fraud, Congress included several anti-fraud measures in the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA, among other things, amends existing crimes and criminal penalties for Medicare fraud and enacts new federal healthcare fraud crimes. HIPAA also expands the Fraud and Abuse Law to apply to all federal healthcare programs, defined to include any plan or program that provides health benefits through insurance that is funded by the federal government. Under HIPAA, the Secretary of the Department of Health and Human Services (the "Secretary") may exclude from the Medicare program any individual who has a direct or indirect ownership or control interest in a healthcare entity that has been convicted of a healthcare fraud crime or that has been excluded from the Medicare conviction or exclusion of the entity. HIPAA directs the Secretary to establish a program to collect information on healthcare fraud and abuse to encourage individuals to report information concerning fraud and abuse against the Medicare program and provides for payment of a portion of amounts collected to such individuals. HIPAA mandates the establishment of a Fraud and Abuse Program, among other programs, to control fraud and abuse with respect to health plans and to conduct investigations, audits, evaluations, and inspections relating to the delivery of and payment for healthcare in the United States.

     HIPAA   prohibits  any  person  or  entity  from  knowingly  and  willfully committing a federal healthcare offense relating to a healthcare benefit program. Under HIPAA, a "health care benefit program" broadly includes any private plan or contract affecting interstate commerce under which any medical benefit, item, or service is provided to any individual. Among the "federal health care offenses" prohibited by HIPAA are healthcare fraud and making false statements relative to healthcare matters. Any person or entity that knowingly and willfully defrauds or attempts to defraud a healthcare benefit program or obtains by means of false or fraudulent pretenses, representations or promises, any of the money or property of any healthcare benefit program in connection with the delivery of healthcare services is subject to a fine and/or imprisonment. In addition, HIPAA provides that any person or entity that knowingly and willfully falsifies or conceals or covers up a material fact or makes any materially false or fraudulent statements in connection with the delivery of or payment of healthcare services by a healthcare benefit plan is subject to a fine and/or imprisonment.

     HIPAA further expands the list of acts which are subject to civil monetary penalties under federal law and increases the amount of civil penalties which may be imposed. HIPAA provides for civil fines for individuals who retain an ownership or control interest in a Medicare or Medicaid participating entity after such individuals have been excluded from participating in the Medicare or Medicaid program. HIPAA further provides for civil fines for individuals who offer inducements to Medicare or Medicaid eligible patients if the individuals know or should know that their offers will influence the patients to order or receive items or services from a particular provider, practitioner or supplier.

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

INSURANCE

     Beginning December 1, 1993, the Company became self-insured for professional liability and comprehensive general liability. The Company purchased coverage for all claims incurred prior to December 1, 1993. In addition, the Company purchased underlying insurance which would cover all claims once established limits have been exceeded. It is the opinion of management that as of December 31, 1997, the Company had adequate reserves to cover losses on asserted and unasserted claims.

     In connection with the Horizon/CMS acquisition, the Company assumed Horizon/CMS's open professional and general liability claims. The Company has entered into an agreement with an insurance carrier to assume responsibility for the majority of open claims. Under this agreement, a "risk transfer" is being conducted which will convert Horizon/CMS's self-insured claims to insured liabilities consistent with the terms of the underlying insurance policy.

EMPLOYEES

     As of December 31, 1997, the Company employed 56,281 persons, of whom 36,873 were full-time employees and 19,408 were part-time employees. Of the above employees, 1,070 were employed at the Company's headquarters in Birmingham, Alabama. Except for approximately 80 employees at one rehabilitation hospital (about 18% of that facility's workforce), none of the Company's employees are represented by a labor union. The Company is not aware of any current activities to organize its employees at other facilities. Management of the Company considers the relationship between the Company and its employees to be good.

ITEM 2. PROPERTIES.

     The Company's executive offices currently occupy approximately 200,000 square feet in a newly-constructed headquarters building in Birmingham, Alabama. The headquarters building, which was occupied by the Company in February 1997, was constructed on a 73-acre parcel of land owned by the Company pursuant to a tax retention operating lease structured through NationsBanc Leasing Corporation. Substantially all of the Company's outpatient rehabilitation and occupational medicine operations are carried out in leased facilities. The Company owns 37 of its inpatient rehabilitation facilities and leases or operates under management contracts the remainder of its inpatient rehabilitation facilities. The Company also owns 48 of its surgery centers and 45 of its diagnostic centers and leases the remainder. The Company constructed its rehabilitation hospitals in Florence and Columbia, South Carolina, Kingsport and Nashville, Tennessee, Concord, New Hampshire, Dothan, Alabama, and Columbia, Missouri and is constructing its Charlottesville, Virginia rehabilitation hospital, on property leased under long-term ground leases. The property on which the Company's Memphis, Tennessee rehabilitation hospital is located is owned in partnership by the Company and Methodist Hospitals of Memphis. The Company owns its four medical center facilities. The Company currently owns, and from time to time may acquire, certain other improved and unimproved real properties in connection with its business. See Notes 5 and 7 of "Notes to Consolidated Financial Statements" for information with respect to the properties owned by the Company and certain indebtedness related thereto.

     In management's opinion, the Company's physical properties are adequate for the Company's needs for the foreseeable future, and are consistent with its expansion plans described elsewhere in this Annual Report on Form 10-K.

     The following table sets forth a listing of the Company's patient care services locations at December 31, 1997:


                                  OUTPATIENT            INPATIENT
                                REHABILITATION        REHABILITATION          MEDICAL       SURGERY   DIAGNOSTIC    OTHER
STATE                             FACILITIES        FACILITIES(BEDS)(2)   CENTERS(BEDS)(2)   CENTERS     CENTERS    SERVICES
--------------------------- --------------------- --------------------- ------------------ --------- ------------ ---------
Alabama ...................           26                     7 (336)       1 (219)              5          6          11
Alaska ....................            7                                                        1          1           4
Arizona ...................           24                     4 (243)                            2          1           6
Arkansas ..................            8                     5 (278)                            2                      5
California ................           57                     1 (60)                            35          1          31
Colorado ..................           45                     1 (64)                             5          7           1
Connecticut ...............           34                     1 (30)                             5                      3
Delaware ..................            5                                                        1
District of Columbia ......            1                                                                   1
Florida ...................           80                    12 (735)       1 (285)             18          7          27
Georgia ...................           30                     1 (50)                             3         10           4
Hawaii ....................           13                                                        1
Idaho .....................            5                                                        1
Illinois ..................           49                                                        5          3           1
Indiana ...................           18                     4 (260)                            5                      3
Iowa ......................            3                                                                               1
Kansas ....................            6                     4 (231)                                                   1
Kentucky ..................            5                     2 (80)                             3
Louisiana .................            4                     6 (367)                            1          2           2
Maine .....................            7                     4 (155)                                                   4
Maryland ..................           27                     2 (66)                             7          8           1
Massachusetts .............           27                    14 (806)                            1          2          12
Michigan ..................           23                     1 (30)                             1                      1
Minnesota .................           14
Mississippi ...............            7
Missouri ..................           48                     2 (86)                            10                      9
Montana ...................            3
Nebraska ..................            2
Nevada ....................           21                     2 (126)                            1                      2
New Hampshire .............           10                     3 (99)
New Jersey ................           71                     1 (155)                            1          2           1
New Mexico ................            6                     1 (61)                             1                      1
New York ..................           47                     1 (27)                             1          1
North Carolina ............           17                                                        3          1
North Dakota ..............            2
Ohio ......................           38                     1 (30)                             7                      4
Oklahoma ..................           17                     3 (183)                                       1           1
Oregon ....................           29                                                        1
Pennsylvania ..............           52                    14 (1,085)                          8          6           4
Rhode Island ..............            3
South Carolina ............            9                     4 (235)                            2          6           2
South Dakota ..............            2
Tennessee .................           34                     6 (362)                            6          5
Texas .....................          103                    19 (1,116)     1 (96)              21         20          41
Utah ......................            1                     1 (86)                             1                      1
Vermont ...................            1
Virginia ..................           21                     1 (40)        1 (200)                         3           9
Washington ................           85                                                        2          1          17
West Virginia .............            2                     4 (200)                            1
Wisconsin .................            3                                                        4
Wyoming ...................            2

----------
(1) Includes freestanding outpatient centers and their satellites, outpatient satellites of inpatient rehabilitation facilities and outpatient facilities managed under contract.

(2) "Beds" refers to the number of beds for which a license or certificate of need has been granted, which may vary materially from beds available for use.

     In addition, at December 31, 1997, the Company operated six diagnostic centers in the United Kingdom and one rehabilitation hospital in Australia.

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

CERTAIN HORIZON/CMS LITIGATION

     On October 29, 1997, HEALTHSOUTH acquired Horizon/CMS through the merger of a wholly owned subsidiary of HEALTHSOUTH with and into Horizon/CMS. Horizon/CMS is currently a party, or is subject, to certain material litigation matters and disputes, which are described below, as well as various other litigation matters and disputes arising in the ordinary course of its business. The Company is not itself a party to the litigation described below.

SEC and NYSE Investigations

     The Division of Enforcement of the SEC is conducting a private investigation with respect to trading in the securities of Horizon/CMS and Continental Medical Systems, Inc. ("CMS"), which was acquired by Horizon/CMS in June 1995. In connection with that investigation, Horizon/CMS produced certain documents, and Neal M. Elliott, then Chairman of the Board, President and Chief Executive Officer of Horizon/CMS, and certain other former officers of Horizon/CMS have given testimony to the SEC. Horizon/CMS has also been informed that certain of its division office employees and an individual, affiliates of whom had limited business relationships with Horizon/CMS, have responded to subpoenas from the SEC. Mr. Elliott also produced certain documents in response to a subpoena from the SEC. In addition, Horizon/CMS and Mr. Elliott have responded to separate subpoenas from the SEC pertaining to trading in Horizon/CMS's common stock and various material press releases issued in 1996 by Horizon/CMS; Horizon/CMS's February 18, 1997 announcement that the Company would acquire Horizon/CMS; and any discussions of proposed business combinations between Horizon/CMS and Medical Innovations and Horizon/CMS and certain other companies. The investigation is, to the knowledge of the Company and Horizon/CMS, ongoing, and neither Horizon/CMS nor the Company possesses all the facts with respect to the matters under investigation. Although neither
Horizon/CMS nor the Company has been advised by the SEC that the SEC has concluded that any of Horizon/CMS, Mr. Elliott or any other current or former officer of director of Horizon/CMS has been involved in any violation of the federal securities laws, there can be no assurance as to the outcome of the investigation or the time of its conclusion. Both Horizon/CMS and the Company have, to the extent requested to date, cooperated fully with the SEC in connection with the investigation.

     In March 1995, the New York Stock Exchange informed Horizon/CMS that it had initiated a review of trading in Hillhaven Corporation common stock prior to the announcement of Horizon/CMS's proposed acquisition of Hillhaven. In April 1995, the NYSE extended the review of trading to include all dealings with CMS. On April 3, 1996, the NYSE notified Horizon/CMS that it had initiated a review of trading in its common stock preceding Horizon/CMS's March 1, 1996 press release announcing a revision in Horizon/CMS's third quarter earnings estimate. On February 20, 1997, the NYSE notified Horizon/CMS that it was reviewing trading in Horizon/CMS's securities prior to the February 18, 1997 announcement that the Company would acquire Horizon/CMS. Horizon/CMS has cooperated with the NYSE in its reviews and, to Horizon/CMS's knowledge, the reviews are ongoing.

     In February 1997, the Company received a subpoena from the SEC with respect to its investigation concerning trading in Horizon/CMS common stock prior to the February 18, 1997 announcement that the Company would acquire Horizon/CMS and a request for information from the NYSE in connection with its review of such trading. The Company responded to such subpoena and request for information and advised both the SEC and the NYSE that it intended to cooperate fully in any investigations or reviews relating to such trading. The Company provided certain additional information to the SEC in April 1997. Since that time, the Company has had no further inquiries from either the SEC or the NYSE with respect to such matters, and is unaware of the current status of such investigations or reviews.

Michigan Attorney General Investigation Into Long-Term Care Facility In
Michigan

     Horizon/CMS learned in September 1996 that the Attorney General of the State of Michigan was investigating one of its skilled nursing facilities. The facility, in Howell, Michigan, was owned and operated by Horizon/CMS from February 1994 until December 31, 1997. As widely reported in the press, the Attorney General seized a number of patient, financial and accounting records that were located at this facility. By order of a circuit judge in the county in which the facility is located, the Attorney General was ordered to return patient records to the facility for copying. Horizon/CMS advised the Michigan Attorney General that it was willing to cooperate fully in the investigation. The facility in question was sold by Horizon/CMS to IHS on December 31, 1997.

     On February 19, 1998, the State of Michigan filed a criminal complaint against Horizon/CMS, four former employees of the facility and one former Horizon/CMS regional manager, alleging various violations in 1995 and 1996 of certain statutes relating to patient care, patient medical records and the making of false statements with respect to the condition or operations of the facility (State of Michigan v. Horizon/CMS Healthcare Corp., et al., Case No. 98-630-FY, State of Michigan District Court 54B). The maximum fines chargeable against Horizon/CMS under the counts alleged in the complaint (exclusive of charges against the individual defendants, some of which charges may result in indemnification obligations for Horizon/CMS) aggregate $69,000. Horizon/CMS denies the allegations made in the complaint and expects to vigorously defend against the charges. Because such charges have just been filed, it is not possible to predict at this time the outcome or effect of this litigation or the length of time it will take to resolve this litigation.

Stockholder Derivative Actions

     Commencing in April and continuing into May 1996, Horizon/CMS was served with nine complaints alleging a class action derivative action brought by stockholders of Horizon/CMS for and on behalf of Horizon/CMS in the Court of Chancery of New Castle County, Delaware, against certain then-current and former directors of Horizon/CMS. The nine lawsuits have been consolidated into one action styled In re Horizon/CMS Healthcare Corporation Shareholders Litigation. The plaintiffs alleged, among other things, that Horizon/CMS's then-current and former directors breached their fiduciary duties to Horizon/CMS and the stockholders as a result of (i) the purported failure to supervise adequately and the purported knowing mismanagement of the operations of Horizon/CMS, and
(ii) the purported misuse of inside information in connection with the sale of Horizon/CMS's Common Stock by certain of the current and former directors in January and February 1996. To that end, the plaintiffs sought an accounting from the directors for profits to themselves and damages suffered by Horizon/CMS as a result of the transaction complained of in the complaint and attorneys' fees and costs. On June 21, 1996, the individual defendants filed a motion with the Chancery Court seeking to dismiss this matter because, among other things, the plaintiffs failed to make a demand on the board of directors prior to commencing this litigation.

     In April 1996, Horizon/CMS was served with complaint in a stockholder's derivative lawsuit styled Lind v. Rocco A. Ortenzio, Neal M. Elliott, Klemett L. Belt, Jr., Robert A. Ortenzio, Russell L. Carson, Bryan C. Cressey, Charles H. Gonzales, Michael A. Jeffries, Gerard M. Martin, Frank M. McCord, Raymond N.
Noveck, Barry M. Portnoy, LeRoy S. Zimmerman and Horizon/CMS Healthcare Corporation, No. CIV 96-0538-BB, pending in the United States District Court for the District of New Mexico.

The claims alleged by the plaintiff, and the relief sought, were substantially identical to those in the Delaware litigation. Horizon/CMS filed a motion seeking a stay of this case pending the outcome of the motion to dismiss in the Delaware derivative lawsuits or, in the alternative, to dismiss this case for those same reasons.

     On February 24, 1998, the plaintiffs in the consolidated Delaware case voluntarily dismissed their action without prejudice. Horizon/CMS expects that the plaintiff in the New Mexico case will likewise dismiss his action. If that does not occur, Horizon/CMS will renew and vigorously prosecute its motion to dismiss the New Mexico action. If such dismissal does not occur, the Company cannot currently predict the outcome or the effect of the New Mexico litigation or the length of time it will take to resolve such litigation.

Lawsuit by Former Shareholders of Communi-Care, Inc. and Pro Rehab, Inc.

     On May 28, 1997, CMS was served with a lawsuit styled Kenneth Hubbard and Lynn Hubbard v. Rocco Ortenzio, Robert A. Ortenzio and Continental Medical Systems, Inc., No. 3:97 CV294MCK, filed in the United States District Court for the Western District of North Carolina, Charlotte Division, by the former shareholders of Communi-Care, Inc. and Pro Rehab, Inc. seeking damages arising out of certain "earnout" provisions of the definitive purchase agreements under which CMS purchased the outstanding stock of Communi-Care, Inc. and Pro Rehab, Inc. from such shareholders. The plaintiffs allege that the manner in which CMS and the other defendants operated the companies after their acquisition breached its fiduciary duties to the plaintiffs, constituted fraud, gross negligence and bad faith and a breach of their employment agreements with the companies. As a result of such alleged conduct, the plaintiffs assert that they are entitled to damages in an amount in excess of $27,000,000 from CMS and the other defendants. Horizon/CMS believes, based upon its evaluation of the legal and factual matters relating to the plaintiffs' assertions, that it has valid defenses to the plaintiffs' claims and, as a result, intends to vigorously contest such claims. Because this litigation remains at an early stage, the Company cannot now predict the outcome or effect of such litigation or the length of time it will take to resolve such litigation.

RehabOne Litigation

     In March 1997, Horizon/CMS was served with a lawsuit filed in the United States District Court for the Middle District of Pennsylvania, styled RehabOne, Inc. v. Horizon/CMS Healthcare Corporation, Continental Medical Systems, Inc. David Nation and Robert Ortenzio, No. CV-97-0292. In this lawsuit the plaintiff alleges violations of federal and state securities laws, fraud and negligent misrepresentation by Horizon/CMS and certain former officers of CMS in connection with the issuance of a warrant to purchase 500,000 shares of Horizon/CMS Common Stock (the "Warrant"). The Warrant was issued to the plaintiff in connection with the settlement of certain prior litigation between the plaintiff and CMS. The plaintiff's complaint does not state the amount of damages sought. Horizon/CMS disputes the factual and legal assertions of the plaintiff in this litigation and intends to vigorously contest the plaintiff's claims. Because this litigation is at an early stage, the Company cannot predict the length of time it will take to resolve the litigation or the outcome or effect of the litigation.

EEOC Litigation

     In March 1997, the Equal Employment Opportunity Commission (the "EEOC") filed a complaint against Horizon/CMS alleging that Horizon/CMS had engaged in unlawful employment practices in respect of Horizon/CMS's employment policies related to pregnancies. Specifically, the EEOC asserts that Horizon/CMS's alleged refusal to provide pregnant employees with light-duty assignments to accommodate their temporary disabilities caused by pregnancy violates Sections 701(k) and 703(a) of Title VII, 42 U.S.C. (section)(section) 2000e-(k) and 2000e-2(a). In this lawsuit, the EEOC seeks, among other things, to permanently enjoin Horizon/CMS's employment practices in this regard. Horizon/CMS disputes the factual and legal assertions of the EEOC in this litigation and intends to vigorously contest the EEOC's claims. Because this litigation has just commenced, the Company cannot predict the length of time it will take to resolve the litigation or the outcome of the litigation.

North Louisiana Rehabilitation Hospital Medicare Billing Investigation

     In August 1996, the United States Attorney for the Western District of Louisiana, without actually initiating litigation, apprised Horizon/CMS of alleged civil liability under the federal False Claims Act for what the government believes were false or fraudulent Medicare and other federal program claims submitted by Horizon/CMS's North Louisiana Rehabilitation Hospital ("NLRH") during the period from 1989 through 1992, including certain claims submitted by a physician who was a member of the medical staff and under contract to NLRH during the period. Specifically, the government alleges that NLRH facilitated the submission of false claims under Part B of the Medicare program by the physician and that NLRH itself submitted false claims under Part A of the Medicare program for services that were not medically necessary. In August 1996, the U.S. Attorney identified allegedly improper Part A and Part B billings, together with penalty provisions under the False Claims Act, ranging in the aggregate from approximately $1,700,000 to $2,200,000. The government does not dispute that the Medicare Part A services were rendered, but only whether they were medically necessary. Horizon/CMS has vigorously contested the allegation that any cases of disputed medical necessity in this matter constitute false or fraudulent claims under the civil False Claims Act. Moreover, Horizon/CMS denies that NLRH facilitated the submission of false claims under Medicare Part B.

     In late April 1997, Horizon/CMS received administrative subpoenas relating to the matter and has since then produced extensive materials with respect thereto. Without conceding liability for either the Medicare Part A or Part B claims, in May 1997, Horizon commenced preliminary settlement discussions with the government. In preparation for settlement meetings held in late June and mid-July 1997, Horizon/CMS and the government developed and then refined their respective analyses of any losses the government may have incurred in this regard. Following the July 1997 meetings, the government proposed to Horizon/CMS that the matter be settled by Horizon/CMS's paying the government $4,900,000 with respect to alleged Medicare Part A overpayments and that Horizon/CMS and certain individual physicians pay the government $820,000 with respect to Medicare Part B claims for physician services. In late July, Horizon/CMS responded by offering to settle the matter for $3,700,000 for alleged Medicare Part A overpayments and $445,000 for alleged Medicare Part B claims for which Horizon/CMS potentially could bear any responsibility. The government recently advised Horizon/CMS that it has accepted the latter's settlement offer in this regard, and the parties are currently in the process of negotiating and implementing definitive settlement documentation.

Heritage Western Hills Litigation

     Since July 1996,  Horizon/CMS has been a defendant in a lawsuit styled Lexa
A. Auld, Administratrix of Martha Hary, Deceased v. Horizon/CMS Healthcare Corporation and Charles T. Maxvill, D.O., No. 48-165121, 48th Judicial District Court, Tarrant County, Texas. The case involved injuries allegedly suffered by a resident of the Heritage Western Hills nursing facility in Fort Worth, Texas. Horizon/CMS tendered the claim to its insurance carrier, which accepted coverage with a reservation of rights and provided a defense through the carrier's selected counsel in Dallas, Texas. The case went to trial on October 29, 1997, and on November 7, 1997, the jury rendered a verdict in favor of the plaintiff in the amount of $2,370,000 in compensatory damages and $90,000,000 in punitive damages. Counsel has advised Horizon/CMS that, under applicable Texas law, the punitive damages award is, at worst, limited to four times the amount of the compensatory damages (the "Punitive Damages Cap"), and thus that the maximum amount of an enforceable judgment in favor of the plaintiff is approximately $12,000,000. Counsel has also advised Horizon/CMS that there are, potentially, other and further caps on both the amount of compensatory damages available to the plaintiff and the amount of punitive damages. Horizon/CMS filed the required motions with the court to impose the Punitive Damages Cap. On February 20, 1998, the court reduced the jury's verdict and entered a judgment in the amount of approximately $11,237,000. Horizon/CMS also vigorously disputes the efficacy of the jury's verdict and has appealed the judgment.

     Horizon/CMS's insurance carrier continues to defend the matter subject to a reservation of rights. Horizon/CMS based upon an evaluation by its then-current internal counsel, after reviewing the findings contained in the jury verdict, the insurance policy at issue and the carrier's handling of the case, believes that the entirety of any judgment ultimately entered is covered by and payable from such insurance policy, less Horizon/CMS's self-insured retention of $250,000. On November 19, 1997, the insurance carrier sent Horizon/CMS a letter indicating its belief that certain policy exclusions might apply and requesting additional information which might affect its coverage determination.
Horizon/CMS has retained separate counsel to analyze the coverage issues and advise Horizon/CMS on its position, and Horizon/CMS expects to continue to negotiate any coverage issues with its carrier. Settlement negotiations by Horizon/CMS's insurance carrier, in conjunction with the Company's retained counsel, continue with the plaintiff. It is not possible at this time to predict the outcome of any post-trial motions or appeals, the resolution of any coverage issues, the outcome of any settlement negotiations or the ultimate amount of any liability which will be borne by Horizon/CMS.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

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


                                          REPORTED
                                         SALE PRICE
                                  -------------------------
                                      HIGH          LOW
                                  -----------   -----------

       1996
       First Quarter ..........    $  19.07      $  13.50
       Second Quarter .........       19.32         16.16
       Third Quarter ..........       19.32         14.25
       Fourth Quarter .........       19.88         17.57
       1997

       First Quarter ..........    $  22.38      $  17.94
       Second Quarter .........       27.12         17.75
       Third Quarter ..........       28.94         23.12
       Fourth Quarter .........       28.31         22.00



----------

 The closing price for the Common Stock on the New York Stock Exchange on March 27, 1998, was $27.875.



     There were approximately 5,977 holders of record of the Common Stock as of March 13, 1998, excluding those shares held by depository companies for certain beneficial owners.

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

RECENT SALES OF UNREGISTERED SECURITIES

     On October 23, 1997, the Company issued an aggregate of 984,189 shares of its Common Stock in connection with its acquisition of National Imaging Affiliates, Inc. ("NIA"). The shares were issued to 100 persons and entities who were, immediately prior to such acquisition, stockholders of NIA and were issued pursuant to the exemptions provided in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The Company believes that such exemptions are available because (a) the transaction did not involve a public offering, (b) no more than 35 of the former NIA stockholders were not "accredited investors", as such term is defined in Regulation D, and (c) the Company otherwise complied with the requirements of Rule 506. All such shares were registered for resale pursuant to a Registration Statement on Form S-3 declared effective by the SEC on December 5, 1997.

ITEM 6. SELECTED FINANCIAL DATA.

     Set forth below is a summary of selected consolidated financial data for the Company for the years indicated. All amounts have been restated to reflect the effects of the 1994 acquisition of ReLife, Inc. ("ReLife"), the 1995 SHC and SSCI acquisitions, the 1996 SCA and Advantage Health acquisitions, and the 1997 Health Images acquisition, each of which was accounted for as a pooling of interests.



                                                                              YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------------------------------------
                                                          1993           1994           1995           1996           1997
                                                     -------------  -------------  -------------  -------------  -------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

INCOME STATEMENT DATA:

 Revenues .........................................   $1,055,295     $1,726,321     $2,118,681     $2,568,155     $3,017,269
 Operating unit expenses ..........................      715,189      1,207,707      1,441,059      1,667,248      1,888,435
 Corporate general and administrative expenses.....       43,378         67,798         65,424         79,354         82,757
 Provision for doubtful accounts ..................       22,677         35,740         42,305         58,637         71,468
 Depreciation and amortization ....................       75,425        126,148        160,901        207,132        250,010
 Merger and acquisition related expenses (1) ......          333          6,520         19,553         41,515         15,875
 Loss on impairment of assets (2) .................           --         10,500         53,549         37,390             --
 Loss on abandonment of computer project ..........           --          4,500             --             --             --
 Loss on disposal of surgery centers ..............           --         13,197             --             --             --
 NME Selected Hospitals Acquisition
 related expense ..................................       49,742             --             --             --             --
 Interest expense .................................       25,884         74,895        105,517         98,751        111,504
 Interest income ..................................       (6,179)        (6,658)        (8,009)        (6,034)        (4,414)
 Gain on sale of partnership interest .............       (1,400)            --             --             --             --
 Gain on sale of MCA Stock ........................           --         (7,727)            --             --             --
                                                      ----------     ----------     ----------     ----------     ----------
                                                         925,049      1,532,620      1,880,299      2,183,993      2,415,635
                                                      ----------     ----------     ----------     ----------     ----------
Income from continuing operations before
  income taxes, minority interests and
  extraordinary item ..............................      130,246        193,701        238,382        384,162        601,634
 Provision for income taxes .......................       40,450         68,560         86,161        143,929        206,153
                                                      ----------     ----------     ----------     ----------     ----------
                                                          89,796        125,141        152,221        240,233        395,481
 Minority interests ...............................       29,549         31,665         43,753         50,369         64,873
                                                      ----------     ----------     ----------     ----------     ----------
 Income from continuing operations before
  extraordinary item ..............................       60,247         93,476        108,468        189,864        330,608
 Income from discontinued operations ..............        3,986         (6,528)        (1,162)            --             --
 Extraordinary item (2) ...........................           --             --         (9,056)            --             --
                                                      ----------     ----------     ----------     ----------     ----------
  Net income ......................................   $   64,233     $   86,948     $   98,250     $  189,864     $  330,608
                                                      ==========     ==========     ==========     ==========     ==========
 Weighted average common shares outstanding
  (3)(6) ..........................................      265,502        273,480        289,594        321,367        346,872
                                                      ==========     ==========     ==========     ==========     ==========
 Net income per common share: (3)(6)
  Continuing operations ...........................   $     0.23     $     0.34     $     0.37     $     0.59     $     0.95
  Discontinued operations .........................         0.01          (0.02)          0.00             --             --
  Extraordinary item ..............................           --             --          (0.03)            --             --
                                                      ----------     ----------     ----------     ----------     ----------
                                                      $     0.24     $     0.32     $     0.34     $     0.59     $     0.95
                                                      ==========     ==========     ==========     ==========     ==========
  Weighted average common share outstanding --
   assuming dilution(3)(4)(6) .....................      275,366        300,758        320,018        349,033        365,546
                                                      ==========     ==========     ==========     ==========     ==========
 Net income per common share -- assuming
   dilution: (3)(4)(6)
  Continuing operations ...........................   $     0.22     $     0.32     $     0.35     $     0.55     $     0.91
  Discontinued operations .........................         0.01          (0.02)          0.00             --             --
  Extraordinary item ..............................           --             --          (0.03)            --             --
                                                      ----------     ----------     ----------     ----------     ----------
                                                      $     0.23     $     0.30     $     0.32     $     0.55     $     0.91
                                                      ==========     ==========     ==========     ==========     ==========


                                                                          DECEMBER 31,

                                            -------------------------------------------------------------------------
                                                 1993           1994           1995           1996           1997
                                            -------------   ------------   ------------   ------------   ------------
                                                                         (IN THOUSANDS)

BALANCE SHEET DATA:

 Cash and marketable securities .........    $  153,011      $  134,040     $  159,793     $  153,831     $  152,399
 Working capital ........................       300,876         308,770        406,601        564,529        566,751
 Total assets ...........................     2,000,566       2,355,920      3,107,808      3,529,706      5,401,053
 Long-term debt (5) .....................     1,028,610       1,164,135      1,453,018      1,560,143      1,601,824
 Stockholders' equity ...................       727,737         837,160      1,269,686      1,569,101      3,157,428



----------
(1) Expenses related to SHC's Ballas Merger in 1993, the ReLife and Heritage Acquisitions in 1994, the SHC, SSCI and NovaCare Rehabilitation Hospitals
    Acquisitions in 1995, the SCA, Advantage Health, PSCM and ReadiCare Acquisitions in 1996, and the Health Images Acquisition in 1997.

(2) See "Notes to Consolidated Financial Statements".

(3) Adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend paid on April 17, 1995 and a two-for-one stock split effected in the form of a 100% stock dividend paid on March 17, 1997.

(4) Diluted earnings per share in 1994, 1995, 1996 and 1997 reflect shares reserved for issuance upon conversion of the Company's 5% Convertible Subordinated Debentures due 2001. Substantially all of such Debentures were converted into shares of the Company's Common Stock in 1997.

(5) Includes current portion of long-term debt.

(6) Earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". For further discussion, see Note 1 of "Notes to Consolidated Financial Statements".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The following discussion is intended to facilitate the understanding and assessment of significant changes and trends related to the consolidated results of operations and financial condition of the Company, including certain factors related to recent acquisitions by the Company, the timing and nature of which have significantly affected the Company's consolidated results of operations. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

     The Company completed the following major acquisitions over the last three years (common share amounts have been adjusted to reflect stock splits effected in the form of 100% stock dividends paid on April 17, 1995 and March 17, 1997):

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

o On December 1, 1995, the Company acquired Caremark Orthopedic Services Inc. (the "Caremark Acquisition"). The purchase price was approximately $127,500,000. At that time, Caremark owned and operated approximately 120 outpatient rehabilitation centers in 13 states.

o On January 17, 1996, the Company acquired Surgical Care Affiliates, Inc. (the "SCA Acquisition"). A total of 91,856,678 shares of the Company's Common Stock were issued in the transaction, representing a value of approximately $1,400,000,000 at the time of the acquisition. At that time, SCA operated a network of 67 freestanding surgery centers in 24 states.

o On March 14, 1996, the Company acquired Advantage Health Corporation (the "Advantage Health Acquisition"). A total of 18,203,978 shares of the Company's Common Stock were issued in the transaction, representing a value of approximately $315,000,000 at the time of the acquisition. At that time, Advantage Health operated a network of 136 sites of service, including four freestanding rehabilitation hospitals, one freestanding multi-use hospital, one nursing home, 68 outpatient rehabilitation facilities, 14 inpatient managed rehabilitation units, 24 rehabilitation services management contracts and six managed subacute rehabilitation units, primarily located in the northern United States.

o On August 20, 1996, the Company acquired Professional Sports Care Management, Inc. (the "PSCM Acquisition"). A total of 3,622,888 shares of the Company's Common Stock were issued in the transaction, representing a value of approximately $59,000,000 at the time of the acquisition. At that time, PSCM operated a network of 36 outpatient rehabilitation centers in three states.

o On December 2, 1996, the Company acquired ReadiCare, Inc. (the "ReadiCare Acquisition"). A total of 4,007,954 shares of the Company's Common Stock were issued in the transaction, representing a value of approximately $76,000,000 at the time of the acquisition. At that time, ReadiCare operated a network of 37 occupational medicine and rehabilitation centers in two states.

o On March 3, 1997, the Company acquired Health Images, Inc. ("Health Images"). A total of 10,343,470 shares of the Company's Common Stock were issued in the transaction, representing a value of approximately
     $208,162,000 at the time of the acquisition. At that time, Health Images operated 49 freestanding diagnostic centers in 13 states and six in the United Kingdom.

o On September 30, 1997 the Company acquired ASC Network Corporation (the "ASC Acquisition"). The Company paid approximately $130,827,000 in cash for all of the issued and outstanding capital stock of ASC and assumed approximately $61,000,000 in debt. At that time, ASC operated 29 outpatient surgery centers in eight states.

o On October 23, 1997 the Company acquired National Imaging Affiliates, Inc. ("NIA"). A total of 984,189 shares of the Company's Common Stock were issued in the transaction, representing a value of approximately
     $20,706,000 at the time of the acquisition. At that time, NIA operated eight diagnostic imaging centers in six states.

o On October 29, 1997, the Company acquired Horizon/CMS Healthcare Corporation (the "Horizon/CMS Acquisition"). A total of 45,261,000 shares of the Company's Common Stock were issued in the transaction, representing a value of approximately $975,824,000 at the time of the acquisition, and the Company assumed approximately $740,000,000 in debt. At that time, Horizon/CMS operated 30 inpatient rehabilitation facilities and approximately 275 outpatient rehabilitation centers, among other strategic businesses, as well as certain long-term care businesses. On December 31, 1997, the Company sold the long-term care assets of Horizon/CMS, including 139 long-term care facilities, 12 specialty hospitals, 35 institutional pharmacy locations and over 1,000 rehabilitation therapy contracts with long-term care facilities, to Integrated Health Services, Inc. ("IHS"). IHS paid approximately $1,130,000,000 in cash (net of certain adjustments) and assumed approximately $94,000,000 in debt in the transaction.

     Each of the NovaCare Rehabilitation Hospitals Acquisition, the Caremark Acquisition, the ASC Acquisition, the Horizon/CMS Acquisition and the NIA Acquisition was accounted for under the purchase method of accounting and, accordingly, the acquired operations are included in the Company's consolidated financial information from their respective dates of acquisition. Each of the SHC Acquisi-
tion, the SSCI Acquisition, the SCA Acquisition, the Advantage Health Acquisition and the Health Images Acquisition was accounted for as a pooling of interests and, with the exception of data set forth relating to revenues derived from Medicare and Medicaid, all amounts shown in the following discussion have been restated to reflect such acquisitions. SHC, SSCI, SCA, Advantage Health and Health Images did not separately track such revenues. The PSCM Acquisition and the ReadiCare Acquisition were also accounted for as poolings of interests. However, due to the immateriality of PSCM and ReadiCare, the Company's historical financial statements for all periods prior to the quarters in which the respective mergers took place have not been restated. Instead, stockholders' equity has been increased during 1996 to reflect the effects of the PSCM Acquisition and the ReadiCare Acquisition. The results of operations of PSCM and ReadiCare are included in the accompanying financial statements and the following discussion from the date of acquisition forward (see Note 2 of "Notes to Consolidated Financial Statements" for further discussion).

     The Company determines the amortization period of the cost in excess of net asset value of purchased facilities based on an evaluation of the facts and circumstances of each individual purchase transaction. The evaluation includes an analysis of historic and projected financial performance, an evaluation of the estimated useful life of the buildings and fixed assets acquired, the indefinite useful life of certificates of need and licenses acquired, the competition within local markets, lease terms where applicable, and the legal terms of partnerships where applicable. The Company utilizes independent appraisers and relies on its own management expertise in evaluating each of the factors noted above. With respect to the carrying value of the excess of cost over net asset value of purchased facilities and other intangible assets, the Company determines on a quarterly basis whether an impairment event has occurred by considering factors such as the market value of the asset, a significant adverse change in legal factors or in the business climate, adverse action by regulators, a history of operating losses or cash flow losses, or a projection of continuing losses associated with an operating entity. The carrying value of excess cost over net asset value of purchased facilities and other intangible assets will be evaluated if the facts and circumstances suggest that it has been impaired. If this evaluation indicates that the value of the asset will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the asset will be reduced by the estimated shortfall of cash flows to the estimated fair market value.

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

RESULTS OF OPERATIONS OF THE COMPANY

Twelve-Month Periods Ended December 31, 1995 and 1996

     The Company operated 739 outpatient rehabilitation locations at December 31, 1996, compared to 537 outpatient rehabilitation locations at December 31, 1995. In addition, the Company operated 96 inpatient rehabilitation facilities, 135 surgery centers, 72 diagnostic centers and five medical centers at December 31, 1996, compared to 95 inpatient rehabilitation facilities, 122 surgery centers, 69 diagnostic centers and five medical centers at December 31, 1995.

     The Company's operations generated revenues of $2,568,155,000 in 1996, an increase of $449,474,000, or 21.2%, as compared to 1995 revenues. Same store revenues for the twelve months ended December 31, 1996 were $2,408,294,000, an increase of $289,613,000, or 13.7%, as compared to the same period in 1995. New store revenues for 1996 were $159,861,000. New store revenues reflect the acquisition of one inpatient rehabilitation hospital, the addition of eight new outpatient surgery centers, and the acquisition of outpatient rehabilitation operations in 57 new markets (see Note 9 of "Notes to Consolidated Financial Statements"). The increase in revenues is primarily attributable to the addition of these operations and increases in patient volume. Revenues generated from patients under the Medicare and Medicaid programs respectively accounted for 37.8% and 2.9% of total revenues for 1996, compared to 40.0% and 2.5% of total revenues for 1995. Revenues from any other single third-party payor were not significant in relation to the Company's total revenues. During 1996, same store outpatient visits, inpatient days and surgical cases increased 19.9%, 10.8% and 7.3%, respectively. Revenue per outpatient visit, inpatient day and surgical case for same store operations increased (decreased) by (0.8)%, 3.8% and 1.1%, respectively.

     Operating expenses, at the operating unit level, were $1,667,248,000, or 64.9% of revenues, for 1996, compared to 68.0% of revenues for 1995. The decrease in operating expenses as a percentage of revenues is primarily attributable to the 13.7% increase in same store revenues noted above. Same store operating expenses for 1996 were $1,567,820,000, or 65.1% of related revenues. New store operating expenses were $99,428,000, or 62.2% of related revenues. Corporate general and administrative expenses increased from
$65,424,000  in 1995 to  $79,354,000  in  1996.  As a  percentage  of  revenues, corporate general and administrative expenses were 3.1% in both 1995 and 1996. Total operating expenses were $1,746,602,000, or 68.0% of revenues, for 1996, compared to $1,506,483,000, or 71.1% of revenues, for 1995. The provision for doubtful accounts was $58,637,000, or 2.3% of revenues, for 1996, compared to $42,305,000, or 2.0% of revenues, for 1995.

     Depreciation and amortization expense was $207,132,000 for 1996, compared to $160,901,000 for 1995. The increase resulted from the investment in additional assets by the Company. Interest expense decreased to $98,751,000 in 1996, compared to $105,517,000 for 1995, primarily because of the favorable interest rates on the Company's revolving credit facility (see "Liquidity and Capital Resources"). For 1996, interest income was $6,034,000, compared to $8,009,000 for 1995. The decrease in interest income resulted primarily from a decrease in the average amount outstanding in interest-bearing investments.

     Merger expenses in 1996 of $41,515,000 represent costs incurred or accrued in connection with completing the SCA Acquisition ($19,727,000), the Advantage Health Acquisition ($9,212,000), the PSCM Acquisition ($5,513,000) and the ReadiCare Acquisition ($7,063,000). For further discussion, see Note 2 of "Notes to Consolidated Financial Statements".

     Income before minority interests and income taxes for 1996 was $384,162,000, compared to $238,382,000 for 1995. Minority interests reduced income before income taxes by $50,369,000 in 1996, compared to $43,753,000 for 1995. The provision for income taxes for 1996 was $143,929,000, compared to $86,161,000 for 1995, resulting in effective tax rates of 43.1% for 1996 and 44.3% for 1995. Net income for 1996 was $189,864,000.

Twelve-Month Periods Ended December 31, 1996 and 1997

     The  Company  operated   approximately   1,150  outpatient   rehabilitation
locations at December 31, 1997, compared to 739 outpatient rehabilitation locations at December 31, 1996. In addition, the Com-pany operated 138 inpatient rehabilitation facilities, 172 surgery centers, 101 diagnostic centers and four medical centers at December 31, 1997, compared to 96 inpatient rehabilitation facilities, 135 surgery centers, 72 diagnostic centers and five medical centers at December 31, 1996.

     The Company's operations generated revenues of $3,017,269,000 in 1997, an increase of $449,114,000, or 17.5%, as compared to 1996 revenues. Same store revenues for the twelve months ended December 31, 1997 were $2,834,528,000, an increase of $266,373,000, or 10.4%, as compared to the same period in 1996. New store revenues for 1997 were $182,741,000. New store revenues reflect primarily the addition of 30 inpatient rehabilitation hospitals and 275 outpatient centers from the Horizon/CMS Acquisition, the addition of 29 outpatient surgery centers from the ASC Acquisition, and the acquisition of outpatient rehabilitation operations in 28 new markets (see Note 9 of "Notes to Consolidated Financial Statements"). The increase in revenues is primarily attributable to the addition of these operations and increases in patient volume. Revenues generated from patients under the Medicare and Medicaid programs respectively accounted for 36.9% and 2.3% of total revenues for 1997, compared to 37.8% and 2.9% of total revenues for 1996. Revenues from any other single third-party payor were not significant in relation to the Company's total revenues. During 1997, same store outpatient visits, inpatient days, surgical cases and diagnostic cases increased 20.6%, 10.8%, 8.8% and 12.3%, respectively. Revenue per outpatient visit, inpatient day, surgical case and diagnostic case for same store operations increased (decreased) by 2.6%, 1.6%, (0.4)% and (0.3) %, respectively.

     Operating expenses, at the operating unit level, were $1,888,435,000, or 62.6% of revenues, for 1997, compared to 64.9% of revenues for 1996. The decrease in operating expenses as a percentage of revenues is primarily attributable to the 10.4% increase in same store revenues noted above. In same store operations, the incremental costs associated with increased revenues are significantly lower as a percentage of those increased revenues. Same store operating expenses for 1997 were $1,752,208,000, or 61.8% of related revenues. New store operating expenses were $136,227,000, or 74.5% of related revenues. New store revenues and operating expenses for 1997 include two months of operations of the facilities acquired from Horizon/CMS, in which aggregate operating expenses are significantly higher as a percentage of related revenues than the Company's other facilities. Corporate general and administrative expenses increased from $79,354,000 in 1996 to $82,757,000 in 1997. As a percentage of revenues, corporate general and administrative expenses decreased from 3.1% in 1996 to 2.7% in 1997. Total operating expenses were $1,971,192,000, or 65.3% of revenues, for 1997, compared to $1,746,602,000, or 68.0% of revenues, for 1996. The provision for doubtful accounts was $71,468,000, or 2.4% of revenues, for 1997, compared to $58,637,000, or 2.3% of revenues, for 1996.

     Depreciation and amortization expense was $250,010,000 for 1997, compared to $207,132,000 for 1996. The increase resulted from the investment in additional assets by the Company. Interest expense increased to $111,504,000 in 1997, compared to $98,751,000 for 1996, primarily because of the increased amount outstanding under the Company's revolving credit facility (see "Liquidity and Capital Resources"). For 1997, interest income was $4,414,000, compared to $6,034,000 for 1996. The decrease in interest income resulted primarily from a decrease in the average amount outstanding in interest-bearing investments.

     Merger expenses in 1997 of $15,875,000 represent costs incurred or accrued in connection with completing the Health Images Acquisition. For further discussion, see Note 2 of "Notes to Consolidated Financial Statements".

     Income before minority interests and income taxes for 1997 was $601,634,000, compared to $384,162,000 for 1996. Minority interests reduced income before income taxes by $64,873,000 in 1997, compared to $50,369,000 for 1996. The provision for income taxes for 1997 was $206,153,000, compared to $143,929,000 for 1996, resulting in effective tax rates of 38.4% for 1997 and 43.1% for 1996. Net income for 1997 was $330,608,000.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had working capital of $566,751,000, including cash and marketable securities of $152,399,000. Working capital at December 31, 1996 was $564,529,000, including cash and marketable securities of $153,831,000. For 1997, cash provided by operations was $415,848,000, compared to $388,345,000 for 1996. For 1997, investing activities provided $366,514,000, compared to using $485,193,000 for 1996. The change is primarily due to the proceeds from the sale of the long-term care assets of Horizon/CMS to IHS in 1997. Additions to property, plant and equipment and acquisitions accounted for $346,141,000 and $270,218,000, respectively, during 1997. Those same investing activities accounted for $204,792,000 and $91,391,000, respectively, in 1996. Financing activities used $784,360,000 and provided $95,107,000 during 1997 and 1996, respectively. The change is primarily due to the Company's use of proceeds from the IHS sale to pay down outstanding indebtedness. Net borrowing (reductions) proceeds for 1997 and 1996 were $(771,570,000) and $101,366,000, respectively.

     Net accounts receivable were $745,994,000 at December 31, 1997, compared to $540,389,000 at December 31, 1996. The number of days of average annual revenues in ending receivables was 75.8 at December 31, 1997, compared to 76.8 at December 31, 1996. The concentration of net accounts receivable from patients, third-party payors, insurance companies and others at December 31, 1997 was consistent with the related concentration of revenues for the period then ended.

     The Company has a $1,250,000,000 revolving credit facility with NationsBank, N.A. ("NationsBank") and other participating banks (the "1996 Credit Agreement"). The 1996 Credit Agreement replaced a previous $1,000,000,000 revolving credit agreement, also with NationsBank. Interest is paid based on LIBOR plus a predetermined margin, a base rate or competitively bid rates from the participating banks. This credit facility has a maturity date of March 31, 2001. The Company provided a negative pledge on all assets for the 1996 Credit Agreement. Pursuant to the terms of the 1996 Credit Agreement, the Company has elected to convert $350,000,000 of the $1,250,000,000 1996 Credit Agreement into a two-year amortizing term note maturing on December 31, 1999. The Company has received a $350,000,000 commitment from NationsBank for an additional 364-day facility (the "Interim Revolving Credit Facility") which is on substantially the same terms as the 1996 Credit Agreement. The effective interest rate on the average outstanding balance under the 1996 Credit Agreement was 5.87% for the twelve months ended December 31, 1997, compared to the average prime rate of 8.44% during the same period. At December 31, 1997, the Company had drawn $1,175,000,000 under the 1996 Credit Agreement. For further discussion, see Note 7 of "Notes to Consolidated Financial Statements".

     In connection with the Horizon/CMS Acquisition, the Company obtained a $1,250,000,000 Senior Bridge Credit Facility from NationsBank, N.A. and nine other banks on substantially the same terms as the 1996 Credit Agreement. At the time of the closing of the Horizon/CMS Acquisition, approximately $1,000,000,000 was drawn under the Senior Bridge Credit Facility, primarily to repay certain existing indebtedness of Horizon/CMS. The Company repaid all amounts drawn as of December 31, 1997 under the Senior Bridge Credit Facility upon the closing of the sale of the Horizon/CMS long-term care assets to IHS, thereby permanently reducing the amount available thereunder to $500,000,000. The effective interest rate on the average outstanding balance under the Senior Bridge Credit Facility was 6.52% for the twelve months ended December 31, 1997 (see Note 7 of "Notes to Consolidated Financial Statements").

     In 1994, the Company issued $115,000,000 principal amount of 5% Convertible Subordinated Debentures due 2001 (the "2001 Debentures"). The Company called the 2001 Debentures for redemption on April 1, 1997. Prior to the redemption date, the holders of the 2001 Debentures surrendered substantially all of the 2001 Debentures for conversion into approximately 12,226,000 shares of the Company's Common Stock.

     On March 20, 1998, the Company issued $500,000,000 principal amount of 3.25% Convertible Subordinated Debentures due 2003 (the "2003 Debentures"). Proceeds from the sale of the 2003 Debentures were used to pay off all amounts under the Senior Bridge Credit Facility and reduce outstanding amounts under the 1996 Credit Agreement. Effective with the sale of the Debentures, the Senior Bridge Credit Facility was terminated.

     The Company intends to pursue the acquisition or development of additional healthcare operations, including outpatient rehabilitation facilities, inpatient rehabilitation facilities, ambulatory surgery centers, outpatient diagnostic centers and companies engaged in the provision of rehabilitation-related services, and to expand certain of its existing facilities. While it is not possible to estimate precisely the amounts which will actually be expended in the foregoing areas, the Company anticipates that over the next twelve months, it will spend approximately $100,000,000 on maintenance and expansion of its existing facilities and approximately $300,000,000 on development of the Integrated Service Model. See Item 1, "Business -- Company

Strategy".

     Although the Company is continually considering and evaluating acquisitions and opportunities for future growth, the Company has not entered into any agreements with respect to material future acquisitions. The Company believes that existing cash, cash flow from operations and borrowings under the revolving line of credit and the interim revolving credit facility will be sufficient to satisfy the Company's estimated cash requirements for the next twelve months, and for the reasonably foreseeable future. In addition, the Company expects to explore other opportunities within the capital markets as a result of its reduced leverage and investment grade rating.

     Inflation in recent years has not had a significant effect on the Company's business, and is not expected to adversely affect the Company in the future unless it increases significantly.

EXPOSURES TO MARKET RISK

     The Company is exposed to market risk related to changes in interest rates. Because of its favorable borrowing arrangements and current market conditions, the Company currently does not use derivatives, such as swaps or caps, to alter the interest characteristics of its debt instruments and investment securities. The impact on earnings and value of market risk-sensitive financial instruments (principally marketable security investments and long-term debt) is subject to change as a result of movements in market rates and prices. The Company uses sensitivity analysis models to evaluate these impacts.

     The Company's investment in marketable securities was $4,326,000 at December 31, 1997, which represents less than 0.1% of total assets at that date. These securities are generally short-term, highly-liquid instruments and, accordingly, their fair value approximates cost. Earnings on investments in marketable securities are not significant to the Company's results of operations, and therefore any changes in interest rates would have a minimal impact on future pre-tax earnings.

     With respect to the Company's interest-bearing liabilities, approximately $1,175,000,000 in long-term debt at December 31, 1997 is subject to variable rates of interest, while the remaining balance in long-term debt of $426,824,000 is subject to fixed rates of interest (see Note 7 of "Notes to Consolidated Financial Statements for further description). The fair value of the Company's total long-term debt, based on discounted cash flow analyses, approximates its carrying value at December 31, 1997. Based on a hypothetical 1% increase in interest rates, the potential losses in future pre-tax earnings would be approximately $11,175,000. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined considering the impact of the hypothetical interest rates on the Company's borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change. Subsequent to December 31, the Company issued $500,000,000 in principal amount of the 2003 Debentures (see Note 14 of "Notes to Consolidated Financial Statements"). The proceeds were used to pay down existing variable-rate indebtedness, which will in effect further reduce the Company's exposure to market risk related to interest rate fluctuations.

     Foreign operations, and the related market risks associated with foreign currency, are currently insignificant to the Company's results of operations and financial position.

COMPUTER TECHNOLOGIES AND YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. Many existing computer programs use only two digits to identify a year in the date field. The issue is whether such code exists in the Company's mission-critical applications and if that code will produce accurate information with relation to date-sensitive calculations after the turn of the century.

     The  Company  has  completed  a thorough  review of its  material  computer applications and determined that such applications contain very few date-sensitive calculations. The Company's computer applications are divided into two categories, those maintained internally by the Company's Information Technology Group and those maintained externally by the applications' vendors. For internally maintained applications, revisions are currently being made and are expected to be implemented by the first quarter of 1999. The Company expects that the total cost associated with these revisions will be less than $1,000,000. These costs will be primarily incurred during 1998 and be charged to expense as incurred. For externally maintained systems, the Company has received written confirmation from the vendors that each system is currently year 2000 compliant or will be made year 2000 compliant during 1998. The cost to be incurred by the Company related to externally maintained systems is expected to be minimal.

     The Company has initiated a program to determine whether the computer applications of its significant payors and suppliers will be upgraded in a timely manner. The Company has not completed this review; however, initial responses indicate that no significant problems are currently expected to arise. The Company has also initiated a program to determine whether embedded applications which control certain medical and other equipment will be affected. The nature of the Company's business is such that any failure of these type applications is not expected to have a material adverse effect on its business.

     Because of the many uncertainties associated with year 2000 compliance issues, and because the Company's assessment is necessarily based on information from third party-vendors, payors and suppliers, there can be no assurance that the Company's assessment is correct or as to the materiality or effect of any failure of such assessment to be correct.

FORWARD-LOOKING STATEMENTS

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Consolidated financial statements of the Company meeting the requirements of Regulation S-X are filed on the succeeding pages of this Item 8 of this Annual Report on Form 10-K, as listed below:



                                                                                       PAGE

                                                                                      -----
   Report of Independent Auditors .................................................    33
   Consolidated Balance Sheets as of December 31, 1996 and 1997 ...................    34
   Consolidated Statements of Income for the Years Ended December 31, 1995, 1996
     and 1997 .....................................................................    35
   Consolidated Statements of Stockholders' Equity for the Years Ended December
     31, 1995, 1996 and 1997 ......................................................    36
   Consolidated Statements of Cash Flows for the Years Ended December 31, 1995,
     1996 and 1997 ................................................................    37
   Notes to Consolidated Financial Statements .....................................    38



     Other financial statements and schedules required under Regulation S-X are listed in Item 14(a)2, and filed under Item 14(d), of this Annual Report on Form 10-K.

QUARTERLY RESULTS (UNAUDITED)

     Set forth below is certain summary information with respect to the Company's operations for the last eight fiscal quarters. All amounts have been restated to reflect the effects of the 1996 acquisitions of SCA and Advantage Health and the 1997 acquisition of Health Images, all of which were accounted for as poolings of interests. All per share amounts have been adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend paid on March 17, 1997. Earnings per share amounts for 1996 and the first three quarters of 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".


                                                               1996
                                   -------------------------------------------------------------
                                        1ST             2ND             3RD             4TH
                                      QUARTER         QUARTER         QUARTER         QUARTER
                                   -------------   -------------   -------------   -------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues .......................     $ 612,149       $ 628,854       $ 651,742       $ 675,410
Net income .....................        39,681          61,985          63,481          24,717
Net income per common share.....          0.12            0.19            0.20            0.08
Net income per common share
 -- assuming dilution ..........          0.12            0.18            0.18            0.07


                                                               1997
                                   -------------------------------------------------------------
                                        1ST             2ND             3RD             4TH
                                      QUARTER         QUARTER         QUARTER         QUARTER
                                   -------------   -------------   -------------   -------------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues .......................     $ 691,631       $ 723,017       $ 748,370       $ 854,251
Net income .....................        64,580          81,319          85,919          98,790
Net income per common share.....          0.20            0.24            0.25            0.26
Net income per common share
 -- assuming dilution ..........          0.19            0.23            0.24            0.25

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
HEALTHSOUTH Corporation

     We have audited the accompanying consolidated balance sheets of HEALTHSOUTH Corporation and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HEALTHSOUTH Corporation and Subsidiaries at December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                            ERNST & YOUNG LLP

Birmingham,  Alabama
February 25, 1998, except for Note 14,
      as to which the date is March 20, 1998

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                                                        DECEMBER 31,

                                                                               ------------------------------
                                                                                    1996             1997
                                                                               --------------   -------------
                                                                                       (IN THOUSANDS)


ASSETS
Current assets:

 Cash and cash equivalents (Note 3) ........................................     $  150,071      $  148,073
 Other marketable securities (Note 3) ......................................          3,760           4,326
 Accounts receivable, net of allowances for doubtful
  accounts of $75,360,000 in 1996 and $123,545,000 in 1997..................        540,389         745,994
 Inventories ...............................................................         47,408          64,029
 Prepaid expenses and other current assets .................................        128,174         120,776
 Deferred income taxes (Note 10) ...........................................         15,238              --
                                                                                 ----------      ----------
Total current assets .......................................................        885,040       1,083,198
Other assets:
 Loans to officers .........................................................          1,396           1,007
 Assets held for sale (Note 9) .............................................             --          60,400
 Other (Note 4) ............................................................         84,016         162,311
                                                                                 ----------      ----------
                                                                                     85,412         223,718

Property, plant and equipment, net (Note 5) ................................      1,464,833       1,850,765
Intangible assets, net (Note 6) ............................................      1,094,421       2,243,372
                                                                                 ----------      ----------
Total assets ...............................................................     $3,529,706      $5,401,053
                                                                                 ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

 Accounts payable ..........................................................     $  116,451      $  124,058
 Salaries and wages payable ................................................         67,793         121,768
 Accrued interest payable and other liabilities ............................         75,936          97,506
 Income taxes payable ......................................................         13,242          92,507
 Deferred income taxes (Note 10) ...........................................             --          34,119
 Current portion of long-term debt (Note 7) ................................         47,089          46,489
                                                                                 ----------      ----------
Total current liabilities ..................................................        320,511         516,447

Long-term debt (Note 7) ....................................................      1,513,054       1,555,335
Deferred income taxes (Note 10) ............................................         51,790          76,613
Deferred revenue and other long-term liabilities ...........................          3,964           1,538
Minority interests-limited partnerships (Note 1) ...........................         71,286          93,692
Commitments and contingencies (Note 11)

Stockholders' equity (Notes 8 and 12):

 Preferred stock, $.10 par value--1,500,000 shares authorized;
  issued and outstanding- none .............................................             --              --
 Common stock, $.01 par value--500,000,000 shares authorized;
    issued--326,493,000 in 1996 and 395,233,000 in 1997 ....................          3,265           3,952
 Additional paid-in capital ................................................      1,060,012       2,317,821
 Retained earnings .........................................................        525,718         853,641
 Treasury stock, at cost (182,000 shares in 1996 and 1997) .................           (323)           (323)
 Receivable from Employee Stock Ownership Plan .............................        (14,148)        (12,247)
 Notes receivable from stockholders ........................................         (5,423)         (5,416)
                                                                                 ----------      ----------
Total stockholders' equity .................................................      1,569,101       3,157,428
                                                                                 ----------      ----------
Total liabilities and stockholders' equity .................................     $3,529,706      $5,401,053
                                                                                 ==========      ==========


                            See accompanying notes.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME



                                                                      YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------------
                                                                1995            1996            1997
                                                           -------------   -------------   -------------
                                                           (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Revenues ...............................................    $2,118,681      $2,568,155      $3,017,269
Operating unit expenses ................................     1,441,059       1,667,248       1,888,435
Corporate general and administrative expenses ..........        65,424          79,354          82,757
Provision for doubtful accounts ........................        42,305          58,637          71,468
Depreciation and amortization ..........................       160,901         207,132         250,010
Merger and acquisition related expenses (Notes 2 and 9).        19,553          41,515          15,875
Loss on impairment of assets (Note 13) .................        53,549          37,390              --
Interest expense .......................................       105,517          98,751         111,504
Interest income ........................................        (8,009)         (6,034)         (4,414)
                                                            ----------      ----------      ----------
                                                             1,880,299       2,183,993       2,415,635
                                                            ----------      ----------      ----------
Income from continuing operations before income taxes,

 minority interests and extraordinary item .............       238,382         384,162         601,634
Provision for income taxes (Note 10) ...................        86,161         143,929         206,153
                                                            ----------      ----------      ----------
                                                               152,221         240,233         395,481
Minority interests .....................................        43,753          50,369          64,873
                                                            ----------      ----------      ----------
Income from continuing operations before extraordinary
 item ..................................................       108,468         189,864         330,608
Loss from discontinued operations ......................        (1,162)             --              --
Extraordinary item ( Note 2) ...........................        (9,056)             --              --
                                                            ----------      ----------      ----------
Net income .............................................    $   98,250      $  189,864      $  330,608
                                                            ==========      ==========      ==========
Weighted average common shares outstanding .............       289,594         321,367         346,872
                                                            ==========      ==========      ==========
Net income per common share: ...........................
 Continuing operations .................................    $     0.37      $     0.59      $     0.95
 Discontinued operations ...............................          0.00              --              --
 Extraordinary item ....................................        ( 0.03)             --              --
                                                            ----------      ----------      ----------
                                                            $     0.34      $     0.59      $     0.95
                                                            ==========      ==========      ==========
Weighted average common shares outstanding -
 assuming dilution ....................................        320,018         349,033         365,546
                                                            ==========      ==========      ==========
Net income per common share - assuming dilution:
 Continuing operations .................................    $     0.35      $     0.55      $     0.91
 Discontinued operations ...............................          0.00              --              --
 Extraordinary item ....................................        ( 0.03)             --              --
                                                            ----------      ----------      ----------
                                                            $     0.32      $     0.55      $     0.91
                                                            ==========      ==========      ==========



                            See accompanying notes.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                                                            COMMON STOCK        ADDITIONAL
                                                                       ----------------------     PAID-IN
                                                                          SHARES     AMOUNT       CAPITAL
                                                                       ----------- ---------- --------------
                                                                                  (IN THOUSANDS)
Balance at December 31, 1994 .........................................   145,029     $1,451     $  607,024
Adjustment for ReLife Merger (Note 2) ................................     2,732         27          7,114
Proceeds from exercise of options (Note 8) ...........................     1,136         11         10,218
Proceeds from issuance of common shares ..............................    15,232        152        334,896
Income tax benefits related to incentive stock options (Note 8) ......        --         --          6,653
Reduction in receivable from ESOP ....................................        --         --             --
Loans made to stockholders ...........................................        --         --             --
Purchase of limited partnership units ................................        --         --             --
Purchases of treasury stock ..........................................        --         --             --
Net income ...........................................................        --         --             --
Translation adjustment ...............................................        --         --             --
Dividends paid .......................................................        --         --             --
                                                                         -------     ------     ----------
Balance at December 31, 1995 .........................................   164,129      1,641        965,905
Adjustment for Advantage Health Merger (Note 2) ......................        --         --             --
Adjustment for 1996 mergers (Note 2) .................................     4,047         40         68,785
Proceeds from exercise of options (Note 8) ...........................     3,514         36         34,380
Income tax benefits related to incentive stock options (Note 8) ......        --         --         23,767
Reduction in receivable from ESOP ....................................        --         --             --
Payments received on stockholders' notes receivable ..................        --         --             --
Purchase of limited partnership units ................................        --         --             --
Purchase of treasury stock ...........................................        --         --             --
Retirement of treasury stock .........................................    (1,835)       (18)       (31,259)
Net income ...........................................................        --         --             --
Translation adjustment ...............................................        --         --             --
Dividends paid .......................................................        --         --             --
Stock split ..........................................................   156,638      1,566         (1,566)
                                                                         -------     ------     ----------
Balance at December 31, 1996 .........................................   326,493      3,265      1,060,012
Common shares issued in connection with acquisitions (Note 9) ........    46,245        462        996,068
Value of options exchanged in connection with the
Horizon/CMS acquisition (Note 9) .....................................        --         --         23,191
Common shares issued upon conversion of 5% Convertible Subordi-
 nated Debentures due 2001 (Note 7) ..................................    12,226        122        113,050
Proceeds from exercise of options (Note 8) ...........................    10,269        103         58,921
Income tax benefits related to incentive stock options (Note 8) ......        --         --         66,579
Reduction in receivable from ESOP ....................................        --         --             --
Payments received on stockholders' notes receivable ..................        --         --             --
Purchase of limited partnership units ................................        --         --             --
Net income ...........................................................        --         --             --
Translation adjustment ...............................................        --         --             --
                                                                         -------     ------     ----------
Balance at December 31, 1997 .........................................   395,233     $3,952     $2,317,821
                                                                         =======     ======     ==========
                                                                                         TREASURY STOCK
                                                                         RETAINED   -------------------------  RECEIVABLE
                                                                         EARNINGS      SHARES       AMOUNT      FROM ESOP
                                                                       ------------ ----------- ------------- ------------
                                                                                          (IN THOUSANDS)
Balance at December 31, 1994 .........................................  $ 273,768       2,482     $ (22,367)   $ (17,477)
Adjustment for ReLife Merger (Note 2) ................................     (3,734)         --            --           --
Proceeds from exercise of options (Note 8) ...........................         --          --            --           --
Proceeds from issuance of common shares ..............................         --          --            --           --
Income tax benefits related to incentive stock options (Note 8) ......         --          --            --           --
Reduction in receivable from ESOP ....................................         --          --            --        1,591
Loans made to stockholders ...........................................         --          --            --           --
Purchase of limited partnership units ................................     (4,767)         --            --           --
Purchases of treasury stock ..........................................         --         588        (8,497)          --
Net income ...........................................................     98,250          --            --           --
Translation adjustment ...............................................        247          --            --           --
Dividends paid .......................................................     (8,403)         --            --           --
                                                                        ---------       -----     ---------    ---------
Balance at December 31, 1995 .........................................    355,361       3,070       (30,864)     (15,886)
Adjustment for Advantage Health Merger (Note 2) ......................    (17,638)         --            --           --
Adjustment for 1996 mergers (Note 2) .................................     (1,256)         --            --           --
Proceeds from exercise of options (Note 8) ...........................         --          --            --           --
Income tax benefits related to incentive stock options (Note 8) ......         --          --            --           --
Reduction in receivable from ESOP ....................................         --          --            --        1,738
Payments received on stockholders' notes receivable ..................         --          --            --           --
Purchase of limited partnership units ................................        (83)         --            --           --
Purchase of treasury stock ...........................................         --          89          (736)          --
Retirement of treasury stock .........................................         --      (3,068)       31,277           --
Net income ...........................................................    189,864          --            --           --
Translation adjustment ...............................................        692          --            --           --
Dividends paid .......................................................     (1,222)         --            --           --
Stock split ..........................................................         --          91            --           --
                                                                        ---------      ------     ---------    ---------
Balance at December 31, 1996 .........................................    525,718         182          (323)     (14,148)
Common shares issued in connection with acquisitions (Note 9) ........         --          --            --           --
Value of options exchanged in connection with the
Horizon/CMS acquisition (Note 9) .....................................         --          --            --           --
Common shares issued upon conversion of 5% Convertible Subordi-
 nated Debentures due 2001 (Note 7) ..................................         --          --            --           --
Proceeds from exercise of options (Note 8) ...........................         --          --            --           --
Income tax benefits related to incentive stock options (Note 8) ......         --          --            --           --
Reduction in receivable from ESOP ....................................         --          --            --        1,901
Payments received on stockholders' notes receivable ..................         --          --            --           --
Purchase of limited partnership units ................................     (2,465)         --            --           --
Net income ...........................................................    330,608          --            --           --
Translation adjustment ...............................................       (220)         --            --           --
                                                                        ---------      ------     ---------    ---------
Balance at December 31, 1997 .........................................  $ 853,641         182     $    (323)   $ (12,247)
                                                                        =========      ======     =========    =========


                                                                           NOTES
                                                                         RECEIVABLE       TOTAL
                                                                            FROM      STOCKHOLDERS'
                                                                        STOCKHOLDERS     EQUITY
                                                                       ------------- --------------
                                                                              (IN THOUSANDS)
Balance at December 31, 1994 .........................................   $ (5,240)     $  837,159
Adjustment for ReLife Merger (Note 2) ................................         --           3,407
Proceeds from exercise of options (Note 8) ...........................         --          10,229
Proceeds from issuance of common shares ..............................         --         335,048
Income tax benefits related to incentive stock options (Note 8) ......         --           6,653
Reduction in receivable from ESOP ....................................         --           1,591
Loans made to stockholders ...........................................     (1,231)         (1,231)
Purchase of limited partnership units ................................         --          (4,767)
Purchases of treasury stock ..........................................         --          (8,497)
Net income ...........................................................         --          98,250
Translation adjustment ...............................................         --             247
Dividends paid .......................................................         --          (8,403)
                                                                         --------      ----------
Balance at December 31, 1995 .........................................     (6,471)      1,269,686
Adjustment for Advantage Health Merger (Note 2) ......................         --         (17,638)
Adjustment for 1996 mergers (Note 2) .................................         --          67,569
Proceeds from exercise of options (Note 8) ...........................         --          34,416
Income tax benefits related to incentive stock options (Note 8) ......         --          23,767
Reduction in receivable from ESOP ....................................         --           1,738
Payments received on stockholders' notes receivable ..................      1,048           1,048
Purchase of limited partnership units ................................         --             (83)
Purchase of treasury stock ...........................................         --            (736)
Retirement of treasury stock .........................................         --              --
Net income ...........................................................         --         189,864
Translation adjustment ...............................................         --             692
Dividends paid .......................................................         --          (1,222)
Stock split ..........................................................         --              --
                                                                         --------      ----------
Balance at December 31, 1996 .........................................     (5,423)      1,569,101
Common shares issued in connection with acquisitions (Note 9) ........         --         996,530
Value of options exchanged in connection with the
Horizon/CMS acquisition (Note 9) .....................................         --          23,191
Common shares issued upon conversion of 5% Convertible Subordi-
 nated Debentures due 2001 (Note 7) ..................................         --         113,172
Proceeds from exercise of options (Note 8) ...........................         --          59,024
Income tax benefits related to incentive stock options (Note 8) ......         --          66,579
Reduction in receivable from ESOP ....................................         --           1,901
Payments received on stockholders' notes receivable ..................          7               7
Purchase of limited partnership units ................................         --          (2,465)
Net income ...........................................................         --         330,608
Translation adjustment ...............................................         --            (220)
                                                                         --------      ----------
Balance at December 31, 1997 .........................................   $ (5,416)     $3,157,428
                                                                         ========      ==========


                            See accompanying notes.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                           YEAR ENDED DECEMBER 31,

                                                                                  ------------------------------------------
                                                                                      1995          1996           1997
                                                                                  ------------ ------------- ---------------
                                                                                                (IN THOUSANDS)

OPERATING ACTIVITIES
Net income ......................................................................  $   98,250   $  189,864    $    330,608
Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:

 Depreciation and amortization ..................................................     160,901      207,132         250,010
 Provision for doubtful accounts ................................................      42,305       58,637          71,468
 Provision for losses on impairment of assets ...................................      53,549       37,390              --
 Merger and acquisition related expenses ........................................      19,553       41,515          15,875
 Loss on extinguishment of debt .................................................      14,606           --              --
 Income applicable to minority interests of limited partnerships ................      43,753       50,369          64,873
 Provision for deferred income taxes ............................................         396       14,308          12,520
 Provision for deferred revenue .................................................      (1,990)      (1,255)           (406)
 Changes in operating assets and liabilities, net of effects of acquisitions:

  Accounts receivable ...........................................................     (69,754)    (141,323)       (196,623)
  Inventories, prepaid expenses and other current assets ........................       1,370      (35,084)         20,092
  Accounts payable and accrued expenses .........................................     (12,880)     (33,208)       (152,569)
                                                                                   ----------   ----------    ------------
Net cash provided by operating activities .......................................     350,059      388,345         415,848
INVESTING ACTIVITIES
Purchases of property, plant and equipment ......................................    (183,867)    (204,792)       (346,141)
Proceeds from sale of property, plant and equipment .............................      16,026           --              --
Proceeds from sale of non-strategic assets ......................................          --           --       1,136,571
Additions to intangible assets, net of effects of acquisitions ..................    (117,900)    (175,380)        (61,887)
Assets obtained through acquisitions, net of liabilities assumed ................    (517,773)     (91,391)       (270,218)
Changes in other assets .........................................................      (6,963)     (14,214)        (91,245)
Proceeds received on sale of other marketable securities ........................      22,513          584             773
Investments in other marketable securities ......................................     (11,304)          --          (1,339)
                                                                                   ----------   ----------    ------------
Net cash (used in) provided by investing activities .............................    (799,268)    (485,193)        366,514
FINANCING ACTIVITIES
Proceeds from borrowings ........................................................     721,973      205,873       1,763,243
Principal payments on long-term debt ............................................    (502,152)    (104,507)     (2,534,813)
Early retirement of debt ........................................................     (14,606)          --              --
Proceeds from exercise of options ...............................................      10,083       34,415          59,024
Proceeds from issuance of common stock ..........................................     330,954           --              --
Purchase of treasury stock ......................................................      (8,497)        (736)             --
Reduction in receivable from ESOP ...............................................       1,591        1,738           1,901
(Loans made to) payments received from stockholders .............................      (1,231)       1,048               7
Dividends paid ..................................................................      (8,403)      (1,222)             --
Proceeds from investment by minority interests ..................................       1,103          510           2,572
Purchase of limited partnership units ...........................................     (10,076)      (3,064)         (2,685)
Payment of cash distributions to limited partners ...............................     (36,697)     (38,948)        (73,609)
                                                                                   ----------   ----------    ------------
Net cash provided by (used in) financing activities .............................     484,042       95,107        (784,360)
                                                                                   ----------   ----------    ------------
Increase (decrease) in cash and cash equivalents ................................      34,833       (1,741)         (1,998)
Cash and cash equivalents at beginning of year (Note 2) .........................     116,121      155,449         150,071
                                                                                   ----------   ----------    ------------
Cash flows related to mergers (Note 2) ..........................................       4,495       (3,637)             --
                                                                                   ----------   ----------    ------------
Cash and cash equivalents at end of year ........................................  $  155,449   $  150,071    $    148,073
                                                                                   ==========   ==========    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the year for:

 Interest .......................................................................  $  103,973   $   97,024    $    112,223
 Income taxes ...................................................................      85,714       67,975         137,778


Non-cash investing activities:

  The Company assumed liabilities of $84,820,000, $19,197,000 and $ 1,153,825,000 during the years ended December 31, 1995, 1996 and 1997, respectively, in connection with its acquisitions.
  During the year ended December 31, 1996, the Company issued approximately 8,095,000 common shares as consideration for mergers (see Note 2).
  During the year ended December 31, 1997, the Company issued 46,245,000 common shares with a market value of $996,530,000 as consideration for acquisitions accounted for as purchases.

Non-cash financing activities:
  During 1995 and 1997, the Company effected two-for-one stock splits of its common stock which were effected in the form of 100% stock dividends.
  The Company received a tax benefit from the disqualifying disposition of incentive stock options of $6,653,000, $23,767,000 and $66,579,000 for the years ended December 31, 1995, 1996 and 1997, respectively.
  During 1997, the holders of the Company's $115,000,000 in aggregate principal amount of 5% Convertible Subordinated Debentures due 2001 surrendered the Debentures for conversion into approximately 12,226,000 shares of the Company's Common Stock.

                            See accompanying notes.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997



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

     HEALTHSOUTH   is  engaged  in  the  business  of  providing   comprehensive
rehabilitative, clinical, diagnostic and surgical healthcare services on an inpatient and outpatient basis, primarily in the United States.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated
financial   statements  and  notes.  Actual  results  could  differ  from  those estimates.

MARKETABLE SECURITIES

     Marketable securities and debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, if material, reported as a separate component of stockholders' equity, net of tax. The cost of the specific security sold method is used to compute gain or loss on the sale of securities. Interest and dividends on securities classified as available-for-sale are included in interest income. Marketable securities and debt securities held by the Company have maturities of less than one year.

ACCOUNTS RECEIVABLE AND THIRD-PARTY REIMBURSEMENT ACTIVITIES

     Receivables from patients, insurance companies and third-party contractual insured accounts (Medicare and Medicaid) are based on payment agreements which generally result in the Company's collecting an amount different from the established rates. Net third-party settlement receivables included in accounts receivable were $21,138,000 and $36,759,000 at December 31, 1996 and 1997,
respectively. Final determination of the settlement is subject to review by appropriate authorities. The differences between original estimates made by the Company and subsequent revisions (including final settlement) were not material to the operations of the Company. Adequate allowances are provided for doubtful accounts and contractual adjustments. Uncollectible accounts are written off against the allowance for doubtful accounts after adequate collection efforts are made. Net accounts receivable include only those amounts estimated by management to be collectible.

     The concentration of net accounts receivable from third-party contractual payors and others, as a percentage of total net accounts receivable, was as follows:


                                DECEMBER 31,
                            -------------------
                              1996       1997
                            --------   --------
       Medicare .........       26%        25%
       Medicaid .........        5          4
       Other ............       69         71
                                --         --
                               100%       100%

                               ===        ===

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES

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

     Interest cost incurred during the construction of a facility is capitalized. The Company incurred interest of $108,382,000, $102,694,000 and $113,995,000, of which $2,865,000, $3,943,000 and $2,491,000 was capitalized, during 1995, 1996 and 1997, respectively.

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

     Effective July 1, 1997, the Company began expensing amounts reflecting the costs of implementing its clinical and administrative programs and protocols at acquired facilities in the period in which such costs are incurred. Previously, the Company had capitalized such costs and amortized them over 36 months. Such costs at June 30, 1997 aggregated $64,643,000, net of accumulated amortization. These capitalized costs will be amortized in accordance with the Company's existing policy and will be fully amortized by June 2000.

     Through June 30, 1997, the Company has assigned value to and capitalized organization and partnership formation costs which have been incurred by the Company or obtained by the Company in acquisitions accounted for as purchases. Effective July 1, 1997, the Company no longer assigned value to organization and partnership formation costs obtained in acquisitions accounted for as purchases except to the extent that objective evidence exists that such costs will provide future economic benefits to the Company after the acquisition. Such organization and partnership formation costs at June 30, 1997 which were obtained by the Company in purchase transactions aggregated $8,380,000, net of accumulated amortization. Such costs at June 30 will be amortized in accordance with the Company's existing policy and will be fully amortized by June 2000.

MINORITY INTERESTS

     The equity of minority investors in limited partnerships and limited liability companies of the Company is reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (ranging from 1% to 50% at December 31, 1997), the effect of which is removed from the results of operations of the Company.

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

INCOME PER COMMON SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Statement 128 replaced the calculation of primary and diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

     The following table sets forth the computation of basic and diluted earnings per share:


                                                                               YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                         1995           1996           1997
                                                                    -------------- -------------- --------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Numerator:
 Income from continuing operations before extraordinary item.......   $  108,468     $  189,864     $  330,608
                                                                      ----------     ----------     ----------
 Numerator for basic earnings per share--income available to
   common stockholders ............................................      108,468        189,864        330,608
 Effect of dilutive securities:
  Elimination of interest and amortization on 5% Convertible
   Subordinated Debentures due 2001, less the related effect of
   the provision for income taxes .................................        3,826          3,839            968
                                                                      ----------     ----------     ----------
 Numerator for diluted earnings per share-income available to
   common stockholders after assumed conversion ...................   $  112,294     $  193,703     $  331,576
                                                                      ==========     ==========     ==========
Denominator:
 Denominator for basic earnings per share - weighted-average
   shares .........................................................      289,594        321,367        346,872
 Effect of dilutive securities:
   Net effect of dilutive stock options ...........................       18,198         15,440         15,617
   Assumed conversion of 5% Convertible Subordinated De-
    bentures due 2001 .............................................       12,226         12,226          3,057
                                                                      ----------     ----------     ----------
   Dilutive potential common shares ...............................       30,424         27,666         18,674
                                                                      ----------     ----------     ----------
   Denominator of diluted earnings per share - adjusted
    weighted-average shares and assumed conversions ...............      320,018        349,033        365,546
                                                                      ==========     ==========     ==========
Basic earnings per share ..........................................   $     0.37     $     0.59     $     0.95
                                                                      ==========     ==========     ==========
Diluted earnings per share ........................................   $     0.35     $     0.55     $     0.91
                                                                      ==========     ==========     ==========

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES

IMPAIRMENT OF ASSETS

     The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

     With respect to the carrying value of the excess of cost over net asset value of purchased facilities and other intangible assets, the Company determines on a quarterly basis whether an impairment event has occurred by considering factors such as the market value of the asset; a significant adverse change in legal factors or in the business climate; adverse action by a regulator; a history of operating or cash flow losses; or a projection of continuing losses associated with an operating entity. The carrying value of excess cost over net asset value of purchased facilities and other intangible assets will be evaluated if the facts and circumstances suggest that it has been impaired. If this evaluation indicates that the value of the asset will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, an impairment loss is calculated based on the excess of the carrying amount of the asset over the asset's fair value.

SELF-INSURANCE

     The Company is self-insured for professional liability and comprehensive general liability. Liabilities for asserted and unasserted claims are accrued based upon specific claims and incidents and the claims history of the Company. The reserves for estimated liabilities for asserted and unasserted claims, which are not material in relation to the Company's consolidated financial position at December 31, 1996 and 1997, are included with accrued interest payable and other liabilities in the accompanying consolidated balance sheets.

RECLASSIFICATIONS

     Certain amounts in 1995 and 1996 financial statements have been reclassified to conform with the 1997 presentation. Such reclassifications had no effect on previously reported consolidated financial position and consolidated net income.

FOREIGN CURRENCY TRANSLATION

     The Company translates the assets and liabilities of its foreign subsidiaries stated in local functional currencies to U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates of exchange in effect during the period. Gains and losses from currency translation are included in stockholders' equity. Currency transaction gains or losses are recognized in current operations and have not been significant to the Company's operating results in any period.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES

2.   MERGERS

     Effective June 13, 1995, a wholly-owned subsidiary of the Company merged with Surgical Health Corporation ("SHC") and in connection therewith the Company issued 17,062,960 shares of its common stock in exchange for all of SHC's common and preferred stock. Prior to the merger, SHC operated a network of 36 freestanding surgery centers and five mobile lithotripters in eleven states, with an aggregate of 156 operating and procedure rooms. Costs and expenses of approximately $4,588,000 incurred by the Company in connection with the SHC merger have been recorded in operations during 1995 and reported as merger expenses in the accompanying consolidated statements of income. Fees related to legal, accounting and financial advisory services accounted for $3,400,000 of the expense. Costs related to employee separations were approximately $1,188,000. Also in connection with the SHC Merger, the Company recognized a $14,606,000 extraordinary loss as a result of the retirement of the SHC Notes (see Note 7). The extraordinary loss consisted primarily of the associated debt discount plus premiums and costs associated with the retirement, and is reported net of income tax benefits of $5,550,000.

     Effective October 26, 1995, a wholly-owned subsidiary of the Company merged with Sutter Surgery Centers, Inc. ("SSCI"), and in connection therewith, the Company issued 3,552,002 shares of its common stock in exchange for all of SSCI's outstanding common stock. Prior to the merger, SSCI operated a network of 12 freestanding surgery centers in three states, with an aggregate of 54 operating and procedure rooms. Costs and expenses of approximately $4,965,000, primarily legal, accounting and financial advisory fees, incurred by the Company in connection with the SSCI merger have been recorded in operations during 1995 and reported as merger expenses in the accompanying consolidated statements of income.

     Effective January 17, 1996, a wholly-owned subsidiary of the Company merged with Surgical Care Affiliates, Inc. ("SCA"), and in connection therewith the Company issued 91,856,678 shares of its common stock in exchange for all of SCA's outstanding common stock. Prior to the merger, SCA operated 67 surgery centers in 24 states. Costs and expenses of approximately $19,727,000, primarily legal, accounting and financial advisory fees, incurred by the Company in connection with the SCA merger have been recorded in operations during 1996 and recorded as merger expenses in the accompanying consolidated statements of income.

     Effective March 14, 1996, a wholly-owned subsidiary of the Company merged with Advantage Health Corporation ("Advantage Health"), and in connection therewith the Company issued 18,203,978 shares of its common stock in exchange for all of Advantage Health's outstanding common stock. Prior to the merger, Advantage Health operated a network of 136 sites of service, including four freestanding rehabilitation hospitals, one freestanding multi-use hospital, one nursing home, 68 outpatient rehabilitation facilities, 14 inpatient managed rehabilitation units, 24 rehabilitation services management contracts and six managed subacute rehabilitation units. Costs and expenses of approximately $9,212,000, primarily legal, accounting and financial advisory fees, incurred by the Company in connection with the Advantage Health merger have been recorded in operations during 1996 and reported as merger expenses in the accompanying consolidated statements of income.

     Effective March 3, 1997, a wholly-owned subsidiary of the Company merged with Health Images, Inc. ("Health Images"), and in connection therewith the Company issued 10,343,470 shares of its common stock in exchange for all of Health Images' outstanding common stock. Prior to the merger, Health Images operated 49 freestanding diagnostic imaging centers in 13 states and six in the United Kingdom. Costs and expenses of approximately $15,875,000, primarily legal, accounting and financial advisory fees, incurred by the Company in connection with the Health Images merger have been recorded in operations during 1997 and reported as merger expenses in the accompanying consolidated statements of income.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- (CONTINUED


2.   MERGERS - (CONTINUED)

     The mergers of the Company with SHC, SSCI, SCA, Advantage Health and Health Images were accounted for as poolings of interests and, accordingly, the Company's consolidated financial statements have been restated to include the results of the acquired companies for all periods presented. There were no material transactions between the Company, SHC, SSCI, SCA, Advantage Health and Health Images prior to the mergers. The effects of conforming the accounting policies of the combined companies are not material.

     Combined and separate results of the Company and its 1997 merger with Health Images are as follows (in thousands):


                                                  HEALTH
                                HEALTHSOUTH       IMAGES         COMBINED
                               -------------   ------------   --------------
Year ended December 31, 1995
 Revenues ..................    $ 2,003,146     $ 115,535      $ 2,118,681
 Net income ................         92,521         5,729           98,250
Year ended December 31, 1996

 Revenues ..................    $ 2,436,537     $ 131,618      $ 2,568,155
 Net income (loss) .........        220,818       (30,954)         189,864
Year ended December 31, 1997

 Revenues ..................    $ 2,995,782     $  21,487      $ 3,017,269
 Net income ................        327,206         3,402          330,608



     Prior to its merger with the Company, Advantage Health reported on a fiscal year ending on August 31. Accordingly, the historical financial statements of Advantage Health have been recast to a November 30 fiscal year end to more closely conform to the Company's calendar fiscal year end. The restated financial statements for all periods prior to and including December 31, 1995 are based on a combination of the Company's results for its December 31 fiscal year and Advantage Health's results for its recast November 30 fiscal year. Beginning January 1, 1996, all facilities acquired in the Advantage Health merger adopted a December 31 fiscal year end; accordingly, all consolidated financial statements for periods after December 31, 1995 are based on a consolidation of all of the Company's subsidiaries on a December 31 year end. Advantage Health's historical results of operations for the one month ended December 31, 1995 are not included in the Company's consolidated statements of income or cash flows. An adjustment has been made to stockholders' equity as of January 1, 1996 to adjust for the effect of excluding Advantage Health's results of operations for the one month ended December 31, 1995. The following is a summary of Advantage Health's results of operations and cash flows for the one month ended December 31, 1995 (in thousands):


     Statement of Income Data:

     Revenues ..............................................    $16,111

     Operating unit expenses ...............................     14,394
     Corporate general and administrative expenses .........      1,499
     Provision for doubtful accounts .......................      1,013
     Depreciation and amortization .........................        283
     Loss on impairment of assets ..........................     21,111
     Interest expense ......................................        288
     Interest income .......................................        (16)
                                                                -------
                                                                 38,572
                                                                -------

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES

     Loss before income taxes and minority interests .........      (22,461)
     Benefit for income taxes ................................       (4,959)
     Minority interests ......................................          136
                                                                    -------
     Net loss ................................................    $ (17,638)
                                                                  =========
     Statement of Cash Flow Data:
     Net cash used in operating activities ...................    $  (2,971)
     Net cash provided by investing activities ...............          105
     Net cash used in financing activities ...................         (771)
                                                                  ---------
     Net decrease in cash ....................................    $  (3,637)
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

     The Company has historically assessed recoverability of goodwill and other long-lived assets using undiscounted cash flows estimated to be received over the useful lives of the related assets. In December 1995, certain events occurred which significantly impacted the Company's estimates of future cash flows to be received from the facilities described above. Those events primarily related to a decline in operating results combined with a deterioration in the reimbursement environment at these facilities. As a result of these events, the Company revised its estimates of undiscounted cash flows to be received over the remaining estimated useful lives of these facilities and determined that goodwill and other long-lived assets (primarily property and equipment) had been impaired. The Company developed its best estimates of future operating cash flows at these locations, considering future requirements for capital expenditures as well as the impact of inflation. The projections of cash flows also took into account estimates of significant one-time expenses as well as estimates of additional revenues and resulting income from future marketing efforts in the respective locations. The amount of the impairment charge was determined by discounting the estimates of future cash flows, using an estimated 8.5% incremental borrowing rate, which management believes is commensurate with the risks involved. The resulting net present value of future cash flows was then compared to the historical net book value of goodwill and other long-lived assets at each operating location, which resulted in an impairment loss relative to these centers of $21,111,000.

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

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES

3.   CASH, CASH EQUIVALENTS AND OTHER MARKETABLE SECURITIES

     Cash, cash equivalents and other marketable securities consisted of the following:


                                                                       DECEMBER 31,
                                                               ---------------------------
                                                                   1996           1997
                                                               ------------   ------------
                                                                     (IN THOUSANDS)

   Cash ....................................................    $ 140,278      $ 135,399
   Cash equivalents ........................................        9,793         12,674
                                                                ---------      ---------
     Total cash and cash equivalents .......................      150,071        148,073

   Certificates of deposit .................................        1,765          1,256
   Municipal put bonds .....................................          495          1,570
   Municipal put bond mutual funds .........................          500            500
   Collateralized mortgage obligations .....................        1,000          1,000
                                                                ---------      ---------
   Total other marketable securities .......................        3,760          4,326
                                                                ---------      ---------
   Total cash, cash equivalents and other marketable
     securities (approximates market value) ................    $ 153,831      $ 152,399
                                                                =========      =========


     For purposes of the consolidated balance sheets and statements of cash flows, marketable securities purchased with an original maturity of ninety days or less are considered cash equivalents.

4. OTHER ASSETS

     Other assets consisted of the following:

                                                             DECEMBER 31,
                                                      -------------------------
                                                          1996          1997
                                                      -----------   -----------
                                                           (IN THOUSANDS)
   Notes receivable ...............................    $ 38,359      $  70,655
   Investment in Caretenders Health Corp. .........       7,370          7,809
   Prepaid long-term lease ........................       8,397          9,190
   Other equity investments .......................      15,362         37,027
   Real estate investments ........................      10,020         21,911
   Trusteed funds .................................       1,879            921
   Other ..........................................       2,629         14,798
                                                       --------      ---------
                                                       $ 84,016      $ 162,311
                                                       ========      =========

     The Company has a 19% ownership interest in Caretenders Health Corp. ("Caretenders") which is being accounted for using the equity method of accounting. The investment was initially valued at $7,250,000. The Company's equity in earnings of Caretenders for the years ended December 31, 1995, 1996 and 1997 was not material to the Company's consolidated results of operations.

     It was not practicable to estimate the fair value of the Company's various other equity investments (involved in operations similar to those of the Company) because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. The carrying amount at December 31, 1997 represents the original cost of the investments, which management believes is not impaired.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                                                                   DECEMBER 31,
                                                                           ----------------------------
                                                                               1996            1997
                                                                           ------------   -------------
                                                                                  (IN THOUSANDS)

   Land .................................................................  $   93,631      $  112,944
   Buildings ............................................................     844,775       1,030,849
   Leasehold improvements ...............................................     112,149         186,003
   Furniture, fixtures and equipment ....................................     801,443       1,044,374
   Construction-in-progress .............................................      73,815          32,426
                                                                           ----------      ----------
                                                                            1,925,813       2,406,596

   Less accumulated depreciation and amortization .......................     460,980         555,831
                                                                           ----------      ----------
                                                                           $1,464,833      $1,850,765
                                                                           ==========      ==========

6. INTANGIBLE ASSETS

     Intangible assets consisted of the following:

                                                                                     DECEMBER 31,
                                                                           -------------------------------
                                                                                1996             1997
                                                                           --------------   --------------
                                                                                   (IN THOUSANDS)

   Organizational, partnership formation and start-up
     costs (see Note 1) ................................................   $   238,126      $   255,810
   Debt issue costs ....................................................        34,905           33,114
   Noncompete agreements ...............................................        86,566          121,581
   Cost in excess of net asset value of purchased
     facilities ........................................................       947,104        2,103,085
                                                                           -----------      -----------
                                                                             1,306,701        2,513,590
   Less accumulated amortization .......................................       212,280          270,218
                                                                           -----------      -----------
                                                                           $ 1,094,421      $ 2,243,372
                                                                           ===========      ===========


7. LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                                   DECEMBER 31,
                                                                           --------------------------
                                                                              1996          1997
                                                                           ----------- --------------
                                                                                (IN THOUSANDS)
   Notes and bonds payable:

    Advances under a $1,250,000,000 credit agreement with banks..........  $  995,000   $ 1,175,000
    9.5% Senior Subordinated Notes due 2001 .............................     250,000       250,000
    5.0% Convertible Subordinated Debentures due 2001 ...................     115,000            --
    Notes payable to banks and various other notes payable, at interest
      rates from 5.5% to 14.9% ..........................................     151,384       114,899
    Hospital revenue bonds payable ......................................      22,503        14,836
    Noncompete agreements payable with payments due at intervals
      ranging through December 2004 .....................................      26,256        47,089
                                                                           ----------   -----------
                                                                            1,560,143     1,601,824
    Less amounts due within one year ....................................      47,089        46,489
                                                                           ----------   -----------
                                                                           $1,513,054   $ 1,555,335
                                                                           ==========   ===========

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES

7.   LONG-TERM DEBT - (CONTINUED)

     The fair value of total long-term debt approximates book value at December 31, 1996 and 1997. The fair values of the Company's long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     During 1995, the Company entered into a Credit Agreement with NationsBank, N.A. ("NationsBank") and other participating banks (the "1995 Credit Agreement") which consisted of a $1,000,000,000 revolving credit facility. On April 18, 1996, the Company amended and restated the 1995 Credit Agreement to increase the size of the revolving credit facility to $1,250,000,000 (the "1996 Credit Agreement"). Interest is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. The Company is required to pay a fee on the unused portion of the revolving credit facility ranging from 0.08% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on March 31, 2001 (see also Note 14). The Company provided a negative pledge on all assets for the 1996 Credit Agreement and the lenders released the first priority security interest in all shares of stock of the Company's subsidiaries and rights and interests in the Company's controlled partnerships which had been granted under the 1995 Credit Agreement. At December 31, 1997, the effective interest rate associated with the 1996 Credit Agreement was approximately 6.13%.

     In connection with the Horizon/CMS acquisition in 1997 (see Note 9), the Company entered into a Bridge Credit Agreement with NationsBank and other banks (the "Bridge Credit Agreement") which provided for a $1,250,000,000 Senior
Bridge Loan Facility on substantially the same terms as the 1996 Credit Agreement. At the time of the closing of Horizon/CMS acquisition, approximately $1,000,000,000 was drawn under the Senior Bridge Credit Facility, primarily to repay certain existing indebtedness of Horizon/CMS. The Company repaid all amounts drawn under the Bridge Credit Agreement upon the closing of the sale of the Horizon/CMS long-term care assets to Integrated Health Services, Inc. on December 31, 1997 (see Note 9), thereby permanently reducing the amount available thereunder to $500,000,000. Any amounts drawn under the Bridge Credit Agreement are payable in full on October 31, 1998.

     On March 24, 1994, the Company issued $250,000,000 principal amount of 9.5% Senior Subordinated Notes due 2001 (the "Notes"). Interest is payable on April 1 and October 1. The Notes are senior subordinated obligations of the Company and as such are subordinated to all existing and future senior indebtedness of the Company, and also are effectively subordinated to all existing and future liabilities of the Company's subsidiaries and partnerships. The Notes rank senior to all subordinated indebtedness of the Company. The Notes mature on April 1, 2001.

     Also on March 24, 1994, the Company issued $100,000,000 principal amount of 5% Convertible Subordinated Debentures due 2001 (the "Convertible Debentures"). An additional $15,000,000 of Convertible Debentures was issued in April 1994 to cover underwriters' over allotments. Interest is payable on April 1 and October
1. The Convertible Debentures were convertible into Common Stock of the Company at the option of the holder at a conversion price of $9.406 per share, subject to adjustment in the occurrence of certain events. Substantially all of the Convertible Debentures were converted into approximately 12,226,000 shares of the Company's Common Stock on or prior to April 1, 1997.

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

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES

7.   LONG-TERM DEBT - (CONTINUED)

     Principal maturities of long-term debt are as follows:


YEAR ENDING DECEMBER 31,             (IN THOUSANDS)
---------------------------------   ---------------
  1998 ..........................      $   46,489
  1999 ..........................         378,564
  2000 ..........................          20,953
  2001 ..........................       1,088,656
  2002 ..........................          28,426
  After 2002 ....................          38,736
                                       ----------
                                       $1,601,824

                                       ==========


8.   STOCK OPTIONS

     The Company has various stockholder-approved stock option plans which provide for the grant of options to directors, officers and other key employees to purchase Common Stock at 100% of the fair market value as of the date of grant. The Audit and Compensation Committee of the Board of Directors administers the stock option plans. Options may be granted as incentive stock options or as non-qualified stock options. Incentive stock options vest 25% annually, commencing upon completion of one year of employment subsequent to the date of grant. Certain of the non-qualified stock options are not subject to any vesting provisions, while others vest on the same schedule as the incentive stock options. The options expire at dates ranging from five to ten years from the date of grant.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 is effective for fiscal years beginning after December 15, 1995 and allows for the option of continuing to account for stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, or selecting the fair value method of expense recognition as described in SFAS 123. The Company has elected to follow APB 25 in accounting for its employee stock options. The Company follows SFAS 123 in accounting for its non-employee stock options. The total compensation expense associated with non-employee stock options granted in 1996 and 1997 was not material.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995, 1996 and 1997, respectively: risk-free interest rates of 5.87%, 6.01% and 6.12%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .36, .37 and .37; and a weighted-average expected life of the options of 4.3 years for 1995 and 1996, and 6.2 years for 1997.

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

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                             YEAR ENDED DECEMBER 31,
                                         ------------------------------
                                      1995            1996             1997
                                 -------------   --------------   --------------
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Pro forma net income .........     $  80,059       $  162,463       $  290,517
Pro forma earnings per share:
 Basic .......................          0.28             0.51             0.84
 Diluted .....................          0.26             0.48             0.80

     The effect of compensation expense from stock options on 1995 pro forma net income reflects only the vesting of 1995 awards. The 1996 pro forma net income reflects the second year of vesting of the 1995 awards and the first year of vesting of 1996 awards. The 1997 pro forma net income reflects the third year of vesting of the 1995 awards, the second year of vesting the 1996 awards and the first year of vesting of the 1997 awards. Not until 1998 will the full effect of recognizing compensation expense for stock options be representative of the possible effects on pro forma net income for future years.

     A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                           1995                       1996                      1997
                                                 ------------------------   ------------------------   -----------------------
                                                                WEIGHTED                   WEIGHTED                   WEIGHTED
                                                                 AVERAGE                    AVERAGE                   AVERAGE
                                                   OPTIONS      EXERCISE      OPTIONS      EXERCISE      OPTIONS      EXERCISE
                                                    (000)         PRICE        (000)         PRICE        (000)        PRICE
                                                 -----------   ----------   -----------   ----------   -----------   ---------
Options outstanding January 1 ................      30,150         $ 4         35,068         $ 5         32,806        $ 7
 Granted .....................................       7,639           9          4,769          17         10,485         22
 Exercised ...................................      (2,237)          4         (6,709)          5         (9,604)         7
 Canceled ....................................        (484)          5           (322)          6           (995)        20
                                                    ------                     ------                     ------
Options outstanding at December 31 ...........      35,068         $ 5         32,806         $ 7         32,692        $12
Options exercisable at December 31 ...........      26,293         $ 5         27,678         $ 6         28,125        $11
Weighted average fair value of options granted
 during the year .............................    $   3.81                   $   7.13                   $  10.59

     The following table summarizes information about stock options outstanding at December 31, 1997.

                                        OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                            --------------------------------------------   -------------------------------
                                                 WEIGHTED      WEIGHTED                       WEIGHTED
                                                 AVERAGE       AVERAGE                         AVERAGE
                              DECEMBER 31,      REMAINING     EXCERCISE      DECEMBER 31,     EXCERCISE
                                  1997             LIFE         PRICE            1997           PRICE
                            ----------------   -----------   -----------   ---------------   ----------
                             (IN THOUSANDS)      (YEARS)                    (IN THOUSANDS)
Under $8.40..............        17,933        5.44          $  5.29           16,719        $  5.07
$8.40 -- $20.15..........         8,580        8.04            16.64            7,238          16.69
$20.16 and above.........         6,179        8.89            23.39            4,168          23.29

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES

9. ACQUISITIONS

1995 ACQUISITIONS

     Effective April 1, 1995, the Company acquired the rehabilitation hospitals division of NovaCare, Inc. ("NovaCare"), consisting of 11 rehabilitation hospitals, 12 other facilities and certificates of need to build two other facilities. The total purchase price for the NovaCare facilities was approximately $235,000,000 in cash. The cost in excess of net asset value was approximately $173,000,000. Of this excess, approximately $129,000,000 was allocated to leasehold value and the remaining $44,000,000 to cost in excess of net asset value of purchased facilities. As part of the acquisition, the Company acquired approximately $4,790,000 in deferred tax assets. The Company also provided approximately $10,000,000 for the write-down of certain assets to net realizable value as the result of a planned facility consolidation in a market where the Company's existing services overlapped with those of an acquired facility. The planned employee separations and facility consolidation were completed by the end of 1995.

     Effective December 1, 1995, the Company acquired Caremark Orthopedic Services Inc. ("Caremark"). At the time of the acquisition, Caremark owned and operated approximately 120 outpatient rehabilitation centers in 13 states. The total purchase price was approximately $127,500,000 in cash.

     Also at various dates during 1995, the Company acquired 70 separate outpatient rehabilitation operations located throughout the United States, three physical therapy practices, one home health agency, one nursing home, 75 licensed subacute beds, five outpatient surgery centers and 16 outpatient diagnostic imaging operations. The combined purchase prices of these acquisitions was approximately $178,393,000. The form of consideration constituting the combined purchase prices was approximately $152,833,000 in cash and $25,560,000 in notes payable.

     In connection with these transactions, the Company entered into noncompete agreements with former owners totaling $16,222,000. In general, these noncompete agreements are payable in monthly or quarterly installments over periods ranging from five to ten years.

     The fair value of the total net assets relating to the 1995 acquisitions described above, excluding the NovaCare acquisition, was approximately $81,455,000. The total cost of these acquisitions exceeded the fair value of the net assets acquired by approximately $224,438,000. Based on the evaluation of each acquisition utilizing the criteria described above, the Company determined that the cost in excess of net asset value of purchased facilities relating to the 1995 acquisitions should be amortized over periods ranging from 25 to 40 years on a straight-line basis. No other identifiable intangible assets were recorded in the acquisitions described above.

     All of the 1995 acquisitions described above were accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements from their respective dates of acquisition. With the exception of the NovaCare rehabilitation hospitals acquisition, none of the above acquisitions were material individually or in the aggregate.

1996 ACQUISITIONS

     At various dates during 1996, the Company acquired 80 outpatient rehabilitation facilities, three outpatient surgery centers, one inpatient rehabilitation hospital and one diagnostic imaging center. The acquired operations are located throughout the United States. The total purchase price of the acquired operations was approximately $104,321,000. The form of consideration constituting the total purchase prices was approximately $92,319,000 in cash and $12,002,000 in notes payable.

     In connection with these transactions, the Company entered into noncompete agreements with former owners totaling $11,900,000. In general, these noncompete agreements are payable in monthly or quarterly installments over periods ranging from five to ten years.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES

9. ACQUISITIONS - (CONTINUED)

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

1997 ACQUISITIONS

     Effective October 29, 1997, the Company acquired Horizon/CMS Healthcare Corporation ("Horizon/CMS") in a stock-for-stock merger in which the stockholders of Horizon/CMS received 0.84338 of a share of the Company's common stock per share of Horizon/CMS common stock. At the time of the acquisition, Horizon/CMS operated 30 inpatient rehabilitation hospitals and approximately 275 outpatient rehabilitation centers, among other strategic businesses, as well as certain long-term care businesses. In the transaction, the Company issued approximately 45,261,000 shares of its common stock, valued at $975,824,000, exchanged options to acquire 3,313,000 shares of common stock, valued at $23,191,000, and assumed approximately $740,000,000 in long-term debt.

     Effective December 31, 1997, the Company sold certain non-strategic assets of Horizon/CMS to Integrated Health Services, Inc. ("IHS"). Under the terms of the sale, the Company sold 139 long-term care facilities, 12 specialty hospitals, 35 institutional pharmacy locations and over 1,000 rehabilitation therapy contracts with long-term care facilities. The transaction was valued at approximately $1,224,000,000, including the payment by IHS of approximately $1,130,000,000 in cash (net of certain adjustments) and the assumption by IHS of approximately $94,000,000 in debt.

     In accordance with Emerging Issues Task Force Issue 87-11, "Allocation of Purchase Price to Assets to be Sold" ("EITF 87-11"), the results of operations of the non-strategic assets sold to IHS from the acquisition date to December 31, 1997, including a net loss of $7,376,000, have been excluded from the Company's results of operations in the accompanying financial statements. The gain on the disposition of the assets sold to IHS, totaling $10,996,000, has been accounted for as an adjustment to the original Horizon/CMS purchase price allocation.

     The following table summarizes the unaudited pro forma combined results of operations for the Company and Horizon/CMS, assuming the Horizon/CMS acquisition and subsequent sale of non-strategic assets to IHS had occurred at the beginning of each of the following periods:


                                                       YEAR ENDED DECEMBER 31,
                                                -----------------------------------
                                                      1996               1997
                                                ----------------   ----------------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues ....................................     $  3,285,096       $  3,615,123
Net income ..................................          199,773            292,651
Net income per common share -- assuming dilu-
 tion .......................................             0.52               0.72


     The Company also intends to sell the physician and allied health professional placement service business it acquired in the Horizon/CMS acquisition (the "Physician Placement Services Subsidiary"). This sale is currently expected to be completed by mid-1998. Accordingly, a portion of the Horizon/CMS

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES

9. ACQUISITIONS - (CONTINUED)

purchase price has been allocated to the Physician Placement Services Subsidiary and this amount is classified as assets held for sale in the accompanying
December 31, 1997 consolidated balance sheet. The allocated amount of $60,400,000 represents the net assets of the Physician Placement Services Subsidiary, plus anticipated cash flows from (a) operations of the Physician Placement Services Subsidiary during the holding period and (b) proceeds from the sale of the Physician Placement Services Subsidiary. The results of operations of the Physician Placement Services Subsidiary from the acquisition date to December 31, 1997, including net income of $1,230,000, have been excluded from the Company's results of operations in the accompanying financial statement in accordance with EITF 87-11.

     Effective September 30, 1997, the Company acquired ASC Network Corporation ("ASC") in a cash-for-stock merger. At the time of the acquisition, ASC operated 29 outpatient surgery centers in eight states. The total purchase price for ASC was approximately $130,827,000 in cash, plus the assumption of approximately $61,000,000 in long-term debt.

     Effective October 23, 1997, the Company acquired National Imaging Affiliates, Inc. ("NIA") in a stock-for-stock merger. At the time of the acquisition, NIA operated eight diagnostic imaging centers in six states and a radiology management services business. In conjunction with the transaction, NIA spun off its radiology management services business, which continues to be owned by the former NIA stockholders. In the transaction, the Company issued approximately 984,000 shares of its common stock, valued at $20,706,000, in exchange for all of the outstanding shares of NIA.

     At various dates and in separate transactions throughout 1997, the Company acquired 135 outpatient rehabilitation facilities, four outpatient surgery centers and eight diagnostic imaging facilities located throughout the United States. The Company also acquired an inpatient rehabilitation hospital located in Australia. The total purchase price of the acquired operations was approximately $136,819,000. The form of consideration constituting the total purchase prices was $134,519,000 in cash and $2,300,000 in notes payable.

     In connection with these transactions, the Company entered into noncompete agreements with former owners totaling $29,275,000. In general, these noncompete agreements are payable in monthly or quarterly installments over periods ranging from five to ten years.

     The fair value of the total net assets relating to the 1997 acquisitions described above was approximately $233,469,000. The total cost of the 1997 acquisitions exceeded the fair value of the net assets acquired by approximately $1,053,898,000. Based on the evaluation of each acquisition utilizing the criteria described above, the Company determined that the cost in excess of net asset value of purchased facilities relating to the 1997 acquisitions should be amortized over a period of twenty-five to forty years on a straight-line basis. At December 31, 1997 the purchase price allocation associated with the 1997 acquisitions is preliminary in nature. During 1998 the Company will make adjustments, if necessary, to the purchase price allocation based on revisions to the fair value of the assets acquired.

     All of the 1997 acquisitions described above were accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements from their respective dates of acquisition. With the exception of the operations acquired in the Horizon/CMS acquisition (for which pro forma data has been disclosed above), the results of operations of the acquired businesses were not material individually or in the aggregate to the Company's consolidated results of operations and financial position.

10. INCOME TAXES

     HEALTHSOUTH and its subsidiaries file a consolidated federal income tax return. The limited partnerships and limited liability companies file separate income tax returns. HEALTHSOUTH's allocable portion of each partnership's income or loss is included in the taxable income of the Company. The remaining income or loss of each partnership and limited liability company is allocated to the limited partners.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES

10. INCOME TAXES - (CONTINUED)

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

                                                   CURRENT     NONCURRENT        TOTAL
                                                  ---------   ------------   -------------
                                                               (IN THOUSANDS)
Deferred tax assets:
 Acquired net operating loss ..................    $    --     $   5,283       $   5,283
 Development costs ............................         --           849             849
 Accruals .....................................      6,634            --           6,634
 Allowance for bad debts ......................     34,700            --          34,700
 Other ........................................      2,433         2,597           5,030
                                                   -------     ---------       ---------
Total deferred tax assets .....................     43,767         8,729          52,496
Deferred tax liabilities:
 Depreciation and amortization ................         --        30,441          30,441
 Purchase price accounting ....................         --         4,802           4,802
 Non-accrual experience method ................     17,694            --          17,694
 Contracts ....................................      3,849            --           3,849
 Capitalized costs ............................      5,013        22,672          27,685
 Other ........................................      1,973         2,604           4,577
                                                   -------     ---------       ---------
Total deferred tax liabilities ................     28,529        60,519          89,048
                                                   -------     ---------       ---------
Net deferred tax assets (liabilities) .........    $15,238     $ (51,790)      $ (36,552)
                                                   =======     =========       =========

     At December 31, 1997, the Company has net operating loss carryforwards of approximately $28,755,000 for income tax purposes expiring through the year 2017. Those carryforwards resulted from the Company's acquisitions of Diagnostic Health Corporation, Renaissance Rehabilitation Center, Inc., Rebound, Inc., Health Images and Horizon/CMS.

     Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 are as follows:

                                              CURRENT       NONCURRENT         TOTAL
                                           -------------   ------------   --------------
                                                          (IN THOUSANDS)
Deferred tax assets:
 Accruals ..............................     $  19,564      $      --       $   19,564
 Net operating loss ....................            --         11,039           11,039
 Other .................................            --          2,834            2,834
                                             ---------      ---------       ----------
Total deferred tax assets ..............        19,564         13,873           33,437
Deferred tax liabilities:
 Depreciation and amortization .........            --         90,486           90,486
 Capitalized costs .....................         9,038             --            9,038
 Allowance for bad debts ...............        41,023             --           41,023
 Other .................................         3,622             --            3,622
                                             ---------      ---------       ----------
Total deferred tax liabilities .........        53,683         90,486          144,169
                                             ---------      ---------       ----------
Net deferred tax liabilities ...........     $ (34,119)     $ (76,613)      $ (110,732)
                                             =========      =========       ==========

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES

10. INCOME TAXES - (CONTINUED)

     The provision for income taxes was as follows:

                             YEAR ENDED DECEMBER 31,
                     --------------------------------------
                        1995          1996          1997
                     ----------   -----------   -----------
                                 (IN THOUSANDS)
Currently payable:
 Federal .........    $70,629      $116,023      $166,884
 State ...........      9,586        13,598        26,749
                      -------      --------      --------
                       80,215       129,621       193,633
Deferred expense:
 Federal .........        367        13,281        10,790
 State ...........         29         1,027         1,730
                      -------      --------      --------
                          396        14,308        12,520
                      -------      --------      --------
                      $80,611      $143,929      $206,153
                      =======      ========      ========

     As part of the acquisitions of Horizon/CMS, ASC and NIA, the Company acquired approximately $6,729,000 in deferred tax liabilities.

     The Company made a retroactive election under Internal Revenue Code Section 475 which allowed it to mark certain assets to fair market value, resulting in refunded income taxes and an increase to deferred tax liabilities of approximately $54,931,000.

     The difference between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes was as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                           1995           1996          1997
                                                       ------------   -----------   -----------
                                                                    (IN THOUSANDS)
Federal taxes at statutory rates ...................    $  78,322      $ 134,457     $ 210,572
Add (deduct):
 State income taxes, net of federal tax benefit.....        6,250          9,506        18,511
 Minority interests ................................      (15,102)       (17,303)      (22,705)
 Disposal/impairment charges .......................        9,955          6,563         1,576
 Other .............................................        1,186         10,706        (1,801)
                                                        ---------      ---------     ---------
                                                        $  80,611      $ 143,929     $ 206,153
                                                        =========      =========     =========

11. COMMITMENTS AND CONTINGENCIES

     The Company is a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

     Beginning December 1, 1993, the Company became self-insured for professional liability and comprehensive general liability. The Company purchased coverage for all claims incurred prior to December 1, 1993. In addition, the Company purchased underlying insurance which would cover all claims once established limits have been exceeded. It is the opinion of management that at December 31, 1997 the Company has adequate reserves to cover losses on asserted and unasserted claims.

     Prior to consummation of the SCA and Advantage Health mergers (see Note 2),
these  companies   carried   professional   malpractice  and  general  liability
insurance. The policies were carried on a claims

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES

11. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

made basis. The companies had policies in place to track and monitor incidents of significance. Management is unaware of any claims that may result in a loss in excess of amounts covered by existing insurance.

     In connection with the Horizon/CMS acquisition, the Company assumed Horizon/CMS's open professional and general liability claims. The Company has entered into an agreement with an insurance carrier to assume responsibility for the majority of open claims. Under this agreement, a "risk transfer" is being conducted which will convert Horizon/CMS's self-insured claims to insured liabilities consistent with the terms of the underlying insurance policy.

     Horizon/CMS is currently a party, or is subject, to certain litigation matters and disputes. The Company itself is, in general, not a party to such litigation. These matters include actions on investigations initiated by the Securities and Exchange Commission, New York Stock Exchange, various federal and state regulatory agencies, stockholders of Horizon/CMS and other parties. Both Horizon/CMS and the Company are working to resolve these matters and cooperating fully with the various regulatory agencies involved. As of December 31, 1997, it was not possible for the Company to predict the ultimate outcome or effect of these matters. In management's opinion, the ultimate resolution of these matters will not have a material effect on the Company's financial position.

     At December 31, 1997, anticipated capital expenditures for the next twelve months are $400,000,000. This amount includes expenditures for maintenance and expansion of the Company's existing facilities as well as development and integration of the Company's services in selected metropolitan markets.

     Operating leases generally consist of short-term lease agreements for buildings where facilities are located. These leases generally have 5-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Total rental expense for all operating leases was $103,308,000, $131,994,000 and $160,404,000 for the years ended December 31, 1995, 1996 and
1997, respectively.

     The following is a schedule of future minimum lease payments under all operating leases having initial or remaining non-cancelable lease terms in excess of one year:


YEAR ENDING DECEMBER 31,                                  (IN THOUSANDS)
------------------------------------------------------   ---------------
            1998 .....................................       $179,658
            1999 .....................................        150,855
            2000 .....................................        125,479
            2001 .....................................         98,643
            2002 .....................................         72,600
            After 2002 ...............................        313,403
                                                             --------
            Total minimum payments required ..........       $940,638
                                                             ========


12. EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) savings plan which matches 15% of the first 4% of earnings that an employee contributes. All contributions are in the form of cash. All employees who have completed one year of service with a minimum of 1,000 hours worked are eligible to participate in the plan. Company contributions are gradually vested over a seven-year service period. Contributions to the plan by the Company were approximately $1,408,000, $2,420,000 and $2,628,000 in 1995, 1996 and 1997, respectively.

     In 1991, the Company established an Employee Stock Ownership Plan ("ESOP") for the purpose of providing substantially all employees of the Company the opportunity to save for their retirement and acquire a proprietary interest in the Company. The ESOP currently owns approximately 3,320,000 shares of the Company's common stock, which were purchased with funds borrowed from the Company, $10,000,000

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES

12. EMPLOYEE BENEFIT PLANS - (CONTINUED)

in 1991 (the "1991 ESOP Loan") and  $10,000,000  in 1992 (the "1992 ESOP Loan").
At December 31, 1997, the combined ESOP Loans had a balance of $12,247,000. The 1991 ESOP Loan, which bears an interest rate of 10%, is payable in annual installments covering interest and principal over a ten-year period beginning in 1992. The 1992 ESOP Loan, which bears an interest rate of 8.5%, is payable in annual installments covering interest and principal over a ten-year period beginning in 1993. Company contributions to the ESOP began in 1992 and shall at least equal the amount required to make all ESOP loan amortization payments for each plan year. The Company recognizes compensation expense based on the shares allocated method. Compensation expense related to the ESOP recognized by the Company was $3,524,000, $3,198,000 and $3,249,000 in 1995, 1996 and 1997,
respectively. Interest incurred on the ESOP Loans was approximately $1,460,000, $1,298,000 and $1,121,000 in 1995, 1996 and 1997, respectively. Approximately
1,508,000 shares owned by the ESOP have been allocated to participants at December 31, 1997.

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

13. IMPAIRMENT OF LONG-TERM ASSETS

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

     In 1996, the Company recorded an asset impairment charge of approximately $37,390,000 relating to tangible assets identifiable with the development and manufacture of the HI Standard and HI STAR MRI systems. Approximately $28,665,000 of this charge related to the development and manufacture of the HI STAR MRI system, while the remaining charge of $8,725,000 related to HI Standard MRI systems already in service.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES

13. IMPAIRMENT OF LONG-TERM ASSETS - (CONTINUED)

     During the fourth quarter of 1996 the Company performed an evaluation of the viability of continued development and manufacture, and the continued use of mid-field (0.6 Tesla) MRI systems. Both the HI Standard and the HI STAR MRI systems are mid-field MRI systems. The Company's evaluation revealed that due to improvements in technology, high-field (1.5 Tesla) MRI systems could be purchased at significantly lower costs than the production costs of the Company's mid-field MRI systems. Additionally, it was noted that future maintenance costs of the high-field MRI systems were significantly less than the cost currently being incurred for maintenance of the internally developed mid-field MRI systems. The evaluation also confirmed that procedures could be performed in the high-field MRI systems in approximately one-third of the time that the same procedure could be performed in a mid-field MRI system. In addition, the Company was experiencing pressures from third-party payors and referring physicians to implement high-field MRI systems due to increased patient satisfaction from the reduced procedure time and the improved images derived from such systems. Based on these facts and circumstances the Company determined that there was a significant decrease in the market value of the related assets. Accordingly, the Company decided to cease development and manufacture of the HI STAR MRI system and developed a plan to replace all of its HI Standard MRI systems during the following eighteen months.

     With respect to the $28,665,000 charge related to the development and manufacture of the HI STAR MRI system, approximately $20,503,000 was work-in-process, $4,244,000 was a prototype HI STAR MRI system and inventory of component parts and $3,918,000 was machinery and equipment used in the development and manufacturing processes. The Company was not able to find any application or use of these assets within its existing operations. Also, since the HI STAR MRI system was not fully developed, the Company has not been able to find a buyer for any of the assets. Therefore, the Company has assigned no fair value at December 31, 1996 to the assets related to the development and manufacture of the HI STAR MRI system.

     With respect to the $8,725,000 charge related to the HI Standard MRI systems already in service, the Company explored the market for the sale of these systems in the open market or through trade with other manufacturers. For the same reasons that led the Company to develop a plan to replace the HI Standard MRI systems with high-field MRI systems, no potential purchaser, or manufacturer willing to trade, has been found. Therefore, the Company has assigned no fair value at December 31, 1996 to the HI Standard MRI systems to be disposed of.

14. SUBSEQUENT EVENTS

     On March 15, 1998,  pursuant to the terms of the 1996 Credit Agreement (see
Note 7), the Company elected to convert $350,000,000 of the $1,250,000,000 1996 Credit Agreement into a two-year amortizing term note maturing on December 31, 1999. In conjunction with this election, the Company has received a $350,000,000 commitment from NationsBank for an additional 364-day facility (the "Interim Revolving Credit Facility") which is on substantially the same terms as the 1996 Credit Agreement.

     On March 20, 1998, the Company issued $500,000,000 in 3.25% Convertible Subordinated Debentures due 2003 (the "Convertible Debentures due 2003") in a private offering. The Convertible Debentures due 2003 are convertible into Common Stock of the Company at the option of the holder at a conversion price of $36.625 per share, subject to adjustment upon the occurrence of certain events. The proceeds from this debt offering will be used by the Company to pay off all amounts drawn subsequent to December 31, 1997 under the Bridge Credit Agreement (see Note 7) and reduce outstanding amounts under the 1996 Credit Agreement. Effective with the sale of the Convertible Debentures due 2003, the Bridge Credit Agreement was terminated.

     Because the Company intends to pay off the two-year term portion of the 1996 Credit Agreement with proceeds from the Interim Revolving Credit Facility or other long-term financing arrangements, all amounts associated with the 1996 Credit Agreement outstanding at December 31, 1997 are classified as non-current.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company has not changed independent accountants within the 24 months prior to December 31, 1997.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

DIRECTORS

     The following table sets forth certain information with respect to the Company's Directors.

                                                               PRINCIPAL OCCUPATION
                                                                AND ALL POSITIONS                       A DIRECTOR
               NAME                   AGE                        WITH THE COMPANY                         SINCE
----------------------------------   -----   -------------------------------------------------------   -----------
Richard M. Scrushy ...............    45     Chairman of the Board and Chief Executive Officer            1984
                                             and Director

James P. Bennett .................    40     President and Chief Operating Officer and Director           1993
Phillip C. Watkins, M.D. .........    56     Physician, Birmingham, Alabama, and Director                 1984
George H. Strong .................    71     Private Investor, Locust, New Jersey, and Director           1984
C. Sage Givens ...................    41     General Partner, Acacia Venture Partners and Director        1985
Charles W. Newhall III ...........    53     Partner, New Enterprise Associates Limited Partner-          1985
                                             ships, and Director

Larry R. House ...................    54     Private Investor, Birmingham, Alabama, and Director          1993
Anthony J. Tanner ................    49     Executive Vice President -- Administration and Sec-          1993
                                             retary and Director

P. Daryl Brown ...................    43     President -- HEALTHSOUTH Outpatient Centers                  1995
                                             and Director
John S. Chamberlin ...............    69     Private Investor, Princeton, New Jersey, and Director        1993
Joel C. Gordon ...................    68     Private Investor, Nashville, Tennessee, Consultant to        1996
                                             the Company and Director

Michael D. Martin ................    37     Executive Vice President, Chief Financial Officer and        1998
                                             Treasurer and Director

     Richard M. Scrushy, one of the Company's management founders, has served as Chairman of the Board and Chief Executive Officer of the Company since 1984, and also served as President of the Company from 1984 until March 1995. From 1979 to 1984, Mr. Scrushy was with Lifemark Corporation, a publicly-owned healthcare corporation, serving in various operational and management positions. Mr. Scrushy is also Chairman of the Board of MedPartners, Inc., a publicly-traded physician practice management company for which he also served as Acting Chief Executive Officer from January 16 through March 18, 1998, and Chairman of the Board of Capstone Capital, Inc., a publicly-traded real estate investment trust. He also serves on the boards of directors of several privately-held healthcare corporations and is a principal of 21st Century Health Ventures L.L.C., a private equity investment fund sponsor.

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

     Larry R. House served as Chairman of the Board, President and Chief Executive Officer of MedPartners, Inc. a publicly-traded physician practice management firm, from August 1993 until January 16, 1998. Mr. House was elected a Director of the Company in February 1993. At the same time he became President -- HEALTHSOUTH International, Inc. and New Business Ventures, a position which he held until August 31, 1994, when he terminated his employment with the Company to concentrate on his duties at MedPartners. Mr. House joined the Company in September 1985 as Director of Marketing, subsequently served as Senior Vice President and Chief Operating Officer of the Company, and in June 1992 became President and Chief Operating Officer -- HEALTHSOUTH Medical Centers. Prior to joining the Company, Mr. House was president and chief executive officer of a provider of clinical contract management services for more than ten years.

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

     John S. Chamberlin retired in 1988 as president and chief operating officer of Avon Products, Inc., a position he had held since 1985. From 1976 until 1985, he served as chairman and chief executive officer of Lenox, Incorporated, after 22 years in various assignments for General Electric. From 1990 to 1991, he served as chairman and chief executive officer of New Jersey Publishing Co. Mr. Chamberlin is chairman of the board of Life Fitness Company and WNS, Inc., and is a director of The Scotts Company and UroHealth Systems, Inc. He is a member of the Board of Trustees of the Medical Center at Princeton and is a trustee of the Woodrow Wilson National Fellowship Foundation.

     Joel C. Gordon served as Chairman of the Board of Directors of SCA from its founding in 1982 until January 17, 1996, when SCA was acquired by the Company. Mr. Gordon also served as Chief Executive Officer of SCA from 1987 until January 17, 1996. Mr. Gordon serves on the boards of directors of Genesco, Inc., an apparel manufacturer, and SunTrust Bank of Nashville, N.A.

     Michael D. Martin joined the Company in October 1989 as Vice President and Treasurer, and was named Senior Vice President -- Finance and Treasurer in February 1994 and Executive Vice President -- Finance and Treasurer in May 1996. In October 1997, he was additionally named Chief Financial Officer of the Company, and in March 1998, he was named a Director of the Company. From 1983 through September 1989, Mr. Martin specialized in healthcare lending with AmSouth Bank N.A., Birmingham, Alabama, where he was a Vice President immediately prior to joining the Company. Mr. Martin is a Director of Capstone Capital, Inc. and MedPartners, Inc. and is a principal of 21st Century Health Ventures.

EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the Company's executive officers.

                                                            ALL POSITIONS                         AN OFFICER
            NAME                AGE                        WITH THE COMPANY                         SINCE
----------------------------   -----   -------------------------------------------------------   -----------
Richard M. Scrushy .........    45     Chairman of the Board and Chief Executive Officer            1984
                                       and Director

James P. Bennett ...........    40     President and Chief Operating Officer and Director           1991
Anthony J. Tanner ..........    49     Executive Vice President -- Administration and Sec-          1984
                                       retary and Director

Michael D. Martin ..........    37     Executive Vice President, Chief Financial Officer and        1989
                                       Treasurer and Director
Thomas W. Carman ...........    46     Executive Vice President -- Corporate Development            1985
P. Daryl Brown .............    43     President -- HEALTHSOUTH Outpatient Centers                  1986
                                       and Director

Robert E. Thomson ..........    50     President -- HEALTHSOUTH Inpatient Operations                1987
Patrick A. Foster ..........    51     President -- HEALTHSOUTH Surgery Centers                     1994
Russell H. Maddox ..........    57     President -- HEALTHSOUTH Imaging Centers                     1995
William T. Owens ...........    39     Group Senior Vice President -- Finance and Controller        1986
William W. Horton ..........    38     Senior Vice President and Corporate Counsel and As-          1994
                                       sistant Secretary

     Biographical information for Messrs. Scrushy, Bennett, Tanner, Brown and Martin is set forth above under this Item, "Directors and Executive Officers -- Directors".

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

     Patrick A. Foster joined the Company in February 1994 as Director of Operations and subsequently served as Group Vice President -- Inpatient Operations and Senior Vice President -- Inpatient Operations. He was named President -- HEALTHSOUTH Surgery Centers in October 1997. From August 1992 until February 1994, he served as Senior Vice President of the Rehabilitation/Medical Division of The Mediplex Group.

     Russell H. Maddox became President -- HEALTHSOUTH Imaging Centers in January 1996. He served as President -- HEALTHSOUTH Surgery & Imaging Centers from June 1995 through January 1996. From January 1992 until May 1995, Mr. Maddox served as Chairman of the Board, President and Chief Executive Officer of Diagnostic Health Corporation, an outpatient diagnostic imaging company which became a wholly-owned subsidiary of the Company in 1996. Mr. Maddox was founder and President of Russ Pharmaceuticals, Inc., Birmingham, Alabama, which was acquired by Ethyl Corporation in March 1989.

     William T. Owens, C.P.A., joined the Company in March 1986 as Controller and was appointed Vice President and Controller in December 1986. He was appointed Group Vice President -- Finance and Controller in June 1992 and Senior Vice President -- Finance and Controller in February 1994 and Group Senior Vice President -- Finance and Controller in March 1998. Prior to joining the Company, Mr. Owens served as a certified public accountant on the audit staff of the Birmingham, Alabama office of Ernst & Whinney (now Ernst & Young LLP) from 1981 to 1986.

     William W. Horton joined the Company in July 1994 as Group Vice President -- Legal Services and was named Senior Vice President and Corporate Counsel in May 1996. From August 1986 through June 1994, Mr. Horton practiced corporate, securities and healthcare law with the Birmingham, Alabama-based firm now known as Haskell Slaughter & Young, L.L.C., where he served as Chairman of the Healthcare Practice Group.

GENERAL

     Directors of the Company hold office until the next Annual Meeting of Stockholders of the Company and until their successors are elected and qualified. Executive officers of the Company are elected annually by, and serve at the discretion of the Board of Directors. There are no arrangements or understandings known to the Company between any of the Directors, nominees for Director or executive officers of the Company and any other person pursuant to which any of such persons was elected as a Director or an executive officer, except the Employment Agreement between the Company and Richard M. Scrushy (see
Item 11, "Executive Compensation -- Chief Executive Officer Employment Agreement") and except that the Company agreed to appoint Mr. Gordon to the Board of Directors in connection with the SCA merger. There are no family relationships between any Directors, nominees for Director or executive officers of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Officers, Directors and beneficial owners of more than 10% of the Company's Common Stock are required by Securities and
Exchange  Commission  regulations  to furnish  the  Company  with  copies of all
Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that for the period from January 1, 1997, through December 31, 1997, all of its officers, Directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except as set forth below.

     Joel C. Gordon, a Director of the Company, failed to timely report three open market sales aggregating 15,000 shares of the Company's Common Stock in December 1995, which sales were reported on Form 5 in February 1998. The sales were made by a trust of which Mr. Gordon is a trustee. George H. Strong, a Director of the Company, failed to timely report a sale of 40,000 shares of Common Stock by a trust of which he is a trustee in September 1997, which sale was reported on Form 5 in February 1998. Charles W. Newhall III, a Director of the Company, failed to timely report a sale of 61 shares of Common Stock in February 1996, a sale of 30,133 shares of Common Stock in March 1996, and a sale of 30,440 shares of Common Stock in January 1997, each of which sales was reported on Form 4 in November 1997. The Company has consulted with the foregoing persons concerning their obligations to comply with Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION -- GENERAL

     The following table sets forth compensation paid or awarded to the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company (the "Named Executive Officers") for all services rendered to the Company and its subsidiaries in 1995, 1996 and 1997.

                          SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                                   ---------------------------------------   -------------------------
                                                             BONUS/ANNUAL       STOCK       LONG-TERM           ALL
                                                               INCENTIVE        OPTION      INCENTIVE        OTHER COM-
NAME AND PRINCIPAL POSITION         YEAR        SALARY           AWARD          AWARDS       PAYOUTS        PENSATION(1)
--------------------------------   ------   -------------   --------------   -----------   -----------   -----------------
Richard M. Scrushy                 1995      $1,748,646      $ 5,000,000      2,000,000        --           $ 650,108
Chairman of the Board              1996       3,391,775        8,000,000      1,500,000        --              34,286 (2)
and Chief Executive Officer(3)     1997       3,398,999       10,000,000      1,300,000        --              21,430

James P. Bennett                   1995         382,528          600,000        300,000        --               7,985
President and Chief                1996         496,590          800,000        200,000        --              32,106 (2)
Operating Officer                  1997         639,161        1,500,000        700,000        --              10,158

Michael D. Martin                  1995         176,746          500,000        170,000        --               7,919
Executive Vice President,          1996         281,644          750,000        120,000        --              31,586 (2)
Chief Financial Officer            1997         359,672        2,000,000        450,000        --               9,700
and Treasurer

P. Daryl Brown                     1995         274,582          310,000        260,000        --               8,580
President -- HEALTHSOUTH           1996         335,825          400,000        100,000        --              11,181
Outpatient Centers                 1997         370,673          450,000        250,000        --              10,737

Anthony J. Tanner                  1995         249,438          300,000        200,000        --               8,728
Executive Vice President --        1996         298,078          350,000        100,000        --               7,763
Administration and Secretary       1997         371,114          450,000        450,000        --               9,817


----------
(1) Includes car allowances of $500 per month for Mr. Scrushy and $350 per month for the other Named Executive Officers. Also includes (a) matching contributions under the Company's Retirement Investment Plan for 1995, 1996 and 1997, respectively, of: $292, $708 and $791 to Mr. Scrushy; $900, $1,425 and $1,425 to Mr. Bennett; $900, $1,371 and $1,324 to Mr. Martin;
     $900, $1,897 and $1,319 to Mr. Brown; and $2,044,  $1,290 and $1,215 to Mr.
     Tanner; (b) awards under the Company's Employee Stock Benefit Plan for 1995, 1996 and 1997, respectively, of $1,626, $3,389 and $2,889 to Mr.
     Scrushy;  $1,626,  $3,387 and  $2,889 to Mr.  Bennett;  $1,626,  $3,386 and
     $2,889 to Mr.  Martin;  $1,626,  $3,389 and $2,889 to Mr. Brown;  and $509,
     $1,276 and $2,889 to Mr. Tanner; and (c) split-dollar life insurance premiums paid in 1995, 1995 and 1997 of $2,190, $2,312 and $11,750 with respect to Mr. Scrushy; $1,109, $1,217 and $1,644 with respect to Mr. Bennett; $1,193, $752 and $1,287 with respect to Mr. Martin; $1,854, $1,695 and $2,329 with respect to Mr. Brown; and $1,975, $997 and $1,513 to Mr. Tanner. See this Item, "Executive Compensation -- Retirement Investment Plan" and "Executive Compensation -- Employee Stock Benefit Plan".

(2) In addition to the amounts described in the preceding footnote, includes the conveyance of real property valued at $640,000 to Mr. Scrushy in 1995, and the forgiveness of loans in the amount of $21,877 each owed by Messrs. Scrushy, Bennett and Martin in 1996.

(3) Salary amounts for Mr. Scrushy include monthly incentive compensation amounts payable upon achievement of certain budget targets. See this Item,"Executive Compensation -- Chief Executive Officer Employment Agreement".

STOCK OPTION GRANTS IN 1997

                                           INDIVIDUAL GRANTS
                       ---------------------------------------------------------
                                       % OF TOTAL
                                         OPTIONS
                        NUMBER OF      GRANTED TO       EXERCISE
                         OPTIONS      EMPLOYEES IN       PRICE       EXPIRATION        GRANT DATE
NAME                     GRANTED       FISCAL YEAR     PER SHARE        DATE        PRESENT VALUE (1)
--------------------   -----------   --------------   -----------   ------------   ------------------
Richard M. Scrushy      600,000             8.9%       $  20.125      2/29/07          $ 6,690,000
                        700,000           10.47%          23.625      8/14/07            9,163,000
James P. Bennett        350,000             5.2%          20.125      2/28/07            3,902,500
                        350,000             5.2%          23.625      8/14/07            4,581,500
Michael D. Martin       150,000             2.2%          20.125      2/28/07            1,672,500
                        300,000             4.5%          23.625      8/14/07            3,927,000
P. Daryl Brown          100,000             1.5%          20.125      2/28/07            1,115,000
                        150,000             2.2%          23.625      8/14/07            1,963,500
Anthony J. Tanner       150,000             2.2%          20.125      2/28/07            1,672,500
                        300,000             4.5%          23.625      8/14/07            3,927,000

----------
(1) Based on the Black-Scholes option pricing model adapted for use in valuating executive stock options. The actual value, if any, an executive may realize will depend upon the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on arbitrary assumptions as to certain variables, including the following: (i) stock price volatility is assumed to be 38%; (ii) the risk-free rate of return is assumed to be 5.69%; (iii) dividend yield is assumed to be 0; and (iv) the time of exercise is assumed to be 8.4 years from the date of grant.


STOCK OPTION EXERCISES IN 1997 AND OPTION VALUES AT DECEMBER 31, 1997

                                NUMBER                                                      VALUE OF UNEXERCISED
                              OF SHARES                 NUMBER OF UNEXERCISED OPTIONS       IN-THE-MONEY OPTIONS
                               ACQUIRED                    AT DECEMBER 31, 1997 (1)       AT DECEMBER 31, 1997 (2)
                                  ON          VALUE     ----------------------------- -------------------------------
NAME                           EXERCISE     REALIZED     EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
---------------------------- ----------- -------------- ------------- --------------- --------------- --------------
Richard M. Scrushy .........  4,000,000   $93,384,947    11,172,524            --      $216,170,768             --
James P. Bennett ...........    250,000     5,369,011     1,310,000            --        14,730,175             --
Michael D. Martin. .........    123,000     2,050,069       570,000        60,000         3,757,500     $1,162,500
P. Daryl Brown .............    147,000     2,882,846     1,038,000            --        18,262,098             --
Anthony J. Tanner ..........    270,000     6,198,039       940,000            --        11,960,075             --

----------
(1) Does not reflect any options granted and/or exercised after December 31, 1997. The net effect of any such grants and exercises is reflected in the table appearing under Item 12, "Security Ownership of Certain Beneficial Owners and Management".

(2) Represents the difference between market price of the Company's Common Stock and the respective exercise prices of the options at December 31, 1997. Such amounts may not necessarily be realized. Actual values which may be realized, if any, upon any exercise of such options will be based on the market price of the Common Stock at the time of any such exercise and thus are dependent upon future performance of the Common Stock.


STOCK OPTION PLANS


     Set forth below is information concerning the various stock option plans of the Company at December 31, 1997. All share numbers and exercise prices have been adjusted to reflect the Company's March 1997 two-for-one stock split.

1984 Incentive Stock Option Plan

     The Company had a 1984 Incentive Stock Option Plan (the "ISO Plan"), intended to qualify under Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Code"), covering an aggregate of 4,800,000 shares of Common Stock. The ISO Plan expired on February 28, 1994, in accordance with its terms. As of December 31, 1997, there were outstanding under the ISO Plan options to purchase 19,702 shares of the Company's Common Stock at prices ranging from $2.52 to $3.7825 per share. All such options remain in full force and effect in accordance with their terms and the ISO Plan. Under the ISO Plan, which was administered by the Board of Directors, key employees could be granted options to purchase shares of Common Stock at 100% of fair market value on the date of grant (or 110% of fair market value in the case of a 10% stockholder/ grantee). The outstanding options granted under the ISO Plan must be exercised within ten years from the date of grant, are cumulatively exercisable with respect to 25% of the shares covered thereby after the expiration of each of the first through the fourth years following the date of grant, are nontransferable except by will or pursuant to the laws of descent and distribution, are protected against dilution and expire within three months after termination of employment, unless such termination is by reason of death.

1988 Non-Qualified Stock Option Plan

     The Company also has a 1988 Non-Qualified Stock Option Plan (the "NQSO Plan") covering a maximum of 4,800,000 shares of Common Stock. As of December 31, 1997, there were outstanding under the NQSO Plan options to purchase 57,300 shares of the Company's Common Stock at prices ranging from $8.375 to $16.25 per share. The NQSO Plan, which is administered by the Audit and Compensation Committee of the Board of Directors, provides that Directors, executive officers and other key employees may be granted options to purchase shares of Common Stock at 100% of fair market value on the date of grant. The NQSO Plan expires on February 28, 1998. Options granted pursuant to the NQSO Plan have a ten-year term are exercisable at any time during such period, are nontransferable except by will or pursuant to the laws of descent and distribution, are protected against dilution and expire within three months of termination of association with the Company as a Director or termination of employment, unless such termination is by reason of death.

1989, 1990, 1991, 1992, 1993, 1995 and 1997 Stock Option Plans

     The Company also has a 1989 Stock Option Plan (the "1989 Plan"), a 1990 Stock Option Plan (the "1990 Plan"), a 1991 Stock Option Plan (the "1991 Plan"), a 1992 Stock Option Plan (the "1992 Plan"), a 1993 Stock Option Plan (the "1993 Plan"), a 1995 Stock Option Plan (the "1995 Plan") and a 1997 Stock Option Plan (the "1997 Plan"), under each of which incentive stock options ("ISOs") and non-qualified stock options ("NQSOs") may be granted. The 1989, 1990, 1991, 1992, 1993 and 1995 Plans cover a maximum of 2,400,000 shares, 3,600,000 shares, 11,200,000 shares, 5,600,000 shares, 5,600,000 shares, 15,134,463 (to be increased by 0.9% of the outstanding Common Stock of the Company on each January 1, beginning January 1, 1996) shares and 5,000,000 shares, respectively, of the Company's Common Stock. As of December 31, 1997, there were outstanding options to purchase an aggregate of 27,213,453 shares of the Company's Common Stock under such Plans at exercise prices ranging from $2.52 to $23.625 per share. An additional 4,783,021 shares were reserved for future grants under such Plans. Each of the 1989, 1990, 1991, 1992, 1993, 1995 and 1997 Plans is administered in the same manner as the NQSO Plan and provides that Directors, executive officers and other key employees may be granted options to purchase shares of Common Stock at 100% of fair market value on the date of grant. The 1989, 1990, 1991, 1992, 1993, 1995 and 1997 Plans terminate on the earliest of (a) October 25, 1999, October 15, 2000, June 19, 2001, June 16, 2002, April 19, 2003, June 5,
2005 and April 30, 2007, respectively, (b) such time as all shares of Common Stock reserved for issuance under the respective Plan have been acquired through the exercise of options granted thereunder, or (c) such earlier times as the Board of Directors of the Company may determine. Options granted under these Plans which are designated as ISOs contain vesting provisions similar to those contained in options granted under the ISO Plan and have a ten-year term. NQSOs granted under these Plans have a ten-year term. Options granted under these Plans are nontransferable except by will or pursuant to the laws of descent and distribution (except for certain permitted transfers to family members or charities), are protected against dilution and will expire within three months of termination of association with the Company as a Director or termination of employment, unless such termination is by reason of death.

1993 Consultants' Stock Option Plan

     The Company also has a 1993 Consultants' Stock Option Plan (the "1993 Consultants' Plan"), under which NQSOs may be granted, covering a maximum of 3,500,000 shares of Common Stock. As of December 31, 1997, there were outstanding under the 1993 Consultants' Plan options to purchase 1,509,750 shares of Common Stock at prices ranging from $3.375 to $23.625 per share. An additional 440,000 shares were reserved for grants under such Plans. The 1993
Consultants' Plan, which is administered by the Board of Directors, provides that certain non-employee consultants who provide significant services to the Company may be granted options to purchase shares of Common Stock at such prices as are determined by the Board of Directors or the appropriate committee. The 1993 Consultants' Plan terminates on the earliest of (a) February 25, 2003, (b) such time as all shares of Common Stock reserved for issuance under the 1993 Consultants' Plan have been acquired through the exercise of options granted thereunder, or (c) such earlier time as the Board of Directors of the Company may determine. Options granted under the 1993 Consultants' Plan have a ten-year term. Options granted under the 1993 Consultants' Plan are nontransferable except by will or pursuant to the laws of descent and distribution, are protected against dilution and expire within three months of termination of association with the Company as a consultant, unless such termination is by reason of death.

Other Stock Option Plans

     In connection with the acquisitions of SHC, SSCI, SCA, PSCM, ReadiCare, Health Images and Horizon/CMS, the Company assumed certain existing stock option plans of the acquired companies, and outstanding options to purchase stock of the acquired companies under such plans were converted into options to acquire Common Stock of the Company in accordance with the exchange ratios applicable to such mergers. At December 31, 1997, there were outstanding under these assumed plans options to purchase 3,896,820 shares of the Company's Common Stock at exercise prices ranging from $1.6363 to $53.8192 per share. No additional options are being granted under any such assumed plans.

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

     Michael D. Martin, Executive Vice President, Chief Financial Officer and Treasurer of the Company, and Anthony J. Tanner, Executive Vice President -- Administration and Secretary of the Company, serve as Trustees of the 401(k) Plan, which is administered by the Company.

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

     Richard M. Scrushy, Chairman of the Board and Chief Executive Officer of the Company, Michael D. Martin, Executive Vice President, Chief Financial Officer and Treasurer of the Company, and Anthony J. Tanner, Executive Vice President -- Administration and Secretary of the Company, serve as Trustees of the ESOP, which is administered by the Company.

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

DEFERRED COMPENSATION PLAN

     In 1997, the Board of Directors adopted an Executive Deferred Compensation Plan (the "Deferred Compensation Plan"), which allows senior management personnel to elect, on an annual basis, to defer receipt of up to 50% of their base salary and up to 100% of their annual bonus, if any (but not less than an aggregate of $2,400 per year) for a minimum of five years from the date such compensation would otherwise have been received. Amounts deferred are held by the Company pursuant to a "rabbi trust" arrangement, and amounts deferred are credited with earnings at an annual rate equal to the Moody's Average Corporate Bond Yield Index (the "Moody's Rate"), as adjusted from time to time, or the Moody's Rate plus 2% if a participant's employment is terminated by reason of retirement, disability or death or within 24 months of a change in control of the Company. Amounts deferred may be withdrawn upon retirement, termination of employment or death, upon a showing of financial hardship, or voluntarily with certain penalties. The Deferred Compensation Plan is administered by an Administrative Committee, currently consisting of Michael D. Martin, Executive Vice President, Chief Financial Officer and Treasurer of the Company, and Anthony J. Tanner, Executive Vice President -- Administration and Secretary of the Company.

BOARD COMPENSATION

     Directors who are not also employed by the Company are paid Directors' fees of $10,000 per annum, plus $3,000 for each meeting of the Board of Directors and $1,000 for each Committee meeting attended. In addition, Directors are reimbursed for all out-of-pocket expenses incurred in connection with their duties as Directors. The Directors of the Company, including Mr. Scrushy, have been granted non-qualified stock options to purchase shares of the Company's Common Stock. Under the Company's existing stock option plans, each non-employee Director is granted an option covering 25,000 shares of such Common Stock on the first business day in January of each year. See this Item, "Executive Compensation -- Stock Option Plans" above.

CHIEF EXECUTIVE OFFICER EMPLOYMENT AGREEMENT

     The Company is a party to an Employment Agreement with Richard M. Scrushy, pursuant to which Mr. Scrushy, a management founder of the Company, is employed as Chairman of the Board and Chief Executive Officer of the Company for a five-year term which ends December 31, 2001. Such term is automatically extended for an additional year on December 31 of each year. In addition, the Company has agreed to use its best efforts to cause Mr. Scrushy to be elected as a Director of the Company during the term of the Agreement. Under the Agreement, Mr. Scrushy received a base salary of $999,000, excluding incentive compensation of up to $2,400,000, in 1997 and is to receive the same base salary in 1998 and each year thereafter, with incentive compensation of up to $2,400,000, subject to annual review by the Board of Directors, and is entitled to participate in any bonus plan approved by the Board of Directors for the Company's management. The incentive compensation is earned at $200,000 per month in 1997 and 1998, contingent upon the Company's success in meeting certain monthly budgeted earnings per share targets. Mr. Scrushy earned the entire $2,400,000 incentive component of his compensation in 1997, as all such targets were met. In addition, Mr. Scrushy was awarded $10,000,000 under the management bonus plan. Such additional bonus was based on the Committee's assessment of Mr. Scrushy's contribution to the establishment of the Company as the industry leader in outpatient and rehabilitative healthcare services, including his role in the negotiation and consummation of the Health Images, Horizon/CMS and ASC Network acquisitions and his role in completing the divestiture of the Horizon/ CMS non-strategic assets within two months after consummation of the Horizon/CMS acquisition, as well as the Company's success in achieving annual budgeted net income targets and certain other factors reflecting the Company's growth and performance. Mr. Scrushy is also provided with a car allowance in the amount of $500 per month and disability insurance. Under the Agreement, Mr. Scrushy's employment may be terminated for cause or if he should become disabled.
Termination of Mr. Scrushy's employment under the Agreement will result in certain severance pay arrangements. In the event that the Company shall be acquired, merged or reorganized in such a manner as to result in a change of control of the Company, Mr. Scrushy has the right to terminate his employment under the Agreement, in which case he will receive a lump sum payment equal to three years' annual base salary (including the gross incentive portion thereof) under the Agreement. Mr. Scrushy has agreed not to compete with the Company during any period to which any such severance pay relates. Mr. Scrushy may terminate the Agreement at any time upon 180 days' notice, in which case he will receive one year's base salary as severance pay.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 13, 1998, (a) by each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (b) by each of the Company's Directors and (c) by the Company's five most highly compensated executive officers and all executive officers and Directors as a group.

                       NAME AND                              NUMBER OF SHARES         PERCENTAGE
                   ADDRESS OF OWNER                       BENEFICIALLY OWNED (1)     COMMON STOCK
------------------------------------------------------   ------------------------   -------------
   Richard M. Scrushy ................................          11,776,658(2)            2.88%
   John S. Chamberlin ................................             247,000(3)               *
   C. Sage Givens ....................................             387,100(4)               *
   Charles W. Newhall III ............................             755,846(5)               *
   George H. Strong ..................................             514,692(6)               *
   Phillip C. Watkins, M.D. ..........................             609,254(7)               *
   James P. Bennett ..................................           1,390,500(8)               *
   Larry R. House ....................................              84,600(9)               *
   Anthony J. Tanner .................................           1,061,358(10)              *
   P. Daryl Brown ....................................           1,069,736(11)              *
   Joel C. Gordon ....................................           3,553,268(12)              *
   Michael D. Martin .................................             632,008(13)              *
   FMR Corp. .........................................          39,920,762(14)          10.02%
    82 Devonshire Street
     Boston, Massachusetts 02109
   Putnam Investments, Inc. ..........................          28,339,151(15)           7.12%
    One Post Office Square
     Boston, Massachusetts 02109
   All Executive Officers and Directors as a Group (18
     persons) ........................................          24,716,836(16)           5.90%

----------
(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, except as otherwise indicated.

(2)  Includes 11,172,524 shares subject to currently exercisable stock options.

(3)  Includes 175,000 shares subject to currently exercisable stock options.

(4) Includes 2,100 shares owned by Ms. Givens's spouse and 385,000 shares subject to currently exercisable stock options.

(5) Includes 460 shares owned by members of Mr. Newhall's immediate family and 635,000 shares subject to currently exercisable stock options. Mr. Newhall disclaims beneficial ownership of the shares owned by his family members except to the extent of his pecuniary interest therein.

(6) Includes 93,373 shares owned by trusts of which Mr. Strong is a trustee and claims shared voting and investment power and 275,000 shares subject to currently exercisable stock options.

(7)  Includes 465,000 shares subject to currently exercisable stock options.

(8)  Includes 1,310,000 shares subject to currently exercisable stock options.

(9)  Includes 82,996 shares subject to currently exercisable stock options.

(10) Includes 60,000 shares held in trust by Mr. Tanner for his children and 940,000 shares subject to currently exercisable stock options.

(11) Includes 1,013,000 shares subject to currently exercisable stock options.

(12) Includes 354,340 shares owned by his spouse, 100,988 shares owned by trusts of which he is a trustee and 409,520 shares subject to currently exercisable stock options.

(13) Includes 570,000 shares subject to currently exercisable stock options.

(14) Shares held by various investment funds for which affiliates of FMR Corp. act as investment advisor. FMR Corp. or its affiliates claim sole power to vote 3,327,604 of the shares and sole power to dispose of all of the shares.

(15) Shares held by various investment funds for which affiliates of Putnam Investments, Inc. act as investment advisor. Putnam Investments, Inc. or its affiliates claim shared power to vote 3,338,400 of the shares and shared power to dispose of all of the shares.

(16) Includes 20,335,344 shares subject to currently exercisable stock options held by executive officers and Directors.

 * Less than 1%


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During 1997, the Company paid $33,909,000 for the purchase of new NCR computer equipment from GG Enterprises, a value-added reseller of computer equipment which is owned by Grace Scrushy, the mother of Richard M. Scrushy, Chairman of the Board and Chief Executive Officer of the Company, and Gerald P. Scrushy, Senior Vice President -- Physical Resources of the Company. Such purchases were made in the ordinary course of the Company's business. The price paid for this equipment was more favorable to the Company than that which could have been obtained from an independent third party seller.

     In June 1994, the Company sold selected properties, including six ancillary hospital facilities, three outpatient rehabilitation facilities, two outpatient surgery centers, one uncompleted medical office building and one research facility to Capstone Capital Corporation ("Capstone"), a publicly-traded real estate investment trust. The net proceeds of the Company as a result of the transaction were approximately $58,425,000. The net book value of the properties was approximately $50,735,000. The Company leases back substantially all these properties from Capstone and guarantees the associated operating leases, payments under which aggregate approximately $6,900,000 annually. In addition, in 1995 Capstone acquired ownership of the Company's Erie, Pennsylvania inpatient rehabilitation facility, which had been leased by the Company from an unrelated lessor. The Company's annual lease payment under that lease is $1,700,000. In 1996 Capstone also acquired ownership of the Company's Altoona and Mechanicsburg, Pennsylvania inpatient rehabilitation facilities, which had been leased by the Company from unrelated lessors. The Company's annual lease payments under such leases aggregate $2,818,000. In 1997, Capstone also acquired ownership of the Company's Greater Pittsburgh, Pennsylvania inpatient rehabilitation facility, which had been leased by the Company from an unrelated lessor. The Company's annual lease payment under such lease is $1,500,000. Richard M. Scrushy, Chairman of the Board and Chief Executive Officer of the Company, and Michael D. Martin, Executive Vice President, Chief Financial Officer and Treasurer of the Company, were among the founders of Capstone and serve on its Board of Directors. At March 1, 1998, Mr. Scrushy owned approximately 1.62% of the issued and outstanding capital stock of Capstone, and Mr. Martin owned approximately 0.61% of the issued and outstanding capital stock of Capstone. In addition, the Company owned approximately 0.32% of the issued and outstanding capital stock of Capstone at March 1, 1998. The Company believes that all transactions involving Capstone were effected on terms no less favorable than those which could have been obtained in transactions with independent third parties.

     Horizon/CMS is party to an agreement with AMI Aviation II, L.L.C. ("AMI") with respect to the use of an airplane owned by AMI. Neal M. Elliott, who was Chairman, President and Chief Executive Officer of Horizon/CMS prior to its acquisition by the Company in October 1997 and who served as a Director of the Company from October 1997 until his death in February 1998, was Managing Member of AMI, a position which is now held by a trust of which Mr. Elliott's widow is a trustee. Mr. Elliott owned, and such trust now owns, a 99% interest in AMI. Under the use agreement, Horizon/CMS is obligated to pay $43,000 per month through December 1999 and $57,600 per month from January 2000 through December 2004 for up to 30 hours per month of utilization of the airplane, plus certain operating expenses of the airplane. The Company has caused Horizon/CMS to continue to honor such use agreement, and is currently exploring available options with respect to continued use of the airplane.

     In November 1997, the Company agreed to lend up to $10,000,000 to 21st Century Health Ventures L.L.C. ("21st Century"), an entity formed to sponsor a private equity investment fund investing in the healthcare industry. Richard M. Scrushy, Chairman of the Board and Chief Executive Officer of the

Company and Michael D. Martin, Executive Vice President, Chief Financial Officer and a Director of the Company, along with another individual not employed by the Company, are the principals of 21st Century. The purpose of the loan was to facilitate certain investments by 21st Century prior to the establishment of its proposed private equity fund, in which the Company and third party investors are expected to invest. When established, investment by the Company in such private equity fund is expected to allow the Company to benefit from the opportunity to participate in investments in healthcare businesses that are not part of the Company's core businesses, but which the Company believes provide opportunities for growth. Amounts outstanding under the loan bear interest at 1% over the prime rate announced from time to time by AmSouth Bank of Alabama and are repayable upon demand by the Company. At December 31, 1997, 21st Century had drawn an aggregate of $1,708,333 under the $10,000,000 commitment, of which $1,500,000 was used to purchase 576,924 shares of Series B Preferred Convertible Preferred Stock in Summerville Healthcare Group, Inc. ("Summerville"), a developer and operator of assisted living facilities, and the remainder of which was used to provide a loan to Physician Solutions, Inc., a provider of management services to pathology groups. The Company owns an aggregate of 3,361,539 shares of Series B Convertible Preferred Stock of Summerville, which it acquired in two transactions in July and November 1997. In connection with the July transaction, Mr. Scrushy and Mr. Martin were appointed to the Board of Directors of Summerville.

     At various times, the Company has made loans to executive officers to assist them in meeting financial obligations at certain times when they were requested by the Company to refrain from selling Common Stock in the open market. At January 1, 1997, loans in the following original principal amounts were outstanding: $460,000 to Larry R. House, a Director and a former executive officer, $500,000 to Aaron Beam, Jr., then Executive Vice President and Chief Financial Officer and a Director, and $140,000 and $350,000 to William T. Owens, Senior Vice President and Controller. Outstanding principal balances at December 31, 1997 were $447,000 for Mr. House, $500,000 for Mr. Beam and an aggregate of $476,000 for Mr. Owens. In connection with Mr. Beam's retirement, the Company agreed to forgive his loan over a period of five years in exchange for his provision of consulting services to the Company over such period. Such loans bear interest at the rate of 1-1/4% per annum below the prime rate of AmSouth Bank of Alabama, Birmingham, Alabama, and are payable on demand.

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

(b) Reports on Form 8-K.

     During the last quarter of the period covered by this Annual Report on Form 10-K, the Company filed (i) a Current Report on Form 8-K dated October 29, 1997, reporting under Item 2 the consummation of the acquisition of Horizon/CMS Healthcare Corporation and reporting under Item 7 certain required historical and pro forma financial information and (ii) a Current Report on Form 8-K dated December 31, 1997, reporting under Item 2 the sale of the long-term care assets of Horizon/CMS to Integrated Health Services, Inc. and reporting under Item 7 certain required pro forma financial information.

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

(2)-8 Plan and Agreement of Merger, dated May 16, 1996, among HEALTHSOUTH Corporation, Empire Acquisition Corporation and Professional Sports Care Management, Inc., filed as Exhibit (2)-1 to the Company's Registration Statement on Form S-4 (Registration No. 333- 08449), is hereby incorporated by reference.

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

(2)-11 Plan and Agreement of Merger, dated February 17, 1997, among HEALTHSOUTH Corporation, Reid Acquisition Corporation and Horizon/CMS Healthcare Corporation, as amended, filed as Exhibit 2 to the
          Company's Registration Statement on Form S-4 (Registration No. 333-36419), is hereby incorporated by reference.

(2)-12 Purchase and Sale Agreement, dated November 3, 1997, among HEALTHSOUTH Corporation, Horizon/CMS Healthcare Corporation and Integrated Health Services, Inc., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated December 31, 1997, is hereby incorporated by reference.

(2)-13 Amendment to Purchase and Sale Agreement, dated December 31, 1997, among HEALTH- SOUTH Corporation, Horizon/CMS Healthcare Corporation and Integrated Health Services, Inc., filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, dated Decem- ber 31, 1997, is hereby incorporated by reference.

(2)-14 Second Amendment to Purchase and Sale Agreement, dated March 4, 1998, among HEALTHSOUTH Corporation, Horizon/CMS Healthcare Corporation and Integrated Health Services, Inc.

(3)-1 Restated Certificate of Incorporation of HEALTHSOUTH Corporation, as filed in the Office of the Secretary of State of the State of Delaware on March 13, 1997, filed as Exhibit (3)-1 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996, is hereby incorporated by reference.

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

(4)-2 Subordinated Indenture, dated March 20, 1998, between HEALTHSOUTH Corporation and The Bank of Nova Scotia Trust Company of New York, as Trustee.

(4)-3 Officer's Certificate pursuant to Sections 2.3 and 11.5 of the Subordinated Indenture, dated March 20, 1998, between HEALTHSOUTH Corporation and The Bank of Nova Scotia Trust Company of New York, as Trustee, relating to the Company's 3.25% Convertible Subordinated Debentures due 2003.

(4)-4 Registration Rights Agreement, dated March 17, 1998, among HEALTHSOUTH Corporation and Smith Barney Inc., Bear, Stearns & Co. Inc., Cowen & Company, Credit Suisse First Boston Corporation, J.P. Morgan
          Securities  Inc.,  Morgan  Stanley  &  Co.  Incorporated,  NationsBanc
          Montgomery Securities LLC and PaineWebber Incorporated, relating to the Company's 3.25% Convertible Subordinated Debentures due 2003.

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

(10)-5 1991 Stock Option Plan, as amended, filed as Exhibit (10)-15 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1991, is hereby incorporated herein by reference.

(10)-6 1992 Stock Option Plan, filed as Exhibit (10)-8 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1992, is hereby incorporated by reference.

(10)-7 1993 Stock Option Plan, filed as Exhibit (10)-10 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1993, is hereby incorporated by reference.

(10)-8    Amended and Restated  1993  Consultants  Stock  Option Plan,  filed as
          Exhibit 4 to the Company's Registration Statement on Form S-8 (Commission File No. 333-42305), is hereby in- corporated by reference.

(10)-9 1995 Stock Option Plan, filed as Exhibit (10)-14 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, is hereby incorporated by reference.

(10)-10 Employment Agreement, dated July 23, 1986, between HEALTHSOUTH Rehabilitation Corporation and Richard M. Scrushy, as amended, filed as Exhibit (10)-16 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, is hereby incorporated by reference.

(10)-11 Third Amended and Restated Credit Agreement, dated as of April 11, 1996, between HEALTHSOUTH Corporation and NationsBank, N.A., filed as Exhibit (10)-17 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996, is hereby incorporated by reference.

(10)-12 Form of Indemnity Agreement entered into between HEALTHSOUTH Rehabilitation Corporation and each of its Directors, filed as Exhibit
          (10)-13 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1991, is hereby incorporated by reference.

(10)-13 Surgical Health Corporation 1992 Stock Option Plan, filed as Exhibit 10(aa) to Surgical Health Corporation's Registration Statement on Form S-4 (Commission File No. 33-70582), is hereby incorporated by reference.

(10)-14 Surgical Health Corporation 1993 Stock Option Plan, filed as Exhibit 10(bb) to Surgical Health Corporation's Registration Statement on Form S-4 (Commission File No. 33-70582), is hereby incorporated by reference.

(10)-15 Surgical Health Corporation 1994 Stock Option Plan, filed as Exhibit 10(pp) to Surgical Health Corporation's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1994, is hereby incorporated by reference.

(10)-16 Heritage Surgical Corporation 1992 Stock Option Plan, filed as Exhibit 4(d) to the Company's Registration Statement on Form S-8 (Commission File No. 33-60231), is hereby incorporated by reference.

(10)-17 Heritage Surgical Corporation 1993 Stock Option Plan, filed as Exhibit 4(e) to the Company's Registration Statement on Form S-8 (Commission File No. 33-60231), is hereby incorporated by reference.

(10)-18 Sutter Surgery Centers, Inc. 1993 Stock Option Plan, Non-Qualified Stock Option Plan and Agreement (Saibeni), Non-Qualified Stock Option Plan and Agreement (Shah), NonQualified Stock Option Plan and
          Agreement (Akella), Non-Qualified Stock Option Plan and Agreement (Kelly) and Non-Qualified Stock Option Plan and Agreement (May), filed as Exhibits 4(a) -- 4(f) to the Company's Registration Statement on Form S-8 (Commission File No. 33-64615), are hereby incorporated by reference.

(10)-19   Surgical  Care  Affiliates  Incentive  Stock  Plan of  1986,  filed as
          Exhibit 10(g) to Surgical Care Affiliates Inc.'s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1993, is hereby incorporated by reference.

(10)-20 Surgical Care Affiliates 1990 Non-Qualified Stock Option Plan for Non-Employee Directors, filed as Exhibit 10(i) to Surgical Care Affiliates, Inc.'s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1990, is hereby incorporated by reference.

(10)-21 Professional Sports Care Management, Inc. 1992 Stock Option Plan, as amended, filed as Exhibits 10.1 -- 10.3 to Professional Sports Care Management, Inc.'s Registration Statement on Form S-1 (Commission File No. 33-81654), is hereby incorporated by reference.

(10)-22 Professional Sports Care Management, Inc. 1994 Stock Incentive Plan, filed as Exhibit 10.4 to Professional Sports Care Management, Inc.'s Registration Statement on Form S-1 (Commission File No. 33-81654), is hereby incorporated by reference.

(10)-23 Professional Sports Care Management, Inc. 1994 Directors' Stock Option Plan, filed as Exhibit 10.5 to Professional Sports Care Management, Inc.'s Registration Statement on Form S-1 (Commission File No. 33-81654), is hereby incorporated by reference.

(10)-24 ReadiCare, Inc. 1991 Stock Option Plan, filed as an exhibit to ReadiCare, Inc.'s Annual Report on Form 10-K for the Fiscal Year Ended February 29, 1992, is hereby incorporated by reference.

(10)-25 ReadiCare, Inc. Stock Option Plan for Non-Employee Directors, as amended, filed as an exhibit to ReadiCare, Inc's Annual Report on Form 10-K for the Fiscal Year Ended February 29, 1992 and as an exhibit to ReadiCare, Inc.'s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1994, is hereby incorporated by reference.

(10)-26   1997  Stock  Option  Plan,   filed  as  Exhibit  4  to  the  Company's
          Registration Statement on Form S-8 (Registration No. 333-42307) is hereby incorporated by reference.

(10)-27 Bridge Credit Agreement, dated October 22, 1997, between HEALTHSOUTH Corporation and NationsBank, National Association.

(10)-28 Health Images, Inc. Non-Qualified Stock Option Plan, filed as Exhibit 10(d)(i) to Health Images, Inc.'s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, is hereby incorporated by reference.

(10)-29 Amended and Restated Employee Incentive Stock Option Plan, as amended, of Health Images, Inc., filed as Exhibits 10(c)(i), 10(c)(ii), 10(c)(iii) and 10(c)(iv) to Health Images, Inc.'s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, is hereby incorporated herein by reference.

(10)-30   Form of Health Images,  Inc. 1995 Formula Stock Option Plan,  filed as
          Exhibit 10(d)(iv) to Health Images, Inc.'s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, is hereby incorporated herein by reference.

(10)-31 1996 Employee Incentive Stock Option Plan of Health Images, Inc., filed as Exhibit 4(v) to the Company's Registration Statement on Form S-8 (Registration No. 333-24429), is hereby incorporated by reference.

(10)-32 Employee Stock Option Plan of Horizon/CMS Healthcare Corporation, filed as Exhibit 10.5 to Horizon/CMS Healthcare Corporation's Annual Report on Form 10-K for the Fiscal Year Ended May 31, 1994, is hereby incorporated by reference.

(10)-33 First Amendment to Employee Stock Option Plan of Horizon/CMS Healthcare Corporation, filed as Exhibit 10.6 to Horizon/CMS Healthcare Corporation's Annual Report on Form 10-K for the Fiscal Year Ended May 31, 1994, is hereby incorporated by reference.

(10)-34   Corrected   Second   Amendment  to  Employee   Stock  Option  Plan  of
          Horizon/CMS Healthcare Corporation, filed as Exhibit 10.7 to Horizon/CMS Healthcare Corporation's Annual Report on Form 10-K for the Fiscal Year Ended May 31, 1994, is hereby incorporated by reference.

(10)-35   Amendment  No.  3  to  Employee   Stock  Option  Plan  of  Horizon/CMS
          Healthcare Corporation, filed as Exhibit 10.12 to Horizon/CMS Healthcare Corporation's Annual Report on Form 10-K for the Fiscal Year Ended May 31, 1995, is hereby incorporated by reference.

(10)-36 Horizon Healthcare Corporation Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.6 to Horizon/CMS Healthcare Corporation's Annual Report on Form 10-K for the Fiscal Year Ended May 31, 1994, is hereby incorporated by reference.

(10)-37 Amendment No. 1 to Horizon Healthcare Corporation Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.14 to Horizon/CMS Healthcare Corporation's Annual Report on Form 10-K for the Fiscal Year Ended May 31, 1996, is hereby incorporated by reference.

(10)-38   Horizon/CMS  Healthcare  Corporation  1995  Incentive  Plan,  filed as
          Exhibit 4.1 to Horizon/ CMS Healthcare Corporation's Registration Statement on Form S-8 (Registration No. 33- 63199), is hereby incorporated by reference.

(10)-39 Horizon/CMS Healthcare Corporation 1995 Non-Employee Directors' Stock Option Plan, filed as Exhibit 4.2 to Horizon/CMS Healthcare Corporation's Registration Statement on Form S-8 (Registration No. 33-63199), is hereby incorporated by reference.

(10)-40 First Amendment to Horizon Healthcare Corporation Employee Stock Purchase Plan, filed as Exhibit 10.18 to Horizon/CMS Healthcare Corporation's Annual Report on Form 10-K for the Fiscal Year Ended May 31, 1996, is hereby incorporated by reference.

(10)-41 Continental Medical Systems, Inc. 1994 Stock Option Plan (as amended and restated effective December 1, 1991), Amendment No. 1 to Continental Medical Systems, Inc. 1986 Stock Option Plan and Amendment No. 2 to Continental Medical Systems, Inc. 1986 Stock Option Plan, filed as Exhibit 4.1 to Horizon/CMS Healthcare Corporation's Registration Statement on Form S-8 (Registration No. 33-61697), is hereby incorporated by reference.

(10)-42 Continental Medical Systems, Inc. 1989 Non-Employee Directors' Stock Option Plan (as amended and restated effective December 1, 1991), filed as Exhibit 4.2 to Horizon/CMS Healthcare Corporation's Registration Statement on Form S-8 (Registration No. 33-61697), is hereby incorporated by reference.

(10)-43 Continental Medical Systems, Inc. 1992 CEO Stock Option Plan and Amendment No. 1 to Continental Medical Systems, Inc. 1992 CEO Stock Option Plan, filed as Exhibit 4.3 to Horizon/CMS Healthcare Corporation's Registration Statement on Form S-8 (Registration No. 33-61697), is hereby incorporated by reference.

(10)-44 Continental Medical Systems, Inc. 1993 Nonqualified Stock Option Plan, Amendment No. 1 to Continental Medical Systems, Inc. 1993 Nonqualified Stock Option Plan and Amendment No. 2 to Continental Medical Systems, Inc. 1993 Nonqualified Stock Option Plan, filed as Exhibit 4.4 to Horizon/CMS Healthcare Corporation's Registration Statement on Form S-8 (Registration No. 33-61697), is hereby incorporated by reference.

(10)-45   Continental  Medical  Systems,  Inc. 1994 Stock Option Plan,  filed as
          Exhibit 4.5 to Horizon/CMS Healthcare Corporation's Registration Statement on Form S-8 (Registration No. 33-61697), is hereby incorporated by reference.

(21)      Subsidiaries of HEALTHSOUTH Corporation.

(23)      Consent of Ernst & Young LLP.

(27)      Financial Data Schedule.


(d) Financial Statement Schedules.

     Schedule II:    Valuation and Qualifying Accounts

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                 COLUMN A                  COLUMN B                    COLUMN C                         COLUMN D         COLUMN E
--------------------------------------- -------------- -----------------------------------------   ------------------ --------------
                                          BALANCE AT    ADDITIONS CHARGED    ADDITIONS CHARGED
                                         BEGINNING OF      TO COSTS AND     TO OTHER ACCOUNTS -       DEDUCTIONS -      BALANCE AT
               DESCRIPTION                  PERIOD           EXPENSES             DESCRIBE              DESCRIBE       END OF PERIOD
--------------------------------------- -------------- ------------------- ---------------------   ------------------ --------------
                                                             (IN THOUSANDS)
Year ended December 31, 1995:
Allowance for doubtful accounts .......     $44,662          $42,305            $  21,078 (1)         $ 47,945  (2)      $ 60,100
                                            =======          =======            =========             ========           ========
Year ended December 31, 1996:
Allowance for doubtful accounts .......     $60,100          $58,637            $  13,643 (1)         $   57,020 (2)     $ 75,360
                                            =======          =======            =========             ==========         ========
Year ended December 31, 1997:
Allowance for doubtful accounts .......     $75,360          $71,468            $  40,496 (1)         $   63,778 (2)     $123,545
                                            =======          =======            =========             ==========         ========


----------
(1)  Allowances of acquisitions in years 1995, 1996 and 1997, respectively.

(2)  Write-offs of uncollectible patient accounts receivable.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HEALTHSOUTH CORPORATION



                                          By       RICHARD M. SCRUSHY
                                             -----------------------------
                                                   Richard M. Scrushy,
                                                  Chairman of the Board
                                               and Chief Executive Officer



                                          Date: March 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           SIGNATURE                        CAPACITY                    DATE

------------------------------  -------------------------------   --------------

        RICHARD M. SCRUSHY           Chairman of the Board        March 30, 1998
 ---------------------------      and Chief Executive Officer
         Richard M. Scrushy              and Director

         MICHAEL D. MARTIN         Executive Vice President,      March 30, 1998
 ---------------------------        Chief Financial Officer
          Michael D. Martin              and Treasurer
                                         and Director

          WILLIAM T. OWENS             Group Senior Vice          March 30, 1998
 ---------------------------           President-Finance
          William T. Owens               and Controller
                                (Principal Accounting Officer)

           C. SAGE GIVENS                                         March 30, 1998
 ---------------------------
            C. Sage Givens                 Director

     CHARLES W. NEWHALL III                                       March 30, 1998
 ---------------------------
      Charles W. Newhall III               Director

         GEORGE H. STRONG                                         March 30, 1998
 ---------------------------
          George H. Strong                 Director

        PHILLIP C. WATKINS                                        March 30, 1998
 ---------------------------
         Phillip C. Watkins                Director

        JOHN S. CHAMBERLIN                                        March 30, 1998
 ---------------------------
         John S. Chamberlin                Director

           LARRY R. HOUSE                                         March 30, 1998
 ---------------------------
            Larry R. House                 Director

       ANTHONY J. TANNER
---------------------------
       Anthony J. Tanner                   Director               March 30, 1998

          JAMES P. BENNETT                                        March 30, 1998
 ---------------------------
          James P. Bennett                 Director

           P. DARYL BROWN                                         March 30, 1998
 ---------------------------
            P. Daryl Brown                 Director

           JOEL C. GORDON                                         March 30, 1998
 ---------------------------
            Joel C. Gordon                 Director

                             HEALTHSOUTH CORPORATION



                           ANNUAL REPORT ON FORM 10-K
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1997



                                    EXHIBITS

                                INDEX TO EXHIBITS



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

(2)-11 Plan and Agreement of Merger, dated February 17, 1997, among HEALTHSOUTH Corporation, Reid Acquisition Corporation and Horizon/CMS Healthcare Corporation, as amended, filed as Exhibit 2 to the
          Company's Registration Statement on Form S-4 (Registration No. 333-36419), is hereby incorporated by reference.

(2)-12 Purchase and Sale Agreement, dated November 3, 1997, among HEALTHSOUTH Corporation, Horizon/CMS Healthcare Corporation and Integrated Health Services, Inc., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated December 31, 1997, is hereby incorporated by reference.

(2)-13 Amendment to Purchase and Sale Agreement, dated December 31, 1997, among HEALTHSOUTH Corporation, Horizon/CMS Healthcare Corporation and Integrated Health Services, Inc., filed as Exhibit 2.2 to the Company's Current Report on Form 8-K, dated December 31, 1997, is hereby incorporated by reference.

(2)-14* Second Amendment to Purchase and Sale Agreement, dated March 4, 1998, among HEALTHSOUTH Corporation, Horizon/CMS Healthcare Corporation and Integrated Health Services, Inc.

(3)-1 Restated Certificate of Incorporation of HEALTHSOUTH Corporation, as filed in the Office of the Secretary of State of the State of Delaware on March 13, 1997, filed as Exhibit (3)-1 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996, is hereby incorporated by reference.

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

(4)-2* Subordinated Indenture, dated March 20, 1998, between HEALTHSOUTH Corporation and The Bank of Nova Scotia Trust Company of New York, as Trustee.

(4)-3* Officer's Certificate pursuant to Sections 2.3 and 11.5 of the Subordinated Indenture, dated March 20, 1998, between HEALTHSOUTH Corporation and The Bank of Nova Scotia Trust Company of New York, as Trustee, relating to the Company's 3.25% Convertible Subordinated Debentures due 2003.

(4)-4* Registration Rights Agreement, dated March 17, 1998, among HEALTHSOUTH Corporation and Smith Barney Inc., Bear, Stearns & Co. Inc., Cowen & Company, Credit Suisse First Boston Corporation, J.P. Morgan
          Securities  Inc.,  Morgan  Stanley  &  Co.  Incorporated,  NationsBanc
          Montgomery Securities LLC and PaineWebber Incorporated, relating to the Company's 3.25% Convertible Subordinated Debentures due 2003.

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

(10)-5 1991 Stock Option Plan, as amended, filed as Exhibit (10)-15 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1991, is hereby incorporated herein by reference.

(10)-6 1992 Stock Option Plan, filed as Exhibit (10)-8 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1992, is hereby incorporated by reference.

(10)-7 1993 Stock Option Plan, filed as Exhibit (10)-10 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1993, is hereby incorporated by reference.

(10)-8    Amended and Restated  1993  Consultants  Stock  Option Plan,  filed as
          Exhibit 4 to the Company's Registration Statement on Form S-8 (Commission File No. 333-42305), is hereby incorporated by reference.

(10)-9 1995 Stock Option Plan, filed as Exhibit (10)-14 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, is hereby incorporated by reference.

(10)-10 Employment Agreement, dated July 23, 1986, between HEALTHSOUTH Rehabilitation Corporation and Richard M. Scrushy, as amended, filed as Exhibit (10)-16 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, is hereby incorporated by reference.

(10)-11 Third Amended and Restated Credit Agreement, dated as of April 11, 1996, between HEALTHSOUTH Corporation and NationsBank, N.A., filed as Exhibit (10)-17 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996, is hereby incorporated by reference.

(10)-12 Form of Indemnity Agreement entered into between HEALTHSOUTH Rehabilitation Corporation and each of its Directors, filed as Exhibit
          (10)-13 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1991, is hereby incorporated by reference.

(10)-13 Surgical Health Corporation 1992 Stock Option Plan, filed as Exhibit 10(aa) to Surgical Health Corporation's Registration Statement on Form S-4 (Commission File No. 33-70582), is hereby incorporated by reference.

(10)-14 Surgical Health Corporation 1993 Stock Option Plan, filed as Exhibit 10(bb) to Surgical Health Corporation's Registration Statement on Form S-4 (Commission File No. 33-70582), is hereby incorporated by reference.

(10)-15 Surgical Health Corporation 1994 Stock Option Plan, filed as Exhibit 10(pp) to Surgical Health Corporation's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1994, is hereby incorporated by reference.

(10)-16 Heritage Surgical Corporation 1992 Stock Option Plan, filed as Exhibit 4(d) to the Company's Registration Statement on Form S-8 (Commission File No. 33-60231), is hereby incorporated by reference.

(10)-17 Heritage Surgical Corporation 1993 Stock Option Plan, filed as Exhibit 4(e) to the Company's Registration Statement on Form S-8 (Commission File No. 33-60231), is hereby incorporated by reference.

(10)-18 Sutter Surgery Centers, Inc. 1993 Stock Option Plan, Non-Qualified Stock Option Plan and Agreement (Saibeni), Non-Qualified Stock Option

          Plan  and  Agreement  (Shah),  Non-Qualified  Stock  Option  Plan  and
          Agreement (Akella), Non-Qualified Stock Option Plan and Agreement (Kelly) and Non-Qualified Stock Option Plan and Agreement (May), filed as Exhibits 4(a) - 4(f) to the Company's Registration Statement on Form S-8 (Commission File No. 33-64615), are hereby incorporated by reference.

(10)-19   Surgical  Care  Affiliates  Incentive  Stock  Plan of  1986,  filed as
          Exhibit 10(g) to Surgical Care Affiliates Inc.'s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1993, is hereby incorporated by reference.

(10)-20 Surgical Care Affiliates 1990 Non-Qualified Stock Option Plan for Non-Employee Directors, filed as Exhibit 10(i) to Surgical Care Affiliates, Inc.'s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1990, is hereby incorporated by reference.

(10)-21 Professional Sports Care Management, Inc. 1992 Stock Option Plan, as amended, filed as Exhibits 10.1 - 10.3 to Professional Sports Care Management, Inc.'s Registration Statement on Form S-1 (Commission File No. 33-81654), is hereby incorporated by reference.

(10)-22 Professional Sports Care Management, Inc. 1994 Stock Incentive Plan, filed as Exhibit 10.4 to Professional Sports Care Management, Inc.'s Registration Statement on Form S-1 (Commission File No. 33-81654), is hereby incorporated by reference.

(10)-23 Professional Sports Care Management, Inc. 1994 Directors' Stock Option Plan, filed as Exhibit 10.5 to Professional Sports Care Management, Inc.'s Registration Statement on Form S-1 (Commission File No. 33-81654), is hereby incorporated by reference.

(10)-24 ReadiCare, Inc. 1991 Stock Option Plan, filed as an exhibit to ReadiCare, Inc.'s Annual Report on Form 10-K for the Fiscal Year Ended February 29, 1992, is hereby incorporated by reference.

(10)-25 ReadiCare, Inc. Stock Option Plan for Non-Employee Directors, as amended, filed as an exhibit to ReadiCare, Inc's Annual Report on Form 10-K for the Fiscal Year Ended February 29, 1992 and as an exhibit to ReadiCare, Inc.'s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1994, is hereby incorporated by reference.

(10)-26   1997  Stock  Option  Plan,   filed  as  Exhibit  4  to  the  Company's
          Registration Statement on Form S-8 (Registration No. 333-42307) is hereby incorporated by reference.

(10)-27* Bridge Credit Agreement, dated October 22, 1997, between HEALTHSOUTH Corporation and NationsBank, National Association.

(10)-28 Health Images, Inc. Non-Qualified Stock Option Plan, filed as Exhibit 10(d)(i) to Health Images, Inc.'s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, is hereby incorporated by reference.

(10)-29 Amended and Restated Employee Incentive Stock Option Plan, as amended, of Health Images, Inc., filed as Exhibits 10(c)(i), 10(c)(ii), 10(c)(iii) and 10(c)(iv) to Health Images, Inc.'s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, is hereby incorporated herein by reference.

(10)-30   Form of Health Images,  Inc. 1995 Formula Stock Option Plan,  filed as
          Exhibit 10(d)(iv) to Health Images, Inc.'s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995, is hereby incorporated herein by reference.

(10)-31 1996 Employee Incentive Stock Option Plan of Health Images, Inc., filed as Exhibit 4(v) to the Company's Registration Statement on Form S-8 (Registration No. 333-24429), is hereby incorporated by reference.

(10)-32 Employee Stock Option Plan of Horizon/CMS Healthcare Corporation, filed as Exhibit 10.5 to Horizon/CMS Healthcare Corporation's Annual Report on Form 10-K for the Fiscal Year Ended May 31, 1994, is hereby incorporated by reference.

(10)-33 First Amendment to Employee Stock Option Plan of Horizon/CMS Healthcare Corporation, filed as Exhibit 10.6 to Horizon/CMS Healthcare Corporation's Annual Report on Form 10-K for the Fiscal Year Ended May 31, 1994, is hereby incorporated by reference.

(10)-34   Corrected   Second   Amendment  to  Employee   Stock  Option  Plan  of
          Horizon/CMS Healthcare Corporation, filed as Exhibit 10.7 to Horizon/CMS Healthcare Corporation's Annual Report on Form 10-K for the Fiscal Year Ended May 31, 1994, is hereby incorporated by reference.

(10)-35   Amendment  No.  3  to  Employee   Stock  Option  Plan  of  Horizon/CMS
          Healthcare Corporation, filed as Exhibit 10.12 to Horizon/CMS Healthcare Corporation's Annual Report on Form 10-K for the Fiscal Year Ended May 31, 1995, is hereby incorporated by reference.

(10)-36 Horizon Healthcare Corporation Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.6 to Horizon/CMS Healthcare Corporation's Annual Report on Form 10-K for the Fiscal Year Ended May 31, 1994, is hereby incorporated by reference.

(10)-37 Amendment No. 1 to Horizon Healthcare Corporation Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.14 to Horizon/CMS Healthcare Corporation's Annual Report on Form 10-K for the Fiscal Year Ended May 31, 1996, is hereby incorporated by reference.

(10)-38   Horizon/CMS  Healthcare  Corporation  1995  Incentive  Plan,  filed as
          Exhibit 4.1 to Horizon/CMS Healthcare Corporation's Registration Statement on Form S-8 (Registration No. 33-63199), is hereby incorporated by reference.

(10)-39 Horiozn/CMS Healthcare Corporation 1995 Non-Employee Directors' Stock Option Plan, filed as Exhibit 4.2 to Horizon/CMS Healthcare Corporation's Registration Statement on Form S-8 (Registration No. 33-63199), is hereby incorporated by reference.

(10)-40 First Amendment to Horizon Healthcare Corporation Employee Stock Purchase Plan, filed as Exhibit 10.18 to Horizon/CMS Healthcare Corporation's Annual Report on Form 10-K for the Fiscal Year Ended May 31, 1996, is hereby incorporated by reference.

(10)-41 Continental Medical Systems, Inc. 1994 Stock Option Plan (as amended and restated effective December 1, 1991), Amendment No. 1 to Continental Medical Systems, Inc. 1986 Stock Option Plan and Amendment No. 2 to Continental Medical Systems, Inc. 1986 Stock Option Plan, filed as Exhibit 4.1 to Horizon/CMS Healthcare Corporation's Registration Statement on Form S-8 (Registration No. 33- 61697), is hereby incorporated by reference.

(10)-42 Continental Medical Systems, Inc. 1989 Non-Employee Directors' Stock Option Plan (as amended and restated effective December 1, 1991), filed as Exhibit 4.2 to Horizon/CMS Healthcare Corporation's Registration Statement on Form S-8 (Registration No. 33-61697), is hereby incorporated by reference.

(10)-43 Continental Medical Systems, Inc. 1992 CEO Stock Option Plan and Amendment No. 1 to Continental Medical Systems, Inc. 1992 CEO Stock Option Plan, filed as Exhibit 4.3 to Horizon/CMS Healthcare Corporation's Registration Statement on Form S-8 (Registration No. 33-61697), is hereby incorporated by reference.

(10)-44 Continental Medical Systems, Inc. 1993 Nonqualified Stock Option Plan, Amendment No. 1 to Continental Medical Systems, Inc. 1993 Nonqualified Stock Option Plan and Amendment No. 2 to Continental Medical Systems, Inc. 1993 Nonqualified Stock Option Plan, filed as Exhibit 4.4 to Horizon/CMS Healthcare Corporation's Registration Statement on Form S-8 (Registration No. 33-61697), is hereby incorporated by reference.

(10)-45   Continental  Medical  Systems,  Inc. 1994 Stock Option Plan,  filed as
          Exhibit 4.5 to Horizon/CMS Healthcare Corporation's Registration Statement on Form S-8 (Registration No. 33-61697), is hereby incorporated by reference.

(21)*     Subsidiaries of HEALTHSOUTH Corporation.

(23)*     Consent of Ernst & Young LLP.

(27)*     Financial Data Schedule.

* -- Filed herewith.