Form 10-Q
period 1998-03-31
HEALTHSOUTH CORP
filed 1998-05-15
CIK 785161

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998; or


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     _____________.

Commission File Number 1-10315
                       -------

                             HEALTHSOUTH CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                              63-0860407
-------------------------------                              -------------------
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

                                 (205) 967-7116
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X   NO
                                        ---     ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                        Outstanding at May 11, 1998
-----------------------                              ---------------------------
COMMON STOCK, PAR VALUE                                   400,648,553 SHARES
   $.01 PER SHARE

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART I -- FINANCIAL INFORMATION

                                                                            Page

Item 1. Financial Statements

          Consolidated  Balance  Sheets -- March 31, 1998  (Unaudited)
              and December 31, 1997                                            3

          Consolidated  Statements  of  Income  (Unaudited)  --  Three
              Months Ended March 31, 1998 and 1997                             5

          Consolidated  Statements of Cash Flows  (Unaudited) -- Three
              Months Ended March 31, 1998 and 1997                             6

          Notes to Consolidated  Financial  Statements  (Unaudited) --
              Three Months Ended March 31, 1998 and 1997                       8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  10

PART II -- OTHER INFORMATION

Item 2.  Changes in Securities                                                16

Item 6.  Exhibits and Reports on Form 8-K                                     16

PART I -- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                    MARCH 31,              DECEMBER 31,
                                                                      1998                      1997
                                                              ---------------------      -----------------
                                                                   (Unaudited)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                              $              200,783     $          148,073
     Other marketable securities                                             4,296                  4,326
     Accounts receivable                                                   838,158                745,994
     Inventories, prepaid expenses, and
          other current assets                                             238,985                184,805
                                                              ---------------------      -----------------
          TOTAL CURRENT ASSETS                                           1,282,222              1,083,198

OTHER ASSETS                                                               227,796                223,718

PROPERTY, PLANT AND EQUIPMENT--NET                                       2,006,246              1,850,765

INTANGIBLE ASSETS--NET                                                   2,275,542              2,243,372
                                                              ---------------------
                                                                                         -----------------

           TOTAL ASSETS                                     $            5,791,806     $        5,401,053
                                                              =====================      =================

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)




                                                                    MARCH 31,              DECEMBER 31,
                                                                      1998                      1997
                                                             ----------------------     ------------------
                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                       $               65,021     $          124,058
     Salaries and wages payable                                            111,599                121,768
     Income taxes payable                                                   41,506                 92,507
     Deferred income taxes                                                  28,765                 34,119
     Accrued interest payable and other liabilities                         72,672                 97,506
     Current portion of long-term debt                                      47,106                 46,489
                                                             ----------------------     ------------------
          TOTAL CURRENT LIABILITIES                                        366,669                516,447

LONG-TERM DEBT                                                           1,926,393              1,555,335

DEFERRED INCOME TAXES                                                       73,968                 76,613

DEFERRED REVENUE AND OTHER LONG-TERM LIABILITIES                             2,190                  1,538

MINORITY INTERESTS--LIMITED PARTNERSHIPS                                   100,290                 93,692

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.10 par value--1,500,000
          shares authorized; issued and outstanding--
          none                                                                   0                      0
     Common Stock, $.01 par value--500,000,000
          shares authorized; 399,955,000 and 395,233,000
          shares issued at March 31, 1998 and
          December 31, 1997, respectively                                    4,000                  3,952
     Additional paid-in capital                                          2,371,030              2,317,821
     Retained earnings                                                     962,988                853,641
     Treasury stock                                                           (323)                  (323)
     Receivable from Employee Stock Ownership Plan                         (10,169)               (12,247)
     Notes receivable from stockholders                                     (5,230)                (5,416)
                                                             ----------------------     ------------------

          TOTAL STOCKHOLDERS' EQUITY                                     3,322,296              3,157,428
                                                             ----------------------     ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $            5,791,806     $        5,401,053
                                                             ======================     ==================


See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED - IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                -----------------------------------------------
                                                                       1998                       1997
                                                                ----------------------      -------------------
Revenues                                                      $               907,663     $            691,631

Operating unit expenses                                                       561,491                  438,289
Corporate general and administrative expenses                                  26,424                   17,849
Provision for doubtful accounts                                                21,753                   14,713
Depreciation and amortization                                                  73,382                   57,371
Merger costs                                                                        0                   15,875
Interest expense                                                               28,336                   25,673
Interest income                                                                (1,641)                  (1,038)
                                                                ----------------------      -------------------
                                                                              709,745                  568,732
                                                                ----------------------      -------------------
     Income before income taxes and
          minority interests                                                  197,918                  122,899

Provision for income taxes                                                     70,219                   42,411
                                                                ----------------------      -------------------
     Income before minority interests                                         127,699                   80,488
Minority interests                                                            (18,331)                 (15,908)
                                                                ----------------------      -------------------

     Net income                                               $               109,368     $             64,580
                                                                ======================      ===================



Weighted average common shares outstanding                                    398,496                  327,727
                                                                ======================      ===================


Net income per common share                                   $                  0.27     $               0.20
                                                                ======================      ===================

Weighted average common shares
     outstanding -- assuming dilution                                         412,253                  354,998
                                                                ======================      ===================

Net income per common share --
     assuming dilution                                        $                  0.27     $               0.18
                                                                ======================      ===================


See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)


                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                     -----------------------------------------
                                                                                           1998                     1997
                                                                                     -------------------    ------------------
OPERATING ACTIVITIES
   Net income                                                                                 $ 109,368              $ 64,580
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                                            73,382                57,371
        Provision for doubtful accounts                                                          21,753                14,713
        Income applicable to minority interests of
           limited partnerships                                                                  18,331                15,908
        Merger costs                                                                                  0                15,875
        Provision for deferred income taxes                                                      (2,645)                3,525
        Provision for deferred revenue                                                                0                   (27)
        Changes in operating assets and liabilities, net of
           effects of acquisitions:
              Accounts receivable                                                              (109,177)              (47,624)
              Inventories, prepaid expenses and other current
                 assets                                                                         (54,182)              (14,372)
              Accounts payable and accrued expenses                                              42,985               (34,425)
                                                                                     -------------------    ------------------
                              NET CASH PROVIDED BY
                              OPERATING ACTIVITIES                                               99,815                75,524
INVESTING ACTIVITIES
   Purchases of property, plant and equipment                                                  (189,630)              (96,447)
   Additions to intangible assets, net of effects of
      acquisitions                                                                              (10,040)              (40,866)
   Assets obtained through acquisitions, net of liabilities
      assumed                                                                                   (62,528)              (28,964)
   Payments on purchase accounting accruals related to 1997 acquisitions
      and dispositions                                                                         (182,256)                    0
   Changes in other assets                                                                       (4,078)              (14,468)
   Proceeds received on sale of other marketable
      securities                                                                                     30                    30
   Investments in other marketable securities                                                         0                  (112)
                                                                                     -------------------    ------------------
                              NET CASH USED IN
                              INVESTING ACTIVITIES                                             (448,502)             (180,827)

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           (UNAUDITED - IN THOUSANDS)

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                     -----------------------------------------
                                                                                           1998                     1997
                                                                                     -------------------    ------------------
FINANCING ACTIVITIES

   Proceeds from borrowings                                                                     989,175               193,900
   Principal payments on long-term debt                                                        (616,848)              (90,445)
   Proceeds from exercise of options                                                             38,560                11,483
   Reduction in receivable from Employee Stock
      Ownership Plan                                                                              2,078                 1,901
   Decrease in loans to stockholders                                                                186                     3
   Proceeds from investment by minority interests                                                   778                 3,009
   Payment of cash distributions to limited partners                                            (12,532)              (13,268)
                                                                                     -------------------    ------------------
                              NET CASH PROVIDED BY
                              FINANCING ACTIVITIES                                              401,397               106,583
                                                                                     -------------------    ------------------
                              INCREASE IN CASH AND
                              CASH EQUIVALENTS                                                   52,710                 1,280

   Cash and cash equivalents at beginning of period                                             148,073               150,071
                                                                                     -------------------    ------------------
                              CASH AND CASH EQUIVALENTS
                              AT END OF PERIOD                                                $ 200,783             $ 151,351
                                                                                     ===================    ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the year for:
      Interest                                                                                $  24,042             $  18,423
      Income taxes                                                                              172,173                34,635


Non-cash financing activities:

* During 1997, the Company had a two-for-one stock split on its common stock, which was effected in the form of a 100% stock dividend.

* The Company received a tax benefit from the disqualifying disposition of incentive stock options of $14,697,000 for the three months ended March 31, 1998.


See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

NOTE 1 -- The accompanying consolidated financial statements include the accounts of HEALTHSOUTH Corporation (the "Company") and its subsidiaries. This information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. It is management's opinion that the accompanying consolidated financial statements reflect all adjustments (which are normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of the results for the interim period and the comparable period presented.

NOTE 2 -- During 1996, the Company entered into a Credit Agreement with NationsBank, N.A., ("NationsBank") and other participating banks (the "1996 Credit Agreement") which consisted of a $1,250,000,000 revolving credit facility. Interest is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. The Company is required to pay a fee on the unused portion of the revolving credit facility ranging from 0.08% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on March 31, 2001. The Company has provided a negative pledge on all assets under the 1996 Credit Agreement. On March 15, 1998, pursuant to the terms of the 1996 Credit Agreement, the Company elected to convert $350,000,000 of the 1996 Credit Agreement into a two-year amortizing term note maturing on December 31, 1999. In conjunction with this election, the Company obtained an additional $350,000,000 364-day facility from NationsBank (the "Interim Revolving Credit Facility") which is on substantially the same terms as the 1996 Credit Agreement.

          On March 24, 1994, the Company issued $250,000,000 principal amount of 9.5% Senior Subordinated Notes due 2001 (the "Notes"). Interest is payable on April 1 and October 1. The Notes are senior subordinated obligations of the Company and, as such, are subordinated to all existing and future senior indebtedness of the Company. The net proceeds from the issuance of the Notes were used by the Company to pay down indebtedness outstanding under its existing credit facilities.

          On March 20, 1998, the Company issued $500,000,000 in 3.25% Convertible Subordinated Debentures due 2003 (the "3.25% Convertible Debentures") in a private placement. An additional $67,500,000 principal amount of the 3.25% Convertible Debentures was issued on March 31, 1998 to cover underwriters' overallotments. Interest is payable on April 1 and October 1. The 3.25% Convertible Debentures are convertible into Common Stock of the Company at the option of the holder at a conversion price of $36.625 per share, subject to adjustment upon the occurrence of certain events. The net proceeds from the issuance of the 3.25% Convertible Debentures were used by the Company to pay down indebtedness outstanding under its existing credit facilities.

     At March 31, 1998 and December 31, 1997, long-term debt consisted of the following:

                                                                March 31,          December 31,
                                                                  1998                 1997
                                                          --------------------  -------------------
                                                                       (in thousands)
         Advances under the 1996 Credit Agreement                $    981,250          $ 1,175,000
         9.5% Senior Subordinated Notes due 2001                      250,000              250,000
         3.25% Convertible Subordinated Debentures
              due 2003                                                567,500                    0
         Other long-term debt                                         174,749              176,824
                                                          --------------------  -------------------
                                                                    1,973,499            1,601,824
         Less amounts due within one year                              47,106               46,489
                                                          --------------------  -------------------
                                                                 $  1,926,393          $ 1,555,335
                                                          ====================  ===================


NOTE 3 -- During the first three months of 1998, the Company acquired 42 outpatient rehabilitation facilities, three outpatient surgery centers and six diagnostic imaging centers. The total purchase price of the acquired facilities was approximately $62,528,000. The Company also entered into non-compete agreements totaling approximately $8,533,000 in connection with these transactions. The cost in excess of the acquired facilities' net asset value was approximately $55,189,000. The results of operations (not material individually or in the aggregate) of these acquisitions are included in the consolidated financial statements from their respective acquisition dates.

          On April 15, 1998, the Company entered into a definitive agreement to acquire 34 ambulatory surgery centers from Columbia/HCA Healthcare Corporation. The transaction is valued at approximately $550,000,000, payable in cash at closing. It is expected that the acquisition will be accounted for as a purchase. Consummation of the transaction is subject to various regulatory approvals, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and to the satisfaction of certain other conditions. The Company currently anticipates that the transaction will be consummated in the third quarter of 1998.

          On May 5, 1998, the Company entered into a definitive agreement to acquire National Surgery Centers, Inc. ("NSC") in a transaction to be accounted for as a pooling of interests. NSC operates 40 outpatient surgery centers in 14 states. Under the terms of the agreement, all shares of common stock of NSC will be exchanged for shares of the Company's Common Stock valued at $30.50 per share of NSC common stock, but not less than .8714 nor more than 1.1509 shares of the Company's Common Stock per share of NSC common stock. Consummation of the transaction is subject to various regulatory approvals, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and to the satisfaction of certain other conditions. The Company currently anticipates that the transaction will be consummated in the third quarter of 1998.

NOTE 4 -- During the first three months of 1998, the Company granted incentive and nonqualified stock options to certain Directors, employees and others for 300,000 shares of Common Stock at exercise prices ranging from $26.94 to $28.00 per share.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company provides outpatient and rehabilitative healthcare services through its inpatient and outpatient rehabilitation facilities, surgery centers, diagnostic centers and medical centers. The Company has expanded its operations through the acquisition or opening of new facilities and satellite locations and by enhancing its existing operations. As of March 31, 1998, the Company had over 1,800 locations in 50 states, the United Kingdom and Australia, including approximately 1,200 outpatient rehabilitation locations, 134 inpatient rehabilitation facilities, four medical centers, 176 surgery centers, 113 diagnostic centers and approximately 225 locations providing other patient care services.

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

     The Company, in many cases, operates more than one site within a market. In such markets, there is customarily an outpatient center or inpatient facility with associated satellite outpatient locations. For purposes of the following discussion and analysis, same store operations are measured on locations within markets in which similar operations existed at the end of the period and include the operations of additional locations opened within the same market. New store operations are measured on locations within new markets. The Company may, from time to time, close or consolidate similar locations in multi-site markets to obtain efficiencies and respond to changes in demand.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1998

     The  Company  operated   approximately   1,200  outpatient   rehabilitation
locations (which includes base facilities and satellites) at March 31, 1998, compared to 780 outpatient rehabilitation locations at

March 31, 1997. In addition, the Company operated 134 inpatient rehabilitation facilities, four medical centers, 176 surgery centers, and 113 diagnostic centers at March 31, 1998, compared with 97 inpatient facilities, four medical centers, 140 surgery centers and 73 diagnostic centers at March 31, 1997.

     The Company's operations generated revenues of $907,663,000 for the quarter ended March 31, 1998, an increase of $216,032,000, or 31.2%, as compared to the same period in 1997. The increase in revenues is primarily attributable to increases in patient volume and the addition of new outpatient, inpatient, diagnostic and surgery centers. Same store revenues for the quarter ended March 31, 1998 were $763,281,000, an increase of $71,650,000, or 10.4%, as compared to the same period in 1997. New store revenues were $144,382,000. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 35.4% and 2.7% of revenue for the first quarter of 1998, compared to 37.6% and 2.7% for the same period in 1997. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During the first quarter of 1998, same store outpatient visits, inpatient days, surgical cases and diagnostic cases increased 16.0%, 9.7%, 7.6% and 11.4%, respectively. Revenue per outpatient visit, inpatient day, surgical case and diagnostic case for same store operations increased (decreased) by 1.0%, 0.4%, (1.1)% and (1.4)%, respectively.

     Operating expenses, at the operating unit level, were $561,491,000, or 61.9% of revenues, for the quarter ended March 31, 1998, compared to $438,289,000, or 63.4% of revenues, for the first quarter of 1997. The decrease in operating expenses as a percentage of revenues is primarily attributable to the 10.4% increase in same store revenues noted above. In same store operations, the incremental costs associated with increased revenues are significantly less as a percentage of those increased revenues. Same store operating expenses were $469,257,000, or 61.5% of comparable revenue. New store operating expenses were $92,234,000, or 63.9% of comparable revenue. Corporate general and administrative expenses increased from $17,849,000 during the 1997 quarter to $26,424,000 during the 1998 quarter. As a percentage of revenue, corporate general and administrative expenses increased from 2.6% in the 1997 quarter to 2.9% in the 1998 quarter. The provision for doubtful accounts was $21,753,000, or 2.4% of revenues, for the first quarter of 1998, compared to $14,713,000, or 2.1% of revenues, for the same period in 1997. Management believes that this provision is adequate to cover any uncollectible revenues.

     Depreciation and amortization expense was $73,382,000 for the quarter ended March 31, 1998, compared to $57,371,000 for the same period in 1997. The increase represents the investment in additional assets by the Company. Interest expense was $28,336,000 for the quarter ended March 31, 1998, compared to $25,673,000 for the quarter ended March 31, 1997. For the first quarter of 1998, interest income was $1,641,000, compared to $1,038,000 for the first quarter of 1997.

     As a result of the acquisition of Health Images, Inc., the Company recognized $15,875,000, primarily representing accounting, legal and financial advisory services, in merger costs during the first quarter of 1997.

     Income before minority interests and income taxes for the first quarter of 1998 was $197,918,000, compared to $122,899,000 for the same period in 1997.
Minority interests decreased income before income taxes by $18,331,000 for the quarter ended March 31, 1998, compared to decreasing income before income taxes by $15,908,000 for the first quarter of 1997. The provision for income taxes for the first quarter of 1998 was $70,219,000, compared to $42,411,000 for the same period in 1997, resulting in effective tax rates of 39.1% and 39.6%, respectively. Net income for the first quarter of 1998 was $109,368,000, compared to $64,580,000 for the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company had working capital of $915,553,000, including cash and marketable securities of $205,079,000. Working capital at December 31, 1997, was $566,751,000, including cash and marketable securities of $152,399,000. For the first three months of 1998, cash provided by operations was $99,815,000, compared to $75,524,000 for the same period in 1997. Additions to property, plant, and equipment and acquisitions accounted for $189,630,000 and $62,528,000, respectively, during the first three months of 1998. Those same investing activities accounted for $96,447,000 and $28,964,000, respectively, in the same period in 1997. Financing activities provided $401,397,000 and $106,583,000 during the first three months of 1998 and 1997, respectively. Net borrowing proceeds (borrowing less principal reductions) for the first three months of 1998 and 1997 were $372,327,000 and $103,455,000, respectively.

     Accounts receivable were $838,158,000 at March 31, 1998, compared to $745,994,000 at December 31, 1997. The number of days of average quarterly revenues in average receivables at March 31, 1998, was 74.9, compared to 75.7 days of average revenues in average receivables at December 31, 1997. The concentration of net accounts receivable from patients, third-party payors, insurance companies and others at March 31, 1998, is consistent with the related concentration of revenues for the period then ended.

     During 1996, the Company entered into a Credit Agreement with NationsBank, N.A., ("NationsBank") and other participating banks (the "1996 Credit Agreement") which consisted of a $1,250,000,000 revolving credit facility. Interest is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. The Company is required to pay a fee on the unused portion of the revolving credit facility ranging from 0.08% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on March 31, 2001. The Company has provided a negative pledge on all assets under the 1996 Credit Agreement. On March 15, 1998, pursuant to the terms of the 1996 Credit Agreement, the Company elected to convert $350,000,000 of the 1996 Credit Agreement into a two-year amortizing term note maturing on December 31, 1999. In conjunction with this election, the Company obtained an additional $350,000,000 364-day facility from NationsBank (the "Interim Revolving Credit Facility") which is on substantially the same terms as the 1996 Credit Agreement. The effective interest rate on the average outstanding balance under the 1996 Credit Agreement was 6.2% for the three months ended March 31, 1998, compared to the average prime rate of 8.5% during the same period. At March 31, 1998, the Company had drawn $981,250,000 under the 1996 Credit Agreement.

     On March 20, 1998, the Company issued $500,000,000 in 3.25% Convertible Subordinated Debentures due 2003 (the "3.25% Convertible Debentures") in a private placement. An additional $67,500,000 principal amount of the 3.25% Convertible Debentures was issued on March 31, 1998 to cover underwriters' overallotments. Interest is payable on April 1 and October 1. The Convertible Debentures are convertible into Common Stock of the Company at the option of the holder at a conversion price of $36.625 per share, subject to the adjustment upon the occurrence of certain events. The net proceeds from the issuance of the Convertible Debentures were used by the Company to pay down indebtedness outstanding under its other existing credit facilities.

     On April 15, 1998, the Company entered into a definitive agreement to acquire 34 ambulatory surgery centers from Columbia/HCA Healthcare Corporation. The transaction is valued at approximately $550,000,000, payable in cash at closing. It is expected that the acquisition will be accounted for as a purchase. Consummation of the transaction is subject to various regulatory approvals, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and to the satisfaction of certain other conditions. The Company currently anticipates that the transaction will be consummated in the third quarter of 1998.

     On May 5, 1998, the Company entered into a definitive agreement to acquire National Surgery Centers, Inc. ("NSC") in a transaction to be accounted for as a pooling of interests. NSC operates 40 outpatient surgery centers in 14 states. Under the terms of the agreement, all shares of common stock of NSC will be exchanged for shares of the Company's Common Stock valued at $30.50 per share of NSC common stock, but not less than .8714 nor more than 1.1509 shares of the Company's Common Stock per share of NSC common stock. Consummation of the transaction is subject to various regulatory approvals, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and to the satisfaction of certain other conditions. The Company currently anticipates that the transaction will be consummated in the third quarter of 1998.

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

     Although the Company is continually considering and evaluating acquisitions and opportunities for future growth, the Company has not entered into any agreements with respect to material future acquisitions other than the transactions with Columbia/HCA and NSC described above. In order to meet expected cash needs in connection with the Columbia/HCA surgery centers acquisition and to provide cash for other planned expenditures, the Company is actively exploring both an increase in its existing bank credit facilities and the possibility of raising capital through the issuance of debt in the public market or in institutional private placements. Any such transactions are currently expected to occur in the second quarter of 1998. The Company believes that existing cash, cash flow from operations, borrowings under the 1996 Credit Agreement and the Interim Revolving Credit Facility and the proceeds of any expansion of its credit facilities or other new financing will be sufficient to satisfy the Company's estimated cash requirements for the next twelve months and for the reasonably foreseeable future. There can, however, be no assurance as to the terms on which any such expansion of its credit facilities or other new financing arrangements can be effected.

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

     The Company's investment in marketable securities was $4,296,000 at March 31, 1998, which represents less than 0.1% of total assets at that date. These securities are generally short-term, highly-liquid instruments and, accordingly, their fair value approximates cost. Earnings on investments in marketable securities are not significant to the Company's results of operations, and therefore any changes in interest rates would have a minimal impact on future pre-tax earnings.

     With respect to the Company's interest-bearing liabilities, approximately $981,250,000 in long-term debt at March 31, 1998 is subject to variable rates of interest, while the remaining balance in long-term debt of $992,249,000 is subject to fixed rates of interest (see Note 2 of "Notes to Consolidated Financial Statements" for further description). The fair value of the Company's total long-term debt, based on discounted cash flow analyses, approximates its carrying value at March 31, 1998. Based on a hypothetical 1% increase in interest rates, the potential losses in future annual pre-tax earnings would be approximately $9,813,000. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined considering the impact of the hypothetical interest rates on the Company's borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

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

PART II -- OTHER INFORMATION

Item 2.           CHANGES IN SECURITIES.

(c)  Recent Sales of Unregistered Securities

     On March 20, 1998, the Company consummated the sale, in a private placement, of $500,000,000 principal amount of 3.25% Convertible Subordinated Debentures due 2003 (the "3.25% Convertible Debentures"). On March 31, 1998, the Company sold an additional $67,750,000 principal amount of the 3.25% Convertible Debentures to cover over-allotment options.

     Interest is payable on the 3.25% Convertible Debentures on April 1 and October 1, commencing October 1, 1998. The 3.25% Convertible Debentures are convertible into Common Stock of the Company at an initial conversion price of $36.625 per share and are redeemable at stated redemption premiums on or after April 5, 2001.

     The 3.25% Convertible Debentures were sold by the Company to Smith Barney Inc.; Bear, Stearns & Co. Inc.; Cowen & Company; Credit Suisse First Boston Corporation; J. P. Morgan Securities Inc.; Morgan Stanley & Co. Incorporated; NationsBanc Montgomery Securities LLC; and Paine Webber Incorporated, as initial purchasers (the "Initial Purchasers"), in reliance on the exemption set forth in
Section 4(2) of the Securities Act of 1933, as amended. The 3.25% Convertible Debentures were sold to the Initial Purchasers at a purchase price of 98.25% of par. The Company has been advised that the Initial Purchasers subsequently resold the Debentures in the United States to "qualified institutional buyers" in reliance on Rule 144A under the Securities Act and to institutional accredited investors in reliance on the exemption from registration provided by Regulation D under the Securities Act, and outside the United States in offshore transactions in reliance on Regulation S under the Securities Act. The Company obtained and relied upon certain representations and covenants from the Initial Purchasers in determining the availability of such exemptions. Of the total amount of the 3.25% Convertible Debentures sold, $559,550,000 were sold under Rule 144A, $6,220,000 were sold under Regulation S, and $2,000,000 were sold under Regulation D.

     On May 8, 1998, the Company filed a Registration Statement on Form S-3 covering the resale of the 3.25% Convertible Debentures by the holders thereof.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

          11.  Computation of Income Per Share (unaudited)

          27.  Financial Data Schedule

(b)  Reports on Form 8-K

     During the three months ended March 31, 1998, the Company filed a Current Report on Form 8-K on January 15, 1998, reporting under Item 2 the consummation of the sale of the long-term care assets of Horizon/CMS Healthcare Corporation to Integrated Health Services, Inc. and reporting under Item 7 certain pro forma financial information relating to such transaction.

     No other items of Part II are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-Q.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  HEALTHSOUTH CORPORATION
                                           -------------------------------------
                                                        (Registrant)

Date: May 15, 1998                                   RICHARD M. SCRUSHY
                                           -------------------------------------
                                                     Richard M. Scrushy
                                                 Chairman of the Board and
                                                  Chief Executive Officer

Date: May 15, 1998                                    MICHAEL D. MARTIN
                                           -------------------------------------
                                                      Michael D. Martin
                                                  Executive Vice President,
                                           Chief Financial Officer and Treasurer