Form 10-Q
period 1998-06-30
HEALTHSOUTH CORP
filed 1998-08-14
CIK 785161

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     _____________.

Commission File Number 1-10315

                            HEALTHSOUTH CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                               63-0860407
-------------------------------                               ----------------
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

                                    YES  X    NO
                                        ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                      Outstanding at August 10, 1998
-----------------------                           ------------------------------
COMMON STOCK, PAR VALUE                               422,618,280 SHARES
     $.01 PER SHARE

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART 1 -- FINANCIAL INFORMATION


                                                                            Page

Item 1.  Financial Statements

         Consolidated  Balance  Sheets -- June 30, 1998  (Unaudited)
         and December 31, 1997                                                 3

         Consolidated Statements of Income (Unaudited) -- Three Months
         and Six Months Ended June 30, 1998 and 1997                           4

         Consolidated  Statements  of Cash  Flows  (Unaudited)  -- Six
         Months Ended June 30, 1998 and 1997                                   5

         Notes to  Consolidated  Financial  Statements  (Unaudited) --
         Three Months and Six Months Ended June 30, 1998 and 1997              7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   9

PART II -- OTHER INFORMATION

Item 2.  Changes in Securities                                                16

Item 4.  Submission of Matters to a Vote of Security Holders                  16

Item 6.  Exhibits and Reports on Form 8-K                                     17

PART I -- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                      JUNE 30,              DECEMBER 31,
                                                                                        1998                    1997
                                                                                  ---------------          --------------
                                                                                    (Unaudited)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                       $   200,290              $   148,073
     Other marketable securities                                                           4,256                    4,326
     Accounts receivable                                                                 891,391                  745,994
     Inventories, prepaid expenses, and
          other current assets                                                           251,667                  184,805
                                                                                     -----------              -----------
                     TOTAL CURRENT ASSETS                                              1,347,604                1,083,198

OTHER ASSETS                                                                             249,068                  223,718
PROPERTY, PLANT AND EQUIPMENT--NET                                                     2,154,342                1,850,765
INTANGIBLE ASSETS--NET                                                                 2,361,764                2,243,372
                                                                                     -----------              -----------
                     TOTAL ASSETS                                                    $ 6,112,778              $ 5,401,053
                                                                                     ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                $    41,638              $   124,058
     Salaries and wages payable                                                          118,975                  121,768
     Income taxes payable                                                                  8,848                   92,507
     Deferred income taxes                                                                18,302                   34,119
     Accrued interest payable and other liabilities                                       65,743                   97,506
     Current portion of long-term debt                                                    47,600                   46,489
                                                                                     -----------              -----------
                     TOTAL CURRENT LIABILITIES                                           301,106                  516,447

LONG-TERM DEBT                                                                         2,190,706                1,555,335

DEFERRED INCOME TAXES                                                                     47,062                   76,613

DEFERRED REVENUE AND OTHER LONG-TERM LIABILITIES                                           1,165                    1,538

MINORITY INTERESTS--LIMITED PARTNERSHIPS                                                  98,910                   93,692

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.10 par value--1,500,000
          shares authorized; issued and outstanding--
          none                                                                                 0                        0
     Common Stock, $.01 par value--600,000,000
          shares authorized; 401,817,000 and 395,233,000
          shares issued at June 30, 1998 and
          December 31, 1997, respectively                                                  4,018                    3,952
     Additional paid-in capital                                                        2,406,903                2,317,821
     Retained earnings                                                                 1,078,580                  853,641
     Treasury stock                                                                         (323)                    (323)
     Receivable from Employee Stock Ownership Plan                                       (10,169)                 (12,247)
     Notes receivable from stockholders                                                   (5,180)                  (5,416)
                                                                                     -----------              -----------
                     TOTAL STOCKHOLDERS' EQUITY                                        3,473,829                3,157,428
                                                                                     -----------              -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 6,112,778              $ 5,401,053
                                                                                     ===========              ===========


See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED - IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                          THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                JUNE 30,                              JUNE 30,
                                                     ------------------------------        ------------------------------
                                                         1998              1997                1998                1997
                                                     -----------       ------------        -----------         -----------
Revenues                                             $   942,482        $   723,017        $ 1,850,145        $ 1,414,648
Operating unit expenses                                  578,637            451,650          1,140,128            889,939
Corporate general and administrative expenses             26,257             18,509             52,681             36,358
Provision for doubtful accounts                           21,970             18,075             43,723             32,788
Depreciation and amortization                             80,331             60,145            153,713            117,516
Merger costs                                                   0                  0                  0             15,875
Interest expense                                          28,582             27,742             56,918             53,415
Interest income                                           (2,881)            (1,284)            (4,522)            (2,322)
                                                     -----------        -----------        -----------        -----------
                                                         732,896            574,837          1,442,641          1,143,569
                                                     -----------        -----------        -----------        -----------
     Income before income taxes and
          minority interests                             209,586            148,180            407,504            271,079

Provision for income taxes                                75,265             50,054            145,484             92,465
                                                     -----------        -----------        -----------        -----------
     Income before minority interests                    134,321             98,126            262,020            178,614

Minority interests                                       (17,093)           (16,807)           (35,424)           (32,715)
                                                     -----------        -----------        -----------        -----------
     Net income                                      $   117,228        $    81,319        $   226,596        $   145,899
                                                     ===========        ===========        ===========        ===========

Weighted average common shares outstanding               400,628            340,045            399,540            334,233
                                                     ===========        ===========        ===========        ===========

Net income per common share                          $      0.29        $      0.24        $      0.57        $      0.44
                                                     ===========        ===========        ===========        ===========

Weighted average common shares
     outstanding -- assuming dilution                    428,216            354,982            420,248            355,340
                                                     ===========        ===========        ===========        ===========

Net income per common share --
     assuming dilution                               $      0.28        $      0.23        $      0.55        $      0.41
                                                     ===========        ===========        ===========        ===========


See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)


                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                     -----------------------------------
                                                                                          1998                1997
                                                                                     ----------------    ---------------
OPERATING ACTIVITIES
   Net income                                                                          $   226,596        $   145,899
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                                      153,713            117,516
        Provision for doubtful accounts                                                     43,723             32,788
        Income applicable to minority interests of
           limited partnerships                                                             35,424             32,715
        Merger costs                                                                             0             15,875
        Provision for deferred income taxes                                                  8,730              6,036
        Provision for deferred revenue                                                           0                171
        Changes  in  operating  assets  and  liabilities,
           net of effects of acquisitions:
              Accounts receivable                                                         (180,481)          (109,810)
              Inventories, prepaid expenses and other current
                 assets                                                                    (66,512)           (21,226)
              Accounts payable and accrued expenses                                          1,734            (66,796)
                                                                                       -----------        -----------

                            NET CASH PROVIDED BY
                            OPERATING ACTIVITIES                                           222,927            153,168

INVESTING ACTIVITIES
   Purchases of property, plant and equipment                                             (292,318)          (219,209)
   Additions to intangible assets, net of effects of
      acquisitions                                                                         (25,920)           (57,579)
   Assets obtained through acquisitions, net of liabilities
      assumed                                                                             (170,721)           (56,241)
   Payments on purchase accounting accruals related to 1997 acquisitions
      and dispositions                                                                    (274,507)                 0
   Changes in other assets                                                                 (22,176)           (17,007)
   Proceeds received on sale of other marketable
      securities                                                                                70                 60
   Investments in other marketable securities                                                    0               (139)
                                                                                       -----------        -----------

                            NET CASH USED IN
                            INVESTING ACTIVITIES                                          (785,572)          (350,115)

FINANCING ACTIVITIES
   Proceeds from borrowings                                                              1,676,348            339,666
   Principal payments on long-term debt                                                 (1,083,727)          (109,856)
   Proceeds from exercise of options                                                        51,790             18,948
   Reduction in receivable from Employee Stock
      Ownership Plan                                                                         2,078              1,901
   Decrease in loans to stockholders                                                           236                 50
   Proceeds from investment by minority interests                                            1,662                548
   Payment of cash distributions to limited partners                                       (33,525)           (28,550)
                                                                                       -----------        -----------

                             NET CASH PROVIDED BY
                             FINANCING ACTIVITIES                                          614,862            222,707
                                                                                       -----------        -----------

                            INCREASE  IN CASH AND
                            CASH EQUIVALENTS                                                52,217             25,760

   Cash and cash equivalents at beginning of period                                        148,073            150,071
                                                                                       -----------        -----------

                            CASH AND CASH EQUIVALENTS
                            AT END OF PERIOD                                           $   200,290        $   175,831
                                                                                       ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the year for:
      Interest                                                                         $    62,322        $    53,454
      Income taxes                                                                         261,612             86,888

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           (UNAUDITED - IN THOUSANDS)

Non-cash investing activities:
     During 1998, the Company issued 699,000 shares of its common stock with a market value of $19,397,000 as consideration for acquisitions accounted for as purchases.

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

     The Company received a tax benefit from the disqualifying disposition of incentive stock options of $17,961,000 for the six months ended June 30, 1998.



See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997


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

NOTE  2  -- The Company has a  $1,750,000,000  revolving  credit  facility  with
            NationsBank, N.A. ("NationsBank") and other participating banks (the "1998 Credit Agreement"). The 1998 Credit Agreement replaced a previous $1,250,000,000 revolving credit agreement, also with NationsBank, consisting of a $350,000,000 two-year amortizing term note maturing on December 31, 1999, and a $900,000,000 revolving credit facility. In conjunction with the 1998 Credit Agreement, the Company also canceled its $350,000,000 364-day interim revolving credit facility with NationsBank. Interest on the 1998 Credit Agreement is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. The Company is required to pay a fee based on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on June 22, 2003. The Company has provided a negative pledge on all assets under the 1998 Credit Agreement.

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

            On March 20, 1998, the Company issued $500,000,000 in 3.25% Convertible Subordinated Debentures due 2003 (the "3.25% Convertible Debentures") in a private placement. An additional $67,750,000 principal amount of the 3.25% Convertible Debentures was issued on March 31, 1998 to cover underwriters' overallotments. Interest is payable on April 1 and October 1. The 3.25% Convertible Debentures are convertible into Common Stock of the Company at the option of the holder at a conversion price of $36.625 per share, subject to adjustment upon the occurrence of certain events. The net proceeds from the issuance of the 3.25% Convertible Debentures were used by the Company to pay down indebtedness outstanding under its existing credit facilities.

            On June 22, 1998, the Company issued $250,000,000 in 6.875% Senior Notes due 2005 and $250,000,000 in 7.0% Senior Notes due 2008 (collectively, the "Senior Notes"). Interest is payable on June 15 and December 15 of each year, commencing on December 15, 1998. The Senior Notes are unsecured, unsubordinated obligations of the Company. The net proceeds from the issuance of the Senior Notes were used by the Company to pay down indebtedness outstanding under its existing credit facilities.

     At June 30, 1998, and December 31, 1997, long-term debt consisted of the following:

                                                               June 30,            December 31,
                                                                 1998                  1997
                                                           -----------------     -----------------
                                                                       (in thousands)
     Advances under the 1998 Credit Agreement                   $   750,000           $ 1,175,000
     9.5% Senior Subordinated Notes due 2001                        250,000               250,000
     3.25% Convertible Subordinated Debentures
         due 2003                                                   567,750                     0
     6.875% Senior Notes due 2005                                   250,000                     0
     7.0% Senior Notes due 2008                                     250,000                     0
     Other long-term debt                                           170,556               176,824
                                                           -----------------     -----------------
                                                                  2,238,306             1,601,824
     Less amounts due within one year                                47,600                46,489
                                                           -----------------     -----------------
                                                                 $2,190,706            $1,555,335
                                                           =================     =================


NOTE  3  -- During  the  first six  months  of 1998,  the  Company  acquired  73 outpatient rehabilitation facilities, three outpatient surgery centers and 11 diagnostic imaging centers. The total purchase price of the acquired facilities was approximately $190,118,000. The Company also entered into non-compete agreements totaling approximately $15,946,000 in connection with these transactions. The cost in excess of the acquired facilities' net asset value was approximately $110,957,000. The results of operations (not material individually or in the aggregate) of these acquisitions are included in the consolidated financial statements from their respective acquisition dates.

            Effective July 1, 1998, the Company acquired Columbia/HCA Healthcare Corporation's interests in 33 ambulatory surgery centers in a transaction to be accounted for as a purchase. Effective July 31, 1998, the Company entered into certain other arrangements to acquire substantially all of the economic benefit of Columbia/HCA's interests in one additional ambulatory surgery center. The transaction was valued at approximately $550,000,000.

            On July 22, 1998, the Company consummated the acquisition of National Surgery Centers, Inc. ("NSC") in a transaction to be accounted for as a pooling of interests. A total of 20,426,261 shares of the Company's Common Stock were issued in the transaction, representing a value of approximately $567,779,000 at the time of the acquisition. NSC operates 40 outpatient surgery centers in 14 states.

NOTE  4  -- During the first six months of 1998, the Company  granted  incentive and nonqualified stock options to certain Directors, employees and others for 465,000 shares of Common Stock at exercise prices ranging from $26.94 to $28.06 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company provides outpatient and rehabilitative healthcare services through its inpatient and outpatient rehabilitation facilities, surgery centers, diagnostic centers and medical centers. The Company has expanded its operations through the acquisition or opening of new facilities and satellite locations and by enhancing its existing operations. As of June 30, 1998, the Company had over 1,900 locations in 50 states, the United Kingdom and Australia, including approximately 1,240 outpatient rehabilitation locations, 132 inpatient rehabilitation facilities, four medical centers, 176 surgery centers, 119 diagnostic centers and approximately 239 locations providing other patient care services.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 1998

     The Company operated approximately 1,240 outpatient locations (which includes base facilities and satellites) at June 30, 1998, compared to approximately 830 outpatient locations at June 30, 1997. In addition, the Company operated 132 inpatient rehabilitation facilities, four medical centers, 176 surgery centers, and 119 diagnostic centers at June 30, 1998, compared with 99 inpatient facilities, four medical centers, 142 surgery centers and 77 diagnostic centers at June 30, 1997.

     The Company's operations generated revenues of $942,482,000 for the quarter ended June 30, 1998, an increase of $219,465,000, or 30.4%, as compared to the same period in 1997. The increase in revenues is primarily attributable to increases in patient volume and the addition of new outpatient, inpatient, diagnostic and surgery centers. Same store revenues for the quarter ended June 30, 1998, were $797,900,000, an increase of $74,883,000, or 10.4%, as compared to the same period in 1997. New store revenues were $144,582,000. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 36.1% and 2.6% of revenue for the second quarter of 1998, compared to 38.0% and 2.3% for the same period in 1997. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During the second quarter of 1998, same store outpatient visits, inpatient days, surgical cases and diagnostic cases increased 16.9%, 10.1%, 6.8% and 10.5%, respectively. Revenue per outpatient visit, inpatient day, surgical case and diagnostic case for same store operations increased (decreased) by 0.6%, 0.4%, (0.7)% and 0.3%, respectively.

     Operating expenses, at the operating unit level, were $578,637,000, or 61.4% of revenues, for the quarter ended June 30, 1998, compared to 62.5% of revenues for the second quarter of 1997. The decrease in operating expenses as a percentage of revenues is primarily attributable to the 10.4% increase in same store revenues noted above. In same store operations, the incremental costs associated with increased revenues are significantly less as a percentage of those increased revenues. Same store operating expenses were $487,960,000, or 61.2% of comparable revenue. New store operating expenses were $90,677,000, or 62.7% of comparable revenue. Corporate general and administrative expenses increased from $18,509,000 during the 1997 quarter to $26,257,000 during the 1998 quarter. As a percentage of revenue, corporate general and administrative expenses increased from 2.6% in the 1997 quarter to 2.8% in the 1998 quarter. The provision for doubtful accounts was $21,970,000, or 2.3% of revenues, for the second quarter of 1998, compared to $18,075,000, or 2.5% of revenues, for the same period in 1997. Management believes that this provision is adequate to cover any uncollectible revenues.

     Depreciation and amortization expense was $80,331,000 for the quarter ended June 30, 1998, compared to $60,145,000 for the same period in 1997. The increase represents the investment in additional assets by the Company. Interest expense was $28,582,000 for the quarter ended June 30, 1998, compared to $27,742,000 for the quarter ended June 30, 1997. For the second quarter of 1998, interest income was $2,881,000, compared to $1,284,000 for the second quarter of 1997.

     Income before minority interests and income taxes for the second quarter of 1998 was $209,586,000, compared to $148,180,000 for the same period in 1997.
Minority interests decreased income before income taxes by $17,093,000 for the quarter ended June 30, 1998, compared to decreasing income before income taxes by $16,807,000 for the second quarter of 1997. The provision for income taxes for the second quarter of 1998 was $75,265,000, compared to $50,054,000 for the same period in 1997, resulting in effective tax rates of 39.1% and 38.1%, respectively. Net income for the second quarter of 1998 was $117,228,000, compared to $81,319,000 for the second quarter of 1997.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 1998

     Revenues for the six months ended June 30, 1998, were $1,850,145,000, an increase of $435,497,000, or 30.8%, over the six months ended June 30, 1997. Same store revenues were $1,561,114,000, an increase of $146,466,000, or 10.4%, as compared to the same period in 1997. New store revenues were $289,031,000. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 35.8% and 2.6% of revenue for the first six months of 1998, compared to 37.9% and 2.4% for the same period in 1997. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During the first six months of 1998, same store outpatient visits, inpatient days, surgical cases and diagnostic cases increased 17.8%, 10.1%, 7.2% and 11.0%, respectively. Revenue per outpatient visit, inpatient day, surgical case and diagnostic case for same store operations increased (decreased) by 1.1%, 0.4%, (0.9)% and (0.5)%, respectively.

     Operating expenses, at the operating unit level, were $1,140,128,000, or 61.6% of revenues, for the six months ended June 30, 1998, as compared to $889,939,000, or 62.9% of revenues, for the first six months of 1997. Same store operating expenses were $956,594,000, or 61.3% of comparable revenue. New store operating expenses were $183,534,000, or 63.5% of comparable revenue. As a result of its acquisition of Health Images, Inc., the Company recognized $15,875,000, primarily representing accounting, legal and financial advisory services, in merger costs during the first quarter of 1997. Net income for the six months ended June 30, 1998, was $226,596,000, compared to $145,899,000 for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company had working capital of $1,046,498,000, including cash and marketable securities of $204,546,000. Working capital at December 31, 1997, was $566,751,000, including cash and marketable securities of $152,399,000. For the first six months of 1998, cash provided by operations was $222,927,000, compared to $153,168,000 for the same period in 1997. Additions to property, plant, and equipment and acquisitions accounted for $292,318,000 and $170,721,000, respectively, during the first six months of 1998. Those same investing activities accounted for $219,209,000 and $56,241,000, respectively, in the same period in 1997. Financing activities provided $614,862,000 and $222,707,000 during the first six months of 1998 and 1997, respectively. Net borrowing proceeds (borrowing less principal reductions) for the first six months of 1998 and 1997 were $592,621,000 and $229,810,000, respectively.

     Accounts receivable were $891,391,000 at June 30, 1998, compared to $745,994,000 at December 31, 1997. The number of days of average revenues in average receivables at June 30, 1998, was 76.5, compared to 75.7 days of average revenues in average receivables at December 31, 1997. The concentration of net accounts receivable from patients, third-party payors, insurance companies and others at June 30, 1998, is consistent with the related concentration of revenues for the period then ended.

     The Company has a $1,750,000,000 revolving credit facility with NationsBank, N.A. ("NationsBank") and other participating banks (the "1998 Credit Agreement"). The 1998 Credit Agreement replaced a previous $1,250,000,000 revolving credit agreement, also with NationsBank, consisting of a $350,000,000 two-year amortizing term note maturing on December 31, 1999, and a $900,000,000 revolving credit facility. In conjunction with the 1998 Credit Agreement, the Company also canceled its $350,000,000 364-day interim revolving credit facility with NationsBank. Interest on the 1998 Credit Agreement is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. The Company is required to pay a fee based on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on June 22, 2003. The Company has provided a negative pledge on all assets under the 1998 Credit Agreement. The effective interest rate on the average outstanding balance under the 1998 Credit Agreement was 5.8% for the six months ended June 30, 1998, compared to the average prime rate of 8.5% during the same period. At June 30, 1998, the Company had drawn $750,000,000 under the 1998 Credit Agreement.

     On March 20, 1998, the Company issued $500,000,000 in 3.25% Convertible Subordinated Debentures due 2003 (the "3.25% Convertible Debentures") in a private placement. An additional $67,750,000 principal amount of the 3.25% Convertible Debentures was issued on March 31, 1998 to cover underwriters' overallotments. Interest is payable on April 1 and October 1 of each year, commencing on October 1, 1998. The Convertible Debentures are convertible into Common Stock of the Company at the option of the holder at a conversion price of $36.625 per share, subject to the adjustment upon the occurrence of certain events. The net proceeds from the issuance of the Convertible Debentures were used by the Company to pay down indebtedness outstanding under its other existing credit facilities.

     On June 22, 1998, the Company issued $250,000,000 in 6.875% Senior Notes due 2005 and $250,000,000 in 7.0% Senior Notes due 2008 (collectively, the "Senior Notes"). Interest is payable on June 15 and December 15 of each year, commencing on December 15, 1998. The Senior Notes are unsecured, unsubordinated obligations of the Company. The net proceeds from the issuance of the Senior Notes were used by the Company to pay down indebtedness outstanding under its existing credit facilities.

     Effective July 1, 1998, the Company acquired Columbia/HCA Healthcare Corporation's interests in 33 ambulatory surgery centers in a transaction to be accounted for as a purchase. Effective July 31, 1998, the Company entered into certain other arrangements to acquire substantially all of the economic benefit of Columbia/HCA's interests in one additional ambulatory surgery center. The transaction was valued at approximately $550,000,000.

     On July 22, 1998, the Company consummated the acquisition of National Surgery Centers, Inc. ("NSC") in a transaction to be accounted for as a pooling of interests. A total of 20,426,261 shares of the Company's Common Stock were issued in the transaction, representing a value of approximately $567,779,000 at the time of the acquisition. NSC operates 40 outpatient surgery centers in 14 states.

     The Company intends to pursue the acquisition or development of additional healthcare operations, including comprehensive outpatient rehabilitation facilities, ambulatory surgery centers, inpatient rehabilitation facilities and companies engaged in the provision of outpatient surgery and rehabilitation-related services, and to expand certain of its existing facilities. While it is not possible to estimate precisely the amounts which will actually be expended in the foregoing areas, the Company anticipates that over the next twelve months, it will spend approximately $150,000,000 on maintenance and expansion of its existing facilities and approximately $300,000,000 on development of the Integrated Service Model, pursuant to which the Company plans to utilize its services in particular markets to provide an integrated continuum of coordinated care.

     Although the Company is continually considering and evaluating acquisitions and opportunities for future growth, the Company has not entered into any agreements with respect to material future acquisitions. The Company believes that existing cash, cash flow from operations, and borrowings under the 1998 Credit Agreement will be sufficient to satisfy the Company's estimated cash requirements for the next twelve months and for the reasonably foreseeable future.

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

     The Company's investment in marketable securities was $4,256,000 at June 30, 1998, which represents less than 0.1% of total assets at that date. These securities are generally short-term, highly-liquid instruments and, accordingly, their fair value approximates cost. Earnings on investments in marketable securities are not significant to the Company's results of operations, and therefore any changes in interest rates would have a minimal impact on future pre-tax earnings.

     With respect to the Company's interest-bearing liabilities, approximately $750,000,000 in long-term debt at June 30, 1998 is subject to variable rates of interest, while the remaining balance in long-term debt of $1,488,306,000 is subject to fixed rates of interest (see Note 2 of "Notes to Consolidated Financial Statements" for further description). The fair value of the Company's total long-term debt, based on discounted cash flow analyses, approximates its carrying value at June 30, 1998. Based on a hypothetical 1% increase in interest rates, the potential losses in future annual pre-tax earnings would be approximately $7,500,000. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined considering the impact of the hypothetical interest rates on the Company's borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

     Foreign operations, and the related market risks associated with foreign currency, are currently insignificant to the Company's results of operations and financial position.

COMPUTER TECHNOLOGIES AND YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. Many existing computer programs use only two digits to identify a year in the date field. The issue is whether such code exists in the Company's mission-critical applications and if that code will produce accurate information to date-sensitive calculations after the turn of the century.

     The Company is involved in an extensive, ongoing program to identify and correct problems arising from the year 2000 issues. The program is broken down into the following categories: (1) mission-critical computer applications which are internally maintained by the Company's information technology department;
(2) mission-critical computer applications which are maintained by third-party vendors; (3) non-mission-critical applications, whether internally or externally maintained; (4) hardware; (5) embedded applications which control certain medical and other equipment; (6) computer applications of its significant suppliers; and (7) computer applications of its significant payors.

     Mission-critical computer applications are those which are integral to the Company's business mission, which have no reasonable manual alternative for producing the same information and results, and the failure of which to produce accurate information and results would have a significant adverse impact on the Company. Such applications include the Company's general business systems and its patient billing systems. Most of the Company's clinical applications are not considered mission-critical, because reasonable manual alternatives are available to produce the same information and results for as long as necessary.

     The Company's review of its internally maintained mission-critical applications revealed that such applications contained very few date-sensitive calculations. The revisions to these applications are scheduled to be completed by October 31, 1998, tested during November and December, 1998 and implemented during the first quarter of 1999. The budget for this project is approximately $150,000. The project is currently on schedule, with coding approximately 25% complete at the end of July 1998.

     The Company's general business applications are all licensed from and maintained by the same vendor. All such applications are already year 2000 compliant. The Company has received written confirmation from the vendors of its other externally maintained mission-critical applications that such applications are currently year 2000 compliant or will be made year 2000 compliant by the end of 1998. The cost to be incurred by the Company related to externally maintained applications is not currently expected to be material.

     The Company has reviewed all of its non-mission-critical applications and determined that some of these applications are not year 2000 compliant and will not be made to be compliant. In such cases, the Company has developed manual alternatives to produce the information that such systems currently produce. The incremental cost of the manual systems is not currently estimated to be material. The Company plans to evaluate the effectiveness of the manual systems before any decisions are made on the replacement of the non-compliant applications.

     The Company has engaged a consultant to test all of its computer hardware for year 2000 compliance at a cost of approximately $800,000. The results of these tests are expected to be available by November 30, 1998. The Company has regularly upgraded its significant servers and hardware platforms. Therefore, it is expected that the consultant's tests will only reveal that the Company's older personal computers are not year 2000 compliant. Once the results of the tests are available, the Company will determine which hardware components are necessary to replace and will develop a plan to do so. The cost of such replacements cannot be estimated until the plan is developed.

     The Company has not completed its review of embedded applications which control certain medical and other equipment. The Company expects to complete this review during the third quarter of 1998. The nature of the Company's business is such that any failure of these type applications is not expected to have a material adverse effect on its business.

     The Company has sent inquiries to its significant suppliers of equipment and medical supplies concerning the year 2000 compliance of their significant computer applications. Responses have been received from over 50% of those suppliers, and no significant problems have been identified. Second requests have been mailed to all non-respondents.

     The Company has also sent inquires to its significant third-party payors. Responses have been received from payors representing over 35% of the Company's revenues. Such responses indicate that these payors' systems will be year 2000 compliant. Second requests will be mailed to all non-respondents during October 1998. The Company will continue to evaluate year 2000 risks with respect to such payors as additional responses are received. In that connection, it should be noted that substantially all of the Company's revenues are derived from reimbursement by governmental and private third-party payors, and that the Company is dependent upon such payors' evaluation of their year 2000 compliance status to assess such risks. If such payors are incorrect in their evaluation of their own year 2000 compliance status, this could result in delays or errors in reimbursement to the Company by such payors, the effects of which could be material to the Company.

     Based on the information currently available, the Company believes that its risk associated with problems arising from year 2000 issues is not significant. However, because of the many uncertainties associated with year 2000 compliance issues, and because the Company's assessment is necessarily based on information from third-party vendors, payors and suppliers, there can be no assurance that the Company's assessment is correct or as to the materiality or effect of any failure of such assessment to be correct. The Company will continue with its assessment process as described above and, to the extent that changes in such assessment require it, will attempt to develop alternatives or modifications to its compliance plan described above. There can, however, be no assurance that such compliance plan, as it may be changed, augmented or modified from time to time, will be successful.

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

PART II -- OTHER INFORMATION

Item 2. CHANGES IN SECURITIES.

(c)  Recent Sales of Unregistered Securities

     There were no sales of equity securities in transactions not registered under the Securities Act of 1933, as amended, during the period covered by this Quarterly Report on Form 10-Q.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 21, 1998, the Annual Meeting of Stockholders of the Company was held, at which shares of Common Stock represented at the Annual Meeting were voted in favor of the election of Directors as follows:

                                                         FOR                        WITHHOLD
                                                     ------------                 -----------
            1. Richard M. Scrushy                    352,177,679                   3,686,982
            2. Phillip C. Watkins, M.D.              352,338,619                   3,526,042
            3. George H. Strong                      352,292,782                   3,571,879
            4. C. Sage Givens                        352,302,167                   3,562,494
            5. Charles W. Newhall III                352,335,893                   3,528,768
            6. John S. Chamberlin                    352,304,810                   3,559,851
            7. Michael D. Martin                     352,331,517                   3,533,144
            8. James P. Bennett                      352,318,788                   3,545,873
            9. Edwin M. Crawford                     352,313,632                   3,551,029
           10. Anthony J. Tanner                     352,329,725                   3,534,936
           11. P. Daryl Brown                        352,326,846                   3,537,815
           12. Joel C. Gordon                        352,303,732                   3,560,929

     In addition, shares of Common Stock represented at the Annual Meeting were voted in favor of the approval and adoption of an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company to 600,000,000 as follows:

             Number of Shares
                  Voting                    For                   Against                Abstain
           ----------------------  ----------------------  ---------------------- ----------------------
                355,864,328             350,560,742              4,448,004               815,582

     In addition, shares of Common Stock represented at the Annual Meeting were voted in favor of the approval and adoption of the Company's 1998 Restricted Stock Plan as follows:

             Number of Shares
                  Voting                    For                   Against                Abstain
           ----------------------  ----------------------  ---------------------- ----------------------
                355,864,393             276,630,088             78,002,741              1,231,564

     Finally, shares of Common Stock represented at the Annual Meeting were voted against a stockholder proposal relating to the composition of the Audit and Compensation Committee of the Board of Directors as follows:

             Number of Shares
                  Voting                    For                   Against                Abstain
           ----------------------  ----------------------  ---------------------- ----------------------
                318,520,192             63,302,163              252,507,432             2,710,597

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

          4-1. Indenture, dated June 22, 1998, between HEALTHSOUTH Corporation and PNC Bank, National Association, as Trustee.

          4-2. Officer's  Certificate  pursuant to Sections  2.3 and 11.5 of the
               Indenture, dated June 22, 1998, between HEATLHSOUTH Corporation and PNC Bank, National Association, as Trustee, relating to the Company's 6.875% Senior Notes due 2005 and 7.0% Senior Notes due 2008.

          4-3. Registration  Rights  Agreement,   dated  June  22,  1998,  among
               HEALTHSOUTH Corporation and Salomon Brothers Inc, Goldman, Sachs & Co., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, NationsBanc Montgomery Securities LLC, Bear, Stearns & Co. Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., Paine Webber Incorporated and Scotia Capital Markets (USA) Inc. relating to the Company's 6.875% Senior Notes due 2005 and 7.0% Senior Notes due 2008.

          10. Credit Agreement, dated June 23, 1998, by and among HEALTHSOUTH Corporation, NationsBank, National Association, J.P. Morgan
               Securities Inc., Deutsche Bank AG, ScotiaBanc, Inc. and the Lenders party thereto from time to time.

          11.  Computation of Income Per Share (unaudited)

          27.  Financial Data Schedule

(b)  Reports on Form 8-K

          During the three months ended June 20, 1998, the Company filed (a) a Current Report on Form 8-K filed April 3, 1998, reporting under Item 9 the issuance and sale of $567,750,000 aggregate principal amount of 3.25% Convertible Subordinated Debentures due 2003, and (b) a Current Report on Form 8-K filed May 28, 1998, reporting under Item 5 the filing of the Company's latest Restated Certificate of Incorporation and its adoption of amended and restated By-Laws.

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

                                           HEALTHSOUTH CORPORATION
                                           -----------------------
                                                 (Registrant)

Date:  August 14, 1998                     RICHARD M. SCRUSHY
                                           -------------------------------------
                                           Richard M. Scrushy
                                           Chairman of the Board and
                                           Chief Executive Officer


Date:  August 14, 1998                     MICHAEL D. MARTIN
                                           -------------------------------------
                                           Michael D. Martin
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer