Form 10-Q
period 1998-09-30
HEALTHSOUTH CORP
filed 1998-11-16
CIK 785161

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998; or

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

               ONE HEALTHSOUTH PARKWAY, BIRMINGHAM, ALABAMA 35243
          ------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

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

                              YES   X    NO
                                   ----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                     Outstanding at November 11, 1998
------------------------                        --------------------------------
COMMON STOCK, PAR VALUE                                 423,057,045 SHARES
     $.01 PER SHARE

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART 1 -- FINANCIAL INFORMATION

                                                                                      Page
                                                                                      ----

Item 1.  Financial Statements

         Consolidated Balance Sheets -- September 30, 1998 (Unaudited)                  3
         and December 31, 1997

         Consolidated Statements of Income (Unaudited) -- Three Months and Nine
         Months Ended September 30, 1998 and 1997                                       5

         Consolidated Statements of Cash Flows (Unaudited) -- Nine Months
         Ended September 30, 1998 and 1997                                              6

         Notes to Consolidated Financial Statements (Unaudited) -- Three
         Months and Nine Months Ended September 30, 1998 and 1997                       8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                            11

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                              18

Item 2.  Changes in Securities                                                          18

Item 6.  Exhibits and Reports on Form 8-K                                               19

PART I -- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                                                    SEPTEMBER 30,                  DECEMBER 31,
                                                                                         1998                          1997
                                                                                  -------------------           -------------------
                                                                                     (Unaudited)

ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                 $            206,393          $            148,073
      Other marketable securities                                                              3,716                         4,326
      Accounts receivable                                                                  1,041,487                       745,994
      Inventories, prepaid expenses, and
          other current assets                                                               266,155                       184,805
                                                                                  -------------------           -------------------
                                                      TOTAL CURRENT ASSETS                 1,517,751                     1,083,198

OTHER ASSETS                                                                                 250,721                       223,718

PROPERTY, PLANT AND EQUIPMENT--NET                                                         2,296,074                     1,850,765

INTANGIBLE ASSETS--NET                                                                     2,992,757                     2,243,372
                                                                                  -------------------
                                                                                                                -------------------

                                                              TOTAL ASSETS      $          7,057,303          $          5,401,053
                                                                                  ===================           ===================

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)


                                                                                    SEPTEMBER 30,                  DECEMBER 31,
                                                                                         1998                          1997
                                                                                  -------------------           -------------------
                                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                          $             37,290          $            124,058
      Salaries and wages payable                                                             110,042                       121,768
      Income taxes payable                                                                     1,506                        92,507
      Deferred income taxes                                                                   45,821                        34,119
      Accrued interest payable and other liabilities                                         165,519                        97,506
      Current portion of long-term debt                                                       48,326                        46,489
                                                                                  -------------------           -------------------
                                                 TOTAL CURRENT LIABILITIES                   408,504                       516,447

LONG-TERM DEBT                                                                             2,780,234                     1,555,335

DEFERRED INCOME TAXES                                                                         71,276                        76,613

DEFERRED REVENUE AND OTHER LONG-TERM LIABILITIES                                               8,275                         1,538

MINORITY INTERESTS--LIMITED PARTNERSHIPS                                                     151,736                        93,692

STOCKHOLDERS' EQUITY:
      Preferred Stock, $.10 par value--1,500,000
          shares authorized; issued and outstanding--
          none                                                                                     0                             0
      Common Stock, $.01 par value--600,000,000
          shares authorized; 422,963,000 and 395,233,000
          shares issued at September 30, 1998 and
          December 31, 1997, respectively                                                      4,230                         3,952
      Additional paid-in capital                                                           2,576,630                     2,317,821
      Retained earnings                                                                    1,072,074                       853,641
      Treasury stock                                                                            (323)                         (323)
      Receivable from Employee Stock Ownership Plan                                          (10,169)                      (12,247)
      Notes receivable from stockholders                                                      (5,164)                       (5,416)
                                                                                  -------------------           -------------------

                                                TOTAL STOCKHOLDERS' EQUITY                 3,637,278                     3,157,428
                                                                                  -------------------           -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $          7,057,303          $          5,401,053
                                                                                  ===================           ===================



See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

              (UNAUDITED - IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                     THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                             SEPTEMBER 30,
                                                         -------------------------------------------  ------------------------------
                                                              1998                 1997                    1998             1997
                                                         ----------------     ----------------        ----------------  ------------

Revenues                                               $       1,047,422    $         748,370       $   2,897,567    $  2,163,018

Operating unit expenses                                          645,624              464,143           1,785,752       1,354,082
Corporate general and administrative expenses                     27,503               19,568              80,184          55,926
Provision for doubtful accounts                                   24,015               19,023              67,738          51,811
Depreciation and amortization                                     88,888               63,743             242,601         181,259
Merger costs                                                      25,630                    0              25,630          15,875
Loss on impairment of home health assets                         105,339                    0             105,339               0
Interest expense                                                  46,126               27,765             103,044          81,180
Interest income                                                   (3,450)              (1,439)             (7,972)         (3,761)
                                                         ----------------     ----------------        ------------     -----------
                                                                 959,675              592,803           2,402,316       1,736,372
                                                         ----------------     ----------------        ------------     -----------
Income before income taxes and
   minority interests                                             87,747              155,567             495,251         426,646
Provision for income taxes                                        63,907               52,882             209,391         145,347
                                                         ----------------     ----------------        ------------     -----------
Income before minority interests                                  23,840              102,685             285,860         281,299
Minority interests                                               (18,170)             (16,766)            (53,594)        (49,481)
                                                         ----------------     ----------------        ------------     -----------

      Net income                                       $           5,670    $          85,919       $     232,266    $    231,818
                                                         ================     ================        ============     ===========



Weighted average common shares outstanding                       422,649              340,919             407,414         336,374
                                                         ================     ================        ============     ===========


Net income per common share                            $            0.01    $            0.25       $        0.57    $       0.69
                                                         ================     ================        ============     ===========

Weighted average common shares
   outstanding -- assuming dilution                              433,033              356,802             419,317         355,816
                                                         ================     ================        ============     ===========

Net income per common share --
    assuming dilution                                  $            0.01    $            0.24       $        0.55    $       0.65
                                                         ================     ================        ============     ===========



See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED - IN THOUSANDS)


                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                     -----------------------------------
                                                                                          1998               1997
                                                                                     ----------------   ----------------

OPERATING ACTIVITIES
    Net income                                                                            $   232,266     $ 231,818
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                                         242,601       181,259
        Provision for doubtful accounts                                                        67,738        51,811
        Income applicable to minority interests of
           limited partnerships                                                                53,594        49,481
        Merger costs                                                                           25,630        15,875
        Loss on impairment of home health assets                                              105,339             0
        Provision for deferred income taxes                                                    13,145         9,614
        Provision for deferred revenue                                                              0          (390)
        Changes  in  operating  assets  and  liabilities, net  of  effects  of acquisitions:
              Accounts receivable                                                            (314,811)     (150,138)
              Inventories, prepaid expenses and other current
                 assets                                                                       (65,862)      (47,379)
              Accounts payable and accrued expenses                                            32,711       (72,247)
                                                                                           ----------     ---------

                                                NET CASH PROVIDED BY
                                                OPERATING ACTIVITIES                          392,351       269,704
INVESTING ACTIVITIES
    Purchases of property, plant and equipment                                               (456,642)     (262,110)
    Additions to intangible assets, net of effects of
      acquisitions                                                                            (52,203)      (66,641)
    Assets obtained through acquisitions, net of liabilities
      assumed                                                                                (707,011)     (234,394)
    Payments on purchase accounting accruals related to 1997 acquisitions
      and dispositions                                                                       (295,508)            0
    Changes in other assets                                                                   (20,733)      (25,849)
    Proceeds received on sale of other marketable
      securities                                                                                  610           260
    Investments in other marketable securities                                                      0          (139)
                                                                                           ----------     ---------

                                                       NET CASH USED IN
                                                   INVESTING ACTIVITIES                    (1,531,487)     (588,873)

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                           (UNAUDITED - IN THOUSANDS)



                                                                                                       NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                               -----------------------------------
                                                                                                    1998               1997
                                                                                               ----------------   ----------------

FINANCING ACTIVITIES
    Proceeds from borrowings                                                                      2,389,272            569,978
    Principal payments on long-term debt                                                         (1,198,548)          (184,256)
    Proceeds from exercise of options                                                                59,427             22,366
    Reduction in receivable from Employee Stock
      Ownership Plan                                                                                  2,078              1,901
    Decrease in loans to stockholders                                                                   252                  7
    Proceeds from investment by minority interests                                                    2,061                557
    Payment of cash distributions to limited partners                                               (57,086)           (52,047)
                                                                                                -----------        -----------

                                              NET CASH PROVIDED BY
                                              FINANCING ACTIVITIES                                1,197,456            358,506
                                                                                                -----------        -----------

                                             INCREASE  IN CASH AND
                                                  CASH EQUIVALENTS                                   58,320             39,337

    Cash and cash equivalents at beginning of period                                                148,073            150,071
                                                                                                -----------        -----------

                                              CASH AND CASH EQUIVALENTS
                                                       AT END OF PERIOD                         $   206,393        $   189,408
                                                                                                ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the year for:

      Interest                                                                                  $    81,085        $    77,237
      Income taxes                                                                                  280,835            106,699



Non-cash investing activities:

     During 1998, the Company issued 699,000 shares of its common stock with a market value of $19,397,000 as consideration for acquisitions accounted for as purchases.

     During 1998, the Company issued approximately 20,426,000 shares of its common stock as consideration for mergers (see Note 4).

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

     The Company received a tax benefit from the disqualifying disposition of incentive stock options of $21,804,000 for the nine months ended September 30, 1998.

See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

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

              At September 30, 1998, and December 31, 1997, long-term debt consisted of the following:

                                                                        September 30,          December 31,
                                                                             1998                  1997
                                                                       -----------------     -----------------
                                                                                   (in thousands)

                Advances under the 1998 Credit Agreement                    $ 1,325,000           $ 1,175,000
                9.5% Senior Subordinated Notes due 2001                         250,000               250,000
                3.25% Convertible Subordinated Debentures
                     due 2003                                                   567,750                     0
                6.875% Senior Notes due 2005                                    250,000                     0
                7.0% Senior Notes due 2008                                      250,000                     0
                Other long-term debt                                            185,810               176,824
                                                                       -----------------     -----------------
                                                                              2,828,560             1,601,824
                Less amounts due within one year                                 48,326                46,489
                                                                       -----------------     -----------------
                                                                            $ 2,780,234            $1,555,335
                                                                       =================     =================


NOTE  3  --   Effective  July  1,  1998,  the  Company   acquired   Columbia/HCA
              Healthcare   Corporation's  interests  in  33  ambulatory  surgery
              centers in a transaction  accounted  for as a purchase.  Effective
              July 31, 1998, the Company entered into certain other arrangements
              to  acquire   substantially   all  of  the  economic   benefit  of
              Columbia/HCA's  interests  in one  additional  ambulatory  surgery center. The transaction was valued at approximately  $550,594,000.
              Also,  during the first nine months of 1998, the Company  acquired
              97   outpatient   rehabilitation    facilities,    one   inpatient
              rehabilitation  hospital,  three outpatient surgery centers and 26 diagnostic  imaging  centers.  The total  purchase  price of these acquired  facilities was approximately  $156,417,000.  The Company also entered into non-compete  agreements  totaling  approximately
              $22,502,000  in connection  with these  transactions.  The cost in
              excess  of  the   acquired   facilities'   net  asset   value  was
              approximately   $698,353,000.   The  results  of  operations  (not
              material individually or in the aggregate) of these acquisitions are included in the consolidated financial statements from their respective acquisition dates.

NOTE  4  --   On July 22, 1998, a wholly-owned  subsidiary of the Company merged with National Surgery Centers, Inc. ("NSC"). A total of 20,426,261 shares of the Company's Common Stock were issued in connection with the transaction. At the time of the merger, NSC operated 40 outpatient surgery centers in 14 states. The NSC merger was accounted for as a pooling of interests. However, due to the immateriality of the merger, the Company's historical financial statements for all periods prior to July, 1998 have not been restated. Instead, stockholders' equity has been increased by $146,284,000 as of July 1, 1998, to reflect the effects of the merger.

              Costs and expenses of $25,630,000, primarily representing accounting, legal and financial advisory services, incurred by the Company in connection with the merger were recorded in operations during the quarter ending September 30, 1998, and reported as Merger Costs in the accompanying consolidated statements of income. The effects of conforming the accounting policies of the Company and NSC were not material.

NOTE  5  --   During the third  quarter of 1998,  the Company  adopted a plan to dispose of or otherwise discontinue substantially all of its home health operations, effective November 1, 1998. Such operations, which were acquired by the Company as portions of larger strategic acquisitions, are inconsistent with the Company's core business and growth strategy.

              Accordingly, the Company recorded an impairment loss of approximately $105,339,000 during the quarter ending September 30, 1998. The loss represents the write-down of the home health assets, including goodwill, to their estimated fair value less the estimated costs to sell or otherwise dispose of the assets. Revenues related to the home health assets to be disposed of were approximately $73,071,000 and $63,407,000 for the nine months ending September 30, 1998 and 1997, respectively.

NOTE  6  --   During  the  first  nine  months  of  1998,  the  Company  granted incentive and nonqualified stock options to certain Directors, employees and others for 574,000 shares of Common Stock at exercise prices ranging from $26.94 to $29.75 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company provides outpatient and rehabilitative healthcare services through its inpatient and outpatient rehabilitation facilities, surgery centers, diagnostic centers and medical centers. The Company has expanded its operations through the acquisition or opening of new facilities and satellite locations and by enhancing its existing operations. As of September 30, 1998, the Company had over 2,000 locations in 50 states, the United Kingdom and Australia, including approximately 1,290 outpatient rehabilitation locations, 131 inpatient rehabilitation facilities, four medical centers, 250 surgery centers, 139 diagnostic centers and approximately 200 locations providing other patient care services.

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

         Substantially all of the Company's revenues are derived from private and governmental third-party payors. The Company's reimbursement from governmental third-party payors is based upon cost reports and other reimbursement mechanisms which require the application and interpretation of complex regulations and policies, and such reimbursement is subject to various levels of review and adjustment by fiscal intermediaries and others, which may affect the final determination of reimbursement. In addition, there are increasing pressures from many payor sources to control healthcare costs and to reduce or limit increases in reimbursement rates for medical services. There can be no assurance that payments under governmental and third-party payor programs will remain at levels comparable to present levels. In addition, there have been, and the Company expects that there will continue to be, a number of proposals to limit Medicare reimbursement for certain services. The Company cannot now predict whether any of these proposals will be adopted or, if adopted and implemented, what effect such proposals would have on the Company. Changes in reimbursement policies or rates by private or governmental payors could have an adverse effect on the future results of operations of the Company.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1998

         The Company operated approximately 1,290 outpatient locations (which includes base facilities and satellites) at September 30, 1998, compared to approximately 880 outpatient locations at September 30, 1997. In addition, the Company operated 131 inpatient rehabilitation facilities, four medical centers, 250 surgery centers, and 139 diagnostic centers at September 30, 1998, compared with 99 inpatient facilities, four medical centers, 174 surgery centers and 77 diagnostic centers at September 30, 1997.

         The Company's operations generated revenues of $1,047,422,000 for the quarter ended September 30, 1998, an increase of $299,052,000, or 40.0%, as compared to the same period in 1997. The increase in revenues is primarily attributable to increases in patient volume and the addition of new outpatient, inpatient, diagnostic and surgery centers. Same store revenues for the quarter ended September 30, 1998, were $806,959,000, an increase of $58,589,000, or
7.8%, as compared to the same period in 1997. New store revenues were $240,463,000. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 35.1% and 2.9% of revenue for the third quarter of 1998, compared to 36.4% and 2.3% for the same period in 1997. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During the third quarter of 1998, same store outpatient visits, inpatient days, surgical cases and diagnostic cases increased 15.5%, 6.7%, 4.2% and 10.9%, respectively. Revenue per outpatient visit, inpatient day, surgical case and diagnostic case for same store operations increased (decreased) by (0.2)%, 0.1%, (0.8)% and (0.5)%, respectively.

         Operating expenses, at the operating unit level, were $645,624,000, or 61.6% of revenues, for the quarter ended September 30, 1998, compared to 62.0% of revenues for the third quarter of 1997. The decrease in operating expenses as a percentage of revenues is primarily attributable to the 7.8% increase in same store revenues noted above. In same store operations, the incremental costs associated with increased revenues are significantly less as a percentage of those increased revenues. Same store operating expenses were $496,279,000, or 61.5% of comparable revenue. New store operating expenses were $149,345,000, or 62.1% of comparable revenue. Corporate general and administrative expenses increased from $19,568,000 during the 1997 quarter to $27,503,000 during the 1998 quarter. As a percentage of revenue, corporate general and administrative expenses were 2.6% in the 1997 and 1998 quarter. The provision for doubtful accounts was $24,015,000, or 2.3% of revenues, for the third quarter of 1998, compared to $19,023,000, or 2.5% of revenues, for the same period in 1997. Management believes that this provision is adequate to cover any uncollectible revenues.

         Depreciation and amortization expense was $88,888,000 for the quarter ended September 30, 1998, compared to $63,743,000 for the same period in 1997. The increase represents the investment in additional assets by the Company. Interest expense was $46,126,000 for the quarter ended September 30, 1998, compared to $27,765,000 for the quarter ended September 30, 1997. For the third quarter of 1998, interest income was $3,450,000, compared to $1,439,000 for the third quarter of 1997.

         As a result of the National Surgery Centers, Inc. acquisition, the Company recognized $25,630,000, primarily representing accounting, legal and financial advisory services, in merger costs during the quarter ending September 30, 1998.

         During the third quarter of 1998, the Company adopted a plan to dispose of or otherwise discontinue substantially all of its home health operations, effective November 1, 1998. Such operations, which were acquired by the Company as portions of larger strategic acquisitions, are inconsistent with the

Company's core business and growth strategy. Accordingly, the Company recorded an impairment loss of approximately $105,339,000 during the quarter ending September 30, 1998. The loss represents the write-down of the home health assets, including goodwill, to their estimated fair value less the estimated costs to sell or otherwise dispose of the assets.

         Income before minority interests and income taxes for the third quarter of 1998 was $87,747,000, compared to $155,567,000 for the same period in 1997. Minority interests decreased income before income taxes by $18,170,000 for the quarter ended September 30, 1998, compared to decreasing income before income taxes by $16,766,000 for the third quarter of 1997. The provision for income taxes for the third quarter of 1998 was $63,907,000, compared to $52,882,000 for the same period in 1997. Excluding the tax effects of the merger costs and impairment loss described above, the effective tax rates for the quarters ending September 30, 1998 and 1997 were 39.1% and 38.1%, respectively. Net income for the third quarter of 1998 was $5,670,000, compared to $85,919,000 for the third quarter of 1997.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues for the nine months ended September 30, 1998, were $2,897,567,000, an increase of $734,549,000, or 34.0%, over the nine months ended September 30, 1997. Same store revenues were $2,377,806,000, an increase of $214,788,000, or 9.9%, as compared to the same period in 1997. New store revenues were $519,761,000. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 35.9% and 2.8% of revenue for the first nine months of 1998, compared to 37.4% and 2.3% for the same period in 1997. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During the first nine months of 1998, same store outpatient visits, inpatient days, surgical cases and diagnostic cases increased 16.0%, 8.9%, 7.2% and 11.0%, respectively. Revenue per outpatient visit, inpatient day, surgical case and diagnostic case for same store operations increased (decreased) by 0.7%, 0.3%, (0.9)% and (0.5)%, respectively.

         Operating expenses, at the operating unit level, were $1,785,752,000, or 61.6% of revenues, for the nine months ended September 30, 1998, as compared to $1,354,082,000, or 62.6% of revenues, for the first nine months of 1997. Same store operating expenses were $1,457,721,000, or 61.3% of comparable revenue. New store operating expenses were $328,031,000, or 63.1% of comparable revenue. As a result of its acquisition of Health Images, Inc., the Company recognized $15,875,000, primarily representing accounting, legal and financial advisory services, in merger costs during the first quarter of 1997. Net income for the nine months ended September 30, 1998, was $232,266,000, compared to $231,818,000 for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         As  of  September  30,  1998,  the  Company  had  working   capital  of
$1,109,247,000, including cash and marketable securities of $210,109,000. Working capital at December 31, 1997, was $566,751,000, including cash and marketable securities of $152,399,000. For the first nine months of 1998, cash provided by operations was $392,351,000, compared to $269,704,000 for the same period in 1997. Additions to property, plant, and equipment and acquisitions accounted for $456,642,000 and $707,011,000, respectively, during the first nine months of 1998. Those same investing activities accounted for $262,110,000 and $234,394,000, respectively, in the same period in 1997. Financing activities provided $1,197,456,000 and $358,506,000 during the first nine months of 1998 and 1997, respectively. Net borrowing proceeds (borrowing less principal reductions) for the first nine months of 1998 and 1997 were $1,190,724,000 and $385,722,000, respectively.

         Accounts receivable were $1,041,487,000 at September 30, 1998, compared to $745,994,000 at December 31, 1997. The number of days of average revenues in average receivables at September 30, 1998, was 80.7, compared to 75.7 days of average revenues in average receivables at December 31, 1997. The concentration of net accounts receivable from patients, third-party payors, insurance companies and others at September 30, 1998, is consistent with the related concentration of revenues for the period then ended.

         The Company has a $1,750,000,000 revolving credit facility with NationsBank, N.A. ("NationsBank") and other participating banks (the "1998 Credit Agreement"). The 1998 Credit Agreement replaced a previous $1,250,000,000 revolving credit agreement, also with NationsBank, consisting of a $350,000,000 two-year amortizing term note maturing on December 31, 1999, and a $900,000,000 revolving credit facility. In conjunction with the 1998 Credit Agreement, the Company also canceled its $350,000,000 364-day interim revolving credit facility with NationsBank. Interest on the 1998 Credit Agreement is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. The Company is required to pay a fee based on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on September 22, 2003. The Company has provided a negative pledge on all assets under the 1998 Credit Agreement. The effective interest rate on the average outstanding balance under the 1998 Credit Agreement was 6.18% for the nine months ended September 30, 1998, compared to the average prime rate of 8.50% during the same period. At September 30, 1998, the Company had drawn $1,325,000,000 under the 1998 Credit Agreement.

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

     The Company's investment in marketable securities was $3,716,000 at September 30, 1998, which represents less than 1% of total assets at that date. These securities are generally short-term, highly-liquid instruments and, accordingly, their fair value approximates cost. Earnings on investments in marketable securities are not significant to the Company's results of operations, and therefore any changes in interest rates would have a minimal impact on future pre-tax earnings.

     With respect to the Company's interest-bearing liabilities, approximately $1,325,000,000 in long-term debt at September 30, 1998 is subject to variable rates of interest, while the remaining balance in long-term debt of $1,503,560,000 is subject to fixed rates of interest (see Note 2 of "Notes to Consolidated Financial Statements" for further description). The fair value of the Company's total long-term debt, based on discounted cash flow analyses, approximates its carrying value at September 30, 1998. Based on a hypothetical 1% increase in interest rates, the potential losses in future annual pre-tax earnings would be approximately $13,250,000. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined considering the impact of the hypothetical interest rates on the Company's borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

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

     The Company's review of its internally maintained mission-critical applications revealed that such applications contained very few date-sensitive calculations. The revisions to these applications have been completed and testing is being conducted during November and December, 1998. Implementation is scheduled for the first quarter of 1999. The budget for this project is approximately $150,000.

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

     The Company has engaged a consultant to test all of its computer hardware for year 2000 compliance at a cost of approximately $800,000. The consultant is currently testing the computer hardware at nine pilot sites. The results of the pilot test will be available by November 30, 1998. Testing will begin at the remainder of the Company's sites in January 1999. Results from their test are expected to be available by March 31, 1999. The Company has regularly upgraded its significant servers and hardware platforms. Therefore, it is expected that the consultant's tests will only reveal that the Company's older personal computers are not year 2000 compliant. Once the results of the tests are available, the Company will determine which hardware components are necessary to replace and will develop a plan to do so. The cost of such replacements cannot be estimated until the plan is developed.

     The Company has not completed its review of embedded applications which control certain medical and other equipment. The Company expects to complete this review during the fourth quarter of 1998. The nature of the Company's business is such that any failure of these type applications is not expected to have a material adverse effect on its business. In particular, the Company has focused on reviewing and testing those applications the failure of which would be likely to cause a significant risk of death or serious injury to patients under treatment in the Company's facilities, and the Company believes that, because of the types of services it primarily provides and the nature of its patient population, there is little likelihood of such an event occurring because of the failure of an embedded application.

     The Company has sent inquiries to its significant suppliers of equipment and medical supplies concerning the year 2000 compliance of their significant computer applications. Responses have been received from over 85% of those suppliers, and no significant problems have been identified. Second requests have been mailed to all non-respondents.

     The Company has also sent inquiries to its significant third-party payors. Responses have been received from payors representing over 75% of the Company's revenues. Such responses indicate that these payors' systems will be year 2000 compliant. Second requests were mailed to all non-respondents during October 1998. The Company will continue to evaluate year 2000 risks with respect to such payors as additional responses are received. In that connection, it should be noted that substantially all of the Company's revenues are derived from reimbursement by governmental and private third-party payors, and that the Company is dependent upon such payors' evaluation of their year 2000 compliance status to assess such risks. If such payors are incorrect in their evaluation of their own year 2000 compliance status, this could result in delays or errors in reimbursement to the Company by such payors, the effects of which could be material to the Company.

         Guidance from the Securities and Exchange Commission requires the Company to describe its "reasonably likely worst case scenario" in connection with year 2000 issues. As discussed above, while there is always the potential risk of serious injury or death resulting from a failure of embedded applications in medical and other equipment used by the Company, the Company does not believe that such events are reasonably likely to occur. The Company believes that the most reasonably likely worst case to which it would be exposed is that, notwithstanding the Company's attempts to obtain year 2000 compliance assurance from third-party payors, there is a material failure in such payors' systems which prevents or substantially delays reimbursement to the Company for its services. In such event, the Company would be forced to rely on cash on hand and available borrowing capacity to the extent of any shortfall in reimbursment, and could be forced to incur additional costs for personnel and other resources necessary to resolve any payment issues. It is not possible at this time to predict the nature or amount of such costs or the materiality of any reimbursement issues that may arise as a result of the failure of payors' payment systems, the effect of which could be substantial. The Company continues to endeavor to obtain reliable information from its payors as to their compliance status, and will attempt to adopt and revise its contingency plans for dealing with payment issues if, as and when such issues become susceptible of prediction.

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

PART II -- OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS.

            The Company has been served with certain lawsuits filed beginning September 30, 1998 which purport to be class actions under the federal and Alabama securities laws. Such lawsuits were filed following a decline in the Company's stock price at the end of the third quarter of 1998. Three of the suits have been filed in the United States District Court for the Northern District of Alabama. Robert M. Gordon, et al., v. HEALTHSOUTH Corporation, et al., Civil Action No. 98-J-2634-S, and Twin Plus LLC, et al. v. HEALTHSOUTH Corporation, et al., Civil Action No. 98-PWG-2695-S, are identical complaints filed against the Company and certain of its officers and directors alleging that, during the period August 12, 1997 through September 30, 1998, the defendants misrepresented or failed to disclose certain material facts concerning the Company's business and financial condition in order to artificially inflate the price of the Company's Common Stock and issued or sold shares of such stock during the purported class period, all allegedly in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Irene Rigas, et al. v. HEALTHSOUTH Corporation, et al., Civil Action No. 98-RRA-2777-S, is substantially identical to the Gordon and Twin Plus complaints, except that the named plaintiffs therein purport to represent separate subclasses consisting of former stockholders of Horizon/CMS Healthcare Corporation and National Surgery Centers, Inc. who received shares of the Company's Common Stock in connection with the Company's acquisition of those entities and assert additional claims under
            Section 11 of the Securities Act of 1933 with respect to the registration of securities issued in those acquisitions. A fourth suit, Peter J. Petrunya v. HEALTHSOUTH Corporation, et al., Civil Action No. 98-05931, has been filed in the Circuit Court for Jefferson County, Alabama, and alleges that during the period July 16, 1996 through September 30, 1998 the defendants misrepresented or failed to disclose certain material facts concerning the Company's business and financial condition, allegedly in violation of Sections 8-6-17 and 8-6-19 of the Alabama Securities Act. Based upon information in the media, the Company believes that additional similar suits may have been filed, but the Company has not been served with any such suits.

            Additionally, a suit styled Dennis Family Trust v. Richard M. Scrushy, et al., Civil Action No. 98-06592, has been filed in the Circuit Court for Jefferson County, Alabama, purportedly as a derivative action on behalf of the Company. That suit largely replicates the allegations of the federal actions described in the preceding paragraph and alleges that the current directors of the Company, certain former directors and certain officers of the Company breached their fiduciary duties to the Company and engaged in other allegedly tortious conduct.

            The Company believes that all claims asserted in the above suits are without merit, and expects to vigorously defend against such claims. Because such suits have only recently been filed, the Company cannot currently predict the outcome of any such suits or the magnitude of any potential loss if the Company's defense is unsuccessful.

Item 2.     CHANGES IN SECURITIES.

(c)      Recent Sales of Unregistered Securities

            During the three months ended September 30, 1998, the Company issued 56,624 shares of its Common Stock in a transaction not registered under the Securities Act of 1933. Such shares were issued effective July 16, 1998, to RPI, Inc. in connection with the Company's acquisition by merger of RPI, Inc.'s subisidiary Sigma Health Properties,

            Inc., the general partner of a partnership which owned the building in which the Company's Tallahassee, Florida rehabilitation hospital operates. Such shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act, inasmuch as the transaction did not involve any public offering.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

            11.  Computation of Income Per Share (unaudited)
            27.  Financial Data Schedule

(b)      Reports on Form 8-K

            The Company filed no Current Reports on Form 8-K during the three months ended September 30, 1998.

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

                                                   HEALTHSOUTH CORPORATION
                                                   -----------------------
                                                          (Registrant)

Date:  November 16, 1998                              RICHARD M. SCRUSHY
                                                   --------------------------
                                                      Richard M. Scrushy
                                                   Chairman of the Board and
                                                    Chief Executive Officer

Date: November 16, 1998                                MICHAEL D. MARTIN
                                                   --------------------------
                                                       Michael D. Martin
                                                Executive Vice President,
                                           Chief Financial Officer and Treasurer