Form 10-Q/A
period 1998-09-30
HEALTHSOUTH CORP
filed 1999-03-26
CIK 785161

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

                                 (205) 967-7116
                                  -------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X       NO
                                  ---         ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at November 11, 1998
-----------------------                         --------------------------------
COMMON STOCK, PAR VALUE                                  423,057,045 SHARES
    $.01 PER SHARE

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                               AMENDMENT NO. 1 TO
                          QUARTERLY REPORT ON FORM 10-Q


INTRODUCTORY NOTE: On July 22, 1998, a subsidiary of HEALTHSOUTH Corporation merged with National Surgery Centers, Inc. in a transaction accounting for as a pooling of interests. Based upon an analysis of its effect upon HEALTHSOUTH's trend of earnings, financial condition and similar factors, in accordance with then-current practice under APB 16, the transaction was not material to the results of operations of HEALTHSOUTH. Accordingly, HEALTHSOUTH did not restate prior period financial statements, and HEALTHSOUTH's stockholders' equity at July 1, 1998 was increased by $146,284,000 to reflect the effects of the merger when HEALTHSOUTH's original Quarterly Report on Form 10-Q for the three months ended September 30, 1998 was filed. However, new guidance from the Securities and Exchange Commission subsequent to the original filing of such Quarterly Report on Form 10-Q indicated that, in the SEC's view, prior period statements should be revised to reflect the effect of pooling transactions where such transactions would have an effect on any financial statement line item of 3% or more. HEALTHSOUTH therefore files this Amendment No. 1 to Quarterly Report on Form 10-Q to reflect the effects of the National Surgery Centers acquisition on all prior periods presented.

                                      INDEX

PART 1 -- FINANCIAL INFORMATION

                                                                                       Page
                                                                                       ----
Item 1.  Financial Statements

         Consolidated Balance Sheets (Unaudited) -- September 30, 1998                  3
         and December 31, 1997

         Consolidated Statements of Income (Unaudited) -- Three Months and Nine
         Months Ended September 30, 1998 and 1997                                       4

         Consolidated Statements of Cash Flows (Unaudited) -- Nine Months
         Ended September 30, 1998 and 1997                                              5

         Notes to Consolidated Financial Statements (Unaudited) -- Three
         Months and Nine Months Ended September 30, 1998 and 1997                       7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                            10

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                              17

Item 2.  Changes in Securities                                                          17

Item 6.  Exhibits and Reports on Form 8-K                                               18


PART I -- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED - IN THOUSANDS)


                                                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                                                    1998           1997
                                                                                                 -----------    -----------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                                  $   206,393    $   162,992
      Other marketable securities                                                                      3,716         22,026
      Accounts receivable                                                                          1,041,487        765,335
      Inventories, prepaid expenses, and
            other current assets                                                                     266,155        190,335
                                                                                                 -----------    -----------
                                                  TOTAL CURRENT ASSETS                             1,517,751      1,140,688

OTHER ASSETS                                                                                         247,121        222,536

PROPERTY, PLANT AND EQUIPMENT--NET                                                                 2,296,074      1,890,110

INTANGIBLE ASSETS--NET                                                                             2,992,757      2,312,990
                                                                                                 -----------    -----------
                                                          TOTAL ASSETS                           $ 7,053,703    $ 5,566,324
                                                                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                                           $    37,290    $   125,824
      Salaries and wages payable                                                                     110,042        124,823
      Income taxes payable                                                                             1,506         92,507
      Deferred income taxes                                                                           45,821         34,119
      Accrued interest payable and other liabilities                                                 165,519        101,338
      Current portion of long-term debt                                                               48,326         49,160
                                                                                                 -----------    -----------

                                             TOTAL CURRENT LIABILITIES                               408,504        527,771

LONG-TERM DEBT                                                                                     2,780,234      1,565,801

DEFERRED INCOME TAXES                                                                                 71,276         75,533

DEFERRED REVENUE AND OTHER LONG-TERM LIABILITIES                                                       8,275          2,224

MINORITY INTERESTS--LIMITED PARTNERSHIPS                                                             151,736        104,372

STOCKHOLDERS' EQUITY:
      Preferred Stock, $.10 par value--1,500,000
            shares authorized; issued and outstanding--
            none                                                                                           0              0
      Common Stock, $.01 par  value--600,000,000
            shares authorized; 422,963,000 and 415,537,000
            shares issued at September 30, 1998 and
            December 31, 1997, respectively                                                            4,230          4,155
      Additional paid-in capital                                                                   2,576,630      2,474,726
      Retained earnings                                                                            1,072,074        833,328
      Treasury stock                                                                                  (3,923)        (3,923)
      Receivable from Employee Stock Ownership Plan                                                  (10,169)       (12,247)
      Notes receivable from  stockholders                                                             (5,164)        (5,416)
                                                                                                 -----------    -----------

                                            TOTAL STOCKHOLDERS' EQUITY                             3,633,678      3,290,623
                                                                                                 -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $ 7,053,703    $ 5,566,324
                                                                                                 ===========    ===========



See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                                      --------------------------    --------------------------
                                                                             1998        1997           1998           1997
                                                                      -----------    -----------    -----------    -----------
Revenues                                                              $ 1,047,422    $   776,062    $ 2,965,265    $ 2,238,628

Operating unit expenses                                                   673,392        480,816      1,853,062      1,399,817
Corporate general and administrative expenses                              27,503         20,782         83,021         59,286
Provision for doubtful accounts                                            24,015         19,782         69,577         54,126
Depreciation and amortization                                              88,888         65,658        246,925        186,502
Merger costs                                                               25,630              0         25,630         15,875
Loss on impairment of home health assets                                   77,571              0         77,571              0
Interest expense                                                           46,126         28,107        103,702         81,868
Interest income                                                            (3,450)        (1,799)        (8,589)        (4,984)
                                                                      -----------    -----------    -----------    -----------
                                                                          959,675        613,346      2,450,899      1,792,490
                                                                      -----------    -----------    -----------    -----------
Income before income taxes and
       minority interests                                                  87,747        162,716        514,366        446,138
Provision for income taxes                                                 63,907         54,762        214,485        150,716
                                                                      -----------    -----------    -----------    -----------
Income before minority interests                                           23,840        107,954        299,881        295,422
Minority interests                                                        (18,170)       (18,901)       (59,478)       (54,592)
                                                                      -----------    -----------    -----------    -----------

       Net income                                                     $     5,670    $    89,053    $   240,403    $   240,830
                                                                      ===========    ===========    ===========    ===========


Weighted average common shares outstanding                                422,649        361,543        420,957        356,907
                                                                      ===========    ===========    ===========    ===========


Net income per common share                                           $      0.01    $      0.25    $      0.57    $      0.67
                                                                      ===========    ===========    ===========    ===========

Weighted average common shares
       outstanding -- assuming dilution                                   433,033        377,458        433,913        376,404
                                                                      ===========    ===========    ===========    ===========

Net income per common share--
       assuming dilution                                              $      0.01    $      0.24    $      0.55    $      0.64
                                                                      ===========    ===========    ===========    ===========



See accompanying notes.

                             HEALTHSOUTH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                       ----------    ----------
                                                                                          1998          1997
                                                                                       ----------    ----------
OPERATING ACTIVITIES
     Net income                                                                    $   240,403    $   240,830
     Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                                                246,925        186,502
          Provision for doubtful accounts                                               69,577         54,126
          Income applicable to minority interests of
             limited partnerships                                                       59,478         54,592
          Merger costs                                                                  25,630         15,875
          Loss on impairment of home health assets                                      77,571           --
          Provision for deferred income taxes                                           13,145         10,932
          Provision for deferred revenue                                                  --             (390)
          Changes  in  operating  assets  and  liabilities,  net of  effects  of acquisitions:
                Accounts receivable                                                   (314,418)      (152,847)
                Inventories, prepaid expenses and other current
                   assets                                                              (73,714)       (46,199)
                Accounts payable and accrued expenses                                   14,164        (71,632)
                                                                                   -----------    -----------

                                                            NET CASH PROVIDED BY
                                                            OPERATING ACTIVITIES       358,761        291,789
INVESTING ACTIVITIES
     Purchases of property, plant and equipment                                       (473,344)      (264,852)
     Additions to intangible assets, net of effects of
        acquisitions                                                                   (33,690)       (66,641)
     Assets obtained through acquisitions, net of liabilities
        assumed                                                                       (707,011)      (273,204)
     Payments on purchase accounting accruals related to 1997 acquisitions
        and dispositions                                                              (295,508)          --
     Changes in other assets                                                           (23,711)       (25,849)

     Proceeds received on sale of other marketable
        securities                                                                      18,310         28,506
     Investment in other marketable securities                                            --             (139)
                                                                                   -----------    -----------

                                                                NET CASH USED IN
                                                            INVESTING ACTIVITIES    (1,514,954)      (602,179)

FINANCING ACTIVITIES
     Proceeds from borrowings                                                        2,389,272        569,978
     Principal payments on long-term debt                                           (1,194,016)      (186,635)
     Proceeds from exercise of options                                                  60,779         22,760
     Reduction in receivable from Employee Stock
        Ownership Plan                                                                   2,078          1,901
     Decrease in loans to stockholders                                                     252              7
     Proceeds from investment by minority interests                                      2,061          1,907
     Payment of cash distributions to limited partners                                 (60,832)       (55,917)
                                                                                   -----------    -----------

                                                            NET CASH PROVIDED BY
                                                            FINANCING ACTIVITIES     1,199,594        354,001
                                                                                   -----------    -----------

                                                           INCREASE  IN CASH AND
                                                                CASH EQUIVALENTS        43,401         43,611

     Cash and cash equivalents at beginning of period                                  162,992        159,792
                                                                                   -----------    -----------

                                                       CASH AND CASH EQUIVALENTS
                                                                AT END OF PERIOD   $   206,393    $   203,403
                                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
        Interest                                                                   $    81,406    $    77,820
        Income taxes                                                                   286,401        109,339


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

                At September 30, 1998, and December 31, 1997, long-term debt consisted of the following:

                                                                        September 30,          December 31,
                                                                             1998                  1997
                                                                       -----------------     -----------------
                                                                                   (in thousands)
                Advances under the 1998 Credit Agreement                    $ 1,325,000           $ 1,175,000
                9.5% Senior Subordinated Notes due 2001                         250,000               250,000
                3.25% Convertible Subordinated Debentures
                     due 2003                                                   567,750                     0
                6.875% Senior Notes due 2005                                    250,000                     0
                7.0% Senior Notes due 2008                                      250,000                     0
                Other long-term debt                                            185,810               189,961
                                                                       -----------------     -----------------
                                                                              2,828,560             1,614,961
                Less amounts due within one year                                 48,326                49,160
                                                                       -----------------     -----------------
                                                                            $ 2,780,234            $1,565,801
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

NOTE  4  --     On July 22,  1998,  a  wholly-owned  subsidiary  of the  Company merged with National Surgery Centers,  Inc. ("NSC").  A total of
                20,426,261  shares of the Company's  Common Stock were issued in connection with the transaction.  At the time of the merger, NSC operated 40  outpatient  surgery  centers in 14 states.  The NSC merger was accounted for as a pooling of interests. Accordingly,
                the  Company's   consolidated  financial  statements  have  been
                restated   to  include  the  results  of  NSC  for  all  periods
                presented.

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
                dispose of or  otherwise  discontinue  substantially  all of its
                home  health  operations,   effective  November  1,  1998.  Such
                operations,  which were  acquired  by the Company as portions of
                larger  strategic   acquisitions,   are  inconsistent  with  the
                Company's core business and growth  strategy.  Accordingly,  the
                Company recorded an impairment loss of approximately $77,571,000
                during  the  quarter   ending   September  30,  1998.  The  loss
                represents the  write-down of the home health assets,  including goodwill, to their estimated fair value less the estimated costs to sell or otherwise dispose of the assets.  Revenues related to the home  health  assets to be
                disposed of were  approximately  $73,071,000 and $63,407,000 for
                the  nine   months   ending   September   30,   1998  and  1997,
                respectively.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1998

         The Company operated approximately 1,290 outpatient locations (which includes base facilities and satellites) at September 30, 1998, compared to approximately 880 outpatient locations at September 30, 1997. In addition, the Company operated 131 inpatient rehabilitation facilities, four medical centers, 250 surgery centers, and 139 diagnostic centers at September 30, 1998, compared with 99 inpatient facilities, four medical centers, 210 surgery centers and 77 diagnostic centers at September 30, 1997.

         The Company's operations generated revenues of $1,047,422,000 for the quarter ended September 30, 1998, an increase of $271,360,000, or 35.0%, as compared to the same period in 1997. The increase in revenues is primarily attributable to increases in patient volume and the addition of new outpatient, inpatient, diagnostic and surgery centers. Same store revenues for the quarter ended September 30, 1998, were $806,959,000, an increase of $30,897,000, or
4.0%, as compared to the same period in 1997. New store revenues were $240,463,000. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 35.1% and 2.9% of revenue for the third quarter of 1998, compared to 36.4% and 2.3% for the same period in 1997. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During the third quarter of 1998, same store outpatient visits, inpatient days, surgical cases and diagnostic cases increased 15.5%, 6.7%, 4.2% and 10.9%, respectively. Revenue per outpatient visit, inpatient day, surgical case and diagnostic case for same store operations increased (decreased) by (0.2)%, 0.1%, (0.8)% and (0.5)%, respectively.

         Operating expenses, at the operating unit level, were $673,392,000, or 64.3% of revenues, for the quarter ended September 30, 1998, compared to 62.0% of revenues for the third quarter of 1997. Included in operating expenses, at the operating unit level, for the quarter ended September 30, 1998, is a non-recurring expense item of approximately $27,768,000 related to the Company's plan to dispose of or otherwise discontinue substantially all of its home health operations, as described below. Excluding the non-recurring expense, operating expenses, at the operating unit level, were $645,624,000, or 61.6% of revenues for the quarter ended September 30, 1998. Same store operating expenses, excluding the non-recurring expense item noted above, were $496,279,000, or 61.5% of comparable revenue. New store operating expenses were $149,345,000, or 62.1% of comparable revenue. Corporate general and administrative expenses increased from $20,782,000 during the 1997 quarter to $27,503,000 during the 1998 quarter. As a percentage of revenue, corporate general and administrative expenses decreased from 2.7% during the 1997 quarter to 2.6% in 1998 quarter. The provision for doubtful accounts was $24,015,000, or 2.3% of revenues, for the third quarter of 1998, compared to $19,782,000, or 2.5% of revenues, for the same period in 1997. Management believes that this provision is adequate to cover any uncollectible revenues.

         Depreciation and amortization expense was $88,888,000 for the quarter ended September 30, 1998, compared to $65,658,000 for the same period in 1997. The increase represents the investment in additional assets by the Company. Interest expense was $46,126,000 for the quarter ended September 30, 1998, compared to $28,107,000 for the quarter ended September 30, 1997. For the third quarter of 1998, interest income was $3,450,000, compared to $1,799,000 for the third quarter of 1997.

         As a result of the National Surgery Centers, Inc. acquisition, the Company recognized $25,630,000, primarily representing accounting, legal and financial advisory services, in merger costs during the quarter ending September 30, 1998.

         During the third quarter of 1998, the Company adopted a plan to dispose of or otherwise discontinue substantially all of its home health operations, effective November 1, 1998. Such operations, which were acquired by the Company as portions of larger strategic acquisitions, are inconsistent with the Company's core business and growth strategy. Accordingly, the Company recorded an impairment loss of approximately $77,571,000 during the quarter ending September 30, 1998. The loss represents the write-down of the home health assets, including goodwill, to their estimated fair value less the estimated costs to sell or otherwise dispose of the assets. Including the $27,768,000 non-recurring expense item recognized in operating expenses, as described above, the total non-recurring charge recognized in the third quarter of 1998 related to the plan to dispose of or otherwise substantially discontinue the home health operations was approximately $105,339,000.

         Income before minority interests and income taxes for the third quarter of 1998 was $87,747,000, compared to $162,716,000 for the same period in 1997. Minority interests decreased income before income taxes by $18,170,000 for the quarter ended September 30, 1998, compared to decreasing income before income taxes by $18,901,000 for the third quarter of 1997. The provision for income taxes for the third quarter of 1998 was $63,907,000, compared to $54,672,000 for the same period in 1997. Excluding the tax effects of the merger costs and impairment loss described above, the effective tax rates for the quarters ending September 30, 1998 and 1997 were 39.1% and 38.1%, respectively. Net income for the third quarter of 1998 was $5,670,000, compared to $89,053,000 for the third quarter of 1997.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues for the nine months ended September 30, 1998, were $2,965,265,000, an increase of $726,637,000, or 32.5%, over the nine months ended September 30, 1997. Same store revenues were $2,435,813,000, an increase of $197,185,000, or 8.8%, as compared to the same period in 1997. New store revenues were $529,452,000. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 35.9% and 2.8% of revenue for the first nine months of 1998, compared to 37.4% and 2.3% for the same period in 1997. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During the first nine months of 1998, same store outpatient visits, inpatient days, surgical cases and diagnostic cases increased 16.0%, 8.9%, 7.2% and 11.0%, respectively. Revenue per outpatient visit, inpatient day, surgical case and diagnostic case for same store operations increased (decreased) by 0.7%, 0.3%, (0.9)% and (0.5)%, respectively.

         Operating expenses, at the operating unit level, were $1,853,062,000, or 62.5% of revenues, for the nine months ended September 30, 1998, as compared to $1,399,817,000, or 62.5% of revenues, for the first nine months of 1997. Excluding the $27,768,000 non-recurring expense item related to the disposition or discontinuation of home health operations described above, operating expenses at the operating unit level were $1,825,294,000, or 61.6% of comparable revenue. New store operating expenses were $335,092,000, or 63.3% of comparable revenue. As a result of its acquisition of Health Images, Inc., the Company recognized $15,875,000, primarily representing accounting, legal and financial advisory services, in merger costs during the first quarter of 1997. Net income for the nine months ended September 30, 1998, was $240,403,000, compared to $240,830,000 for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         As  of  September  30,  1998,  the  Company  had  working   capital  of
$1,109,247,000, including cash and marketable securities of $210,109,000. Working capital at December 31, 1997, was $612,917,000, including cash and marketable securities of $185,018,000. For the first nine months of 1998, cash provided by operations was $358,761,000, compared to $291,789,000 for the same period in 1997. Additions to property, plant, and equipment and acquisitions accounted for $473,344,000 and $707,011,000, respectively, during the first nine months of 1998. Those same investing activities accounted for $264,852,000 and $273,204,000, respectively, in the same period in 1997. Financing activities provided $1,199,594,000 and $354,001,000 during the first nine months of 1998 and 1997, respectively. Net borrowing proceeds (borrowing less principal reductions) for the first nine months of 1998 and 1997 were $1,195,256,000 and $383,343,000, respectively.

         Accounts receivable were $1,041,487,000 at September 30, 1998, compared to $765,335,000 at December 31, 1997. The number of days of average revenues in average receivables at September 30,

1998, was 79.4, compared to 77.1 days of average revenues in average receivables at December 31, 1997. The concentration of net accounts receivable from patients, third-party payors, insurance companies and others at September 30, 1998, is consistent with the related concentration of revenues for the period then ended.

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

         Guidance from the Securities and Exchange Commission requires the Company to describe its "reasonably likely worst case scenario" in connection with year 2000 issues. As discussed above, while there is always the potential risk of serious injury or death resulting from a failure of embedded applications in medical and other equipment used by the Company, the Company does not believe that such events are reasonably likely to occur. The Company believes that the most reasonably likely worst case to which it would be exposed is that, notwithstanding the Company's attempts to obtain year 2000 compliance assurance from third-party payors, there is a material failure in such payors' systems which prevents or substantially delays reimbursement to the Company for its services. In such event, the Company would be forced to rely on cash on hand and available borrowing capacity to the extent of any shortfall in reimbursement, and could be forced to incur additional costs for personnel and other resources necessary to resolve any payment issues. It is not possible at this time to predict the nature or amount of such costs or the materiality of any reimbursement issues that may arise as a result of the failure of payors' payment systems, the effect of which could be substantial. The Company continues to endeavor to obtain reliable information from its payors as to their compliance status, and will attempt to adopt and revise its contingency plans for dealing with payment issues if, as and when such issues become susceptible of prediction.

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

Item 2.           CHANGES IN SECURITIES.

(c)      Recent Sales of Unregistered Securities

                  During the three months ended September 30, 1998, the Company issued 56,624 shares of its Common Stock in a transaction not registered under the Securities Act of 1933. Such shares were issued effective July 16, 1998, to RPI, Inc. in connection with the Company's acquisition by merger of RPI, Inc.'s subsidiary Sigma Health Properties, Inc., the general partner of a partnership which owned the building in which the
                  Company's   Tallahassee,

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


                                              HEALTHSOUTH Corporation
                                                    (Registrant)



Date:  March 25, 1999                         /s/ RICHARD M. SCRUSHY
                                              ---------------------------
                                                  Richard M. Scrushy
                                               Chairman of the Board and
                                                Chief Executive Officer


Date:  March 25, 1999                         /s/   MICHAEL D. MARTIN
                                              ----------------------------
                                                    Michael D. Martin
                                              Executive Vice President and
                                                  Chief Financial Officer