Form 10-K
period 1998-12-31
HEALTHSOUTH CORP
filed 1999-04-02
CIK 785161

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998; OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission File Number  1-10315
                      ----------

                             HEALTHSOUTH CORPORATION
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                                            63-0860407
---------------------------------                                   ----------------------------------
  (State or Other Jurisdiction                                     (I.R.S. Employer Identification No.)
of Incorporation or Organization)

     ONE HEALTHSOUTH PARKWAY
       BIRMINGHAM, ALABAMA                                                         35243
---------------------------------                                   ----------------------
 (Address of Principal Executive                                                (Zip Code)
           Offices)

Registrant's Telephone Number, Including Area Code:                                (205) 967-7116
                                                                                   --------------

Securities Registered Pursuant to Section 12(b) of the Act:

                                                                                Name of Each Exchange
            Title of Each Class                                                  on which Registered
---------------------------------                                     --------------------------------
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

|X|

         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the Registrant as of March 29, 1999:

          Common Stock, par value $.01 per share -- $4,588,651,643

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at March 25, 1999
---------------------------                       ------------------------------
  COMMON STOCK, PAR VALUE
      $.01 PER SHARE                                     415,214,088 SHARES


                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report on Form 10-K.

================================================================================

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         HEALTHSOUTH Corporation ("HEALTHSOUTH" or the "Company") is the nation's largest provider of outpatient surgery and rehabilitative healthcare services. The Company provides these services through its national network of inpatient and outpatient healthcare facilities, including inpatient and outpatient rehabilitation facilities, outpatient surgery centers, diagnostic centers, occupational health centers, medical centers and other healthcare facilities. The Company believes that it provides patients, physicians and payors with high-quality healthcare services at significantly lower costs than traditional inpatient hospitals. Additionally, the Company's national network, reputation for quality and focus on outcomes has enabled it to secure contracts with national and regional managed care payors. At December 31, 1998, the Company had nearly 1,900 locations in 50 states, the United Kingdom and Australia, exclusive of locations being closed, consolidated or held for sale. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         The Company's healthcare services are provided through inpatient healthcare facilities and facilities providing other clinical services (including inpatient rehabilitation facilities and specialty medical centers , as well as certain physician practices and other services) and outpatient healthcare facilities (including outpatient rehabilitation centers, outpatient surgery centers, outpatient diagnostic centers and occupational health centers). In its outpatient and inpatient rehabilitation facilities, the Company provides interdisciplinary programs for the rehabilitation of patients experiencing disability due to a wide variety of physical conditions, such as stroke, head injury, orthopaedic problems, neuromuscular disease and sports-related injuries. The Company's rehabilitation services include physical therapy, sports medicine, work hardening, neurorehabilitation, occupational therapy, respiratory therapy, speech-language pathology and rehabilitation nursing. Independent studies have shown that rehabilitation services like those provided by the Company can save money for payors and employers.

         A patient referred to one of the Company's rehabilitation facilities undergoes an initial evaluation and assessment process that results in the development of a rehabilitation care plan designed specifically for that patient. Depending upon the patient's disability, this evaluation process may involve the services of a single discipline, such as physical therapy for a knee injury, or of multiple disciplines, as in the case of a complicated stroke patient. HEALTHSOUTH has developed numerous rehabilitation programs, which include stroke, head injury, spinal cord injury, neuromuscular and work injury, that combine certain services to address the needs of patients with similar disabilities. In this way, all of the facilities' patients, regardless of the severity and complexity of their disabilities, can receive the level and intensity of those services necessary to restore them to as productive, active and independent a lifestyle as possible.

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

         The Company is also among the largest operators of outpatient diagnostic centers and occupational health centers in the United States. Most of the Company's diagnostic centers and occupational health centers operate in markets where the Company also provides rehabilitative healthcare and outpatient surgery services. The Company believes that its ability to offer a comprehensive range of healthcare services in a particular geographic market makes the Company more attractive to both patients and payors in such market. The Company focuses on marketing its services in an integrated system to patients and payors in such geographic markets.

         Over the last four years, the Company has completed several significant acquisitions in both inpatient and outpatient rehabilitation services and has expanded into the outpatient surgery center, diagnostic and occupational health businesses. The Company believes that these acquisitions complement its historical operations and enhance its market position. The Company further believes that its expansion into the outpatient surgery, diagnostic and occupational health businesses provides it with platforms for future growth. The Company is continually evaluating potential acquisitions that complement its existing operations.

         The Company was organized as a Delaware corporation in February 1984. The Company's principal executive offices are located at One HealthSouth Parkway, Birmingham, Alabama 35243, and its telephone number is (205) 967-7116.

COMPANY STRATEGY

         The Company's principal objective is to be the provider of choice throughout the United States for patients, physicians and payors alike for the outpatient and inpatient and other clinical healthcare services that it provides. The Company's growth strategy is based upon four primary elements: (i) the implementation of the Company's integrated service model in appropriate markets, (ii) successful marketing to managed care organizations and other payors, (iii) the provision of high-quality, cost-effective healthcare services, and (iv) the expansion of its national network.

o Integrated Service Model. The Company seeks, where appropriate, to provide an integrated system of healthcare services, including outpatient rehabilitation services, inpatient rehabilitation and other clinical services, outpatient surgery services and outpatient diagnostic services. The Company believes that its integrated system offers payors the convenience of dealing with a single provider for multiple services. Additionally, it believes that its facilities can provide extensive cross-referral opportunities. For example, the
         Company estimates that approximately one-third of its outpatient rehabilitation patients have had outpatient surgery, virtually all inpatient rehabilitation patients will require some form of outpatient rehabilitation, and virtually all inpatient rehabilitation patients have had some type of diagnostic procedure. The Company has implemented its Integrated Service Model in certain of its markets, and intends as its long-term goal to expand the model into the 300 leading markets in the United States.

o Marketing to Managed Care Organizations and Other Payors. Since the late 1980s, the Company has focused on the development of contractual relationships with managed care organizations, major insurance companies, large regional and national employer groups and provider alliances and networks. The Company's documented outcomes and experience with several hundred thousand patients in delivering quality healthcare services at reasonable prices has enhanced its attractiveness to such entities and has given the Company a competitive advantage over smaller and regional competitors. These relationships have increased patient flow to the Company's facilities and contributed to the Company's same-store growth. These relationships also expose the Company to pressure from payors to limit pricing for the Company's services, and the Company endeavors to manage and monitor such relationships in an effort to ensure both competitive pricing and patient volumes for its facilities.

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

o Expansion of National Network. As one of the largest providers of healthcare services in the United States, the Company is able to realize economies of scale and compete successfully for national contracts with large payors and employers while retaining the flexibility to respond to particular needs of local markets. The national network affords the Company the opportunity to offer large national and regional employers and payors the convenience of dealing with a single provider, to utilize greater buying power through centralized purchasing, to achieve more efficient costs of capital and labor and to more effectively recruit and retain clinicians. These national benefits are realized without sacrificing local market responsiveness. The Company's objective is to provide those outpatient and rehabilitative healthcare services needed within each local market by tailoring its services and facilities to that market's needs, thus bringing the benefits of nationally recognized expertise and quality into the local setting.

RISK FACTORS

         HEALTHSOUTH's business, operations and financial condition are subject to certain risks. Some of these risks are described below, and readers of this Annual Report on Form 10-K should take such risks into account in evaluating HEALTHSOUTH or any investment decision involving HEALTHSOUTH. This section does not describe all risks applicable to HEALTHSOUTH, and it is intended only as a summary of certain material factors. More detailed information concerning the factors described below is contained in other sections of this Annual Report on Form 10-K.

         HEALTHSOUTH Depends Upon Reimbursement by Third-Party Payors. Substantially all of HEALTHSOUTH's revenues are derived from private and governmental third-party payors (in 1998, approximately 35.9% from Medicare and approximately 64.1% from commercial insurers, managed care plans, workers' compensation payors and other private pay revenue sources). There are increasing pressures from many payor sources to control healthcare costs and to reduce or limit increases in reimbursement rates for medical services. There can be no assurances that payments from government or private payors will remain at levels comparable to present levels. In attempts to limit the federal budget deficit, there have been, and HEALTHSOUTH expects that there will continue to be, a number of proposals to limit Medicare reimbursement for certain services. HEALTHSOUTH cannot now predict whether any of these pending proposals will be adopted or what effect the adoption of such proposals would have on HEALTHSOUTH.

         HEALTHSOUTH's Operations Are Subject to Extensive Regulation. HEALTHSOUTH is subject to various other types of regulation by federal and state governments, including licensure and certification laws, Certificate of Need laws and laws relating to financial relationships among providers of healthcare services, Medicare fraud and abuse and physician self-referral.

         The operation of HEALTHSOUTH's facilities and the provision of healthcare services are subject to federal, state and local licensure and certification laws. These facilities and services are subject to periodic inspection by governmental and other authorities to assure compliance with the various standards established for continued licensure under state law, certification under the Medicare and Medicaid programs and participation in the Veteran's Administration program. Additionally, in many states, Certificates of Need or other similar approvals are required for expansion of HEALTHSOUTH's operations. HEALTHSOUTH could be adversely affected if it cannot obtain such approvals, by changes in the standards applicable to approvals and by possible delays and expenses associated with obtaining approvals. HEALTHSOUTH's failure to obtain, retain or renew any required regulatory approvals, licenses or certificates could prevent HEALTHSOUTH from being reimbursed for its services or from offering some of its services, or could adversely affect its results of operations.

         A wide array of Medicare/Medicaid fraud and abuse provisions apply to the operations of HEALTHSOUTH. HEALTHSOUTH is subject to extensive federal and state regulation with respect to financial relationships among healthcare providers, physician self-referral arrangements and other fraud and abuse issues. Penalties for violation of federal and state laws and regulation include exclusion from participation in the Medicare/Medicaid programs, asset forfeiture, civil penalties and criminal penalties. The Office of Inspector General of the Department of Health and Human Services, the Department of Justice and other federal agencies interpret healthcare fraud and abuse provisions liberally and enforce them aggressively.

         Healthcare Reform Legislation May Affect HEALTHSOUTH's Business. In recent years, many legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. Among the proposals which are currently being, or which recently have been, considered are cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a single government health insurance plan that would cover all citizens. The costs of certain proposals would be funded in significant part by reductions in payment by governmental programs, including Medicare and Medicaid, to healthcare providers. There continue to be federal and state proposals that would, and actions that do, impose more limitations on government and private payments to healthcare providers such as HEALTHSOUTH and proposals to increase copayments and deductibles from programs and private patients. At the federal level, both Congress and the current Administration have continued to propose healthcare budgets that substantially reduce payments under the Medicare and Medicaid programs. In addition, many states are considering the enactment of initiatives designed to reduce their Medicaid expenditures, to provide universal coverage or additional levels of care and/or to impose additional taxes on healthcare providers to help finance or expend the states' Medicaid systems. There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation, which may be material, on HEALTHSOUTH.

         HEALTHSOUTH Must Successfully Meet Year 2000 Compliance Risks. HEALTHSOUTH is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. Many existing computer programs use only two digits to identify a year in the date field. The issue is whether such code exists in HEALTHSOUTH's mission-critical applications and if that code will produce accurate information to date-sensitive calculations after the turn of the century. As described under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", HEALTHSOUTH has undertaken assessment activities to attempt to determine its year 2000 compliance status.

         In that connection, it should be noted that substantially all of HEALTHSOUTH's revenues are derived from reimbursement by governmental and private third-party payors, and that HEALTHSOUTH is dependent upon such payors' evaluation of their year 2000 compliance status to assess such risks. If such payors are incorrect in their evaluation of their own year 2000 compliance status, this could result in delays or errors in reimbursement to HEALTHSOUTH, the effects of which could be material to HEALTHSOUTH.

         Based on the information currently available, HEALTHSOUTH believes that its risk associated with problems arising from year 2000 issues is not significant. However, because of the many uncertainties associated with year 2000 compliance issues, and because HEALTHSOUTH's assessment is necessarily based on information from third-party vendors, payors and suppliers, there can be no assurance that HEALTHSOUTH's assessment is correct. HEALTHSOUTH will continue with the assessment process described elsewhere in this Annual Report on Form 10-K and, to the extent that changes in such assessment require it, will attempt to develop alternatives or modifications to its compliance plan. There can, however, be no assurance that such compliance plan, as it may be changed, augmented or modified from time to time, will be successful.

         HEALTHSOUTH Faces National, Regional and Local Competition. HEALTHSOUTH operates in a highly competitive industry. HEALTHSOUTH generally operates its facilities in communities that also are served by similar facilities operated by its competitors. Although HEALTHSOUTH is the largest provider of its range of inpatient and outpatient healthcare services on a nationwide basis, in any particular market it may encounter competition from local or national entities with longer operating histories or other superior competitive advantages. There can be no assurance that such competition, or other competition which HEALTHSOUTH may encounter in the future, will not adversely affect HEALTHSOUTH's results of operations.

         HEALTHSOUTH Is Subject to Material Litigation. HEALTHSOUTH is, and may in the future be, subject to litigation which, if determined adversely to HEALTHSOUTH, could have a material adverse affect on HEALTHSOUTH. In addition, some of the companies and businesses acquired by HEALTHSOUTH have been subject to such litigation. While HEALTHSOUTH attempts to conduct its operations in such a way as to reduce the risk that adverse results in litigation could have a material adverse affect on HEALTHSOUTH, there can be no assurance that pending or future litigation, whether or not described in this Annual Report on Form 10-K, will not have such a material adverse affect. See Item 3, "Legal Proceedings".

         HEALTHSOUTH's Stock Price May Be Volatile. Healthcare stocks in general, including HEALTHSOUTH's common stock, are subject to frequent changes in stock price and trading volume, some of which may be large. These changes may be influenced by the market's perceptions of the healthcare sector in general, of other companies believed to be similar to HEALTHSOUTH, or of HEALTHSOUTH's results of operations and future prospects. In addition, these perceptions may be greatly affected not only by information provided by HEALTHSOUTH but also by opinions and reports created by investment analysts and other third parties which do not necessarily reflect information provided by HEALTHSOUTH. Adverse movement in the Company's stock price, particularly as a result of factors over which it has no control, may adversely affect the Company's access to capital and the ability to consummate acquisitions using its stock.

GROWTH THROUGH ACQUISITIONS AND RELATED DIVESTITURES

         Beginning in 1994, the Company has consummated a series of significant acquisitions. The following paragraphs describe certain of such acquisitions consummated during the period covered by the consolidated financial statements contained in this Annual Report on Form 10-K, as well as related divestitures and facility closings and consolidations in connection with the Company's strategic plan.

         During 1996, the Company acquired Surgical Care Affiliates, Inc. ("SCA"; 67 outpatient surgery centers in 24 states), Advantage Health
Corporation ("Advantage Health"; approximately 136 inpatient and outpatient rehabilitation facilities in 11 states), Professional Sports Care

Management, Inc. ("PSCM"; 36 outpatient rehabilitation facilities in New York, New Jersey and Connecticut) and ReadiCare, Inc. ("ReadiCare"; 37 occupational health centers in California and Washington) in pooling-of-interests transactions. During 1997, the Company acquired Health Images, Inc. ("Health Images"; 55 diagnostic imaging centers in 13 states and the United Kingdom), ASC Network Corporation ("ASC"; 29 surgery centers in eight states), Horizon/CMS Healthcare Corporation ("Horizon/CMS"; 30 inpatient rehabilitation facilities and approximately 275 outpatient rehabilitation centers in 24 states) and National Imaging Affiliates, Inc. ("NIA"; eight diagnostic imaging centers in six states). On December 31, 1997, the Company sold the long-term care assets of Horizon/CMS, consisting of 139 long-term care facilities, 12 specialty hospitals, 35 institutional pharmacy locations and over 1,000 rehabilitation therapy contracts with long-term care facilities, to Integrated Health Services, Inc. ("IHS"). During 1998, the Company acquired National Surgery Centers, Inc. ("NSC"; 40 surgery centers in 14 states), as well as 34 surgery centers (including centers under management arrangements) from Columbia/HCA Healthcare Corporation ("Columbia/HCA"). These transactions, along with the Company's other significant acquisitions since 1993, have further enhanced the Company's position as the nation's largest provider of inpatient and outpatient rehabilitative services and outpatient surgery services and its position as one of the largest providers of occupational health and diagnostic imaging services. The Company believes that the geographic dispersion of the nearly 1,900 locations now operated by the Company makes it more attractive to managed care networks, major insurance companies, regional and national employers and regional provider alliances and enhances the Company's ability to implement its Integrated Service Model in additional markets.

         In the course of its major acquisitions, the Company has from time to time acquired ancillary businesses, such as healthcare staffing and home health services, which are not part of the Company's strategic lines of business, and has also acquired facilities which are duplicative of certain existing facilities or which do not meet the Company's operating and performance standards. Accordingly, the Company has from time to time determined to sell, close or consolidate certain acquired facilities and businesses in order to focus its resources on those facilities and businesses which are most consistent with its strategic plan and core operations. The most significant divestiture by the Company was its divestiture of the long-term care assets of Horizon/CMS to IHS in 1997, described above. In addition, in the third quarter of 1998, the Company adopted a plan to close substantially all of its home health operations, which had been obtained as minor components of larger strategic acquisitions, and in the fourth quarter of 1998 the Company adopted a plan to close, consolidate or hold for sale certain other non-strategic businesses and duplicative facilities, as well as facilities which the Company had determined could not be brought up to the Company's operating and performance standards without undue expenditure of resources. Unless the context otherwise indicates, descriptions of the Company's patient care services locations in this Annual Report on Form 10-K do not include those facilities which, as of December 31, 1998, had been or were being closed, consolidated or sold.

         See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information concerning the Company's acquisitions, divestitures and plans with respect to facility closings and consolidations.

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

         The Company also believes that there is a growing trend toward the provision of other healthcare services on an outpatient basis, fueled by advances in technology, demands for cost-effective care and concerns for patient comfort and convenience. An industry study indicates that there was a 75% increase in the number of treatments in all ambulatory settings from 1986 to 1996, with over 70% of the total number of surgeries in the United States currently being performed on an outpatient basis. The Company believes that these trends will continue to foster demand for the delivery of healthcare services on an outpatient basis.

PATIENT CARE SERVICES

         The Company began its operations in 1984 with a focus on providing comprehensive orthopaedic and musculoskeletal rehabilitation services on an outpatient basis. Over the succeeding 14 years, the Company has consistently sought and implemented opportunities to expand its services through acquisitions and de novo development activities that complement its historic focus on orthopaedic, sports medicine and occupational health services and that provide independent platforms for growth. The Company's acquisitions and internal growth have enabled it to become one of the largest providers of healthcare services in the United States. The following sections discuss the range of services offered by the Company in its inpatient and other clinical services and outpatient services business segments.

Inpatient and Other Clinical Services

         The Company's inpatient and other clinical services business segment includes the operations of its inpatient rehabilitation facilities and medical centers, as well as the operations of certain physician practices and other clinical services which are managerially aligned with the Company's inpatient services.

         INPATIENT REHABILITATION FACILITIES. At December 31, 1998, the Company operated 124 inpatient rehabilitation facilities with 7,690 beds in the United States, representing the largest group of affiliated proprietary inpatient rehabilitation facilities in the nation, as well as a 71-bed rehabilitation hospital in Australia. The Company's inpatient rehabilitation facilities provide high-quality comprehensive services to patients who require intensive institutional rehabilitation care.

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

         In certain markets the Company's rehabilitation hospitals may provide outpatient rehabilitation services as a complement to their inpatient services. Typically, this opportunity arises when patients complete their inpatient course of treatment but remain in need of additional therapy that can be accomplished on an outpatient basis. Depending upon the demand for outpatient services and physical space constraints, the rehabilitation hospital may establish the services either within its building or in a satellite location. In either case, the clinical protocols and programs developed for use in the freestanding outpatient centers are utilized by these facilities.

         A number of the Company's rehabilitation hospitals were developed in conjunction with local tertiary-care facilities, including major teaching hospitals such as those at Vanderbilt University, the University of Missouri and the University of Virginia. This strategy of developing effective referral and service networks prior to opening results in improved operating efficiencies for the new facilities and provides a more coordinated continuum of care for the constituencies served by the tertiary-care facilities. In addition to those facilities so developed by the Company, the Company has entered into or is pursuing similar affiliations with a number of its rehabilitation hospitals which were obtained through the Company's major acquisitions.

         MEDICAL CENTERS. At December 31, 1998, the Company operated four medical centers with 810 licensed beds in four distinct markets. These facilities provide general and specialty medical and surgical healthcare services, emphasizing orthopaedics, sports medicine and rehabilitation.

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

         In measuring patient utilization of the Company's inpatient facilities, various factors must be considered. Due to market demand, demographics, start-up status, renovation, patient mix and other factors, the Company may not treat all licensed beds in a particular facility as available beds, which sometimes results in a material variance between licensed beds and beds actually available for utilization at any specific time. The Company is in a position to increase the number of available beds at such facilities as market conditions dictate. During the year ended December 31, 1998, the Company's inpatient facilities achieved an overall utilization, based on patient days and available beds, of 76.25%.

Outpatient Services

         The  Company's   outpatient  services  business  segment  includes  the
Company's outpatient rehabilitation facilities, its outpatient surgery centers, its outpatient diagnostic centers and its occupational health centers.

         OUTPATIENT REHABILITATION SERVICES. The Company operates the largest group of affiliated proprietary outpatient rehabilitation facilities in the
United States. The Company's outpatient rehabilitation centers offer a comprehensive range of rehabilitative healthcare services, including physical therapy and occupational therapy, that are tailored to the individual patient's needs, focusing predominantly on orthopaedic injuries, sports injuries, work injuries, hand and upper extremity injuries, back injuries, and various neurological/neuromuscular conditions. As of December 31, 1998, the Company provided outpatient rehabilitative healthcare services through approximately 1,187 outpatient locations, including freestanding outpatient centers and their satellites, outpatient satellites of inpatient facilities and outpatient facilities managed under contract.

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

         Patient utilization of the Company's outpatient rehabilitation facilities cannot be measured in the conventional manner applied to acute- care hospitals, nursing homes and other healthcare providers which have a fixed number of licensed beds and serve patients on a 24-hour basis. Utilization patterns in outpatient rehabilitation facilities will be affected by the market to be served, the types of injuries treated, the patient mix and the number of available therapists, among other factors. Moreover, because of variations in size, location, hours of operation, referring physician base and services provided and other differences among each of the Company's outpatient facilities, it is not possible to accurately assess patient utilization against a norm.

         SURGERY CENTERS. The Company is currently the largest operator of outpatient surgery centers in the United States. At December 31, 1998, it operated 221 freestanding surgery centers, including eight mobile lithotripsy units, in 41 states. Over 80% of these facilities are located in markets served by the Company's rehabilitation facilities, enabling the Company to pursue opportunities for cross-referrals between surgery and rehabilitation facilities as well as to centralize administrative functions. The Company's surgery centers provide the facilities and medical support staff necessary for physicians to perform non-emergency surgical procedures. Its typical surgery center is a freestanding facility with three to six fully equipped operating and procedure rooms and ancillary areas for reception, preparation, recovery and administration. Each of the Company's surgery centers is available for use only by licensed physicians, oral surgeons and podiatrists, and the centers do not perform surgery on an emergency basis.

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

         The Company's outpatient surgery centers implement quality control procedures to evaluate the level of care provided at the centers. Each center has a medical advisory committee of three to ten physicians which reviews the professional credentials of physicians applying for medical staff privileges at the center.

         DIAGNOSTIC CENTERS. At December 31, 1998, the Company operated 118 diagnostic centers in 25 states and the United Kingdom. These centers provide outpatient diagnostic imaging services, including magnetic resonance imaging ("MRI"), computerized tomography ("CT") services, X-ray services, ultrasound services, mammography services, nuclear medicine services and fluoroscopy. Not all services are provided at all sites; however, most of the Company's diagnostic centers are multi-modality centers.

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

         OCCUPATIONAL HEALTH SERVICES. At December 31, 1998, the Company operated 119 occupational health centers in 28 states. These centers provide cost-effective, outpatient primary medical care and rehabilitation services to individuals for the treatment of work-related medical problems.

         The Company's occupational health centers market their services to large and small employers, workers' compensation and health insurers and managed care organizations. The services provided at the Company's occupational health centers include outpatient primary medical care for work-related injuries and illnesses, work-related physical examinations, physical therapy services and workers' compensation medical services, as well as other services primarily aimed at work-related injuries or illnesses. Medical services at the centers are provided by licensed physicians who are employed by or under contract with the Company or affiliated medical practices. These centers also employ nurses, therapists and other licensed professional staff as necessary for the services provided. The Company believes that occupational health primary care services are a strategic component of its business, and that the physicians in its occupational health centers can, in many cases, serve as "gatekeepers" providing access to the other services offered by the Company.

Other Patient Care Services

         In certain of its markets, the Company provides other patient care services, including physician services and contract management of hospital-based rehabilitative healthcare services. The Company evaluates market opportunities on a case-by-case basis in determining whether to provide additional services of these types, which may be complementary to facility-based services provided by the Company or stand-alone businesses. These services are included within the business segment of the Company with which they are most closely aligned in the particular local market.

MARKETING OF FACILITIES AND SERVICES

         The Company markets its facilities, and their services and programs, on local, regional and national levels. Local and regional marketing activities are typically coordinated by local or area-based marketing personnel, whereas large-scale regional and national efforts are coordinated by corporate-based personnel. In Integrated Service Model markets, area marketing activities are coordinated by an ISM Advisory Committee reflecting the Company's range of services in each market.

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

         The Company's larger-scale marketing activities are focused more broadly on efforts to generate patient referrals to multiple facilities and the creation of new business opportunities. Such activities include the development and maintenance of contractual relationships or national pricing agreements with large third-party payors, such as CIGNA, United Healthcare or other national insurance companies, with national HMO/PPO companies, such as First Health, Hospital Network of America and Multiplan, with national case management companies, such as INTRACORP and Crawford & Co., and with national employers, such as Wal-Mart, Georgia-Pacific Corporation, Federated Department Stores, Goodyear Tire & Rubber and Winn-Dixie. In addition, since many of the facilities acquired by the Company during the past four years had very limited contractual relationships with payors, managed care providers, employers and others, the Company is expanding its existing payor relationships to include these facilities.

         The Company carries out broader programs designed to further enhance its name recognition and association with amateur and professional athletics. Among these is the HEALTHSOUTH Sports Medicine Council, headed by Bo Jackson and involving other well-known professional and amateur athletes and sports medicine specialists, which is dedicated to developing educational programs focused on athletics for use in high schools. The Company has ongoing relationships with the Professional Golfers Association, the Senior Professional Golfers Association, the Ladies Professional Golf Association, the Southeastern Conference, the U.S. Decathlon Team, USA Hockey, USA Wrestling, USA Volleyball and more than 125 universities and colleges and 2,000 high schools to provide sports medicine coverage of events and rehabilitative healthcare services for injured athletes. In addition, the Company has established relationships with or provided treatment services for athletes from some 40-50 professional sports teams, as well as providing sports medicine services for Olympic and amateur athletes. In 1996, the Company and the United States Olympic Committee established the Richard M. Scrushy/HEALTHSOUTH Sports Medicine and Sport Science Center at the USOC's Colorado Springs campus.

         The Company is a national sponsor of the United Cerebral Palsy Association and the National Arthritis Foundation and supports many other charitable organizations on national and local levels. Through these endeavors, the Company and its employees are able to support charitable organizations and activities within their communities.

SOURCES OF REVENUES

         Private pay revenue sources represent the majority of the Company's revenues. The following table sets forth the percentages of the Company's revenues from various sources for the periods indicated:

                                                                   YEAR ENDED                   YEAR ENDED
          SOURCE                                                DECEMBER 31, 1997            DECEMBER 31, 1998
---------------------------                                     -----------------            -----------------
Medicare        ....................................................36.9%                         35.9%
Commercial (1)......................................................35.1                          37.0
Workers' Compensation...............................................11.1                          10.8
All Other Payors (2)................................................16.9                          16.3
                                                                    ----                          ----
                                                                   100.0%                        100.0%
                                                                   =====                         =====

-----------

(1) Includes commercial insurance, HMOs, PPOs and other managed care plans.

(2) Medicaid is included in this category, but is insignificant in amount.

         The above table does not reflect the NSC facilities for periods or portions thereof prior to the effective date of the NSC acquisition. Comparable information for those facilities is not available.

         See this Item "Business -- Regulation -- Medicare Participation and Reimbursement" for a description of certain of the reimbursement regulations applicable to the Company's facilities.

COMPETITION

         The Company's rehabilitation facilities compete on a regional and national basis with other providers of specialized services such as sports medicine and work hardening, and specific concentrations such as head injury rehabilitation and orthopaedic surgery. The competition faced in each of these markets is similar, with variations arising from the number of healthcare providers in the given metropolitan area. The primary competitive factors in the Company's rehabilitation components of the Company's inpatient and outpatient business segments are quality of services, projected patient outcomes, charges for services, responsiveness to the needs of the patients, community and physicians, and ability to tailor programs and services to meet specific needs of the patients. Competitors and potential competitors include hospitals, private practice therapists, rehabilitation agencies and others. Some of these competitors may have greater patient referral support and financial and personnel resources in particular markets than the Company. Management believes that the Company competes successfully within the marketplace based upon its reputation for quality, competitive prices, positive rehabilitation outcomes, innovative programs, clean and bright facilities and responsiveness to needs.

         The Company's surgery centers compete primarily with hospitals and other operators of freestanding surgery centers in attracting physicians and patients and in developing new centers and in acquiring existing centers. The primary competitive factors in the outpatient surgery business are convenience, cost, quality of service, physician loyalty and reputation. Hospitals have many competitive advantages in attracting physicians and patients, including established standing in a community, historical physician loyalty and convenience for physicians making rounds or performing inpatient surgery in the hospital. However, the Company believes that its national market system and its historical presence in certain of the markets where its surgery centers are located will enhance the Company's ability to operate these facilities successfully.

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

         The Company potentially faces competition any time it initiates a Certificate of Need ("CON") project or seeks to acquire an existing facility or CON. See this Item, "Business -- Regulation". This competition may arise either from competing national or regional companies or from local hospitals or other providers which file competing applications or oppose the proposed CON project. The necessity for these approvals serves as a barrier to entry and has the potential to limit competition by creating a franchise to provide services to a given area. The Company has generally been successful in obtaining CONs or similar approvals when required, although there can be no assurance that it will achieve similar success in the future.

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

Licensure, Certification and Certificate of Need Regulations

         Capital expenditures for the construction of new facilities, the addition of beds or the acquisition of existing facilities may be reviewable by state regulators under a statutory scheme which is sometimes referred to as a CON program. States with CON programs place limits on the construction and acquisition of healthcare facilities and the expansion of existing facilities and services. In such states, approvals are required for capital expenditures exceeding certain amounts which involve inpatient rehabilitation facilities or services or outpatient surgery centers. Outpatient rehabilitation, occupational health and diagnostic facilities and services do not require such approvals in a majority of states.

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

         Licensure and certification are separate, but related, regulatory activities. The former is usually a state or local requirement and the latter is a federal requirement. In almost all instances, licensure and certification will follow specific standards and requirements that are set forth in readily available public documents. Compliance with the requirements is monitored by annual on-site inspections by representatives of various government agencies. All of the Company's inpatient rehabilitation facilities and medical centers and substantially all of the Company's surgery centers are currently required to be licensed, but only the outpatient rehabilitation facilities located in Alabama, Arizona, Kentucky, Maryland, Massachusetts, New Hampshire, New Mexico and Rhode Island currently must satisfy such a licensing requirement. Diagnostic and occupational health facilities are not required to be licensed in a majority of states.

Medicare Participation and Reimbursement

         In order to participate in the Medicare program and receive Medicare reimbursement, each facility must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, the type of facility, its equipment, its personnel and its standards of medical care, as well as compliance with all state and local laws and regulations. All of the Company's inpatient facilities, except for the St. Louis head injury center, participate in the Medicare program. Approximately 1,065 of the Company's outpatient rehabilitation facilities currently participate in, or are awaiting the assignment of a provider number to participate in, the Medicare program. All of the Company's surgery centers are certified (or awaiting certification) under the Medicare program. Diagnostic and occupational health facilities are not certified by the Medicare program. Its Medicare-certified facilities, inpatient and outpatient, undergo annual on-site Medicare certification surveys in order to maintain their certification status. Failure to comply with the program's conditions of participation may result in loss of program reimbursement or other governmental sanctions. All such facilities have been deemed to be in satisfactory compliance on all applicable surveys. The Company has developed its operational systems to assure compliance with the various standards and requirements of the Medicare program and has established ongoing quality assurance activities to monitor compliance. The Company believes that all of such facilities currently meet all applicable Medicare requirements.

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

         The PPS program has been beneficial for the rehabilitation segment of the healthcare industry because of the economic pressure on acute-care hospitals to discharge patients as soon as possible. The result has been increased demand for rehabilitation services for those patients discharged early from acute-care hospitals. Freestanding inpatient rehabilitation facilities are currently exempt from PPS, and inpatient rehabilitation units within acute- care hospitals are eligible to obtain an exemption from PPS upon satisfaction of certain federal criteria.

         Currently, 12 of the Company's outpatient centers are Medicare-certified Comprehensive Outpatient Rehabilitation Facilities ("CORFs") and 873 are Medicare-certified rehabilitation agencies or satellites thereof. Additionally, the Company has certification applications pending for four CORF sites and 176 rehabilitation agency sites (including satellites.) Through December 31, 1998, CORFs were reimbursed reasonable costs (subject to certain limits) for services provided to Medicare beneficiaries, and outpatient rehabilitation facilities certified by Medicare as rehabilitation agencies were reimbursed on the basis of the lower of reasonable costs for services provided to Medicare beneficiaries or charges for such services. Outpatient rehabilitation facilities which are physician-directed clinics, as well as outpatient surgery centers, are reimbursed by Medicare on a fee screen basis; that is, they receive a fixed fee, which is determined by the geographical area in which the facility is located, for each procedure performed. From January 1, 1999, CORFs and rehabilitation agencies are reimbursed on a fee screen basis as well. The Company's outpatient rehabilitation facilities submit monthly bills to their fiscal intermediaries for services provided to Medicare beneficiaries, and the Company files annual cost reports with the intermediaries for each such facility.

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

         As part of the Balanced Budget Act of 1997, Congress directed the United States Department of Health and Human Services to develop regulations that would subject inpatient rehabilitation hospitals to a PPS. The prospective rates are to be phased in beginning October 1, 2000, and are to be fully implemented on October 1, 2002. The Act requires that the rates must equal 98% of the amount of payments that would have been made if the PPS had not been adopted. In addition, the Act requires the establishment of a PPS for hospital outpatient department services, effective for services furnished beginning in 1999. Since the drafting of the regulations covering these initiatives is in very early stages, the Company cannot predict at this time the effect that any such changes may have on its continuing operations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the impact of the Balanced Budget Act on certain businesses discontinued by the Company in 1998.

         In June 1998, the Health Care Financing Administration issued proposed rules setting forth new payment classifications which would significantly change Medicare reimbursement for outpatient surgery centers. However, the comment period for such proposed rules has now been extended for the third time, until June 30, 1999, and the Company cannot currently predict when final rules, if any, will be adopted or the content or effect on the Company's operations of such rules.

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

         The so-called "Stark II" provisions of the Omnibus Budget Reconciliation Act of 1993 amend the federal Medicare statute to prohibit the making by a physician of referrals for "designated health services" (including physical therapy, occupational therapy, radiology services or radiation therapy) to an entity in which the physician has an investment interest or other financial relationship, subject to certain exceptions. Such prohibition took effect on January 1, 1995 and applies to all of the Company's partnerships with physician partners. On January 9, 1998, the Department of Health and Human Services published proposed regulations (the "Proposed Stark Regulations") under the Stark II statute and solicited comments thereon. The Proposed Stark Regulations would implement, amplify and clarify the Stark II statute. Final regulations are not expected to be promulgated until after 1999. In addition, a number of states have passed or are considering statutes which prohibit or limit physician referrals of patients to facilities in which they have an investment interest. In response to these regulatory activities, the Company has restructured most of its partnerships which involve physician investors to the extent required by applicable law, in order to eliminate physician ownership interests not permitted by applicable law. The Company intends to take such actions as may be required to cause the remaining partnerships to be in compliance with applicable laws and regulations, including, if necessary, the prohibition of physician partners from referring patients. The Company believes that this restructuring has not adversely affected and will not adversely affect the operations of its facilities.

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

The Health Insurance Portability and Accountability Act of 1996

         In an effort to combat healthcare fraud, Congress included several anti-fraud measures in the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA, among other things, amends existing crimes and criminal penalties for Medicare fraud and enacts new federal healthcare fraud crimes. HIPAA also expands the Fraud and Abuse Law to apply to all federal healthcare programs, defined to include any plan or program that provides health benefits through insurance that is funded by the federal government. Under HIPAA, the Secretary of the Department of Health and Human Services (the "Secretary") may exclude from the Medicare program any individual who has a direct or indirect ownership or control interest in a healthcare entity that has been convicted of a healthcare fraud crime or that has been excluded from the Medicare program. HIPAA directs the Secretary to establish a program to collect information on healthcare fraud and abuse to encourage individuals to report information concerning fraud and abuse against the Medicare program and provides for payment of a portion of amounts collected to such individuals. HIPAA mandates the establishment of a Fraud and Abuse Program, among other programs, to control fraud and abuse with respect to health plans and to conduct investigations, audits, evaluations, and inspections relating to the delivery of and payment for healthcare in the United States.

         HIPAA prohibits any person or entity from knowingly and willfully committing a federal healthcare offense relating to a healthcare benefit program. Under HIPAA, a "health care benefit program" broadly includes any private plan or contract affecting interstate commerce under which any medical benefit, item, or service is provided to any individual. Among the "federal health care offenses" prohibited by HIPAA are healthcare fraud and making false statements relative to healthcare matters. Any person or entity that knowingly and willfully defrauds or attempts to defraud a healthcare benefit program or obtains by means of false or fraudulent pretenses, representations or promises, any of the money or property of any healthcare benefit program in connection with the delivery of healthcare services is subject to a fine and/or imprisonment. In addition, HIPAA provides that any person or entity that knowingly and willfully falsifies, conceals or covers up a material fact or makes any materially false or fraudulent statements in connection with the delivery of or payment of healthcare services by a healthcare benefit plan is subject to a fine and/or imprisonment.

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

INSURANCE

         Beginning  December  1,  1993,  the  Company  became  self-insured  for professional liability and comprehensive general liability. The Company purchased coverage for all claims incurred prior to December 1, 1993. In addition, the Company purchased underlying insurance which would cover all claims once established limits have been exceeded. It is the opinion of management that as of December 31, 1998, the Company had adequate reserves to cover losses on asserted and unasserted claims.

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

         In connection with the risk transfer, the carrier has questioned the availability of coverage for punitive damages. The Company and Horizon/CMS have filed a declaratory judgment action in the United States District Court for the District of New Mexico seeking a declaration that such damages are required to be covered (HEALTHSOUTH Corporation, et al. v. St. Paul Fire and Marine Insurance Company, et al., Civ. No. 98-800 BB/DIS-ACE). Thereafter, the carrier filed an action seeking a contrary declaration in the United States District Court for the

Northern District of Texas (St. Paul Fire and Marine Insurance  Company,  et al.
v. Horizon/CMS Healthcare Corporation, et al., Civil Action No. 4-98CV-575-Y). The parties have filed preliminary motions in both actions, and the Company cannot now predict the outcome or effect of these actions or the length of time it will take to resolve them.

EMPLOYEES

         As of December 31, 1998, the Company employed approximately 51,901 persons, of whom 32,558 were full-time employees and 19,343 were part-time employees. Of the above employees, 821 were employed at the Company's headquarters in Birmingham, Alabama. Except for approximately 77 employees at one rehabilitation hospital (about 14.6% of that facility's workforce), none of the Company's employees are represented by a labor union. The Company is not aware of any current activities to organize its employees at other facilities. Management of the Company considers the relationship between the Company and its employees to be good.

ITEM 2. PROPERTIES.

         The Company's executive offices currently occupy a headquarters building of approximately 200,000 square feet in Birmingham, Alabama. The headquarters building, which was occupied by the Company in February 1997, was constructed on a 73-acre parcel of land owned by the Company pursuant to a tax retention operating lease structured through NationsBanc Leasing Corporation. Substantially all of the Company's outpatient rehabilitation and occupational health operations are carried out in leased facilities. The Company owns 29 of its inpatient rehabilitation facilities and leases or operates under management contracts the remainder of its inpatient rehabilitation facilities. The Company also owns 62 of its surgery centers and 35 of its diagnostic centers and leases or operates under management arrangements the remainder. The Company constructed its rehabilitation hospitals in Florence and Columbia, South Carolina, Kingsport and Nashville, Tennessee, Concord, New Hampshire, Dothan, Alabama, Columbia,
Missouri, and Charlottesville, Virginia on property leased under long-term ground leases. The property on which the Company's Memphis, Tennessee rehabilitation hospital is located is owned in partnership by the Company and Methodist Hospitals of Memphis. The Company owns its four medical center facilities. The Company currently owns, and from time to time may acquire, certain other improved and unimproved real properties in connection with its business. See Notes 5 and 7 of "Notes to Consolidated Financial Statements" for information with respect to the properties owned by the Company and certain indebtedness related thereto.

         In management's opinion, the Company's physical properties are adequate for the Company's needs for the foreseeable future, and are consistent with its expansion plans described elsewhere in this Annual Report on Form 10-K.

      The following table sets forth a listing of the Company's primary domestic patient care services locations (including both facilities owned or leased by the Company and facilities under management agreements or similar arrangements) at December 31, 1998, exclusive of those facilities to be closed, consolidated or sold pursuant to plans adopted in 1998:

                         INPATIENT                          OCCUPATIONAL      OUTPATIENT
                      REHABILITATION          MEDICAL          HEALTH       REHABILITATION    SURGERY     DIAGNOSTIC
STATE              FACILITIES (BEDS)(1)  CENTERS (BEDS)(1)     CENTERS        CENTERS(2)      CENTERS       CENTERS
-----              --------------------  -----------------     -------        ----------      -------       -------
Alabama                   8  (404)            1 (219)                             32             7             4

Alaska                                                            4                7             1             1
Arizona                   4  (243)                                8               27             2             1
Arkansas                  6  (309)                                5               25             2
California                1  (60)                                27               51            50             3
Colorado                  1  (64)                                 1               35             5             5
Connecticut               1  (26)                                 2               18             6
Delaware                                                                           6             1
District of Columbia                                                               1                           1
Florida                   9  (631)            1 (285)             6               83            18             8
Georgia                   1  (50)                                 4               29             4            11
Hawaii                                                                            10             1
Idaho                                                                              4             1
Illinois                                                          1               55             7            10
Indiana                   3  (200)                                2               14             5             1
Iowa                                                              1                3             2
Kansas                    4  (224)                                                11
Kentucky                  2  (80)                                 2                4             6
Louisiana                 5  (287)                                3                5             2             3
Maine                     2  (125)                                                11
Maryland                  1  (44)                                                 28             9             6
Massachusetts            11  (921)                                1               52             1             2
Michigan                  1  (30)                                 3               12
Minnesota                                                                         15             2
Mississippi                                                                        8             3
Missouri                  2  (160)                                1               55             8             1
Montana                                                                            4             1
Nebraska                                                          1                5
Nevada                    2  (130)                                                22             3
New Hampshire             3  (98)                                                  9
New Jersey                1  (155)                                1               66             3             3
New Mexico                1  (61)                                 1                6             1             1

New York                  1  (27)                                                 47             1             3
North Carolina                                                                    22            10             1
North Dakota                                                                       4
Ohio                      1  (30)                                 3               36             7
Oklahoma                  3  (155)                                1               18             5             1
Oregon                                                                            31             1
Pennsylvania             14  (1,049)                              3               57             6             8
Rhode Island                                                                       2             2
South Carolina            3  (216)                                                 8             2             5
South Dakota                                                      4                1
Tennessee                 7  (407)                                                25             5             4
Texas                    19  (1,114)          1 (106)            10              108            18            22
Utah                      1  (86)                                 2               10             2
Vermont                                                           1                2
Virginia                  2  (90)             1 (200)             4               25             1             6
Washington                                                       17               72             5             1
West Virginia             4  (214)                                                 3             1
Wisconsin                                                                          1             4
Wyoming                                                                            2

       -----------------------

       (1) "Beds" refers to the number of beds for which a license or certificate of need has been granted, which may vary materially from beds available for use.

       (2) Includes freestanding outpatient centers and their satellites, outpatient satellites of inpatient rehabilitation facilities and outpatient facilities managed under contract.

       In addition, at December 31, 1998, the Company operated six diagnostic centers in the United Kingdom and one rehabilitation hospital in Australia, as well as numerous locations in various states providing other services.

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

SECURITIES LITIGATION

         The Company has been served with certain lawsuits filed beginning September 30, 1998 which purport to be class actions under the federal and Alabama securities laws. Such lawsuits were filed following a decline in the Company's stock price at the end of the third quarter of 1998. Seven such suits have been filed in the United States District Court for the Northern District of
Alabama: Robert M. Gordon, et al. v. HEALTHSOUTH Corporation, et al., Civil Action No. 98-J-2634-S, Twin Plus LLC, et al. v. HEALTHSOUTH Corporation, et al., Civil Action No. 98-PWG-2695-S, Irene Rigas, et al. v. HEALTHSOUTH Corporation, et al., Civil Action No. 98-RRA-2777-S, Harry Schipper v. HEALTHSOUTH Corporation, et al., Civil Action No. 98-N-2779-S, Ryan McCormick v. HEALTHSOUTH Corporation, et al., Civil Action No. 98-RRA-2831-S, United Food & Commercial Workers Union Local 100-A Pension Fund v. HEALTHSOUTH Corporation, et al., Civil Action No. 98-BU-2869-S, and Vinod Parikh v. HEALTHSOUTH Corporation, et al., Civil Action No. 98-BU-2869-S. These are substantially identical complaints filed against the Company and certain of its officers and Directors alleging that, during the period August 12, 1997 through September 30, 1998, the defendants misrepresented or failed to disclose certain material facts concerning the Company's business and financial condition in order to artificially inflate the price of the Company's Common Stock and issued or sold shares of such stock during the purported class period, all allegedly in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Certain of the named plaintiffs in some of the complaints also purport to represent separate subclasses consisting of former stockholders of Horizon/CMS Healthcare Corporation and National Surgery Centers, Inc. who received shares of the Company's Common Stock in connection with the Company's acquisition of those entities and assert additional claims under Section 11 of the Securities Act of 1933 with respect to the registration of securities issued in those acquisitions. In January 1999, these complaints were ordered to be consolidated, with a consolidated amended complaint due to be filed on April 5, 1999 (after a one-month extension requested by the plaintiffs' counsel). Another suit, Peter J. Petrunya v. HEALTHSOUTH Corporation, et al., Civil Action No. 98-05931, was filed in the Circuit Court for Jefferson County, Alabama, alleging that during the period July 16, 1996 through September 30, 1998 the defendants misrepresented or failed to disclose certain material facts concerning the Company's business and financial condition, allegedly in violation of Section 8-6-17 and 8-6-19 of the Alabama Securities Act. The Petrunya complaint was voluntarily dismissed by the plaintiff without prejudice in January 1999.

       Additionally, a suit styled Dennis Family Trust v. Richard M. Scrushy, et al., Civil Action No. 98-06592, has been filed in the Circuit Court for Jefferson County, Alabama, purportedly as a derivative action on behalf of the Company. That suit largely replicates the allegations of the federal actions described in the preceding paragraph and alleges that the current Directors of the Company, certain former Directors and certain officers of the Company breached their fiduciary duties to the Company and engaged in other allegedly tortious conduct. The plaintiff in that case has forborne pursuing its claim thus far pending further progress in the federal actions, and the Company has not yet been required to file a responsive pleading in the case.

         The Company believes that all claims asserted in the above suits are without merit, and expects to vigorously defend against such claims. Because such suits have only recently been filed, the Company cannot predict the outcome of any such suits or the magnitude of any potential loss if the Company's defense is unsuccessful.

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

SEC and NYSE Investigations

         The Division of Enforcement of the SEC has for some time been conducting a private investigation with respect to trading in the securities of Horizon/CMS and Continental Medical Systems, Inc. ("CMS"), which was acquired by Horizon/CMS in June 1995. In connection with that investigation, Horizon/CMS produced certain documents, and Neal M. Elliott, then Chairman of the Board, President and Chief Executive Officer of Horizon/CMS, and certain other former officers of Horizon/CMS have given testimony to the SEC. Horizon/CMS has also been informed that certain of its division office employees and an individual, affiliates of whom had limited business relationships with Horizon/CMS, have responded to subpoenas from the SEC. Mr. Elliott also produced certain documents in response to a subpoena from the SEC. In addition, Horizon/CMS and Mr. Elliott have responded to separate subpoenas from the SEC pertaining to trading in Horizon/CMS's common stock and various material press releases issued in 1996 by Horizon/CMS; Horizon/CMS's February 18, 1997 announcement that the Company would acquire Horizon/CMS; and any discussions of proposed business combinations between Horizon/CMS and Medical Innovations and Horizon/CMS and certain other companies. The Company and Horizon/CMS have no knowledge of the current status of the investigation, and neither Horizon/CMS nor the Company possesses all the facts with respect to the matters under investigation. Although neither
Horizon/CMS nor the Company has been advised by the SEC that the SEC has concluded that any of Horizon/CMS, Mr. Elliott or any other current or former officer or director of Horizon/CMS has been involved in any violation of the federal securities laws, there can be no assurance as to the outcome of the investigation or the time of its conclusion. Both Horizon/CMS and the Company have, to the extent requested to date, cooperated fully with the SEC in connection with the investigation.

         In March 1995, the New York Stock Exchange informed Horizon/CMS that it had initiated a review of trading in Hillhaven Corporation common stock prior to the announcement of Horizon/CMS's proposed acquisition of Hillhaven. In April 1995, the NYSE extended the review of trading to include all dealings with CMS. On April 3, 1996, the NYSE notified Horizon/CMS that it had initiated a review of trading in its common stock preceding Horizon/CMS's March 1, 1996 press release announcing a revision in Horizon/CMS's third quarter earnings estimate. On February 20, 1997, the NYSE notified Horizon/CMS that it was reviewing trading in Horizon/CMS's securities prior to the February 18, 1997 announcement that the Company would acquire Horizon/CMS. Horizon/CMS has cooperated with the NYSE in its reviews and has no knowledge of the current status of such reviews.

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

         Neither the Company nor Horizon/CMS has received any further inquiries from the SEC or the NYSE with respect to the matters described above since mid-1997, and the Company is unaware of the current status of such investigations or reviews. The Company does not intend to describe these matters in future reports unless it becomes aware of new developments with respect to them.

Michigan  Attorney  General  Litigation  Regarding  Long-Term  Care  Facility In
Michigan

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

         On February 19, 1998, the State of Michigan filed a criminal complaint against Horizon/CMS, four former employees of the facility and one former Horizon/CMS regional manager, alleging various violations in 1995 and 1996 of certain statutes relating to patient care, patient medical records and the making of false statements with respect to the condition or operations of the facility (State of Michigan v. Horizon/CMS Healthcare Corp., et al., Case No. 98-630-FY, State of Michigan District Court 54B). The maximum fines chargeable against Horizon/CMS under the counts alleged in the complaint (exclusive of charges against the individual defendants, some of which charges may result in indemnification obligations for Horizon/CMS) aggregate $69,000. Horizon/CMS denies the allegations made in the complaint and expects to vigorously defend against the charges. The litigation has continued at the pretrial hearing phase for several months, including numerous adjournments, and such pretrial hearing phase is not expected to conclude until April 1999, after which time the court will determine which, if any, charges may be brought to trial. Because of the preliminary status of this litigation, it is not possible to predict at this time the outcome or effect of this litigation or the length of time it will take to resolve this litigation.

Lawsuit by Former Shareholders of Communi-Care, Inc. and Pro Rehab, Inc.

         On May 28, 1997, CMS was served with a lawsuit styled Kenneth Hubbard and Lynn Hubbard v. Rocco Ortenzio, Robert A. Ortenzio and Continental Medical Systems, Inc., No. 3:97 CV294MCK, filed in the United States District Court for the Western District of North Carolina, Charlotte Division, by the former shareholders of Communi-Care, Inc. and Pro Rehab, Inc. seeking damages arising out of certain "earnout" provisions of the definitive purchase agreements under which CMS purchased the outstanding stock of Communi-Care, Inc. and Pro Rehab, Inc. from such shareholders. The plaintiffs allege that the manner in which CMS and the other defendants operated the companies after their acquisition breached its fiduciary duties to the plaintiffs, constituted fraud, gross negligence and bad faith and a breach of their employment agreements with the companies. As a result of such alleged conduct, the plaintiffs assert that they are entitled to damages in an amount in excess of $27,000,000 from CMS and the other defendants. Horizon/CMS believes, based upon its evaluation of the legal and factual matters relating to the plaintiffs' assertions, that it has valid defenses to the plaintiffs' claims and, as a result, intends to vigorously contest such claims. Because this litigation remains at a procedurally early stage, the Company cannot now predict the outcome or effect of such litigation or the length of time it will take to resolve such litigation.

EEOC Litigation

         In March 1997, the Equal Employment Opportunity Commission (the "EEOC") filed a complaint against Horizon/CMS alleging that Horizon/CMS had engaged in unlawful employment practices in respect of Horizon/CMS's employment policies related to pregnancies. Specifically, the EEOC asserts that Horizon/CMS's alleged refusal to provide pregnant employees with light-duty assignments to accommodate their temporary disabilities caused by pregnancy violates Sections 701(k) and 703(a) of Title VII, 42 U.S.C. ss.ss. 2000e-(k) and 2000e-2(a). In
this lawsuit, the EEOC seeks, among other things, to permanently enjoin Horizon/CMS's employment practices in this regard. Horizon/CMS disputes the factual and legal assertions of the EEOC in this litigation and intends to vigorously contest the EEOC's claims. Because this litigation remains at a procedurally early stage, the Company cannot predict the length of time it will take to resolve the litigation or the outcome of the litigation.

Heritage Western Hills Litigation

         Since July 1996, Horizon/CMS has been a defendant in a lawsuit styled Lexa A. Auld, Administratrix of Martha Hary, Deceased v. Horizon/CMS Healthcare Corporation and Charles T. Maxvill, D.O., No. 48-165121, 48th Judicial District Court, Tarrant County, Texas. The case involved injuries allegedly suffered by a resident of the Heritage Western Hills nursing facility in Fort Worth, Texas. Horizon/CMS tendered the claim to its insurance carrier, which accepted coverage with a reservation of rights and provided a defense through the carrier's selected counsel in Dallas, Texas. The case went to trial on October 29, 1997, and on November 7, 1997, the jury rendered a verdict in favor of the plaintiff in the amount of $2,370,000 in compensatory damages and $90,000,000 in punitive damages. Counsel has advised Horizon/CMS that, under applicable Texas law, the punitive damages award is, at worst, limited to four times the amount of the compensatory damages (the "Punitive Damages Cap"), and thus that the maximum amount of an enforceable judgment in favor of the plaintiff is approximately $12,000,000. Counsel has also advised Horizon/CMS that there are, potentially, other and further caps on both the amount of compensatory damages available to the plaintiff and the amount of punitive damages. Horizon/CMS filed the required motions with the court to impose the Punitive Damages Cap. On February 20, 1998, the court reduced the jury's verdict and entered a judgment in the amount of approximately $11,237,000. Horizon/CMS also vigorously disputes the efficacy of the jury's verdict and has appealed the judgment. The judgment was left unchanged by the intermediate appellate court and is now being appealed to the Texas Supreme Court.

         Horizon/CMS's insurance carrier continues to defend the matter subject to a reservation of rights. Horizon/CMS, based upon an evaluation by its then-current internal counsel, after reviewing the findings contained in the jury verdict, the insurance policy at issue and the carrier's handling of the case, believes that the entirety of any judgment ultimately entered is covered by and payable from such insurance policy, less Horizon/CMS's self-insured retention of $250,000. On November 19, 1997, the insurance carrier sent Horizon/CMS a letter indicating its belief that certain policy exclusions might apply and requesting additional information which might affect its coverage determination. Horizon/CMS has retained separate counsel to analyze the coverage issues and advise Horizon/CMS on its position, and Horizon/CMS expects to continue to negotiate any coverage issues with its carrier. Settlement negotiations by Horizon/CMS's insurance carrier, in conjunction with the Company's retained counsel, continue with the plaintiff. It is not possible at this time to predict the outcome of any appeals, the resolution of any coverage issues, the outcome of any settlement negotiations or the ultimate amount of any liability which will be borne by Horizon/CMS. See Item 1, "Business -- Insurance".

HEALTH IMAGES/FONAR LITIGATION

         On February 2, 1998, Fonar Corporation ("Fonar") filed an action against HEALTHSOUTH in the United States District Court for the Eastern District of New York styled Fonar Corporation v. HEALTHSOUTH, Inc., Civil Action No. 98-CV-679 (LDW)(ARL). In the complaint, Fonar alleges that HEALTHSOUTH infringed United States Patent Number 4,871,966 (the "'966 patent") which pertains to the operation of the Multi-Angle Oblique ("MAO") feature in MRI machines. The MAO feature enables the MRI machine to scan multiple differing angles in a single MAO scan. Fonar seeks damages in an unspecified amount, along with enhanced damages for alleged willful infringement. Fonar's allegations of infringement and willful infringement are based largely on the actions of Health Images prior to its acquisition by HEALTHSOUTH in March 3, 1997. Health Images, and subsequently HEALTHSOUTH, are alleged to have infringed the '966 patent through the manufacture and use of MRI equipment that contains the MAO feature.

         HEALTHSOUTH has answered Fonar's complaint denying the allegations of infringement, and filed a third-party complaint against Picker International, Inc., which seeks indemnity for those machines purchased by Health Images and HEALTHSOUTH from Picker alleged to infringe the '966 patent. At this time, since discovery has not yet commenced, HEALTHSOUTH cannot predict the outcome or effect of this litigation or the length of time it will take to resolve this litigation. The court has set the matter for a final pretrial conference on September 15, 2000.

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

                                                                                            REPORTED
                                                                                           SALE PRICE
                                                                                     --------------------------
                                                                                      HIGH               LOW
                                                                                     --------           ------

         1997
         ----
         First Quarter..............................................................    $ 22.38         $ 17.94
         Second Quarter.............................................................      27.12           17.75
         Third Quarter..............................................................      28.94           23.12
         Fourth Quarter.............................................................      28.31           22.00

         1998
         ----

         First Quarter..............................................................    $ 30.44         $ 21.69
         Second Quarter.............................................................      30.81           25.75
         Third Quarter..............................................................      30.12            8.88
         Fourth Quarter.............................................................      15.88            7.69

                            -------------------------

         The closing price for the Company's common stock on the New York Stock Exchange on March 29, 1999, was $11.125.

         There were approximately 6,924 holders of record of the Company's common stock as of March 25, 1999, excluding those shares held by depository companies for certain beneficial owners.

         The Company has never paid cash dividends on its common stock (although certain of the companies acquired by the Company in poolings- of-interests transactions had paid dividends prior to such acquisitions) and does not anticipate the payment of cash dividends in the foreseeable future. The Company currently anticipates that any future earnings will be retained to finance the Company's operations.

RECENT SALES OF UNREGISTERED SECURITIES

         All unregistered sales of equity securities by the Company in 1998 have been previously reported on Form 10-Q or Form 8-K, as applicable.

ITEM 6. SELECTED FINANCIAL DATA.

         Set forth below is a summary of selected consolidated financial data for the Company for the years indicated. All amounts have been restated to reflect the effects of the 1994 acquisition of ReLife, Inc. ("ReLife"), the 1995 acquisitions of Surgical Health Corporation ("SHC") and Sutter Surgery Centers, Inc. ("SSCI"), the 1996 SCA and Advantage Health acquisitions, the 1997 Health Images acquisition and the 1998 NSC acquisition, each of which was accounted for as a pooling of interests.

                                                                          YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------------------------
                                                1994             1995               1996               1997                1998
                                            -------------   -------------       ------------       -------------      -------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

INCOME STATEMENT DATA:

  Revenues                                  $   1,769,095   $   2,173,012       $  2,648,188       $   3,123,176      $   4,006,074

  Operating unit expenses                       1,237,750       1,478,208          1,718,108           1,952,189          2,491,914
  Corporate general and administrative expenses    69,718          67,789             82,953              87,512            112,800
  Provision for doubtful accounts                  36,807          43,471             61,311              74,743            112,202
  Depreciation and amortization                   128,721         164,482            212,967             257,136            344,591
  Merger and acquisition related expenses (1)       6,520          19,553             41,515              15,875             25,630
  Impairment and restructuring charges (2)         10,500          53,549             37,390                 ---            483,455
  Loss on abandonment of computer project           4,500             ---                ---                 ---                ---
  Loss on disposal of surgery centers              13,197             ---                ---                 ---                ---
  Loss on sale of assets (2)                          ---             ---                ---                 ---             31,232
  Interest expense                                 79,081         109,656            101,367             112,529            148,163
  Interest income                                  (6,838)         (8,287)            (6,749)             (6,004)           (11,286)
  Gain on sale of MCA Stock                        (7,727)            ---                ---                 ---                ---
                                            --------------  -------------       ------------       -------------      -------------
                                                1,572,229       1,928,421          2,248,862           2,493,980          3,738,701
                                            -------------   -------------       ------------       -------------      -------------

  Income from continuing operations
      before income taxes, minority interests
      and extraordinary item                      196,866         244,591            399,326             629,196            267,373
  Provision for income taxes                       69,578          88,142            148,545             213,668            143,347
                                            -------------   -------------       ------------       -------------      -------------
                                                  127,288         156,449            250,781             415,528            124,026
  Minority interests                               32,692          45,135             54,003              72,469             77,468
                                            -------------   -------------       ------------       -------------      -------------

  Income from continuing operations
      before extraordinary item                    94,596         111,314            196,778             343,059             46,558
  Income from discontinued operations              (6,528)         (1,162)               ---                 ---                ---
  Extraordinary item                                  ---          (9,056)               ---                 ---                ---
                                            -------------   --------------      ------------       -------------      -------------
      Net income                            $      88,068   $     101,096       $    196,778       $     343,059      $      46,558
                                            =============   =============       ============       =============      =============

  Weighted average common shares
      outstanding (3)                             280,506         298,462            336,603             366,768            421,462
                                            =============   =============       ============       =============      =============


  Net income per common share: (3)
      Continuing operations                 $        0.34   $        0.37       $       0.58       $        0.94      $        0.11
      Discontinued operations                       (0.02)            ---                ---                 ---                ---
      Extraordinary item                              ---           (0.03)               ---                 ---                ---
                                            -------------   --------------      ------------       -------------      -------------
                                            $        0.32   $        0.34       $       0.58       $        0.94      $        0.11
                                            =============   =============       ============       =============      =============

  Weighted average common shares
      outstanding-- assuming dilution(3)(4)       307,784         329,000            365,715             386,211            432,275
                                            =============   =============       ==============      =============      =============

  Net income per common share --
      assuming dilution: (3)(4)
      Continuing operations                 $        0.32   $        0.35       $       0.55       $        0.89      $        0.11
      Discontinued operations                       (0.02)            ---                ---                 ---                ---
      Extraordinary item                              ---           (0.03)               ---                 ---                ---
                                            -------------   --------------      ------------       -------------      -------------

                                            $        0.30   $        0.32       $       0.55       $        0.89      $        0.11
                                            =============   =============       ============       =============      =============

                                                                              DECEMBER 31,
                                       ------------------------------------------------------------------------------------------
                                           1994                1995               1996               1997                1998
                                       -------------      -------------       ------------       -------------      -------------
BALANCE SHEET DATA:                                                          (In thousands)

  Cash and marketable securities       $     138,518      $     182,636       $    205,166       $     185,018      $     142,513
  Working capital                            315,070            428,746            624,497             612,917            945,927
  Total assets                             2,412,874          3,190,095          3,671,958           5,566,324          6,773,008
  Long-term debt (5)                       1,206,846          1,477,092          1,570,597           1,614,961          2,830,926
  Stockholders' equity                       843,884          1,317,878          1,686,770           3,290,623          3,423,004

--------------
(1) Expenses related to the ReLife acquisition and SHC's Heritage Surgical acquisition in 1994, the SHC, SSCI and NovaCare Rehabilitation Hospitals acquisitions in 1995, the SCA, Advantage Health, PSCM and ReadiCare acquisitions in 1996, the Health Images acquisition in 1997 and the NSC acquisition in 1998.

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

     The Company completed the following major acquisitions over the last three years (common share amounts have been adjusted to reflect a stock split effected in the form of a 100% stock dividend paid on March 17, 1997):

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

o On March 3, 1997, the Company acquired Health Images, Inc. (the "Health Images Acquisition"). A total of 10,343,470 shares of the Company's Common Stock were issued in the transaction, representing a value of approximately
$208,162,000 at the time of the acquisition. At that time, Health Images operated 49 freestanding diagnostic centers in 13 states and six in the United Kingdom.

o On September 30, 1997, the Company acquired ASC Network Corporation (the "ASC Acquisition"). The Company paid approximately $130,827,000 in cash for all of the issued and outstanding capital stock of ASC and assumed approximately $61,000,000 in debt. At that time, ASC operated 29 outpatient surgery centers in eight states.


o On October 23, 1997, the Company acquired National Imaging Affiliates, Inc. (the "NIA Acquisition"). A total of 984,189 shares of the Company's Common Stock were issued in the transaction, representing a value of approximately $20,706,000 at the time of the acquisition. At that time, NIA operated eight diagnostic imaging centers in six states.

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

o On July 1, 1998, the Company acquired Columbia/HCA Healthcare Corporation's interest in (or entered into interim management arrangements with respect to) 34 outpatient surgery centers located in 13 states (the "Columbia/HCA Acquisition"). The cash purchase price was approximately $550,402,000.

o On July 22, 1998, the Company acquired National Surgery Centers, Inc. (the "NSC Acquisition"). A total of 20,426,261 shares of the Company's Common Stock were issued in connection with the transaction, representing a value of approximately $574,489,000. At that time, NSC operated 40 outpatient surgery centers in 14 states.

     Each of the ASC Acquisition, the Horizon/CMS Acquisition, the NIA Acquisition and the Columbia/HCA Acquisition was accounted for under the purchase method of accounting and, accordingly, the acquired operations are included in the Company's consolidated financial statements from their respective dates of acquisition. Each of the SCA Acquisition, the Advantage Health Acquisition, the Health Images Acquisition and the NSC Acquisition was accounted for as a pooling of interests and, with the exception of data set forth relating to revenues derived from Medicare and Medicaid, all amounts shown in the following discussion have been restated to reflect such acquisitions. SCA, Advantage Health, Health Images and NSC did not separately track such revenues. The PSCM Acquisition and the ReadiCare Acquisition were also accounted for as poolings of interests. However, due to the immateriality of PSCM and ReadiCare, the Company's historical financial statements for all periods prior to the quarters in which the respective mergers took place have not been restated. Instead, stockholders' equity has been increased during 1996 to reflect the effects of the PSCM Acquisition and the ReadiCare Acquisition. The results of operations of PSCM and ReadiCare are included in the accompanying consolidated financial statements and the following discussion from the date of acquisition forward (see Note 2 of "Notes to Consolidated Financial Statements" for further discussion).

     The Company determines the amortization period of the cost in excess of net asset value of purchased facilities based on an evaluation of the facts and circumstances of each individual purchase transaction. The evaluation includes an analysis of historic and projected financial performance, an evaluation of the estimated useful life of the buildings and fixed assets acquired, the indefinite useful life of certificates of need and licenses acquired, the competition within local markets, lease terms where applicable, and the legal terms of partnerships where applicable. The Company utilizes independent appraisers and relies on its own management expertise in evaluating each of the factors noted above. In connection with recent developments, including changes in the reimbursement environment in the healthcare industry, the closing or consolidation of certain of its locations, and the integration of some of its purchased facilities in connection with implementation of its Integrated Service Model strategy, the Company is undertaking a comprehensive review of its amortization policies with respect to the excess of cost over net asset value of purchased facilities. This review may result in future changes in certain of the Company's accounting estimates following completion of such review. With respect to the carrying value of the excess of cost over net asset value of individual purchased facilities and other intangible assets, the Company determines on a quarterly basis whether an impairment event has occurred by considering factors such as the market value of the asset, a significant adverse change in legal factors or in the business climate, adverse action by regulators, a history of operating losses or cash flow losses, or a projection of continuing losses associated with an operating entity. The carrying value of excess cost over net asset value of purchased facilities and other intangible assets will be evaluated if the facts and circumstances suggest that it has been impaired. If this evaluation indicates that the value of the asset will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the asset will be reduced by the estimated shortfall of cash flows to the estimated fair market value.

     In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires an enterprise to report operating segments based upon the way its operations are managed. This approach defines operating segments along the lines used by management to assess performance and make operating and resource allocation decisions. Based on the Company's management and reporting structure, segment information has been presented for inpatient and other clinical services and outpatient services.

     The inpatient and other clinical services segments includes the operations of its inpatient rehabilitation facilities and medical centers, as well as the operations of certain physician practices and other clinical services which are managerially aligned with the Company's inpatient services. The Company has aggregated the financial results of its outpatient rehabilitation facilities (including occupational health centers), outpatient surgery centers and outpatient diagnostic centers into the outpatient services segment. These three types of facilities have common economic characteristics, provide similar services, serve a similar class of customers, cross-utilize administrative services and operate in a similar regulatory environment. In addition, the Company's Integrated Service Model strategy combines these services in a seamless environment for the delivery of patient care on an episodic basis.

     See Note 14 of "Notes to Consolidated Financial Statements" for financial data for each of the Company's operating segments.

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

RESULTS OF OPERATIONS OF THE COMPANY

Twelve-Month Periods Ended December 31, 1996 and 1997

     The Company's operations generated revenues of $3,123,176,000 in 1997, an increase of $474,988,000, or 17.9%, as compared to 1996 revenues. Same store revenues for the twelve months ended December 31, 1997 were $2,921,684,000, an increase of $273,496,000, or 10.3%, as compared to the same period in 1996. New store revenues for 1997 were $201,492,000. New store revenues reflect primarily the addition of facilities through the Horizon/CMS Acquisition and the ASC Acquisition and the acquisition of outpatient rehabilitation operations in new markets through internal development (see Note 9 of "Notes to Consolidated Financial Statements"). The increase in revenues is primarily attributable to the addition of these operations and increases in patient volume. Revenues generated from patients under the Medicare and Medicaid programs respectively accounted for 36.9% and 2.3% of total revenues for 1997, compared to 37.8% and 2.9% of total revenues for 1996. Revenues from any other single third-party payor were not significant in relation to the Company's total revenues. During 1997, same store inpatient days, outpatient visits, surgical cases and diagnostic cases increased 10.8%, 20.6%, 8.8% and 12.3%, respectively. Revenue per inpatient day, outpatient visit, surgical case and diagnostic case for same store operations increased (decreased) by 1.6%, 4.6%, (0.9)% and (0.3) %, respectively.

     Operating expenses, at the operating unit level, were $1,952,189,000, or 62.5% of revenues, for 1997, compared to 64.9% of revenues for 1996. The decrease in operating expenses as a percentage of revenues is primarily attributable to the increase in same store revenues noted above. In same store operations, the incremental costs associated with increased revenues are significantly lower as a percentage of those increased revenues. Same store operating expenses for 1997 were $1,804,674,000, or 61.8% of related revenues. New store operating expenses were $147,515,000, or 73.2% of related revenues. New store revenues and operating expenses for 1997 include two months of operations of the facilities acquired from Horizon/CMS, in which aggregate operating expenses were significantly higher as a percentage of related revenues than in the Company's other facilities. Corporate general and administrative expenses increased from $82,953,000 in 1996 to $87,512,000 in 1997. As a percentage of revenues, corporate general and administrative expenses decreased from 3.1% in 1996 to 2.8% in 1997. Total operating expenses were $2,039,701,000, or 65.3% of revenues, for 1997, compared to $1,801,061,000, or 68.0% of revenues, for 1996. The provision for doubtful accounts was $74,743,000, or 2.4% of revenues, for 1997, compared to $61,311,000, or 2.3% of revenues, for 1996.

     Depreciation and amortization expense was $257,136,000 for 1997, compared to $212,967,000 for 1996. The increase resulted from the investment in additional assets by the Company. Interest expense increased to $112,529,000 in 1997, compared to $101,367,000 for 1996, primarily because of the increased amount outstanding under the Company's revolving credit facility (see "Liquidity and Capital Resources"). For 1997, interest income was $6,004,000, compared to $6,749,000 for 1996. The decrease in interest income resulted primarily from a decrease in the average amount outstanding in interest-bearing investments.

     Merger expenses in 1997 of $15,875,000 represent costs incurred or accrued in connection with completing the Health Images Acquisition. For further discussion, see Note 2 of "Notes to Consolidated Financial Statements".

     Income before minority interests and income taxes for 1997 was $629,196,000, compared to $399,326,000 for 1996. Minority interests reduced income before income taxes by $72,469,000 in 1997, compared to $54,003,000 for 1996. The provision for income taxes for 1997 was $213,668,000, compared to $148,545,000 for 1996, resulting in effective tax rates of 38.4% for 1997 and 43.0% for

1996. Net income for 1997 was $343,059,000.

Twelve-Month Periods Ended December 31, 1997 and 1998

     The Company's operations generated revenues of $4,006,074,000 in 1998, an increase of $882,898,000, or 28.3%, as compared to 1997 revenues. Same store revenues for the twelve months ended December 31, 1998 were $3,755,413,000, an increase of $632,237,000, or 20.2%, as compared to the same period in 1997. New store revenues for 1998 were $250,661,000. Same store revenues reflect the first full year of operations of the Horizon/CMS facilities and the ASC Network facilities acquired in October 1997. New store revenues reflect primarily the addition of facilities from the Columbia/HCA Acquisition and the Company's single facility acquisitions through internal development (see Note 9 of "Notes to Consolidated Financial Statements"). The increase in revenues is primarily attributable to the addition of these operations and increases in patient volume. Revenues generated from patients under the Medicare and Medicaid programs respectively accounted for 35.9% and 2.7% of total revenues for 1998, compared to 36.9% and 2.3% of total revenues for 1997. Revenues from any other single third-party payor were not significant in relation to the Company's total revenues. During 1998, same store inpatient days, outpatient visits, surgical cases and diagnostic cases increased 32.5%, 27.7%, 20.8% and 18.0%, respectively. Revenue per inpatient day, outpatient visit, surgical case and diagnostic case for same store operations decreased by (5.8)%, (0.2)%, (2.8)% and (0.3)%, respectively.

     Operating expenses, at the operating unit level, were $2,491,914,000, or 62.2% of revenues, for 1998, compared to 62.5% of revenues for 1997. Included in operating expenses, at the operating unit level, for the year ended December 31, 1998, is a non-recurring expense item of approximately $27,768,000 related to the Company's plan to dispose of or otherwise discontinue substantially all of its home health operations, as described below. Excluding the non-recurring expense, operating expenses at the operating unit level were $2,464,146,000, or 61.5% of revenues for the year ended December 31, 1998. The decrease in operating expenses as a percentage of revenues is primarily attributable to the increase in same store revenues noted above. In same store operations, the incremental costs associated with increased revenues are significantly lower as a percentage of those increased revenues. Same store operating expenses for 1998, excluding the non-recurring expense item noted above, were $2,296,802,000 or 61.2% of related revenues. New store operating expenses were $167,344,000, or 66.8% of related revenues. Corporate general and administrative expenses increased from $87,512,000 in 1997 to $112,800,000 in 1998. As a percentage of revenues, corporate general and administrative expenses remained constant at 2.8% in 1997 and 1998. Total operating expenses were $2,604,714,000, or 65.0% of revenues, for 1998, compared to $2,039,701,000, or 65.3% of revenues, for 1997. The provision for doubtful accounts was $112,202,000, or 2.8% of revenues, for 1998, compared to $74,743,000, or 2.4% of revenues, for 1997. Included in the provision for doubtful accounts for the year ended December 31, 1998, is a non-recurring expense item of approximately $19,228,000 related to the Company's plan to dispose of or otherwise discontinue substantially all of its home health operations, as described below. Excluding the non-recurring item, the provision for doubtful accounts was $92,974,000 or 2.3% of revenues for 1998.

     Depreciation and amortization expense was $344,591,000 for 1998, compared to $257,136,000 for 1997. The increase resulted from the investment in additional assets by the Company. Interest expense increased to $148,163,000 in 1998, compared to $112,529,000 for 1997, primarily because of the increased amount outstanding under the Company's credit facilities (see "Liquidity and Capital Resources"). For 1998, interest income was $11,286,000, compared to $6,004,000 for 1997. The increase in interest income resulted primarily from an increase in the average amount outstanding in interest-bearing investments.

     Merger expenses in 1998 of $25,630,000 represent costs incurred or accrued in connection with completing the NSC Acquisition. For further discussion, see
Note 2 of "Notes to Consolidated Financial Statements".

     During the third quarter of 1998, the Company adopted a plan to dispose of or otherwise discontinue substantially all of its home health operations. The decision to adopt the plan was prompted in large part by the negative impact of the 1997 Balanced Budget Act (the "BBA"), which placed reimbursement limits on home health businesses. The limits were announced in March 1998 and the Company thereafter began to see the adverse affect on home health margins. The negative trends that occurred as a result in the reduction in reimbursement brought about by the BBA caused the Company to re-evaluate its view of the home health product line. The plan was approved by the Board of Directors on September 16, 1998 and all home health operations covered by the plan were closed by December 31, 1998.

     The Company recorded impairment and restructuring charges of approximately $72,000,000 related to the home health plan. In addition, the Company determined that approximately $27,768,000 in notes receivable and approximately $19,228,000 in accounts receivable would not be collectible as a result of the closing of its home health operations. These non-recurring amounts have been recognized in operating unit expenses and the provision for doubtful accounts, respectively. The total non-recurring charges and expenses included in the results of operations for the year ended December 31, 1998 related to the home health plan was approximately $118,996,000.

     During the fourth quarter of 1998, the Company adopted a plan to dispose of or otherwise substantially discontinue the operations of certain facilities that did not fit with the Company's Integrated Service Model strategy (see Item 1, "Business - Company Strategy"), underperforming facilities and facilities not located in target markets. The Board of Directors approved the plan on December 10, 1998 and as of March 12, 1999, 73% of the identified facilities had been closed. The Company recorded impairment and restructuring charges of approximately $404,000,000 related to the fourth quarter restructuring plan.

     In addition, the Company recorded an impairment charge of approximately $8,000,000 related to a rehabilitation hospital it had closed and recorded a $31,232,000 loss on the sale of its physical therapy staffing business.

     Total non-recurring charges and expenses included in the results of operations for the year ended December 31, 1998 were approximately $587,000,000. For further discussion, see Notes 2, 9 and 13 of "Notes to Consolidated Financial Statements".

     Income before minority interests and income taxes for 1998 was $267,373,000, compared to $629,196,000 for 1997. Minority interests reduced income before income taxes by $77,468,000 in 1998, compared to $72,469,000 for 1997. The provision for income taxes for 1998 was $143,347,000, compared to $213,668,000 for 1997. Excluding the tax effects of the impairment and restructuring charges, the merger costs, and the loss on sale of assets, the effective tax rate for 1998 was 39.0%, compared to 38.4% for 1997 ( see Note 10 of "Notes to Consolidated Financial Statements" for further discussion). Net income for 1998 was $46,558,000.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had working capital of $945,927,000, including cash and marketable securities of $142,513,000. Working capital at December 31, 1997 was $612,917,000, including cash and marketable securities of $185,018,000. For 1998, cash provided by operations was $636,132,000, compared to $446,937,000 for 1997. For 1998, investing activities used $1,781,459,000, compared to providing $346,778,000 for 1997. The change is primarily due to the proceeds from sale of non-strategic assets in 1997. Additions to property, plant and equipment and acquisitions accounted for $714,212,000 and $729,440,000, respectively, during 1998. Those same investing activities accounted for $349,861,000 and $309,548,000, respectively, in 1997. Financing activities provided $1,121,162,000 and used $790,515,000 during 1998 and 1997, respectively. The change is primarily due to the Company's use of the proceeds from the sale of non-strategic assets to pay down outstanding indebtedness in 1997. Net borrowing proceeds (reductions) for 1998 and 1997 were $1,177,311,000 and $(774,303,000), respectively.

     Net accounts receivable were $897,901,000 at December 31, 1998, compared to $765,335,000 at December 31, 1997. The number of days of average annual revenues in ending receivables was 81.8 at December 31, 1998, compared to 79.9 at December 31, 1997. See Note 1 of "Notes to Consolidated Financial Statements" for concentration of net accounts receivable from patients, third-party payors, insurance companies and others at December 31, 1998 and 1997.

     The Company has a $1,750,000,000 revolving credit facility with NationsBank, N.A. ("NationsBank") and other participating banks (the "1998 Credit Agreement"). The 1998 Credit Agreement replaced a previous $1,250,000,000 revolving credit agreement, also with NationsBank. In conjunction with the 1998 Credit Agreement, the Company also canceled its $350,000,000 364-day interim revolving credit facility with NationsBank. Interest on the 1998 Credit Agreement is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. The Company is required to pay a fee based on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on June 22, 2003. The Company has provided a negative pledge on all assets under the 1998 Credit Agreement. The effective interest rate on the average outstanding balance under the 1998 Credit Agreement was 6.1% for the twelve months ended December 31, 1998, compared to the average prime rate of 8.4% during the same period. At December 31, 1998, the Company had drawn $1,325,000,000 under the 1998 Credit Agreement. For further discussion, see Note 7 of "Notes to Consolidated Financial Statements".

     The Company also has a Short Term Credit Agreement with NationsBank (as amended, the "Short Term Credit Agreement"), providing for a $500,000,000 short term revolving credit facility. The terms of the Short Term Credit Agreement are substantially consistent with those of the 1998 Credit Agreement. Interest on the Short Term Credit Agreement is paid based on LIBOR plus a predetermined margin or a base rate. The Company is required to pay a fee on the unused portion of the credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on February 15, 2000, with an earlier repayment required in the event that the Company consummates any public offering or private placement of debt securities. At December 31, 1998, the Company had not drawn down any amounts under the Short Term Credit Agreement.

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

     On February 8, 1999, the Company announced a plan to repurchase up to 70,000,000 shares of its common stock over the next 36 months through open market purchases, block trades or privately negotiated transactions.

     The Company intends to pursue the acquisition or development of additional healthcare operations, including outpatient rehabilitation facilities, inpatient rehabilitation facilities, ambulatory surgery centers, outpatient diagnostic centers and companies engaged in the provision of other complementary services, and to expand certain of its existing facilities. While it is not possible to estimate precisely the amounts which will actually be expended in the foregoing areas, the Company anticipates that over the next twelve months, it will spend approximately $100,000,000 to $200,000,000 on maintenance and expansion of its existing facilities and approximately $300,000,000 to $500,000,000 to repurchase outstanding shares of its common stock, depending on market conditions, and on continued development of the Integrated Service Model. See Item 1, "Business -- Company Strategy".

     Although the Company is continually considering and evaluating acquisitions and opportunities for future growth, the Company has not entered into any agreements with respect to material future acquisitions. The Company believes that existing cash, cash flow from operations and borrowings under existing credit facilities will be sufficient to satisfy the Company's estimated cash requirements for the next twelve months, and for the reasonably foreseeable future.

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

     The Company's investment in marketable securities was $3,686,000 at December 31, 1998, compared to $22,026,000 at December 31, 1997. The investment represents less than 1% of total assets at December 31, 1998 and 1997. These securities are generally short-term, highly-liquid instruments and, accordingly, their fair value approximates cost. Earnings on investments in marketable securities are not significant to the Company's results of operations, and therefore any changes in interest rates would have a minimal impact on future pre-tax earnings.

     With respect to the Company's interest-bearing liabilities, approximately $1,325,000,000 in long-term debt at December 31, 1998 is subject to variable rates of interest, while the remaining balance in long-term debt of
$1,505,926,000 is subject to fixed rates of interest. This compares to $1,175,000,000 in long-term debt subject to variable rates of interest and $439,961,000 in long-term debt subject to fixed rates of interest at December 31, 1997 (see Note 7 of "Notes to Consolidated Financial Statements" for further description). The fair value of the Company's total long-term debt, based on discounted cash flow analyses, approximates its carrying value at December 31, 1997 and, except for the 3.25% Convertible Debentures, at December 31, 1998. The fair value of the 3.25% Convertible Debentures at December 31, 1998 was approximately $483,000,000. Based on a hypothetical 1% increase in interest rates, the potential losses in future pre-tax earnings would be approximately $13,250,000. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined considering the impact of the hypothetical interest rates on the Company's borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

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

     The Company's review of its internally maintained mission-critical applications revealed that such applications contained very few date-sensitive calculations. The revisions to these applications have been completed and tested. Implementation will be completed during the first quarter of 1999. The budget for this project is approximately $150,000.

     The Company's general business applications are licensed from and maintained by the same vendor. All such applications are already year 2000 compliant. The coding and testing of all of the Company's other externally maintained mission-critical applications for year 2000 compliance was completed during 1998. Installation of certain applications is still in process and will be completed by June 30, 1999. The total cost of such installation is estimated to be approximately $1,500,000.

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

     The Company has engaged an independent contractor to inventory and test all of its computer hardware for year 2000 compliance at an estimated cost of $800,000 to $1,000,000. The contractor has completed site visits to each of the Company's locations with over five processors. The Company has received the data from the site visits and is currently determining an appropriate remediation plan. The preliminary estimate of the range of cost to complete a remediation plan is approximately $25,000,000 to $30,000,000. The contractor has sent diskettes containing test programs to each of the Company's locations with five or fewer processors. The data from those locations will be available by April 30, 1999. The cost of remediation for those facilities with five or fewer processors cannot be estimated until the data is complete.

     The Company has completed its review of embedded applications which control certain medical and other equipment. As expected, the review revealed that the nature of the Company's business is such that any failure of these type applications is not expected to have a material adverse effect on its business. In particular, the Company has focused on reviewing and testing those applications the failure of which would be likely to cause a significant risk of death or serious injury to patients under treatment in the Company's facilities, and the Company believes that, because of the types of services it primarily provides and the nature of its patient population, there is little likelihood of such an event occurring because of the failure of an embedded application.

     The Company has sent inquiries to its significant suppliers of equipment and medical supplies concerning the year 2000 compliance of their significant computer applications. Responses have been received from over 89% of those suppliers, and no significant problems have been identified. Third requests have been mailed to all non-respondents.

     The Company has also sent inquiries to its significant third-party payors. Responses have been received from payors representing over 85% of the Company's revenues. Such responses indicate that these payors' systems will be year 2000 compliant. Third requests have been mailed to non-respondents. The Company will continue to evaluate year 2000 risks with respect to such payors as additional responses are received. In that connection, it should be noted that substantially all of the Company's revenues are derived from reimbursement by governmental and private third-party payors, and that the Company is dependent upon such payors' evaluation of their year 2000 compliance status to assess such risks. If such payors are incorrect in their evaluation of their own year 2000 compliance status, this could result in delays or errors in reimbursement to the Company by such payors, the effects of which could be material to the Company.

     Each of the Company's facilities is required, by Company policy, to maintain a disaster recovery plan. The management of each facility has been instructed to review and update such facility's specific disaster recovery plan in light of potential local area problems that may occur as a result of year 2000 computer failures. Such potential problems include, but are not limited to, interruption and/or loss of electrical power and water, breakdowns in telecommunications systems and the inability to transport supplies and/or personnel. The Company's primary exposure resides in its inpatient locations, where patients will be in residence during the time that such potential problems may occur. Execution of each facility's disaster recovery plan should mitigate this exposure for a period of ten to fourteen days. If such potential problems continue to occur after that period of time, the Company will have to take actions that are not currently contemplated in the various disaster recovery plans. It is not currently possible to estimate the cost or scope of such actions.

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

FORWARD-LOOKING STATEMENTS

     Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements. In addition, the Company, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting the Company's best judgment based upon current information, involve a number of risks and uncertainties and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that other factors will not affect the accuracy of such forward-looking statements or that HEALTHSOUTH's actual results will not differ materially from the results anticipated in such forward-looking statements. While is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, changes in the regulation of the healthcare industry at either or both of the federal and state levels, changes or delays in reimbursement for the Company's services by governmental or private payors, competitive pressures in the healthcare industry and the Company's response thereto, the Company's ability to obtain and retain favorable arrangements with third-party payors, unanticipated delays in the Company's implementation of its Integrated Service Model, general conditions in the economy and capital markets, and other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Consolidated   financial   statements   of  the  Company   meeting  the
requirements of Regulation S-X are filed on the succeeding pages of this Item 8 of this Annual Report on Form 10-K, as listed below:

                                                                                   Page
                                                                                   ----
          Report of Independent Auditor                                              37

          Consolidated Balance Sheets as of December 31, 1997 and 1998               38

          Consolidated Statements of Income for the Years Ended
          December 31, 1996, 1997 and 1998                                           40
          Consolidated Statements of Stockholders' Equity for the
          Years Ended December 31, 1996, 1997 and 1998                               41

          Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1996, 1997 and 1998                                           43

          Notes to Consolidated Financial Statements                                 46

          Other financial statements and schedules required under Regulation S-X are listed in Item 14(a)2, and filed under Item 14(d), of this Annual Report on Form 10-K.


QUARTERLY RESULTS (UNAUDITED)

         Set forth below is certain summary information with respect to the Company's operations for the last eight fiscal quarters. All amounts have been restated to reflect the 1997 acquisition of Health Images and the 1998 acquisition of NSC, both of which were accounted for as poolings of interests. All per share amounts have been adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend paid on March 17, 1997.

                                                     1997
-------------------------------------------------------------------------------------------------------------------
                                                1ST                 2ND               3RD                 4TH
                                              QUARTER             QUARTER           QUARTER             QUARTER
                                              -------             -------           -------             -------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

  Revenues                                  $  714,534          $  748,032         $ 776,062           $ 884,548
  Net income                                    67,191              84,586            89,053             102,229
  Net income per common share                     0.19                0.24              0.25                0.26
  Net income per common share --
      assuming dilution                           0.18                0.22              0.24                0.25





                                                     1998
-------------------------------------------------------------------------------------------------------------------
                                                1ST                 2ND               3RD                 4TH
                                              QUARTER             QUARTER           QUARTER             QUARTER
                                              -------             -------           -------             -------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

  Revenues                                  $  938,779          $  979,064         $ 1,047,422         $ 1,040,809
  Net income                                   113,132             121,600               5,670            (193,844)
  Net income per common share                     0.27                0.29                0.01               (0.46)
  Net income per common share --
      assuming dilution                           0.26                0.28                0.01               (0.46)

                         Report of Independent Auditors

The Board of Directors
HEALTHSOUTH Corporation

We have audited the accompanying consolidated balance sheets of HEALTHSOUTH Corporation and Subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HEALTHSOUTH Corporation and Subsidiaries at December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.

                                        ERNST & YOUNG LLP



Birmingham, Alabama
March 19, 1999

                    HEALTHSOUTH Corporation and Subsidiaries

                           Consolidated Balance Sheets



                                                                              DECEMBER 31,
                                                              ---------------------------------------------
                                                                       1997                  1998
                                                              ---------------------------------------------
                                                                             (In thousands)
Assets
Current assets:
   Cash and cash equivalents (Note 3)                            $       162,992      $        138,827
   Other marketable securities (Note 3)                                   22,026                 3,686
   Accounts receivable, net of allowances for doubtful
     accounts of $127,572,000 in 1997 and $143,689,000 in
     1998                                                                765,335               897,901
   Inventories                                                            67,867                77,840
   Prepaid expenses and other current assets                             122,468               169,899
   Income tax refund receivable                                                -                58,832
                                                              ---------------------------------------------
Total current assets                                                   1,140,688             1,346,985

Other assets:
   Loans to officers                                                       1,007                 3,263
   Assets held for sale (Notes 9 and 13)                                  60,400                27,430
   Other (Note 4)                                                        161,129               147,158
                                                              ---------------------------------------------
                                                                         222,536               177,851

Property, plant and equipment, net (Note 5)                            1,890,110             2,288,262
Intangible assets, net (Note 6)                                        2,312,990             2,959,910











                                                              ---------------------------------------------
Total assets                                                     $     5,566,324         $   6,773,008
                                                              =============================================



                                                                                 DECEMBER 31,
                                                              ---------------------------------------------
                                                                       1997                  1998
                                                              ---------------------------------------------
                                                                            (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $       125,824       $        76,099
   Salaries and wages payable                                            124,823               111,243
   Accrued interest payable and other liabilities                        101,112               126,110
   Income taxes payable                                                   92,507                     -
   Deferred income taxes (Note 10)                                        34,345                37,612
   Current portion of long-term debt (Note 7)                             49,160                49,994
                                                              ---------------------------------------------
Total current liabilities                                                527,771               401,058

Long-term debt (Note 7)                                                1,565,801             2,780,932
Deferred income taxes (Note 10)                                           75,533                28,856
Deferred revenue and other long-term liabilities                           2,224                11,940
Minority interests-limited partnerships (Note 1)                         104,372               127,218

Commitments and contingencies (Note 11)

Stockholders' equity (Notes 8 and 12):
   Preferred stock, $.10 par value--1,500,000 shares
     authorized; issued and outstanding-
      none                                                                     -                     -
   Common stock, $.01 par value--600,000,000 shares
     authorized; issued--415,537,000 in 1997 and
     423,178,000 in 1998                                                   4,155                 4,232
   Additional paid-in capital                                          2,474,726             2,577,647
   Retained earnings                                                     833,328               878,228
   Treasury stock, at cost (552,000 shares in 1997 and
     2,042,000 shares in 1998)                                            (3,923)              (21,813)
   Receivable from Employee Stock Ownership
     Plan                                                                (12,247)              (10,169)
   Notes receivable from stockholders                                     (5,416)               (5,121)
                                                              ---------------------------------------------
Total stockholders' equity                                             3,290,623             3,423,004
                                                              ---------------------------------------------
Total liabilities and stockholders' equity                       $     5,566,324       $     6,773,008
                                                              =============================================

                            See accompanying notes.

                    HEALTHSOUTH Corporation and Subsidiaries

                        Consolidated Statements of Income

                                                               YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------------------
                                                    1996                1997                 1998
                                            ---------------------------------------------------------------
                                                     (In thousands, except for per share amounts)

Revenues                                       $     2,648,188      $     3,123,176     $     4,006,074

Operating unit expenses                              1,718,108            1,952,189           2,491,914
Corporate general and
  administrative expenses                               82,953               87,512             112,800
Provision for doubtful accounts                         61,311               74,743             112,202
Depreciation and amortization                          212,967              257,136             344,591
Merger and acquisition related expenses
   (Notes 2 and 9)                                      41,515               15,875              25,630
Loss on sale of assets (Note 9)                              -                    -              31,232
Impairment and restructuring charges
   (Note 13)                                            37,390                    -             483,455
Interest expense                                       101,367              112,529             148,163
Interest income                                         (6,749)              (6,004)            (11,286)
                                            ---------------------------------------------------------------
                                                     2,248,862            2,493,980           3,738,701
                                            ---------------------------------------------------------------

Income before income taxes and minority
   interests                                           399,326              629,196             267,373
Provision for income taxes (Note 10)                   148,545              213,668             143,347
                                            ---------------------------------------------------------------
                                                       250,781              415,528             124,026
Minority interests                                      54,003               72,469              77,468
                                            ---------------------------------------------------------------
Net income                                     $       196,778      $       343,059     $        46,558
                                            ===============================================================

Weighted average common shares outstanding             336,603              366,768             421,462
                                            ===============================================================
Net income per common share                    $          0.58      $          0.94     $          0.11
                                            ===============================================================
Weighted average common shares
  outstanding - assuming dilution                      365,715              386,211             432,275
                                            ===============================================================
Net income per common share -
  assuming dilution                            $          0.55      $          0.89     $          0.11
                                            ===============================================================


                            See accompanying notes.

                    HEALTHSOUTH Corporation and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1996, 1997 and 1998

                                                                           Additional
                                                        Common Stock        Paid-In      Retained          Treasury Stock
                                                     Shares      Amount     Capital      Earnings      Shares       Amount
                                                   ---------------------------------------------------------------------------------
                                                                                     (In thousands)

Balance at December 31, 1995                         170,301   $  1,703   $1,053,713     $  315,683     3,070       $ (30,864)
Adjustment for Advantage Health Merger                     -          -            -        (17,638)        -               -
Adjustment for 1996 mergers (Note 2)                   4,047         40       68,785         (1,256)        -               -
Proceeds from exercise of options (Note 8)             4,135         42       35,289              -         -               -
Proceeds from issuance of common shares                2,650         26       54,923              -         -               -
Common shares issued upon conversion of
   convertible debt                                      562          6        6,693              -         -               -
Income tax benefits related to incentive stock
   options (Note 8)                                        -          -       23,767              -         -               -
Reduction in receivable from ESOP                          -          -            -              -         -               -
Payments received on stockholders' notes
   receivable                                              -          -            -              -         -               -
Purchase of limited partnership units                      -          -            -            (83)        -               -
Purchase of treasury stock                                 -          -            -              -        89            (736)
Retirement of treasury stock                          (1,835)       (18)     (31,259)             -    (3,068)         31,277
Net income                                                 -          -            -        196,778         -               -
Translation adjustment                                     -          -            -            692         -               -
Dividends paid                                             -          -            -         (1,222)        -               -
Stock split                                          159,727      1,597       (1,597)             -        91               -
                                                   ---------------------------------------------------------------------------------
Balance at December 31, 1996                         339,587      3,396    1,210,314        492,954       182            (323)

Common shares issued in connection with
   acquisitions (Note 9)                              46,412        464      999,587              -         -               -
Value of options exchanged in connection with
   the Horizon/CMS acquisition (Note 9)                    -          -       23,191              -         -               -
Common shares issued upon conversion of
   convertible debt                                   12,324        123      114,390              -         -               -
Proceeds from exercise of options (Note 8)            10,525        105       60,221              -         -               -
Income tax benefits related to incentive stock
   options (Note 8)                                        -          -       67,090              -         -               -
Reduction in receivable from ESOP                          -          -            -              -         -               -
Payments received on stockholders' notes
   receivable                                              -          -            -              -         -               -
Purchase of limited partnership units                      -          -            -         (2,465)        -               -
Purchase of treasury stock                                 -          -            -              -       370          (3,600)
Net income                                                 -          -            -        343,059         -               -
Translation adjustment                                     -          -            -           (220)        -               -
Stock dividend                                         6,689         67          (67)             -         -               -
                                                   ---------------------------------------------------------------------------------
Balance at December 31, 1997                         415,537      4,155    2,474,726        833,328       552          (3,923)

Proceeds from exercise of options (Note 8)             6,885         69       60,135              -         -               -
Common shares issued in connection with
   acquisitions (Note 9)                                 699          7       19,390              -         -               -
Common shares issued in connection with lease
   buyout                                                 57          1        1,592              -         -               -
Income tax benefits related to incentive stock
   options (Note 8)                                        -          -       21,804              -         -               -
Purchase of treasury shares                                -          -            -              -     1,490         (17,890)
Reduction in receivable from ESOP                          -          -            -              -         -               -
Payments received on stockholders' notes
   receivable                                              -          -            -              -         -               -
Purchase of limited partnership units                      -          -            -         (1,634)        -               -
Net income                                                 -          -            -         46,558         -               -
Translation adjustment                                     -          -            -            (24)        -               -
                                                   ---------------------------------------------------------------------------------
Balance at December 31, 1998                         423,178    $ 4,232   $2,577,647      $ 878,228     2,042        $(21,813)
                                                   =================================================================================

                                                                           Notes
                                                                         Receivable       Total
                                                           Receivable       from      Stockholders'
                                                           from ESOP    Stockholders      Equity
                                                     ---------------------------------------------

Balance at December 31, 1995                              $(15,886)    $  (6,471) $   1,317,878
Adjustment for Advantage Health Merger                           -             -        (17,638)
Adjustment for 1996 mergers (Note 2)                             -             -         67,569
Proceeds from exercise of options (Note 8)                       -             -         35,331
Proceeds from issuance of common shares                          -             -         54,949
Common shares issued upon conversion of
   convertible debt                                              -             -          6,699
Income tax benefits related to incentive stock
   options (Note 8)                                              -             -         23,767
Reduction in receivable from ESOP                            1,738             -          1,738
Payments received on stockholders' notes
   receivable                                                    -         1,048          1,048
Purchase of limited partnership units                            -             -            (83)
Purchase of treasury stock                                       -             -           (736)
Retirement of treasury stock                                     -             -              -
Net income                                                       -             -        196,778
Translation adjustment                                           -             -            692
Dividends paid                                                   -             -         (1,222)
Stock split                                                      -             -              -
                                                   -----------------------------------------------
Balance at December 31, 1996                               (14,148)       (5,423)     1,686,770

Common shares issued in connection with
   acquisitions (Note 9)                                         -             -      1,000,051
Value of options exchanged in connection with
   the Horizon/CMS acquisition (Note 9)                          -             -         23,191
Common shares issued upon conversion of
   convertible debt                                              -             -        114,513
Proceeds from exercise of options (Note 8)                       -             -         60,326
Income tax benefits related to incentive stock
   options (Note 8)                                              -             -         67,090
Reduction in receivable from ESOP                            1,901             -          1,901
Payments received on stockholders' notes
   receivable                                                    -             7              7
Purchase of limited partnership units                            -             -         (2,465)
Purchase of treasury stock                                       -             -         (3,600)
Net income                                                       -             -        343,059
Translation adjustment                                           -             -           (220)
Stock dividend                                                   -             -              -
                                                   -----------------------------------------------
Balance at December 31, 1997                               (12,247)       (5,416)     3,290,623

Proceeds from exercise of options (Note 8)                       -             -         60,204
Common shares issued in connection with
   acquisitions (Note 9)                                         -             -         19,397
Common shares issued in connection with lease
   buyout                                                        -             -          1,593
Income tax benefits related to incentive stock
   options (Note 8)                                              -             -         21,804
Purchase of treasury shares                                      -             -        (17,890)
Reduction in receivable from ESOP                            2,078             -          2,078
Payments received on stockholders' notes
   receivable                                                    -           295            295
Purchase of limited partnership units                            -             -         (1,634)
Net income                                                       -             -         46,558
Translation adjustment                                           -             -            (24)
                                                   -----------------------------------------------
Balance at December 31, 1998                              $(10,169)      $(5,121)   $ 3,423,004
                                                   ===============================================







                            See accompanying notes.

                    HEALTHSOUTH Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows



                                                                   YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------
                                                           1996              1997             1998
                                                     ------------------------------------------------------
                                                                        (In thousands)
OPERATING ACTIVITIES
Net income                                              $     196,778     $     343,059    $      46,558
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                            212,967           257,136          344,591
     Provision for doubtful accounts                           61,311            74,743          112,202
     Impairment and restructuring charges                      37,390                 -          483,455
     Merger and acquisition related expenses                   41,515            15,875           25,630
     Loss on sale of assets                                         -                 -           31,232
     Income applicable to minority interests of
       limited partnerships                                    54,003            72,469           77,468
     Provision for deferred income taxes                       15,818            15,237          (43,410)
     Provision for deferred revenue                            (1,255)             (406)               -
     Changes in operating assets and liabilities,
       net of effects of acquisitions:
         Accounts receivable                                 (145,837)         (200,778)        (250,468)
         Inventories, prepaid expenses and other
           current assets                                     (37,567)           21,803         (132,280)
         Accounts payable and accrued expenses                (34,548)         (152,201)         (58,846)
                                                     ------------------------------------------------------
Net cash provided by operating activities                     400,575           446,937          636,132

INVESTING ACTIVITIES
Purchases of property, plant and equipment                   (208,908)         (349,861)        (714,212)
Proceeds from sale of non-strategic assets                          -         1,136,571           34,100
Additions to intangible assets, net of effects of
   acquisitions                                              (175,380)          (61,887)         (48,415)
Assets obtained through acquisitions, net of
   liabilities assumed                                       (109,334)         (309,548)        (729,440)
Payments on purchase accounting accruals                            -                 -         (292,949)
Changes in other assets                                       (57,328)         (108,245)         (48,883)
Proceeds received on sale of other marketable
   securities                                                   8,774            41,087           18,340
Investments in other marketable securities                          -            (1,339)               -
                                                     ------------------------------------------------------
Net cash (used in) provided by investing activities          (542,176)          346,778       (1,781,459)

                    HEALTHSOUTH Corporation and Subsidiaries

                Consolidated Statements of Cash Flows (continued)

                                                                   YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------
                                                           1996              1997             1998
                                                     ------------------------------------------------------
                                                                        (In thousands)
FINANCING ACTIVITIES
Proceeds from borrowings                                $     205,873     $   1,763,317    $   3,486,474
Principal payments on long-term debt                         (117,700)       (2,537,620)      (2,309,163)
Proceeds from exercise of options                              35,331            60,326           60,204
Proceeds from issuance of common stock                         55,628                70                -
Purchase of treasury stock                                       (736)                -          (17,890)
Reduction in receivable from ESOP                               1,738             1,901            2,078
Payments received from stockholders                             1,048                 7              295
Dividends paid                                                 (1,222)                -                -
Proceeds from investment by minority interests                     83             4,096            4,471
Purchase of limited partnership units                          (3,064)           (2,685)          (1,658)
Payment of cash distributions to limited partners             (42,051)          (79,927)        (103,649)
                                                     ------------------------------------------------------
Net cash provided by (used in) financing
 activities                                                   134,928          (790,515)       1,121,162
                                                     ------------------------------------------------------
(Decrease) increase in cash and cash equivalents               (6,673)            3,200          (24,165)
Cash and cash equivalents at beginning of year                170,102           159,792          162,992
Cash flows related to mergers                                  (3,637)                -                -
                                                     ------------------------------------------------------
Cash and cash equivalents at end of year                $     159,792     $     162,992    $     138,827
                                                     ======================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during the year for:
   Interest                                             $      99,684     $     113,241    $     143,606
   Income taxes                                                72,212           140,715          315,028

Non-cash investing activities:

The Company assumed liabilities of $30,608,000,  $1,163,913,000 and $107,091,000 during the years ended December 31, 1996, 1997 and 1998, respectively, in connection with its acquisitions.

During the year ended December 31, 1996, the Company issued approximately 8,095,000 common shares as consideration for mergers (see Note 2).

During the year ended December 31, 1997, the Company issued 46,480,000 common shares with a market value of $1,000,051,000 as consideration for acquisitions accounted for as purchases.

During the year ended December 31, 1998, the Company issued 699,000 common shares with a market value of $19,397,000 as consideration for acquisitions accounted for as purchases.

                    HEALTHSOUTH Corporation and Subsidiaries

Non-cash financing activities:

During 1997, the Company effected a two-for-one stock split of its common stock which was effected in the form of a 100% stock dividend.

The Company received a tax benefit from the disqualifying disposition of incentive stock options of $23,767,000, $67,090,000 and $21,804,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

During 1997, the holders of the Company's $115,000,000 in aggregate principal amount of 5% Convertible Subordinated Debentures due 2001 surrendered the Debentures for conversion into approximately 12,324,000 shares of the Company's Common Stock.

See accompanying notes.

                    HEALTHSOUTH Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                               December 31, 1998


1. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by HEALTHSOUTH  Corporation and its
subsidiaries   ("the  Company")  are  presented  as  an  integral  part  of  the consolidated financial statements.

NATURE OF OPERATIONS

HEALTHSOUTH is engaged in the business of providing healthcare services through two business segments: inpatient and other clinical services and outpatient services. Inpatient and other clinical services consist of services provided through inpatient rehabilitation facilities, specialty medical centers and certain physician practices and other clinical services. Outpatient services consist of services provided through outpatient rehabilitation facilities (including occupational health centers), outpatient surgery centers and outpatient diagnostic centers.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of HEALTHSOUTH Corporation ("HEALTHSOUTH") and its wholly-owned subsidiaries, as well as its majority ownership or controlling interest in limited partnerships and limited liability companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

OPERATING SEGMENTS

The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires the utilization of a "management approach" to define and report the financial results of operating segments. The management approach defines operating segments along the lines used by management to assess performance and make operating and resource allocation decisions. The Company has aggregated the financial results of its outpatient rehabilitation facilities, outpatient surgery centers and outpatient diagnostic centers into the outpatient services segment. These three types of facilities have common economic characteristics, provide similar services, serve a similar class of customers, cross-utilize administrative services and operate in a similar regulatory environment. In addition, the Company's integrated service model strategy combines these services in a seamless environment for the delivery of patient care on an episodic basis.

                    HEALTHSOUTH Corporation and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The adoption of SFAS 131 did not affect results of operations or financial position, but did require the disclosure of segment information (see Note 14).

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

ACCOUNTS RECEIVABLE AND THIRD-PARTY REIMBURSEMENT ACTIVITIES

Receivables from patients, insurance companies and third-party contractual insured accounts (Medicare and Medicaid) are based on payment agreements which generally result in the Company's collecting an amount different from the established rates. Net third-party settlement receivables included in accounts receivable were $36,759,000 and $9,277,000 at December 31, 1997 and 1998,
respectively. Final determination of the settlement is subject to review by appropriate authorities. The differences between original estimates made by the Company and subsequent revisions (including final settlement) were not material to the operations of the Company. Adequate allowances are provided for doubtful accounts and contractual adjustments. Uncollectible accounts are written off against the allowance for doubtful accounts after adequate collection efforts are made. Net accounts receivable include only those amounts estimated by management to be collectible.

                    HEALTHSOUTH Corporation and Subsidiaries

             Notes to Consolidated Financial Statements (continued)




1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The concentration of net accounts receivable from third-party contractual payors and others, as a percentage of total net accounts receivable, was as follows:

                                                             DECEMBER 31,
                                               ---------------------------------------
                                                       1997             1998
                                               =======================================
Medicare                                                25%             21%
Medicaid                                                 4               4
Other                                                   71              75
                                               ---------------------------------------
                                                       100%            100%
                                               =======================================

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

Interest cost incurred during the construction of a facility is capitalized. The Company incurred interest costs of $105,310,000, $115,020,000 and $148,793,000, of which $3,943,000,  $2,491,000 and $630,000 was capitalized, during 1996, 1997 and 1998, respectively.

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

                    HEALTHSOUTH Corporation and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


INTANGIBLE ASSETS

Cost in excess of net asset value of purchased facilities is amortized over 20 to 40 years using the straight-line method, with the majority of such cost being amortized over 40 years. Organization and partnership formation costs are deferred and amortized on a straight-line basis over a period of 36 months. Organization, partnership formation and start-up costs for a project that is subsequently abandoned are charged to operations in that period. Debt issue costs are amortized over the term of the debt. Noncompete agreements are amortized using the straight-line method over the term of the agreements.

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

Through June 30, 1997, the Company has assigned value to and capitalized organization and partnership formation costs which have been incurred by the Company or obtained by the Company in acquisitions accounted for as purchases. Effective July 1, 1997, the Company no longer assigned value to organization and partnership formation costs obtained in acquisitions accounted for as purchases except to the extent that objective evidence exists that such costs will provide future economic benefits to the Company after the acquisition. Such organization and partnership formation costs at June 30, 1997 which were obtained by the Company in purchase transactions aggregated $8,380,000, net of accumulated amortization. Such costs at June 30, 1997 will be amortized in accordance with the Company's existing policy and will be fully amortized by June 2000.

MINORITY INTERESTS

The equity of minority investors in limited partnerships and limited liability companies of the Company is reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (ranging from 1% to 50% at December 31, 1998), the effect of which is removed from the results of operations of the Company.

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

                    HEALTHSOUTH Corporation and Subsidiaries

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                       YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------------
                                                              1996              1997               1998
                                                        ----------------- ------------------ -----------------
                                                            (In thousands, except per share amounts)
Numerator:
      Net income                                            $196,778           $343,059           $46,558
                                                        ----------------- ------------------ -----------------
      Numerator for basic earnings per
        share--income available to
        common stockholders                                  196,778            343,059            46,558
      Effect of dilutive securities:
         Elimination of interest and amortization on
           5% Convertible Subordinated Debentures due
           2001, less the related effect of the
           provision for income taxes                          3,839                968                 -
                                                        ----------------- ------------------ -----------------
      Numerator for diluted earnings per share-income
        available to common stockholders after
        assumed conversion                                  $200,617           $344,027          $ 46,558
                                                        ================= ================== =================
Denominator:
      Denominator for basic earnings per share -
        weighted-average shares                              336,603            366,768           421,462
                                                        ----------------- ------------------ -----------------
      Effect of dilutive securities:
         Net effect of dilutive stock options                 16,362             16,374            10,813
         Assumed conversion of 5% Convertible
           Subordinated Debentures due 2001                   12,226              3,057                 -
         Assumed conversion of other dilutive
           convertible debt                                      524                 12                 -
                                                        ----------------- ------------------ -----------------
      Dilutive potential common shares                        29,112             19,443            10,813
                                                        ----------------- ------------------ -----------------
      Denominator of diluted earnings per share -
        adjusted weighted-average shares and
        assumed conversions                                  365,715            386,211           432,275
                                                        ================= ================== =================
Basic earnings per share                                     $  0.58            $  0.94           $  0.11
                                                        ================= ================== =================
Diluted earnings per share                                   $  0.55            $  0.89           $  0.11
                                                        ================= ================== =================

                    HEALTHSOUTH Corporation and Subsidiaries

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF ASSETS

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

With respect to the carrying value of the excess of cost over net asset value of purchased facilities and other intangible assets, the Company determines on a quarterly basis whether an impairment event has occurred by considering factors such as the market value of the asset; a significant adverse change in legal factors or in the business climate; adverse action by a regulator; a history of operating or cash flow losses; or a projection of continuing losses associated with an operating entity. The carrying value of excess cost over net asset value of purchased facilities and other intangible assets will be evaluated if the facts and circumstances suggest that it has been impaired. If this evaluation indicates that the value of the asset will not be recoverable, as determined based on the undiscounted cash flows of the entity over the remaining amortization period, an impairment loss is calculated based on the excess of the carrying amount of the asset over the asset's fair value.

SELF-INSURANCE

The Company is self-insured for professional liability and comprehensive general liability. Liabilities for asserted and unasserted claims are accrued based upon specific claims and incidents and the claims history of the Company. The reserves for estimated liabilities for asserted and unasserted claims, which are not material in relation to the Company's consolidated financial position at December 31, 1997 and 1998, are included with accrued interest payable and other liabilities in the accompanying consolidated balance sheets.

RECLASSIFICATIONS

Certain amounts in 1996 and 1997 financial statements have been reclassified to conform with the 1998 presentation. Such reclassifications had no effect on previously reported consolidated financial position and consolidated net income.

                    HEALTHSOUTH Corporation and Subsidiaries

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

2.  MERGERS

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

Effective July 22, 1998, a wholly-owned subsidiary of the Company merged with National Surgery Centers, Inc. ("NSC"), and in connection therewith the Company issued 20,426,261 shares of its common stock in exchange for all of NSC's outstanding common stock. Prior to the merger, NSC operated 40 outpatient surgery centers in 14 states. Costs and expenses of approximately $25,630,000, primarily legal, accounting and financial advisory fees, incurred by the Company in connection with the NSC merger have been recorded in operations during 1998 and reported as merger expenses in the accompanying consolidated statements of income.

The mergers of the Company with SCA, Advantage Health, Health Images and NSC were accounted for as poolings of interests and, accordingly, the Company's consolidated financial statements have been restated to include the results of the acquired companies for all periods presented. There were no material transactions between the Company, SCA, Advantage Health, Health Images and NSC prior to the mergers. The effects of conforming the accounting policies of the combined companies are not material.

Combined and separate results of the Company and NSC are as follows (in thousands):

                                          HEALTHSOUTH                NSC              Combined
                                      ---------------------- ----------------- --------------------

Year ended December 31, 1996
    Revenues                            $  2,568,155           $     80,033       $   2,648,188
    Net income                               189,864                  6,914             196,778
Year ended December 31, 1997
    Revenues                            $  3,017,269           $    105,907       $   3,123,176
    Net income                               330,608                 12,451             343,059
Year ended December 31, 1998
    Revenues                            $  3,938,376           $     67,698       $   4,006,074
    Net income                                38,421                  8,137              46,558



Separate 1998 results for NSC include only the period January 1 through June 30, 1998.

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

The PSCM and ReadiCare mergers were accounted for as poolings of interests. However, due to the immateriality of these mergers, the Company's historical financial statements for all periods prior to the quarters in which the respective mergers were completed have not been restated. Instead, stockholders' equity has been increased by $43,230,000 to reflect the effects of the PSCM merger and $15,431,000 to reflect the effects of the ReadiCare merger. The results of operations of PSCM and ReadiCare are included in the accompanying consolidated financial statements from the date of acquisition forward. In addition, the FSSCI merger was a stock-for-stock acquisition. Stockholders' equity has been increased by $8,908,000 to reflect the effects of the merger.

3. CASH, CASH EQUIVALENTS AND OTHER MARKETABLE SECURITIES

Cash, cash equivalents and other marketable securities consisted of the following:


                                                       DECEMBER 31,
                                          --------------------------------------
                                               1997                   1998
                                          ------------------- ------------------
                                                    (In thousands)
Cash                                        $  150,318             $ 131,709
Cash equivalents                                12,674                 7,118
                                          ------------------- ----------------
   Total cash and cash equivalents             162,992               138,827
Certificates of deposit                          1,256                 1,256
Municipal put bonds                              1,570                 1,430
Municipal put bond mutual funds                    500                     -
Other debt securities                           17,700                     -
Collateralized mortgage obligations              1,000                 1,000
                                          ------------------- ----------------
Total other marketable securities               22,026                 3,686
                                          ------------------- ----------------
Total cash, cash equivalents and other
   marketable securities (approximates
   market value)                           $   185,018             $ 142,513
                                          =================== ================


                     HEALTHSOUTH Corporation and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


3. CASH, CASH EQUIVALENTS AND OTHER MARKETABLE SECURITIES (CONTINUED)

For purposes of the consolidated balance sheets and statements of cash flows, marketable securities purchased with an original maturity of ninety days or less are considered cash equivalents.

4. OTHER ASSETS

Other assets consisted of the following:




                                                           DECEMBER 31,
                                             -------------------------------------------
                                                    1997                  1998
                                              --------------------- ---------------------
                                                         (In thousands)

Notes receivable                               $  70,655             $   59,992
Prepaid long-term lease                            9,190                  7,829
Investments accounted for on equity method         9,794                 16,548
Investments accounted for at cost                 28,427                 52,004
Real estate investments                           21,911                  2,820
Trusteed funds                                       921                  4,218
Other                                             20,231                  3,747
                                            --------------------- --------------------
                                               $ 161,129             $  147,158
                                            ===================== =====================

The Company has various investments, with ownership percentages ranging from 24% to 49%, which are accounted for using the equity method of accounting. The Company's equity in earnings of these investments was not material to the Company's consolidated results of operations for the years ended 1996, 1997 and 1998. At December 31, 1998, the investment balance on the Company's books was not materially different than the underlying equity in net assets of the unconsolidated entities.

Investments accounted for at cost are comprised of investments in companies involved in operations similar to those of the Company. For those investments with a quoted market price, the Company's investment balance is not materially different than the quoted market price. For all other investments in this category, it was not practicable to estimate the fair value because of the lack of a quoted market price and the inability to estimate the fair value without incurring excessive costs. The carrying amount at December 31, 1998 represents the original cost of the investments, which management believes is not impaired.

                    HEALTHSOUTH Corporation and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:



                                                                          DECEMBER 31,
                                                         ---------------------------------------
                                                               1997                   1998
                                                         --------------------- -----------------
                                                                       (In thousands)

Land                                                      $   115,117             $   123,076
Buildings                                                   1,039,523               1,153,845
Leasehold improvements                                        196,934                 348,205
Furniture, fixtures and equipment                           1,077,538               1,266,185
Construction-in-progress                                       32,876                  29,212
                                                         --------------------- -----------------
                                                            2,461,988               2,920,523
Less accumulated depreciation and amortization                571,878                 632,261
                                                         --------------------- -----------------
                                                          $ 1,890,110             $ 2,288,262
                                                         ===================== =================




6.  INTANGIBLE ASSETS

Intangible assets consisted of the following:

                                                                 DECEMBER 31,
                                                -------------------------------------------
                                                        1997                  1998
                                                ---------------------  --------------------
                                                                 (In thousands)

Organizational, partnership formation and
   start-up costs (see Note 1)                     $   255,810           $   200,160
Debt issue costs                                        33,114                56,068
Noncompete agreements                                  121,581               130,776
Cost in excess of net asset value of
   purchased facilities                              2,176,127             2,919,187
                                               --------------------- ---------------------
                                                     2,586,632             3,306,191
Less accumulated amortization                          273,642               346,281
                                               --------------------- ---------------------
                                                   $ 2,312,990           $ 2,959,910
                                               ===================== =====================

                    HEALTHSOUTH Corporation and Subsidiaries

7.  LONG-TERM DEBT

Long-term debt consisted of the following:



                                                                               DECEMBER 31,
                                                                -------------------------------------------
                                                                        1997                  1998
                                                                --------------------- ---------------------
                                                                              (In thousands)

Notes and bonds payable:
Advances under a $1,750,000,000 credit agreement with banks     $         -                 $ 1,325,000
Advances under a $1,250,000,000 credit agreement with banks       1,175,000                           -
9.5% Senior Subordinated Notes due 2001                             250,000                     250,000
3.25% Convertible Subordinated Debentures due 2003                        -                     567,750
6.875% Senior Notes due 2005                                              -                     250,000
7.0% Senior Notes due 2008                                                -                     250,000
Notes payable to banks and various other notes payable, at
 interest rates from 5.5% to 14.9%                                  128,036                     113,755
Hospital revenue bonds payable                                       14,836                      13,712
Noncompete agreements payable with payments due at intervals
 ranging through December 2004                                       47,089                      60,709
                                                                --------------------- ---------------------
                                                                  1,614,961                   2,830,926
Less amounts due within one year                                     49,160                      49,994
                                                                --------------------- ---------------------
                                                                $ 1,565,801                 $ 2,780,932
                                                                ===================== =====================



The fair value of the total long-term debt approximates book value at December 31, 1997 and, except for the 3.25% Convertible Subordinated Debentures due 2003, at December 31, 1998. The fair value of the 3.25% Convertible Subordinated
Debentures due 2003 was approximately $483,000,000 at December 31, 1998. The fair values of the Company's long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The Company has a $1,750,000,000 revolving credit facility with NationsBank, N.A. ("NationsBank") and other participating banks (the "1998 Credit Agreement"). The 1998 Credit Agreement replaced a previous $1,250,000,000 revolving credit agreement, also with NationsBank. In conjunction with the 1998 Credit Agreement, the Company also canceled its $350,000,000 364-day interim revolving credit facility with NationsBank. Interest on the 1998

                    HEALTHSOUTH Corporation and Subsidiaries

7.  LONG-TERM DEBT (CONTINUED)


Credit Agreement is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. The Company is required to pay a fee on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on June 22, 2003. The Company has provided a negative pledge on all assets under the 1998 Credit Agreement. At December 31, 1998, the effective interest rate associated with the 1998 Credit Agreement was approximately 5.9%.

The Company also has a Short Term Credit Agreement with NationsBank (as amended, the "Short Term Credit Agreement"), providing for a $500,000,000 short term revolving credit facility. The terms of the Short Term Credit Agreement are substantially consistent with those of the 1998 Credit Agreement. Interest on the Short Term Credit Agreement is paid based on LIBOR plus a predetermined margin or a base rate. The Company is required to pay a fee on the unused portion of the credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on February 15, 2000, with an earlier repayment required in the event that the Company consummates any public offering or private placement of debt securities. At December 31, 1998, the Company had not drawn down any amounts under the Short Term Credit Agreement.

On March 24, 1994, the Company issued $250,000,000 principal amount of 9.5% Senior Subordinated Notes due 2001 (the "Notes"). Interest is payable on April 1 and October 1. The Notes are senior subordinated obligations of the Company and as such are subordinated to all existing and future senior indebtedness of the Company, and also are effectively subordinated to all existing and future liabilities of the Company's subsidiaries and partnerships. The Notes mature on April 1, 2001.

On March 20, 1998, the Company issued $500,000,000 in 3.25% Convertible Subordinated Debentures due 2003 (the "3.25% Convertible Debentures") in a private placement. An additional $67,750,000 principal amount of the 3.25% Convertible Debentures was issued on March 31, 1998 to cover underwriters' overallotments. Interest is payable on April 1 and October 1. The 3.25% Convertible Debentures are convertible into Common Stock of the Company at the option of the holder at a conversion price of $36.625 per share, subject to adjustment upon the occurrence of certain events. The net proceeds from the issuance of the 3.25% Convertible Debentures were used by the Company to pay down indebtedness outstanding under its then-existing credit facilities.

                    HEALTHSOUTH Corporation and Subsidiaries

7. LONG-TERM DEBT (CONTINUED)

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

Principal maturities of long-term debt are as follows:

YEAR ENDING DECEMBER 31,                   (IN THOUSANDS)
------------------------                   --------------

1999                                       $     49,994
2000                                             36,564
2001                                            277,805
2002                                             17,221
2003                                          1,904,692
After 2003                                      544,650
                                          --------------
                                           $  2,830,926
                                         ===============

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

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 is effective for fiscal years beginning after December 15, 1995 and allows for the option of continuing to account for stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related

                    HEALTHSOUTH Corporation and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



8.  STOCK OPTIONS (CONTINUED)

interpretations, or selecting the fair value method of expense recognition as described in SFAS 123. The Company has elected to follow APB 25 in accounting for its employee stock options. The Company follows SFAS 123 in accounting for its non-employee stock options. The total compensation expense associated with non-employee stock options granted in 1996, 1997 and 1998 was not material.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997 and 1998, respectively: risk-free interest rates of 6.01%, 6.12% and 6.10%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .37, .37 and .76; and a weighted-average expected life of the options of 4.3 years, 6.2 years and 5.5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:



                                                    YEAR ENDED DECEMBER 31,
                                   ------------------------------------------------------------
                                          1996                  1997                  1998
                                   --------------------- --------------------- ----------------
                                               (In thousands, except per share amounts)

Pro forma net income                   $ 168,390            $  301,467             $  31,009
Pro forma earnings per share:
     Basic                             $    0.50            $     0.82             $    0.07
     Diluted                                0.46                  0.78                  0.07



                    HEALTHSOUTH Corporation and Subsidiaries

8. STOCK OPTIONS (CONTINUED)

The effect of compensation expense from stock options on 1996 pro forma net income reflects the second year of vesting of 1995 awards and the first year of vesting of 1996 awards. The 1997 pro forma net income reflects the third year of vesting of the 1995 awards, the second year of vesting the 1996 awards and the first year of vesting of the 1997 awards. Not until 1998 is full effect of recognizing compensation expense for stock options representative of the possible effects on pro forma net income for future years.

A summary of the Company's stock option activity and related information for the years ended December 31 follows:



                                               1996                     1997                     1998
                                      ---------------------    ---------------------    ---------------------
                                                 Weighted                 Weighted                 Weighted
                                                 Average                  Average                  Average
                                      Options    Exercise      Options    Exercise      Options    Exercise
                                       (000)      Price         (000)      Price         (000)      Price
                                       -----      -----         -----      -----         -----      -----

Options outstanding January 1         36,102     $ 5           34,736       $ 7          34,771     $12
     Granted                           5,730      17           11,286        22           6,020      12
     Exercised                        (6,751)      5          (10,075)        7          (5,035)     12
     Canceled                           (345)      6           (1,176)       19          (1,319)     21
                                      -------   -------        --------    -----      ----------   ------
Options outstanding  at December 31   34,736     $ 7           34,771       $12          34,437     $12
Options exercisable at December 31    27,978     $ 6           28,703       $11          29,156     $11

Weighted average fair value of
    options  granted  during the
    year                             $  7.13                $   10.59                   $  7.50




The following table summarizes information about stock options outstanding at December 31, 1998:


                                                  Options Outstanding                   Options Exercisable
                                        ----------------------------------------    ----------------------------
                                                        Weighted     Weighted                        Weighted
                                                        Average       Average                         Average
                                         December 31,   Remaining    Exercise        December 31,    Exercise
                                             1998          Life        Price             1998          Price
                                             ----          ----        -----             ----          -----
                                        (In thousands)   (Years)                    (In thousands)

Under $10.00                            21,808             5.76      $  6.59           18,775        $  6.08
$10.00 - $23.63                          7,760             6.66        17.99            7,113          18.02
$23.63 and above                         4,869             8.65        24.12            3,268          24.06




                    HEALTHSOUTH Corporation and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


9. ACQUISITIONS

The Company evaluates each of its acquisitions independently to determine the appropriate amortization period for the cost in excess of net asset value of purchased facilities. Each evaluation includes an analysis of historic and projected financial performance, evaluation of the estimated useful lives of buildings and fixed assets acquired, the indefinite lives of certificates of need and licenses acquired, the competition within local markets, lease terms where applicable, and the legal term of partnerships where applicable.

1996 ACQUISITIONS

At various dates during 1996, the Company acquired 80 outpatient rehabilitation facilities, 19 outpatient surgery centers, one inpatient rehabilitation hospital and one diagnostic imaging center. The acquired operations are located throughout the United States. The total purchase price of the acquired operations was approximately $122,264,000. The form of consideration constituting the total purchase prices was approximately $110,262,000 in cash and $12,002,000 in notes payable.

In connection with these transactions, the Company entered into noncompete agreements with former owners totaling $11,900,000. In general, these noncompete agreements are payable in monthly or quarterly installments over periods ranging from five to ten years.

The fair value of the total net assets relating to the 1996 acquisitions described above was approximately $42,459,000. The total cost of the 1996 acquisitions exceeded the fair value of the net assets acquired by approximately $79,805,000. Based on the evaluation of each acquisition utilizing the criteria described above, the Company determined that the cost in excess of net asset value of purchased facilities relating to the 1996 acquisitions should be amortized over periods ranging from 25 to 40 years on a straight-line basis. No other identifiable intangible assets were recorded in the acquisitions described above.

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

The Company also planned to sell the physician and allied health professional placement service business it acquired in the Horizon/CMS acquisition (the "Physician Placement Services Subsidiary"). This sale was completed during the fourth quarter of 1998. Accordingly, a portion of the Horizon/CMS purchase price was allocated to the Physician Placement Services Subsidiary and this amount was classified as assets held for sale in the accompanying December 31, 1997 consolidated balance sheet. The allocated amount of $60,400,000 represented the net assets of the Physician Placement Services Subsidiary, plus anticipated cash flows from (a) operations of the Physician Placement Services Subsidiary during the holding period and (b) proceeds from the sale of the Physician Placement Services Subsidiary. The actual net proceeds realized by the

                    HEALTHSOUTH Corporation and Subsidiaries

9. ACQUISITIONS (CONTINUED)

Company upon the sale of the Physician Placement Services Subsidiary was approximately $34,100,000. The difference between the original amount allocated and the net proceeds realized by the Company has been accounted for in 1998 as an adjustment to the Horizon/CMS purchase price allocation. The results of operations of the Physician Placement Services Subsidiary from the Horizon/CMS acquisition date to December 31, 1998, including a net loss of $10,065,000, have been excluded from the Company's results of operations in the accompanying financial statement in accordance with EITF 87-11.

In connection with the sale of the Physician Placement Services Subsidiary, the Company also sold its physical therapy staffing business, which had been acquired by the Company as part of a larger strategic acquisition in 1994. The loss on the sale of the physical therapy staffing business was $31,232,000 and was recorded by the Company in the fourth quarter of 1998.

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

At various dates and in separate transactions throughout 1997, the Company acquired 135 outpatient rehabilitation facilities, ten outpatient surgery centers and eight diagnostic imaging facilities located throughout the United States. The Company also acquired an inpatient rehabilitation hospital located in Australia. The total purchase price of the acquired operations was approximately $179,749,000. The form of consideration constituting the total purchase prices was $173,519,000 in cash, $2,674,000 in notes payable and the issuance of approximately 235,000 shares of the Company's common stock, valued at $3,521,000.

In connection with these transactions, the Company entered into noncompete agreements with former owners totaling $29,275,000. In general, these noncompete agreements are payable in monthly or quarterly installments over periods ranging from five to ten years.

                    HEALTHSOUTH Corporation and Subsidiaries

9. ACQUISITIONS (CONTINUED)

As of December 31, 1997, the Company had estimated the fair value of the total net assets relating to the 1997 acquisitions described above to be approximately $237,369,000. During 1998, the Company made certain adjustments to reduce the fair value of the Horizon/CMS net assets acquired by approximately $136,065,000. These adjustments relate primarily to the valuation of accounts and notes receivable acquired, the valuation of fixed assets acquired, final working capital settlements with IHS and the payment of pre-acquisition liabilities in excess of amounts accrued in the original purchase price allocation. After considering the effects of the adjustments recorded in 1998, the total cost of the 1997 acquisitions exceeded the fair value of the net assets acquired by approximately $1,228,993,000. Based on the evaluation of each acquisition utilizing the criteria described above, the Company determined that the cost in excess of net asset value of purchased facilities relating to the 1997 acquisitions should be amortized over a period of 25 to 40 years on a straight-line basis.

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

1998 ACQUISITIONS

Effective July 1, 1998, the Company acquired Columbia/HCA Healthcare Corporation's interests in 33 ambulatory surgery centers (subject to certain outstanding consents and approvals with respect to three of the centers, as to which the parties entered into management agreements) in a transaction accounted for as a purchase. Effective July 31, 1998, the Company entered into certain other arrangements to acquire substantially all of the economic benefit of Columbia/HCA's interests in one additional ambulatory surgery center. The purchase price was approximately $550,402,000 in cash.

At various dates and in separate transactions throughout 1998, the Company acquired 112 outpatient rehabilitation facilities, four outpatient surgery centers, one inpatient rehabilitation hospital and 27 diagnostic imaging centers. The acquired operations are located throughout the United States. The total purchase price of the acquired operations was approximately $216,305,000. The form of consideration constituting the total purchase prices was approximately $179,038,000 in cash and $17,870,000 in notes payable and the issuance of approximately 699,000 shares of the Company's common stock, valued at $19,397,000.

                    HEALTHSOUTH Corporation and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

9. ACQUISITIONS (CONTINUED)

In connection with these transactions, the Company entered into noncompete agreements with former owners totaling $25,926,000. In general, these noncompete agreements are payable in monthly or quarterly installments over periods ranging from five to ten years.

The fair value of the total net assets relating to the 1998 acquisitions described above was approximately $15,570,000. The total cost of the 1998 acquisitions exceeded the fair value of the net assets acquired by approximately $751,137,000. Based on the evaluation of each acquisition utilizing the criteria described above, the Company determined that the cost in excess of net asset value of purchased facilities relating to the 1998 acquisitions should be amortized over periods ranging from 25 to 40 years on a straight-line basis. No other identifiable intangible assets were recorded in the acquisitions described above. At December 31, 1998, the purchase price allocation associated with the 1998 acquisitions is preliminary in nature. During 1999 the Company will make adjustments, if necessary, to the purchase price allocation based on revisions to the fair value of the assets acquired.

All of the 1998 acquisitions described above were accounted for as purchases and, accordingly, the results of operations of the acquired businesses (not material individually or in the aggregate) are included in the accompanying consolidated financial statements from their respective dates of acquisition.

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

                    HEALTHSOUTH Corporation and Subsidiaries

10. INCOME TAXES (CONTINUED)

The Company utilizes the liability method of accounting for income taxes, as required by Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes". Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 are as follows:



                                                  CURRENT            NONCURRENT            TOTAL
                                            ------------------- ------------------- -------------------
                                                               (In thousands)
Deferred tax assets:
  Accruals                                   $   19,564              $       -             $  19,564
  Net operating loss                                  -                 11,334                11,334
  Other                                               -                  4,618                 4,618
                                            ------------------- ------------------- -------------------
Total deferred tax assets                        19,564                 15,952                35,516
Deferred tax liabilities:
  Depreciation and amortization                       -                 91,485                91,485
  Capitalized costs                               9,038                      -                 9,038
  Allowance for bad debts                        40,520                      -                40,520
  Other                                           4,351                      -                 4,351
                                            ------------------- ------------------- -------------------
Total deferred tax liabilities                   53,909                 91,485               145,394
                                            ------------------- ------------------- -------------------
Net deferred tax liabilities                 $  (34,345)             $ (75,533)           $ (109,878)
                                            =================== =================== ===================

                    HEALTHSOUTH Corporation and Subsidiaries

10.  INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 are as follows:



                                               CURRENT            NONCURRENT            TOTAL
                                          ------------------- ------------------- -------------------
                                                                (In thousands)

Deferred tax assets:
 Net operating loss                        $        -            $      3,504              $   3,504
 Accruals                                      19,482                       -                 19,482
 Impairment & restructuring charges                 -                 136,470                136,470
                                          ------------------- ------------------- -------------------
Total deferred tax assets                      19,482                 139,974                159,456
Deferred tax liabilities:
 Depreciation and amortization                      -                 (90,753)               (90,753)
 Bad debts                                    (53,642)                      -                (53,642)
 Capitalized costs                                  -                 (78,077)               (78,077)
 Other                                         (3,452)                      -                 (3,452)
                                          ------------------- ------------------- -------------------
Total deferred tax liabilities                (57,094)               (168,830)              (225,924)
                                          ------------------- ------------------- -------------------
Net deferred tax liabilities               $  (37,612)           $    (28,856)             $ (66,468)
                                          =================== =================== ===================

At December 31, 1998, the Company has net operating loss carryforwards of approximately $9,829,000 for income tax purposes expiring through the year 2017. Those carryforwards resulted from the Company's acquisitions of Diagnostic Health Corporation, Renaissance Rehabilitation Center, Inc., Rebound, Inc., Health Images and Horizon/CMS.

The provision for income taxes was as follows:



                                                YEAR ENDED DECEMBER 31,
                           -----------------------------------------------------------------
                               1996                     1997                  1998
                           --------------------- --------------------- ---------------------
                                                    (In thousands)
Currently payable:
     Federal                $  118,448           $   171,029              $  162,433
     State                      14,279                27,402                  24,324
                           --------------------- --------------------- ---------------------
                               132,727               198,431                 186,757
Deferred expense :
     Federal                    14,742                13,186                 (37,756)
     State                       1,076                 2,051                  (5,654)
                           --------------------- --------------------- ---------------------
                                15,818                15,237                 (43,410)
                           --------------------- --------------------- ---------------------
                            $  148,545            $  213,668              $  143,347
                           ===================== ===================== =====================



                     HEALTHSOUTH Corporation and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


10. INCOME TAXES (CONTINUED)

The difference between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes was as follows:



                                                               YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------
                                                  1996                 1997                  1998
                                              -----------------  -----------------  ------------------
                                                                 (In thousands)

Federal taxes at statutory rates             $ 139,764          $  220,219             $  93,581
Add (deduct):
  State income taxes, net of federal tax
      benefit                                    9,981              19,144                12,136
  Minority interests                           (18,901)            (25,364)              (27,114)
  Nondeductible goodwill                             -                   -                 7,630
  Disposal/impairment charges                    6,563               1,576                57,873
  Other                                         11,138              (1,907)                 (759)
                                            -----------------   ------------------ ------------------
                                             $ 148,545          $  213,668             $ 143,347
                                            =================   ================== ==================




11. COMMITMENTS AND CONTINGENCIES

The Company is a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

Beginning December 1, 1993, the Company became self-insured for professional liability and comprehensive general liability. The Company purchased coverage for all claims incurred prior to December 1, 1993. In addition, the Company purchased underlying insurance which would cover all claims once established limits have been exceeded. It is the opinion of management that at December 31, 1998 the Company has adequate reserves to cover losses on asserted and unasserted claims.

Prior to  consummation  of the SCA and  Advantage  Health  mergers (see Note 2),
these  companies   carried   professional   malpractice  and  general  liability
insurance. The policies were carried on a

                     HEALTHSOUTH Corporation and Subsidiaries

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

claims made basis. The companies had policies in place to track and monitor incidents of significance. Management is unaware of any claims that may result in a loss in excess of amounts covered by existing insurance.

In connection with the Horizon/CMS acquisition, the Company assumed Horizon/CMS's open professional and general liability claims. The Company has entered into an agreement with an insurance carrier to assume responsibility for the majority of open claims. Under this agreement, a "risk transfer" was conducted which converted Horizon/CMS's self-insured claims to insured liabilities consistent with the terms of the underlying insurance policy.

Horizon/CMS is currently a party, or is subject, to certain litigation matters and disputes. The Company itself is, in general, not a party to such litigation. These matters include actions on investigations initiated by the Securities and Exchange Commission, New York Stock Exchange, various federal and state regulatory agencies, stockholders of Horizon/CMS and other parties. Both Horizon/CMS and the Company are working to resolve these matters and cooperating fully with the various regulatory agencies involved. As of December 31, 1998, it was not possible for the Company to predict the ultimate outcome or effect of these matters. In management's opinion, the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position.

The Company has been served with certain lawsuits filed beginning September 30, 1998, which purport to be class actions under the federal and Alabama securities laws. Such lawsuits were filed following a decline in the Company's stock price at the end of the third quarter of 1998. Seven such suits have been filed in the United States District Court for the Northern District of Alabama, comprising substantially identical complaints filed against the Company and certain of its officers and directors alleging that, during the period August 12, 1997 through September 30, 1998, the defendants misrepresented or failed to disclose certain material facts concerning the Company's business and financial condition in order to artificially inflate the price of the Company's Common Stock and issued or sold shares of such stock during the purported class period, all allegedly in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Certain of the named plaintiffs in some of the complaints also purport to represent separate subclasses consisting of former stockholders of corporations acquired by the Company in 1997 and 1998 who received shares of the Company's Common Stock in connection with such acquisitions and who assert additional claims under Section 11 of the Securities Act of 1933. In January 1999, these complaints were ordered to be consolidated, with a consolidated amended complaint due to be filed by April 5, 1999.

                    HEALTHSOUTH Corporation and Subsidiaries

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Additionally, another suit has been filed in the Circuit Court of Jefferson County, Alabama, purportedly as a derivative action on behalf of the Company. This suit largely replicates the allegations of the federal actions described in the preceding paragraph and alleges that the current directors of the Company, certain former directors and certain officers of the Company breached their fiduciary duties to the Company and engaged in other allegedly tortious conduct. The plaintiff in that case has forborne pursuing its claim thus far pending further progress in the federal actions, and the Company has not yet been required to file a responsive pleading in the case. Another non-derivative state court action was voluntarily dismissed by the plaintiff, without prejudice.

The Company believes that all claims asserted in the above suits are without merit, and expects to vigorously defend against such claims. Because such suits have only recently been filed, the Company cannot predict the outcome of any such suits or the magnitude of any potential loss if the Company's defense is unsuccessful.

At December 31, 1998, committed capital expenditures for the next twelve months are $27,458,000.

Operating leases generally consist of short-term lease agreements for buildings where facilities are located. These leases generally have 5-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Total rental expense for all operating leases was $138,098,000, $167,749,000 and $238,937,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

                    HEALTHSOUTH Corporation and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The following is a schedule of future minimum lease payments under all operating leases having initial or remaining non-cancelable lease terms in excess of one year:

YEAR ENDING DECEMBER 31,                      (IN THOUSANDS)
----------------------------                ---------------------

1999                                           $  199,903
2000                                              171,245
2001                                              142,874
2002                                              110,545
2003                                               85,697
After 2003                                        285,008
                                            --------------------
Total minimum payments required                $  995,272
                                            ====================

12.  EMPLOYEE BENEFIT PLANS

The Company has a 401(k) savings plan which matches 15% of the first 4% of earnings that an employee contributes. All contributions are in the form of cash. All employees who have completed one year of service with a minimum of 1,000 hours worked are eligible to participate in the plan. Company contributions are gradually vested over a seven-year service period. Contributions to the plan by the Company were approximately $2,420,000, $2,628,000 and $4,121,000 in 1996, 1997 and 1998, respectively.

In 1991, the Company established an Employee Stock Ownership Plan ("ESOP") for the purpose of providing substantially all employees of the Company the opportunity to save for their retirement and acquire a proprietary interest in the Company. The ESOP currently owns approximately 3,320,000 shares of the Company's common stock, which were purchased with funds borrowed from the Company, $10,000,000 in 1991 (the "1991 ESOP Loan") and $10,000,000 in 1992 (the
"1992 ESOP Loan"). At December 31, 1997, the combined ESOP Loans had a balance of $12,247,000. The 1991 ESOP Loan, which bears an interest rate of 10%, is payable in annual installments covering interest and principal over a ten-year period beginning in 1992. The 1992 ESOP Loan, which bears an interest rate of 8.5%, is payable in annual installments covering interest and principal over a ten-year period beginning in 1993. Company contributions to the ESOP began in 1992 and shall at least equal the amount required to make all ESOP loan amortization payments for each plan year. The Company recognizes compensation expense based on the shares allocated method. Compensation expense related to the ESOP recognized by the Company was $3,198,000, $3,249,000 and $3,195,000 in 1996,

                     HEALTHSOUTH Corporation and Subsidiaries

12. EMPLOYEE BENEFIT PLANS (CONTINUED)

1997  and  1998,   respectively.   Interest  incurred  on  the  ESOP  Loans  was
approximately  $1,298,000,  $1,121,000  and  $927,000  in 1996,  1997 and  1998,
respectively. Approximately 1,875,000 shares owned by the ESOP have been allocated to participants at December 31, 1998.

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

13.  IMPAIRMENT AND RESTRUCTURING CHARGES

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

During the fourth quarter of 1996 the Company performed an evaluation of the viability of continued development and manufacture, and the continued use of mid-field HI Standard and HI STAR MRI systems. The Company's evaluation revealed that due to improvements in technology, high-field MRI systems could be purchased at significantly lower costs than the production costs of the Company's mid-field MRI systems. Additionally, it was noted that future maintenance costs of the high-field MRI systems were significantly less than the cost currently being incurred for maintenance of the internally developed mid-field MRI systems. Based on these facts and circumstances, the Company determined that there was a significant decrease in the market value of the related assets. Accordingly, the Company decided to cease development and manufacture of the HI STAR MRI system and developed a plan to replace all of its HI Standard MRI systems during the following eighteen months. Since the MRI system was not fully developed, the Company has not been able to find a buyer for any of the assets, nor are there any alternative uses. Therefore, the Company has assigned no fair value at December 31, 1996 to the assets related to the development and manufacture of the HI STAR MRI system.

                     HEALTHSOUTH Corporation and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

13.  IMPAIRMENT AND RESTRUCTURING CHARGES (CONTINUED)

During the third quarter of 1998, the Company recorded impairment and restructuring charges of approximately $72,000,000 related to the Company's decision to dispose of or otherwise discontinue substantially all of its home health operations. The decision was prompted in large part by the negative impact of the 1997 Balanced Budget Act, which placed reimbursement limits on home health businesses. The limits were announced in March 1998 and the Company began to see the adverse affect on home health margins. Based on this unfavorable trend, management prepared a plan to exit the home health operations described above. The plan was approved by the Board of Directors on September 16, 1998. Revenues and income before income taxes and minority interests for the home health operations were $71,163,000 and $(4,261,000), respectively. The home health operations have been included in the inpatient and other clinical services segment.

                    HEALTHSOUTH Corporation and Subsidiaries

13. IMPAIRMENT AND RESTRUCTURING CHARGES (CONTINUED)

The Company has developed a strategic plan to provide integrated services in major markets throughout the United States. In the fourth quarter of 1998, the Company recorded a restructuring charge of approximately $404,000,000 as a result of its decision to close certain facilities that do not fit with the Company's strategic vision, underperforming facilities and facilities not located in target markets. The identified facilities contributed $140,087,000 to the Company's revenue and $(9,907,000) to the Company's income before income taxes and minority interests during 1998.

The home health operations covered by the plan were closed by December 31, 1998. At March 12, 1999, approximately 73% of the locations identified in the fourth quarter restructuring plan had been closed. The Company expects the actions associated with the fourth quarter restructuring plan to be substantially completed during the first half of 1999. Assets that are no longer in use were abandoned or written down to their fair value and either have been disposed of or are being held for sale.

The total number of employees terminated in conjunction with the restructuring plans was 7,900, with 7,879 having left the Company as of December 31, 1998. The remaining employees will leave the Company during the first half of 1999.

The  restructuring  activities (shown below in tabular form) primarily relate to
asset   write-downs,   lease   abandonments   and   the   elimination   of   job
responsibilities resulting in costs incurred to sever employees.

Details of the impairment and restructuring charges are as follows:


                                          RESTRUCTURING                            BALANCE AT
         DESCRIPTION                          CHARGE              ACTIVITY           12/31/98
-----------------------------------    --------------------- ----------------- --------------------
                                                      (In thousands)
Impairment of assets:
  Property, plant and equipment             $  146,243             $  126,863        $    19,380
  Intangible assets                            221,129                221,129                  -
Lease abandonment costs                         52,094                  2,618             49,476
Other assets                                    24,765                 24,765                  -
Severance packages                               6,027                  4,753              1,274
Other incremental costs                         25,524                  9,120             16,404
                                       ---------------------- ----------------- --------------------
                                           $   475,782             $  389,248        $    86,534
                                       ====================== ================= ====================



Of the remaining balance at December 31, 1998, $19,380,000 is included as assets held for sale and the remaining $67,154,000 is included in accrued interest payable and other liabilities in the accompanying consolidated balance sheet.

                    HEALTHSOUTH Corporation and Subsidiaries

             Notes to Consolidated Financial Statements (continued)




13. IMPAIRMENT AND RESTRUCTURING CHARGES (CONTINUED)

In addition, the Company recorded an impairment charge of approximately $8,000,000 related to a rehabilitation hospital it had closed. The write-down was based on a recently obtained independent appraisal.

The Company intends to abandon certain equipment and to sell certain properties and equipment associated with the closed facilities. The fair value of assets to be sold is approximately $27,000,000. The Company expects to have all properties sold by the end of 1999. The effect of suspending depreciation is immaterial.

For assets that will not be abandoned, the fair values were based on independent appraisals or estimates of recoverability for similar closings. Lease abandonment costs were based on the lease terms remaining. Other incremental costs consist primarily of costs to close the facilities, refurbish facilities in accordance with lease requirements, security, legal and similar costs.

14. OPERATING SEGMENTS

The Company adopted SFAS 131 in 1998. Prior years' information has been restated to present information for the Company's two business segments described in Note 1.

The accounting policies of the segments are the same as those for the Company described in Note 1, Significant Accounting Policies. Intrasegment revenues are not significant. The Company's Chief Operating Decision Maker evaluates the performance of its segments and allocates resources to them based on income before minority interests and income taxes and earnings before interest, income taxes, depreciation and amortization ("EBITDA"). In addition, certain revenue producing functions are managed directly from the Corporate office and are not included in operating results for management reporting. Unallocated assets represent those assets under the direct management of Corporate office personnel.

                    HEALTHSOUTH Corporation and Subsidiaries

14. OPERATING SEGMENTS (CONTINUED)

Operating results and other financial data are presented for the principal operating segments as follows:

                                                               YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------------------
                                                    1996                 1997                1998
                                            ---------------------------------------------------------------
                                                                    (In thousands)

Revenues:
  Inpatient and other clinical services         $ 1,405,877        $   1,624,848         $ 1,909,462
  Outpatient services                             1,207,611            1,467,005           2,042,952
                                            ---------------------------------------------------------------
                                                  2,613,488            3,091,853           3,952,414
  Unallocated corporate office                       34,700               31,323              53,660
                                            ---------------------------------------------------------------
Consolidated revenues                           $ 2,648,188        $   3,123,176         $ 4,006,074
                                            ===============================================================
Income before income taxes and minority
    interests:
  Inpatient and other clinical services         $   251,798        $     356,978         $   168,503
  Outpatient services                               240,618              420,567             331,790
                                            ---------------------------------------------------------------
                                                    492,416              777,545             500,293
  Unallocated corporate office                      (93,090)            (148,349)           (232,920)
                                            ---------------------------------------------------------------
Consolidated income before income taxes and
minority interests                              $   399,326        $     629,196         $   267,373
                                            ===============================================================
Depreciation and amortization:
  Inpatient and other clinical services         $    76,225        $      78,208         $    90,251
  Outpatient services                               100,091              120,867             164,409
                                            ---------------------------------------------------------------
                                                    176,316              199,075             254,660
  Unallocated corporate office                       36,651               58,061              89,931
                                            ---------------------------------------------------------------
Consolidated depreciation and
   amortization                                 $   212,967        $     257,136         $   344,591
                                            ===============================================================
Interest expense:
  Inpatient and other clinical services         $    65,439        $      68,393         $    68,600
  Outpatient services                                10,068                3,731               2,176
                                            ---------------------------------------------------------------
                                                     75,507               72,124             70,776
  Unallocated corporate office                       25,860               40,405              77,387
                                            ---------------------------------------------------------------
Consolidated interest expense                   $   101,367        $     112,529         $   148,163
                                            ===============================================================



                    HEALTHSOUTH Corporation and Subsidiaries

             Notes to Consolidated Financial Statements (continued)




                                                                 YEAR ENDED DECEMBER 31,

                                                    1996                 1997                1998
                                            -----------------------------------------------------------
                                                                    (In thousands)

Interest income:
  Inpatient and other clinical services      $      187         $      1,153       $      4,399
  Outpatient services                             1,816                3,879              4,145
                                            -----------------------------------------------------------
                                                  2,003                5,032              8,544
  Unallocated corporate office                    4,746                  972              2,742
                                            -----------------------------------------------------------
Consolidated interest income                 $    6,749         $      6,004       $     11,286
                                            =============================================================
EBITDA:
  Inpatient and other clinical services      $  393,275         $    502,426       $    322,955
  Outpatient services                           348,961              541,286            494,230
                                            -----------------------------------------------------------
                                                742,236            1,043,712            817,185
  Unallocated corporate office                  (35,325)             (50,855)           (68,344)
                                            -----------------------------------------------------------
Consolidated EBITDA                          $  706,911         $    992,857       $    748,841
                                            =============================================================
Merger and acquisition related expenses,
  loss on sale of assets and impairment and
  restructuring charge:
     Inpatient and other clinical services   $        -         $          -       $    224,710
     Outpatient services                         78,905               15,875            303,979
                                            -----------------------------------------------------------
                                                 78,905               15,875            528,689
  Unallocated corporate office                        -                    -             11,628
                                            -----------------------------------------------------------
Consolidated merger and acquisition
 related expenses, loss on sale of assets
 and impairment and restructuring charge     $   78,905          $    15,875       $    540,317
                                            =============================================================
Assets:
  Inpatient and other clinical services                          $ 2,894,135      $   2,590,677
  Outpatient services                                              2,331,326          3,642,825
                                                                 ----------------------------------------
                                                                   5,225,461          6,233,502
  Unallocated corporate office                                       340,863            539,506
                                                                 ----------------------------------------
Total assets                                                     $ 5,566,324      $   6,773,008
                                                                 ========================================



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company has not changed independent accountants within the 24 months prior to December 31, 1998.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS.

DIRECTORS

          The following table sets forth certain information with respect to the Company's Directors.

                                                            PRINCIPAL OCCUPATION
                                                              AND ALL POSITIONS                     A DIRECTOR
          NAME                        AGE                     WITH THE COMPANY                         SINCE
          ----                        ---                     ----------------                         -----

Richard M. Scrushy                    46                    Chairman of the Board                      1984
                                                         and Chief Executive Officer
                                                                and Director

James P. Bennett                      41            President and Chief Operating Officer              1993
                                                                and Director

Phillip C. Watkins, M.D.              57               Physician, Birmingham, Alabama,                 1984
                                                                and Director

George H. Strong                      72            Private Investor, Locust, New Jersey,              1984
                                                                and Director

C. Sage Givens                        42                      General Partner,                         1985
                                                           Acacia Venture Partners
                                                                and Director

Charles W. Newhall III                54                   Partner, New Enterprise                     1985
                                                      Associates Limited Partnerships,
                                                                and Director

Anthony J. Tanner                     50                 Executive Vice President--                    1993
                                                        Administration and Secretary
                                                                and Director

P. Daryl Brown                        44             President-- HEALTHSOUTH Outpatient                1995
                                                            Centers and Director

                                                            PRINCIPAL OCCUPATION
                                                              AND ALL POSITIONS                     A DIRECTOR
          NAME                        AGE                     WITH THE COMPANY                         SINCE
          ----                        ---                     ----------------                         -----

John S. Chamberlin                    70                      Private Investor,                        1993
                                                           Princeton, New Jersey,
                                                                and Director

Joel C. Gordon                        69                    Chairman, Cardiology                       1996
                                                          Partners of America, Inc.
                                                          Consultant to the Company
                                                                and Director

Michael D. Martin                     38                  Executive Vice President                     1998
                                                         and Chief Financial Officer
                                                                and Director

Larry D. Striplin, Jr.                69            Chairman and Chief Executive Officer,              1999
                                                   Nelson-Brantley Glass Contractors, Inc.
                                                                and Director

         Richard M. Scrushy, one of the Company's management founders, has served as Chairman of the Board and Chief Executive Officer of the Company since 1984, and also served as President of the Company from 1984 until March 1995. From 1979 to 1984, Mr. Scrushy was with Lifemark Corporation, a publicly-owned healthcare corporation, serving in various operational and management positions. Mr. Scrushy is also a director of MedPartners, Inc., a publicly-traded physician practice management company, for which he also served as Acting Chief Executive Officer from January 16 through March 18, 1998 and as Chairman of the Board from January 16 through December 1, 1998.

         Phillip C. Watkins, M.D., FACC, is and has been for more than five years in the private practice of medicine in Birmingham, Alabama. A graduate of The Medical College of Alabama, Dr. Watkins is a Diplomate of the American Board of Internal Medicine. He is also a Fellow of the American College of Cardiology and the Subspecialty Board of Cardiovascular Disease.

         George H. Strong retired as senior vice president and chief financial officer of Universal Health Services, Inc. in December 1984, a position he held for more than six years. Mr. Strong is a private investor and continued to act as a director of Universal Health Services, Inc., a publicly-traded hospital management corporation, until 1993. Mr. Strong is also a director of Balanced Care Corporation and Integrated Health Services, Inc., both publicly-traded healthcare corporations, and AmeriSource, Inc., a large drug wholesaler.

         C. Sage Givens is a general partner of Acacia Venture Partners, a private venture capital fund capitalized at $66,000,000. From 1983 to June 30, 1995, Ms. Givens was a general partner of First Century Partners, a private venture capital fund capitalized at $100,000,000. Ms. Givens managed the fund's healthcare investments. Ms. Givens serves on the board of directors of PhyCor, Inc., a publicly-traded healthcare corporation, and several privately-held healthcare companies.

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

         John S. Chamberlin retired in 1988 as president and chief operating officer of Avon Products, Inc., a position he had held since 1985. From 1976 until 1985, he served as chairman and chief executive officer of Lenox, Incorporated, after 22 years in various assignments for General Electric. From 1990 to 1991, he served as chairman and chief executive officer of New Jersey Publishing Co. Mr. Chamberlin is chairman of the board of Sports Holding Company and WNS, Inc., and is a director of Imagyn Medical Technologies Inc. He is a member of the Board of Trustees of the Medical Center at Princeton and is a trustee of the Woodrow Wilson National Fellowship Foundation.

         Joel C. Gordon served as Chairman of the Board of Directors of SCA from its founding in 1982 until January 17, 1996, when SCA was acquired by the Company. Mr. Gordon also served as Chief Executive Officer of SCA from 1987 until January 17, 1996. Mr. Gordon is Chairman of Cardiology Partners of America, Inc. and serves on the boards of directors of Genesco, Inc., an apparel manufacturer, and SunTrust Bank of Nashville, N.A.

         Michael D. Martin joined the Company in October 1989 as Vice President and Treasurer, and was named Senior Vice President -- Finance and Treasurer in February 1994 and Executive Vice President -- Finance and Treasurer in May 1996. In October 1997, he was additionally named Chief Financial Officer of the Company, and in March 1998, he was named a Director of the Company. In March 1999, he ceased serving as Treasurer of the Company. From 1983 through September 1989, Mr. Martin specialized in healthcare lending with AmSouth Bank N.A., Birmingham, Alabama, where he was a Vice President immediately prior to joining the Company. Mr. Martin is a director of MedPartners, Inc.

         Larry D. Striplin, Jr. has been the Chairman and Chief Executive Officer of Nelson-Brantley Glass Contractors, Inc. and Chairman and Chief Executive Officer of Clearview Properties, Inc. since December 1995. Until December 1995, Mr. Striplin had been Chairman of the Board and Chief Executive Officer of Circle "S" Industries, Inc., a privately owned bonding wire manufacturer. Mr. Striplin is a member of the boards of directors of Kulicke & Suffa Industries, Inc., a publicly traded manufacturer of electronic equipment, The Banc Corporation and MedPartners, Inc.

EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to the Company's executive officers.

                                                                ALL POSITIONS                       AN OFFICER
            NAME                      AGE                     WITH THE COMPANY                         SINCE
            ----                      ---                     ----------------                         -----

Richard M. Scrushy                    46                    Chairman of the Board                      1984
                                                       and Chief Executive Officer and
                                                                  Director

James P. Bennett                      41            President and Chief Operating Officer              1991
                                                                and Director

Anthony J. Tanner                     50          Executive Vice President-- Administration            1984
                                                         and Secretary and Director

Michael D. Martin                     38                  Executive Vice President                     1989
                                                         and Chief Financial Officer
                                                                and Director

Thomas W. Carman                      47                 Executive Vice President--                    1985
                                                            Corporate Development

P. Daryl Brown                        44                   President-- HEALTHSOUTH                     1986
                                                       Outpatient Centers and Director

Robert E. Thomson                     51                   President-- HEALTHSOUTH                     1987
                                                            Inpatient Operations

Patrick A. Foster                     52                  President-- HEALTHSOUTH                      1994
                                                               Surgery Centers

William T. Owens                      40               Group Senior Vice President--                   1986
                                                           Finance and Controller

William W. Horton                     39                  Senior Vice President and                    1994
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

GENERAL

         Directors of the Company hold office until the next Annual Meeting of Stockholders of the Company and until their successors are elected and qualified. Executive officers of the Company are elected annually by, and serve at the discretion of the Board of Directors. There are no arrangements or understandings known to the Company between any of the Directors, nominees for Director or executive officers of the Company and any other person pursuant to which any of such persons was elected as a Director or an executive officer, except the Employment Agreements between the Company and Richard M. Scrushy, James P. Bennett, Michael D. Martin, Anthony J. Tanner and P. Daryl Brown. (see
Item 11, "Executive Compensation -- Chief Executive Officer Employment Agreement"; " -- Other Executive Employment Agreements") and except that the Company initially agreed to appoint Mr. Gordon to the Board of Directors in connection with the SCA merger. There are no family relationships between any Directors, nominees for Director or executive officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Officers, Directors and beneficial owners of more than 10% of the Company's Common Stock are required by Securities and
Exchange  Commission  regulations  to furnish  the  Company  with  copies of all
Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that for the period from January 1, 1998, through December 31, 1998, all of its officers, Directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.          EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION -- GENERAL

         The following table sets forth compensation paid or awarded to the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company (the "Named Executive Officers") for all services rendered to the Company and its subsidiaries in 1996, 1997 and 1998.

                                            SUMMARY COMPENSATION TABLE

                                           ANNUAL COMPENSATION            LONG-TERM COMPENSATION
                                    ---------------------------------     -----------------------
                                                         BONUS/ANNUAL      STOCK       LONG-TERM          ALL
                                                           INCENTIVE      OPTION       INCENTIVE      OTHER COM-
NAME AND PRINCIPAL POSITION         YEAR       SALARY       AWARD         AWARDS        PAYOUTS      PENSATION(1)
---------------------------         ----       ------       -----         ------        -------      ------------

Richard M. Scrushy                  1996    $3,391,775   $ 8,000,000     1,500,000        ---         $  34,286 (2)
Chairman of the Board               1997     3,398,999    10,000,000     1,300,000        ---            21,430
and Chief Executive Officer(3)      1998     2,777,829           ---     1,500,000        ---            72,352

James P. Bennett                    1996       496,590       800,000       200,000        ---            32,106 (2)
President and Chief                 1997       639,161     1,500,000       700,000        ---            10,158
Operating Officer                   1998       670,000           ---       300,000        ---            10,092

Michael D. Martin                   1996       281,644       750,000       120,000        ---            31,586 (2)
Executive Vice President            1997       359,672     2,000,000       450,000        ---             9,700
and Chief Financial Officer         1998       415,826           ---       260,000                        9,665

P. Daryl Brown                      1996       335,825       400,000       100,000        ---            11,181
President-- HEALTHSOUTH             1997       370,673       450,000       250,000        ---            10,737
Outpatient Centers                  1998       386,212           ---        75,000        ---            10,981

Anthony J. Tanner                   1996       298,078       350,000       100,000        ---             7,763
Executive Vice President--          1997       371,114       450,000       450,000        ---             9,817
Administration and Secretary        1998       388,422           ---       250,000        ---            11,197

--------------------
(1) Includes car allowances of $500 per month for Mr. Scrushy and $350 per month for the other Named Executive Officers in 1996 and 1997, use of a Company-owned automobile by Mr. Scrushy in 1998, and car allowances of $500 per month for Mr. Scrushy and $450 per month for the other Named Executive Officers through September 1998. Also includes (a) matching contributions under the Company's Retirement Investment Plan for 1996, 1997 and 1998, respectively, of: $708, $791 and $1,450 to Mr. Scrushy; $1,425, $1,425 and $1,499 to Mr. Bennett; $1,371, $1,324 and $1,395 to
         Mr. Martin;  $1,897 $1,319 and $1,415 to Mr. Brown; and $1,290,  $1,215
         and $1,308 to Mr. Tanner; (b) awards under the Company's Employee Stock Benefit Plan for 1996, 1997 and 1998, respectively, of $3,389, $2,889 and $2,882 to Mr. Scrushy; $3,387, $2,889 and $2,882 to Mr. Bennett;
         $3,386,  $2,889 and $2,882 to Mr. Martin;  $3,389, $2,889 and $2,882 to
         Mr. Brown; and $1,276, $2,889 and $2,882 to Mr. Tanner; and (c) split-dollar life insurance premiums paid in 1996, 1997 and 1998 of $2,312, $11,750 and $45,187 with respect to Mr. Scrushy; $1,217, $1,644 and $1,661 with respect to Mr. Bennett; $752, $1,287 and $1,338 with respect to Mr. Martin; $1,695, $2,329 and $2,634 with respect to Mr. Brown; and $997, $1,513 and $2,957 with respect to Mr. Tanner. See this Item, "Executive Compensation -- Retirement Investment Plan" and "Executive Compensation -- Employee Stock Benefit Plan".

(2) In addition to the amounts described in the preceding footnote, includes the forgiveness of loans in the amount of $21,877 each owed by Messrs. Scrushy, Bennett and Martin in 1996.

(3) Salary amounts for Mr. Scrushy include monthly incentive compensation amounts payable upon achievement of certain budget targets. Effective November 1, 1998, Mr. Scrushy voluntarily suspended receipt of his base salary and monthly incentive compensation. See this Item,"Executive Compensation -- Chief Executive Officer Employment Agreement".

STOCK OPTION GRANTS IN 1998

                                                INDIVIDUAL GRANTS
                                  ------------------------------------------
                                                % OF TOTAL
                                                  OPTIONS
                                  NUMBER OF      GRANTED TO        EXERCISE
                                   OPTIONS      EMPLOYEES IN         PRICE     EXPIRATION         GRANT DATE
NAME                               GRANTED       FISCAL YEAR       PER SHARE      DATE         PRESENT VALUE (1)
----                               -------       -----------       ---------      ----         -----------------

Richard M. Scrushy                1,500,000          29.9%         10.00         10/22/08        $  11,355,000

James P. Bennett                    300,000           6.0%         10.00         10/22/08            2,271,000

Michael D. Martin                   260,000           5.2%         10.00         10/22/08            1,968,200

P. Daryl Brown                       75,000           1.5%         10.00         10/22/08              567,750

Anthony J. Tanner                   250,000           5.0%         10.00         10/22/08            1,892,500

-----------------
(1) Based on the Black-Scholes option pricing model adapted for use in valuing executive stock options. The actual value, if any, an executive may realize will depend upon the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on arbitrary assumptions as to certain variables, including the following: (i) stock price volatility is assumed to be 76%; (ii) the risk-free rate of return is assumed to be 6.01%; (iii) dividend yield is assumed to be 0; and (iv) the time of exercise is assumed to be 7.3 years from the date of grant.

STOCK OPTION EXERCISES IN 1998 AND OPTION VALUES AT DECEMBER 31, 1998


                         NUMBER                                                            VALUE OF UNEXERCISED
                        OF SHARES                    NUMBER OF UNEXERCISED OPTIONS         IN-THE-MONEY OPTIONS
                        ACQUIRED                       AT DECEMBER 31, 1998 (1)          AT DECEMBER 31, 1998 (2)
                           ON         VALUE         ------------------------------     -----------------------------
      NAME              EXERCISE     REALIZED       EXERCISABLE      UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
      ----              --------     --------       -----------      -------------     -----------     -------------

Richard M. Scrushy......      --            --     12,672,524               --        $97,144,849              --
James P. Bennett........      --            --      1,610,000               --          4,945,175              --
Michael D. Martin.......      --            --        860,000           30,000          1,643,750       $ 213,750
P. Daryl Brown.......... 198,000    $2,458,802        915,000               --          5,386,450              --
Anthony J. Tanner.......      --            --      1,190,000               --          5,026,325              --

--------------------
(1) Does not reflect any options granted and/or exercised after December 31, 1998. The net effect of any such grants and exercises is reflected in the table appearing under Item 12, "Security Ownership of Certain Beneficial Owners and Management".

(2) Represents the difference between market price of the Company's Common Stock and the respective exercise prices of the options at December 31, 1998. Such amounts may not necessarily be realized. Actual values which may be realized, if any, upon any exercise of such options will be based on the market price of the Common Stock at the time of any such exercise and thus are dependent upon future performance of the Common Stock.

STOCK OPTION PLANS

         Set forth below is information concerning the various stock option plans of the Company at December 31, 1998. All share numbers and exercise prices have been adjusted to reflect the Company's March 1997 two-for-one stock split.

1984 Incentive Stock Option Plan

         The Company had a 1984 Incentive Stock Option Plan (the "ISO Plan"), intended to qualify under Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Code"), covering an aggregate of 4,800,000 shares of Common Stock. The ISO Plan expired on February 28, 1994, in accordance with its terms. As of December 31, 1998, there were outstanding under the ISO Plan options to purchase 15,202 shares of the Company's Common Stock at $3.7825 per share. All such options remain in full force and effect in accordance with their terms and the ISO Plan. Under the ISO Plan, which was administered by the Board of Directors, key employees could be granted options to purchase shares of Common Stock at 100% of fair market value on the date of grant (or 110% of fair market value in the case of a 10% stockholder/grantee). The outstanding options granted under the ISO Plan must be exercised within ten years from the date of grant, are cumulatively exercisable with respect to 25% of the shares covered thereby after the expiration of each of the first through the fourth years following the date of grant, are nontransferable except by will or pursuant to the laws of descent and distribution, are protected against dilution and expire within three months after termination of employment, unless such termination is by reason of death.

1988 Non-Qualified Stock Option Plan

         The Company also had a 1988 Non-Qualified Stock Option Plan (the "NQSO Plan") covering a maximum of 4,800,000 shares of Common Stock. The NQSO Plan expired on February 28, 1998, in accordance with its terms. As of December 31, 1998, there were outstanding under the NQSO Plan options to purchase 7,300 shares of the Company's Common Stock at $16.25 per share. Under the NQSO Plan, which was administered by the Audit and Compensation Committee of the Board of Directors, provides that Directors, executive officers and other key employees could be granted options to purchase shares of Common Stock at 100% of fair market value on the date of grant. The outstanding options granted pursuant to the NQSO Plan have a ten-year term, are exercisable at any time during such period, are nontransferable except by will or pursuant to the laws of descent and distribution, are protected against dilution and expire within three months of termination of association with the Company as a Director or termination of employment, unless such termination is by reason of death.

1989, 1990, 1991, 1992, 1993, 1995 and 1997 Stock Option Plans

         The Company also has a 1989 Stock Option Plan (the "1989 Plan"), a 1990 Stock Option Plan (the "1990 Plan"), a 1991 Stock Option Plan (the "1991 Plan"), a 1992 Stock Option Plan (the "1992 Plan"), a 1993 Stock Option Plan (the "1993 Plan"), a 1995 Stock Option Plan (the "1995 Plan") and a 1997 Stock Option Plan (the "1997 Plan"), under each of which incentive stock options ("ISOs") and non-qualified stock options ("NQSOs") may be granted. The 1989, 1990, 1991, 1992, 1993 and 1995 Plans cover a maximum of 2,400,000 shares, 3,600,000 shares, 11,200,000 shares, 5,600,000 shares, 5,600,000 shares, 18,929,658 (to be increased by 0.9% of the outstanding Common Stock of the Company on each January 1, beginning January 1, 1996) shares and 5,000,000 shares, respectively, of the Company's Common Stock. As of December 31, 1998, there were outstanding options to purchase an aggregate of 29,938,700 shares of the Company's Common Stock under such Plans at exercise prices ranging from $2.52 to $28.0625 per share. An additional 3,825,091 shares were reserved for future grants under such Plans. Each of the 1989, 1990, 1991, 1992, 1993, 1995 and 1997 Plans is administered in the same manner as the NQSO Plan and provides that Directors, executive officers and other key employees may be granted options to purchase shares of Common Stock at 100% of fair market value on the date of grant. The 1989, 1990, 1991, 1992, 1993, 1995 and 1997 Plans terminate on the earliest of (a) October 25, 1999, October 15, 2000, June 19, 2001, June 16, 2002, April 19, 2003, June 5,
2005 and April 30, 2007, respectively, (b) such time as all shares of Common Stock reserved for issuance under the respective Plan have been acquired through the exercise of options granted thereunder, or (c) such earlier times as the Board of Directors of the Company may determine. Options granted under these Plans which are designated as ISOs contain vesting provisions similar to those contained in options granted under the ISO Plan and have a ten-year term. NQSOs granted under these Plans have a ten-year term. Options granted under these Plans are nontransferable except by will or pursuant to the laws of descent and distribution (except for certain permitted transfers to family members or charities), are protected against dilution and will expire within three months of termination of association with the Company as a Director or termination of employment, unless such termination is by reason of death.

1993 Consultants' Stock Option Plan

         The Company also has a 1993 Consultants' Stock Option Plan (the "1993 Consultants' Plan"), under which NQSOs may be granted, covering a maximum of 3,500,000 shares of Common Stock. As of December 31, 1998, there were outstanding under the 1993 Consultants' Plan options to purchase 1,620,633 shares of Common Stock at prices ranging from $3.375 to $28.0625 per share. An additional 120,000 shares were reserved for grants under such Plans. The 1993
Consultants' Plan, which is administered by the Board of Directors, provides that certain non-employee consultants who provide significant services to the Company may be granted options to purchase shares of Common Stock at such prices as are determined by the Board of Directors or the appropriate committee. The 1993 Consultants' Plan terminates on the earliest of (a) February 25, 2003, (b) such time as all shares of Common Stock reserved for issuance under the 1993 Consultants' Plan have been acquired through the exercise of options granted thereunder, or (c) such earlier time as the Board of Directors of the Company may determine. Options granted under the 1993 Consultants' Plan have a ten-year term. Options granted under the 1993 Consultants' Plan are nontransferable except by will or pursuant to the laws of descent and distribution, are protected against dilution and expire within three months of termination of association with the Company as a consultant, unless such termination is by reason of death.

Other Stock Option Plans

         In connection with certain of its major acquisitions, the Company assumed certain existing stock option plans of the acquired companies, and outstanding options to purchase stock of the acquired companies under such plans were converted into options to acquire Common Stock of the Company in accordance with the exchange ratios applicable to such mergers. At December 31, 1998, there were outstanding under these assumed plans options to purchase 2,838,710 shares of the Company's Common Stock at exercise prices ranging from $1.6363 to $40.7042 per share. No additional options are being granted under any such assumed plans.

1998 RESTRICTED STOCK PLAN

         The Company has a 1998 Restricted Stock Plan (the "Restricted Stock Plan"), covering a maximum of 3,000,000 shares of the Company's Common Stock. The Restricted Stock Plan, which is administered by the Audit and Compensation Committee of the Board of Directors, provides that executives and other key employees of the Company and its subsidiaries may be granted restricted stock awards vesting over a period of not less than one year and no more than ten years, as determined by such Committee. The Restricted Stock Plan terminates on the earliest of (a) May 28, 2008, (b) the date on which awards covering all shares of Common Stock reserved for issuance thereunder have been granted and are fully vested thereunder, or (c) such earlier time as the Board of Directors of the Company may determine. Awards under the Restricted Stock Plan are nontransferable  except  by  will  or  pursuant  to  the  laws  of  dissent  and distribution (except for certain permitted transfers to family members) are protected against dilution and are forfeitable upon termination of a participant's employment to the extent not vested. No awards have been made under the Restricted Stock Plan.

RETIREMENT INVESTMENT PLAN

         Effective January 1, 1990, the Company adopted the HEALTHSOUTH Retirement Investment Plan (the "401(k) Plan"), a retirement plan intended to qualify under Section 401(k) of the Code. The 401(k) Plan is open to all full-time and part-time employees of the Company who are over the age of 21, have one full year of service with the Company and have at least 1,000 hours of service in the year in which they enter the 401(k) Plan. Eligible employees may elect to participate in the Plan on January 1 and July 1 in each year.

         Under the 401(k) Plan, participants may elect to defer up to 15% of their annual compensation (subject to nondiscrimination rules under the Code). The deferred amounts may be invested among four options, at the participant's direction: a money market fund, a bond fund, a guaranteed insurance contract or an equity fund. The Company will match a minimum of 15% of the amount deferred by each participant, up to 4% of such participant's total compensation, with the matched amount also directed by the participant. See Note 12 of "Notes to Consolidated Financial Statements".

         Michael D. Martin, Executive Vice President and Chief Financial Officer of the Company, and Anthony J. Tanner, Executive Vice President -- Administration and Secretary of the Company, serve as Trustees of the 401(k) Plan, which is administered by the Company.

EMPLOYEE STOCK BENEFIT PLAN

         Effective January 1, 1991, the Company adopted the HEALTHSOUTH Rehabilitation Corporation and Subsidiaries Employee Stock Benefit Plan (the "ESOP"), a retirement plan intended to qualify under sections 401(a) and 4975(e)(7) of the Code. The ESOP is open to all full-time and part-time employees of the Company who are over the age of 21, have one full year of service with the Company and have at least 1,000 hours of service in the year in which they begin participation in the ESOP on the next January 1 or July 1 after the date on which such employee satisfies the aforementioned conditions.

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

         Richard M. Scrushy, Chairman of the Board and Chief Executive Officer of the Company, Michael D. Martin, Executive Vice President and Chief Financial Officer of the Company, and Anthony J. Tanner, Executive Vice President -- Administration and Secretary of the Company, serve as Trustees of the ESOP, which is administered by the Company.

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

DEFERRED COMPENSATION PLAN

         In  1997,  the  Board  of  Directors  adopted  an  Executive   Deferred
Compensation Plan (the "Deferred Compensation Plan"), which allows senior management personnel to elect, on an annual basis, to defer receipt of up to 50% of their base salary and up to 100% of their annual bonus, if any (but not less than an aggregate of $2,400 per year) for a minimum of five years from the date such compensation would otherwise have been received. Amounts deferred are held by the Company pursuant to a "rabbi trust" arrangement, and amounts deferred are credited with earnings at an annual rate equal to the Moody's Average Corporate Bond Yield Index (the "Moody's Rate"), as adjusted from time to time, or the Moody's Rate plus 2% if a participant's employment is terminated by reason of retirement, disability or death or within 24 months of a change in control of the Company. Amounts deferred may be withdrawn upon retirement, termination of employment or death, upon a showing of financial hardship, or voluntarily with certain penalties. The Deferred Compensation Plan is administered by an Administrative Committee, currently consisting of Michael D. Martin, Executive Vice President and Chief Financial Officer of the Company, and Anthony J. Tanner, Executive Vice President -- Administration and Secretary of the Company.

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

CHIEF EXECUTIVE OFFICER EMPLOYMENT AGREEMENT

         The Company is party to an Employment Agreement, dated April 1, 1998, with Richard M. Scrushy, pursuant to which Mr. Scrushy, a management founder of the Company, is employed as Chairman of the Board and Chief Executive Officer of the Company for a five-year term expiring on April 1, 2003. Such term is automatically extended for an additional year on each April 1 unless the Agreement is terminated as provided therein. In addition, the Company has agreed to use its best efforts to cause Mr. Scrushy to be elected as a Director of the Company during the term of the Agreement. The Agreement provides for Mr. Scrushy to receive an annual base salary of at least $1,200,000, as well as an "Annual Target Bonus" equal to at least $2,400,000, based upon the Company's success in meeting certain monthly and annual performance standards determined by the Audit and Compensation Committee of the Board of Directors. The Annual Target Bonus is earned at the rate of $200,000 per month if the monthly performance standards are met, provided that if any monthly performance standards are not met but the annual performance standards are met, Mr. Scrushy will be entitled to any payments which were withheld as a result of failure to meet the monthly performance standards. The Agreement further provides that Mr. Scrushy is eligible for participation in all other management bonus or incentive plans and stock option, stock purchase or equity-based incentive compensation plans in which other senior executives of the Company are eligible to participate. Under the Agreement, Mr. Scrushy is entitled to receive long-term disability insurance coverage, a non-qualified retirement plan providing for annual retirement benefits equal to 60% of his base compensation, use of a Company-owned automobile, certain personal security services, and certain other retirement, insurance and fringe benefits, as well as to generally participate in all employee benefit programs maintained by the Company.

         The Agreement may be terminated by Mr. Scrushy for "Good Reason" (as defined), by the Company for "Cause" (as defined), upon Mr. Scrushy's "Disability" (as defined) or death, or by either party at any time subject to the consequences of such termination as described in the Agreement. If the Agreement is terminated by Mr. Scrushy for Good Reason, the Company is required to pay him a lump-sum severance payment equal to the discounted value of the sum of his then-current base salary and Annual Target Bonus over the remaining term of the Agreement and to continue certain employee and fringe benefits for the remaining term of the Agreement. If the Agreement is terminated by Mr. Scrushy otherwise than for Good Reason, the Company is required to pay him a lump-sum severance amount equal to the discounted value of two times the sum of his then-current base salary and Annual Target Bonus. If the Agreement is terminated by the Company for Cause, Mr. Scrushy is not entitled to any severance or continuation of benefits. If the Agreement is terminated by reason of Mr. Scrushy's Disability, the Company is required to continue the payment of his then-current base salary and Annual Target Bonus for three years as if all relevant performance standards had been met, and if the Agreement is terminated by Mr. Scrushy's death, the company is required to pay his representatives or estate a lump-sum payment equal to his then-current base salary and Annual Target Bonus. In the event of a voluntary termination by Mr. Scrushy following a Change in Control (as defined) of the Company, other than for Cause, the Company is required to pay Mr. Scrushy an additional lump-sum severance payment equal to his then-current base salary and Annual Target Bonus. The Agreement provides for the Company to indemnify Mr. Scrushy against certain "parachute payment" excise taxes which may be imposed upon payments under the Agreement. The Agreement restricts Mr. Scrushy from engaging in certain activities competitive with the business of the Company during, and for 24 months after termination of, his employment with the Company, unless such termination occurs after a Change in Control.

         As a result of the impact of the Balanced Budget Act of 1997 on the Company's reimbursement and the increased pressure from managed care payors, the Company reduced overhead and otherwise managed expenses. In order to lead by example, Mr. Scrushy voluntarily chose to forgo receipt of his base salary and Annual Target Bonus after October 31, 1998. Through that date, all monthly performance standards required to be met for payment of monthly installments of his Annual Target Bonus had been met. At some point in the future, Mr. Scrushy may choose to resume receipt of some portion of his compensation package.

OTHER EXECUTIVE EMPLOYMENT AGREEMENTS


         The Company is also party to Employment Agreements, dated April 1, 1998, with James P. Bennett, President and Chief Operating Officer, Michael D. Martin, Executive Vice President and Chief Financial Officer, Anthony J. Tanner, Executive Vice President -- Administration and Secretary, Thomas W. Carman, Executive Vice President -- Corporate Development, Robert E. Thomson, President -- HEALTHSOUTH Inpatient Operations, P. Daryl Brown, President -- HEALTHSOUTH Outpatient Centers, and Patrick A. Foster, President -- HEALTHSOUTH Surgery Centers, pursuant to which each of such persons is employed in such capacities for a three-year term expiring on April 1, 2001. Such terms are automatically extended for an additional year on each April 1 unless the Agreements are terminated as provided therein. In addition, the Company has agreed to use its best efforts to cause Messrs. Bennett, Tanner, Martin and Brown to be elected as Directors of the Company during the term of their respective Agreements. The Agreements provide for the payment of an annual base salary of at least $650,000 to Mr. Bennett, $400,000 to Mr. Martin, $375,000 to Mr. Tanner, $325,000 to Mr. Carman, $300,000 to Mr. Thomson, $370,000 to Mr. Brown, and $240,000 to Mr. Foster. The Agreements further provide that each such officer is eligible for participation in all management bonus or incentive plans and stock option, stock purchase or equity-based incentive compensation plans in which other senior executives of the Company are eligible to participate, and provide for certain specified fringe benefits, including car allowances of $500 per month.

         If the Agreements are terminated by the Company other than for Cause (as defined), Disability (as defined) or death, the Company is required to continue the officers' base salary in effect for a period of two years (in the case of Messrs. Bennett, Martin, Tanner and Brown) or one year (in each other case) after termination, as severance compensation. In addition, in the event of a voluntary termination of employment by the officer within six months after a Change in Control (as defined), the Company is also required to continue the officer's salary for the same period. The Agreements restrict the officers from engaging in certain activities competitive with the business of the Company during their employment with the Company and for any period during which the officer is receiving severance compensation, unless such termination occurs after a Change in Control.

         The Company, with the consent of the affected officers, discontinued payment of the car allowances in October 1998. In addition, each of the affected officers has voluntarily agreed to a 25% reduction in base salary effective January 1, 1999 until otherwise agreed between the Company and any such officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 15, 1999, (a) by each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (b) by each of the Company's Directors and (c) by the Company's five most highly compensated executive officers and all executive officers and Directors as a group.

                                                                                                   PERCENTAGE
            NAME AND                                      NUMBER OF SHARES                             OF
        ADDRESS OF OWNER                               BENEFICIALLY OWNED (1)                     COMMON STOCK
        ----------------                               ----------------------                     ------------

Richard M. Scrushy                                         14,187,658  (2)                           3.31%
John S. Chamberlin                                            312,000  (3)                            *
C. Sage Givens                                                412,100  (4)                            *
Charles W. Newhall III                                        580,846  (5)                            *
George H. Strong                                              468,582  (6)                            *
Phillip C. Watkins, M.D.                                      644,254  (7)                            *
James P. Bennett                                            1,890,500  (8)                            *
Anthony J. Tanner                                           1,471,358  (9)                            *
P. Daryl Brown                                              1,219,736  (10)                           *
Joel C. Gordon                                              2,886,905  (11)                           *
Michael D. Martin                                             957,008  (12)                           *
Larry D. Striplin, Jr.                                         20,000                                 *
FMR Corp.                                                  24,397,084  (13)                          5.88%
  82 Devonshire Street
  Boston, Massachusetts  02109
All Executive Officers and Directors as a Group            28,131,863  (14)                          6.38%
    (17 persons)

-------------------------
(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, except as otherwise indicated.

(2) Includes 6,000 shares held by trusts for Mr. Scrushy's minor children, 10,000 shares held by a charitable foundation of which Mr. Scrushy is an officer and director and 13,522,524 shares subject to currently exercisable stock options.

(3)    Includes 200,000 shares subject to currently exercisable stock options.

(4) Includes 2,100 shares owned by Ms. Givens's spouse and 410,000 shares subject to currently exercisable stock options.

(5) Includes 460 shares owned by members of Mr. Newhall's immediate family and 460,000 shares subject to currently exercisable stock options. Mr. Newhall disclaims beneficial ownership of the shares owned by his family members except to the extent of his pecuniary interest therein.

(6) Includes 121,693 shares owned by trusts of which Mr. Strong is a trustee and claims shared voting and investment power and 300,000 shares subject to currently exercisable stock options.

(7)    Includes 490,000 shares subject to currently exercisable stock options.

(8)    Includes 1,810,000 shares subject to currently exercisable stock options.

(9) Includes 60,000 shares held in trust by Mr. Tanner for his children and 1,340,000 shares subject to currently exercisable stock options.

(10)   Includes 990,000 shares subject to currently exercisable stock options.

(11) Includes 364,340 shares owned by his spouse and 434,520 shares subject to currently exercisable stock options.

(12)   Includes 950,000 shares subject to currently exercisable stock options.

(13) Shares held by various investment funds for which affiliates of FMR Corp. act as investment advisor. FMR Corp. or its affiliates claim sole power to vote 1,012,734 of the shares and sole power to dispose of all of the shares.

(14) Includes 25,380,844 shares subject to currently exercisable stock options held by executive officers and Directors.

*  Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The Company purchases computer equipment and related technology from a variety of vendors. During 1998, the Company paid $12,837,000 for the purchase of new NCR computer equipment from GG Enterprises, a value-added reseller of computer equipment which is owned by Gerald Scrushy, the father of Richard M. Scrushy, Chairman of the Board and Chief Executive Officer of the Company, and Gerald P. Scrushy, Senior Vice President -- Physical Resources of the Company. Such purchases were made in the ordinary course of the Company's business. The price paid for this equipment was more favorable to the Company than that which could have been obtained from an independent third-party seller.

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

         In November 1997, the Company agreed to lend up to $10,000,000 to 21st Century Health Ventures L.L.C. ("21st Century"), an entity formed to sponsor a private equity investment fund investing in the healthcare industry. Richard M. Scrushy, Chairman of the Board and Chief Executive Officer of the Company and Michael D. Martin, Executive Vice President and Chief Financial Officer and a Director of the Company, along with another individual not employed by the Company, were the principals of 21st Century. The purpose of the loan was to facilitate certain investments by 21st Century prior to the establishment of its proposed private equity fund, in which it was anticipated that the Company and third-party investors would invest. Investment by the Company in such private equity fund was expected to allow the Company to benefit from the opportunity to participate in investments in healthcare businesses that are not part of the Company's core businesses, but which the Company believes provide opportunities for growth. Amounts outstanding under the loan bore interest at 1% over the prime rate announced from time to time by AmSouth Bank of Alabama and were repayable upon demand by the Company. During 1997 and 1998, 21st Century drew an aggregate of $2,841,310 under the $10,000,000 commitment, of which $1,500,000 was used to purchase 576,924 shares of Series B Preferred Convertible Preferred Stock in Summerville Healthcare Group, Inc. ("Summerville"), a developer and operator of assisted living facilities, and the remainder of which was used to make an investment in Pathology Partners, Inc., a provider of management services to pathology groups. The Company owns an aggregate of 3,361,539 shares of Series B Convertible Preferred Stock of Summerville, which it acquired in two transactions in July and November 1997. In connection with the July transaction, Mr. Scrushy and Mr. Martin were appointed to the Board of Directors of Summerville. 21st Century repaid the principal and the interest allocated to the purchase of the Summerville stock during 1998. In the first quarter of 1999, 21st Century determined that, due to adverse changes in the markets for private equity funds specializing in the healthcare industry, it was advisable to dissolve 21st Century. In connection with the dissolution of the 21st Century, 21st Century transferred to HEALTHSOUTH 675,005 shares of Series A Cumulative Preferred Stock and 1,440,010 shares of Series B Convertible Preferred Stock of Pathology Partners, Inc, in satisfaction of the principal and interest allocable to the loan relating to the Pathology Partners, Inc. investment. The Company believes that the value of the stock so received is equal to or greater than the indebtedness of 21st Century to the Company.

         On December 31, 1998, the Company completed the sale through a leveraged recapitalization of a majority interest in one of its subsidiaries which acted as a holding company for its temporary physician staffing and therapist placement businesses ("CompHealth"). These non-strategic businesses were acquired by the Company in connection with certain of its major strategic acquisitions. The Company retained approximately 15% of the equity in such holding company. Net proceeds to the Company were approximately $34,100,000. The purchasers comprised a group of venture capital funds, including funds affiliated with C. Sage Givens and Charles W. Newhall III, both outside Directors of the Company, as well as venture capital funds controlled by unaffiliated third parties. The Company solicited offers from third parties to purchase the business over a period of several months, and the Company believes that the purchase price and terms of the transaction effected with the venture capital funds were more favorable to the Company than those available from other purchasers. In connection with the transaction, the Company entered into certain "preferred vendor" arrangements with CompHealth, and Michael D. Martin, Executive Vice President and Chief Financial Officer of the Company, was named to the Board of Directors of CompHealth.

         At various times, the Company has made loans to executive officers to assist them in meeting financial obligations at certain times when they were requested by the Company to refrain from selling Common Stock in the open market. At January 1, 1998, loans in the following original principal amounts were outstanding: $460,000 to Larry R. House, a former Director and a former executive officer, $500,000 to Aaron Beam, Jr., formerly Executive Vice President and Chief Financial Officer and a Director, and $140,000 and $350,000 to William T. Owens, Group Senior Vice President and Controller. Outstanding principal balances at December 31, 1998 were $210,000 for Mr. House, $400,000 for Mr. Beam and an aggregate of $476,000 for Mr. Owens. During 1998, the Company also made loans of $400,000 to P. Daryl Brown, President -- HEALTHSOUTH Outpatient Centers and a Director, and $750,000 to Russell H. Maddox, then President -- HEALTHSOUTH Diagnostic Centers, both of which remained outstanding at December 31, 1998. In connection with Mr. Beam's retirement, the Company agreed to forgive his loan over a period of five years in exchange for his provision of consulting services to the Company over such period. Such loans bear interest at the rate of 1-1/4% per annum below the prime rate of AmSouth Bank of Alabama, Birmingham, Alabama, and are payable on demand.

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

(b)      Reports on Form 8-K.

         The Company filed no Current Reports on Form 8-K during the three months ended December 31, 1998.

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

     (2)-14 Second Amendment to Purchase and Sale Agreement, dated March 4, 1998, among HEALTHSOUTH Corporation, Horizon/CMS Healthcare Corporation and Integrated Health Services, Inc., filed as Exhibit (2-14) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1997, is hereby incorporated by reference.

     (2)-15 Plan and Agreement of Merger, dated May 5, 1998, among HEALTHSOUTH Corporation, Field Acquisition Corporation and National Surgery Centers, Inc., filed as Exhibit (2) to the Company's Registration Statement on Form S-4 (Registration No. 333- 57087), is hereby incorporated by reference.

     (3)-1 Restated Certificate of Incorporation of HEALTHSOUTH Corporation, as filed in the Office of the Secretary of State of the State of Delaware on May 21, 1998, filed as Exhibit
                  (3)-1 to the Company's Current Report on Form 8 dated May 28, 1998, is hereby incorporated by reference.

     (3)-2 By-laws of HEALTHSOUTH Corporation, filed as Exhibit (3)-2 to the Company's Current Report on Form 98-K dated May 28, 1998, are hereby incorporated by reference.

     (4)-1 Indenture, dated March 24, 1994, between HEALTHSOUTH Rehabilitation Corporation and NationsBank of Georgia, National Association, relating to the Company's 9.5% Senior Subordinated Notes due 2001, filed as Exhibit (4)-1 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1994, is hereby incorporated by reference.

     (4)-2 Subordinated Indenture, dated March 20, 1998, between HEALTHSOUTH Corporation and The Bank of Nova Scotia Trust Company of New York, as Trustee, filed as Exhibit (4)-2 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1997, is hereby incorporated by reference.

     (4)-3 Officer's Certificate pursuant to Sections 2.3 and 11.5 of the Subordinated Indenture, dated March 20, 1998, between HEALTHSOUTH Corporation and The Bank of Nova Scotia Trust Company of New York, as Trustee, relating to the Company's 3.25% Convertible Subordinated Debentures due 2003, filed as Exhibit (4)-3 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1997, is hereby incorporated by reference.

     (4)-4 Registration Rights Agreement, dated March 17, 1998, among HEALTHSOUTH Corporation and Smith Barney Inc., Bear, Stearns & Co. Inc., Cowen & Company, Credit Suisse First Boston Corporation, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, NationsBanc Montgomery Securities LLC and PaineWebber Incorporated, relating to the Company's 3.25% Convertible Subordinated Debentures due 2003, filed as Exhibit
                  (4)-4 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1997, is hereby incorporated by reference.

     (4)-5        Indenture,   dated   June  22,   1998,   between   HEALTHSOUTH
                  Corporation and PNC Bank, National Association, as Trustee, filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the Three Months Ended June 30, 1998, is hereby incorporated by reference.

     (4)-6        Form of  Officer's  Certificate  pursuant to Sections  2.3 and
                  11.5 of the Indenture, dated June 22, 1998, between HEALTHSOUTH Corporation and PNC Bank, National Association, as Trustee, relating to the Company's 6.875% Senior Notes due 2005 and 7.0% Senior Notes due 2008, filed as Exhibit (4)-6 to the Company's Registration Statement on Form S-4 (Registration No. 333- 61485), is hereby incorporated by reference.

     (10)-1       1984 Incentive Stock Option Plan, as amended, filed as Exhibit
                  (10)-1 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1987, is hereby incorporated by reference.

     (10)-2 1988 Non-Qualified Stock Option Plan, filed as Exhibit 4(a) to the Company's Registration Statement on Form S-8 (Registration No. 33-23642), is hereby incorporated by reference.

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

     (10)-10 Employment Agreement, dated April 1, 1998, between HEALTHSOUTH Corporation and Richard M. Scrushy.

     (10)-11 Credit Agreement, dated as of June 23, 1998, by and among HEALTHSOUTH Corporation, NationsBank, National Association, J.P. Morgan Securities, Inc., Deutsche Bank AG, ScotiaBanc, Inc. and the Lenders party thereto from time to time, filed as
                  Exhibit 10 to the Company's Quarterly Report on Form for the Three Months Ended June 30, 1998, is hereby incorporated by reference.

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

     (10)-19 Surgical Care Affiliates Incentive Stock Plan of 1986, filed as Exhibit 10(g) to Surgical Care Affiliates, Inc.'s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1993, is hereby incorporated by reference.

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

     (10)-27      1998 Restricted Stock Plan.

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

     (10)-46 The Company Doctor Amended and Restated Omnibus Stock Plan of 1995, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-59895), is hereby incorporated by reference.

     (10)-47 National Surgery Centers, Inc. Amended and Restated 1992 Stock Option Plan, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-59887), is hereby incorporated by reference.

     (10)-48 National Surgery Centers, Inc. 1997 Non-Employee Directors Stock Option Plan, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-59887), is hereby incorporated by reference.

     (10)-49 Employment Agreement, dated April 1, 1998, between HEALTHSOUTH Corporation and James P. Bennett.

     (10)-50 Employment Agreement, dated April 1, 198, between HEALTHSOUTH Corporation and P. Daryl Brown.

     (10)-51 Employment Agreement, dated April 1, 1998, between HEALTHSOUTH Corporation and Thomas W. Carman.

     (10)-52 Employment Agreement, dated April 1, 1998, between HEALTHSOUTH Corporation and Michael D. Martin.

     (10)-53 Employment Agreement, dated April 1, 1998, between HEALTHSOUTH Corporation and Anthony J. Tanner.

     (10)-54 Employment Agreement, dated April 1, 1998, between HEALTHSOUTH Corporation and Patrick A. Foster.

     (10)-55 Employment Agreement, dated April 1, 1998 between HEALTHSOUTH Corporation and Robert E. Thomson.

     (10)-56 Lease Agreement, dated December 18, 1998, between First Security Bank, National Association, as Owner Trustee under the HEALTHSOUTH Corporation Trust 1998-1, as Lessor, and HEALTHSOUTH Corporation, as Lessee.

     (10)-57 Participation Agreement, dated December 18, 1998, among HEALTHSOUTH Corporation as Lessee, First Security Bank, National Association, as Owner Trustee under the HEALTHSOUTH Corporation Trust 1998-1, the Holders and the Lenders Party Thereto From Time to Time, Deutsche Bank A.G. New York Branch and NationsBank, N.A.

     (10)-58 Short Term Credit Agreement, among HEALTHSOUTH Corporation, NationsBank, N.A., NationsBanc Montgomery Securities LLC and the Lenders Party Thereto From Time to Time, dated September 28, 1998.

     (10)-59 Amendment Agreement No. 1 to Short Term Credit Agreement, dated February 17, 1999, among HEALTHSOUTH Corporation, NationsBank, N.A. and the Lenders Party Thereto From Time to Time.

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

         Schedule II:          Valuation and Qualifying Accounts

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

           Column A                   Column B                       Column C                        Column D           Column E

------------------------------------------------------------------------------------------------------------------------------------

                                     Balance at       Additions Charged     Additions Charged
                                    Beginning of        to Costs and       to Other Accounts -     Deductions -        Balance at
          Description                  Period             Expenses              Describe             Describe         End of Period
------------------------------------------------------------------------------------------------------------------------------------
                                                          (In thousands)
Year ended December 31, 1996:
       Allowance for doubtful
       accounts                    $       61,267     $       61,311        $       13,737 (1)   $       59,232 (2)  $       77,083
                                   ==============     ==============        ==============       ==============      ==============

Year ended December 31, 1997:
       Allowance for doubtful
       accounts                    $       77,083     $       74,743        $       43,077 (1)   $       67,331 (2)  $      127,572
                                   ==============     ==============        ==============       ==============      ==============

Year ended December 31, 1998:
       Allowance for doubtful
       accounts                    $      127,572     $      112,202        $       18,524 (1)   $      114,609 (2)  $      143,689
                                   ==============     ==============        ==============       ==============      ==============

-------------------------

(1)    Allowances of acquisitions in years 1996, 1997 and 1998, respectively.

(2)    Write-offs of uncollectible patient accounts receivable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HEALTHSOUTH CORPORATION

                                          By         RICHARD M. SCRUSHY
                                             ----------------------------------
                                                     Richard M. Scrushy,
                                                    Chairman of the Board
                                                 and Chief Executive Officer

                                          Date:   March 31, 1999

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

              Signature                                      Capacity                                Date
               ---------                                      --------                                ----

          RICHARD M. SCRUSHY                            Chairman of the Board                    March 31, 1999
--------------------------------------               and Chief Executive Officer
          Richard M. Scrushy                                and Director


           MICHAEL D. MARTIN                          Executive Vice President                   March 31, 1999
--------------------------------------               and Chief Financial Officer
           Michael D. Martin                                and Director


           WILLIAM T. OWENS                      Group Senior Vice President-Finance             March 31, 1999
--------------------------------------          and Controller (Principal Accounting
           William T. Owens                                   Officer)


            C. SAGE GIVENS                                    Director                           March 31, 1999
--------------------------------------
            C. Sage Givens

        CHARLES W. NEWHALL III                                Director                           March 31, 1999
--------------------------------------
        Charles W. Newhall III

           GEORGE H. STRONG                                   Director                           March 31, 1999
--------------------------------------
           George H. Strong

          PHILLIP C. WATKINS                                  Director                           March 31, 1999
--------------------------------------
          Phillip C. Watkins

          JOHN S. CHAMBERLIN                                  Director                           March 31, 1999
--------------------------------------
          John S. Chamberlin

           ANTHONY J. TANNER                                  Director                           March 31, 1999
--------------------------------------
           Anthony J. Tanner

           JAMES P. BENNETT                                   Director                           March 31, 1999
--------------------------------------
           James P. Bennett

            P. DARYL BROWN                                    Director                           March 31, 1999
--------------------------------------
            P. Daryl Brown

            JOEL C. GORDON                                    Director                           March 31, 1999
--------------------------------------
            Joel C. Gordon

        LARRY D. STRIPLIN, JR.                                Director                           March 31, 1999
--------------------------------------
        Larry D. Striplin, Jr.