Form 10-Q
period 1999-03-31
HEALTHSOUTH CORP
filed 1999-05-17
CIK 785161

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999; or

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

               ONE HEALTHSOUTH PARKWAY, BIRMINGHAM, ALABAMA 35243
              -----------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

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

                          YES [X]           NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                        Outstanding at May 10, 1999
      ------------------------               ---------------------------
      COMMON STOCK, PAR VALUE                     414,726,276 SHARES
         $.01 PER SHARE

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                                      INDEX

PART 1 -- FINANCIAL INFORMATION

                                                                                      Page
                                                                                      ----
Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 1999 (Unaudited)                       3
         and December 31, 1998

         Consolidated Statements of Income (Unaudited) -- Three Months
         Ended March 31, 1999 and 1998                                                  5

         Consolidated Statements of Cash Flows (Unaudited) -- Three Months
         Ended March 31, 1999 and 1998                                                  6

         Notes to Consolidated Financial Statements (Unaudited) -- Three Months
         Ended March 31, 1999 and 1998                                                  8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                            12

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                              19

Item 2.  Changes in Securities                                                          19

Item 6.  Exhibits and Reports on Form 8-K                                               20

PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                         MARCH 31,     DECEMBER 31,
                                           1999            1998
                                       ------------   -------------
                                       (UNAUDITED)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents             $  116,272      $  138,827
 Other marketable securities                3,676           3,686
 Accounts receivable                      976,463         897,901
 Inventories, prepaid expenses, and
   other current assets                   273,042         247,739
 Income tax refund receivable              12,717          58,832
                                       ----------      ----------
               TOTAL CURRENT ASSETS     1,382,170       1,346,985

OTHER ASSETS                              171,138         177,851

PROPERTY, PLANT AND EQUIPMENT--NET      2,337,299       2,288,262

INTANGIBLE ASSETS--NET                  2,929,553       2,959,910
                                       ----------      ----------
                       TOTAL ASSETS    $6,820,160      $6,773,008
                                       ==========      ==========

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)


                                                         MARCH 31,       DECEMBER 31,
                                                           1999             1998
                                                      --------------   --------------
                                                        (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                     $   52,658       $   76,099
   Salaries and wages payable                              122,035          111,243
   Deferred income taxes                                    51,805           37,612
   Accrued interest payable and other liabilities          141,909          126,110
   Current portion of long-term debt                        49,560           49,994
                                                        ----------       ----------
                         TOTAL CURRENT LIABILITIES         417,967          401,058

LONG-TERM DEBT                                           2,769,856        2,780,932

DEFERRED INCOME TAXES                                       39,745           28,856

DEFERRED REVENUE AND OTHER LONG-TERM LIABILITIES            12,166           11,940

MINORITY INTERESTS--LIMITED PARTNERSHIPS                   132,706          127,218

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.10 par value--1,500,000
    shares authorized; issued and outstanding--
    none                                                         0                0
   Common Stock, $.01 par value--600,000,000
    shares authorized; 423,524,000 and 423,178,000
    shares issued at March 31, 1999 and
    December 31, 1998, respectively                          4,235            4,232
   Additional paid-in capital                            2,579,601        2,577,647
   Retained earnings                                       984,183          878,228
   Treasury stock                                         (105,017)         (21,813)
   Receivable from Employee Stock Ownership Plan           (10,169)         (10,169)
   Notes receivable from stockholders                       (5,113)          (5,121)
                                                        ----------       ----------

                        TOTAL STOCKHOLDERS' EQUITY       3,447,720        3,423,004
                                                        ----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $6,820,160       $6,773,008
                                                        ==========       ==========

See accompanying notes.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED - IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                  ---------------------------
                                                       1999           1998
                                                  -------------   -----------
Revenues                                           $1,030,547      $ 938,779

Operating unit expenses                               644,736        580,196
Corporate general and administrative expenses          25,154         27,819
Provision for doubtful accounts                        19,700         21,753
Depreciation and amortization                          94,412         75,461
Interest expense                                       42,727         28,650
Interest income                                        (2,620)        (1,960)
                                                   ----------      ---------
                                                      824,109        731,919
                                                   ----------      ---------
   Income before income taxes and
    minority interests                                206,438        206,860
Provision for income taxes                             71,756         72,575
                                                   ----------      ---------
   Income before minority interests                   134,682        134,285
Minority interests                                    (24,777)       (21,153)
                                                   ----------      ---------
   Net income                                      $  109,905      $ 113,132
                                                   ==========      =========


Weighted average common shares outstanding            419,036        418,923
                                                   ==========      =========

Net income per common share                        $     0.26      $    0.27
                                                   ==========      =========
Weighted average common shares
 outstanding -- assuming dilution                     442,073        432,679
                                                   ==========      =========
Net income per common share --
 assuming dilution                                 $     0.26      $    0.26
                                                   ==========      =========

See accompanying notes.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                  -----------------------------
                                                                       1999            1998
                                                                  -------------   -------------
OPERATING ACTIVITIES
 Net income                                                        $  109,905      $  113,132
 Adjustments   to  reconcile  net  income  to  net
  cash  provided  by  operating activities:
   Depreciation and amortization                                       94,412          75,461
   Provision for doubtful accounts                                     19,700          21,753
   Income applicable to minority interests of
     limited partnerships                                              24,777          21,153
   Provision for deferred income taxes                                 25,081          (2,134)
   Changes in operating assets and liabilities, net of
     effects of acquisitions:
      Accounts receivable                                             (98,142)       (110,076)
      Inventories, prepaid expenses and other current
        assets                                                         20,812         (54,470)
      Accounts payable and accrued expenses                            19,126          44,285
                                                                   ----------      ----------

                                         NET CASH PROVIDED BY
                                         OPERATING ACTIVITIES         215,671         109,104

INVESTING ACTIVITIES
 Purchase of property, plant and equipment                           (102,083)       (193,353)
 Proceeds from sale of property, plant and equipment                    3,488              --
 Additions to intangible assets, net of effects of
   acquisitions                                                        (5,186)        (10,040)
 Assets obtained through acquisitions, net of liabilities
   assumed                                                             (2,834)        (73,799)
 Payments on purchase accounting and restructuring accruals           (16,330)       (182,256)
 Changes in other assets                                                3,225          (4,058)
 Proceeds received on sale of other marketable
   securities                                                              10          10,030
                                                                   ----------      ----------

                                             NET CASH USED IN
                                         INVESTING ACTIVITIES        (119,710)       (453,476)


                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           (UNAUDITED - IN THOUSANDS)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                         1999          1998
                                                     ------------ -------------
FINANCING ACTIVITIES
 Proceeds from borrowings                             $   50,464   $  989,659
 Principal payments on long-term debt                    (63,186)    (617,405)
 Proceeds from exercise of options                         1,957       38,987
 Purchase of treasury stock                              (83,204)           -
 Reduction in receivable from Employee Stock
   Ownership Plan                                              -        2,078
 Decrease in loans to stockholders                             8          186
 Proceeds from investment by minority interests            2,562          765
 Purchase of limited partnership units                    (4,222)           -
 Payment of cash distributions to limited partners       (22,895)     (14,908)
                                                         -------     --------

                    NET CASH (USED IN) PROVIDED BY
                              FINANCING ACTIVITIES      (118,516)     399,362
                                                        --------     --------

                   (DECREASE) INCREASE IN CASH AND
                                  CASH EQUIVALENTS       (22,555)      54,990

Cash and cash equivalents at beginning of period         138,827      162,992
                                                        --------     --------

                         CASH AND CASH EQUIVALENTS
                                  AT END OF PERIOD    $  116,272   $  217,982
                                                      ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
   Interest                                           $   21,044   $   24,144
   Income taxes                                           11,802      172,491


Non-cash financing activities:

The Company received a tax benefit from the disqualifying disposition of incentive stock options of $14,697,000 for the three months ended March 31, 1998.


See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

NOTE 1 --   The  accompanying  consolidated  financial  statements  include  the
            accounts  of  HEALTHSOUTH   Corporation   (the  "Company")  and  its
            subsidiaries.  This  information  should be read in conjunction with the  Company's  Annual Report on Form 10-K for the fiscal year ended
            December 31, 1998. It is management's  opinion that the accompanying consolidated financial statements reflect all adjustments (which are
            normal  recurring   adjustments,   except  as  otherwise  indicated)
            necessary for a fair presentation of the results for the interim period and the comparable period presented.

NOTE 2 --   The Company has a  $1,750,000,000  revolving  credit  facility  with
            NationsBank, N.A. ("NationsBank") and other participating banks (the
            "1998  Credit  Agreement").  The 1998  Credit  Agreement  replaced a
            previous  $1,250,000,000  revolving  credit  agreement,   also  with
            NationsBank.  In  conjunction  with the 1998 Credit  Agreement,  the
            Company also canceled its $350,000,000 364-day interim revolving credit facility with NationsBank. Interest on the 1998 Credit
            Agreement is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. The
            Company is required to pay a fee based on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on June 22, 2003. The Company has provided a negative pledge on all assets under the 1998 Credit Agreement. At March 31, 1999, the effective interest rate associated with the 1998 Credit Agreement was approximately 5.6%.

            The Company also has a Short Term Credit Agreement with NationsBank (as amended, the "Short Term Credit Agreement"), providing for a $500,000,000 short term revolving credit facility. The terms of the Short Term Credit Agreement are substantially consistent with those of the 1998 Credit Agreement. Interest on the Short Term Credit Agreement is paid based on LIBOR plus a predetermined margin or a base rate. The Company is required to pay a fee on the unused portion of the credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on February 15, 2000, with an earlier repayment required in the event that the Company consummates any public offering or private placement of debt securities. At March 31, 1999, the Company had not drawn down any amounts under the Short Term Credit Agreement.

            On March 24, 1994, the Company issued $250,000,000 principal amount of 9.5% Senior Subordinated Notes due 2001 (the "Notes"). Interest is payable on April 1 and October 1. The Notes are senior subordinated obligations of the Company and, as such, are subordinated to all existing and future senior indebtedness of the Company, and also are effectively subordinated to all existing and future liabilities of the Company's subsidiaries and partnerships. The Notes mature on April 1, 2001.

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

            At March 31, 1999, and December 31, 1998, long-term debt consisted of the following:

                                                                   March 31,        December 31,
                                                                      1999             1998
                                                                  -------------    -------------
                                                                         (in thousands)

                Advances under the 1998 Credit Agreement           $ 1,325,000     $ 1,325,000
                9.5% Senior Subordinated Notes due 2001                250,000         250,000
                3.25% Convertible Subordinated Debentures
                     due 2003                                          567,750         567,750
                6.875% Senior Notes due 2005                           250,000         250,000
                7.0% Senior Notes due 2008                             250,000         250,000
                Other long-term debt                                   176,666         188,176
                                                                ---------------   -------------
                                                                     2,819,416       2,830,926
                Less amounts due within one year                        49,560          49,994
                                                                ---------------   -------------
                                                                   $ 2,769,856     $ 2,780,932
                                                                ===============   =============


NOTE  3  -- During the first  three  months of 1999,  the Company  acquired  two outpatient rehabilitation facilities and six outpatient surgery centers. The total purchase price of these acquired facilities was approximately $2,833,000. The Company also entered into non-compete agreements totaling approximately $260,000 in connection with these transactions. The cost in excess of the acquired facilities' net asset value was approximately $2,834,000. The results of operations (not material individually or in the aggregate) of these acquisitions are included in the consolidated financial statements from their respective acquisition dates. Subsequent to the end of the quarter, but effective as of March 31, the Company acquired an additional 16 outpatient rehabilitation facilities in a transaction valued at $14,000,000 and entered into non-compete agreements totaling $2,000,000 in connection therewith.

            On April 27, 1999, the Company entered into a definitive asset purchase agreement to acquire from Mariner Post-Acute Network, Inc. ("MPN") substantially all of the assets of MPN's American Rehability Services division, which operates outpatient rehabilitation centers in 18 states. The acquisition will be accounted for as a purchase. The transaction, which does not involve the assumption of liabilities, is valued at $55,000,000. Consummation of the transaction is subject to various regulatory approvals, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and to the satisfaction of certain other conditions. The Company currently anticipates that the transaction will be consummated in the second quarter of 1999.

NOTE 4 --   During  1998,  the Company  recorded  impairment  and  restructuring charges related to the Company's decision to dispose of or otherwise discontinue  substantially  all of its home health operations and to close  certain  facilities  that  do  not  fit  with  the  Company's strategic  vision,  underperforming  facilities  and  facilities not located in target markets. The home health operations covered by the plan  were  closed  by  December  31,  1998.  As of  May  12,  1999,
            approximately   84%  of  the  other  locations   identified  in  the
            restructuring plan had been closed.

            Details of the impairment and restructuring charge activity for the first quarter of 1999 are as follows:

                                                       Balance at                      Balance at
                                                        12/31/98        Activity        03/31/99
                                                      --------------  -------------- ------------
                                                                      (in thousands)
                Impairment of assets:
                     Property, plant and equipment          $19,380          $3,488      $15,892
                Lease abandonment costs                      49,476           1,502       47,974
                Severance packages                            1,274              63        1,211
                Other incremental costs                      16,404             536       15,868
                                                      --------------  -------------- ------------
                                                            $86,534          $5,589      $80,945
                                                      ==============  ============== ============

            Of the remaining balance at March 31, 1999, $15,892,000 is included as other assets and the remaining $65,053,000 is included in accrued interest payable and other liabilities in the accompanying balance sheet.

NOTE 5 --   The Company has adopted the  provisions  of  Statement  of Financial
            Accounting  Standards ("SFAS") No. 131,  "Disclosures about Segments of an  Enterprise  and Related  Information".  SFAS 131 requires the utilization  of a  "management  approach"  to define  and report the financial  results of operating  segments.  The management  approach defines  operating  segments  along the lines used by  management to assess  performance  and  make  operating  and  resource  allocation decisions.  The Company has aggregated the financial  results of its outpatient rehabilitation facilities, outpatient surgery centers and outpatient  diagnostic centers into the outpatient services segment.
            These   three   types   of   facilities    have   common    economic
            characteristics,  provide similar services, serve a similar class of customers,  cross-utilize  administrative  services  and  operate in
            similar   regulatory   environment.   In  addition,   the  Company's
            integrated service model strategy combines these services in a seamless environment for the delivery of patient care on an episodic basis.

            Operating results and other financial data are presented for the principal operating segments as follows:


                                                                     Three Months Ended March 31,
                                                                       1999              1998
                                                                   ---------------    -----------
                                                                            (In thousands)
                 Revenues:
                     Inpatient and other clinical services           $   486,504         $ 472,391
                     Outpatient services                                 529,705           453,442
                                                                     -----------         ---------
                                                                       1,016,209           925,833
                     Unallocated corporate office                         14,338            12,946
                                                                     -----------         ---------
                 Consolidated revenues                               $ 1,030,547         $ 938,779
                                                                     ===========         =========
                 Income before minority interests and income taxes:
                     Inpatient and other clinical services           $   108,769         $ 100,549
                     Outpatient services                                 159,943           148,913
                                                                     -----------         ---------
                                                                         268,712           249,462
                     Unallocated corporate office                        (62,274)          (42,602)
                                                                     -----------         ---------
                 Consolidated income before minority interests
                 and income taxes                                    $   206,438         $ 206,860
                                                                     ===========         =========

NOTE 6 --   During  the  first  three  months  of  1999,  the  Company   granted
            nonqualified stock options to certain Directors, employees and others for 3,782,000 shares of Common Stock at exercise prices ranging from $11.00 to $15.94 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company provides outpatient and rehabilitative healthcare services through its inpatient and outpatient rehabilitation facilities, surgery centers, diagnostic centers and medical centers. The Company has expanded its operations through the acquisition or opening of new facilities and satellite locations and by enhancing its existing operations. As of March 31, 1999, the Company had nearly 1,900 locations in 50 states, the United Kingdom and Australia (excluding facilities being closed, consolidated or held for sale), including approximately 1,214 outpatient rehabilitation locations, 128 inpatient rehabilitation facilities, four medical centers, 222 surgery centers, 119 diagnostic centers and 119 occupational health centers.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1999

         The Company's operations generated revenues of $1,030,547,000 for the quarter ended March 31, 1999, an increase of $91,768,000, or 9.8%, as compared to the same period in 1998. The increase in revenues is primarily attributable to increases in patient volume and the addition of new outpatient, inpatient, diagnostic and surgery centers. Same store revenues for the quarter ended March 31, 1999, excluding discontinued home health operations in both periods, were $959,244,000, an increase of $47,800,000, or 5.2%, as compared to the same period in 1998. New store revenues were $68,773,000. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 33.6% and 2.2% of revenue for the first quarter of 1999, compared to 35.4% and 2.7% for the same period in 1998. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During the first quarter of 1999, same store outpatient visits, inpatient days, surgical cases and diagnostic cases increased 15.1%, 7.1%, 6.5% and 11.8%, respectively. Revenue per outpatient visit, inpatient day, surgical case and diagnostic case for same store operations decreased by 2.9%, 3.5%, 1.8% and 3.1%, respectively.

          Operating expenses, at the operating unit level, were $644,736,000, or 62.6% of revenues, for the quarter ended March 31, 1999, compared to 61.8% of revenues for the first quarter of 1998. Same store operating expenses, excluding discontinued home health operations, were $596,905,000, or 62.2% of comparable revenue. New store operating expenses were $43,940,000, or 63.9% of comparable revenue. Corporate general and administrative expenses decreased from $27,819,000 during the 1998 quarter to $25,154,000 during the 1999 quarter. As a percentage of revenue, corporate general and administrative expenses decreased from 3.0% during the 1998 quarter to 2.4% in 1999 quarter. The provision for doubtful accounts was $19,700,000, or 1.9% of revenues, for the first quarter of 1999, compared to $21,753,000, or 2.3% of revenues, for the same period in 1998. Management believes that this provision is adequate to cover any uncollectible revenues.

         Depreciation and amortization expense was $94,412,000 for the quarter ended March 31, 1999, compared to $75,461,000 for the same period in 1998. The increase represents the investment in additional assets by the Company. Interest expense was $42,727,000 for the quarter ended March 31, 1999, compared to $28,650,000 for the quarter ended March 31, 1998. For the first quarter of 1999, interest income was $2,620,000, compared to $1,960,000 for the first quarter of 1998.

         Income before minority interests and income taxes for the first quarter of 1999 was $206,438,000, compared to $206,860,000 for the same period in 1998.
Minority interests decreased income before income taxes by $24,777,000 for the quarter ended March 31, 1999, compared to decreasing income before income taxes by $21,153,000 for the first quarter of 1998. The provision for income taxes for the first quarter of 1999 was $71,756,000, compared to $72,575,000 for the same period in 1998. The effective tax rates for the quarters ended March 31, 1999 and 1998 were 39.5% and 39.1%, respectively. Net income for the first quarter of 1999 was $109,905,000, compared to $113,132,000 for the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, the Company had working capital of $964,203,000, including cash and marketable securities of $119,948,000. Working capital at December 31, 1998, was $945,927,000, including cash and marketable securities of $142,513,000. For the first three months of 1999, cash provided by operations was $215,671,000, compared to $109,104,000 for the same period in 1998. Additions to property, plant, and equipment and acquisitions accounted for $102,083,000 and $2,834,000, respectively, during the first three months of 1999. Those same investing activities accounted for $193,353,000 and $73,799,000, respectively, in the same period in 1998. Financing activities used $118,516,000 and provided $399,362,000 during the first three months of 1999 and 1998, respectively. Net borrowing (reductions) proceeds (borrowing less principal reductions) for the first three months of 1999 and 1998 were $(12,722,000) and $372,254,000, respectively.

         Accounts receivable were $976,463,000 at March 31, 1999, compared to $897,901,000 at December 31, 1998. The number of days of average revenues in ending receivables at March 31, 1999, was 85.3, compared to 81.8 days of average revenues in ending receivables at December 31, 1998. The concentration of net accounts receivable from patients, third-party payors, insurance companies and others at March 31, 1999, is consistent with the related concentration of revenues for the period then ended.

         The Company has a $1,750,000,000 revolving credit facility with NationsBank, N.A. ("NationsBank") and other participating banks (the "1998 Credit Agreement"). The 1998 Credit Agreement replaced a previous $1,250,000,000 revolving credit agreement, also with NationsBank. In conjunction with the 1998 Credit Agreement, the Company also canceled its $350,000,000 364-day interim revolving credit facility with NationsBank. Interest on the 1998 Credit Agreement is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. The Company is required to pay a fee based on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on June 22, 2003. The Company has provided a negative pledge on all assets under the 1998 Credit Agreement. The effective interest rate on the average outstanding balance under the 1998 Credit Agreement was 5.6% for the three months ended March 31, 1999, compared to the average prime rate of 7.8% during the same period. At March 31, 1999, the Company had drawn $1,325,000,000 under the 1998 Credit Agreement.

         The Company also has a Short Term Credit Agreement with NationsBank (as amended, the "Short Term Credit Agreement"), providing for a $500,000,000 short term revolving credit facility. The terms of the Short Term Credit Agreement are substantially consistent with those of the 1998 Credit Agreement. Interest on the Short Term Credit Agreement is paid based on LIBOR plus a predetermined margin or a base rate. The Company is required to pay a fee on the unused portion of the credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on February 15, 2000, with an earlier repayment required in the event that the Company consummates any public offering or private placement of debt securities. At March 31, 1999, the Company had not drawn down any amounts under the Short Term Credit Agreement.

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

         On February 8, 1999, the Company announced a plan to repurchase up to 70,000,000 shares of its common stock over the next 36 months through open market purchases, block trades or privately negotiated transactions. Through the first three months of 1999, the Company had repurchased 6,918,000 shares.

         On April 27, 1999, the Company entered into a definitive asset purchase agreement to acquire from Mariner Post-Acute Network, Inc. ("MPN") substantially all of the assets of MPN's American Rehability Services division, which operates outpatient rehabilitation facilities in 18 states. The acquisition will be accounted for as a purchase. The transaction, which does not involve the assumption of liabilities, is valued at $55,000,000. Consummation of the transaction is subject to various regulatory approvals, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and to the satisfaction of certain other conditions. The Company currently anticipates that the transaction will be consummated in the second quarter of 1999.

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

         Although the Company is continually considering and evaluating acquisitions and opportunities for future growth, the Company has not entered into any agreements with respect to material future acquisitions except as described above. The Company believes that existing cash, cash flow from operations, and borrowings under existing credit facilities will be sufficient to satisfy the Company's estimated cash requirements for the next twelve months and for the reasonably foreseeable future.

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

         The Company's investment in marketable securities was $3,676,000 at March 31, 1999, which represents less than 1% of total assets at that date. These securities are generally short-term, highly liquid instruments and, accordingly, their fair value approximates cost. Earnings on investments in marketable securities are not significant to the Company's results of operations, and therefore any changes in interest rates would have a minimal impact on future pre-tax earnings.

         With respect to the Company's interest-bearing liabilities, approximately $1,325,000,000 in long-term debt at March 31, 1999 is subject to variable rates of interest, while the remaining balance in long-term debt of $1,494,416,000 is subject to fixed rates of interest (see Note 2 of "Notes to Consolidated Financial Statements" for further description). This compares to $1,325,000,000 in long-term debt subject to variable rates of interest and $1,505,926,000 in long-term debt subject to fixed rates of interest at December 31, 1998. The fair value of the Company's total long-term debt, based on discounted cash flow analyses, except for the 3.25% Convertible Debentures, approximates its carrying value at March 31, 1999 and December 31, 1998. The fair value of the 3.25% Convertible Debentures was approximately $476,000,000 and $483,000,000 at March 31, 1999 and December 31, 1998, respectively. Based on a hypothetical 1% increase in interest rates, the potential losses in future annual pre-tax earnings would be approximately $13,250,000. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined considering the impact of the hypothetical interest rates on the Company's borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

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

         The Company's review of its internally maintained mission-critical applications revealed that such applications contained very few date-sensitive calculations. The revisions to these applications have been completed and tested. Implementation was completed during the first quarter of 1999 at a cost of approximately $150,000.

         The Company's general business applications are licensed from and maintained by the same vendor. All such applications are already year 2000 compliant. The coding and testing of all of the Company's other externally maintained mission-critical applications for year 2000 compliance was completed during 1998. Installation of certain applications is still in process and is expected to be completed by June 30, 1999. The total cost of such installation is estimated to be approximately $1,500,000.

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

         The Company has engaged an independent contractor to inventory and test all of its computer hardware for year 2000 compliance at an estimated cost of $800,000 to $1,000,000. The contractor has completed site visits to each of the Company's locations with over five processors. The Company has received the data from the site visits and is currently determining an appropriate remediation plan. The preliminary estimate of the range of cost to complete a remediation plan is approximately $25,000,000 to $30,000,000. The contractor has sent diskettes containing test programs to each of the Company's locations with five or fewer processors. Data from these locations are currently being analyzed and an appropriate remediation plan is being developed. The cost of remediation for those facilities with five or fewer processors cannot be estimated until the analysis is complete.

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

         The Company has also sent inquiries to its significant third-party payors. Responses have been received from payors representing over 86% of the Company's revenues. Such responses indicate that these payors' systems will be year 2000 compliant. Third requests have been mailed to non-respondents. The Company will continue to evaluate year 2000 risks with respect to such payors as additional responses are received. In that connection, it should be noted that substantially all of the Company's revenues are derived from reimbursement by governmental and private third-party payors, and that the Company is dependent upon such payors' evaluation of their year 2000 compliance status to assess such risks. If such payors are incorrect in their evaluation of their own year 2000 compliance status, this could result in delays or errors in reimbursement to the Company by such payors, the effects of which could be material to the Company.

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

PART II -- OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS.

         The Company was served with certain lawsuits filed beginning September 30, 1998 purporting to be class actions under the federal and Alabama securities laws. Such lawsuits were filed following a decline in the Company's stock price at the end of the third quarter of 1998. Seven such suits were filed in the United States District Court for the Northern District of Alabama. In January 1999, those suits were ordered to be consolidated under the case style In re HEALTHSOUTH Corporation Securities Litigation, Master File No. CV98-O-2634-S. On April 12, 1999, the plaintiffs filed a consolidated amended complaint against the Company and certain of its current and former officers and directors alleging that, during the period April 24, 1997 through September 30, 1998, the defendants misrepresented or failed to disclose certain material facts concerning the Company's business and financial condition and the impact of the Balanced Budget Act of 1997 on the Company's operations in order to artificially inflate the price of the Company's Common Stock and issued or sold shares of such stock during the purported class period, all allegedly in violation of
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Certain of the named plaintiffs in the consolidated amended complaint also purport to represent separate subclasses consisting of former stockholders of Horizon/CMS Healthcare Corporation and National Surgery Centers, Inc. who received shares of the Company's Common Stock in connection with the Company's acquisition of those entities and assert additional claims under Section 11 of the Securities Act of 1933 with respect to the registration of securities issued in those acquisitions.

         Another suit, Peter J. Petrunya v. HEALTHSOUTH Corporation, et al., Civil Action No. 98-05931, was filed in the Circuit Court for Jefferson County, Alabama, alleging that during the period July 16, 1996 through September 30, 1998 the defendants misrepresented or failed to disclose certain material facts concerning the Company's business and financial condition, allegedly in violation of Sections 8-6-17 and 8-6-19 of the Alabama Securities Act. The Petrunya complaint was voluntarily dismissed by the plaintiff without prejudice in January 1999. Additionally, a suit styled Dennis Family Trust v. Richard M. Scrushy, et al., Civil Action No. 98-06592, has been filed in the Circuit Court for Jefferson County, Alabama, purportedly as a derivative action on behalf of the Company. That suit largely replicates the allegations originally set forth in the individual complaints filed in the federal actions described in the preceding paragraph and alleges that the current directors of the Company, certain former directors and certain officers of the Company breached their fiduciary duties to the Company and engaged in other allegedly tortious conduct. The plaintiff in that case has forborne pursuing its claim thus far pending further developments in the federal action, and the Company has not yet been required to file a responsive pleading in the case.

         The Company is due to file its initial response to the consolidated amended complaint in the federal action in late May. The Company believes that all claims asserted in the above suits are without merit, and expects to vigorously defend against such claims. Because such suits have only recently been filed, the Company cannot currently predict the outcome of any such suits or the magnitude of any potential loss if the Company's defense is unsuccessful.

Item 2.           CHANGES IN SECURITIES.

(c)      Recent Sales of Unregistered Securities

                  The Company had no sales of unregistered securities during the three months ended March 31, 1999.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

                  11.  Computation of Income Per Share (unaudited)
                  27.  Financial Data Schedule

(b)      Reports on Form 8-K

                  The Company filed no Current Reports on Form 8-K during the three months ended March 31, 1999.

         No other items of Part II are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-Q.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HEALTHSOUTH CORPORATION
                                     ------------------------------------
                                          (Registrant)

Date:  May 14, 1999                       /s/  RICHARD M. SCRUSHY
                                     ------------------------------------
                                            Richard M. Scrushy
                                        Chairman of the Board and
                                          Chief Executive Officer

Date:  May 14, 1999                        /s/  MICHAEL D. MARTIN
                                     ------------------------------------
                                               Michael D. Martin
                                        Executive Vice President and
                                            Chief Financial Officer