Form 10-Q
period 1999-06-30
HEALTHSOUTH CORP
filed 1999-08-16
CIK 785161

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
         _____________.

Commission File Number 1-10315


                             HEALTHSOUTH CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



            Delaware                                        63-0860407
-------------------------------                          -----------------
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

                                 YES X      NO
                                    ----      ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at August 9, 1999
    -----------------------                    -----------------------------
    COMMON STOCK, PAR VALUE                          414,958,784 SHARES
        $.01 PER SHARE

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART 1 -- FINANCIAL INFORMATION

                                                                                            Page
                                                                                            ----
ITEM I.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets -- June 30, 1999 (Unaudited)                            3
         and December 31, 1998

         Consolidated Statements of Income (Unaudited) -- Three Months and Six               5
         Months Ended June 30, 1999 and 1998

         Consolidated Statements of Cash Flows (Unaudited) -- Six Months                     6
         Ended June 30, 1999 and 1998

         Notes to Consolidated Financial Statements (Unaudited) -- Three                     8
         Months and Six Months Ended June 30, 1999 and 1998

Item 2.  Management's Discussion and Analysis of Financial                                  12
         Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                                  20

Item 2.  Changes in Securities                                                              21

Item 4.  Submission of Matters to a Vote of Security Holders                                21

Item 6.  Exhibits and Reports on Form 8-K                                                   22

PART I -- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                       JUNE 30,                  DECEMBER 31,
                                                                                         1999                        1998
                                                                                  ------------------          ------------------
                                                                                     (Unaudited)
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                 $           166,603         $           138,827
      Other marketable securities                                                             3,641                       3,686
      Accounts receivable                                                                 1,084,837                     897,901
      Inventories, prepaid expenses, and
          other current assets                                                              303,925                     247,739
      Income tax refund receivable                                                           35,379                      58,832
                                                                                  ------------------          ------------------
                                                      TOTAL CURRENT ASSETS                1,594,385                   1,346,985

OTHER ASSETS                                                                                198,764                     177,851

PROPERTY, PLANT AND EQUIPMENT--NET                                                        2,322,599                   2,288,262

INTANGIBLE ASSETS--NET                                                                    2,954,177                   2,959,910
                                                                                  ------------------          ------------------

                                                              TOTAL ASSETS      $         7,069,925         $         6,773,008
                                                                                  ==================          ==================

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                                       JUNE 30,                  DECEMBER 31,
                                                                                         1999                        1998
                                                                                  ------------------          ------------------
                                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                          $           114,943         $            76,099
      Salaries and wages payable                                                            116,579                     111,243
      Deferred income taxes                                                                  49,478                      37,612
      Accrued interest payable and other liabilities                                        130,281                     126,110
      Current portion of long-term debt                                                      49,335                      49,994
                                                                                  ------------------          ------------------
                                                 TOTAL CURRENT LIABILITIES                  460,616                     401,058

LONG-TERM DEBT                                                                            2,849,646                   2,780,932

DEFERRED INCOME TAXES                                                                        63,379                      28,856

DEFERRED REVENUE AND OTHER LONG-TERM LIABILITIES                                                791                      11,940

MINORITY INTERESTS--LIMITED PARTNERSHIPS                                                    136,111                     127,218

STOCKHOLDERS' EQUITY:
      Preferred Stock, $.10 par value--1,500,000
          shares authorized; issued and outstanding--
          none                                                                                    0                           0
      Common Stock, $.01 par value--600,000,000
          shares authorized; 423,874,000 and 423,178,000
          shares issued at June 30, 1999 and
          December 31, 1998, respectively                                                     4,239                       4,232
      Additional paid-in capital                                                          2,581,446                   2,577,647
      Retained earnings                                                                   1,098,188                     878,228
      Treasury stock                                                                       (111,478)                    (21,813)
      Receivable from Employee Stock Ownership Plan                                          (7,898)                    (10,169)
      Notes receivable from stockholders                                                     (5,115)                     (5,121)
                                                                                  ------------------          ------------------

                                                TOTAL STOCKHOLDERS' EQUITY                3,559,382                   3,423,004
                                                                                  ------------------          ------------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $         7,069,925         $         6,773,008
                                                                                  ==================          ==================


See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED - IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                            THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                                 JUNE 30,                                   JUNE 30,
                                                  ---------------------------------------    ---------------------------------------
                                                       1999                   1998                1999                   1998
                                                  ----------------       ----------------    ----------------       ----------------
Revenues                                        $       1,047,632      $         979,064   $       2,078,179      $       1,917,844

Operating unit expenses                                   649,413                599,474           1,294,150              1,179,672
Corporate general and administrative expenses              31,300                 27,699              56,454                 55,518
Provision for doubtful accounts                            19,262                 23,809              38,961                 45,561
Depreciation and amortization                              95,881                 82,576             190,293                158,037
Interest expense                                           41,795                 28,927              84,522                 57,576
Interest income                                            (2,469)                (3,179)             (5,090)                (5,140)
                                                  ----------------       ----------------    ----------------       ----------------
                                                          835,182                759,306           1,659,290              1,491,224
                                                  ----------------       ----------------    ----------------       ----------------
      Income before income taxes and
           minority interests                             212,450                219,758             418,889                426,620
Provision for income taxes                                 74,433                 78,002             146,189                150,578
                                                  ----------------       ----------------    ----------------       ----------------
      Income before minority interests                    138,017                141,756             272,700                276,042
Minority interests                                        (24,012)               (20,156)            (48,788)               (41,308)
                                                  ----------------       ----------------    ----------------       ----------------

      Net income                                $         114,005      $         121,600   $         223,912      $         234,734
                                                  ================       ================    ================       ================



Weighted average common shares outstanding                414,193                421,055             416,600                419,966
                                                  ================       ================    ================       ================


Net income per common share                     $            0.28      $            0.29   $            0.54      $            0.56
                                                  ================       ================    ================       ================

Weighted average common shares
      outstanding -- assuming dilution                    437,933                448,642             440,129                440,674
                                                  ================       ================    ================       ================

Net income per common share --
      assuming dilution                         $            0.27      $            0.28   $            0.52      $            0.54
                                                  ================       ================    ================       ================



See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)


                                                                                          SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                 ----------------------------------
                                                                                      1999               1998
                                                                                 ---------------    ---------------
OPERATING ACTIVITIES
    Net income                                                                        $ 223,912          $ 234,734
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                                   190,293            158,037
        Provision for doubtful accounts                                                  38,961             45,561
        Income applicable to minority interests of
           limited partnerships                                                          48,788             41,308
        Provision for deferred income taxes                                              46,389              9,022
        Changes in operating assets and liabilities, net of effects of acquisitions:
              Accounts receivable                                                      (219,386)          (181,265)
              Inventories, prepaid expenses and other current
                 assets                                                                 (32,668)           (69,020)
              Accounts payable and accrued expenses                                      62,218               (876)
                                                                                 ---------------    ---------------
                                                            NET CASH PROVIDED BY
                                                            OPERATING ACTIVITIES        358,507            237,501
INVESTING ACTIVITIES
    Purchases of property, plant and equipment                                         (159,481)          (298,744)
    Additions to intangible assets, net of effects of
      acquisitions                                                                      (13,964)           (25,920)
    Assets obtained through acquisitions, net of liabilities
      assumed                                                                           (79,143)          (187,138)
    Payments on purchase accounting accruals                                            (16,706)          (274,507)
    Proceeds from sale of assets held for sale                                            3,563                  -
    Changes in other assets                                                              (4,968)           (22,153)
    Proceeds received on sale of other marketable
      securities                                                                             45             14,870
                                                                                 ---------------    ---------------

                                                                NET CASH USED IN
                                                            INVESTING ACTIVITIES       (270,654)          (793,592)


                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           (UNAUDITED - IN THOUSANDS)



                                                                                          SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                 ----------------------------------
                                                                                      1999               1998
                                                                                 ---------------    ---------------
FINANCING ACTIVITIES
    Proceeds from borrowings                                                         $  141,968       $  1,678,920
    Principal payments on long-term debt                                                (73,182)        (1,085,720)
    Proceeds from exercise of options                                                     3,806             53,060
    Purchase of treasury stock                                                          (89,665)                 -
    Reduction in receivable from Employee Stock
      Ownership Plan                                                                      2,271              2,078
    Decrease in loans to stockholders                                                         6                236
    Proceeds from investment by minority interests                                        2,562              1,115
    Purchase of limited partnership units                                                (3,952)            (1,658)
    Payment of cash distributions to limited partners                                   (43,891)           (37,953)
                                                                                 ---------------    ---------------
                                                  NET CASH (USED IN) PROVIDED BY
                                                            FINANCING ACTIVITIES        (60,077)           610,078
                                                                                 ---------------    ---------------

                                                           INCREASE  IN CASH AND
                                                                CASH EQUIVALENTS         27,776             53,987

    Cash and cash equivalents at beginning of period                                    138,827            162,992
                                                                                 ---------------    ---------------
                                                       CASH AND CASH EQUIVALENTS
                                                                AT END OF PERIOD    $   166,603        $   216,979
                                                                                 ===============    ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the year for:
      Interest                                                                      $    84,449        $   62,643
      Income taxes                                                                       72,952           267,178




Non-cash investing activities:
   During 1998, the Company issued 699,000 shares of its common stock with a market value of $19,397,000 as consideration for acquisitions accounted for as purchases.

Non-cash financing activities:
   The Company received a tax benefit from the disqualifying disposition of incentive stock options of $17,691,000 for the six months ended June 30, 1998.

See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998


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

NOTE  2  --       The Company has  a  $1,750,000,000  revolving  credit facility with NationsBank, N.A. ("NationsBank") and other participating banks (the "1998 Credit Agreement"). The 1998 Credit Agreement replaced a previous $1,250,000,000 revolving credit agreement, also with NationsBank. In conjunction with the 1998 Credit
                  Agreement, the Company also canceled its $350,000,000 364-day interim revolving credit facility with NationsBank. Interest on the 1998 Credit Agreement is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. The Company is required to pay a fee based on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on June 22, 2003. The Company has provided a negative pledge on all assets under the 1998 Credit Agreement. At June 30, 1999, the effective interest rate associated with the 1998 Credit
                  Agreement was approximately 5.5%.

                  The Company also has a Short Term Credit Agreement with NationsBank (as amended, the "Short Term Credit Agreement"), providing for a $500,000,000 short term revolving credit facility. The terms of the Short Term Credit Agreement are substantially consistent with those of the 1998 Credit Agreement. Interest on the Short Term Credit Agreement is paid based on LIBOR plus a predetermined margin or a base rate. The Company is required to pay a fee on the unused portion of the credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on February 15, 2000, with an earlier repayment required in the event that the Company consummates any public offering or private placement of debt securities. At June 30, 1999, the Company had not drawn down any amounts under the Short Term Credit Agreement.

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

                  On June 22, 1998,  the Company issued  $250,000,000  in 6.875%
                  Senior Notes due 2005 and $250,000,000 in 7.0% Senior Notes due 2008 (collectively, the "Senior Notes"). Interest is payable on June 15 and December 15. The Senior Notes are unsecured, unsubordinated obligations of the Company. The net proceeds from the issuance of the Senior Notes were used by the Company to pay down indebtedness outstanding under its existing credit facilities.

                  At June 30, 1999, and December 31, 1998, long-term debt consisted of the following:

                                                                           June 30,            December 31,
                                                                             1999                  1998
                                                                       -----------------     -----------------
                                                                                   (In thousands)
                Advances under the 1998 Credit Agreement                    $ 1,390,000           $ 1,325,000
                9.5% Senior Subordinated Notes due 2001                         250,000               250,000
                3.25% Convertible Subordinated Debentures
                     due 2003                                                   567,750               567,750
                6.875% Senior Notes due 2005                                    250,000               250,000
                7.0% Senior Notes due 2008                                      250,000               250,000
                Other long-term debt                                            191,231               188,176
                                                                       -----------------     -----------------
                                                                              2,898,981             2,830,926
                Less amounts due within one year                                 49,335                49,994
                                                                       -----------------     -----------------
                                                                            $ 2,849,646           $ 2,780,932
                                                                       =================     =================


NOTE 3 --         During  the  first  six  months  of 1999, the Company acquired four outpatient rehabilitation facilities and seven outpatient surgery centers. The total purchase price of the acquired facilities was approximately $24,622,000. The Company also entered into non-compete agreements totaling approximately
                  $2,498,000 in connection with these transactions.

                  On June 29, 1999, the Company acquired from Mariner Post-Acute Network, Inc. ("MPN") substantially all of the assets of MPN's American Rehability Services division, which operated approximately 160 outpatient rehabilitation centers in 18 states. The net cash purchase price was approximately $54,521,000.

                  The cost in excess of the acquired facilities' net asset value was approximately $58,991,000. The results of operations (not material individually or in the aggregate) of these acquisitions are included in the consolidated financial statements from their respective acquisition dates.

NOTE 4  --        During 1998, the Company recorded impairment and restructuring charges  related to the  Company's  decision  to dispose of or otherwise  discontinue  substantially  all of its home  health operations  and to close  certain  facilities  that do not fit
                  with   the   Company's   strategic   vision,   underperforming
                  facilities and facilities not located in target markets. The home health operations covered by the plan were closed by December 31, 1998. As of July 31, 1999 approximately 90% of the other locations identified in the restructuring plan had been closed.

                  Details of the impairment and restructuring charge through the second quarter of 1999 are as follows:

                                                          Balance at                           Balance at
                                                           12/31/98          Activity           06/30/99
                                                        ---------------    --------------    ---------------
                                                                           (In thousands)
                Impairment of assets:
                     Property, plant and equipment        $     19,380        $    4,128         $   15,252
                Lease abandonment costs                         49,476             3,796             45,680
                Severance packages                               1,274             1,274                  0
                Other incremental costs                         16,404             2,767             13,637
                                                        ---------------    --------------    ---------------
                                                          $     86,534        $   11,965          $  74,569
                                                        ===============    ==============    ===============


                  Of the remaining balance at June 30, 1999, $15,252,000 is included as other assets and the remaining $59,317,000 is included in accrued interest payable and other liabilities in the accompanying balance sheet.

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

                  Operating results and other financial data are presented for the principal operating segments as follows:

                                                                               Three Months Ended
                                                                                     June 30,
                                                                            1999                 1998
                                                                      -----------------    -----------------
                                                                                 (In thousands)
                 Revenues:
                     Inpatient and other clinical services                $    490,766          $   460,569
                     Outpatient services                                       541,375              502,246
                                                                      -----------------    -----------------
                                                                             1,032,141              962,815
                     Unallocated corporate office                               15,491               16,249
                                                                      -----------------    -----------------
                 Consolidated revenues                                    $  1,047,632          $   979,064
                                                                      =================    =================

                 Income before minority interests and income taxes:
                     Inpatient and other clinical services                $    116,287          $   103,135
                     Outpatient services                                       164,934              158,803
                                                                      -----------------    -----------------
                                                                               281,221              261,938
                     Unallocated corporate office                              (68,771)             (42,180)
                                                                      -----------------    -----------------
                 Consolidated income before minority interests
                 and income taxes                                         $    212,450          $   219,758
                                                                      =================    =================



                                                                                Six Months Ended
                                                                                     June 30,
                                                                            1999                 1998
                                                                      -----------------    -----------------
                                                                                 (In thousands)
                 Revenues:
                     Inpatient and other clinical services                 $   977,270          $   932,961
                     Outpatient services                                     1,071,080              955,688
                                                                      -----------------    -----------------
                                                                             2,048,350            1,888,649
                     Unallocated corporate office                               29,829               29,195
                                                                      -----------------    -----------------
                 Consolidated revenues                                     $ 2,078,179          $ 1,917,844
                                                                      =================    =================

                 Income before minority interests and income taxes:
                     Inpatient and other clinical services                 $   225,057          $   203,686
                     Outpatient services                                       324,877              307,716
                                                                      -----------------    -----------------
                                                                               549,934              511,402
                     Unallocated corporate office                             (131,045)             (84,782)
                                                                      -----------------    -----------------
                 Consolidated income before minority interests
                 and income taxes                                          $   418,889          $   426,620
                                                                      =================    =================



NOTE  6  --       During  the first  six  months of 1999,  the  Company  granted nonqualified stock options to certain Directors, employees and others for 3,801,000 shares of Common Stock at exercise prices ranging from $11.00 to $15.94 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The Company provides outpatient and rehabilitative healthcare services through its inpatient and outpatient rehabilitation facilities, surgery centers, diagnostic centers and medical centers. The Company has expanded its operations through the acquisition or opening of new facilities and satellite locations and by enhancing its existing operations. As of June 30, 1999, the Company had nearly 2,000 locations in 50 states, the United Kingdom and Australia (excluding facilities being closed, consolidated or held for sale), including approximately 1,360 outpatient rehabilitation locations, 128 inpatient rehabilitation facilities, four medical centers, 223 surgery centers, 122 diagnostic centers and 124 occupational health centers.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 1999

         The Company's operations generated revenues of $1,047,632,000 for the quarter ended June 30, 1999, an increase of $68,568,000, or 7.0%, as compared to the same period in 1998. The increase in revenues is primarily attributable to increases in patient volume and the addition of new outpatient, inpatient, diagnostic and surgery centers. Same store revenues for the quarter ended June 30, 1999, excluding discontinued home health operations in both periods, were $980,807,000, an increase of $25,803,000, or 2.6%, as compared to the same period in 1998. New store revenues were $65,816,000. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 34.1% and 2.5% of revenue for the second quarter of 1999, compared to 36.1% and 2.6% for the same period in 1998. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During the second quarter of 1999, same store outpatient visits, inpatient days, surgical cases and diagnostic cases increased 10.8%, 8.4%, 9.3% and 11.2%, respectively. Revenue per outpatient visit, inpatient day, surgical case and diagnostic case for same
store   operations decreased  by  2.3%,  3.9%,  2.4%  and  2.3%, respectively.

         Operating expenses, at the operating unit level, were $649,413,000, or 62.0% of revenues, for the quarter ended June 30, 1999, compared to 61.2% of revenues for the second quarter of 1998. Same store operating expenses, excluding discontinued home health operations, were $606,192,000, or 61.8% of comparable revenue. New store operating expenses were $41,092,000, or 62.4% of comparable revenue. Corporate general and administrative expenses increased from $27,699,000 during the 1998 quarter to $31,300,000 during the 1999 quarter. As a percentage of revenue, corporate general and administrative expenses increased from 2.8% in the 1998 quarter to 3.0% in the 1999 quarter. The provision for doubtful accounts was $19,262,000, or 1.8% of revenues, for the second quarter of 1999, compared to $23,809,000, or 2.4% of revenues, for the same period in 1998. Management believes that this provision is adequate to cover any uncollectible revenues.

         Depreciation and amortization expense was $95,881,000 for the quarter ended June 30, 1999, compared to $82,576,000 for the same period in 1998. The increase represents the investment in additional assets by the Company. Interest expense was $41,795,000 for the quarter ended June 30, 1999, compared to $28,927,000 for the quarter ended June 30, 1998. For the second quarter of 1999, interest income was $2,469,000, compared to $3,179,000 for the second quarter of 1998.

         Income before minority interests and income taxes for the second quarter of 1999 was $212,450,000, compared to $219,758,000 for the same period in 1998. Minority interests decreased income before income taxes by $24,012,000 for the quarter ended June 30, 1999, compared to decreasing income before income taxes by $20,156,000 for the second quarter of 1998. The provision for income taxes for the second quarter of 1999 was $74,433,000, compared to $78,002,000 for the same period in 1998. The effective tax rates for the quarters ended June 30, 1999 and 1998 were 39.5% and 39.1%, respectively. Net income for the second quarter of 1999 was $114,005,000, compared to $121,600,000 for the second quarter of 1998.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 1999

         Revenues for the six months ended June 30, 1999, were $2,078,179,000, an increase of $160,335,000, or 8.4%, over the six months ended June 30, 1998. Same store revenues, excluding discontinued home health operations in both periods, were $1,940,706,000, an increase of $72,857,000, or 3.9%, as compared to the same period in 1998. New store revenues were $134,614,000. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 33.8% and 2.3% of revenue for the first six months of 1999, compared to 35.8% and 2.6% for the same period in 1998. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During the first six months of 1999, same store outpatient visits, inpatient days, surgical cases and diagnostic cases increased 14.2%, 9.1%, 9.8% and 14.2%, respectively. Revenue per outpatient visit, inpatient day, surgical case and diagnostic case for same store operations decreased by 2.5%, 3.8%,2.1% and 2.7%, respectively.

         Operating expenses, at the operating unit level, were $1,294,150,000, or 62.3% of revenues, for the six months ended June 30, 1999, compared to $1,179,672,000, or 61.5% of revenues, for the first six months of 1998. Same store operating expenses, excluding discontinued home health operations, were $1,203,995,000, or 62.0% of comparable revenue. New store operating expenses were $84,134,000, or 62.5% of comparable revenue. Net income for the six months ended June 30, 1999, was $223,912,000, compared to $234,734,000 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, the Company had working capital of $1,133,769,000, including cash and marketable securities of $170,244,000. Working capital at December 31, 1998, was $945,927,000, including cash and marketable securities of $142,513,000. For the first six months of 1999, cash provided by operations was $358,507,000, compared to $237,501,000 for the same period in 1998. Additions to property, plant, and equipment and acquisitions accounted for $159,481,000 and $79,143,000, respectively, during the first six months of 1999. Those same investing activities accounted for $298,744,000 and $187,138,000, respectively, in the same period in 1998. Financing activities used $60,077,000 and provided $610,078,000 during the first six months of 1999 and 1998, respectively. Net borrowing proceeds (borrowing less principal reductions) for the first six months of 1999 and 1998 were $68,786,000 and $593,200,000, respectively.

         Accounts receivable were $1,084,837,000 at June 30, 1999, compared to $897,901,000 at December 31, 1998. The number of days of average revenues in ending receivables at June 30, 1999, was 94.5, compared to 81.8 days of average revenues in ending receivables at December 31, 1998. The increase is primarily due to delays by payors in processing and paying claims. The company continues to work with payors to resolve such issues, but there can be no assurance that such efforts will be successful. The concentration of net accounts receivable from patients, third-party payors, insurance companies and others at June 30, 1999, is consistent with the related concentration of revenues for the period then ended.

         The Company has a $1,750,000,000 revolving credit facility with NationsBank, N.A. ("NationsBank") and other participating banks (the "1998 Credit Agreement"). The 1998 Credit Agreement replaced a previous $1,250,000,000 revolving credit agreement, also with NationsBank. In conjunction with the 1998 Credit Agreement, the Company also canceled its $350,000,000 364-day interim revolving credit facility with NationsBank. Interest on the 1998 Credit Agreement is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. The Company is required to pay a fee based on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on June 22, 2003. The Company has provided a negative pledge on all assets under the 1998 Credit Agreement. The effective interest rate on the average outstanding balance under the 1998 Credit Agreement was 5.5% for the six months ended June 30, 1999, compared to the average prime rate of 7.75% during the same period. At June 30, 1999, the Company had drawn $1,390,000,000 under the 1998 Credit Agreement.

         The Company also has a Short Term Credit Agreement with NationsBank (as amended, the "Short Term Credit Agreement"), providing for a $500,000,000 short term revolving credit facility. The terms of the Short Term Credit Agreement are substantially consistent with those of the 1998 Credit Agreement. Interest on the Short Term Credit Agreement is paid based on LIBOR plus a predetermined margin or a base rate. The Company is required to pay a fee on the unused portion of the credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on February 15, 2000, with an earlier repayment required in the event that the Company consummates any public offering or private placement of debt securities. At June 30, 1999, the Company had not drawn down any amounts under the Short Term Credit Agreement.

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

         On June 22, 1998, the Company issued $250,000,000 in 6.875% Senior Notes due 2005 and $250,000,000 in 7.0% Senior Notes due 2008 (collectively, the "Senior Notes"). Interest is payable on June 15 and December 15. The Senior Notes are unsecured, unsubordinated obligations of the Company. The net proceeds from the issuance of the Senior Notes were used by the Company to pay down indebtedness outstanding under its existing credit facilities.

         On February 8, 1999, the Company announced a plan to repurchase up to 70,000,000 shares of its common stock over the next 36 months through open market purchases, block trades or privately negotiated transactions. In the first six months of 1999, the Company repurchased approximately 7,552,000 shares.

         In June 1999, the Company announced that its Board of Directors had given preliminary approval to the exploration and development of a plan to divide its inpatient and outpatient businesses into separate public companies through the tax-free spin-off of the Company's inpatient operations. The Company, working with its special tax counsel and its tax accountants, has been engaged in reviewing the various tax, structural, operational and business issues associated with the proposed transaction.

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

         The Company's investment in marketable securities was $3,641,000 at June 30, 1999, which represents less than 1% of total assets at that date. These securities are generally short-term, highly liquid instruments and, accordingly, their fair value approximates cost. Earnings on investments in marketable securities are not significant to the Company's results of operations, and therefore any changes in interest rates would have a minimal impact on future pre-tax earnings.

         With respect to the Company's interest-bearing liabilities, approximately $1,390,000,000 in long-term debt at June 30, 1999 is subject to variable rates of interest, while the remaining balance in long-term debt of $1,508,981,000 is subject to fixed rates of interest (see Note 2 of "Notes to Consolidated Financial Statements" for further description). This compares to $1,325,000,000 in long-term debt subject to variable rates of interest and $1,505,926,000 in long-term debt subject to fixed rates of interest at December 31, 1998. The fair value of the Company's total long-term debt, based on discounted cash flow analyses, except for the 3.25% Convertible Debentures, approximates its carrying value at June 30, 1999 and December 31, 1998. The fair value of the 3.25% Convertible Debentures was approximately $476,000,000 and $483,000,000 at June 30, 1999 and December 31, 1998, respectively. Based on a hypothetical 1% increase in interest rates, the potential losses in future annual pre-tax earnings would be approximately $13,900,000. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined considering the impact of the hypothetical interest rates on the Company's borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

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

         The Company's general business applications are licensed from and maintained by the same vendor. All such applications are already year 2000 compliant. The coding and testing of all of the Company's other externally maintained mission-critical applications for year 2000 compliance was completed during 1998. Installation of certain applications has been completed at a total cost of approximately $1,500,000.

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

         The Company engaged an independent contractor to inventory and test all of its computer hardware for year 2000 compliance at a cost of approximately $1,100,000. The contractor completed the inventory and testing during the first six months of 1999. The Company has utilized the information received from the contractor to develop a remediation plan. The execution of the remediation plan is underway and will continue into the fourth quarter of 1999. The estimate of the range of cost to complete remediation is approximately $35,000,000 to $40,000,000.

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

         The Company has sent inquiries to its significant suppliers of equipment and medical supplies concerning the year 2000 compliance of their significant computer applications. Responses have been received from over 95% of those suppliers, and no significant problems have been identified.

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

         The Company filed a motion to dismiss the consolidated amended complaint in the federal action in late June and is currently awaiting the plaintiffs' response to such motion. The Company cannot predict when the court will hear arguments or rule on such motion. The Company believes that all claims asserted in the above suits are without merit, and expects to vigorously defend against such claims. Because such suits remain at an early stage, the Company cannot currently predict the outcome of any such suits or the magnitude of any potential loss if the Company's defense is unsuccessful.

ITEM 2.           CHANGES IN SECURITIES.

(c)      Recent Sales of Unregistered Securities

                  The Company had no sales of unregistered securities during the three months ended June 30, 1999.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 20, 1999, the Annual Meeting of Stockholders of the Company was held, at which shares of Common Stock represented at the Annual Meeting were voted in favor of the election of Directors as follows:

                                                                FOR                        WITHHOLD
                                                     ---------------------------  ---------------------------
                   1. Richard M. Scrushy                    374,231,022                   5,674,425
                   2. Phillip C. Watkins, M.D.              376,299,926                   3,605,521
                   3. George H. Strong                      376,221,311                   3,684,136
                   4. C. Sage Givens                        374,501,267                   5,404,180
                   5. Charles W. Newhall III                374,509,551                   5,395,896
                   6. John S. Chamberlin                    376,266,307                   3,639,140
                   7. Michael D. Martin                     374,429,633                   5,475,814
                   8. James P. Bennett                      374,393,284                   5,512,163
                   9. Larry D. Striplin, Jr.                376,251,975                   3,653,472
                  10. Anthony J. Tanner                     374,442,751                   5,462,696
                  11. P. Daryl Brown                        374,409,772                   5,495,675
                  12. Joel C. Gordon                        374,480,071                   5,425,376

         In addition, shares of Common Stock represented at the Annual Meeting were voted in favor of the approval and adoption of the Company's 1999 Exchange Stock Option Plan as follows:

                 Number of Shares
                      Voting                    For                   Against                Abstain
              -----------------------  ----------------------  ---------------------- ----------------------
                   379,905,447              277,176,690             101,494,466             1,234,291

         In addition, shares of Common Stock represented at the Annual Meeting were voted in favor of the approval and adoption of the Company's 1999 Executive Equity Loan Plan as follows:

                 Number of Shares
                      Voting                    For                   Against                Abstain
              -----------------------  ----------------------  ---------------------- ----------------------
                   324,419,192              298,615,001             23,847,828              1,956,363

         Finally, shares of Common Stock represented at the Annual Meeting were voted against a stockholder proposal relating to the composition of the Board of Directors as follows:

                 Number of Shares
                      Voting                    For                   Against                Abstain
              -----------------------  ----------------------  ---------------------- ----------------------
                   324,419,182              50,257,167              249,567,390            24,594,625

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

                  11.  Computation of Income Per Share (unaudited)
                  27.  Financial Data Schedule

(b)      Reports on Form 8-K

                  The company filed no Current Reports on Form 8-K during the six months ended June 30, 1999.

         No other items of Part II are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-Q.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  HEALTHSOUTH CORPORATION
                                                  ------------------------------
                                                         (Registrant)



Date:  August 13, 1999                                  RICHARD M. SCRUSHY
                                                  ------------------------------
                                                        Richard M. Scrushy
                                                    Chairman of the Board and
                                                     Chief Executive Officer


Date:  August 13, 1999                                  MICHAEL D. MARTIN
                                                  ------------------------------
                                                        Michael D. Martin
                                                   Executive Vice President and
                                                      Chief Financial Officer