Form 10-Q
period 1999-09-30
HEALTHSOUTH CORP
filed 1999-11-15
CIK 785161

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999; or

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

                               YES  X           NO
                                  ----            ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at November 9, 1999
   -----------------------                       -------------------------------
   COMMON STOCK, PAR VALUE                             386,255,711 SHARES
     $.01 PER SHARE

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART 1 -- FINANCIAL INFORMATION

                                                                                        Page
                                                                                        ----
Item 1.  Financial Statements

         Consolidated Balance Sheets -- September 30, 1999 (Unaudited)
         and December 31, 1998                                                             3

         Consolidated Statements of Income (Unaudited) -- Three Months and Nine
         Months Ended September 30, 1999 and 1998                                          5

         Consolidated Statements of Cash Flows (Unaudited) -- Nine Months
         Ended September 30, 1999 and 1998                                                 6

         Notes to Consolidated Financial Statements (Unaudited) -- Three
         Months and Nine Months Ended September 30, 1999 and 1998                          8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                              13

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                                21

Item 2.  Changes in Securities                                                            21

Item 6.  Exhibits and Reports on Form 8-K                                                 22

PART I -- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   SEPTEMBER 30,  DECEMBER 31,
                                                                       1999          1998
                                                                       ----          ----
                                                                   (UNAUDITED)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                       $  158,229   $  138,827
     Other marketable securities                                          3,601        3,686
     Accounts receivable                                              1,081,799      897,901
     Inventories, prepaid expenses and
         other current assets                                           324,866      247,739
     Income tax refund receivable                                        73,006       58,832
                                                                     ----------   ----------
                                              TOTAL CURRENT ASSETS    1,641,501    1,346,985

OTHER ASSETS                                                            205,655      177,851

PROPERTY, PLANT AND EQUIPMENT--NET                                    2,330,082    2,288,262

INTANGIBLE ASSETS--NET                                                2,945,958    2,959,910
                                                                     ----------   ----------

TOTAL ASSETS                                                         $7,123,196   $6,773,008
                                                                     ==========   ==========

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                         1999           1998
                                                                         ----           ----
                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                $   148,526    $    76,099
     Salaries and wages payable                                           98,932        111,243
     Deferred income taxes                                                59,331         37,612
     Accrued interest payable and other liabilities                      137,757        126,110
     Current portion of long-term debt                                    49,280         49,994
                                                                     -----------    -----------
                                         TOTAL CURRENT LIABILITIES       493,826        401,058

LONG-TERM DEBT                                                         3,011,329      2,780,932

DEFERRED INCOME TAXES                                                     78,888         28,856

DEFERRED REVENUE AND OTHER LONG-TERM LIABILITIES                           2,818         11,940

MINORITY INTERESTS--LIMITED PARTNERSHIPS                                 129,618        127,218

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.10 par value--1,500,000
         shares authorized; issued and outstanding--
         none                                                                  0              0
     Common Stock, $.01 par value--600,000,000
         shares authorized; 423,921,000 and 423,178,000
         shares issued at September 30, 1999 and
         December 31, 1998, respectively                                   4,239          4,232
     Additional paid-in capital                                        2,581,782      2,577,647
     Retained earnings                                                 1,091,001        878,228
     Treasury stock                                                     (217,968)       (21,813)
     Receivable from Employee Stock Ownership Plan                        (7,898)       (10,169)
     Notes receivable from stockholders, officers
         and management employees                                        (44,439)        (5,121)
                                                                     -----------    -----------

                                        TOTAL STOCKHOLDERS' EQUITY     3,406,717      3,423,004
                                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 7,123,196    $ 6,773,008
                                                                     ===========    ===========

See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED - IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                                    -------------                 -------------
                                                                1999           1998           1999           1998
                                                                ----           ----           ----           ----
Revenues                                                   $   993,341    $ 1,047,422    $ 3,071,520    $ 2,965,265

Operating unit expenses                                        671,059        673,392      1,965,209      1,853,062
Corporate general and administrative expenses                   29,352         27,503         85,806         83,021
Provision for doubtful accounts                                138,727         24,015        177,688         69,577
Depreciation and amortization                                   94,695         88,888        284,988        246,925
Merger costs                                                         0         25,630              0         25,630
Loss on impairment of home health assets                             0         77,571              0         77,571
Interest expense                                                42,502         46,126        127,024        103,702
Interest income                                                 (2,798)        (3,450)        (7,888)        (8,589)
                                                           -----------    -----------    -----------    -----------
                                                               973,537        959,675      2,632,827      2,450,899
                                                           -----------    -----------    -----------    -----------
Income before income taxes and
     minority interests                                         19,804         87,747        438,693        514,366
Provision for income taxes                                      (2,826)        63,907        143,363        214,485
                                                           -----------    -----------    -----------    -----------
Income before minority interests                                22,630         23,840        295,330        299,881
Minority interests                                             (26,960)       (18,170)       (75,748)       (59,478)
                                                           -----------    -----------    -----------    -----------

     Net (loss) income                                     $    (4,330)   $     5,670    $   219,582    $   240,403
                                                           ===========    ===========    ===========    ===========

Weighted average common shares outstanding                     412,874        422,649        415,341        420,957
                                                           ===========    ===========    ===========    ===========

Net (loss) income per common share                         $     (0.01)   $      0.01    $      0.53    $      0.57
                                                           ===========    ===========    ===========    ===========

Weighted average common shares
     outstanding -- assuming dilution                          418,404        433,034        422,622        433,913
                                                           ===========    ===========    ===========    ===========

Net (loss) income per common share --
     assuming dilution                                     $     (0.01)   $      0.01    $      0.52    $      0.55
                                                           ===========    ===========    ===========    ===========


See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                           1999            1998
                                                                                           ----            ----
OPERATING ACTIVITIES
    Net income                                                                        $   219,582    $   240,403
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                                     284,988        246,925
        Provision for doubtful accounts                                                   177,688         69,577
        Income applicable to minority interests of
           limited partnerships                                                            75,748         59,478
        Merger costs                                                                         --           25,630
        Impairment and restructuring charges                                                 --           77,571
        Provision for deferred income taxes                                                71,751         13,145
        Changes  in  operating  assets  and  liabilities, net  of  effects  of acquisitions:
              Accounts receivable                                                        (351,227)      (314,418)
              Inventories, prepaid expenses and other current
                 assets                                                                   (90,970)       (73,714)
              Accounts payable and accrued expenses                                        87,632         14,164
                                                                                      -----------    -----------

                                                               NET CASH PROVIDED BY
                                                               OPERATING ACTIVITIES       475,192        358,761
INVESTING ACTIVITIES
    Purchases of property, plant and equipment                                           (235,068)      (473,344)
    Additions to intangible assets, net of effects of
      acquisitions                                                                        (29,662)       (33,690)
    Assets obtained through acquisitions, net of liabilities
      assumed                                                                             (82,576)      (707,011)
    Payments on purchase accounting accruals                                              (22,063)      (295,508)
    Proceeds from sale of assets held for sale                                              5,488           --
    Changes in other assets                                                               (10,848)       (23,711)
    Proceeds received on sale of other marketable
      securities                                                                               85         18,310
                                                                                      -----------    -----------

                                                                   NET CASH USED IN
                                                               INVESTING ACTIVITIES      (374,644)    (1,514,954)

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           (UNAUDITED - IN THOUSANDS)

                                                                                                 NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                                    -------------
                                                                                                 1999            1998
                                                                                                 ----            ----
FINANCING ACTIVITIES
    Proceeds from borrowings                                                                 $   303,596    $ 2,389,272
    Principal payments on long-term debt                                                         (74,091)    (1,194,016)
    Proceeds from exercise of options                                                              4,142         60,779
    Purchases of treasury stock                                                                 (196,155)          --
    Reduction in receivable from Employee Stock
      Ownership Plan                                                                               2,271          2,078
    (Increase) decrease in loans to stockholders, officers
      and management employees                                                                   (39,318)           252
    Proceeds from investment by minority interests                                                 8,432          2,061
    Purchase of limited partnership units                                                         (6,809)        (1,658)
    Payment of cash distributions to limited partners                                            (83,214)       (59,174)
                                                                                             -----------    -----------

                                                     NET CASH (USED IN) PROVIDED BY
                                                               FINANCING ACTIVITIES              (81,146)     1,199,594
                                                                                             -----------    -----------

                                                              INCREASE  IN CASH AND
                                                                   CASH EQUIVALENTS               19,402         43,401

    Cash and cash equivalents at beginning of period                                             138,827        162,992
                                                                                             -----------    -----------
                                                          CASH AND CASH EQUIVALENTS
                                                                   AT END OF PERIOD          $   158,229    $   206,393
                                                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the year for:
      Interest                                                                               $   107,280    $    81,085
      Income taxes                                                                                81,919        286,401


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

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


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

NOTE  2  --     The Company has a $1,750,000,000  revolving credit facility with
                Bank  of   America,   N.A.   ("Bank  of   America")   and  other
                participating  banks (the  "1998  Credit  Agreement").  The 1998
                Credit Agreement  replaced a previous  $1,250,000,000  revolving credit agreement, also with Bank of America. In conjunction with the  1998  Credit  Agreement,  the  Company  also  canceled  its
                $350,000,000 364-day interim revolving credit facility with Bank of America.  Interest on the 1998 Credit Agreement is paid based
                on  LIBOR  plus  a  predetermined   margin,   a  base  rate,  or
                competitively  bid  rates  from  the  participating  banks.  The
                Company is required to pay a fee based on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on June 22, 2003. The Company has provided a negative pledge on all assets under the 1998 Credit Agreement.
                At September 30, 1999, the effective interest rate associated with the 1998 Credit Agreement was approximately 5.8%.

                The Company also has a Short Term Credit Agreement with Bank of America (as amended, the "Short Term Credit Agreement"), providing for a $500,000,000 short term revolving credit facility.  The  terms of the Short  Term  Credit  Agreement  are substantially consistent with those of the 1998 Credit Agreement. Interest on the Short Term Credit Agreement is paid based on LIBOR plus a predetermined margin or a base rate. The Company is required to pay a fee on the unused portion of the credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on February 15, 2000, with an earlier repayment required in the event that the Company consummates any public offering or private placement of debt securities. At September 30, 1999, the Company had not drawn down any amounts under the Short Term Credit Agreement.

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

                On March 20, 1998, the Company issued $500,000,000 in 3.25% Convertible Subordinated Debentures due 2003 (the "3.25% Convertible Debentures") in a private placement. An additional $67,750,000 principal amount of the 3.25% Convertible Debentures was issued on March 31, 1998 to cover underwriters' overallotments. Interest is payable on April 1 and October 1. The 3.25% Convertible Debentures are convertible into Common Stock of the Company at the option of the holder at a conversion price of $36.625 per share. The conversion price is subject to adjustment upon the occurrence of (a) a subdivision, combination or reclassification of outstanding shares of Common Stock, (b) the payment of a stock dividend or stock distribution on any shares of the Company's capital stock, (c) the issuance of rights or warrants to all holders of Common Stock entitling them to purchase shares of Common Stock at less than the current market price, or (d) the payment of certain other distributions with respect to the Company's Common Stock. In addition, the Company may, from time to time, lower the conversion price for periods of not less than 20 days, in its discretion. The net proceeds from the issuance of the 3.25% Convertible Debentures were used by the Company to pay down indebtedness outstanding under its existing credit facilities.

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

                At September 30, 1999, and December 31, 1998, long-term debt consisted of the following:

                                                                  September 30, December 31,
                                                                      1999         1998
                                                                      ----         ----
                                                                       (In thousands)
                Advances under the 1998 Credit Agreement          $1,575,000   $1,325,000
                9.5% Senior Subordinated Notes due 2001              250,000      250,000
                3.25% Convertible Subordinated Debentures
                     due 2003                                        567,750      567,750
                6.875% Senior Notes due 2005                         250,000      250,000
                7.0% Senior Notes due 2008                           250,000      250,000
                Other long-term debt                                 167,859      188,176
                                                                  ----------   ----------
                                                                   3,060,609    2,830,926
                Less amounts due within one year                      49,280       49,994
                                                                  ----------   ----------
                                                                  $3,011,329   $2,780,932
                                                                  ==========   ==========


NOTE  3  --     During the first nine months of 1999,  the Company  acquired ten
                outpatient   rehabilitation   facilities  and  seven  outpatient
                surgery  centers.  The  total  purchase  price  of the  acquired facilities  was  approximately  $28,055,000.  The  Company  also
                entered  into  non-compete   agreements  totaling  approximately
                $2,900,000 in connection with these transactions.

                On June 29, 1999, the Company acquired from Mariner Post-Acute Network, Inc. ("MPN") substantially all of the assets of MPN's American Rehability Services division, which operated approximately 160 outpatient rehabilitation centers in 18
                states.   The  net  cash   purchase   price  was   approximately
                $54,521,000.

                The cost in excess of the acquired facilities' net asset value was approximately $72,277,000. The results of operations (not material individually or in the aggregate) of these acquisitions are included in the consolidated financial statements from their respective acquisition dates.

NOTE  4  --     During 1998, the Company recorded  impairment and  restructuring charges  related  to the  Company's  decision  to  dispose of or otherwise  discontinue  substantially  all  of its  home  health operations  (the  "Third  Quarter  1998  Charge")  and to  close certain facilities that do not fit with the Company's  strategic vision, underperforming facilities and facilities not located in target  markets (the "Fourth  Quarter  1998  Charge").  The home health operations  covered by the Third Quarter 1998 Charge were
                closed  by  December  31,  1998.   As  of

                September 30, 1999 approximately 94% of the locations identified in the Fourth Quarter 1998 Charge had been closed.

                Details of the impairment and restructuring charges through the third quarter of 1999 are as follows:

                                                                    Activity
                                                                    --------
                                                     Balance at   Cash     Non-Cash   Balance at
                  Description                        12/31/98   Payments  Impairments  09/30/99
                --------------------------------------------------------------------------------
                                                                      (In thousands)
                 Third Quarter 1998 Charge:

                   Other incremental costs            $   415   $   415   $       --     $  --
                                                      =======   =======   ============   =======

                Fourth Quarter 1998 Charge:

                     Lease abandonment costs          $49,476   $14,988   $       --     $34,488
                     Severance packages                 1,274     1,274           --        --
                     Other incremental costs           15,989     4,866           --      11,123
                                                      -------   -------   ------------   -------

                Total Fourth Quarter 1998 Charge      $66,739   $21,128   $       --     $45,611
                                                      =======   =======   ============   =======

                The  remaining  balance at  September  30,  1999 is  included in
                accrued   interest   payable  and  other   liabilities   in  the
                accompanying balance sheet.

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

                Operating results and other financial data are presented for the principal operating segments as follows:

                                                                       Three Months Ended
                                                                          September 30,
                                                                       1999           1998
                                                                       ----           ----
                                                                           (In thousands)
                Revenues:
                    Inpatient and other clinical services            $   446,720    $   492,200
                    Outpatient services                                  531,931        542,988
                                                                     -----------    -----------
                                                                         978,651      1,035,188
                    Unallocated corporate office                          14,690         12,234
                                                                     -----------    -----------
                Consolidated revenues                                $   993,341    $ 1,047,422
                                                                     ===========    ===========

                Income before minority interests and income taxes:
                    Inpatient and other clinical services            $     2,525    $     8,356
                    Outpatient services                                   81,058        143,166
                                                                     -----------    -----------
                                                                          83,583        151,522
                   Unallocated corporate office                          (63,779)       (63,775)
                                                                    ------------   ------------
               Consolidated income before minority interests
               and income taxes                                     $    19,804    $    87,747
                                                                    ============   ============




                                                                           Nine Months Ended
                                                                              September 30,
                                                                         1999           1998
                                                                         ----           ----
                                                                              (In thousands)
                 Revenues:
                     Inpatient and other clinical services           $ 1,423,991    $ 1,425,160
                     Outpatient services                               1,603,011      1,498,676
                                                                     -----------    -----------
                                                                       3,027,002      2,923,836
                     Unallocated corporate office                         44,518         41,429
                                                                     -----------    -----------
                 Consolidated revenues                               $ 3,071,520    $ 2,965,265
                                                                     ===========    ===========

                 Income before minority interests and income taxes:
                     Inpatient and other clinical services           $   227,581    $   212,040
                     Outpatient services                                 405,935        450,882
                                                                     -----------    -----------
                                                                         633,516        662,922
                     Unallocated corporate office                       (194,823)      (148,556)
                                                                     -----------    -----------
                 Consolidated income before minority interests
                 and income taxes                                    $   438,693    $   514,366
                                                                     ===========    ===========

NOTE  6  --     During  the first  nine  months  of 1999,  the  Company  granted nonqualified stock options to certain Directors, employees and others for 3,801,000 shares of Common Stock at exercise prices ranging from $11.00 to $15.94 per share.

NOTE  7  --     In April  1998,  the AICPA  issued SOP 98-5,  "Reporting  on the
                Costs of Start-Up Activities." SOP 98-5 requires that the costs of start-up activities be expensed as incurred. The SOP broadly defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, initiating a new process in an existing facility, or beginning some new operation. Start-up activities also include organizational costs. SOP 98-5 is effective for years beginning after December 15, 1998. In 1997, the Company began expensing as incurred all costs related to start-up activities. Therefore, the adoption of SOP 98-5 will not have a material effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The Company provides outpatient and rehabilitative healthcare services through its inpatient and outpatient rehabilitation facilities, surgery centers, diagnostic centers and medical centers. The Company has expanded its operations through the acquisition or opening of new facilities and satellite locations and by enhancing its existing operations. As of September 30, 1999, the Company had nearly 2,000 locations in 50 states, the United Kingdom and Australia (excluding facilities being closed, consolidated or held for sale), including approximately 1,368 outpatient rehabilitation locations, 131 inpatient rehabilitation facilities, four medical centers, 224 surgery centers, 124 diagnostic centers and 124 occupational health centers.

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

          The Company determines the amortization period of the cost in excess of net asset value of purchased facilities ("goodwill") based on an evaluation of the facts and circumstances of each individual purchase transaction. The evaluation includes an analysis of historic and projected financial performance, an evaluation of the estimated useful life of the buildings and fixed assets acquired, the indefinite useful life of Certificates of Need and licenses acquired, the competition within local markets, lease terms where applicable, and the legal terms of partnerships where applicable. The Company utilizes independent appraisers and relies on its own management expertise in evaluating each of the factors noted above. In connection with recent developments, including changes in the reimbursement environment in the healthcare industry, the closing or consolidation of certain of its locations, and the integration of some of its purchased facilities in connection with implementation of its Integrated Service Model strategy, the Company has completed during the third quarter of 1999 a comprehensive review of its amortization policies with respect to goodwill. The results of this review support the Company's existing useful lives.

          With respect to the carrying value of goodwill and other intangible assets, the Company determines on a quarterly basis whether an impairment event has occurred by considering factors such as the market value of the asset, a significant adverse change in legal factors or in the business climate, adverse action by regulators, a history of operating losses or cash flow losses, or a projection of continuing losses associated with an operating entity. The carrying value of goodwill and other intangible assets will be evaluated if the facts and circumstances suggest that it has been impaired. If this evaluation indicates that the value of the asset will not be recoverable, as determined based on the undiscounted cash flows of the entity over the remaining amortization period, an impairment loss is calculated based on the excess of the carrying amount of the asset over the asset's fair value.

         In addition, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In such cases, the impaired assets are written down to fair value. Fair value is determined based on the individual facts and circumstances of the impairment event, and the available information related to it. Such information might include quoted market prices, prices for comparable assets, estimated future cash flows discounted at a rate commensurate with the risks involved, and independent appraisals. For purposes of analyzing impairment, assets are generally grouped at the individual operational facility level, which is the lowest level for which there are identifiable cash flows. If the group of assets being tested was acquired by the

Company as part of a purchase business combination, any goodwill that arose as part of the transaction is included as part of the asset grouping.

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

         The inpatient and other clinical services segments include the operations of the Company's inpatient rehabilitation facilities and medical centers, as well as the operations of certain physician practices and other clinical services which are managerially aligned with the Company's inpatient services. The Company has aggregated the financial results of its outpatient rehabilitation facilities (including occupational health centers), outpatient surgery centers and outpatient diagnostic centers into the outpatient services segment. These three types of facilities have common economic characteristics, provide similar services, serve a similar class of customers, cross-utilize administrative services and operate in a similar regulatory environment. In addition, the Company's Integrated Service Model strategy combines these services in a seamless environment for the delivery of patient care on an episodic basis.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1999

         The Company's operations generated revenues of $993,341,000 for the quarter ended September 30, 1999, a decrease of $54,081,000, or 5.2%, as compared to the same period in 1998. The decrease in revenues is primarily attributable to an increase in the Medicare mix in the Company's inpatient segment and lower-than-expected same-store growth in the outpatient segment, as well as continued pricing pressure in both segments. Same store revenues for the quarter ended September 30, 1999, were $984,320,000, a decrease of $40,026,000, or 3.9%, as compared to the same period in 1998, excluding discontinued home health operations. New store revenues were $9,021,000. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 31.4% and 2.5% of revenue for the third quarter of 1999, compared to 35.1% and 2.9% for the same period in 1998. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During the third quarter of 1999, same store outpatient visits, inpatient days, surgical cases and diagnostic cases increased (decreased) by 8.8%, 4.4%, (1.2)% and 5.7%, respectively. Revenue per outpatient visit, inpatient day, surgical case and diagnostic case for same store operations increased (decreased) by 0.2%, (8.2)%, (5.1)% and (9.5)%, respectively.

         Operating unit expenses were $671,059,000, or 67.6% of revenues, for the quarter ended September 30, 1999, compared to 64.3% of revenues for the third quarter of 1998. Same store operating unit expenses were $664,908,000, or 67.6% of comparable revenue. New store operating unit expenses were $6,151,000, or 68.2% of comparable revenue. Corporate general and administrative expenses increased from $27,503,000 during the 1998 quarter to $29,352,000 during the 1999 quarter. As a percentage of revenue, corporate general and administrative expenses increased from 2.6% during the 1998 quarter to 3.0% in the 1999 quarter. The provision for doubtful accounts was $138,727,000, or 14.0% of revenues, for the third quarter of 1999, compared to $24,015,000, or 2.3% of revenues, for the same period in 1998. The 1999 provision for doubtful accounts reflects the provision of additional reserves in the amount of $117,752,000 related to accounts receivable determined by management to be uncollectible during the third quarter of 1999. Those additional reserves primarily relate to accounts receivable of facilities included in the impairment and restructuring charges recognized in 1998. These accounts receivable were determined to be uncollectible by local and regional operations management personnel who assumed collection responsibilities in the third quarter of 1999 in connection with the restructuring of the Company's outpatient regional business offices, which had previously been responsible for collection activities. Management believes that this provision is adequate to cover any uncollectible revenues.

         Depreciation and amortization expense was $94,695,000 for the quarter ended September 30, 1999, compared to $88,888,000 for the same period in 1998. The increase represents the investment in additional assets by the Company. Interest expense was $42,502,000 for the quarter ended September 30, 1999, compared to $46,126,000 for the quarter ended September 30, 1998. For the third quarter of 1999, interest income was $2,798,000, compared to $3,450,000 for the third quarter of 1998.

         Income before minority interests and income taxes for the third quarter of 1999 was $19,804,000, compared to $87,747,000 for the same period in 1998. Minority interests decreased income before income taxes by $26,960,000 for the quarter ended September 30, 1999, compared to decreasing income before income taxes by $18,170,000 for the third quarter of 1998. The provision for income taxes for the third quarter of 1999 was $(2,826,000), compared to $63,907,000 for the same period in 1998. The effective tax rates for the quarters ending September 30, 1999 and 1998 were 39.5% and 39.1%, respectively. Net (loss) income for the third quarter of 1999 was $(4,330,000), compared to $5,670,000 for the third quarter of 1998.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues for the nine months ended September 30, 1999, were $3,071,520,000, an increase of $106,255,000, or 3.6%, over the nine months ended September 30, 1998. Same store revenues were $3,027,724,000, an increase of $135,530,000, or 4.7%, as compared to the same period in 1998, excluding discontinued home health operations. New store revenues were $43,796,000. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 33.0% and 2.4% of revenue for the first nine months of 1999, compared to 35.9% and 2.8% for the same period in 1998. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During the first nine months of 1999, same store outpatient visits, inpatient days, surgical cases and diagnostic cases increased 10.9%, 7.7%, 18.8% and 19.1%, respectively. Revenue per outpatient visit, inpatient day, surgical case and diagnostic case for same store operations decreased by 1.4%, 6.3%, 5.7% and 7.1%, respectively.

         Operating unit expenses were $1,965,209,000, or 64.0% of revenues, for the nine months ended September 30, 1999, as compared to $1,853,062,000, or 62.5% of revenues, for the first nine months of 1998. Same store operating unit expenses were $1,936,229,000, or 64.0% of comparable revenue. New store operating unit expenses were $28,980,000, or 66.2% of comparable revenue. Net income for the nine months ended September 30, 1999, was $219,582,000, compared to $240,403,000 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As  of  September  30,  1999,  the  Company  had  working   capital  of
$1,147,675,000, including cash and marketable securities of $161,830,000. Working capital at December 31, 1998, was $945,927,000, including cash and marketable securities of $142,513,000. For the first nine months of 1999, cash provided by operations was $475,192,000, compared to $358,761,000 for the same period in 1998. Additions to property, plant, and equipment and acquisitions accounted for $235,068,000 and $82,576,000, respectively, during the first nine months of 1999. Those same investing activities accounted for $473,344,000 and $707,011,000, respectively, in the same period in 1998. Financing activities used $81,146,000 and provided $1,199,594,000 during the first nine months of 1999 and 1998, respectively. Net borrowing proceeds (borrowing less principal reductions) for the first nine months of 1999 and 1998 were $229,505,000 and $1,195,256,000, respectively.

        Accounts receivable were $1,081,799,000 at September 30, 1999, compared to $897,901,000 at December 31, 1998. The number of days of average revenues in ending receivables at September 30, 1999, was 96.2, compared to 81.8 days of average revenues in ending receivables at December 31, 1998. The increase is primarily due to delays by payors in processing and paying claims. The Company continues to work with payors to resolve such issues, but there can be no assurance that such efforts will be successful. The concentration of net accounts receivable from patients, third-party payors, insurance compani es and others at September 30, 1999, is consistent with the related concentration of revenues for the period then ended.

         The Company has a $1,750,000,000 revolving credit facility with Bank of America, N.A. ("Bank of America") and other participating banks (the "1998 Credit Agreement"). The 1998 Credit Agreement replaced a previous $1,250,000,000 revolving credit agreement, also with Bank of America. In conjunction with the 1998 Credit Agreement, the Company also canceled its $350,000,000 364-day interim revolving credit facility with Bank of America. Interest on the 1998 Credit Agreement is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. The Company is required to pay a fee based on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on June 22, 2003. The Company has provided a negative pledge on all assets under the 1998 Credit Agreement. The effective interest rate on the average outstanding balance under the 1998 Credit Agreement was 5.6% for the nine months ended September 30, 1999, compared to the average prime rate of 7.9% during the same period. At September 30, 1999, the Company had drawn $1,575,000,000 under the 1998 Credit Agreement.

         The Company also has a Short Term Credit Agreement with Bank of America (as amended, the "Short Term Credit Agreement"), providing for a $500,000,000 short term revolving credit facility. The terms of the Short Term Credit Agreement are substantially consistent with those of the 1998 Credit Agreement. Interest on the Short Term Credit Agreement is paid based on LIBOR plus a predetermined margin or a base rate. The Company is required to pay a fee on the unused portion of the credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on February 15, 2000, with an earlier repayment required in the event that the Company consummates any public offering or private placement of debt securities. At September 30, 1999, the Company had not drawn down any amounts under the Short Term Credit Agreement.

         On March 20, 1998, the Company issued $500,000,000 in 3.25% Convertible Subordinated Debentures due 2003 (the "3.25% Convertible Debentures") in a private placement. An additional $67,750,000 principal amount of the 3.25% Convertible Debentures was issued on March 31, 1998 to cover underwriters' overallotments. Interest is payable on April 1 and October 1. The 3.25% Convertible Debentures are convertible into Common Stock of the Company at the option of the holder at a conversion price of $36.625 per share. The conversion price is subject to adjustment upon the occurrence of (a) a subdivision, combination or reclassification of outstanding shares of Common Stock, (b) the payment of a stock dividend or stock distribution on any shares of the Company's capital stock, (c) the issuance of rights or warrants to all holders of Common Stock entitling them to purchase shares of Common Stock at less than the current market price, or (d) the payment of certain other distributions with respect to the Company's Common Stock. In addition, the Company may, from time to time, lower the conversion price for periods of not less than 20 days, in its discretion. The net proceeds from the issuance of the 3.25% Convertible Debentures were used by the Company to pay down indebtedness outstanding under its existing credit facilities.

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

         On February 8, 1999, the Company announced a plan to repurchase up to 70,000,000 shares of its common stock over the next 36 months through open market purchases, block trades or privately negotiated transactions. In the first nine months of 1999, the Company repurchased approximately 25,719,000 shares.

         In June 1999, the Company announced that its Board of Directors had given preliminary approval to the exploration and development of a plan to divide its inpatient and outpatient businesses into separate public companies through the tax-free spin-off of the Company's inpatient operations. On September 9, the Company announced that its Board had indefinitely tabled the spin-off proposal due to a variety of factors, including the anticipated timeframe to complete the spin-off, developments in the healthcare capital markets and favorable developments in the likely structure of the prospective payment system for inpatient rehabilitation services, among others. The Company is not currently pursuing any activities with respect to the spin-off proposal.

         The Company intends to pursue the acquisition or development of additional healthcare operations, including outpatient rehabilitation facilities, inpatient rehabilitation facilities, ambulatory surgery centers, outpatient diagnostic centers and companies engaged in the provision of other complementary services, and to expand certain of its existing facilities. While it is not possible to estimate precisely the amounts which will actually be expended in the foregoing areas, the Company anticipates that over the next twelve months, it will spend approximately $200,000,000 to $300,000,000 on maintenance and expansion of its existing facilities and approximately $300,000,000 to $500,000,000 to repurchase outstanding shares of its common stock, depending on market conditions, and on continued development of the Integrated Service Model.

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

EXPOSURES TO MARKET RISK

     The Company is exposed to market risk related to changes in interest rates. Because of its favorable borrowing arrangements and current market conditions, the Company had not used derivatives, such as swaps or caps, to alter the interest characteristics of its debt instruments and investment securities at September 30, 1999. The Company entered into certain swap arrangements in the fourth quarter of 1999, which will be described in subsequent reports covering that period. The impact on earnings and value of market risk-sensitive financial instruments (principally marketable security investments and long-term debt) is subject to change as a result of movements in market rates and prices. The Company uses sensitivity analysis models to evaluate these impacts.

     The Company's investment in marketable securities was $3,601,000 at September 30, 1999, which represents less than 1% of total assets at that date. These securities are generally short-term, highly liquid instruments and, accordingly, their fair value approximates cost. Earnings on investments in marketable securities are not significant to the Company's results of operations, and therefore any changes in interest rates would have a minimal impact on future pre-tax earnings.

         With respect to the Company's interest-bearing liabilities, approximately $1,575,000,000 in long-term debt at September 30, 1999 is subject to variable rates of interest, while the remaining balance in long-term debt of $1,485,609,000 is subject to fixed rates of interest (see Note 2 of "Notes to Consolidated Financial Statements" for further description). This compares to $1,325,000,000 in long-term debt subject to variable rates of interest and $1,505,926,000 in long-term debt subject to fixed rates of interest at December 31, 1998. The fair value of the Company's total long-term debt, based on discounted cash flow analyses, except for the 3.25% Convertible Debentures, approximates its carrying value at September 30, 1999 and December 31, 1998. The fair value of the 3.25% Convertible Debentures was approximately $468,000,000 and $483,000,000 at September 30, 1999 and December 31, 1998, respectively. Based on a hypothetical 1% increase in interest rates, the potential losses in future annual pre-tax earnings would be approximately $15,750,000. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined considering the impact of the hypothetical interest rates on the Company's borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

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

         The Company announced on September 9, 1999 that it expected to incur restructuring and other charges ranging from $250,000,000 to $300,000,000 during the third and fourth quarters of 1999. A component of the other charges will be the write-off of computer hardware and software that will be abandoned due to year 2000 compliance issues. The Company anticipates that this charge will be approximately $25,000,000 to $30,000,000 and will be recognized during the fourth quarter.

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

FORWARD-LOOKING STATEMENTS

         Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in the Report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, the Company, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting the Company's best judgment based upon current information, involve a number of risks and uncertainties, and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, changes in the regulation of the healthcare industry at either or both of the federal and state levels, changes in reimbursement for the Company's services by governmental or private payors, competitive pressures in the healthcare industry and the Company's response thereto, the Company's ability to obtain and retain favorable arrangements with third-party payors, unanticipated delays in the Company's implementation of its Integrated Service Model, general conditions in the economy and capital markets, and other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements. There can be no assurance that these factors or other factors will not affect the accuracy of such forward-looking statements.

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

         The Company filed a motion to dismiss the consolidated amended complaint in the federal action in late June. The parties have filed various briefs related to this motion. The Company cannot predict when the court will hear arguments or rule on its motion. The Company believes that all claims asserted in the above suits are without merit, and expects to vigorously defend against such claims. Because such suits remain at an early stage, the Company cannot currently predict the outcome of any such suits or the magnitude of any potential loss if the Company's defense is unsuccessful.

ITEM 2.           CHANGES IN SECURITIES.

(c)      Recent Sales of Unregistered Securities

                  The Company had no sales of unregistered securities during the three months ended September 30, 1999.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

                  11.  Computation of Income Per Share (unaudited)
                  27.  Financial Data Schedule

(b)      Reports on Form 8-K

                  The Company filed no Current Reports on Form 8-K during the three months ended September 30, 1999.

         No other items of Part II are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-Q.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       HEALTHSOUTH CORPORATION
                                                   -----------------------------
                                                           (Registrant)



Date:  November 15, 1999                                  RICHARD M. SCRUSHY
                                                   -----------------------------
                                                           Richard M. Scrushy
                                                       Chairman of the Board and
                                                        Chief Executive Officer


Date:  November 15, 1999                                 MICHAEL D. MARTIN
                                                   -----------------------------
                                                          Michael D. Martin
                                                    Executive Vice President and
                                                       Chief Financial Officer