Form 10-K
period 1999-12-31
HEALTHSOUTH CORP
filed 2000-03-30
CIK 785161

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999; OR

[  ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF THE SECURITIES
     EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM        TO

Commission File Number 1-10315

                             HEALTHSOUTH CORPORATION
                    -------------------------------------
             (Exact Name of Registrant as Specified in its Charter)





                  DELAWARE                                63-0860407
-------------------------------------                     ----------
       (State or Other Jurisdiction      (I.R.S. Employer Identification No.)
    of Incorporation or Organization)

          ONE HEALTHSOUTH PARKWAY
            BIRMINGHAM, ALABAMA                              35243
------------------------------------------                ----------
         (Address of Principal Executive                  (Zip Code)
                  Offices)


Registrant's Telephone Number, Including Area Code:   (205) 967-7116

Securities Registered Pursuant to Section 12(b) of the Act:



                                         Name of Each Exchange
        Title of Each Class               on which Registered
------------------------------------   ------------------------
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

                                          Yes [X]     No   [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 24, 2000:
            Common Stock, par value $.01 per share -- $2,317,587,426

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.



        Class                       Outstanding at March 24, 2000
---------------------------------   ------------------------------
  COMMON STOCK, PAR VALUE
       $.01 PER SHARE                     385,939,143 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE

                   No documents are incorporated by reference
                      into this Annual Report on Form 10-K.

                                     PART I


ITEM 1. BUSINESS.


GENERAL

     HEALTHSOUTH Corporation is the nation's largest provider of outpatient surgery and rehabilitative healthcare services. We provide these services through our national network of inpatient and outpatient healthcare facilities, including inpatient and outpatient rehabilitation facilities, outpatient surgery centers, diagnostic centers, occupational medicine centers, medical centers and other healthcare facilities. We believe that we provide patients, physicians and payors with high-quality healthcare services at significantly lower costs than traditional inpatient hospitals. Additionally, our national network, reputation for quality and focus on outcomes have enabled us to secure contracts with national and regional managed care payors. At December 31, 1999, HEALTHSOUTH operated nearly 2,000 locations in 50 states, Puerto Rico, the United Kingdom and Australia.

     Our healthcare services are provided through inpatient healthcare facilities and facilities providing other clinical services (including inpatient rehabilitation facilities and specialty medical centers, as well as associated physician practices and other services) and outpatient healthcare facilities (including outpatient rehabilitation centers, outpatient surgery centers, outpatient diagnostic centers and occupational medicine centers). In our outpatient and inpatient rehabilitation facilities, we provide interdisciplinary programs for the rehabilitation of patients experiencing disability due to a wide variety of physical conditions, such as stroke, head injury, orthopaedic problems, neuromuscular disease and sports-related injuries. Our rehabilitation services include physical therapy, sports medicine, work hardening, neurorehabilitation, occupational therapy, respiratory therapy, speech-language pathology and rehabilitation nursing. Independent studies have shown that rehabilitation services like those we provide can save money for payors and employers.

     A patient referred to a HEALTHSOUTH rehabilitation facility undergoes an initial evaluation and assessment process that results in the development of a rehabilitation care plan designed specifically for that patient. Depending upon the patient's disability, this evaluation process may involve the services of a single discipline, such as physical therapy for a knee injury, or of multiple disciplines, as in the case of a complicated stroke patient. We have developed numerous rehabilitation programs, which include stroke, head injury, spinal cord injury, neuromuscular and work injury, that combine certain services to address the needs of patients with similar disabilities. In this way, all of our patients, regardless of the severity and complexity of their disabilities, can receive the level and intensity of services necessary to restore them to as productive, active and independent a lifestyle as possible.

     In addition to our rehabilitation facilities, we operate the largest network of freestanding outpatient surgery centers in the United States. Our outpatient surgery centers provide the facilities and medical support staff necessary for physicians to perform non-emergency surgical procedures. Outpatient surgery is widely recognized as generally less expensive than surgery performed in a hospital, and we believe that outpatient surgery performed at a freestanding outpatient surgery center is generally less expensive than hospital-based outpatient surgery. Over 80% of our surgery center facilities are located in markets served by our rehabilitation facilities, enabling us to pursue opportunities for cross-referrals.

     HEALTHSOUTH is also the largest operator of outpatient diagnostic centers and one of the largest operators of occupational medicine centers in the United States. Most of our diagnostic centers and occupational medicine centers operate in markets where we also provide rehabilitative healthcare and outpatient surgery services. We believe that our ability to offer a comprehensive range of healthcare services in a particular geographic market makes HEALTHSOUTH more attractive to both patients and payors in such market. We focus on marketing our services in an integrated system to patients and payors in such geographic markets.

     Since 1993, we have completed several significant acquisitions in both inpatient and outpatient rehabilitation services and have expanded into the outpatient surgery center, diagnostic and occupational medicine businesses. We believe that these acquisitions complement our historical operations and enhance our market position. We further believe that our expansion into the outpatient surgery, diagnostic and occupational medicine businesses provides us with additional platforms for future growth. We are continually evaluating potential acquisitions that complement our existing operations.

     HEALTHSOUTH was organized as a Delaware corporation in February 1984. Our principal executive offices are located at One HealthSouth Parkway, Birmingham, Alabama 35243, and our telephone number is (205) 967-7116.


COMPANY STRATEGY

     HEALTHSOUTH's principal objective is to be the provider of choice throughout the United States for patients, physicians and payors alike for the healthcare services that it provides. Our growth strategy has historically been based upon four primary elements: (i) the implementation of our integrated service model in appropriate markets, (ii) successful marketing to managed care organizations and other payors, (iii) the provision of high-quality, cost-effective healthcare services, and (iv) the expansion of our national network.

   o Integrated Service Model. HEALTHSOUTH seeks, where appropriate, to provide an integrated system of healthcare services, including outpatient rehabilitation services, inpatient rehabilitation and other clinical services, outpatient surgery services and outpatient diagnostic services. We believe that our integrated system offers payors the convenience of dealing with a single provider for multiple services. Additionally, we believe that our facilities can provide extensive cross-referral opportunities. For example, we estimate that approximately one-third of our outpatient rehabilitation patients have had outpatient surgery, virtually all inpatient rehabilitation patients will require some form of outpatient rehabilitation, and virtually all inpatient rehabilitation patients have had some type of diagnostic procedure. We have implemented our Integrated Service Model in approximately 150 of our markets, and intend as our long-term goal to expand the model into the 300 leading markets in the United States.

   o Marketing to Managed Care Organizations and Other Payors. Since the late 1980s, HEALTHSOUTH has focused on the development of contractual relationships with managed care organizations, major insurance companies, large regional and national employer groups and provider alliances and networks. Our documented outcomes and experience with several hundred thousand patients in delivering quality healthcare services at reasonable prices has enhanced our attractiveness to such entities and has given us a competitive advantage over smaller and regional competitors. These relationships have increased patient flow to HEALTHSOUTH's facilities and contributed to our same-store growth. These relationships also expose us to pressure from payors to limit pricing for our services, and we endeavor to manage and monitor such relationships in an effort to ensure both competitive pricing and patient volumes for its facilities.

   o Cost-Effective Services. HEALTHSOUTH's goal is to provide high-quality healthcare services in cost-effective settings. To that end, we have developed standardized clinical protocols for the treatment of our patients. This results in "best practices" techniques being utilized at all HEALTHSOUTH facilities, allowing the consistent achievement of demonstrable, cost-effective clinical outcomes. The reputation of our clinical programs is enhanced through our relationships with major universities throughout the nation, and our support of clinical research in our facilities. Further, independent studies estimate that, for every dollar spent on rehabilitation, $11 to $35 is saved. Finally, surgical procedures typically are less expensive in outpatient surgery centers than in hospital settings. We believe that outpatient and rehabilitative healthcare services will assume increasing importance in the healthcare environment as payors continue to seek to reduce overall costs by shifting patients to more cost-effective treatment settings.

   o Expansion of National Network. As one of the largest providers of healthcare services in the United States, HEALTHSOUTH is able to realize economies of scale and compete successfully for national contracts with large payors and employers while retaining the flexibility to respond to particular needs of local markets. We believe that our national network lets us offer large national and regional employers and payors the convenience of dealing with a single provider, utilize greater buying power through centralized purchasing, achieve more efficient costs of capital and labor and more effectively recruit and retain clinicians. These national benefits are realized without sacrificing local market responsiveness. Our objective is to provide those outpatient and rehabilitative healthcare services needed within each local market by tailoring our services and facilities to that market's needs, thus bringing the benefits of nationally recognized expertise and quality into the local setting.

     These strategies have enabled us to make HEALTHSOUTH the only provider of healthcare services to operate in all 50 states and to expand our operations overseas. Building on that base, we further intend to leverage the franchise and brand identity we have created through strategic alliances and, where appropriate, equity participation with leading e-commerce and Internet-based companies offering services that we expect will benefit us, both by creating greater efficiencies and cost savings for our operations and by expanding the range of services we offer and public awareness of our company. We believe that our 2,000-facility network, our volume of daily interactions with patients across the country and our relationships with leading physicians and institutions offer these companies immediate scale and exposure of a type not available through other healthcare providers, and we will seek to leverage those assets through business affiliations which we expect will both benefit our
operations  and  increase   stockholder  value  through   strategic   investment
activities.

RISK FACTORS

     HEALTHSOUTH's business, operations and financial condition are subject to various risks. Some of these risks are described below, and readers of this Annual Report on Form 10-K should take such risks into account in evaluating HEALTHSOUTH or any investment decision involving HEALTHSOUTH. This section does not describe all risks applicable to our company, our industry or our business, and it is intended only as a summary of certain material factors. More detailed information concerning the factors described below is contained in other sections of this Annual Report on Form 10-K.

     HEALTHSOUTH Depends Upon Reimbursement by Third-Party Payors. Substantially all of our revenues are derived from private and governmental third-party payors. In 1999, approximately 33.0% of our revenues were derived from Medicare and approximately 67.0% from commercial insurers, managed care plans, workers' compensation payors and other private pay revenue sources. There are increasing pressures from many payors to control healthcare costs and to reduce or limit increases in reimbursement rates for medical services. There can be no assurances that payments from government or private payors will remain at levels comparable to present levels. In attempts to limit the federal budget deficit, there have been, and we expect that there will continue to be, a number of proposals to limit Medicare reimbursement for various services. We cannot now predict whether any of these pending proposals will be adopted or what effect the adoption of such proposals would have on HEALTHSOUTH.

     HEALTHSOUTH's Operations Are Subject To Extensive Regulation. HEALTHSOUTH is subject to various other types of regulation by federal and state governments, including licensure and certification laws, Certificate of Need laws and laws relating to financial relationships among providers of healthcare services, Medicare fraud and abuse and physician self-referral.

     The operation of our facilities and the provision of healthcare services are subject to federal, state and local licensure and certification laws. These facilities and services are subject to periodic inspection by governmental and other authorities to assure compliance with the various standards established for continued licensure under state law, certification under the Medicare and Medicaid programs and participation in other government programs. Additionally, in many states, Certificates of Need or other similar approvals are required for expansion of our operations. We could be adversely affected if we cannot obtain such approvals, by changes in the standards applicable to approvals and by possible delays and expenses associated with obtaining approvals. Our failure to obtain, retain or renew any required regulatory approvals, licenses or certificates could prevent us from being reimbursed for our services or from offering some of our services, or could adversely affect our results of operations.

     Our business is subject to extensive federal and state regulation with respect to financial relationships among healthcare providers, physician self-referral arrangements and other fraud and abuse issues. Penalties for violation of federal and state laws and regulations include exclusion from participation in the Medicare and Medicaid programs, asset forfeiture, civil penalties and criminal penalties, any of which could have a material adverse effect on our business, results of operations or financial condition. The Office of Inspector General of the Department of Health and Human Services, the Department of Justice and other federal agencies interpret healthcare fraud and abuse provisions liberally and enforce them aggressively.

     Healthcare Reform Legislation May Affect HEALTHSOUTH's Business. In recent years, many legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. Among the proposals which are currently being, or which recently have been, considered are cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a single government health insurance plan that would cover all citizens. The costs of certain proposals would be funded in significant part by reductions in payment by governmental programs, including Medicare and Medicaid, to healthcare providers. There continue to be federal and state proposals that would, and actions that do, impose more limitations on government and private payments to healthcare providers such as HEALTHSOUTH and proposals to increase copayments and deductibles from patients. At the federal level, both Congress and the current Administration have continued to propose healthcare budgets that substantially reduce payments under the Medicare and Medicaid programs. In addition, many states are considering the enactment of initiatives designed to reduce their Medicaid expenditures, to provide universal coverage or additional levels of care and/or to impose additional taxes on healthcare providers to help finance or expand the states' Medicaid systems. There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation on HEALTHSOUTH. That impact may be material.

     HEALTHSOUTH Faces National, Regional and Local Competition. HEALTHSOUTH operates in a highly competitive industry. Although HEALTHSOUTH is the largest provider of its range of inpatient and outpatient healthcare services on a nationwide basis, in any particular market it may encounter competition from local or national entities with longer operating histories or other superior competitive advantages. There can be no assurance that such competition, or other competition which we may encounter in the future, will not adversely affect our results of operations.

     HEALTHSOUTH Is Subject To Material Litigation. HEALTHSOUTH is, and may in the future be, subject to litigation which, if determined adversely to us, could have a material adverse affect on our business or financial condition. In addition, some of the companies and businesses we have acquired have been subject to such litigation. While we attempt to conduct our operations in such a way as to reduce the risk that adverse results in litigation could have a material adverse affect on us, there can be no assurance that pending or future litigation, whether or not described in this Annual Report on Form 10-K, will not have such a material adverse affect. See Item 3, "Legal Proceedings".

     HEALTHSOUTH's Stock Price May Be Volatile. Healthcare stocks in general, including HEALTHSOUTH's common stock, are subject to frequent changes in stock price and trading volume, some of which may be large. These changes may be influenced by the market's perceptions of the healthcare sector in general, of other companies believed to be similar to HEALTHSOUTH, or of our results of operations and future prospects. In addition, these perceptions may be greatly affected not only by information we provide but also by opinions and reports created by investment analysts and other third parties which do not necessarily reflect information provided by us. Adverse movement in HEALTHSOUTH's stock price, particularly as a result of factors over which we have no control, may adversely affect our access to capital and the ability to consummate acquisitions using our stock.

GROWTH THROUGH ACQUISITIONS AND RELATED DIVESTITURES

     Beginning in 1994, HEALTHSOUTH has consummated a series of significant acquisitions. The following paragraphs describe several major acquisitions consummated during the period covered by the consolidated financial statements contained in this Annual Report on Form 10-K, as well as related divestitures and facility closings and consolidations in connection with our strategic plan.


     During 1997, we acquired Health Images, Inc. ("Health Images"; 55 diagnostic imaging centers in 13 states and the United Kingdom), ASC Network Corporation ("ASC"; 29 surgery centers in eight states), Horizon/CMS Healthcare Corporation ("Horizon/CMS"; 30 inpatient rehabilitation facilities and approximately 275 outpatient rehabilitation centers in 24 states) and National Imaging Affiliates, Inc. ("NIA"; eight diagnostic imaging centers in six states). On December 31, 1997, we sold the long-term care assets of Horizon/CMS, consisting of 139 long-term care facilities, 12 specialty hospitals, 35 institutional pharmacy locations and over 1,000 rehabilitation therapy contracts with long-term care facilities, to Integrated Health Services, Inc. ("IHS"). During 1998, we acquired National Surgery Centers, Inc. ("NSC"; 40 surgery centers in 14 states), as well as over 30 surgery centers (including centers under management arrangements) from Columbia/HCA Healthcare Corporation
("Columbia/HCA"). During 1999, we acquired approximately 160 outpatient rehabilitation centers from Mariner Post-Acute Network, Inc. ("Mariner"). These transactions, along with our other significant acquisitions since 1993, have further enhanced our position as the nation's largest provider of inpatient and outpatient rehabilitative services, outpatient surgery services and diagnostic imaging services and our position as one of the largest providers of occupational medicine services. We believe that the geographic dispersion of the nearly 2,000 locations we now operate makes HEALTHSOUTH more attractive to managed care networks, major insurance companies, regional and national employers and regional provider alliances and enhances our ability to implement our Integrated Service Model in additional markets.


     In the course of our major acquisitions, we have from time to time acquired ancillary businesses, such as healthcare staffing and home health services, which are not part of our strategic lines of business, and have also acquired facilities which may be duplicative of existing facilities or which do not meet our operating and performance standards. Accordingly, we have from time to time determined to sell, close or consolidate certain acquired facilities and businesses in order to focus our resources on those facilities and businesses which are most consistent with our strategic plan and core operations. Our most significant divestiture was the divestiture of the long-term care assets of Horizon/CMS to IHS in 1997, described above. In addition, in the third quarter of 1998, we adopted a plan to close substantially all of our home health operations, which had been obtained as minor components of larger strategic acquisitions, and in the fourth quarter of 1998 we adopted a plan to close, consolidate or hold for sale certain other non-strategic businesses and duplicative facilities, as well as facilities which we had determined could not be brought up to our operating and performance standards without undue expenditure of resources.


     See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information concerning our acquisitions, divestitures and plans with respect to facility closings and consolidations.


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

     We also believe that there is a growing trend toward the provision of other healthcare services on an outpatient basis, fueled by advances in technology, demands for cost-effective care and concerns for patient comfort and convenience. An industry study indicates that there was a 75% increase in the number of treatments in all ambulatory settings from 1986 to 1996, with over 70% of the total number of surgeries in the United States currently being performed on an outpatient basis. We believe that these trends will continue to foster demand for the delivery of healthcare services on an outpatient basis.


PATIENT CARE SERVICES


     HEALTHSOUTH began its operations in 1984 with a focus on providing comprehensive orthopaedic and musculoskeletal rehabilitation services on an outpatient basis. Over the succeeding 16 years, we have consistently sought and implemented opportunities to expand our services through acquisitions and start-up development activities that complement our historic focus on orthopaedic, sports medicine and occupational health services and that provide independent platforms for growth. Our acquisitions and internal growth have enabled HEALTHSOUTH to become one of the largest providers of healthcare services in the United States. The following sections discuss the range of services we offer in our inpatient and other clinical services and outpatient services business segments. See Note 14 of "Notes to Consolidated Financial Statements" for financial information concerning these segments.


Inpatient and Other Clinical Services


     HEALTHSOUTH's inpatient and other clinical services business segment includes the operations of its inpatient rehabilitation facilities and medical centers, as well as the operations of certain physician practices and other clinical services which are managerially aligned with our inpatient services.


     INPATIENT REHABILITATION FACILITIES. At December 31, 1999, HEALTHSOUTH operated 118 inpatient rehabilitation facilities with 7,702 licensed beds in the continental United States, representing the largest group of affiliated proprietary inpatient rehabilitation facilities in the nation, as well as a 71-bed rehabilitation hospital in Australia and a 17-bed rehabilitation facility in Puerto Rico. Our inpatient rehabilitation facilities provide high-quality comprehensive services to patients who require intensive institutional rehabilitation care.


     Inpatient rehabilitation patients are typically those who are experiencing significant physical disabilities due to various conditions, such as head injury, spinal cord injury, stroke, certain orthopaedic problems and neuromuscular disease. Our inpatient rehabilitation facilities provide the medical, nursing, therapy and ancillary services required to comply with local, state and federal regulations as well as accreditation standards of the Joint Commission on Accreditation of Healthcare Organizations (the "JCAHO") and the Commission on Accreditation of Rehabilitation Facilities ("CARF").


     All HEALTHSOUTH inpatient rehabilitation facilities utilize an interdisciplinary team approach to the rehabilitation process and involve the patient and family, as well as the payor, in the determination of the goals for the patient. Internal case managers monitor each patient's progress and provide documentation of patient status, achievement of goals, functional outcomes and efficiency.


     In certain markets, our rehabilitation hospitals may provide outpatient rehabilitation services as a complement to their inpatient services. Typically, this opportunity arises when patients complete their inpatient course of treatment but remain in need of additional therapy that can be accomplished on an outpatient basis. Depending upon the demand for outpatient services and physical space constraints, the rehabilitation hospital may establish the services either within its building or in a satellite location. In either case, the clinical protocols and programs developed for use in our freestanding outpatient centers are utilized by these facilities.


     A number of our rehabilitation hospitals were developed in conjunction with local tertiary-care facilities, including major teaching hospitals such as those at Vanderbilt University, the University of Missouri and the University of Virginia. This strategy of developing effective referral and service networks prior to opening results in improved operating efficiencies for the new facilities and provides a more coordinated continuum of care for the constituencies served by the tertiary-care facilities. In addition to those facilities so developed by HEALTHSOUTH, we have entered into or are pursuing similar affiliations with a number of our rehabilitation hospitals which were obtained through our major acquisitions.


     MEDICAL CENTERS. At December 31, 1999, HEALTHSOUTH operated five medical centers with 1,125 licensed beds in four distinct markets, including one facility managed under contract. These facilities provide general and specialty medical and surgical healthcare services, emphasizing orthopaedics, sports medicine and rehabilitation.


     We acquired our medical centers as outgrowths of our rehabilitative healthcare services. Often, patients require medical and surgical interventions prior to the initiation of their rehabilitative care. In each of the markets in which we have acquired a medical center, we had well-established relationships with the medical communities serving each facility. Following the acquisition of each of our medical centers, we have provided the resources to improve upon the physical plant and expand services through the introduction of new technology. We have also developed additional relationships between these facilities and certain university facilities, including the University of Miami, Auburn University and the University of Alabama at Birmingham. Through these relationships, the influx of celebrity athletes and personalities and the acquisition of new technology, all of our medical centers have improved their operating efficiencies and enhanced census.


     Each  of  our  medical  center  facilities  is  licensed  as an  acute-care
hospital,   is  accredited  by  the  JCAHO  and  participates  in  the  Medicare prospective payment system. See this Item, "Business -- Regulation".


     INPATIENT FACILITY UTILIZATION. In measuring patient utilization of our inpatient facilities, various factors must be considered. Due to market demand, demographics, start-up status, renovation, patient mix and other factors, we may not treat all licensed beds in a particular facility as available beds, which sometimes results in a material variance between licensed beds and beds actually available for utilization at any specific time. We are generally in a position to increase the number of available beds at such facilities as market conditions dictate. During the year ended December 31, 1999, our inpatient facilities achieved an overall utilization, based on patient days and available beds, of 78.08%.


Outpatient Services


     HEALTHSOUTH's outpatient services business segment includes our outpatient rehabilitation facilities, our outpatient surgery centers, our outpatient diagnostic centers and our occupational medicine centers. Since September 1999, these outpatient services have been managed by local market managers, who are responsible for all outpatient services in particular local markets, and regional market leaders, who are responsible for overseeing the market managers in particular regions.


     OUTPATIENT REHABILITATION SERVICES. HEALTHSOUTH operates the largest group of affiliated proprietary outpatient rehabilitation facilities in the United States. Our outpatient rehabilitation centers offer a comprehensive range of rehabilitative healthcare services, including physical therapy and occupational therapy, that are tailored to the individual patient's needs, focusing predominantly on orthopaedic injuries, sports injuries, work injuries, hand and upper extremity injuries, back injuries, and various neurological/neuromuscular conditions. As of December 31, 1999, we provided outpatient rehabilitative healthcare services through approximately 1,379 outpatient locations, including freestanding outpatient centers and their satellites, outpatient satellites of inpatient facilities and outpatient facilities managed under contract.


     Continuing emphasis on containing increases in healthcare costs, as evidenced by Medicare's prospective payment system, the growth in managed care and the various alternative healthcare reform proposals, has resulted in earlier discharge of patients from acute-care facilities. As a result, many hospital patients do not receive the intensity of services that may be necessary for them to achieve a full recovery from their diseases, disorders or traumatic conditions. HEALTHSOUTH's outpatient rehabilitation services play a significant role in the continuum of care because they provide hospital-level services, in terms of intensity, quality and frequency, in a more cost-efficient setting.

     Patients treated at HEALTHSOUTH outpatient centers will undergo varying courses of therapy depending upon their individual needs. Some patients may only require a few hours of therapy per week for a few weeks, while others may spend up to five hours per day in therapy for six months or more, depending on the nature, severity and complexity of their injuries.

     In general, we initially establish an outpatient center in a given market, either by acquiring an existing private therapy practice or through start-up development, and institute our clinical protocols and programs in response to the community's general need for services. We will then establish satellite clinics that are dependent upon the main facility for management and administrative services. These satellite clinics generally provide a specific evaluative or specialty service/program, such as hand therapy or foot and ankle therapy, in response to specific market demands.

     Patient utilization of our outpatient rehabilitation facilities cannot be measured in the conventional manner applied to acute-care hospitals, nursing homes and other healthcare providers which have a fixed number of licensed beds and serve patients on a 24-hour basis. Utilization patterns in outpatient rehabilitation facilities will be affected by the market to be served, the types of injuries treated, the patient mix and the number of available therapists, among other factors. Moreover, because of variations in size, location, hours of operation, referring physician base and services provided and other differences among each of our outpatient facilities, it is not possible to accurately assess patient utilization against a norm.

     SURGERY CENTERS. HEALTHSOUTH is currently the largest operator of outpatient surgery centers in the United States. At December 31, 1999, we operated 230 freestanding surgery centers in 42 states. Over 80% of these facilities are located in markets served by our rehabilitation facilities, enabling us to pursue opportunities for cross-referrals between surgery and rehabilitation facilities as well as to centralize administrative functions. HEALTHSOUTH surgery centers provide the facilities and medical support staff necessary for physicians to perform non-emergency surgical procedures. Our typical surgery center is a freestanding facility with three to six fully equipped operating and procedure rooms and ancillary areas for reception, preparation, recovery and administration. Each HEALTHSOUTH surgery center is available for use only by licensed physicians, oral surgeons and podiatrists, and the centers do not perform surgery on an emergency basis.

     Outpatient surgery centers, unlike hospitals, have not historically provided overnight accommodations, food services or other ancillary services. Over the past several years, states have increasingly permitted the use of extended-stay recovery facilities by outpatient surgery centers. As a result, many outpatient surgery centers are adding extended recovery care capabilities where permitted. Most HEALTHSOUTH surgery centers currently provide for extended recovery stays. Our ability to develop such recovery care facilities is dependent upon state regulatory environments in the particular states where its centers are located.

     HEALTHSOUTH outpatient surgery centers implement quality control procedures to evaluate the level of care provided at the centers. Each center has a medical advisory committee of three to ten physicians which reviews the professional credentials of physicians applying for medical staff privileges at the center.

     DIAGNOSTIC CENTERS. At December 31, 1999, HEALTHSOUTH operated 129 diagnostic centers in 27 states and the United Kingdom. These centers provide outpatient diagnostic imaging services, including magnetic resonance imaging ("MRI"), computerized tomography ("CT") services, X-ray services, ultrasound services, mammography services, nuclear medicine services and fluoroscopy. Not all services are provided at all sites; however, most HEALTHSOUTH diagnostic centers are multi-modality centers offering multiple types of service.

     HEALTHSOUTH  diagnostic  centers provide outpatient  diagnostic  procedures
performed  by  experienced  radiological   technicians.   After  the  diagnostic
procedure is completed, the images are reviewed by radiologists who have contracted with us. Those radiologists prepare a report of the test and their findings, which are then delivered to the referring physician. Our diagnostic centers are open at hours appropriate for the local medical community.

     Because many patients at our rehabilitative healthcare and outpatient surgery facilities require diagnostic procedures of the type performed at our diagnostic centers, we believe that our diagnostic operations are a natural complement to our other services and enhance our ability to market those services to patients and payors.

     OCCUPATIONAL MEDICINE SERVICES. At December 31, 1999, HEALTHSOUTH operated 124 occupational medicine centers in 29 states. These centers provide cost-effective, outpatient primary medical care and rehabilitation services to individuals for the treatment of work-related medical problems.

     HEALTHSOUTH occupational medicine centers market their services to large and small employers, workers' compensation and health insurers and managed care organizations. The services provided at our occupational medicine centers include outpatient primary medical care for work-related injuries and illnesses, work-related physical examinations, physical therapy services and workers' compensation medical services, as well as other services primarily aimed at work-related injuries or illnesses. Medical services at the centers are provided by licensed physicians who are employed by or under contract with HEALTHSOUTH or affiliated medical practices. These centers also employ nurses, therapists and other licensed professional staff as necessary for the services provided. We believe that occupational medicine primary care services are a strategic component of our business, and that the physicians in our occupational medicine centers can, in many cases, serve as "gatekeepers" providing access to the other services we offer.

Other Patient Care Services

     In some markets, HEALTHSOUTH provides other patient care services, including physician services and contract management of hospital-based rehabilitative healthcare services. We evaluate market opportunities on a case-by-case basis in determining whether to provide additional services of these types, which may be complementary to facility-based services we provide or stand-alone businesses. These services are included within our business segment with which they are most closely aligned in the particular local market.


MARKETING OF FACILITIES AND SERVICES

     We market our facilities, and their services and programs, on local, regional and national levels. Local and regional marketing activities are typically coordinated by local or area-based marketing personnel, whereas large-scale regional and national efforts are coordinated by corporate-based personnel. In Integrated Service Model markets, area marketing activities are coordinated by an ISM Advisory Committee reflecting our range of services in each market.

     In general, we develop a marketing plan for each facility based on a variety of factors, including population characteristics, physician characteristics and incidence of disability statistics, in order to identify specific service opportunities. Facility-oriented marketing programs are focused on increasing the volume of patient referrals to the specific facility and involve the development of ongoing relationships with area schools, businesses and industries as well as physicians, health maintenance organizations and preferred provider organizations.

     HEALTHSOUTH's larger-scale marketing activities are focused more broadly on efforts to generate patient referrals to multiple facilities and the creation of new business opportunities. These activities include the development and maintenance of contractual relationships or national pricing agreements with large third-party payors, such as CIGNA, United Healthcare or other national insurance companies, with national HMO/PPO companies, such as First Health and Multiplan, with national case management companies, such as INTRACORP and Crawford & Co., and with national employers, such as Wal-Mart, Georgia-Pacific Corporation, Federated Department Stores, Goodyear Tire & Rubber and Winn-Dixie.

     We also carry out broader programs designed to further enhance our name recognition and association with amateur and professional athletics. Among these is the HEALTHSOUTH Sports Medicine Council, headed by Bo Jackson and involving other well-known professional and amateur athletes and sports medicine specialists, which is dedicated to developing educational programs focused on athletics for use in high schools. We have ongoing relationships with the Professional Golfers Association, the Senior Professional Golfers Association, the Ladies Professional Golf Association, the Southeastern Conference, the Southwestern Athletic Conference, the U.S. Decathlon Team, USA Hockey, USA Wrestling, USA Volleyball and more than 125 universities and colleges and approximately 2,000 high schools to provide sports medicine coverage of events and rehabilitative healthcare services for injured athletes. In addition, we have established relationships with or provided treatment services for athletes from some 40-50 professional sports teams, as well as providing sports medicine services for Olympic and amateur athletes. In 1996, HEALTHSOUTH and the United States Olympic Committee established the Richard M. Scrushy/HEALTHSOUTH Sports Medicine and Sport Science Center at the USOC's Colorado Springs campus.

     HEALTHSOUTH maintains a Web site at www.healthsouth.com, which provides information on the company, health information, links to our Securities and Exchange Commission filings and press releases, a facility locator and links to other relevant information. In addition, we have entered into an Alliance Agreement with Healtheon/WebMD Corporation, one of the largest providers of healthcare information on the World Wide Web. Under the Alliance Agreement, HEALTHSOUTH and Healtheon/WebMD are partners in a co-branded Web channel called "WebMD Sports & Fitness with HEALTHSOUTH", located at
http://my.webmd.com/sports. This Web channel provides consumers with news, information and discussions on sports and fitness related topics and includes links to a HEALTHSOUTH facility finder and to a dedicated HEALTHSOUTH channel located at http://my.webmd.com/partners/healthsouth. We believe that these activities enhance consumer and physician awareness of our services and locations, as well as providing a valuable resource for health information related to the services that we provide. HEALTHSOUTH expects to continue to develop relationships with leading Internet-related companies in the healthcare arena.

     HEALTHSOUTH is a national sponsor of the United Cerebral Palsy Association and the National Arthritis Foundation and supports many other charitable organizations on national and local levels. Through these endeavors, HEALTHSOUTH and its employees are able to support charitable organizations and activities within their communities.


SOURCES OF REVENUES

     Most of our revenues come from non-governmental revenue sources. The following table sets forth the percentages of our revenues from various sources for the periods indicated:





                                              YEAR ENDED         YEAR ENDED
SOURCE                                    DECEMBER 31, 1998   DECEMBER 31, 1999
---------------------------------------- ------------------- ------------------
         Medicare ......................         35.9%               33.0%
         Commercial (1) ................         37.0                40.3
         Workers' Compensation .........         10.8                11.5
         All Other Payors (2) ..........         16.3                15.2
                                                -----               -----
                                                100.0%              100.0%
                                                =====               =====


------------------
(1) Includes commercial insurance, HMOs, PPOs and other managed care plans.

(2) Medicaid is included in this category, but is insignificant in amount.


     The above table does not reflect the NSC facilities for periods or portions thereof prior to the effective date of the NSC acquisition. Comparable information for those facilities is not available.

     See this Item, "Business -- Regulation -- Medicare Participation and Reimbursement" for a description of certain of the reimbursement regulations applicable to our facilities.


COMPETITION

     HEALTHSOUTH's rehabilitation facilities compete on a local, regional and national basis with other providers of specialized services such as sports medicine and work hardening, and specific concentrations such as head injury rehabilitation and orthopaedic surgery. The competition faced in each of these markets is similar, with variations arising from the number of healthcare providers in the given metropolitan area. The primary competitive factors in the rehabilitation components of our inpatient and outpatient business segments are quality of services, projected patient outcomes, charges for services, responsiveness to the needs of the patients, community and physicians, and ability to tailor programs and services to meet specific needs of the patients. Competitors and potential competitors include hospitals, private practice therapists, rehabilitation agencies and others. Some of these competitors may have greater patient referral support and financial and personnel resources in particular markets than we do. We believe that we compete successfully within the marketplace based upon our reputation for quality, competitive prices, positive rehabilitation outcomes, innovative programs, clean and bright facilities and responsiveness to needs.

     HEALTHSOUTH's surgery centers compete primarily with hospitals and other operators of freestanding surgery centers in attracting physicians and patients and in developing new centers and in acquiring existing centers. The primary competitive factors in the outpatient surgery business are convenience, cost, quality of service, physician loyalty and reputation. Hospitals have many competitive advantages in attracting physicians and patients, including established standing in a community, historical physician loyalty and convenience for physicians making rounds or performing inpatient surgery in the hospital. However, we believe that our national market system and our historical presence in many of the markets where our surgery centers are located enhance our ability to operate these facilities successfully.

     HEALTHSOUTH's diagnostic centers compete with local hospitals, other multi-center imaging companies, local independent diagnostic centers and imaging centers owned by local physician groups. We believe that the principal competitive factors in the diagnostic services business are price, quality of service, ability to establish and maintain relationships with managed care payors and referring physicians, reputation of interpreting physicians, facility location and convenience of scheduling. We believe that our diagnostic facilities compete successfully within their respective markets, taking into account these factors.

     HEALTHSOUTH's medical centers are located in four urban areas of the country, all with well established healthcare services provided by a number of proprietary, not-for-profit, and municipal hospital facilities. Our facilities compete directly with these local hospitals as well as various nationally recognized centers of excellence in orthopaedics, sports medicine and other specialties. Because our facilities enjoy a national and international reputation for orthopaedic surgery and sports medicine, we believe that our medical centers' level of service and continuum of care enable them to compete successfully, both locally and nationally.

     We potentially face competition any time we initiate a Certificate of Need project or seek to acquire an existing facility or Certificate of Need. See this Item, "Business -- Regulation". This competition may arise either from competing national or regional companies or from local hospitals or other providers which file competing applications or oppose the proposed Certificate of Need project. The necessity for these approvals serves as a barrier to entry and has the potential to limit competition by creating a franchise to provide services to a given area. We have generally been successful in obtaining Certificates of Need or similar approvals when required, although there can be no assurance that we will achieve similar success in the future.


REGULATION

     The healthcare industry is subject to regulation by federal, state and local governments. The various levels of regulatory activity affect our business activities by controlling our growth, requiring licensure or certification of our facilities, regulating the use of its properties and controlling the reimbursement to HEALTHSOUTH for services provided.


Licensure, Certification and Certificate of Need Regulations

     Capital expenditures for the construction of new facilities, the addition of beds or the acquisition of existing facilities may be reviewable by state regulators under a statutory scheme which is sometimes referred to as a Certificate of Need program. States with Certificate of Need programs place limits on the construction and acquisition of healthcare facilities and the expansion of existing facilities and services. In such states, approvals are required for capital expenditures exceeding certain amounts which involve inpatient rehabilitation facilities or services or outpatient surgery centers. Most states do not require such approvals for outpatient rehabilitation, occupational health and diagnostic facilities and services.

     State Certificate of Need statutes generally provide that, prior to the addition of new beds, the construction of new facilities or the introduction of new services, a state health planning designated agency must determine that a need exists for those beds, facilities or services. The Certificate of Need process is intended to promote comprehensive healthcare planning, assist in providing high quality healthcare at the lowest possible cost and avoid unnecessary duplication by ensuring that only those healthcare facilities that are needed will be built.

     Typically, the provider of services submits an application to the appropriate agency with information concerning the area and population to be served, the anticipated demand for the facility or service to be provided, the amount of capital expenditure, the estimated annual operating costs, the relationship of the proposed facility or service to the overall state health plan and the cost per patient day for the type of care contemplated. Whether the Certificate of Need is granted is based upon a finding of need by the agency in accordance with criteria set forth in Certificate of Need statutes and state and regional health facilities plans. If the proposed facility or service is found to be necessary and the applicant to be the appropriate provider, the agency will issue a Certificate of Need containing a maximum amount of expenditure and a specific time period for the holder of the Certificate of Need to implement the approved project.

     Licensure and certification are separate, but related, regulatory activities. Licensure is usually a state or local requirement, and certification is a federal requirement. In almost all instances, licensure and certification will follow specific standards and requirements that are set forth in readily available public documents. Compliance with the requirements is monitored by annual on-site inspections by representatives of various government agencies. All of our inpatient rehabilitation facilities and medical centers and substantially all of our surgery centers are currently required to be licensed, but only the outpatient rehabilitation facilities located in Alabama, Arizona, Kentucky, Maryland, Massachusetts, New Hampshire, New Mexico and Rhode Island currently must satisfy such a licensing requirement. Most states do not require diagnostic and occupational medicine facilities to be licensed.

Medicare Participation and Reimbursement

     In order to participate in the Medicare program and receive Medicare reimbursement, each facility must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, the type of facility, its equipment, its personnel and its standards of medical care, as well as compliance with all state and local laws and regulations. All HEALTHSOUTH inpatient facilities, except for our St. Louis head injury center, participate in the Medicare program. Approximately 1,093 of our outpatient rehabilitation facilities currently participate in, or are awaiting the assignment of a provider number to participate in, the Medicare program. All of our surgery centers are certified (or awaiting certification) under the Medicare program. Diagnostic and occupational health facilities are not certified by the Medicare program. Our Medicare-certified facilities, inpatient and outpatient, undergo annual on-site Medicare certification surveys in order to maintain their certification status. Failure to comply with the program's conditions of participation may result in loss of program reimbursement or other governmental sanctions. We have developed our operational systems to attempt to assure compliance with the various standards and requirements of the Medicare program and have established ongoing quality assurance activities to monitor compliance.

     As a result of the Social Security Act Amendments of 1983, Congress adopted a prospective payment system ("PPS") to cover the routine and ancillary operating costs of most Medicare inpatient hospital services. Under this system, the Secretary of Health and Human Services has established fixed payment amounts per discharge based on diagnosis-related groups ("DRGs"). With limited exceptions, reimbursement received by a hospital for Medicare inpatients is limited to the DRG rate, regardless of the number of services provided to the patient or the length of the patient's hospital stay. Under acute-care PPS, a hospital may retain the difference, if any, between its DRG rate and its operating costs incurred in furnishing inpatient services, and is at risk for any operating costs that exceed its DRG rate. Our medical center facilities are generally subject to acute-care PPS with respect to Medicare inpatient services.

     The acute-care PPS program has been beneficial for the rehabilitation segment of the healthcare industry because of the economic pressure on acute-care hospitals to discharge patients as soon as possible. The result has been increased demand for rehabilitation services for those patients discharged early from acute-care hospitals. Freestanding inpatient rehabilitation facilities are currently exempt from PPS, and inpatient rehabilitation units within acute-care hospitals are eligible to obtain an exemption from PPS upon satisfaction of certain federal criteria. As discussed below, freestanding inpatient rehabilitation facilities and hospital-based inpatient rehabilitation units are to be placed under a PPS currently required to be phased in beginning October 1, 2000.

     Currently, 17 of our outpatient centers are Medicare-certified Comprehensive Outpatient Rehabilitation Facilities ("CORFs") and 924 are Medicare-certified rehabilitation agencies or satellites. Additionally, we have certification applications pending for three CORF sites and 149 rehabilitation agency sites (including satellites.) Through December 31, 1998, CORFs were reimbursed reasonable costs (subject to certain limits) for services provided to Medicare beneficiaries, and outpatient rehabilitation facilities certified by Medicare as rehabilitation agencies were reimbursed on the basis of the lower of reasonable costs for services provided to Medicare beneficiaries or charges for such services. Outpatient rehabilitation facilities which are physician-directed clinics, as well as outpatient surgery centers, are reimbursed by Medicare on a fee screen basis; that is, they receive a fixed fee, which is determined by the geographical area in which the facility is located, for each procedure performed. From January 1, 1999, CORFs and rehabilitation agencies are reimbursed on a fee screen basis as well. Our outpatient rehabilitation facilities submit monthly bills to their fiscal intermediaries for services provided to Medicare beneficiaries, and we file annual cost reports with the intermediaries for each such facility.

     Our inpatient facilities (other than the medical center facilities) either are not currently covered by PPS or are currently exempt from PPS, and are currently cost-reimbursed, receiving the lower of reasonable costs or charges. Typically, the fiscal intermediary pays a set rate based on the prior year's costs for each facility. As with outpatient facilities subject to cost-based reimbursement, annual cost reports are filed with our fiscal intermediary and payment adjustments are made, if necessary.

     As part of the Balanced Budget Act of 1997, Congress directed the United States Department of Health and Human Services to develop regulations that would subject inpatient rehabilitation hospitals to a PPS. The Act requires the prospective payment rates to be phased in beginning October 1, 2000, and to be fully implemented by October 1, 2002. The Act requires that the rates must equal 98% of the amount of payments that would have been made if the PPS had not been adopted. Since the proposed regulations implementing inpatient rehabilitation PPS have not been released, we cannot predict at this time the effect that this new system may have on our future operations. In addition, the Act requires the establishment of a PPS for hospital outpatient department services, effective for services furnished beginning in 1999. Regulations implementing that requirement have not been issued in final form.

     In June 1998, the Health Care Financing Administration issued proposed rules setting forth new payment classifications which would significantly change Medicare reimbursement for outpatient surgery centers. However, these proposed rules have not been promulgated in final form, and we cannot currently predict when final rules, if any, will be adopted or the content or effect on our operations of those rules.

     Over the past several years an increasing number of healthcare providers have been accused of violating the federal False Claims Act. That Act prohibits the knowing presentation of a false claim to the United States government. Because HEALTHSOUTH performs thousands of similar procedures a year for which it is reimbursed by Medicare and there is a relatively long statute of limitations, a billing error or cost reporting error could result in significant civil or criminal penalties.


Relationships with Physicians and Other Providers

     Various state and federal laws regulate relationships among providers of healthcare services, including employment or service contracts and investment relationships. These restrictions include a federal criminal law prohibiting (a) the offer, payment, solicitation or receipt of remuneration by individuals or entities to induce referrals of patients for services reimbursed under the Medicare or Medicaid programs or (b) the leasing, purchasing, ordering, arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by such programs (the "Fraud and Abuse Law"). In addition to federal criminal sanctions, violators of the Fraud and Abuse Law may be subject to significant civil sanctions, including fines and/or exclusion from the Medicare and/or Medicaid programs.

     In 1991, the Office of the Inspector General ("OIG") of the United States Department of Health and Human Services issued regulations describing compensation arrangements which are not viewed as illegal remuneration under the Fraud and Abuse Law (the "1991 Safe Harbor Rules"). The 1991 Safe Harbor Rules create certain standards ("Safe Harbors") for identified types of compensation arrangements which, if fully complied with, assure participants in the particular arrangement that the OIG will not treat that participation as a criminal offense under the Fraud and Abuse Law or as the basis for an exclusion from the Medicare and Medicaid programs or an imposition of civil sanctions.

     In 1992, regulations were published in the Federal Register implementing the OIG sanction and civil money penalty provisions established in the Fraud and Abuse Law. The regulations provide that the OIG may exclude a Medicare provider from participation in the Medicare Program for a five-year period upon a finding that the Fraud and Abuse Law has been violated. The regulations expressly incorporate a test adopted by three federal circuit courts providing that if one purpose of remuneration that is offered, paid, solicited or received is to induce referrals, then the statute is violated. The regulations also provide that after the OIG establishes a factual basis for excluding a provider from the program, the burden of proof shifts to the provider to prove that it has not violated the Fraud and Abuse Law.

     The OIG closely scrutinizes healthcare joint ventures involving physicians and other referral sources. In 1989, the OIG published a Fraud Alert that outlined questionable features of "suspect" joint ventures, and has continued to rely on such Fraud Alert in later pronouncements. We currently operate 23 of our rehabilitation hospitals and many of our outpatient rehabilitation facilities as limited partnerships or limited liability companies (collectively, "partnerships") with third-party investors. Six of the rehabilitation hospital partnerships involve physician investors and 17 of the rehabilitation hospital partnerships involve other institutional healthcare providers. Eight of the outpatient partnerships currently have a total of 21 physician limited partners, some of whom refer patients to the partnerships. Those partnerships which are providers of services under the Medicare program, and their limited partners, are subject to the Fraud and Abuse Law. A number of the relationships we have established with physicians and other healthcare providers do not fit within any of the Safe Harbors. The 1991 Safe Harbor Rules do not expand the scope of activities that the Fraud and Abuse Law prohibits, nor do they provide that failure to fall within a Safe Harbor constitutes a violation of the Fraud and Abuse Law; however, the OIG has indicated that failure to fall within a Safe Harbor may subject an arrangement to increased scrutiny.

     Most of our surgery centers are owned by partnerships, which include as partners physicians who perform surgical or other procedures at such centers. On November 19, 1999, the Department of Health and Human Services promulgated rules setting forth additional Safe Harbors under the Fraud and Abuse Law (the "1999 Safe Harbors"). Included in the 1999 Safe Harbors is a Safe Harbor which would protect payments to investors in ambulatory surgery centers who are surgeons who refer patients directly to the center and perform surgery themselves on referred patients as an extension of their practices (the "ASC Safe Harbor"). Under the ASC Safe Harbor, ownership in a freestanding ambulatory surgery center will be protected if a number of conditions are satisfied. Included in those conditions is a requirement that each investor be either (a) a surgeon who derived at least one-third of his medical practice income for the previous fiscal year or twelve-month period from performing procedures on the list of Medicare-covered procedures for ambulatory surgery centers or (b) not in a position to make or influence referrals to the center, nor provide items or services to the center, nor an employee of the center or of any investor. In addition, if all physician investors are not members of a single specialty, at least one-third of the Medicare-eligible ambulatory surgery procedures performed by each physician investor for the previous fiscal year or previous twelve-month period must be performed at the center in which the investment is made. Since a subsidiary of HEALTHSOUTH is an investor in each partnership which owns a surgery center and provides management and other services to the surgery center, our arrangements with physician investors do not fit within the specific terms of the ASC Safe Harbor. In addition, because we do not control the medical practices of our physician investors or control where they perform surgical procedures, it is possible that the quantitative tests described above will not be met, or that other conditions of the ASC Safe Harbor will not be met. Accordingly, while the ASC Safe Harbor is helpful in establishing the principle that a physician investor's interest in a surgery center partnership should be considered as an extension of the physician's practice and not as a prohibited financial relationship, there can be no assurance that such ownership interests will not be challenged under the Fraud and Abuse Law. We believe, however, that our arrangements with physicians with respect to surgery center facilities should not fall within the activities prohibited by the Fraud and Abuse Law.


     Some of our diagnostic centers are owned or operated by partnerships which include radiologists as partners. While such ownership interests are not directly covered by the Safe Harbor Rules, we do not believe that such arrangements violate the Fraud and Abuse Law because radiologists are typically not in a position to make or induce referrals to diagnostic centers. In addition, our mobile lithotripsy operations are conducted by partnerships in which urologists are limited partners. Because such urologists are in a position to, and do, perform lithotripsy procedures utilizing our lithotripsy equipment, we believe that the same analysis underlying the ASC Safe Harbor should apply to ownership interests in lithotripsy equipment held by urologists. In addition, we believe that the nature of lithotripsy services (i.e., lithotripsy is only prescribed and utilized when a condition for which lithotripsy is the treatment of choice has been diagnosed) makes the risk of overutilization unlikely. There can be no assurance, however, that the Fraud and Abuse Law will not be interpreted in a manner contrary to our beliefs with respect to diagnostic and lithotripsy services.


     While several federal court decisions have aggressively applied the restrictions of the Fraud and Abuse Law, they provide little guidance as to the application of the Fraud and Abuse Law to our partnerships. We believe that our operations are in compliance with the current requirements of applicable federal and state law, but no assurances can be given that a federal or state agency charged with enforcement of the Fraud and Abuse Law and similar laws might not assert a contrary position or that new federal or state laws, or new interpretations of existing laws, might not adversely affect relationships we have established with physicians or other healthcare providers or result in the imposition of penalties on HEALTHSOUTH or particular HEALTHSOUTH facilities. Even the assertion of a violation could have a material adverse effect upon our business, results of operations or financial condition.


     The so-called "Stark II" provisions of the Omnibus Budget Reconciliation Act of 1993 amend the federal Medicare statute to prohibit the making by a physician of referrals for "designated health services" including physical therapy, occupational therapy, radiology services or radiation therapy, to an entity in which the physician has an investment interest or other financial relationship, subject to certain exceptions. Such prohibition took effect on January 1, 1995 and applies to all of our partnerships with physician partners. On January 9, 1998, the Department of Health and Human Services published proposed regulations (the "Proposed Stark Regulations") under the Stark II statute and solicited comments thereon. The Proposed Stark Regulations would implement, amplify and clarify the Stark II statute. Final regulations are not expected to be promulgated until later in 2000. In addition, a number of states have passed or are considering statutes which prohibit or limit physician referrals of patients to facilities in which they have an investment interest. In response to these regulatory activities, we have restructured most of our partnerships which involve physician investors to the extent required by applicable law, in order to eliminate physician ownership interests not permitted by applicable law. We intend to take such actions as may be required to cause the remaining partnerships to be in compliance with applicable laws and regulations, including, if necessary, the prohibition of physician partners from referring patients. We believe that this restructuring has not adversely affected and will not adversely affect the operations of our facilities.


     Ambulatory surgery is not identified as a "designated health service" under Stark II, and we do not believe the statute is intended to cover ambulatory surgery services. The Proposed Stark Regulations would expressly clarify that the provision of designated health services in an ambulatory surgery center would be excepted from the referral prohibition of Stark II if payment for such designated health services is included in the ambulatory surgery center payment rate.


     Our lithotripsy units frequently operate on hospital campuses, and it is possible to conclude that such services are "inpatient and outpatient hospital services" -- a category of designated health services under Stark II. The legislative history of the Stark II statute indicates that the statute was not intended to cover the provision of lithotripsy services by physician-owned lithotripsy providers under contract with a hospital. In the commentary to the Proposed Stark Regulations, the Department of Health and Human

Services specifically solicited comments as to whether lithotripsy services should be excluded from the definition of "inpatient and outpatient hospital services". In the event that lithotripsy services are not so excluded, we believe that the operations of our lithotripsy partnerships either comply with, or can be restructured to comply with, certain other exceptions to the Stark II referral prohibitions, and we intend to take such steps as may be required to cause those partnerships to be in compliance with Stark II if the final regulations so require. In addition, physicians frequently perform endoscopic procedures in the procedure rooms of our surgery centers, and it is possible to construe such services to be "designated health services". While we do not believe that Stark II was intended to apply to such services, if that were determined to be the case, we intend to take steps necessary to cause the operations of our facilities to comply with the law.


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

     HIPAA prohibits any person or entity from knowingly and willfully committing a federal healthcare offense relating to a "health care benefit program". Under HIPAA, a "health care benefit program" broadly includes any private plan or contract affecting interstate commerce under which any medical benefit, item, or service is provided to any individual. Among the "federal health care offenses" prohibited by HIPAA are healthcare fraud and making false statements relative to healthcare matters. Any person or entity that knowingly and willfully defrauds or attempts to defraud a healthcare benefit program or obtains by means of false or fraudulent pretenses, representations or promises, any of the money or property of any healthcare benefit program in connection with the delivery of healthcare services is subject to a fine and/or imprisonment. In addition, HIPAA provides that any person or entity that knowingly and willfully falsifies, conceals or covers up a material fact or makes any materially false or fraudulent statements in connection with the delivery of or payment of healthcare services by a healthcare benefit plan is subject to a fine and/or imprisonment.

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


     We cannot predict whether other regulatory or statutory provisions will be enacted by federal or state authorities which would prohibit or otherwise regulate relationships which we have established or may establish with other healthcare providers or the possibility of materially adverse effects on its business or revenues arising from such future actions. We believe, however, that we will be able to adjust our operations so as to be in compliance with any regulatory or statutory provision that may be applicable. See this Item, "Business -- Patient Care Services" and "Business -- Sources of Revenues".

INSURANCE

     Beginning December 1, 1993, we became self-insured for professional liability and comprehensive general liability. We purchased coverage for all claims incurred prior to December 1, 1993. In addition, we purchased underlying insurance which would cover all claims once established limits have been exceeded. It is the opinion of management that as of December 31, 1999, we had adequate reserves to cover losses on asserted and unasserted claims.

     In connection with the Horizon/CMS acquisition, HEALTHSOUTH assumed responsibility for handling Horizon/CMS's open professional and general liability claims. We have entered into an agreement with an insurance carrier to assume responsibility for the majority of open claims. Under this agreement, a "risk transfer" converted Horizon/CMS's self-insured claims to insured liabilities consistent with the terms of the underlying insurance policy.


EMPLOYEES

     As of December 31, 1999, we employed approximately 51,260 persons, of whom 32,378 were full-time employees and 18,882 were part-time or per diem employees. Of the above employees, 1,140 (including 370 part-time or per diem employees) were employed at our headquarters in Birmingham, Alabama. Except for approximately 80 employees at one rehabilitation hospital (about 14.9% of that facility's workforce), none of our employees are represented by a labor union. We are not aware of any current activities to organize our employees at other facilities. Management considers the relationship between HEALTHSOUTH and its employees to be good.


ITEM 2. PROPERTIES.

     HEALTHSOUTH's   executive   offices  occupy  a  headquarters   building  of
approximately 200,000 square feet in Birmingham, Alabama. The headquarters building was constructed on a 73-acre parcel of land owned by HEALTHSOUTH pursuant to a tax retention operating lease structured through NationsBanc Leasing Corporation. Substantially all of our outpatient rehabilitation and occupational medicine operations are carried out in leased facilities. We own 31 of our inpatient rehabilitation facilities and lease or operate under management contracts the remainder of our inpatient rehabilitation facilities. We also own 62 of our surgery centers and 31 of our diagnostic centers and lease or operate under management arrangements the remainder. We constructed our rehabilitation hospitals in Florence and Columbia, South Carolina, Kingsport and Nashville, Tennessee, Concord, New Hampshire, Dothan, Alabama, Columbia, Missouri, and Charlottesville, Virginia on property leased under long-term ground leases. The property on which our Memphis, Tennessee rehabilitation hospital is located is owned in partnership by HEALTHSOUTH and Methodist Hospitals of Memphis. We own four of our medical center facilities and manage one under contract. We currently own, and from time to time may acquire, certain other improved and unimproved real properties in connection with our business. See Notes 5 and 7 of "Notes to Consolidated Financial Statements" for information with respect to the properties we own and certain related indebtedness.

     In management's opinion, our physical properties are adequate for our needs for the foreseeable future, and are consistent with our expansion plans described elsewhere in this Annual Report on Form 10-K.

     The following table sets forth a listing of our primary domestic patient care services locations (including both facilities owned or leased by HEALTHSOUTH and facilities under management agreements or similar arrangements) at December 31, 1999:



                                    INPATIENT
                               REHABILITATION                       OCCUPATIONAL     OUTPATIENT
                                 FACILITIES          MEDICAL          MEDICINE     REHABILITATION   SURGERY   DIAGNOSTIC
STATE                             (BEDS)(1)     CENTERS (BEDS)(1)      CENTERS       CENTERS(2)     CENTERS    CENTERS
------------------------------ --------------- ------------------- -------------- ---------------- --------- -----------
Alabama ......................  8     (404)       2 (538)                                 32            7          5
Alaska .......................                                            4                7            1          1
Arizona ......................  4     (243)                               8               29            2          2
Arkansas .....................  6     (301)                               3               22            2
California ...................  1      (60)                              27               62           55          3
Colorado .....................  1      (64)                               1               36            5          6
Connecticut ..................                                            2               32            6
Delaware .....................                                                             6            1
District of Columbia .........                                                             1                       1
Florida ...................... 10     (661)       1 (281)                 6              120           18          6
Georgia ......................  1      (50)                               4               37            4         11
Hawaii .......................                                                            10            2
Idaho ........................                                                             3            1
Illinois .....................                                            1               59            8          8
Indiana ......................  3     (200)                               2               13            5          1
Iowa .........................                                            1                6            2
Kansas .......................  3     (224)                                               16
Kentucky .....................  2      (80)                               2                7            6
Louisiana ....................  2     (267)                               4                9            2          3
Maine ........................  2     (125)                               1               10
Maryland .....................  2     (117)                                               32            5          6
Massachusetts ................  9     (839)                               1               46            1          2
Michigan .....................  1      (30)                               3               13            1
Minnesota ....................                                                            17            2
Mississippi ..................                                                            13            3
Missouri .....................  2     (160)                               1               70            8          2
Montana ......................                                                             4            1
Nebraska .....................                                            1                5
Nevada .......................  2     (130)                                               20            3
New Hampshire ................  3      (98)                                                8
New Jersey ...................  1     (155)                               2               71            3          3
New Mexico ...................  1      (61)                                                6            1          1
New York .....................  1      (29)                               1               51            1          3
North Carolina ...............                                                            44           10          1
North Dakota .................                                                             3
Ohio .........................  1      (31)                               3               40            8          1
Oklahoma .....................  3     (153)                               1               19            5          2
Oregon .......................                                                            30            2
Pennsylvania ................. 13   (1,081)                               3               72            6         12
Rhode Island .................                                                             2            2
South Carolina ...............  4     (238)                                               15            2          5
South Dakota .................                                            4                1
Tennessee ....................  7     (395)                                               40            7          4
Texas ........................ 18   (1,113)       1 (106)                12              121           20         26
Utah .........................  1      (89)                               2               10            2          2
Vermont ......................                                            1                1
Virginia .....................  2      (90)       1 (200)                 6               32            1          5
Washington ...................                                           17               63            4          1
West Virginia ................  4     (214)                                                3            1
Wisconsin ....................                                                             8            4
Wyoming ......................                                                             2

------------------
(1) "Beds" refers to the number of beds for which a license or certificate of need has been granted, which may vary materially from beds available for use.

(2) Includes freestanding outpatient centers and their satellites, outpatient satellites of inpatient rehabilitation facilities and outpatient facilities managed under contract.




     In addition, at December 31, 1999, we operated six diagnostic centers in the United Kingdom, one 71-bed rehabilitation hospital in Australia and one 17-bed inpatient rehabilitation facility in Puerto Rico, as well as numerous locations in various states providing other services.

ITEM 3. LEGAL PROCEEDINGS.

     In the ordinary course of its business, HEALTHSOUTH may be subject, from time to time, to claims and legal actions by patients and others. We do not believe that any such pending actions, if adversely decided, would have a material adverse effect on our financial condition. See Item 1, "Business -- Insurance" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of our insurance coverage arrangements.

     From time to time, we appeal decisions of various rate-making authorities with respect to Medicare rates established for HEALTHSOUTH facilities. These appeals are initiated in the ordinary course of business. Management believes that adequate reserves have been established for possible adverse decisions on any pending appeals and that the outcomes of currently pending appeals, either individually or in the aggregate, will have no material adverse effect on HEALTHSOUTH's operations.

SECURITIES LITIGATION

     HEALTHSOUTH was served with various lawsuits filed beginning September 30, 1998 purporting to be class actions under the federal and Alabama securities laws. Such lawsuits were filed following a decline in our stock price at the end of the quarter of 1998. Seven such suits were filed in the United States District Court for the Northern District of Alabama. In January 1999, those suits were ordered to be consolidated under the case style In re HEALTHSOUTH Corporation Securities Litigation, Master File No. CV98-O-2634-S. On April 12, 1999, the plaintiffs filed a consolidated amended complaint against HEALTHSOUTH and certain of our current and former officers and directors alleging that, during the period April 24, 1997 through September 30, 1998, the defendants misrepresented or failed to disclose certain material facts concerning our business and financial condition and the impact of the Balanced Budget Act of 1997 on our operations in order to artificially inflate the price of our common stock and issued or sold shares of such stock during the purported class period, all allegedly in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Certain of the named plaintiffs in the consolidated amended complaint also claim to represent separate subclasses consisting of former stockholders of Horizon/CMS and NSC who received shares of HEALTHSOUTH common stock in connection with our acquisition of those entities and assert additional claims under Section 11 of the Securities Act of 1933 with respect to the registration of securities issued in those acquisitions.

     Another suit, Peter J. Petrunya v. HEALTHSOUTH Corporation, et al., Civil Action No. 98-05931, was filed in the Circuit Court for Jefferson County, Alabama, alleging that during the period July 16, 1996 through September 30, 1998 the defendants misrepresented or failed to disclose certain material facts concerning our business and financial condition, allegedly in violation of Sections 8-6-17 and 8-6-19 of the Alabama Securities Act. The Petrunya complaint was voluntarily dismissed by the plaintiff without prejudice in January 1999. Additionally, a suit styled Dennis Family Trust v. Richard M. Scrushy, et al., Civil Action No. 98-06592, has been filed in the Circuit Court for Jefferson County, Alabama, purportedly as a derivative action on behalf of HEALTHSOUTH. That suit largely replicates the allegations originally set forth in the individual complaints filed in the federal actions described in the preceding paragraph and alleges that the current directors of HEALTHSOUTH, certain former directors and certain officers of HEALTHSOUTH breached their fiduciary duties to HEALTHSOUTH and engaged in other allegedly tortious conduct. The plaintiff in that case has forborne pursuing its claim thus far pending further developments in the federal action, and the defendants have not yet been required to file a responsive pleading in the case.

     We filed a motion to dismiss the consolidated amended complaint in the federal action in late June 1999. The parties have filed various briefs related to this motion. We cannot predict when the court will hear arguments or rule on our motion. We believe that all claims asserted in the above suits are without merit, and expect to vigorously defend against such claims. Because such suits remain at an early stage, we cannot currently predict the outcome of any such suits or the magnitude of any potential loss if our defense is unsuccessful.




CERTAIN HORIZON/CMS LITIGATION

     On October 29, 1997, we acquired Horizon/CMS through the merger of a wholly owned subsidiary of HEALTHSOUTH into Horizon/CMS. Horizon/CMS is currently a party, or is subject, to certain material litigation matters and disputes, which are described below, as well as various other litigation matters and disputes arising in the ordinary course of its business.


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

     On February 19, 1998, the State of Michigan filed a criminal complaint against Horizon/CMS, four former employees of the facility and one former Horizon/CMS regional manager, alleging various violations in 1995 and 1996 of certain statutes relating to patient care, patient medical records and the making of false statements with respect to the condition or operations of the facility (State of Michigan v. Horizon/CMS Healthcare Corp., et al., Case No. 98-630-FY, State of Michigan District Court 54B). The maximum fines chargeable against Horizon/CMS under the counts alleged in the complaint (exclusive of charges against the individual defendants, some of which charges may result in indemnification obligations for Horizon/CMS) aggregate $69,000. Horizon/CMS denies the allegations made in the complaint and expects to vigorously defend against the charges. The litigation continued at the pretrial hearing phase for over a year, including numerous adjournments, and Horizon/CMS is still awaiting a decision by the court as to which, if any, charges may be brought to trial. Because of the preliminary status of this litigation, it is not possible to predict at this time the outcome or effect of this litigation or the length of time it will take to resolve this litigation.


Lawsuit by Former Shareholders of Communi-Care, Inc. and Pro Rehab, Inc.

     On May 28, 1997, Continental Medical Systems, Inc. ("CMS"), a Horizon/CMS subsidiary acquired in 1995, was served with a lawsuit styled Kenneth Hubbard and Lynn Hubbard v. Rocco Ortenzio, Robert A. Ortenzio and Continental Medical Systems, Inc., No. 3:97 CV294MCK, filed in the United States District Court for the Western District of North Carolina, Charlotte Division, by the former shareholders of Communi-Care, Inc. and Pro Rehab, Inc. seeking damages arising out of certain "earnout" provisions of the definitive purchase agreements under which CMS purchased the outstanding stock of Communi-Care, Inc. and Pro Rehab, Inc. from such shareholders. The plaintiffs allege that the manner in which CMS and the other defendants operated the companies after their acquisition breached its fiduciary duties to the plaintiffs, constituted fraud, gross negligence and bad faith and a breach of their employment agreements with the companies. As a result of such alleged conduct, the plaintiffs assert that they are entitled to damages in an amount in excess of $27,000,000 from CMS and the other defendants. Some of the plaintiffs' claims were dismissed by order of the court in September 1999. Horizon/CMS believes, based upon its evaluation of the legal and factual matters relating to the plaintiffs' assertions, that it has valid defenses to the plaintiffs' remaining claims and, as a result, intends to vigorously contest such claims. Horizon/CMS has also filed various counterclaims against the plaintiffs. Because this litigation remains at a procedurally early stage, HEALTHSOUTH cannot now predict the outcome or effect of such litigation or the length of time it will take to resolve such litigation.

EEOC Litigation

     In March 1997, the Equal Employment Opportunity Commission filed a complaint against Horizon/CMS alleging that Horizon/CMS had engaged in unlawful employment practices in respect of Horizon/CMS's employment policies related to pregnancies. Specifically, the EEOC asserted that



Horizon/CMS's alleged refusal to provide pregnant employees with light-duty assignments to accommodate their temporary disabilities caused by pregnancy violated Sections 701(k) and 703(a) of Title VII, 42 U.S.C. (section)(section) 2000e-(k) and 2000e-2(a). In this lawsuit, the EEOC sought, among other things, to permanently enjoin Horizon/CMS's employment practices in this regard. The trial court ruled in favor of Horizon/CMS on all counts, and the EEOC has appealed that decision to the United States Tenth Circuit Court of Appeals. That appeal remains pending.


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

     Horizon/CMS's insurance carrier continues to defend the matter subject to a reservation of rights. Horizon/CMS, based upon an evaluation by its then-current internal counsel, after reviewing the findings contained in the jury verdict, the insurance policy at issue and the carrier's handling of the case, believes that the entirety of any judgment ultimately entered is covered by and payable from that insurance policy, less Horizon/CMS's self-insured retention of $250,000. On November 19, 1997, the insurance carrier sent Horizon/CMS a letter indicating its belief that various policy exclusions might apply and requesting additional information which might affect its coverage determination. Following negotiations with the insurance carrier over these coverage issues, Horizon/CMS filed a declaratory judgment action in the United States District Court for the District of New Mexico seeking a declaration that the insurance carrier was required to cover the punitive damages component of the judgment in this case and in similar cases, up to policy limits. That litigation was subsequently resolved to the satisfaction of all parties. Thus, while it is not possible at this time to predict the outcome of the appeal of this judgment, Horizon/CMS expects all liability, less its self-insured retention of $250,000, to be covered by insurance. See Item 1, "Business -- Insurance".


HEALTH IMAGES/FONAR LITIGATION

     On February 2, 1998, Fonar Corporation filed an action against HEALTHSOUTH in the United States District Court for the Eastern District of New York styled Fonar Corporation v. HEALTHSOUTH, Inc., Civil Action No. 98-CV-679 (LDW)(ARL). In the complaint, Fonar alleges that HEALTHSOUTH infringed United States Patent Number 4,871,966 (the "'966 patent") which pertains to the operation of the Multi-Angle Oblique ("MAO") feature in MRI machines. The MAO feature enables the MRI machine to scan multiple differing angles in a single MAO scan. Fonar seeks damages in an unspecified amount, along with enhanced damages for alleged willful infringement. Fonar's allegations of infringement and willful infringement are based largely on the actions of Health Images prior to its acquisition by HEALTHSOUTH on March 3, 1997. Health Images, and subsequently HEALTHSOUTH, are alleged to have infringed the '966 patent through the manufacture and use of MRI equipment that contains the MAO feature.




     HEALTHSOUTH has answered Fonar's complaint denying the allegations of infringement. At this time, the litigation is in the discovery phase, and we cannot predict the outcome or effect of this litigation or the length of time it will take to resolve this litigation. The court has set the matter for a final pretrial conference on September 15, 2000.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     HEALTHSOUTH common stock is listed for trading on the New York Stock Exchange under the symbol "HRC". The following table sets forth for the fiscal periods indicated the high and low reported sale prices for HEALTHSOUTH common stock as reported on the NYSE Composite Transactions Tape.





                                               REPORTED
                                              SALE PRICE
                                       -------------------------
                                           HIGH          LOW
                                       -----------   -----------
  1998
----------------
  First Quarter ....................    $  30.44      $  21.69
  Second Quarter ...................       30.81         25.75
  Third Quarter ....................       30.12          8.88
  Fourth Quarter ...................       15.88          7.69
  1999
----------------
  First Quarter ....................    $  17.75      $  10.38
  Second Quarter ...................       16.00          8.94
  Third Quarter ....................       15.38          4.56
  Fourth Quarter ...................        6.38          4.69


     The closing price per share for HEALTHSOUTH common stock on the New York Stock Exchange on March 24, 2000, was $6.1875.

     There were approximately 6,852 holders of record of HEALTHSOUTH common stock as of March 24, 2000.

     We have never paid cash dividends on our common stock (although certain of the companies we have acquired in pooling-of-interests transactions had paid dividends prior to such acquisitions), and we do not anticipate paying cash dividends in the foreseeable future. We currently anticipate that any future earnings will be retained to finance our operations.


RECENT SALES OF UNREGISTERED SECURITIES

     There were no unregistered sales of equity securities by HEALTHSOUTH in 1999.

ITEM 6. SELECTED FINANCIAL DATA.

     Set forth below is a summary of selected consolidated financial data for HEALTHSOUTH for the years indicated. All amounts have been restated to reflect the effects of the 1995 acquisitions of Surgical Health Corporation ("SHC") and Sutter Surgery Centers, Inc. ("SSCI"), the 1996 acquisitions of Surgical Care Affiliates, Inc. ("SCA") and Advantage Health Corporation, the 1997 Health Images acquisition and the 1998 NSC acquisition, each of which was accounted for as a pooling of interests.





                                                                     YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------------------
                                                 1995           1996           1997           1998           1999
                                            -------------  -------------  -------------  -------------  -------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
 Revenues ................................   $2,173,012     $2,648,188     $3,123,176     $4,006,074     $4,072,107

 Operating unit expenses .................    1,478,208      1,718,108      1,952,189      2,491,914      2,688,849
 Corporate general and administrative
   expenses ..............................       67,789         82,953         87,512        112,800        149,285
 Provision for doubtful accounts .........       43,471         61,311         74,743        112,202        342,708
 Depreciation and amortization ...........      164,482        212,967        257,136        344,591        374,248
 Merger and acquisition related
   expenses (1) ..........................       19,553         41,515         15,875         25,630             --
 Impairment and restructuring charges
   (2) ...................................       53,549         37,390             --        483,455        121,037
 Loss on sale of assets (2) ..............           --             --             --         31,232             --
 Interest expense ........................      109,656        101,367        112,529        148,163        176,652
 Interest income .........................       (8,287)        (6,749)        (6,004)       (11,286)       (10,587)
                                             ----------     ----------     ----------     ----------     ----------
                                              1,928,421      2,248,862      2,493,980      3,738,701      3,842,192
                                             ----------     ----------     ----------     ----------     ----------
 Income from continuing operations
   before income taxes, minority
   interests and extraordinary item ......      244,591        399,326        629,196        267,373        229,915
 Provision for income taxes ..............       88,142        148,545        213,668        143,347         66,929
                                             ----------     ----------     ----------     ----------     ----------
                                                156,449        250,781        415,528        124,026        162,986
 Minority interests ......................       45,135         54,003         72,469         77,468         86,469
                                             ----------     ----------     ----------     ----------     ----------
 Income from continuing operations
   before extraordinary item .............      111,314        196,778        343,059         46,558         76,517
 Income from discontinued operations .....       (1,162)            --             --             --             --
 Extraordinary item ......................       (9,056)            --             --             --             --
                                             ----------     ----------     ----------     ----------     ----------
 Net income ..............................   $  101,096     $  196,778     $  343,059     $   46,558     $   76,517
                                             ==========     ==========     ==========     ==========     ==========
 Weighted average common shares
   outstanding (3) .......................      298,462        336,603        366,768        421,462        408,195
                                             ==========     ==========     ==========     ==========     ==========
 Net income per common share: (3)
 Continuing operations ...................   $     0.37     $     0.58     $     0.94     $     0.11     $     0.19
 Discontinued operations .................           --             --             --             --             --
 Extraordinary item ......................        (0.03)            --             --             --             --
                                             ----------     ----------     ----------     ----------     ----------
                                             $     0.34     $     0.58     $     0.94     $     0.11     $     0.19
                                             ==========     ==========     ==========     ==========     ==========
 Weighted average common shares
   outstanding -- assuming dilution
   (3)(4) ................................      329,000        365,715        386,211        432,275        414,570
                                             ==========     ==========     ==========     ==========     ==========
 Net income per common share --
   assuming dilution: (3)(4) .............
 Continuing operations ...................   $     0.35     $     0.55     $     0.89     $     0.11     $     0.18
 Discontinued operations .................           --             --             --             --             --
 Extraordinary item ......................        (0.03)            --             --             --             --
                                             ----------     ----------     ----------     ----------     ----------
                                             $     0.32     $     0.55     $     0.89     $     0.11     $     0.18
                                             ==========     ==========     ==========     ==========     ==========


                                                                          DECEMBER 31,
                                            ------------------------------------------------------------------------
                                                1995           1996           1997           1998           1999
                                            ------------   ------------   ------------   ------------   ------------
                                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
 Cash and marketable securities .........   $ 182,636      $ 205,166      $ 185,018      $ 142,513      $ 132,882
 Working capital ........................     428,746        624,497        612,917        945,927        852,711
 Total assets ...........................   3,190,095      3,671,958      5,566,324      6,762,897      6,832,334
 Long-term debt (5) .....................   1,477,092      1,570,597      1,614,961      2,830,926      3,114,648
 Stockholders' equity ...................   1,317,878      1,686,770      3,290,623      3,423,004      3,206,362


----------
(1) Expenses related to the SHC, SSCI and NovaCare Rehabilitation Hospitals acquisitions in 1995, the SCA, Advantage Health, Professional Sports Care Management, Inc. and ReadiCare, Inc. acquisitions in 1996, the Health Images acquisition in 1997 and the NSC acquisition in 1998.

(2) See "Notes to Consolidated Financial Statements".

(3) Adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend paid on April 17, 1995 and a two-for-one stock split effected in the form of a 100% stock dividend paid on March 17, 1997.

(4) Diluted earnings per share in 1995, 1996 and 1997 reflect shares reserved for issuance upon conversion of HEALTHSOUTH's 5% Convertible Subordinated Debentures due 2001. Substantially all of those Debentures were converted into shares of HEALTHSOUTH common stock in 1997.

(5) Includes current portion of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



GENERAL


     The following discussion is intended to facilitate the understanding and assessment of significant changes and trends related to the consolidated results of operations and financial condition of HEALTHSOUTH, including various factors related to acquisitions we have made during the periods indicated, the timing and nature of which have significantly affected our consolidated results of operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.


     We completed the following major acquisitions over the last three years (common share amounts have been adjusted to reflect a stock split effected in the form of a 100% stock dividend paid on March 17, 1997):


   o On March 3, 1997, we acquired Health Images, Inc. (the "Health Images Acquisition"). A total of 10,343,470 shares of HEALTHSOUTH common stock were issued in the transaction, representing a value of approximately $208,162,000 at the time of the acquisition. At that time, Health Images operated 49 freestanding diagnostic centers in 13 states and six in the United Kingdom.


   o On September 30, 1997, we acquired ASC Network Corporation (the "ASC Acquisition"). We paid approximately $130,827,000 in cash for all of the issued and outstanding capital stock of ASC and assumed approximately $61,000,000 in debt. At that time, ASC operated 29 outpatient surgery centers in eight states.


   o On October 23, 1997, we acquired National Imaging Affiliates, Inc. (the "NIA Acquisition"). A total of 984,189 shares of HEALTHSOUTH common stock were issued in the transaction, representing a value of approximately $20,706,000 at the time of the acquisition. At that time, NIA operated eight diagnostic imaging centers in six states.


   o On October 29, 1997, we acquired Horizon/CMS Healthcare Corporation (the "Horizon/CMS Acquisition"). A total of 45,261,000 shares of HEALTHSOUTH common stock were issued in the transaction, representing a value of approximately $975,824,000 at the time of the acquisition, and we assumed approximately $740,000,000 in debt. At that time, Horizon/CMS operated 30 inpatient rehabilitation facilities and approximately 275 outpatient rehabilitation centers, among other strategic businesses, as well as certain long-term care businesses. On December 31, 1997, we sold the long-term care assets of Horizon/CMS, including 139 long-term care facilities, 12 specialty hospitals, 35 institutional pharmacy locations and over 1,000 rehabilitation therapy contracts with long-term care facilities, to Integrated Health Services, Inc. ("IHS"). IHS paid approximately $1,130,000,000 in cash (net of certain adjustments) and assumed approximately $94,000,000 in debt in the transaction.


   o On July 1, 1998, we acquired Columbia/HCA Healthcare Corporation's interest in (or entered into interim management arrangements with respect to) 34 outpatient surgery centers located in 13 states (the "Columbia/HCA Acquisition"). The cash purchase price was approximately $550,402,000.


   o On July 22, 1998, we acquired National Surgery Centers, Inc. (the "NSC Acquisition"). A total of 20,426,261 shares of HEALTHSOUTH common stock were issued in connection with the transaction, representing a value of approximately $574,489,000. At that time, NSC operated 40 outpatient surgery centers in 14 states.


   o On June 29, 1999, we acquired from Mariner Post-Acute Network, Inc. ("Mariner") substantially all of the assets of Mariner's American Rehability Services division (the "Rehability Acquisition"), which operated approximately 160 outpatient rehabilitation centers in 18 states. The net cash purchase price was approximately $54,521,000.

     Each of the ASC Acquisition, the Horizon/CMS Acquisition, the NIA Acquisition, the Columbia/HCA Acquisition and the Rehability Acquisition was accounted for under the purchase method of accounting and, accordingly, the acquired operations are included in our consolidated financial statements from their respective dates of acquisition. Each of the Health Images Acquisition and the NSC Acquisition was accounted for as a pooling of interests and, with the exception of data set forth relating to revenues derived from Medicare and Medicaid, all amounts shown in the following discussion have been restated to reflect such acquisitions. Health Images and NSC did not separately track such revenues (see Note 2 of "Notes to Consolidated Financial Statements" for further discussion).

     We determine the amortization period of the cost in excess of net asset value of purchased facilities based on an evaluation of the facts and circumstances of each individual purchase transaction. The evaluation includes an analysis of historic and projected financial performance, an evaluation of the estimated useful life of the buildings and fixed assets acquired, the indefinite useful life of certificates of need and licenses acquired, the competition within local markets, lease terms where applicable, and the legal terms of partnerships where applicable. We utilize independent appraisers and rely on our own management expertise in evaluating each of the factors noted above. With respect to the carrying value of the excess of cost over net asset value of individual purchased facilities and other intangible assets, we determine on a quarterly basis whether an impairment event has occurred by considering factors such as the market value of the asset, a significant adverse change in legal factors or in the business climate, adverse action by regulators, a history of operating losses or cash flow losses, or a projection of continuing losses associated with an operating entity. The carrying value of excess cost over net asset value of purchased facilities and other intangible assets will be evaluated if the facts and circumstances suggest that it has been impaired. If this evaluation indicates that the value of the asset will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, our carrying value of the asset will be reduced by the estimated shortfall of cash flows to the estimated fair market value.

     In 1998, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires an enterprise to report operating segments based upon the way its operations are managed. This approach defines operating segments along the lines used by management to assess performance and make operating and resource allocation decisions. Based on our management and reporting structure, segment information has been presented for inpatient and other clinical services and outpatient services.

     The inpatient and other clinical services segment includes the operations of our inpatient rehabilitation facilities and medical centers, as well as the operations of certain physician practices and other clinical services which are managerially aligned with our inpatient services. We have aggregated the financial results of our outpatient rehabilitation facilities, outpatient surgery centers and outpatient diagnostic centers into the outpatient services segment. These three types of facilities have common economic characteristics, provide similar services, serve a similar class of customers, cross-utilize administrative services and operate in a similar regulatory environment. In addition, our Integrated Service Model strategy combines these services in a seamless environment for the delivery of patient care on an episodic basis.

     See Note 14 of "Notes to Consolidated Financial Statements" for financial data for each of our operating segments.

     Our revenues include net patient service revenues and other operating revenues. Net patient service revenues are reported at estimated net realizable amounts from patients, insurance companies, third-party payors (primarily
Medicare and Medicaid) and others for services rendered. Revenues from third-party payors also include estimated retroactive adjustments under reimbursement agreements which are subject to final review and settlement by appropriate authorities. We determine allowances for doubtful accounts based on the specific agings and payor classifications at each facility, and contractual adjustments based on historical experience and the terms of payor contracts. Net accounts receivable include only those amounts we estimate to be collectible.

     Substantially all of our revenues are derived from private and governmental third-party payors. Our reimbursement from governmental third-party payors is based upon cost reports and other reimbursement mechanisms which require the application and interpretation of complex regulations and policies, and such reimbursement is subject to various levels of review and adjustment by fiscal intermediaries and others, which may affect the final determination of reimbursement. In addition, there are increasing pressures from many payor sources to control healthcare costs and to reduce or limit increases in reimbursement rates for medical services. There can be no assurance that payments under governmental and third-party payor programs will remain at levels comparable to present levels. In addition, there have been, and we expect that there will continue to be, a number of proposals to limit Medicare reimbursement for certain services. We cannot now predict whether any of these proposals will be adopted or, if adopted and implemented, what effect such proposals would have on us. Changes in reimbursement policies or rates by private or governmental payors could have an adverse effect on our future results of operations.

     In many cases, we operate more than one site within a market. In such markets, there is customarily an outpatient center or inpatient facility with associated satellite outpatient locations. For purposes of the following discussion and analysis, same store operations are measured on locations within markets in which similar operations existed at the end of the period and include the operations of additional locations opened within the same market. New store operations are measured on locations within new markets. We may, from time to time, close or consolidate similar locations in multi-site markets to obtain efficiencies and respond to changes in demand.


RESULTS OF OPERATIONS


Twelve-Month Periods Ended December 31, 1997 and 1998

     Our operations generated revenues of $4,006,074,000 in 1998, an increase of $882,898,000, or 28.3%, as compared to 1997 revenues. Same store revenues for the twelve months ended December 31, 1998 were $3,755,413,000, an increase of $632,237,000, or 20.2%, as compared to the same period in 1997. New store revenues for 1998 were $250,661,000. Same store revenues reflect the first full year of operations of the Horizon/CMS facilities and the ASC facilities acquired in October 1997. New store revenues reflect primarily the addition of facilities from the Columbia/HCA Acquisition and our single facility acquisitions through internal development (see Note 9 of "Notes to Consolidated Financial Statements"). The increase in revenues is primarily attributable to the addition of these operations and increases in patient volume. Revenues generated from patients under the Medicare and Medicaid programs respectively accounted for 35.9% and 2.7% of total revenues for 1998, compared to 36.9% and 2.3% of total revenues for 1997. Revenues from any other single third-party payor were not significant in relation to our total revenues. During 1998, same store inpatient days, outpatient visits, surgical cases and diagnostic cases increased 32.5%, 27.7%, 20.8% and 18.0%, respectively. Revenue per inpatient day, outpatient visit, surgical case and diagnostic case for same store operations decreased by (5.8)%, (0.2)%, (2.8)% and (0.3)%, respectively.

     Operating expenses, at the operating unit level, were $2,491,914,000, or 62.2% of revenues, for 1998, compared to 62.5% of revenues for 1997. Included in operating expenses, at the operating unit level, for the year ended December 31, 1998, is a non-recurring expense item of approximately $27,768,000 related to our plan to dispose of or otherwise discontinue substantially all of our home health operations, as described below. Excluding the non-recurring expense, operating expenses, at the operating unit level, were $2,464,146,000, or 61.5% of revenues, for the year ended December 31, 1998. The decrease in operating expenses as a percentage of revenues is primarily attributable to the increase in same store revenues noted above. Same store operating expenses for 1998, excluding the non-recurring expense item noted above, were $2,296,802,000, or 61.2% of related revenues. New store operating expenses were $167,344,000, or 66.8% of related revenues. Corporate general and administrative expenses increased from $87,512,000 in 1997 to $112,800,000 in 1998. As a percentage of revenues, corporate general and administrative expenses remained constant at 2.8% in 1997 and 1998. Total operating expenses were $2,604,714,000, or 65.0% of revenues, for 1998, compared to $2,039,701,000, or 65.3% of revenues, for 1997. The provision for doubtful accounts was $112,202,000, or 2.8% of revenues, for 1998, compared to $74,743,000, or 2.4% of revenues, for 1997. Included in the provision for doubtful accounts for the year ended December 31, 1998, is a non-recurring expense item of approximately $19,228,000 related to our plan to dispose of or otherwise discontinue substantially all of our home health operations, as described below. Excluding the non-recurring item, the provision for doubtful accounts was $92,974,000, or 2.3% of revenues for 1998.

     Depreciation and amortization expense was $344,591,000 for 1998, compared to $257,136,000 for 1997. The increase resulted from our investment in additional assets. Interest expense increased to $148,163,000 in 1998, compared to $112,529,000 for 1997, primarily because of the increased amount outstanding under our credit facilities (see "Liquidity and Capital Resources"). For 1998, interest income was $11,286,000, compared to $6,004,000 for 1997. The increase in interest income resulted primarily from an increase in the average amount outstanding in interest-bearing investments.

     Merger expenses in 1998 of $25,630,000 represent costs incurred or accrued in connection with completing the NSC Acquisition. For further discussion, see
Note 2 of "Notes to Consolidated Financial Statements".

     During the third quarter of 1998, we adopted a plan to dispose of or otherwise discontinue substantially all of our home health operations. The decision to adopt the plan was prompted in large part by the negative impact of the 1997 Balanced Budget Act (the "BBA"), which placed reimbursement limits on home health businesses. The limits were announced in March 1998 and we thereafter began to see the adverse affect on home health margins. The negative trends that occurred as a result of the reduction in reimbursement brought about by the BBA caused us to re-evaluate our view of the home health product line. The plan was approved by the Board of Directors on September 16, 1998 and all home health operations covered by the plan were closed by December 31, 1998.

     We recorded impairment and restructuring charges of approximately $72,000,000 related to the home health plan. For a more detailed discussion of this charge, see Note 13 of "Notes to Consolidated Financial Statements". In addition, we determined that approximately $27,768,000 in notes receivable and approximately $19,228,000 in accounts receivable would not be collectible as a result of the closing of our home health operations. These non-recurring amounts were recognized in operating unit expenses and the provision for doubtful accounts, respectively. The total non-recurring charges and expenses included in the results of operations for the year ended December 31, 1998 related to the home health plan was approximately $118,996,000.

     During the fourth quarter of 1998, we adopted a plan to dispose of or otherwise substantially discontinue the operations of certain facilities that did not fit with our Integrated Service Model strategy (see Item 1, "Business -- Company Strategy"), underperforming facilities and facilities not located in target markets. The Board of Directors approved the plan on December 10, 1998 and as of March 24, 2000, 95% of the identified facilities had been closed. The remaining 5% are predominantly facilities in which the consent of unaffiliated partners is required prior to closing. We recorded impairment and restructuring charges of approximately $404,000,000 related to the fourth quarter restructuring plan. For a more detailed discussion of this charge, see Note 13 of "Notes to Consolidated Financial Statements".

     For 1998, the facilities that were included in the third and fourth quarter restructuring charges described above recorded revenues of $211,300,000, a pre-tax loss of $14,100,000, and negative cash flows from operations of approximately $10,000,000. We do not expect elimination of these revenues, costs and negative cash flows to have a material impact on future results of operations.

     At December 31, 1998, we had a remaining liability for restructuring charges of approximately $67,000,000. The majority of this liability, approximately $49,000,000, represented lease abandonment costs. The timing of these lease abandonment costs is reflected in the schedule of future minimum lease payments under all operating leases included in Note 11 of "Notes to Consolidated Financial Statements". We had incurred $17,000,000 of these lease abandonment costs through December 31, 1999. Of the remaining $18,000,000 restructuring liability, we had paid out $10,000,000 through December 31, 1999 and the remainder is expected to be paid out ratably over the 12 months ending December 31, 2000.

     In addition, we recorded an impairment charge of approximately $8,000,000 related to a rehabilitation hospital we had previously closed and recorded a $31,232,000 loss on the sale of our physical therapy staffing business.

     Total non-recurring charges and expenses included in the results of operations for the year ended December 31, 1998 were approximately $587,000,000. For further discussion, see Notes 2, 9 and 13 of "Notes to Consolidated Financial Statements".

     Income before minority interests and income taxes for 1998 was $267,373,000, compared to $629,196,000 for 1997. Minority interests reduced income before income taxes by $77,468,000 in 1998, compared to $72,469,000 for 1997. The provision for income taxes for 1998 was $143,347,000, compared to $213,668,000 for 1997. Excluding the tax effects of the impairment and restructuring charges, the merger costs, and the loss on sale of assets, the effective tax rate for 1998 was 39.0%, compared to 38.4% for 1997 (see Note 10 of "Notes to Consolidated Financial Statements" for further discussion). Net income for 1998 was $46,558,000.

Twelve-Month Periods Ended December 31, 1998 and 1999

     Our operations generated revenues of $4,072,107,000 in 1999, an increase of $66,033,000, or 1.6%, as compared to 1998 revenues. Same store revenues for the twelve months ended December 31, 1999 were $4,023,696,000, an increase of $97,792,000, or 2.4%, as compared to the same period in 1998, excluding discontinued home health operations. New store revenues for 1999 were $48,411,000. The increase in revenues is primarily attributable to the addition of new operations and increases in patient volume. Revenues generated from patients under the Medicare and Medicaid programs respectively accounted for 33.0% and 2.2% of total revenues for 1999, compared to 35.9% and 2.7% of total revenues for 1998. Revenues from any other single third-party payor were not significant in relation to our total revenues. During 1999, same store inpatient days, outpatient visits, surgical cases and diagnostic cases increased 6.9%, 10.1%, 13.0% and 10.8%, respectively. Revenue per inpatient day, outpatient visit, surgical case and diagnostic case for same store operations decreased by (7.0)%, (1.3)%, (5.1)% and (7.2)%, respectively.

     Operating expenses, at the operating unit level, were $2,688,849,000, or 66.0% of revenues, for 1999, compared to 62.2% of revenues for 1998. Included in operating expenses, at the operating unit level, for the year ended December 31, 1999, is a non-recurring expense item of approximately $40,183,000 which related primarily to our plan to write off obsolete equipment. Excluding the non-recurring expense, operating expenses at the operating unit level were $2,648,666,000, or 65.0% of revenues, for the year ended December 31, 1999. The increase in operating expenses as a percentage of revenues is primarily attributable to the decline in same store revenues per inpatient day, outpatient visit, surgical case and diagnostic case. Same store operating expenses for 1999, excluding the non-recurring expense item noted above, were $2,614,953,000, or 65.0% of related revenues. New store operating expenses were $33,713,000, or 69.6% of related revenues. Corporate general and administrative expenses increased  from  $112,800,000  in 1998 to  $149,285,000  in  1999.  Included  in
corporate general and administrative expenses, for the year ended December 31, 1999, is a non-recurring expense item of approximately $29,798,000. This expense item included write-offs of investments and notes of $14,603,000, expenses related to year 2000 remediation of $13,429,000 and expenses related to the proposed spin-off of our inpatient operations of $1,766,000. Excluding the non-recurring expense, as a percentage of revenues, corporate general and administrative expenses increased from 2.8% in 1998 to 2.9% in 1999. Total operating expenses were $2,838,134,000, or 69.7% of revenues, for 1999, compared to $2,604,714,000, or 65.0% of revenues, for 1998. The provision for doubtful accounts was $342,708,000, or 8.4% of revenues, for 1999, compared to $112,202,000, or 2.8% of revenues, for 1998. Included in the provision for doubtful accounts is $117,752,000 in expense recognized in the third quarter of 1999 and $139,835,000 in expense recognized in the fourth quarter of 1999. The third quarter provision includes the charge-off of accounts receivable of facilities included in the impairment and restructuring charges recognized in 1998. These accounts receivable were determined to be uncollectible by local and regional operations management personnel who assumed collection responsibilities in the third quarter of 1999 in connection with the restructuring of our outpatient regional business offices, which had previously been responsible for collection activities. The fourth quarter charge reflects management's decision to adopt a more conservative approach in estimating the allowance for doubtful accounts. The revision in estimating the allowance for doubtful accounts is due to management's assessment of the current healthcare payor environment. This approach focuses more heavily upon the specific agings and payor classifications at each facility, as opposed to determining an estimate based primarily on historical write-off rates.

     Depreciation and amortization expense was $374,248,000 for 1999, compared to $344,591,000 for 1998. The increase resulted from our investment in additional assets. Interest expense increased to $176,652,000 in 1999, compared to $148,163,000 for 1998, primarily because of the increased amount outstanding under our credit facilities (see "Liquidity and Capital Resources"). For 1999, interest income was $10,587,000, compared to $11,286,000 for 1998.

     During the fourth quarter of 1999, we recorded a non-recurring expense item of $121,037,000 related to the impairment of long-term assets. The charge was based on a facility-by-facility review of each facility's financial performance which determined if there were trends that would indicate that the facility's ability to recover its investment in long-lived assets had been impaired. For further discussion, see Note 13 of "Notes to Consolidated Financial Statements".

     Total unusual and non-recurring charges and expenses included in the results of operations for the year ended December 31, 1999 were approximately $448,605,000.

     Income before minority interests and income taxes for 1999 was $229,915,000, compared to $267,373,000 for 1998. Minority interests reduced income before income taxes by $86,469,000 in 1999, compared to $77,468,000 for 1998. The provision for income taxes for 1999 was $66,929,000, compared to $143,347,000 for 1998. Excluding the tax effects of the impairment and restructuring charges in both periods and the merger costs and the loss on sale of assets in 1998, the effective tax rate for 1999 was 39.5%, compared to 39.0% for 1998 (see Note 10 of "Notes to Consolidated Financial Statements" for further discussion). Net income for 1999 was $76,517,000.


LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, we had working capital of $852,711,000, including cash and marketable securities of $132,882,000. Working capital at December 31, 1998 was $945,927,000, including cash and marketable securities of $142,513,000. For 1999, cash provided by operations was $704,511,000, compared to $636,132,000 for 1998. For 1999, investing activities used $614,859,000, compared to using $1,781,459,000 for 1998. The change is primarily due to a decrease in facility acquisitions. Additions to property, plant and equipment and acquisitions accounted for $474,115,000 and $104,304,000, respectively, during 1999. Those same investing activities accounted for $714,212,000 and $729,440,000, respectively, in 1998. Financing activities used $99,079,000 and provided $1,121,162,000 during 1999 and 1998, respectively. The change is primarily due to reduced borrowings as a result of decreased acquisition activity. Net borrowing proceeds for 1999 and 1998 were $285,379,000 and $1,177,311,000, respectively.

     Net accounts receivable were $898,529,000 at December 31, 1999, compared to $897,901,000 at December 31, 1998. The number of days of average quarterly revenues in ending receivables was 82.6 at December 31, 1999, compared to 79.4 at December 31, 1998. See Note 1 of "Notes to Consolidated Financial Statements" for the concentration of net accounts receivable from patients, third-party payors, insurance companies and others at December 31, 1999 and 1998.

     We have a $1,750,000,000 revolving credit facility with Bank of America, N.A. ("Bank of America") and other participating banks (the "1998 Credit Agreement"). The 1998 Credit Agreement replaced a previous $1,250,000,000 revolving credit agreement, also with Bank of America. Interest on the 1998
Credit Agreement is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. We are required to pay a fee based on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined credit ratings. The principal amount is payable in full on June 22, 2003. We have provided a negative pledge on all assets under the 1998 Credit Agreement. The effective interest rate on the average outstanding balance under the 1998 Credit Agreement was 5.81% for the twelve months ended December 31, 1999, compared to the average prime rate of 8.00% during the same period. At December 31, 1999, we had drawn $1,625,000,000 under the 1998 Credit Agreement. For further discussion, see Note 7 of "Notes to Consolidated Financial Statements".

     We also have a Short Term Credit Agreement with Bank of America (the "Short Term Credit Agreement"), providing for a $250,000,000 short term revolving credit facility. The terms of the Short Term Credit Agreement are substantially consistent with those of the 1998 Credit Agreement. Interest on the Short Term Credit Agreement is paid based on LIBOR plus a predetermined margin or a base rate. We are required to pay a fee on the unused portion of the credit facility ranging from 0.30% to 0.50%, depending on certain defined ratios. The principal amount is payable in full on December 12, 2000, with an earlier repayment required in the event that we consummate any public offering or private placement of debt securities. At December 31, 1999, we had not drawn down any amounts under the Short Term Credit Agreement.

     On March 20, 1998, we issued $500,000,000 in 3.25% Convertible Subordinated Debentures due 2003 in a private placement. An additional $67,750,000 principal amount of the 3.25% Convertible Debentures was issued on March 31, 1998 to cover underwriters' overallotments. Interest is payable on April 1 and October 1. The 3.25% Convertible Debentures are convertible into HEALTHSOUTH common stock at the option of the holder at a conversion price of $36.625 per share. The conversion price is subject to adjustment upon the occurrence of (a) a subdivision, combination or reclassification of outstanding shares of our common stock, (b) the payment of a stock dividend or stock distribution on any shares of our capital stock, (c) the issuance of rights or warrants to all holders of our common stock entitling them to purchase shares of our common stock at less than the current market price, or (d) the payment of certain other distributions with respect to our common stock. In addition, we may, from time to time, lower the conversion price for periods of not less than 20 days, in our discretion. We used net proceeds from the issuance of the 3.25% Convertible Debentures to pay down indebtedness outstanding under our then-existing credit facilities.

     On June 22, 1998, we issued $250,000,000 in 6.875% Senior Notes due 2005 and $250,000,000 in 7.0% Senior Notes due 2008 (collectively, the "Senior Notes"). Interest is payable on June 15 and December 15. The Senior Notes are unsecured, unsubordinated obligations of HEALTHSOUTH. We used the net proceeds from the issuance of the Senior Notes to pay down indebtedness outstanding under our then-existing credit facilities.

     On February 8, 1999, we announced a plan to repurchase up to 70,000,000 shares of our common stock over the next 36 months through open market purchases, block trades or privately negotiated transactions. As of December 31, 1999, we had repurchased approximately 36,300,637 shares.

     In June 1999, we announced that our Board of Directors had given preliminary approval to the exploration and development of a plan to divide our inpatient and outpatient businesses into separate public companies through the tax-free spin-off of our inpatient operations. On September 9, 1999, we announced that our Board had indefinitely tabled the spin-off proposal due to a variety of factors, including the anticipated timeframe to complete the spin-off, developments in the healthcare capital markets and favorable developments in the likely structure of the prospective payment system for inpatient rehabilitation services, among others. We are not currently pursuing any activities with respect to the spin-off proposal.

     We intend to pursue the acquisition or development of additional healthcare operations, including outpatient rehabilitation facilities, inpatient rehabilitation facilities, ambulatory surgery centers, outpatient diagnostic centers and companies engaged in the provision of other complementary services, and to expand certain of our existing facilities. While it is not possible to estimate precisely the amounts which will actually be expended in the foregoing areas, we anticipate that over the next twelve months, we will spend approximately $200,000,000 to $250,000,000 on maintenance and expansion of our existing facilities and approximately $200,000,000 to $250,000,000 on development activities and Internet and e-commerce initiatives, and on continued development of the Integrated Service Model. See Item 1, "Business -- Company Strategy".

     Although we are continually considering and evaluating acquisitions and opportunities for future growth, we have not entered into any agreements with respect to material future acquisitions. We believe that existing cash, cash flow from operations and borrowings under existing credit facilities will be sufficient to satisfy our estimated cash requirements for the next twelve months, and for the reasonably foreseeable future.

     Inflation in recent years has not had a significant effect on our business, and is not expected to adversely affect us in the future unless it increases significantly.

EXPOSURES TO MARKET RISK

     We are exposed to market risk related to changes in interest rates. The impact on earnings and value of market risk-sensitive financial instruments (principally marketable security investments and long-term debt, as well as the interest rate swaps described below) is subject to change as a result of movements in market rates and prices. We use sensitivity analysis models to evaluate these impacts. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features.


     Our investment in marketable securities was $3,482,000 at December 31, 1999, compared to $3,686,000 at December 31, 1998. The investment represents less than 1% of total assets at December 31, 1999 and 1998. These securities are generally short-term, highly-liquid instruments and, accordingly, their fair value approximates cost. Earnings on investments in marketable securities are not significant to our results of operations, and therefore any changes in interest rates would have a minimal impact on future pre-tax earnings.

     As described below, a significant portion of our long-term indebtedness is subject to variable rates of interest, generally equal to LIBOR plus a predetermined percentage. In October 1999, we entered into three short-term interest rate swap arrangements intended to hedge our exposure to rising interest rates resulting from the capital markets' perception of risks associated with year 2000 issues. Each of these arrangements has a notional amount of $250,000,000 and matures six months from the date of the original transaction. The notional amounts are used to measure interest to be paid or received and do not represent an amount of exposure to credit loss. In each of these arrangements, we pay the counterparty a fixed rate of interest on the notional amount, and the counterparty pays us a variable rate of interest equal to the 90-day LIBOR rate. The variable rate paid to us by the counterparty is reset once during the term of the swap. Thus, these interest rate swaps have the effect of fixing the interest rates on an aggregate of $750,000,000 of our variable-rate debt through their maturity dates. The arrangements mature at various dates in April 2000. We would be exposed to credit losses if the counterparties did not perform their obligations under the swap arrangements; however, the counterparties are major commercial banks whom we believe to be creditworthy, and we expect them to fully satisfy their obligations. At December 31, 1999, the weighted average interest rate we were obligated to pay under these interest rate swaps was 6.044%, and the weighted average interest rate we received was 6.207%.

     With respect to our interest-bearing liabilities, approximately $1,625,000,000 in long-term debt at December 31, 1999 is subject to variable rates of interest before giving effect to the interest rate swaps above, while the remaining balance in long-term debt of $1,489,648,000 is subject to fixed rates of interest. This compares to $1,325,000,000 in long-term debt subject to variable rates of interest and $1,505,926,000 in long-term debt subject to fixed rates of interest at December 31, 1998 (see Note 7 of "Notes to Consolidated Financial Statements" for further description). The fair value of our total long-term debt, based on discounted cash flow analyses, approximates its carrying value at December 31, 1999 except for the 3.25% Convertible Debentures, 6.875% Senior Notes and 7.0% Senior Notes. The fair value of the 3.25% Convertible Debentures at December 31, 1999 was approximately $443,000,000. The fair value of the 6.875% Senior Notes due 2005 was approximately $216,600,000 at December 31, 1999. The fair value of the 7% Senior Notes due 2008 was approximately $207,250,000 at December 31, 1999. Based on a hypothetical 1% increase in interest rates, the potential losses in future pre-tax earnings would be approximately $16,250,000. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined considering the impact of the hypothetical interest rates on our borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

     Foreign operations, and the related market risks associated with foreign currency, are currently insignificant to our results of operations and financial position.

COMPUTER TECHNOLOGIES AND YEAR 2000 COMPLIANCE

     In prior years, we discussed the nature and progress of our plans to become year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission-critical information technology and non-information technology systems and believe those systems responded to the year 2000 date change. We expensed approximately $14,282,000 during 1999 in connection with remediating our systems and invested approximately $22,000,000 in new hardware. We are not aware of any material problems resulting from year 2000 issues, either with our internal systems or the products and services of third parties. We will continue to monitor our mission-critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.


FORWARD-LOOKING STATEMENTS

     Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this Annual Report on Form 10-K concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, HEALTHSOUTH, through its senior management, from time to time makes forward-looking public statements concerning its expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting our best judgment based upon current information, involve a number of risks and uncertainties and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that other factors will not affect the accuracy of such forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to, changes in the regulation of the healthcare industry at either or both of the federal and state levels, changes or delays in reimbursement for our services by governmental or private payors, competitive pressures in the healthcare industry and our response thereto, our ability to obtain and retain favorable arrangements with third-party payors, unanticipated delays in the implementation of our Integrated Service Model, general conditions in the economy and capital markets, and other factors which may be identified from time to time in our Securities and Exchange Commission filings and other public announcements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Consolidated financial statements of HEALTHSOUTH meeting the requirements of Regulation S-X are filed on the following pages of this Item 8 of this Annual Report on Form 10-K, as listed below:





                                                                                  PAGE
                                                                                 -----
       Report of Independent Auditors ........................................    36
       Consolidated Balance Sheets as of December 31, 1998 and 1999 ..........    37
       Consolidated Statements of Income for the Years Ended December 31,
        1997, 1998 and 1999 ..................................................    38
       Consolidated Statements of Stockholders' Equity for the Years Ended
        December 31, 1997, 1998 and 1999 .....................................    39
       Consolidated Statements of Cash Flows for the Years Ended December
        31, 1997, 1998 and 1999 ..............................................    40
       Notes to Consolidated Financial Statements ............................    42


     Other financial statements and schedules required under Regulation S-X are listed in Item 14(a)2, and filed under Item 14(d), of this Annual Report on Form 10-K.


QUARTERLY RESULTS (UNAUDITED)

     Set forth below is summary information with respect to HEALTHSOUTH's operations for the last eight fiscal quarters. All amounts have been restated to reflect the 1998 acquisition of NSC, which was accounted for as a pooling of interests.





                                                                              1998
                                                 ---------------------------------------------------------------
                                                       1ST               2ND             3RD            4TH
                                                     QUARTER           QUARTER         QUARTER        QUARTER
                                                 ---------------   ---------------   -----------   -------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues .....................................      $  938,779       $  979,064       $1,047,422      $1,040,809
Net income (loss) ............................         113,132          121,600            5,670        (193,844)
Net income (loss) per common share ...........            0.27             0.29             0.01           (0.46)
Net income (loss) per common share -- assuming
 dilution ....................................            0.26             0.28             0.01           (0.46)


                                                                              1999
                                                 ---------------------------------------------------------------
                                                       1ST               2ND             3RD            4TH
                                                     QUARTER           QUARTER         QUARTER        QUARTER
                                                 ---------------   ---------------   -----------   -------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues .....................................      $1,030,547       $1,047,632       $  993,341       $1,000,587
Net income (loss) ............................         109,905          114,005           (4,330)        (143,063)
Net income (loss) per common share ...........            0.26             0.28            (0.01)           (0.37)
Net income (loss) per common share -- assuming
 dilution ....................................            0.26             0.27            (0.01)           (0.37)

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
HEALTHSOUTH Corporation

     We have audited the accompanying consolidated balance sheets of HEALTHSOUTH Corporation and Subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HEALTHSOUTH Corporation and Subsidiaries at December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        ERNST & YOUNG LLP

Birmingham, Alabama
March 19, 2000

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                                                                        DECEMBER 31,
                                                                                -----------------------------
                                                                                     1998            1999
                                                                                -------------   -------------
                                                                                       (IN THOUSANDS)
ASSETS
Current assets:
 Cash and cash equivalents (Note 3) .........................................    $  138,827      $  129,400
 Other marketable securities (Note 3) .......................................         3,686           3,482
 Accounts receivable, net of allowances for doubtful accounts of
   $143,689,000 in 1998 and $303,614,000 in 1999 ............................       897,901         898,529
 Inventories ................................................................        77,840          85,551
 Prepaid expenses and other current assets ..................................       169,899         114,496
 Income tax refund receivable ...............................................        58,832          39,438
                                                                                 ----------      ----------
Total current assets ........................................................     1,346,985       1,270,896

Other assets:
 Loans to officers ..........................................................         3,263           3,842
 Assets held for sale (Note 13) .............................................        32,966          29,473
 Deferred income taxes (Note 10) ............................................            --          47,550
 Other (Note 4) .............................................................       164,280         149,099
                                                                                 ----------      ----------
                                                                                    200,509         229,964

 Property, plant and equipment, net (Note 5) ................................     2,255,493       2,502,967
 Intangible assets, net (Note 6) ............................................     2,959,910       2,828,507
                                                                                 ----------      ----------
Total assets ................................................................    $6,762,897      $6,832,334
                                                                                 ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ...........................................................    $   76,099      $   76,549
 Salaries and wages payable .................................................       111,243          93,046
 Accrued interest payable and other liabilities .............................       126,110         102,604
 Deferred income taxes (Note 10) ............................................        37,612         108,168
 Current portion of long-term debt (Note 7) .................................        49,994          37,818
                                                                                 ----------      ----------
Total current liabilities ...................................................       401,058         418,185

Long-term debt (Note 7) .....................................................     2,780,932       3,076,830
Deferred income taxes (Note 10) .............................................        28,856              --
Deferred revenue and other long-term liabilities ............................         1,829           4,573
Minority interests-limited partnerships (Note 1) ............................       127,218         126,384

Commitments and contingencies (Note 11)

Stockholders' equity (Notes 8 and 12):
 Preferred stock, $.10 par value -- 1,500,000 shares authorized; issued and
   outstanding -- none ......................................................            --              --
 Common stock, $.01 par value -- 600,000,000 shares authorized; issued --
   423,178,000 in 1998 and 423,982,000 in 1999 ..............................         4,232           4,240
 Additional paid-in capital .................................................     2,577,647       2,584,572
 Retained earnings ..........................................................       878,228         948,385
 Treasury stock, at cost (2,042,000 shares in 1998 and 38,342,000 shares in
   1999) ....................................................................       (21,813)       (278,504)
 Receivable from Employee Stock Ownership Plan ..............................       (10,169)         (7,898)
 Notes receivable from stockholders, officers and management employees ......        (5,121)        (44,433)
                                                                                 ----------      ----------
Total stockholders' equity ..................................................     3,423,004       3,206,362
                                                                                 ----------      ----------
Total liabilities and stockholders' equity ..................................    $6,762,897      $6,832,334
                                                                                 ==========      ==========

See accompanying notes.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME





                                                                     YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------
                                                               1997            1998            1999
                                                          -------------   -------------   -------------
                                                          (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Revenues ..............................................    $3,123,176      $4,006,074      $4,072,107

Operating unit expenses ...............................     1,952,189       2,491,914       2,688,849
Corporate general and administrative expenses .........        87,512         112,800         149,285
Provision for doubtful accounts .......................        74,743         112,202         342,708
Depreciation and amortization .........................       257,136         344,591         374,248
Merger and acquisition related expenses (Notes 2
 and 9) ...............................................        15,875          25,630              --
Loss on sale of assets (Note 9) .......................            --          31,232              --
Impairment and restructuring charges (Note 13) ........            --         483,455         121,037
Interest expense ......................................       112,529         148,163         176,652
Interest income .......................................        (6,004)        (11,286)        (10,587)
                                                           ----------      ----------      ----------
                                                            2,493,980       3,738,701       3,842,192
                                                           ----------      ----------      ----------
Income before income taxes and minority interests .....       629,196         267,373         229,915
Provision for income taxes (Note 10) ..................       213,668         143,347          66,929
                                                           ----------      ----------      ----------
                                                              415,528         124,026         162,986
Minority interests ....................................        72,469          77,468          86,469
                                                           ----------      ----------      ----------
Net income ............................................    $  343,059      $   46,558      $   76,517
                                                           ==========      ==========      ==========
Weighted average common shares outstanding ............       366,768         421,462         408,195
                                                           ==========      ==========      ==========
Net income per common share ...........................    $     0.94      $     0.11      $     0.19
                                                           ==========      ==========      ==========
Weighted average common shares outstanding --
 assuming dilution ....................................       386,211         432,275         414,570
                                                           ==========      ==========      ==========
Net income per common share -- assuming dilution ......    $     0.89      $     0.11      $     0.18
                                                           ==========      ==========      ==========

See accompanying notes.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999



                                                                           COMMON STOCK
                                                                       --------------------   ADDITIONAL
                                                                                                PAID-IN
                                                                         SHARES    AMOUNT       CAPITAL
                                                                       --------- ---------- --------------
                                                                                 (IN THOUSANDS)
Balance at December 31, 1996 .........................................  339,587   $ 3,396    $ 1,210,314
Common shares issued in connection with acquisitions (Note 9) ........   46,412       464        999,587
Value of options exchanged in connection with the Horizon/CMS
 acquisition (Note 9) ................................................       --        --         23,191
Common shares issued upon conversion of convertible debt .............   12,324       123        114,390
Proceeds from exercise of options (Note 8) ...........................   10,525       105         60,221
Income tax benefits related to incentive stock options (Note 8) ......       --        --         67,090
Reduction in receivable from ESOP ....................................       --        --             --
Payments received on stockholders' notes receivable ..................       --        --             --
Purchase of limited partnership units ................................       --        --             --
Purchase of treasury stock ...........................................       --        --             --
Net income ...........................................................       --        --             --
Translation adjustment ...............................................       --        --             --
Stock dividend .......................................................    6,689        67            (67)
                                                                        -------   -------    -----------
Balance at December 31, 1997 .........................................  415,537     4,155      2,474,726

Proceeds from exercise of options (Note 8) ...........................    6,885        69         60,135
Common shares issued in connection with acquisitions (Note 9) ........      699         7         19,390
Common shares issued in connection with lease buyout .................       57         1          1,592
Income tax benefits related to incentive stock options (Note 8) ......       --        --         21,804
Purchase of treasury shares ..........................................       --        --             --
Reduction in receivable from ESOP ....................................       --        --             --
Payments received on stockholders' notes receivable ..................       --        --             --
Purchase of limited partnership units ................................       --        --             --
Net income ...........................................................       --        --             --
Translation adjustment ...............................................       --        --             --
                                                                        -------   -------    -----------
Balance at December 31, 1998 .........................................  423,178     4,232      2,577,647

Proceeds from exercise of options (Note 8) ...........................      804         8          4,363
Restricted stock grants issued .......................................       --        --          2,562
Reduction in receivable from ESOP ....................................       --        --             --
Loans made to stockholders ...........................................       --        --             --
Payments received on stockholders' notes receivable ..................       --        --             --
Purchase of limited partnership units ................................       --        --             --
Purchase of treasury stock ...........................................       --        --             --
Net income ...........................................................       --        --             --
Translation adjustment ...............................................       --        --             --
                                                                        -------   -------    -----------
Balance at December 31, 1999 .........................................  423,982   $ 4,240    $ 2,584,572
                                                                        =======   =======    ===========



                                                                                         TREASURY STOCK
                                                                         RETAINED   ------------------------   RECEIVABLE
                                                                         EARNINGS    SHARES       AMOUNT        FROM ESOP
                                                                       ------------ -------- --------------- --------------
                                                                                          (IN THOUSANDS)
Balance at December 31, 1996 .........................................  $ 492,954       182    $      (323)    $  (14,148)
Common shares issued in connection with acquisitions (Note 9) ........         --        --             --             --
Value of options exchanged in connection with the Horizon/CMS
 acquisition (Note 9) ................................................         --        --             --             --
Common shares issued upon conversion of convertible debt .............         --        --             --             --
Proceeds from exercise of options (Note 8) ...........................         --        --             --             --
Income tax benefits related to incentive stock options (Note 8) ......         --        --             --             --
Reduction in receivable from ESOP ....................................         --        --             --          1,901
Payments received on stockholders' notes receivable ..................         --        --             --             --
Purchase of limited partnership units ................................     (2,465)       --             --             --
Purchase of treasury stock ...........................................         --       370         (3,600)            --
Net income ...........................................................    343,059        --             --             --
Translation adjustment ...............................................       (220)       --             --             --
Stock dividend .......................................................         --        --             --             --
                                                                        ---------       ---    -----------     ----------
Balance at December 31, 1997 .........................................    833,328       552         (3,923)       (12,247)

Proceeds from exercise of options (Note 8) ...........................         --        --             --             --
Common shares issued in connection with acquisitions (Note 9) ........         --        --             --             --
Common shares issued in connection with lease buyout .................         --        --             --             --
Income tax benefits related to incentive stock options (Note 8) ......         --        --             --             --
Purchase of treasury shares ..........................................         --     1,490        (17,890)            --
Reduction in receivable from ESOP ....................................         --        --             --          2,078
Payments received on stockholders' notes receivable ..................         --        --             --             --
Purchase of limited partnership units ................................     (1,634)       --             --             --
Net income ...........................................................     46,558        --             --             --
Translation adjustment ...............................................        (24)       --             --             --
                                                                        ---------     -----    -----------     ----------
Balance at December 31, 1998 .........................................    878,228     2,042        (21,813)       (10,169)

Proceeds from exercise of options (Note 8) ...........................         --        --             --             --
Restricted stock grants issued .......................................         --        --             --             --
Reduction in receivable from ESOP ....................................         --        --             --          2,271
Loans made to stockholders ...........................................         --        --             --             --
Payments received on stockholders' notes receivable ..................         --        --             --             --
Purchase of limited partnership units ................................     (5,998)       --             --             --
Purchase of treasury stock ...........................................         --    36,300       (256,691)            --
Net income ...........................................................     76,517        --             --             --
Translation adjustment ...............................................       (362)       --             --              -
                                                                        ---------    ------    -----------     ----------
Balance at December 31, 1999 .........................................  $ 948,385    38,342    $  (278,504)    $   (7,898)
                                                                        =========    ======    ===========     ==========



                                                                            NOTES
                                                                         RECEIVABLE        TOTAL
                                                                            FROM       STOCKHOLDERS'
                                                                        STOCKHOLDERS      EQUITY
                                                                       -------------- --------------
                                                                              (IN THOUSANDS)
Balance at December 31, 1996 .........................................   $   (5,423)   $ 1,686,770
Common shares issued in connection with acquisitions (Note 9) ........           --      1,000,051
Value of options exchanged in connection with the Horizon/CMS
 acquisition (Note 9) ................................................           --         23,191
Common shares issued upon conversion of convertible debt .............           --        114,513
Proceeds from exercise of options (Note 8) ...........................           --         60,326
Income tax benefits related to incentive stock options (Note 8) ......           --         67,090
Reduction in receivable from ESOP ....................................           --          1,901
Payments received on stockholders' notes receivable ..................            7              7
Purchase of limited partnership units ................................           --         (2,465)
Purchase of treasury stock ...........................................           --         (3,600)
Net income ...........................................................           --        343,059
Translation adjustment ...............................................           --           (220)
Stock dividend .......................................................           --             --
                                                                         ----------    -----------
Balance at December 31, 1997 .........................................       (5,416)     3,290,623

Proceeds from exercise of options (Note 8) ...........................           --         60,204
Common shares issued in connection with acquisitions (Note 9) ........           --         19,397
Common shares issued in connection with lease buyout .................           --          1,593
Income tax benefits related to incentive stock options (Note 8) ......           --         21,804
Purchase of treasury shares ..........................................           --        (17,890)
Reduction in receivable from ESOP ....................................           --          2,078
Payments received on stockholders' notes receivable ..................          295            295
Purchase of limited partnership units ................................           --         (1,634)
Net income ...........................................................           --         46,558
Translation adjustment ...............................................           --            (24)
                                                                         ----------    -----------
Balance at December 31, 1998 .........................................       (5,121)     3,423,004

Proceeds from exercise of options (Note 8) ...........................           --          4,371
Restricted stock grants issued .......................................           --          2,562
Reduction in receivable from ESOP ....................................           --          2,271
Loans made to stockholders ...........................................      (39,334)       (39,334)
Payments received on stockholders' notes receivable ..................           22             22
Purchase of limited partnership units ................................           --         (5,998)
Purchase of treasury stock ...........................................           --       (256,691)
Net income ...........................................................           --         76,517
Translation adjustment ...............................................           --           (362)
                                                                         ----------    -----------
Balance at December 31, 1999 .........................................   $  (44,433)   $ 3,206,362
                                                                         ==========    ===========

See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                                    YEAR ENDED DECEMBER 31,
                                                                       -------------------------------------------------
                                                                             1997              1998             1999
                                                                       ---------------   ---------------   -------------
                                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES
Net income .........................................................    $    343,059      $     46,558      $   76,517
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Depreciation and amortization .....................................         257,136           344,591         374,248
 Provision for doubtful accounts ...................................          74,743           112,202         342,708
 Issuance of restricted stock grants ...............................              --                --           2,562
 Impairment and restructuring charges ..............................              --           483,455         121,037
 Merger and acquisition related expenses ...........................          15,875            25,630              --
 Loss on sale of assets ............................................              --            31,232              --
 Income applicable to minority interests of limited
  partnerships .....................................................          72,469            77,468          86,469
 Provision (benefit) for deferred income taxes .....................          15,237           (43,410)         (5,850)
 Provision for deferred revenue ....................................            (406)               --              --
 Changes in operating assets and liabilities, net of effects of acquisitions:
  Accounts receivable ..............................................        (200,778)         (250,468)       (332,977)
  Inventories, prepaid expenses and other current assets ...........          21,803          (132,280)         67,428
  Accounts payable and accrued expenses ............................        (152,201)          (58,846)        (27,631)
                                                                        ------------      ------------      ----------
Net cash provided by operating activities ..........................         446,937           636,132         704,511

INVESTING ACTIVITIES
Purchases of property, plant and equipment .........................        (349,861)         (714,212)       (474,115)
Proceeds from sale of non-strategic assets .........................       1,136,571            34,100           5,693
Additions to intangible assets, net of effects of acquisitions .....         (61,887)          (48,415)        (33,140)
Assets obtained through acquisitions, net of liabilities
 assumed ...........................................................        (309,548)         (729,440)       (104,304)
Payments on purchase accounting accruals ...........................              --          (292,949)        (22,063)
Changes in other assets ............................................        (108,245)          (48,883)         12,866
Proceeds received on sale of other marketable securities ...........          41,087            18,340           1,300
Investments in other marketable securities .........................          (1,339)               --          (1,096)
                                                                        ------------      ------------      ----------
Net cash provided by (used in) investing activities ................         346,778        (1,781,459)       (614,859)

FINANCING ACTIVITIES
Proceeds from borrowings ...........................................       1,763,317         3,486,474         756,000
Principal payments on long-term debt ...............................      (2,537,620)       (2,309,163)       (470,621)
Proceeds from exercise of options ..................................          60,326            60,204           4,371
Proceeds from issuance of common stock .............................              70                --              --
Purchase of treasury stock .........................................              --           (17,890)       (256,691)
Reduction in receivable from ESOP ..................................           1,901             2,078           2,271
Decrease (increase) in loans to stockholders .......................               7               295         (39,312)
Proceeds from investment by minority interests .....................           4,096             4,471          11,582
Purchase of limited partnership units ..............................          (2,685)           (1,658)         (6,360)
Payment of cash distributions to limited partners ..................         (79,927)         (103,649)       (100,319)
                                                                        ------------      ------------      ----------
Net cash (used in) provided by financing activities ................        (790,515)        1,121,162         (99,079)
                                                                        ------------      ------------      ----------
Increase (decrease) in cash and cash equivalents ...................           3,200           (24,165)         (9,427)
Cash and cash equivalents at beginning of year .....................         159,792           162,992         138,827
                                                                        ------------      ------------      ----------
Cash and cash equivalents at end of year ...........................    $    162,992      $    138,827      $  129,400
                                                                        ============      ============      ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
 Interest ..........................................................    $    113,241      $    143,606      $  159,496
 Income taxes ......................................................         140,715           315,028          88,575


                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

Non-cash investing activities:

   The  Company  assumed   liabilities  of   $1,163,913,000,   $107,091,000  and
   $9,529,000 during the years ended December 31, 1997, 1998 and 1999, respectively, in connection with its acquisitions.

   During the year ended December 31, 1997, the Company issued 46,412,000 common
   shares  with  a  market  value  of   $1,000,051,000   as  consideration   for
   acquisitions accounted for as purchases.

   During the year ended December 31, 1998, the Company issued 699,000 common shares with a market value of $19,397,000 as consideration for acquisitions accounted for as purchases.

Non-cash financing activities:

   During 1997, the Company effected a two-for-one stock split of its common stock which was effected in the form of a 100% stock dividend.

   The Company received a tax benefit from the disqualifying disposition of incentive stock options of $67,090,000 and $21,804,000 for the years ended December 31, 1997 and 1998, respectively.

   During 1997, the holders of the Company's $115,000,000 in aggregate principal amount of 5% Convertible Subordinated Debentures due 2001 surrendered the Debentures for conversion into approximately 12,324,000 shares of the Company's Common Stock.

See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


1. SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies followed by HEALTHSOUTH Corporation and its subsidiaries ("the Company") are presented as an integral part of the consolidated financial statements.


NATURE OF OPERATIONS

     HEALTHSOUTH is engaged in the business of providing healthcare services through two business segments: inpatient and other clinical services and outpatient services. Inpatient and other clinical services consist of services provided through inpatient rehabilitation facilities, specialty medical centers and certain physician practices and other clinical services. Outpatient services consist of services provided through outpatient rehabilitation facilities, outpatient surgery centers and outpatient diagnostic centers.


PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of HEALTHSOUTH Corporation ("HEALTHSOUTH") and its wholly-owned subsidiaries, as well as its majority ownership or controlling interest in limited partnerships and limited liability companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

     HEALTHSOUTH operates a number of its facilities as general and limited partnerships ("partnerships") or limited liability companies ("LLCs") in which HEALTHSOUTH serves as the general partner or managing member, as applicable. HEALTHSOUTH's policy is to consolidate the financial position and results of operations of these partnerships and LLCs in cases where HEALTHSOUTH owns the majority interest or in which it has otherwise a controlling interest (see also "Minority Interests" below in Note 1). Investments in partnerships, LLCs and other entities that represent less than a majority interest or otherwise represent a non-controlling interest are accounted for under the equity method or cost method, as appropriate (see also "Minority Interests" below in Note 1 and Note 4).


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


ACCOUNTS RECEIVABLE AND THIRD-PARTY REIMBURSEMENT ACTIVITIES

     Receivables from patients, insurance companies and third-party contractual insured accounts (Medicare and Medicaid) are based on payment agreements which generally result in the Company's collecting an amount different from the established rates. Net third-party settlement receivables included in accounts receivable were $9,277,000 and $49,631,000 at December 31, 1998 and 1999,
respectively. Final determination of the settlement is subject to review by appropriate authorities. The differences between original estimates made by the Company and subsequent revisions (including final settlement) were not material to the operations of the Company. Adequate allowances are provided for doubtful accounts and contractual adjustments. Uncollectible accounts are written off against the allowance for doubtful accounts after adequate collection efforts are made. Net accounts receivable include only those amounts estimated by management to be collectible.

     The concentration of net accounts receivable from third-party contractual payors and others, as a percentage of total net accounts receivable, was as follows:





                                  DECEMBER 31,
                               -------------------
                                 1998       1999
                               --------   --------
  Medicare .................       21%        26%
  Medicaid .................        4          5
  Other ....................       75         69
                                   --         --
                                  100%       100%
                                  ===        ===


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

     Interest cost incurred during the construction of a facility is capitalized. The Company incurred interest costs of $115,020,000, $148,793,000 and $178,836,000, of which $2,491,000, $630,000 and $2,184,000 was capitalized, during 1997, 1998 and 1999, respectively.

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

     Effective July 1, 1997, the Company began expensing amounts reflecting the costs of implementing its clinical and administrative programs and protocols at acquired facilities in the period in which such costs are incurred. Previously, the Company had capitalized such costs and amortized them over 36 months. Such costs at June 30, 1997 aggregated $64,643,000, net of accumulated amortization. These capitalized costs will be amortized in accordance with the Company's policy in effect through June 30, 1997 and will be fully amortized by June 2000.

     Through June 30, 1997, the Company had assigned value to and capitalized organization and partnership formation costs which had been incurred by the Company or obtained by the Company in acquisitions accounted for as purchases. Effective July 1, 1997, the Company no longer assigned value to organization and partnership formation costs obtained in acquisitions accounted for as purchases except to the extent that objective evidence exists that such costs will provide future economic benefits to the Company after the acquisition. Such organization and partnership formation costs at June 30, 1997 which were obtained by the Company in purchase transactions aggregated $8,380,000, net of accumulated amortization. Such costs at June 30, 1997 will be amortized in accordance with the Company's policy in effect through June 30, 1997 and will be fully amortized by June 2000.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that the costs of start-up activities be expensed as incurred. The SOP broadly defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, initiating a new process in an existing facility, or beginning some new operation. Start-up activities also include organizational costs. SOP 98-5 is effective for years beginning after December 15, 1998. In 1997, the Company began expensing as incurred all costs related to start-up activities. Therefore, the adoption of SOP 98-5 did not have a material effect on the Company's financial statements.


MINORITY INTERESTS

     The equity of minority investors in partnerships and LLCs of the Company is reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (ranging from 1% to 50% at December 31, 1999), the effect of which is removed from the results of operations of the Company.


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

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
1. SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

INCOME PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per share:





                                                                                YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------------------
                                                                          1997             1998           1999
                                                                     --------------   -------------   ------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Numerator:
 Net income ......................................................     $  343,059       $  46,558      $  76,517
                                                                       ----------       ---------      ---------
 Numerator for basic earnings per share -- income available
  to common stockholders .........................................        343,059          46,558         76,517
 Effect of dilutive securities:
 Elimination of interest and amortization on 5%
  Convertible Subordinated Debentures due 2001, less the
   related effect of the provision for income taxes ..............            968              --             --
                                                                       ----------       ---------      ---------
 Numerator for diluted earnings per share--income available to
  common stockholders after assumed conversion ...................     $  344,027       $  46,558      $  76,517
                                                                       ==========       =========      =========
Denominator:
 Denominator for basic earnings per share -- weighted-average
  shares .........................................................        366,768         421,462        408,195
 Effect of dilutive securities:
  Net effect of dilutive stock options ...........................         16,374          10,813          5,525
  Restricted shares issued .......................................             --              --            850
  Assumed conversion of 5% Convertible Subordinated
   Debentures due 2001 ...........................................          3,057              --             --
  Assumed conversion of other dilutive convertible debt ..........             12              --             --
                                                                       ----------       ---------      ---------
 Dilutive potential common shares ................................         19,443          10,813          6,375
                                                                       ----------       ---------      ---------
 Denominator of diluted earnings per share -- adjusted
  weighted-average shares and assumed conversions ................        386,211         432,275        414,570
                                                                       ==========       =========      =========
Basic earnings per share .........................................     $     0.94       $    0.11      $    0.19
                                                                       ==========       =========      =========
Diluted earnings per share .......................................     $     0.89       $    0.11      $    0.18
                                                                       ==========       =========      =========

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

     With respect to the carrying value of goodwill and other intangible assets, the Company determines on a quarterly basis whether an impairment event has occurred by considering factors such as the market

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
1. SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

value of the asset, a significant adverse change in legal factors or in the business climate, adverse action by regulators, a history of operating losses or cash flow losses, or a projection of continuing losses associated with an operating entity. The carrying value of goodwill and other intangible assets will be evaluated if the facts and circumstances suggest that it has been impaired. If this evaluation indicates that the value of the asset will not be recoverable, as determined based on the undiscounted cash flows of the entity over the remaining amortization period, an impairment loss is calculated based on the excess of the carrying amount of the asset over the asset's fair value (see Note 13).


SELF-INSURANCE

     The Company is self-insured for professional liability and comprehensive general liability. Liabilities for asserted and unasserted claims are accrued based upon specific claims and incidents and the claims history of the Company. The reserves for estimated liabilities for asserted and unasserted claims, which are not material in relation to the Company's consolidated financial position at December 31, 1998 and 1999, are included with accrued interest payable and other liabilities in the accompanying consolidated balance sheets.


RECLASSIFICATIONS

     Certain amounts in 1997 and 1998 financial statements have been reclassified to conform with the 1999 presentation. Such reclassifications had no effect on previously reported consolidated financial position and consolidated net income.


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

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
2. MERGERS - (CONTINUED)

     The mergers of the Company with Health Images and NSC were accounted for as poolings of interests and, accordingly, the Company's consolidated financial statements have been restated to include the results of the acquired companies for all periods presented. There were no material transactions between the Company, Health Images and NSC prior to the mergers. The effects of conforming the accounting policies of the combined companies are not material.


3. CASH, CASH EQUIVALENTS AND OTHER MARKETABLE SECURITIES

     Cash, cash equivalents and other marketable securities consisted of the following:





                                                               DECEMBER 31,
                                                         -------------------------
                                                             1998          1999
                                                         -----------   -----------
                                                              (IN THOUSANDS)
         Cash ........................................    $131,709      $117,912
         Cash equivalents ............................       7,118        11,488
                                                          --------      --------
          Total cash and cash equivalents ............     138,827       129,400
         Certificates of deposit .....................       1,256         2,352
         Municipal put bonds .........................       1,430           130
         Collateralized mortgage obligations .........       1,000         1,000
                                                          --------      --------
          Total other marketable securities ..........       3,686         3,482
                                                          --------      --------
         Total cash, cash equivalents and other
          marketable securities (approximates
          market value) ..............................    $142,513      $132,882
                                                          ========      ========


     For purposes of the consolidated balance sheets and statements of cash flows, marketable securities purchased with an original maturity of ninety days or less are considered cash equivalents.


4. OTHER ASSETS

     Other assets consisted of the following:





                                                              DECEMBER 31,
                                                        -------------------------
                                                            1998          1999
                                                        -----------   -----------
                                                             (IN THOUSANDS)
         Notes receivable ...........................    $  54,871     $  48,717
         Prepaid long-term lease ....................        7,829         7,084
         Investments accounted for on equity method .       16,548        13,320
         Investments accounted for at cost ..........       52,004        44,093
         Real estate investments ....................        2,820         2,820
         Trusteed funds .............................        4,218         8,255
         Deferred loss on leases ....................       22,658        21,263
         Other ......................................        3,332         3,547
                                                         ---------     ---------
                                                         $ 164,280     $ 149,099
                                                         =========     =========


     The Company has various investments, with ownership percentages ranging from 24% to 49%, which are accounted for using the equity method of accounting. The Company's equity in earnings of these investments was not material to the Company's consolidated results of operations for the years ended 1997, 1998 and 1999. At December 31, 1999, the investment balance on the Company's books was not materially different than the underlying equity in net assets of the unconsolidated entities.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
4. OTHER ASSETS - (CONTINUED)

     Investments accounted for at cost consist of investments in companies involved in operations similar to those of the Company. For those investments with a quoted market price, the Company's investment balance is not materially different than the quoted market price. For all other investments in this category, it was not practicable to estimate the fair value because of the lack of a quoted market price and the inability to estimate the fair value without incurring excessive costs. The carrying amount at December 31, 1999 represents the original cost of the investments, which management believes is not impaired.


     During 1998, the Company sold four inpatient rehabilitation hospital facilities. Because the Company is leasing back all of the properties, the resulting loss on sale of approximately $19,500,000 has been recorded on the accompanying consolidated balance sheet in other assets as deferred loss on leases and will be amortized into expense over the initial lease term of 15 years in accordance with SFAS 98. Aggregate annual lease payments for these properties total $6,000,000. During 1995, the Company sold another inpatient rehabilitation hospital property under terms similar to those described above. Aggregate annual lease payments for this property total $1,700,000. The resulting loss of approximately $4,000,000 is being amortized to expense over the initial lease term of 15 years.


5. PROPERTY, PLANT AND EQUIPMENT


     Property, plant and equipment consisted of the following:





                                                               DECEMBER 31,
                                                       -----------------------------
                                                            1998            1999
                                                       -------------   -------------
                                                              (IN THOUSANDS)
         Land ......................................    $  123,076      $  126,074
         Buildings .................................     1,114,852       1,233,809
         Leasehold improvements ....................       348,205         380,852
         Furniture, fixtures and equipment .........     1,266,185       1,553,159
         Construction-in-progress ..................        29,212          28,931
                                                        ----------      ----------
                                                         2,881,530       3,322,825
         Less accumulated depreciation and
          amortization .............................       626,037         819,858
                                                        ----------      ----------
                                                        $2,255,493      $2,502,967
                                                        ==========      ==========


                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED )

6. INTANGIBLE ASSETS

     Intangible assets consisted of the following:





                                                               DECEMBER 31,
                                                      -------------------------------
                                                           1998             1999
                                                      --------------   --------------
                                                              (IN THOUSANDS)
         Organizational, partnership formation
          and start-up costs (see Note 1) .........    $   200,160      $   117,622
         Debt issue costs .........................         56,068           51,284
         Noncompete agreements ....................        130,776          122,545
         Cost in excess of net asset value of
          purchased facilities ....................      2,919,187        2,920,980
                                                       -----------      -----------
                                                         3,306,191        3,212,431
         Less accumulated amortization ............        346,281          383,924
                                                       -----------      -----------
                                                       $ 2,959,910      $ 2,828,507
                                                       ===========      ===========


7. LONG-TERM DEBT

     Long-term debt consisted of the following:





                                                              DECEMBER 31,
                                                      -----------------------------
                                                           1998            1999
                                                      -------------   -------------
                                                             (IN THOUSANDS)
         Notes and bonds payable:
          Advances under a $1,750,000,000
           credit agreement with banks ....................    $1,325,000      $1,625,000
          9.5% Senior Subordinated Notes due
           2001 ...........................................       250,000         250,000
          3.25% Convertible Subordinated
           Debentures due 2003 ............................       567,750         567,750
          6.875% Senior Notes due 2005 ....................       250,000         250,000
          7.0% Senior Notes due 2008 ......................       250,000         250,000
          Notes payable to banks and various
           other notes payable, at interest rates
           from 5.5% to 14.9% .............................       113,755         117,421
          Hospital revenue bonds payable ..................        13,712          15,130
         Noncompete agreements payable with
          payments due at intervals ranging
          through December 2004 ...........................        60,709          39,347
                                                                ----------      ----------
                                                                2,830,926       3,114,648
         Less amounts due within one year .................        49,994          37,818
                                                                ----------      ----------
                                                               $2,780,932      $3,076,830
                                                                ==========      ==========


     The fair value of the total long-term debt approximates book value at December 31, 1999, except for the 3.25% Convertible Subordinated Debentures due 2003, the 6.875% Senior Notes due 2005 and the 7.0% Senior Notes due 2008. The fair value of the 3.25% Convertible Subordinated Debentures due 2003 was approximately $443,000,000 at December 31, 1999. The fair value of the 6.875% Senior Notes due 2005 was approximately $216,600,000 at December 31, 1999. The fair value of the 7% Senior Notes due 2008 was approximately $207,250,000 at December 31, 1999. The fair values of the Company's long-term

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
7. LONG-TERM DEBT - (CONTINUED)

debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     The Company has a $1,750,000,000 revolving credit facility with Bank of America, N.A. ("Bank of America") and other participating banks (the "1998 Credit Agreement"). The 1998 Credit Agreement replaced a previous $1,250,000,000 revolving credit agreement, also with Bank of America. Interest on the 1998
Credit Agreement is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. The Company is required to pay a fee on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined credit ratings. The principal amount is payable in full on June 22, 2003. The Company has provided a negative pledge on all assets under the 1998 Credit Agreement. At December 31, 1999, the effective interest rate associated with the 1998 Credit Agreement was approximately 6.6%.

     The Company also has a Short Term Credit Agreement with Bank of America (as amended, the "Short Term Credit Agreement"), providing for a $250,000,000 short term revolving credit facility. The terms of the Short Term Credit Agreement are substantially consistent with those of the 1998 Credit Agreement. Interest on the Short Term Credit Agreement is paid based on LIBOR plus a predetermined margin or a base rate. The Company is required to pay a fee on the unused portion of the credit facility ranging from 0.30% to 0.50%, depending on certain defined credit ratings. The principal amount is payable in full on December 12, 2000, with an earlier repayment required in the event that the Company consummates any public offering or private placement of debt securities. At December 31, 1999, the Company had not drawn any amounts under the Short Term Credit Agreement.

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

     On March 20, 1998, the Company issued $500,000,000 in 3.25% Convertible Subordinated Debentures due 2003 (the "3.25% Convertible Debentures") in a private placement. An additional $67,750,000 principal amount of the 3.25% Convertible Debentures was issued on March 31, 1998 to cover underwriters' overallotments. Interest is payable on April 1 and October 1. The 3.25% Convertible Debentures are convertible into Common Stock of the Company at the option of the holder at a conversion price of $36.625 per share. The conversion price is subject to adjustment upon the occurrence of (a) a subdivision, combination or reclassification of outstanding shares of Common Stock, (b) the payment of a stock dividend or stock distribution on any share of the Company's capital stock, (c) the issuance of rights or warrants to all holders of Common Stock entitling them to purchase shares of Common Stock at less than the current market price, or (d) the payment of certain other distributions with respect to the Company's Common Stock. In addition, the Company may, from time to time, lower the conversion price for periods of not less than 20 days, in its discretion. The net proceeds from the issuance of the 3.25% Convertible Debentures were used by the Company to pay down indebtedness outstanding under its then-existing credit facilities.

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

     In October 1999, the Company entered into three six-month interest rate swap arrangements with notional amounts of $250,000,000 each. The swaps expire on various dates in April 2000. These

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
7. LONG-TERM DEBT - (CONTINUED)

arrangements have the effect of converting a portion of the Company's variable rate debt to a fixed rate. The arrangements did not have a material effect on the Company's operations.

     Principal maturities of long-term debt are as follows:





YEAR ENDING DECEMBER 31,          (IN THOUSANDS)
------------------------------   ---------------
  2000 .......................      $   37,818
  2001 .......................         295,549
  2002 .......................          19,138
  2003 .......................       2,205,240
  2004 .......................          10,407
  After 2004 .................         546,496
                                    ----------
                                    $3,114,648
                                    ==========


8. STOCK OPTIONS

     The Company has various stockholder-approved stock option plans which provide for the grant of options to directors, officers and other key employees to purchase Common Stock at 100% of the fair market value as of the date of grant. The Audit and Compensation Committee of the Board of Directors administers the stock option plans. Options may be granted as incentive stock options or as non-qualified stock options. Incentive stock options vest 25% annually, commencing upon completion of one year of employment subsequent to the date of grant. Certain of the non-qualified stock options are not subject to any vesting provisions, while others vest on the same schedule as the incentive stock options. The options expire ten years from the date of grant.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 is effective for fiscal years beginning after December 15, 1995 and allows for the option of continuing to account for stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, or selecting the fair value method of expense recognition as described in SFAS 123. The Company has elected to follow APB 25 in accounting for its employee stock options. The Company follows SFAS 123 in accounting for its non-employee stock options. The total compensation expense associated with non-employee stock options granted in 1997, 1998 and 1999 was not material.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1998 and 1999, respectively: risk-free interest rates of 6.12%, 6.10% and 6.21%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .37, .76 and .77; and a weighted-average expected life of the options of 6.2 years, 5.5 years and 5.0 years.

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

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
8. STOCK OPTIONS - (CONTINUED)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:





                                                  YEAR ENDED DECEMBER 31,
                                        --------------------------------------------
                                             1997            1998           1999
                                        --------------   ------------   ------------
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
       Pro forma net income .........      $  301,467       $ 31,009       $ 47,149
       Pro forma earnings per share:
        Basic .......................            0.82           0.07           0.12
        Diluted .....................            0.78           0.07           0.12


     The 1997 pro forma net income reflects the third year of vesting of the 1995 awards, the second year of vesting the 1996 awards and the first year of vesting of the 1997 awards. Not until 1998 is the full effect of recognizing compensation expense for stock options representative of the possible effects on pro forma net income for future years.

     A summary of the Company's stock option activity and related information for the years ended December 31 follows:





                                                         1997                        1998                      1999
                                               -------------------------   ------------------------   -----------------------
                                                               WEIGHTED                   WEIGHTED                   WEIGHTED
                                                                AVERAGE                    AVERAGE                   AVERAGE
                                                  OPTIONS      EXERCISE      OPTIONS      EXERCISE      OPTIONS      EXERCISE
                                                   (000)         PRICE        (000)         PRICE        (000)        PRICE
                                               ------------   ----------   -----------   ----------   -----------   ---------
Options outstanding January 1 ..............       34,736        $  7         34,771        $ 12         34,437        $ 12
 Granted ...................................       11,286          22          6,020          12          6,589          11
 Exercised .................................      (10,075)          7         (5,035)         12           (772)          5
 Canceled ..................................       (1,176)         19         (1,319)         21         (4,226)         20
                                                  -------        ----         ------        ----         ------        ----
Options outstanding at December 31 .........       34,771        $ 12         34,437        $ 12         36,028        $ 11
Options exercisable at December 31 .........       28,703        $ 11         29,156        $ 11         31,689        $ 11

Weighted average fair value of options
 granted during the year ...................    $   10.59                   $   7.50                   $   7.14

     The following table summarizes information about stock options outstanding at December 31, 1999:




                                        OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                              --------------------------------------- ---------------------------
                                                 WEIGHTED   WEIGHTED                    WEIGHTED
                                                 AVERAGE     AVERAGE                    AVERAGE
                                DECEMBER 31,    REMAINING   EXERCISE    DECEMBER 31,    EXERCISE
                                    1999           LIFE       PRICE         1999         PRICE
                              ---------------- ----------- ---------- --------------- -----------
                               (IN THOUSANDS)    (YEARS)               (IN THOUSANDS)
   Under $10.00 .............      21,591           4.99    $   6.49      19,746       $   6.26
   $10.00 - $23.63 ..........      14,198           7.32       16.78      11,733          17.71
   $23.63 and above .........         239           7.69       28.65         210          28.83


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

     The Company also planned to sell the physician and allied health professional placement service business it acquired in the Horizon/CMS acquisition (the "Physician Placement Services Subsidiary"). This sale was completed during the fourth quarter of 1998. Accordingly, a portion of the Horizon/CMS purchase price was allocated to the Physician Placement Services Subsidiary and this amount was classified as assets held for sale in the accompanying December 31, 1997 consolidated balance sheet. The allocated amount of $60,400,000 represented the net assets of the Physician Placement Services Subsidiary, plus anticipated cash flows from (a) operations of the Physician Placement Services Subsidiary during the holding period and (b) proceeds from the sale of the Physician Placement Services Subsidiary. The actual net proceeds realized by the Company upon the sale of the Physician Placement Services Subsidiary was approximately $34,100,000. The difference between the original amount allocated and the net proceeds realized by the Company has been accounted for in 1998 as an adjustment to the Horizon/CMS purchase price allocation. The results of operations of the Physician Placement Services Subsidiary from the Horizon/CMS acquisition date to December 31, 1998, including a net loss of $10,065,000, have been excluded from the Company's results of operations in the accompanying financial statement in accordance with EITF 87-11.

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


     At various dates and in separate transactions throughout 1997, the Company acquired 135 outpatient rehabilitation facilities, ten outpatient surgery centers and eight diagnostic imaging facilities located throughout the United States. The Company also acquired an inpatient rehabilitation hospital located in Australia. The total purchase price of the acquired operations was approximately $179,749,000. The form of consideration constituting the total purchase price was $173,519,000 in cash, $2,674,000 in notes payable and the issuance of approximately 167,000 shares of the Company's common stock, valued at $3,521,000.


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


     All of the 1997 acquisitions described above were accounted for as purchases and, accordingly, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements from their respective dates of acquisition. With the exception of the operations acquired in the Horizon/CMS acquisition (for which pro forma data have been disclosed above), the results of operations of the acquired businesses were not material individually or in the aggregate to the Company's consolidated results of operations and financial position.


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


     At various dates and in separate transactions throughout 1998, the Company acquired 112 outpatient rehabilitation facilities, four outpatient surgery centers, one inpatient rehabilitation hospital and 27 diagnostic imaging centers. The acquired operations are located throughout the United States. The total purchase price of the acquired operations was approximately $216,305,000. The form of consideration constituting the total purchase price was approximately $179,038,000 in cash and $17,870,000 in notes payable and the issuance of approximately 699,000 shares of the Company's common stock, valued at $19,397,000.

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


1999 ACQUISITIONS

     Effective June 29, 1999, the Company acquired from Mariner Post-Acute Network, Inc. ("Mariner") substantially all of the assets of Mariner's American Rehability Services division in a transaction accounted for as a purchase. At the time of the acquisition, Mariner operated approximately 160 outpatient rehabilitation centers in 18 states. The purchase price was approximately $54,521,000 in cash.

     At various dates and in separate transactions throughout 1999, the Company acquired ten outpatient rehabilitation facilities, eight outpatient surgery centers, two inpatient rehabilitation hospitals and four diagnostic imaging centers. The acquired operations are located throughout the United States. The total purchase price of the acquired operations was approximately $49,844,000. The form of consideration constituting the total purchase price was approximately $49,684,000 in cash and $160,000 in notes payable.

     In connection with these transactions, the Company entered into noncompete agreements with former owners totaling $2,996,000. In general, these noncompete agreements are payable in monthly or quarterly installments over periods ranging from five to ten years.

     The fair value of the total net assets relating to the 1999 acquisitions described above was approximately $23,245,000. The total cost of the 1999 acquisitions exceeded the fair value of the net assets acquired by approximately $81,120,000. Based on the evaluation of each acquisition utilizing the criteria described above, the Company determined that the cost in excess of net asset value of purchased facilities relating to the 1999 acquisitions should be amortized over periods ranging from 20 to 40 years on a straight-line basis. No other identifiable intangible assets were recorded in the acquisitions described above. At December 31, 1999, the purchase price allocation associated with the 1999 acquisitions is preliminary in nature. During 2000 the Company will make adjustments, if necessary, to the purchase price allocation based on revisions to the fair value of the assets acquired.

     All of the 1999 acquisitions described above were accounted for as purchases and, accordingly, the results of operations of the acquired businesses (not material individually or in the aggregate) are included in the accompanying consolidated financial statements from their respective dates of acquisition.


10. INCOME TAXES

     HEALTHSOUTH and its subsidiaries file a consolidated federal income tax return. The partnerships and LLCs file separate income tax returns. HEALTHSOUTH's allocable portion of each partnership's income or loss is included in the taxable income of the Company. The remaining income or loss of each partnership and LLC is allocated to the other partners.

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





                                               CURRENT       NONCURRENT        TOTAL
                                           --------------   ------------   ------------
                                                          (IN THOUSANDS)
Deferred tax assets:
 Net operating loss ....................     $       --      $   3,504      $    3,504
 Accruals ..............................         19,482             --          19,482
 Other .................................             --          6,470         136,470
                                              ---------       ----------      ----------
Total deferred tax assets ..............         19,482        139,974         159,456

Deferred tax liabilities:
 Depreciation and amortization .........             --        (90,753)        (90,753)
 Bad debts .............................        (53,642)            --         (53,642)
 Capitalized costs .....................             --        (78,077)        (78,077)
 Other .................................         (3,452)            --          (3,452)
                                              ---------       ----------      ----------
Total deferred tax liabilities .........        (57,094)      (168,830)       (225,924)
                                              ---------       ----------      ----------
Net deferred tax liabilities ...........     $  (37,612)    $  (28,856)     $  (66,468)
                                              =========       ==========      ==========

     Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 are as follows:





                                               CURRENT       NONCURRENT        TOTAL
                                           --------------   ------------   ------------
                                                          (IN THOUSANDS)
Deferred tax assets:
 Net operating loss ....................     $       --      $   2,811      $    2,811
 Impairment and restructuring charges ..             --        126,008         126,008
                                             ----------      ---------      ----------
Total deferred tax assets ..............             --        128,819         128,819

Deferred tax liabilities:
 Depreciation and amortization .........             --        (46,017)        (46,017)
 Bad debts .............................        (91,830)            --         (91,830)
 Capitalized costs .....................             --        (35,252)        (35,252)
 Accruals ..............................         (7,584)            --          (7,584)
 Other .................................         (8,754)            --          (8,754)
                                             ----------      ---------      ----------
Total deferred tax liabilities .........       (108,168)       (81,269)       (189,437)
                                             ----------      ---------      ----------
Net deferred tax liabilities ...........     $ (108,168)     $  47,550      $  (60,618)
                                             ==========      =========      ==========

     At December 31, 1999, the Company has net operating loss carryforwards of approximately $7,322,000 for income tax purposes expiring through the year 2015. Those carryforwards resulted from the Company's acquisitions of Rebound, Inc., Horizon/CMS Healthcare Corporation, ASC Network Corporation, The Company Doctor and National Imaging Affiliates.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
10. INCOME TAXES - (CONTINUED)

     The provision for income taxes was as follows:





                              YEAR ENDED DECEMBER 31,
                     -----------------------------------------
                         1997           1998           1999
                     -----------   -------------   -----------
                                  (IN THOUSANDS)
Currently payable:
 Federal .........    $171,029       $ 162,433      $ 61,156
 State ...........      27,402          24,324        11,623
                      --------       ---------      --------
                       198,431         186,757        72,779
Deferred expense:
 Federal .........      13,186         (37,756)       (4,916)
 State ...........       2,051          (5,654)         (934)
                      --------       ---------      --------
                        15,237         (43,410)       (5,850)
                      --------       ---------      --------
                      $213,668       $ 143,347      $ 66,929
                      ========       =========      ========


     The difference between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes was as follows:





                                                       YEAR ENDED DECEMBER 31,
                                             --------------------------------------------
                                                  1997            1998           1999
                                             -------------   -------------   ------------
                                                            (IN THOUSANDS)
Federal taxes at statutory rates .........     $ 220,219       $  93,581      $  80,470
Add (deduct):
 State income taxes, net of federal tax
   benefit ...............................        19,144          12,136          6,948
 Minority interests ......................       (25,364)        (27,114)       (30,264)
 Nondeductible goodwill ..................            --           7,630          9,304
 Disposal/impairment charges .............         1,576          57,873          6,128
 Other ...................................        (1,907)           (759)        (5,657)
                                               ---------       ---------      ---------
                                               $ 213,668       $ 143,347      $  66,929
                                               =========       =========      =========


11. COMMITMENTS AND CONTINGENCIES

     The Company is a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

     Beginning December 1, 1993, the Company became self-insured for professional liability and comprehensive general liability. The Company purchased coverage for all claims incurred prior to December 1, 1993. In addition, the Company purchased underlying insurance which would cover all claims once established limits have been exceeded. It is the opinion of management that at December 31, 1999 the Company has adequate reserves to cover losses on asserted and unasserted claims.

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

     Horizon/CMS is currently a party, or is subject, to certain litigation matters and disputes. The Company itself is, in general, not a party to such litigation. These matters include actions on

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
11. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

investigations initiated by the Securities and Exchange Commission, New York Stock Exchange, various federal and state regulatory agencies, stockholders of Horizon/CMS and other parties. Both Horizon/CMS and the Company are working to resolve these matters and cooperating fully with the various regulatory agencies involved. As of December 31, 1999, it was not possible for the Company to predict the ultimate outcome or effect of these matters. In management's opinion, the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position.

     The Company was served with certain lawsuits filed beginning September 30, 1998, which purport to be class actions under the federal and Alabama securities laws. Such lawsuits were filed following a decline in the Company's stock price at the end of the third quarter of 1998. Seven such suits were filed in the United States District Court for the Northern District of Alabama. In January 1999, those suits were ordered consolidated. In April 1999, the plaintiffs filed a consolidated amended complaint against the Company and certain of its officers and directors alleging that, during the period April 24, 1997 through September 30, 1998, the defendants misrepresented or failed to disclose certain material facts concerning the Company's business and financial condition in order to artificially inflate the price of the Company's Common Stock and issued or sold shares of such stock during the purported class period, all allegedly in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Certain of the named plaintiffs in the consolidated amended complaint also purport to represent separate subclasses consisting of former stockholders of corporations acquired by the Company in 1997 and 1998 who received shares of the Company's Common Stock in connection with such acquisitions and who assert additional claims under Section 11 of the Securities Act of 1933.

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

     The Company filed its motion to discuss the consolidated amended complaint in the federal action in late June 1999. The Company cannot predict when the court will hear arguments or rule on this motion. The Company believes that all claims asserted in the above suits are without merit, and expects to vigorously defend against such claims. Because such suits remain at an early stage, the Company cannot predict the outcome of any such suits or the magnitude of any potential loss if the Company's defense is unsuccessful.

     At December 31, 1999, committed capital expenditures for the next twelve months are $33,822,000.

     Operating leases generally consist of short-term lease agreements for buildings where facilities are located. These leases generally have 5-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Total rental expense for all operating leases was $167,749,000, $238,937,000 and $233,895,000 for the years ended December 31, 1997, 1998 and
1999, respectively.

     The Company has entered into a tax retention operating lease for certain of its facilities. The Company is required to renegotiate the lease or purchase or obtain a purchaser for the facilities at its termination in December 2000. The minimum sales price guarantee is approximately $120,000,000.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
11. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

     The following is a schedule of future minimum lease payments under all operating leases having initial or remaining non-cancelable lease terms in excess of one year:





YEAR ENDING DECEMBER 31,                               (IN THOUSANDS)
---------------------------------------------------   ---------------
         2000 .....................................     $   203,432
         2001 .....................................         169,129
         2002 .....................................         133,593
         2003 .....................................         103,166
         2004 .....................................          77,301
         After 2004 ...............................         381,789
                                                        -----------
         Total minimum payments required ..........     $ 1,068,410
                                                        ===========


12. EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) savings plan which matches 15% of the first 4% of earnings that an employee contributes. All contributions are in the form of cash. All employees who have completed one year of service with a minimum of 1,000 hours worked are eligible to participate in the plan. Company contributions are gradually vested over a seven-year service period. Contributions to the plan by the Company were approximately $2,628,000, $4,121,000 and $4,608,000 in 1997, 1998 and 1999, respectively.

     In 1991, the Company established an Employee Stock Ownership Plan ("ESOP") for the purpose of providing substantially all employees of the Company the opportunity to save for their retirement and acquire a proprietary interest in the Company. The ESOP currently owns approximately 3,320,000 shares of the Company's common stock, which were purchased with funds borrowed from the Company, $10,000,000 in 1991 (the "1991 ESOP Loan") and $10,000,000 in 1992 (the
"1992 ESOP Loan"). At December 31, 1999, the combined ESOP Loans had a balance of $7,898,000. The 1991 ESOP Loan, which bears an interest rate of 10%, is payable in annual installments covering interest and principal over a ten-year period beginning in 1992. The 1992 ESOP Loan, which bears an interest rate of 8.5%, is payable in annual installments covering interest and principal over a ten-year period beginning in 1993. Company contributions to the ESOP began in 1992 and shall at least equal the amount required to make all ESOP loan amortization payments for each plan year. The Company recognizes compensation expense based on the shares allocated method. Compensation expense related to the ESOP recognized by the Company was $3,249,000, $3,195,000 and $3,197,000 in 1997, 1998 and 1999, respectively. Interest incurred on the ESOP Loans was approximately $1,121,000, $927,000 and $715,000 in 1997, 1998 and 1999,
respectively. Approximately 2,149,000 shares owned by the ESOP have been allocated to participants at December 31, 1999.

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


13. IMPAIRMENT AND RESTRUCTURING CHARGES

     During the third quarter of 1998, the Company recorded impairment and restructuring charges of approximately $72,000,000 related to the Company's decision to dispose of or otherwise discontinue substantially all of its home health operations. The decision was prompted in large part by the negative

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
13. IMPAIRMENT AND RESTRUCTURING CHARGES - (CONTINUED)

impact of the 1997 Balanced Budget Act, which placed reimbursement limits on home health businesses. The limits were announced in March 1998, and the Company began to see the adverse affect on home health margins. Based on this unfavorable trend, management prepared a plan to exit the home health operations described above. The plan was approved by the Board of Directors on September 16, 1998. Revenues and losses before income taxes and minority interests for the home health operations were $71,163,000 and $(4,261,000), respectively. The home health operations have been included in the inpatient and other clinical services segment. The home health operations covered by the plan included approximately 35 locations, all of which were closed by December 31, 1998.

     The $72,000,000 third quarter charge consists of the following components:


 (i) A $62,748,000 impairment charge was recorded to reduce the carrying amount of selected long-lived assets to estimated fair value. All of the assets written down, including fixed assets of $8,363,000 and intangible assets of $54,385,000, were associated with the discontinued home health operations and are detailed further in the table below.

(ii) A $4,908,000 charge was recorded to write down other assets, primarily inventories and prepaid expenses, which were negatively impacted by the Company's decision to discontinue the home health operations.

(iii) The remaining components of the charge included $2,618,000 in lease abandonment costs and $1,435,000 in other incremental costs, representing primarily legal and asset disposal costs.

     The Company has developed a strategic plan to provide integrated services in major markets throughout the United States. In the fourth quarter of 1998, the Company recorded a restructuring charge of approximately $404,000,000 as a result of its decision to close certain facilities that did not fit with the Company's strategic vision, underperforming facilities and facilities not located in target markets. The Company's Board of Directors approved the restructuring plan on December 10, 1998. A total of 167 facilities were included in the plan, including 110 outpatient rehabilitation facilities, 7 inpatient rehabilitation hospitals, 29 outpatient surgery centers, and 21 diagnostic centers. Some of these facilities had multiple business units associated with the operation. The identified facilities contributed $140,087,000 to the Company's revenue and $(9,907,000) to the Company's income before income taxes and minority interests during 1998. At March 24, 2000, approximately 95% of the locations identified in the fourth quarter restructuring plan had been closed.

     The   $404,000,000   fourth  quarter  charge   consists  of  the  following
components:

 (i) A $304,624,000 impairment charge was recorded to reduce the carrying amount of selected long-lived assets to estimated fair value. All of the assets written down, including fixed assets of $137,880,000 and intangible assets of $166,744,000, were associated with the facilities identified in the fourth quarter restructuring plan. These assets are detailed further in the table below.

(ii) A $19,857,000 charge was recorded to write down other assets, primarily inventories and prepaid expenses, which were negatively impacted by the Company's decision to close the affected facilities.

(iii) Approximately $6,027,000 of the charge related to involuntary severance packages paid or payable to approximately 7,900 employees. These employees worked primarily in the Company's discontinued home health operations described above. The terminations were communicated to the affected employees during the fourth quarter. Approximately 7,880 of the affected employees had left the Company as of December 31, 1998. The remaining employees left the Company during the first half of 1999.

(iv) Approximately $49,476,000 of the charge related to lease abandonment costs primarily for office and clinical space that was or was to be vacated as a result of the restructuring plan.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
13. IMPAIRMENT AND RESTRUCTURING CHARGES - (CONTINUED)

(v) The Company recognized $24,089,000 in estimated other incremental costs, generally representing costs that are a direct result of the restructuring plan and have no future economic benefit. These costs include primarily (a) $7,818,000 in legal costs associated with closing the facilities, (b) $7,275,000 in disposal costs, including costs associated with de-installation of signage and equipment, moving costs, refurbishing costs and exit cleaning costs, (c) $2,777,000 in ongoing security costs at abandoned or closed facilities, (d) $4,591,000 storage rental costs and (e) $1,628,000 in utility costs incurred at abandoned or closed facilities.

     The restructuring activities (shown below in tabular form) primarily relate to asset write-downs, lease abandonments and the elimination of job responsibilities resulting in costs incurred to sever employees. Details of the impairment and restructuring charges, separated by the amounts recorded in the third and fourth quarter of 1998, respectively, are as follows:





                                                                ACTIVITY
                                                          ------------------------
                                           RESTRUCTURING     CASH       NON-CASH
               DESCRIPTION                     CHARGE      PAYMENTS   IMPAIRMENTS
----------------------------------------- --------------- ---------- -------------
                                                       (IN THOUSANDS)
Third Quarter 1998 Charge
 Property, plant and equipment:
  Leasehold improvements ................    $     820     $     --    $     820
  Furniture, fixtures and equipment .....        7,543           --        7,543
                                             ---------     --------    ---------
                                                 8,363           --        8,363
 Intangible assets:
  Goodwill ..............................       53,485           --       53,485
  Noncompete agreements .................          678           --          678
  Other intangible assets ...............          222           --          222
                                             ---------     --------    ---------
                                                54,385           --       54,385
 Lease abandonment costs ................        2,618        2,618           --
 Other assets ...........................        4,908           --        4,908
 Other incremental costs ................        1,435        1,020           --
                                             ---------     --------    ---------
Total Third Quarter 1998 Charge .........    $  71,709     $  3,638    $  67,656
                                             =========     ========    =========
Fourth Quarter 1998 Charge
 Property, plant and equipment:
  Land and buildings ....................    $  38,741     $     --    $  38,741
  Leasehold improvements ................       27,187           --       27,187
  Furniture, fixtures and equipment .....       71,952           --       71,952
                                             ---------     --------    ---------
                                               137,880           --      137,880
 Intangible assets:
  Goodwill ..............................      154,840           --      154,840
  Noncompete agreements .................       10,632           --       10,632
  Other intangible assets ...............        1,272           --        1,272
                                             ---------     --------    ---------
                                               166,744           --      166,744
 Lease abandonment costs ................       49,476           --           --
 Other assets ...........................       19,857           --       19,857
 Severance packages .....................        6,027        4,753           --
 Other incremental costs ................       24,089        8,100           --
                                             ---------     --------    ---------
Total Fourth Quarter 1998 Charge ........    $ 404,073     $ 12,853    $ 324,481
                                             =========     ========    =========

                                                              ACTIVITY
                                                       ------------------------
                                           BALANCE AT     CASH       NON-CASH    BALANCE AT
               DESCRIPTION                  12/31/98    PAYMENTS   IMPAIRMENTS    12/31/99
----------------------------------------- ------------ ---------- ------------- -----------
                                                           (IN THOUSANDS)
Third Quarter 1998 Charge
 Property, plant and equipment:
  Leasehold improvements ................   $     --    $     --       $--       $     --
  Furniture, fixtures and equipment .....         --          --        --             --
                                            --------    --------       ---       --------
                                                  --          --        --             --
 Intangible assets:
  Goodwill ..............................         --          --        --             --
  Noncompete agreements .................         --          --        --             --
  Other intangible assets ...............         --          --        --             --
                                            --------    --------       ---       --------
                                                  --          --        --             --
 Lease abandonment costs ................         --          --        --             --
 Other assets ...........................         --          --        --             --
 Other incremental costs ................        415         415        --             --
                                            --------    --------       ---       --------
Total Third Quarter 1998 Charge .........   $    415    $    415       $--       $     --
                                            ========    ========       ===       ========
Fourth Quarter 1998 Charge
 Property, plant and equipment:
  Land and buildings ....................   $     --    $     --       $--       $     --
  Leasehold improvements ................         --          --        --             --
  Furniture, fixtures and equipment .....         --          --        --             --
                                            --------    --------       ---       --------
                                                  --          --        --             --
 Intangible assets:
  Goodwill ..............................         --          --        --             --
  Noncompete agreements .................         --          --        --             --
  Other intangible assets ...............         --          --        --             --
                                            --------    --------       ---       --------
                                                  --          --        --             --
 Lease abandonment costs ................     49,476      17,110        --         32,366
 Other assets ...........................         --          --        --             --
 Severance packages .....................      1,274       1,274        --             --
 Other incremental costs ................     15,989       8,978        --          7,011
                                            --------    --------       ---       --------
Total Fourth Quarter 1998 Charge ........   $ 66,739    $ 27,362       $--       $ 39,377
                                            ========    ========       ===       ========

     The remaining balances at December 31, 1998 and 1999, are included in accrued interest payable and other liabilities in the accompanying consolidated balance sheet.

     In addition to the third and fourth quarter charges described above, the Company recorded an impairment charge of approximately $8,000,000 in the fourth quarter of 1998 related to a rehabilitation hospital it had closed. The write-down was based on a recently obtained independent appraisal, which

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
13. IMPAIRMENT AND RESTRUCTURING CHARGES - (CONTINUED)

reflected a decline in valuation since the original closure. The hospital was closed in 1995 as a result of duplicative services in a single market. At that time, the hospital was written down to its then-estimated fair value and classified as assets held for sale.

     The Company abandoned certain equipment and sold certain properties and equipment during 1999, associated with the 1998 closed facilities. The fair value of assets remaining to be sold is approximately $27,273,000 compared to $32,966,000 as of December 31, 1998. The Company expects to have all properties sold by the end of 2000. The effect of suspending depreciation is immaterial. For assets that will not be abandoned, the fair values were based on independent appraisals or estimates of recoverability for similar closings.

     Goodwill and other related intangible assets included in the third and fourth quarter 1998 charges were allocated to the impaired assets based on the relative fair values of those assets at their respective acquisition dates.

     Lease abandonment costs were based on the lease terms remaining, which range from one to fifteen years, net of any anticipated sublease income, where applicable.

     During the fourth quarter of 1999, in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company recorded an asset impairment charge of $121,037,000. Management evaluated the financial performance of each of its facilities to determine if there are trends which would indicate that a facility's ability to recover its investment in its long-lived assets had been impaired. Based on this evaluation, the Company determined that property, plant and equipment with a carrying value of $38,050,000 and intangibles with a carrying value of $95,091,000 were impaired and wrote them down by $25,807,000 and $95,091,000, respectively, to their fair market value. The Company plans to sell certain property, plant, and equipment with a carrying amount of $2,339,000 in 2000 and has estimated the sales value, net of related costs to sell, at $2,200,000.

     Accordingly, the Company recorded an impairment loss of $139,000 on these assets, which is included in the 1999 impairment and restructuring charge. See
Note 14 for the impact of impairment losses on operating segments.


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

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
14. OPERATING SEGMENTS - (CONTINUED)

     Operating results and other financial data are presented for the principal operating segments as follows:



                                                                  YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------
                                                            1997            1998            1999
                                                       -------------   -------------   -------------
                                                                      (IN THOUSANDS)
Revenues:
 Inpatient and other clinical services .............    $1,661,254      $1,992,359      $1,878,333
 Outpatient services ...............................     1,430,599       1,960,055       2,134,590
                                                        ----------      ----------      ----------
                                                         3,091,853       3,952,414       4,012,923
 Unallocated corporate office ......................        31,323          53,660          59,184
                                                        ----------      ----------      ----------
Consolidated revenues ..............................    $3,123,176      $4,006,074      $4,072,107
                                                        ==========      ==========      ==========
Income before income taxes and minority interests:
 Inpatient and other clinical services .............    $  363,984      $  204,447      $  225,471
 Outpatient services ...............................       413,561         295,846         345,940
                                                        ----------      ----------      ----------
                                                           777,545         500,293         571,411
 Unallocated corporate office ......................      (148,349)       (232,920)       (341,496)
                                                        ----------      ----------      ----------
Consolidated income before income taxes and minority
 interests .........................................    $  629,196      $  267,373      $  229,915
                                                        ==========      ==========      ==========
Depreciation and amortization:
 Inpatient and other clinical services .............    $   79,605      $   97,149      $  107,957
 Outpatient services ...............................       119,470         157,511         176,702
                                                        ----------      ----------      ----------
                                                           199,075         254,660         284,659
 Unallocated corporate office ......................        58,061          89,931          89,589
                                                        ----------      ----------      ----------
Consolidated depreciation and amortization .........    $  257,136      $  344,591      $  374,248
                                                        ==========      ==========      ==========
Interest expense:
 Inpatient and other clinical services .............    $   68,390      $   68,602      $   52,211
 Outpatient services ...............................         3,734           2,174             781
                                                        ----------      ----------      ----------
                                                            72,124          70,776          52,992
 Unallocated corporate office ......................        40,405          77,387         123,660
                                                        ----------      ----------      ----------
Consolidated interest expense ......................    $  112,529      $  148,163      $  176,652
                                                        ==========      ==========      ==========
Interest income:
 Inpatient and other clinical services .............    $    1,149      $    4,403      $    3,397
 Outpatient services ...............................         3,883           4,141           5,148
                                                        ----------      ----------      ----------
                                                             5,032           8,544           8,545
 Unallocated corporate office ......................           972           2,742           2,042
                                                        ----------      ----------      ----------
Consolidated interest income .......................    $    6,004      $   11,286      $   10,587
                                                        ==========      ==========      ==========
EBITDA:
 Inpatient and other clinical services .............    $  510,827      $  331,999      $  382,242
 Outpatient services ...............................       532,885         485,186         518,275
                                                        ----------      ----------      ----------
                                                         1,043,712         817,185         900,517
 Unallocated corporate office ......................       (50,855)        (68,344)       (130,289)
                                                        ----------      ----------      ----------
Consolidated EBITDA ................................    $  992,857      $  748,841      $  770,228
                                                        ==========      ==========      ==========

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
14. OPERATING SEGMENTS - (CONTINUED)


                                                                   YEAR ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                1997         1998         1999
                                                             ---------   -----------   ----------
                                                                        (IN THOUSANDS)
Merger and acquisition related expenses, loss on sale of
 assets and impairment and restructuring charge:
 Inpatient and other clinical services ...................    $    --     $224,710      $   37,072
 Outpatient services .....................................     15,875      303,979          83,965
                                                              -------     --------        --------
                                                               15,875      528,689         121,037
 Unallocated corporate office ............................         --       11,628              --
                                                              -------     --------        --------
Consolidated merger and acquisition related expenses, loss
 on sale of assets and impairment and restructuring charge    $15,875     $540,317      $  121,037
                                                              =======     ========        ========


Assets:
 Inpatient and other clinical services .........                        $2,758,851      $2,525,736
 Outpatient services ...........................                         3,464,540       3,263,397
                                                                        ----------      ----------
                                                                         6,223,391       5,789,133
 Unallocated corporate office ..................                           539,506       1,043,201
                                                                        ----------      ----------
Total assets ...................................                        $6,762,897      $6,832,334
                                                                        ==========      ==========

15. RELATED PARTY

     In December 1999, the Company acquired 6,390,583 shares of Series A Convertible Preferred Stock of medcenterdirect.com, inc., a development-stage healthcare e-procurement company, in a private placement for a purchase price of $0.3458 per share. Various persons affiliated or associated with the Company, including various of the Company's Directors and executive officers, also purchased shares in the private placement. Under a Stockholders Agreement, the Company and the other holders of the Series A Convertible Preferred Stock, substantially all of whom may be deemed to be Company affiliates or associates, have the right to elect 50% of the directors of medcenterdirect.com. During 2000, the Company expects to enter into a definitive 10-year exclusive agreement under which medcenterdirect.com will be the Company's exclusive e-procurement vendor of medical products and supplies. The Company expects that the terms of such agreement will be no less favorable than those the Company could obtain from an unrelated vendor.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     HEALTHSOUTH has not changed independent accountants within the 24 months prior to December 31, 1999.



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.


DIRECTORS

     The following table provides information with respect to HEALTHSOUTH's Directors.





                                                                                                           A
                                                      PRINCIPAL OCCUPATION AND ALL POSITIONS            DIRECTOR
               NAME                   AGE                        WITH HEALTHSOUTH                        SINCE
----------------------------------   -----   -------------------------------------------------------   ---------
Richard M. Scrushy ...............    47     Chairman of the Board and Chief Executive Officer           1984
                                             and Director
James P. Bennett .................    42     President and Chief Operating Officer and Director          1993
Phillip C. Watkins, M.D. .........    58     Physician, Birmingham, Alabama,and Director                 1984
George H. Strong .................    73     Private Investor, Locust, New Jersey, and Director          1984
C. Sage Givens ...................    43     General Partner, Acacia Venture Partners and                1985
                                             Director
Charles W. Newhall III ...........    55     Partner, New Enterprise Associates Limited                  1985
                                             Partnerships, and Director
P. Daryl Brown ...................    45     President -- HEALTHSOUTH Ambulatory Services                1995
                                             -- East and Director
John S. Chamberlin ...............    71     Private Investor, Princeton, New Jersey, and Director       1993
Joel C. Gordon ...................    70     Chairman, Crofton Capital Corp. Consultant to the           1996
                                             Company and Director
Larry D. Striplin, Jr. ...........    70     Chairman and Chief Executive Officer,                       1999
                                             Nelson-Brantley Glass Contractors, Inc., and Director
Jan L. Jones .....................    51     Executive Director, Nevada Resort Partners, and             1999
                                             Director

     Richard M. Scrushy, one of HEALTHSOUTH's management founders, has served as Chairman of the Board and Chief Executive Officer of HEALTHSOUTH since 1984, and also served as President of HEALTHSOUTH from 1984 until March 1995. From 1979 to 1984, Mr. Scrushy was with Lifemark Corporation, a publicly-owned healthcare corporation, serving in various operational and management positions. Mr. Scrushy is also a director of CaremarkRx, Inc., a publicly-traded pharmacy benefits management company, for which he also served as Acting Chief Executive Officer from January 16 through March 18, 1998 and as Chairman of the Board from January 16 through December 1, 1998.

     Phillip C. Watkins, M.D., FACC, is and has been for more than five years in the private practice of medicine in Birmingham, Alabama. A graduate of The Medical College of Alabama, Dr. Watkins is a Diplomate of the American Board of Internal Medicine. He is also a Fellow of the American College of Cardiology and the Subspecialty Board of Cardiovascular Disease.

     George H. Strong retired as senior vice president and chief financial officer of Universal Health Services, Inc. in December 1984, a position he held for more than six years. Mr. Strong is a private investor and continued to act as a director of Universal Health Services, Inc., a publicly-traded hospital management corporation, until 1993. Mr. Strong is also a director of Balanced Care Corporation, a publicly-traded healthcare corporation, and AmeriSource, Inc., a large drug wholesaler.

     C. Sage Givens is a founder and managing general partner of Acacia Venture Partners, a private venture capital fund. From 1983 to June 30, 1995, Ms. Givens was a general partner of First Century Partners, also a private venture capital fund. Ms. Givens managed the fund's healthcare investments. Ms. Givens also serves on the boards of directors of PhyCor, Inc. a publicly-traded healthcare corporation, and several privately-held healthcare companies.

     Charles W. Newhall III is a general partner and founder of New Enterprise Associates Limited Partnerships, Baltimore, Maryland, where he has been engaged in the venture capital business since 1978. Mr. Newhall is also a director of CaremarkRx, Inc.

     James P. Bennett joined HEALTHSOUTH in May 1991 as Director of Inpatient Operations, subsequently served in various senior operations positions, including President -- HEALTHSOUTH Inpatient Operations, and was named President and Chief Operating Officer of HEALTHSOUTH in March 1995. Mr. Bennett was elected a Director in February 1993. From August 1987 to May 1991, Mr. Bennett was employed by Russ Pharmaceuticals, Inc., Birmingham, Alabama, as Vice President -- Operations, Chief Financial Officer, Secretary and director. Mr. Bennett served as a certified public accountant on the audit staff of the Birmingham, Alabama office of Ernst & Whinney (now Ernst & Young LLP) from October 1980 to August 1987.

     P. Daryl Brown joined HEALTHSOUTH in April 1986 and served until June 1992 as Group Vice President -- Outpatient Operations. He became President -- HEALTHSOUTH Outpatient Centers in June 1992, and was elected as a Director in March 1995. In September 1999, he was named President -- Ambulatory Services -- East. From 1977 to 1986, Mr. Brown served with the American Red Cross, Alabama Region, in several positions, including Chief Operating Officer, Administrative Director for Financing and Administration and Controller.

     John S. Chamberlin retired in 1988 as president and chief operating officer of Avon Products, Inc., a position he had held since 1985. From 1976 until 1985, he served as chairman and chief executive officer of Lenox, Incorporated, after 22 years in various assignments for General Electric. From 1990 to 1991, he served as chairman and chief executive officer of New Jersey Publishing Co. Mr. Chamberlin is chairman of the board of Sports Holding Company and WNS, Inc., and is a director of Imagyn Medical Technologies, Inc. He is a member of the Board of Trustees of the Medical Center at Princeton and is a trustee of the Woodrow Wilson National Fellowship Foundation.

     Joel C. Gordon served as Chairman of the Board of Directors of Surgical Care Affiliates, Inc. from its founding in 1982 until January 17, 1996, when SCA was acquired by HEALTHSOUTH. Mr. Gordon also served as Chief Executive Officer of SCA from 1987 until January 17, 1996. Mr. Gordon is Chairman of Crofton Capital Corp., a private venture capital firm, and serves on the boards of directors of Genesco, Inc., an apparel manufacturer, and SunTrust Bank of Nashville, N.A.

     Larry D. Striplin, Jr. has been the Chairman and Chief Executive Officer of Nelson-Brantley Glass Contractors, Inc. and Chairman and Chief Executive Officer of Clearview Properties, Inc. since December 1995. Until December 1995, Mr. Striplin had been Chairman of the Board and Chief Executive Officer of
Circle "S" Industries, Inc., a privately owned bonding wire manufacturer. Mr. Striplin is a member of the boards of directors of Kulicke & Suffa Industries, Inc., a publicly traded manufacturer of electronic equipment, The Banc Corporation and Vesta Insurance Group, Inc.

     Jan L. Jones became Executive Director of Nevada Resort Partners, which provides public relations and communication services for the Nevada gaming industry, in 1999, following two terms as Mayor of the City of Las Vegas, Nevada from 1991 through 1999. Previously, Ms. Jones was president of Fletcher Jones Management Group, which oversaw marketing and administrative functions for 11 car dealerships in the western United States. Ms. Jones is also a director of Community Bank of Nevada and served from 1995 until 1997 as a director of Bank of America.

EXECUTIVE OFFICERS

     The following table provides information with respect to HEALTHSOUTH's executive officers.



                                                                                                    AN
                                                            ALL POSITIONS                         OFFICER
            NAME                AGE                        WITH HEALTHSOUTH                        SINCE
----------------------------   -----   -------------------------------------------------------   --------
Richard M. Scrushy .........    47     Chairman of the Board and Chief Executive Officer           1984
                                       and Director
James P. Bennett ...........    42     President and Chief Operating Officer and Director          1991
Michael D. Martin ..........    39     Executive Vice President -- Investments                     1989
Thomas W. Carman ...........    48     Executive Vice President -- Corporate Development           1985
William T. Owens ...........    41     Executive Vice President and Chief Financial Officer        1986
P. Daryl Brown .............    45     President -- Ambulatory Services -- East and Director       1986
Robert E. Thomson ..........    52     President -- Inpatient Operations                           1987
Patrick A. Foster ..........    53     President -- Ambulatory Services -- West                    1994
William W. Horton ..........    40     Senior Vice President and Corporate Counsel and             1994
                                       Assistant Secretary
Brandon O. Hale ............    50     Senior Vice President -- Administration and Secretary       1987
Weston L. Smith ............    39     Senior Vice President -- Finance and Controller             1987
Malcolm E. McVay ...........    38     Senior Vice President -- Finance and Treasurer              1999

     Biographical information for Messrs. Scrushy, Bennett and Brown is set forth above under this Item, "Directors and Executive Officers -- Directors".

     Michael D. Martin joined HEALTHSOUTH in October 1989 as Vice President and Treasurer, and was named Senior Vice President -- Finance and Treasurer in February 1994 and Executive Vice President -- Finance and Treasurer in May 1996. In October 1997, he was additionally named Chief Financial Officer of HEALTHSOUTH. In February 2000, Mr. Martin was named Executive Vice President - Investments. He also served as a Director from March 1998 through February 2000. From 1983 through September 1989, Mr. Martin specialized in healthcare lending with AmSouth Bank N.A., Birmingham, Alabama, where he was a Vice President immediately prior to joining HEALTHSOUTH. Mr. Martin is a director of CaremarkRx, Inc.

     Thomas W. Carman joined HEALTHSOUTH in 1985 as Regional Director -- Corporate Development, and now serves as Executive Vice President -- Corporate Development. From 1983 to 1985, Mr. Carman was director of development for Medical Care International. From 1981 to 1983, Mr. Carman was assistant administrator at the Children's Hospital of Birmingham, Alabama.

     William T. Owens, C.P.A., joined HEALTHSOUTH in March 1986 as Controller and was appointed Vice President and Controller in December 1986. He was appointed Group Vice President -- Finance and Controller, June 1992 and Senior Vice President -- Finance and Controller in February 1994 and Group Senior Vice President -- Finance and Controller in March 1998. In February 2000, he was named Executive Vice President and Chief Financial Officer. Prior to joining HEALTHSOUTH, Mr. Owens served as a certified public accountant on the audit staff of the Birmingham, Alabama office of Ernst & Whinney (now Ernst & Young
LLP) from 1981 to 1986.

     Robert E. Thomson joined HEALTHSOUTH in August 1985 as administrator of its Florence, South Carolina inpatient rehabilitation facility, and subsequently served as Regional Vice President -- Inpatient Operations, Vice President -- Inpatient Operations, Group Vice President -- Inpatient Operations, and Senior Vice President -- Inpatient Operations. Mr. Thomson was named President -- Inpatient Operations in February 1996.

     Patrick A.  Foster  joined  HEALTHSOUTH  in  February  1994 as  Director of
Operations and subsequently served as Group Vice President -- Inpatient Operations and Senior Vice President -- Inpatient Operations. He was named President -- HEALTHSOUTH Surgery Centers in October 1997 and President -- Ambulatory Services --West in September 1999. From August 1992 until February 1994, he served as Senior Vice President of the Rehabilitation/Medical Division of The Mediplex Group.

     William W. Horton joined HEALTHSOUTH in July 1994 as Group Vice President -- Legal Services and was named Senior Vice President and Corporate Counsel in May 1996. From August 1986 through June 1994, Mr. Horton practiced corporate, securities and healthcare law with the Birmingham, Alabama-based firm now known as Haskell Slaughter & Young, L.L.C., where he served as Chairman of the Healthcare Practice Group.

     Brandon O. Hale joined HEALTHSOUTH in July 1986 as Director of Human Resources and subsequently served as Vice President - Human Resources and Group Vice President - Human Resources. In December 1999, Mr. Hale was named Senior Vice President - Administration and Secretary of HEALTHSOUTH, and he also serves as HEALTHSOUTH's Corporate Compliance Officer.

     Weston L. Smith, C.P.A., joined HEALTHSOUTH in February 1987 as Director of Reimbursement and subsequently served as Assistant Vice President - Finance - Reimbursement, Vice President - Finance - Reimbursement, Group Vice President - Finance - Reimbursement and Senior Vice President - Finance - Reimbursement. In March 2000, he was named Senior Vice President - Finance and Controller. Prior to joining HEALTHSOUTH, Mr. Smith served as a certified public accountant on the audit staff of the Birmingham, Alabama office of Ernst & Whinney (now Ernst & Young LLP) from 1982 to 1987.

     Malcolm E. McVay joined HEALTHSOUTH in September 1999 as Vice President - Finance, and was named Senior Vice President - Finance and Treasurer in February 2000. From October 1998 until September 1999, he served as Senior Vice President of Investor Relations at CaremarkRx, Inc., and from 1996 until October 1998, he served as Chief Financial Officer, Secretary and Treasurer of Capstone Capital Corporation, a healthcare real estate investment trust. Prior to 1996, he worked for ten years in commercial banking, most recently as a Senior Vice President of SouthTrust Bank.


GENERAL

     Directors of HEALTHSOUTH hold office until the next Annual Meeting of Stockholders of HEALTHSOUTH and until their successors are elected and qualified. Executive officers are elected annually by, and serve at the discretion of the Board of Directors. There are no arrangements or understandings known to us between any of our Directors, nominees for Director or executive officers and any other person pursuant to which any of those persons was elected as a Director or an executive officer, except the Employment Agreements between HEALTHSOUTH and Richard M. Scrushy, James P. Bennett, Michael
D. Martin and P. Daryl Brown (see Item 11, "Executive Compensation -- Chief Executive Officer Employment Agreement"; " -- Other Executive Employment Agreements"), and except that we initially agreed to appoint Mr. Gordon to the Board of Directors in connection with the SCA merger. There are no family relationships between any Directors or executive officers of HEALTHSOUTH.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and Directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Executive officers, Directors and beneficial owners of more than 10% of HEALTHSOUTH's common stock are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to us, or written representations that no reports on Form 5 were required, we believe that for the period from January 1, 1999, through December 31, 1999, all of our executive officers, Directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except that Larry
D. Striplin, Jr., an outside Director, inadvertently failed to timely report an open market purchase of 10,000 shares of common stock at $9.0375 per share in April 1999. This transaction was subsequently reported on Form 5.

ITEM 11. EXECUTIVE COMPENSATION.


EXECUTIVE COMPENSATION -- GENERAL

     The following table sets forth compensation paid or awarded to our Chief Executive Officer and each of our other four most highly compensated executive officers (the "Named Executive Officers") for all services rendered to HEALTHSOUTH and its subsidiaries in 1997, 1998 and 1999.


                           SUMMARY COMPENSATION TABLE





                                            ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                                    ------------------------------------ ---------------------------------
                                                           BONUS/ANNUAL     STOCK          RESTRICTED              ALL
                                                             INCENTIVE      OPTION           STOCK                OTHER
NAME AND CURRENT POSITION            YEAR      SALARY          AWARD        AWARDS           AWARDS          COMPENSATION(1)
----------------------------------- ------ -------------- -------------- ----------- --------------------- ------------------
Richard M. Scrushy                  1997    $ 3,398,999    $ 10,000,000   1,300,000                --         $   21,430
Chairman of the Board               1998      2,777,829              --   1,500,000                --             72,352
and Chief Executive Officer(2)      1999      1,634,031              --   1,050,000      $  1,293,750 (3)         54,145
James P. Bennett                    1997        639,161       1,500,000     700,000                --             10,158
President and Chief                 1998        670,000              --     300,000                --             10,092
Operating Officer                   1999        589,058              --     275,000         1,293,750 (3)          4,350
Michael D. Martin                   1997        359,672       2,000,000     450,000                --              9,700
Executive Vice President -          1998        415,826              --     260,000                --              9,665
Investments                         1999        362,810              --     200,000         1,293,750 (3)          3,775
P. Daryl Brown                      1997        370,673         450,000     250,000                --             10,737
President -- Ambulatory             1998        386,212              --      75,000                --             10,981
Services -- East                    1999        336,920              --     125,000           970,313 (3)        205,001 (4)
Robert E. Thomson                   1997        305,376         500,000     250,000                --             11,189
President -- Inpatient Operations   1998        327,928              --     150,000                --             11,341
                                    1999        402,987              --     125,000           970,313 (3)          4,994

----------
(1) Includes car allowances of $500 per month for Mr. Scrushy and $350 per month for the other Named Executive Officers in 1997, use of a company-owned automobile by Mr. Scrushy in 1998, and car allowances of $500 per month for Mr. Scrushy and $450 per month for the other Named Executive Officers through September 1998. All such car allowances were discontinued in October 1998. Also includes (a) matching contributions under HEALTHSOUTH's Retirement Investment Plan for 1997, 1998 and 1999, respectively, of: $791, $1,450 and $745 to Mr. Scrushy; $1,425, $1,499 and $1,500 to Mr. Bennett;
    $1,324,  $1,395 and $1,212 to Mr. Martin;  $1,319,  $1,415 and $1,212 to Mr.
    Brown;  and  $1,001,  $1,070  and  $736 to Mr.  Thomson;  (b)  awards  under
    HEALTHSOUTH's Employee Stock Benefit Plan for 1997, 1998 and 1999, respectively, of $2,889, $2,882 and $1,292 to Mr. Scrushy; $2,889, $2,882
    and $1,292 to Mr. Bennett;  $2,889, $2,882 and $1,292 to Mr. Martin; $2,889,
    $2,882  and  $1,292 to Mr.  Brown;  and  $2,889,  $2,882  and  $1,292 to Mr.
    Thomson; and (c) split-dollar life insurance premiums paid in 1997, 1998 and 1999 of $11,750, $45,187 and $52,108 with respect to Mr. Scrushy; $1,644,
    $1,661,  and $1,558 with respect to Mr. Bennett;  $1,287,  $1,338 and $1,271 with respect to Mr. Martin; $2,329, $2,634 and $2,497 with respect to Mr. Brown; and $3,099, $3,339 and $2,966 with respect to Mr. Thomson. See this Item, "Executive Compensation -- Retirement Investment Plan" and "Executive Compensation -- Employee Stock Benefit Plan".

(2) Salary amounts for Mr. Scrushy include monthly incentive compensation amounts payable upon achievement of certain budget targets. Effective
    November 1, 1998, Mr. Scrushy voluntarily suspended receipt of his base salary and monthly incentive compensation through March 31, 1999, and voluntarily took reduced compensation through January 2, 2000. See this Item,"Executive Compensation -- Chief Executive Officer Employment Agreement".

(3) The value of restricted stock awards in 1999 reflects the closing price of HEALTHSOUTH common stock at the date of the award. The value of these awards measured at December 31, 1999 was $537,500 for the awards to each of Messrs. Scrushy, Bennett and Martin (100,000 shares each) and $403,125 for the awards to Messrs. Brown and Thomson (75,000 shares each). The awards vest five years from the date of grant, except as otherwise provided in our 1998 Restricted Stock Plan. See this Item, "Executive Compensation - 1998 Restricted Stock Plan".

(4) Includes   $200,000  withdrawn  by  Mr. Brown  in  1999  from  his  deferred compensation account. See this Item, "Executive Compensation - Deferred Compensation Plan".

STOCK OPTION GRANTS IN 1999





                                              INDIVIDUAL GRANTS
                             ---------------------------------------------------
                                           % OF TOTAL
                                             OPTIONS
                              NUMBER OF    GRANTED TO     EXERCISE
                               OPTIONS    EMPLOYEES IN     PRICE     EXPIRATION      GRANT DATE
NAME                           GRANTED     FISCAL YEAR   PER SHARE      DATE      PRESENT VALUE (1)
---------------------------- ----------- -------------- ----------- ------------ ------------------
Richard M. Scrushy .........   850,000         18.5%       $11.00      3/14/09        7,165,500
                               200,000          4.4%         4.94     12/15/09          758,000
James P. Bennett ...........   200,000          4.4%        11.00      3/14/09        1,686,000
                                75,000          1.6%         4.94     12/15/09          284,250
Michael D. Martin ..........   150,000          3.3%        11.00      3/14/09        1,264,500
                                50,000          1.1%         4.94     12/15/09          189,500
P. Daryl Brown .............    75,000          1.6%        11.00      3/14/09          632,250
                                50,000          1.1%         4.94     12/15/09          189,500
Robert E. Thomson ..........    75,000          1.6%        11.00      3/14/09          632,250
                                50,000          1.1%         4.94     12/15/09          189,500

----------
(1) Based on the Black-Scholes option pricing model adapted for use in valuing executive stock options. The actual value, if any, an executive may realize will depend upon the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on arbitrary assumptions as to certain variables, including the following: (i) stock price volatility is assumed to be 77%; (ii) the risk-free rate of return is assumed to be 6.2%; (iii) dividend yield is assumed to be 0; and
    (iv) the time of exercise is assumed to be 7.4 years from the date of grant.


STOCK OPTION EXERCISES IN 1999 AND OPTION VALUES AT DECEMBER 31, 1999




                                 NUMBER                                                           VALUE OF UNEXERCISED
                                OF SHARES                 NUMBER OF UNEXERCISED OPTIONS           IN-THE-MONEY OPTIONS
                                ACQUIRED                     AT DECEMBER 31, 1999 (1)           AT DECEMBER 31, 1999 (2)
                                   ON          VALUE     -------------------------------   ---------------------------------
NAME                            EXERCISE     REALIZED     EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----------------------------   ----------   ----------   -------------   ---------------   -------------   --------------
Richard M. Scrushy .........       --          --         13,722,524           --           $10,214,781          --
James P. Bennett ...........       --          --          1,885,000           --               207,988          --
Michael D. Martin. .........       --          --          1,090,000           --                21,875          --
P. Daryl Brown .............       --          --          1,040,000           --               563,325          --
Robert E. Thomson ..........       --          --            695,000           --                21,875          --

----------
(1) Does not reflect any options granted and/or exercised after December 31, 1999. The net effect of any such grants and exercises is reflected in the table appearing under Item 12, "Security Ownership of Certain Beneficial Owners and Management".

(2) Represents the difference between market price of HEALTHSOUTH common stock and the respective exercise prices of the options at December 31, 1999. Such amounts may not necessarily be realized. Actual values which may be realized, if any, upon any exercise of such options will be based on the market price of the common stock at the time of any such exercise and thus are dependent upon future performance of the common stock.


STOCK OPTION PLANS

     Set forth below is information concerning our various stock option plans at December 31, 1999. All share numbers and exercise prices have been adjusted as necessary to reflect previous stock splits.


1984 Incentive Stock Option Plan

     In 1984 we adopted the 1984 Incentive Stock Option Plan. Under this plan, our Board of Directors, which administered the plan, had discretion to grant to key employees of HEALTHSOUTH options to purchase shares of HEALTHSOUTH common stock at the fair market value attributed to shares of HEALTHSOUTH common stock on the date the option was granted or, in the case of a key employee who was also a beneficial holder of at least 10% of the total number of shares of HEALTHSOUTH common stock that were issued and outstanding at the time of the option grant, at 110% of such fair market value. The total number of shares of HEALTHSOUTH common stock covered by this plan was 4,800,000. The plan expired on February 28, 1994, in accordance with its terms. As of December 31, 1999, options granted under this plan to purchase 15,000 shares of HEALTHSOUTH common stock remained outstanding at an exercise price of $3.7825 per share. All of these outstanding options remain valid and in full force and must be held and exercised in accordance with the terms of the plan. All of the options granted must be exercised within ten years after they were granted and options granted under the plan terminate automatically within three months after termination of employment, unless such termination is by reason of death. In addition, the options may not be transferred, except pursuant to the terms of a valid will or applicable laws of descent and distribution, and in the event additional shares of HEALTHSOUTH common stock are issued they are protected from dilution.


1988 Non-Qualified Stock Option Plan


     In 1988 we adopted the 1998 Non-Qualified Stock Option Plan. Under this plan, the Audit and Compensation Committee of our Board of Directors, which administered the plan, had discretion to grant to the Directors, officers and other key employees of HEALTHSOUTH options to purchase shares of HEALTHSOUTH common stock at the fair market value attributed to shares of HEALTHSOUTH common stock on the date the option was granted. The total number of shares of HEALTHSOUTH common stock covered by this plan was 4,800,000. The plan expired on February 28, 1998, in accordance with its terms. As of December 31, 1999, options granted under this plan to purchase 7,300 shares of HEALTHSOUTH common stock remained outstanding at an exercise price of $16.25 per share. All of these outstanding options remain valid and in full force and must be held and exercised in accordance with the terms of the plan. All of the options must be exercised within ten years after they were granted. All of the options granted under this plan terminate automatically within three months after termination of association as a Director or of employment, unless such termination is by reason of death. In addition, the options may not be transferred, except pursuant to the terms of a valid will or applicable laws of descent and distribution, and in the event additional shares of HEALTHSOUTH common stock are issued they are protected from dilution.


1989, 1990, 1991, 1992, 1993, 1995 and 1997 Stock Option Plans


     In each of 1989,  1990,  1991,  1992,  1993, 1995 and 1997 we adopted stock option plans to provide incentives to our Directors, officers and other key employees. Under each of these plans, the Audit and Compensation Committee of our Board of Directors, which administers each of the plans, has the discretion to grant to our Directors, officers and other key employees incentive or non-qualified options to purchase shares of HEALTHSOUTH common stock at the fair market value attributed to shares of HEALTHSOUTH common stock on the date the option is granted. The table below sets forth information regarding each plan, including the total number of shares of HEALTHSOUTH common stock which may be purchased under each of the plans, the total number of additional shares of HEALTHSOUTH common stock which have been reserved for future use under each plan, the total number of shares of HEALTHSOUTH common stock which may be purchased under options which have been granted under each plan and which were outstanding on December 31, 1999 and the price at which shares may be purchased if the options are exercised.

                   MAXIMUM NUMBER           NUMBER OF
                    OF SHARES OF      ADDITIONAL SHARES OF
                    HEALTHSOUTH            HEALTHSOUTH
                    COMMON STOCK          COMMON STOCK
    NAME OF     SUBJECT TO PURCHASE     RESERVED FOR USE
     PLAN          UNDER THE PLAN        UNDER THE PLAN
-------------- --------------------- ----------------------
1989 Stock
 Option Plan   2,400,000                      None
1990 Stock
 Option Plan   3,600,000                      None
1991 Stock
 Option Plan   11,200,000                     None
1992 Stock
 Option Plan   5,600,000                      None
1993 Stock
 Option Plan   5,600,000                      None
1995 Stock
 Option Plan  21,231,156 (1)              3,636,922
1997 Stock
 Option Plan   5,000,000                     32,475



                                                                     DATE THE PLAN
                                                                   TERMINATED OR WILL
                      NUMBER OF                                     TERMINATE UNLESS
                      SHARES OF                                   OTHERWISE DETERMINED
                     HEALTHSOUTH                                    BY OUR BOARD OF
                    COMMON STOCK          RANGE OF PRICES      DIRECTORS OR IF ALL OF THE
                 SUBJECT TO PURCHASE      AT WHICH SHARES        SHARES OF HEALTHSOUTH
                   IF ALL OPTIONS        MAY BE PURCHASED      COMMON STOCK RESERVED FOR
                     OUTSTANDING        SUBJECT TO OPTIONS    ISSUANCE UNDER THE PLAN HAVE
    NAME OF     ON DECEMBER 31, 1999        OUTSTANDING          BEEN PURCHASED DUE TO
     PLAN           ARE EXERCISED      ON DECEMBER 31, 1999     OPTIONS BEING EXERCISED
-------------- ---------------------- ---------------------- -----------------------------
1989 Stock
 Option Plan            205,004         $    2.52-$8.375                 October 25, 1999
1990 Stock
 Option Plan            300,504         $  3.7825-$8.375                 October 15, 2000
1991 Stock
 Option Plan          3,470,002         $  3.7825-$16.25                    June 19, 2001
1992 Stock
 Option Plan          4,100,900         $  3.7825-23.625                    June 16, 2002
1993 Stock
 Option Plan          3,237,025         $  3.375-$23.625                   April 19, 2003
1995 Stock
 Option Plan         15,569,059         $ 4.9375-$28.0625                    June 5, 2005
1997 Stock
 Option Plan          3,771,475         $ 4.9375-$28.0625                  April 30, 2007

----------
(1) At December 31, 1999; to be increased by 0.9% of the outstanding shares of HEALTHSOUTH common stock as of January 1 of each calendar year thereafter until the plan terminates.


     Until options granted under each of these plans expire or terminate, they remain valid and in full force and must be held and exercised in accordance with the terms of the plan under which they were issued. Each option granted under each of these plans, whether incentive or non-qualified, must be exercised within ten years after the date it was granted and each option granted under these plans, whether incentive or non-qualified, will terminate automatically within three months after a Director no longer is associated with us or an officer or key employee is no longer employed with us, except if the termination of association or employment is by reason of death. In addition, the options may not be transferred, except pursuant to the terms of a valid will or applicable laws of descent and distribution (except for various permitted transfers to family members or charities). In the event additional shares of HEALTHSOUTH common stock are issued, each option granted under these plans is protected from dilution.

1993 Consultants' Stock Option Plan

     In 1993 we adopted the 1993 Consultants' Stock Option Plan to provide incentives to non-employee consultants who provide significant services to us. Under this plan, our Board of Directors, which administers the plan, has the discretion to grant to these non-employee consultants options to purchase shares of HEALTHSOUTH common stock at prices to be determined by our Board of Directors or a committee of our Board of Directors to whom this discretion has been delegated. The plan will expire on February 25, 2003 unless terminated earlier at the discretion of our Board of Directors or as a result of all of the shares of HEALTHSOUTH common stock reserved under this plan having been purchased by the exercise of options granted under this plan. The total number of shares of HEALTHSOUTH common stock covered by this plan is 3,500,000. As of December 31, 1999, options granted under this plan to purchase 1,589,633 shares of HEALTHSOUTH common stock remained outstanding at exercise prices ranging from $3.375 to $28.00 per share, and 125,000 shares remain available for the grant of options under this plan. All of these options remain valid and in full force and must be held and exercised in accordance with the terms of the plan. All of these options must be exercised within ten years after they were granted, although they may be exercised at any time during this ten year period. All of these options terminate automatically within three months after termination of association with us, unless such termination is by reason of death. In addition, the options may not be transferred, except pursuant to the terms of a valid will or applicable laws of descent and distribution, and in the event additional shares of HEALTHSOUTH common stock are issued the options are protected from dilution.

1999 Exchange Stock Option Plan

     In 1999,  we adopted our 1999  Exchange  Stock  Option Plan (the  "Exchange
Plan") under which NQSOs could be granted, covering a maximum of 2,750,000 shares of common stock. The Exchange Plan was approved by our stockholders on May 20, 1999. The Exchange Plan was adopted after a protracted period of depression in the price of HEALTHSOUTH common stock, and provided that HEALTHSOUTH employees (other than Directors and executive officers, who were eligible to participate) who held outstanding stock options with an exercise price equal to or greater than $16.00 could exchange such options for NQSOs issued under the Exchange Plan. Options granted under the Exchange Plan would have an exercise price equal to the closing price per share of our common stock on the New York Stock Exchange Composite Transactions Tape on May 20, 1999, would be deemed to have been granted on May 20, 1999, and would have durations and vesting restrictions identical to those affecting the options surrendered. Eligible options with an exercise price between $16.00 and $22.00 per share could be surrendered in exchange for an option under the Exchange Plan covering two shares of common stock for each three shares of common stock covered by the surrendered options, and eligible options having an exercise price of $22.00 per share or greater could be surrendered in exchange for an option under the Exchange Plan covering three shares of common stock for each four shares of common stock covered by the surrendered option. Each optionholder surrendering options was required to retain eligible options covering 10% of the aggregate number of shares covered by the options eligible for surrender. The Exchange Plan expired on September 30, 1999, at which time options covering 1,716,707 shares of common stock had been issued under the Exchange Plan at an exercise price of $13.3125 per share. Options covering 1,628,013 shares remained outstanding at December 31, 1999. Options granted under the Exchange Plan are nontransferable except by will or pursuant to the laws of descent and distribution (except for certain permitted transfers to family members or charities), are protected against dilution and expire within three months of termination of employment, unless such termination is by reason of death.


Other Stock Option Plans

     In connection with some of our major acquisitions, we assumed existing stock option plans of the acquired companies, and outstanding options to purchase stock of the acquired companies under such plans were converted into options to acquire common stock in accordance with the exchange ratios applicable to such mergers. At December 31, 1999, there were outstanding under these assumed plans options to purchase 2,134,051 shares of HEALTHSOUTH common stock at exercise prices ranging from $4.6392 to $40.7042 per share. No additional options are being granted under any such assumed plans.


1998 RESTRICTED STOCK PLAN

     In 1998, we adopted the 1998 Restricted Stock Plan (the "Restricted Stock Plan"), covering a maximum of 3,000,000 shares of HEALTHSOUTH common stock. The Restricted Stock Plan, which is administered by the Audit and Compensation Committee of our Board of Directors, provides that executives and other key employees of HEALTHSOUTH and its subsidiaries may be granted restricted stock awards vesting over a period of not less than one year and no more than ten years, as determined by the Committee. The Restricted Stock Plan terminates on the earliest of (a) May 28, 2008, (b) the date on which awards covering all shares of common stock reserved for issuance thereunder have been granted and are fully vested thereunder, or (c) such earlier time as the Board of Directors may determine. Awards under the Restricted Stock Plan are nontransferable except by will or pursuant to the laws of descent and distribution (except for certain permitted transfers to family members), are protected against dilution and are forfeitable upon termination of a participant's employment to the extent not vested. On May 17, 1999, the Audit and Compensation Committee of the Board of Directors granted restricted stock awards covering 850,000 shares of HEALTHSOUTH common stock to various executive officers of HEALTHSOUTH. These shares vest in full upon the earliest to occur of (a) five years from the date of the award,
(b) a Change in Control (as defined) of HEALTHSOUTH, or (c) unless the Audit and Compensation Committee otherwise determines, upon the recipient's termination of employment by reason of death, disability or retirement.

RETIREMENT INVESTMENT PLAN

     Effective January 1, 1990, we adopted the HEALTHSOUTH Retirement Investment Plan (the "401(k) Plan"), a retirement plan intended to qualify under Section 401(k) of the Code. The 401(k) Plan is open to all full-time and part-time employees of HEALTHSOUTH who are over the age of 21, have one full year of service with HEALTHSOUTH and have at least 1,000 hours of service in the year in which they enter the 401(k) Plan. Eligible employees may elect to participate in the Plan on January 1 and July 1 in each year.

     Under the 401(k) Plan, participants may elect to defer up to 15% of their annual compensation (subject to nondiscrimination rules under the Code). The deferred amounts may be invested among four options, at the participant's direction: a money market fund, a bond fund, a guaranteed insurance contract or an equity fund. HEALTHSOUTH will match a minimum of 15% of the amount deferred by each participant, up to 4% of such participant's total compensation, with the matched amount also directed by the participant. See Note 12 of "Notes to Consolidated Financial Statements".

     William T. Owens, Executive Vice President and Chief Financial Officer, and Brandon O. Hale, Senior Vice President -- Administration and Secretary, serve as Trustees of the 401(k) Plan, which is administered by HEALTHSOUTH.


EMPLOYEE STOCK BENEFIT PLAN

     Effective January 1, 1991, we adopted the HEALTHSOUTH Rehabilitation Corporation and Subsidiaries Employee Stock Benefit Plan (the "ESOP"), a retirement plan intended to qualify under sections 401(a) and 4975(e)(7) of the Code. The ESOP is open to all full-time and part-time employees of HEALTHSOUTH who are over the age of 21, have one full year of service with HEALTHSOUTH and have at least 1,000 hours of service in the year in which they begin participation in the ESOP on the next January 1 or July 1 after the date on which such employee satisfies the conditions mentioned above.

     The ESOP was established with a $10,000,000 loan from HEALTHSOUTH, the proceeds of which were used to purchase 1,655,172 shares of HEALTHSOUTH common stock. In 1992, an additional $10,000,000 loan was made to the ESOP, which was used to purchase an additional 1,666,664 shares of common stock. Under the ESOP, a company stock account is established and maintained for each eligible employee who participates in the ESOP. In each plan year, this account is credited with such employee's allocable share of the common stock held by the ESOP and allocated with respect to that plan year. Each employee's allocable share for any given plan year is determined according to the ratio which such employee's compensation for such plan year bears to the compensation of all eligible participating employees for the same plan year.

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

     Richard M. Scrushy, Chairman of the Board and Chief Executive Officer, William T. Owens, Executive Vice President and Chief Financial Officer, and Brandon O. Hale, Senior Vice President -- Administration and Secretary, serve as Trustees of the ESOP, which is administered by HEALTHSOUTH.


STOCK PURCHASE PLAN

     In order to further encourage employees to obtain equity ownership in HEALTHSOUTH, the Board of Directors adopted an Employee Stock Purchase Plan effective January 1, 1994. Under the Stock Purchase Plan, participating employees may contribute $10 to $200 per pay period toward the purchase of HEALTHSOUTH common stock in open-market transactions. The Stock Purchase Plan is open to regular full-time or part-time employees who have been employed for six months and are at least 21 years old. After six months of participation in the Stock Purchase Plan, we currently provide a 20% matching contribution to be applied to purchases under the Stock Purchase Plan. We also pay all fees and brokerage commissions associated with the purchase of the stock. The Stock Purchase Plan is administered by a broker-dealer firm not affiliated with HEALTHSOUTH.


DEFERRED COMPENSATION PLAN

     In 1997, the Board of Directors adopted an Executive Deferred Compensation Plan, which allows senior management personnel to elect, on an annual basis, to defer receipt of up to 50% of their base salary and up to 100% of their annual bonus, if any (but not less than an aggregate of $2,400 per year) for a minimum of five years from the date such compensation would otherwise have been received. Amounts deferred are held by HEALTHSOUTH pursuant to a "rabbi trust" arrangement, and amounts deferred are credited with earnings at an annual rate equal to the Moody's Average Corporate Bond Yield Index (the "Moody's Rate"), as adjusted from time to time, or the Moody's Rate plus 2% if a participant's employment is terminated by reason of retirement, disability or death or within 24 months of a change in control of HEALTHSOUTH. Amounts deferred may be withdrawn upon retirement, termination of employment or death, upon a showing of financial hardship, or voluntarily with certain penalties. The Deferred Compensation Plan is administered by an Administrative Committee, currently consisting of William T. Owens, Executive Vice President and Chief Financial Officer, and Brandon O. Hale, Senior Vice President -- Administration and Secretary.


1999 EXECUTIVE EQUITY LOAN PLAN

     In order to provide its executive officers and other key employees with additional incentive for future endeavor and to align the interests of our management and our stockholders by providing a mechanism to enhance ownership of HEALTHSOUTH common stock by executives and key employees, we adopted the 1999 Executive Equity Loan Plan (the "Loan Plan"), which was approved by our stockholders on May 20, 1999. Under the Loan Plan, the Audit and Compensation Committee of the Board of Directors may approve loans to executive and key employees of HEALTHSOUTH to be used for purchases of HEALTHSOUTH common stock. The maximum aggregate principal amount of loans outstanding under the Loan Plan may not exceed $50,000,000. Loans under the Loan Plan have a maturity date of seven years from the date of the loan, subject to acceleration and termination as provided in the Loan Plan. The maturity date may be extended for up to one additional year by the Audit and Compensation Committee, acting in its discretion. The unpaid principal balance of each loan bears interest at a rate equal to the effective interest rate on the average outstanding balance under HEALTHSOUTH's principal credit agreement for each calendar quarter, adjustable as of the end of each calendar quarter. Interest compounds annually. Each loan is secured by a pledge of all the shares of HEALTHSOUTH common stock purchased with the proceeds of the loan. The pledged shares may not be sold for one year after the date on which they were acquired. Thereafter, one-third of the aggregate number of shares may be sold during each of the second, third and fourth years after the date of acquisitions, with any unsold portion carrying forward from year to year. The proceeds from any such sale must be used to repay a corresponding percentage of the principal amount of the loan. In addition, HEALTHSOUTH may, but is not required to, repurchase the shares of a participant at such participant's original acquisition cost if the participant's employment is terminated, voluntarily or involuntarily or by reason of death or disability, within the first three years after the acquisition date, all as more fully described in the Loan Plan. Loans under the Loan Plan are made with full recourse, and each participant is required to repay all principal and accrued but unpaid interest upon the maturity of the loan, or its earlier acceleration or termination, irrespective of whether the participant has sold the underlying shares or whether the proceeds of such sale were sufficient to repay all principal and interest with respect to the loan. The Loan Plan terminates on the earlier of May 19, 2009 or such earlier time as the Board of Directors may determine.

     On September 10, 1999, loans aggregating $39,334,104 were made under the Loan Plan. Included in this amount were loans in the following amounts to executive officers:





NAME                                     PRINCIPAL AMOUNT
------------------------------------   -------------------
       Richard M. Scrushy ..........    $  25,218,114.87
       James P. Bennett ............        5,043,622.97
       Michael D. Martin ...........        1,513,086.89
       P. Daryl Brown ..............        1,008,506.87
       Robert E. Thomson ...........        1,008,506.87
       Patrick A. Foster ...........        1,008,506.87
       Malcolm E. McVay ............          100,850.69
       William W. Horton ...........           88,914.00


BOARD COMPENSATION

     Directors who are not also employed by HEALTHSOUTH are paid Directors' fees of $10,000 per year, plus $3,000 for each meeting of the Board of Directors and $1,000 for each Committee meeting attended. In addition, Directors are reimbursed for all out-of-pocket expenses incurred in connection with their duties as Directors. Our Directors, including employee Directors, have been granted non-qualified stock options to purchase shares of HEALTHSOUTH common stock. Under our existing stock option plans, each non-employee Director is granted an option covering 25,000 shares of common stock on the first business day in January of each year. See this Item, "Executive Compensation -- Stock Option Plans" above.


CHIEF EXECUTIVE OFFICER EMPLOYMENT AGREEMENT

     We have an Amended and Restated Employment Agreement, dated April 1, 1998, with Richard M. Scrushy, under which Mr. Scrushy, a management founder, is employed as Chairman of the Board and Chief Executive Officer for a five-year term initially expiring on April 1, 2003. This term is automatically extended for an additional year on each April 1 unless the Agreement is terminated as provided therein. In addition, we have agreed to use our best efforts to cause Mr. Scrushy to be elected as a Director during the term of the Agreement. The Agreement provides for Mr. Scrushy to receive an annual base salary of at least $1,200,000, as well as an "Annual Target Bonus" equal to at least $2,400,000, based upon our success in meeting certain monthly and annual performance standards determined by the Audit and Compensation Committee of the Board of Directors. The Annual Target Bonus is earned at the rate of $200,000 per month if the monthly performance standards are met, provided that if any monthly performance standards are not met but the annual performance standards are met, Mr. Scrushy will be entitled to any payments which were withheld as a result of failure to meet the monthly performance standards. The Agreement further provides that Mr. Scrushy is eligible for participation in all other management bonus or incentive plans and stock option, stock purchase or equity-based incentive compensation plans in which other senior executives of HEALTHSOUTH are eligible to participate. Under the Agreement, Mr. Scrushy is entitled to receive long-term disability insurance coverage, a non-qualified retirement plan providing for annual retirement benefits equal to 60% of his base compensation, use of a company-owned automobile, certain personal security services, and various other retirement, insurance and fringe benefits, as well as to generally participate in all employee benefit programs we maintain.

     The Agreement may be terminated by Mr. Scrushy for "Good Reason" (as defined), by the Company for "Cause" (as defined), upon Mr. Scrushy's "Disability" (as defined) or death, or by either party at any time subject to the consequences of such termination as described in the Agreement. If the Agreement is terminated by Mr. Scrushy for Good Reason, we are required to pay him a lump-sum severance payment equal to the discounted value of the sum of his then-current base salary and Annual Target Bonus over the remaining term of the Agreement and to continue certain employee and fringe benefits for the remaining term of the Agreement. If the Agreement is terminated by Mr. Scrushy otherwise than for Good Reason, we are required to pay him a lump-sum severance amount equal to the discounted value of two times the sum of his then-current base salary and Annual Target Bonus. If the Agreement is terminated by HEALTHSOUTH for Cause, Mr. Scrushy is not entitled to any severance or continuation of benefits. If the Agreement is terminated by reason of Mr. Scrushy's Disability, we are required to continue the payment of his then-current base salary and Annual Target Bonus for three years as if all relevant performance standards had been met, and if the Agreement is terminated by Mr. Scrushy's death, we are required to pay his representatives or estate a lump-sum payment equal to his then-current base salary and Annual Target Bonus. In the event of a voluntary termination by Mr. Scrushy following a Change in Control (as defined) of HEALTHSOUTH, other than for Cause, we are required to pay Mr. Scrushy an additional lump-sum severance payment equal to his then-current base salary and Annual Target Bonus. The Agreement provides for us to indemnify Mr. Scrushy against certain "parachute payment" excise taxes which may be imposed upon payments under the Agreement. The Agreement restricts Mr. Scrushy from engaging in certain activities competitive with our business during, and for 24 months after termination of, his employment with HEALTHSOUTH, unless such termination occurs after a Change in Control.

     As a result of the impact of the Balanced Budget Act of 1997 on HEALTHSOUTH's reimbursement and the increased pressure from managed care payors, HEALTHSOUTH reduced overhead and otherwise managed expenses. In order to lead by example Mr. Scrushy voluntarily chose to forgo receipt of his base salary and Annual Target Bonus after October 31, 1998. Through that date, all monthly performance standards required to be met for payment of monthly installments of his Annual Target Bonus had been met. Mr. Scrushy resumed receipt of a portion of his base salary at the rate of $900,000 annually and a portion of his Annual Target Bonus at the rate of $900,000 annually on April 1, 1999, and resumed taking his full base salary and Annual Target Bonus effective January 1, 2000.

OTHER EXECUTIVE EMPLOYMENT AGREEMENTS

     We also have Employment Agreements, dated April 1, 1998, with James P. Bennett, President and Chief Operating Officer, Michael D. Martin, Executive Vice President -- Investments, Thomas W. Carman, Executive Vice President -- Corporate Development, Robert E. Thomson, President -- Inpatient Operations, P. Daryl Brown, President -- Ambulatory Services -- East, and Patrick A. Foster, President -- Ambulatory Services -- West, under which each of these persons is employed in these capacities for a three-year term expiring on April 1, 2001. Such terms are automatically extended for an additional year on each April 1 unless the Agreements are terminated in accordance with their terms. In addition, we have agreed to use our best efforts to cause Messrs. Bennett, Martin and Brown to be elected as Directors of HEALTHSOUTH during the term of their respective Agreements. Mr. Martin has subsequently left the Board. The Agreements currently provide for the payment of an annual base salary of at least $650,000 to Mr. Bennett, $400,000 to Mr. Martin, $325,000 to Mr. Carman, $400,000 to Mr. Thomson, $370,000 to Mr. Brown, and $370,000 to Mr. Foster. The Agreements further provide that each of these officers is eligible for participation in all management bonus or incentive plans and stock option, stock purchase or equity-based incentive compensation plans in which other senior executives of HEALTHSOUTH are eligible to participate, and provide for various specified fringe benefits, including car allowances of $500 per month.

     If the Agreements are terminated by HEALTHSOUTH other than for Cause (as defined), Disability (as defined) or death, we are required to continue the officers' base salary in effect for a period of two years (in the case of Messrs. Bennett, Martin, and Brown) or one year (in each other case) after termination, as severance compensation. In addition, in the event of a voluntary termination of employment by the officer within six months after a Change in Control (as defined), we are also required to continue the officer's salary for the same period. The Agreements restrict the officers from engaging in activities competitive with our business during their employment with HEALTHSOUTH and for any period during which the officer is receiving severance compensation, unless such termination occurs after a Change in Control.

     With the consent of the affected officers, we discontinued payment of the car allowances in October 1998. In addition, each of the affected officers voluntarily agreed to a 25% reduction in base salary effective January 1, 1999. Such officers were restored to their full base salary rates effective May 23, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of HEALTHSOUTH common stock as of March 21, 2000, (a) by each person who is known by us to own beneficially more than 5% of HEALTHSOUTH common stock,
(b) by each of HEALTHSOUTH's Directors, (c) by HEALTHSOUTH's five most highly compensated executive officers and (d) by all executive officers and Directors as a group.





                     NAME AND                            NUMBER OF SHARES        PERCENTAGE OF
                 ADDRESS OF OWNER                     BENEFICIALLY OWNED (1)     COMMON STOCK
--------------------------------------------------   ------------------------   --------------
   Richard M. Scrushy ............................          19,204,955 (2)            4.92%
   John S. Chamberlin ............................             357,000 (3)                *
   C. Sage Givens ................................             468,000 (4)                *
   Charles W. Newhall III ........................           2,114,627 (5)                *
   George H. Strong ..............................             515,665 (6)                *
   Phillip C. Watkins, M.D. ......................             663,254 (7)                *
   James P. Bennett ..............................           3,057,959 (8)                *
   Jan L. Jones ..................................              50,000 (9)                *
   P. Daryl Brown ................................          15,574,873 (10)               *
   Joel C. Gordon ................................           2,207,787 (11)               *
   Michael D. Martin .............................           1,408,746 (12)               *
   Robert E. Thomson .............................           1,076,637 (13)               *
   Larry D. Striplin, Jr. ........................              95,000 (14)               *
   FMR Corp. .....................................          21,056,707 (15)           5.46%
     82 Devonshire Street
     Boston, Massachusetts 02109
   AXA Financial, Inc. ...........................          19,327,588 (16)           5.01%
     1290 Avenue of the Americas
     New York, New York 10104
   All Executive Officers and Directors as a Group
     (20 persons) ................................          36,240,464 (17)           8.82%


----------
 (1) The persons named in the table have sole voting and investment power with respect to all shares of HEALTHSOUTH common stock shown as beneficially owned by them, except as otherwise indicated.


 (2) Includes 9,000 shares held by trusts for Mr. Scrushy's minor children, 31,000 shares held by a charitable foundation of which Mr. Scrushy is an officer and director and 14,522,524 shares subject to currently exercisable stock options.


 (3) Includes 225,000 shares subject to currently exercisable stock options.


 (4) Includes 2,100 shares owned by Ms. Givens's spouse and 432,900 shares subject to currently exercisable stock options.


 (5) Includes 460 shares owned by members of Mr. Newhall's immediate family, 1,508,781 shares owned by New Enterprise Associates VIII, Limited Partnership, and 485,000 shares subject to currently exercisable stock options. Mr. Newhall disclaims beneficial ownership of the shares owned by his family members and New Enterprise Associates VIII, Limited Partnership, except to the extent of his pecuniary interest therein.


 (6) Includes 170,665 shares owned by trusts of which Mr. Strong is a trustee and claims shared voting and investment power and 325,000 shares subject to currently exercisable stock options.


 (7) Includes 515,000 shares subject to currently exercisable stock options.


 (8) Includes 2,005,000 shares subject to currently exercisable stock options.


 (9) Includes 25,000 shares subject to currently exercisable stock options.


(10) Includes 1,100,000 shares subject to currently exercisable stock options.


(11) Includes 368,740 shares owned by Mr. Gordon's spouse and 459,520 shares subject to currently exercisable stock options.


(12) Includes 1,030,000 shares subject to currently exercisable stock options.

(13) Includes 755,000 shares subject to currently exercisable stock options.


(14) Includes 35,000 shares subject to currently exercisable stock options.


(15) Shares held by various investment funds for which affiliates of FMR Corp. act as investment advisor. FMR Corp. or its affiliates claim sole power to vote 1,315,125 shares and sole power to dispose of all of the shares.


(16) Shares held by various affiliates of AXA Financial, Inc. for investment purposes or in client discretionary accounts for which such affiliates act as investment advisor. AXA Financial, Inc. or its affiliates claim sole power to vote 7,045,560 shares, shared power to vote 12,137,900 shares, sole power to dispose of 19,323,163 shares and shared power to dispose of 4,425 shares.


(17) Includes 24,860,905 shares subject to currently exercisable stock options held by executive officers and Directors.


 * Less than 1%



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     We purchase computer equipment and related technology and services from a variety of vendors. In the past, those vendors have included GG Enterprises, a value-added reseller of NCR computer equipment which is owned by Gerald Scrushy, the father of Richard M. Scrushy, Chairman of the Board and Chief Executive Officer of HEALTHSOUTH, and Gerald P. Scrushy, Senior Vice President - Physical Resources of HEALTHSOUTH. These purchases were made in the ordinary course of our business, and we believe that the price paid for equipment and services purchased from GG Enterprises was more favorable to us than that which could have been obtained for the same equipment and services from an independent third-party seller. We no longer purchase equipment from GG Enterprises. However, we paid GG Enterprises approximately $156,000 in 1999, consisting of reimbursement for taxes owed on equipment we had previously purchased and other amounts relating to past services.


     In November 1997, we agreed to lend up to $10,000,000 to 21st Century Health Ventures L.L.C. ("21st Century"), an entity formed to sponsor a private equity investment fund investing in the healthcare industry. Richard M. Scrushy, Chairman of the Board and Chief Executive Officer of HEALTHSOUTH, and Michael D. Martin, then Executive Vice President and Chief Financial Officer and a Director of HEALTHSOUTH, along with another individual not then employed by HEALTHSOUTH, were the principals of 21st Century. The purpose of the loan was to facilitate certain investments by 21st Century prior to the establishment of its proposed private equity fund, in which it was anticipated that HEALTHSOUTH and third-party investors would invest. Our investment in the private equity fund was expected to allow us to benefit from the opportunity to participate in investments in healthcare businesses that were not part of our core businesses, but which we believed provided opportunities for growth. Amounts outstanding under the loan bore interest at 1% over the prime rate announced from time to time by AmSouth Bank of Alabama and were repayable upon demand. During 1997 and 1998, 21st Century drew an aggregate of $2,841,310 under the $10,000,000 commitment, of which $1,500,000 was used to purchase 576,924 shares of Series B Preferred Convertible Preferred Stock in Summerville Healthcare Group, Inc. ("Summerville"), a developer and operator of assisted living facilities, and the remainder of which was used to make an investment in Pathology Partners, Inc., a provider of management services to pathology groups. We own an aggregate of 3,361,539 shares of Series B Convertible Preferred Stock of Summerville, which we acquired in two transactions in July and November 1997, as well as 266,667 shares of Series D Convertible Preferred Stock of Summerville which we acquired in February 2000. In connection with the July 1997 transaction, Mr. Scrushy and Mr. Martin were appointed to the Board of Directors of Summerville. 21st Century repaid the principal and the interest allocated to the purchase of the Summerville stock during 1998. In the first quarter of 1999, 21st Century determined that, due to adverse changes in the markets for private equity funds specializing in the healthcare industry, it was advisable to dissolve 21st Century. In connection with the dissolution of 21st Century, 21st Century transferred to us 675,005 shares of Series A Cumulative Preferred Stock and 1,440,010 shares of Series B Convertible Preferred Stock of Pathology Partners, Inc, in satisfaction of the principal and interest allocable to the loan relating to the Pathology Partners, Inc. investment. We believe that the value of the stock so received was equal to or greater than the then-remaining indebtedness of 21st Century to HEALTHSOUTH.

     In December 1999, we acquired 6,390,583 shares of Series A Convertible Preferred Stock of medcenterdirect.com, inc., a development-stage healthcare e-procurement company, in a private placement for a purchase price of $0.3458 per share. Various persons affiliated or associated with us, including various of our Directors and executive officers, also purchased shares in the private placement. Under a Stockholders Agreement, we and the other holders of Series A Convertible Preferred Stock, substantially all of whom may be deemed to be our affiliates or associates, have the right to elect 50% of the directors of medcenterdirect.com. During 2000, we expect to enter into a definitive 10-year exclusive agreement under which medcenterdirect.com will be our exclusive e-procurement vendor of medical products and supplies. We expect that the terms of such agreement will be no less favorable than those we could obtain from an unrelated vendor.

     At times, we have made loans to executive officers to assist them in meeting various financial obligations or for other purposes. At December 31, 1999, loans in the following principal amounts were outstanding to the following executive officers:





NAME                                  PRINCIPAL AMOUNT
----------------------------------   -----------------
       James P. Bennett ..........       $  595,000
       P. Daryl Brown ............        1,370,000
       William T. Owens ..........          476,000


     These loans bear interest at the rate of 1-1/4% per annum below the prime rate of AmSouth Bank of Alabama, Birmingham, Alabama, and are payable on demand. See Item 11, "Executive Compensation -- 1999 Executive Equity Loan Plan", for information concerning loans to executive officers to purchase HEALTHSOUTH common stock.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a) Financial Statements, Financial Statement Schedules and Exhibits.


     1. Financial Statements.


     The consolidated financial statements of HEALTHSOUTH and its subsidiaries filed as a part of this Annual Report on Form 10-K are listed in Item 8 of this Annual Report on Form 10-K, which listing is hereby incorporated herein by reference.


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


(b) Reports on Form 8-K.


     HEALTHSOUTH filed no Current Reports on Form 8-K during the three months ended December 31, 1999.


(c) Exhibits.


     The Exhibits required by Regulation S-K are set forth in the following list and are filed either by incorporation by reference from previous filings with the Securities and Exchange Commission or by attachment to this Annual Report on Form 10-K as so indicated in such list.



(2)-1     Plan  and  Agreement  of  Merger,   dated  December  2,  1996,   among
          HEALTHSOUTH  Corporation,  Hammer  Acquisition  Corporation and Health
          Images,  Inc.,  filed as Exhibit (2)-1 to  HEALTHSOUTH's  Registration
          Statement  on  Form  S-4  (Registration  No.  333-19439),   is  hereby
          incorporated by reference.
(2)-2     Plan  and  Agreement  of  Merger,   dated  February  17,  1997,  among
          HEALTHSOUTH Corporation,  Reid Acquisition Corporation and Horizon/CMS
          Healthcare   Corporation,   as   amended,   filed  as   Exhibit  2  to
          HEALTHSOUTH's  Registration  Statement on Form S-4  (Registration  No.
          333-36419), is hereby incorporated by reference.
(2)-3     Purchase and Sale Agreement, dated November 3, 1997, among HEALTHSOUTH
          Corporation,  Horizon/CMS Healthcare Corporation and Integrated Health
          Services,  Inc., filed as Exhibit 2.1 to HEALTHSOUTH's  Current Report on Form 8-K,  dated  December  31,  1997,  is hereby  incorporated  by reference.
(2)-4     Amendment to Purchase  and Sale  Agreement,  dated  December 31, 1997, among HEALTHSOUTH Corporation,  Horizon/CMS Healthcare Corporation and
          Integrated   Health   Services,   Inc.,   filed  as  Exhibit   2.2  to
          HEALTHSOUTH's  Current Report on Form 8-K, dated December 31, 1997, is hereby incorporated by reference.

(2)-5     Second Amendment to Purchase and Sale Agreement,  dated March 4, 1998, among HEALTHSOUTH Corporation,  Horizon/CMS Healthcare Corporation and
          Integrated   Health  Services,   Inc.,  filed  as  Exhibit  (2-14)  to
          HEALTHSOUTH's  Annual  Report on Form 10-K for the  Fiscal  Year Ended
          December 31, 1997, is hereby incorporated by reference.
(2)-6     Plan and  Agreement of Merger,  dated May 5, 1998,  among  HEALTHSOUTH
          Corporation,   Field  Acquisition  Corporation  and  National  Surgery
          Centers,  Inc.,  filed as Exhibit  (2) to  HEALTHSOUTH's  Registration
          Statement  on  Form  S-4  (Registration  No.  333-57087),   is  hereby
          incorporated by reference.
(3)-1     Restated Certificate of Incorporation of HEALTHSOUTH  Corporation,  as
          filed in the Office of the Secretary of State of the State of Delaware
          on May 21,  1998,  filed as  Exhibit  (3)-1 to  HEALTHSOUTH's  Current
          Report on Form 8-K  dated May 28,  1998,  is  hereby  incorporated  by reference.
(3)-2     By-laws  of  HEALTHSOUTH  Corporation,   filed  as  Exhibit  (3)-2  to
          HEALTHSOUTH's  Current  Report  on Form 8-K dated  May 28,  1998,  are hereby incorporated by reference.
(4)-1     Indenture,  dated March 24, 1994, between  HEALTHSOUTH  Rehabilitation
          Corporation and NationsBank of Georgia, National Association, relating to the Company's  9.5% Senior  Subordinated  Notes due 2001,  filed as
          Exhibit  (4)-1 to  HEALTHSOUTH's  Annual  Report  on Form 10-K for the
          Fiscal  Year  Ended  December  31,  1994,  is hereby  incorporated  by reference.
(4)-2     Subordinated  Indenture,  dated March 20,  1998,  between  HEALTHSOUTH
          Corporation  and The Bank of Nova Scotia Trust Company of New York, as
          Trustee, filed as Exhibit (4)-2 to HEALTHSOUTH's Annual Report on Form
          10-K  for  the  Fiscal  Year  Ended   December  31,  1997,  is  hereby
          incorporated by reference.
(4)-3     Officer's  Certificate  pursuant  to  Sections  2.3  and  11.5  of the
          Subordinated  Indenture,  dated March 20,  1998,  between  HEALTHSOUTH
          Corporation  and The Bank of Nova Scotia Trust Company of New York, as
          Trustee,  relating to  HEALTHSOUTH's  3.25%  Convertible  Subordinated
          Debentures due 2003,  filed as Exhibit (4)-3 to  HEALTHSOUTH's  Annual
          Report on Form 10-K for the Fiscal Year Ended  December 31,  1997,  is
          hereby incorporated by reference.
(4)-4     Registration Rights Agreement, dated March 17, 1998, among HEALTHSOUTH
          Corporation and Smith Barney Inc.,  Bear,  Stearns & Co. Inc., Cowen &
          Company,   Credit  Suisse  First  Boston   Corporation,   J.P.  Morgan
          Securities  Inc.,  Morgan  Stanley  &  Co.  Incorporated,  NationsBanc
          Montgomery  Securities LLC and PaineWebber  Incorporated,  relating to
          HEALTHSOUTH's  3.25%  Convertible  Subordinated  Debentures  due 2003,
          filed as Exhibit (4)-4 to the Company's Annual Report on Form 10-K for
          the Fiscal Year Ended  December 31, 1997,  is hereby  incorporated  by reference.
(4)-5     Indenture,  dated June 22, 1998, between  HEALTHSOUTH  Corporation and
          PNC Bank, National  Association,  as Trustee,  filed as Exhibit 4.1 to
          HEALTHSOUTH's Quarterly Report on Form 10-Q for the Three Months Ended
          June 30, 1998, is hereby incorporated by reference.
(4)-6     Form of Officer's Certificate pursuant to Sections 2.3 and 11.5 of the
          Indenture,  dated June 22, 1998, between  HEALTHSOUTH  Corporation and
          PNC Bank, National Association,  as Trustee, relating to HEALTHSOUTH's
          6.875% Senior Notes due 2005 and 7.0% Senior Notes due 2008,  filed as
          Exhibit  (4)-6 to  HEALTHSOUTH's  Registration  Statement  on Form S-4
          (Registration No. 333-61485), is hereby incorporated by reference.

(10)-1      1984  Incentive  Stock  Option  Plan,  as amended,  filed as Exhibit
            (10)-1 to  HEALTHSOUTH's  Annual  Report on Form 10-K for the Fiscal
            Year Ended December 31, 1987, is hereby incorporated by reference.
(10)-2      1988  Non-Qualified  Stock  Option  Plan,  filed as Exhibit  4(a) to
            HEALTHSOUTH's  Registration  Statement on Form S-8 (Registration No.
            33-23642), is hereby incorporated by reference.
(10)-3      1989 Stock Option  Plan,  filed as Exhibit  (10)-6 to  HEALTHSOUTH's
            Annual  Report on Form 10-K for the Fiscal Year Ended  December  31,
            1989, is hereby incorporated by reference.
(10)-4      1990 Stock Option Plan,  filed as Exhibit  (10)-13 to  HEALTHSOUTH's
            Annual  Report on Form 10-K for the Fiscal Year ended  December  31,
            1990, is hereby incorporated by reference.
(10)-5      1991 Stock  Option  Plan,  as amended,  filed as Exhibit  (10)-15 to
            HEALTHSOUTH's  Annual  Report on Form 10-K for the Fiscal Year ended
            December 31, 1991, is hereby incorporated by reference.
(10)-6      1992 Stock Option  Plan,  filed as Exhibit  (10)-8 to  HEALTHSOUTH's
            Annual  Report on Form 10-K for the Fiscal Year Ended  December  31,
            1992, is hereby incorporated by reference.
(10)-7      1993 Stock Option Plan,  filed as Exhibit  (10)-10 to  HEALTHSOUTH's
            Annual  Report on Form 10-K for the Fiscal Year Ended  December  31,
            1993, is hereby incorporated by reference.
(10)-8      Amended and Restated 1993  Consultants  Stock Option Plan,  filed as
            Exhibit  4 to  HEALTHSOUTH's  Registration  Statement  on  Form  S-8
            (Commission  File  No.   333-42305),   is  hereby   incorporated  by
            reference.
(10)-9      1995 Stock Option Plan,  filed as Exhibit  (10)-14 to  HEALTHSOUTH's
            Annual  Report on Form 10-K for the Fiscal Year Ended  December  31,
            1995, is hereby incorporated by reference
(10)-10     Employment  Agreement,  dated  April 1,  1998,  between  HEALTHSOUTH
            Corporation and Richard M. Scrushy.
(10)-11     Credit  Agreement,   dated  as  of  June  23,  1998,  by  and  among
            HEALTHSOUTH  Corporation,  NationsBank,  National Association,  J.P.
            Morgan Securities,  Inc., Deutsche Bank AG, ScotiaBanc, Inc. and the
            Lenders  party  thereto  from time to time,  filed as  Exhibit 10 to
            HEALTHSOUTH's  Quarterly  Report on Form for the Three  Months Ended
            June 30, 1998, is hereby incorporated by reference.
(10)-12     Form  of  Indemnity   Agreement  entered  into  between  HEALTHSOUTH
            Rehabilitation  Corporation  and  each of its  Directors,  filed  as
            Exhibit (10)-13 to HEALTHSOUTH's  Annual Report on Form 10-K for the
            Fiscal Year Ended  December  31,  1991,  is hereby  incorporated  by reference.
(10)-13     Surgical Health Corporation 1992 Stock Option Plan, filed as Exhibit
            10(aa) to Surgical Health  Corporation's  Registration  Statement on
            Form S-4 (Commission File No. 33-70582),  is hereby  incorporated by reference.
(10)-14     Surgical Health Corporation 1993 Stock Option Plan, filed as Exhibit
            10(bb) to Surgical Health  Corporation's  Registration  Statement on
            Form S-4 (Commission File No. 33-70582),  is hereby  incorporated by reference.
(10)-15     Surgical Health Corporation 1994 Stock Option Plan, filed as Exhibit
            10(pp) to Surgical  Health  Corporation's  Quarterly  Report on Form
            10-Q  for  the  Quarter   Ended   September   30,  1994,  is  hereby
            incorporated by reference.

(10)-16     Heritage  Surgical  Corporation  1992 Stock  Option  Plan,  filed as
            Exhibit  4(d) to  HEALTHSOUTH's  Registration  Statement on Form S-8
            (Commission File No. 33-60231), is hereby incorporated by reference.
(10)-17     Heritage  Surgical  Corporation  1993 Stock  Option  Plan,  filed as
            Exhibit  4(e) to  HEALTHSOUTH's  Registration  Statement on Form S-8
            (Commission File No. 33-60231), is hereby incorporated by reference.
(10)-18     Sutter Surgery Centers,  Inc. 1993 Stock Option Plan,  Non-Qualified
            Stock  Option  Plan and  Agreement  (Saibeni),  Non-Qualified  Stock
            Option Plan and Agreement  (Shah),  Non-Qualified  Stock Option Plan
            and  Agreement   (Akella),   Non-Qualified  Stock  Option  Plan  and
            Agreement (Kelly) and Non-Qualified  Stock Option Plan and Agreement
            (May), filed as Exhibits 4(a) -- 4(f) to HEALTHSOUTH's  Registration
            Statement on Form S-8  (Commission  File No.  33-64615),  are hereby incorporated by reference.
(10)-19     Surgical  Care  Affiliates  Incentive  Stock Plan of 1986,  filed as
            Exhibit 10(g) to Surgical Care  Affiliates,  Inc.'s Annual Report on
            Form 10-K for the Fiscal Year Ended  December  31,  1993,  is hereby incorporated by reference.
(10)-20     Surgical Care  Affiliates 1990  Non-Qualified  Stock Option Plan for
            Non-Employee  Directors,  filed as Exhibit  10(i) to  Surgical  Care
            Affiliates,  Inc.'s  Annual  Report on Form 10-K for the Fiscal Year
            Ended December 31, 1990, is hereby incorporated by reference.
(10)-21     Professional Sports Care Management, Inc. 1992 Stock Option Plan, as
            amended,  filed as Exhibits 10.1 -- 10.3 to Professional Sports Care
            Management,  Inc.'s  Registration  Statement on Form S-1 (Commission
            File No. 33-81654), is hereby incorporated by reference.
(10)-22     Professional Sports Care Management, Inc. 1994 Stock Incentive Plan,
            filed as Exhibit 10.4 to Professional Sports Care Management, Inc.'s
            Registration  Statement on Form S-1 (Commission File No.  33-81654),
            is hereby incorporated by reference.
(10)-23     Professional  Sports Care  Management,  Inc. 1994  Directors'  Stock
            Option  Plan,  filed as Exhibit  10.5 to  Professional  Sports  Care
            Management,  Inc.'s  Registration  Statement on Form S-1 (Commission
            File No. 33-81654), is hereby incorporated by reference.
(10)-24     ReadiCare,  Inc.  1991  Stock  Option  Plan,  filed as an exhibit to
            ReadiCare,  Inc.'s  Annual  Report on Form 10-K for the Fiscal  Year
            Ended February 29, 1992, is hereby incorporated by reference.
(10)-25     ReadiCare,  Inc. Stock Option Plan for  Non-Employee  Directors,  as
            amended,  filed as an exhibit to  ReadiCare,  Inc's Annual Report on
            Form 10-K for the Fiscal  Year  Ended  February  29,  1992 and as an
            exhibit  to  ReadiCare,  Inc.'s  Annual  Report on Form 10-K for the
            Fiscal Year Ended  February  28,  1994,  is hereby  incorporated  by reference.
(10)-26     1997  Stock  Option  Plan,  filed  as  Exhibit  4  to  HEALTHSOUTH's
            Registration  Statement on Form S-8  (Registration No. 333-42307) is
            hereby incorporated by reference.
(10)-27     1998 Restricted Stock Plan filed as Exhibit (10)-27 to HEALTHSOUTH's
            Annual  Report on Form 10-K for the Fiscal Year Ended  December  31,
            1998, is hereby incorporated by reference.
(10)-28     Health  Images,  Inc.  Non-Qualified  Stock  Option  Plan,  filed as
            Exhibit 10(d)(i) to Health Images, Inc.'s Annual Report on Form 10-K
            for the Fiscal Year Ended December 31, 1995, is hereby  incorporated by reference.
(10)-29     Amended and  Restated  Employee  Incentive  Stock  Option  Plan,  as
            amended,  of  Health  Images,  Inc.,  filed  as  Exhibits  10(c)(i),
            10(c)(ii),  10(c)(iii) and 10(c)(iv) to Health Images, Inc.'s Annual
            Report on Form 10-K for the Fiscal Year Ended  December 31, 1995, is
            hereby incorporated by reference.

(10)-30     Form of Health Images, Inc. 1995 Formula Stock Option Plan, filed as
            Exhibit  10(d)(iv) to Health  Images,  Inc.'s  Annual Report on Form
            10-K  for the  Fiscal  Year  Ended  December  31,  1995,  is  hereby incorporated by reference.
(10)-31     1996 Employee  Incentive  Stock Option Plan of Health Images,  Inc.,
            filed as Exhibit  4(v) to  HEALTHSOUTH's  Registration  Statement on
            Form S-8 (Registration  No.  333-24429),  is hereby  incorporated by reference.
(10)-32     Employee  Stock Option Plan of Horizon/CMS  Healthcare  Corporation,
            filed as Exhibit 10.5 to Horizon/CMS Healthcare Corporation's Annual
            Report on Form 10-K for the  Fiscal  Year  Ended  May 31,  1994,  is
            hereby incorporated by reference.
(10)-33     First  Amendment  to  Employee  Stock  Option  Plan  of  Horizon/CMS
            Healthcare  Corporation,   filed  as  Exhibit  10.6  to  Horizon/CMS
            Healthcare  Corporation's  Annual Report on Form 10-K for the Fiscal
            Year Ended May 31, 1994, is hereby incorporated by reference.
(10)-34     Corrected   Second  Amendment  to  Employee  Stock  Option  Plan  of
            Horizon/CMS  Healthcare  Corporation,   filed  as  Exhibit  10.7  to
            Horizon/CMS Healthcare  Corporation's Annual Report on Form 10-K for
            the  Fiscal  Year  Ended May 31,  1994,  is hereby  incorporated  by reference.
(10)-35     Amendment  No.  3 to  Employee  Stock  Option  Plan  of  Horizon/CMS
            Healthcare  Corporation,  filed  as  Exhibit  10.12  to  Horizon/CMS
            Healthcare  Corporation's  Annual Report on Form 10-K for the Fiscal
            Year Ended May 31, 1995, is hereby incorporated by reference.
(10)-36     Horizon  Healthcare  Corporation  Stock Option Plan for Non-Employee
            Directors,   filed  as  Exhibit  10.6  to   Horizon/CMS   Healthcare
            Corporation's  Annual  Report on Form 10-K for the Fiscal Year Ended
            May 31, 1994, is hereby incorporated by reference.
(10)-37     Amendment No. 1 to Horizon Healthcare  Corporation Stock Option Plan
            for  Non-Employee  Directors,  filed as Exhibit 10.14 to Horizon/CMS
            Healthcare  Corporation's  Annual Report on Form 10-K for the Fiscal
            Year Ended May 31, 1996, is hereby incorporated by reference.
(10)-38     Horizon/CMS  Healthcare  Corporation  1995 Incentive Plan,  filed as
            Exhibit 4.1 to  Horizon/CMS  Healthcare  Corporation's  Registration
            Statement  on  Form  S-8  (Registration  No.  33-63199),  is  hereby incorporated by reference.
(10)-39     Horizon/CMS  Healthcare  Corporation  1995  Non-Employee  Directors'
            Stock Option Plan,  filed as Exhibit 4.2 to  Horizon/CMS  Healthcare
            Corporation's  Registration  Statement on Form S-8 (Registration No.
            33-63199), is hereby incorporated by reference.
(10)-40     First  Amendment to Horizon  Healthcare  Corporation  Employee Stock
            Purchase  Plan,  filed as Exhibit  10.18 to  Horizon/CMS  Healthcare
            Corporation's  Annual  Report on Form 10-K for the Fiscal Year Ended
            May 31, 1996, is hereby incorporated by reference.
(10)-41     Continental Medical Systems, Inc. 1994 Stock Option Plan (as amended and  restated  effective  December  1,  1991),  Amendment  No.  1 to
            Continental  Medical  Systems,  Inc.  1986  Stock  Option  Plan  and
            Amendment  No. 2 to  Continental  Medical  Systems,  Inc. 1986 Stock
            Option  Plan,  filed  as  Exhibit  4.1  to  Horizon/CMS   Healthcare
            Corporation's  Registration  Statement on Form S-8 (Registration No.
            33-61697), is hereby incorporated by reference.
(10)-42     Continental Medical Systems, Inc. 1989 Non-Employee Directors' Stock
            Option Plan (as amended and  restated  effective  December 1, 1991),
            filed  as  Exhibit  4.2  to  Horizon/CMS  Healthcare   Corporation's
            Registration  Statement on Form S-8 (Registration No. 33-61697),  is
            hereby incorporated by reference.

(10)-43     Continental  Medical  Systems,  Inc.  1992 CEO Stock Option Plan and
            Amendment No. 1 to Continental Medical Systems,  Inc. 1992 CEO Stock
            Option  Plan,  filed  as  Exhibit  4.3  to  Horizon/CMS   Healthcare
            Corporation's  Registration  Statement on Form S-8 (Registration No.
            33-61697), is hereby incorporated by reference.
(10)-44     Continental  Medical Systems,  Inc. 1993  Nonqualified  Stock Option
            Plan,  Amendment No. 1 to  Continental  Medical  Systems,  Inc. 1993
            Nonqualified  Stock Option Plan and Amendment  No. 2 to  Continental
            Medical Systems,  Inc. 1993 Nonqualified Stock Option Plan, filed as
            Exhibit 4.4 to  Horizon/CMS  Healthcare  Corporation's  Registration
            Statement  on  Form  S-8  (Registration  No.  33-61697),  is  hereby incorporated by reference.
(10)-45     Continental  Medical Systems,  Inc. 1994 Stock Option Plan, filed as
            Exhibit 4.5 to  Horizon/CMS  Healthcare  Corporation's  Registration
            Statement  on  Form  S-8  (Registration  No.  33-61697),  is  hereby incorporated by reference.
(10)-46     The Company Doctor Amended and Restated  Omnibus Stock Plan of 1995,
            filed as Exhibit 4.1 to HEALTHSOUTH's Registration Statement on Form
            S-8  (Registration  No.  333-59895),   is  hereby   incorporated  by
            reference.
(10)-47     National  Surgery  Centers,  Inc.  Amended and  Restated  1992 Stock
            Option  Plan,  filed as Exhibit  4.1 to  HEALTHSOUTH's  Registration
            Statement  on Form  S-8  (Registration  No.  333-59887),  is  hereby incorporated by reference.
(10)-48     National Surgery  Centers,  Inc. 1997  Non-Employee  Directors Stock
            Option  Plan,  filed as Exhibit  4.2 to  HEALTHSOUTH's  Registration
            Statement  on Form  S-8  (Registration  No.  333-59887),  is  hereby incorporated by reference.
(10)-49     Employment  Agreement,  dated  April 1,  1998,  between  HEALTHSOUTH
            Corporation  and  James P.  Bennett,  filed as  Exhibit  (10)-49  to
            HEALTHSOUTH's  Annual  Report on Form 10-K for the Fiscal Year Ended
            December 31, 1998, is hereby incorporated by reference.
(10)-50     Employment  Agreement,  dated  April 1,  1998,  between  HEALTHSOUTH
            Corporation  and  P.  Daryl  Brown,  filed  as  Exhibit  (10)-50  to
            HEALTHSOUTH's  Annual  Report on Form 10-K for the Fiscal Year Ended
            December 31, 1998, is hereby incorporated by reference.
(10)-51     Employment  Agreement,  dated  April 1,  1998,  between  HEALTHSOUTH
            Corporation  and  Thomas W.  Carman,  filed as  Exhibit  (10)-51  to
            HEALTHSOUTH's  Annual  Report on Form 10-K for the Fiscal Year Ended
            December 31, 1998, is hereby incorporated by reference.
(10)-52     Employment  Agreement,  dated  April 1,  1998,  between  HEALTHSOUTH
            Corporation  and  Michael D.  Martin,  filed as  Exhibit  (10)-52 to
            HEALTHSOUTH's  Annual  Report on Form 10-K for the Fiscal Year Ended
            December 31, 1998, is hereby incorporated by reference.
(10)-53     Employment  Agreement,  dated  April 1,  1999,  between  HEALTHSOUTH
            Corporation and Anthony J. Tanner
(10)-54     Employment  Agreement,  dated  April 1,  1998,  between  HEALTHSOUTH
            Corporation  and  Patrick A.  Foster,  filed as  Exhibit  (10)-54 to
            HEALTHSOUTH's  Annual  Report on Form 10-K for the Fiscal Year Ended
            December 31, 1998, is hereby incorporated by reference.
(10)-55     Employment  Agreement,  dated  April 1,  1998,  between  HEALTHSOUTH
            Corporation  and  Robert E.  Thomson,  filed as  Exhibit  (10)-55 to
            HEALTHSOUTH's  Annual  Report on Form 10-K for the Fiscal Year Ended
            December 31, 1998, is hereby incorporated by reference.

(10)-56     Lease  Agreement,  dated  December 18, 1998,  between First Security
            Bank, National  Association,  as Owner Trustee under the HEALTHSOUTH
            Corporation Trust 1998-1, as Lessor, and HEALTHSOUTH Corporation, as
            Lessee,  filed as Exhibit (10)-56 to HEALTHSOUTH's  Annual Report on
            Form 10-K for the Fiscal Year Ended December 31, 1998, is hereby incorporated by reference.
(10)-57     Participation Agreement,  dated December 18, 1998, among HEALTHSOUTH
            Corporation as Lessee, First Security Bank, National Association, as
            Owner Trustee under the HEALTHSOUTH  Corporation  Trust 1998-1,  the
            Holders and the Lenders  Party  Thereto From Time to Time,  Deutsche
            Bank A.G. New York Branch and  NationsBank,  N.A.,  filed as Exhibit
            (10)-57 to  HEALTHSOUTH's  Annual Report on Form 10-K for the Fiscal
            Year Ended December 31, 1998, is hereby incorporated by reference
(10)-58     Short Term Credit Agreement, among HEALTHSOUTH Corporation,  Bank of
            America, N.A., Citicorp USA, Inc. and the Lenders Party Thereto From
            Time to Time, dated December 15, 1999.
(10)-59     1999 Exchange Stock Option Plan, filed as Exhibit 3 to HEALTHSOUTH's
            Registration Statement on Form S-8 (Registration No. 333-80073), is hereby incorporated by reference.
(10)-60     1999 Executive Equity Loan Plan.
(21)        Subsidiaries of HEALTHSOUTH Corporation.
(23)        Consent of Ernst & Young LLP.
(27)        Financial Data Schedule.


(d) Financial Statement Schedules.

     Schedule II:    Valuation and Qualifying Accounts

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS





              COLUMN A                 COLUMN B                   COLUMN C                     COLUMN D        COLUMN E
----------------------------------- -------------- --------------------------------------- ---------------- --------------
                                      BALANCE AT    ADDITIONS CHARGED   ADDITIONS CHARGED
                                     BEGINNING OF      TO COSTS AND     TO OTHER ACCOUNTS     DEDUCTIONS      BALANCE AT
            DESCRIPTION                 PERIOD           EXPENSES            DESCRIBE          DESCRIBE      END OF PERIOD
----------------------------------- -------------- ------------------- ------------------- ---------------- --------------
                                                                        (IN THOUSANDS)
Year ended December 31, 1997:
 Allowance for doubtful accounts ..    $ 77,083          $ 74,743          $  43,077(1)      $   67,331(2)     $127,572
                                       ========          ========          ===========       ============      ========
Year ended December 31, 1998:
 Allowance for doubtful accounts ..    $127,572          $112,202          $  18,524(1)      $  114,609(2)     $143,689
                                       ========          ========          ===========       ============      ========
Year ended December 31, 1999:
 Allowance for doubtful accounts ..    $143,689          $342,708          $  16,314(1)      $  199,097(2)     $303,614
                                       ========          ========          ===========       ============      ========


----------
(1) Allowances of acquisitions in years 1997, 1998 and 1999, respectively.

(2) Write-offs of uncollectible patient accounts receivable.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        HEALTHSOUTH CORPORATION


                                        By:       RICHARD M. SCRUSHY
                                           ------------------------------------

                                                  Richard M. Scrushy,
                                                Chairman of the Board
                                              and Chief Executive Officer


                                        Date: March 30, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





        SIGNATURE                          CAPACITY                       DATE
-------------------------   -------------------------------------   ---------------
    RICHARD M. SCRUSHY              Chairman of the Board           March 30, 2000
-----------------------            and Chief Executive Officer
     Richard M. Scrushy                  and Director

      WILLIAM T. OWENS               Executive Vice President       March 30, 2000
-----------------------            and Chief Financial Officer
      William T. Owens

       WESTON L. SMITH          Senior Vice President-Finance       March 30, 2000
-----------------------     and Controller (Principal Accounting
       Weston L. Smith                     Officer)

       C. SAGE GIVENS                     Director                  March 30, 2000
-----------------------
        C. Sage Givens

  CHARLES W. NEWHALL III                  Director                  March 30, 2000
-----------------------
  Charles W. Newhall III

      GEORGE H. STRONG                    Director                  March 30, 2000
-----------------------
      George H. Strong

     PHILLIP C. WATKINS                   Director                  March 30, 2000
-----------------------
     Phillip C. Watkins

    JOHN S. CHAMBERLIN                    Director                  March 30, 2000
-----------------------
     John S. Chamberlin


        JAN L. JONES
-----------------------
        Jan L. Jones                     Director                   March 30, 2000
      JAMES P. BENNETT                   Director                   March 30, 2000
-----------------------
       James P. Bennett
        P. DARYL BROWN                   Director                   March 30, 2000
-----------------------
        P. Daryl Brown
        JOEL C. GORDON                   Director                   March 30, 2000
-----------------------
        Joel C. Gordon
   LARRY D. STRIPLIN, JR.                Director                   March 30, 2000
-----------------------
   Larry D. Striplin, Jr.