Form 10-Q
period 2000-03-31
HEALTHSOUTH CORP
filed 2000-05-15
CIK 785161

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000; or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     _____________.

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

                                YES   X   NO
                                    -----      -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                Outstanding at May 9, 2000
               -----                                --------------------------
       COMMON STOCK, PAR VALUE                           385,438,613 SHARES
          $.01 PER SHARE

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                                      INDEX

PART 1 -- FINANCIAL INFORMATION

                                                                                       Page
                                                                                       ----
Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 2000 (Unaudited)                       3
         and December 31, 1999

         Consolidated Statements of Income (Unaudited) -- Three Months
         Ended March 31, 2000 and 1999                                                  5

         Consolidated Statements of Cash Flows (Unaudited) -- Three Months
         Ended March 31, 2000 and 1999                                                  6

         Notes to Consolidated Financial Statements (Unaudited) -- Three Months
         Ended March 31, 2000 and 1999                                                  8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                            12

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                              18

Item 2.  Changes in Securities                                                          18

Item 6.  Exhibits and Reports on Form 8-K                                               19

PART I -- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                       MARCH 31,              DECEMBER 31,
                                                                         2000                     1999
                                                                    ----------------         ---------------
                                                                      (Unaudited)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                    $         138,326        $        129,400
     Other marketable securities                                              2,190                   3,482
     Accounts receivable                                                    913,883                 898,529
     Inventories, prepaid expenses, and
        other current assets                                                224,860                 200,047
     Income tax refund receivable                                            39,438                  39,438
                                                                    ----------------         ---------------
                                         TOTAL CURRENT ASSETS             1,318,697               1,270,896

OTHER ASSETS                                                                262,732                 229,964

PROPERTY, PLANT AND EQUIPMENT--NET                                        2,545,064               2,502,967

INTANGIBLE ASSETS--NET                                                    2,808,097               2,828,507
                                                                    ----------------         ---------------

TOTAL ASSETS                                                      $       6,934,590        $      6,832,334
                                                                    ================         ===============

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)


                                                                       March 31,                December 31,
                                                                         2000                      1999
                                                                       ---------                ------------
                                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                             $           6,594        $         76,549
     Salaries and wages payable                                              91,517                  93,046
     Deferred income taxes                                                  124,481                 108,168
     Accrued interest payable and other liabilities                         115,366                 102,604
     Current portion of long-term debt                                       54,577                  37,818
                                                                    ----------------         ---------------
                                    TOTAL CURRENT LIABILITIES               392,535                 418,185

LONG-TERM DEBT                                                            3,135,419               3,076,830

DEFERRED REVENUE AND OTHER LONG-TERM LIABILITIES                              6,475                   4,573

MINORITY INTERESTS--LIMITED PARTNERSHIPS                                    132,944                 126,384

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.10 par value--1,500,000
        shares authorized; issued and outstanding--
        none                                                                      0                       0
     Common Stock, $.01 par value--600,000,000
        shares authorized; 424,103,000 and 423,982,000
        shares issued at March 31, 2000 and
        December 31, 1999, respectively                                       4,241                   4,240
     Additional paid-in capital                                           2,584,984               2,584,572
     Retained earnings                                                    1,010,846                 948,385
     Treasury stock                                                        (280,523)               (278,504)
     Receivable from Employee Stock Ownership Plan                           (7,898)                 (7,898)
     Notes receivable from stockholders, officers
        and management employees                                            (44,433)                (44,433)
                                                                    ----------------         ---------------

                                   TOTAL STOCKHOLDERS' EQUITY             3,267,217               3,206,362
                                                                    ----------------         ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $       6,934,590        $      6,832,334
                                                                    ================         ===============

See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED - IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                               Three Months Ended
                                                                    March 31,
                                                      -------------------------------------
                                                           2000                 1999
                                                      ----------------     ----------------
Revenues                                            $       1,021,335    $       1,030,547

Operating unit expenses                                       693,993              644,736
Corporate general and administrative expenses                  34,021               25,154
Provision for doubtful accounts                                23,256               19,700
Depreciation and amortization                                  89,655               94,412
Interest expense                                               49,560               42,727
Interest income                                                (2,835)              (2,620)
                                                      ----------------     ----------------
                                                              887,650              824,109
                                                      ----------------     ----------------
     Income before income taxes and
          minority interests                                  133,685              206,438
Provision for income taxes                                     42,651               71,756
                                                      ----------------     ----------------
     Income before minority interests                          91,034              134,682
Minority interests                                            (25,708)             (24,777)
                                                      ----------------     ----------------

     Net income                                     $          65,326    $         109,905
                                                      ================     ================



Weighted average common shares outstanding                    385,644              419,036
                                                      ================     ================


Net income per common share                         $            0.17    $            0.26
                                                      ================     ================

Weighted average common shares
     outstanding -- assuming dilution                         389,019              442,073
                                                      ================     ================

Net income per common share --
     assuming dilution                              $            0.17    $            0.26
                                                      ================     ================

See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)


                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                    -----------------------
                                                                                       2000         1999
                                                                                    ----------   ----------
OPERATING ACTIVITIES
    Net income                                                                      $  65,326    $ 109,905
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                                  89,655       94,412
        Provision for doubtful accounts                                                23,256       19,700
        Income applicable to minority interests of
           limited partnerships                                                        25,708       24,777
        Provision for deferred income taxes                                                 -       25,081
        Changes in operating assets and liabilities, net of
           effects of acquisitions:
              Accounts receivable                                                     (38,485)     (98,142)
              Inventories, prepaid expenses and other current
                 assets                                                               (24,784)      20,812
              Accounts payable and accrued expenses                                   (63,624)      19,126
                                                                                    ---------    ---------

                                                            NET CASH PROVIDED BY
                                                            OPERATING ACTIVITIES       77,052      215,671
INVESTING ACTIVITIES
    Purchases of property, plant and equipment                                        (90,052)    (102,083)
    Proceeds from sale of property, plant and equipment                                   217        3,488
    Additions to intangible assets, net of effects of
      acquisitions                                                                     (1,728)      (5,186)
    Assets obtained through acquisitions, net of liabilities
      assumed                                                                         (13,189)      (2,834)
    Payments on purchase accounting accruals                                                -      (16,330)
    Other changes                                                                     (11,798)       3,225
    Proceeds received on sale of other marketable
      securities                                                                        1,359           10
    Investments in other marketable securities                                            (67)           -
                                                                                    ---------    ---------

                                                           NET CASH USED IN
                                                           INVESTING ACTIVITIES      (115,258)    (119,710)

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           (UNAUDITED - IN THOUSANDS)


                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                      --------------------------
                                                                                         2000         1999
                                                                                      -----------  -------------
FINANCING ACTIVITIES
    Proceeds from borrowings                                                          $ 327,000    $  50,464
    Principal payments on long-term debt                                               (256,249)     (63,186)
    Proceeds from exercise of options                                                       413        1,957
    Purchase of treasury stock                                                           (2,019)     (83,204)
    Decrease in loans to stockholders                                                         -            8
    Proceeds from investment by minority interests                                          126        2,562
    Purchase of limited partnership units                                                (2,865)      (4,222)
    Payment of cash distributions to limited partners                                   (19,274)     (22,895)
                                                                                      ---------    ---------

                                                  NET CASH PROVIDED BY (USED IN)
                                                  FINANCING ACTIVITIES                   47,132     (118,516)
                                                                                      ---------    ---------

                                                 INCREASE (DECREASE) IN CASH AND
                                                 CASH EQUIVALENTS                         8,926      (22,555)

    Cash and cash equivalents at beginning of period                                    129,400      138,827
                                                                                      ---------    ---------

                                                       CASH AND CASH EQUIVALENTS
                                                       AT END OF PERIOD               $ 138,326    $ 116,272
                                                                                      =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
      Interest                                                                        $  32,372    $  21,044
      Income taxes                                                                        5,884       11,802



See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


NOTE 1 --   The  accompanying  consolidated  financial  statements  include  the
            accounts  of  HEALTHSOUTH   Corporation   (the  "Company")  and  its
            subsidiaries.  This  information  should be read in conjunction with the  Company's  Annual Report on Form 10-K for the fiscal year ended
            December 31, 1999. It is management's  opinion that the accompanying consolidated financial statements reflect all adjustments (which are
            normal  recurring   adjustments,   except  as  otherwise  indicated)
            necessary for a fair presentation of the results for the interim period and the comparable period presented.

NOTE 2 --   The Company has a $1,750,000,000 revolving credit facility with Bank of America,  N.A. ("Bank of America") and other  participating banks
            (the "1998 Credit Agreement"). Interest on the 1998 Credit Agreement is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. The Company is required to pay a fee based on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on June 22, 2003. The Company has provided a negative pledge on all assets under the 1998 Credit Agreement. At March 31, 2000, the effective interest rate associated with the 1998 Credit Agreement was approximately
            6.5%.

            The Company also has a Short Term Credit Agreement with Bank of America (as amended, the "Short Term Credit Agreement"), providing for a $250,000,000 short term revolving credit facility. The terms of the Short Term Credit Agreement are substantially consistent with those of the 1998 Credit Agreement. Interest on the Short Term Credit Agreement is paid based on LIBOR plus a predetermined margin or a base rate. The Company is required to pay a fee on the unused portion of the credit facility ranging from 0.30% to 0.50%, depending on certain defined ratios. The principal amount is payable in full on December 12, 2000. At March 31, 2000, there were no amounts outstanding under the Short Term Credit Agreement.

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

            At March 31, 2000, and December 31, 1999, long-term debt consisted of the following:

                                                                         March 31,          December 31,
                                                                            2000                1999
                                                                      -----------------   -----------------
                                                                                 (In thousands)
                Advances under a $1,750,000,000 credit
                     agreement with banks                                   $1,700,000         $ 1,625,000
                9.5% Senior Subordinated Notes due 2001                        250,000             250,000
                3.25% Convertible Subordinated Debentures
                     due 2003                                                  567,750             567,750
                6.875% Senior Notes due 2005                                   250,000             250,000
                7.0% Senior Notes due 2008                                     250,000             250,000
                Other long-term debt                                           172,246             171,898
                                                                      -----------------   -----------------
                                                                             3,189,996           3,114,648
                Less amounts due within one year                                54,577              37,818
                                                                      -----------------   -----------------
                                                                            $3,135,419         $ 3,076,830
                                                                      =================   =================


NOTE 3 --   During the first three months of 2000,  the Company  acquired  eight outpatient rehabilitation facilities, one outpatient surgery center and three diagnostic imaging centers. The total purchase price of these acquired facilities was approximately $13,189,000. The Company also entered into non-compete agreements totaling approximately
            $1,755,000 in connection with these transactions.

            The cost in excess of the acquired facilities' net asset value was approximately $1,182,000. The results of operations (not material individually or in the aggregate) of these acquisitions are included in the consolidated financial statements from their respective acquisition dates.

NOTE 4 --   During  1998,  the Company  recorded  impairment  and  restructuring
            charges   related  to  the  Company's   decision  to  close  certain
            facilities that did not fit with the Company's strategic vision, underperforming facilities and facilities not located in target markets (the "Fourth Quarter 1998 Charge"). As of May 9, 2000, approximately 96% of the locations identified in the Fourth Quarter
            1998 Charge had been closed.

            Details of the impairment and restructuring charge activity for the first quarter of 2000 are as follows:


                                                                        Activity
                                                                        --------
                                                   Balance at       Cash        Non-Cash     Balance at
                 Description                        12/31/99      Payments    Impairments     03/31/00
               --------------------------------------------------------------------------------------------
                                                                             (In thousands)
               Fourth Quarter 1998 Charge:

                    Lease abandonment costs         $   32,366    $   1,424       $      -     $  30,942
                    Other incremental costs              7,011        1,152              -         5,859
                                                  ---------------------------------------------------------

               Total Fourth Quarter 1998 Charge     $   39,377    $   2,576       $      -     $  36,801
                                                  =========================================================


            The remaining balance at March 31, 2000 is included in accrued interest payable and other liabilities in the accompanying balance sheet.

NOTE 5 --   The Company has adopted the  provisions  of  Statement  of Financial
            Accounting  Standards ("SFAS") No. 131,  "Disclosures about Segments of an  Enterprise  and Related  Information".  SFAS 131 requires the utilization  of a  "management  approach"  to define  and report the financial  results of operating  segments.  The management  approach defines  operating  segments  along the lines used by  management to assess  performance  and  make  operating  and  resource  allocation decisions. Late in the third quarter of 1999, the Company eliminated its  separate  divisional  management  for its  outpatient  lines of
            business,   and  reorganized  its  management  under  the  following
            divisions:  (1) Outpatient  Services  East, (2) Outpatient  Services
            West and (3) Inpatient and Other  Clinical  Services.  The inpatient and other  clinical  services  segment  includes the  operations  of inpatient rehabilitation  facilities and medical centers, as well as the  operations of certain  physician  practices and other  clinical services which are managerially aligned with inpatient services. The
            management  of  outpatient   rehabilitation   facilities  (including
            occupational  medicine  centers),  outpatient  surgery  centers  and outpatient  diagnostic  centers was realigned from their  respective divisions to either the East or West outpatient  services  division.
            The Company has aggregated  the financial  results of its outpatient services  divisions  into the  outpatient  services  segment.  These divisions  have common  economic  characteristics,  provide  similar
            services,   serve  a  similar  class  of  customers,   cross-utilize
            administrative   services   and   operate  in   similar   regulatory
            environment. 1999 segment information has been restated to reflect the management reorganization.

            Operating results and other financial data are presented for the principal operating segments as follows:

                                                                               Three Months Ended
                                                                                    March 31,
                                                                            2000                 1999
                                                                      -----------------    -----------------
                                                                                 (In thousands)
                 Revenues:
                     Inpatient and other clinical services                   $ 466,746            $ 482,207
                     Outpatient services                                       539,762              518,853
                                                                      -----------------    -----------------
                                                                             1,006,508            1,001,060
                     Unallocated corporate office                               14,827               29,487
                                                                      -----------------    -----------------
                 Consolidated revenues                                     $ 1,021,335          $ 1,030,547
                                                                      =================    =================

                 Income before minority interests and income taxes:
                     Inpatient and other clinical services                    $ 88,134            $ 118,300
                     Outpatient services                                       113,774              132,636
                                                                      -----------------    -----------------
                                                                               201,908              250,936
                     Unallocated corporate office                              (68,223)             (44,498)
                                                                      -----------------    -----------------
                 Consolidated income before minority interests
                 and income taxes                                            $ 133,685            $ 206,438
                                                                      =================    =================



NOTE 6 --   During  the  first  three  months  of  2000,  the  Company   granted
            nonqualified stock options to certain Directors, employees and others for 3,491,500 shares of Common Stock at exercise prices ranging from $4.875 to $5.25 per share.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         HEALTHSOUTH provides outpatient and rehabilitative healthcare services through our inpatient and outpatient rehabilitation facilities, surgery centers, diagnostic centers and medical centers. We have expanded our operations through the acquisition or opening of new facilities and satellite locations and by enhancing our existing operations. As of March 31, 2000, we had 2,029 locations in 50 states, Puerto Rico, the United Kingdom and Australia (excluding facilities being closed, consolidated or held for sale), including 1,426 outpatient rehabilitation locations, 120 inpatient rehabilitation facilities, five medical centers, 228 surgery centers, 128 diagnostic centers and 122 occupational medicine centers.

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

         We determine the amortization period of the cost in excess of net asset value of purchased facilities based on an evaluation of the facts and circumstances of each individual purchase transaction. The evaluation includes an analysis of historic and projected financial performance, an evaluation of the estimated useful life of the buildings and fixed assets acquired, the indefinite useful life of certificates of need and licenses acquired, the competition within local markets, lease terms where applicable, and the legal terms of partnerships where applicable. We utilize independent appraisers and rely on our own management expertise in evaluating each of the factors noted above. With respect to the carrying value of the excess of cost over net asset value of individual purchased facilities and other intangible assets, we determine on a quarterly basis whether an impairment event has occurred by considering factors such as the market value of the asset, a significant adverse change in legal factors or in the business climate, adverse action by regulators, a history of operating losses or cash flow losses, or a projection of continuing losses associated with an operating entity. The carrying value of excess cost over net asset value of purchased facilities and other intangible assets will be evaluated if the facts and circumstances suggest that it has been impaired. If this evaluation indicates that the value of the asset will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, our carrying value of the asset will be reduced to the estimated fair market value. Fair value is determined based on the individual facts and circumstances of the impairment event, and the available information related to it. Such information might include quoted market prices, prices for comparable assets, estimated future cash flows discounted at a rate commensurate with the risks involved, and independent appraisals. For purposes of analyzing impairment, assets are generally grouped at the individual operational facility level, which is the lowest level for which there are identifiable cash flows. If the group of assets being tested was acquired by the Company as part of a purchase business combination, any goodwill that arose as part of the transaction is included as part of the asset grouping.

         In 1998, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires an enterprise to report operating segments based upon the way its operations are managed. This approach defines operating segments along the lines used by management to assess performance and make operating and resource allocation decisions. Based on our management and reporting structure, segment information has been presented for (1) inpatient and other clinical services and (2) outpatient services.

         The inpatient and other clinical services segments includes the operations of our inpatient rehabilitation facilities and medical centers, as well as the operations of certain physician practices and other clinical services which are managerially aligned with our inpatient services. The outpatient services division (East and West) includes the operations of our outpatient rehabilitation facilities (including occupational medicine centers), outpatient surgery centers and outpatient diagnostic centers. We have aggregated the financial results of the East and West outpatient services divisions into the outpatient services segment. The divisions have common economic characteristics, provide similar services, serve a similar class of customers, cross-utilize administrative services and operate in a similar regulatory environment. 1999 segment information has been restated to reflect the management reorganization.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2000

         Our operations generated revenues of $1,021,335,000 for the quarter ended March 31, 2000, a decrease of $9,212,000, or 0.89%, as compared to the same period in 1999. The decrease in revenues is primarily attributable to declines in government reimbursement as a result of the Balanced Budget Act of 1997. Same store revenues for the quarter ended March 31, 2000 were $1,002,180,000, a decrease of $28,367,000, or 2.8%, as compared to the same period in 1999. New store revenues were $19,155,000. Revenues generated from patients under the Medicare and Medicaid programs respectively accounted for 30.0% and 2.3% of revenue for the first quarter of 2000, compared to 33.6% and 2.2% for the same period in 1999. Revenues from any other single third-party payor were not significant in relation to our revenues. During the first quarter of 2000, same store outpatient visits, inpatient days, surgical cases and diagnostic cases increased (decreased) 7.5%, 4.5%, (0.1)% and 0.1%, respectively. Revenue per outpatient visit, inpatient day, surgical case and diagnostic case for same store operations increased (decreased) by (6.7)%, (6.3)%, 3.8% and (13.5)%, respectively.

         Operating expenses, at the operating unit level, were $693,993,000, or 67.9% of revenues, for the quarter ended March 31, 2000, compared to 62.6% of revenues for the first quarter of 1999. Same store operating expenses, excluding discontinued home health operations, were $679,597,000, or 67.8% of comparable revenue. New store operating expenses were $14,396,000, or 75.2% of comparable revenue. Corporate general and administrative expenses increased from $25,154,000 during the 1999 quarter to $34,021,000 during the 2000 quarter. As a percentage of revenue, corporate general and administrative expenses increased from 2.4% during the 1999 quarter to 3.3% in the 2000 quarter. However, when compared to the fourth quarter of 1999 corporate general and administrative expenses of $33,681,000, corporate general and administrative expenses increased by $340,000, or 1.01%. The provision for doubtful accounts was $23,256,000, or 2.3% of revenues, for the first quarter of 2000, compared to $19,700,000, or 1.9% of revenues, for the same period in 1999. Management believes that the allowance for doubtful accounts generated by this provision is adequate to cover any uncollectible revenues.

         Depreciation and amortization expense was $89,655,000 for the quarter ended March 31, 2000, compared to $94,412,000 for the same period in 1999. The decrease was primarily attributable to the full amortization of certain intangible assets. Interest expense was $49,560,000 for the quarter ended March 31, 2000, compared to $42,727,000 for the quarter ended March 31, 1999. The increase is primarily attributable to the increase in outstanding debt. For the first quarter of 2000, interest income was $2,835,000, compared to $2,620,000 for the first quarter of 1999.

         Income before minority interests and income taxes for the first quarter of 2000 was $133,685,000, compared to $206,438,000 for the same period in 1999.
Minority interests decreased income before income taxes by $25,708,000 for the quarter ended March 31, 2000, compared to decreasing income before income taxes by $24,777,000 for the first quarter of 1999. The provision for income taxes for the first quarter of 2000 was $42,651,000, compared to $71,756,000 for the same period in 1999. The effective tax rate was 39.5% for the quarters ended March 31, 2000 and 1999. Net income for the first quarter of 2000 was $65,326,000, compared to $109,905,000 for the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, we had working capital of $926,162,000, including cash and marketable securities of $140,516,000. Working capital at December 31, 1999, was $852,711,000, including cash and marketable securities of $132,882,000. For the first three months of 2000, cash provided by operating activities was $77,052,000, compared to $215,671,000 for the same period in 1999. The decrease is primarily attributable to the decline in net income and the effect of implementing short term cash management procedures in the fourth quarter of 1999 designed to ensure adequate liquidity in the event of year 2000 date change difficulties. Additions to property, plant, and equipment and acquisitions accounted for $90,052,000 and $13,189,000, respectively, during the first three months of 2000. Those same investing activities accounted for $102,083,000 and $2,834,000, respectively, in the same period in 1999. Financing activities provided $47,132,000 and used $118,516,000 during the first three months of 2000 and 1999, respectively. Net borrowing proceeds (reductions) (borrowing less principal reductions) for the first three months of 2000 and 1999 were $70,751,000 and $(12,722,000), respectively.

         Net accounts receivable were $913,883,000 at March 31, 2000, compared to $898,529,000 at December 31, 1999. The number of days of average quarterly revenues in ending receivables at March 31, 2000, was 81.4, compared to 82.6 days of average quarterly revenues in ending receivables at December 31, 1999. The concentration of net accounts receivable from patients, third-party payors, insurance companies and others at March 31, 2000, is consistent with the related concentration of revenues for the period then ended.

         We have a $1,750,000,000 revolving credit facility with Bank of America, N.A. ("Bank of America") and other participating banks (the "1998 Credit Agreement"). Interest on the 1998 Credit Agreement is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. We are required to pay a fee based on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on June 22, 2003. We have provided a negative pledge on all assets under the 1998 Credit Agreement. The effective interest rate on the average outstanding balance under the 1998 Credit Agreement was 6.5% for the three months ended March 31, 2000, compared to the average prime rate of 8.7% during the same period. At March 31, 2000, we had drawn $1,700,000,000 under the 1998 Credit Agreement.

         We also have a Short Term Credit Agreement with Bank of America (as amended, the "Short Term Credit Agreement"), providing for a $250,000,000 short term revolving credit facility. The terms of the Short Term Credit Agreement are substantially consistent with those of the 1998 Credit Agreement. Interest on the Short Term Credit Agreement is paid based on LIBOR plus a predetermined margin or a base rate. We are required to pay a fee on the unused portion of the credit facility ranging from 0.30% to 0.50%, depending on certain defined ratios. The principal amount is payable in full on December 12, 2000.

At March 31, 2000, there were no amounts outstanding under the Short Term Credit Agreement.

           On March 20, 1998, we issued $500,000,000 in 3.25% Convertible Subordinated Debentures due 2003 (the "3.25% Convertible Debentures") in a private placement. An additional $67,750,000 principal amount of the 3.25% Convertible Debentures was issued on March 31, 1998 to cover underwriters' overallotments. Interest is payable on April 1 and October 1. The 3.25% Convertible Debentures are convertible into HEALTHSOUTH common stock at the option of the holder at a conversion price of $36.625 per share. The conversion price is subject to adjustment upon the occurrence of (a) a subdivision, combination or reclassification of outstanding shares of our common stock, (b) the payment of a stock dividend or stock distribution on any shares of our capital stock, (c) the issuance of rights or warrants to all holders of our common stock entitling them to purchase shares of our common stock at less than the current market price, or (d) the payment of certain other distributions with respect to our common stock. In addition, we may, from time to time, lower the conversion price for periods of not less than 20 days, in our discretion. We used net proceeds from the issuance of the 3.25% Convertible Debentures to pay down indebtedness outstanding under our then-existing credit facilities.

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

         On February 8, 1999, we announced a plan to repurchase up to 70,000,000 shares of our common stock over the next 36 months through open market purchases, block trades or privately negotiated transactions. As of March 31, 2000, we had repurchased approximately 36,700,637 shares under this plan.

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

         Although we are continually considering and evaluating acquisitions and opportunities for future growth, we have not entered into any agreements with respect to material future acquisitions. We believe that existing cash, cash flow from operations, and borrowings under existing credit facilities will be sufficient to satisfy our estimated cash requirements for the next twelve months and for the reasonably foreseeable future.

         Inflation in recent years has not had a significant effect on our business, and is not expected to adversely affect us in the future unless it increases significantly.

EXPOSURES TO MARKET RISK

         We are exposed to market risk related to changes in interest rates. The impact on earnings and value of market risk-sensitive financial instruments (principally marketable security investments and long-term debt, as well as the interest rate swaps described below) is subject to change as a result of movements in market rate and prices. We use sensitivity analysis models to evaluate these impacts. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features.

         Our investment in marketable securities was $2,190,000 at March 31, 2000, which represents less than 1% of total assets at that date. These securities are generally short-term, highly liquid instruments and, accordingly, their fair value approximates cost. Earnings on investments in marketable securities are not significant to our results of operations, and therefore any changes in interest rates would have a minimal impact on future pre-tax earnings.

         As described below, a significant portion of our long-term indebtedness is subject to variable rates of interest, generally equal to LIBOR plus a predetermined percentage. In October 1999, we entered into three short-term interest rate swap arrangements intended to hedge our exposure to rising interest rates resulting from the capital markets' perception of risks associated with year 2000 issues. Each of these arrangements had a notional amount of $250,000,000 and matured six months from the date of the original transaction. The notional amounts are used to measure interest to be paid or received and do not represent an amount of exposure to credit loss. In each of these arrangements, we paid the counterparty a fixed rate of interest on the notional amount, and the counterparty paid us a variable rate of interest equal to the 90-day LIBOR rate. The variable rate paid to us by the counterparty was reset once during the term of the swap. Thus, these interest rate swaps had the effect of fixing the interest rates on an aggregate of $750,000,000 of our variable-rate debt through their maturity dates. The arrangements matured at various dates in April 2000. At March 31, 2000, the weighted average interest rate we were obligated to pay under these interest rate swaps was 5.978%, and the weighted average interest rate we received was 5.974%.

         With respect to our interest-bearing liabilities, approximately $1,700,000,000 in long-term debt at March 31, 2000 is subject to variable rates of interest, while the remaining balance in long-term debt of $1,489,996,000 is subject to fixed rates of interest, prior to giving effect to the interest rate swaps described above (see Note 2 of "Notes to Consolidated Financial Statements" for further description). This compares to $1,625,000,000 in long-term debt subject to variable rates of interest and $1,489,648,000 in long-term debt subject to fixed rates of interest at December 31, 1999. The fair value of our total long-term debt, based on discounted cash flow analyses, approximates its carrying value at March 31, 2000 and December 31, 1999 except for the 3.25% Convertible Debentures, 6.875% Senior Notes and 7.0% Senior Notes. The fair value of the 3.25% Convertible Debentures was approximately $444,000,000 and $443,000,000 at March 31, 2000 and December 31, 1999,
respectively. The fair value of the 6.875% Senior Notes due 2005 was approximately $216,650,000 and $216,600,000 at March 31, 2000 and December 31, 1999, respectively. The fair value of the 7% senior Notes due 2008 was approximately $206,875,000 and $207,250,000 at March 31, 2000 and December 31, 1999, respectively. Based on a hypothetical 1% increase in interest rates, the potential losses in future annual pre-tax earnings would be approximately $17,000,000. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined considering the impact of the hypothetical interest rates on our borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

         Foreign operations, and the related market risks associated with foreign currency, are currently insignificant to our results of operations and financial position.

FORWARD-LOOKING STATEMENTS

         Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this Quarterly Report on Form 10-Q concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, HEALTHSOUTH, through its senior management, from time to time makes forward-looking public statements concerning our expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting our best judgment based upon current information, involve a number of risks and uncertainties and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that other factors will not affect the accuracy of such forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to, changes in the regulation of the healthcare industry at either or both of the federal and state levels, changes or delays in reimbursement for our services by governmental or private payors, competitive pressures in the healthcare industry and our response thereto, our ability to obtain and retain favorable arrangements with third-party payors, unanticipated delays in the implementation of our Integrated Service Model, general conditions in the economy and capital markets, and other factors which may be identified from time to time in our Securities and Exchange Commission filings and other public announcements.

PART II -- OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         HEALTHSOUTH was served with various lawsuits filed beginning September 30, 1998 purporting to be class actions under the federal and Alabama securities laws. These lawsuits were filed following a decline in our stock price at the end of the third quarter of 1998. Seven such suits were filed in the United States District Court for the Northern District of Alabama. In January 1999, those suits were ordered to be consolidated under the case style In re HEALTHSOUTH Corporation Securities Litigation, Master File No. CV98-O-2634-S. On April 12, 1999, the plaintiffs filed a consolidated amended complaint against HEALTHSOUTH and certain of our current and former officers and directors alleging that, during the period April 24, 1997 through September 30, 1998, the defendants misrepresented or failed to disclose certain material facts concerning our business and financial condition and the impact of the Balanced Budget Act of 1997 on our operations in order to artificially inflate the price of our common stock and issued or sold shares of such stock during the purported class period, all allegedly in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Certain of the named plaintiffs in the consolidated amended complaint also purport to represent separate subclasses consisting of former stockholders of Horizon/CMS Healthcare
Corporation and National Surgery Centers, Inc. who received shares of HEALTHSOUTH common stock in connection with our acquisition of those entities and assert additional claims under Section 11 of the Securities Act of 1933 with respect to the registration of securities issued in those acquisitions.

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


ITEM 2.           CHANGES IN SECURITIES.

(c)      Recent Sales of Unregistered Securities

                  The Company had no sales of unregistered securities during the three months ended March 31, 2000.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

                  11.  Computation of Income Per Share (unaudited)
                  27.  Financial Data Schedule

(b)      Reports on Form 8-K

                  The Company filed no Current Reports on Form 8-K during the three months ended March 31, 2000.

         No other items of Part II are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-Q.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        HEALTHSOUTH CORPORATION
                                                              (Registrant)


Date:  May 15, 2000                                        RICHARD M. SCRUSHY
                                                    ----------------------------
                                                           Richard M. Scrushy
                                                      Chairman of the Board and
                                                       Chief Executive Officer


Date: May 15, 2000                                         WILLIAM T. OWENS
                                                    ----------------------------
                                                           William T. Owens
                                                    Executive Vice President and
                                                       Chief Financial Officer