Form 10-Q
period 2000-06-30
HEALTHSOUTH CORP
filed 2000-07-26
CIK 785161

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

      Quarterly  report  pursuant  to  Section  13 or  15(d)  of the  Securities
/X/   Exchange Act of 1934 for the quarterly period ended June 30, 2000; or

      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to
/ /   _____________.

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


               ONE HEALTHSOUTH PARKWAY, BIRMINGHAM, ALABAMA 35243
               ---------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

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

          Class                                    Outstanding at July 21, 2000

  Common Stock, par value                                 385,653,057 shares
    $.01 per share

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                                      INDEX


PART I -- FINANCIAL INFORMATION

                                                                                      Page
                                                                                      ----


Item 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets - June 30, 2000 (Unaudited)                        3
         and December 31, 1999

         Consolidated Statements of Income (Unaudited) -- Three Months and Six
         Months Ended June 30, 2000 and 1999                                            5

         Consolidated Statements of Cash Flows (Unaudited) -- Six Months
         Ended June 30, 2000 and 1999                                                   6

         Notes to Consolidated Financial Statements (Unaudited) -- Three Months
         and Six Months Ended June 30, 2000 and 1999                                    8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                           13

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

PART I -- FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                              JUNE 30,               DECEMBER 31,
                                                                                2000                     1999
                                                                           ---------------          ---------------
                                                                            (Unaudited)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                           $        170,957         $        129,400
     Other marketable securities                                                    1,140                    3,482
     Accounts receivable--net                                                     916,153                  898,529
     Inventories, prepaid expenses, and
         other current assets                                                     244,169                  200,047
     Income tax refund receivable                                                       0                   39,438
                                                                           ---------------          ---------------
                                               TOTAL CURRENT ASSETS             1,332,419                1,270,896

OTHER ASSETS                                                                      307,388                  229,964

PROPERTY, PLANT AND EQUIPMENT--NET                                              2,648,917                2,502,967

INTANGIBLE ASSETS--NET                                                          2,833,614                2,828,507
                                                                           ---------------         ---------------


TOTAL ASSETS                                                             $      7,122,338         $      6,832,334
                                                                           ===============          ===============


                                     HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                                                  (IN THOUSANDS)



                                                                              JUNE 30,               DECEMBER 31,
                                                                                2000                     1999
                                                                           ---------------          ---------------
                                                                            (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                    $         52,717         $         76,549
     Salaries and wages payable                                                    88,813                   93,046
     Deferred income taxes                                                        140,795                  108,168
     Accrued interest payable and other liabilities                                85,623                  102,604
     Current portion of long-term debt                                            355,578                   37,818
                                                                           ---------------         ---------------

                                          TOTAL CURRENT LIABILITIES               723,526                  418,185

LONG-TERM DEBT                                                                  2,904,419                3,076,830

DEFERRED REVENUE AND OTHER LONG-TERM LIABILITIES                                    7,817                    4,573

MINORITY INTERESTS--LIMITED PARTNERSHIPS                                          152,985                  126,384

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.10 par value--1,500,000
         shares authorized; issued and outstanding--
         none                                                                           0                        0
     Common Stock, $.01 par value--600,000,000
         shares authorized; 424,150,000 and 423,982,000
         shares issued at June 30, 2000 and
         December 31, 1999, respectively                                            4,241                    4,240
     Additional paid-in capital                                                 2,585,676                2,584,572
     Retained earnings                                                          1,075,354                  948,385
     Treasury stock                                                              (280,523)                (278,504)
     Receivable from Employee Stock Ownership Plan                                 (5,415)                  (7,898)
     Notes receivable from stockholders, officers
         and management employees                                                 (45,742)                 (44,433)
                                                                           ---------------          ---------------

                                         TOTAL STOCKHOLDERS' EQUITY             3,333,591                3,206,362
                                                                            ---------------         ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $      7,122,338         $      6,832,334
                                                                           ===============          ===============

See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED - IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                           THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                JUNE 30,                                  JUNE 30,
                                                    ----------------------------------        ----------------------------------
                                                        2000                1999                  2000                1999
                                                    --------------      --------------        --------------      --------------

Revenues                                          $     1,036,322     $     1,047,632       $     2,057,658     $     2,078,179

Operating unit expenses                                   700,462             649,413             1,394,454           1,294,150
Corporate general and administrative expenses              35,706              31,300                69,727              56,454
Provision for doubtful accounts                            24,256              19,262                47,512              38,961
Depreciation and amortization                              90,286              95,881               179,941             190,293
Interest expense                                           52,059              41,795               101,619              84,522
Interest income                                            (2,102)             (2,469)               (4,936)             (5,090)
                                                    --------------      --------------        --------------      --------------
                                                          900,667             835,182             1,788,317           1,659,290
                                                    --------------      --------------        --------------      --------------
     Income before income taxes and
          minority interests                              135,655             212,450               269,341             418,889
Provision for income taxes                                 42,577              74,433                85,229             146,189
                                                    --------------      --------------        --------------      --------------
     Income before minority interests                      93,078             138,017               184,112             272,700
Minority interests                                        (27,865)            (24,012)              (53,573)            (48,788)
                                                    --------------      --------------        --------------      --------------
     Net income                                   $        65,213     $       114,005       $       130,539     $       223,912
                                                    ==============      ==============        ==============      ==============
Weighted average common shares outstanding                385,404             414,193               385,524             416,600
                                                    ==============      ==============        ==============      ==============
Net income per common share                       $          0.17     $          0.28       $          0.34     $          0.54
                                                    ==============      ==============        ==============      ==============
Weighted average common shares
     outstanding -- assuming dilution                     390,376             437,933               389,705             440,129
                                                    ==============      ==============        ==============      ==============
Net income per common share --
     assuming dilution                            $          0.17     $          0.27       $          0.33     $          0.52
                                                    ==============      ==============        ==============      ==============



See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)



                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                    ----------------------------------
                                                                                         2000               1999
                                                                                    ---------------    ---------------

OPERATING ACTIVITIES
    Net income                                                                            $ 130,539          $ 223,912
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                                       179,941            190,293
        Provision for doubtful accounts                                                      47,512             38,961
        Income applicable to minority interests of
           limited partnerships                                                              53,573             48,788
        (Benefit) provision for deferred income taxes                                        (9,747)            46,389
        Changes in operating assets and liabilities, net of
           effects of acquisitions:
              Accounts receivable                                                           (62,245)         (219,386)
              Inventories, prepaid expenses and other current
                 assets                                                                     (44,079)           (32,668)
              Accounts payable and accrued expenses                                          (7,943)            62,218
                                                                                    ---------------    ---------------

                                                               NET CASH PROVIDED BY
                                                               OPERATING ACTIVITIES         287,551            358,507
INVESTING ACTIVITIES
    Purchases of property, plant and equipment                                             (245,792)          (159,481)
    Additions to intangible assets, net of effects of
      acquisitions                                                                          (17,261)           (13,964)
    Assets obtained through acquisitions, net of liabilities
      assumed                                                                               (62,148)           (79,143)
    Payments on purchase accounting accruals                                                     --            (16,706)
    Proceeds from sale of assets held for sale                                                  400              3,563
    Changes in other assets                                                                 (26,834)            (4,968)
    Proceeds received on sale of other marketable
      securities                                                                              2,342                 45
                                                                                    ---------------    ---------------


                                                                   NET CASH USED IN
                                                               INVESTING ACTIVITIES        (349,293)          (270,654)


                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           (UNAUDITED - IN THOUSANDS)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                    ----------------------------------
                                                                                         2000               1999
                                                                                    -------------     ---------------

FINANCING ACTIVITIES
    Proceeds from borrowings                                                            $ 797,000          $ 141,968
    Principal payments on long-term debt                                                 (654,905)           (73,182)
    Proceeds from exercise of options                                                       1,106              3,806
    Purchase of treasury stock                                                             (2,019)           (89,665)
    Reduction in receivable from Employee Stock
      Ownership Plan                                                                        2,483              2,271
    (Increase) decrease in loans to stockholders                                           (1,309)                 6
    Proceeds from investment by minority interests                                          9,773              2,562
    Purchase of limited partnership units                                                 (12,147)            (3,952)
    Payment of cash distributions to limited partners                                     (36,683)           (43,891)

                                                                                    -------------      ---------------

                                                      NET CASH PROVIDED BY (USED IN)
                                                               FINANCING ACTIVITIES       103,299            (60,077)
                                                                                    -------------      ---------------

                                                              INCREASE  IN CASH AND
                                                                   CASH EQUIVALENTS        41,557             27,776

    Cash and cash equivalents at beginning of period                                      129,400            138,827
                                                                                    -------------        -------------


                                                          CASH AND CASH EQUIVALENTS
                                                                   AT END OF PERIOD     $ 170,957          $ 166,603
                                                                                    =============      ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the year for:
      Interest                                                                          $ 115,718          $  84,449
      Income taxes                                                                         39,321             72,952


                                       7

See accompanying notes

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

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
                Bank  of   America,   N.A.   ("Bank  of   America")   and  other
                participating banks (the "1998 Credit Agreement"). Interest on the 1998 Credit Agreement is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. The Company is required to pay a fee based on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on June 22, 2003. The Company has provided a negative pledge on all assets under the 1998 Credit Agreement. At June 30, 2000, the effective interest rate associated with the 1998 Credit Agreement was approximately 7.04%.

                The Company also has a Short Term Credit Agreement with Bank of America and other participating banks (as amended, the "Short Term Credit Agreement"), providing for a $250,000,000 short term revolving credit facility. The terms of the Short Term Credit Agreement are substantially consistent with those of the 1998 Credit Agreement. Interest on the Short Term Credit Agreement is paid based on LIBOR plus a predetermined margin or a base rate. The Company is required to pay a fee on the unused portion of the credit facility ranging from 0.30% to 0.50%, depending on certain defined ratios. The principal amount is payable in full on December 12, 2000. At June 30, 2000, the effective interest rate associated with the Short Term Credit Agreement was approximately 8.02%.

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

                At June 30, 2000, and December 31, 1999, long-term debt consisted of the following:


                                                                       June 30,          December 31,
                                                                         2000                1999
                                                                  -----------------   ---------------
                                                                                 (In thousands)
Advances under a $1,750,000,000 credit
       agreement with banks                                           $ 1,725,000         $ 1,625,000
Advances under a $250,000,000 Short Term
       Credit Agreement with banks                                         51,000                  --
9.5% Senior Subordinated Notes due 2001                                   250,000             250,000
3.25% Convertible Subordinated Debentures
     due 2003                                                             567,750             567,750
6.875% Senior Notes due 2005                                              250,000             250,000
7.0% Senior Notes due 2008                                                250,000             250,000
Other long-term debt                                                      166,247             171,898
                                                                 -----------------   -----------------
                                                                        3,259,997           3,114,648
Less amounts due within one year                                          355,578              37,818
                                                                 -----------------   -----------------
                                                                      $ 2,904,419         $ 3,076,830
                                                                 =================   =================


NOTE  3  --     During  the  first  six  months of 2000,  the  Company  acquired fifteen  outpatient  rehabilitation  facilities,  two outpatient surgery centers and eight diagnostic imaging centers.  The total purchase  price of these acquired  facilities was  approximately
                $63,147,776.   The  Company  also   entered   into   non-compete
                agreements totaling approximately $4,220,000 in connection with these transactions.

                The cost in excess of the acquired facilities' net asset value was approximately $56,101,794. The results of operations (not material individually or in the aggregate) of these acquisitions are included in the consolidated financial statements from their respective acquisition dates.

NOTE  4  --     During 1998, the Company recorded  impairment and  restructuring charges related to the Company's decision to close certain facilities that did not fit with the Company's strategic vision, underperforming facilities and facilities not located in target markets (the "Fourth Quarter 1998 Charge"). As of July 20, 2000, approximately 96% of the locations identified in the Fourth
                Quarter 1998 Charge had been closed.

                Details of the impairment and restructuring charge activity through the second quarter of 2000 are as follows:


                                                                       ACTIVITY
                                                   BALANCE AT       CASH        NON-CASH     BALANCE AT
                 DESCRIPTION                        12/31/99      PAYMENTS    IMPAIRMENTS     06/30/00
               ---------------------------------------------------------------------------------------
                                                                             (In thousands)
               Fourth Quarter 1998 Charge:

                    Lease abandonment costs         $   32,366    $   3,550       $    --     $ 28,816
                    Other incremental costs              7,011        6,199            --          812
                                                  ----------------------------------------------------

               Total Fourth Quarter 1998 Charge     $   39,377    $   9,749       $    --     $ 29,628
                                                    ==========    =========       =======     ========


                The remaining balance at June 30, 2000 is included in accrued interest payable and other liabilities in the accompanying balance sheet.

NOTE  5  --     The Company has adopted the provisions of Statement of Financial
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

                Operating results and other financial data are presented for the principal operating segments as follows:


                                                                               THREE MONTHS ENDED
                                                                                     JUNE 30,
                                                                            2000                 1999
                                                                      -----------------    -----------------
                                                                                 (In Thousands)
                 Revenues:
                     Inpatient and other clinical services                $    490,979         $    506,090
                     Outpatient services                                       540,030              536,828
                                                                      -----------------    -----------------
                                                                             1,031,009            1,042,918
                     Unallocated corporate office                                5,313                4,714
                                                                      -----------------    -----------------
                 Consolidated revenues                                     $ 1,036,322          $ 1,047,632
                                                                      =================    =================

                 Income before minority interests and income taxes:
                     Inpatient and other clinical services                 $    91,536          $   100,691
                     Outpatient services                                       118,849              135,595
                                                                      -----------------    -----------------
                                                                               210,385              236,286
                     Unallocated corporate office                              (74,730)             (23,836)
                                                                      -----------------    -----------------
                 Consolidated income before minority interests
                 and income taxes                                          $   135,655          $   212,450
                                                                      =================    =================


                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                            2000                 1999
                                                                      -----------------    -----------------
                                                                                 (In thousands)
                 Revenues:
                     Inpatient and other clinical services                 $   968,320          $ 1,014,297
                     Outpatient services                                     1,079,792            1,055,681
                                                                      -----------------    -----------------
                                                                             2,048,112            2,069,978
                     Unallocated corporate office                                9,546                8,201
                                                                      -----------------    -----------------
                 Consolidated revenues                                     $ 2,057,658          $ 2,078,179
                                                                      =================    =================

                 Income before minority interests and income taxes:
                     Inpatient and other clinical services                 $   179,671          $   218,991
                     Outpatient services                                       232,623              268,232
                                                                      -----------------    -----------------
                                                                               412,294              487,223
                     Unallocated corporate office                             (142,953)             (68,334)
                                                                      -----------------    -----------------
                 Consolidated income before minority interests
                 and income taxes                                          $   269,341          $   418,889
                                                                      =================    =================


NOTE  6  --     During  the  first  six  months  of 2000,  the  Company  granted nonqualified stock options to certain Directors, employees and others for 3,491,500 shares of Common Stock at exercise prices ranging from $4.875 to $5.25 per share.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         HEALTHSOUTH provides outpatient and rehabilitative healthcare services through our inpatient and outpatient rehabilitation facilities, surgery centers, diagnostic centers and medical centers. We have expanded our operations through the acquisition or opening of new facilities and satellite locations and by enhancing our existing operations. As of June 30, 2000, we had 2,036 locations in 50 states, Puerto Rico, the United Kingdom and Australia (excluding facilities being closed, consolidated or held for sale), including 1,429 outpatient rehabilitation locations, 122 inpatient rehabilitation facilities, five medical centers, 224 surgery centers, 137 diagnostic centers and 119 occupational medicine centers.

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

         The inpatient and other clinical services segments includes the operations of our inpatient rehabilitation facilities and medical centers, as well as the operations of certain physician practices and other clinical services which are managerially aligned with our inpatient services. The outpatient services division (East and West) includes the operations of our outpatient rehabilitation facilities (including occupational medicine centers), outpatient surgery centers and outpatient diagnostic centers. We have aggregated the financial results of the East and West outpatient services divisions into the outpatient services segment. The divisions have common economic characteristics, provide similar services, serve a similar class of customers, cross-utilize administrative services and operate in a similar regulatory environment. 1999 segment information has been restated to reflect the realignment of the outpatient management structure into the East and West management teams from the line-of-business management structure previously used.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2000

         Our operations generated revenues of $1,036,322,000 for the quarter ended June 30, 2000, a decrease of $11,310,000, or 1.1%, as compared to the same period in 1999. The decrease in revenues is primarily attributable to declines in government reimbursement as a result of the Balanced Budget Act of 1997. Same store revenues for the quarter ended June 30, 2000 were $1,017,892,000, a decrease of $29,740,000, or 2.9%, as compared to the same period in 1999. New store revenues were $18,430,000. Revenues generated from patients under the Medicare and Medicaid programs respectively accounted for 29.4% and 2.5% of revenue for the second quarter of 2000, compared to 34.1% and 2.5% for the same period in 1999. Revenues from any other single third-party payor were not significant in relation to our revenues. During the second quarter of 2000, same store outpatient visits, inpatient days, surgical cases and diagnostic cases increased (decreased) 4.9%, 1.1%, (0.9)% and 1.2%, respectively. Revenue per outpatient visit, inpatient day, surgical case and diagnostic case for same store operations increased (decreased) by (0.9)%, (5.0)%, 2.1% and (6.2)%, respectively. When compared to the first quarter of 2000, second quarter 2000 outpatient visits, inpatient days, surgical cases and diagnostic cases increased (decreased) 1.7%, (1.7)%, 1.4% and 3.5%. When compared to the first quarter of 2000, second quarter 2000 revenue per outpatient visit, inpatient day, surgical case and diagnostic case for same store operations increased (decreased) by 2.3%, 2.0%, 0.3% and (4.9)%.

         Operating expenses, at the operating unit level, were $700,462,000, or 67.6% of revenues, for the quarter ended June 30, 2000, compared to 62.0% of revenues for the second quarter of 1999. Same store operating expenses were $686,073,000, or 67.4% of comparable revenue. New store operating expenses were $14,389,000, or 78.1% of comparable revenue. Corporate general and administrative expenses increased from $31,300,000 during the 1999 quarter to $35,706,000 during the 2000 quarter. As a percentage of revenue, corporate general and administrative expenses increased from 3.0% during the 1999 quarter to 3.4% in the 2000 quarter. However, when compared to the first quarter of 2000, corporate general and administrative expenses increased by $1,685,000, or 5.0%. The provision for doubtful accounts was $24,256,000, or 2.3% of revenues, for the second quarter of 2000, compared to $19,262,000, or 1.8% of revenues, for the same period in 1999. Management believes that the allowance for doubtful accounts generated by this provision is adequate to cover any uncollectible revenues.

         Depreciation and amortization expense was $90,286,000 for the quarter ended June 30, 2000, compared to $95,881,000 for the same period in 1999. The decrease was primarily attributable to the full amortization of certain intangible assets. Interest expense was $52,059,000 for the quarter ended June 30, 2000, compared to $41,795,000 for the quarter ended June 30, 1999. The increase is primarily attributable to the increase in outstanding debt. For the second quarter of 2000, interest income was $2,102,000, compared to $2,469,000 for the second quarter of 1999.

         Income before minority interests and income taxes for the second quarter of 2000 was $135,655,000, compared to $212,450,000 for the same period in 1999. Minority interests decreased income before income taxes by $27,865,000 for the quarter ended June 30, 2000, compared to decreasing income before income taxes by $24,012,000 for the first quarter of 1999. The provision for income taxes for the second quarter of 2000 was $42,577,000, compared to $74,433,000 for the same period in 1999. The effective tax rate was 39.5% for the quarters ended June 30, 2000 and 1999. Net income for the second quarter of 2000 was $65,213,000, compared to $114,005,000 for the second quarter of 1999.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2000

         Revenues for the six months ended June 30, 2000, were $2,057,658,000, a decrease of $20,521,000, or 1.0%, over the six months ended June 30, 1999. Same store revenues were $2,020,772,000, a decrease of $57,407,000, or 2.8%, as compared to the same period in 1999. New store revenues were $36,886,000. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 29.7% and 2.4% of revenue for the first six months of 2000, compared to 33.8% and 2.3% for the same period in 1999. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During the first six months of 2000, same store outpatient visits, inpatient days, surgical cases and diagnostic cases increased (decreased) 6.2%, 2.7%, (0.5)% and (0.8)%, respectively. Revenue per outpatient visit, inpatient day, surgical case and diagnostic case for same store operations increased (decreased) by (3.4)%, (5.9)%, 3.0% and (9.8)%, respectively.

         Operating expenses, at the operating unit level, were $1,394,454,000, or 67.8% of revenues, for the six months ended June 30, 2000, compared to $1,294,150,000, or 62.3% of revenues, for the first six months of 1999. Same store operating expenses were $1,365,714,000, or 67.6% of comparable revenue.
New store operating expenses were $28,740,000, or 77.9% of comparable revenue. Net income for the six months ended June 30, 2000, was $130,539,000, compared to $223,912,000 for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, we had working capital of $608,893,000, including cash and marketable securities of $172,097,000. Working capital at December 31, 1999, was $852,711,000, including cash and marketable securities of $132,882,000. For the first six months of 2000, cash provided by operating activities was $287,551,000, compared to $358,507,000 for the same period in 1999. The decrease is primarily attributable to the decline in net income. Additions to property, plant, and equipment and acquisitions accounted for $245,792,000 and $62,148,000, respectively, during the first six months of 2000. Those same investing activities accounted for $159,481,000 and $79,143,000, respectively, in the same period in 1999. Financing activities provided $103,299,000 and used $60,077,000 during the first six months of 2000 and 1999, respectively. Net borrowing proceeds (borrowing less principal reductions) for the first six months of 2000 and 1999 were $142,095,000 and $68,786,000, respectively.

         Net accounts receivable were $916,153,000 at June 30, 2000, compared to $898,529,000 at December 31, 1999. The number of days of average quarterly revenues in ending receivables at June 30, 2000, was 80.4, compared to 82.6 days of average quarterly revenues in ending receivables at December 31,

1999. The concentration of net accounts receivable from patients, third-party payors, insurance companies and others at June 30, 2000, is consistent with the related concentration of revenues for the period then ended.

         We have a $1,750,000,000 revolving credit facility with Bank of America, N.A. ("Bank of America") and other participating banks (the "1998 Credit Agreement"). Interest on the 1998 Credit Agreement is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. We are required to pay a fee based on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on June 22, 2003. We have provided a negative pledge on all assets under the 1998 Credit Agreement. The effective interest rate on the average outstanding balance under the 1998 Credit Agreement was 6.60% for the six months ended June 30, 2000, compared to the average prime rate of 8.92% during the same period. At June 30, 2000, we had drawn $1,725,000,000 under the 1998 Credit Agreement.

         We also have a Short Term Credit Agreement with Bank of America and other participating banks (as amended, the "Short Term Credit Agreement"), providing for a $250,000,000 short term revolving credit facility. The terms of the Short Term Credit Agreement are substantially consistent with those of the 1998 Credit Agreement. Interest on the Short Term Credit Agreement is paid based on LIBOR plus a predetermined margin or a base rate. We are required to pay a fee on the unused portion of the credit facility ranging from 0.30% to 0.50%, depending on certain defined ratios. The effective interest rate on the average outstanding balance under the Short Term Credit Agreement was 7.76% for the six months ended June 30, 2000, compared to the average prime rate of 8.92% during the same period. The principal amount is payable in full on December 12, 2000. At June 30, 2000, we had drawn $51,000,000 under the Short Term Credit Agreement.

         On February 8, 1999, we announced a plan to repurchase up to 70,000,000 shares of our common stock over the next 36 months through open market purchases, block trades or privately negotiated transactions. As of June 30, 2000, we had repurchased approximately 36,700,637 shares under this plan.

         We intend to pursue the acquisition or development of additional healthcare operations, including outpatient rehabilitation facilities, inpatient rehabilitation facilities, ambulatory surgery centers, outpatient diagnostic centers and companies engaged in the provision of other complementary services, and to expand certain of our existing facilities. While it is not possible to estimate precisely the amounts which will actually be expended in the foregoing areas, we anticipate that over the next twelve months, we will spend approximately $200,000,000 to $250,000,000 on maintenance and expansion of our existing facilities and approximately $200,000,000 to $250,000,000 on development activities and Internet and e-commerce initiatives, and on continued development of the Integrated Service Model. We will also spend $250,000,000 to satisfy our 9.5% Senior Subordinated Notes due 2001, which mature April 1, 2001.

         We are currently pursuing opportunities for the refinancing of some of our existing indebtedness. While there can be no assurance as to the availability or terms of such refinancing, we believe that there are favorable conditions in the capital markets that will allow us to effect refinancing transactions. We would expect to adjust our planned expenditures as necessary if we do not consummate such refinancing activities.

         Although we are continually considering and evaluating acquisitions and opportunities for future growth, we have not entered into any agreements with respect to material future acquisitions. We believe that existing cash, cash flow from operations, borrowings under existing credit facilities and proceeds of potential refinancing activities will be sufficient to satisfy our estimated cash requirements for the next twelve months and for the reasonably foreseeable future.

         Inflation in recent years has not had a significant effect on our business, and is not expected to adversely affect us in the future unless it increases significantly.

EXPOSURES TO MARKET RISK

         We are exposed to market risk related to changes in interest rates. The impact on earnings and value of market risk-sensitive financial instruments (principally marketable security investments and long-term debt) is subject to change as a result of movements in market rate and prices. We use sensitivity analysis models to evaluate these impacts. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features.

         Our investment in marketable securities was $1,140,000 at June 30, 2000, which represents less than 1% of total assets at that date. These securities are generally short-term, highly liquid instruments and, accordingly, their fair value approximates cost. Earnings on investments in marketable securities are not significant to our results of operations, and therefore any changes in interest rates would have a minimal impact on future pre-tax earnings.

         With respect to our interest-bearing liabilities, approximately $1,776,000,000 in long-term debt at June 30, 2000 is subject to variable rates of interest, while the remaining balance in long-term debt of $1,483,997,000 is subject to fixed rates of interest (see Note 2 of "Notes to Consolidated Financial Statements" for further description). This compares to $1,625,000,000 in long-term debt subject to variable rates of interest and $1,489,648,000 in long-term debt subject to fixed rates of interest at December 31, 1999. The fair value of our total long-term debt, based on discounted cash flow analyses, approximates its carrying value at June 30, 2000 and December 31, 1999 except for the 3.25% Convertible Debentures, 6.875% Senior Notes and 7.0% Senior Notes. The fair value of the 3.25% Convertible Debentures was approximately $453,000,000 and $443,000,000 at June 30, 2000 and December 31, 1999,
respectively. The fair value of the 6.875% Senior Notes due 2005 was approximately $220,000,000 and $216,600,000 at June 30, 2000 and December 31,
1999, respectively. The fair value of the 7% senior Notes due 2008 was approximately $209,000,000 and $207,250,000 at June 30, 2000 and December 31,
1999, respectively. Based on a hypothetical 1% increase in interest rates, the potential losses in future annual pre-tax earnings would be approximately $17,760,000. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined considering the impact of the hypothetical interest rates on our borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

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

ITEM 2.           CHANGES IN SECURITIES.

(c)      Recent Sales of Unregistered Securities

                  The Company had no sales of unregistered securities during the three months ended June 30, 2000.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 18, 2000, we held our 2000 Annual Meeting of Stockholders of the Company, at which shares of common stock represented at the Annual Meeting were voted in favor of the election of Directors as follows:


                                               FOR                        WITHHOLD
                                    ---------------------------  ---------------------------

  1. Richard M. Scrushy                    336,417,260                   4,573,510
  2. Phillip C. Watkins, M.D.              337,627,652                   3,363,118
  3. George H. Strong                      337,056,500                   3,934,270
  4. C. Sage Givens                        337,139,133                   3,851,637
  5. Charles W. Newhall III                337,663,019                   3,327,751
  6. John S. Chamberlin                    337,584,457                   3,406,313
  7. Jan L. Jones                          337,670,947                   3,319,823
  8. James P. Bennett                      337,593,854                   3,396,916
  9. Larry D. Striplin, Jr.                337,596,189                   3,394,581
 10. Joel C. Gordon                        337,025,179                   3,965,591

         No other matters were submitted to the Annual Meeting.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

                  11.  Computation of Income Per Share (unaudited)
                  27.  Financial Data Schedule

(b)      Reports on Form 8-K

                  The Company filed no Current Reports on Form 8-K during the six months ended June 30, 2000.

         No other items of Part II are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-Q.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      HEALTHSOUTH CORPORATION
                                                         (Registrant)


Date:  July 26, 2000                                      RICHARD M. SCRUSHY
                                                      -------------------------
                                                         Richard M. Scrushy
                                                     Chairman of the Board and
                                                      Chief Executive Officer


Date: July 26, 2000                                        WILLIAM T. OWENS
                                                      -------------------------
                                                           William T. Owens
                                                    Executive Vice President and
                                                       Chief Financial Officer

                                                                      EXHIBIT 11

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                   COMPUTATION OF INCOME PER SHARE (UNAUDITED)

                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                          ----------------------------     -----------------------
                                                                            2000              1999             2000         1999
                                                                          -----------     ------------     ----------    ---------
Numerator:
     Net income                                                             $ 65,213        $ 114,005      $ 130,539      223,912
                                                                          -----------     ------------     ----------    ---------
     Numerator for basic earnings per share -- income available to
        common stockholders                                                   65,213          114,005        130,539      223,912
     Effect of dilutive securities:
        Elimination of interest and amortization on 3.25% Convertible
            Subordinated Debentures due 2003, less the related
            effect of the provision of income taxes                               --  (1)       3,112         -- (1)        6,224
                                                                          -----------     ------------     ----------    ---------
     Numerator for diluted earnings per share -- income available to
        common stockholders after assumed conversion                        $ 65,213        $ 117,117      $ 130,539      230,136
                                                                          ===========     ============     ==========    =========

Denominator:
     Denominator for basic earnings per share -- weighted-average
        shares                                                               385,404          414,193        385,524      416,600
     Effect of dilutive securities:
        Net effect of dilutive stock options                                   4,222            7,938          3,431        7,727
        Restricted shares issued                                                 750              300            750          300
        Assumed conversion of 3.25% Convertible Subordinated
            Debentures due 2003                                                --  (1)         15,502           -- (1)     15,502
                                                                          -----------     ------------     ----------    ---------
                Dilutive potential common shares                               4,972           23,740          4,181       23,529
                                                                          -----------     ------------     ----------    ---------
     Denominator of diluted earnings per share -- adjusted
        weighted-average shares and assumed conversions                      390,376          437,933        389,705      440,129
                                                                          ===========     ============     ==========    =========

Basic earnings per share                                                      $ 0.17           $ 0.28         $ 0.34       $ 0.54
                                                                          ===========     ============     ==========    =========

Diluted earnings per share                                                    $ 0.17           $ 0.27         $ 0.33       $ 0.52
                                                                          ===========     ============     ==========    =========


(1) The effect of these securities was antidilutive for the three months and six months ended June 30, 2000.