Form 10-Q
period 2000-09-30
HEALTHSOUTH CORP
filed 2000-11-14
CIK 785161

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000; or

[ ]    Transition   report  pursuant  to  Section 13 or 15(d) of the  Securities
       Exchange  Act of 1934 for the  transition  period  from  ____________  to
       _____________.


Commission File Number 1-10315
                       -------

                             HEALTHSOUTH CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                 Delaware                              63-0860407
   ---------------------------------             ----------------------
    (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                 Identification No.)


               ONE HEALTHSOUTH PARKWAY, BIRMINGHAM, ALABAMA 35243
               --------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (205) 967-7116
                              --------------------
              (Registrant's Telephone Number, Including Area Code)

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

              Class                        Outstanding at November 9, 2000
      COMMON STOCK, PAR VALUE                      386,317,752 SHARES
         $.01 PER SHARE

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES
                                      INDEX

PART I -- FINANCIAL INFORMATION

                                                                                       Page
                                                                                     --------
Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 2000 (Unaudited)                   3
         and December 31, 1999

         Consolidated Statements of Income (Unaudited) -- Three Months and Nine
         Months Ended September 30, 2000 and 1999                                       5

         Consolidated Statements of Cash Flows (Unaudited) -- Nine Months
         Ended September 30, 2000 and 1999                                              6

         Notes to Consolidated Financial Statements (Unaudited) -- Three Months
         And Nine Months Ended September 30, 2000 and 1999                              8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                            12

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                              18

Item 2.  Changes in Securities                                                          18

Item 6.  Exhibits and Reports on Form 8-K                                               19

PART I -- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                             SEPTEMBER 30,            DECEMBER 31,
                                                                                2000                      1999
                                                                           ---------------          ----------------
                                                                            (Unaudited)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                           $        166,590         $         129,400
     Other marketable securities                                                      120                     3,482
     Accounts receivable--net                                                     909,578                   898,529
     Inventories, prepaid expenses and
         other current assets                                                     246,009                   200,047
     Income tax refund receivable                                                       0                    39,438
                                                                           ---------------          ----------------
                                               TOTAL CURRENT ASSETS             1,322,297                 1,270,896

OTHER ASSETS                                                                      341,260                   229,964

PROPERTY, PLANT AND EQUIPMENT--NET                                              2,700,120                 2,502,967

INTANGIBLE ASSETS--NET                                                          2,816,060                 2,828,507
                                                                           ---------------          ----------------
TOTAL ASSETS                                                             $      7,179,737         $       6,832,334
                                                                           ===============          ================

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)


                                                                            SEPTEMBER 30,                DECEMBER 31,
                                                                                2000                       1999
                                                                            --------------            --------------
                                                                               (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                    $         52,629         $          76,549
     Salaries and wages payable                                                    81,364                    93,046
     Deferred income taxes                                                        156,831                   108,168
     Accrued interest payable and other liabilities                               116,359                   102,604
     Current portion of long-term debt                                            304,578                    37,818
                                                                           ---------------         ----------------
                                          TOTAL CURRENT LIABILITIES               711,761                   418,185

LONG-TERM DEBT                                                                  2,916,641                 3,076,830

DEFERRED REVENUE AND OTHER LONG-TERM LIABILITIES                                    6,811                     4,573

MINORITY INTERESTS--LIMITED PARTNERSHIPS                                          141,391                   126,384

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.10 par value--1,500,000
         shares authorized; issued and outstanding--
         none                                                                           0                         0
     Common Stock, $.01 par value--600,000,000
         shares authorized; 424,243,000 and 423,982,000
         shares issued at September 30, 2000 and
         December 31, 1999, respectively                                            4,242                     4,240
     Additional paid-in capital                                                 2,586,508                 2,584,572
     Retained earnings                                                          1,144,820                   948,385
     Treasury stock                                                              (280,523)                 (278,504)
     Receivable from Employee Stock Ownership Plan                                 (5,415)                   (7,898)
     Notes receivable from stockholders, officers
         and management employees                                                 (46,499)                  (44,433)
                                                                           ---------------          ----------------

                                         TOTAL STOCKHOLDERS' EQUITY             3,403,133                 3,206,362
                                                                           ---------------          ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $      7,179,737         $       6,832,334
                                                                           ===============          ================


See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED - IN THOUSANDS, EXCEPT FOR PER SHARE DATA)



                                                            THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                               SEPTEMBER 30,                         SEPTEMBER 30,
                                                   --------------------------------------   --------------------------------
                                                       2000               1999                  2000              1999
                                                   --------------     --------------        --------------    --------------

Revenues                                         $     1,060,457    $       993,341       $     3,118,115   $     3,071,520

Operating unit expenses                                  711,872            671,060             2,106,326         1,965,209
Corporate general and administrative expenses             37,403             29,352               107,130            85,806
Provision for doubtful accounts                           24,971            138,726                72,482           177,688
Depreciation and amortization                             89,160             94,695               269,100           284,988
Interest expense                                          60,261             42,502               161,880           127,024
Interest income                                           (2,398)            (2,798)               (7,334)           (7,888)
                                                   --------------     --------------        --------------    --------------
                                                         921,269            973,537             2,709,584         2,632,827
                                                   --------------     --------------        --------------    --------------
Income before income taxes and
     minority interests                                  139,188             19,804               408,531           438,693
Provision/(benefit) for income taxes                      46,380             (2,826)              131,609           143,363
                                                   --------------     --------------        --------------    --------------
Income before minority interests                          92,808             22,630               276,922           295,330
Minority interests                                       (21,771)           (26,960)              (75,343)          (75,748)
                                                   --------------     --------------        --------------    --------------

     Net income (loss)                           $         71,037    $        (4,330)      $       201,579   $       219,582
                                                   ==============     ==============        ==============    ==============



Weighted average common shares outstanding               385,615            412,874               385,960           415,341
                                                   ==============     ==============        ==============    ==============

Net income (loss) per common share               $          0.18    $         (0.01)      $          0.52   $          0.53
                                                   ==============     ==============        ==============    ==============
Weighted average common shares
     outstanding -- assuming dilution                    390,033            418,404               391,382           422,622
                                                   ==============     ==============        ==============    ==============
Net income (loss) per common share --
     assuming dilution                           $          0.18    $         (0.01)      $          0.52   $          0.52
                                                   ==============     ==============        ==============    ==============

See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)


                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                    ----------------------------------
                                                                                         2000               1999
                                                                                    ---------------    ---------------
OPERATING ACTIVITIES
    Net income                                                                           $ 201,579          $ 219,582
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                                      269,100            284,988
        Provision for doubtful accounts                                                     72,482            177,688
        Income applicable to minority interests of
           limited partnerships                                                             75,343             75,748
        (Benefit) provision for deferred income taxes                                      (31,864)            71,751
        Changes in operating assets and liabilities, net of
           effects of acquisitions:
              Accounts receivable                                                          (80,641)          (351,227)
              Inventories, prepaid expenses and other current
                 assets                                                                    (45,917)           (90,970)
              Accounts payable and accrued expenses                                         30,850             87,632
                                                                                    ---------------    ---------------


                                                               NET CASH PROVIDED BY
                                                               OPERATING ACTIVITIES        490,932            475,192
INVESTING ACTIVITIES
    Purchases of property, plant and equipment                                            (355,702)          (235,068)
    Additions to intangible assets, net of effects of
      acquisitions                                                                         (27,321)           (29,662)
    Assets obtained through acquisitions, net of liabilities
      assumed                                                                              (64,874)           (82,576)
    Payments on purchase accounting accruals                                                    --            (22,063)
    Proceeds from sale of assets held for sale                                                  --              5,488
    Changes in other assets                                                                (46,373)           (10,848)
    Proceeds received on sale of other marketable
      securities                                                                             3,362                 85
                                                                                    ---------------    ---------------

                                                                   NET CASH USED IN
                                                               INVESTING ACTIVITIES       (490,908)          (374,644)


                    HEALTHSOUTH Corporation and Subsidiaries

                           (UNAUDITED - IN THOUSANDS)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                    ----------------------------------
                                                                                         2000               1999
                                                                                    ---------------    ---------------

FINANCING ACTIVITIES
    Proceeds from borrowings                                                           $ 1,376,932          $ 303,596
    Principal payments on long-term debt                                                (1,274,622)           (74,091)
    Proceeds from exercise of options                                                        1,938              4,142
    Purchases of treasury stock                                                             (2,019)          (196,155)
    Reduction in receivable from Employee Stock
      Ownership Plan                                                                         2,483              2,271
    Increase in loans to stockholders                                                       (2,066)           (39,318)
    Proceeds from investment by minority interests                                          12,901              8,432
    Purchase of limited partnership units                                                  (16,426)            (6,809)
    Payment of cash distributions to limited partners                                      (61,955)           (83,214)
                                                                                    ---------------    --------------


                                                      NET CASH PROVIDED BY (USED IN)
                                                               FINANCING ACTIVITIES         37,166            (81,146)
                                                                                    ---------------    ---------------

                                                              INCREASE  IN CASH AND
                                                                   CASH EQUIVALENTS         37,190             19,402

    Cash and cash equivalents at beginning of period                                       129,400            138,827
                                                                                    ---------------   ---------------


                                                          CASH AND CASH EQUIVALENTS
                                                                   AT END OF PERIOD      $ 166,590          $ 158,229
                                                                                    ===============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the year for:
      Interest                                                                       $    161,433       $    107,280
      Income taxes                                                                         41,335             81,919


                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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
                Bank  of   America,   N.A.   ("Bank  of   America")   and  other
                participating banks (the "1998 Credit  Agreement").  Interest on the  1998  Credit  Agreement  is  paid  based  on  LIBOR  plus a predetermined  margin, a base rate, or  competitively  bid rates from the  participating  banks. The Company is required to pay a fee based on the unused portion of the revolving credit facility ranging  from  0.09% to  0.25%,  depending  on  certain  defined ratios.  The  principal  amount is  payable  in full on June 22,
                2003.  The Company has provided a negative  pledge on all assets under the 1998 Credit  Agreement.  At September  30,  2000,  the
                effective   interest  rate   associated  with  the  1998  Credit
                Agreement was approximately 7.25%.

                At September 30, 2000, the Company also had a Short Term Credit Agreement with Bank of America and other participating banks (as amended, the "Short Term Credit Agreement"), providing for a $250,000,000 short term revolving credit facility. The terms of the Short Term Credit Agreement were substantially consistent with those of the 1998 Credit Agreement. Interest on the Short Term Credit Agreement was paid based on LIBOR plus a predetermined margin or a base rate. The Company was required to pay a fee on the unused portion of the credit facility ranging from 0.30% to 0.50%, depending on certain defined ratios. At September 30, 2000, we had no amounts drawn under the Short Term Credit Agreement. On October 31, 2000, the Company replaced the Short Term Credit Agreement with a new $400,000,000 Credit Agreement (the "2000 Credit Agreement") with UBS AG and other participating banks. Interest on the 2000 Credit Agreement is paid based on LIBOR plus a predetermined margin or base rate. The Company is required to pay a fee on the unused portion of the credit facility ranging from 0.25% to 0.50%, depending on certain defined ratios. The principal amount is payable in full in eight quarterly installments ending on June 22, 2003.

                On March 24, 1994, the Company issued $250,000,000 principal amount of 9.5% Senior Subordinated Notes due 2001 (the "9.5% Notes"). The Company redeemed the 9.5% Notes at par on October 30, 2000.

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

                On September 25, 2000, the Company issued $350,000,000 in 10-3/4% Senior Subordinated Notes due 2008 (the "10-3/4% Notes"). Interest is payable on April 1 and October 1. The 10-3/4% Notes are senior subordinated obligations of the Company and, as such, are subordinated to all existing and future senior indebtedness of the Company, and also are effectively subordinated to all existing and future liabilities of the Company's subsidiaries and partnerships. The net proceeds from the issuance of the 10-3/4% Notes were used by the Company to redeem the 9.5% Notes and to pay down indebtedness outstanding under its then-existing credit facilities. The 10-3/4% Notes mature on October 1, 2008.

                At September 30, 2000, and December 31, 1999, long-term debt consisted of the following:

                                                                       September 30,        December 31,
                                                                            2000                1999
                                                                      -----------------   -----------------
                                                                                 (In thousands)
                Advances under a $1,750,000,000 credit
                       agreement with banks                                $ 1,406,000         $ 1,625,000
                Advances under a $250,000,000 Short Term
                       Credit Agreement with banks                                  --                   --
                9.5% Senior Subordinated Notes due 2001                        250,000             250,000
                3.25% Convertible Subordinated Debentures
                     due 2003                                                  567,750             567,750
                6.875% Senior Notes due 2005                                   250,000             250,000
                7.0% Senior Notes due 2008                                     250,000             250,000
                10-3/4% Senior Subordinated Notes due 2008                     350,000                  --
                Other long-term debt                                           147,469             171,898
                                                                      -----------------   -----------------
                                                                             3,221,219           3,114,648
                Less amounts due within one year                               304,578              37,818
                                                                      -----------------   -----------------
                                                                           $ 2,916,641         $ 3,076,830
                                                                      =================   =================


NOTE  3  --     During  the first  nine  months of 2000,  the  Company  acquired seventeen outpatient rehabilitation  facilities,  two outpatient surgery centers and eight diagnostic imaging centers.  The total purchase  price of these acquired  facilities was  approximately
                $64,875,000.   The  Company  also   entered   into   non-compete
                agreements totaling approximately $5,320,000 in connection with these transactions.

                The cost in excess of the acquired facilities' net asset value was approximately $59,363,000. The results of operations (not material individually or in the aggregate) of these acquisitions are included in the consolidated financial statements from their respective acquisition dates.

NOTE  4  --     During 1998, the Company recorded  impairment and  restructuring charges related to the Company's decision to close certain facilities that did not fit with the Company's strategic vision, underperforming facilities and facilities not located in target markets (the "Fourth Quarter 1998 Charge"). As of November 9,
                2000, approximately 96% of the locations identified in the Fourth Quarter 1998 Charge had been closed.

                Details of the impairment and restructuring charge activity through the third quarter of 2000 are as follows:

                                                                       Activity
                                                                       --------
                                                   Balance at       Cash        Non-Cash     Balance at
                 Description                        12/31/99      Payments    Impairments     09/30/00
               --------------------------------------------------------------------------------------------
                                                                             (In thousands)
              Fourth Quarter 1998 Charge:

                    Lease abandonment costs         $   32,366   $    4,218       $     --     $  28,148
                    Other incremental costs              7,011        6,613             --           398
                                                  ---------------------------------------------------------

               Total Fourth Quarter 1998 Charge     $   39,377    $  10,831       $     --     $  28,546
                                                  =========================================================


                The  remaining  balance at  September  30,  2000 is  included in
                accrued   interest   payable  and  other   liabilities   in  the
                accompanying balance sheet.

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

                 Operating results and other financial data are presented for the principal operating segments as follows:

                                                                               Three Months Ended
                                                                                  September 30,
                                                                            2000                 1999
                                                                      -----------------    -----------------
                                                                                 (In thousands)
                 Revenues:
                     Inpatient and other clinical services                   $ 522,624            $ 521,767
                     Outpatient services                                       534,603              464,340
                                                                      -----------------    -----------------
                                                                             1,057,227              986,107
                     Unallocated corporate office                                3,230                7,234
                                                                      -----------------    -----------------
                 Consolidated revenues                                      $1,060,457            $ 993,341
                                                                      =================    =================

                 Income before minority interests and income taxes:

                     Inpatient and other clinical services                   $  88,566            $  91,314
                     Outpatient services                                       124,333              114,381
                                                                      -----------------    -----------------
                                                                               212,899              205,695
                     Unallocated corporate office                              (73,711)            (185,891)
                                                                      -----------------    -----------------
                 Consolidated income before minority interests
                 and income taxes                                            $ 139,188            $  19,804
                                                                      =================    =================

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                            2000                 1999
                                                                      -----------------    -----------------
                                                                                 (In thousands)
                 Revenues:
                     Inpatient and other clinical services                  $1,490,944           $1,536,064
                     Outpatient services                                     1,614,395            1,520,021
                                                                      -----------------    -----------------
                                                                             3,105,339            3,056,085
                     Unallocated corporate office                               12,776               15,435
                                                                      -----------------    -----------------
                 Consolidated revenues                                      $3,118,115           $3,071,520
                                                                      =================    =================

                 Income before minority interests and income taxes:

                     Inpatient and other clinical services                   $ 268,237            $ 310,305
                     Outpatient services                                       356,956              382,613
                                                                      -----------------    -----------------
                                                                               625,193              692,918
                     Unallocated corporate office                             (216,662)            (254,225)
                                                                      -----------------    -----------------
                 Consolidated income before minority interests
                 and income taxes                                            $ 408,531            $ 438,693
                                                                      =================    =================


NOTE  6  --     During  the first  nine  months  of 2000,  the  Company  granted nonqualified stock options to certain Directors, employees and others for 3,501,500 shares of Common Stock at exercise prices ranging from $4.875 to $5.4375 per share.

NOTE  7  --     In March 2000, the Financial  Accounting  Standards Board issued
                Interpretation  No. 44,  "Accounting  for  Certain  Transactions
                Involving Stock  Compensation - an interpretation of APB No. 25"
                (FIN  No.  44").  FIN  No.  44  clarifies  the   application  of
                Accounting Principles Board Opinion No. 25 ("APB 25") for certain issues, including: (a) the definition of "employee" for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN No. 44 on July 1, 2000, and this adoption did not have an impact on the Company's financial position or results of operations for the quarter and nine months ended September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         HEALTHSOUTH provides outpatient and rehabilitative healthcare services through our inpatient and outpatient rehabilitation facilities, surgery centers, diagnostic centers and medical centers. We have expanded our operations through the acquisition or opening of new facilities and satellite locations and by enhancing our existing operations. As of September 30, 2000, we had approximately 2,010 locations in 50 states, Puerto Rico, the United Kingdom, Australia and Canada, including 1,397 outpatient rehabilitation locations, 124 inpatient rehabilitation facilities, five medical centers, 222 surgery centers, 145 diagnostic centers and 117 occupational medicine centers.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2000

         Our operations generated revenues of $1,060,457,000 for the quarter ended September 30, 2000, an increase of $67,116,000, or 6.8%, as compared to the same period in 1999. The increase in revenues is primarily attributable to increases in patient volumes. Same store revenues for the quarter ended September 30, 2000 were $1,033,386,000, an increase of $40,045,000, or 4.0%, as compared  to the same  period in 1999.  New  store  revenues  were  $27,071,000.
Revenues generated from patients under the Medicare and Medicaid programs respectively accounted for 28.0% and 2.8% of revenue for the third quarter of 2000, compared to 31.4% and 2.5% for the same period in 1999. Revenues from any other single third-party payor were not significant in relation to our revenues. During the third quarter of 2000, same store outpatient visits, inpatient days, surgical cases and diagnostic cases increased 0.8%, 7.8%, 1.1% and 5.6%, respectively. Revenue per outpatient visit, inpatient day, surgical case and diagnostic case for same store operations increased (decreased) by 4.1%, 1.9%, (1.2)% and (10.9)%, respectively.

         Operating unit expenses (expenses excluding corporate general and administrative expenses, provision for doubtful accounts, depreciation and amortization and interest expense) were $711,872,000, or 67.1% of revenues, for the quarter ended September 30, 2000, compared to 67.6% of revenues for the third quarter of 1999. Same store operating unit expenses were $693,104,000, or 67.1% of comparable revenue. New store operating unit expenses were $18,768,000, or 69.3% of comparable revenue. Corporate general and administrative expenses increased from $29,352,000 during the 1999 quarter to $37,403,000 during the 2000 quarter. As a percentage of revenue, corporate general and administrative expenses increased from 3.0% during the 1999 quarter to 3.5% in the 2000 quarter. However, when compared to the second quarter of 2000, corporate general and administrative expenses increased by $1,697,000, or 4.8%. The provision for doubtful accounts was $24,971,000, or 2.4% of revenues, for the third quarter of 2000, compared to $138,726,000, or 14.0% of revenues, for the same period in 1999. Management believes that the allowance for doubtful accounts generated by this provision is adequate to cover any uncollectible revenues.

         Depreciation and amortization expense was $89,160,000 for the quarter ended September 30, 2000, compared to $94,695,000 for the same period in 1999. The decrease was primarily attributable to the full amortization of certain intangible assets. Interest expense was $60,261,000 for the quarter ended September 30, 2000, compared to $42,502,000 for the quarter ended September 30, 1999. The increase is primarily attributable to increases in effective interest rates. For the third quarter of 2000, interest income was $2,398,000, compared to $2,798,000 for the third quarter of 1999.

         Income before minority interests and income taxes for the third quarter of 2000 was $139,188,000, compared to $19,804,000 for the same period in 1999. Minority interests decreased income before income taxes by $21,771,000 for the quarter ended September 30, 2000, compared to decreasing income before income taxes by $26,960,000 for the third quarter of 1999. The provision for income taxes for the third quarter of 2000 was $46,380,000, compared to $(2,826,000) for the same period in 1999. The effective tax rate was 39.5% for the quarters ended September 30, 2000 and 1999. Net income (loss) for the third quarter of 2000 was $71,037,000, compared to $(4,330,000) for the third quarter of 1999.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues for the nine months ended September 30, 2000, were $3,118,115,000, an increase of $46,595,000, or 1.5%, over the nine months ended September 30, 1999. Same store revenues were $3,051,475,000, a decrease of $20,045,000, or (0.65%), as compared to the same period in 1999. New store revenues were $66,640,000. Revenues generated from patients under Medicare and Medicaid plans respectively accounted for 29.1% and 2.5% of revenue for the first nine months of 2000, compared to 33.0% and 2.4% for the same period in 1999. Revenues from any other single third-party payor were not significant in relation to the Company's revenues. During the first nine months of 2000, same store outpatient visits, inpatient days, surgical cases and diagnostic cases increased 4.3%, 4.4%, .02% and 1.7%, respectively. Revenue per outpatient visit, inpatient day, surgical case and diagnostic case for same store operations increased (decreased) by (1.9)%, (3.2)%, 1.6% and (10.7)%, respectively.

         Operating unit expenses were $2,106,326,000, or 67.6% of revenues, for the nine months ended September 30, 2000, compared to $1,965,209,000, or 64.0% of revenues, for the first nine months of 1999. Same store operating unit expenses were $2,055,924,000, or 67.4% of comparable revenue. New store operating unit expenses were $50,402,000, or 75.6% of comparable revenue. Net income for the nine months ended September 30, 2000, was $201,579,000, compared to $219,582,000 for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, we had working capital of $610,536,000, including cash and marketable securities of $166,710,000. Working capital at December 31, 1999, was $852,711,000, including cash and marketable securities of $132,882,000. For the first nine months of 2000, cash provided by operating activities was $490,932,000, compared to $475,192,000 for the same period in 1999. Additions to property, plant, and equipment and acquisitions accounted for $355,702,000 and $64,874,000, respectively, during the first nine months of 2000. Those same investing activities accounted for $235,068,000 and $82,576,000, respectively, in the same period in 1999. Financing activities provided $37,166,000 and used $81,146,000 during the first nine months of 2000 and 1999, respectively. Net borrowing proceeds (borrowing less principal reductions) for the first nine months of 2000 and 1999 were $102,310,000 and $229,505,000, respectively.

         Net accounts receivable were $909,578,000 at September 30, 2000, compared to $898,529,000 at December 31, 1999. The number of days of average quarterly revenues in ending receivables at September 30, 2000, was 78.9, compared to 82.6 days of average quarterly revenues in ending receivables at December 31, 1999. The concentration of net accounts receivable from patients, third-party payors, insurance companies and others at September 30, 2000, is consistent with the related concentration of revenues for the period then ended.

         We have a $1,750,000,000 revolving credit facility with Bank of America, N.A. ("Bank of America") and other participating banks (the "1998 Credit Agreement"). Interest on the 1998 Credit Agreement is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. We are required to pay a fee based on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on June 22, 2003. We have provided a negative pledge on all assets under the 1998 Credit Agreement. The effective interest rate on the average outstanding balance under the 1998 Credit Agreement was 6.81% for the nine months ended September 30, 2000, compared to the average prime rate of 9.11% during the same period. At September 30, 2000, we had drawn $1,406,000,000 under the 1998 Credit Agreement.

         We also had a Short Term Credit Agreement with Bank of America and other participating banks (as amended, the "Short Term Credit Agreement"), providing for a $250,000,000 short term revolving credit facility. The terms of the Short Term Credit Agreement were substantially consistent with those of the 1998 Credit Agreement. Interest on the Short Term Credit Agreement was paid based on LIBOR plus a predetermined margin or a base rate. We were required to pay a fee on the unused portion of the credit facility ranging from 0.30% to 0.50%, depending on certain defined ratios. The effective interest rate on the average outstanding balance under the Short Term Credit Agreement was 7.97% for the nine months ended September 30, 2000, compared to the average prime rate of 9.11% during the same period. The principal amount was payable in full on December 12, 2000. At September 30, 2000, we had no amounts drawn under the Short Term Credit Agreement. On October 31, 2000, we replaced the Short Term
Credit Agreement with a new $400,000,000 Credit Agreement (the "2000 Credit Agreement") with UBS AG and other participating banks. Interest on the 2000 Credit Agreement is paid based on LIBOR plus a predetermined margin or base rate. We are required to pay a fee on the unused portion of the credit facility ranging from 0.25% to 0.50%, depending on certain defined ratios. The principal amount is payable in full in eight quarterly installments ending on June 22, 2003.

         We intend to pursue the acquisition or development of additional healthcare operations, including outpatient rehabilitation facilities, inpatient rehabilitation facilities, ambulatory surgery centers, outpatient diagnostic centers and companies engaged in the provision of other complementary services, and to expand certain of our existing facilities. While it is not possible to estimate precisely the amounts which will actually be expended in the foregoing areas, we anticipate that over the next twelve months, we will spend approximately $150,000,000 to $200,000,000 on maintenance and expansion of our existing facilities and approximately $150,000,000 to $200,000,000 on development activities and Internet and e-commerce initiatives, and on continued development of the Integrated Service Model. We also redeemed the $250,000,000 principal amount of our 9.5% Senior Subordinated Notes at par on October 30, 2000.

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

         Our investment in marketable securities was $120,000 at September 30, 2000, which represents less than 1% of total assets at that date. These securities are generally short-term, highly liquid instruments and, accordingly, their fair value approximates cost. Earnings on investments in marketable securities are not significant to our results of operations, and therefore any changes in interest rates would have a minimal impact on future pre-tax earnings.

         With respect to our interest-bearing liabilities, approximately $1,406,000,000 in long-term debt at September 30, 2000 is subject to variable rates of interest, while the remaining balance in long-term debt of $1,815,219,000 is subject to fixed rates of interest (see Note 2 of "Notes to Consolidated Financial Statements" for further description). This compares to $1,625,000,000 in long-term debt subject to variable rates of interest and $1,489,648,000 in long-term debt subject to fixed rates of interest at December 31, 1999. The fair value of our total long-term debt, based on discounted cash flow analyses, approximates its carrying value at September 30, 2000 and December 31, 1999 except for the 3.25% Convertible Debentures, 6.875% Senior Notes and 7.0% Senior Notes. The fair value of the 3.25% Convertible Debentures was approximately $476,000,000 and $443,000,000 at September 30, 2000 and December 31, 1999, respectively. The fair value of the 6.875% Senior Notes due 2005 was approximately $221,000,000 and $216,600,000 at September 30, 2000 and
December 31, 1999, respectively. The fair value of the 7% senior Notes due 2008 was approximately $206,000,000 and $207,250,000 at September 30, 2000 and December 31, 1999, respectively. Based on a hypothetical 1% increase in interest rates, the potential losses in future annual pre-tax earnings would be approximately $14,060,000. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined considering the impact of the hypothetical interest rates on our borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

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

         We filed a motion to dismiss the consolidated amended complaint in the federal action in late June 1999. The parties have filed various briefs related to this motion. On September 13, 2000, the magistrate judge issued his report and recommendation, recommending that the court dismiss the amended complaint in its entirety with leave to amend. The plaintiffs have objected to that report, and we are filing a response to that objection. We cannot predict when the court will rule on our motion or whether the court will follow the recommendation of the magistrate judge. We believe that all claims asserted in the above suits are without merit, and expect to vigorously defend against such claims. Because such suits remain at an early stage, we cannot currently predict the outcome of any such suits or the magnitude of any potential loss if our defense is unsuccessful.

Item 2.           CHANGES IN SECURITIES.

(c)      Recent Sales of Unregistered Securities

                  The Company had no sales of unregistered equity securities during the three months ended September 30, 2000.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

                  11.  Computation of Income Per Share (unaudited)
                  27.  Financial Data Schedule

(b)      Reports on Form 8-K

         The Company filed no Current Reports on Form 8-K during the three months ended September 30, 2000.

         No other items of Part II are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-Q.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     HEALTHSOUTH CORPORATION
                                                          (Registrant)


Date:  November 14, 2000                              RICHARD M. SCRUSHY
                                                 ------------------------------
                                                      Richard M. Scrushy
                                                 Chairman of the Board and
                                                   Chief Executive Officer

Date: November 14, 2000                               WILLIAM T. OWENS
                                                 ------------------------------
                                                       William T. Owens
                                                Executive Vice President and
                                                   Chief Financial Officer