Form 10-K
period 2000-12-31
HEALTHSOUTH CORP
filed 2001-03-30
CIK 785161

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000; OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number 1-10315

                            HEALTHSOUTH CORPORATION
                    -------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                63-0860407
------------------------------------------  ------------------------------------
           (State or Other Jurisdiction     (I.R.S. Employer Identification No.)
        of Incorporation or Organization)

          ONE HEALTHSOUTH PARKWAY
            BIRMINGHAM, ALABAMA                              35243
------------------------------------------  ------------------------------------
         (Address of Principal Executive                   (Zip Code)
                  Offices)

Registrant's Telephone Number, Including Area Code:   (205) 967-7116

Securities Registered Pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
            Title of Each Class                     on which Registered
------------------------------------------  ------------------------------------
         COMMON STOCK, PAR VALUE                  NEW YORK STOCK EXCHANGE
              $.01 PER SHARE

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

                             Yes [X]     No   [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State   the   aggregate   market   value   of  the  voting  stock  held  by
non-affiliates of the Registrant as of March 26, 2001:

            Common Stock, par value $.01 per share -- $5,221,026,283

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

               Class                       Outstanding at March 26, 2001
       ---------------------------------   ------------------------------
         COMMON STOCK, PAR VALUE
              $.01 PER SHARE                     389,463,041 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report on Form 10-K.
================================================================================

                                    PART I

ITEM 1. BUSINESS.

GENERAL

     HEALTHSOUTH Corporation is the nation's largest provider of outpatient surgery, outpatient diagnostic and rehabilitative healthcare services. We provide these services through our national network of inpatient and outpatient healthcare facilities, including inpatient and outpatient rehabilitation facilities, outpatient surgery centers, diagnostic centers, occupational medicine centers, medical centers and other healthcare facilities. We believe that we provide patients, physicians and payors with high-quality healthcare services at significantly lower costs than traditional inpatient hospitals. Additionally, our national network, reputation for quality and focus on outcomes have enabled us to secure contracts with national and regional managed care payors. At December 31, 2000, HEALTHSOUTH operated over 2,000 locations in all 50 states, Puerto Rico, the United Kingdom, Canada and Australia.

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

     HEALTHSOUTH is also the largest operator of outpatient diagnostic centers in the United States. Most of our diagnostic centers operate in markets where we also provide rehabilitative healthcare and outpatient surgery services. We believe that our ability to offer a comprehensive range of healthcare services in a particular geographic market makes HEALTHSOUTH more attractive to both patients and payors in such market. We focus on marketing our services in an integrated system to patients and payors in such geographic markets. We are continually evaluating potential acquisitions that complement our existing operations, as well as divestitures of non-strategic assets and businesses.

     HEALTHSOUTH was organized as a Delaware corporation in February 1984. Our principal executive offices are located at One HealthSouth Parkway, Birmingham, Alabama 35243, and our telephone number is (205) 967-7116.

COMPANY STRATEGY

     Our objective is to continue to grow profitably and enhance our position as the preferred provider in our lines of business and geographic markets. In the 1994-1998 period, we pursued a strategy of rapid growth through acquisitions. During this period, we consummated a series of major acquisitions that strengthened our position in our primary lines of business. Today, we believe that we have a strong franchise in our core product lines that encompasses a geographic scope that is unlikely to be duplicated by competitors in the foreseeable future. Going forward, our business strategy will be focused on enhancing profit margins through operating efficiencies and organic growth, as well as selective acquisition and development activity. The following are key elements of our strategy:

     o Leverage Our Existing National Network. As one of the largest providers of healthcare services in the United States, and as the largest provider in our primary lines of business, we believe we are well-positioned to leverage our existing network of facilities in order to realize economies of scale and compete successfully for national and regional contracts while retaining the flexibility to respond to particular needs of local markets. Our national network offers large national and regional employers and payors the convenience of dealing with a single provider, a well as offering us the ability to utilize greater buying power through centralized purchasing, to achieve more efficient costs of capital and labor and to more effectively recruit and retain clinicians. We believe that our operations management structure allows us to realize these benefits without sacrificing local market responsiveness. Our objective is to provide those outpatient and rehabilitative healthcare services needed within each local market by tailoring our services and facilities to that market's needs, thus bringing the benefits of nationally recognized expertise and quality into the local setting.

     o Deliver Cost-Effective Services. We strive to provide high-quality healthcare services in cost-effective settings. To that end, we use standardized clinical protocols based on "best practices" techniques for the treatment of our patients. We use these standardized clinical protocols at all of our facilities, promoting the delivery of high-quality care in a highly efficient, consistent and cost-effective manner. We believe that our facilities are among the most cost-effective in the industry, making us an attractive healthcare provider for payors and self-insured employers. In addition, we believe that our low-cost profile favorably positions us to respond to reimbursement pricing pressure.

     o Market to Managed Care Organizations and Other Payors. Since the late 1980s, we have focused on the development of contractual relationships with managed care organizations, major insurance companies, large regional and national employer groups and provider alliances and networks. Our documented clinical outcomes and our daily experience with thousands of patients in delivering quality healthcare services at reasonable prices has enhanced our attractiveness to such entities and has given us a competitive advantage over smaller and regional competitors. These relationships have increased patient volume in our facilities and contributed to our same-store growth. These relationships also enable us to work with major payors to ensure competitive pricing and provide for more efficient billing, claims processing and payment procedures.

     o Expand Our Integrated Service Model. Our Integrated Service Model ("ISM") strategy coordinates the delivery of our outpatient services in a given market through the integrated management and marketing of our outpatient operations. We plan to expand our ISM into the 300 largest markets in the United States. We believe our ISM strategy capitalizes on the complementary nature of our primary services. Almost all rehabilitation and surgery patients have diagnostic procedures, and many inpatient rehabilitation patients require some form of outpatient rehabilitation. Furthermore, a significant number of both inpatient and outpatient rehabilitation patients require surgery. Through the ISM, our healthcare services are delivered in a coordinated manner intended to enhance referrals across our business lines. The ISM also allows us to offer patients and payors attractive pricing on bundled services in a given market, as well as the convenience of dealing with a single source for patient care needs.

     o Manage for Cash Flow. We have implemented disciplined financial policies that have resulted in strong cash flows as compared to other publicly traded healthcare companies. We intend to continue focusing on managing our business for cash flow and improving financial performance. We will also seek to leverage new technologies into tangible operating efficiencies, improved accounts receivable collection and cost-effective operations. In particular, we are aggressively working to reduce our accounts receivable days and enhance our operating margins by utilizing new electronic claims processing and payment technology, improving our charge capture systems and continuing our proactive efforts to work with payors to streamline payment processes and reduce reimbursement delays. We intend to use free cash flow to reduce outstanding debt and further strengthen our balance sheet.

     o Implement Technology Initiatives. We intend to capitalize on our strong brand identity through strategic alliances and, where appropriate, equity participation with technology-oriented companies offering services that we believe will benefit us, both by creating greater efficiencies and cost savings for our operations and by expanding the range of services we offer and public awareness of our company. We believe that our network of over 2,000 facilities, our volume of daily interactions with patients across the country and our relationships with leading physicians and institutions offer these companies immediate operational scale and exposure of a type not available through other healthcare providers. We will seek to leverage those assets through business affiliations that we believe will both benefit our operations and increase stockholder value through strategic investment activities.

RISK FACTORS

     Our business, operations and financial condition are subject to various risks. Some of these risks are described below, and readers of this Annual
Report on Form 10-K should take such risks into account in evaluating HEALTHSOUTH or any investment decision involving HEALTHSOUTH. This section does not describe all risks applicable to our company, our industry or our business, and it is intended only as a summary of certain material factors. More detailed information concerning the factors described below is contained in other sections of this Annual Report on Form 10-K.

     We Depend Upon Reimbursement by Third-Party Payors. Substantially all of our revenues are derived from private and governmental third-party payors. In 2000, approximately 29% of our revenues were derived from Medicare, approximately 3% from Medicaid and approximately 68% from commercial insurers, managed care plans, workers' compensation payors and other private pay revenue sources. There are increasing pressures from many payors to control healthcare costs and to reduce or limit increases in reimbursement rates for medical services. There can be no assurances that payments from government or private payors will remain at levels comparable to present levels. In attempts to limit federal spending, there have been, and we expect that there will continue to be, a number of proposals to limit Medicare reimbursement for various services. We cannot now predict whether any of these pending proposals will be adopted or what effect the adoption of such proposals would have on HEALTHSOUTH.

     Further, Medicare reimbursement for inpatient rehabilitation services is changing from a cost-based reimbursement system to a prospective payment system ("PPS"), with the phase-in of the PPS currently expected to begin sometime in 2001. While we believe we are well-positioned and well-prepared for the transition, we cannot be certain what effect the implementation of inpatient rehabilitation PPS will have on us. In addition, a delay in the implementation of inpatient rehabilitation PPS, lower than expected reimbursement rates or our failure to successfully execute our planned response to this change could have a material adverse effect on our financial condition or results of operations. See this Item, "Business -- Regulation".

     Our Operations Are Subject To Extensive Regulation. Our operations are subject to various other types of regulation by federal and state governments, including licensure and certification laws, Certificate of Need laws and laws relating to financial relationships among providers of healthcare services, Medicare fraud and abuse and physician self-referral.

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

     Our business is subject to extensive federal and state regulation with respect to financial relationships among healthcare providers, physician self-referral arrangements and other fraud and abuse issues. Penalties for violation of federal and state laws and regulations include exclusion from participation in the Medicare and Medicaid programs, asset forfeiture, civil penalties and criminal penalties, any of which could have a material adverse effect on our business, results of operations or financial condition. The Office of Inspector General of the Department of Health and Human Services, the Department of Justice and other federal agencies interpret healthcare fraud and abuse provisions liberally and enforce them aggressively. See this Item, "Business -- Regulation".

     Healthcare Reform Legislation May Affect Our Business. In recent years, many legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. Among the proposals which are currently being, or which recently have been, considered are cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a single government health insurance plan that would cover all citizens. The costs of certain proposals would be funded in significant part by reductions in payment by governmental programs, including Medicare and Medicaid, to healthcare providers. There continue to be federal and state proposals that would, and actions that do, impose more limitations on government and private payments to healthcare providers such as HEALTHSOUTH and proposals to increase copayments and deductibles from patients. At the federal level, Congress has continued to propose or consider healthcare budgets that substantially reduce payments under the Medicare and Medicaid programs. In addition, many states are considering the enactment of initiatives designed to reduce their Medicaid expenditures, to provide universal coverage or additional levels of care and/or to impose additional taxes on healthcare providers to help finance or expand the states' Medicaid systems. There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation on HEALTHSOUTH. That impact may be material to our business, financial condition or results of operations.

     We Face National, Regional and Local Competition. We operate in a highly competitive industry. Although we are the largest provider of our range of inpatient and outpatient healthcare services on a nationwide basis, in any particular market we may encounter competition from local or national entities with longer operating histories or other superior competitive advantages. There can be no assurance that such competition, or other competition which we may encounter in the future, will not adversely affect our results of operations. See this Item, "Business -- Competition".

     We are Subject To Material Litigation. We are, and may in the future be, subject to litigation which, if determined adversely to us, could have a material adverse affect on our business, financial condition or results of operations. In addition, some of the companies and businesses we have acquired have been subject to such litigation. While we attempt to conduct our operations in such a way as to reduce the risk that adverse results in litigation could have a material adverse affect on us, there can be no assurance that pending or future litigation, whether or not described in this Annual Report on Form 10-K, will not have such a material adverse affect. See
Item 3, "Legal Proceedings".

     Our Stock Price May Be Volatile. Healthcare stocks in general, including HEALTHSOUTH's common stock, are subject to frequent changes in stock price and trading volume, some of which may be large. These changes may be influenced by the market's perceptions of the healthcare sector in general, of other companies believed to be similar to HEALTHSOUTH, or of our results of operations and future prospects. In addition, these perceptions may be greatly affected not only by information we provide but also by opinions and reports created by investment analysts and other third parties which do not necessarily reflect information provided by us. Adverse movement in HEALTHSOUTH's stock price, particularly as a result of factors over which we have no control, may adversely affect our access to capital and the ability to consummate acquisitions using our stock.

RECENT DEVELOPMENTS

     From time to time, we determine to divest assets or businesses that we have acquired which are no longer consistent with our current business strategy. In that connection, in the first quarter of 2001, we announced that we had entered into a letter of intent with HCA - The Hospital Company to sell our Richmond, Virginia facility and a related outpatient surgery center to an affiliate of HCA. In addition, we also announced that we had entered into a letter of intent to sell substantially all of our occupational medicine center operations to U.S. HealthWorks, Inc. In both cases, we determined that the facilities being divested were not consistent with our current strategy and that management resources devoted to those operations could be better utilized in connection with our strategic businesses.

     Both divestiture transactions are subject to the completion of definitive documentation and the satisfaction of various conditions. We currently expect that both transactions will close at or shortly after the end of the first quarter of 2001. We expect to use the proceeds from the transactions to pay down existing indebtedness.

INDUSTRY OVERVIEW

     The United States Health Care Financing Administration ("HCFA") estimates that national health expenditures were approximately $1.2 trillion in 1999 and are projected to total $2.2 trillion, or 16.2% of the Gross Domestic Product, by 2008. Within the United States, hospital and physician expenditures traditionally account of the majority of personal healthcare spending. Accelerating private spending growth rates in 1998 caused the share of health spending paid by the private sector to increase for the first time since 1988, rising from 53.8% in 1997 to 54.5% in 1998. At the same time, growth in public sector spending for 1998 increased by 4.1%.

     HCFA projects that the combination of demographic forces associated with the aging of the baby-boomers and continued economic strength is expected to continue to generate industry growth. The private sector in particular is expected to continue to benefit from demographic trends, technology improvements, and the ongoing focus on cost containment.

Outpatient and Inpatient Rehabilitation Markets

     According to available information, there are approximately 35,000 inpatient rehabilitation beds and 8,000 to 9,000 outpatient rehabilitation centers in the United States. The need for rehabilitation is expected to continue to grow over the next few years driven by the increased percentage of persons over 65 years of age within the general United States population, who generally have the highest rehabilitation needs.

Outpatient Surgery Market

     Based on industry estimates, the freestanding outpatient surgery center market is approximately $6 billion in size. There was a 75% increase in the number of treatments in ambulatory settings (hospital outpatient, freestanding ambulatory surgery centers and physicians' offices) from 1986 to 1996, and it is estimated that approximately 80% of surgeries performed today can be done on an outpatient basis. Additionally, the number of outpatient surgery cases increased 196% from 1993 through 1999, from 2.9 million to 5.7 million cases, due mostly to continued medical advances, which facilitated a shift of many procedures to ambulatory settings. Growth in the market is expected to continue during the next decade, after seeing the number of outpatient surgery centers increase from 2,300 in 1996 to more than 2,700 centers in 1999.

Diagnostic Market


     The diagnostic market is highly fragmented, with radiologists, hospitals and independent organizations offering diagnostic services. It is estimated that there are currently approximately 2,700 diagnostic centers within the United States, an increase from approximately 1,300 centers in 1988. We expect the diagnostics market to continue to grow over the next few years due to increased sub-specializations, expanding geographic reach and the non-invasive and cost-effective nature of diagnostics in general.

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

Outpatient Services Segments

     Our outpatient services segments, comprising our Ambulatory Services-East and Ambulatory Services-West divisions, include our outpatient rehabilitation facilities and occupational medicine centers, our outpatient surgery centers and our outpatient diagnostic centers. We are the largest operator of outpatient rehabilitation facilities, outpatient surgery centers and outpatient diagnostic centers in the United States.

     OUTPATIENT REHABILITATION SERVICES. As of December 31, 2000, we provided outpatient rehabilitative healthcare services through approximately 1,407 locations in all 50 states and the United Kingdom, including freestanding outpatient centers, outpatient satellites of inpatient facilities and outpatient facilities managed under contract. This constitutes the largest network of outpatient rehabilitation facilities in the United States. Our outpatient rehabilitation centers offer a comprehensive range of rehabilitative healthcare services, including physical therapy and occupational therapy, that are tailored to the individual patient's needs, focusing predominantly on orthopaedic, sports-related, work-related, hand and spine injuries and various neurological/neuromuscular conditions. Continuing emphasis on containing increases in healthcare costs, as evidenced by Medicare's prospective payment system, the growth in managed care and the various alternative healthcare reform proposals, has resulted in earlier discharge of patients from acute-care facilities. As a result, many hospital patients do not receive the intensity of services that may be necessary for them to achieve a full recovery from their diseases, disorders or traumatic conditions. Our outpatient rehabilitation services play a significant role in the continuum of care because they provide hospital-level services, in terms of intensity, quality and frequency, in a more cost-effective setting.

     We believe that the key factors influencing the outpatient rehabilitation business include cost, quality of services and outcomes achieved, convenience for patients and referral sources, and relationships with payors and self-insured employers. We believe that we are well-positioned to compete on all of these factors. Our national network allows us to benefit from economies of scale and to introduce standardized clinical protocols for the treatment of our patients, resulting in "best practices" techniques being utilized at all of our facilities. This has allowed us to consistently achieve demonstrable, cost-effective clinical outcomes. In addition, we believe that our facilities offer an attractive environment for patients and are located in convenient proximity to referring physicians and to our target patient populations. We believe that our national scale and our reputation for high-quality, cost-effective services enables us to obtain national, regional and local contracts with payors and with self-insured employers.

     We endeavor to locate our outpatient rehabilitation centers in specific areas where we believe there is a demand for our services. In general, we initially establish an outpatient center in a given market, either by acquiring an existing private therapy practice or through start-up development, and institute our clinical protocols and programs in response to the community's general need for services. We will then establish satellite clinics that are dependent upon the main facility for management and administrative services. These satellite clinics generally provide a specific evaluative or specialty service/program, such as hand therapy or foot and ankle therapy, in response to specific market demands. Our outpatient centers are staffed by physical therapists, occupational therapists and other clinicians and appropriate support personnel, depending on the services provided at a particular location, and are open at hours designed to accommodate the needs of the patient population being served and the local demand for services.

     Outpatient rehabilitation patients are referred to our outpatient centers by physicians. In our markets, we strive to develop and maintain relationships with orthopaedic surgeons, neurologists and neurosurgeons, physiatrists and other physicians who serve patients likely to need the rehabilitation services we provide and to keep those physicians informed with respect to the scope and quality of those services. In addition, we attempt to locate our outpatient rehabilitation facilities in proximity to those types of physicians, in order to provide for convenient access to them. We also market our services to managed care payors and case management companies, as well as to self-insured employers and professional and amateur athletic organizations which are likely to have a large number of work-related or sports-related orthopaedic injuries. We believe that we offer high-quality services in a cost-effective setting that is attractive to patients, physicians and payors. In addition, at December 31, 2000, we operated approximately 113 occupational medicine centers in 29 states, which provide cost-effective, outpatient primary medical care and related services for work-related injuries and illnesses, work- related physical examinations, physical therapy services and workers' compensation medical services. Our occupational medicine centers market their services to large and small employers, workers' compensation and health insurers and managed care organizations. As described above, in the first quarter of 2001 we entered into a letter of intent to sell substantially all of our occupational medicine center operations. See this Item, "Business - Recent Developments".

     OUTPATIENT SURGERY SERVICES. As of December 31, 2000, we provided outpatient surgery services through 222 freestanding surgery centers in 40 states. This constitutes the largest network of outpatient surgery centers in the United States. Over 80% of our outpatient surgery centers are located in markets served by our rehabilitation facilities, enabling us to pursue opportunities for cross-referrals between surgery and rehabilitation facilities, as well as to centralize administrative functions.

     We believe that the key factors influencing the outpatient surgery business are physician utilization, cost and quality of services and case mix. Physicians typically choose to perform outpatient surgical procedures in a freestanding outpatient surgery center rather than an acute-care hospital because of the convenience of the surgery center for themselves and for their patients, in terms of access, scheduling and operating room turnaround time. Like most other outpatient surgery centers, the majority of our centers are owned in partnership with surgeons and other physicians who perform procedures at the centers. It is critical to the success of an outpatient surgery center that its physician partners utilize the center for a significant portion of their procedures, and we believe that our surgery centers offer our physician partners convenient, modern and well-equipped settings for outpatient surgery. We also believe that our reputation in the field of orthopaedic healthcare and the physician relationships we have developed in that area enhance our ability to attract orthopaedic surgical procedures, which are reimbursed more favorably than some other types of outpatient surgery.

     Our surgery centers provide the facilities and medical support staff necessary for physicians to perform non-emergency surgical procedures. Our typical surgery center is a freestanding facility with two to six fully equipped operating and procedure rooms and ancillary areas for reception, preparation, recovery and administration. Each of our surgery centers is available for use only by licensed physicians, oral surgeons and podiatrists, and the centers do not perform surgery on an emergency basis.

     Outpatient surgery centers, unlike hospitals, have not historically provided overnight accommodations, food services or other ancillary services. Over the past several years, states have increasingly permitted the use of extended-stay recovery facilities by outpatient surgery centers. As a result, many outpatient surgery centers are adding extended recovery care capabilities where permitted. Most of our surgery centers currently provide for extended recovery stays. Our ability to develop such recovery care facilities is dependent upon state regulatory environments in the particular states where our centers are located.

     Our outpatient surgery centers implement quality control procedures to evaluate the level of care provided at the centers. Each center has a medical advisory committee of three to ten physicians which reviews the professional credentials of physicians applying for medical staff privileges at the center. In order to increase volumes and margins in our outpatient surgery centers, we focus on educating physicians as to the advantages in terms of convenience, technology, quality of care and cost-effectiveness that we believe our surgery centers provide and on syndicating our surgery centers to physicians who we believe will provide us with a high volume of cases and a favorable case mix in terms of reimbursement.

     To that end, we are increasing our efforts to syndicate additional partnership interests in our surgery centers to appropriate physicians and to buy out physician partners who have retired, moved away from a center's service area or otherwise do not utilize the center as a significant extension of their practice. In addition, we believe that the geographic scope of our surgery centers and the cost-effective nature of services performed in a freestanding outpatient surgery center are attractive to payors, and we market our outpatient surgery centers to those payors.

     DIAGNOSTIC SERVICES. We are the largest operator of outpatient diagnostic centers in the United States. At December 31, 2000, we operated 142 diagnostic centers in 31 states and the United Kingdom. Our diagnostic centers provide outpatient diagnostic imaging services, including MRI services, CT services, X-ray services, ultrasound services, mammography services, nuclear medicine services and fluoroscopy. Not all services are provided at all sites; however, most of our diagnostic centers are multi-modality centers offering multiple types of service.

     We believe that the key factors influencing the diagnostic center business are quality of service, turnaround time, relationships with referring physicians and patient convenience. In our diagnostic centers, we attempt to obtain the services of the best available radiologists to provide high-quality interpretations and to provide modern, well-maintained equipment and well-trained technicians. We attempt to locate our diagnostic centers in areas which are convenient for physicians and patients and to focus on prompt performance of diagnostic procedures and turnaround of interpretation reports. In addition, we believe that the reputation and relationships we have established with physicians through our outpatient rehabilitation and outpatient surgery services help us market our diagnostic services to those physicians and others.

     Our diagnostic centers provide outpatient diagnostic procedures performed by experienced radiological technicians. After the diagnostic procedure is completed, the images are reviewed by radiologists who have contracted with us. Those radiologists prepare a report of the test and their findings, which are then delivered to the referring physician. Our diagnostic centers are open at hours designed to accommodate the needs of the patient population being served and the local demand for services.

     Because many patients at our rehabilitative healthcare and outpatient surgery facilities require diagnostic procedures of the type performed at our diagnostic centers, we believe that our diagnostic operations are a natural complement to our other services and enhance our ability to market those services to patients and payors.

     OUTPATIENT SERVICES MANAGEMENT. Our outpatient services are managed by local market managers, who are responsible for all outpatient services in particular local markets, and regional market leaders, who are responsible for overseeing the market managers in particular regions. The market leaders report to division presidents responsible for our Ambulatory Services--East and Ambulatory Services--West divisions. This management approach, introduced in September 1999, replaced an earlier system which had separate, corporate-office-based management teams for each line of business. The new structure puts significant authority for operations, development and managed care contracting decisions in the hands of experienced managers who are positioned to respond to particular local and regional demands, trends and opportunities, with a full range of centralized corporate support resources backing them up. We believe that this approach allows us to better leverage our comparative regional advantage in terms of market share, relationships with payors, physicians and referral sources, and local market knowledge and experience.

     INTEGRATED SERVICE MODEL STRATEGY. Our ISM strategy is an integral part of our outpatient operations. In major markets, we seek to provide an integrated system of healthcare services, including, as appropriate, outpatient rehabilitation services, outpatient surgery services and outpatient diagnostic services, offering payors the convenience of dealing with a single provider for multiple services and enhancing cross-referral opportunities among our facilities. The ISM also includes inpatient rehabilitation services in appropriate markets. We have implemented our ISM in over 180 of our markets, and intend as our long-term goal to expand the model into the 300 largest markets in the United States.

Inpatient and Other Clinical Services Segment

     Our inpatient and other clinical services segment includes the operations of our inpatient rehabilitation facilities and medical centers, as well as the operations of certain other clinical services which are managerially aligned with our inpatient services. During the year ended December 31, 2000, our inpatient rehabilitation facilities achieved an overall utilization, based on patient days and available beds, of 79.6%. In measuring patient utilization of our inpatient facilities, various factors must be considered. Due to market demand, demographics, start-up status, renovation, patient mix and other factors, we may not treat all licensed beds in a particular facility as available beds, which sometimes results in a material variance between licensed beds and beds actually available for utilization at any specific time. We are generally in a position to increase the number of available beds at such facilities as market conditions dictate.

     INPATIENT REHABILITATION FACILITIES. At December 31, 2000, we operated 120 inpatient rehabilitation facilities with 7,696 licensed beds in the continental United States, representing the largest group of affiliated proprietary inpatient rehabilitation facilities in the nation, as well as a 71-bed rehabilitation hospital in Australia and a 17-bed rehabilitation facility in Puerto Rico. Our inpatient rehabilitation facilities provide high-quality comprehensive services to patients who require intensive institutional rehabilitation care.

     We believe that the key factors influencing the inpatient rehabilitation services business are cost and quality of care, clinical outcomes, relationships with payors, case managers, discharge planners and referral sources, and reimbursement rates. We believe that our reputation for quality of care and cost-effectiveness positions us well with payors and others to compete for patients. In addition, we believe that the economies of scale that we enjoy and the standardized clinical protocols that we utilize enable us to operate our inpatient rehabilitation facilities in a cost-effective manner that we expect will benefit us when the current cost-based Medicare reimbursement system for inpatient rehabilitation services is replaced by the new PPS system, which is expected to phase in sometime in 2001. See this Item, "Business -- Regulation". Further, we believe that our strategy of joint venturing our rehabilitation hospitals with nearby tertiary-care hospitals, where appropriate opportunities exist, enables us to enhance our clinical and research activities, to obtain various support and ancillary services from the acute-care hospitals without duplication of resources, and to provide a more coordinated continuum of care for the constituencies served by those acute-care hospitals.

     Inpatient rehabilitation patients are typically those who are experiencing significant physical disabilities due to various conditions, such as head injury, spinal cord injury, stroke, certain orthopaedic problems and neuromuscular disease. Our inpatient rehabilitation facilities provide the medical, nursing, therapy and ancillary services required to comply with local, state and federal regulations, as well as accreditation standards of the Joint Commission on Accreditation of Healthcare Organizations (the "JCAHO") and the
Commission on Accreditation of Rehabilitation Facilities. All of our inpatient rehabilitation facilities utilize an interdisciplinary team approach to the rehabilitation process and involve the patient and family, as well as the payor, in the determination of the goals for the patient. Internal case managers monitor each patient's progress and provide documentation of patient status, achievement of goals, functional outcomes and efficiency.

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

     A number of our rehabilitation hospitals were developed in conjunction with local tertiary-care facilities, including major teaching hospitals such as those at Vanderbilt University, the University of Missouri and the University of Virginia. In addition to those facilities so developed by us, we have entered into or are pursuing similar affiliations with a number of our rehabilitation hospitals which were obtained through our major acquisitions.

     Inpatient rehabilitation patients have typically been discharged from an acute-care setting. Accordingly, we focus on marketing our services to acute-care hospital discharge planners and to case managers utilized by payors and case management companies, who are typically influential in determining appropriate post-acute treatment settings for their patients. In addition, we market our services to physiatrists, neurologists, neurosurgeons, orthopaedic surgeons and other physicians involved in the care and referral of patients suited for inpatient rehabilitation.

     MEDICAL CENTERS. At December 31, 2000, we operated five medical centers with 1,125 licensed beds in four geographic markets, including one facility managed under contract. These facilities provide general and specialty medical and surgical healthcare services, emphasizing orthopaedics, sports medicine and rehabilitation. We acquired our medical centers as outgrowths of our rehabilitative healthcare services. Often, patients require medical and surgical interventions prior to the initiation of their rehabilitative care. In each of the markets in which we have acquired a medical center, we had well-established relationships with the medical communities serving each facility. Following the acquisition of each of our medical centers, we have provided the resources to improve upon the physical plant and expand services through the introduction of new technology. We have also developed additional relationships between these facilities and certain university facilities, including the University of Miami, Auburn University and the University of Alabama at Birmingham. Through these relationships, the influx of celebrity athletes and personalities and the acquisition of new technology, all of our medical centers have improved their operating efficiencies and enhanced census.

     Each  of  our  medical  center  facilities  is  licensed  as  an acute-care hospital, is accredited by the JCAHO and participates in the Medicare acute-care prospective payment system. See this Item, "Business -- Regulation".

     As described above, in the first quarter of 2001 we entered into a letter of intent to sell our Richmond, Virginia medical center and a related surgery center. See this Item, "Business - Recent Developments".

Other Patient Care Services

     In some markets, we provide other patient care services, including physician services and contract management of hospital- based rehabilitative healthcare services. We evaluate market opportunities on a case-by-case basis in determining whether to provide additional services of these types, which may be complementary to facility-based services we provide or stand-alone businesses. These services are included within our business segment with which they are most closely aligned in the particular local market.

MARKETING

     We market our services to patients, payors, physicians, case managers and other referral sources through a combination of national, regional and local strategies. We believe that these strategies have allowed us to develop a strong corporate brand identity, and have enabled us to focus our marketing efforts on particular demographic factors and competitive strengths in local and regional markets.

     We develop a local marketing plan for each facility based on a variety of factors, including population characteristics, physician characteristics and incidence of disability statistics, in order to identify specific service opportunities. Facility-oriented marketing programs are focused on increasing the
volume   of   patient  referrals  to  the  specific  facility  and  involve  the
development   of   ongoing  relationships  with  area  schools,  businesses  and industries, as well as physicians, health maintenance organizations and preferred provider organizations.

     Our larger-scale marketing activities are focused more broadly on efforts to generate patient referrals to multiple facilities and the creation of new business opportunities. These activities include the development and maintenance of contractual relationships or national pricing agreements with large third-party payors, such as CIGNA, United Healthcare or other national insurance companies, with national HMO/PPO companies, such as First Health and Multiplan, with national case management companies, such as INTRACORP and Crawford & Co., and with national employers, such as Delta Airlines,
Georgia-Pacific Corporation, Federated Department Stores, Goodyear Tire & Rubber and Winn-Dixie.

     We also carry out broader programs designed to further enhance our name recognition and association with amateur and professional athletics. Among these is the HEALTHSOUTH Sports Medicine Council, headed by Bo Jackson and involving other well-known professional and amateur athletes and sports medicine specialists, which is dedicated to developing educational programs focused on athletics for use in high schools. We have ongoing relationships with the Professional Golfers Association, the Senior Professional Golfers Association, the Ladies Professional Golf Association, the Southwestern Athletic Conference, and other professional and amateur sports organizations, as well as numerous universities, colleges and high schools to provide sports medicine coverage of events and rehabilitative healthcare services for injured athletes. In addition, we have established relationships with or provided treatment services for athletes from some 40-50 professional sports teams, as well as providing sports medicine services for Olympic and amateur athletes. In 1996, HEALTHSOUTH and the United States Olympic Committee established the Richard M. Scrushy/HEALTHSOUTH Sports Medicine and Sport Science Center at the USOC's Colorado Springs campus.

     We maintain a Web site at www.healthsouth.com, which provides information on the company, health information, targeted information and services for physicians and patients, links to our Securities and Exchange Commission filings and press releases, a facility locator and links to other relevant information, as well as other specialized Web sites. We believe that our Web sites enhance consumer and physician awareness of our services and locations and access to those services, as well as providing a valuable resource for health information related to the services that we provide.

     We are a national sponsor of the United Cerebral Palsy Association and the National Arthritis Foundation and support many other charitable organizations on national and local levels. Through these endeavors, HEALTHSOUTH and its employees are able to support charitable organizations and activities within their communities.

SOURCES OF REVENUES

     Most of our revenues come from non-governmental revenue sources. The following table sets forth the percentages of our revenues from various sources for the periods indicated:

                                                       YEAR ENDED           YEAR ENDED
        SOURCE                                    DECEMBER 31, 1999     DECEMBER 31, 2000
        ------                                   -------------------   ------------------
        Medicare ......................                 33.0%                 29.0%
        Commercial (1) ................                 40.3                  43.1
        Workers' Compensation .........                 11.5                  12.0
        All Other Payors (2) ..........                 15.2                  15.9
                                                       -----                 -----
                                                       100.0%                100.0%
                                                       =====                 =====

------------------
(1) Includes commercial insurance, HMOs, PPOs and other managed care plans.

(2) Medicaid is included in this category, representing approximately 2% of 1999 revenues and 3% of 2000 revenues.

     See this Item, "Business -- Regulation -- Medicare Participation and Reimbursement" for a description of certain of the reimbursement regulations applicable to our facilities.

COMPETITION

     Our rehabilitation facilities compete on a local, regional and national basis with other providers of specialized services such as sports medicine and work hardening, and specific concentrations such as head injury rehabilitation and orthopaedic surgery. The competition faced in each of these markets is similar, with variations arising from the number of healthcare providers in the particular area. The primary competitive factors in the rehabilitation components of our inpatient and outpatient business segments are quality of services, projected patient outcomes, charges for services, responsiveness to the needs of the patients, community and physicians, and ability to tailor programs and services to meet specific needs of the patients. Competitors and potential competitors include hospitals, private practice therapists, rehabilitation agencies and others. Some of these competitors may have greater patient referral support and financial and personnel resources in particular markets than we do. We believe that we compete successfully within the marketplace based upon our reputation for quality, competitive prices, positive rehabilitation outcomes, innovative programs, clean and bright facilities and responsiveness to needs.

     Our surgery centers compete primarily with hospitals and other operators of freestanding surgery centers in attracting physicians and patients and in developing new centers and acquiring existing centers. The primary competitive factors in the outpatient surgery business are convenience, cost, quality of service, physician loyalty and reputation. Hospitals have many competitive advantages in attracting physicians and patients, including established standing in a community, historical physician loyalty and convenience for physicians making rounds or performing inpatient surgery in the hospital. However, we believe that our national market system and our historical presence in many of the markets where our surgery centers are located enhance our ability to operate these facilities successfully.

     Our diagnostic centers compete with local hospitals, other multi-center imaging companies, local independent diagnostic centers and imaging centers owned by local physician groups. We believe that the principal competitive factors in the diagnostic services business are price, quality of service, ability to establish and maintain relationships with managed care payors and referring physicians, reputation of interpreting physicians, facility location and convenience of scheduling. We believe that our diagnostic facilities compete successfully within their respective markets, taking into account these factors.

     Our medical centers are located in four urban areas of the country, all with well established healthcare services provided by a number of proprietary, not-for-profit, and municipal hospital facilities. Our facilities compete directly with these local hospitals as well as various nationally recognized centers of excellence in orthopaedics, sports medicine and other specialties. Because our facilities enjoy a national and international reputation for orthopaedic surgery and sports medicine, we believe that our medical centers' level of service and continuum of care enable them to compete successfully, both locally and nationally.

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

REGULATION

     The healthcare industry is subject to regulation by federal, state and local governments. The various levels of regulatory activity affect our business activities by controlling our growth, requiring licensure or certification of our facilities, regulating the use of our properties and controlling the reimbursement we receive for services provided.

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

Medicare Participation and Reimbursement

     In order to participate in the Medicare program and receive Medicare reimbursement, each facility must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, the type of facility, its equipment, its personnel and its standards of medical care, as well as compliance with all state and local laws and regulations. All of our inpatient facilities, except for our St. Louis head injury center, participate in the Medicare program. Approximately 1,178 of our outpatient rehabilitation facilities currently participate in, or are awaiting the assignment of a provider number to participate in, the Medicare program. All of our surgery centers are certified (or awaiting certification) under the Medicare program. Diagnostic and occupational health facilities are not certified by the Medicare program. Our Medicare-certified facilities, inpatient and outpatient, undergo annual on-site Medicare certification surveys in order to maintain their certification status. Failure to comply with the program's conditions of participation may result in loss of program reimbursement or other governmental sanctions. We have developed our operational systems to attempt to assure compliance with the various standards and requirements of the Medicare program and have established ongoing quality assurance activities to monitor compliance.

     As  a  result  of  the  Social  Security  Act  Amendments of 1983, Congress
adopted a PPS to cover the routine and ancillary operating costs of most Medicare inpatient acute-care hospital services. Under this system, the Secretary of Health and Human Services has established fixed payment amounts per discharge based on diagnosis-related groups ("DRGs"). With limited exceptions, reimbursement received by an acute-care hospital for Medicare inpatients is limited to the DRG rate, regardless of the number of services provided to the patient or the length of the patient's hospital stay. Under acute-care

PPS, a hospital may retain the difference, if any, between its DRG rate and its operating costs incurred in furnishing inpatient services, and is at risk for any operating costs that exceed its DRG rate. Our medical center facilities are generally subject to acute-care PPS with respect to Medicare inpatient services.

     The acute-care PPS program has been beneficial for the rehabilitation segment of the healthcare industry because of the economic pressure on acute-care hospitals to discharge patients as soon as possible. The result has been increased demand for rehabilitation services for those patients discharged early from acute-care hospitals. Freestanding inpatient rehabilitation facilities have been exempt from PPS, and inpatient rehabilitation units within acute-care hospitals have been eligible to obtain an exemption from PPS upon satisfaction of certain federal criteria. As discussed below, freestanding inpatient rehabilitation facilities and hospital-based inpatient rehabilitation units are to be placed under a PPS currently expected to be phased in beginning later in 2001.

     Currently, 17 of our outpatient centers are Medicare-certified Comprehensive Outpatient Rehabilitation Facilities ("CORFs") and 983 are Medicare-certified rehabilitation agencies or satellites. Additionally, we have certification applications pending for two CORF sites and 176 rehabilitation agency sites (including satellites.) Through December 31, 1998, CORFs were reimbursed reasonable costs (subject to certain limits) for services provided to Medicare beneficiaries, and outpatient rehabilitation facilities certified by Medicare as rehabilitation agencies were reimbursed on the basis of the lower of reasonable costs for services provided to Medicare beneficiaries or charges for such services. Outpatient rehabilitation facilities which are physician-directed clinics, as well as outpatient surgery centers, are reimbursed by Medicare on a fee screen basis; that is, they receive a fixed fee, which is determined by the geographical area in which the facility is located, for each procedure performed. From January 1, 1999, CORFs and rehabilitation agencies are reimbursed on a fee screen basis as well. Our outpatient rehabilitation facilities submit monthly bills to their fiscal intermediaries for services provided to Medicare beneficiaries, and we file annual cost reports with the intermediaries for each such facility.

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

     As part of the Balanced Budget Act of 1997, Congress directed the United States Department of Health and Human Services to develop regulations that would subject inpatient rehabilitation hospitals to a PPS, which was expected to be phased in beginning April 2001, and to be fully implemented by April 2003. The Act required that the rates must equal 98% of the amount of payments that would have been if the PPS had not been adopted. More recently, the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 amended the requirements of the Balanced Budget Act to require that rates for federal fiscal year 2002 must equal 100% of the amount of payments that would have been made if the PPS had not been adopted and to allow inpatient rehabilitation facilities to elect to transition immediately to full PPS reimbursement in their first cost reporting year beginning after the effective date of PPS implementation, instead of having PPS phased in over three cost reporting years, as originally required. Final regulations implementing inpatient rehabilitation PPS have not yet been released, and the United States Department of Health and Human Services has announced that it intends to delay the scheduled April 1, 2001 implementation date to a later date that has not yet been determined. In addition, the Act requires the establishment of a PPS for hospital outpatient department services, effective for services furnished beginning in 1999. Regulations implementing that requirement became effective August 1, 2000. We do not expect those regulations to have a material effect on us.

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

     The so-called "Stark II" provisions of the Omnibus Budget Reconciliation Act of 1993 amend the federal Medicare statute to prohibit the making by a physician of referrals for "designated health services" including physical therapy, occupational therapy, radiology services or radiation therapy, to an entity in which the physician has an investment interest or other financial relationship, subject to certain exceptions. Such prohibition took effect on January 1, 1995 and applies to all of our partnerships with physician partners. On January 9, 1998, the Department of Health and Human Services published proposed regulations (the "Proposed Stark Regulations") under the Stark II statute and solicited comments thereon. On January 4, 2001, the Department of Health and Human Services published final regulations relating to part of the Stark II statute (the "Phase I Final Stark Regulations") and announced its intention to publish a second, "Phase II" set of regulations covering the remainder of the statute and responding to comments received on the Phase I Final Stark Regulations at some unspecified future date. The Phase I Final Stark Regulations, which differ substantially in many respects from the Proposed Stark Regulations, have a specified effective date of January 4, 2002; however, recent actions by the new Administration have suspended the effective date of all regulations that had not yet gone into effect pending its review. We cannot currently predict whether this suspension will have the effect of delaying the January 4, 2002 date. In addition, a number of states have passed or are considering statutes which prohibit or limit physician referrals of patients to facilities in which they have an investment interest. In response to these regulatory activities, we have restructured most of our partnerships which involve physician investors to the extent required by applicable law, in order to eliminate physician ownership interests not permitted by applicable law. We intend to take such actions as may be required to cause the remaining partnerships to be in compliance with applicable laws and regulations, including, if necessary, the prohibition of physician partners from referring patients. We believe that this restructuring has not adversely affected and will not adversely affect the operations of our facilities.

     Ambulatory surgery is not identified as a "designated health service" under Stark II, and we do not believe the statute is intended to cover ambulatory surgery services. The Phase I Final Stark Regulations expressly clarify that the provision of designated health services in an ambulatory surgery center is excepted from the referral prohibition of Stark II if payment for such designated health services is included in the ambulatory surgery center payment rate.

     Our lithotripsy units frequently operate on hospital campuses, and it is possible to conclude that such services are "inpatient and outpatient hospital services" -- a category of designated health services under Stark II. The legislative history of the Stark II statute indicates that the statute was not intended to cover the provision of lithotripsy services by physician-owned lithotripsy providers under contract with a hospital. However, the Phase I Final Stark Regulations indicate that lithotripsy services provided at a hospital would constitute "inpatient and outpatient hospital services" and thus would be subject to Stark II. Based upon the Phase I Final Stark Regulations and the associated commentary by the Health Care Financing Administration, we believe that the operations of our lithotripsy partnerships, to the extent that they involve designated health services, either fall within exceptions contained in the Phase I Final Stark Regulations or, depending on the particular situation, might be restructured to comply with them before the effective date of the Phase I Final Stark Regulations. To the extent practicable, we intend to take such steps as may be required to cause such partnerships to be in compliance. If we are required to terminate any of these relationships, we believe such action will not adversely affect our operations. In addition, physicians frequently perform endoscopic procedures in the procedure rooms of our surgery centers, and it is possible to construe such services to be "designated health services". While we do not believe that Stark II was intended to apply to such services, if that were determined to be the case, we intend to take steps necessary to cause the operations of our facilities to comply with the law.

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

     In addition, HIPAA mandates, for all healthcare providers, standardization in the use, storage, and transfer of electronically transmitted healthcare data and also requires that healthcare providers, payors and clearinghouses adopt detailed new procedures for ensuring the privacy and security of individually identifiable health information. In August 2000, the Department of Health and Human Services published final regulations adopting standards for electronic transactions and for code sets to be used in those transactions. Those regulations have a specified effective date of October 16, 2002 for most providers, including us. In December 2000, the Department released final regulations establishing standards for the privacy of individually identifiable health information. The final privacy regulations, which differ substantially from previously proposed regulations, impose significant limitations on the use and disclosure of individually identifiable health information by providers, including us, as well as payors and clearinghouses. The final regulations are currently scheduled to take effect in April 2003. The final privacy regulations have been significantly criticized by many parts of the healthcare industry, and further changes in such regulations or delays in their implementation are possible.

     Compliance with the HIPAA privacy and electronic standards regulations will require significant changes in current information and claims processing practices utilized by healthcare providers, including us. It is not possible at this time to estimate the cost of such compliance. However, we have taken steps intended to ensure that we will comply with the applicable regulations by their respective effective dates, and we believe that we will be able to do so without a material adverse effect on our business, financial condition or results of operations.

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

INSURANCE

     Beginning December 1, 1993, we became self-insured for professional liability and comprehensive general liability. We purchased coverage for all claims incurred prior to December 1, 1993. In addition, we purchased underlying insurance which would cover all claims once established limits have been exceeded. It is the opinion of management that as of December 31, 2000, we had adequate reserves to cover losses on asserted and unasserted claims. In the fourth quarter of 2000, we formed an offshore captive insurance subsidiary to which we expect to transition the administration of our self-insurance programs.

     In connection with our October 1997 acquisition of Horizon/CMS Healthcare Corporation, HEALTHSOUTH assumed responsibility for handling Horizon/CMS's open professional and general liability claims. We have entered into an agreement with an insurance carrier to assume responsibility for the majority of open claims. Under this agreement, a "risk transfer" converted Horizon/CMS's self-insured claims to insured liabilities consistent with the terms of the underlying insurance policy.

EMPLOYEES

     As of December 31, 2000, we employed approximately 53,216 persons, of whom 34,427 were full-time employees and 18,789 were part-time or per diem employees. Of the above employees, 863 (including 39 part-time or per diem employees) were employed at our headquarters in Birmingham, Alabama. Except for approximately 93 employees at one rehabilitation hospital (about 16% of that facility's workforce), none of our employees are represented by a labor union. We are not aware of any current activities to organize our employees at other facilities. Management considers the relationship between HEALTHSOUTH and its employees to be good.

ITEM 2. PROPERTIES.

     HEALTHSOUTH's executive offices occupy a headquarters building of approximately 200,000 square feet in Birmingham, Alabama. The headquarters building  was  constructed  on  a  73-acre  parcel  of land owned by HEALTHSOUTH pursuant to a tax retention operating lease structured through NationsBanc Leasing Corporation. Substantially all of our outpatient rehabilitation and occupational medicine operations are carried out in leased facilities. We own 45 of our inpatient rehabilitation facilities and lease or operate under management contracts the remainder of our inpatient rehabilitation facilities. We also own 80 of our surgery centers and 41 of our diagnostic centers and lease or operate under management arrangements the remainder. We constructed our rehabilitation hospitals in Florence and Columbia, South Carolina, Kingsport and Nashville, Tennessee, Concord, New Hampshire, Dothan, Alabama, Columbia, Missouri, and Charlottesville, Virginia on property leased under long-term ground leases. The property on which our Memphis, Tennessee rehabilitation hospital is located is owned in partnership by HEALTHSOUTH and Methodist Healthcare-Memphis Hospitals. We own four of our medical center facilities and manage one under contract. We currently own, and from time to time may acquire, certain other improved and unimproved real properties in connection with our business. See Notes 5 and 7 of "Notes to Consolidated Financial Statements" for information with respect to the properties we own and certain related indebtedness.

     In management's opinion, our physical properties are adequate for our needs for the foreseeable future, and are consistent with our expansion plans described elsewhere in this Annual Report on Form 10-K.

     The following table sets forth a listing of our primary domestic patient care services locations (including both facilities owned or leased by HEALTHSOUTH and facilities under management agreements or similar arrangements) at December 31, 2000:

                                  INPATIENT
                                REHABILITATION                       OCCUPATIONAL     OUTPATIENT
                                  FACILITIES          MEDICAL          MEDICINE     REHABILITATION   SURGERY   DIAGNOSTIC
STATE                             (BEDS)(1)      CENTERS (BEDS)(1)      CENTERS       CENTERS(2)     CENTERS    CENTERS
-----                          ---------------- ------------------- -------------- ---------------- --------- -----------
Alabama ......................  7     (374)        2 (538)                 3               36            7          5
Alaska .......................                                             3                7            1          1
Arizona ......................  4     (243)                                7               32            4          2
Arkansas .....................  5     (283)                                1               23            2
California ...................  3     (197)                               27               58           50          3
Colorado .....................  1      (64)                                1               34            4          6
Connecticut ..................                                             1               34            5
Delaware .....................                                                              6            1
District of Columbia .........                                                              1                       1
Florida ...................... 10     (661)        1(281)                  8              130           19          8
Georgia ......................  1      (50)                                4               42            4         11
Hawaii .......................                                                             11            2
Idaho ........................                                                              2            1
Illinois .....................  1      (39)                                1               50            8          6
Indiana ......................  4     (208)                                3               10            4          1
Iowa .........................                                             1                5            2          1
Kansas .......................  4     (244)                                                30                       1
Kentucky .....................  2      (80)                                2                7            6
Louisiana ....................  4     (267)                                3                8            2          3
Maine ........................  2     (125)                                2                8
Maryland .....................  2     (117)                                                30            5         13
Massachusetts ................ 10     (764)                                1               63            1          2
Michigan .....................  1      (30)                                1               15
Minnesota ....................                                                             15            2
Mississippi ..................                                                             13            3          1
Missouri .....................  2     (160)                                2               58            8          6
Montana ......................                                                              4            1
Nebraska .....................                                             1                6
Nevada .......................  2     (130)                                                21            3          1
New Hampshire ................  2      (74)                                                 8
New Jersey ...................  1     (142)                                                63            3          2
New Mexico ...................  1      (61)                                                 6            1          1
New York .....................                                             1               45                       2
North Carolina ...............                                                             41           10          1
North Dakota .................                                                              2
Ohio .........................                                             3               39            8          2
Oklahoma .....................  3     (153)                                1               23            5          3
Oregon .......................                                                             30            2
Pennsylvania ................. 15   (1,147)                                4               81            6         12
Rhode Island .................                                                              2            2
South Carolina ...............  4     (256)                                                18            2          3
South Dakota .................                                             2                1
Tennessee ....................  6     (350)                                                42            6          4
Texas ........................ 16   (1,084)        1 (106)                 4              123           19         26
Utah .........................  1      (89)                                2                9            3          2
Vermont ......................                                             1                2
Virginia .....................  2      (90)        1 (200)                 6               41            1          5
Washington ...................                                            17               56            4          1
West Virginia ................  4     (214)                                                 4            1
Wisconsin ....................                                                              9            4
Wyoming ......................                                                              2

------------------
(1) "Beds" refers to the number of beds for which a license or certificate of need has been granted, which may vary materially from beds available for use.

(2) Includes  freestanding  outpatient  centers and their satellites, outpatient
    satellites   of   inpatient   rehabilitation   facilities   and   outpatient
    facilities managed under contract.

     In addition, at December 31, 2000, we operated six diagnostic centers and one outpatient rehabilitation center in the United Kingdom, one 71-bed rehabilitation hospital in Australia and one 17-bed inpatient rehabilitation facility in Puerto Rico, as well as numerous locations in various states providing other services. We also provided occupational medicine services at four industrial plants in Canada. See this Item, "Business -- Recent Developments", for a description of pending divestiture transactions.

ITEM 3. LEGAL PROCEEDINGS.

     In the ordinary course of its business, HEALTHSOUTH may be subject, from time to time, to claims and legal actions by patients and others. We do not believe that any such pending actions, if adversely decided, would have a material adverse effect on our financial condition. See Item 1, "Business -- Insurance" for a description of our insurance coverage arrangements.

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

SECURITIES LITIGATION

     HEALTHSOUTH was served with various lawsuits filed beginning September 30, 1998 purporting to be class actions under the federal and Alabama securities laws. Such lawsuits were filed following a decline in our stock price at the end of the third quarter of 1998. Seven such suits were filed in the United States District Court for the Northern District of Alabama. In January 1999, those suits were ordered to be consolidated under the case style In re HEALTHSOUTH Corporation Securities Litigation, Master File No. CV98-O-2634-S. On April 12, 1999, the plaintiffs filed a consolidated amended complaint against HEALTHSOUTH and certain of our current and former officers and directors alleging that, during the period April 24, 1997 through September 30, 1998, the defendants misrepresented or failed to disclose certain material facts concerning our business and financial condition and the impact of the Balanced Budget Act of 1997 on our operations in order to artificially inflate the price of our common stock and issued or sold shares of such stock during the purported class period, all allegedly in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Certain of the named plaintiffs in the consolidated amended complaint also claim to represent separate subclasses consisting of former stockholders of Horizon/CMS Healthcare Corporation and National Surgery Centers, Inc. ("NSC") who received shares of
HEALTHSOUTH common stock in connection with our acquisition of those entities and assert additional claims under Section 11 of the Securities Act of 1933 with respect to the registration of securities issued in those acquisitions.

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

     We filed a motion to dismiss the consolidated amended complaint in the federal action in late June 1999. On September 13, 2000, the magistrate judge issued his report and recommendation, recommending that the court dismiss the amended complaint in its entirety, with leave to amend. The plaintiffs objected to that report, and we responded to that objection. On December 20, 2000, without oral argument, the court issued an order rejecting the magistrate judge's report and recommendation and denying our motion to dismiss. We believed that the December 20, 2000 order failed to follow the standards required under the Private Securities Litigation Reform Act of 1995 and Rule 9(b) of the Federal Rules of Civil Procedure, and we filed a motion asking the court to reconsider that order or to certify it for an interlocutory appeal to the United States Eleventh Circuit Court of Appeals. Oral argument on that motion was held on March 2, 2001, and the court denied that motion on March 12, 2001. Accordingly, we filed our answer to the consolidated amended complaint on March 26, 2001. We believe that all claims asserted in the above suits are without merit, and expect to vigorously defend against such claims. Because such suits remain at an early stage, we cannot currently predict the outcome of any such suits or the magnitude of any potential loss if our defense is unsuccessful.

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

Michigan  Attorney  General  Litigation  Regarding  Long-Term  Care  Facility In
Michigan

     Horizon/CMS learned in September 1996 that the Attorney General of the State of Michigan was investigating one of its skilled nursing facilities. The facility, in Howell, Michigan, was owned and operated by Horizon/CMS from February 1994 until December 31, 1997. As widely reported in the press, the Attorney General seized a number of patient, financial and accounting records that were located at this facility. By order of a circuit judge in the county in which the facility is located, the Attorney General was ordered to return patient records to the facility for copying. Horizon/CMS advised the Michigan Attorney General that it was willing to cooperate fully in the investigation. The facility in question was sold by Horizon/CMS to Integrated Health Services, Inc. on December 31, 1997.

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

EEOC Litigation

     In March 1997, the Equal Employment Opportunity Commission filed a complaint against Horizon/CMS alleging that Horizon/CMS had engaged in unlawful employment practices in respect of Horizon/CMS's employment policies related to pregnancies. Specifically, the EEOC asserted that Horizon/CMS's alleged refusal to provide pregnant employees with light-duty assignments to accommodate their temporary disabilities caused by pregnancy violated Sections 701(k) and 703(a) of Title VII, 42 U.S.C. (section)(section) 2000e-(k) and 2000e-2(a). In this
lawsuit,   the   EEOC   sought,   among  other  things,  to  permanently  enjoin
Horizon/CMS's employment practices in this regard. The trial court granted summary judgment in favor of Horizon/CMS on one count and dismissed the other count after a jury trial. The EEOC appealed the summary judgment ruling to the United States Court of Appeals for the Tenth Circuit, but did not appeal the dismissal of the other count. On July 31, 2000, a three-judge panel of the Court of Appeals reversed the summary judgment and remanded the case for trial on the sole remaining count. The matter has not yet gone to trial.

Texas Nursing Facility Litigation

     In July 1996, Horizon/CMS was sued in a lawsuit styled Lexa A. Auld, Administratrix of Martha Hary, Deceased v. Horizon/CMS Healthcare Corporation and Charles T. Maxvill, D.O., No. 48- 165121, 48th Judicial District Court, Tarrant County, Texas. The case involved injuries allegedly suffered by a resident of the Heritage Western Hills nursing facility in Fort Worth, Texas. Horizon/CMS tendered the claim to its insurance carrier, which accepted coverage with a reservation of rights and provided a defense through the carrier's selected counsel in Dallas, Texas. The case went to trial on October 29, 1997, and on November 7, 1997, the jury rendered a verdict in favor of the plaintiff in the amount of $2,370,000 in compensatory damages and $90,000,000 in punitive damages. On February 20, 1998, the court reduced the jury's verdict and entered a judgment in the amount of approximately $11,237,000. On August
24, 2000, the Texas Supreme Court upheld the trial court's damage award, as reduced, and remanded the case for a final recalculation of interest. All damages in this case less Horizon/CMS's self-insured retention of $250,000 were covered by insurance.

     In addition, Horizon/CMS is the defendant in a case styled Cecil Fuqua, as Executor of the Estate of Wyvonne Fuqua, Deceased, v. Horizon/CMS Healthcare Corporation, Civil Action No. 4-98-CV- 1087-Y, United States District Court for the Northern District of Texas, Fort Worth Division. This case likewise involved injuries allegedly suffered by a resident at the Heritage Western Hills nursing facility. Horizon/CMS tendered the claim to its insurance carrier, which accepted coverage and provided a defense through the carrier's selected counsel. In October 2000, the court issued a sanctions order effectively preventing Horizon/CMS from raising any defense as to liability in the matter, and in February 2001, the jury returned a verdict against Horizon/CMS for actual damages totaling approximately $2,765,000 (plus 10% per annum prejudgment interest) and $310,000,000 in punitive damages. Horizon/CMS has filed various post-judgment motions for a new trial and for a reduction in the amount of the judgment, and has also filed a notice of its intent to appeal the judgment and various orders and rulings leading to the judgment once the court has ruled on the post-judgment motions. Horizon/CMS believes that it has strong arguments in support of its post-judgment motions and strong arguments to be made on appeal, if necessary. Horizon/CMS currently believes that the amount of the judgment will be reduced and the amount of any ultimate judgment or settlement will be covered by insurance. However, there can be no assurance that Horizon/CMS will be successful in having the judgment reduced or reversed, and Horizon/CMS and HEALTHSOUTH would potentially be liable for any portion of the judgment not covered by insurance.

     Horizon/CMS was also a defendant in a case styled Lillian Ernst as Independent Executrix of the Estate of Robert Ernst, Deceased, v. Horizon/CMS Healthcare Corporation, et al., No. 99-CI-08116, 285th Judicial District Court, Bexar County, Texas. This case involved injuries allegedly suffered by a resident at the Blanco Vista nursing and rehabilitation facility in San Antonio, Texas. Horizon/CMS tendered the claim to its insurance carrier, which accepted coverage and provided a defense through the carrier's selected counsel. In February 2001, the jury returned a verdict against Horizon/CMS for actual damages of $7,000,000 and punitive damages of $75,000,000. The plaintiff and the insurance carrier agreed during trial that Horizon/CMS's liability would be capped at $20,000,000 and the carrier settled the claim for that amount after trial. The entire liability was paid by the insurance carrier, with no contribution from Horizon/CMS.

     See Item 1, "Business -- Insurance".

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

                                                              REPORTED
                                                             SALE PRICE
                                                      -------------------------
                                                          HIGH          LOW
                                                      -----------   -----------
                 1999
               --------
                 First Quarter ....................    $  17.75      $  10.38
                 Second Quarter ...................       16.00          8.94
                 Third Quarter ....................       15.38          4.56
                 Fourth Quarter ...................        6.38          4.69
                 2000
               --------
                 First Quarter ....................    $   7.31      $   4.75
                 Second Quarter ...................        8.56          5.38
                 Third Quarter ....................        8.12          5.19
                 Fourth Quarter ...................       17.50          8.12

     The closing price per share for HEALTHSOUTH common stock on the New York Stock Exchange on March 26, 2001 was $13.70.

     There were approximately 6,884 holders of record of HEALTHSOUTH common stock as of March 26, 2001.

     We have never paid cash dividends on our common stock (although certain of the companies we have acquired in pooling-of-interests transactions had paid dividends prior to such acquisitions), and we do not anticipate paying cash dividends in the foreseeable future. We currently anticipate that any future earnings will be retained to finance our operations.

RECENT SALES OF UNREGISTERED SECURITIES

     There were no unregistered sales of equity securities by HEALTHSOUTH in 2000.

ITEM 6. SELECTED FINANCIAL DATA.

     Set forth below is a summary of selected consolidated financial data for HEALTHSOUTH for the years indicated. All amounts have been restated to reflect the effects of the 1996 acquisitions of Surgical Care Affiliates, Inc. ("SCA") and Advantage Health Corporation, the 1997 acquisition of Health Images, Inc.
and the 1998 acquisition of NSC, each of which was accounted for as a pooling of interests.

                                                                              YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------------------
                                                            1996          1997          1998          1999          2000
                                                       ------------- ------------- ------------- ------------- -------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
 Revenues ............................................  $2,648,188    $3,123,176    $4,006,074    $4,072,107    $4,195,115
 Operating unit expenses .............................   1,718,108     1,952,189     2,491,914     2,688,849     2,816,363
 Corporate general and administrative
   expenses ..........................................      82,953        87,512       112,800       149,285       148,023
 Provision for doubtful accounts .....................      61,311        74,743       112,202       342,708        98,037
 Depreciation and amortization .......................     212,967       257,136       344,591       374,248       360,847
 Merger and acquisition related expenses (1) .........      41,515        15,875        25,630            --            --
 Impairment and restructuring charges (2) ............      37,390            --       483,455       121,037            --
 Loss on sale of assets (2) ..........................          --            --        31,232            --            --
 Interest expense ....................................     101,367       112,529       148,163       176,652       221,595
 Interest income .....................................      (6,749)       (6,004)      (11,286)      (10,587)       (9,104)
                                                        ----------    ----------    ----------    ----------    ----------
                                                         2,248,862     2,493,980     3,738,701     3,842,192     3,635,761
                                                        ----------    ----------    ----------    ----------    ----------
 Income before income taxes and minority
   interests .........................................     399,326       629,196       267,373       229,915       559,354
 Provision for income taxes ..........................     148,545       213,668       143,347        66,929       181,808
                                                        ----------    ----------    ----------    ----------    ----------
                                                           250,781       415,528       124,026       162,986       377,546
 Minority interests ..................................      54,003        72,469        77,468        86,469        99,081
                                                        ----------    ----------    ----------    ----------    ----------
 Net income ..........................................  $  196,778    $  343,059    $   46,558    $   76,517    $  278,465
                                                        ==========    ==========    ==========    ==========    ==========
 Weighted average common shares
   outstanding (3) ...................................     336,603       366,768       421,462       408,195       385,666
                                                        ==========    ==========    ==========    ==========    ==========
 Net income per common share (3) .....................  $     0.58    $     0.94    $     0.11    $     0.19    $     0.72
                                                        ==========    ==========    ==========    ==========    ==========
 Weighted average common shares
   outstanding -- assuming dilution (3)(4) ...........     365,715       386,211       432,275       414,570       391,016
                                                        ==========    ==========    ==========    ==========    ==========
 Net income per common share -- assuming
   dilution (3)(4) ...................................  $     0.55    $     0.89    $     0.11    $     0.18    $     0.71
                                                        ==========    ==========    ==========    ==========    ==========
                                                                                     DECEMBER 31,
                                                      ------------------------------------------------------------------------
                                                           1996          1997          1998           1999          2000
                                                       ------------  ------------  ------------   ------------   ------------
                                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
 Cash and marketable securities ......................  $  205,166    $  185,018    $  142,513    $  132,882    $  180,407
 Working capital .....................................     624,497       612,917       945,927       852,711     1,048,204
 Total assets ........................................   3,671,958     5,566,324     6,788,209     6,890,484     7,380,440
 Long-term debt (5) ..................................   1,570,597     1,614,961     2,830,926     3,114,648     3,211,829
 Stockholders' equity ................................   1,686,770     3,290,623     3,423,004     3,206,362     3,526,454

----------
(1) Expenses related to the SCA, Advantage Health, Professional Sports Care Management, Inc. and ReadiCare, Inc. acquisitions in 1996, the Health Images acquisition in 1997 and the NSC acquisition in 1998.

(2) See "Notes to Consolidated Financial Statements".

(3) Adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend paid on March 17, 1997.

(4) Diluted earnings per share in 1996 and 1997 reflect shares reserved for issuance upon conversion of HEALTHSOUTH's 5% Convertible Subordinated Debentures due 2001. Substantially all of those Debentures were converted into shares of HEALTHSOUTH common stock in 1997.

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

     We completed the following major acquisitions over the last three years:

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

     Each of the Columbia/HCA Acquisition and the Rehability Acquisition was accounted for under the purchase method of accounting and, accordingly, the acquired operations are included in our consolidated financial statements from their respective dates of acquisition. The NSC Acquisition was accounted for as a pooling of interests and, with the exception of data set forth relating to revenues derived from Medicare and Medicaid, all amounts shown in the following discussion have been restated to reflect such acquisitions. NSC did not separately track such revenues (see Note 2 of "Notes to Consolidated Financial Statements" for further discussion).

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

     Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires an enterprise to report operating segments based upon the way its operations are managed. This approach defines operating segments along the lines used by management to assess performance and make operating and resource allocation decisions. Based on our management and reporting structure, segment information has been presented for inpatient and other clinical services, outpatient services -- East and outpatient services -- West.

     The inpatient and other clinical services segment primarily includes the operations of our inpatient rehabilitation facilities and medical centers, as well as the operations of certain physician practices and other clinical services which are managerially aligned with our inpatient services. The outpatient services segments primarily include the operations of our outpatient rehabilitation facilities, outpatient surgery centers and outpatient diagnostic centers and follow the geographic management reporting structure we use for our outpatient services operations.

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

     Operating expenses (expenses excluding corporate general and administrative expenses, provision for doubtful accounts, depreciation and amortization and interest expense) were $2,688,849,000, or 66.0% of revenues, for 1999, compared to 62.2% of revenues for 1998. Included in operating expenses for the year ended December 31, 1999, is a non-recurring expense item of approximately $40,183,000 which related primarily to our plan to write off obsolete equipment. During the fourth quarter of 1999, we reviewed equipment that had originally been acquired through various company mergers and acquisitions. During the acquisitions it was our intention to either continue using the equipment or transfer it to other locations where it could be utilized. During the fourth quarter of 1999, an obsolescence charge was taken based on our determination that certain equipment was obsolete due to changes in available technologies. Excluding the non-recurring expense, operating expenses were $2,648,666,000, or 65.0% of revenues, for the year ended December 31, 1999. The increase in operating expenses as a percentage of revenues is primarily attributable to the decline in same store revenues per inpatient day, outpatient visit, surgical case and diagnostic case. Same store operating expenses for 1999, excluding the non-recurring expense item noted above, were $2,614,953,000, or 65.0% of related revenues. New store operating expenses were $33,713,000, or 69.6% of related revenues. Corporate general and administrative expenses increased from $112,800,000 in 1998 to $149,285,000 in 1999. Included in corporate general and administrative expenses for the year ended December 31, 1999, is a non-recurring expense item of approximately $29,798,000. This expense item included write-offs of investments and notes of $14,603,000, expenses related to year 2000 remediation of $13,429,000 and expenses related to the proposed spin-off of our inpatient operations of $1,766,000. As part of our evaluation of the proposed spin-off in 1999, we determined that certain notes and investments totaling $14,603,000 should be written off. The year 2000 remediation expenditures were incurred during 1999 while testing for year 2000 compliance. Excluding the non-recurring expense, as a percentage of revenues, corporate general and administrative expenses increased from 2.8% in 1998 to 2.9% in 1999. Total operating expenses were $2,838,134,000, or 69.7% of revenues, for 1999, compared to $2,604,714,000, or 65.0% of revenues, for 1998. The provision for doubtful accounts was $342,708,000, or 8.4% of revenues, for 1999, compared to $112,202,000, or 2.8% of revenues, for 1998. Included in the provision for doubtful accounts is $117,752,000 in expense recognized in the third quarter of 1999 and $139,835,000 in expense recognized in the fourth quarter of 1999. The third quarter provision includes the charge-off of accounts receivable of facilities included in the impairment and restructuring charges recognized in 1998. These accounts receivable were determined to be uncollectible by local and regional operations management personnel who assumed collection responsibilities in the third quarter of 1999 in connection with the restructuring of our outpatient regional business offices, which had previously been responsible for collection activities. The fourth quarter charge reflected management's decision to adopt a more conservative approach in estimating the allowance for doubtful accounts. The revision in estimating the allowance for doubtful accounts was due to management's assessment of the healthcare payor environment. This approach focused more heavily upon the specific agings and payor classifications at each facility, as opposed to determining an estimate based primarily on historical write-off rates. Due to a deterioration of the payor environment, our days sales outstanding at the end of the second quarter of 1999 had grown to 94.5 days. Our subsequent reviews uncovered tremendous volumes of denied or pended claims. Further commitment to collecting these older receivables would have diluted our effectiveness in collecting current, ongoing accounts.

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

     During the fourth quarter of 1999, we completed our budgets for the 2000 fiscal year. The existence of locations budgeting operating losses before interest, taxes, depreciation and amortization initiated our need for a detail oriented impairment review. During the fourth quarter of 1999, we recorded a non-recurring expense item of $121,037,000 related to the impairment of long-term assets. The charge was based on a facility-by-facility review of each facility's financial performance which determined if there were trends that would indicate that the facility's ability to recover its investment in long-lived assets had been impaired. The evaluation indicated that the value of the asset would not be recoverable, as determined based on the undiscounted cash flows of the entity over the remaining amortization period, and the impairment loss was calculated based on the excess of the carrying amount of the asset over the asset's fair value. For further discussion, see Note 13 of "Notes to Consolidated Financial Statements".

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

Twelve-Month Periods Ended December 31, 1999 and 2000

     Our operations generated revenues of $4,195,115,000 in 2000, an increase of $123,008,000, or 3.0%, as compared to 1999 revenues. Same store revenues for the twelve months ended December 31, 2000 were $4,121,055,000, an increase of $48,948,000, or 1.2%, as compared to the same period in 1999. New store revenues for 2000 were $74,060,000. The increase in revenues is primarily attributable to increases in patient volume. Revenues generated from patients under the Medicare and Medicaid programs respectively accounted for 29.0% and 2.6% of total revenues for 2000, compared to 33.0% and 2.2% of total revenues for 1999. Revenues from any other single third-party payor were not significant in relation to our total revenues. During 2000, same store inpatient days, outpatient visits, surgical cases and diagnostic cases increased 4.6%, 3.5%, 1.8% and 6.2%, respectively. Revenue per inpatient day, outpatient visit, surgical case and diagnostic case for same store operations (decreased) increased by (2.3)%, 0.4%, 1.8% and (10.2)%, respectively.

     Operating unit expenses (expenses excluding corporate general and administrative expenses, provision for doubtful accounts, depreciation and amortization and interest expense) were $2,816,363,000, or 67.1% of revenues, for 2000, compared to 66.0% of revenues for 1999. Same store operating expenses for 2000 were $2,762,795,000, or 67.0% of related revenues. New store operating expenses were $53,568,000, or 72.3% of related revenues. Corporate general and administrative expenses decreased from $149,285,000 in 1999 to $148,023,000 in 2000. As described above, included in corporate general and administrative expenses for the year ended December 31, 1999, is a non-recurring expense item of approximately $29,798,000. Excluding the non-recurring expense, as a percentage of revenues, corporate general and administrative expenses increased from 2.9% in 1999 to 3.5% in 2000. Total operating expenses were $2,964,386,000, or 70.7% of revenues, for 2000, compared to $2,838,134,000, or
69.7% of revenues, for 1999. The provision for doubtful accounts was $98,037,000, or 2.3% of revenues, for 2000, compared to $342,708,000, or 8.4%
of revenues, for 1999. Included in the 1999 provision for doubtful accounts is $117,752,000 in expense recognized in the third quarter of 1999 and $139,835,000 in expense recognized in the fourth quarter of 1999.

     Depreciation and amortization expense was $360,847,000 for 2000, compared to $374,248,000 for 1999. The decrease was primarily attributable to the full amortization of certain intangible assets. Interest expense increased to $221,595,000 in 2000, compared to $176,652,000 for 1999, primarily attributable to increases in effective interest rates (see "Liquidity and Capital Resources"). For 2000, interest income was $9,104,000, compared to $10,587,000 for 1999.

     Income before minority interests and income taxes for 2000 was $559,354,000, compared to $229,915,000 for 1999. Minority interests reduced income before income taxes by $99,081,000 in 2000, compared to $86,469,000 for 1999. The provision for income taxes for 2000 was $181,808,000, compared to $66,929,000 for 1999. Excluding the tax effects of the impairment and restructuring charges in 1999, the effective tax rate for 1999 and 2000 was 39.5% (see Note 10 of "Notes to Consolidated Financial Statements" for further discussion). Net income for 2000 was $278,465,000.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, we had working capital of $1,048,204,000, including cash and marketable securities of $180,407,000. Working capital at December 31, 1999 was $852,711,000, including cash and marketable securities of $132,882,000. For 2000, cash provided by operations was $796,764,000, compared to $704,511,000 for 1999. For 2000, investing activities used $757,304,000, compared to using $614,859,000 for 1999. The change is primarily due to increased purchases of property, plant and equipment. Additions to property, plant and equipment and acquisitions accounted for $583,639,000 and $74,137,000, respectively, during 2000. Those same investing activities accounted for $474,115,000 and $104,304,000, respectively, in 1999. Financing activities provided $11,457,000 and used $99,079,000 during 2000 and 1999, respectively. The change is primarily due to significantly higher purchases of treasury stock in 1999. Net borrowing proceeds for 2000 and 1999 were $89,007,000 and $285,379,000, respectively.

     Net accounts receivable were $946,965,000 at December 31, 2000, compared to $891,829,000 at December 31, 1999. The number of days of average quarterly revenues in ending receivables was 80.9 at December 31, 2000, compared to 82.0 at December 31, 1999. See Note 1 of "Notes to Consolidated Financial Statements" for the concentration of net accounts receivable from patients, third-party payors, insurance companies and others at December 31, 2000 and 1999.

     We have a $1,750,000,000 revolving credit facility with Bank of America, N.A. ("Bank of America") and other participating banks (the "1998 Credit Agreement"). Interest on the 1998 Credit Agreement is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. We are required to pay a fee based on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined credit ratings. The principal amount is payable in full on June 22, 2003. We have provided a negative pledge on all assets under the 1998 Credit Agreement. The effective interest rate on the average outstanding balance under the 1998 Credit Agreement was 6.92% for the twelve months ended December 31, 2000, compared to the average prime rate of 9.21% during the same period. At December 31, 2000, we had drawn $1,655,000,000 under the 1998 Credit Agreement. For further discussion, see Note 7 of "Notes to Consolidated Financial Statements".

     We also had a Short Term Credit Agreement with Bank of America (as amended, the "Short Term Credit Agreement"), providing for a $250,000,000 short term revolving credit facility. The terms of the Short Term Credit Agreement were substantially consistent with those of the 1998 Credit Agreement. Interest on the Short Term Credit Agreement was paid based on LIBOR plus a predetermined margin or a base rate. We were required to pay a fee on the unused portion of the credit facility ranging from 0.30% to 0.50%, depending on certain defined ratios. On October 31, 2000, we terminated the Short Term Credit Agreement and replaced it with a new $400,000,000 Credit Agreement (the "2000 Credit Agreement") with UBS AG and other participating banks. Interest on the 2000 Credit Agreement is paid based on LIBOR plus a predetermined margin or base rate. We are required to pay a fee on the unused portion of the credit facility ranging from 0.25% to 0.50%, depending on certain defined ratios. The principal amount is payable in full in eight quarterly installments ending on June 22, 2003. At December 31, 2000, we had no drawings outstanding under the 2000 Credit Agreement.

     On March 24, 1994, we issued $250,000,000 principal amount of 9.5% Senior Subordinated Notes due 2001 (the "9.5% Notes"). We redeemed the 9.5% Notes at par on October 30, 2000.

     On March 20, 1998, we issued $500,000,000 in 3.25% Convertible Subordinated Debentures due 2003. An additional $67,750,000 principal amount of the 3.25% Convertible Debentures was issued on March 31, 1998 to cover underwriters' overallotments. Interest is payable on April 1 and October 1. The 3.25% Convertible Debentures are convertible into HEALTHSOUTH common stock at the option of the holder at a conversion price of $36.625 per share. The conversion price is subject to adjustment upon the occurrence of (a) a subdivision, combination or reclassification of outstanding shares of our common stock, (b) the payment of a stock dividend or stock distribution on any shares of our capital stock, (c) the issuance of rights or warrants to all holders of our common stock entitling them to purchase shares of our common stock at less than the current market price, or (d) the payment of certain other distributions with respect to our common stock. In addition, we may, from time to time, lower the conversion price for periods of not less than 20 days, in our discretion. We used net proceeds from the issuance of the 3.25% Convertible Debentures to pay down indebtedness outstanding under our then-existing credit facilities.

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

     On September 25, 2000, we issued $350,000,000 in 10-3/4% Senior Subordinated Notes due 2008 (the "10-3/4% Notes"). Interest is payable on April 1 and October 1. The 10-3/4% Notes are senior subordinated obligations of HEALTHSOUTH and, as such, are subordinated to all our existing and future senior indebtedness, and also are effectively subordinated to all existing and future liabilities of our subsidiaries and partnerships. The net proceeds from the issuance of the 10-3/4% Notes were used to redeem the 9.5% Notes and to pay down indebtedness outstanding under our then-existing credit facilities. The 10-3/4% Notes mature on October 1, 2008.

     On February 1, 2001, we issued $375,000,000 in 8-1/2% Senior Notes due 2008 (the "8-1/2% Notes"). Interest is payable on February 1 and August 1. The 8-1/2% Notes are unsecured, unsubordinated obligations of HEALTHSOUTH. The net proceeds from the issuance of the 8-1/2% Notes were used to pay down indebtedness outstanding under our credit facilities. The 8-1/2% Notes mature on February 1, 2008.

     We intend to pursue the acquisition or development of additional healthcare operations, including outpatient rehabilitation facilities, inpatient rehabilitation facilities, ambulatory surgery centers, outpatient diagnostic centers and companies engaged in the provision of other complementary services, and to expand certain of our existing facilities. While it is not possible to estimate precisely the amounts which will actually be expended in the foregoing areas, we anticipate that over the next twelve months, we will spend approximately $100,000,000 to $150,000,000 on maintenance and expansion of our existing facilities and approximately $200,000,000 to $250,000,000 on development activities and on continued development of the Integrated Service Model. See Item 1, "Business -- Company Strategy".

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

     Our investment in marketable securities was $90,000 at December 31, 2000, compared to $3,482,000 at December 31, 1999. The investment represents less than 1% of total assets at December 31, 2000 and 1999. These securities are generally short-term, highly-liquid instruments and, accordingly, their fair value approximates cost. Earnings on investments in marketable securities are not significant to our results of operations, and therefore any changes in interest rates would have a minimal impact on future pre-tax earnings.

     As described below, a significant portion of our long-term indebtedness is subject to variable rates of interest, generally equal to LIBOR plus a predetermined percentage. In October 2000, we entered into three short-term interest rate swap arrangements intended to hedge our exposure to rising interest rates in the capital markets. Two of these arrangements have a notional amount of $240,000,000 and one has a notional amount of $175,000,000. These mature six months and twelve months, respectively, from the date of the original transaction. The notional amounts are used to measure interest to be paid or received and do not represent an amount of exposure to credit loss. In each of these arrangements, we pay the counterparty a fixed rate of interest on the notional amount, and the counterparty pays us a variable rate of interest equal to the 90-day LIBOR rate. The variable rate paid to us by the counterparty on the six-month maturities and the twelve-month maturity are reset once and three times, respectively, during the term of the swaps. Thus, these interest rate swaps have the effect of fixing the interest rates on an aggregate of $655,000,000 of our variable-rate debt through their maturity dates. The arrangements mature at various dates in April 2001 and November 2001. We would be exposed to credit losses if the counterparties did not perform their obligations under the swap arrangements; however, the counterparties are major commercial banks whom we believe to be creditworthy, and we expect them to fully satisfy their obligations. At December 31, 2000, the weighted average interest rate we were obligated to pay under these interest rate swaps was 6.70%, and the weighted average interest rate we received was 6.76%.

     With respect to our interest-bearing liabilities, approximately $1,655,000,000 in long-term debt at December 31, 2000 is subject to variable rates of interest before giving effect to the interest rate swaps above, while the remaining balance in long-term debt of $1,556,829,000 is subject to fixed rates of interest. This compares to $1,625,000,000 in long-term debt subject to variable rates of interest and $1,489,648,000 in long-term debt subject to fixed rates of interest at December 31, 1999 (see Note 7 of "Notes to Consolidated Financial Statements" for further description). The fair value of our total long-term debt, based on discounted cash flow analyses, approximates its carrying value at December 31, 2000 except for the 3.25% Convertible Debentures, 6.875% Senior Notes, 7.0% Senior Notes and 10-3/4% Senior Notes. The fair value of the 3.25% Convertible Debentures at December 31, 2000 was approximately $503,765,000. The fair value of the 6.875% Senior Notes due 2005 was approximately $252,025,000 at December 31, 2000. The fair value of the 7% Senior Notes due 2008 was approximately $225,125,000 at December 31, 2000. The fair value of the 10-3/4% Senior Notes due 2008 was approximately $366,625,000 at December 31, 2000. Based on a hypothetical 1% increase in interest rates, the potential losses in future pre-tax earnings would be approximately $16,550,000. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined considering the impact of the hypothetical interest rates on our borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Consolidated financial statements of HEALTHSOUTH meeting the requirements of Regulation S-X are filed on the following pages of this Item 8 of this Annual Report on Form 10-K, as listed below:

                                                                               PAGE
                                                                              -----
       Report of Independent Auditors .....................................    36
       Consolidated Balance Sheets as of December 31, 1999 and 2000 .......    37
       Consolidated Statements of Income for the Years Ended
        December 31, 1998, 1999 and 2000 ..................................    38
       Consolidated Statements of Stockholders' Equity for the
        Years Ended December 31, 1998, 1999 and 2000 ......................    39
       Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1998, 1999 and 2000 ..................................    40
       Notes to Consolidated Financial Statements .........................    42


     The financial statement schedules required under Regulation S-X are listed in Item 14(a)2, and filed under Item 14(d), of this Annual Report on Form 10-K.

QUARTERLY RESULTS (UNAUDITED)

     Set forth below is summary information with respect to HEALTHSOUTH's operations for the last eight fiscal quarters.

                                                                      1999
                                         ---------------------------------------------------------------
                                               1ST               2ND             3RD            4TH
                                             QUARTER           QUARTER         QUARTER        QUARTER
                                         ---------------   ---------------   -----------   -------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                   $ 1,030,547       $ 1,047,632      $993,341      $1,000,587
Net income (loss)                              109,905           114,005        (4,330)       (143,063)
Net income (loss) per common share                0.26              0.28         (0.01)          (0.37)
Net income (loss) per common share --
 assuming dilution                                0.26              0.27         (0.01)          (0.37)

                                                                  2000
                                  ---------------------------------------------------------------------
                                        1ST               2ND               3RD               4TH
                                      QUARTER           QUARTER           QUARTER           QUARTER
                                  ---------------   ---------------   ---------------   ---------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                            $ 1,021,335       $ 1,036,322       $ 1,060,457       $ 1,077,001
Net income                               65,326            65,213            71,037            76,889
Net income per common share                0.17              0.17              0.18              0.20
Net income per common share --
 assuming dilution                         0.17              0.17              0.18              0.19

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
HEALTHSOUTH Corporation

     We have audited the accompanying consolidated balance sheets of HEALTHSOUTH Corporation and Subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HEALTHSOUTH Corporation and Subsidiaries at December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        ERNST & YOUNG LLP

Birmingham, Alabama
March 6, 2001

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                        DECEMBER 31,
                                                                                -----------------------------
                                                                                     1999            2000
                                                                                -------------   -------------
                                                                                       (IN THOUSANDS)
ASSETS
Current assets:
 Cash and cash equivalents (Note 3) .........................................    $  129,400      $  180,317
 Other marketable securities (Note 3) .......................................         3,482              90
 Accounts receivable, net of allowances for doubtful accounts of
   $303,614,000 in 1999 and $230,430,000 in 2000.............................       891,829         946,965
 Inventories ................................................................        85,551          92,943
 Prepaid expenses and other current assets ..................................       170,836         210,803
 Income tax refund receivable ...............................................        39,438              --
                                                                                 ----------      ----------
Total current assets ........................................................     1,320,536       1,431,118

Other assets:
 Loans to officers ..........................................................         3,842           6,242
 Assets held for sale (Note 13) .............................................        29,473          26,759
 Deferred income taxes (Note 10) ............................................        47,550              --
 Other (Note 4) .............................................................       157,609         197,897
                                                                                 ----------      ----------
                                                                                    238,474         230,898

Property, plant and equipment, net (Note 5) .................................     2,502,967       2,871,763
Intangible assets, net (Note 6) .............................................     2,828,507       2,846,661
                                                                                 ----------      ----------
Total assets ................................................................    $6,890,484      $7,380,440
                                                                                 ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ...........................................................    $   76,549      $   78,762
 Salaries and wages payable .................................................        93,046          87,730
 Accrued interest payable and other liabilities .............................       152,244         168,970
 Deferred income taxes (Note 10) ............................................       108,168           4,227
 Current portion of long-term debt (Note 7) .................................        37,818          43,225
                                                                                 ----------      ----------
Total current liabilities ...................................................       467,825         382,914

Long-term debt (Note 7) .....................................................     3,076,830       3,168,604
Deferred income taxes (Note 10) .............................................             -         160,365
Deferred revenue and other long-term liabilities ............................         4,573           4,126
Minority interests-limited partnerships (Note 1) ............................       134,894         137,977
Commitments and contingencies (Note 11)
Stockholders' equity (Notes 8 and 12):
 Preferred stock, $.10 par value -- 1,500,000 shares authorized; issued and
   outstanding -- none ......................................................            --              --
 Common stock, $.01 par value -- 600,000,000 shares authorized; issued --
   423,982,000 in 1999 and 426,031,000 in 2000 ..............................         4,240           4,260
 Additional paid-in capital .................................................     2,584,572       2,610,442
 Accumulated other comprehensive (loss) income ..............................        (1,443)          7,074
 Retained earnings ..........................................................       949,828       1,224,950
 Treasury stock, at cost (38,342,000 shares in 1999 and 38,742,000 shares
   in 2000) .................................................................      (278,504)       (280,524)
 Receivable from Employee Stock Ownership Plan ..............................        (7,898)         (5,415)
 Notes receivable from stockholders, officers and management
   employees ................................................................       (44,433)        (34,333)
                                                                                 ----------      ----------
Total stockholders' equity ..................................................     3,206,362       3,526,454
                                                                                 ----------      ----------
Total liabilities and stockholders' equity ..................................    $6,890,484      $7,380,440
                                                                                 ==========      ==========

See accompanying notes.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                         YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------
                                                                   1998            1999            2000
                                                              -------------   -------------   -------------
                                                              (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Revenues ..................................................    $4,006,074      $4,072,107      $4,195,115

Operating unit expenses ...................................     2,491,914       2,688,849       2,816,363
Corporate general and administrative expenses .............       112,800         149,285         148,023
Provision for doubtful accounts ...........................       112,202         342,708          98,037
Depreciation and amortization .............................       344,591         374,248         360,847
Merger and acquisition related expenses (Notes 2
 and 9) ...................................................        25,630              --              --
Loss on sale of assets (Note 9) ...........................        31,232              --              --
Impairment and restructuring charges (Note 13) ............       483,455         121,037              --
Interest expense ..........................................       148,163         176,652         221,595
Interest income ...........................................       (11,286)        (10,587)         (9,104)
                                                               ----------      ----------      ----------
                                                                3,738,701       3,842,192       3,635,761
                                                               ----------      ----------      ----------
Income before income taxes and minority interests .........       267,373         229,915         559,354
Provision for income taxes (Note 10) ......................       143,347          66,929         181,808
                                                               ----------      ----------      ----------
                                                                  124,026         162,986         377,546
Minority interests ........................................        77,468          86,469          99,081
                                                               ----------      ----------      ----------
Net income ................................................    $   46,558      $   76,517      $  278,465
                                                               ==========      ==========      ==========
Weighted average common shares outstanding ................       421,462         408,195         385,666
                                                               ==========      ==========      ==========
Net income per common share ...............................    $     0.11      $     0.19      $     0.72
                                                               ==========      ==========      ==========
Weighted average common shares outstanding -
 assuming dilution ........................................       432,275         414,570         391,016
                                                               ==========      ==========      ==========
Net income per common share - assuming dilution ...........    $     0.11      $     0.18      $     0.71
                                                               ==========      ==========      ==========

See accompanying notes.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000


                                                                          COMMON STOCK       ADDITIONAL
                                                                      --------------------     PAID-IN
                                                                        SHARES    AMOUNT       CAPITAL
                                                                      --------- ---------- --------------
                                                                                (IN THOUSANDS)
Balance at December 31, 1997 ........................................  415,537   $ 4,155    $ 2,474,726
Comprehensive income:
 Net income .........................................................       --        --             --
 Translation adjustment .............................................       --        --             --
Comprehensive income
Proceeds from exercise of options (Note 8) ..........................    6,885        69         60,135
Common shares issued in connection with acquisitions (Note 9)........      699         7         19,390
Common shares issued in connection with lease buyout ................       57         1          1,592
Income tax benefits related to incentive stock options (Note 8)......       --        --         21,804
Reduction in receivable from ESOP ...................................       --        --             --
Payments received on stockholders' notes receivable .................       --        --             --
Repurchase limited partnership units ................................       --        --             --
Purchase of treasury stock ..........................................       --        --             --
                                                                       -------   -------    -----------
Balance at December 31, 1998 ........................................  423,178     4,232      2,577,647
Comprehensive income:
 Net income .........................................................       --        --             --
 Translation adjustment .............................................       --        --             --
Comprehensive income ................................................
Proceeds from exercise of options (Note 8) ..........................      804         8          4,363
Restricted stock grants issued ......................................       --        --          2,562
Reduction in receivable from ESOP ...................................       --        --             --
Loans made to stockholders ..........................................       --        --             --
Payments received on stockholders' notes receivable .................       --        --             --
Repurchase limited partnership units ................................       --        --             --
Purchase of treasury stock ..........................................       --        --             --
                                                                       -------   -------    -----------
Balance at December 31, 1999 ........................................  423,982     4,240      2,584,572
Comprehensive income:
 Net income .........................................................       --        --             --
 Translation adjustment .............................................       --        --             --
 Unrealized gain on available for sale securities (net $7,526 tax
 expense) ...........................................................       --        --             --
Comprehensive income ................................................
Proceeds from exercise of options (Note 8) ..........................    2,049        20         14,768
Income tax benefits related to incentive stock options (Note 8)......       --        --          4,155
Restricted stock grants issued ......................................       --        --          2,002
Reduction in receivable from ESOP ...................................       --        --             --
Payments received on stockholders' notes receivable .................       --        --             --
Repurchase limited partnership units ................................       --        --             --
Variable stock option appreciation ..................................       --        --          4,945
Purchase of treasury stock ..........................................       --        --             --
                                                                       -------   -------    -----------
Balance at December 31, 2000 ........................................  426,031   $ 4,260    $ 2,610,442
                                                                       =======   =======    ===========


                                                                        ACCUMULATED
                                                                           OTHER                           TREASURY STOCK
                                                                       COMPREHENSIVE      RETAINED    ------------------------
                                                                       INCOME (LOSS)      EARNINGS     SHARES       AMOUNT
                                                                      --------------- --------------- -------- ---------------
                                                                                           (IN THOUSANDS)
Balance at December 31, 1997 ........................................    $  (1,057)     $   834,385       552    $    (3,923)
Comprehensive income:
 Net income .........................................................           --           46,558        --             --
 Translation adjustment .............................................          (24)              --        --             --
Comprehensive income
Proceeds from exercise of options (Note 8) ..........................           --               --        --             --
Common shares issued in connection with acquisitions (Note 9)........           --               --        --             --
Common shares issued in connection with lease buyout ................           --               --        --             --
Income tax benefits related to incentive stock options (Note 8)......           --               --        --             --
Reduction in receivable from ESOP ...................................           --               --        --             --
Payments received on stockholders' notes receivable .................           --               --        --             --
Repurchase limited partnership units ................................           --           (1,634)       --             --
Purchase of treasury stock ..........................................           --               --     1,490        (17,890)
                                                                         ---------      -----------     -----    -----------
Balance at December 31, 1998 ........................................       (1,081)         879,309     2,042        (21,813)
Comprehensive income:
 Net income .........................................................           --           76,517        --             --
 Translation adjustment .............................................         (362)              --        --             --
Comprehensive income ................................................
Proceeds from exercise of options (Note 8) ..........................           --               --        --             --
Restricted stock grants issued ......................................           --               --        --             --
Reduction in receivable from ESOP ...................................           --               --        --             --
Loans made to stockholders ..........................................           --               --        --             --
Payments received on stockholders' notes receivable .................           --               --        --             --
Repurchase limited partnership units ................................           --           (5,998)       --             --
Purchase of treasury stock ..........................................           --               --    36,300       (256,691)
                                                                         ---------      -----------    ------    -----------
Balance at December 31, 1999 ........................................       (1,443)         949,828    38,342       (278,504)
Comprehensive income:
 Net income .........................................................           --          278,465        --             --
 Translation adjustment .............................................       (3,560)              --        --             --
 Unrealized gain on available for sale securities (net $7,526 tax
 expense) ...........................................................       12,077               --        --             --
Comprehensive income ................................................
Proceeds from exercise of options (Note 8) ..........................           --               --        --             --
Income tax benefits related to incentive stock options (Note 8)......           --               --        --             --
Restricted stock grants issued ......................................           --               --        --             --
Reduction in receivable from ESOP ...................................           --               --        --             --
Payments received on stockholders' notes receivable .................           --               --        --             --
Repurchase limited partnership units ................................           --           (3,343)       --             --
Variable stock option appreciation ..................................           --               --        --             --
Purchase of treasury stock ..........................................           --               --       400         (2,020)
                                                                         ---------      -----------    ------    -----------
Balance at December 31, 2000 ........................................    $   7,074      $ 1,224,950    38,742    $  (280,524)
                                                                         =========      ===========    ======    ===========


                                                                                                         TOTAL
                                                                        RECEIVABLE        NOTES      STOCKHOLDERS'
                                                                         FROM ESOP     RECEIVABLE       EQUITY
                                                                      -------------- -------------- --------------
                                                                                     (IN THOUSANDS)
Balance at December 31, 1997 ........................................   $  (12,247)    $   (5,416)   $ 3,290,623
Comprehensive income:
 Net income .........................................................           --             --         46,558
 Translation adjustment .............................................           --             --            (24)
                                                                                                     -----------
Comprehensive income                                                                                      46,534
Proceeds from exercise of options (Note 8) ..........................           --             --         60,204
Common shares issued in connection with acquisitions (Note 9)........           --             --         19,397
Common shares issued in connection with lease buyout ................           --             --          1,593
Income tax benefits related to incentive stock options (Note 8)......           --             --         21,804
Reduction in receivable from ESOP ...................................        2,078             --          2,078
Payments received on stockholders' notes receivable .................           --            295            295
Repurchase limited partnership units ................................           --             --         (1,634)
Purchase of treasury stock ..........................................           --             --        (17,890)
                                                                        ----------     ----------    -----------
Balance at December 31, 1998 ........................................      (10,169)        (5,121)     3,423,004
Comprehensive income:
 Net income .........................................................           --             --         76,517
 Translation adjustment .............................................           --             --           (362)
                                                                                                     -----------
Comprehensive income ................................................                                     76,155
Proceeds from exercise of options (Note 8) ..........................           --             --          4,371
Restricted stock grants issued ......................................           --             --          2,562
Reduction in receivable from ESOP ...................................        2,271             --          2,271
Loans made to stockholders ..........................................           --        (39,334)       (39,334)
Payments received on stockholders' notes receivable .................           --             22             22
Repurchase limited partnership units ................................           --             --         (5,998)
Purchase of treasury stock ..........................................           --             --       (256,691)
                                                                        ----------     ----------    -----------
Balance at December 31, 1999 ........................................       (7,898)       (44,433)     3,206,362
Comprehensive income:
 Net income .........................................................           --             --        278,465
 Translation adjustment .............................................           --             --         (3,560)
 Unrealized gain on available for sale securities (net $7,526 tax
 expense) ...........................................................           --             --         12,077
                                                                                                     -----------
Comprehensive income ................................................                                    286,982
Proceeds from exercise of options (Note 8) ..........................           --             --         14,788
Income tax benefits related to incentive stock options (Note 8)......           --             --          4,155
Restricted stock grants issued ......................................           --             --          2,002
Reduction in receivable from ESOP ...................................        2,483             --          2,483
Payments received on stockholders' notes receivable .................           --         10,100         10,100
Repurchase limited partnership units ................................           --             --         (3,343)
Variable stock option appreciation ..................................           --             --          4,945
Purchase of treasury stock ..........................................           --             --         (2,020)
                                                                        ----------     ----------    -----------
Balance at December 31, 2000 ........................................   $   (5,415)    $  (34,333)   $ 3,526,454
                                                                        ==========     ==========    ===========

See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------------
                                                                            1998             1999             2000
                                                                      ---------------   -------------   ---------------
                                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
Net income ........................................................    $     46,558      $   76,517      $    278,465
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Depreciation and amortization ....................................         344,591         374,248           360,847
 Provision for doubtful accounts ..................................         112,202         342,708            98,037
 Issuance of restricted stock grants ..............................              --           2,562             2,002
 Variable stock option appreciation ...............................              --              --             4,945
 Impairment and restructuring charges .............................         483,455         121,037                --
 Merger and acquisition related expenses ..........................          25,630              --                --
 Loss on sale of assets ...........................................          31,232              --                --
 Income applicable to minority interests of limited
  partnerships ....................................................          77,468          86,469            99,081
 (Benefit) provision for deferred income taxes ....................         (43,410)         (5,850)           96,448
 Changes in operating assets and liabilities, net of effects of acquisitions:
  Accounts receivable .............................................        (250,468)       (332,977)         (150,283)
  Inventories, prepaid expenses and other current assets ..........        (132,280)         67,428            (7,877)
  Accounts payable and accrued expenses ...........................         (58,846)        (27,631)           15,099
                                                                       ------------      ----------      ------------
Net cash provided by operating activities .........................         636,132         704,511           796,764

INVESTING ACTIVITIES
Purchases of property, plant and equipment ........................        (714,212)       (474,115)         (583,639)
Proceeds from sale of non-strategic assets ........................          34,100           5,693             2,713
Additions to intangible assets, net of effects of acquisitions.....         (48,415)        (33,140)          (83,291)
Assets obtained through acquisitions, net of liabilities
 assumed ..........................................................        (729,440)       (104,304)          (74,137)
Payments on purchase accounting accruals ..........................        (292,949)        (22,063)               --
Changes in other assets ...........................................         (48,883)         12,866           (22,342)
Proceeds received on sale of other marketable securities ..........          18,340           1,300             3,392
Investments in other marketable securities ........................              --          (1,096)               --
                                                                       ------------      ----------      ------------
Net cash used in investing activities .............................      (1,781,459)       (614,859)         (757,304)

FINANCING ACTIVITIES
Proceeds from borrowings ..........................................    $  3,486,474      $  756,000      $  1,585,000
Principal payments on long-term debt ..............................      (2,309,163)       (470,621)       (1,495,993)
Proceeds from exercise of options .................................          60,204           4,371            14,788
Purchase of treasury stock ........................................         (17,890)       (256,691)           (2,020)
Reduction in receivable from ESOP .................................           2,078           2,271             2,483
Decrease (increase) in loans from stockholders ....................             295         (39,312)           10,100
Proceeds from investment by minority interests ....................           4,471          11,582            12,901
Purchase of limited partnership units .............................          (1,634)         (5,998)          (21,116)
Payment of cash distributions to limited partners .................        (103,649)       (100,319)          (91,126)
Foreign currency translation adjustment ...........................             (24)           (362)           (3,560)
                                                                       ------------      ----------      ------------
Net cash provided by (used in) financing activities ...............       1,121,162         (99,079)           11,457
                                                                       ------------      ----------      ------------
(Decrease) increase in cash and cash equivalents ..................         (24,165)         (9,427)           50,917
Cash and cash equivalents at beginning of year ....................         162,992         138,827           129,400
                                                                       ------------      ----------      ------------
Cash and cash equivalents at end of year ..........................    $    138,827      $  129,400      $    180,317
                                                                       ============      ==========      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
 Interest .........................................................    $    143,606      $  159,496      $    232,776
 Income taxes .....................................................         315,028          88,575             9,153

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

Non-cash investing activities:

   The Company assumed liabilities of $107,091,000, $9,529,000 and $9,178,000 during the years ended December 31, 1998, 1999 and 2000, respectively, in connection with its acquisitions.

   During the year ended December 31, 1998, the Company issued 699,000 common shares with a market value of $19,397,000 as consideration for acquisitions accounted for as purchases.

See accompanying notes.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

1. SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies followed by HEALTHSOUTH Corporation and its subsidiaries ("the Company") are presented as an integral part of the consolidated financial statements.

NATURE OF OPERATIONS

     HEALTHSOUTH is engaged in the business of providing healthcare services through three operating divisions: Inpatient and other clinical services and Outpatient services -- East and Outpatient services -- West. Inpatient and other clinical services consist primarily of services provided through inpatient rehabilitation facilities, specialty medical centers and certain physician practices and other clinical services. Outpatient services consist primarily of services provided through outpatient rehabilitation facilities, outpatient surgery centers and outpatient diagnostic centers. Management operates the outpatient services in two geographic segments, East and West.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of HEALTHSOUTH Corporation ("HEALTHSOUTH") and its wholly-owned subsidiaries, as well as its majority ownership or controlling interest in limited partnerships and limited liability companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

     HEALTHSOUTH operates a number of its facilities as general and limited partnerships ("partnerships") or limited liability companies ("LLCs") in which HEALTHSOUTH or a subsidiary serves as the general partner or managing member, as applicable. HEALTHSOUTH's policy is to consolidate the financial position and results of operations of these partnerships and LLCs in cases where HEALTHSOUTH owns the majority interest or in which it otherwise has a controlling interest (see also "Minority Interests" below in Note 1). Investments in partnerships, LLCs and other entities that represent less than a majority interest or otherwise represent a non-controlling interest are accounted for under the equity method or cost method, as appropriate (see also "Minority Interests" below in Note 1 and Note 4).

OPERATING SEGMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires the utilization of a "management approach" to define and report the financial results of operating segments. The management approach defines operating segments along the lines used by management to assess performance and make operating and resource allocation decisions. The Company operates in three segments: Inpatient and other clinical services, Outpatient services -- East and Outpatient services -- West.

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

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

compute gain or loss on the sale of securities. Interest and dividends on securities classified as available-for-sale are included in interest income.
Marketable securities and debt securities held by the Company have maturities of less than one year.

ACCOUNTS RECEIVABLE AND THIRD-PARTY REIMBURSEMENT ACTIVITIES

     Receivables from patients, insurance companies and third-party contractual insured accounts (primarily Medicare and Medicaid) are based on payment agreements which generally result in the Company's collecting an amount different from the established rates. Net third-party settlement receivables included in accounts receivable were $42,606,000 and $69,480,000 at December 31, 1999 and 2000, respectively. Final determination of the settlement is subject to review by appropriate authorities. It is at least reasonably possible that the recorded estimates will change by material amounts in the near term. The differences between original estimates made by the Company and subsequent revisions (including final settlement) were not material to the Company's operating results. Adequate allowances are provided for doubtful accounts and contractual adjustments. Uncollectible accounts are written off against the allowance for doubtful accounts after adequate collection efforts are made. Net accounts receivable includes only those amounts estimated by management to be collectible.

     The concentration of net accounts receivable from third-party contractual payors and others, as a percentage of total net accounts receivable, was as follows:

                                                                DECEMBER 31,
                                                             -------------------
                                                               1999       2000
                                                             --------   --------

                                Medicare .................       26%        27%
                                Medicaid .................        5          5
                                Other ....................       69         68
                                                                 --         --
                                                                100%       100%
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

     Interest cost incurred during the construction of a facility is capitalized. The Company incurred interest costs of $148,793,000, $178,836,000 and $223,321,000 of which $630,000, $2,184,000 and $1,726,000 was capitalized during 1998, 1999 and 2000, respectively.

     Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or the term of the lease, as appropriate. The estimated useful life of buildings is 30-40 years and the general range of useful lives for leasehold improvements, furniture, fixtures and equipment is 3-15 years.

INTANGIBLE ASSETS

     Costs in excess of the net asset value of purchased facilities are amortized over 20 to 40 years using the straight-line method, with the majority of such costs being amortized over 40 years. Organization and Partnership formation costs are deferred and amortized on a straight-line basis over a period of 36 months. Debt issue costs are amortized over the term of the debt. Noncompete agreements are amortized using the straight-line method over the term of the agreements.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     Effective July 1, 1997, the Company began expensing amounts reflecting the costs of implementing its clinical and administrative programs and protocols at acquired facilities in the period in which such costs are incurred. Previously, the Company had capitalized such costs and amortized them over 36 months. Such costs at June 30, 1997 aggregated $64,643,000, net of accumulated amortization. These capitalized costs were amortized in accordance with the Company's policy in effect through June 30, 1997 and were fully amortized by June 2000.

     Through June 30, 1997, the Company had assigned value to and capitalized organization and partnership formation costs which had been incurred by the Company or obtained by the Company in acquisitions accounted for as purchases. Effective July 1, 1997, the Company no longer assigned value to organization and partnership formation costs obtained in acquisitions accounted for as purchases except to the extent that objective evidence exists that such costs will provide future economic benefits to the Company after the acquisition. Such organization and partnership formation costs at June 30, 1997, which were obtained by the Company in purchase transactions, aggregated $8,380,000, net of accumulated amortization. Such costs at June 30, 1997 were amortized in accordance with the Company's policy in effect through June 30, 1997 and were fully amortized by June 2000.

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

MINORITY INTERESTS

     The equity of minority investors in partnerships and LLCs of the Company is reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (ranging from 1% to 50% at December 31, 2000), the effect of which is removed from the results of operations of the Company.

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

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

INCOME PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                          YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------
                                                                     1998           1999            2000
                                                                -------------   ------------   -------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Numerator:
 Net income .................................................     $  46,558      $  76,517       $ 278,465
                                                                  ---------      ---------       ---------
 Numerator for basic earnings per share-income available to
   common stockholders ......................................     $  46,558      $  76,517       $ 278,465
                                                                  =========      =========       =========
Denominator:
 Denominator for basic earnings per share -- weighted-average
   shares ...................................................       421,462        408,195         385,666
 Effect of dilutive securities:
   Net effect of dilutive stock options .....................        10,813          5,525           4,600
   Restricted shares issued .................................            --            850             750
                                                                  ---------      ---------       ---------
 Dilutive potential common shares ...........................        10,813          6,375           5,350
                                                                  ---------      ---------       ---------
 Denominator of diluted earnings per share - adjusted
   weighted-average shares and assumed conversions ..........       432,275        414,570         391,016
                                                                  =========      =========       =========
Basic earnings per share ....................................     $    0.11      $    0.19       $    0.72
                                                                  =========      =========       =========
Diluted earnings per share ..................................     $    0.11      $    0.18       $    0.71
                                                                  =========      =========       =========

IMPAIRMENT OF ASSETS

     The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In such cases, the impaired assets are written down to fair value. Fair value is determined based on the individual facts and circumstances of the impairment event, and the available information related to it. Such information might include quoted market prices, prices for comparable assets, estimated future cash flows discounted at a rate commensurate with the risks involved and independent appraisals. For purposes of analyzing impairment, assets are generally grouped at the individual operational facility level, which is the lowest level for which there are identifiable cash flows. If the group of assets being tested was acquired by the Company as part of a purchase business combination, any goodwill that arose as part of the transaction is included as part of the asset grouping.

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

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

SELF-INSURANCE

     The Company is self-insured for professional liability and comprehensive general liability. Liabilities for asserted and unasserted claims are accrued based upon specific claims and incidents and the claims history of the Company. The reserves for estimated liabilities for asserted and unasserted claims, which are not material in relation to the Company's consolidated financial position at December 31, 1999 and 2000, are included with accrued interest payable and other liabilities in the accompanying consolidated balance sheets.

RECLASSIFICATIONS

     Certain amounts in 1998 and 1999 financial statements have been reclassified to conform with the 2000 presentation. Such reclassifications had no effect on previously reported consolidated financial position and consolidated net income.

FOREIGN CURRENCY TRANSLATION

     The Company translates the assets and liabilities of its foreign subsidiaries stated in local functional currencies to U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates of exchange in effect during the period. Gains and losses from currency translation are included in stockholders' equity. Currency transaction gains or losses are recognized in current operations as operating unit expenses and have not been significant to the Company's operating results in any period.

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

     The merger of the Company with NSC was accounted for as a pooling of interests. There were no material transactions between the Company and NSC prior to the merger. The effects of conforming the accounting policies of the combined companies are not material.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. CASH, CASH EQUIVALENTS AND OTHER MARKETABLE SECURITIES

     Cash, cash equivalents and other marketable securities consisted of the following:

                                                               DECEMBER 31,
                                                         -------------------------
                                                             1999          2000
                                                         -----------   -----------
                                                              (IN THOUSANDS)
         Cash ........................................    $117,912      $179,989
         Cash equivalents ............................      11,488           328
                                                          --------      --------
          Total cash and cash equivalents ............     129,400       180,317
         Certificates of deposit .....................       2,352            80
         Municipal put bonds .........................         130            10
         Collateralized mortgage obligations .........       1,000            --
                                                          --------      --------
          Total other marketable securities ..........       3,482            90
                                                          --------      --------
         Total cash, cash equivalents and other
          marketable securities (approximates
          market value) ..............................    $132,882      $180,407
                                                          ========      ========

     For purposes of the consolidated balance sheets and statements of cash flows, marketable securities with a maturity of ninety days or less when purchased are considered cash equivalents.

4. OTHER ASSETS

     Other assets consisted of the following:

                                                     DECEMBER 31,
                                               -------------------------
                                                   1999          2000
                                               -----------   -----------
                                                    (IN THOUSANDS)
         Notes receivable ..................    $  48,717     $  52,907
         Prepaid long-term lease ...........        7,084         6,555
         Investments accounted for on equity
          method ...........................       15,523        26,328
         Other investments .................       50,400        71,021
         Real estate investments ...........        2,820         2,686
         Trusteed funds ....................        8,255        11,185
         Deferred loss on leases ...........       21,263        19,686
         Other .............................        3,547         7,529
                                                ---------     ---------
                                                $ 157,609     $ 197,897
                                                =========     =========

     The Company has various investments, with ownership percentages ranging from 24% to 49%, which are accounted for using the equity method of accounting. The Company's equity in earnings of these investments was not material to the Company's consolidated results of operations for the years ended 1998, 1999 and 2000. At December 31, 2000, the investment balance on the Company's books was not materially different than the underlying equity in net assets of the unconsolidated entities.

     Other investments consist of investments in companies involved in operations similar to those of the Company. For those investments with a quoted market price, the Company's investment balance is based on the quoted market price. For all other investments in this category, it was not practicable to estimate the fair value because of the lack of a quoted market price and the inability to estimate the fair value without incurring excessive costs. The carrying amount at December 31, 2000 represents the original cost of the investments, which management believes is not impaired.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. OTHER ASSETS - (CONTINUED)

     During 1998, the Company sold four inpatient rehabilitation hospital facilities. Because the Company is leasing back all of the properties, the resulting loss on sale of approximately $19,500,000 has been recorded on the accompanying consolidated balance sheet in other assets as deferred loss on leases and will be amortized into expense over the initial lease term of 15 years in accordance with SFAS 28. Aggregate annual lease payments for these properties total $6,000,000. During 1995, the Company sold another inpatient rehabilitation hospital property under terms similar to those described above. Aggregate annual lease payments for this property total $1,700,000. The resulting loss of approximately $4,000,000 is being amortized to expense over the initial lease term of 15 years.

5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                                               DECEMBER 31,
                                                       -----------------------------
                                                            1999            2000
                                                       -------------   -------------
                                                              (IN THOUSANDS)
         Land ......................................    $  126,074      $  138,277
         Buildings .................................     1,233,809       1,312,375
         Leasehold improvements ....................       380,852         479,404
         Furniture, fixtures and equipment .........     1,553,159       1,821,403
         Construction-in-progress ..................        28,931          83,406
                                                        ----------      ----------
                                                         3,322,825       3,834,865
         Less accumulated depreciation and
          amortization .............................       819,858         963,102
                                                        ----------      ----------
                                                        $2,502,967      $2,871,763
                                                        ==========      ==========

6. INTANGIBLE ASSETS

     Intangible assets consisted of the following:

                                                               DECEMBER 31,
                                                      -------------------------------
                                                           1999             2000
                                                      --------------   --------------
                                                              (IN THOUSANDS)
         Organizational, partnership formation
          and start-up costs (see Note 1) .........    $   117,622      $    17,393
         Debt issue costs .........................         51,284           66,179
         Noncompete agreements ....................        122,545          124,932
         Cost in excess of net asset value of
          purchased facilities ....................      2,920,980        3,038,560
                                                       -----------      -----------
                                                         3,212,431        3,247,064
         Less accumulated amortization ............        383,924          400,403
                                                       -----------      -----------
                                                       $ 2,828,507      $ 2,846,661
                                                       ===========      ===========

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                             DECEMBER 31,
                                                                     -----------------------------
                                                                          1999            2000
                                                                     -------------   -------------
                                                                            (IN THOUSANDS)
                        Notes and bonds payable:
                         Advances under a $1,750,000,000
                           credit agreement with banks ...........    $1,625,000      $1,655,000
                         9.5% Senior Subordinated Notes ..........       250,000              --
                         3.25% Convertible Subordinated
                           Debentures due 2003 ...................       567,750         567,750
                         6.875% Senior Notes due 2005 ............       250,000         250,000
                         7.0% Senior Notes due 2008 ..............       250,000         250,000
                         10-3/4% Senior Subordinated Notes
                           due 2008 ..............................            --         350,000
                         Notes payable to banks and various
                           other notes payable, at interest rates
                           from 5.5% to 14.9% ....................       117,421         104,031
                         Hospital revenue bonds payable ..........        15,130          11,674
                        Noncompete agreements payable with
                           payments due at intervals ranging
                           through December 2005 .................        39,347          23,374
                                                                      ----------      ----------
                                                                       3,114,648       3,211,829
                        Less amounts due within one year .........        37,818          43,225
                                                                      ----------      ----------
                                                                      $3,076,830      $3,168,604
                                                                      ==========      ==========

     The fair value of the total long-term debt approximates book value at December 31, 2000 except for the 3.25% Convertible Subordinated Debentures due 2003, the 6.875% Senior Notes due 2005, the 7.0% Senior Notes due 2008 and the 10-3/4% Senior Subordinated Notes due 2008. The fair value of the 3.25% Convertible Subordinated Debentures due 2003 was approximately $503,765,000 at December 31, 2000. The fair value of the 6.875% Senior Notes due 2005 was approximately $252,025,000 at December 31, 2000. The fair value of the 7% Senior Notes due 2008 was approximately $225,125,000 at December 31, 2000. The fair value of the 10-3/4% Senior Subordinated Notes due 2008 was approximately $366,625,000 at December 31, 2000. The fair values of the Company's long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     The  Company  has  a  $1,750,000,000 revolving credit facility with Bank of
America, N.A. ("Bank of America") and other participating banks (the "1998 Credit Agreement"). The 1998 Credit Agreement replaced a previous $1,250,000,000 revolving credit agreement, also with Bank of America. Interest on the 1998 Credit Agreement is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. The Company is required to pay a fee on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined credit ratings. The principal amount is payable in full on June 22, 2003. The Company has provided a negative pledge on all assets under the 1998 Credit Agreement. At December 31, 2000, the effective interest rate associated with the 1998 Credit Agreement was approximately 7.18%.

     The Company also had a Short Term Credit Agreement with Bank of America and other participating banks (as amended, the "Short Term Credit Agreement"), providing for a $250,000,000 short term revolving credit facility. The terms of the Short Term Credit Agreement were substantially

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. LONG-TERM DEBT - (CONTINUED)

consistent with those of the 1998 Credit Agreement. Interest on the Short Term Credit Agreement was paid based on LIBOR plus a predetermined margin or a base rate. The Company was required to pay a fee on the unused portion of the credit facility ranging from 0.30% to 0.50%, depending on certain defined credit ratings. On October 31, 2000, the Company terminated the Short Term Credit Agreement and replaced it with a new $400,000,000 Credit Agreement (the "2000 Credit Agreement") with UBS AG and other participating banks. Interest on the 2000 Credit Agreement is paid based on LIBOR plus a predetermined margin or base rate. The Company is required to pay a fee on the unused portion of the credit facility ranging from 0.25% to 0.50%, depending on certain defined ratios. The principal amount is payable in full in eight quarterly installments ending on June 22, 2003. At December 31, 2000, the Company had no drawings outstanding under the 2000 Credit Agreement.

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

     In October 2000, the Company entered into two six-month and one twelve-month interest rate swap arrangements with notional amounts of $240,000,000, $240,000,000 and $175,000,000 each. The swaps expire on various dates in April 2001 and November 2001. These arrangements have the effect of converting a portion of the Company's variable rate debt to a fixed rate. The arrangements did not have a material effect on the Company's operations.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. LONG-TERM DEBT - (CONTINUED)

     Principal maturities of long-term debt are as follows:

                              YEAR ENDING DECEMBER 31,          (IN THOUSANDS)
                              ------------------------------   ---------------
                                2001 .......................      $   43,225
                                2002 .......................          19,569
                                2003 .......................       2,236,623
                                2004 .......................          11,721
                                2005 .......................         260,641
                                After 2006 .................         640,050
                                                                  ----------
                                                                  $3,211,829
                                                                  ==========

8. STOCK OPTIONS

     The Company has various stockholder-approved stock option plans which provide for the grant of options to directors, officers and other key employees to purchase common stock at 100% of the fair market value as of the date of grant. The Compensation Committee of the Board of Directors administers the stock option plans. Options may be granted as incentive stock options or as non-qualified stock options. Incentive stock options vest 25% annually, commencing upon completion of one year of employment subsequent to the date of grant. Certain of the non-qualified stock options are not subject to any vesting provisions, while others vest on the same schedule as the incentive stock options. The options expire ten years from the date of grant.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 is effective for fiscal years beginning after December 15, 1995 and allows for the option of continuing to account for stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, or selecting the fair value method of expense recognition as described in SFAS 123. The Company has elected to follow APB 25 in accounting for its employee stock options. The Company follows SFAS 123 in accounting for its non-employee stock options. The total compensation expense associated with non-employee stock options granted in 1998, 1999 and 2000 was not material.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1999 and 2000, respectively: risk-free interest rates of 6.10%, 6.21% and 5.11%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .76, .77 and .71; and a weighted-average expected life of the options of 5.5 years, 5.0 years and 5.2 years.

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

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. STOCK OPTIONS - (CONTINUED)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                               YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                           1998         1999          2000
                                       ------------ ------------ --------------
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
        Pro forma net income .........   $ 31,009     $ 47,149     $  266,684
        Pro forma earnings per share:
          Basic ......................       0.07         0.12           0.69
          Diluted ....................       0.07         0.12           0.69

     A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                         1998                       1999                      2000
                                               ------------------------   ------------------------   -----------------------
                                                              WEIGHTED                   WEIGHTED                   WEIGHTED
                                                               AVERAGE                    AVERAGE                   AVERAGE
                                                 OPTIONS      EXERCISE      OPTIONS      EXERCISE      OPTIONS      EXERCISE
                                                  (000)         PRICE        (000)         PRICE        (000)        PRICE
                                               -----------   ----------   -----------   ----------   -----------   ---------
Options outstanding January 1 ..............      34,771        $ 12         34,437        $ 12         36,028        $ 11
 Granted ...................................       6,020          12          6,589          11          3,615           5
 Exercised .................................      (5,035)         12           (772)          5         (1,957)          8
 Canceled ..................................      (1,319)         21         (4,226)         20         (1,704)         15
                                                  ------        ----         ------        ----         ------        ----
Options outstanding at December 31 .........      34,437        $ 12         36,028        $ 11         35,982        $ 10
Options exercisable at December 31 .........      29,156        $ 11         31,689        $ 11         31,429        $ 10
Weighted average fair value of options
 granted during the year ...................    $   7.50                   $   7.14                   $   3.07

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                        OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                            -------------------------------------------   -----------------------------
                                                 WEIGHTED     WEIGHTED                        WEIGHTED
                                                 AVERAGE       AVERAGE                        AVERAGE
                              DECEMBER 31,      REMAINING     EXERCISE      DECEMBER 31,      EXERCISE
                                  2000             LIFE         PRICE           2000           PRICE
                            ----------------   -----------   ----------   ---------------   -----------
                             (IN THOUSANDS)      (YEARS)                   (IN THOUSANDS)
Under $10.00.............        22,926             4.73      $   6.14        19,807         $   6.10
$10.00 - $23.63..........        12,871             6.47         16.79        11,448            17.40
$23.63 and above.........           185             7.00         27.28           174            27.24

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

1998 ACQUISITIONS

     Effective July 1, 1998, the Company acquired Columbia/HCA Healthcare Corporation's interests in 33 ambulatory surgery centers (subject to certain outstanding consents and approvals with respect to three of the centers, as to which the parties entered into management agreements) in a transaction

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. ACQUISITIONS - (CONTINUED)

accounted for as a purchase. Effective July 31, 1998, the Company entered into certain other arrangements to acquire substantially all of the economic benefit of Columbia/HCA's interests in one additional ambulatory surgery center, which interests the Company later acquired outright. The purchase price was approximately $550,402,000 in cash.

     At various dates and in separate transactions throughout 1998, the Company acquired 112 outpatient rehabilitation facilities, four outpatient surgery centers,  one  inpatient  rehabilitation  hospital  and  27  diagnostic  imaging centers. The acquired operations are located throughout the United States. The total purchase price of the acquired operations was approximately $216,305,000. The form of consideration constituting the total purchase price was approximately $179,038,000 in cash, $17,870,000 in notes payable and the issuance of approximately 699,000 shares of the Company's common stock valued at $19,397,000.

     In connection with these transactions, the Company entered into noncompete agreements with former owners totaling $25,926,000. In general, these noncompete agreements are payable in monthly or quarterly installments over periods ranging from five to ten years.

     The fair value of the total net assets relating to the 1998 acquisitions described above was approximately $15,570,000. The total cost of the 1998 acquisitions exceeded the fair value of the net assets acquired by approximately $751,137,000. Based on the evaluation of each acquisition utilizing the criteria described above, the Company determined that the costs in excess of net asset value of purchased facilities relating to the 1998 acquisitions should be amortized over periods ranging from 25 to 40 years on a straight-line basis. No other identifiable intangible assets were recorded in the acquisitions described above.

     The Company sold its physical therapy staffing business, which had been acquired by the Company as part of a larger strategic acquisition in 1994. The loss on the sale of the physical therapy staffing business was $31,232,000 and was recorded by the Company in the fourth quarter of 1998.

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

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. ACQUISITIONS - (CONTINUED)

2000 ACQUISITIONS

     At various dates and in separate transactions throughout 2000, the Company acquired thirteen outpatient rehabilitation facilities, three outpatient surgery centers, three inpatient rehabilitation hospitals and thirteen diagnostic imaging centers. The acquired operations are located throughout the United States. The total purchase price of the acquired operations was approximately $75,365,000. The form of consideration constituting the total purchase price was approximately $74,137,000 in cash and $1,228,000 in notes payable.

     In connection with these transactions, the Company entered into noncompete agreements with former owners totaling $5,520,000. In general, these noncompete agreements are payable in monthly or quarterly installments over periods ranging from five to ten years.

     The fair value of the total net assets relating to the 2000 acquisitions described above was approximately $8,174,000. The total cost of the 2000 acquisitions exceeded the fair value of the net assets acquired by approximately $67,191,000. Based on the evaluation of each acquisition utilizing the criteria described above, the Company determined that the cost in excess of net asset value of purchased facilities relating to the 2000 acquisitions should be amortized over periods ranging from 20 to 40 years on a straight-line basis. No other identifiable intangible assets were recorded in the acquisitions described above. At December 31, 2000, the purchase price allocation associated with the 2000 acquisitions is preliminary in nature. During 2001 the Company will make adjustments, if necessary, to the purchase price allocation based on revisions to the fair value of the assets acquired.

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

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

                                                  CURRENT       NONCURRENT        TOTAL
                                              --------------   ------------   ------------
                                                             (IN THOUSANDS)
Deferred tax assets:
 Net operating loss .......................     $       --      $   2,811      $    2,811
 Impairment and restructuring charges......             --        126,008         126,008
                                                ----------      ---------      ----------
Total deferred tax assets .................             --        128,819         128,819
Deferred tax liabilities: .................
 Depreciation and amortization ............             --        (46,017)        (46,017)
 Bad debts ................................        (91,830)            --         (91,830)
 Capitalized costs ........................             --        (35,252)        (35,252)
 Accruals .................................         (7,584)            --          (7,584)
 Other ....................................         (8,754)            --          (8,754)
                                                ----------      ---------      ----------
Total deferred tax liabilities ............       (108,168)       (81,269)       (189,437)
                                                ----------      ---------      ----------
Net deferred tax (liabilities) assets .....     $ (108,168)     $  47,550      $  (60,618)
                                                ==========      =========      ==========

     Significant   components   of   the   Company's  deferred  tax  assets  and
liabilities as of December 31, 2000 are as follows:

                                                CURRENT        NONCURRENT          TOTAL
                                             ------------   ---------------   ---------------
                                                              (IN THOUSANDS)
Deferred tax assets:
 Net operating loss ......................    $      --       $     5,864       $     5,864
 Accruals ................................        9,063                --             9,063
 Impairment and restructuring charges.....           --            41,932            41,932
 Other ...................................           --             5,045             5,045
                                              ---------       -----------       -----------
Total deferred tax assets ................        9,063            52,841            61,904

Deferred tax liabilities:
 Depreciation and amortization ...........           --          (123,901)         (123,901)
 Bad debts ...............................      (13,290)               --           (13,290)
 Capitalized costs .......................           --           (81,779)          (81,779)
 Unrealized gain on available for sale
   securities ............................           --            (7,526)           (7,526)
                                              ---------       -----------       -----------
Total deferred tax liabilities ...........      (13,290)         (213,206)         (226,496)
                                              ---------       -----------       -----------
Net deferred tax liabilities .............    $  (4,227)      $  (160,365)      $  (164,592)
                                              =========       ===========       ===========

     At December 31, 2000, the Company has net operating loss carryforwards of approximately $15,275,000 for income tax purposes expiring through the year 2020. Those carryforwards resulted from the Company's acquisitions of Rebound, Inc., Horizon/CMS Healthcare Corporation, ASC Network Corporation, The Company Doctor and National Imaging Affiliates.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. INCOME TAXES - (CONTINUED)

     The provision for income taxes was as follows:

                                                       YEAR ENDED DECEMBER 31,
                                              ---------------------------------------
                                                  1998            1999          2000
                                              ------------     ----------   -----------
                                                          (IN THOUSANDS)
Currently payable:
 Federal .................................     $ 162,433        $ 61,156     $  74,243
 State ...................................        24,324          11,623        11,117
                                               ---------        --------     ---------
                                                 186,757          72,779        85,360
Deferred expense:
 Federal .................................       (37,756)         (4,916)       83,886
 State ...................................        (5,654)           (934)       12,562
                                               ---------        --------     ---------
                                                 (43,410)         (5,850)       96,448
                                               ---------        --------     ---------
                                               $ 143,347        $ 66,929     $ 181,808
                                               =========        ========     =========

     The difference between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes was as follows:

                                                       YEAR ENDED DECEMBER 31,
                                             -------------------------------------------
                                                  1998           1999           2000
                                             -------------   ------------   ------------
                                                           (IN THOUSANDS)
Federal taxes at statutory rates .........     $  93,581      $  80,470      $ 195,774
Add (deduct):
 State income taxes, net of federal tax
   benefit ...............................        12,136          6,948         15,391
 Minority interests ......................       (27,114)       (30,264)       (34,678)
 Nondeductible goodwill ..................         7,630          9,304          2,452
 Disposal/impairment charges .............        57,873          6,128             --
 Other ...................................          (759)        (5,657)         2,869
                                               ---------      ---------      ---------
                                               $ 143,347      $  66,929      $ 181,808
                                               =========      =========      =========

11. COMMITMENTS AND CONTINGENCIES

     The Company is a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

     Beginning December 1, 1993, the Company became self-insured for professional liability and comprehensive general liability. The Company purchased coverage for all claims incurred prior to December 1, 1993. In addition, the Company purchased underlying insurance which would cover all claims once established limits have been exceeded. It is the opinion of management that at December 31, 2000 the Company has adequate reserves to cover losses on asserted and unasserted claims. In the fourth quarter of 2000, the Company formed an offshore captive insurance subsidiary to which it expects to transition the administration of its self-insurance programs.

     In connection with the Horizon/CMS acquisition in 1997, the Company assumed Horizon/CMS's open professional and general liability claims. The
Company has entered into an agreement with an insurance carrier to assume responsibility for the majority of open claims. Under this agreement, a "risk transfer" was conducted which converted Horizon/CMS's self-insured claims to insured liabilities consistent with the terms of the underlying insurance policy.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

     Horizon/CMS is currently a party, or is subject, to certain litigation matters and disputes. The Company itself is, in general, not a party to such litigation. These matters include actions or investigations initiated by the Securities and Exchange Commission, New York Stock Exchange, various federal and state regulatory agencies, stockholders of Horizon/CMS and other parties. Both Horizon/CMS and the Company are working to resolve these matters and cooperating fully with the various regulatory agencies involved. As of December 31, 2000, it was not possible for the Company to predict the ultimate outcome or effect of these matters. In management's opinion, the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position or results of operations.

     The Company was served with certain lawsuits filed beginning September 30, 1998, purporting to be class actions under the federal and Alabama securities laws. These lawsuits were filed following a decline in the Company's stock price at the end of the third quarter of 1998. Seven such suits were filed in the United States District Court for the Northern District of Alabama. In January 1999, those suits were ordered consolidated under the case style In re HEALTHSOUTH Corporation Securities Litigation, Master File No. CV98-O-2634-S. On April 12, 1999, the plaintiffs filed a consolidated amended complaint against the Company and certain of its officers and directors alleging that, during the period April 24, 1997 through September 30, 1998, the defendants misrepresented or failed to disclose certain material facts concerning the Company's business and financial condition and the impact of the Balanced Budget Act of 1997 on our operations in order to artificially inflate the price of the Company's common stock and issued or sold shares of such stock during the purported class period, all allegedly in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Certain of the named plaintiffs in the consolidated amended complaint also purport to represent separate subclasses consisting of former stockholders of Horizon/CMS Healthcare Corporation and National Surgery Centers, Inc. who received shares of the Company's Common Stock in connection with such acquisitions and who assert additional claims under Section 11 of the Securities Act of 1933 with respect to the registration of securities issued in those acquisitions.

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

     The Company filed its motion to dismiss the consolidated amended complaint in the federal action in late June 1999. The court denied that motion to dismiss in December 2000. The Company believes that all claims asserted in the above suits are without merit, and expects to vigorously defend against such claims. Because such suits remain at an early stage, the Company cannot predict the outcome of any such suits or the magnitude of any potential loss if the Company's defense is unsuccessful.

     At December 31, 2000, committed capital expenditures for the next twelve months are $41,281,000.

     Operating leases generally consist of short-term lease agreements for buildings where facilities are located. These leases generally have 5-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Total rental expense for all operating leases was $238,937,000, $233,895,000 and $248,782,000 for the years ended December 31,
1998, 1999 and 2000, respectively.

     The Company has entered into two tax retention operating leases for certain of its facilities. The Company is required to renegotiate the leases or purchase, or obtain a purchaser, for the facilities at its termination in 2003. The minimum sales price guarantee is approximately $119,190,000.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

     The following is a schedule of future minimum lease payments under all operating leases having initial or remaining non-cancelable lease terms in excess of one year:

                    YEAR ENDING DECEMBER 31,                               (IN THOUSANDS)
                    ------------------------                              ---------------
                     2001 ...........................................     $   236,811
                     2002 ...........................................         200,890
                     2003 ...........................................         158,221
                     2004 ...........................................         123,035
                     2005 ...........................................          90,372
                     After 2006 .....................................         409,091
                                                                          -----------
                     Total minimum payments required ................     $ 1,218,420
                                                                          ===========

12. EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) savings plan which matches 15% of the first 4% of earnings that an employee contributes. All contributions are in the form of cash. All employees who have completed one year of service with a minimum of 1,000 hours worked are eligible to participate in the plan. Company contributions are gradually vested over a seven-year service period. Contributions to the plan by the Company were approximately $4,121,000, $4,608,000 and $4,712,000 in 1998, 1999 and 2000, respectively.

     In 1991, the Company established an Employee Stock Ownership Plan ("ESOP") for the purpose of providing substantially all employees of the Company the opportunity to save for their retirement and acquire a proprietary interest in the Company. The ESOP currently owns approximately 3,320,000 shares of the Company's common stock, which were purchased with funds borrowed from the Company, $10,000,000 in 1991 (the "1991 ESOP Loan") and $10,000,000 in 1992
(the "1992 ESOP Loan"). At December 31, 2000, the combined ESOP Loans had a balance of $5,415,000. The 1991 ESOP Loan, which bears an interest rate of 10%, is payable in annual installments covering interest and principal over a ten-year period beginning in 1992. The 1992 ESOP Loan, which bears an interest rate of 8.5%, is payable in annual installments covering interest and principal over a ten-year period beginning in 1993. Company contributions to the ESOP began in 1992 and shall at least equal the amount required to make all ESOP loan amortization payments for each plan year. The Company recognizes compensation expense based on the shares allocated method. Compensation expense related to the ESOP recognized by the Company was $3,195,000, $3,197,000 and $3,176,000 in 1998, 1999 and 2000, respectively. Interest incurred on the ESOP Loans was approximately $927,000, $715,000 and $483,000 in 1998, 1999 and 2000,
respectively. Approximately 2,451,000 shares owned by the ESOP have been allocated to participants at December 31, 2000.

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

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     The Company has developed a strategic plan to provide integrated services in major markets throughout the United States. In the fourth quarter of 1998, the Company recorded a restructuring charge of approximately $404,000,000 as a result of its decision to close certain facilities that did not fit with the Company's strategic vision, underperforming facilities and facilities not located in target markets. The Company's Board of Directors approved the restructuring plan on December 10, 1998. A total of 167 facilities were included in the plan, including 110 outpatient rehabilitation facilities, 7 inpatient rehabilitation hospitals, 29 outpatient surgery centers, and 21 diagnostic centers. Some of these facilities had multiple business units associated with the operation. The identified facilities contributed $140,087,000 to the Company's revenue and $(9,907,000) to the Company's income before income taxes and minority interests during 1998. At March 21, 2001, approximately 97% of the locations identified in the fourth quarter restructuring plan had been closed.

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

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. IMPAIRMENT AND RESTRUCTURING CHARGES - (CONTINUED)

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

                                                     ACTIVITY
                                              -----------------------
                                                           NON-CASH     BALANCE
                               RESTRUCTURING     CASH       IMPAIR-       AT
         DESCRIPTION               CHARGE      PAYMENTS      MENTS     12/31/98
----------------------------- --------------- ---------- ------------ ----------
                                                (IN THOUSANDS)
Third Quarter 1998 Charge:
 Property, plant and
  equipment:
  Leasehold improvements.....    $     820     $     --   $     820    $     --
  Furniture, fixtures and
   equipment ................        7,543           --       7,543          --
                                 ---------     --------   ---------    --------
                                     8,363           --       8,363          --
 Intangible assets:
  Goodwill ..................       53,485           --      53,485          --
  Noncompete agreements......          678           --         678          --
  Other intangible assets ...          222           --         222          --
                                 ---------     --------   ---------    --------
                                    54,385           --      54,385          --
 Lease abandonment costs ....        2,618        2,618          --          --
 Other assets ...............        4,908           --       4,908          --
 Other incremental costs ....        1,435        1,020          --         415
                                 ---------     --------   ---------    --------

Total Third Quarter 1998
 Charge .....................    $  71,709     $  3,638   $  67,656    $    415
                                 =========     ========   =========    ========
Fourth Quarter 1998 Charge:
 Property, plant and
  equipment:
  Land and buildings ........    $  38,741     $     --   $  38,741    $     --
  Leasehold improvements.....       27,187           --      27,187          --
  Furniture, fixtures and
   equipment ................       71,952           --      71,952          --
                                 ---------     --------   ---------    --------
                                   137,880           --     137,880          --
 Intangible assets:
  Goodwill ..................      154,840           --     154,840          --
  Noncompete agreements......       10,632           --      10,632          --
  Other intangible assets ...        1,272           --       1,272          --
                                 ---------     --------   ---------    --------
                                   166,744           --     166,744          --
 Lease abandonment costs ....       49,476           --          --      49,476
 Other assets ...............       19,857           --      19,857          --
 Severance packages .........        6,027        4,753          --       1,274
 Other incremental costs ....       24,089        8,100          --      15,989
                                 ---------     --------   ---------    --------

Total Fourth Quarter 1998
 Charge .....................    $ 404,073     $ 12,853   $ 324,481    $ 66,739
                                 =========     ========   =========    ========


                                    ACTIVITY                    ACTIVITY
                              ---------------------            ----------
                                          NON-CASH    BALANCE              NON-CASH    BALANCE
                                 CASH      IMPAIR-      AT        CASH      IMPAIR-       AT
         DESCRIPTION           PAYMENTS     MENTS    12/31/99   PAYMENTS     MENTS     12/31/00
----------------------------- ---------- ---------- ---------- ---------- ---------- -----------
                                                        (IN THOUSANDS)
Third Quarter 1998 Charge:
 Property, plant and
  equipment:
  Leasehold improvements.....  $     --     $ --     $     --   $     --     $ --     $     --
  Furniture, fixtures and
   equipment ................        --       --           --         --       --           --
                               --------     ----     --------   --------     ----     --------
                                     --       --           --         --       --           --
 Intangible assets:
  Goodwill ..................        --       --           --         --       --           --
  Noncompete agreements......        --       --           --         --       --           --
  Other intangible assets ...        --       --           --         --       --           --
                               --------     ----     --------   --------     ----     --------
                                     --       --           --         --       --           --
 Lease abandonment costs ....        --       --           --         --       --           --
 Other assets ...............        --       --           --         --       --           --
 Other incremental costs ....       415       --           --         --       --           --
                               --------     ----     --------   --------     ----     --------

Total Third Quarter 1998
 Charge .....................  $    415     $ --     $     --   $     --     $ --     $     --
                               ========     ====     ========   ========     ====     ========
Fourth Quarter 1998 Charge:
 Property, plant and
  equipment:
  Land and buildings ........  $     --     $ --     $     --   $     --     $ --     $     --
  Leasehold improvements.....        --       --           --         --       --           --
  Furniture, fixtures and
   equipment ................        --       --           --         --       --           --
                               --------     ----     --------   --------     ----     --------
                                     --       --           --         --       --           --
 Intangible assets:
  Goodwill ..................        --       --           --         --       --           --
  Noncompete agreements......        --       --           --         --       --           --
  Other intangible assets ...        --       --           --         --       --           --
                               --------     ----     --------   --------     ----     --------
                                     --       --           --         --       --           --
 Lease abandonment costs ....    17,110       --       32,366     11,253       --       21,113
 Other assets ...............        --       --           --         --       --           --
 Severance packages .........     1,274       --           --         --       --           --
 Other incremental costs ....     8,978       --        7,011      7,011       --           --
                               --------     ----     --------   --------     ----     --------

Total Fourth Quarter 1998
 Charge .....................  $ 27,362     $ --     $ 39,377   $ 18,264     $ --     $ 21,113
                               ========     ====     ========   ========     ====     ========

     The remaining balances at December 31, 1999 and 2000, are included in accrued interest payable and other liabilities in the accompanying consolidated balance sheets.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. IMPAIRMENT AND RESTRUCTURING CHARGES - (CONTINUED)

     In addition to the third and fourth quarter charges described above, the Company recorded an impairment charge of approximately $8,000,000 in the fourth quarter of 1998 related to a rehabilitation hospital it had closed. The write-down was based on a recently obtained independent appraisal, which reflected a decline in valuation since the original closure. The hospital was closed in 1995 as a result of duplicative services in a single market. At that time, the hospital was written down to its then-estimated fair value and classified as assets held for sale.

     The Company abandoned certain equipment and sold certain properties and equipment during 2000, associated with the 1998 closed facilities. The fair value of assets remaining to be sold is approximately $24,559,000 compared to $27,273,000 as of December 31, 1999. The Company expects to have all properties sold by the end of 2001. The effect of suspending depreciation is immaterial. For assets that will not be abandoned, the fair values were based on independent appraisals or estimates of recoverability for similar closings.

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

     During the fourth quarter of 1999, in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company recorded an asset impairment charge of $121,037,000. Management evaluated the financial performance of each of its facilities to determine if there are trends which would indicate that a facility's ability to recover its investment in its long-lived assets had been impaired. Based on this evaluation, the Company determined that property, plant and equipment with a carrying value of $38,050,000 and intangibles with a carrying value of $95,091,000 were impaired and wrote them down by $25,807,000 and $95,091,000 respectively, to their fair market value. In addition, the Company plans to sell certain property, plant and equipment with a carrying amount of $2,339,000 in 2001 and has estimated the sales value, net of related costs to sell, at $2,200,000. Accordingly, the Company recorded an impairment loss of $139,000 on these assets, which is included in the 1999 impairment and restructuring charge. See Note 14 for the impact of impairment losses on operating segments.

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

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. OPERATING SEGMENTS - (CONTINUED)

     Operating results and other financial data are presented for the principal operating segments as follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------
                                                                   1998            1999            2000
                                                              -------------   -------------   -------------
                                                                             (IN THOUSANDS)
Revenues:
 Inpatient and other clinical services ....................    $2,178,060      $2,021,546      $1,988,506
 Outpatient services - East ...............................       870,994         989,451       1,062,842
 Outpatient services - West ...............................       940,468       1,039,072       1,125,885
                                                               ----------      ----------      ----------
                                                                3,989,522       4,050,069       4,177,233
 Unallocated corporate office .............................        16,552          22,038          17,882
                                                               ----------      ----------      ----------
Consolidated revenues .....................................    $4,006,074      $4,072,107      $4,195,115
                                                               ==========      ==========      ==========
Income before income taxes and minority interests
 (excluding consolidated merger and acquisition related
 expenses, loss on sale of assets and impairment and
 restructuring charge):
 Inpatient and other clinical services ....................    $  540,726      $  516,233      $  422,808
 Outpatient services - East ...............................       273,268         243,531         261,251
 Outpatient services - West ...............................       230,875         193,612         232,811
                                                               ----------      ----------      ----------
                                                                1,044,869         953,376         916,870
 Unallocated corporate office .............................      (208,456)       (322,447)       (357,516)
                                                               ----------      ----------      ----------
Consolidated income before income taxes and minority
 interests ................................................    $  836,413      $  630,929      $  559,354
Consolidated merger and acquisition related expenses, loss
 on sale of assets and impairment and restructuring charge.      (569,040)       (401,014)             --
                                                               ----------      ----------      ----------
Consolidated income before income taxes and minority
 interests ................................................    $  267,373      $  229,915      $  559,354
                                                               ==========      ==========      ==========
Depreciation and amortization:
 Inpatient and other clinical services ....................    $  124,712      $  143,340      $  114,926
 Outpatient services - East ...............................        67,225          78,028          99,031
 Outpatient services - West ...............................        73,313          78,607          86,398
                                                               ----------      ----------      ----------
                                                                  265,250         299,975         300,355
 Unallocated corporate office .............................        79,341          74,273          60,492
                                                               ----------      ----------      ----------
Consolidated depreciation and amortization ................    $  344,591      $  374,248      $  360,847
                                                               ==========      ==========      ==========
Interest expense:
 Inpatient and other clinical services ....................    $   64,427      $   49,800      $   63,719
 Outpatient services - East ...............................         2,245           1,214             310
 Outpatient services - West ...............................         5,458           3,714           4,433
                                                               ----------      ----------      ----------
                                                                   72,130          54,728          68,462
 Unallocated corporate office .............................        76,033         121,924         153,133
                                                               ----------      ----------      ----------
Consolidated interest expense .............................    $  148,163      $  176,652      $  221,595
                                                               ==========      ==========      ==========

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. OPERATING SEGMENTS - (CONTINUED)

                                                                          YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------------------
                                                                  1998              1999              2000
                                                            ---------------   ---------------   ---------------
                                                                              (IN THOUSANDS)
Interest income:
 Inpatient and other clinical services ..................     $     2,612       $     2,340       $     1,888
 Outpatient services - East .............................             525               301               459
 Outpatient services - West .............................             420               746               711
                                                              -----------       -----------       -----------
                                                                    3,557             3,387             3,058
 Unallocated corporate office ...........................           7,729             7,200             6,046
                                                              -----------       -----------       -----------
Consolidated interest income ............................     $    11,286       $    10,587       $     9,104
                                                              ===========       ===========       ===========
EBITDA (excluding consolidated merger and acquisition
 related expenses, loss on sale of assets and impairment
 and restructuring charge):
 Inpatient and other clinical services ..................     $   727,253       $   707,033       $   599,565
 Outpatient services - East .............................         342,213           322,472           360,133
 Outpatient services - West .............................         309,226           275,187           322,931
                                                              -----------       -----------       -----------
                                                                1,378,692         1,304,692         1,282,629
 Unallocated corporate office ...........................         (60,811)         (133,450)         (149,937)
                                                              -----------       -----------       -----------
Consolidated EBITDA (excluding consolidated merger
 and acquisition related expenses, loss on sale of assets
 and impairment and restructuring charge): ..............     $ 1,317,881       $ 1,171,242       $ 1,132,692
Consolidated merger and acquisition related expenses,
 loss on sale of assets and impairment and restructuring
 charge .................................................        (569,040)         (401,014)               --
                                                              -----------       -----------       -----------
Consolidated EBITDA .....................................     $   748,841       $   770,228       $ 1,132,692
                                                              ===========       ===========       ===========
Assets:
 Inpatient and other clinical services ..................                       $ 2,621,115       $ 2,774,893
 Outpatient services - East .............................                         1,551,413         1,704,838
 Outpatient services - West .............................                         1,790,904         1,945,070
                                                                                -----------       -----------
                                                                                  5,963,432         6,424,801
 Unallocated corporate office ...........................                           927,052           955,639
                                                                                -----------       -----------
Total assets ............................................                       $ 6,890,484       $ 7,380,440
                                                                                ===========       ===========

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15. RELATED PARTY

     In December 1999, the Company acquired 6,390,583 shares of Series A Convertible Preferred Stock of MedCenterDirect.com, inc., a development-stage healthcare e-procurement company, in a private placement for a purchase price of $0.3458 per share. Various persons affiliated or associated with the Company, including various of the Company's Directors and executive officers, also purchased shares in the private placement. Under a Stockholders Agreement, the Company and the other holders of the Series A Convertible Preferred Stock, substantially all of whom may be deemed to be Company affiliates or associates, have the right to elect 50% of the directors of MedCenterDirect.com. During 2001, the Company expects to enter into a definitive long-term exclusive agreement under which MedCenterDirect.com will be the Company's exclusive e-procurement vendor of medical products and supplies. The Company expects that the terms of such agreement will be no less favorable than those the Company could obtain from an unrelated vendor.

16. SUBSEQUENT EVENT

     On February 1, 2001, the Company issued $375,000,000 in 8-1/2% Senior Notes due 2008 (the "8-1/2% Notes"). The 8-1/2% Notes are unsecured, unsubordinated obligations of the Company. The net proceeds from the issuance of the 8-1/2% Notes were used to pay down indebtedness outstanding under the Company's credit facilities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     HEALTHSOUTH has not changed independent accountants within the 24 months prior to December 31, 2000.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

DIRECTORS

     The following table provides information with respect to our Directors.

                                                                                                           A
                                                      PRINCIPAL OCCUPATION AND ALL POSITIONS            DIRECTOR
               NAME                   AGE                        WITH HEALTHSOUTH                        SINCE
----------------------------------   -----   -------------------------------------------------------   ---------
Richard M. Scrushy ...............    48     Chairman of the Board and Chief Executive Officer           1984
                                             and Director
Phillip C. Watkins, M.D. .........    59     Physician, Birmingham, Alabama,and Director                 1984
George H. Strong .................    74     Private Investor, Locust, New Jersey, and Director          1984
C. Sage Givens ...................    44     General Partner, Acacia Venture Partners and                1985
                                             Director
Charles W. Newhall III ...........    56     Partner, New Enterprise Associates Limited                  1985
                                             Partnerships, and Director
John S. Chamberlin ...............    72     Private Investor, Princeton, New Jersey, and Director       1993
Joel C. Gordon ...................    71     Private Investor, Nashville, Tennessee, Consultant to       1996
                                             HEALTHSOUTH and Director
Larry D. Striplin, Jr. ...........    71     Chairman and Chief Executive Officer,                       1999
                                             Nelson-Brantley Glass Contractors, Inc., and Director
William T. Owens .................    42     Executive Vice President and Chief Financial Officer        2000
                                             and Director

     Richard M. Scrushy, one of HEALTHSOUTH's management founders, has served as Chairman of the Board and Chief Executive Officer of HEALTHSOUTH since 1984, and also served as President of HEALTHSOUTH from 1984 until March 1995. From 1979 to 1984, Mr. Scrushy was with Lifemark Corporation, a publicly-owned healthcare corporation, serving in various operational and management positions. Mr. Scrushy was until February 2001 a director of CaremarkRx, Inc., a publicly-traded pharmacy benefits management company, for which he also served as Acting Chief Executive Officer from January 16 through March 18, 1998 and as Chairman of the Board from January 16 through December 1, 1998.

     Phillip C. Watkins, M.D., FACC, is and has been for more than five years in the private practice of medicine in Birmingham, Alabama. A graduate of The Medical College of Alabama, Dr. Watkins is a Diplomate of the American Board of Internal Medicine. He is also a Fellow of the American College of Cardiology and the Subspecialty Board of Cardiovascular Disease.

     George H. Strong retired as senior vice president and chief financial officer of Universal Health Services, Inc. in December 1984, a position he held for more than six years. Mr. Strong is a private investor and continued to act as a director of Universal Health Services, Inc., a publicly-traded hospital management corporation, until 1993. Mr. Strong is also a director of AmeriSource, Inc., a large drug wholesaler.

     C. Sage Givens is a founder and managing general partner of Acacia Venture Partners, a private venture capital fund. From 1983 to June 30, 1995, Ms. Givens was a general partner of First Century Partners, also a private venture capital fund. Ms. Givens managed the fund's healthcare investments. Ms. Givens also serves on the boards of directors of several privately-held healthcare companies.

     Charles W. Newhall III is a general partner and founder of New Enterprise Associates Limited Partnerships, Baltimore, Maryland, where he has been engaged in the venture capital business since 1978. Mr. Newhall is also a director of CaremarkRx, Inc.

     John S. Chamberlin retired in 1988 as president and chief operating officer of Avon Products, Inc., a position he had held since 1985. From 1976 until 1985, he served as chairman and chief executive officer of Lenox, Incorporated, after 22 years in various assignments for General Electric. From 1990 to 1991, he served as chairman and chief executive officer of New Jersey Publishing Co. Mr. Chamberlin is chairman of the board of WNS, Inc. He is a member of the Board of Trustees of the Medical Center at Princeton and is a trustee of the Woodrow Wilson National Fellowship Foundation.

     Joel C. Gordon served as Chairman of the Board of Directors of Surgical Care Affiliates, Inc. from its founding in 1982 until January 17, 1996, when SCA was acquired by HEALTHSOUTH. Mr. Gordon also served as Chief Executive Officer of SCA from 1987 until January 17, 1996. Mr. Gordon is a private investor and serves on the boards of directors of Genesco, Inc., an apparel manufacturer, and SunTrust Bank of Nashville, N.A.

     Larry D. Striplin, Jr. has been the Chairman and Chief Executive Officer of Nelson-Brantley Glass Contractors, Inc. and Chairman and Chief Executive Officer of Circle "S" Industries for more than five years. Mr. Striplin is a member of the boards of directors of Kulicke & Suffa Industries, Inc., a publicly traded manufacturer of electronic equipment and The Banc Corporation.

     William T. Owens, C.P.A., joined HEALTHSOUTH in March 1986 as Controller and was appointed Vice President and Controller in December 1986. He was appointed Group Vice President -- Finance and Controller, June 1992 and Senior Vice President -- Finance and Controller in February 1994 and Group Senior Vice President -- Finance and Controller in March 1998. In February 2000, he was named Executive Vice President and Chief Financial Officer, and in March 2001 he was named a Director. Prior to joining HEALTHSOUTH, Mr. Owens served as a certified public accountant on the audit staff of the Birmingham, Alabama office of Ernst & Whinney (now Ernst & Young LLP) from 1981 to 1986.

EXECUTIVE OFFICERS

     The following table provides information with respect to our executive officers.

                                                                                                    AN
                                                            ALL POSITIONS                         OFFICER
            NAME                AGE                        WITH HEALTHSOUTH                        SINCE
----------------------------   -----   -------------------------------------------------------   --------
Richard M. Scrushy .........    48     Chairman of the Board and Chief Executive Officer           1984
                                       and Director
Thomas W. Carman ...........    49     Executive Vice President -- Corporate Development           1985
William T. Owens ...........    42     Executive Vice President and Chief Financial Officer        1986
                                       and Director
William W. Horton ..........    41     Executive Vice President and Corporate Counsel and          1994
                                       Assistant Secretary
Robert E. Thomson ..........    53     President -- Inpatient Operations                           1987
Patrick A. Foster ..........    54     President -- Ambulatory Services -- West                    1994
Larry D. Taylor ............    42     President -- Ambulatory Services -- East                    1994
Brandon O. Hale ............    51     Senior Vice President -- Administration and Secretary       1987
Weston L. Smith ............    40     Senior Vice President -- Finance and Controller             1987
Malcolm E. McVay ...........    39     Senior Vice President -- Finance and Treasurer              1999

     Biographical information for Mr. Scrushy and Mr. Owens is set forth above under this Item, "Directors and Executive Officers -- Directors".

     Thomas W. Carman joined HEALTHSOUTH in 1985 as Regional Director -- Corporate Development, and now serves as Executive Vice President -- Corporate Development. From 1983 to 1985, Mr. Carman was director of development for Medical Care International. From 1981 to 1983, Mr. Carman was assistant administrator at the Children's Hospital of Birmingham, Alabama.

     William W. Horton joined HEALTHSOUTH in July 1994 as Group Vice President -- Legal Services and was named Senior Vice President and Corporate Counsel in May 1996 and Executive Vice President and Corporate Counsel in March 2001. From August 1986 through June 1994, Mr. Horton practiced corporate, securities and healthcare law with the Birmingham, Alabama-based firm now known as Haskell Slaughter & Young, L.L.C., where he served as Chairman of the Healthcare Practice Group.

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

     Larry D. Taylor joined HEALTHSOUTH in May 1987 as an outpatient rehabilitation facility administrator. He was subsequently named Area Manager in July 1989, Regional Vice President -- Outpatient Operations in October 1991, Group Vice President -- Outpatient Operations in July 1992, Senior Vice President -- Outpatient Operations in February 1994, and Senior Vice President -- Ambulatory Services -- East in September 1999. In July 2000, he became President -- Ambulatory Services -- East.

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

GENERAL

     Directors of HEALTHSOUTH hold office until the next Annual Meeting of Stockholders of HEALTHSOUTH and until their successors are elected and qualified. Executive officers are elected annually by, and serve at the discretion of the Board of Directors. There are no arrangements or understandings known to us between any of our Directors, nominees for Director or executive officers and any other person pursuant to which any of those persons was elected as a Director or an executive officer, except the Employment Agreement between HEALTHSOUTH and Richard M. Scrushy (see Item 11, "Executive Compensation -- Chief Executive Officer Employment Agreement"), and except that we initially agreed to appoint Mr.
Gordon  to  the  Board  of  Directors  in  connection  with  the  Surgical  Care
Affiliates merger. There are no family relationships between any Directors or executive officers of HEALTHSOUTH.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and Directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Executive officers, Directors and beneficial owners of more than 10% of HEALTHSOUTH's common stock are required by Securities and Exchange Commission regulations to furnish us with copies of all
Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to us, or written representations that no reports on Form 5 were required, we believe that for the period from January 1, 2000, through December 31, 2000, all of our executive officers, Directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except that Larry D. Striplin, Jr., an outside Director, failed to timely report the purchase of 5,000 shares of our common stock at $5.1875 per share on February 28, 2000. Mr. Striplin reported such purchase on Form 5 in February 2001.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION -- GENERAL

     The following table sets forth compensation paid or awarded to our Chief Executive Officer, as well as each of our other four most highly compensated executive officers and two former executive officers for whom disclosure would have been required had they been serving as executive officers at December 31, 2000, for all services rendered to HEALTHSOUTH and its subsidiaries in 1998, 1999 and 2000.

                          SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                                    ----------------------------------- ---------------------------------
                                                          BONUS/ANNUAL     STOCK          RESTRICTED              ALL
                                                            INCENTIVE      OPTION           STOCK             OTHER COM-
NAME AND CURRENT POSITION            YEAR      SALARY         AWARD        AWARDS           AWARDS           PENSATION(1)
----------------------------------- ------ ------------- -------------- ----------- --------------------- ------------------
Richard M. Scrushy                  1998    $2,777,829            --     1,500,000                --         $   72,352
Chairman of the Board               1999     1,634,031            --     1,050,000      $  1,293,750 (3)         54,145
and Chief Executive Officer(2)      2000     3,654,849            --       800,000                --             55,475

James P. Bennett                    1998    $  670,000            --       300,000                --         $   10,092
Formerly President and Chief        1999       589,058            --       275,000      $  1,293,750 (3)          4,350
Operating Officer                   2000       627,716            --       120,000                --              3,137

William T. Owens                    1998    $  311,539            --        62,500                --         $    7,378
Executive Vice President -          1999       272,944            --        55,000      $    970,313 (3)          2,643
and Chief Financial Officer         2000       386,510            --        75,000                --              1,908

P. Daryl Brown                      1998    $  386,212            --        75,000                --         $   10,981
Formerly President - Ambulatory     1999       336,920            --       125,000      $    970,313 (3)        205,001 (4)
Services - East                     2000       372,730            --        60,000                --              3,845

Robert E. Thomson                   1998    $  327,928            --       150,000                --         $   11,341
President - Inpatient Operations    1999       402,987            --       125,000      $    970,313 (3)          4,994
                                    2000       396,162            --        60,000                --              2,849

Thomas W. Carman                    1998    $  337,500            --        65,000                --         $    8,924
Executive Vice President -          1999       295,167            --        65,000      $    970,313 (3)          3,012
Corporate Development               2000       326,300       $50,000        20,000                --              2,270

Patrick A. Foster                   1998    $  248,770            --       120,000                --         $   10,679
President - Ambulatory Services -   1999       275,977            --       125,000      $    970,313 (3)          3,298
West                                2000       356,043            --        60,000                --              2,434

----------
(1) For the year ending December 31, 2000, this category includes (a) matching contributions under the HEALTHSOUTH Retirement Investment Plan of $1,020 for Mr. Scrushy, $1,575 for Mr. Bennett, $0 for Mr. Owens, $1,276 for Mr. Brown, $738 for Mr. Thomson, $1,050 for Mr. Carman and $1,260 for Mr. Foster; (b) awards under our Employee Stock Benefit Plan of $416 for Mr. Scrushy, $416 for Mr. Bennett, $416 for Mr. Owens, $416 for Mr. Brown, $416 for Mr. Thomson, $416 for Mr. Carman and $416 for Mr. Foster; and (c) split-dollar life insurance premiums paid of $54,039 with respect to Mr. Scrushy, $1,146 with respect to Mr. Bennett, $1,492 with respect to Mr. Owens, $2,153 with respect to Mr. Brown, $1,695 with respect to Mr.
    Thomson, $804 with respect to Mr. Carman, and $758 with respect to Mr. Foster. See this Item, "Executive Compensation -- Retirement Investment Plan" and "Executive Compensation -- Employee Stock Benefit Plan".

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

(3) The value of restricted stock awards in 1999 reflects the closing price of HEALTHSOUTH common stock at the date of the award. The value of these awards measured at December 31, 2000 was $1,631,250 for the awards to each of Messrs. Scrushy and Bennett (100,000 shares each) and $1,223,438 for the awards to each of Messrs. Owens, Brown, Thomson, Carman and Foster (75,000 shares each). The awards vest five years from the date of grant, except as otherwise provided in our 1998 Restricted Stock Plan. See this Item, "Executive Compensation - 1998 Restricted Stock Plan"

(4) Includes $200,000 withdrawn by Mr. Brown in 1999 from his deferred compensation account. See this Item, "Executive Compensation - Deferred Compensation Plan".

STOCK OPTION GRANTS IN 2000

                                                             INDIVIDUAL GRANTS
                               -----------------------------------------------------------------------------
                                               % OF TOTAL
                                                 OPTIONS
                                NUMBER OF      GRANTED TO       EXERCISE
                                 OPTIONS      EMPLOYEES IN       PRICE       EXPIRATION        GRANT DATE
NAME                             GRANTED       FISCAL YEAR     PER SHARE        DATE        PRESENT VALUE(1)
----------------------------   -----------   --------------   -----------   ------------   -----------------
Richard M. Scrushy .........     800,000           23.8%       $  4.875       2/28/10          $2,328,000

James P. Bennett ...........     120,000            3.6%          4.875       7/17/05             349,200

William T. Owens ...........      75,000            2.2%          4.875       2/28/10             218,250

P. Daryl Brown .............      60,000            1.8%          4.875       2/28/10             174,600

Robert E. Thomson ..........      60,000            1.8%          4.875       2/28/10             174,600

Thomas W. Carman ...........      20,000            0.6%          4.875       2/28/10              58,200

Patrick A. Foster ..........      60,000            1.8%          4.875       2/28/10             174,600

----------
(1) Based on the Black-Scholes option pricing model adapted for use in valuing executive stock options. The actual value, if any, an executive may realize will depend upon the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on arbitrary assumptions as to certain variables, including the following: (i) stock price volatility is assumed to be 71%;
    (ii) the risk-free rate of return is assumed to be 5.11%; (iii) dividend yield is assumed to be 0; and (iv) the time of exercise is assumed to be
    4.5 years from the date of grant.

STOCK OPTION EXERCISES IN 2000 AND OPTION VALUES AT DECEMBER 31, 2000

                                NUMBER                                                    VALUE OF UNEXERCISED
                              OF SHARES                NUMBER OF UNEXERCISED OPTIONS      IN-THE-MONEY OPTIONS
                               ACQUIRED                   AT DECEMBER 31, 2000(1)       AT DECEMBER 31, 2000(2)
                                  ON         VALUE     ----------------------------- ------------------------------
NAME                           EXERCISE     REALIZED    EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
---------------------------- ----------- ------------- ------------- --------------- --------------- --------------
Richard M. Scrushy .........        --            --    14,522,524         --         $121,200,649         --
James P. Bennett ...........   515,000    $4,254,550     1,490,000         --            4,531,562         --
William T. Owens ...........        --            --       512,500         --            2,128,125         --
P. Daryl Brown .............        --            --     1,100,000         --            7,505,200         --
Robert E. Thomson ..........        --            --       755,000         --            3,135,937         --
Thomas W. Carman ...........        --            --       850,000         --            6,174,962         --
Patrick A. Foster ..........        --            --       513,800         --            2,930,787         --

----------
(1) Does not reflect any options granted and/or exercised after December 31, 2000. The net effect of any such grants and exercises is reflected in the table appearing under Item 12, "Security Ownership of Certain Beneficial Owners and Management".

(2) Represents the difference between market price of HEALTHSOUTH common stock and the respective exercise prices of the options at December 31, 2000. Such amounts may not necessarily be realized. Actual values which may be realized, if any, upon any exercise of such options will be based on the market price of the common stock at the time of any such exercise and thus are dependent upon future performance of the common stock.

STOCK OPTION PLANS

     Set forth below is information concerning our various stock option plans at December 31, 2000. All share numbers and exercise prices have been adjusted as necessary to reflect previous stock splits.

1984 Incentive Stock Option Plan

     In 1984 we adopted the 1984 Incentive Stock Option Plan. Under this plan, our Board of Directors, which administered the plan, had discretion to grant to key employees of HEALTHSOUTH options to purchase shares of HEALTHSOUTH common stock at the fair market value attributed to shares of HEALTHSOUTH common stock on the date the option was granted or, in the case of a key employee who was also a beneficial holder of at least 10% of the total number of shares of HEALTHSOUTH common stock that were issued and outstanding at the time of the option grant, at 110% of such fair market value. The total number of shares of HEALTHSOUTH common stock covered by this plan was 4,800,000. The plan expired on February 28, 1994, in accordance with its terms. As of December 31, 2000, options granted under this plan to purchase 15,000 shares of HEALTHSOUTH common stock remained outstanding at an exercise price of $3.7825 per share. All of these outstanding options remain valid and in full force and must be held and exercised in accordance with the terms of the plan. All of the options granted must be exercised within ten years after they were granted and options granted under the plan terminate automatically within three months after termination of employment, unless such termination is by reason of death. In addition, the options may not be transferred, except pursuant to the terms of a valid will or applicable laws of descent and distribution, and in the event additional shares of HEALTHSOUTH common stock are issued they are protected from dilution.

1988 Non-Qualified Stock Option Plan

     In 1988 we adopted the 1998 Non-Qualified Stock Option Plan. Under this plan, the Audit and Compensation Committee of our Board of Directors, which administered the plan, had discretion to grant to the Directors, officers and other key employees of HEALTHSOUTH options to purchase shares of HEALTHSOUTH common stock at the fair market value attributed to shares of HEALTHSOUTH common stock on the date the option was granted. The total number of shares of HEALTHSOUTH common stock covered by this plan was 4,800,000. The plan expired on February 28, 1998, in accordance with its terms. As of December 31, 2000, options granted under this plan to purchase 7,300 shares of HEALTHSOUTH common stock remained outstanding at an exercise price of $16.25 per share. All of these outstanding options remain valid and in full force and must be held and exercised in accordance with the terms of the plan. All of the options must be exercised within ten years after they were granted. All of the options granted under this plan terminate automatically within three months after termination of association as a Director or of employment, unless such termination is by reason of death. In addition, the options may not be transferred, except pursuant to the terms of a valid will or applicable laws of descent and distribution, and in the event additional shares of HEALTHSOUTH common stock are issued they are protected from dilution.

1989, 1990, 1991, 1992, 1993, 1995 and 1997 Stock Option Plans

     In each of 1989,  1990,  1991,  1992,  1993, 1995 and 1997 we adopted stock option plans to provide incentives to our Directors, officers and other key employees. Under each of these plans, the Compensation Committee of our Board of Directors, which administers each of the plans, has the discretion to grant to our Directors, officers and other key employees incentive or non-qualified options to purchase shares of HEALTHSOUTH common stock at the fair market value attributed to shares of HEALTHSOUTH common stock on the date the option is granted. The table below sets forth information regarding each plan, including the total number of shares of HEALTHSOUTH common stock which may be purchased under each of the plans, the total number of additional shares of HEALTHSOUTH common stock which have been reserved for future use under each plan, the total number of shares of HEALTHSOUTH common stock which may be purchased under options which have been granted under each plan and which were outstanding on December 31, 2000 and the price or range of prices at which shares may be purchased if the options are exercised.

                    MAXIMUM NUMBER            NUMBER OF
                     OF SHARES OF       ADDITIONAL SHARES OF
                     HEALTHSOUTH             HEALTHSOUTH
                     COMMON STOCK           COMMON STOCK
    NAME OF      SUBJECT TO PURCHASE      RESERVED FOR USE
     PLAN           UNDER THE PLAN         UNDER THE PLAN
-------------- ----------------------- ----------------------
1989 Stock
 Option Plan            2,400,000              None
1990 Stock
 Option Plan            3,600,000              None
1991 Stock
 Option Plan           11,200,000              None
1992 Stock
 Option Plan            5,600,000              None
1993 Stock
 Option Plan            5,600,000              2,500
1995 Stock
 Option Plan           24,720,467 (1)      4,051,532
1997 Stock
 Option Plan            5,000,000             99,396


                                                                           DATE THE PLAN
                                                                         TERMINATED OR WILL
                                                                          TERMINATE UNLESS
                  NUMBER OF SHARES OF                                   OTHERWISE DETERMINED
                      HEALTHSOUTH                                         BY OUR BOARD OF
                     COMMON STOCK        PRICE OR RANGE OF PRICES    DIRECTORS OR IF ALL OF THE
                SUBJECT TO PURCHASE IF        AT WHICH SHARES          SHARES OF HEALTHSOUTH
                      ALL OPTIONS            MAY BE PURCHASED        COMMON STOCK RESERVED FOR
                    OUTSTANDING ON          SUBJECT TO OPTIONS      ISSUANCE UNDER THE PLAN HAVE
    NAME OF        DECEMBER 31, 2000            OUTSTANDING            BEEN PURCHASED DUE TO
     PLAN            ARE EXERCISED         ON DECEMBER 31, 2000       OPTIONS BEING EXERCISED
-------------- ------------------------ -------------------------- -----------------------------
1989 Stock
 Option Plan               51,572            $2.52 -- $8.375                   October 25, 1999
1990 Stock
 Option Plan              280,004           $3.7825 -- $8.375                  October 15, 2000
1991 Stock
 Option Plan            3,452,502           $3.7825 -- $16.25                     June 19, 2001
1992 Stock
 Option Plan            3,938,400          $3.7825 -- $23.625                     June 16, 2002
1993 Stock
 Option Plan            3,094,025           $3.375 -- $23.625                    April 19, 2003
1995 Stock
 Option Plan           17,782,745          $4.875 -- $28.0625                      June 5, 2005
1997 Stock
 Option Plan            3,658,554          $4.875 -- $28.0625                    April 30, 2007

----------
(1) At December 31, 2000; to be increased by 0.9% of the outstanding shares of HEALTHSOUTH common stock as of January 1 of each calendar year thereafter until the plan terminates.

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

1993 Consultants' Stock Option Plan

     In 1993 we adopted the 1993 Consultants' Stock Option Plan to provide incentives to non-employee consultants who provide significant services to us. Under this plan, our Board of Directors, which administers the plan, has the discretion to grant to these non-employee consultants options to purchase shares of HEALTHSOUTH common stock at prices to be determined by our Board of Directors or a committee of our Board of Directors to whom this discretion has been delegated. The plan will expire on February 25, 2003 unless terminated earlier at the discretion of our Board of Directors or as a result of all of the shares of HEALTHSOUTH common stock reserved under this plan having been purchased by the exercise of options granted under this plan. The total number of shares of HEALTHSOUTH common stock covered by this plan is 3,500,000. As of December 31, 2000, options granted under this plan to purchase 1,528,633 shares of HEALTHSOUTH common stock remained outstanding at exercise prices ranging from $3.375 to $28.00 per share, and 76,000 shares remain available for the grant of options under this plan. All of these options remain valid and in full force and must be held and exercised in accordance with the terms of the plan. All of these options must be exercised within ten years after they were granted, although they may be exercised at any time during this ten-year period. All of these options terminate automatically within three months after termination of association with us, unless such termination is by reason of death. In addition, the options may not be transferred, except pursuant to the terms of a valid will or applicable laws of descent and distribution, and in the event additional shares of HEALTHSOUTH common stock are issued the options are protected from dilution.

1999 Exchange Stock Option Plan

     In 1999, we adopted our 1999 Exchange Stock Option Plan (the "Exchange Plan") under which NQSOs could be granted, covering a maximum of 2,750,000 shares of common stock. The Exchange Plan was approved by our stockholders on May 20, 1999. The Exchange Plan was adopted after a protracted period of depression in the price of HEALTHSOUTH common stock and provided that HEALTHSOUTH employees (other than Directors and executive officers, who were eligible to participate) who held outstanding stock options with an exercise price equal to or greater than $16.00 could exchange such options for NQSOs issued under the Exchange Plan. Options granted under the Exchange Plan would have an exercise price equal to the closing price per share of our common stock on the New York Stock Exchange Composite Transactions Tape on May 20, 1999, would be deemed to have been granted on May 20, 1999, and would have durations and vesting restrictions identical to those affecting the options surrendered. Eligible options with an exercise price between $16.00 and $22.00 per share could be surrendered in exchange for an option under the Exchange Plan covering two shares of common stock for each three shares of common stock covered by the surrendered options, and eligible options having an exercise price of $22.00 per share or greater could be surrendered in exchange for an option under the Exchange Plan covering three shares of common stock for each four shares of common stock covered by the surrendered option. Each optionholder surrendering options was required to retain eligible options covering 10% of the aggregate number of shares covered by the options eligible for surrender. The Exchange Plan expired on September 30, 1999, at which time options covering 1,716,707 shares of common stock had been issued under the Exchange Plan at an exercise price of $13.3125 per share. Options covering 1,461,378 shares remained outstanding at December 31, 2000. Options granted under the Exchange Plan are nontransferable except by will or pursuant to the laws of descent and distribution (except for certain permitted transfers to family members or charities), are protected against dilution and expire within three months of termination of employment, unless such termination is by reason of death.

Other Stock Option Plans

     In connection with some of our major acquisitions, we assumed existing stock option plans of the acquired companies, and outstanding options to purchase stock of the acquired companies under such plans were converted into options to acquire common stock in accordance with the exchange ratios applicable to such mergers. At December 31, 2000, there were outstanding under these assumed plans options to purchase 711,321 shares of HEALTHSOUTH common stock at exercise prices ranging from $5.28 to $36.9718 per share. No additional options are being granted under any such assumed plans.

1998 RESTRICTED STOCK PLAN

     In 1998, we adopted the 1998 Restricted Stock Plan (the "Restricted Stock Plan"), covering a maximum of 3,000,000 shares of HEALTHSOUTH common stock. The Restricted Stock Plan, which is administered by the Compensation Committee of our Board of Directors, provides that executives and other key employees of HEALTHSOUTH and its subsidiaries may be granted restricted stock awards vesting over a period of not less than one year and no more than ten years, as determined by the Committee. The Restricted Stock Plan terminates on the earliest of (a) May 28, 2008, (b) the date on which awards covering all shares of common stock reserved for issuance thereunder have been granted and are fully vested thereunder, or (c) such earlier time as the Board of Directors may determine. Awards under the Restricted Stock Plan are nontransferable except by will or pursuant to the laws of descent and distribution (except for certain permitted transfers to family members), are protected against dilution and are forfeitable upon termination of a participant's employment to the extent not vested. On May 17, 1999, the Audit and Compensation Committee of the Board of Directors granted restricted stock awards covering 850,000 shares of HEALTHSOUTH common stock to various executive officers of HEALTHSOUTH. These shares vest in full upon the earliest to occur of (a) five years from the date of the award,
(b) a Change in Control (as defined) of HEALTHSOUTH, or (c) unless the Compensation Committee otherwise determines, upon the recipient's termination of employment by reason of death, disability or retirement. Awards covering 200,000 of such shares lapsed without vesting in 2000, and an award covering 100,000 shares vested upon the retirement of the recipient.

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

     Richard M. Scrushy, Chairman of the Board and Chief Executive Officer, William T. Owens, Executive Vice President and Chief Financial Officer, and
Brandon O. Hale, Senior Vice President -- Administration and Secretary of the Company, serve as Trustees of the ESOP, which is administered by HEALTHSOUTH.

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

1999 EXECUTIVE EQUITY LOAN PLAN

     In order to provide its executive officers and other key employees with additional incentive for future endeavor and to align the interests of our management and our stockholders by providing a mechanism to enhance ownership of HEALTHSOUTH common stock by executives and key employees, we adopted the 1999 Executive Equity Loan Plan (the "Loan Plan"), which was approved by our stockholders on May 20, 1999. Under the Loan Plan, the Compensation Committee of the Board of Directors may approve loans to executive and key employees of HEALTHSOUTH to be used for purchases of HEALTHSOUTH common stock. The maximum aggregate principal amount of loans outstanding under the Loan Plan may not exceed $50,000,000. Loans under the Loan Plan have a maturity date of seven years from the date of the loan, subject to acceleration and termination as provided in the Loan Plan. The maturity date may be extended for up to one additional year by the Audit and Compensation Committee, acting in its discretion. The unpaid principal balance of each loan bears interest at a rate equal to the effective interest rate on the average outstanding balance under HEALTHSOUTH's principal credit agreement for each calendar quarter, adjustable as of the end of each calendar quarter. Interest compounds annually. Each loan is secured by a pledge of all the shares of HEALTHSOUTH common stock purchased with the proceeds of the loan. The pledged shares may not be sold for one year after the date on which they were acquired. Thereafter, one-third of the aggregate number of shares may be sold during each of the second, third and fourth years after the date of acquisitions, with any unsold portion carrying forward from year to year. The proceeds from any such sale must be used to repay a corresponding percentage of the principal amount of the loan. In addition, HEALTHSOUTH may, but is not required to, repurchase the shares of a participant at such participant's original acquisition cost if the participant's employment is terminated, voluntarily or involuntarily or by reason of death or disability, within the first three years after the acquisition date, all as more fully described in the Loan Plan. Loans under the Loan Plan are made with full recourse, and each participant is required to repay all principal and accrued but unpaid interest upon the maturity of the loan, or its earlier acceleration or termination, irrespective of whether the participant has sold the underlying shares or whether the proceeds of such sale were sufficient to repay all principal and interest with respect to the loan. The Loan Plan terminates on the earlier of May 19, 2009 or such earlier time as the Board of Directors may determine.

     On September 10, 1999, loans aggregating $39,334,104 were made under the Loan Plan. Included in this amount were loans in the following amounts to then-serving executive officers:

                              NAME                                          PRINCIPAL AMOUNT
                              -----------------------------------------   -------------------
                                Richard M. Scrushy ....................    $  25,218,114.87
                                James P. Bennett ......................        5,043,622.97
                                Michael D. Martin .....................        1,513,086.89
                                P. Daryl Brown ........................        1,008,506.87
                                Robert E. Thomson .....................        1,008,506.87
                                Patrick A. Foster .....................        1,008,506.87
                                Malcolm E. McVay ......................          100,850.69
                                William W. Horton .....................           88,914.00

     The loans made to Messrs. Bennett and Martin were repaid in full in 2000. The loan made to Mr. McVay and one-third of the loan made to Mr. Foster were repaid in the first quarter of 2001.

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

CHIEF EXECUTIVE OFFICER EMPLOYMENT AGREEMENT

     We have an Amended and Restated Employment Agreement, dated April 1, 1998, with Richard M. Scrushy, under which Mr. Scrushy, a management founder, is employed as Chairman of the Board and Chief Executive Officer for a five-year term originally scheduled to expire on April 1, 2003. This term is automatically extended for an additional year on each April 1 unless the Agreement is terminated as provided therein. In addition, we have agreed to use our best efforts to cause Mr. Scrushy to be elected as a Director during the term of the Agreement. The Agreement provides for Mr. Scrushy to receive an annual base salary of at least $1,200,000, as well as an "Annual Target Bonus" equal to at least $2,400,000, based upon our success in meeting certain monthly and annual performance standards determined by the Compensation Committee of the Board of Directors. Mr. Scrushy's base salary for 2001 has been set at $1,500,000. The Annual Target Bonus is earned at the rate of $200,000 per month if the monthly performance standards are met, provided that if any monthly performance standards are not met but the annual performance standards are met, Mr. Scrushy will be entitled to any payments which were withheld as a result of failure to meet the monthly performance standards. The Agreement further provides that Mr. Scrushy is eligible for participation in all other management bonus or incentive plans and stock option, stock purchase or equity-based incentive compensation plans in which other senior executives of HEALTHSOUTH are eligible to participate. Under the Agreement, Mr. Scrushy is entitled to receive long-term disability insurance coverage, a non-qualified retirement plan providing for annual retirement benefits equal to 60% of his base compensation, use of a company-owned automobile, certain personal security services, and various other retirement, insurance and fringe benefits, as well as to generally participate in all employee benefit programs we maintain.

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

OTHER EXECUTIVE EMPLOYMENT AGREEMENTS

     We also have Employment Agreements, dated April 1, 1998, with Thomas W. Carman, Executive Vice President -- Corporate Development, Robert E. Thomson, President -- Inpatient Operations, and Patrick A. Foster, President -- Ambulatory Services -- West, under which each of these persons is employed in these capacities for a three-year term originally scheduled to expire on April 1, 2001. Such terms are automatically extended for an additional year on each April 1 unless the Agreements are terminated in accordance with their terms. The Agreements currently provide for the payment of an annual base salary of $360,000 to Mr. Carman, $450,000 to Mr. Thomson, and $450,000 to Mr. Foster. The Agreements further provide that each of these officers is eligible for participation in all management bonus or incentive plans and stock option, stock purchase or equity-based incentive compensation plans in which other senior executives of HEALTHSOUTH are eligible to participate, and provide for various specified fringe benefits.

     If the Agreements are terminated by HEALTHSOUTH other than for Cause (as defined), Disability (as defined) or death, we are required to continue the officers' base salary in effect for a period of one year after termination, as severance compensation. In addition, in the event of a voluntary termination of employment by the officer within six months after a Change in Control (as defined), we are also required to continue the officer's salary for the same period. The Agreements restrict the officers from engaging in activities competitive with our business during their employment with HEALTHSOUTH and for any period during which the officer is receiving severance compensation, unless such termination occurs after a Change in Control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of HEALTHSOUTH common stock as of March 26, 2001, (a) by each person who is known by us to own beneficially more than 5% of our common stock, (b) by each of our Directors, (c) by our five most highly compensated executive officers, (d) by two former executive officers who would have been among our five most highly compensated executive officers had they held such positions at December 31, 2000 and (e) by all executive officers and Directors as a group.

                                                                                                     PERCENTAGE
                               NAME AND                                      NUMBER OF SHARES            OF
                           ADDRESS OF OWNER                               BENEFICIALLY OWNED(1)     COMMON STOCK
----------------------------------------------------------------------   -----------------------   -------------
Richard M. Scrushy ...................................................          20,704,955 (2)          5.11%
John S. Chamberlin ...................................................             382,000 (3)             *
C. Sage Givens .......................................................             445,100 (4)             *
Charles W. Newhall III ...............................................             805,846 (5)             *
George H. Strong .....................................................             540,665 (6)             *
Phillip C. Watkins, M.D. .............................................             694,154 (7)             *
William T. Owens .....................................................             887,500 (8)             *
Joel C. Gordon .......................................................           1,961,868 (9)             *
Robert E. Thomson ....................................................           1,176,637 (10)            *
Larry D. Striplin, Jr. ...............................................             125,000 (11)            *
Thomas W. Carman .....................................................           1,075,000 (12)            *
Patrick A. Foster ....................................................             802,837 (13)            *
James P. Bennett .....................................................           1,570,500 (14)            *
P. Daryl Brown .......................................................           1,574,873 (15)            *
FMR Corp. ............................................................          37,727,785 (16)         9.69%
 82 Devonshire Street
 Boston, Massachusetts 02109
All Executive Officers and Directors as a Group (17 persons) .........          31,486,089 (17)         7.63%

----------
(1) The persons named in the table have sole voting and investment power with respect to all shares of HEALTHSOUTH common stock shown as beneficially owned by them, except as otherwise indicated.

(2) Includes 9,000 shares held by trusts for Mr. Scrushy's children, 31,000 shares held by a charitable foundation of which Mr. Scrushy is an officer and director and 15,522,524 shares subject to currently exercisable stock options.

(3)  Includes 250,000 shares subject to currently exercisable stock options.

(4) Includes 2,100 shares owned by Ms. Givens's spouse and 410,000 shares subject to currently exercisable stock options.

(5) Includes 460 shares owned by members of Mr. Newhall's immediate family, and 685,000 shares subject to currently exercisable stock options. Mr. Newhall disclaims beneficial ownership of the shares owned by his family members, except to the extent of his pecuniary interest therein.

(6) Includes 220,665 shares owned by trusts of which Mr. Strong is a trustee and claims shared voting and investment power and 300,000 shares subject to currently exercisable stock options.

(7)  Includes 547,500 shares subject to currently exercisable stock options.

(8)  Includes 812,500 shares subject to currently exercisable stock options.

(9) Includes 127,396 shares owned by Mr. Gordon's spouse and 484,520 shares subject to currently exercisable stock options.

(10) Includes 855,000 shares subject to currently exercisable stock options.

(11) Includes 60,000 shares subject to currently exercisable stock options.

(12) Includes 900,000 shares subject to currently exercisable stock options.

(13) Includes 613,800 shares subject to currently exercisable stock options.

(14) Includes 1,490,000 shares subject to currently exercisable stock options.

(15) Includes 1,100,000 shares subject to currently exercisable stock options.

(16) Shares held by various investment funds for which affiliates of FMR Corp. act as investment advisor. FMR Corp. or its affiliates claim sole power to vote 936,510 shares and sole power to dispose of all of the shares.

(17) Includes 23,119,857 shares subject to currently exercisable stock options held by executive officers and Directors.

* Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In December 1999, we acquired 6,390,583 shares of Series A Convertible Preferred Stock of MedCenterDirect.com, inc., a development-stage healthcare e-procurement company, in a private placement for a purchase price of $0.3458 per share. Various persons affiliated or associated with us, including various of our Directors and executive officers, also purchased shares in the private placement. Under a Stockholders Agreement, we and the other holders of Series A Convertible Preferred Stock, substantially all of whom may be deemed to be our affiliates or associates, have the right to elect 50% of the directors of MedCenterDirect.com. During 2000, we purchased $74,587,873 in goods, supplies and related services through MedCenterDirect.com on terms we believe to be no less favorable than those we could have obtained from an unrelated vendor. During 2001, we expect to enter into a definitive long-term exclusive agreement under which MedCenterDirect.com will be our exclusive e-procurement vendor of medical products and supplies. We expect that the terms of such agreement will be no less favorable than those we could obtain from an unrelated vendor.

     At times, we have made loans to executive officers to assist them in meeting various financial obligations or for other purposes. At December 31, 2000, a loan in the principal amount of $476,000 was outstanding to William T. Owens, Executive Vice President and Chief Financial Officer and a Director of the Corporation. This loan bears interest at the rate of 1 1/4% per annum below the prime rate of AmSouth Bank of Alabama, Birmingham, Alabama, and is payable on demand. See Item 11, "Executive Compensation -- 1999 Executive Equity Loan Plan", for information concerning loans to executive officers to purchase HEALTHSOUTH common stock.

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

(b) Reports on Form 8-K.

     HEALTHSOUTH filed no Current Reports on Form 8-K during the three months ended December 31, 2000.

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

(4)-1     Subordinated Indenture, dated March 20, 1998, between HEALTHSOUTH Corporation and The
          Bank of Nova Scotia Trust Company of New York, as Trustee,  filed as Exhibit (4)-2 to
          HEALTHSOUTH's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1997,
          is hereby incorporated by reference.

(4)-2     Officer's  Certificate  pursuant  to  Sections  2.3  and  11.5  of  the  Subordinated
          Indenture, dated March 20, 1998, between HEALTHSOUTH Corporation and The Bank of Nova
          Scotia  Trust  Company of New York,  as  Trustee,  relating  to  HEALTHSOUTH's  3.25%
          Convertible Subordinated Debentures due 2003, filed as Exhibit (4)-3 to HEALTHSOUTH's
          Annual  Report on Form 10-K for the Fiscal Year Ended  December 31,  1997,  is hereby incorporated by reference.

(4)-3     Indenture,  dated  June 22,  1998,  between  HEALTHSOUTH  Corporation  and PNC  Bank,
          National  Association,  as Trustee,  filed as Exhibit 4.1 to HEALTHSOUTH's  Quarterly
          Report on Form 10-Q for the Three Months Ended June 30, 1998, is hereby  incorporated by reference.

(4)-4     Form of Officer's  Certificate  pursuant to Sections  2.3 and 11.5 of the  Indenture, dated  June  22,  1998,  between  HEALTHSOUTH  Corporation  and  PNC  Bank,  National
          Association,  as Trustee,  relating to HEALTHSOUTH's 6.875% Senior Notes due 2005 and
          7.0% Senior  Notes due 2008,  filed as Exhibit  (4)-6 to  HEALTHSOUTH's  Registration
          Statement  on Form S-4  (Registration  No.  333-61485),  is  hereby  incorporated  by reference.

(4)-5     Indenture,  dated September 25, 2000, between HEALTHSOUTH Corporation and The Bank of
          New York, as Trustee, filed as Exhibit (4)-1 to HEALTHSOUTH's  Registration Statement
          on Form S-4 (Registration No. 333-49636), is hereby incorporated by reference.

(4)-6     Indenture,  dated February 1, 2001, between  HEALTHSOUTH  Corporation and The Bank of
          New York, as Trustee.

(4)-7     Registration Rights Agreement,  dated February 1, 2001, among HEALTHSOUTH Corporation and UBS Warburg LLC,  Deutsche Banc Alex.  Brown Inc, Chase  Securities  Inc.,  First
          Union  Securities,  Inc., and Scotia Capital (USA) Inc.,  relating to HEALTHSOUTH's 8
          1/2% Senior Notes due 2008.

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

(10)-10   Employment  Agreement,  dated  April 1, 1998,  between  HEALTHSOUTH  Corporation  and
          Richard M. Scrushy,  filed as Exhibit (10)-10 to HEALTHSOUTH's  Annual Report on Form
          10-K for the  Fiscal  Year  Ended  December  31,  1999,  is  hereby  incorporated  by reference.

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

(10)-53   Employment  Agreement,  dated  April 1, 1998,  between  HEALTHSOUTH  Corporation  and
          Anthony J. Tanner,  filed as Exhibit (10)-53 to  HEALTHSOUTH's  Annual Report on Form
          10-K for the  Fiscal  Year  Ended  December  31,  1999,  is  hereby  incorporated  by reference.

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

(10)-56   Lease  Agreement,  dated October 31, 2000,  between  First  Security  Bank,  National
          Association,  as Owner Trustee under the  HEALTHSOUTH  Corporation  Trust 2000-1,  as
          Lessor, and HEALTHSOUTH Corporation, as Lessee.

(10)-57   Participation  Agreement,  October 31, 2000, among HEALTHSOUTH Corporation as Lessee,
          First Security Bank,  National  Association,  as Owner Trustee under the  HEALTHSOUTH
          Corporation  Trust  2000-1,  the Holders and the Lenders  Party  Thereto From Time to
          Time, The Chase  Manhattan  Bank,  UBS Warburg LLC,  Deutsche Bank  Securities  Inc.,
          Deutsche Bank AG, New York Branch and UBS AG, Stamford Branch.

(10)-58   Credit Agreement among  HEALTHSOUTH  Corporation,  UBS AG, Stamford Branch,  Deutsche
          Bank AG, the Lenders Party Thereto and the Industrial Bank of Japan,  Limited,  dated
          October 31, 2000.

(10)-59   1999 Exchange  Stock Option Plan,  filed as Exhibit 3 to  HEALTHSOUTH's  Registration
          Statement  on Form S-8  (Registration  No.  333-80073),  is  hereby  incorporated  by reference.

(10)-60   1999 Executive  Equity Loan Plan,  filed as Exhibit (10)-60 to  HEALTHSOUTH's  Annual
          Report  on Form  10-K  for the  Fiscal  Year  Ended  December  31,  1999,  is  hereby incorporated by reference.

(21)      Subsidiaries of HEALTHSOUTH Corporation.

(23)      Consent of Ernst & Young LLP.

(d) Financial Statement Schedules.

     Schedule II:     Valuation and Qualifying Accounts

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                 COLUMN A                     COLUMN B                   COLUMN C                      COLUMN D        COLUMN E
------------------------------------------ -------------- --------------------------------------- ----------------- --------------
                                             BALANCE AT    ADDITIONS CHARGED   ADDITIONS CHARGED
                                            BEGINNING OF      TO COSTS AND     TO OTHER ACCOUNTS      DEDUCTIONS      BALANCE AT
                DESCRIPTION                    PERIOD           EXPENSES            DESCRIBE           DESCRIBE      END OF PERIOD
------------------------------------------ -------------- ------------------- ------------------- ----------------- --------------
                                                                               (IN THOUSANDS)
Year ended December 31, 1998:
 Allowance for doubtful accounts .........    $127,572          $112,202          $  18,524(1)       $  114,609(2)     $143,689
                                              ========          ========          ===========        ============      ========
Year ended December 31, 1999:
 Allowance for doubtful accounts .........    $143,689          $342,708          $  16,314(1)       $  199,097(2)     $303,614
                                              ========          ========          ===========        ============      ========
Year ended December 31, 2000:
 Allowance for doubtful accounts .........    $303,614          $ 98,037          $   6,961(1)       $  178,182(2)     $230,430
                                              ========          ========          ===========        ============      ========

----------
(1) Allowances of acquisitions in years 1998, 1999 and 2000, respectively.

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

                                        Date: March 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




         SIGNATURE                             CAPACITY                         DATE
---------------------------   -----------------------------------------   ---------------
  RICHARD M. SCRUSHY                  Chairman of the Board               March 29, 2001
-----------------------            and Chief Executive Officer
  Richard M. Scrushy                      and Director

    WILLIAM T. OWENS                 Executive Vice President             March 29, 2001
-----------------------       and Chief Financial Officer and Director
    William T. Owens

    WESTON L. SMITH                 Senior Vice President-Finance         March 29, 2001
-----------------------         and Controller (Principal Accounting
    Weston L. Smith                           Officer)

    C. SAGE GIVENS                            Director                    March 29, 2001
-----------------------
    C. Sage Givens

 CHARLES W. NEWHALL III                       Director                    March 29, 2001
-----------------------
 Charles W. Newhall III

   GEORGE H. STRONG                           Director                    March 29, 2001
-----------------------
   George H. Strong

  PHILLIP C. WATKINS                          Director                    March 29, 2001
-----------------------
  Phillip C. Watkins

   JOHN S. CHAMBERLIN                         Director                    March 29, 2001
-----------------------
   John S. Chamberlin

    JOEL C. GORDON                            Director                    March 29, 2001
-----------------------
    Joel C. Gordon

 LARRY D. STRIPLIN, JR.                       Director                    March 29, 2001
-----------------------
 Larry D. Striplin, Jr.