Form 10-Q
period 2001-03-31
HEALTHSOUTH CORP
filed 2001-05-15
CIK 785161

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001; or

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

                                YES [X]   NO [_]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                         Outstanding at May 9, 2001
-----------------------                               --------------------------
COMMON STOCK, PAR VALUE                                    389,662,185 SHARES
    $.01 PER SHARE

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I -- FINANCIAL INFORMATION

                                                                                                       Page
                                                                                                       ----
Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 2001 (Unaudited)                                        3
         and December 31, 2000

         Consolidated Statements of Income (Unaudited) -- Three Months
         Ended March 31, 2001 and 2000                                                                   5

         Consolidated Statements of Cash Flows (Unaudited) -- Three Months
         Ended March 31, 2001 and 2000                                                                   6

         Notes to Consolidated Financial Statements (Unaudited) -- Three Months
         Ended March 31, 2001 and 2000                                                                   8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                            12

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                                              17

Item 2.  Changes in Securities                                                                          18

Item 6.  Exhibits and Reports on Form 8-K                                                               18

PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                             MARCH 31,           DECEMBER 31,
                                                                                               2001                  2000
                                                                                            -----------          ------------
                                                                                            (Unaudited)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                               $  181,677           $  180,317
     Other marketable securities                                                                  1,362                   90
     Accounts receivable                                                                        967,880              946,965
     Inventories, prepaid expenses and
         other current assets                                                                   324,252              303,746
                                                                                             ----------           ----------
                                               TOTAL CURRENT ASSETS                           1,475,171            1,431,118

OTHER ASSETS                                                                                    240,694              230,898

PROPERTY, PLANT AND EQUIPMENT--NET                                                            2,904,934            2,871,763

INTANGIBLE ASSETS--NET                                                                        2,832,210            2,846,661
                                                                                             ----------           ----------

TOTAL ASSETS                                                                                 $7,453,009           $7,380,440
                                                                                             ==========           ==========

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                                                   MARCH 31,            DECEMBER 31,
                                                                                                     2001                  2000
                                                                                                  -----------           -----------
                                                                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                             $    32,404           $    78,762
     Salaries and wages payable                                                                        81,051                87,730
     Deferred income taxes                                                                              9,612                 4,227
     Accrued interest payable and other liabilities                                                   123,704               168,970
     Current portion of long-term debt                                                                 26,466                43,225
                                                                                                  -----------           -----------
                                          TOTAL CURRENT LIABILITIES                                   273,237               382,914

LONG-TERM DEBT                                                                                      3,227,228             3,168,604

DEFERRED INCOME TAXES                                                                                 188,180               160,365

DEFERRED REVENUE AND OTHER LONG-TERM LIABILITIES                                                        6,862                 4,126

MINORITY INTERESTS--LIMITED PARTNERSHIPS                                                              142,671               137,977

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.10 par value--1,500,000
         shares authorized; issued and outstanding--
         none                                                                                              --                    --
     Common Stock, $.01 par value--600,000,000
         shares authorized; 427,242,000 and 426,031,000
         shares issued at March 31, 2001 and
         December 31, 2000, respectively                                                                4,272                 4,260
     Additional paid-in capital                                                                     2,618,586             2,610,442
     Accumulated other comprehensive income                                                             8,757                 7,074
     Retained earnings                                                                              1,300,261             1,224,950
     Treasury stock                                                                                  (280,524)             (280,524)
     Receivable from Employee Stock Ownership Plan                                                     (2,699)               (5,415)
     Notes receivable from stockholders, officers
         and management employees                                                                     (33,822)              (34,333)
                                                                                                  -----------           -----------

                                         TOTAL STOCKHOLDERS' EQUITY                                 3,614,831             3,526,454
                                                                                                  -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $ 7,453,009           $ 7,380,440
                                                                                                  ===========           ===========


See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED - IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                                      THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                             --------------------------------------
                                                                                                 2001                       2000
                                                                                             -----------                -----------
Revenues                                                                                     $ 1,090,462                $ 1,021,335

Operating unit expenses                                                                          736,045                    693,993
Corporate general and administrative expenses                                                     32,654                     34,021
Provision for doubtful accounts                                                                   24,383                     23,256
Depreciation and amortization                                                                     91,219                     89,655
Interest expense                                                                                  59,420                     49,560
Interest income                                                                                   (2,721)                    (2,835)
                                                                                             -----------                -----------
                                                                                                 941,000                    887,650
                                                                                             -----------                -----------
     Income before income taxes and
          minority interests                                                                     149,462                    133,685
Provision for income taxes                                                                        49,170                     42,651
                                                                                             -----------                -----------
     Income before minority interests                                                            100,292                     91,034
Minority interests                                                                               (24,981)                   (25,708)
                                                                                             -----------                -----------

     Net income                                                                              $    75,311                $    65,326
                                                                                             ===========                ===========



Weighted average common shares outstanding                                                       388,143                    385,644
                                                                                             ===========                ===========


Net income per common share                                                                  $      0.19                $      0.17
                                                                                             ===========                ===========

Weighted average common shares
     outstanding -- assuming dilution                                                            398,456                    389,019
                                                                                             ===========                ===========

Net income per common share --
     assuming dilution                                                                       $      0.19                $      0.17
                                                                                             ===========                ===========


See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                                                           THREE MONTHS ENDED
                                                                                                                 MARCH 31,
                                                                                                         --------------------------
                                                                                                           2001             2000
                                                                                                         ---------        ---------
OPERATING ACTIVITIES
    Net income                                                                                           $  75,311        $  65,326
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                                                       91,219           89,655
        Provision for doubtful accounts                                                                     24,383           23,256
        Issuance of restricted stock grants                                                                    492               --
        Variable stock option appreciation                                                                  (4,507)              --
        Income applicable to minority interests of
           limited partnerships                                                                             24,981           25,708
        Provision for deferred income taxes                                                                 33,200               --
        Changes in operating assets and liabilities, net of
           effects of acquisitions:
              Accounts receivable                                                                          (45,263)         (38,485)
              Inventories, prepaid expenses and other current
                 assets                                                                                    (20,473)         (24,784)
              Accounts payable and accrued expenses                                                        (99,147)         (63,624)
                                                                                                         ---------        ---------
                                                                 NET CASH PROVIDED BY
                                                                 OPERATING ACTIVITIES                       80,196           77,052
INVESTING ACTIVITIES
    Purchases of property, plant and equipment                                                             (95,528)         (90,052)
    Proceeds from sale of property, plant and equipment                                                        992              217
    Additions to intangible assets, net of effects of
      acquisitions                                                                                         (11,097)          (1,728)
    Assets obtained through acquisitions, net of liabilities
      assumed                                                                                               (2,539)         (13,189)
    Increases in other assets                                                                              (10,788)         (11,798)
    Proceeds received on sale of other marketable
      securities                                                                                                --            1,359
    Investments in other marketable securities                                                              (1,272)             (67)
                                                                                                         ---------        ---------

                                                                     NET CASH USED IN
                                                                 INVESTING ACTIVITIES                     (120,232)        (115,258)

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           (UNAUDITED - IN THOUSANDS)


                                                                                                           THREE MONTHS ENDED
                                                                                                                 MARCH 31,
                                                                                                         --------------------------
                                                                                                           2001             2000
                                                                                                         ---------        ---------
FINANCING ACTIVITIES
    Proceeds from borrowings                                                                             $ 580,000        $ 327,000
    Principal payments on long-term debt                                                                  (535,398)        (256,249)
    Proceeds from exercise of options                                                                       12,171              413
    Purchase of treasury stock                                                                                  --           (2,019)
    Reduction in receivable from Employee Stock
      Ownership Plan                                                                                         2,716               --
    Decrease in loans to stockholders, officers and
      management employees                                                                                     511               --
    Proceeds from investment by minority interests                                                           3,576              126
    Purchase of limited partnership units                                                                   (7,060)          (3,343)
    Payment of cash distributions to limited partners                                                      (16,803)         (19,274)
    Foreign currency translation adjustment                                                                  1,683              478
                                                                                                         ---------        ---------

                                                                 NET CASH PROVIDED BY
                                                                 FINANCING ACTIVITIES                       41,396           47,132
                                                                                                         ---------        ---------

                                                                 INCREASE IN CASH AND
                                                                     CASH EQUIVALENTS                        1,360            8,926

    Cash and cash equivalents at beginning of period                                                       180,317          129,400
                                                                                                         ---------        ---------

                                                            CASH AND CASH EQUIVALENTS
                                                                     AT END OF PERIOD                    $ 181,677        $ 138,326
                                                                                                         =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the year for:
      Interest                                                                                           $  34,213        $  32,372
      Income taxes                                                                                           4,480            5,884

See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


NOTE 1  --  The  accompanying  consolidated  financial  statements  include  the accounts of HEALTHSOUTH Corporation (the "Company") and its subsidiaries. This information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. It is management's opinion that the accompanying consolidated financial statements reflect all adjustments (which are normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of the results for the interim period and the comparable period presented.

NOTE 2  --  The Company has a $1,750,000,000 revolving credit facility with Bank of America, N.A. ("Bank of America") and other participating banks (the "1998 Credit Agreement"). Interest on the 1998 Credit Agreement is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. The Company is required to pay a fee based on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on June 22, 2003. The Company has provided a negative pledge on all assets under the 1998 Credit Agreement. At March 31, 2001, the effective interest rate associated with the 1998 Credit Agreement was approximately 6.53%.

            The Company also had a Short Term Credit Agreement with Bank of America and other participating banks (as amended, the "Short Term Credit Agreement"), providing for a $250,000,000 short term revolving credit facility. The terms of the Short Term Credit Agreement were substantially consistent with those of the 1998 Credit Agreement. Interest on the Short Term Credit Agreement was paid based on LIBOR plus a predetermined margin or a base rate. The Company was required to pay a fee on the unused portion of the credit facility ranging from 0.30% to 0.50%, depending on certain defined ratios. On October 31, 2000, the Company terminated the Short Term Credit Agreement and replaced it with a new $400,000,000 Credit Agreement (the "2000 Credit Agreement") with UBS AG and other participating banks. Interest on the 2000 Credit Agreement is paid based on LIBOR plus a predetermined margin or a base rate. The Company is required to pay a fee on the unused portion of the credit facility ranging from 0.25% to 0.50%, depending on certain defined ratios. The principal amount is payable in full in eight quarterly installments ending on June 22, 2003. At March 31, 2001, there were no amounts outstanding under the 2000 Credit Agreement.

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

            On February 1, 2001, the Company issued $375,000,000 in 8-1/2% Senior Notes due 2008 (the "8-1/2% Notes"). Interest is payable on February 1 and August 1. The 8-1/2% Notes are unsecured, unsubordinated obligations of the Company. The net proceeds from the issuance of the 8-1/2% Notes were used to pay down indebtedness outstanding under the Company's credit facilities. The 8-1/2% Notes mature on February 1, 2008.

         At March 31, 2001, and December 31, 2000, long-term debt consisted of the following:

                                                                                          March 31,          December 31,
                                                                                            2001                 2000
                                                                                         ----------           ----------
                                                                                                 (In thousands)
            Advances under a $1,750,000,000 credit
                 agreement with banks                                                    $1,354,000           $1,655,000
            3.25% Convertible Subordinated Debentures
                 due 2003                                                                   567,750              567,750
            6.875% Senior Notes due 2005                                                    250,000              250,000
            7.0% Senior Notes due 2008                                                      250,000              250,000
            10-3/4% Senior Subordinated Notes due 2008                                      350,000              350,000
            8-1/2% Senior Notes due 2008                                                    375,000                   --
            Other long-term debt                                                            106,944              139,079
                                                                                         ----------           ----------
                                                                                          3,253,694            3,211,829
            Less amounts due within one year                                                 26,466               43,225
                                                                                         ----------           ----------
                                                                                         $3,227,228           $3,168,604
                                                                                         ==========           ==========


NOTE 3  --  During the first  three  months of 2001,  the Company  acquired  two outpatient rehabilitation facilities and one outpatient surgery center. The total purchase price of these acquired facilities was approximately $2,539,000. The Company also entered into non-compete agreements totaling approximately $470,000 in connection with these transactions.

            The cost in excess of the acquired facilities' net asset value was approximately $3,045,000. The results of operations (not material individually or in the aggregate) of these acquisitions are included in the consolidated financial statements from their respective acquisition dates.

NOTE 4  --  During  1998,  the Company  recorded  impairment  and  restructuring
            charges   related  to  the  Company's   decision  to  close  certain
            facilities that did not fit with the Company's strategic vision, underperforming facilities and facilities not located in target markets (the "Fourth Quarter 1998 Charge"). As of May 7, 2001, approximately 97% of the locations identified in the Fourth Quarter 1998 Charge had been closed.

            Details of the impairment and restructuring charge activity for the first quarter of 2001 are as follows:

                                                                                       Activity
                                                                                       --------
                                                                 Balance at       Cash          Non-Cash      Balance at
                 Description                                      12/31/00      Payments       Impairments     03/31/01
            ------------------------------------------------------------------------------------------------------------
                                                                             (In thousands)
            Fourth Quarter 1998 Charge:

                 Lease abandonment costs                           $21,113        $ 2,718        $     --        $18,395
                                                                   -----------------------------------------------------

            Total Fourth Quarter 1998 Charge                       $21,113        $ 2,718        $     --        $18,395
                                                                   =====================================================

            The remaining balance at March 31, 2001 is included in accrued interest payable and other liabilities in the accompanying balance sheet.

NOTE 5  --  The Company has adopted the  provisions  of  Statement  of Financial
            Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires the utilization of a "management approach" to define and report the financial results of operating segments. The management approach defines operating segments along the lines used by management to assess performance and make operating and resource allocation decisions. Late in the third quarter of 1999, the Company eliminated its separate divisional management for its outpatient lines of business, and reorganized its management under the following divisions: (1) Outpatient Services - East, (2) Outpatient Services - West and (3) Inpatient and Other Clinical Services. The inpatient and other clinical services segment includes the operations of inpatient rehabilitation facilities and medical centers, as well as the operations of certain physician practices and other clinical services which are managerially aligned with inpatient services. The management of outpatient rehabilitation facilities (including occupational medicine centers), outpatient surgery centers and outpatient diagnostic centers was realigned from their respective divisions to either the East or West outpatient services division. The Company operates in three segments, which correspond to these divisions.

            Operating results and other financial data are presented for the principal operating segments as follows:

                                                                                              Three Months Ended
                                                                                                    March 31,
                                                                                            2001                 2000
                                                                                         ----------           ----------
                                                                                                  (In thousands)
            Revenues:
                Inpatient and other clinical services                                    $   492,038        $   473,683
                Outpatient services - West                                                   296,725            279,057
                Outpatient services - East                                                   294,025            265,327
                                                                                         -----------        -----------
                                                                                           1,082,788          1,018,067
                Unallocated corporate office                                                   7,674              3,268
                                                                                         -----------        -----------
            Consolidated revenues                                                        $ 1,090,462        $ 1,021,335
                                                                                         ===========        ===========

                 Income before income taxes and minority interests:

                     Inpatient and other clinical services                               $    99,179        $    96,069
                     Outpatient services - West                                               57,687             52,972
                     Outpatient services - East                                               67,925             61,718
                                                                                         -----------        -----------
                                                                                             224,791            210,759
                     Unallocated corporate office                                            (75,329)           (77,074)
                                                                                         -----------        -----------
                 Consolidated income before income taxes
                 and minority interests                                                  $   149,462        $   133,685
                                                                                         ===========        ===========

NOTE 6  --  During  the  first  three  months  of  2001,  the  Company   granted
            nonqualified stock options to certain Directors, employees and others for 4,159,000 shares of Common Stock at exercise prices ranging from $13.875 to $15.4375 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         HEALTHSOUTH provides outpatient and rehabilitative healthcare services through our inpatient and outpatient rehabilitation facilities, surgery centers, diagnostic centers and medical centers. We have expanded our operations through the acquisition or opening of new facilities and satellite locations and by enhancing our existing operations. As of March 31, 2001, we had approximately 2,018 locations in 50 states, Puerto Rico, the United Kingdom, Australia and Canada, including 1,417 outpatient rehabilitation locations, 124 inpatient rehabilitation facilities, five medical centers, 219 surgery centers, 142 diagnostic centers and 111 occupational medicine centers.

         Our revenues include net patient service revenues and other operating revenues. Net patient service revenues are reported at estimated net realizable amounts from patients, insurance companies, third-party payors (primarily
Medicare and Medicaid) and others for services rendered. Revenues from third-party payors also include estimated retroactive adjustments under reimbursement agreements which are subject to final review and settlement by appropriate authorities. We determine allowances for doubtful accounts and contractual adjustments based on the specific agings and payor classifications at each facility, and contractual adjustments based on historical experience and the terms of payor contracts. Net accounts receivable includes only those amounts we estimate to be collectible.

         In 1998, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires an enterprise to report operating segments based upon the way its operations are managed. This approach defines operating segments along the lines used by management to assess performance and make operating and resource allocation decisions. Based on our management and reporting structure, segment information has been presented for (1) inpatient and other clinical services, (2) outpatient services - East and (3) outpatient services - West. The inpatient and other clinical services segment includes the operations of our inpatient rehabilitation facilities and medical centers, as well as the operations of certain physician practices and other clinical services which are managerially aligned with our inpatient services. The outpatient services segments (East and West) include the operations of our outpatient rehabilitation facilities (including occupational medicine centers), outpatient surgery centers and outpatient diagnostic centers.

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

         In many cases, we operate more than one site within a market. In such markets, there is customarily an outpatient center or inpatient facility with associated satellite outpatient locations. For purposes of the following discussion and analysis, same store outpatient rehabilitation operations are measured on locations within markets in which similar operations existed at the end of the period and include the operations of additional outpatient rehabilitation ocations opened within the same market. New store outpatient rehabilitation operations are measured on locations within new markets. Same store operations in our other business lines are measured based on specific locations. We may, from time to time, close or consolidate similar locations in multi-site markets to obtain efficiencies and respond to changes in demand.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2001

         Our operations generated revenues of $1,090,462,000 for the quarter ended March 31, 2001, an increase of $69,127,000, or 6.8%, as compared to the same period in 2000. The increase in revenues is primarily attributable to increases in patient volume. Same store revenues for the quarter ended March 31, 2001 were $1,066,522,000, an increase of $52,830,000, or 5.2%, as compared to the same period in 2000, excluding facilities in operation in 2000 but no longer in operation in 2001. New store revenues were $23,940,000. Revenues generated from patients under the Medicare and Medicaid programs respectively accounted for 30.5% and 2.5% of revenue for the first quarter of 2001, compared to 30.0% and 2.3% for the same period in 2000. Revenues from any other single third-party payor were not significant in relation to our revenues. During the first quarter of 2001, same store outpatient visits, inpatient days, surgical cases and diagnostic cases increased 0.1%, 2.9%, 4.4% and 6.9%, respectively. Revenue per outpatient visit, inpatient day, surgical case and diagnostic case for same store operations increased (decreased) by 2.2%, 0.9%, (1.4)% and 3.4%, respectively.

         Operating expenses (expenses excluding corporate general and administrative expenses, provision for doubtful accounts, depreciation and amortization and interest expense) were $736,045,000, or 67.5% of revenues, for the quarter ended March 31, 2001, compared to 67.9% of revenues for the first quarter of 2000. Same store operating expenses were $719,842,000, or 67.5% of comparable revenue. New store operating expenses were $16,203,000, or 67.7% of comparable revenue. Corporate general and administrative expenses decreased from $34,021,000 during the 2000 quarter to $32,654,000 during the 2001 quarter. The provision for doubtful accounts was $24,383,000, or 2.2% of revenues, for the first quarter of 2001, compared to $23,256,000, or 2.3% of revenues, for the same period in 2000. Management believes that the allowance for doubtful accounts generated by this provision is adequate to cover any uncollectible revenues.

         Depreciation and amortization expense was $91,219,000 for the quarter ended March 31, 2001, compared to $89,655,000 for the same period in 2000. The increase was primarily attributable to our investment in additional assets. Interest expense was $59,420,000 for the quarter ended March 31, 2001, compared to $49,560,000 for the quarter ended March 31, 2000. The increase is primarily attributable to the increases in effective interest rates. For the first quarter of 2001, interest income was $2,721,000, compared to $2,835,000 for the first quarter of 2000.

         Income before income taxes and minority interests for the first quarter of 2001 was $149,462,000, compared to $133,685,000 for the same period in 2000.
Minority interests decreased income before income taxes by $24,981,000 for the quarter ended March 31, 2001, compared to decreasing income before income taxes by $25,708,000 for the first quarter of 2000. The provision for income taxes for the first quarter of 2001 was $49,170,000, compared to $42,651,000 for the same period in 2000. The effective tax rate was 39.5% for the quarters ended March 31, 2001 and 2000. Net income for the first quarter of 2001 was $75,311,000, compared to $65,326,000 for the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, we had working capital of $1,201,934,000, including cash and marketable securities of $183,039,000. Working capital at December 31, 2000, was $1,048,204,000, including cash and marketable securities of $180,407,000. For the first three months of 2001, cash provided by operating activities was $80,196,000, compared to $77,052,000 for the same period in 2000. The increase is primarily attributable to the increase in net income. Additions to property, plant and equipment and acquisitions accounted for $95,528,000 and $2,539,000, respectively, during the first three months of 2001. Those same investing activities accounted for $90,052,000 and $13,189,000, respectively, in the same period in 2000. Financing activities provided $41,396,000 and provided $47,132,000 during the first three months of 2001 and 2000, respectively. Net borrowing proceeds (borrowing less principal reductions) for the first three months of 2001 and 2000 were $44,602,000 and $70,751,000, respectively.

         Net accounts receivable were $967,880,000 at March 31, 2001, compared to $946,965,000 at December 31, 2000. The number of days of average quarterly revenues in ending receivables at March 31, 2001, was 79.9, compared to 80.9 days of average quarterly revenues in ending receivables at December 31, 2000. The concentration of net accounts receivable from patients, third-party payors, insurance companies and others at March 31, 2001, is consistent with the related concentration of revenues for the period then ended.

         We have a $1,750,000,000 revolving credit facility with Bank of America, N.A. ("Bank of America") and other participating banks (the "1998 Credit Agreement"). Interest on the 1998 Credit Agreement is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. We are required to pay a fee based on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on June 22, 2003. We have provided a negative pledge on all assets under the 1998 Credit Agreement. The effective interest rate on the average outstanding balance under the 1998 Credit Agreement was 6.89% for the three months ended March 31, 2001, compared to the average prime rate of 8.62% during the same period. At March 31, 2001, we had drawn $1,354,000,000 under the 1998 Credit Agreement.

         On October 31, 2000, we entered into a new $400,000,000 Credit Agreement (the "2000 Credit Agreement") with UBS AG and other participating banks, replacing our previous Short Term Credit Agreement with Bank of America, N.A. and other participating banks. Interest on the 2000 Credit Agreement is paid based on LIBOR plus a predetermined margin or a base rate. We are required to pay a fee on the unused portion of the credit facility ranging from 0.25% to 0.50%, depending on certain defined ratios. The principal amount is payable in eight quarterly installments ending on June 22, 2003. At March 31, 2001, there were no amounts outstanding under the 2000 Credit Agreement.

         On February 1, 2001, we issued $375,000,000 in 8-1/2% Senior Notes due 2008 (the "8-1/2% Notes"). Interest is payable on February 1 and August 1. The 8-1/2% Notes are unsecured, unsubordinated obligations of HEALTHSOUTH. The net proceeds from the issuance of the 8-1/2% Notes were used to pay down indebtedness under our credit facilities. The 8-1/2% Notes mature on February 1, 2008.

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

         After the end of the quarter, we closed on the sale of substantially all of our occupational medicine centers. The proceeds of this sale will be used towards debt retirement.

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

         Our investment in marketable securities was $1,362,000 at March 31, 2001, which represents less than 1% of total assets at that date. These securities are generally short-term, highly liquid instruments and, accordingly, their fair value approximates cost. Earnings on investments in marketable securities are not significant to our results of operations, and therefore any changes in interest rates would have a minimal impact on future pre-tax earnings.

         As described below, a significant portion of our long-term indebtedness is subject to variable rates of interest, generally equal to LIBOR plus a predetermined percentage. In October 2000, we entered into three short-term interest rate swap arrangements intended to hedge our exposure to rising interest rates in the capital markets. Two of these arrangements have a notional amount of $240,000,000 and one has a notional amount of $175,000,000. These mature six months and twelve months, respectively, from the date of the original transaction. The notional amounts are used to measure interest to be paid or received and do not represent an amount of exposure to credit loss. In each of these arrangements, we pay the counterparty a fixed rate of interest on the notional amount, and the counterparty pays us a variable rate of interest equal to the 90-day LIBOR rate. The variable rate paid to us by the counterparty on the six-month maturities and the twelve-month maturity are reset once and three times, respectively, during the term of the swaps. Thus, these interest rate swaps have the effect of fixing the interest rates on an aggregate of $655,000,000 of our variable-rate debt through their maturity dates. The arrangements matured or will mature at various date in April 2001 and November 2001. We would be exposed to credit losses if the counterparties did not perform their obligations under the swap arrangements; however, the counterparties are major commercial banks whom we believe to be creditworthy, and we expect them to fully satisfy their obligations. At March 31, 2001, the weighted average interest rate we were obligated to pay under these interest rate swaps was 6.70%, and the weighted average interest rate we received was 5.51%.

         With respect to our interest-bearing liabilities, approximately $1,354,000,000 in long-term debt at March 31, 2001 is subject to variable rates of interest, while the remaining balance in long-term debt of $1,899,694,000 is subject to fixed rates of interest, prior to giving effect to the interest rate swaps described above (see Note 2 of "Notes to Consolidated Financial Statements" for further description). This compares to $1,655,000,000 in long-term debt subject to variable rates of interest and $1,556,829,000 in long-term debt subject to fixed rates of interest at December 31, 2000. The fair value of our total long-term debt, based on discounted cash flow analyses, approximates its carrying value at March 31, 2001 and December 31, 2000 except for the 3.25% Convertible Debentures, 6.875% Senior Notes, 7.0% Senior Notes and 10-3/4% Notes. The fair value of the 3.25% Convertible Debentures was approximately $508,136,000 and $503,765,000 at March 31, 2001 and December 31, 2000, respectively. The fair value of the 6.875% Senior Notes due 2005 was approximately $240,813,000 and $252,025,000 at March 31, 2001 and December 31, 2000, respectively. The fair value of the 7% Senior Notes due 2008 was approximately $230,413,000 and $225,125,000 at March 31, 2001 and December 31, 2000, respectively. The fair value of the 10-3/4% Notes due 2008 was approximately $372,313,000 and $366,625,000 at March 31, 2001 and December 31, 2000, respectively. Based on a hypothetical 1% increase in interest rates, the potential losses in future annual pre-tax earnings would be approximately $13,540,000. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined considering the impact of the hypothetical interest rates on our borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

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

PART II -- OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         We were served with various lawsuits filed beginning September 30, 1998 purporting to be class actions under the federal and Alabama securities laws. These lawsuits were filed following a decline in our stock price at the end of the third quarter of 1998. Seven such suits were filed in the United States District Court for the Northern District of Alabama. In January 1999, those suits were ordered to be consolidated under the case style In re HEALTHSOUTH Corporation Securities Litigation, Master File No. CV98-O-2634-S. On April 12, 1999, the plaintiffs filed a consolidated amended complaint against HEALTHSOUTH and certain of our current and former officers and directors alleging that, during the period April 24, 1997 through September 30, 1998, the defendants misrepresented or failed to disclose certain material facts concerning our business and financial condition and the impact of the Balanced Budget Act of 1997 on our operations in order to artificially inflate the price of our common stock and issued or sold shares of such stock during the purported class period, all allegedly in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Certain of the named plaintiffs in the consolidated amended complaint also purport to represent separate subclasses consisting of former stockholders of Horizon/CMS Healthcare Corporation and National Surgery Centers, Inc. who received shares of HEALTHSOUTH common stock in connection with our acquisition of those entities and assert additional claims under Section 11 of the Securities Act of 1933 with respect to the registration of securities issued in those acquisitions.

         Another suit, Peter J. Petrunya v. HEALTHSOUTH Corporation, et al., Civil Action No. 98-05931, was filed in the Circuit Court for Jefferson County, Alabama, alleging that during the period July 16, 1996 through September 30, 1998 the defendants misrepresented or failed to disclose certain material facts concerning the Company's business and financial condition, allegedly in violation of Sections 8-6-17 and 8-6-19 of the Alabama Securities Act. The Petrunya complaint was voluntarily dismissed by the plaintiff without prejudice in January 1999. Additionally, a suit styled Dennis Family Trust v. Richard M. Scrushy, et al., Civil Action No. 98-06592, has been filed in the Circuit Court for Jefferson County, Alabama, purportedly as a derivative action on behalf of HEALTHSOUTH. That suit largely replicates the allegations originally set forth in the individual complaints filed in the federal actions described in the preceding paragraph and alleges that our then-current directors, certain of our former directors and certain of our officers breached their fiduciary duties to HEALTHSOUTH and engaged in other allegedly tortious conduct. The plaintiff in that case has forborne pursuing its claim thus far pending further developments in the federal action, and the defendants have not yet been required to file a responsive pleading in the case.

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

Item 2.  CHANGES IN SECURITIES.

(c)      Recent Sales of Unregistered Securities

         We had no unregistered sales of equity securities during the three months ended March 31, 2001.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

                  11.  Computation of Income Per Share (unaudited)

(b)      Reports on Form 8-K

                  During the three months ended March 31, 2001, we filed

                  (1) a Current Report on form 8-K dated January 10, 2001, furnishing under Item 9 the text of slides currently being used in investor and analyst presentations by our management; and

                  (2) a Current Report on form 8-K dated March 14, 2001, furnishing under Item 9 the text of slides currently being used in investor and analyst presentations by our management.

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

                                           HEALTHSOUTH CORPORATION
                                           -----------------------
                                                (Registrant)


Date:  May 15, 2001                          RICHARD M. SCRUSHY
                                         ----------------------------
                                             Richard M. Scrushy
                                          Chairman of the Board and
                                           Chief Executive Officer

Date: May 15, 2001                            WILLIAM T. OWENS
                                         ----------------------------
                                              William T. Owens
                                         Executive Vice President and
                                            Chief Financial Officer