Form 10-Q
period 2001-06-30
HEALTHSOUTH CORP
filed 2001-08-10
CIK 785161

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


    Quarterly report pursuant to Section 13 or 15(d) of the Securities
[x] Exchange Act of 1934 for the quarterly period ended June 30, 2001; or



    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
[ ] Act of 1934 for the transition period from ____________ to _____________.


Commission File Number 1-10315
                       -------


                             HEALTHSOUTH Corporation
               ------------------------------------------------------
               (Exact Name of Registrant as Specified in its Charter)



               Delaware                                     63-0860407
     -------------------------------                    ------------------
     (State or Other Jurisdiction of                     (I.R.S. Employer
      Incorporation or Organization)                    Identification No.)


   One HealthSouth Parkway, Birmingham, Alabama                 35243
-----------------------------------------------               ---------
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

                              YES   X      NO
                                  -----       -----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                        Outstanding at August 8, 2001
       -----------------------             --------------------------------
       Common Stock, par value                  391,295,817 shares
            $.01 per share

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                                      INDEX



PART I -- FINANCIAL INFORMATION

                                                                                             Page
                                                                                             ----
Item 1.  Financial Statements

         Consolidated Balance Sheets -- June 30, 2001 (Unaudited)                              3
         and December 31, 2000

         Consolidated Statements of Operations (Unaudited) -- Three Months and Six
         Months Ended June 30, 2001 and 2000                                                   5

         Consolidated Statements of Cash Flows (Unaudited) -- Six Months
         Ended June 30, 2001 and 2000                                                          6

         Notes to Consolidated Financial Statements (Unaudited) -- Three Months
         And Six Months Ended June 30, 2001 and 2000                                           8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                  13

PART II -- OTHER INFORMATION                                                                  19

Item 1.  Legal Proceedings                                                                    19

Item 2.  Changes in Securities                                                                20

Item 4.  Submission of Matters to a Vote of Security Holders                                  20

Item 6.  Exhibits and Reports on Form 8-K                                                     20



PART I -- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                    JUNE 30,       DECEMBER 31,
                                                      2001             2000
                                                 ------------      ------------
                                                  (UNAUDITED)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                      $    190,312      $   180,317
  Other marketable securities                           1,377               90
  Accounts receivable--net                            916,435          946,965
  Inventories, prepaid expenses and
    other current assets                              334,239          303,746
                                                 ------------      ------------

                          TOTAL CURRENT ASSETS      1,442,363        1,431,118

OTHER ASSETS                                          253,982          230,898

PROPERTY, PLANT AND EQUIPMENT--NET                  2,797,992        2,871,763

INTANGIBLE ASSETS--NET                              2,759,429        2,846,661
                                                 ------------      ------------
TOTAL ASSETS                                     $  7,253,766      $ 7,380,440
                                                 ============      ============

PART I -- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)


                                                    JUNE 30,       DECEMBER 31,
                                                      2001             2000
                                                 ------------      ------------
                                                   (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $     29,610        $  78,762
  Salaries and wages payable                           54,974           87,730
  Accrued interest payable and other liabilities       88,117          168,970
  Deferred income taxes                                 9,999            4,227
  Current portion of long-term debt                    24,902           43,225
                                                 ------------      ------------
                     TOTAL CURRENT LIABILITIES        207,602          382,914

LONG-TERM DEBT                                      3,076,337        3,168,604

DEFERRED INCOME TAXES                                 189,316          160,365

DEFERRED REVENUE AND OTHER LONG-TERM LIABILITIES        8,121            4,126

MINORITY INTERESTS--LIMITED PARTNERSHIPS              158,248          137,977

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.10 par value--1,500,000
    shares authorized; issued and outstanding--
    none                                                    -                -
  Common Stock, $.01 par value--600,000,000
    shares authorized; 427,973,000 and 426,031,000
    shares issued at June 30, 2001 and
    December 31, 2000, respectively                     4,280            4,260
  Additional paid-in capital                        2,630,057        2,610,442
  Accumulated other comprehensive income               13,002            7,074
  Retained earnings                                 1,283,823        1,224,950
  Treasury stock                                     (280,524)        (280,524)
  Receivable from Employee Stock Ownership Plan        (2,699)          (5,415)
  Notes receivable from stockholders, officers
    and management employees                          (33,797)         (34,333)
                                                 ------------      ------------
                    TOTAL STOCKHOLDERS' EQUITY      3,614,142        3,526,454
                                                 ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  7,253,766      $ 7,380,440
                                                 ============      ============


See accompanying notes.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
             (UNAUDITED - IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                           THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                JUNE 30,                                  JUNE 30,
                                                    ----------------------------------       -----------------------------------
                                                        2001                2000                  2001                2000
                                                    --------------      --------------       ---------------      --------------

Revenues                                          $     1,098,989     $     1,036,322       $     2,189,451     $     2,057,658

Operating unit expenses                                   722,705             700,462             1,458,750           1,394,454
Corporate general and administrative expenses              51,214              35,706                83,868              69,727
Provision for doubtful accounts                            34,858              24,256                59,241              47,512
Depreciation and amortization                              93,223              90,286               184,442             179,941
Impairment of unamortized loan fee costs                    6,475                  --                 6,475                  --
Loss on sale of assets                                    139,883                  --               139,883                  --
Interest expense                                           55,247              52,059               114,667             101,619
Interest income                                            (1,591)             (2,102)               (4,312)             (4,936)
                                                    --------------      --------------       ---------------      --------------
                                                        1,102,014             900,667             2,043,014           1,788,317
                                                    --------------      --------------       ---------------      --------------
     (Loss) income before income taxes
          and minority interests                           (3,025)            135,655               146,437             269,341
(Benefit) provision for income taxes                       (7,636)             42,577                41,534              85,229
                                                    --------------      --------------       ---------------      --------------
     Income before minority interests                       4,611              93,078               104,903             184,112
Minority interests                                        (24,558)            (27,865)              (49,539)            (53,573)
                                                    --------------      --------------       ---------------      --------------

     Net (loss) income                            $       (19,947)     $       65,213       $        55,364     $       130,539
                                                    ==============      ==============       ===============      ==============



Weighted average common shares outstanding                388,665             385,404               388,463             385,524
                                                    ==============      ==============       ===============      ==============


Net (loss) income per common share                $         (0.05)     $         0.17       $          0.14     $          0.34
                                                    ==============      ==============       ===============      ==============

Weighted average common shares
     outstanding -- assuming dilution                     388,665             390,376               397,993             389,705
                                                    ==============      ==============       ===============      ==============

Net (loss) income per common share --
     assuming dilution                              $       (0.05)      $        0.17        $         0.14      $         0.33
                                                    ==============      ==============       ===============      ==============


See accompanying notes.

                        HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED - IN THOUSANDS)

                                                                                             SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                    ----------------------------------
                                                                                         2001               2000
                                                                                    ---------------    ---------------
OPERATING ACTIVITIES
    Net income                                                                           $  55,364         $ 130,539
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                                      184,442           179,941
        Provision for doubtful accounts                                                     59,241            47,512
        Issuance of restricted stock grants                                                    990                --
        Variable stock option appreciation                                                   1,330                --
        Income applicable to minority interests of
           limited partnerships                                                             49,539            53,573
        Net loss on sale of facilities                                                     139,883                --
        Impairment charges                                                                   6,475                --
        Provision (benefit) for deferred income taxes                                       31,638             (9,747)
        Changes in operating assets and liabilities, net of effects of acquisitions:
              Accounts receivable                                                          (54,286)           (62,245)
              Inventories, prepaid expenses and other current assets                       (48,056)           (44,079)
              Accounts payable and accrued expenses                                       (187,823)            (7,943)
                                                                                         ---------          ---------

                                                NET CASH PROVIDED BY
                                                OPERATING ACTIVITIES                       238,737            287,551
INVESTING ACTIVITIES
    Purchases of property, plant and equipment                                            (172,462)          (245,792)
    Additions to intangible assets, net of effects of
      acquisitions                                                                         (22,672)           (17,261)
    Assets obtained through acquisitions, net of liabilities
      assumed                                                                               (5,031)           (62,148)
    Proceeds from sale of assets held for sale                                               5,052                400
    Proceeds from sale of facilities                                                        97,767                  -
    Changes in other assets                                                                (20,477)           (26,834)
    Proceeds received on sale of other marketable securities                                    --              2,342
    Investments in other marketable securities                                              (1,287)                --
                                                                                         ---------          ---------

                                                      NET CASH USED IN
                                                   INVESTING ACTIVITIES                   (119,110)          (349,293)


                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                         (UNAUDITED - IN THOUSANDS)


                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                    ----------------------------------
                                                                                         2001               2000
                                                                                    ---------------    ---------------
FINANCING ACTIVITIES
    Proceeds from borrowings                                                             $ 794,000          $ 797,000
    Principal payments on long-term debt                                                  (898,982)          (654,905)
    Proceeds from exercise of options                                                       17,282              1,106
    Purchase of treasury stock                                                                   -             (2,019)
    Reduction in receivable from Employee Stock Ownership Plan                               2,716              2,483
    Decrease (increase) in loans to stockholders                                               536             (1,309)
    Proceeds from investment by minority interests                                          16,222              9,773
    Purchase of limited partnership units                                                   (6,130)           (12,147)
    Payment of cash distributions to limited partners                                      (36,480)           (36,683)
    Foreign currency translation adjustment                                                  1,204                  -
                                                                                         ---------          ---------

                                      NET CASH (USED IN) PROVIDED BY
                                             FINANCING ACTIVITIES                         (109,632)           103,299
                                                                                         ---------          ---------

                                            INCREASE  IN CASH AND
                                                 CASH EQUIVALENTS                            9,995             41,557

    Cash and cash equivalents at beginning of period                                       180,317            129,400
                                                                                         ---------          ---------

                                             CASH AND CASH EQUIVALENTS
                                                   AT END OF PERIOD                      $ 190,312          $ 170,957
                                                                                         =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
      Interest                                                                          $  113,140          $ 115,718
      Income taxes                                                                          27,434             39,321


See accompanying notes.

                 HEALTHSOUTH CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


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

NOTE 2 --       The Company has a $1,750,000,000 revolving credit
                facility with Bank of America, N.A. ("Bank of America") and other participating banks (the "1998 Credit Agreement").
                Interest on the 1998 Credit Agreement is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. The Company is required to pay a fee based on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on June
                22, 2003. The Company has provided a negative pledge on all assets under the 1998 Credit Agreement. At June 30, 2001, the effective interest rate associated with the 1998 Credit
                Agreement was approximately 4.86%.

                The Company also had a Short Term Credit Agreement with Bank of America and other participating banks (as amended, the "Short Term Credit Agreement"), providing for a $250,000,000 short term revolving credit facility. The terms of the Short Term Credit Agreement were substantially consistent with those of the 1998 Credit Agreement. Interest on the Short Term Credit Agreement was paid based on LIBOR plus a predetermined margin or a base rate. The Company was required to pay a fee on the unused portion of the credit facility ranging from 0.30% to 0.50%, depending on certain defined ratios. On October 31, 2000, the Company terminated the Short Term Credit Agreement and replaced it with a new $400,000,000 Credit Agreement (the "2000 Credit Agreement") with UBS AG and other participating banks. At June 30, 2001, there were no amounts outstanding under the 2000 Credit Agreement. The 2000 Credit Agreement has been terminated by the Company. During the second quarter of 2001, the Company recorded an impairment charge of $6,475,000 related to the write-off of unamortized loan fees associated with the termination of the 2000 Credit Agreement.

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

                 HEALTHSOUTH CORPORATION AND SUBSIDIARIES

          THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


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

                In October 2000, the Company entered into two six-month and one twelve-month interest rate swap arrangements with notional amounts of $240,000,000, $240,000,000 and $175,000,000 each. The swaps expired or will expire on various dates in April 2001 and November 2001. These arrangements have the effect of converting a portion of the Company's variable rate debt to a fixed rate. The arrangements did not have a material effect on the Company's operations.

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

                 HEALTHSOUTH CORPORATION AND SUBSIDIARIES

          THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000




                At June 30, 2001, and December 31, 2000, long-term debt consisted of the following:

                                                                          June 30,          December 31,
                                                                            2001                2000
                                                                      -----------------   -----------------
                                                                                 (In thousands)
                Advances under a $1,750,000,000 credit
                       agreement with banks                                $ 1,205,000         $ 1,655,000
                3.25% Convertible Subordinated Debentures
                     due 2003                                                  567,750             567,750
                6.875% Senior Notes due 2005                                   250,000             250,000
                7.0% Senior Notes due 2008                                     250,000             250,000
                10-3/4% Senior Subordinated Notes due 2008                     350,000             350,000
                8-1/2% Senior Notes due 2008                                   375,000                   -
                Other long-term debt                                           103,489             139,079
                                                                      -----------------   -----------------
                                                                             3,101,239           3,211,829
                Less amounts due within one year                                24,902              43,225
                                                                      -----------------   -----------------
                                                                           $ 3,076,337         $ 3,168,604
                                                                      =================   =================


NOTE 3 --       During the first six months of 2001, the Company acquired two outpatient rehabilitation facilities, one outpatient surgery center and one outpatient diagnostic center. The total purchase price of these acquired facilities was approximately $5,032,000.
                The Company also entered into non-compete agreements totaling approximately $750,000 in connection with these transactions.

                The cost in excess of the acquired facilities' net asset value was approximately $4,935,000. The results of operations (not material individually or in the aggregate) of these acquisitions are included in the consolidated financial statements from their respective acquisition dates.

                In separate transactions during the second quarter of 2001, the Company sold substantially all of its occupational medicine operations and the assets of its Richmond, Virginia medical center. The transactions yielded cash proceeds of approximately $97,767,000, which the Company used to pay down existing indebtedness.

NOTE 4 --       During 1998, the Company recorded impairment and restructuring charges related to the Company's decision to close certain facilities that did not fit with the Company's strategic vision, underperforming facilities and facilities not located in target markets (the "Fourth Quarter 1998 Charge"). As of July 26, 2001, approximately 98% of the locations identified in the Fourth
                Quarter 1998 Charge had been closed.

                Details of the impairment and restructuring charge activity through the second quarter of 2001 are as follows: Activity


                                                                        Activity
                                                                        --------
                Description                          Balance at      Cash        Non-Cash       Balance at
                                                      12/31/00      Payments     Impairments      06/30/01
                --------------------------------------------------------------------------------------------
                                                                              (In thousands)
                Fourth Quarter 1998 Charge:

                   Lease abandonment costs          $   21,113   $   4,828   $           -   $   16,285
                                                  ---------------------------------------------------------

                Total Fourth Quarter 1998 Charge    $   21,113   $   4,828   $           -   $   16,285
                                                  =========================================================


                 HEALTHSOUTH CORPORATION AND SUBSIDIARIES

          THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000




                The remaining balance at June 30, 2001 is included in accrued interest payable and other liabilities in the accompanying balance sheet.

NOTE 5 --       The Company has adopted the provisions of Statement of Financial
                Accounting Standards ("SFAS") No. 131, "Disclosures about
                Segments of an Enterprise and Related Information". SFAS 131 requires the utilization of a "management approach" to define and report the financial results of operating segments. The management approach defines operating segments along the lines used by management to assess performance and make operating and resource allocation decisions. Late in the third quarter of 1999, the Company eliminated its separate divisional management for its outpatient lines of business, and reorganized its management under the following divisions: (1) Outpatient
                Services -East, (2) Outpatient Services - West and (3) Inpatient and Other Clinical Services. The inpatient and other clinical services segment includes the operations of inpatient rehabilitation facilities and medical centers, as well as the operations of certain physician practices and other clinical services which are managerially aligned with inpatient services.
                The management of outpatient rehabilitation facilities
                (including occupational medicine centers), outpatient surgery centers and outpatient diagnostic centers was realigned from their respective divisions to either the East or West outpatient services division. The Company operates in three segments, which correspond to these divisions.

                Operating results and other financial data are presented for the principal operating segments as follows:


                                                                               Three Months Ended
                                                                                     June 30,
                                                                            2001                 2000
                                                                      -----------------    -----------------
                                                                                 (In thousands)
                 Revenues:
                   Inpatient and other clinical services                     $ 517,476            $ 470,851
                   Outpatient services - West                                  279,063              284,522
                   Outpatient services - East                                  297,720              275,342
                                                                      -----------------    -----------------
                                                                             1,094,259            1,030,715
                   Unallocated corporate office                                  4,730                5,607
                                                                      -----------------    -----------------
                 Consolidated revenues                                      $1,098,989           $1,036,322
                                                                      =================    =================

                 Income before income taxes and minority interests
                 (excluding loss on sale of assets):
                   Inpatient and other clinical services                      $ 96,464           $   93,245
                   Outpatient services - West                                   67,456               58,908
                   Outpatient services - East                                   78,181               66,007
                                                                      -----------------    -----------------
                                                                               242,101              218,160
                   Unallocated corporate office                               (105,243)             (82,505)
                                                                      -----------------    -----------------
                 Consolidated  income  before  income  taxes  and
                 minority  interests  (excluding  loss on sale of
                 assets)                                                       136,858              135,655
                   Loss on sale of assets                                     (139,883)                   -
                                                                      ----------------- -- -----------------
                 Consolidated   (loss)  income  before income taxes
                 and  minority interests                                      $ (3,025)           $ 135,655
                                                                      =================    =================

                 HEALTHSOUTH CORPORATION AND SUBSIDIARIES

          THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000




                                                                                Six Months Ended
                                                                                     June 30,
                                                                            2001                 2000
                                                                      -----------------    -----------------
                                                                                 (In thousands)
                 Revenues:
                   Inpatient and other clinical services                   $ 1,006,318           $  943,377
                   Outpatient services - West                                  575,367              563,111
                   Outpatient services - East                                  595,362              542,294
                                                                      -----------------    -----------------
                                                                             2,177,047            2,048,782
                   Unallocated corporate office                                 12,404                8,876
                                                                       -----------------    -----------------
                 Consolidated revenues                                     $ 2,189,451           $2,057,658
                                                                      =================    =================

                 Income before income taxes and minority interests
                 (excluding loss on sale of assets):
                   Inpatient and other clinical services                     $ 186,243            $ 188,855
                   Outpatient services - West                                  129,786              111,797
                   Outpatient services - East                                  150,865              128,268
                                                                      -----------------    -----------------
                                                                               466,894              428,920
                   Unallocated corporate office                               (180,574)            (159,579)
                                                                      -----------------    -----------------
                 Consolidated  income  before  income  taxes  and
                 minority  interests  (excluding  loss on sale of
                 assets)                                                       286,320              269,341
                   Loss on sale of assets                                     (139,883)                  --
                                                                      -----------------    -----------------
                 Consolidated income before income taxes and
                 minority interests                                      $     146,437          $   269,341
                                                                      =================    =================



NOTE 6 --       During the first six months of 2001, the Company granted
                nonqualified stock options to certain Directors, employees and others to purchase 4,159,000 shares of Common Stock at exercise prices ranging from $13.875 to $15.4375 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         HEALTHSOUTH provides outpatient and rehabilitative healthcare services through our inpatient and outpatient rehabilitation facilities, surgery centers, diagnostic centers and medical centers. We have expanded our operations through the acquisition or opening of new facilities and satellite locations and by enhancing our existing operations. As of June 30, 2001, we had approximately 1,913 locations in 50 states, Puerto Rico, the United Kingdom, Australia and Canada, including 1,432 outpatient rehabilitation locations, 121 inpatient rehabilitation facilities, four medical centers, 216 surgery centers and 140 diagnostic centers.

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

         In many cases, we operate more than one site within a market. In such markets, there is customarily an outpatient center or inpatient facility with associated satellite outpatient locations. For purposes of the following discussion and analysis, same store outpatient rehabilitation operations are measured on locations within markets in which similar operations existed at the end of the period and include the operations of additional outpatient rehabilitation locations opened within the same market. New store outpatient rehabilitation operations are measured on locations within new markets. Same store operations in our other business lines are measured based on specific locations. We may, from time to time, close or consolidate similar locations in multi-site markets to obtain efficiencies and respond to changes in demand.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2001

         Our operations generated revenues of $1,098,989,000 for the quarter ended June 30, 2001, an increase of $62,667,000, or 6.0%, as compared to the same period in 2000. The increase in revenues is primarily attributable to increases in patient volume. Same store revenues for the quarter ended June 30, 2001 were $1,079,403,000, an increase of $91,197,000, or 9.2%, as compared to the same period in 2000, excluding facilities in operation in 2000 but no longer in operation in 2001 and excluding the facilities sold when we divested our occupational medicine operations in the second quarter of 2001. New store revenues were $19,590,000. Revenues generated from patients under the Medicare and Medicaid programs respectively accounted for 35.2% and 3.0% of revenue for the second quarter of 2001, compared to 29.4% and 2.5% for the same period in 2000. Our Medicare utilization has increased due to expanded clinical programs directed towards Medicare beneficiaries. Revenues from any other single third-party payor were not significant in relation to our revenues. During the second quarter of 2001, same store outpatient visits, inpatient days, surgical cases and diagnostic cases increased by 0.7%, 3.4%, 7.2% and 5.2%, respectively. Revenue per outpatient visit, inpatient day, surgical case and diagnostic case for same store operations increased by 2.2%, 4.2%, 0.3% and 6.8%, respectively.

         Operating expenses (expenses excluding corporate general and administrative expenses, provision for doubtful accounts, depreciation and amortization, interest expense and impairment charges) were $722,705,000, or 65.8% of revenues, for the quarter ended June 30, 2001, compared to 67.6% of revenues for the second quarter of 2000. Same store operating expenses were $709,258,000, or 65.7% of comparable revenue. New store operating expenses were $13,447,000, or 68.6% of comparable revenue. Corporate general and administrative expenses increased from $35,706,000 during the 2000 quarter to $51,214,000 during the 2001 quarter. Included in corporate general and administrative expenses for the quarter ended June 30, 2001 is a non-recurring expense item of approximately $8,248,000 related to the settlement of litigation with the United States Department of Justice. See Part II, Item 1, "Legal Proceedings". The provision for doubtful accounts was $34,858,000, or 3.2% of revenues, for the second quarter of 2001, compared to $24,256,000, or 2.3% of revenues, for the same period in 2000. Included in the second quarter 2001 provision for doubtful accounts is approximately $10,300,000 due to the charge-off of accounts receivable related to the sale of our Richmond, Virginia medical center. Management believes that the allowance for doubtful accounts generated by this provision is adequate to cover any uncollectible receivables.

         Depreciation and amortization expense was $93,223,000 for the quarter ended June 30, 2001, compared to $90,286,000 for the same period in 2000. The increase was primarily attributable to our investment in additional assets. Interest expense was $55,247,000 for the quarter ended June 30, 2001, compared to $52,059,000 for the quarter ended June 30, 2000. The increase is primarily attributable to the increases in effective interest rates. For the second quarter of 2001, interest income was $1,591,000, compared to $2,102,000 for the second quarter of 2000.

         We terminated our 2000 Credit Agreement and in the second quarter of 2001 recorded an impairment charge of $6,475,000 related to the write-off of unamortized balances of loan fees on that secondary credit facility. See "Liquidity and Capital Resources". We also recorded a net non-recurring expense item in the second quarter of 2001 of approximately $139,883,000, reflecting the loss on the sale of substantially all of our occupational medicine operations.

         Total unusual and non-recurring charges and expenses included in the results of operations for the quarter ended June 30, 2001 were approximately $164,906,000.

         The loss before income taxes and minority interests for the second quarter of 2001 was $3,025,000, compared to income of $135,655,000 for the same period in 2000. Minority interests decreased income before income taxes by $24,558,000 for the quarter ended June 30, 2001, compared to decreasing income before income taxes by $27,865,000 for the second quarter of 2000. The provision for income taxes for the second quarter of 2001 was a benefit of $7,636,000, compared to an expense of $42,577,000 for the same period in 2000. Excluding the tax effects of the unusual and non-recurring charges in the second quarter of 2001, the effective tax rate was 39.5% for the quarters ended June 30, 2001 and 2000. We had a net loss in the second quarter of 2001 of $19,947,000, compared to net income of $65,213,000 for the second quarter of 2000.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2001

         Our operations generated revenues of $2,189,451,000 for the six months ended June 30, 2001, an increase of $131,793,000, or 6.4%, over the six months ended June 30, 2000. Same store revenues were $2,121,722,000, an increase of $144,433,000, or 7.3%, as compared to the same period in 2000, excluding facilities in operation in 2000 but no longer in operation in 2001 and excluding the occupational medicine operations sold in 2001. New store revenues were $43,937,000. Revenues generated from patients under the Medicare and Medicaid programs respectively accounted for 32.7% and 2.7% of revenue for the first six months of 2001, compared to 29.7% and 2.4% for the same period in 2000. Revenues from any other single third-party payor were not significant in relation to our revenues. During the first six months of 2001, same store outpatient visits, inpatient days, surgical cases and diagnostic cases increased by 0.4%, 3.2%, 6.0% and 8.0%, respectively. Revenue per outpatient visit, inpatient day, surgical case and diagnostic case for same store operations increased (decreased) by 1.8%, 2.5%, (0.7)% and 5.3%, respectively.

         Operating expenses (expenses excluding corporate general and administrative expenses, provision for doubtful accounts, depreciation and amortization, interest expense and impairment charges) were $1,458,750,000, or 66.6% of revenues, for the six months ended June 30, 2001, compared to 67.8% of revenues for the first six months of 2000. Same store operating expenses were $1,429,100,000, or 66.6% of comparable revenue. New store operating expenses were $29,650,000, or 67.5% of comparable revenue. Net income for the six months ended June 30, 2001, was $55,364,000, compared to $130,539,000 for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, we had working capital of $1,234,761,000, including cash and marketable securities of $191,689,000. Working capital at December 31, 2000, was $1,048,204,000, including cash and marketable securities of $180,407,000. For the first six months of 2001, cash provided by operating activities was $238,737,000, compared to $287,551,000 for the same period in 2000. The decrease is primarily attributable to a reduction in accounts payable and other accrued expenses. Additions to property, plant and equipment and acquisitions accounted for $172,462,000 and $5,031,000, respectively, during the first six months of 2001. Those same investing activities accounted for $245,792,000 and $62,148,000, respectively, in the same period in 2000. Financing activities used $109,632,000 and provided $103,299,000 during the first six months of 2001 and 2000, respectively. Net borrowing reductions (borrowing less principal reductions) for the first six months of 2001 were $104,982,000, versus net borrowing proceeds of $142,095,000 for the first six months of 2000.

         Net accounts receivable were $916,435,000 at June 30, 2001, compared to $946,965,000 at December 31, 2000. The number of days of average quarterly revenues in ending receivables at June 30, 2001, was 75.9, compared to 80.9 days of average quarterly revenues in ending receivables at December 31, 2000. The concentration of net accounts receivable from patients, third-party payors, insurance companies and others at June 30, 2001, is consistent with the related concentration of revenues for the period then ended.

         We have a $1,750,000,000 revolving credit facility with Bank of America, N.A. ("Bank of America") and other participating banks (the "1998 Credit Agreement"). Interest on the 1998 Credit Agreement is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. We are required to pay a fee based on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on June 22, 2003. We have provided a negative pledge on all assets under the 1998 Credit Agreement. The effective interest rate on the average outstanding balance under the 1998 Credit Agreement was 5.36% for the three months ended June 30, 2001, compared to the average prime rate of 7.41% during the same period. At June 30, 2001, we had drawn $1,205,000,000 under the 1998 Credit Agreement.

         On October 31, 2000, we entered into a new $400,000,000 Credit Agreement (the "2000 Credit Agreement") with UBS AG and other participating banks, replacing our previous Short Term Credit Agreement with Bank of America, N.A. and other participating banks. At June 30, 2001, there were no amounts outstanding under the 2000 Credit Agreement. Because we believe that cash flow from operations and availability under the 1998 Credit Agreement will provide us with adequate flexibility, we have terminated the 2000 Credit Agreement.

         On February 1, 2001, we issued $375,000,000 in 8-1/2% Senior Notes due 2008 (the "8-1/2% Notes"). Interest is payable on February 1 and August 1. The 8-1/2% Notes are unsecured, unsubordinated obligations of HEALTHSOUTH. The net proceeds from the issuance of the 8-1/2% Notes were used to pay down indebtedness under our credit facilities. The 8-1/2% Notes mature on February 1, 2008.

         In separate transactions during the second quarter of 2001, we sold substantially all of our occupational medicine operations and the assets of our Richmond, Virginia medical center. The transactions yielded cash proceeds of approximately $97,767,000, which we used to pay down existing indebtedness.

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

         Our investment in marketable securities was $1,377,000 at June 30, 2001, which represents less than 1% of total assets at that date. These securities are generally short-term, highly liquid instruments and, accordingly, their fair value approximates cost. Earnings on investments in marketable securities are not significant to our results of operations, and therefore any changes in interest rates would have a minimal impact on future pre-tax earnings.

         As described below, a significant portion of our long-term indebtedness is subject to variable rates of interest, generally equal to LIBOR plus a predetermined percentage. In October 2000, we entered into three short-term interest rate swap arrangements intended to hedge our exposure to rising interest rates in the capital markets. Two of these arrangements have a notional amount of $240,000,000 and one has a notional amount of $175,000,000. These mature six months and twelve months, respectively, from the date of the original transaction. The notional amounts are used to measure interest to be paid or received and do not represent an amount of exposure to credit loss. In each of these arrangements, we pay the counterparty a fixed rate of interest on the notional amount, and the counterparty pays us a variable rate of interest equal to the 90-day LIBOR rate. The variable rate paid to us by the counterparty on the six-month maturities and the twelve-month maturity are reset once and three times, respectively, during the term of the swaps. The two swaps with notional amounts of $240,000,000 matured in April 2001. The remaining swap has the effect of fixing the interest rates on $175,000,000 of our variable-rate debt through its maturity date of November 2001. We would be exposed to credit losses if the counterparties did not perform their obligations under the swap arrangements; however, the counterparties are major commercial banks whom we believe to be creditworthy, and we expect them to fully satisfy their obligations. At June 30, 2001, the weighted average interest rate we were obligated to pay under these interest rate swaps was 6.64%, and the weighted average interest rate we received was 4.30%.

         With respect to our interest-bearing liabilities, approximately $1,205,000,000 in long-term debt at June 30, 2001 is subject to variable rates of interest, while the remaining balance in long-term debt of $1,896,239,000 is subject to fixed rates of interest, prior to giving effect to the interest rate swaps described above (see Note 2 of "Notes to Consolidated Financial Statements" for further description). This compares to $1,655,000,000 in long-term debt subject to variable rates of interest and $1,556,829,000 in long-term debt subject to fixed rates of interest at December 31, 2000. The fair value of our total long-term debt, based on discounted cash flow analyses, approximates its carrying value at June 30, 2001 and December 31, 2000 except for the 3.25% Convertible Debentures, 6.875% Senior Notes, 7.0% Senior Notes, 10-3/4% Notes and the 8-1/2% Notes. The fair value of the 3.25% Convertible Debentures was approximately $518,072,000 and $503,765,000 at June 30, 2001 and December 31, 2000, respectively. The fair value of the 6.875% Senior Notes due 2005 was approximately $240,538,000 and $252,025,000 at June 30, 2001 and
December 31, 2000, respectively. The fair value of the 7% Senior Notes due 2008 was approximately $234,688,000 and $225,125,000 at June 30, 2001 and December 31, 2000, respectively. The fair value of the 10-3/4% Notes due 2008 was approximately $374,500,000 and $366,625,000 at June 30, 2001 and December 31,
2000,

                 HEALTHSOUTH CORPORATION AND SUBSIDIARIES

          THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


respectively. The fair value of the 8-1/2% Notes due 2008 was $379,219,000 at June 30, 2001. Based on a hypothetical 1% increase in interest rates, the potential losses in future annual pre-tax earnings would be approximately $12,050,000. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined considering the impact of the hypothetical interest rates on our borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

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

         On May 22, 2001, we announced a settlement with the United States Department of Justice in connection with a lawsuit styled United States ex rel. Greg Madrid v. HEALTHSOUTH Corporation, et al., No. CV-97-C-3206-S, filed in the United States District Court for the Northern District of Alabama. The lawsuit alleged that we had improperly included various costs on Medicare cost reports submitted for various periods in 1992 through 1997 in a manner inconsistent with Medicare regulations relating to cost limits on reimbursement for sale-and-leaseback transactions, transactions with related parties and abandonment of tangible assets, resulting in alleged overpayments to us. We did not admit liability with respect to any of the allegations. Under the settlement agreement, the lawsuit was dismissed and we paid the United States approximately $8,248,000, including interest, and entered into a corporate integrity agreement with the Office of Inspector General of the United States Department of Health and Human Services. The corporate integrity agreement builds upon our existing corporate compliance program and provides for additional employee education activities and safeguards against erroneous billing and cost reporting.

Item 2.           CHANGES IN SECURITIES.

(c)      Recent Sales of Unregistered Securities

                  We had no unregistered sales of equity securities during the three months ended June 30, 2001.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 17, 2001, we held our 2001 Annual Meeting of Stockholders of the Company, at which shares of common stock represented at the Annual Meeting were voted in favor of the election of Directors as follows:

                                               FOR               WITHHOLD
                                       ----------------------------------------
           1. Richard M. Scrushy          368,629,918           2,739,859
           2. Phillip C. Watkins, M.D.    368,974,177           2,395,660
           3. George H. Strong            368,889,037           2,480,740
           4. C. Sage Givens              368,889,029           2,480,748
           5. Charles W. Newhall III      368,981,101           2,388,676
           6. John S. Chamberlin          368,900,928           2,468,849
           7. Larry D. Striplin, Jr.      369,087,448           2,282,329
           8. Joel C. Gordon              369,394,497           1,975,280
           9. William T. Owens            367,096,407           4,273,370

         No other matters were submitted to the Annual Meeting.


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

                  11.  Computation of Income Per Share (unaudited)

(b)      Reports on Form 8-K

                  During the three months ended June 30, 2001, we filed a Current Report on form 8-K dated May 1, 2001, furnishing under
                  Item 9 the text of slides currently being used in investor and analyst presentations by our management.

         No other items of Part II are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-Q.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HEALTHSOUTH CORPORATION
                                         -------------------------------
                                                  (Registrant)


Date:  August 9, 2001                          RICHARD M. SCRUSHY
                                          -------------------------------
                                               Richard M. Scrushy
                                           Chairman of the Board and
                                            Chief Executive Officer


Date: August 9, 2001                            WILLIAM T. OWENS
                                          -------------------------------
                                                William T. Owens
                                           Executive Vice President and
                                             Chief Financial Officer