Form 10-Q
period 2001-09-28
HEALTHSOUTH CORP
filed 2001-11-13
CIK 785161

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001;
[x]    or

       Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
[ ]    _____________.

Commission File Number 1-10315
                       -------

                             HEALTHSOUTH CORPORATION
             ______________________________________________________
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                          63-0860407
_______________________________                            ___________________
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)


               ONE HEALTHSOUTH PARKWAY, BIRMINGHAM, ALABAMA 35243
               __________________________________________________
                    (Address of Principal Executive Offices)
                                   (Zip Code)

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

                                    YES X    NO
                                       ___     ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at November 8, 2001

COMMON STOCK, PAR VALUE                             392,299,599 SHARES
    $.01 PER SHARE

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                                      INDEX



PART I -- FINANCIAL INFORMATION

                                                                                       Page
                                                                                       ----
Item 1.  Financial Statements

         Consolidated Balance Sheets -- September 30, 2001 (Unaudited)                  3
         and December 31, 2000

         Consolidated Statements of Operations (Unaudited) -- Three Months and Nine
         Months Ended September 30, 2001 and 2000                                       5

         Consolidated Statements of Cash Flows (Unaudited) -- Nine Months
         Ended September 30, 2001 and 2000                                              6

         Notes to Consolidated Financial Statements (Unaudited) -- Three Months
         And Nine Months Ended September 30, 2001 and 2000                              8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                           14

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                             20

Item 2.  Changes in Securities                                                         21

Item 6.  Exhibits and Reports on Form 8-K                                              21


PART I -- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                          SEPTEMBER 30,         DECEMBER 31,
                                                                              2001                  2000
                                                                          -------------         ------------
                                                                           (Unaudited)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                             $  190,876           $  180,317
     Other marketable securities                                                2,186                   90
     Accounts receivable--net                                                 920,237              946,965
     Inventories, prepaid expenses and
         other current assets                                                 380,436              303,746
                                                                           ----------           ----------
                                              TOTAL CURRENT ASSETS          1,493,735            1,431,118

OTHER ASSETS                                                                  285,612              230,898

PROPERTY, PLANT AND EQUIPMENT--NET                                          2,846,190            2,871,763

INTANGIBLE ASSETS--NET                                                      2,749,227            2,846,661
                                                                           ----------           ----------

TOTAL ASSETS                                                               $7,374,764           $7,380,440
                                                                           ==========           ==========


                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)


                                                                                 SEPTEMBER 30,       DECEMBER 31,
                                                                                     2001                2000
                                                                                 -------------      -------------
                                                                                  (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                             $    25,144         $    78,762
     Salaries and wages payable                                                        49,252              87,730
     Accrued interest payable and other liabilities                                   106,444             168,970
     Deferred income taxes                                                             15,102               4,227
     Current portion of long-term debt                                                 24,902              43,225
                                                                                  -----------         -----------
                                         TOTAL CURRENT LIABILITIES                    220,844             382,914

LONG-TERM DEBT                                                                      3,080,257           3,168,604

DEFERRED INCOME TAXES                                                                 195,424             160,365

DEFERRED REVENUE AND OTHER LONG-TERM LIABILITIES                                        5,526               4,126

MINORITY INTERESTS--LIMITED PARTNERSHIPS                                              153,231             137,977

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.10 par value--1,500,000
         shares authorized; issued and outstanding--
         none                                                                              --                  --
     Common Stock, $.01 par value--600,000,000 shares authorized; 429,968,000 and 426,031,000 shares issued at September 30, 2001 and
         December 31, 2000, respectively                                                4,300               4,260
     Additional paid-in capital                                                     2,652,854           2,610,442
     Accumulated other comprehensive income                                            12,130               7,074
     Retained earnings                                                              1,362,948           1,224,950
     Treasury stock                                                                  (280,524)           (280,524)
     Receivable from Employee Stock Ownership Plan                                     (2,699)             (5,415)
     Notes receivable from stockholders, officers
         and management employees                                                     (29,527)            (34,333)
                                                                                  -----------         -----------

                                        TOTAL STOCKHOLDERS' EQUITY                  3,719,482           3,526,454
                                                                                  -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 7,374,764         $ 7,380,440
                                                                                  ===========         ===========


See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED - IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                SEPTEMBER 30,                         SEPTEMBER 30,
                                                       ------------------------------        ------------------------------
                                                           2001              2000               2001                2000
                                                       -----------        -----------        -----------        -----------

Revenues                                               $ 1,075,874        $ 1,060,457        $ 3,265,324        $ 3,118,115

Operating unit expenses                                    714,750            711,872          2,173,500          2,106,326
Corporate general and administrative expenses               38,958             37,403            122,827            107,130
Provision for doubtful accounts                             23,980             24,971             83,221             72,482
Depreciation and amortization                               95,790             89,160            280,231            269,100
Impairment of unamortized loan fee costs                        --                 --              6,475                 --
Loss on sale of assets                                          --                 --            139,883                 --
Interest expense                                            50,914             60,261            165,580            161,880
Interest income                                             (1,430)            (2,398)            (5,742)            (7,334)
                                                       -----------        -----------        -----------        -----------
                                                           922,962            921,269          2,965,975          2,709,584
                                                       -----------        -----------        -----------        -----------
     Income before income taxes
          and minority interests                           152,912            139,188            299,349            408,531
Provision for income taxes                                  51,659             46,380             93,193            131,609
                                                       -----------        -----------        -----------        -----------
     Income before minority interests                      101,253             92,808            206,156            276,922
Minority interests                                         (22,127)           (21,771)           (71,667)           (75,343)
                                                       -----------        -----------        -----------        -----------

     Net income                                        $    79,126        $    71,037        $   134,489        $   201,579
                                                       ===========        ===========        ===========        ===========

Weighted average common shares outstanding                 390,455            385,615            389,135            385,960
                                                       ===========        ===========        ===========        ===========

Net income per common share                            $      0.20        $      0.18        $      0.35        $      0.52
                                                       ===========        ===========        ===========        ===========

Weighted average common shares
     outstanding -- assuming dilution                      401,074            390,033            399,077            391,382
                                                       ===========        ===========        ===========        ===========

Net income per common share --
     assuming dilution                                 $      0.20        $      0.18        $      0.34        $      0.52
                                                       ===========        ===========        ===========        ===========


See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)




                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                          ------------------------------
                                                                                             2001                 2000
                                                                                          ---------            ---------
OPERATING ACTIVITIES
    Net income                                                                            $ 134,489            $ 201,579
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                                       280,231              269,100
        Provision for doubtful accounts                                                      83,221               72,482
        Issuance of restricted stock grants                                                   1,493                   --
        Variable stock option appreciation                                                    2,788                   --
        Income applicable to minority interests of
           limited partnerships                                                              71,667               75,343
        Net loss on sale of facilities                                                      139,883                   --
        Impairment charges                                                                    6,475                   --
        Provision (benefit) for deferred income taxes                                        44,442              (31,864)
        Changes in operating assets and liabilities, net of effects of acquisitions:
              Accounts receivable                                                           (82,068)             (80,641)
              Inventories, prepaid expenses and other current
                 assets                                                                     (94,253)             (45,917)
              Accounts payable and accrued expenses                                        (179,684)              30,850
                                                                                          ---------            ---------

                                            NET CASH PROVIDED BY
                                             OPERATING ACTIVITIES                           408,684              490,932
INVESTING ACTIVITIES
    Purchases of property, plant and equipment                                             (287,535)            (355,702)
    Additions to intangible assets, net of effects of
      acquisitions                                                                          (41,384)             (27,321)
    Assets obtained through acquisitions, net of liabilities
      assumed                                                                                (5,031)             (64,874)
    Proceeds from sale of assets held for sale                                                5,731                   --
    Proceeds from sale of facilities                                                         97,767                   --
    Changes in other assets                                                                 (56,816)             (46,373)
    Proceeds received on sale of other marketable
      securities                                                                                 --                3,362
    Investments in other marketable securities                                               (2,096)                  --
                                                                                          ---------            ---------

                                              NET CASH USED IN
                                            INVESTING ACTIVITIES                           (289,364)            (490,908)

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           (UNAUDITED - IN THOUSANDS)


                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                        -------------------------------
                                                                                           2001                2000
                                                                                        -----------         -----------

FINANCING ACTIVITIES
    Proceeds from borrowings                                                            $ 1,667,000         $ 1,376,932
    Principal payments on long-term debt                                                 (1,770,657)         (1,274,622)
    Proceeds from exercise of options                                                        39,465               1,938
    Purchase of treasury stock                                                                   --              (2,019)
    Reduction in receivable from Employee Stock
      Ownership Plan                                                                          2,716               2,483
    Decrease (increase) in loans to stockholders                                              4,806              (2,066)
    Proceeds from investment by minority interests                                           20,946              12,901
    Purchase of limited partnership units                                                   (21,708)            (16,426)
    Payment of cash distributions to limited partners                                       (54,099)            (61,955)
    Foreign currency translation adjustment                                                   2,770                  --
                                                                                        -----------         -----------


                                               NET CASH (USED IN) PROVIDED BY
                                                         FINANCING ACTIVITIES              (108,761)             37,166
                                                                                        -----------         -----------

                                                   INCREASE IN CASH AND
                                                       CASH EQUIVALENTS                      10,559              37,190

    Cash and cash equivalents at beginning of period                                        180,317             129,400
                                                                                        -----------         -----------


                                               CASH AND CASH EQUIVALENTS
                                                        AT END OF PERIOD                $   190,876         $   166,590
                                                                                        ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
      Interest                                                                          $   153,822         $   161,433
      Income taxes                                                                           33,434              41,335


See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


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
                Bank of America, N.A. ("Bank of America") and other participating banks (the "1998 Credit Agreement"). Interest on the 1998 Credit Agreement is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. The Company is required to pay a fee based on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on June 22, 2003. The Company has provided a negative pledge on all assets under the 1998 Credit Agreement. At September 30, 2001, the effective interest rate associated with the 1998 Credit
                Agreement was approximately 4.19%.

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

                In October 2000, the Company entered into two six-month and one twelve-month interest rate swap arrangements with notional amounts of $240,000,000, $240,000,000 and $175,000,000 each. The swaps expired or will expire on various dates in April 2001 and November 2001. These arrangements had the effect of converting a portion of the Company's variable rate debt to a fixed rate. The arrangements did not have a material effect on the Company's operations.

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

                On September 28, 2001, the Company issued $400,000,000 in 8-3/8% Senior Notes due 2011 (the "8-3/8% Notes"). Interest is payable on April 1 and October 1. The 8-3/8% Notes are unsecured, unsubordinated obligations of the Company. The net proceeds from the issuance of the 8-3/8% Notes were used to pay down indebtedness outstanding under the Company's credit facilities. The 8-3/8% Notes mature on October 1, 2011.

                On September 28, 2001, the Company issued $200,000,000 in 7-3/8% Senior Notes due 2006 (the "7-3/8% Notes"). Interest is payable on April 1 and October 1. The 7-3/8% Notes are unsecured, unsubordinated obligations of the Company. The net proceeds from the issuance of the 7-3/8% Notes were used to pay down indebtedness outstanding under the Company's credit facilities. The 7-3/8% Notes mature on October 1, 2006.

         At September 30, 2001, and December 31, 2000, long-term debt consisted of the following:

                                                                      September 30,               December 31,
                                                                           2001                       2000
                                                                      -------------               ------------
                                                                                 (In thousands)

               Advances under a $1,750,000,000 credit
                    agreement with banks                                $  613,000                 $1,655,000
               3.25% Convertible Subordinated Debentures
                    due 2003                                               567,750                    567,750
               6.875% Senior Notes due 2005                                250,000                    250,000
               7.0% Senior Notes due 2008                                  250,000                    250,000
               10-3/4% Senior Subordinated Notes due 2008                  350,000                    350,000
               8-1/2% Senior Notes due 2008                                375,000                         --
               8-3/8% Senior Notes due 2011                                400,000                         --
               7-3/8% Senior Notes due 2006                                200,000                         --
               Other long-term debt                                         99,409                    139,079
                                                                        ----------                 ----------
                                                                         3,105,159                  3,211,829
               Less amounts due within one year                             24,902                     43,225
                                                                        ----------                 ----------
                                                                        $3,080,257                 $3,168,604
                                                                        ==========                 ==========


NOTE  3  --     During the first nine months of 2001, the Company acquired two outpatient rehabilitation facilities, one outpatient surgery center and one outpatient diagnostic center. The total purchase price of these acquired facilities was approximately $5,031,000.
                The Company also entered into non-compete agreements totaling approximately $750,000 in connection with these transactions.

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
                charges related to the Company's decision to close certain facilities that did not fit with the Company's strategic vision, underperforming facilities and facilities not located in target markets (the "Fourth Quarter 1998 Charge"). As of October 31,
                2001, approximately 98% of the locations identified in the Fourth Quarter 1998 Charge had been closed.

                Details of the impairment and restructuring charge activity through the third quarter of 2001 are as follows:


                                                                        Activity
                                                                        --------
                                                   Balance at       Cash        Non-Cash     Balance at
                 Description                        12/31/00      Payments    Impairments     09/30/01
               -----------------------------------------------------------------------------------------

                                                                             (In thousands)
               Fourth Quarter 1998 Charge:

                    Lease abandonment costs         $   21,113     $  8,597       $     --     $  12,516
                                                    ----------------------------------------------------

               Total Fourth Quarter 1998 Charge     $   21,113     $  8,597       $     --     $  12,516
                                                    ====================================================


                The remaining balance at September 30, 2001 is included in accrued interest payable and other liabilities in the accompanying balance sheet.

NOTE  5  --     The Company has adopted the provisions of Statement of Financial
                Accounting Standards ("SFAS") No. 131, "Disclosures about
                Segments of an Enterprise and Related Information". SFAS 131 requires the utilization of a "management approach" to define and report the financial results of operating segments. The management approach defines operating segments along the lines used by management to assess performance and make operating and resource allocation decisions. Late in the third quarter of 1999, the Company eliminated its separate divisional management for its outpatient lines of business, and reorganized its management under the following divisions: (1) Outpatient
                Services - East, (2) Outpatient Services - West and (3)
                Inpatient and Other Clinical Services. The inpatient and other clinical services segment includes the operations of inpatient rehabilitation facilities and medical centers, as well as the operations of certain physician practices and other clinical services which are managerially aligned with inpatient services
                The management of outpatient rehabilitation facilities
                (including occupational medicine centers), outpatient surgery centers and outpatient diagnostic centers was realigned from their respective divisions to either the East or West outpatient services division. In August 2001, the outpatient services divisions were combined into a single division. The Company operates in two segments, which correspond to these divisions.

                Operating results and other financial data are presented for the principal operating segments as follows:


                                                                                                          Three Months Ended
                                                                                                             September 30,
                                                                                                       2001                 2000
                                                                                                    -----------         -----------
                                                                                                             (In thousands)

                 Revenues:
                     Inpatient and other clinical services                                          $   519,007         $   497,421
                     Outpatient services                                                                552,035             559,136
                                                                                                    -----------         -----------
                                                                                                      1,071,042           1,056,557
                     Unallocated corporate office                                                         4,832               3,900
                                                                                                    -----------         -----------
                 Consolidated revenues                                                              $ 1,075,874         $ 1,060,457
                                                                                                    ===========         ===========

                 Income before income taxes and minority interests:
                     Inpatient and other clinical services                                          $   108,983         $    98,896
                     Outpatient services                                                                133,317             133,475
                                                                                                    -----------         -----------
                                                                                                        242,300             232,371
                     Unallocated corporate office                                                       (89,388)            (93,183)
                                                                                                    -----------         -----------
                 Consolidated income before income taxes and
                 minority interests                                                                 $   152,912         $   139,188
                                                                                                    ===========         ===========




                                                                                                           Nine Months Ended
                                                                                                             September 30,
                                                                                                       2001                 2000
                                                                                                    -----------         -----------
                                                                                                             (In thousands)


                 Revenues:
                     Inpatient and other clinical services                                          $ 1,544,092         $ 1,445,257
                     Outpatient services                                                              1,703,972           1,660,082
                                                                                                    -----------         -----------
                                                                                                      3,248,064           3,105,339
                     Unallocated corporate office                                                        17,260              12,776
                                                                                                    -----------         -----------
                 Consolidated revenues                                                              $ 3,265,324         $ 3,118,115
                                                                                                    ===========         ===========

                 Income before income taxes and minority interests
                 (excluding loss on sale of assets):
                     Inpatient and other clinical services                                          $   307,456         $   287,956
                     Outpatient services                                                                405,901             373,335
                                                                                                    -----------         -----------
                                                                                                        713,357             661,291
                     Unallocated corporate office                                                      (274,125)           (252,760)
                                                                                                    -----------         -----------
                 Consolidated income before income taxes and
                 minority interests (excluding loss on sale of
                 assets)                                                                                439,232             408,531
                      Loss on sale of assets                                                           (139,883)                 --
                                                                                                    -----------         -----------
                 Consolidated income before income taxes and
                 minority interests                                                                 $   299,349         $   408,531
                                                                                                    ===========         ===========


NOTE  6  --     During the first nine months of 2001, the Company granted
                nonqualified stock options to certain Directors, employees and others to purchase 4,159,000 shares of Common Stock at exercise prices ranging from $13.875 to $15.4375 per share.

NOTE  7  --     In July 2001, the Financial Accounting Standards Board (FASB)
                issued FASB Statement No. 141, Business Combinations, and FASB
                Statement No. 142, Goodwill and Other Intangibles. Statement No.
                141 eliminates the use of the pooling method for business combinations and requires that all acquisitions be accounted for under the purchase method. This statement is effective for acquisitions completed after June 30, 2001. Statement No. 142 requires the periodic testing of goodwill for impairment rather than a monthly amortization of the balance. This testing takes place in two steps: (1) the determination of the fair value of a reporting unit, and (2) the determination of the implied fair value of the goodwill. The Company will adopt this statement on January 1, 2002. Management is currently evaluating the financial impact of adopting the new policy.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         HEALTHSOUTH provides outpatient and rehabilitative healthcare services through our inpatient and outpatient rehabilitation facilities, surgery centers, diagnostic centers and medical centers. We have expanded our operations through the acquisition or opening of new facilities and satellite locations and by enhancing our existing operations. As of September 30, 2001, we had approximately 1,915 locations in 50 states, Puerto Rico, the United Kingdom, Australia and Canada, including 1,435 outpatient rehabilitation locations, 122 inpatient rehabilitation facilities, four medical centers, 217 surgery centers and 137 diagnostic centers.

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

         In 1998, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires an enterprise to report operating segments based upon the way its operations are managed. This approach defines operating segments along the lines used by management to assess performance and make operating and resource allocation decisions. Based on our management and reporting structure, segment information has been presented for (1) inpatient and other clinical services and (2) outpatient services. The inpatient and other clinical services segment includes the operations of our inpatient rehabilitation facilities and medical centers, as well as the operations of certain physician practices and other clinical services which are managerially aligned with our inpatient services. The outpatient services segment includes the operations of our outpatient rehabilitation facilities, outpatient surgery centers and outpatient diagnostic centers.

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

          We determine the amortization period of the cost in excess of net asset value of purchased facilities based on an evaluation of the facts and circumstances of each individual purchase transaction. The evaluation includes an analysis of historic and projected financial performance, an evaluation of the estimated useful life of the buildings and fixed assets acquired, the indefinite useful life of certificates of need and licenses acquired, the competition within local markets, lease terms where applicable, and the legal terms of partnerships where applicable. We utilize independent appraisers and rely on our own management expertise in evaluating each of the factors noted above. With respect to the carrying value of the excess of cost over net asset value of individual purchased facilities and other intangible assets, we determine on a quarterly basis whether an impairment event has occurred by considering factors such as the market value of the asset, a significant adverse change in legal factors or in the business climate, adverse action by regulators, a history of operating losses or cash flow losses, or a projection of continuing losses associated with an operating entity. The carrying value of excess cost over net asset value of purchased facilities and other intangible assets will be evaluated if the facts and circumstances suggest that it has been impaired. If this evaluation indicates that the value of the asset will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, our carrying value of the asset will be reduced to the estimated fair market value. Fair value is determined based on the individual facts and circumstances of the impairment event, and the available information related to it. Such information might include quoted market prices, prices for comparable assets, estimated future cash flows discounted at a rate commensurate with the risks involved, and independent appraisals. For purposes of analyzing impairment, assets are generally grouped at the individual operational facility level, which is the lowest level for which there are identifiable cash flows. If we acquired the group of assets being tested as part of a purchase business combination, any goodwill that arose as part of the transaction is included as part of the asset grouping.

         In July 2001, the Financial Accounting Standards Board issued FASB Statement No. 141, Business Combinations, and FASB Statement No. 142, Goodwill and Other Intangibles. Statement No. 141 eliminates the use of the pooling method for business combinations and requires that all acquisitions be accounted for under the purchase method. This statement is effective for acquisitions completed after June 30, 2001. Statement No. 142 requires the periodic testing of goodwill for impairment rather than a monthly amortization of the balance. This testing takes place in two steps: (1) the determination of the fair value of a reporting unit, and (2) the determination of the implied fair value of the goodwill. We will adopt this statement on January 1, 2002. We are currently evaluating the financial impact of adopting the new policy.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2001

         Our operations generated revenues of $1,075,874,000 for the quarter ended September 30, 2001, an increase of $15,417,000, or 1.5%, as compared to the same period in 2000. The increase in revenues is primarily attributable to increases in patient volume. Same store revenues for the quarter ended September 30, 2001 were $1,060,358,000, an increase of $53,785,000, or 5.3%, as compared to the same period in 2000, excluding facilities in operation in 2000 but no longer in operation in 2001. New store revenues were $15,516,000. Revenues generated from patients under the Medicare and Medicaid programs respectively accounted for 30.6% and 2.6% of revenue for the third quarter of 2001, compared to 28.0% and 2.8% for the same period in 2000. Our Medicare utilization has increased due to expanded clinical programs directed towards Medicare beneficiaries. Revenues from any other single third-party payor were not significant in relation to our revenues. During the third quarter of 2001, same store outpatient visits, inpatient days, surgical cases and diagnostic cases increased (decreased) by 1.7%, (1.4)%, 4.3% and 10.8%, respectively. Revenue per outpatient visit, inpatient day, surgical case and diagnostic case for same store operations increased (decreased) by 3.0%, 2.2%, (0.8)% and (0.4)%, respectively.

         Operating expenses (expenses excluding corporate general and administrative expenses, provision for doubtful accounts, depreciation and amortization, and interest expense) were $714,750,000, or 66.4% of revenues, for the quarter ended September 30, 2001, compared to 67.1% of revenues for the third quarter of

2000. Same store operating expenses were $702,307,000, or 66.2% of comparable revenue. New store operating expenses were $12,443,000, or 80.2% of comparable revenue. The increase in new store operating expenses is primarily attributable to start-up costs of three inpatient rehabilitation facilities which opened in the third quarter of 2001. Corporate general and administrative expenses increased from $37,403,000 during the 2000 quarter to $38,958,000 during the 2001 quarter. The provision for doubtful accounts was $23,980,000, or 2.2% of revenues, for the third quarter of 2001, compared to $24,971,000, or 2.4% of revenues, for the same period in 2000. Management believes that the allowance for doubtful accounts generated by this provision is adequate to cover any uncollectible receivables.

         Depreciation and amortization expense was $95,790,000 for the quarter ended September 30, 2001, compared to $89,160,000 for the same period in 2000. The increase was primarily attributable to our investment in additional assets. Interest expense was $50,914,000 for the quarter ended September 30, 2001, compared to $60,261,000 for the quarter ended September 30, 2000. The decrease is primarily attributable to decreases in effective interest rates. For the third quarter of 2001, interest income was $1,430,000, compared to $2,398,000 for the third quarter of 2000.

         Income before income taxes and minority interests for the third quarter of 2001 was $152,912,000, compared to income of $139,188,000 for the same period in 2000. Minority interests decreased income before income taxes by $22,127,000 for the quarter ended September 30, 2001, compared to decreasing income before income taxes by $21,771,000 for the third quarter of 2000. The provision for income taxes for the third quarter of 2001 was $51,659,000, compared to $46,380,000 for the same period in 2000. The effective tax rate was 39.5% for the quarters ended September 30, 2001 and 2000. Net income for the third quarter of 2001 was $79,126,000, compared to net income of $71,037,000 for the third quarter of 2000.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2001

         Our operations generated revenues of $3,265,324,000 for the nine months ended September 30, 2001, an increase of $147,209,000, or 4.7%, over the nine months ended September 30, 2000. Same store revenues were $3,152,139,000, an increase of $191,680,000, or 6.5%, as compared to the same period in 2000, excluding facilities in operation in 2000 but no longer in operation in 2001 and excluding the occupational medicine operations sold in 2001. New store revenues were $59,453,000. Revenues generated from patients under the Medicare and Medicaid programs respectively accounted for 30.5% and 2.6% of revenue for the first nine months of 2001, compared to 29.1% and 2.5% for the same period in 2000. Revenues from any other single third-party payor were not significant in relation to our revenues. During the first nine months of 2001, same store outpatient visits, inpatient days, surgical cases and diagnostic cases increased by 0.5%, 2.1%, 4.3% and 8.0%, respectively. Revenue per outpatient visit, inpatient day, surgical case and diagnostic case for same store operations increased by 1.8%, 1.7%, 0.4% and 5.3%, respectively.

         Operating expenses (expenses excluding corporate general and administrative expenses, provision for doubtful accounts, depreciation and amortization, interest expense and impairment charges) were $2,173,500,000, or 66.6% of revenues, for the nine months ended September 30, 2001, compared to 67.6% of revenues for the first nine months of 2000. Same store operating expenses were $2,131,407,000, or 67.6% of comparable revenue. New store operating expenses were $42,093,000, or 70.8% of comparable revenue. Net income for the nine months ended September 30, 2001, was $134,489,000, compared to $201,579,000 for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, we had working capital of $1,272,891,000, including cash and marketable securities of $193,062,000. Working capital at December 31, 2000, was $1,048,204,000, including cash and marketable securities of $180,407,000. For the first nine months of 2001, cash provided by operating activities was $408,684,000, compared to $490,932,000 for the same period in 2000. The decrease is primarily attributable to a reduction in accounts payable and other accrued expenses. Additions to property, plant and equipment and acquisitions accounted for $287,535,000 and $5,031,000, respectively, during the first nine months of 2001. Those same investing activities accounted for

$355,702,000 and $64,874,000, respectively, in the same period in 2000. Financing activities used $108,761,000 and provided $37,166,000 during the first nine months of 2001 and 2000, respectively. Net borrowing reductions (borrowing less principal reductions) for the first nine months of 2001 were $103,657,000, versus net borrowing proceeds of $102,310,000 for the first nine months of 2000.

         Net accounts receivable were $920,237,000 at September 30, 2001, compared to $946,965,000 at December 31, 2000. The number of days of average quarterly revenues in ending receivables at September 30, 2001, was 78.7, compared to 80.9 days of average quarterly revenues in ending receivables at December 31, 2000. The concentration of net accounts receivable from patients, third-party payors, insurance companies and others at September 30, 2001, is consistent with the related concentration of revenues for the period then ended.

         We have a $1,750,000,000 revolving credit facility with Bank of America, N.A. ("Bank of America") and other participating banks (the "1998 Credit Agreement"). Interest on the 1998 Credit Agreement is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. We are required to pay a fee based on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on June 22, 2003. We have provided a negative pledge on all assets under the 1998 Credit Agreement. The effective interest rate on the average outstanding balance under the 1998 Credit Agreement was 4.39% for the three months ended September 30, 2001, compared to the average prime rate of 6.57% during the same period. At September 30, 2001, we had drawn $613,000,000 under the 1998 Credit Agreement.

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

         On September 28, 2001, we issued $400,000,000 in 8-3/8% Senior Notes due 2011 (the "8-3/8% Notes"). Interest is payable on April 1 and October 1. The 8-3/8% Notes are unsecured, unsubordinated obligations of HEALTHSOUTH. The net proceeds from the issuance of the 8-3/8% Notes were used to pay down indebtedness under our credit facilities. The 8-3/8% Notes mature on October 1, 2011.

         On September 28, 2001, we issued $200,000,000 in 7-3/8% Senior Notes due 2006 (the "7-3/8% Notes"). Interest is payable on April 1 and October 1. The 7-3/8% Notes are unsecured, unsubordinated obligations of HEALTHSOUTH. The net proceeds from the issuance of the 7-3/8% Notes were used to pay down indebtedness under our credit facilities. The 7-3/8% Notes mature on October 1, 2006.

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

         Our investment in marketable securities was $2,186,000 at September 30, 2001, which represents less than 1% of total assets at that date. These securities are generally short-term, highly liquid instruments and, accordingly, their fair value approximates cost. Earnings on investments in marketable securities are not significant to our results of operations, and therefore any changes in interest rates would have a minimal impact on future pre-tax earnings.

         As described below, a significant portion of our long-term indebtedness is subject to variable rates of interest, generally equal to LIBOR plus a predetermined percentage. In October 2000, we entered into three short-term interest rate swap arrangements intended to hedge our exposure to rising interest rates in the capital markets. Two of these arrangements had a notional amount of $240,000,000 and one has a notional amount of $175,000,000. These mature six months and twelve months, respectively, from the date of the original transaction. The notional amounts are used to measure interest to be paid or received and do not represent an amount of exposure to credit loss. In each of these arrangements, we pay the counterparty a fixed rate of interest on the notional amount, and the counterparty pays us a variable rate of interest equal to the 90-day LIBOR rate. The variable rate paid to us by the counterparty on the six-month maturities and the twelve-month maturity are reset once and three times, respectively, during the term of the swaps. The two swaps with notional amounts of $240,000,000 matured in April 2001. The remaining swap has the effect of fixing the interest rates on $175,000,000 of our variable-rate debt through its maturity date in November 2001. We would be exposed to credit losses if the counterparties did not perform their obligations under the swap arrangements; however, the counterparties are major commercial banks whom we believe to be creditworthy, and we expect them to fully satisfy their obligations. At September 30, 2001, the weighted average interest rate we were obligated to pay under the remaining swap was 6.64%, and the weighted average interest rate we received was 3.65%.

         With respect to our interest-bearing liabilities, approximately $613,000,000 in long-term debt at September 30, 2001 is subject to variable rates of interest, while the remaining balance in long-term debt of $2,492,159,000 is subject to fixed rates of interest, prior to giving effect to the interest rate swaps described above (see Note 2 of "Notes to Consolidated Financial Statements" for further description). This compares to $1,655,000,000 in long-term debt subject to variable rates of interest and $1,556,829,000 in long-term debt subject to fixed rates of interest at December 31, 2000. The fair value of our total long-term debt, based on discounted cash flow analyses, approximates its carrying value at September 30, 2001 and December 31, 2000 except for the 3.25% Convertible Debentures, 6.875% Senior Notes, 7.0% Senior Notes, 10-3/4% Notes, 8-1/2% Notes and 8-3/8% Notes. The fair value of the 3.25% Convertible Debentures was approximately $536,524,000 and $503,765,000 at September 30, 2001 and December 31, 2000, respectively. The fair value of the 6.875% Senior Notes due 2005 was approximately $245,938,000 and $252,025,000 at September 30, 2001 and December 31, 2000, respectively. The fair value of the 7% Senior Notes due 2008 was approximately $242,813,000 and $225,125,000 at September 30, 2001 and December 31, 2000, respectively. The fair value of the 10-3/4% Notes due 2008 was approximately $377,563,000 and $366,625,000 at September 30, 2001 and December 31, 2000, respectively. The fair value of the 8-1/2% Notes due 2008 was $382,031,000 at September 30, 2001. The fair value of the 8-3/8% Notes due 2011 was $403,000,000 at September 30, 2001. Based on a hypothetical 1% increase in interest rates, the potential losses in future annual pre-tax earnings would be approximately $6,130,000. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined considering the impact of the hypothetical interest rates on our borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

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

         We filed a motion to dismiss the consolidated amended complaint in the federal action in late June 1999. On September 13, 2000, the magistrate judge issued his report and recommendation, recommending that the court dismiss the amended complaint in its entirety, with leave to amend. The plaintiffs objected to that report, and we responded to that objection. On December 20, 2000, without oral argument, the court issued an order rejecting the magistrate judge's report and recommendation and denying our motion to dismiss. We believed that the December 20, 2000 order failed to follow the standards required under the Private Securities Litigation Reform Act of 1995 and Rule 9(b) of the Federal Rules of Civil Procedure, and we filed a motion asking the court to reconsider that order or to certify it for an interlocutory appeal to the United States Eleventh Circuit Court of Appeals. Oral argument on that motion was held on March 2, 2001, and the court denied that motion on March 12, 2001. Accordingly, we filed our answer to the consolidated amended complaint on March 26, 2001. A hearing on the plaintiffs' motion for class certification is currently set for November 29, 2001. We believe that all claims asserted in the above suits are without merit, and expect to vigorously defend against such claims. Because such suits remain at an early stage, we cannot currently predict the outcome of any such suits or the magnitude of any potential loss if our defense is unsuccessful.

Item 2.           CHANGES IN SECURITIES.


(c)      Recent Sales of Unregistered Securities

                  We had no unregistered sales of equity securities during the three months ended September 30, 2001.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

                  4-1. Indenture, dated September 28, 2001, between HEALTHSOUTH Corporation and National City Bank, as Trustee, relating to the Company's 7-3/8% Senior Notes due 2006 and the Company's 8-3/8% Senior Notes due 2011

                  4-2. Registration Rights Agreement, dated September 11, 2001, among HEALTHSOUTH Corporation and UBS Warburg LLC, Deutsche Bank Alex. Brown Inc., First Union Securities, Inc., J.P. Morgan Securities, Inc., Lehman Brothers, Inc., Scotia Capital
                  (USA) Inc., Jefferies & Company, Inc., BNY Capital Markets, Inc., Fleet Securities, Inc. and NatCity Investments, Inc., relating to the Company's 7-3/8% Senior Notes due 2006 and the Company's 8-3/8% Senior Notes due 2011

                  11.  Computation of Income Per Share (unaudited)

(b)      Reports on Form 8-K

                  During the three months ended September 30, 2001, we filed a Current Report on form 8-K dated September 7, 2001, reporting under Item 5 a proposed private placement of senior notes and furnishing under Item 9 the text of slides currently being used in investor and analyst presentations by our management.

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


                                                    HEALTHSOUTH CORPORATION
                                                    -----------------------
                                                        (Registrant)


Date:  November 12, 2001                                RICHARD M. SCRUSHY
                                                    -----------------------
                                                      Richard M. Scrushy
                                                    Chairman of the Board and
                                                       Chief Executive Officer


Date: November 12, 2001                                WESTON L. SMITH
                                                    -----------------------
                                                       Weston L. Smith
                                                   Executive Vice President and
                                                       Chief Financial Officer