Form 10-K
period 2001-12-31
HEALTHSOUTH CORP
filed 2002-03-27
CIK 785161

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001; OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                        --------    --------


Commission File Number 1-10315


                             HEALTHSOUTH CORPORATION
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                     63-0860407
---------------------------------           ------------------------------------
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

    ONE HEALTHSOUTH PARKWAY
      BIRMINGHAM, ALABAMA                              35243
-------------------------------                     ----------
(Address of Principal Executive                     (Zip Code)
            Offices)


Registrant's Telephone Number, Including Area Code: (205) 967-7116

Securities Registered Pursuant to Section 12(b) of the Act:


                                                Name of Each Exchange
  Title of Each Class                            on which Registered
-----------------------                        -----------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 22, 2002;

            Common Stock, par value $.01 per share -- $5,286,816,483

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


        Class                       Outstanding at March 22, 2001
-----------------------             ------------------------------
COMMON STOCK, PAR VALUE
    $.01 PER SHARE                        392,778,890 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE

     No documents are incorporated by reference into this Annual Report on Form 10-K.

================================================================================

                                     PART I


ITEM 1. BUSINESS.


GENERAL

     HEALTHSOUTH Corporation is the nation's largest provider of outpatient surgery, outpatient diagnostic and rehabilitative healthcare services. We provide these services through our national network of inpatient and outpatient healthcare facilities, including inpatient and outpatient rehabilitation facilities, outpatient surgery centers, diagnostic centers, medical centers and other healthcare facilities. We believe that we provide patients, physicians and payors with high-quality healthcare services at significantly lower costs than traditional inpatient hospitals. Additionally, our national network, reputation for quality and focus on outcomes have enabled us to secure contracts with national and regional managed care payors. At December 31, 2001, HEALTHSOUTH operated approximately 1,900 locations in all 50 states, Puerto Rico, the United Kingdom, Canada and Australia.

     Our healthcare services are provided through inpatient healthcare facilities and facilities providing other clinical services (including inpatient rehabilitation facilities and specialty medical centers, as well as associated physician practices and other services) and outpatient healthcare facilities (including outpatient rehabilitation centers, outpatient surgery centers and outpatient diagnostic centers). In our outpatient and inpatient rehabilitation facilities, we provide interdisciplinary programs for the rehabilitation of patients experiencing disability due to a wide variety of physical conditions, such as stroke, head injury, orthopaedic problems, neuromuscular disease and sports-related injuries. Our rehabilitation services include physical therapy, sports medicine, work hardening, neurorehabilitation, occupational therapy, respiratory therapy, speech-language pathology and rehabilitation nursing. Independent studies have shown that rehabilitation services like those we provide can save money for payors and employers.

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

     We are also the largest operator of freestanding outpatient diagnostic centers in the United States. Most of our diagnostic centers operate in markets where we also provide rehabilitative healthcare and outpatient surgery services. We believe that our ability to offer a comprehensive range of healthcare services in a particular geographic market makes HEALTHSOUTH more attractive to both patients and payors in such market. We focus on marketing our services in an integrated system to patients and payors in such geographic markets. We are continually evaluating potential acquisitions that complement our existing operations, as well as divestitures of non-strategic assets and businesses.

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

COMPANY STRATEGY

     Our objective is to continue to grow profitably and enhance our position as the preferred provider in our lines of business and geographic markets. In the 1994-1998 period, we pursued a strategy of rapid growth through acquisitions. During this period, we consummated a series of major acquisitions that strengthened our position in our primary lines of business. Today, we believe that we have a strong franchise in our core product lines that encompasses a geographic scope that is unlikely to be duplicated by competitors in the foreseeable future. Going forward, our business strategy will be focused on enhancing profit margins through operating efficiencies and organic growth, as well as selective acquisition and development activity. The following are key elements of our strategy:

   o Leverage Our Existing National Network. As one of the largest providers of healthcare services in the United States, and as the largest provider in our primary lines of business, we believe we are well-positioned to leverage our existing network of facilities in order to realize economies of scale and compete successfully for national and regional contracts while retaining the flexibility to respond to particular needs of local markets. Our national network offers large national and regional employers and payors the convenience of dealing with a single provider, as well as offering us the ability to utilize greater buying power through centralized purchasing, to achieve more efficient costs of capital and labor and to more effectively recruit and retain clinicians. We believe that our operations management structure allows us to realize these benefits without sacrificing local market responsiveness. Our objective is to provide those outpatient and rehabilitative healthcare services needed within each local market by tailoring our services and facilities to that market's needs, thus bringing the benefits of nationally recognized expertise and quality into the local setting.

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

   o Expand Our Integrated Service Model. Our Integrated Service Model ("ISM") strategy coordinates the delivery of our outpatient services in a given market through the integrated management and marketing of our outpatient operations. We believe our ISM strategy capitalizes on the complementary nature of our primary services. Almost all rehabilitation and surgery patients require diagnostic procedures, and many inpatient rehabilitation patients require some form of outpatient rehabilitation. Furthermore, a significant number of both inpatient and outpatient rehabilitation patients require surgery. Through the ISM, our healthcare services are delivered in a coordinated manner intended to enhance referrals across our business lines. The ISM also allows us to offer patients and payors attractive pricing on bundled services in a given market, as well as the convenience of dealing with a single source for patient care needs.

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

   o Implement Technology Initiatives. We intend to capitalize on our strong brand identity through strategic alliances and, where appropriate, equity participation with technology-oriented companies offering services that we believe will benefit us, both by creating greater efficiencies and cost savings for our operations and by expanding the range of services we offer and public awareness of our company. We believe that our network of approximately 1,900 facilities, our volume of daily interactions with patients across the country and our relationships with leading physicians and institutions offer these companies immediate operational scale and exposure of a type not available through other healthcare providers. We will seek to leverage those assets through business affiliations that we believe will both benefit our operations and increase stockholder value through strategic investment activities.


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

     We Depend Upon Reimbursement by Third-Party Payors. Substantially all of our revenues are derived from private and governmental third-party payors. In 2001, approximately 31.1% of our revenues were derived from Medicare, approximately 2.6% from Medicaid and approximately 66.3% from commercial insurers, managed care plans, workers' compensation payors and other private pay revenue sources. There are increasing pressures from many payors to control healthcare costs and to reduce or limit increases in reimbursement rates for medical services. There can be no assurances that payments from government or private payors will remain at levels comparable to present levels. In attempts to limit federal spending, there have been, and we expect that there will continue to be, a number of proposals to limit Medicare reimbursement for various services. We cannot now predict whether any of these pending proposals will be adopted or what effect the adoption of such proposals would have on our business.

     Further, Medicare reimbursement for inpatient rehabilitation services is changing from a cost-based reimbursement system to a prospective payment system ("PPS"), with the phase-in of the PPS having begun January 1, 2002. While we believe we are well-positioned and well-prepared for the transition, we cannot be certain what effect the implementation of inpatient rehabilitation PPS will have on us. In addition, future changes in reimbursement rates or any failure to successfully execute our planned response to this change could have a material adverse effect on our financial condition or results of operations. See this Item, "Business -- Regulation".

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

     Our business is subject to extensive federal and state regulation with respect to financial relationships among healthcare providers, physician self-referral arrangements and other fraud and abuse issues. Penalties for violation of federal and state laws and regulations include exclusion from participation in the Medicare and Medicaid programs, asset forfeiture, civil penalties and criminal penalties, any of which could have a material adverse effect on our business, results of operations or financial condition. The Office of Inspector General of the Department of Health and Human Services, the Department of Justice and other federal agencies interpret healthcare fraud and abuse provisions liberally and enforce them aggressively. In 2001, we settled certain litigation involving alleged violations of Medicare regulations, and we remain subject to other such litigation. See this Item, "Business -- Regulation" and Item 3, "Legal Proceedings".

     Healthcare Reform Legislation May Affect Our Business. In recent years, many legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. Among the proposals which are currently being, or which recently have been, considered are cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a single government health insurance plan that would cover all citizens. The costs of certain proposals would be funded in significant part by reductions in payment by governmental programs, including Medicare and Medicaid, to healthcare providers. There continue to be federal and state proposals that would, and actions that do, impose more limitations on government and private payments to healthcare providers such as HEALTHSOUTH and proposals to increase copayments and deductibles from patients. At the federal level, Congress has continued to propose or consider healthcare budgets that substantially reduce payments under the Medicare and Medicaid programs. In addition, many states are considering the enactment of initiatives designed to reduce their Medicaid expenditures, to provide universal coverage or additional levels of care and/or to impose additional taxes on healthcare providers to help finance or expand the states' Medicaid systems. There can be no assurance as to the ultimate content, timing or effect of any healthcare reform legislation, nor is it possible at this time to estimate the impact of potential legislation on us. That impact may be material to our business, financial condition or results of operations.

     We Face National, Regional and Local Competition. We operate in a highly competitive industry. Although we are one of the largest providers of healthcare services in the United States, in any particular market we may encounter competition from local or national entities with longer operating histories or other superior competitive advantages. There can be no assurance that such competition, or other competition which we may encounter in the future, will not adversely affect our business, financial condition or results of operations. See this Item, "Business -- Competition".

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

     Our Stock Price May Be Volatile. Healthcare stocks in general, including HEALTHSOUTH's common stock, are subject to frequent changes in stock price and trading volume, some of which may be large. These changes may be influenced by the market's perceptions of the healthcare sector in general, of other companies believed to be similar to us, or of our results of operations and future prospects. In addition, these perceptions may be greatly affected not only by information we provide but also by opinions and reports created by investment analysts and other third parties which do not necessarily reflect information provided by us. Adverse movement in our stock price, particularly as a result of factors over which we have no control, may adversely affect our access to capital and the ability to consummate acquisitions using our stock.


INDUSTRY OVERVIEW

     The United States Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration) ("CMS") estimates that national health expenditures were approximately $1.2 trillion in 1999 and are projected to total $2.2 trillion, or 16.2% of the Gross Domestic Product, by 2008. Within the United States, hospital and physician expenditures traditionally account for the majority of personal healthcare spending. Accelerating private spending growth rates in 1998 caused the share of health spending paid by the private sector to increase for the first time since 1988, rising from 53.8% in 1997 to 54.5% in 1998. At the same time, growth in public sector spending for 1998 increased by 4.1%.

     CMS projects that the combination of demographic forces associated with the aging of the baby-boomers and continued economic strength is expected to continue to generate industry growth. The private sector in particular is expected to continue to benefit from demographic trends, technology improvements, and the ongoing focus on cost containment.


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


Outpatient Surgery Market

     Based on industry estimates, the freestanding outpatient surgery center market is approximately $6 billion in size. There was a 75% increase in the number of treatments in ambulatory settings (hospital outpatient, freestanding ambulatory surgery centers and physicians' offices) from 1986 to 1996, and it is estimated that approximately 80% of surgeries performed today can be done on an outpatient basis. Additionally, the number of outpatient surgery cases increased 97% from 1993 through 1999, from 2.9 million to 5.7 million cases, due mostly to continued medical advances, which facilitated a shift of many procedures to ambulatory settings. Growth in the market is expected to continue during the next decade, after seeing the number of outpatient surgery centers increase from 2,300 in 1996 to more than 2,700 centers in 2000.


Diagnostic Market

     The diagnostic market is highly fragmented, with radiologists, hospitals and independent organizations offering diagnostic services. It is estimated that there are currently approximately 2,700 freestanding diagnostic centers within the United States, an increase from approximately 1,300 centers in 1988. We expect the diagnostics market to continue to grow over the next few years due to increased sub-specializations, expanding geographic reach and the non-invasive and cost-effective nature of diagnostics in general.


PATIENT CARE SERVICES

     HEALTHSOUTH began its operations in 1984 with a focus on providing comprehensive orthopaedic and musculoskeletal rehabilitation services on an outpatient basis. Over the succeeding 17 years, we have consistently sought and implemented opportunities to expand our services through acquisitions and start-up development activities that complement our historic focus on orthopaedic, rehabilitative and sports medicine services and that provide independent platforms for growth. Our acquisitions and internal growth have enabled HEALTHSOUTH to become one of the largest providers of healthcare services in the United States. The following sections discuss the range of services we offer in our inpatient and other clinical services and outpatient services business segments. See Note 14 of "Notes to Consolidated Financial Statements" for financial information concerning these segments.

Outpatient Services Segment

     Our outpatient services segment includes our outpatient rehabilitation facilities, our outpatient surgery centers and our outpatient diagnostic centers. We are the largest operator of outpatient rehabilitation facilities, outpatient surgery centers and outpatient diagnostic centers in the United States.

     OUTPATIENT REHABILITATION SERVICES. As of December 31, 2001, we provided outpatient rehabilitative healthcare services through approximately 1,415 locations in all 50 states, Puerto Rico and the United Kingdom, including freestanding outpatient centers, outpatient satellites of inpatient facilities and outpatient facilities managed under contract. This constitutes the largest network of outpatient rehabilitation facilities in the United States. Our outpatient rehabilitation centers offer a comprehensive range of rehabilitative healthcare services, including physical therapy and occupational therapy, that are tailored to the individual patient's needs, focusing predominantly on orthopaedic, sports-related, work-related, hand and spine injuries and various neurological/neuromuscular conditions. Continuing emphasis on containing increases in healthcare costs, as evidenced by Medicare's prospective payment system, the growth in managed care and the various alternative healthcare reform proposals, has resulted in earlier discharge of patients from acute-care facilities. As a result, many hospital patients do not receive the intensity of services that may be necessary for them to achieve a full recovery from their diseases, disorders or traumatic conditions. Our outpatient rehabilitation services play a significant role in the continuum of care because they provide hospital-level services, in terms of intensity, quality and frequency, in a more cost-effective setting.

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

     OUTPATIENT SURGERY SERVICES. As of December 31, 2001, we provided outpatient surgery services through 213 freestanding surgery centers in 38 states. This constitutes the largest network of outpatient surgery centers in the United States. Over 80% of our outpatient surgery centers are located in markets served by our rehabilitation facilities, enabling us to pursue opportunities for cross-referrals between surgery and rehabilitation facilities, as well as to centralize administrative functions.

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

     DIAGNOSTIC SERVICES. We are the largest operator of freestanding outpatient diagnostic centers in the United States. Over 85% of our diagnostic centers are located in markets served by our rehabilitation facilities. At December 31, 2001, we operated 135 diagnostic centers in 29 states and the District of Columbia. Our diagnostic centers provide outpatient diagnostic imaging services, including MRI services, CT services, X-ray services, ultrasound services, mammography services, nuclear medicine services and fluoroscopy. Not all services are provided at all sites; however, most of our diagnostic centers are multi-modality centers offering multiple types of service.

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

     OUTPATIENT SERVICES MANAGEMENT. Our outpatient services are managed by local market managers, who are responsible for all outpatient services in particular local markets, and regional market leaders, who are responsible for overseeing the market managers in particular regions. The market leaders report to the president of our Ambulatory Services Division. This management approach, introduced in September 1999, replaced an earlier system which had separate, corporate-office-based management teams for each line of business. The new structure puts significant authority for operations, development and managed care contracting decisions in the hands of experienced managers who are positioned to respond to particular local and regional demands, trends and opportunities, with a full range of centralized corporate support resources backing them up. We believe that this approach allows us to better leverage our comparative regional advantage in terms of market share, relationships with payors, physicians and referral sources, and local market knowledge and experience.

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

Inpatient and Other Clinical Services Segment

     Our inpatient and other clinical services segment includes the operations of our inpatient rehabilitation facilities and medical centers, as well as the operations of certain other clinical services which are managerially aligned with our inpatient services. During the year ended December 31, 2001, our inpatient rehabilitation facilities achieved an overall utilization, based on patient days and available beds, of 79.9%. In measuring patient utilization of our inpatient facilities, various factors must be considered. Due to market demand, demographics, start-up status, renovation, patient mix and other factors, we may not treat all licensed beds in a particular facility as available beds, which sometimes results in a material variance between licensed beds and beds actually available for utilization at any specific time. We are generally in a position to increase the number of available beds at such facilities as market conditions dictate.

     INPATIENT REHABILITATION FACILITIES. At December 31, 2001, we operated 118 inpatient rehabilitation facilities with 7,611 licensed beds in the continental United States, representing the largest group of affiliated proprietary inpatient rehabilitation facilities in the nation, as well as a 70-bed rehabilitation hospital in Australia and a 30-bed rehabilitation facility in Puerto Rico. Effective December 31, 2001, we sold four non-strategic inpatient rehabilitation facilities with 222 licensed beds. Our inpatient rehabilitation facilities provide high-quality comprehensive services to patients who require intensive institutional rehabilitation care.

     We believe that the key factors influencing the inpatient rehabilitation services business are cost and quality of care, clinical outcomes, relationships with payors, case managers, discharge planners and referral sources, and reimbursement rates. We believe that our reputation for quality of care and cost-effectiveness positions us well with payors and others to compete for patients. In addition, we believe that the economies of scale that we enjoy and the standardized clinical protocols that we utilize enable us to operate our inpatient rehabilitation facilities in a cost-effective manner that we expect will benefit us under the new PPS system, which is in effect for cost reporting years beginning on or after January 1, 2002. See this Item, "Business -- Regulation". Further, we believe that our strategy of joint venturing our rehabilitation hospitals with nearby tertiary-care hospitals, where appropriate opportunities exist, enables us to enhance our clinical and research activities, to obtain various support and ancillary services from the acute-care hospitals without duplication of resources, and to provide a more coordinated continuum of care for the constituencies served by those acute-care hospitals.

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

     MEDICAL CENTERS. At December 31, 2001, we operated four medical centers with 925 licensed beds in three geographic markets, including one facility managed under contract. These facilities provide general and specialty medical and surgical healthcare services, emphasizing orthopaedics, sports medicine and rehabilitation. We acquired our medical centers as outgrowths of our rehabilitative healthcare services. Often, patients require medical and surgical interventions prior to the initiation of their rehabilitative care. In each of the markets in which we have acquired a medical center, we had well-established relationships with the medical communities serving each facility. Following the acquisition of each of our medical centers, we have provided the resources to improve upon the physical plant and expand services through the introduction of new technology. We have also developed additional relationships between these facilities and certain university facilities, including the University of Miami, Auburn University and the University of Alabama at Birmingham. Through these relationships, the influx of celebrity athletes and personalities and the acquisition of new technology, all of our medical centers have improved their operating efficiencies and enhanced census.

     Each of our medical center facilities is licensed as an acute-care hospital, is accredited by the JCAHO and participates in the Medicare acute-care prospective payment system. See this Item, "Business -- Regulation".


     In March 2001, we announced plans to replace our existing Birmingham, Alabama medical center facility with a new "digital hospital" which will be located on the campus of our corporate headquarters in Birmingham and is intended to integrate many significant technological advances in healthcare that, due to incompatible computer systems, lack of integration among equipment manufacturers and other obstacles, have limited impact to date in the hospital industry. We believe that this new model for acute-care delivery will enhance efficiency, safety and quality of care from the perspective of both physicians and patients.


Other Patient Care Services

     In some markets, we provide other patient care services, including physician services and contract management of hospital-based rehabilitative healthcare services. We evaluate market opportunities on a case-by-case basis in determining whether to provide additional services of these types, which may be complementary to facility-based services we provide or stand-alone businesses. These services are included within our business segment with which they are most closely aligned in the particular local market.


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

     We also carry out broader programs designed to further enhance our name recognition and association with amateur and professional athletics. Among these is the HEALTHSOUTH Sports Medicine Council, involving well-known professional and amateur athletes and sports medicine specialists, which is dedicated to developing educational programs focused on athletics for use in high schools. We have ongoing relationships with the Professional Golfers Association, the Senior Professional Golfers Association, the Ladies Professional Golf Association, the Southwestern Athletic Conference, and other professional and amateur sports organizations, as well as numerous universities, colleges and high schools to provide sports medicine coverage of events and rehabilitative healthcare services for injured athletes. In addition, we have established relationships with or provided treatment services for athletes from some 40-50 professional sports teams, as well as providing sports medicine services for Olympic and amateur athletes. In 1996, HEALTHSOUTH and the United States Olympic Committee established the Richard M. Scrushy/HEALTHSOUTH Sports Medicine and Sport Science Center at the USOC's Colorado Springs campus.

     We maintain a Web site at www.healthsouth.com, which provides information on our company, health information, targeted information and services for physicians and patients, links to our Securities and Exchange Commission filings and press releases, a facility locator and links to other relevant information, as well as other specialized Web sites. We believe that our Web sites enhance consumer and physician awareness of our services and locations and access to those services, as well as providing a valuable resource for health information related to the services that we provide.

     We are a national sponsor of the United Cerebral Palsy Association and the National Arthritis Foundation and support many other charitable organizations on national and local levels. Through these endeavors, we and our employees are able to support charitable organizations and activities within the communities served by our facilities.


SOURCES OF REVENUES

     Most of our revenues come from non-governmental revenue sources. The following table sets forth the percentages of our revenues from various sources for the periods indicated:

                                            YEAR ENDED          YEAR ENDED
       SOURCE                           DECEMBER 31, 2000    DECEMBER 31, 2001
       ------------------------------   -----------------    -----------------
       Medicare .....................          29.0%                31.1%
       Commercial (1) ...............          43.1                 42.6
       Workers' Compensation ........          12.0                 11.9
       All Other Payors (2) .........          15.9                 14.4
                                              -----                -----
                                              100.0%               100.0%
                                              =====                =====

----------------
(1) Includes commercial insurance, HMOs, PPOs and other managed care plans.

(2) Medicaid is included in this category, representing approximately 3.0% of 2000 revenues and 2.6% of 2001 revenues.

     See this Item, "Business -- Regulation -- Medicare Participation and Reimbursement" for a description of some of the reimbursement regulations applicable to our facilities.


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

     Our medical centers are located in three urban areas of the country, all with well established healthcare services provided by a number of proprietary, not-for-profit, and municipal hospital facilities. Our facilities compete directly with these local hospitals as well as various nationally recognized centers of excellence in orthopaedics, sports medicine and other specialties. Because our facilities enjoy a national and international reputation for orthopaedic surgery and sports medicine, we believe that our medical centers' level of service and continuum of care enable them to compete successfully, both locally and nationally.

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

     Licensure and certification are separate, but related, regulatory activities. Licensure is usually a state or local requirement, and certification is a federal requirement. In almost all instances, licensure and certification will follow specific standards and requirements that are set forth in readily available public documents. Compliance with the requirements is monitored by annual on-site inspections by representatives of various government agencies. All of our inpatient rehabilitation facilities and medical centers and substantially all of our surgery centers are currently required to be licensed, but only the outpatient rehabilitation facilities located in Alabama, Arizona, Kentucky, Maryland, Massachusetts, New Hampshire, New Mexico and Rhode Island currently must satisfy such a licensing requirement. Most states do not require diagnostic facilities to be licensed.


Medicare Participation and Reimbursement


     In order to participate in the Medicare program and receive Medicare reimbursement, each facility must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, the type of facility, its equipment, its personnel and its standards of medical care, as well as compliance with all state and local laws and regulations. All of our inpatient facilities participate in the Medicare program. Approximately 1,057 of our outpatient rehabilitation facilities currently participate in, or are awaiting the assignment of a provider number to participate in, the Medicare program. All of our surgery centers and 121 of our diagnostic centers are certified (or awaiting certification) under the Medicare program. Our Medicare-certified facilities, inpatient and outpatient, undergo annual on-site Medicare certification surveys in order to maintain their certification status. Failure to comply with the program's conditions of participation may result in loss of program reimbursement or other governmental sanctions. We have developed our operational systems to attempt to assure compliance with the various standards and requirements of the Medicare program and have established ongoing quality assurance activities to monitor compliance.

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

     The acute-care PPS program has been beneficial for the rehabilitation segment of the healthcare industry because of the economic pressure on acute-care hospitals to discharge patients as soon as possible. The result has been increased demand for rehabilitation services for those patients discharged early from acute-care hospitals. Freestanding inpatient rehabilitation facilities have been exempt from PPS, and inpatient rehabilitation units within acute-care hospitals have been eligible to obtain an exemption from PPS upon satisfaction of certain federal criteria. As discussed above, freestanding inpatient rehabilitation facilities and hospital-based inpatient rehabilitation units are being placed under a PPS to be phased in beginning January 1, 2002.

     As of December 31, 2001, 17 of our outpatient centers were Medicare-certified Comprehensive Outpatient Rehabilitation Facilities ("CORFs") and 951 were Medicare-certified rehabilitation agencies or satellites. Additionally, we had certification applications pending for 89 rehabilitation agency sites (including satellites.) Through December 31, 1998, CORFs were reimbursed reasonable costs (subject to certain limits) for services provided to Medicare beneficiaries, and outpatient rehabilitation facilities certified by Medicare as rehabilitation agencies were reimbursed on the basis of the lower of reasonable costs for services provided to Medicare beneficiaries or charges for such services. Outpatient rehabilitation facilities which are physician-directed clinics, as well as outpatient surgery centers, are reimbursed by Medicare on a fee screen basis; that is, they receive a fixed fee, which is determined by the geographical area in which the facility is located, for each procedure performed. From January 1, 1999,

CORFs and rehabilitation agencies are reimbursed on a fee screen basis as well. Our outpatient rehabilitation facilities submit monthly bills to their fiscal intermediaries for services provided to Medicare beneficiaries.

     Through December 31, 2001, inpatient facilities (other than the medical center facilities) either were not covered by PPS or were exempt from PPS, and were cost-reimbursed, receiving the lower of reasonable costs or charges. Typically, the fiscal intermediary pays a set rate based on the prior year's costs for each facility. Annual cost reports are filed with our fiscal intermediary and payment adjustments are made, if necessary.

     As part of the Balanced Budget Act of 1997, Congress directed the United States Department of Health and Human Services to develop regulations that would subject inpatient rehabilitation hospitals to a PPS, which was originally expected to be phased in beginning April 2001, and to be fully implemented by April 2003. The Act required that the rates must equal 98% of the amount of payments that would have been if the PPS had not been adopted. More recently, the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 amended the requirements of the Balanced Budget Act to require that rates for federal fiscal year 2002 must equal 100% of the amount of payments that would have been made if the PPS had not been adopted and to allow inpatient rehabilitation facilities to elect to transition immediately to full PPS reimbursement in their first cost reporting year beginning after the effective date of PPS implementation, instead of having PPS phased in over three cost reporting years, as originally required. Under the final regulations governing inpatient rehabilitation PPS, the new system is in effect for cost reporting years beginning on or after January 1, 2002. In addition, the Act requires the establishment of a PPS for hospital outpatient department services, effective for services furnished beginning in 1999. Regulations implementing that requirement became effective August 1, 2000. Those regulations have not had a material effect on us to date, and we do not expect them to do so in the future.

     In June 1998, CMS issued proposed rules setting forth new payment classifications which would significantly change Medicare reimbursement for outpatient surgery centers. However, these proposed rules have not been promulgated in final form, and we cannot currently predict when final rules, if any, will be adopted or the content or effect on our operations of those rules.

     Over the past several years an increasing number of healthcare providers have been accused of violating the federal False Claims Act. That Act prohibits the knowing presentation of a false claim to the United States government, and provides for penalties equal to three times the actual amount of any overpayments plus $5,500 to $11,000 per claim. In addition, the False Claims Act allows private persons, known as "relators", to file complaints under seal and provides a period of time for the government to investigate such complaints and determine whether or not to intervene in them and take over the handling of all or part of such complaints. Because of the sealing provisions of the False Claims Act, it is possible for healthcare providers to be subject to False Claims Act suits for extended periods of time without notice of such suits or an opportunity to respond to them. Because we perform thousands of similar procedures a year for which we are reimbursed by Medicare and other federal payors and there is a relatively long statute of limitations, a billing error or cost reporting error could result in significant civil or criminal penalties under the False Claims Act or other laws. We are currently a named defendant in certain unsealed suits under the False Claims Act. See Item 3, "Legal Proceedings".


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

     The so-called "Stark II" provisions of the Omnibus Budget Reconciliation Act of 1993 amend the federal Medicare statute to prohibit the making by a physician of referrals for "designated health services" including physical therapy, occupational therapy, radiology services or radiation therapy, to an entity in which the physician has an investment interest or other financial relationship, subject to certain exceptions. Such prohibition took effect on January 1, 1995 and applies to all of our partnerships with physician partners. On January 9, 1998, the Department of Health and Human Services published proposed regulations (the "Proposed Stark Regulations") under the Stark II statute and solicited comments thereon. On January 4, 2001, the Department of Health and Human Services published final regulations relating to part of the Stark II statute (the "Phase I Final Stark Regulations") and announced its intention to publish a second, "Phase II" set of regulations covering the remainder of the statute and responding to comments received on the Phase I Final Stark Regulations at some unspecified future date, currently predicted to be sometime in 2002. The Phase I Final Stark Regulations, which differ substantially in many respects from the Proposed Stark Regulations, had a specified effective date of January 4, 2002. In addition, a number of states have passed or are considering statutes which prohibit or limit physician referrals of patients to facilities in which they have an investment interest. In response to these regulatory activities, we have restructured most of our partnerships which involve physician investors to the extent required by applicable law, in order to eliminate physician ownership interests not permitted by applicable law. We intend to take such actions as may be required to cause the remaining partnerships to be in compliance with applicable laws and regulations, including, if necessary, the prohibition of physician partners from referring patients. We believe that this restructuring has not adversely affected and will not adversely affect the operations of our facilities.

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

     Our lithotripsy units frequently operate on hospital campuses, and it is possible to conclude that such services are "inpatient and outpatient hospital services" -- a category of designated health services under Stark II. The legislative history of the Stark II statute indicates that the statute was not intended to cover the provision of lithotripsy services by physician-owned lithotripsy providers under contract with a hospital. However, the Phase I Final Stark Regulations indicate that lithotripsy services provided at a hospital would constitute "inpatient and outpatient hospital services" and thus would be subject to Stark
II. Based upon the Phase I Final Stark Regulations and the associated commentary by CMS, we believe that the operations of our lithotripsy partnerships, to the extent that they involve designated health services, either fall within exceptions contained in the Phase I Final Stark Regulations or, depending on the particular situation, might be restructured to comply with them before the effective date of the Phase I Final Stark Regulations. To the extent practicable, we intend to take such steps as may be required to cause such partnerships to be in compliance. If we are required to terminate any of these relationships, we believe such action will not adversely affect our operations. In addition, physicians frequently perform endoscopic procedures in the procedure rooms of our surgery centers, and it is possible to construe such services to be "designated health services". While we do not believe that Stark II was intended to apply to such services, if that were determined to be the case, we intend to take steps necessary to cause the operations of our facilities to comply with the law.

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


INSURANCE

     Beginning December 1, 1993, we became self-insured for professional liability and comprehensive general liability. We purchased coverage for all claims incurred prior to December 1, 1993. In addition, we purchased underlying insurance which would cover all claims once established limits have been exceeded. It is the opinion of management that as of December 31, 2001, we had adequate reserves to cover losses on asserted and unasserted claims.

     In the fourth quarter of 2000, we formed an offshore captive insurance subsidiary to which we have begun to transition the administration of our self-insurance programs. The captive is an independent insurance company primarily designed to insure our first layer of coverage. We purchase commercial insurance for excess layers. Currently, the captive provides primary coverage for our professional and general liability risk, workers' compensation risk and the construction risk associated with the building of our replacement medical center facility in Birmingham, Alabama. We expect to evaluate other lines of insurance suitable for placement with the captive on an ongoing basis.

     In connection with our October 1997 acquisition of Horizon/CMS Healthcare Corporation, we assumed responsibility for handling Horizon/CMS's open professional and general liability claims. We have entered into an agreement with an insurance carrier to assume responsibility for the majority of open claims. Under this agreement, a "risk transfer" converted Horizon/CMS's self-insured claims to insured liabilities consistent with the terms of the underlying insurance policy.


EMPLOYEES

     As of December 31, 2001, we employed approximately 51,537 persons, of whom 33,783 were full-time employees and 17,754 were part-time, pool or per diem employees. Of the above employees, 1,365 (including 446 part-time, pool or per diem employees) were employed at our headquarters in Birmingham, Alabama. Except for approximately 84 employees at one rehabilitation hospital (about 20% of that facility's workforce), none of our employees are represented by a labor union. We are not aware of any current activities to organize our employees at other facilities. Management considers the relationship between HEALTHSOUTH and its employees to be good.

ITEM 2. PROPERTIES.

     Our executive offices occupy a headquarters building of approximately 200,000 square feet in Birmingham, Alabama. The headquarters building was constructed on a 73-acre parcel of land owned by HEALTHSOUTH pursuant to an operating lease structured through a group of financial institutions. Substantially all of our outpatient rehabilitation operations are carried out in leased facilities. We own 33 of our inpatient rehabilitation facilities and lease or operate under management contracts the remainder of our inpatient rehabilitation facilities. Nine of such facilities are leased under an operating lease structured through a group of financial institutions. We also own 60 of our surgery centers and 20 of our diagnostic centers and lease or operate under management arrangements the remainder. We constructed our rehabilitation hospitals in Florence and Columbia, South Carolina, Kingsport and Nashville, Tennessee, Concord, New Hampshire, Dothan, Alabama, Columbia, Missouri, and Charlottesville, Virginia on property leased under long-term ground leases. The property on which our Memphis, Tennessee rehabilitation hospital is located is owned in partnership with Methodist Healthcare -- Memphis Hospitals. We own three of our medical center facilities and manage one under contract. We are constructing our new replacement medical center facility in Birmingham, Alabama pursuant to an operating lease structured through a group of financial institutions. We currently own, and from time to time may acquire, certain other improved and unimproved real properties in connection with our business. See Notes 5 and 7 of "Notes to Consolidated Financial Statements" for information with respect to the properties we own and certain related indebtedness.

     In management's opinion, our physical properties are adequate for our needs for the foreseeable future, and are consistent with our expansion plans described elsewhere in this Annual Report on Form 10-K.

     The following table sets forth a listing of our primary domestic patient care services locations (including both facilities owned or leased by HEALTHSOUTH and facilities under management agreements or similar arrangements) at December 31, 2001:



                                INPATIENT
                             REHABILITATION                            OUTPATIENT
                               FACILITIES            MEDICAL         REHABILITATION    SURGERY    DIAGNOSTIC
STATE                           (BEDS)(1)       CENTERS (BEDS)(1)      CENTERS(2)      CENTERS     CENTERS
--------------------------   --------------     -----------------    --------------    -------    ----------
Alabama ..................     8      (382)         2 (538)                   39             7           6
Alaska ...................                                                     7             1           1
Arizona ..................     4      (246)                                   33             4           2
Arkansas .................     5      (284)                                   21             2
California ...............     3      (152)                                   53            51           4
Colorado .................     1       (50)                                   36             5           5
Connecticut ..............                                                    33             4
Delaware .................                                                     6             1
District of Columbia .....                                                     1                         1
Florida ..................    11      (727)         1 (281)                  142            16           7
Georgia ..................     1       (55)                                   45             4          11
Hawaii ...................                                                    11             2
Idaho ....................                                                     2             1
Illinois .................     1       (37)                                   58             7           7
Indiana ..................     4      (210)                                   10             2           1
Iowa .....................                                                     4             2           1
Kansas ...................     4      (244)                                   17                         1
Kentucky .................     2       (80)                                    8             6
Louisiana ................     4      (267)                                   10             2           3
Maine ....................     2      (125)                                    8
Maryland .................     1       (49)                                   35            10          13
Massachusetts ............     7      (707)                                   58                         3
Michigan .................     1       (30)                                   15
Minnesota ................                                                    16             2
Mississippi ..............                                                     9             3           1
Missouri .................     3      (163)                                   60             7           4
Montana ..................                                                     4             1
Nebraska .................                                                     5
Nevada ...................     4      (272)                                   23             3           1
New Hampshire ............     2       (74)                                    9
New Jersey ...............     1      (125)                                   69             3           2
New Mexico ...............     1       (61)                                    7             1
New York .................                                                    48                         2
North Carolina ...........                                                    45             9           2
North Dakota .............                                                     2
Ohio .....................                                                    37             8           2
Oklahoma .................     2      (141)                                   23             5           3
Oregon ...................                                                    25             2
Pennsylvania .............    14    (1,077)                                   75             6           9
Rhode Island .............                                                     2             2
South Carolina ...........     4      (259)                                   22             2           3
South Dakota .............                                                     1
Tennessee ................     5      (319)                                   42             5           4
Texas ....................    16    (1,079)         1 (106)                  125            17          27
Utah .....................     1       (84)                                   10             3           2
Vermont ..................                                                     1
Virginia .................     2       (90)                                   31                         5
Washington ...............                                                    58             4           2
West Virginia ............     4      (222)                                    3             1
Wisconsin ................                                                     7             2
Wyoming ..................                                                     2

----------------
(1) "Beds" refers to the number of beds for which a license or certificate of need has been granted, which may vary materially from beds available for use.

(2) Includes freestanding outpatient centers and their satellites, outpatient satellites of inpatient rehabilitation facilities and outpatient facilities managed under contract.

     In addition, at December 31, 2001, we operated one outpatient rehabilitation center in the United Kingdom, one 70-bed rehabilitation hospital in Australia and one 30-bed inpatient rehabilitation facility and one outpatient rehabilitation center in Puerto Rico, as well as numerous locations in various states providing other services. We also provided occupational medicine services at four industrial plants in Canada. Effective December 31, 2001, we sold four non-strategic inpatient rehabilitation facilities included in the above table. These facilities had a total of 222 licensed beds.

ITEM 3. LEGAL PROCEEDINGS.

     In the ordinary course of our business, we may be subject, from time to time, to claims and legal actions by patients and others. We do not believe that any such pending actions, if adversely decided, would have a material adverse effect on our financial condition. See Item 1, "Business -- Insurance" for a description of our insurance coverage arrangements.

     From time to time, we appeal decisions of various rate-making authorities with respect to Medicare rates established for our facilities. These appeals are initiated in the ordinary course of business. Management believes that adequate reserves have been established for possible adverse decisions on any pending appeals and that the outcomes of currently pending appeals, either individually or in the aggregate, will have no material adverse effect on our operations.

SECURITIES LITIGATION

     We were served with various lawsuits filed beginning September 30, 1998 purporting to be class actions under the federal and Alabama securities laws. Such lawsuits were filed following a decline in our stock price at the end of the third quarter of 1998. Seven such suits were filed in the United States District Court for the Northern District of Alabama. In January 1999, those suits were ordered to be consolidated under the case style In re HEALTHSOUTH Corporation Securities Litigation, Master File No. CV98-O-2634-S. On April 12, 1999, the plaintiffs filed a consolidated amended complaint against us and certain of our current and former officers and directors alleging that, during the period April 24, 1997 through September 30, 1998, the defendants misrepresented or failed to disclose certain material facts concerning our business and financial condition and the impact of the Balanced Budget Act of 1997 on our operations in order to artificially inflate the price of our common stock and issued or sold shares of such stock during the purported class period, all allegedly in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Certain of the named plaintiffs in the consolidated amended complaint also claim to represent separate subclasses consisting of former stockholders of Horizon/CMS Healthcare Corporation and National Surgery Centers, Inc. who received shares of HEALTHSOUTH common stock in connection with our acquisition of those entities and assert additional claims under Section 11 of the Securities Act of 1933 with respect to the registration of securities issued in those acquisitions.

     Another suit, Peter J. Petrunya v. HEALTHSOUTH Corporation, et al., Civil Action No. 98-05931, was filed in the Circuit Court for Jefferson County, Alabama, alleging that during the period July 16, 1996 through September 30, 1998 the defendants misrepresented or failed to disclose certain material facts concerning our business and financial condition, allegedly in violation of Sections 8-6-17 and 8-6-19 of the Alabama Securities Act. The Petrunya complaint was voluntarily dismissed by the plaintiff without prejudice in January 1999. Additionally, a suit styled Dennis Family Trust v. Richard M. Scrushy, et al., Civil Action No. 98-06592, has been filed in the Circuit Court for Jefferson County, Alabama, purportedly as a derivative action on behalf of HEALTHSOUTH. That suit largely replicates the allegations originally set forth in the individual complaints filed in the federal actions described in the preceding paragraph and alleges that our then-current directors, certain former directors and certain officers breached their fiduciary duties to HEALTHSOUTH and engaged in other allegedly tortious conduct. The plaintiff in that case has forborne pursuing its claim thus far pending further developments in the federal action, and the defendants have not yet been required to file a responsive pleading in the case.

     We filed a motion to dismiss the consolidated amended complaint in the federal action in late June 1999. On September 13, 2000, the magistrate judge issued his report and recommendation, recommending that the court dismiss the amended complaint in its entirety, with leave to amend. The plaintiffs objected to that report, and we responded to that objection. On December 20, 2000, without oral argument, the court issued an order rejecting the magistrate judge's report and recommendation and denying our motion to dismiss. We believed that the December 20, 2000 order failed to follow the standards required under the Private Securities Litigation Reform Act of 1995 and Rule 9(b) of the Federal Rules of Civil Procedure, and we filed a motion asking the court to reconsider that order or to certify it for an interlocutory appeal to the United States Eleventh Circuit Court of Appeals. Oral argument on that motion was held on March 2, 2001, and the court denied that motion on March 12, 2001. The court has scheduled a hearing on the plaintiff's motion for class certification for April 23, 2002. We believe that all claims asserted in the above suits are without merit, and expect to vigorously defend against such claims. Because such suits remain at an early stage, we cannot currently predict the outcome of any such suits or the magnitude of any potential loss if our defense is unsuccessful.

CERTAIN MEDICARE LITIGATION

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

     In late December 2001, the United States Department of Justice filed a Notice of Election to Intervene in Part and to Decline to Intervene in Part in a case styled United States ex rel. DeWayne Manning v. HEALTHSOUTH Corporation, No. CV-99-BE-2150-S, filed in the United States District Court for the Northern District of Alabama. The Department's Notice indicated that it was partially intervening in a complaint under the federal False Claims Act filed by a former employee of HEALTHSOUTH which alleged that certain physical therapy practices, primarily involving the use of physical therapy aides and other assistive personnel, violated Medicare regulations related to the provision of physical therapy to Medicare beneficiaries in freestanding outpatient centers. The Notice also indicated that the Department was declining to intervene in any other claims asserted by the relator, but that the Department intended to assert other claims relating to alleged violations of certain regulations relating to technical documentation requirements for Medicare physical therapy claims, that the Department may seek to consolidate other cases containing similar allegations, and that the Department intended to file a complaint with respect to such allegations within 120 days. On January 15, 2002, the Court entered an Order unsealing the original relator's complaint, granting the Department 120 days from that date to file and serve its complaint, and prohibiting the relator from serving his complaint until the Department served its new complaint. We are aware of approximately four similar complaints that were filed under seal in three other federal district courts, in at least two of which the Department has filed a substantially identical notice of partial intervention and in at least one of which the Department has declined to intervene. We have not been served with any of the underlying complaints to date. Based upon the information available to us, we believe that the Department's theory with respect to the issues regarding the use of physical therapy aides and other assistive personnel is without support in applicable law or regulation and is inconsistent with traditionally accepted practices in the physical therapy industry. Accordingly, we expect to vigorously defend against the claims asserted at such time as we are served with the complaints. However, because of the preliminary status of this litigation, it is not possible to predict at this time the outcome or effect of this litigation or the length of time it will take to resolve this litigation.

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

     On February 19, 1998, the State of Michigan filed a criminal complaint against Horizon/CMS, four former employees of the facility and one former Horizon/CMS regional manager, alleging various violations in 1995 and 1996 of certain statutes relating to patient care, patient medical records and the making of false statements with respect to the condition or operations of the facility (State of Michigan v. Horizon/CMS Healthcare Corp., et al., Case No. 98-630-FY, State of Michigan District Court 54B). After a lengthy pretrial hearing phase, in mid-2001 Horizon/CMS was bound over for trial on twelve counts The maximum fines chargeable against Horizon/CMS under the counts alleged in the complaint (exclusive of charges against the individual defendants, some of which charges may result in indemnification obligations for Horizon/CMS) aggregate $67,000. Horizon/CMS denies the allegations made in the complaint and expects to vigorously defend against the charges. Because of the preliminary status of this litigation, it is not possible to predict at this time the outcome or effect of this litigation or the length of time it will take to resolve this litigation.


Lawsuit by Former Shareholders of Communi-Care, Inc. and Pro Rehab, Inc.

     On May 28, 1997, Continental Medical Systems, Inc. ("CMS"), a Horizon/CMS subsidiary acquired in 1995, was served with a lawsuit styled Kenneth Hubbard and Lynn Hubbard v. Rocco Ortenzio, Robert A. Ortenzio and Continental Medical Systems, Inc., No. 3:97 CV294MCK, filed in the United States District Court for the Western District of North Carolina, Charlotte Division, by the former shareholders of Communi-Care, Inc. and Pro Rehab, Inc. seeking damages arising out of certain "earnout" provisions of the definitive purchase agreements under which CMS purchased the outstanding stock of Communi-Care, Inc. and Pro Rehab, Inc. from such shareholders. The plaintiffs allege that the manner in which CMS and the other defendants operated the companies after their acquisition breached its fiduciary duties to the plaintiffs, constituted fraud, gross negligence and bad faith and a breach of their employment agreements with the companies. As a result of such alleged conduct, the plaintiffs assert that they are entitled to damages in an amount in excess of $27,000,000 from CMS and the other defendants. Some of the plaintiffs' claims were dismissed by order of the court in September 1999. Horizon/CMS believes, based upon its evaluation of the legal and factual matters relating to the plaintiffs' assertions, that it has valid defenses to the plaintiffs' remaining claims and, as a result, intends to vigorously contest such claims. Horizon/CMS has also filed various counterclaims against the plaintiffs. The case continues in the discovery phase and is currently set for trial in July 2002. HEALTHSOUTH cannot now predict the outcome or effect of such litigation or the length of time it will take to resolve such litigation.


Texas Nursing Facility Litigation

     Horizon/CMS was the defendant in a case styled Cecil Fuqua, as Executor of the Estate of Wyvonne Fuqua, Deceased, v. Horizon/CMS Healthcare Corporation, Civil Action No. 4-98-CV-1087-Y, United States District Court for the Northern District of Texas, Fort Worth Division. This case involved injuries allegedly suffered by a resident at the Heritage Western Hills nursing facility. Horizon/CMS tendered the claim to its insurance carrier, which accepted coverage and provided a defense through the carrier's selected counsel. In October 2000, the court issued a sanctions order effectively preventing Horizon/CMS from raising any defense as to liability in the matter, and in February 2001, the jury returned a verdict against Horizon/CMS for actual damages totaling approximately $2,765,000 (plus 10% per annum prejudgment interest) and $310,000,000 in punitive damages. After trial, the case was settled for $20,000,000, of which approximately $9,000,000 was directly paid by the primary insurance carrier. Horizon/CMS has filed a claim for reimbursement for the remaining amount with the excess carrier, and believes that such amount is due to be reimbursed by the excess carrier under the applicable policy terms.

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


                                              REPORTED
                                             SALE PRICE
                                          -----------------
                                          HIGH          LOW
                                          ----          ---
  2000
  ----
  First Quarter ....................    $  7.31      $  4.75
  Second Quarter ...................       8.56         5.38
  Third Quarter ....................       8.12         5.19
  Fourth Quarter ...................      17.50         8.12

  2001
  ----
  First Quarter ....................    $ 16.50      $ 12.55
  Second Quarter ...................      15.97        11.40
  Third Quarter ....................      18.30        14.35
  Fourth Quarter ...................      16.50        11.99


     The closing price per share for HEALTHSOUTH common stock on the New York Stock Exchange on March 22, 2002 was $13.74.

     There were approximately 6,684 holders of record of HEALTHSOUTH common stock as of March 22, 2002.

     We have never paid cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We currently anticipate that any future earnings will be retained to finance our operations.



RECENT SALES OF UNREGISTERED SECURITIES

     We had no unregistered sales of equity securities in 2001.

ITEM 6. SELECTED FINANCIAL DATA.

     Set forth below is a summary of selected consolidated financial data for HEALTHSOUTH for the years indicated. All amounts have been restated to reflect the effects of the 1997 acquisition of Health Images, Inc. and the 1998 acquisition of National Surgery Centers, Inc. ("NSC"), each of which was accounted for as a pooling of interests.


                                                                           YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------------------------
                                                       1997          1998          1999          2000            2001
                                                       ----          ----          ----          ----            ----
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
 Revenues .......................................  $3,123,176    $4,006,074    $4,072,107    $4,195,115      $4,380,477

 Operating unit expenses ........................    1,952,189     2,491,914     2,688,849     2,816,363       2,905,043
 Corporate general and administrative
   expenses .....................................      87,512       112,800       149,285       148,023         167,206
 Provision for doubtful accounts ................      74,743       112,202       342,708        98,037         107,871
 Depreciation and amortization ..................     257,136       344,591       374,248       360,847         375,270
 Merger and acquisition related expenses (1).....      15,875        25,630            --            --              --
 Loss on sale of assets .........................          --        31,232            --            --         174,127 (2)
 Impairment and restructuring charges (2) .......          --       483,455       121,037            --              --
 Loss on termination of credit facility (2) .....          --            --            --            --           6,475
 Interest expense ...............................     112,529       148,163       176,652       221,595         218,100
 Interest income ................................      (6,004)      (11,286)      (10,587)       (9,104)         (7,349)
                                                   ----------    ----------    ----------    ----------      -----------
                                                    2,493,980     3,738,701     3,842,192     3,635,761       3,946,743
                                                   ----------    ----------    ----------    ----------      -----------
 Income before income taxes and minority
   interests ....................................     629,196       267,373       229,915       559,354         433,734
 Provision for income taxes .....................     213,668       143,347        66,929       181,808         139,467
                                                   ----------    ----------    ----------    ----------      -----------
                                                      415,528       124,026       162,986       377,546         294,267
 Minority interests .............................      72,469        77,468        86,469        99,081          91,880
                                                   ----------    ----------    ----------    ----------      -----------
 Net income .....................................  $  343,059    $   46,558    $   76,517    $  278,465      $  202,387
                                                   ==========    ==========    ==========    ==========      ===========
 Weighted average common shares
   outstanding ..................................     366,768       421,462       408,195       385,666         389,717
                                                   ==========    ==========    ==========    ==========      ===========
 Net income per common share ....................  $     0.94    $     0.11    $     0.19    $     0.72      $     0.52
                                                   ==========    ==========    ==========    ==========      ===========
 Weighted average common shares
   outstanding -- assuming dilution .............     386,211       432,275       414,570       391,016         399,227
                                                   ==========    ==========    ==========    ==========      ===========
 Net income per common share -- assuming
   dilution .....................................  $     0.89    $     0.11    $     0.18    $     0.71      $     0.51
                                                   ==========    ==========    ==========    ==========      ===========



                                                                                 DECEMBER 31,
                                                   ---------------------------------------------------------------------
                                                      1997          1998          1999          2000           2001
                                                      ----          ----          ----          ----           ----
                                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
 Cash and marketable securities .........          $  185,018    $  142,513    $  132,882    $  180,407     $   278,456
 Working capital ........................             612,917       945,927       852,711     1,048,204       1,377,459
 Total assets ...........................           5,566,324     6,778,209     6,890,484     7,380,440       7,579,237
 Long-term debt (3) .....................           1,614,961     2,830,926     3,114,648     3,211,829       3,026,947
 Stockholders' equity ...................           3,290,623     3,423,004     3,206,362     3,526,454       3,796,924

----------------
(1) Expenses related to the Health Images acquisition in 1997 and the NSC acquisition in 1998.
(2) See "Notes to Consolidated Financial Statements".
(3) Includes current portion of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL


     The following discussion is intended to facilitate the understanding and assessment of significant changes and trends related to our consolidated results of operations and financial condition, including various factors related to acquisitions and divestitures we have made during the periods indicated, the timing and nature of which have significantly affected our consolidated results of operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

     On June 29, 1999, we acquired from Mariner Post-Acute Network, Inc. ("Mariner") substantially all of the assets of Mariner's American Rehability Services division, which operated approximately 160 outpatient rehabilitation centers in 18 states (the "Rehability Acquisition"). The net cash purchase price was approximately $54,521,000. The Rehability Acquisition was accounted for under the purchase method of accounting and, accordingly, the acquired operations are included in our consolidated financial statements from the respective date of acquisition (see Note 9 of "Notes to Consolidated Financial Statements" for further discussion). The Rehability Acquisition was our only material acquisition in the three years ended December 31, 2001.

     During the second quarter of 2001, we sold substantially all of our occupational medicine operations to US Healthworks, Inc. and our Richmond, Virginia medical center to HCA -- The Healthcare Company. These transactions yielded net cash proceeds of approximately $98,882,000 and a net loss on the sale of assets of $139,883,000.

     During the fourth quarter of 2001, we sold our diagnostic operations in the United Kingdom to Lodestone Patient Care, Limited and four non-strategic rehabilitation hospitals to Meadowbrook Healthcare Corporation. These transactions yielded net cash proceeds of approximately $31,919,000 and a net loss on sale of assets of $18,847,000. We also completed a sale-leaseback transaction for thirteen of our facilities which yielded net cash proceeds of $79,735,000 and a net loss on the sale of assets of $15,397,000.

     Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires an enterprise to report operating segments based upon the way its operations are managed. This approach defines operating segments along the lines used by management to assess performance and make operating and resource allocation decisions. Based on our management and reporting structure, segment information has been presented for inpatient and other clinical services, outpatient services and non-patient care services.

     The inpatient and other clinical services segment includes the operations of our inpatient rehabilitation facilities and medical centers, as well as the operations of certain physician practices and other clinical services which are managerially aligned with our inpatient services. The outpatient services segment includes the operations of our outpatient rehabilitation facilities, outpatient surgery centers and outpatient diagnostic centers. The non-patient care services segment includes the operations of our corporate office, general and administrative costs, non-clinical subsidiaries and other operations that are independent of our inpatient and outpatient services segments. See Note 14 of "Notes to Consolidated Financial Statements" for financial data for each of our operating segments.

     There are increasing pressures from many payor sources to control healthcare costs and to reduce or limit increases in reimbursement rates for medical services. There can be no assurance that payments under governmental and third-party payor programs will remain at levels comparable to present levels. In addition, there have been, and we expect that there will continue to be, a number of proposals to limit Medicare reimbursement for certain services. We cannot now predict whether any of these proposals will be adopted or, if adopted and implemented, what effect such proposals would have on us. Changes in reimbursement policies or rates by private or governmental payors could have a material effect on our future results of operations.

     Medicare reimbursement for inpatient rehabilitation services is changing from a cost-based reimbursement system to a prospective payment system ("PPS"), with the phase-in of the PPS having begun January 1, 2002. We believe we are well-positioned and well-prepared for the transition and that our emphasis on cost-effective services means that the inpatient rehabilitation PPS will have a positive effect on our results of operations. Our early experience with payments under PPS has been consistent with our internal estimates. However, because implementation of PPS has only recently begun, we cannot be certain that the ultimate impact of the PPS transition will be consistent with our current expectations. In addition, the climate for both governmental and non-governmental reimbursement frequently changes, and future changes in reimbursement rates could have a material effect on our financial condition or results of operations.

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


CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Those reported amounts could differ, in some cases materially, if we made different estimates and judgments with respect to particular items in our financial statements. We make such estimates and judgments based on our historical experience and on assumptions that we believe are reasonable under the circumstances in an effort to ensure that our financial statements fairly reflect our financial condition and results of operations. We describe some of the most important policies that we follow in making such estimates and judgments below.


Revenues and Contractual Reserves

     Our revenues include net patient service revenues and other operating revenues. Net patient service revenues are reported at estimated net realizable amounts from patients, insurance companies, third-party payors (primarily Medicare and Medicaid) and others for services rendered. Revenues from third-party payors also include estimated retroactive adjustments under reimbursement agreements that are subject to final review and settlement by appropriate authorities. We estimate contractual adjustments from non-governmental third-party payors based on historical experience and the terms of payor contracts. Our reimbursement from governmental third-party payors is based upon cost reports, Medicare and Medicaid payment regulations and other reimbursement mechanisms which require the application and interpretation of complex regulations and policies, and such reimbursement is subject to various levels of review and adjustment by fiscal intermediaries and others, which may affect the final determination of reimbursement. We estimate net realizable amounts from governmental payors based on historical experience and interpretations of such regulations and policies. In the event that final reimbursement differs from our estimates, our actual revenues and net income, and our accounts receivable, could vary from the amounts reported.


Allowance for Doubtful Accounts

     As with any healthcare provider, some of our accounts receivable will ultimately prove uncollectible for various reasons, including the inability of patients or third-party payors to satisfy their financial obligations to us. We estimate allowances for doubtful accounts based on the specific agings and payor classifications at each facility. Net accounts receivable includes only those amounts we estimate to be collectible based on this evaluation. Unforeseen factors, such as the insolvency of third-party payors, could cause our estimate to be inaccurate and could cause our actual results and the amount of our accounts receivable to vary from amounts reported in our financial statements.


Impairment of Goodwill

     Many of our facilities came to us through acquisitions. We determine the amortization period of the cost in excess of net asset value of purchased facilities based on an evaluation of the facts and circumstances of each individual purchase transaction. The evaluation includes an analysis of historic and projected financial performance, an evaluation of the estimated useful life of the buildings and fixed assets acquired, the indefinite useful life of certificates of need and licenses acquired, the competition within local markets, lease terms where applicable, and the legal terms of partnerships where applicable. We utilize independent appraisers and rely on our own management expertise in evaluating each of the factors noted above. With respect to the carrying value of the excess of cost over net asset value of individual purchased facilities and other intangible assets, we determine on a quarterly basis whether an impairment event has occurred by considering factors such as the market value of the asset, a significant adverse change in legal factors or in the business climate, adverse action by regulators, a history of operating losses or cash flow losses, or a projection of continuing losses associated with an operating entity. The carrying value of excess cost over net asset value of purchased facilities and other intangible assets will be evaluated if the facts and circumstances suggest that it has been impaired. If this evaluation indicates that the value of the asset will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, our carrying value of the asset will be reduced to the estimated fair market value. Fair value is determined based on the individual facts and circumstances of the impairment event, and the available information related to it. Such information might include quoted market prices, prices for comparable assets, estimated future cash flows discounted at a rate commensurate with the risks involved, and independent appraisals. For purposes of analyzing impairment, assets are generally grouped at the individual operational facility level, which is the lowest level for which there are identifiable cash flows. If we acquired the group of assets being tested as part of a purchase business combination, any goodwill that arose as part of the transaction is included as part of the asset grouping.

     In July 2001, the Financial Accounting Standards Board issued FASB Statement No. 142, "Goodwill and Other Intangibles". SFAS No. 142 requires the periodic testing of goodwill for impairment rather than a monthly amortization of the balance. This testing takes place in two steps: (1) the determination of the fair value of a reporting unit, and (2) the determination of the implied fair value of the goodwill. We adopted SFAS No. 142 on January 1, 2002. We are currently evaluating the financial impact of adopting the new policy. Because we have recorded (and expect in the future to record) significant goodwill in connection with acquisitions, the impact of this new policy on our future reported results could be material


RESULTS OF OPERATIONS


Twelve-Month Periods Ended December 31, 1999 and 2000

     Our operations generated revenues of $4,195,115,000 in 2000, an increase of $123,008,000, or 3.0%, as compared to 1999 revenues. Same store revenues for the twelve months ended December 31, 2000 were $4,121,055,000, an increase of $48,948,000, or 1.2%, as compared to the same period in 1999. New store revenues for 2000 were $74,060,000. The increase in revenues was primarily attributable to increases in patient volume. Revenues generated from patients under the Medicare and Medicaid programs respectively accounted for 29.0% and 2.6% of total revenues for 2000, compared to 33.0% and 2.2% of total revenues for 1999. Revenues from any other single third-party payor were not significant in relation to our total revenues. During 2000, same store inpatient days, outpatient visits, surgical cases and diagnostic cases increased 4.6%, 3.5%, 1.8% and 6.2%, respectively. Revenue per inpatient day, outpatient visit, surgical case and diagnostic case for same store operations (decreased) increased by (2.3)%, 0.4%, 1.8% and (10.2)%, respectively.

     Operating unit expenses (expenses excluding corporate general and administrative expenses, provision for doubtful accounts, depreciation and amortization and interest expense) were $2,816,363,000, or 67.1% of revenues, for 2000, compared to 66.0% of revenues for 1999. Same store operating expenses for 2000 were $2,762,795,000, or 67.0% of related revenues. New store operating expenses were $53,568,000, or 72.3% of related revenues. Corporate general and administrative expenses decreased from $149,285,000 in 1999 to $148,023,000 in 2000. Included in corporate general and administrative expenses for the year ended December 31, 1999, is a non-recurring expense item of approximately $29,798,000. This expense item included write-offs of investments and notes of $14,603,000, expenses related to year 2000 remediation of $13,429,000 and expenses related to the proposed spin-off of our inpatient operations of $1,766,000. As part of our evaluation of the proposed spin-off in 1999, we determined that certain notes and investments totaling $14,603,000 should be written off. The year 2000 remediation expenditures were incurred during 1999 while testing for year 2000 compliance. Excluding the non-recurring expense, as a percentage of revenues, corporate general and administrative expenses increased from 2.9% in 1999 to 3.5% in 2000. Total operating expenses were $2,964,386,000, or 70.7% of revenues, for 2000, compared to $2,838,134,000, or
69.7% of revenues, for 1999. The provision for doubtful accounts was $98,037,000, or 2.3% of revenues, for 2000, compared to $342,708,000, or 8.4% of revenues, for 1999. Included in the 1999 provision for doubtful accounts is $117,752,000 in non-recurring expense recognized in the third quarter of 1999 and $139,835,000 in non-recurring expense recognized in the fourth quarter of 1999. The third quarter provision includes the charge-off of accounts receivable of facilities included in the impairment and restructuring charges we recognized in 1998. These accounts receivable were determined to be uncollectible by local and regional operations management personnel who assumed collection responsibilities in the third quarter of 1999 in connection with the restructuring of our outpatient regional business offices, which had previously been responsible for collection activities. Because local and regional operations personnel were more directly involved in interactions with the account obligors (primarily insurance companies and other third-party payors), management determined that their assessment of the collectibility of accounts in view of the specific payor environments in particular markets more accurately reflected the likelihood of collectibility than information derived from the centralized regional business offices. The fourth quarter charge reflected management's decision to adopt a more conservative approach in estimating the allowance for doubtful accounts in view of the information obtained by local and regional operations personnel. This approach focused more heavily upon the specific agings and payor classifications at each facility, as opposed to determining an estimate based primarily on historical write-off rates. Due to a deterioration of the payor environment, including recent payor insolvencies and an increasing tendency of payors to dispute claims, pay claims beyond the time limits contractually allowed or take discounts in excess of those contractually allowed, our days' sales outstanding at the end of the second quarter of 1999 had grown to 94.5 days. Our subsequent reviews uncovered significant volumes of denied or pended claims. Further commitment to collecting these older receivables would have diluted our effectiveness in collecting current, ongoing accounts. Accordingly, we revised our previous estimates of collectibility to reflect the new policy. Excluding the non-recurring charge, the 1999 provision for doubtful accounts was $85,121,000 or 2.1% of revenues.

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

Twelve-Month Periods Ended December 31, 2000 and 2001

     Our operations generated revenues of $4,380,477,000 in 2001, an increase of $185,362,000, or 4.4%, as compared to 2000 revenues. Same store revenues for the twelve months ended December 31, 2001 were $4,234,507,000, an increase of $289,920,000, or 7.3%, as compared to the same period in 2000, excluding facilities in operation in 2000 but no longer in operation in 2001. New store revenues for 2001 were $85,238,000. The increase in revenues was primarily attributable to increases in patient volume. Revenues generated from patients under the Medicare and Medicaid programs respectively accounted for 31.1% and 2.6% of total revenues for 2001, compared to 29.0% and 2.6% of total revenues for 2000. Revenues from any other single third-party payor were not significant in relation to our total revenues. During 2001, same store inpatient days, outpatient visits, surgical cases and diagnostic cases increased 1.5%, 3.9%, 5.3% and 9.8%, respectively. Revenue per inpatient day, outpatient visit, surgical case and diagnostic case for same store operations increased by 2.6%, 0.7%, 0.8% and 4.2%, respectively.

     Operating unit expenses (expenses excluding corporate general and administrative expenses, provision for doubtful accounts, depreciation and amortization and interest expense) were $2,905,043,000, or 66.3% of revenues, for 2001, compared to 67.1% of revenues for 2000. Same store operating expenses for 2001 were $2,790,349,000, or 65.9% of related revenues. New store operating expenses were $58,662,000, or 68.8% of related revenues. Corporate general and administrative expenses increased from $148,023,000 in 2000 to $167,206,000 in 2001. Included in corporate general and administrative expenses for the year ended December 31, 2001, is a non-recurring expense item of approximately $8,248,000 related to the settlement of litigation with the United States Department of Justice. Excluding the non-recurring expense, as a percentage of revenues, corporate general and administrative expenses increased from 3.5% in 2000 to 3.6% in 2001. Total operating expenses were $3,072,249,000, or 70.1% of revenues, for 2001, compared to $2,964,386,000, or 70.7% of revenues, for 2000. The provision for doubtful accounts was $107,871,000, or 2.5% of revenues, for 2001, compared to $98,037,000, or 2.3% of revenues, for 2000. Included in the 2001 provision for doubtful accounts is approximately $10,300,000 due to the charge-off of a portion of the accounts receivable of our Richmond, Virginia medical center, which we sold in the second quarter of 2001. While we retained the facility's accounts receivable, we were dependent on the purchaser to collect the retained accounts receivable for us because it controlled the underlying information and collection systems related to such accounts, and the charge-off reflects our estimate of the shortfall resulting from our inability to control the collection activity. Excluding the non-recurring charge, the 2001 provision for doubtful accounts was $97,571,000, or 2.2% of revenues.

     Depreciation and amortization expense was $375,270,000 for 2001, compared to $360,847,000 for 2000. The increase was primarily attributable to our investment in additional assets. Interest expense decreased to $218,100,000 in 2001, compared to $221,595,000 for 2000 (see "Liquidity and Capital Resources"). For 2001, interest income was $7,349,000, compared to $9,104,000 for 2000. The changes in interest income and interest expense for 2001 were primarily attributable to decreases in effective interest rates.

     In the second quarter of 2001, we recorded a loss of $6,475,000 related to the write-off of unamortized balances of loan fees on a secondary credit facility we had established in 2000 and which we elected to terminate before its stated maturity in 2003. These fees were being amortized over the original term of the facility prior to our decision to terminate the facility early.

     As described above, we recorded a net non-recurring expense item in the second quarter of 2001 of approximately $139,883,000, reflecting the loss on the sale of our Richmond, Virginia medical center and our occupational medicine operations in that quarter. We recorded a net non-recurring expense item in the fourth quarter of 2001 of approximately $18,847,000, related to the loss on the sale of our United Kingdom diagnostic facilities and the sale of four of our inpatient facilities in that quarter. We recorded a net non-recurring expense item in the fourth quarter of 2001 of approximately $15,397,000, related to the loss on a sale-leaseback transaction involving thirteen of our facilities. The thirteen facilities included five rehabilitation hospitals, two surgery centers and six diagnostic centers.

     Income before minority interests and income taxes for 2001 was $433,734,000, compared to $559,354,000 for 2000. Minority interests reduced income before income taxes by $91,880,000 in 2001, compared to $99,081,000 for 2000. The decrease in minority interest expense is due primarily to our repurchase of partnership interests in some of our surgery centers in order to resyndicate those interests to new partners that we believe will enhance the operations of those surgery centers. The provision for income taxes for 2001 was $139,467,000, compared to $181,808,000 for 2000. Excluding the tax effects of the impairment and restructuring charges in 2001, the effective tax rate for 2000 and 2001 was 39.5% (see Note 10 of "Notes to Consolidated Financial Statements" for further discussion). Net income for 2001 was $202,387,000.


LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, we had working capital of $1,377,459,000, including cash and marketable securities of $278,456,000. Working capital at December 31, 2000 was $1,048,204,000, including cash and marketable securities of $180,407,000. For 2001, cash provided by operations was $670,394,000, compared to $796,764,000 for 2000. The change was primarily due to a decrease in net income and growth in inventories, prepaid expenses and other current assets. For 2001, investing activities used $399,340,000, compared to using $778,420,000 for 2000. The change was primarily due to decreased purchases of property, plant and equipment and also reflects net proceeds of $215,370,000 received from the sale of certain facilities. Additions to property, plant and equipment and acquisitions accounted for $440,032,000 and $5,032,000, respectively, during 2001. Those same investing activities accounted for $583,639,000 and $74,137,000, respectively, in 2000. Financing activities used $174,788,000 and provided $32,573,000 during 2001 and 2000, respectively. The change is primarily due to the use of funds to pay down our bank debt in 2001. Net principal payments on long-term debt for 2001 were $187,546,000, compared to net borrowing proceeds for 2000 of $89,007,000.

     Net accounts receivable were $940,414,000 at December 31, 2001, compared to $946,965,000 at December 31, 2000. The number of days of average quarterly revenues in ending receivables was 77.6 at December 31, 2001, compared to 80.9 at December 31, 2000. See Note 1 of "Notes to Consolidated Financial Statements" for the concentration of net accounts receivable from patients, third-party payors, insurance companies and others at December 31, 2001 and 2000.

     We have a $1,750,000,000 revolving credit facility with Bank of America, N.A. and other participating banks (the "1998 Credit Agreement"). Interest on the 1998 Credit Agreement is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. We are required to pay a fee based on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined credit ratings. The principal amount is payable in full on June 22, 2003. We have provided a negative pledge on all assets under the 1998 Credit Agreement. The effective interest rate on the average outstanding balance under the 1998 Credit Agreement was 5.25% for the twelve months ended December 31, 2001, compared to the average prime rate of 6.94% during the same period. At December 31, 2001, we had drawn $540,000,000 under the 1998 Credit Agreement. For further discussion, see Note 7 of "Notes to Consolidated Financial Statements".

     On March 20, 1998, we issued $500,000,000 in 3.25% Convertible Subordinated Debentures due 2003. An additional $67,750,000 principal amount of the 3.25% Convertible Debentures was issued on March 31, 1998 to cover underwriters' overallotments. Interest is payable on April 1 and October 1. The 3.25% Convertible Debentures are convertible into HEALTHSOUTH common stock at the option of the holder at a conversion price of $36.625 per share. The conversion price is subject to adjustment upon the occurrence of (a) a subdivision, combination or reclassification of outstanding shares of our common stock, (b) the payment of a stock dividend or stock distribution on any shares of our capital stock, (c) the issuance of rights or warrants to all holders of our common stock entitling them to purchase shares of our common stock at less than the current market price, or (d) the payment of certain other distributions with respect to our common stock. In addition, we may, from time to time, lower the conversion price for periods of not less than 20 days, in our discretion. We used net proceeds from the issuance of the 3.25% Convertible Debentures to pay down indebtedness outstanding under our then-existing credit facilities. The 3.25% Convertible Debentures mature on April 1, 2003.

     On June 22, 1998, we issued $250,000,000 in 6.875% Senior Notes due 2005 and $250,000,000 in 7.0% Senior Notes due 2008 (collectively, the "Senior Notes"). Interest is payable on June 15 and December 15. The Senior Notes are unsecured, unsubordinated obligations of HEALTHSOUTH. We used the net proceeds from the issuance of the Senior Notes to pay down indebtedness outstanding under our then-existing credit facilities. The Senior Notes mature on June 15, 2005 and June 15, 2008.

     On September 25, 2000, we issued $350,000,000 in 10 3/4% Senior Subordinated Notes due 2008 (the "10 3/4% Notes"). Interest is payable on April 1 and October 1. The 10 3/4% Notes are senior subordinated obligations of HEALTHSOUTH and, as such, are subordinated to all our existing and future senior indebtedness, and also are effectively subordinated to all existing and future liabilities of our subsidiaries and partnerships. The net proceeds from the issuance of the 10 3/4% Notes were used to redeem the 9.5% Notes and to pay down indebtedness outstanding under our then-existing credit facilities. The 10 3/4% Notes mature on October 1, 2008.

     On February 1, 2001, we issued $375,000,000 in 8 1/2% Senior Notes due 2008 (the "8 1/2% Notes"). Interest is payable on February 1 and August 1. The 8 1/2% Notes are unsecured, unsubordinated obligations of HEALTHSOUTH. The net proceeds from the issuance of the 8 1/2% Notes were used to pay down indebtedness outstanding under our credit facilities. The 8 1/2% Notes mature on February 1, 2008.

     On September 28, 2001, we issued $400,000,000 in 8 3/8% Senior Notes due 2011 (the "8 3/8% Notes"). Interest is payable on April 1 and October 1. The 8 3/8% Notes are unsecured, unsubordinated obligations of HEALTHSOUTH. The net proceeds from the issuance of the 8 3/8% Notes were used to pay down indebtedness under our credit facilities. The 8 3/8% Notes mature on October 1, 2011.

     On September 28, 2001, we issued $200,000,000 in 7 3/8% Senior Notes due 2006 (the "7 3/8% Notes"). Interest is payable on April 1 and October 1. The 7 3/8% Notes are unsecured, unsubordinated obligations of HEALTHSOUTH. The net proceeds from the issuance of the 7 3/8% Notes were used to pay down indebtedness under our credit facilities. The 7 3/8% Notes mature on October 1, 2006.

     During 1995 and 1998, we entered into two tax retention operating lease agreements structured through financial institutions for our corporate headquarters building and for nine of our rehabilitation hospitals. These agreements have a total value of $187,000,000 and terminate on June 22, 2003. At termination, unless we renegotiate and extend the leases, we must purchase the facilities or obtain a purchaser for them. We provide a residual value guaranty of approximately $163,690,000 related to these lease agreements.

     In December 2001, we entered into a seven-and-one-half year operating lease agreement to provide for the financing of our replacement medical center in Birmingham, Alabama. During the construction period, we provide a residual value guaranty for up to 89% of the value of the improvements. At December 31, 2001, the value of the improvements totaled approximately $8,700,000. At maturity, our residual value guaranty will total 85% of the value of the improvements.

     The table below sets forth certain information concerning amounts due with respect to our long-term debt and various other commitments as of December 31, 2001:

                                                         DUE                  DUE                 DUE              DUE 2007
                                     TOTAL               2002              2003-2004           2005-2006          AND BEYOND
                               ---------------      -------------      ---------------      -------------     ------------------
Long-Term Debt                 $ 2,982,714,000      $   6,921,000      $ 1,119,007,000      $ 259,212,000      $ 1,597,574,000
Capital Lease Obligations           24,387,000          1,786,000            7,977,000          5,016,000            9,608,000
Noncompete Obligations              19,846,000         13,205,000            6,374,000            267,000                   --
Operating Leases                 1,369,441,000        223,638,000          355,219,000        237,633,000          552,951,000
                               ---------------      -------------      ---------------      -------------      ---------------
Total Obligations              $ 4,396,388,000      $ 245,550,000      $ 1,488,577,000      $ 502,128,000      $ 2,160,133,000

     While the rates of interest payable under our principal credit facility and payments under some of our operating leases vary depending in part on investment ratings of our debt, we have no credit or lease agreements which provide for the acceleration of maturities or the termination of such agreements based upon any change in our investment rating.

     We intend to pursue the acquisition or development of additional healthcare operations and related businesses, including outpatient rehabilitation facilities, inpatient rehabilitation facilities, ambulatory surgery centers, outpatient diagnostic centers and companies engaged in the provision of other complementary services, and to expand certain of our existing facilities. While it is not possible to estimate precisely the amounts that will actually be expended in the foregoing areas, we anticipate that over the next twelve months, we will spend approximately $100,000,000 to $150,000,000 on maintenance and expansion of our existing facilities and approximately $250,000,000 to $350,000,000 on development activities, and on continued development of the Integrated Service Model. See Item 1, "Business -- Company Strategy".

     Although we are continually considering and evaluating acquisitions and opportunities for future growth, we have not entered into any agreements with respect to material future acquisitions. We believe that existing cash, cash flow from operations and borrowings under existing credit facilities will be sufficient to satisfy our estimated cash requirements for the next twelve months, and, together with the proceeds from potential capital markets transactions as market conditions indicate, for the reasonably foreseeable future.

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


     Our investment in marketable securities was $1,873,000 at December 31, 2001, compared to $90,000 at December 31, 2000. The investment represents less than 1% of total assets at December 31, 2001 and 2000. These securities are generally short-term, highly-liquid instruments and, accordingly, their fair value approximates cost. Earnings on investments in marketable securities are not significant to our results of operations, and therefore any changes in interest rates would have a minimal impact on future pre-tax earnings.

     As described below, a significant portion of our long-term indebtedness is subject to variable rates of interest, generally equal to LIBOR plus a predetermined percentage. In October 2000, we entered into three short-term interest rate swap arrangements intended to hedge our exposure to rising interest rates in the capital markets. Two of these arrangements had a notional amount of $240,000,000 and one has a notional amount of $175,000,000. These matured six months and twelve months, respectively, from the date of the original transaction. The notional amounts were used to measure interest to be paid or received and did not represent an amount of exposure to credit loss. In each of these arrangements, we paid the counterparty a fixed rate of interest on the notional amount, and the counterparty paid us a variable rate of interest equal to the 90-day LIBOR rate. The variable rates paid to us by the counterparty on the six-month maturities and the twelve-month maturity were reset once and three times, respectively, during the term of the swaps. Thus, these interest rate swaps had the effect of fixing the interest rates on an aggregate of $655,000,000 of our variable-rate debt through their maturity dates. The arrangements matured at various dates in April 2001 and November 2001. In 2001, the weighted average interest rate we were obligated to pay under the swaps was 6.70%, and the weighted average interest rate we received was 5.25%. At December 31, 2001, we had no interest rate swaps outstanding.

     With respect to our interest-bearing liabilities, approximately $540,000,000 in long-term debt at December 31, 2001 is subject to variable rates of interest, while the remaining balance in long-term debt of $2,486,947,000 is subject to fixed rates of interest. This compares to $1,655,000,000 in long-term debt subject to variable rates of interest and $1,556,829,000 in long-term debt subject to fixed rates of interest at December 31, 2000 (see Note 7 of "Notes to Consolidated Financial Statements" for further description). The fair value of our total long-term debt, based on discounted cash flow analyses, approximates its carrying value at December 31, 2001 except for the 3.25% Convertible Debentures, 6.875% Senior Notes, 7.0% Senior Notes, 10 3/4% Senior Notes, 8 1/2% Senior Notes, 8 3/8% Senior Notes and 7 3/8% Senior Notes. The fair value of the 3.25% Convertible Debentures at December 31, 2001 was approximately $541,974,000. The fair value of the 6.875% Senior Notes due 2005 was approximately $250,191,000 at December 31, 2001. The fair value of the 7% Senior Notes due 2008 was approximately $243,713,000 at December 31, 2001. The fair value of the 10 3/4% Senior Notes due 2008 was approximately $386,365,000 at December 31, 2001. The fair value of the 8 1/2% Senior Notes due 2008 was approximately $392,231,000 at December 31, 2001. The fair value of the 8 3/8% Senior Notes due 2011 was approximately $414,940,000 at December 31, 2001. The fair value of the 7 3/8% Senior Notes due 2006 was approximately $201,350,000 at December 31, 2001. Based on a hypothetical 1% increase in interest rates, the potential losses in future pre-tax earnings would be approximately $5,400,000. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined considering the impact of the hypothetical interest rates on our borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

     Foreign operations, and the related market risks associated with foreign currency, are currently insignificant to our results of operations and financial position.


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 141, "Business Combinations", and FASB Statement No. 142, "Goodwill and Other Intangibles". SFAS No. 141 eliminates the use of the pooling method for business combinations and requires that all acquisitions be accounted for under the purchase method. This statement is effective for acquisitions completed after June 30, 2001. SFAS No. 142 requires the periodic testing of goodwill for impairment rather than a monthly amortization of the balance. This testing takes place in two steps: (1) the determination of the fair value of a reporting unit, and (2) the determination of the implied fair value of the goodwill. We adopted this statement on January 1, 2002. See "Critical Accounting Policies", above.

     In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be determined. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We have not determined the effect of the adoption of this statement.

     In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted this statement on January 1, 2002. We are currently evaluating the effect of adopting this statement.


FORWARD-LOOKING STATEMENTS

     Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this Annual Report on Form 10-K concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, through our senior management, we from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates reflecting our best judgment based upon current information, involve a number of risks and uncertainties and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that other factors will not affect the accuracy of such forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to, changes in the regulation of the healthcare industry at either or both of the federal and state levels, changes or delays in reimbursement for our services by governmental or private payors, competitive pressures in the healthcare industry and our response thereto, our ability to obtain and retain favorable arrangements with third-party payors, unanticipated delays in the implementation of our Integrated Service Model, general conditions in the economy and capital markets, and other factors which may be identified from time to time in our Securities and Exchange Commission filings and other public announcements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Consolidated financial statements of HEALTHSOUTH meeting the requirements of Regulation S-X are filed on the following pages of this Item 8 of this Annual Report on Form 10-K, as listed below:



                                                                           PAGE
                                                                          -----
    Report of Independent Auditors .....................................    38
    Consolidated Balance Sheets as of December 31, 2000 and 2001 .......    39
    Consolidated Statements of Income for the Years Ended
     December 31, 1999, 2000 and 2001 ..................................    40
    Consolidated Statements of Stockholders' Equity for the
     Years Ended December 31, 1999, 2000 and 2001 ......................    41
    Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1999, 2000 and 2001 ..................................    42
    Notes to Consolidated Financial Statements .........................    44


     The financial statement schedule required under Regulation S-X is listed in
Item 14(a)2, and filed under Item 14(d), of this Annual Report on Form 10-K.



QUARTERLY RESULTS (UNAUDITED)

     Set forth below is summary information with respect to HEALTHSOUTH's operations for the last eight fiscal quarters. This information includes the effects of unusual items in the second and fourth quarters of 2001. See Item 7, "Management's Discussion and Analysis of Financial Condition".





                                                                           2000
                                          ------------------------------------------------------------------
                                               1ST               2ND               3RD               4TH
                                             QUARTER           QUARTER           QUARTER           QUARTER
                                           -----------       -----------       -----------       -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                   $ 1,021,335       $ 1,036,322       $ 1,060,457       $ 1,077,001
Net income                                      65,326            65,213            71,037            76,889
Net income per common share                       0.17              0.17              0.18              0.20
Net income per common share --
 assuming dilution                                0.17              0.17              0.18              0.19


                                                                           2001
                                          ------------------------------------------------------------------
                                               1ST               2ND               3RD               4TH
                                             QUARTER           QUARTER           QUARTER           QUARTER
                                           -----------       -----------       -----------       -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                   $ 1,090,462       $ 1,098,989       $ 1,075,874       $ 1,115,152
Net income (loss)                               75,311           (19,947)           79,126            67,897
Net income (loss) per common share                0.19             (0.05)             0.20              0.17
Net income (loss) per common share --
 assuming dilution                                0.19             (0.05)             0.20              0.17

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
HEALTHSOUTH Corporation

     We have audited the accompanying consolidated balance sheets of HEALTHSOUTH Corporation and Subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HEALTHSOUTH Corporation and Subsidiaries at December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        ERNST & YOUNG LLP

Birmingham, Alabama
March 12, 2002

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                                                                    DECEMBER 31,
                                                                             --------------------------
                                                                                 2000           2001
                                                                                 ----           ----
                                                                                   (IN THOUSANDS)
ASSETS
Current assets:
 Cash and cash equivalents ..............................................    $  180,317      $  276,583
 Other marketable securities ............................................            90           1,873
 Accounts receivable, net of allowances for doubtful accounts of $230,430
   in 2000 and $264,050 in 2001 .........................................       946,965         940,414
 Inventories ............................................................        92,943         112,354
 Prepaid expenses and other current assets ..............................       210,803         325,941
 Income tax refund receivable............................................            --          79,290
                                                                             ----------      ----------
Total current assets ....................................................     1,431,118       1,736,455

Other assets:
 Loans to officers ......................................................         6,242           2,252
 Assets held for sale (Note 13) .........................................        26,759          21,925
 Other ..................................................................       197,897         318,766
                                                                             ----------      ----------
                                                                                230,898         342,943

Property, plant and equipment, net (Note 5) .............................     2,871,763       2,774,736
Intangible assets, net (Note 6) .........................................     2,846,661       2,725,103
                                                                             ----------      ----------
Total assets ............................................................    $7,380,440      $7,579,237
                                                                             ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable .......................................................    $   78,762      $   37,085
 Salaries and wages payable .............................................        87,730          65,364
 Accrued interest payable and other liabilities .........................       168,970         134,762
 Deferred income taxes (Note 10) ........................................         4,227          99,873
 Current portion of long-term debt (Note 7) .............................        43,225          21,912
                                                                             ----------      ----------
Total current liabilities ...............................................       382,914         358,996

Long-term debt (Note 7) .................................................     3,168,604       3,005,035
Deferred income taxes (Note 10) .........................................       160,365         259,535
Deferred revenue and other long-term liabilities ........................         4,126           4,206
Minority interests in limited partnerships (Note 1) .....................       137,977         154,541

Commitments and contingencies (Note 11)

Stockholders' equity (Notes 8 and 12):
 Preferred stock, $.10 par value -- 1,500,000 shares authorized; issued
   and outstanding -- none ..............................................            --              --
 Common stock, $.01 par value -- 600,000,000 shares authorized; issued
   -- 426,031,000 in 2000 and 430,422,000 in 2001 .......................         4,260           4,304
 Additional paid-in capital .............................................     2,610,442       2,657,804
 Accumulated other comprehensive income .................................         7,074          16,607
 Retained earnings ......................................................     1,224,950       1,430,846
 Treasury stock, at cost (38,742,000 shares) ............................      (280,524)       (280,524)
 Receivable from Employee Stock Ownership Plan ..........................        (5,415)         (2,699)
 Notes receivable from stockholders, officers and management
   employees ............................................................       (34,333)        (29,414)
                                                                             ----------      ----------
Total stockholders' equity ..............................................     3,526,454       3,796,924
                                                                             ----------      ----------
Total liabilities and stockholders' equity ..............................    $7,380,440      $7,579,237
                                                                             ==========      ==========

See accompanying notes.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                         YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------
                                                                   1999           2000            2001
                                                                   ----           ----            ----
                                                              (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Revenues ..................................................    $4,072,107      $4,195,115      $4,380,477

Operating unit expenses ...................................     2,688,849       2,816,363       2,905,043
Corporate general and administrative expenses .............       149,285         148,023         167,206
Provision for doubtful accounts ...........................       342,708          98,037         107,871
Depreciation and amortization .............................       374,248         360,847         375,270
Loss on termination of credit facility (Note 1) ...........            --              --           6,475
Loss on sale of assets (Note 16) ..........................            --              --         174,127
Impairment and restructuring charges (Note 13) ............       121,037              --              --
Interest expense ..........................................       176,652         221,595         218,100
Interest income ...........................................       (10,587)         (9,104)         (7,349)
                                                               ----------      ----------      ----------
                                                                3,842,192       3,635,761       3,946,743
                                                               ----------      ----------      ----------
Income before income taxes and minority interests .........       229,915         559,354         433,734
Provision for income taxes (Note 10) ......................        66,929         181,808         139,467
                                                               ----------      ----------      ----------
                                                                  162,986         377,546         294,267
Minority interests ........................................        86,469          99,081          91,880
                                                               ----------      ----------      ----------
Net income ................................................    $   76,517      $  278,465      $  202,387
                                                               ==========      ==========      ==========
Weighted average common shares outstanding ................       408,195         385,666         389,717
                                                               ==========      ==========      ==========
Net income per common share ...............................    $     0.19      $     0.72      $     0.52
                                                               ==========      ==========      ==========
Weighted average common shares outstanding -
 assuming dilution ........................................       414,570         391,016         399,227
                                                               ==========      ==========      ==========
Net income per common share - assuming dilution ...........    $     0.18      $     0.71      $     0.51
                                                               ==========      ==========      ==========

See accompanying notes.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001


                                                                          COMMON STOCK
                                                                      ------------------     ADDITIONAL
                                                                                               PAID-IN
                                                                        SHARES    AMOUNT       CAPITAL
                                                                        ------    ------     ----------
                                                                                (IN THOUSANDS)
Balance at December 31, 1998 ........................................  423,178   $ 4,232    $ 2,577,647
Comprehensive income: ...............................................
 Net income .........................................................       --        --             --
 Translation adjustment .............................................       --        --             --
Comprehensive income ................................................
Proceeds from exercise of options ...................................      804         8          4,363
Restricted stock grants issued ......................................       --        --          2,562
Reduction in receivable from ESOP ...................................       --        --             --
Loans made to stockholders ..........................................       --        --             --
Payments received on stockholders' notes receivable .................       --        --             --
Repurchase limited partnership units ................................       --        --             --
Purchase of treasury stock ..........................................       --        --             --
                                                                       -------   -------    -----------
Balance at December 31, 1999 ........................................  423,982     4,240      2,584,572
Comprehensive income: ...............................................
 Net income .........................................................       --        --             --
 Translation adjustment .............................................       --        --             --
 Unrealized gain on available for sale securities (net $7,526 tax
 expense) ...........................................................       --        --             --
Comprehensive income ................................................
Proceeds from exercise of options ...................................    2,049        20         14,768
Income tax benefits related to incentive stock options ..............       --        --          4,155
Restricted stock grants issued ......................................       --        --          2,002
Reduction in receivable from ESOP ...................................       --        --             --
Payments received on stockholders' notes receivable .................       --        --             --
Repurchase limited partnership units ................................       --        --             --
Variable stock option appreciation ..................................       --        --          4,945
Purchase of treasury stock ..........................................       --        --             --
                                                                       -------   -------    -----------
Balance at December 31, 2000 ........................................  426,031     4,260      2,610,442
Comprehensive income: ...............................................
 Net income .........................................................       --        --             --
 Translation adjustment .............................................       --        --             --
 Unrealized gain on available for sale securities (net $2,590 tax
 expense) ...........................................................       --        --             --
Comprehensive income ................................................
Proceeds from exercise of options ...................................    4,391        44         31,765
Income tax benefits related to incentive stock options ..............       --        --         12,806
Restricted stock grants issued ......................................       --        --          1,997
Reduction in receivable from ESOP ...................................       --        --             --
Payments received on stockholders' notes receivable .................       --        --             --
Sale of limited partnership units ...................................       --        --             --
Variable stock option appreciation ..................................       --        --            794
                                                                       -------   -------    -----------
Balance at December 31, 2001 ........................................  430,422   $ 4,304    $ 2,657,804
                                                                       =======   =======    ===========



                                                                        ACCUMULATED
                                                                           OTHER                           TREASURY STOCK
                                                                       COMPREHENSIVE      RETAINED     --------------------
                                                                       INCOME (LOSS)      EARNINGS     SHARES      AMOUNT
                                                                       -------------      --------     ------      ------
                                                                                           (IN THOUSANDS)
Balance at December 31, 1998 ........................................    $  (1,081)     $   879,309     2,042   $   (21,813)
Comprehensive income: ...............................................
 Net income .........................................................           --           76,517        --            --
 Translation adjustment .............................................         (362)              --        --            --
Comprehensive income ................................................
Proceeds from exercise of options ...................................           --               --        --            --
Restricted stock grants issued ......................................           --               --        --            --
Reduction in receivable from ESOP ...................................           --               --        --            --
Loans made to stockholders ..........................................           --               --        --            --
Payments received on stockholders' notes receivable .................           --               --        --            --
Repurchase limited partnership units ................................           --           (5,998)       --            --
Purchase of treasury stock ..........................................           --               --    36,300      (256,691)
                                                                         ---------      -----------    ------   -----------
Balance at December 31, 1999 ........................................       (1,443)         949,828    38,342      (278,504)
Comprehensive income: ...............................................
 Net income .........................................................           --          278,465        --            --
 Translation adjustment .............................................       (3,560)              --        --            --
 Unrealized gain on available for sale securities (net $7,526 tax
 expense) ...........................................................       12,077               --        --            --
Comprehensive income ................................................
Proceeds from exercise of options ...................................           --               --        --            --
Income tax benefits related to incentive stock options ..............           --               --        --            --
Restricted stock grants issued ......................................           --               --        --            --
Reduction in receivable from ESOP ...................................           --               --        --            --
Payments received on stockholders' notes receivable .................           --               --        --            --
Repurchase limited partnership units ................................           --           (3,343)       --            --
Variable stock option appreciation ..................................           --               --        --            --
Purchase of treasury stock ..........................................           --               --       400        (2,020)
                                                                         ---------      -----------    ------   -----------
Balance at December 31, 2000 ........................................        7,074        1,224,950    38,742      (280,524)
Comprehensive income: ...............................................
 Net income .........................................................           --          202,387        --            --
 Translation adjustment .............................................        5,566               --        --            --
 Unrealized gain on available for sale securities (net $2,590 tax
 expense) ...........................................................        3,967               --        --            --
Comprehensive income ................................................
Proceeds from exercise of options ...................................           --               --        --            --
Income tax benefits related to incentive stock options ..............           --               --        --            --
Restricted stock grants issued ......................................           --               --        --            --
Reduction in receivable from ESOP ...................................           --               --        --            --
Payments received on stockholders' notes receivable .................           --               --        --            --
Sale of limited partnership units ...................................           --            3,509        --            --
Variable stock option appreciation ..................................           --               --        --            --
                                                                         ---------      -----------    ------   -----------
Balance at December 31, 2001 ........................................    $  16,607      $ 1,430,846    38,742   $  (280,524)
                                                                         =========      ===========    ======   ===========



                                                                        RECEIVABLE        NOTES             TOTAL
                                                                         FROM ESOP     RECEIVABLE    STOCKHOLDERS' EQUITY
                                                                        ----------     ----------    --------------------
                                                                                        (IN THOUSANDS)
Balance at December 31, 1998 ........................................   $  (10,169)    $   (5,121)       $ 3,423,004
Comprehensive income: ...............................................
 Net income .........................................................           --             --             76,517
 Translation adjustment .............................................           --             --               (362)
                                                                                                         -----------
Comprehensive income ................................................                                         76,155
Proceeds from exercise of options ...................................           --             --              4,371
Restricted stock grants issued ......................................           --             --              2,562
Reduction in receivable from ESOP ...................................        2,271             --              2,271
Loans made to stockholders ..........................................           --        (39,334)           (39,334)
Payments received on stockholders' notes receivable .................           --             22                 22
Repurchase limited partnership units ................................           --             --             (5,998)
Purchase of treasury stock ..........................................           --             --           (256,691)
                                                                        ----------     ----------        -----------
Balance at December 31, 1999 ........................................       (7,898)       (44,433)         3,206,362
Comprehensive income: ...............................................
 Net income .........................................................           --             --            278,465
 Translation adjustment .............................................           --             --             (3,560)
 Unrealized gain on available for sale securities (net $7,526 tax
 expense) ...........................................................           --             --             12,077
                                                                                                         -----------
Comprehensive income ................................................                                        286,982
Proceeds from exercise of options ...................................           --             --             14,788
Income tax benefits related to incentive stock options ..............           --             --              4,155
Restricted stock grants issued ......................................           --             --              2,002
Reduction in receivable from ESOP ...................................        2,483             --              2,483
Payments received on stockholders' notes receivable .................           --         10,100             10,100
Repurchase limited partnership units ................................           --             --             (3,343)
Variable stock option appreciation ..................................           --             --              4,945
Purchase of treasury stock ..........................................           --             --             (2,020)
                                                                        ----------     ----------        -----------
Balance at December 31, 2000 ........................................       (5,415)       (34,333)         3,526,454
Comprehensive income: ...............................................
 Net income .........................................................           --             --            202,387
 Translation adjustment .............................................           --             --              5,566
 Unrealized gain on available for sale securities (net $2,590 tax
 expense) ...........................................................           --             --              3,967
                                                                                                         -----------
Comprehensive income ................................................                                        211,920
Proceeds from exercise of options ...................................           --             --             31,809
Income tax benefits related to incentive stock options ..............           --             --             12,806
Restricted stock grants issued ......................................           --             --              1,997
Reduction in receivable from ESOP ...................................        2,716             --              2,716
Payments received on stockholders' notes receivable .................           --          4,919              4,919
Sale of limited partnership units ...................................           --             --              3,509
Variable stock option appreciation ..................................           --             --                794
                                                                        ----------     ----------        -----------
Balance at December 31, 2001 ........................................   $   (2,699)    $  (29,414)       $ 3,796,924
                                                                        ==========     ==========        ===========

See accompanying notes.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------
                                                                        1999            2000           2001
                                                                        ----            ----           ----
                                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES
Net income .....................................................    $   76,517      $  278,465      $  202,387
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Depreciation and amortization ...............................       374,248         360,847         375,270
   Provision for doubtful accounts .............................       342,708          98,037         107,871
   Equity-based compensation ...................................         2,562           6,947           2,791
   Impairment and restructuring charges ........................       121,037              --              --
   Loss on sale of assets ......................................            --              --         174,127
   Income applicable to minority interests of limited
    partnerships ...............................................        86,469          99,081          91,880
   Loss on termination of credit facility ......................            --              --           6,475
   (Benefit) provision for deferred income taxes ...............        (5,850)         96,448         192,226
   Changes in operating assets and liabilities, net of effects of acquisitions: ...........................................
      Accounts receivable ......................................      (332,977)       (150,283)       (126,861)
      Inventories, prepaid expenses and other current
       assets ..................................................        67,428          (7,877)       (234,807)
      Accounts payable and accrued expenses ....................       (27,631)         15,099        (120,965)
                                                                    ----------      ----------      ----------
Net cash provided by operating activities ......................       704,511         796,764         670,394

INVESTING ACTIVITIES
Purchases of property, plant and equipment .....................      (474,115)       (583,639)       (440,032)
Proceeds from sale of non-strategic assets .....................         5,693           2,713         215,370
Additions to intangible assets, net of effects of acquisitions .       (33,140)        (83,291)        (40,474)
Assets obtained through acquisitions, net of liabilities
 assumed .......................................................      (104,304)        (74,137)         (5,032)
Payments on purchase accounting accruals .......................       (22,063)             --              --
Purchase of limited partnership units ..........................        (5,998)        (21,116)        (47,947)
Changes in other assets ........................................        12,866         (22,342)        (79,442)
Net change in other marketable securities ......................           204           3,392          (1,783)
                                                                    ----------      ----------      ----------
Net cash used in investing activities ..........................      (620,857)       (778,420)       (399,340)

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)


                                                                             YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------
                                                                     1999             2000            2001
                                                                     ----             ----            ----
                                                                                 (IN THOUSANDS)
FINANCING ACTIVITIES
Proceeds from borrowings ....................................    $  756,000      $  1,585,000      $  1,850,201
Principal payments on long-term debt ........................      (470,621)       (1,495,993)       (2,037,747)
Proceeds from exercise of options ...........................         4,371            14,788            31,809
Purchase of treasury stock ..................................      (256,691)           (2,020)               --
Reduction in receivable from ESOP ...........................         2,271             2,483             2,716
(Increase) decrease in loans from stockholders ..............       (39,312)           10,100             4,919
Proceeds from investment by minority interests ..............        11,582            12,901            33,685
Payment of cash distributions to limited partners ...........      (100,319)          (91,126)          (62,942)
Foreign currency translation adjustment .....................          (362)           (3,560)            2,571
                                                                 ----------      ------------      ------------
Net cash (used in) provided by financing activities .........       (93,081)           32,573          (174,788)
                                                                 ----------      ------------      ------------
(Decrease) increase in cash and cash equivalents ............        (9,427)           50,917            96,266
Cash and cash equivalents at beginning of year ..............       138,827           129,400           180,317
                                                                 ----------      ------------      ------------
Cash and cash equivalents at end of year ....................    $  129,400      $    180,317      $    276,583
                                                                 ==========      ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
 Interest ...................................................    $  159,496      $    232,776      $    214,632
 Income taxes ...............................................        88,575             9,153            36,169

Non-cash investing activities:

     The Company assumed liabilities of $9,529,000, $9,178,000 and $843,000 during the years ended December 31, 1999, 2000 and 2001, respectively, in connection with its acquisitions.

See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


1. SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies followed by HEALTHSOUTH Corporation and its subsidiaries ("the Company") are presented as an integral part of the consolidated financial statements.


NATURE OF OPERATIONS

     HEALTHSOUTH is engaged in the business of providing healthcare services through three operating segments: Inpatient and other clinical services, Outpatient services and Non-patient care services. Inpatient and other clinical services consist primarily of services provided through inpatient rehabilitation facilities, specialty medical centers and certain physician practices and other clinical services. Outpatient services consist primarily of services provided through outpatient rehabilitation facilities, outpatient surgery centers and outpatient diagnostic centers. The Non-patient care services segment includes the operations of the Company's corporate office, general and administrative costs, non-clinical subsidiaries and other operations that are independent of the Company's inpatient and outpatient services segments.


PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of HEALTHSOUTH Corporation ("HEALTHSOUTH") and its wholly-owned subsidiaries, as well as its majority ownership or controlling interest in limited partnerships and limited liability companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

     HEALTHSOUTH operates a number of its facilities as general and limited partnerships ("partnerships") or limited liability companies ("LLCs") in which HEALTHSOUTH or a subsidiary serves as the general partner or managing member, as applicable. HEALTHSOUTH's policy is to consolidate the financial position and results of operations of these partnerships and LLCs in cases where HEALTHSOUTH owns the majority interest or in which it otherwise has a controlling interest (see also "Minority Interests" below in Note 1). Investments in partnerships, LLCs and other entities that represent less than a majority interest, or otherwise represent a non-controlling interest, are accounted for under the equity method or cost method, as appropriate (see also "Minority Interests" below in Note 1 and Note 4).


USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ materially from those estimates.


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


ACCOUNTS RECEIVABLE AND THIRD-PARTY REIMBURSEMENT ACTIVITIES

     Receivables from patients, insurance companies and third-party contractual insured accounts (primarily Medicare and Medicaid) are based on payment agreements which generally result in the Company's collecting an amount different from the established rates. Net third-party settlement

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1. SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

receivables included in accounts receivable were $69,480,000 and $135,954,000 at December 31, 2000 and 2001, respectively. Final determination of the settlements is subject to review by appropriate authorities. Such review may result in changes in recorded estimates, possibly by material amounts, in the future. The differences between original estimates made by the Company and subsequent revisions (including final settlement) were not material to the Company's operating results. Allowances believed by management to be adequate are provided for doubtful accounts and contractual adjustments. Uncollectible accounts are written off against the allowance for doubtful accounts after adequate collection efforts are made. Net accounts receivable includes only those amounts estimated by management to be collectible.

     The concentration of net accounts receivable from third-party contractual payors and others, as a percentage of total net accounts receivable, was as follows:


                                   DECEMBER 31,
                                  ---------------
                                  2000       2001
                                  ----       ----
  Medicare .................       27%        32%
  Medicaid .................        5          5
  Other ....................       68         63
                                   --         --
                                  100%       100%
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

     Interest cost incurred during the construction of a facility is capitalized. The Company incurred interest costs of $178,836,000, $223,321,000 and $218,102,000, of which $2,184,000, $1,726,000 and $2,000 was capitalized during 1999, 2000 and 2001, respectively.

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

START-UP COSTS

     As required by SOP 98-5, Reporting on the Costs of Start-Up Activities, the costs of start-up activities are expensed as incurred.

MINORITY INTERESTS

     The equity of minority investors in partnerships and LLCs of the Company is reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated income statements reflect the respective interests in the income or loss of the limited partnerships or limited liability companies attributable to the minority investors (ranging from 1% to 50% at December 31, 2001), the effect of which is removed from the results of operations of the Company.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1. SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

REVENUES

     Revenues include net patient service revenues and other operating revenues. Other operating revenues include cafeteria revenue, gift shop revenue, rental income, trainer/contract revenue, management and administrative fee revenue (related to non-consolidated subsidiaries and affiliates) and transcriptionist fees and are insignificant to total revenues. Net patient service revenues are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors.


INCOME PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per share:


                                                                           YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------------
                                                                    1999            2000             2001
                                                                    ----            ----             ----
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Numerator:
 Net income available to common stockholders ...............     $  76,517       $  278,465       $  202,387
                                                                 =========       ==========       ==========
Denominator:
 Denominator for basic earnings per share --
   weighted-average shares .................................       408,195          385,666          389,717
 Effect of dilutive securities:
   Net effect of dilutive stock options ....................         5,525            4,600            8,852
   Restricted shares issued ................................           850              750              658
                                                                 ---------       ----------       ----------
 Dilutive potential common shares ..........................         6,375            5,350            9,510
                                                                 ---------       ----------       ----------
 Denominator of diluted earnings per share -- adjusted
   weighted-average shares and assumed conversions .........       414,570          391,016          399,227
                                                                 =========       ==========       ==========
Basic earnings per share ...................................     $    0.19       $     0.72       $     0.52
                                                                 =========       ==========       ==========
Diluted earnings per share .................................     $    0.18       $     0.71       $     0.51
                                                                 =========       ==========       ==========

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

     With respect to the carrying value of goodwill and other intangible assets, the Company determines on a quarterly basis whether an impairment event has occurred by considering factors such as the market value of the asset, a significant adverse change in legal factors or in the business climate, adverse action by regulators, a history of operating losses or cash flow losses, or a projection of continuing losses associated with an operating entity. The carrying value of goodwill and other intangible assets will be evaluated if the facts and circumstances suggest that it has been impaired. If this evaluation indicates that

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1. SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

the value of the asset will not be recoverable as determined based on the undiscounted cash flows of the entity over the remaining amortization period, an impairment loss is calculated based on the excess of the carrying amount of the asset over the asset's fair value (see Note 13).

SELF-INSURANCE

     The Company is self-insured for professional liability and comprehensive general liability. Liabilities for asserted and unasserted claims are accrued based upon specific claims and incidents and the claims history of the Company. The reserves for estimated liabilities for asserted and unasserted claims, which are not material in relation to the Company's consolidated financial position at December 31, 2000 and 2001, are included with accrued interest payable and other liabilities in the accompanying consolidated balance sheets.

     In the fourth quarter of 2000, the Company formed an offshore captive insurance subsidiary to which it transitioned the administration of its self-insurance programs. The captive is an independent insurance company primarily designed to insure the Company's first layer of coverage. The Company purchases commercial insurance for excess layers. Currently, the captive provides primary coverage for the Company's professional and general liability risk, workers' compensation risk and the construction risk associated with the building of the Company's replacement medical center facility in Birmingham, Alabama. The Company expects to evaluate other lines of insurance suitable for placement with the captive on an ongoing basis.

RECLASSIFICATIONS

     Certain amounts in 1999 and 2000 financial statements have been reclassified to conform to the 2001 presentation. Such reclassifications had no effect on previously reported consolidated financial position and consolidated net income.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 141, Business Combinations ("SFAS No. 141"), and FASB Statement No. 142, Goodwill and Other Intangibles ("SFAS No. 142"). SFAS No. 141 eliminates the use of the pooling method for business combinations and requires that all acquisitions be accounted for under the purchase method. This statement is effective for acquisitions completed after June 30, 2001. SFAS No. 142 requires the periodic testing of goodwill for impairment rather than a monthly amortization of the balance. This testing takes place in two steps: (1) the determination of the fair value of a reporting unit, and (2) the determination of the implied fair value of the goodwill. The Company will adopt this statement on January 1, 2002 and is currently evaluating the financial impact of adopting the new policy.

     In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be determined. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The effect of the adoption of this statement has not been determined by the Company.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1. SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company will adopt this statement on January 1, 2002.


2. MERGERS

     The Company had no mergers for the three years ended December 31, 2001.


3. CASH, CASH EQUIVALENTS AND OTHER MARKETABLE SECURITIES

     For purposes of the consolidated balance sheets and statements of cash flows, marketable securities with a maturity of ninety days or less when purchased are considered cash equivalents.


4. OTHER ASSETS

     The Company has various investments, with ownership percentages ranging from 24% to 49%, which are accounted for using the equity method of accounting. The Company's equity in earnings of these investments was not material to the Company's consolidated results of operations for the years ended 1999, 2000 and 2001. At December 31, 2001, the investment balance on the Company's books was not materially different than the underlying equity in net assets of the unconsolidated entities.

     Other investments consist of investments in companies involved in operations similar or complementary to those of the Company. For those investments with a quoted market price, the Company's investment balance is based on the quoted market price. For all other investments in this category, it was not practicable to estimate the fair value because of the lack of a quoted market price and the inability to estimate the fair value without incurring excessive costs. The carrying amount at December 31, 2001 represents the original cost of the investments, which management believes is not impaired.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:


                                                           DECEMBER 31,
                                                  ------------------------------
                                                      2000             2001
                                                      ----             ----
                                                          (IN THOUSANDS)
    Land ......................................    $  138,277      $    114,880
    Buildings .................................     1,312,375         1,251,027
    Leasehold improvements ....................       479,404           485,745
    Furniture, fixtures and equipment .........     1,821,403         1,923,439
    Construction-in-progress ..................        83,406            70,175
                                                   ----------      ------------
                                                    3,834,865         3,845,266
    Less accumulated depreciation and
     amortization .............................       963,102         1,070,530
                                                   ----------      ------------
                                                   $2,871,763      $  2,774,736
                                                   ==========      ============


6. INTANGIBLE ASSETS

     Intangible assets consisted of the following:


                                                          DECEMBER 31,
                                                ------------------------------
                                                    2000              2001
                                                    ----              ----
                                                       (IN THOUSANDS)
    Debt issue costs ......................     $    66,179       $    77,813
    Noncompete agreements .................         124,932           106,271
    Cost in excess of net asset value of
     purchased facilities .................       3,038,560         3,010,838
    Other .................................           8,616             6,960
                                                -----------       -----------
                                                  3,238,287         3,201,882
    Less accumulated amortization .........         391,626           476,779
                                                -----------       -----------
                                                $ 2,846,661       $ 2,725,103
                                                ===========       ===========

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. LONG-TERM DEBT

     Long-term debt consisted of the following:


                                                              DECEMBER 31,
                                                       ------------------------
                                                          2000          2001
                                                          ----          ----
                                                             (IN THOUSANDS)
         Notes and bonds payable:
          Advances under $1,750,000,000
            revolving credit facility .............    $1,655,000    $  540,000
          3.25% Convertible Subordinated
            Debentures due 2003 ...................       567,750       567,750
          6.875% Senior Notes due 2005 ............       250,000       250,000
          7.0% Senior Notes due 2008 ..............       250,000       250,000
          10 3/4% Senior Subordinated Notes due
            2008 ..................................       350,000       350,000
          8 1/2% Senior Notes due 2008 ............            --       375,000
          8 3/8% Senior Notes due 2011 ............            --       400,000
          7 3/8% Senior Notes due 2006 ............            --       200,000
          Notes payable to banks and various
            other notes payable, at interest rates
            from 5.5% to 14.9% ....................       104,031        64,683
          Hospital revenue bonds payable ..........        11,674         9,668
          Noncompete agreements payable with
            payments due at intervals ranging
            through December 2005 .................        23,374        19,846
                                                       ----------    ----------
                                                        3,211,829     3,026,947
         Less amounts due within one year .........        43,225        21,912
                                                       ----------    ----------
                                                       $3,168,604    $3,005,035
                                                       ==========    ==========


     The fair value of the total long-term debt approximates book value at December 31, 2001 except for the 3.25% Convertible Subordinated Debentures due 2003, the 6.875% Senior Notes due 2005, the 7.0% Senior Notes due 2008, the 10 3/4% Senior Subordinated Notes due 2008, the 8 1/2% Senior Notes due 2008, the 8 3/8% Senior Notes due 2011 and the 7 3/8% Senior Notes due 2006. The fair value of the 3.25% Convertible Subordinated Debentures due 2003 was approximately $541,974,000 at December 31, 2001. The fair value of the 6.875% Senior Notes due 2005 was approximately $250,191,000 at December 31, 2001. The fair value of the 7.0% Senior Notes due 2008 was approximately $243,713,000 at December 31, 2001. The fair value of the 10 3/4% Senior Subordinated Notes due 2008 was approximately $386,365,000 at December 31, 2001. The fair value of the 8 1/2% Senior Notes due 2008 was approximately $392,231,000 at December 31, 2001. The fair value of the 8 3/8% Senior Notes due 2011 was approximately $414,940,000 at December 31, 2001. The fair value of the 7 3/8% Senior Notes due 2006 was approximately $201,350,000 at December 31, 2001. The fair values of the Company's long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.


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

ratings. The principal amount is payable in full on June 22, 2003. The Company has provided a negative pledge on all assets under the 1998 Credit Agreement. At December 31, 2001, the effective interest rate associated with the 1998 Credit Agreement was approximately 2.49%.

     The Company also had a Short Term Credit Agreement with Bank of America and other participating banks (as amended, the "Short Term Credit Agreement"), providing for a $250,000,000 short term revolving credit facility. The terms of the Short Term Credit Agreement were substantially consistent with those of the 1998 Credit Agreement. Interest on the Short Term Credit Agreement was paid based on LIBOR plus a predetermined margin or a base rate. The Company was required to pay a fee on the unused portion of the credit facility ranging from 0.30% to 0.50%, depending on certain defined credit ratings. On October 31, 2000, the Company terminated the Short Term Credit Agreement and replaced it with a new $400,000,000 Credit Agreement (the "2000 Credit Agreement") with UBS AG and other participating banks. The 2000 Credit Agreement has been terminated by the Company. During the second quarter of 2001, the Company recorded a loss of $6,475,000 related to the write-off of unamortized loan fees associated with the early termination of the 2000 Credit Agreement.

     On March 20, 1998, the Company issued $500,000,000 in 3.25% Convertible Subordinated Debentures due 2003 (the "3.25% Convertible Debentures") in a private placement. An additional $67,750,000 principal amount of the 3.25% Convertible Debentures was issued on March 31, 1998 to cover underwriters' overallotments. Interest is payable on April 1 and October 1. The 3.25% Convertible Debentures are convertible into common stock of the Company at the option of the holder at a conversion price of $36.625 per share. The conversion price is subject to adjustment upon the occurrence of (a) a subdivision, combination or reclassification of outstanding shares of common stock, (b) the payment of a stock dividend or stock distribution on any shares of the Company's capital stock, (c) the issuance of rights or warrants to all holders of common stock entitling them to purchase shares of common stock at less than the current market price, or (d) the payment of certain other distributions with respect to the Company's common stock. In addition, the Company may, from time to time, lower the conversion price for periods of not less than 20 days, in its discretion. The net proceeds from the issuance of the 3.25% Convertible Debentures were used by the Company to pay down indebtedness outstanding under its then-existing credit facilities. The 3.25% Convertible Debentures mature on April 1, 2003.

     On June 22, 1998, the Company issued $250,000,000 in 6.875% Senior Notes due 2005 and $250,000,000 in 7.0% Senior Notes due 2008 (collectively, the "Senior Notes"). Interest is payable on June 15 and December 15. The Senior Notes are unsecured, unsubordinated obligations of the Company. The net proceeds from the issuance of the Senior Notes were used by the Company to pay down indebtedness outstanding under its then-existing credit facilities. The Senior Notes mature on June 15, 2005 and June 15, 2008, respectively.

     On September 25, 2000, the Company issued $350,000,000 in 10 3/4% Senior Subordinated Notes due 2008 (the "10 3/4% Notes"). Interest is payable on April 1 and October 1. The 10 3/4% Notes are senior subordinated obligations of the Company and, as such, are subordinated to all existing and future senior indebtedness of the Company, and also are effectively subordinated to all existing and future liabilities of the Company's subsidiaries and partnerships. The net proceeds from the issuance of the 10 3/4% Notes were used by the Company to redeem the 9.5% Notes and to pay down indebtedness outstanding under its then-existing credit facilities. The 10 3/4% Notes mature on October 1, 2008.

     On February 1, 2001, the Company issued $375,000,000 in 8 1/2% Senior Notes due 2008 (the "8 1/2% Notes"). Interest is payable on February 1 and August 1. The 8 1/2% Notes are unsecured, unsubordinated obligations of the Company. The net proceeds from the issuance of the 8 1/2% Notes were used by the Company to pay down indebtedness outstanding under its then-existing credit facilities. The 8 1/2% Notes mature on February 1, 2008.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. LONG-TERM DEBT - (CONTINUED)

     On September 28, 2001, the Company issued $400,000,000 in 8 3/8% Senior Notes due 2011 (the "8 3/8% Notes"). Interest is payable on April 1 and October
1. The 8 3/8% Notes are unsecured, unsubordinated obligations of the Company. The net proceeds from the issuance of the 8 3/8% Notes were used by the Company to pay down indebtedness outstanding under its then-existing credit facilities. The 8 3/8% Notes mature on October 1, 2011.

     On September 28, 2001, the Company issued $200,000,000 in 7 3/8% Senior Notes due 2006 (the "7 3/8% Notes"). Interest is payable on April 1 and October
1. The 7 3/8% Notes are unsecured, unsubordinated obligations of the Company. The net proceeds from the issuance of the 7 3/8% Notes were used by the Company to pay down indebtedness outstanding under its then-existing credit facilities. The 7 3/8% Notes mature on October 1, 2006.

     Principal maturities of long-term debt are as follows:



                 YEAR ENDING DECEMBER 31,          (IN THOUSANDS)
                 ------------------------          --------------
                   2002 .......................      $   21,912
                   2003 .......................       1,121,123
                   2004 .......................          12,235
                   2005 .......................         258,271
                   2006 .......................           6,224
                   After 2007 .................       1,607,182
                                                     ----------
                                                     $3,026,947
                                                     ==========
8. STOCK OPTIONS

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

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 is effective for fiscal years beginning after December 15, 1995 and allows for the option of continuing to account for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations, or selecting the fair value method of expense recognition as described in SFAS No. 123. The Company has elected to follow APB No. 25 in accounting for its employee stock options. The Company follows SFAS No. 123 in accounting for its non-employee stock options. The total compensation expense associated with non-employee stock options granted in 1999, 2000 and 2001 was not material.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 2000 and 2001, respectively: risk-free interest rates of 6.21%, 5.11% and 5.10%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .77, .71 and .49; and a weighted-average expected life of the options of 5.0 years, 5.2 years and 5.5 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                YEAR ENDED DECEMBER 31,
                                        ----------------------------------------
                                           1999          2000           2001
                                           ----          ----           ----
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
        Pro forma net income .........   $ 47,149     $  266,684     $  178,255
        Pro forma earnings per share:
          Basic ......................       0.12           0.69           0.46
          Diluted ....................       0.12           0.69           0.45


     A summary of the Company's stock option activity and related information for the years ended December 31 follows:


                                                         1999                       2000                      2001
                                                ----------------------     ----------------------     ----------------------
                                                              WEIGHTED                   WEIGHTED                   WEIGHTED
                                                               AVERAGE                    AVERAGE                   AVERAGE
                                                 OPTIONS      EXERCISE      OPTIONS      EXERCISE      OPTIONS      EXERCISE
                                                  (000)         PRICE        (000)         PRICE        (000)        PRICE
                                                 -------      --------      -------      --------      -------      --------
Options outstanding January 1 ..............      34,437        $ 12         36,028        $ 11         35,982        $ 10
 Granted ...................................       6,589          11          3,615           5          4,969          14
 Exercised .................................        (772)          5         (1,957)          8         (4,433)          7
 Canceled ..................................      (4,226)         20         (1,704)         15           (935)         18
                                                  ------        ----         ------        ----         ------        ----
Options outstanding at December 31 .........      36,028        $ 11         35,982        $ 10         35,583        $ 11
Options exercisable at December 31 .........      31,689        $ 11         31,429        $ 10         30,721        $ 11
Weighted average fair value of options
 granted during the year ...................    $   7.14                   $   3.07                   $   9.06

     The following table summarizes information about stock options outstanding at December 31, 2001:


                                         OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                              -----------------------------------------     ---------------------------
                                                  WEIGHTED     WEIGHTED                        WEIGHTED
                                                  AVERAGE       AVERAGE                        AVERAGE
                               DECEMBER 31,      REMAINING     EXERCISE      DECEMBER 31,      EXERCISE
                                   2001             LIFE         PRICE           2001           PRICE
                              --------------     ---------     --------     --------------    ---------
                              (IN THOUSANDS)      (YEARS)                   (IN THOUSANDS)
Under $10.00 .............        19,256             3.73      $   6.14        17,344         $   6.16
$10.00 -- $23.63 .........        16,147             6.54         15.96        13,203            16.60
$23.63 and above .........           180             6.04         27.12           174            27.10

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

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. ACQUISITIONS - (CONTINUED)

2001 ACQUISITIONS

     At various dates and in separate transactions throughout 2001, the Company acquired two outpatient rehabilitation facilities, one outpatient surgery center and one diagnostic imaging center. The acquired operations are located in California, Maine and Texas. The total purchase price of the acquired operations was approximately $5,032,000, which was paid in cash.

     In connection with these transactions, the Company entered into noncompete agreements with former owners totaling $750,000. In general, these noncompete agreements are payable in monthly or quarterly installments over periods ranging from five to ten years.

     The fair value of the total net assets relating to the 2001 acquisitions described above was approximately $97,000. The total cost of the 2001 acquisitions exceeded the fair value of the net assets acquired by approximately $4,935,000. Based on the evaluation of each acquisition utilizing the criteria described above, the Company determined that the cost in excess of net asset value of purchased facilities relating to the 2001 acquisitions should be amortized over 20 years on a straight-line basis. No other identifiable intangible assets were recorded in the acquisitions described above. At December 31, 2001, the purchase price allocation associated with the 2001 acquisitions is preliminary in nature. During 2002 the Company will make adjustments, if necessary, to the purchase price allocation based on revisions to the fair value of the assets acquired.

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

     The Company utilizes the liability method of accounting for income taxes, as required by Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 are as follows:


                                                                 CURRENT        NONCURRENT          TOTAL
                                                                 -------        ----------          -----
                                                                               (IN THOUSANDS)
Deferred tax assets:
 Net operating loss .......................................    $      --       $     5,864       $     5,864
 Accruals .................................................        9,063                --             9,063
 Impairment and restructuring charges .....................           --            41,932            41,932
 Other ....................................................           --             5,045             5,045
                                                               ---------       -----------       -----------
Total deferred tax assets .................................        9,063            52,841            61,904
Deferred tax liabilities:
 Depreciation and amortization ............................           --          (123,901)         (123,901)
 Bad debts ................................................      (13,290)               --           (13,290)
 Capitalized costs ........................................           --           (81,779)          (81,779)
 Unrealized gain on available for sale securities .........           --            (7,526)           (7,526)
                                                               ---------       -----------       -----------
Total deferred tax liabilities ............................      (13,290)         (213,206)         (226,496)
                                                               ---------       -----------       -----------
Net deferred tax liabilities ..............................    $  (4,227)      $  (160,365)      $  (164,592)
                                                               =========       ===========       ===========

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. INCOME TAXES - (CONTINUED)

     Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 are as follows:


                                                                 CURRENT       NONCURRENT           TOTAL
                                                                 -------       ----------           -----
                                                                              (IN THOUSANDS)
Deferred tax assets:
 Net operating loss .......................................    $       --     $     4,676        $     4,676
 Impairment and restructuring charges .....................            --          41,731             41,731
 Other ....................................................           317              --                317
                                                               ----------     -----------        -----------
Total deferred tax assets .................................           317          46,407             46,724
Deferred tax liabilities:
 Depreciation and amortization ............................            --        (194,881)          (194,881)
 Bad debts ................................................       (99,168)             --            (99,168)
 Capitalized costs ........................................            --        (100,945)          (100,945)
 Accruals .................................................        (1,022)             --             (1,022)
 Unrealized gain on available for sale securities .........            --         (10,116)           (10,116)
                                                               ----------     -----------        -----------
Total deferred tax liabilities ............................      (100,190)       (305,942)          (406,132)
                                                               ----------     -----------        -----------
Net deferred tax liabilities ..............................    $  (99,873)    $  (259,535)       $  (359,408)
                                                               ==========     ===========        ===========

     At December 31, 2001, the Company has net operating loss carryforwards of approximately $12,889,000 for income tax purposes expiring through the year 2020. Those carryforwards resulted from the Company's acquisitions of Rebound, Inc., Horizon/CMS Healthcare Corporation, ASC Network Corporation, The Company Doctor and National Imaging Affiliates.

     The provision for income taxes was as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------
                                                                   1999              2000            2001
                                                                   ----              ----            ----
                                                                             (IN THOUSANDS)
Current:
 Federal ..................................................    $ 61,156       $    74,243      $  (46,534)
 State ....................................................      11,623            11,117          (6,225)
                                                               --------       -----------      ----------
                                                                 72,779            85,360         (52,759)
Deferred:
 Federal ..................................................      (4,916)           83,886         169,557
 State ...................................................         (934)           12,562          22,669
                                                               --------       -----------      ----------
                                                                 (5,850)           96,448         192,226
                                                               --------       -----------      ----------
                                                               $ 66,929       $   181,808      $  139,467
                                                               ========       ===========      ==========


     The difference between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before taxes was as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------
                                                                   1999              2000            2001
                                                                   ----              ----            ----
                                                                             (IN THOUSANDS)
Federal taxes at statutory rates ........................    $  80,470        $   195,774      $  151,807
Add (deduct):
 State income taxes, net of federal tax benefit .........        6,948             15,391          10,689
 Minority interests .....................................      (30,264)           (34,678)        (32,158)
 Nondeductible goodwill .................................        9,304              2,452           6,869
 Disposal/impairment charges ............................        6,128                 --              --
 Other ..................................................       (5,657)             2,869           2,260
                                                             ---------        -----------      ----------
                                                             $  66,929        $   181,808      $  139,467
                                                             =========        ===========      ==========

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

     Beginning December 1, 1993, the Company became self-insured for professional liability and comprehensive general liability. The Company purchased coverage for all claims incurred prior to December 1, 1993. In addition, the Company purchased underlying insurance which would cover all claims once established limits have been exceeded. It is the opinion of management that at December 31, 2001 the Company has adequate reserves to cover losses on asserted and unasserted claims. In the fourth quarter of 2000, the Company formed an offshore captive insurance subsidiary to which it transitioned the administration of its self-insurance programs (see Note 1).

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

     Horizon/CMS is currently a party, or is subject, to certain litigation matters and disputes. The Company itself is, in general, not a party to such litigation. These matters include actions or investigations initiated by various federal and state regulatory agencies and other parties. Both Horizon/CMS and the Company are working to resolve these matters and cooperating fully with the various regulatory agencies involved. As of December 31, 2001, it was not possible for the Company to predict the ultimate outcome or effect of these matters. In management's opinion, the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position or results of operations.

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

     In late December 2001, the Department of Justice (DOJ) filed a Notice of Election to Intervene in Part in a case styled United States ex rel. DeWayne Manning v. HEALTHSOUTH Corporation. The Department's Notice indicated that it was partially intervening in a complaint under the federal False Claims Act filed by a former employee of the Company which alleged that certain physical therapy practices, primarily involving the use of physical therapy aids and other assistive personnel, violated Medicare regulations related to the provision of physical therapy to Medicare beneficiaries in freestanding outpatient centers. On January 15, 2002, the Court entered an Order granting the Department 120 days from that date to file and serve its complaint. The Company has not been served with any of the underlying complaints to date. Based upon the information available, management believes that the DOJ's theory with respect to the issues regarding the use of physical therapy aides and other assistive personnel is without support in applicable law or regulation and is inconsistent with traditionally accepted practices in the physical therapy industry. Accordingly, the Company expects to vigorously defend against the claims asserted at such time as it is served with the complaints.

     At December 31, 2001, committed capital expenditures for the next twelve months are $57,063,000.

     Operating leases generally consist of short-term lease agreements for buildings where facilities are located. These leases generally have 5-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Total rental expense for all operating leases was $233,895,000, $248,782,000 and $252,684,000 for the years ended December 31, 1999, 2000 and
2001, respectively.

     The Company has entered into two tax retention operating lease agreements for its Corporate headquarters and nine rehabilitation hospitals. These agreements terminate on June 22, 2003 and at termination, unless the Company renegotiates to extend the leases, it must purchase the facilities or obtain a purchaser for them. The Company provides a residual value guaranty of approximately $163,690,000 related to these lease agreements.

     In December 2001, the Company entered into a seven-and-one-half year lease to fund the construction and equipping of a new state-of-the-art digital hospital. The lease will be classified as an operating lease for financial reporting purposes. The digital hospital will be constructed in Birmingham, Alabama, on land that is owned by the Company and is ground leased to the lessor for the term of the lease. The terms of the lease provide for thirty months in which to construct the project. The lessor will then lease the completed project to the Company for a minimum of five years. At the end of the lease term, the Company has the option to purchase the facility or obtain a purchaser for the facility. The Company provides a residual value guaranty of 85% of the value of the improvements. In connection with the lease, the lessor will incur debt up to $200,000,000, which is not reflected in the accompanying financial statements of the Company.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

     The following is a schedule of future minimum lease payments under all operating leases having initial or remaining non-cancelable lease terms in excess of one year:

         YEAR ENDING DECEMBER 31,                           (IN THOUSANDS)
         ------------------------                           --------------
              2002 .....................................     $   223,638
              2003 .....................................         191,737
              2004 .....................................         163,482
              2005 .....................................         131,332
              2006 .....................................         106,301
              After 2007 ...............................         552,951
                                                             -----------
              Total minimum payments required ..........     $ 1,369,441
                                                             ===========



12. EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) savings plan which matches 15% of the first 4% of earnings that an employee contributes. All contributions are in the form of cash. All employees who have completed one year of service with a minimum of 1,000 hours worked are eligible to participate in the plan. Company contributions are gradually vested over a seven-year service period. Contributions to the plan by the Company were approximately $4,608,000, $4,712,000 and $4,050,000 in 1999, 2000 and 2001, respectively.

     In 1991, the Company established an Employee Stock Ownership Plan ("ESOP") for the purpose of providing substantially all employees of the Company the opportunity to save for their retirement and acquire a proprietary interest in the Company. The ESOP currently owns approximately 3,320,000 shares of the Company's common stock, which were purchased with funds borrowed from the Company, $10,000,000 in 1991 (the "1991 ESOP Loan") and $10,000,000 in 1992 (the
"1992 ESOP Loan"). At December 31, 2001, the combined ESOP Loans had a balance of $2,699,000. The 1991 ESOP Loan, which bears an interest rate of 10%, is payable in annual installments covering interest and principal over a ten-year period beginning in 1992. The 1992 ESOP Loan, which bears an interest rate of 8.5%, is payable in annual installments covering interest and principal over a ten-year period beginning in 1993. Company contributions to the ESOP began in 1992 and shall at least equal the amount required to make all ESOP loan amortization payments for each plan year. The Company recognizes compensation expense based on the shares allocated method. Compensation expense related to the ESOP recognized by the Company was $3,197,000, $3,176,000 and $1,519,000 in 1999, 2000 and 2001, respectively. Interest incurred on the ESOP Loans was approximately $715,000, $483,000 and $229,000 in 1999, 2000 and 2001,
respectively. Approximately 2,770,000 shares owned by the ESOP have been allocated to participants at December 31, 2001.

     During 1993, the American Institute of Certified Public Accountants issued Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans ("SOP 93-6"). Among other provisions, SOP 93-6 requires that compensation expense relating to employee stock ownership plans be measured based on the fair market value of the shares when allocated to the employees. The provisions of SOP 93-6 apply only to leveraged ESOPs formed after December 31, 1992, or shares newly acquired by an existing leveraged ESOP after December 31, 1992. Because all shares owned by the Company's ESOP were acquired prior to December 31, 1992, the Company's accounting policies for the shares currently owned by the ESOP are not affected by SOP 93-6.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


13. IMPAIRMENT AND RESTRUCTURING CHARGES

     During the third quarter of 1998, the Company recorded impairment and restructuring charges of approximately $72,000,000 related to the Company's decision to dispose of or otherwise discontinue substantially all of its home health operations. The decision was prompted in large part by the negative impact of the 1997 Balanced Budget Act, which placed reimbursement limits on home health businesses. The limits were announced in March 1998, and the Company began to see the adverse affect on home health margins. Based on this unfavorable trend, management prepared a plan to exit the home health operations described above. The plan was approved by the Board of Directors on September 16, 1998. Revenues and losses before income taxes and minority interests for the home health operations were $71,163,000 and $(4,261,000), respectively, during the year ended December 31, 1998. The home health operations have been included in the inpatient and other clinical services segment. The home health operations covered by the plan included approximately 35 locations, all of which were closed by December 31, 1998.

     The Company has developed a strategic plan to provide integrated services in major markets throughout the United States. In the fourth quarter of 1998, the Company recorded a restructuring charge of approximately $404,000,000 as a result of its decision to close certain facilities that did not fit with the Company's strategic vision, underperforming facilities and facilities not located in target markets. The Company's Board of Directors approved the restructuring plan on December 10, 1998. A total of 167 facilities were included in the plan, including 110 outpatient rehabilitation facilities, 7 inpatient rehabilitation hospitals, 29 outpatient surgery centers, and 21 diagnostic centers. Some of these facilities had multiple business units associated with the operation. The identified facilities contributed $140,087,000 to the Company's revenue and $(9,907,000) to the Company's income before income taxes and minority interests during 1998. Approximately 97.8% of the locations identified in the fourth quarter restructuring plan have been closed.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     The restructuring activities (shown below in tabular form) primarily relate to asset write-downs, lease abandonments and the elimination of job responsibilities resulting in costs incurred to sever employees. Details of the impairment and restructuring charges, separated by the amounts recorded in the third and fourth quarter of 1998, respectively, are as follows:


                                                               ACTIVITY                              ACTIVITY
                                                        ----------------------                ----------------------
                                        RESTRUCTURING     CASH       NON-CASH    BALANCE AT     CASH       NON-CASH
DESCRIPTION                                 CHARGE      PAYMENTS   IMPAIRMENTS    12/31/98    PAYMENTS   IMPAIRMENTS
--------------------------------------  -------------   --------   -----------   ----------   --------   -----------
                                                                       (IN THOUSANDS)
Third Quarter 1998 Charge:
 Property, plant and equipment:
 Leasehold improvements ..............    $     820     $     --    $     820     $     --    $     --       $--
 Furniture, fixtures and equipment ...        7,543           --        7,543           --          --        --
                                          ---------     --------    ---------     --------    --------       ---
                                              8,363           --        8,363           --          --        --
 Intangible assets:
 Goodwill ............................       53,485           --       53,485           --          --        --
 Noncompete agreements ...............          678           --          678           --          --        --
 Other intangible assets .............          222           --          222           --          --        --
                                          ---------     --------    ---------     --------    --------       ---
                                             54,385           --       54,385           --          --        --
 Lease abandonment costs .............        2,618        2,618           --           --          --        --
 Other assets ........................        4,908           --        4,908           --          --        --
 Other incremental costs .............        1,435        1,020           --          415         415        --
                                          ---------     --------    ---------     --------    --------       ---
Total Third Quarter 1998 Charge ......    $  71,709     $  3,638    $  67,656     $    415    $    415       $--
                                          =========     ========    =========     ========    ========       ===
Fourth Quarter 1998 Charge:
 Property, plant and equipment:
 Land and buildings ..................    $  38,741     $     --    $  38,741     $     --    $     --       $--
 Leasehold improvements ..............       27,187           --       27,187           --          --        --
 Furniture, fixtures and equipment ...       71,952           --       71,952           --          --        --
                                          ---------     --------    ---------     --------    --------       ---
                                            137,880           --      137,880           --          --        --
 Intangible assets:
 Goodwill ............................      154,840           --      154,840           --          --        --
 Noncompete agreements ...............       10,632           --       10,632           --          --        --
 Other intangible assets .............        1,272           --        1,272           --          --        --
                                          ---------     --------    ---------     --------    --------       ---
                                            166,744           --      166,744           --          --        --
 Lease abandonment costs .............       49,476           --           --       49,476      17,110        --
 Other assets ........................       19,857           --       19,857           --          --        --
 Severance packages ..................        6,027        4,753           --        1,274       1,274        --
 Other incremental costs .............       24,089        8,100           --       15,989       8,978        --
                                          ---------     --------    ---------     --------    --------       ---
Total Fourth Quarter 1998 Charge .....    $ 404,073     $ 12,853    $ 324,481     $ 66,739    $ 27,362       $--
                                          =========     ========    =========     ========    ========       ===



                                                            ACTIVITY                              ACTIVITY
                                                     ----------------------                ----------------------
                                        BALANCE AT     CASH       NON-CASH    BALANCE AT     CASH       NON-CASH    BALANCE AT
DESCRIPTION                              12/31/99    PAYMENTS   IMPAIRMENTS    12/31/00    PAYMENTS   IMPAIRMENTS    12/31/01
--------------------------------------  ----------   --------   -----------   ----------   --------   -----------   ----------
                                                                           (IN THOUSANDS)
Third Quarter 1998 Charge:
 Property, plant and equipment:
 Leasehold improvements ..............   $     --    $     --       $--        $     --    $    --        $--         $   --
 Furniture, fixtures and equipment ...         --          --        --              --         --         --             --
                                         --------    --------       ---        --------    -------        ---         ------
                                               --          --        --              --         --         --             --
 Intangible assets:
 Goodwill ............................         --          --        --              --         --         --             --
 Noncompete agreements ...............         --          --        --              --         --         --             --
 Other intangible assets .............         --          --        --              --         --         --             --
                                         --------    --------       ---        --------    -------        ---         ------
                                               --          --        --              --         --         --             --
 Lease abandonment costs .............         --          --        --              --         --         --             --
 Other assets ........................         --          --        --              --         --         --             --
 Other incremental costs .............         --          --        --              --         --         --             --
                                         --------    --------       ---        --------    -------        ---         ------
Total Third Quarter 1998 Charge ......   $     --    $     --       $--        $     --    $    --        $--         $   --
                                         ========    ========       ===        ========    =======        ===         ======
Fourth Quarter 1998 Charge:
 Property, plant and equipment:
 Land and buildings ..................   $     --    $     --       $--        $     --    $    --        $--         $   --
 Leasehold improvements ..............         --          --        --              --         --         --             --
 Furniture, fixtures and equipment ...         --          --        --              --         --         --             --
                                         --------    --------       ---        --------    -------        ---         ------
                                               --          --        --              --         --         --             --
 Intangible assets:
 Goodwill ............................         --          --        --              --         --         --             --
 Noncompete agreements ...............         --          --        --              --         --         --             --
 Other intangible assets .............         --          --        --              --         --         --             --
                                         --------    --------       ---        --------    -------        ---         ------
                                               --          --        --              --         --         --             --
 Lease abandonment costs .............     32,366      11,253        --          21,113    $11,648         --          9,465
 Other assets ........................         --          --        --              --         --         --             --
 Severance packages ..................         --          --        --              --         --         --             --
 Other incremental costs .............      7,011       7,011        --              --         --         --             --
                                         --------    --------       ---        --------    -------        ---         ------
Total Fourth Quarter 1998 Charge .....   $ 39,377    $ 18,264       $--        $ 21,113    $11,648        $--         $9,465
                                         ========    ========       ===        ========    =======        ===         ======

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. IMPAIRMENT AND RESTRUCTURING CHARGES - (CONTINUED)

     The remaining balances at December 31, 2000 and 2001, are included in accrued interest payable and other liabilities in the accompanying consolidated balance sheets.

     In addition to the third and fourth quarter 1998 charges described above, the Company recorded an impairment charge of approximately $8,000,000 in the fourth quarter of 1998 related to a rehabilitation hospital it had closed. The write-down was based on an independent appraisal, which reflected a decline in valuation since the original closure. The hospital was closed in 1995 as a result of duplicative services in a single market. At that time, the hospital was written down to its then-estimated fair value and classified as assets held for sale.

     The Company abandoned certain equipment and sold certain properties and equipment during 2000, which were associated with the 1998 closed facilities. The fair value of assets remaining to be sold is approximately $19,725,000 compared to $24,559,000 as of December 31, 2000. The Company expects to have all properties sold by the end of 2003. The effect of suspending depreciation is immaterial. For assets that will not be abandoned, the fair values were based on independent appraisals or estimates of recoverability for similar closings.

     During the fourth quarter of 1999, in accordance with FASB Statement No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company recorded an asset impairment charge of $121,037,000. Management evaluated the financial performance of each of its facilities to determine if there are trends which would indicate that a facility's ability to recover its investment in its long-lived assets had been impaired. Based on this evaluation, the Company determined that property, plant and equipment with a carrying value of $38,050,000 and intangibles with a carrying value of $95,091,000 were impaired and wrote them down by $25,807,000 and $95,091,000 respectively, to their fair market value. In addition, the Company plans to sell certain property, plant, and equipment with a carrying amount of $2,339,000 in 2002 and has estimated the sales value, net of related costs to sell, at $2,200,000. Accordingly, the Company recorded an impairment loss of $139,000 on these assets, which is included in the 1999 impairment and restructuring charge. See Note 14 for the impact of impairment losses on operating segments.


14. OPERATING SEGMENTS

     The accounting policies of the segments are the same as those for the Company described in Note 1, Significant Accounting Policies. Intrasegment revenues are not significant. The Company's Chief Operating Decision Maker evaluates the performance of its segments and allocates resources to these segments based on income before minority interests and income taxes and earnings before interest, income taxes, depreciation and amortization ("EBITDA"). In addition, certain revenue producing functions are managed directly from the Corporate office and are not included in operating results for management reporting. Non-patient care assets represent those assets under the direct management of Corporate office personnel.

     Operating results and other financial data are presented for the principal operating segments as follows:


                                                              YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------
                                                        1999            2000           2001
                                                        ----            ----           ----
                                                                  (IN THOUSANDS)
Revenues:
 Inpatient and other clinical services .........    $1,963,551      $1,928,823      $2,008,108
 Outpatient services ...........................     2,086,518       2,248,410       2,349,420
                                                    ----------      ----------      ----------
                                                     4,050,069       4,177,233       4,357,528
 Non-patient care services .....................        22,038          17,882          22,949
                                                    ----------      ----------      ----------
Consolidated revenues ..........................    $4,072,107      $4,195,115      $4,380,477
                                                    ==========      ==========      ==========

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. OPERATING SEGMENTS - (CONTINUED)


                                                                            YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------------
                                                                      1999            2000           2001
                                                                      ----            ----           ----
                                                                                (IN THOUSANDS)
Income before income taxes and minority interests (excluding loss on sale of assets and impairment and restructuring
 charge):
   Inpatient and other clinical services .....................    $  532,650      $  380,254      $  419,544
   Outpatient services .......................................       445,860         509,910         565,191
                                                                  ----------      ----------      ----------
                                                                     978,510         890,164         984,735
   Non-patient care services .................................      (347,581)       (330,810)       (351,851)
                                                                  ----------      ----------      ----------
Consolidated income before income taxes and minority
 interests ...................................................       630,929         559,354         632,884
Loss on sale of assets and impairment and restructuring charge      (401,014)             --        (199,150)
                                                                  ----------      ----------      ----------
Consolidated income before income taxes and minority
 interests ...................................................    $  229,915      $  559,354      $  433,734
                                                                  ==========      ==========      ==========
Depreciation and amortization:
 Inpatient and other clinical services .......................    $  136,739      $  128,344      $  130,422
 Outpatient services .........................................       163,236         172,011         189,950
                                                                  ----------      ----------      ----------
                                                                     299,975         300,355         320,372
 Non-patient care services ...................................        74,273          60,492          54,898
                                                                  ----------      ----------      ----------
Consolidated depreciation and amortization ...................    $  374,248      $  360,847      $  375,270
                                                                  ==========      ==========      ==========
Interest expense:
 Inpatient and other clinical services .......................    $   45,120      $   58,134      $   40,602
 Outpatient services .........................................         9,608          10,328           7,958
                                                                  ----------      ----------      ----------
                                                                      54,728          68,462          48,560
 Non-patient care services ...................................       121,924         153,133         169,540
                                                                  ----------      ----------      ----------
Consolidated interest expense ................................    $  176,652      $  221,595      $  218,100
                                                                  ==========      ==========      ==========
Interest income:
 Inpatient and other clinical services .......................    $    1,869      $    1,876      $      611
 Outpatient services .........................................         1,518           1,182             975
                                                                  ----------      ----------      ----------
                                                                       3,387           3,058           1,586
 Non-patient care services ...................................         7,200           6,046           5,763
                                                                  ----------      ----------      ----------
Consolidated interest income .................................    $   10,587      $    9,104      $    7,349
                                                                  ==========      ==========      ==========

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. OPERATING SEGMENTS - (CONTINUED)


                                                                            YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------------
                                                                      1999            2000           2001
                                                                      ----            ----           ----
                                                                                (IN THOUSANDS)
EBITDA (excluding loss on sale of assets and impairment and
 restructuring charge):
 Inpatient and other clinical services .......................    $  710,202      $  566,823      $  589,958
 Outpatient services .........................................       620,822         691,591         762,123
                                                                  ----------      ----------      ----------
                                                                   1,331,024       1,258,414       1,352,081
 Non-patient care services ...................................      (159,782)       (125,722)       (133,176)
                                                                  ----------      ----------      ----------
Consolidated EBITDA (excluding loss on sale of assets and
 impairment and restructuring charge):                             1,171,242       1,132,692       1,218,905
Loss on sale of assets and impairment and restructuring charge      (401,014)             --        (199,150)
                                                                  ----------      ----------      ----------
Consolidated EBITDA ..........................................    $  770,228      $1,132,692      $1,019,755
                                                                  ==========      ==========      ==========
Assets:
 Inpatient and other clinical services .......................                    $3,277,840      $3,168,489
 Outpatient services .........................................                     3,778,884       3,826,972
                                                                                  ----------      ----------
                                                                                   7,056,724       6,995,461
 Non-patient care services ...................................                       323,716         583,776
                                                                                  ----------      ----------
Total assets .................................................                    $7,380,440      $7,579,237
                                                                                  ==========      ==========

15. RELATED PARTY

     In December 1999, the Company acquired 6,390,583 shares of Series A Convertible Preferred Stock of MedCenterDirect.com, Inc., a development-stage healthcare e-procurement company, in a private placement for a purchase price of $0.3458 per share. Various persons affiliated or associated with the Company, including various of the Company's Directors and executive officers, also purchased shares in the private placement. Under a Stockholders Agreement, the Company and the other holders of the Series A Convertible Preferred Stock, substantially all of whom may be deemed to be Company affiliates or associates, have the right to elect 50% of the directors of MedCenterDirect.com. During 2001, the Company paid $100,044,296 for the purchase of goods, supplies and related services. In addition, the Company provided a guaranty of $15,000,000 of indebtedness from MedCenterDirect.com to an outside lender.

     In April 2001, the Company acquired 3,932,500 shares of common stock in Source Medical Solutions, Inc. (Source Medical) in a private placement for a purchase price of $0.10 per share. Various persons affiliated or associated with the Company, including some of the Company's executive officers, also purchased shares in the private placement. Source Medical was established for the purpose of allowing commercial exploitation of the Company's wireless clinical documentation system, which was originally known as the HEALTHSOUTH Clinical Automation Program and is now marketed by Source Medical under the name "TherapySource". As of July 1, 2001, the Company sold the assets, including the intellectual property assets, associated with TherapySource to Source Medical for $25,000,000 and entered into an agreement to license TherapySource back from Source Medical. During 2001, the Company paid Source Medical approximately $2,513,813 for services under such agreement. At December 31, 2001, the Company has a receivable from Source Medical of approximately $82,000,000 included in Other Assets on the balance sheet. In addition, the Company provided a guaranty of $6,000,000 of indebtedness from Source Medical to an outside lender.

                   HEALTHSOUTH CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

16. LOSS ON SALE OF ASSETS

     During the second quarter of 2001, the Company sold substantially all of its occupational medicine operations to US Healthworks, Inc. and its Richmond, Virginia medical center to HCA -- The Healthcare Company. These transactions yielded net cash proceeds of approximately $98,882,000 and a net loss on the sale of assets of $139,883,000.

     During the fourth quarter of 2001, the Company sold its diagnostic operations in the United Kingdom to Lodestone Patient Care, Limited and four non-strategic rehabilitation hospitals to Meadowbrook Healthcare Corporation. These transactions yielded net cash proceeds of approximately $31,919,000 and a net loss on sale of assets of $18,847,000. The Company also completed a sale-leaseback transaction for thirteen of its facilities which yielded net cash proceeds of $79,735,000 and a net loss on the sale of assets of $15,397,000. Aggregate annual lease payments for these properties total $8,558,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     We have not changed independent accountants within the 24 months prior to December 31, 2001.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.


DIRECTORS

     The following table provides information with respect to our Directors.


                                                                                                           A
                                                      PRINCIPAL OCCUPATION AND ALL POSITIONS            DIRECTOR
               NAME                   AGE                        WITH HEALTHSOUTH                        SINCE
               ----                   ---             --------------------------------------            --------
Richard M. Scrushy ...............    49     Chairman of the Board and Chief Executive Officer           1984
                                             and Director
Phillip C. Watkins, M.D. .........    60     Physician, Birmingham, Alabama, and Director                1984
George H. Strong .................    75     Private Investor, Locust, New Jersey, and Director          1984
C. Sage Givens ...................    45     General Partner, Acacia Venture Partners, and               1985
                                             Director
Charles W. Newhall III ...........    57     Partner, New Enterprise Associates Limited                  1985
                                             Partnerships, and Director
John S. Chamberlin ...............    73     Private Investor, Princeton, New Jersey, and Director       1993
Joel C. Gordon ...................    72     Private Investor, Nashville, Tennessee, Consultant to       1996
                                             HEALTHSOUTH and Director
Larry D. Striplin, Jr. ...........    72     Chairman and Chief Executive Officer,                       1999
                                             Nelson-Brantley Glass Contractors, Inc., and Director
William T. Owens .................    43     President and Chief Operating Officer and Director          2001

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

     John S. Chamberlin retired in 1988 as president and chief operating officer of Avon Products, Inc., a position he had held since 1985. From 1976 until 1985, he served as chairman and chief executive officer of Lenox, Incorporated, after 22 years in various assignments for General Electric. From 1990 to 1991, he served as chairman and chief executive officer of New Jersey Publishing Co. Mr. Chamberlin is chairman of the board of WNS, Inc. He is currently chairman of the Board of Trustees of the Medical Center at Princeton and is a trustee of the Woodrow Wilson National Fellowship Foundation.

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

     Larry D. Striplin, Jr. has been the Chairman and Chief Executive Officer of Nelson-Brantley Glass Contractors, Inc. and Chairman and Chief Executive Officer of Circle "S" Industries for more than five years. Mr. Striplin is a member of the boards of directors of Kulicke & Soffa Industries, Inc., a publicly traded manufacturer of electronic equipment, and The Banc Corporation.

     William T. Owens, C.P.A., joined HEALTHSOUTH in March 1986 as Controller and was appointed Vice President and Controller in December 1986. He was appointed Group Vice President -- Finance and Controller, June 1992 and Senior Vice President -- Finance and Controller in February 1994 and Group Senior Vice President -- Finance and Controller in March 1998. In February 2000, he was named Executive Vice President and Chief Financial Officer, and in March 2001 he was named a Director. He was named President and Chief Operating Officer in August 2001. Prior to joining HEALTHSOUTH, Mr. Owens served as a certified public accountant on the audit staff of the Birmingham, Alabama office of Ernst & Whinney (now Ernst & Young LLP) from 1981 to 1986.


EXECUTIVE OFFICERS

     The following table provides information with respect to our executive officers.


                                                                                                    AN
                                                            ALL POSITIONS                         OFFICER
            NAME                AGE                        WITH HEALTHSOUTH                        SINCE
            ----                ---                        ----------------                       -------
Richard M. Scrushy .........    49     Chairman of the Board and Chief Executive Officer           1984
                                       and Director
William T. Owens ...........    43     President and Chief Operating Officer and Director          1986
Patrick A. Foster ..........    55     President -- Inpatient Services                             1994
Larry D. Taylor ............    43     President -- Ambulatory Services                            1991
Thomas W. Carman ...........    50     Executive Vice President -- Corporate Development           1985
William W. Horton ..........    42     Executive Vice President and Corporate Counsel and          1994
                                       Assistant Secretary
Malcolm E. McVay ...........    40     Executive Vice President and Treasurer                      1999
Weston L. Smith ............    41     Executive Vice President and Chief Financial Officer        1987
Brandon O. Hale ............    52     Senior Vice President -- Administration and Secretary       1987
Susan M. Jones .............    37     Senior Vice President -- Reimbursement                      1992

     Biographical information for Mr. Scrushy and Mr. Owens is set forth above under this Item, "Directors and Executive Officers -- Directors".

     Patrick A. Foster joined HEALTHSOUTH in February 1994 as Director of Operations and subsequently served as Group Vice President -- Inpatient Operations and Senior Vice President -- Inpatient Operations. He was named President -- HEALTHSOUTH Surgery Centers in October 1997 and President -- Ambulatory Services -- West in September 1999. In August 2001, he was named President -- Inpatient Services. From August 1992 until February 1994, he served as Senior Vice President of the Rehabilitation/Medical Division of The Mediplex Group.

     Larry D. Taylor joined HEALTHSOUTH in May 1987 as an outpatient rehabilitation facility administrator. He was subsequently named Area Manager in July 1989, Regional Vice President -- Outpatient Operations in October 1991, Group Vice President -- Outpatient Operations in July 1992, Senior Vice President -- Outpatient Operations in February 1994, and Senior Vice President -- Ambulatory Services -- East in September 1999. In July 2000, he became President -- Ambulatory Services -- East, and he was named President -- Ambulatory Services in August 2001.

     Thomas W. Carman joined HEALTHSOUTH in 1985 as Regional Director -- Corporate Development, and now serves as Executive Vice President -- Corporate Development. From 1983 to 1985, Mr. Carman was director of development for Medical Care International. From 1981 to 1983, Mr. Carman was assistant administrator at the Children's Hospital of Birmingham, Alabama.

     William W. Horton joined HEALTHSOUTH in July 1994 as Group Vice President -- Legal Services and was named Senior Vice President and Corporate Counsel in May 1996 and Executive Vice President and Corporate Counsel in March 2001. From August 1986 through June 1994, Mr. Horton practiced corporate, securities and healthcare law with the Birmingham, Alabama-based firm now known as Haskell Slaughter Young & Rediker, L.L.C., where he served as Chairman of the Healthcare Practice Group.

     Malcolm E. McVay joined HEALTHSOUTH in September 1999 as Vice President -- Finance, and was named Senior Vice President -- Finance and Treasurer in February 2000 and Executive Vice President and Treasurer in August 2001. From October 1998 until September 1999, he served as Senior Vice President of Investor Relations at CaremarkRx, Inc., and from 1996 until October 1998, he served as Chief Financial Officer, Secretary and Treasurer of Capstone Capital Corporation, a healthcare real estate investment trust. Prior to 1996, he worked for ten years in commercial banking, most recently as a Senior Vice President of SouthTrust Bank.

     Weston L. Smith, C.P.A., joined HEALTHSOUTH in February 1987 as Director of Reimbursement and subsequently served as Assistant Vice President -- Finance -- Reimbursement, Vice President -- Finance -- Reimbursement, Group Vice President -- Finance -- Reimbursement and Senior Vice President -- Finance -- Reimbursement. In March 2000, he was named Senior Vice President -- Finance and Controller and in August 2001, he was named Executive Vice President and Chief Financial Officer. Prior to joining HEALTHSOUTH, Mr. Smith served as a certified public accountant on the audit staff of the Birmingham, Alabama office of Ernst & Whinney (now Ernst & Young LLP) from 1982 to 1987.

     Brandon O. Hale joined HEALTHSOUTH in July 1986 as Director of Human Resources and subsequently served as Vice President -- Human Resources and Group Vice President -- Human Resources. In December 1999, Mr. Hale was named Senior Vice President -- Administration and Secretary of HEALTHSOUTH, and he also serves as HEALTHSOUTH's Corporate Compliance Officer.

     Susan M. Jones, C.P.A., joined HEALTHSOUTH in November 1989 and was named Assistant Vice President -- Finance -- Reimbursement in February 1992, Vice President -- Finance -- Reimbursement in February 1995 and Senior Vice President -- Reimbursement in March 2000. She previously served as a certified public accountant with the Birmingham, Alabama office of Ernst & Whinney (now Ernst & Young LLP).


GENERAL

     Our Directors hold office until the next Annual Meeting of Stockholders of HEALTHSOUTH and until their successors are elected and qualified. Executive officers are elected annually by, and serve at the discretion of the Board of Directors. There are no arrangements or understandings known to us between any of our Directors, nominees for Director or executive officers and any other person pursuant to which any of those persons was elected as a Director or an executive officer, except the Employment Agreement between HEALTHSOUTH and Richard M. Scrushy (see Item 11, "Executive Compensation -- Chief Executive Officer Employment Agreement"), and except that we initially agreed to appoint Mr. Gordon to the Board of Directors in connection with our 1996 acquisition of Surgical Care Affiliates, Inc. There are no family relationships between any of our Directors or executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and Directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Executive officers, Directors and beneficial owners of more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to us, or written representations that no reports on Form 5 were required, we believe that for the period from January 1, 2001, through December 31, 2001, all of our executive officers, Directors and greater-than-10% beneficial owners complied with all
Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION.


EXECUTIVE COMPENSATION -- GENERAL

     The following table sets forth compensation paid or awarded to our Chief Executive Officer, as well as each of our other four most highly compensated executive officers and a former executive officer for whom disclosure would have been required had he been serving as an executive officer at December 31, 2001, for all services rendered to HEALTHSOUTH and its subsidiaries in 1999, 2000 and 2001.


                           SUMMARY COMPENSATION TABLE


                                           ANNUAL COMPENSATION             LONG-TERM COMPENSATION
                                    ---------------------------------   -----------------------------
                                                         BONUS/ANNUAL     STOCK         RESTRICTED          ALL
                                                           INCENTIVE      OPTION          STOCK          OTHER COM-
NAME AND CURRENT POSITION           YEAR      SALARY         AWARD        AWARDS          AWARDS        PENSATION(1)
-------------------------           ----      ------     ------------     ------        ----------      ------------
Richard M. Scrushy                 1999    $1,634,031             --    1,050,000     $  1,293,750(3)     $54,145
Chairman of the Board              2000     3,654,849             --      800,000               --         55,475
and Chief Executive Officer(2)     2001     3,961,169     $6,500,000    1,200,000               --         58,322

William T. Owens                   1999    $  272,944             --       55,000     $    970,313(3)     $ 2,643
President                          2000       386,510             --       75,000               --          1,908
and Chief Operating Officer        2001       502,115     $1,500,000      400,000               --          4,755

Larry D. Taylor                    1999    $  183,298             --      113,166               --        $ 4,449
President -- Ambulatory Services   2000       278,796     $   75,000       30,000               --          3,380
                                   2001       452,076        500,000      150,000               --          6,148

Patrick A. Foster                  1999    $  275,977             --      125,000     $    970,313(3)     $ 3,298
President - Inpatient              2000       356,043             --       60,000               --          2,434
Operations                         2001       337,922     $  500,000      150,000               --          6,155

Robert E. Thomson                  1999    $  402,987             --      125,000     $    970,313(3)     $ 4,994
Formerly President - Inpatient     2000       396,162             --       60,000               --          2,849
Operations                         2001        85,556     $  500,000      100,000               --          5,474

Thomas W. Carman                   1999    $  295,167             --       65,000     $    970,313(3)     $ 3,012
Executive Vice President -         2000       326,300     $   50,000       20,000               --          2,270
Corporate Development              2001       361,651         75,000       80,000               --          5,814

----------------
(1) For the year ending December 31, 2001, this category includes (a) matching contributions under the HEALTHSOUTH Retirement Investment Plan of $1,020 for Mr. Scrushy, $0 for Mr. Owens, $1,393 for Mr. Taylor, $1,400 for Mr. Foster, $719 for Mr. Thomson and $1,059 for Mr. Carman; (b) awards under our Employee Stock Benefit Plan of $3,263 for Mr. Scrushy, $3,263 for Mr. Owens, $3,263 for Mr. Taylor, $3,263 for Mr. Foster, $3,263 for Mr. Thomson and $3,263 for Mr. Carman; and (c) split-dollar life insurance premiums paid of $54,039 with respect to Mr. Scrushy, $1,492 with respect to Mr. Owens, $1,492 with respect to Mr. Taylor, $1,492 with respect to Mr. Foster, $1,492 with respect to Mr. Thomson and $1,492 with respect to Mr. Carman. See this Item, "Executive Compensation -- Retirement Investment Plan" and "Executive Compensation -- Employee Stock Benefit Plan".

(2) Salary amounts for Mr. Scrushy include monthly incentive compensation amounts payable upon achievement of certain budget targets. Effective November 1, 1998, Mr. Scrushy voluntarily suspended receipt of his base salary and monthly incentive compensation through March 31, 1999, and voluntarily took reduced compensation through January 2, 2000. See this Item, "Executive Compensation -- Chief Executive Officer Employment Agreement".

(3) The value of restricted stock awards in 1999 reflects the closing price of HEALTHSOUTH common stock at the date of the award. The value of these awards measured at December 31, 2001 was $1,482,000 for the award to Mr. Scrushy (100,000 shares) and $1,111,500 for the awards to each of Messrs. Owens, Carman and Foster (75,000 shares each). The award to Mr. Thomson lapsed in 2001. The awards vest five years from the date of grant, except as otherwise provided in our 1998 Restricted Stock Plan. See this Item, "Executive Compensation - 1998 Restricted Stock Plan".

STOCK OPTION GRANTS IN 2001


                                               INDIVIDUAL GRANTS
                      --------------------------------------------------------------------
                                   % OF TOTAL
                                     OPTIONS
                      NUMBER OF    GRANTED TO     EXERCISE
                       OPTIONS    EMPLOYEES IN     PRICE     EXPIRATION      GRANT DATE
NAME                   GRANTED     FISCAL YEAR   PER SHARE      DATE      PRESENT VALUE(1)
----                  ---------   ------------   ---------   ----------   ----------------
Richard M. Scrushy    1,000,000        21.2%     $  13.875      1/3/11       $7,130,000
                        200,000         4.2%        11.99     11/13/11        1,232,000
William T. Owens        300,000         6.4%        13.875      1/3/11        2,139,000
                        100,000         2.1%        11.99     11/13/11          616,000
Larry D. Taylor         100,000         2.1%        13.875      1/3/11          713,000
                         50,000         1.1%        11.99     11/13/11          308,000
Patrick A. Foster       100,000         2.1%        13.875      1/3/11          713,000
                         50,000         1.1%        11.99     11/13/11          308,000
Robert E. Thomson       100,000         2.1%        13.875    11/29/03          713,000
Thomas W. Carman         50,000         1.1%        13.875      1/3/11          356,500
                         30,000         0.6%        11.99     11/13/11          184,800

----------------
(1) Based on the Black-Scholes option pricing model adapted for use in valuing executive stock options. The actual value, if any, an executive may realize will depend upon the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on arbitrary assumptions as to certain variables, including the following: (i) stock price volatility is assumed to be 49%; (ii) the risk-free rate of return is assumed to be 5.1%; (iii) dividend yield is assumed to be 0; and
    (iv) the time of exercise is assumed to be 5.5 years from the date of grant.


STOCK OPTION EXERCISES IN 2001 AND OPTION VALUES AT DECEMBER 31, 2001


                                                                                           VALUE OF UNEXERCISED
                                 NUMBER                 NUMBER OF UNEXERCISED OPTIONS       IN-THE-MONEY OPTIONS
                               OF SHARES                   AT DECEMBER 31, 2001(1)        AT DECEMBER 31, 2001(2)
                                ACQUIRED       VALUE    -----------------------------  -----------------------------
NAME                          ON EXERCISE    REALIZED    EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                          -----------    --------    -----------   -------------    -----------    -------------
Richard M. Scrushy .........         --             --   15,722,524            --      $129,199,197            --
William T. Owens ...........         --             --      912,500            --         2,325,838            --
Larry D. Taylor ............     22,500     $  252,018      485,166        55,000         2,435,079      $359,944
Patrick A. Foster ..........    200,000      1,329,481      463,800            --         1,084,266            --
Robert E. Thomson ..........         --             --      855,000            --         2,619,725            --
Thomas W. Carman ...........    100,000      1,385,060      830,000            --         3,376,038            --

----------------
(1) Does not reflect any options granted and/or exercised after December 31, 2001. The net effect of any such grants and exercises is reflected in the table appearing under Item 12, "Security Ownership of Certain Beneficial Owners and Management".

(2) Represents the difference between market price of HEALTHSOUTH common stock and the respective exercise prices of the options at December 31, 2001. Such amounts may not necessarily be realized. Actual values which may be realized, if any, upon any exercise of such options will be based on the market price of the common stock at the time of any such exercise and thus are dependent upon future performance of the common stock.

STOCK OPTION PLANS

     Set forth below is information concerning our various stock option plans at December 31, 2001. All share numbers and exercise prices have been adjusted as necessary to reflect previous stock splits.

1988 Non-Qualified Stock Option Plan

     In 1988 we adopted the 1998 Non-Qualified Stock Option Plan. Under this plan, the Audit and Compensation Committee of our Board of Directors, which administered the plan, had discretion to grant to our Directors, officers and other key employees options to purchase shares of HEALTHSOUTH common stock at the fair market value attributed to shares of HEALTHSOUTH common stock on the date the option was granted. The total number of shares of HEALTHSOUTH common stock covered by this plan was 4,800,000. The plan expired on February 28, 1998, in accordance with its terms. As of December 31, 2000, options granted under this plan to purchase 7,300 shares of HEALTHSOUTH common stock remained outstanding at an exercise price of $16.25 per share. All of these outstanding options remain valid and in full force and must be held and exercised in accordance with the terms of the plan. All of the options must be exercised within ten years after they were granted. All of the options granted under this plan terminate automatically within three months after termination of association as a Director or of employment, unless such termination is by reason of death. In addition, the options may not be transferred, except pursuant to the terms of a valid will or applicable laws of descent and distribution, and in the event additional shares of HEALTHSOUTH common stock are issued they are protected from dilution.

1989, 1990, 1991, 1992, 1993, 1995 and 1997 Stock Option Plans

     In each of 1989, 1990, 1991, 1992, 1993, 1995 and 1997 we adopted stock option plans to provide incentives to our Directors, officers and other key employees. Under each of these plans, the Compensation Committee of our Board of Directors, which administers each of the plans, has the discretion to grant to our Directors, officers and other key employees incentive or non-qualified options to purchase shares of HEALTHSOUTH common stock at the fair market value attributed to shares of HEALTHSOUTH common stock on the date the option is granted. The table below sets forth information regarding each plan, including the total number of shares of HEALTHSOUTH common stock which may be purchased under each of the plans, the total number of additional shares of HEALTHSOUTH common stock which have been reserved for future use under each plan, the total number of shares of HEALTHSOUTH common stock which may be purchased under options which have been granted under each plan and which were outstanding on December 31, 2001 and the price or range of prices at which shares may be purchased if the options are exercised.


                       MAXIMUM NUMBER           NUMBER OF
                        OF SHARES OF      ADDITIONAL SHARES OF
                        HEALTHSOUTH            HEALTHSOUTH
                        COMMON STOCK          COMMON STOCK
                    SUBJECT TO PURCHASE     RESERVED FOR USE
   NAME OF PLAN        UNDER THE PLAN        UNDER THE PLAN
   ------------     -------------------   --------------------
1989 Stock Option
 Plan                     2,400,000              None
1990 Stock Option
 Plan                     3,600,000              None
1991 Stock Option
 Plan                    11,200,000              None
1992 Stock Option
 Plan                     5,600,000              None
1993 Stock Option
 Plan                     5,600,000              None


                                                                               DATE THE PLAN
                                                                             TERMINATED OR WILL
                                                                              TERMINATE UNLESS
                      NUMBER OF SHARES OF                                   OTHERWISE DETERMINED
                          HEALTHSOUTH                                         BY OUR BOARD OF
                         COMMON STOCK        PRICE OR RANGE OF PRICES    DIRECTORS OR IF ALL OF THE
                    SUBJECT TO PURCHASE IF        AT WHICH SHARES          SHARES OF HEALTHSOUTH
                          ALL OPTIONS            MAY BE PURCHASED        COMMON STOCK RESERVED FOR
                        OUTSTANDING ON          SUBJECT TO OPTIONS      ISSUANCE UNDER THE PLAN HAVE
                       DECEMBER 31, 2001            OUTSTANDING            BEEN PURCHASED DUE TO
   NAME OF PLAN          ARE EXERCISED         ON DECEMBER 31, 2001       OPTIONS BEING EXERCISED
   ------------     ----------------------   ------------------------   ----------------------------
1989 Stock Option
 Plan                         51,752        $ 8.375                                October 25, 1999
1990 Stock Option
 Plan                        100,504        $ 8.375                                October 15, 2000
1991 Stock Option
 Plan                      3,102,362        $3.7825 -- $16.25                         June 19, 2001
1992 Stock Option
 Plan                      3,707,000        $3.7825 -- $23.625                        June 16, 2002
1993 Stock Option
 Plan                      2,463,025        $3.375 -- $23.625                        April 19, 2003

                       MAXIMUM NUMBER           NUMBER OF
                        OF SHARES OF      ADDITIONAL SHARES OF
                        HEALTHSOUTH            HEALTHSOUTH
                        COMMON STOCK          COMMON STOCK
                    SUBJECT TO PURCHASE     RESERVED FOR USE
   NAME OF PLAN        UNDER THE PLAN        UNDER THE PLAN
   ------------     -------------------   --------------------
1995 Stock Option
 Plan                    22,359,992 (1)         15,422
1997 Stock Option
 Plan                     5,000,000             30,027


                                                                               DATE THE PLAN
                                                                             TERMINATED OR WILL
                                                                              TERMINATE UNLESS
                      NUMBER OF SHARES OF                                   OTHERWISE DETERMINED
                          HEALTHSOUTH                                         BY OUR BOARD OF
                         COMMON STOCK        PRICE OR RANGE OF PRICES    DIRECTORS OR IF ALL OF THE
                    SUBJECT TO PURCHASE IF        AT WHICH SHARES          SHARES OF HEALTHSOUTH
                          ALL OPTIONS            MAY BE PURCHASED        COMMON STOCK RESERVED FOR
                        OUTSTANDING ON          SUBJECT TO OPTIONS      ISSUANCE UNDER THE PLAN HAVE
                       DECEMBER 31, 2001            OUTSTANDING            BEEN PURCHASED DUE TO
   NAME OF PLAN          ARE EXERCISED         ON DECEMBER 31, 2001       OPTIONS BEING EXERCISED
   ------------     ----------------------   ------------------------    ---------------------------
1995 Stock Option
 Plan                     19,656,943           $4.875 -- $28.0625                      June 5, 2005
1997 Stock Option
 Plan                      3,546,328           $4.875 -- $28.0625                    April 30, 2007

----------------
(1) At December 31, 2001; to be increased by 0.9% of the outstanding shares of HEALTHSOUTH common stock as of January 1 of each calendar year thereafter until the plan terminates.


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


1993 Consultants' Stock Option Plan

     In 1993 we adopted the 1993 Consultants' Stock Option Plan to provide incentives to non-employee consultants who provide significant services to us. Under this plan, our Board of Directors, which administers the plan, has the discretion to grant to these non-employee consultants options to purchase shares of HEALTHSOUTH common stock at prices to be determined by our Board of Directors or a committee of our Board of Directors to whom this discretion has been delegated. The plan will expire on February 25, 2003 unless terminated earlier at the discretion of our Board of Directors or as a result of all of the shares of HEALTHSOUTH common stock reserved under this plan having been purchased by the exercise of options granted under this plan. The total number of shares of HEALTHSOUTH common stock covered by this plan is 3,500,000. As of December 31, 2001, options granted under this plan to purchase 1,243,833 shares of HEALTHSOUTH common stock remained outstanding at exercise prices ranging from $3.375 to $28.00 per share, and 26,000 shares remain available for the grant of options under this plan. All of these options remain valid and in full force and must be held and exercised in accordance with the terms of the plan. All of these options must be exercised within ten years after they were granted, although they may be exercised at any time during this ten-year period. All of these options terminate automatically within three months after termination of association with us, unless such termination is by reason of death. In addition, the options may not be transferred, except pursuant to the terms of a valid will or applicable laws of descent and distribution, and in the event additional shares of HEALTHSOUTH common stock are issued the options are protected from dilution.


1999 Exchange Stock Option Plan

     In 1999, we adopted our 1999 Exchange Stock Option Plan (the "Exchange Plan") under which NQSOs could be granted, covering a maximum of 2,750,000 shares of common stock. The Exchange Plan was approved by our stockholders on May 20, 1999. The Exchange Plan was adopted after a protracted period of depression in the price of HEALTHSOUTH common stock and provided that HEALTHSOUTH employees (other than Directors and executive officers, who were eligible to participate) who held outstanding stock options with an exercise price equal to or greater than $16.00 could exchange such options for NQSOs issued under the Exchange Plan. Options granted under the Exchange Plan would have an exercise price equal to the closing price per share of our common stock on the New York Stock Exchange Composite Transactions Tape on May 20, 1999, would be deemed to have been granted on May 20, 1999, and would have durations and vesting restrictions identical to those affecting the options surrendered. Eligible options with an exercise price between $16.00 and $22.00 per share could be surrendered in exchange for an option under the Exchange Plan covering two shares of common stock for each three shares of common stock covered by the surrendered options, and eligible options having an exercise price of $22.00 per share or greater could be surrendered in exchange for an option under the Exchange Plan covering three shares of common stock for each four shares of common stock covered by the surrendered option. Each optionholder surrendering options was required to retain eligible options covering 10% of the aggregate number of shares covered by the options eligible for surrender. The Exchange Plan expired on September 30, 1999, at which time options covering 1,716,707 shares of common stock had been issued under the Exchange Plan at an exercise price of $13.3125 per share. Options covering 1,169,915 shares remained outstanding at December 31, 2001. Options granted under the Exchange Plan are nontransferable except by will or pursuant to the laws of descent and distribution (except for certain permitted transfers to family members or charities), are protected against dilution and expire within three months of termination of employment, unless such termination is by reason of death.

Other Stock Option Plans

     In connection with some of our major acquisitions, we assumed existing stock option plans of the acquired companies, and outstanding options to purchase stock of the acquired companies under such plans were converted into options to acquire common stock in accordance with the exchange ratios applicable to such mergers. At December 31, 2001, there were outstanding under these assumed plans options to purchase 538,888 shares of HEALTHSOUTH common stock at exercise prices ranging from $5.28 to $36.9718 per share. No additional options are being granted under any such assumed plans.

1998 RESTRICTED STOCK PLAN

     In 1998, we adopted the 1998 Restricted Stock Plan (the "Restricted Stock Plan"), covering a maximum of 3,000,000 shares of HEALTHSOUTH common stock. The Restricted Stock Plan, which is administered by the Compensation Committee of our Board of Directors, provides that executives and other key employees of HEALTHSOUTH and its subsidiaries may be granted restricted stock awards vesting over a period of not less than one year and no more than ten years, as determined by the Committee. The Restricted Stock Plan terminates on the earliest of (a) May 28, 2008, (b) the date on which awards covering all shares of common stock reserved for issuance thereunder have been granted and are fully vested thereunder, or (c) such earlier time as the Board of Directors may determine. Awards under the Restricted Stock Plan are nontransferable except by will or pursuant to the laws of descent and distribution (except for certain permitted transfers to family members), are protected against dilution and are forfeitable upon termination of a participant's employment to the extent not vested. On May 17, 1999, the Compensation Committee of the Board of Directors granted restricted stock awards covering 850,000 shares of HEALTHSOUTH common stock to various of our executive officers. These shares vest in full upon the earliest to occur of (a) five years from the date of the award, (b) a Change in Control (as defined) of HEALTHSOUTH, or (c) unless the Compensation Committee otherwise determines, upon the recipient's termination of employment by reason of death, disability or retirement. Awards covering 200,000 of such shares and 75,000 of such shares lapsed without vesting in 2000 and 2001, respectively, and an award covering 100,000 shares vested upon the retirement of the recipient.

RETIREMENT INVESTMENT PLAN

     Effective January 1, 1990, we adopted the HEALTHSOUTH Retirement Investment Plan (the "401(k) Plan"), a retirement plan intended to qualify under Section 401(k) of the Code. The 401(k) Plan is open to all of our full-time and part-time employees who are over the age of 21, have one full year of service with HEALTHSOUTH and have at least 1,000 hours of service in the year in which they enter the 401(k) Plan. Eligible employees may elect to participate in the Plan on January 1 and July 1 in each year.

     Under the 401(k) Plan, participants may elect to defer up to 15% of their annual compensation (subject to nondiscrimination rules under the Code). The deferred amounts may be invested among four options, at the participant's direction: a money market fund, a bond fund, a guaranteed insurance contract or an equity fund. We will match a minimum of 15% of the amount deferred by each participant, up to 4% of such participant's total compensation, with the matched amount also directed by the participant. See Note 12 of "Notes to Consolidated Financial Statements".

     William T. Owens, President and Chief Operating Officer, and Brandon O. Hale, Senior Vice President -- Administration and Secretary, serve as Trustees of the 401(k) Plan, which is administered by HEALTHSOUTH.


EMPLOYEE STOCK BENEFIT PLAN

     Effective January 1, 1991, we adopted the HEALTHSOUTH Rehabilitation Corporation and Subsidiaries Employee Stock Benefit Plan (the "ESOP"), a retirement plan intended to qualify under sections 401(a) and 4975(e)(7) of the Code. The ESOP is open to all of our full-time and part-time employees who are over the age of 21, have one full year of service with HEALTHSOUTH and have at least 1,000 hours of service in the year in which they begin participation in the ESOP on the next January 1 or July 1 after the date on which such employee satisfies the conditions mentioned above.

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

     Richard M. Scrushy, Chairman of the Board and Chief Executive Officer, William T. Owens, President and Chief Operating Officer, and Brandon O. Hale, Senior Vice President -- Administration and Secretary of the Company, serve as Trustees of the ESOP, which is administered by HEALTHSOUTH.


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


DEFERRED COMPENSATION PLAN

     In 1997, the Board of Directors adopted an Executive Deferred Compensation Plan, which allows senior management personnel to elect, on an annual basis, to defer receipt of up to 50% of their base salary and up to 100% of their annual bonus, if any (but not less than an aggregate of $2,400 per year) for a minimum of five years from the date such compensation would otherwise have been received. Amounts deferred are held by HEALTHSOUTH pursuant to a "rabbi trust" arrangement, and amounts deferred are credited with earnings at an annual rate equal to the Moody's Average Corporate Bond Yield Index (the "Moody's Rate"), as adjusted from time to time, or the Moody's Rate plus 2% if a participant's employment is terminated by reason of retirement, disability or death or within 24 months of a change in control of HEALTHSOUTH. Amounts deferred may be withdrawn upon retirement, termination of employment or death, upon a showing of financial hardship, or voluntarily with certain penalties. The Deferred Compensation Plan is administered by an Administrative Committee, currently consisting of William T. Owens, President and Chief Operating Officer, and Brandon O. Hale, Senior Vice President -- Administration and Secretary.

1999 EXECUTIVE EQUITY LOAN PLAN

     In order to provide its executive officers and other key employees with additional incentive for future endeavor and to align the interests of our management and our stockholders by providing a mechanism to enhance ownership of HEALTHSOUTH common stock by executives and key employees, we adopted the 1999 Executive Equity Loan Plan (the "Loan Plan"), which was approved by our stockholders on May 20, 1999. Under the Loan Plan, the Compensation Committee of the Board of Directors may approve loans to our executive and key employees to be used for purchases of HEALTHSOUTH common stock. The maximum aggregate principal amount of loans outstanding under the Loan Plan may not exceed $50,000,000. Loans under the Loan Plan have a maturity date of seven years from the date of the loan, subject to acceleration and termination as provided in the Loan Plan. The maturity date may be extended for up to one additional year by the Audit and Compensation Committee, acting in its discretion. The unpaid principal balance of each loan bears interest at a rate equal to the effective interest rate on the average outstanding balance under our principal credit agreement for each calendar quarter, adjustable as of the end of each calendar quarter. Interest compounds annually. Each loan is secured by a pledge of all the shares of HEALTHSOUTH common stock purchased with the proceeds of the loan. The pledged shares may not be sold for one year after the date on which they were acquired. Thereafter, one-third of the aggregate number of shares may be sold during each of the second, third and fourth years after the date of acquisitions, with any unsold portion carrying forward from year to year. The proceeds from any such sale must be used to repay a corresponding percentage of the principal amount of the loan. In addition, we may, but are not required to, repurchase the shares of a participant at such participant's original acquisition cost if the participant's employment is terminated, voluntarily or involuntarily or by reason of death or disability, within the first three years after the acquisition date, all as more fully described in the Loan Plan. Loans under the Loan Plan are made with full recourse, and each participant is required to repay all principal and accrued but unpaid interest upon the maturity of the loan, or its earlier acceleration or termination, irrespective of whether the participant has sold the underlying shares or whether the proceeds of such sale were sufficient to repay all principal and interest with respect to the loan. The Loan Plan terminates on the earlier of May 19, 2009 or such earlier time as the Board of Directors may determine.

     On September 10, 1999, loans aggregating $39,334,104 were made under the Loan Plan. Included in this amount were loans in the following amounts to then-serving executive officers:


                NAME                     PRINCIPAL AMOUNT
                ----                     ----------------
       Richard M. Scrushy ..........    $  25,218,114.87
       James P. Bennett ............        5,043,622.97
       Michael D. Martin ...........        1,513,086.89
       P. Daryl Brown ..............        1,008,506.87
       Robert E. Thomson ...........        1,008,506.87
       Patrick A. Foster ...........        1,008,506.87
       Malcolm E. McVay ............          100,850.69
       William W. Horton ...........           88,914.00


     The loans made to Mr. Bennett and Mr. Martin were repaid in full in 2000. The loans made to Mr. McVay, Mr. Foster, Mr. Horton and Mr. Thomson were repaid in 2001. In addition, loans made to six persons who were not executive officers had been repaid in full by December 31, 2001.

BOARD COMPENSATION

     Directors who are not also our employees are paid Directors' fees of $10,000 per year, plus $3,000 for each meeting of the Board of Directors and $1,000 for each Committee meeting attended. In addition, Directors are reimbursed for all out-of-pocket expenses incurred in connection with their duties as Directors. Our Directors, including employee Directors, have been granted non-qualified stock options to purchase shares of HEALTHSOUTH common stock. Under our existing stock option plans, each non-employee Director is granted an option covering 25,000 shares of common stock on the first business day in January of each year. See this Item, "Executive Compensation -- Stock Option Plans" above.


CHIEF EXECUTIVE OFFICER EMPLOYMENT AGREEMENT

     We have an Amended and Restated Employment Agreement, dated April 1, 1998, with Richard M. Scrushy, under which Mr. Scrushy, a management founder, is employed as Chairman of the Board and Chief Executive Officer for a five-year term originally scheduled to expire on April 1, 2003. This term is automatically extended for an additional year on each April 1 unless the Agreement is terminated as provided therein. In addition, we have agreed to use our best efforts to cause Mr. Scrushy to be elected as a Director during the term of the Agreement. The Agreement provides for Mr. Scrushy to receive an annual base salary of at least $1,200,000, as well as an "Annual Target Bonus" equal to at least $2,400,000, based upon our success in meeting certain monthly and annual performance standards determined by the Compensation Committee of the Board of Directors. Mr. Scrushy's base salary for 2001 was set at $1,500,000, and his base salary for 2002 remains at that level. The Annual Target Bonus is earned at the rate of $200,000 per month if the monthly performance standards are met, provided that if any monthly performance standards are not met but the annual performance standards are met, Mr. Scrushy will be entitled to any payments which were withheld as a result of failure to meet the monthly performance standards. The Agreement further provides that Mr. Scrushy is eligible for participation in all other management bonus or incentive plans and stock option, stock purchase or equity-based incentive compensation plans in which other senior executives of HEALTHSOUTH are eligible to participate. Under the Agreement, Mr. Scrushy is entitled to receive long-term disability insurance coverage, a non-qualified retirement plan providing for annual retirement benefits equal to 60% of his base compensation, use of a company-owned automobile, certain personal security services, and various other retirement, insurance and fringe benefits, as well as to generally participate in all employee benefit programs we maintain.

     The Agreement may be terminated by Mr. Scrushy for "Good Reason" (as defined), by the Company for "Cause" (as defined), upon Mr. Scrushy's "Disability" (as defined) or death, or by either party at any time subject to the consequences of such termination as described in the Agreement. If the Agreement is terminated by Mr. Scrushy for Good Reason, we are required to pay him a lump-sum severance payment equal to the discounted value of the sum of his then-current base salary and Annual Target Bonus over the remaining term of the Agreement and to continue certain employee and fringe benefits for the remaining term of the Agreement. If the Agreement is terminated by Mr. Scrushy otherwise than for Good Reason, we are required to pay him a lump-sum severance amount equal to the discounted value of two times the sum of his then-current base salary and Annual Target Bonus. If we terminate the Agreement for Cause, Mr. Scrushy is not entitled to any severance or continuation of benefits. If the Agreement is terminated by reason of Mr. Scrushy's Disability, we are required to continue the payment of his then-current base salary and Annual Target Bonus for three years as if all relevant performance standards had been met, and if the Agreement is terminated by Mr. Scrushy's death, we are required to pay his representatives or estate a lump-sum payment equal to his then-current base salary and Annual Target Bonus. In the event of a voluntary termination by Mr. Scrushy following a Change in Control (as defined) of HEALTHSOUTH, other than for Cause, we are required to pay Mr. Scrushy an additional lump-sum severance payment equal to his then-current base salary and Annual Target Bonus. The Agreement provides for us to indemnify Mr. Scrushy against certain "parachute payment" excise taxes which may be imposed upon payments under the Agreement. The Agreement restricts Mr. Scrushy from engaging in certain activities competitive with our business during, and for 24 months after termination of, his employment with HEALTHSOUTH, unless such termination occurs after a Change in Control.

OTHER EXECUTIVE EMPLOYMENT AGREEMENTS

     We also have Employment Agreements, dated April 1, 1998, with Thomas W. Carman, Executive Vice President -- Corporate Development and Patrick A. Foster, President -- Inpatient Services, under which each of these persons is employed in these capacities for a three-year term originally scheduled to expire on April 1, 2001. Such terms are automatically extended for an additional year on each April 1 unless the Agreements are terminated in accordance with their terms. The Agreements currently provide for the payment of an annual base salary of $390,000 to Mr. Carman and $490,000 to Mr. Foster. The Agreements further provide that each of these officers is eligible for participation in all management bonus or incentive plans and stock option, stock purchase or equity-based incentive compensation plans in which other senior executives of HEALTHSOUTH are eligible to participate, and provide for various specified fringe benefits.

     If we terminate these Agreements other than for Cause (as defined), Disability (as defined) or death, we are required to continue the officers' base salary in effect for a period of one year after termination, as severance compensation. In addition, in the event of a voluntary termination of employment by the officer within six months after a Change in Control (as defined), we are also required to continue the officer's salary for the same period. The Agreements restrict the officers from engaging in activities competitive with our business during their employment with HEALTHSOUTH and for any period during which the officer is receiving severance compensation, unless such severance compensation results from a termination after a Change in Control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of HEALTHSOUTH common stock as of March 22, 2002(a) by each person who is known by us to own beneficially more than 5% of our common stock, (b) by each of our Directors, (c) by our five most highly compensated executive officers,
(d) by a former executive officer who would have been among our five most highly compensated executive officers had he held such position at December 31, 2001 and (e) by all executive officers and Directors as a group.


                                                                     PERCENTAGE
                 NAME AND                      NUMBER OF SHARES          OF
             ADDRESS OF OWNER               BENEFICIALLY OWNED(1)   COMMON STOCK
             ----------------               ---------------------   ------------
Richard M. Scrushy ......................       20,904,955 (2)         5.1%
John S. Chamberlin ......................          407,000 (3)           *
C. Sage Givens ..........................          310,100 (4)           *
Charles W. Newhall III ..................           50,000 (5)           *
George H. Strong ........................          473,350 (6)           *
Phillip C. Watkins, M.D. ................          681,654 (7)           *
William T. Owens ........................          987,500 (8)           *
Joel C. Gordon ..........................        1,961,968 (9)           *
Robert E. Thomson .......................        1,041,637 (10)          *
Larry D. Striplin, Jr. ..................          150,000 (11)          *
Thomas W. Carman ........................          905,000 (12)          *
Patrick A. Foster .......................          539,412 (13)          *
Larry D. Taylor .........................          583,866 (14)          *
FMR Corp. ...............................       50,673,509 (15)       12.9%
 82 Devonshire Street
 Boston, Massachusetts 02109
All Executive Officers and Directors as a
 Group (17 persons) .....................       29,235,535 (16)       7.06%

----------------
(1) The persons named in the table have sole voting and investment power with respect to all shares of HEALTHSOUTH common stock shown as beneficially owned by them, except as otherwise indicated.

(2) Includes 9,000 shares held by trusts for Mr. Scrushy's children, 31,000 shares held by a charitable foundation of which Mr. Scrushy is an officer and director and 15,722,524 shares subject to currently exercisable stock options.

(3) Includes 275,000 shares subject to currently exercisable stock options.

(4) Includes 2,100 shares owned by Ms. Givens's spouse and 275,000 shares subject to currently exercisable stock options.

(5) Includes 50,000 shares subject to currently exercisable stock options.

(6) Includes 220,665 shares owned by trusts of which Mr. Strong is a trustee and claims shared voting and investment power and 200,000 shares subject to currently exercisable stock options.

(7) Includes 128,364 shares owned by a partnership affiliated with Dr. Watkins and 535,000 shares subject to currently exercisable stock options owned by such partnership.

(8) Includes 912,500 shares subject to currently exercisable stock options.

(9) Includes 127,396 shares owned by Mr. Gordon's spouse and 509,520 shares subject to currently exercisable stock options.

(10) Includes 855,000 shares subject to currently exercisable stock options.

(11) Includes 85,000 shares subject to currently exercisable stock options.

(12) Includes 830,000 shares subject to currently exercisable stock options.

(13) Includes 463,800 shares subject to currently exercisable stock options.

(14) Includes 540,166 shares subject to currently exercisable stock options.

(15) Shares held by various investment funds for which affiliates of FMR Corp. act as investment advisor. FMR Corp. or its affiliates claim sole power to vote 5,327,643 shares and sole power to dispose of all of the shares. Information regarding FMR Corp. is based on its Schedule 13G/A filed February 14, 2002.

(16) Includes 21,232,226 shares subject to currently exercisable stock options held by executive officers and Directors.

* Less than 1%


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In December 1999, we acquired 6,390,583 shares of Series A Convertible Preferred Stock of MedCenterDirect.com, Inc., a development-stage healthcare e-procurement company, in a private placement for a purchase price of $0.3458 per share. Various persons affiliated or associated with us, including various of our Directors and executive officers, also purchased shares in the private placement. Under a Stockholders Agreement, we and the other holders of Series A Convertible Preferred Stock, substantially all of whom may be deemed to be our affiliates or associates, have the right to elect 50% of the directors of MedCenterDirect.com. During 2001, we paid $100,044,296 for the purchase of goods, supplies and related services through MedCenterDirect.com on terms we believe to be no less favorable than those we could have obtained from an unrelated vendor. In addition, we guaranteed up to $15,000,000 of MedCenterDirect.com's indebtedness to an outside lender.

     In April 2001, we established Source Medical Solutions, Inc. and acquired 3,932,500 shares of common stock in Source Medical in a private placement for a purchase price of $0.10 per share. Various persons associated with us, including various of our executive officers, also purchased shares in the private placement. We established Source Medical for the purpose of allowing commercial exploitation of our wireless clinical documentation system, which was originally known as the HEALTHSOUTH Clinical Automation Program and is now marketed by Source Medical under the name "TherapySource". As of July 1, 2001, we sold the assets, including the intellectual property assets, associated with TherapySource to Source Medical for $25,000,000 and entered into an agreement to license TherapySource back from Source Medical. During 2001, we paid Source Medical approximately $2,513,813 for services under such license. We believe that those payments were on terms no less favorable than those we could have obtained from an unrelated vendor. In addition, at December 31, 2001, we had a receivable of approximately $82,000,000 from Source Medical relating to costs we have advanced during its start-up period and guaranteed up to $6,000,000 of its indebtedness to an outside lender.

     At times, we have made loans to executive officers to assist them in meeting various financial obligations or for other purposes. At December 31, 2001, loans in the aggregate principal amount of $678,514 were outstanding to William T. Owens, President and Chief Operating Officer and a Director of the Corporation. These loans bear interest at the rate of 1 1/4% per annum below the prime rate of AmSouth Bank of Alabama, Birmingham, Alabama, and are payable on demand. See Item 11, "Executive Compensation -- 1999 Executive Equity Loan Plan", for information concerning loans to executive officers to purchase HEALTHSOUTH common stock.

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


(b) Reports on Form 8-K.

     HEALTHSOUTH filed the following Current Reports on Form 8-K during the three months ended December 31, 2001:

     A Current Report on Form 8-K dated October 29, 2001, furnishing under Item 9 the text of an investor relations slideshow in use beginning that date.


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

(3)-2 By-laws of HEALTHSOUTH Corporation, filed as Exhibit (3)-2 to HEALTHSOUTH's Registration Statement on Form S-4 (Registration No. 333-73730), are hereby incorporated by reference.

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

(4)-6 Indenture, dated February 1, 2001, between HEALTHSOUTH Corporation and The Bank of New York, as Trustee, filed as Exhibit (4)-6 to HEALTHSOUTH's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, is hereby incorporated by reference.

(4)-7 Registration Rights Agreement, dated February 1, 2001, among HEALTHSOUTH Corporation and UBS Warburg LLC, Deutsche Banc Alex. Brown Inc, Chase Securities Inc., First Union Securities, Inc., and Scotia Capital (USA) Inc., relating to HEALTHSOUTH's 8 1/2% Senior Notes due 2008, filed as Exhibit (4)-7 to HEALTHSOUTH's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, is hereby incorporated by reference.

(4)-8 Indenture, dated September 28, 2001, between HEALTHSOUTH Corporation and National City Bank, as Trustee, relating to the Company's 7 3/8% Senior Notes due 2006 and the Company's 8 3/8% Senior Notes due 2011, filed as Exhibit 4-1 to the Company's Quarterly Report on Form 10-Q for the Period Ended September 30, 2001, is hereby incorporated by reference.

(4)-9 Registration Rights Agreement, dated September 28, 2001, among HEALTHSOUTH Corporation and UBS Warburg LLC, Deutsche Banc Alex. Brown Inc., First Union Securities, Inc., J.P. Morgan Securities, Inc., Lehman Brothers Inc., Scotia Capital (USA) Inc., Jefferies & Company, Inc., BNY Capital Markets, Inc., Fleet Securities Inc., and NatCity Investments, Inc., relating to the Company's 7 3/8% Senior Notes due 2006 and the Company's 8 3/8% Senior Notes due 2011, filed as Exhibit 4-2 to the Company's Quarterly Report on Form 10-Q for the Period Ended September 30, 2001, is hereby incorporated by reference.

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

(10)-49 Employment Agreement, dated April 1, 1998, between HEALTHSOUTH Corporation and Thomas W. Carman, filed as Exhibit (10)-51 to HEALTHSOUTH's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998, is hereby incorporated by reference.

(10)-50 Employment Agreement, dated April 1, 1998, between HEALTHSOUTH Corporation and Anthony J. Tanner, filed as Exhibit (10)-53 to HEALTHSOUTH's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, is hereby incorporated by reference.

(10)-51 Employment Agreement, dated April 1, 1998, between HEALTHSOUTH Corporation and Patrick A. Foster, filed as Exhibit (10)-54 to HEALTHSOUTH's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998, is hereby incorporated by reference.

(10)-52 Lease Agreement, dated October 31, 2000, between First Security Bank, National Association, as Owner Trustee under the HEALTHSOUTH Corporation Trust 2000-1, as Lessor, and HEALTHSOUTH Corporation, as Lessee, filed as Exhibit (10)-56 to HEALTHSOUTH's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, is hereby incorporated by reference.

(10)-53 Participation Agreement, October 31, 2000, among HEALTHSOUTH Corporation as Lessee, First Security Bank, National Association, as Owner Trustee under the HEALTHSOUTH Corporation Trust 2000-1, the Holders and the Lenders Party Thereto From Time to Time, The Chase Manhattan Bank, UBS Warburg LLC, Deutsche Bank Securities Inc., Deutsche Bank AG, New York Branch and UBS AG, Stamford Branch, filed as Exhibit (10)-57 to HEALTHSOUTH's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, is hereby incorporated by reference.

(10)-54 Credit Agreement among HEALTHSOUTH Corporation, UBS AG, Stamford Branch, Deutsche Bank AG, the Lenders Party Thereto and the Industrial Bank of Japan, Limited, dated October 31, 2000, filed as Exhibit
          (10)-58 to HEALTHSOUTH's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, is hereby incorporated by reference.

(10)-55 1999 Exchange Stock Option Plan, filed as Exhibit 3 to HEALTHSOUTH's Registration Statement on Form S-8 (Registration No. 333-80073), is hereby incorporated by reference.

(10)-56 1999 Executive Equity Loan Plan, filed as Exhibit (10)-60 to HEALTHSOUTH's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, is hereby incorporated by reference.

(10)-57 Participation Agreement, dated as of December 27, 2001, among HEALTHSOUTH Medical Center, Inc., HEALTHSOUTH Corporation, State Street Bank and Trust Company of Connecticut, National Association, as Owner Trustee, the various banks and other lending institutions which are parties thereto from time to time, as Holders and Lenders, and First Union National Bank.

(10)-58 Lease Agreement, dated as of December 27, 2001, between State Street Bank and Trust Company of Connecticut, National Association, as Owner Trustee, and HEALTHSOUTH Medical Center, Inc.

  (21)    Subsidiaries of HEALTHSOUTH Corporation.

  (23)    Consent of Ernst & Young LLP, independent auditors.

(d) Financial Statement Schedules.

     Schedule II:     Valuation and Qualifying Accounts

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


              COLUMN A                 COLUMN B                   COLUMN C                      COLUMN D        COLUMN E
              --------               ------------   -------------------------------------      ----------     -------------
                                      BALANCE AT    ADDITIONS CHARGED   ADDITIONS CHARGED
                                     BEGINNING OF      TO COSTS AND     TO OTHER ACCOUNTS      DEDUCTIONS      BALANCE AT
            DESCRIPTION                 PERIOD           EXPENSES            DESCRIBE           DESCRIBE      END OF PERIOD
            -----------              ------------   -----------------   -----------------      ----------     -------------
                                                                        (IN THOUSANDS)
Year ended December 31, 1999:
 Allowance for doubtful accounts ..    $143,689          $342,708          $  16,314(1)       $  199,097(2)     $303,614
                                       ========          ========          ===========        ============      ========
Year ended December 31, 2000:
 Allowance for doubtful accounts ..    $303,614          $ 98,037          $   6,961(1)       $  178,182(2)     $230,430
                                       ========          ========          ===========        ============      ========
Year ended December 31, 2001;
 Allowance for doubtful accounts ..    $230,430          $107,871          $      34(1)       $   74,285(2)     $264,050
                                       ========          ========          ===========        ============      ========

----------------
(1) Allowances of acquisitions in years 1999, 2000 and 2001, respectively.

(2) Write-offs of uncollectible patient accounts receivable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HEALTHSOUTH CORPORATION


                                        By:      RICHARD M. SCRUSHY
                                           -------------------------------------
                                                    Richard M. Scrushy,
                                                   Chairman of the Board
                                                and Chief Executive Officer

                                        Date: March 27, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE                               CAPACITY                           DATE
         ---------                               --------                           ----
   RICHARD M. SCRUSHY                     Chairman of the Board               March 27, 2002
-----------------------                and Chief Executive Officer
   Richard M. Scrushy                         and Director

    WILLIAM T. OWENS                            President                     March 27, 2002
-----------------------                and Chief Operating Officer
    William T. Owens
                                              and Director
    WESTON L. SMITH                     Executive Vice President              March 27, 2002
-----------------------                and Chief Financial Officer
    Weston L. Smith           (Principal Financial and Accounting Officer)

    C. SAGE GIVENS                              Director                      March 27, 2002
-----------------------
    C. Sage Givens

 CHARLES W. NEWHALL III                         Director                      March 27, 2002
-----------------------
 Charles W. Newhall III

   GEORGE H. STRONG                             Director                      March 27, 2002
-----------------------
    George H. Strong

  PHILLIP C. WATKINS                            Director                      March 27, 2002
-----------------------
   Phillip C. Watkins

  JOHN S. CHAMBERLIN                            Director                      March 27, 2002
-----------------------
  John S. Chamberlin

    JOEL C. GORDON                              Director                      March 27, 2002
-----------------------
    Joel C. Gordon

 LARRY D. STRIPLIN, JR.                         Director                      March 27, 2002
-----------------------
 Larry D. Striplin, Jr.