Form 10-Q
period 2002-03-31
HEALTHSOUTH CORP
filed 2002-05-10
CIK 785161

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002; or

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

                               YES  X     NO
                                   ---      ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                            Outstanding at May 6, 2002
         -----------------------                    --------------------------
         COMMON STOCK, PAR VALUE                        393,504,322 shares
             $.01 PER SHARE

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                                      INDEX



PART I -- FINANCIAL INFORMATION

                                                                                      Page
                                                                                      ----
Item 1.  Financial Statements

         Consolidated Balance Sheets -- March 31, 2002 (Unaudited)                      3
         and December 31, 2001

         Consolidated Statements of Income (Unaudited) -- Three Months
         Ended March 31, 2002 and 2001                                                  5

         Consolidated Statements of Cash Flows (Unaudited) -- Three Months
         Ended March 31, 2002 and 2001                                                  6

         Notes to Consolidated Financial Statements (Unaudited) -- Three Months
         Ended March 31, 2002 and 2001                                                  8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                           12

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                             19

Item 2.  Changes in Securities                                                         20

Item 6.  Exhibits and Reports on Form 8-K                                              20

PART I -- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                              MARCH 31,                DECEMBER 31,
                                                                                 2002                      2001
                                                                           -----------------         ------------------
                                                                             (Unaudited)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                           $          236,178        $            276,583
     Other marketable securities                                                      1,873                       1,873
     Accounts receivable                                                          1,023,160                     940,414
     Inventories, prepaid expenses and
         other current assets                                                       443,284                     438,295
     Income tax refund receivable                                                    49,063                      79,290
                                                                           -----------------          ------------------
                                               TOTAL CURRENT ASSETS               1,753,558                   1,736,455


OTHER ASSETS                                                                        367,354                     342,943

PROPERTY, PLANT AND EQUIPMENT--NET                                                2,888,573                   2,774,736

INTANGIBLE ASSETS--NET                                                            2,720,886                   2,725,103
                                                                           -----------------          ------------------

TOTAL ASSETS                                                             $        7,730,371        $          7,579,237
                                                                           ================           ==================

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                                 MARCH 31,                DECEMBER 31,
                                                                                    2002                      2001
                                                                              -----------------         ------------------
                                                                                (Unaudited)
CURRENT LIABILITIES
     Accounts payable                                                    $           35,687        $            37,085
     Salaries and wages payable                                                      64,476                     65,364
     Deferred income taxes                                                          127,617                     99,873
     Accrued interest payable and other liabilities                                 143,758                    134,762
     Current portion of long-term debt                                               21,912                     21,912
                                                                               -----------------         ------------------

                                          TOTAL CURRENT LIABILITIES                 393,450                    358,996


LONG-TERM DEBT                                                                    2,997,129                  3,005,035

DEFERRED INCOME TAXES                                                               271,506                    259,535

DEFERRED REVENUE AND OTHER LONG-TERM LIABILITIES                                      6,492                      4,206

MINORITY INTERESTS--LIMITED PARTNERSHIPS                                            151,433                    154,541

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.10 par value--1,500,000
         shares authorized; issued and outstanding--
         none                                                                            -                          -
     Common Stock, $.01 par value--600,000,000 shares authorized;
         430,623,000 and 430,422,000 shares issued at March 31, 2002 and
         December 31, 2001, respectively                                              4,306                      4,304
     Additional paid-in capital                                                   2,660,480                  2,657,804
     Accumulated other comprehensive income                                          20,251                     16,607
     Retained earnings                                                            1,538,595                  1,430,846
     Treasury stock                                                                (282,478)                  (280,524)
     Receivable from Employee Stock Ownership Plan                                   (1,405)                    (2,699)
     Notes receivable from stockholders, officers
         and management employees                                                   (29,388)                   (29,414)
                                                                            -----------------         ------------------

                                         TOTAL STOCKHOLDERS' EQUITY               3,910,361                  3,796,924
                                                                            -----------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $        7,730,371        $         7,579,237
                                                                            =================         ==================


See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED - IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                          ---------------------------------------------
                                                                   2002                     2001
                                                          -------------------       -------------------
Revenues                                                 $        1,129,775    $         1,090,462

Operating unit expenses                                             736,401                736,045
Corporate general and administrative expenses                        39,966                 32,654
Provision for doubtful accounts                                      24,995                 24,383
Depreciation and amortization                                        77,582                 91,219
Interest expense                                                     48,043                 59,420
Interest income                                                      (1,063)                (2,721)
                                                           -----------------     ------------------
                                                                    925,924                941,000
                                                           -----------------     ------------------
     Income before income taxes
          and minority interests                                    203,851                149,462
Provision for income taxes                                           68,167                 49,170
                                                           -----------------     ------------------
     Income before minority interests                               135,684                100,292
Minority interests                                                  (27,935)               (24,981)
                                                           -----------------     ------------------

     Net income                                          $          107,749    $            75,311
                                                           =================     ==================


Weighted average common shares outstanding                          391,863                388,143
                                                           =================     ==================


Net income per common share                              $             0.27    $              0.19
                                                           =================     ==================

Weighted average common shares
     outstanding -- assuming dilution                               414,872                398,456
                                                           =================     ==================

Net income per common share --
     assuming dilution                                   $             0.27    $              0.19
                                                           =================     ==================


See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                      -----------------------------------
                                                                                           2002               2001
                                                                                      ----------------   ----------------
OPERATING ACTIVITIES
    Net income                                                                          $ 107,749           $  75,311
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                                      77,582              91,219
        Provision for doubtful accounts                                                    24,995              24,383
        Equity-based compensation                                                           1,130              (4,015)
        Income applicable to minority interests of
           limited partnerships                                                            27,935              24,981
        Provision for deferred income taxes                                                37,264              33,200
        Changes in operating assets and liabilities, net of effects of acquisitions:
              Accounts receivable                                                        (107,741)            (45,263)
              Inventories, prepaid expenses and other current
                 assets                                                                    25,238             (20,473)
              Accounts payable and accrued expenses                                         6,710             (99,147)
                                                                                        ---------           ---------

                                                                 NET CASH PROVIDED BY
                                                                 OPERATING ACTIVITIES     200,862              80,196
INVESTING ACTIVITIES
    Purchases of property, plant and equipment                                           (183,950)            (95,528)
    Proceeds from sale of property, plant and equipment                                      --                   992
    Additions to intangible assets, net of effects of
      acquisitions                                                                           (615)            (11,097)
    Assets obtained through acquisitions, net of liabilities
      assumed                                                                              (2,637)             (2,539)
    Purchase of limited partnership units                                                 (14,015)             (7,060)
    Changes in other assets                                                               (15,800)            (10,788)
    Investments in other marketable securities                                               --                (1,272)
                                                                                        ---------           ---------

                                                                     NET CASH USED IN
                                                                 INVESTING ACTIVITIES    (217,017)           (127,292)

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           (UNAUDITED - IN THOUSANDS)

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                -----------------------------------
                                                                                     2002               2001
                                                                                ----------------   ----------------


FINANCING ACTIVITIES
    Proceeds from borrowings                                                         $ 201,000          $ 580,000
    Principal payments on long-term debt                                              (208,906)          (535,398)
    Proceeds from exercise of options                                                    1,548             12,171
    Purchases of treasury stock                                                         (1,954)               -
    Reduction in receivable from Employee Stock
      Ownership Plan                                                                     1,294              2,716
    Decrease in loans to stockholders, officers and
      management employees                                                                  26                511
    Proceeds from investment by minority interests                                         -                3,576
    Payment of cash distributions to limited partners                                  (17,028)           (16,803)
    Foreign currency translation adjustment                                               (230)             1,683
                                                                                  ----------------   ----------------

                                                    NET CASH (USED IN) PROVIDED BY
                                                              FINANCING ACTIVITIES     (24,250)            48,456
                                                                                  ----------------   ----------------

                                                    (DECREASE) INCREASE IN CASH AND
                                                                   CASH EQUIVALENTS    (40,405)             1,360

    Cash and cash equivalents at beginning of period
                                                                                       276,583            180,317
                                                                                  ----------------   ----------------

                                                        CASH AND CASH EQUIVALENTS
                                                                 AT END OF PERIOD    $ 236,178          $ 181,677
                                                                                  ================   ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the year for:
      Interest                                                                       $  19,891          $  34,213
      Income taxes                                                                       4,098              4,480


See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


NOTE  1  --     The accompanying consolidated financial statements include the accounts of HEALTHSOUTH Corporation (the "Company") and its subsidiaries. This information should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. It is management's opinion that the accompanying consolidated financial statements reflect all adjustments (which are normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of the results for the interim period and the comparable period presented.

NOTE  2  --     The Company has a $1,750,000,000 revolving credit facility with
                Bank of America, N.A. and other participating banks (the "1998
                Credit Agreement"). Interest on the 1998 Credit Agreement is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. The
                Company is required to pay a fee based on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on June 22, 2003. The Company has provided a negative pledge on all assets under the 1998 Credit Agreement.
                At March 31, 2002, the effective interest rate associated with the 1998 Credit Agreement was approximately 2.34%.

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

                On September 25, 2000, the Company issued $350,000,000 in 10-3/4% Senior Subordinated Notes due 2008 (the "10-3/4% Notes"). Interest is payable on April 1 and October 1. The 10-3/4% Notes are senior subordinated obligations of the Company and, as such, are subordinated to all existing and future senior indebtedness of the Company, and also are effectively subordinated to all existing and future liabilities of the Company's subsidiaries and partnerships. The net proceeds from the issuance of the 10-3/4% Notes were used by the Company to redeem its then-outstanding 9.5% Senior Notes due 2001 and to pay down indebtedness outstanding under its then-existing credit facilities. The 10-3/4% Notes mature on October 1, 2008.

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

         At March 31, 2002, and December 31, 2001, long-term debt consisted of the following:


                                                                         March 31,          December 31,
                                                                            2002                2001
                                                                      -----------------   -----------------
                                                                                 (In thousands)
                Advances under a $1,750,000,000 credit
                       agreement with banks                                 $  540,000          $  540,000
                3.25% Convertible Subordinated Debentures
                     due 2003                                                  567,750             567,750
                6.875% Senior Notes due 2005                                   250,000             250,000
                7-3/8% Senior Notes due 2006                                   200,000             200,000
                7.0% Senior Notes due 2008                                     250,000             250,000
                10-3/4% Senior Subordinated Notes due 2008                     350,000             350,000
                8-1/2% Senior Notes due 2008                                   375,000             375,000
                8-3/8% Senior Notes due 2011                                   400,000             400,000
                Other long-term debt                                            86,291              94,197
                                                                      -----------------   -----------------
                                                                             3,019,041           3,026,947
                Less amounts due within one year                                21,912              21,912
                                                                      -----------------   -----------------
                                                                            $2,997,129          $3,005,035
                                                                      =================   =================

NOTE  3 --      During the first three months of 2002, the Company acquired two outpatient rehabilitation facilities. The total purchase price of these acquired facilities was approximately $2,638,000.
                The Company also entered into non-compete agreements totaling approximately $350,000 in connection with these transactions.

                The cost in excess of the acquired facilities' net asset value was approximately $2,503,000. The results of operations (not material individually or in the aggregate) of these acquisitions are included in the consolidated financial statements from their respective acquisition dates.

NOTE  4  --     During 1998, the Company recorded impairment and restructuring charges related to the Company's decision to close certain facilities that did not fit with the Company's strategic vision, underperforming facilities and facilities not located in target markets (the "Fourth Quarter 1998 Charge"). Approximately 97.8% of the locations identified in the Fourth Quarter 1998 Charge have been closed.

                Details of the impairment and restructuring charge activity through the first quarter of 2002 are as follows:


                                                                       Activity
                                                                       --------
                                                   Balance at       Cash        Non-Cash     Balance at
                 Description                        12/31/01      Payments    Impairments     03/31/02
               --------------------------------------------------------------------------------------------
                                                                             (In thousands)
               Fourth Quarter 1998 Charge:

                    Lease abandonment costs          $   9,465     $  1,101       $      -      $  8,364
                                                  ---------------------------------------------------------

               Total Fourth Quarter 1998 Charge      $   9,465     $  1,101       $      -      $  8,364
                                                  =========================================================

                The remaining balance at March 31, 2002 is included in accrued interest payable and other liabilities in the accompanying balance sheet.

NOTE  5  --     The Company has adopted the provisions of FASB Statement No.
                131, "Disclosures about Segments of an Enterprise and Related
                Information" ("SFAS No. 131"). SFAS No. 131 requires the utilization of a "management approach" to define and report the financial results of operating segments. The management approach defines operating segments along the lines used by management to assess performance and make operating and resource allocation decisions. The Company has based its management and reporting structure on three segments: (1) Inpatient and Other Clinical
                Services, (2) Outpatient Services and (3) Non-Patient Care
                Services. The inpatient and other clinical services segment includes the operations of inpatient rehabilitation facilities and medical centers, as well as the operations of certain physician practices and other clinical services which are managerially aligned with inpatient services. The outpatient services segment includes the operations of outpatient rehabilitation facilities, outpatient surgery centers and outpatient diagnostic centers. The non-patient care services segment includes the operations of the corporate office, general and administrative costs, non-clinical subsidiaries and other operations that are independent of the inpatient and outpatient services segments.

                Operating results and other financial data are presented for the principal operating segments as follows:


                                                                               Three Months Ended
                                                                                    March 31,
                                                                            2002                 2001
                                                                      -----------------    -----------------
                                                                                 (In thousands)
                 Revenues:
                     Inpatient and other clinical services                  $  517,659           $  480,286
                     Outpatient services                                       601,825              600,768
                                                                      -----------------    -----------------
                                                                             1,119,484            1,081,054
                     Non-patient care services                                  10,291                9,408
                                                                      -----------------    -----------------
                 Consolidated revenues                                      $1,129,775           $1,090,462
                                                                      =================    =================

                 Income before income taxes and minority interests:
                     Inpatient and other clinical services                  $  142,415           $  104,816
                     Outpatient services                                       153,965              139,859
                                                                      -----------------    -----------------
                                                                               296,380              244,675
                     Non-patient care services                                 (92,529)             (95,213)
                                                                      -----------------    -----------------
                 Consolidated income before income taxes and
                 minority interests                                         $  203,851           $  149,462
                                                                      ================     =================


NOTE  6  --     During the first three months of 2002, the Company granted nonqualified stock options to certain Directors, employees and others to purchase 4,313,500 shares of Common Stock at exercise prices ranging from $10.90 to $14.90 per share.

NOTE  7  --     In June 2001, the Financial Accounting Standards Board issued
                FASB Statement No. 141, "Business Combinations" ("SFAS No.
                141"), and FASB Statement No. 142, "Goodwill and Other
                Intangibles" ("SFAS No. 142"). SFAS No. 141 eliminates the use of the pooling method for business combinations and requires that all acquisitions be accounted for under the purchase method. This statement is effective for acquisitions completed after June 30, 2001. SFAS No. 142 requires the periodic testing of goodwill for impairment rather than a monthly amortization of the balance. This testing takes place in two steps: (1) the determination of the fair value of a reporting unit, and (2) the determination of the implied fair value of the goodwill. The
                Company adopted this statement on January 1, 2002. If the policy had been in effect in the first quarter of 2001, reported net income for that period would have increased by $11,700,000, or $.03 per share (assuming dilution).

                In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires that the fair value of a liability for an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be determined. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management has not determined the effect of the adoption of this statement.

                In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted this statement on January 1, 2002. Management is currently evaluating the financial impact of adopting the new policy.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         We provide outpatient and rehabilitative healthcare services through our inpatient and outpatient rehabilitation facilities, surgery centers, diagnostic centers and medical centers. We have expanded our operations through the acquisition or opening of new facilities and satellite locations and by enhancing our existing operations. As of March 31, 2002, we had approximately 1,900 locations in 50 states, Puerto Rico, the United Kingdom, Australia and Canada, including 1,419 outpatient rehabilitation locations, 117 inpatient rehabilitation facilities, four medical centers, 208 surgery centers and 134 diagnostic centers.

         FASB Statement ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires an enterprise to report operating segments based upon the way its operations are managed. This approach defines operating segments along the lines used by management to assess performance and make operating and resource allocation decisions. Based on our management and reporting structure, segment information has been presented for (1) inpatient and other clinical services, (2) outpatient services and (3) non-patient care services. The inpatient and other clinical services segment includes the operations of our inpatient rehabilitation facilities and medical centers, as well as the operations of certain physician practices and other clinical services which are managerially aligned with our inpatient services. The outpatient services segment includes the operations of our outpatient rehabilitation facilities, outpatient surgery centers and outpatient diagnostic centers. The non-patient care services segment includes the operations of our corporate office, general and administrative costs, non-clinical subsidiaries and other operations that are independent of our inpatient and outpatient services segments. See Note 5 of "Notes to Consolidated Financial Statements" for financial data for each of our operating segments.

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

         In July 2001, the Financial Accounting Standards Board issued FASB Statement ("SFAS") No. 142, "Goodwill and Other Intangibles". SFAS No. 142 requires the periodic testing of goodwill for impairment rather than a monthly amortization of the balance. This testing takes place in two steps: (1) the determination of the fair value of a reporting unit, and (2) the determination of the implied fair value of the goodwill. We adopted SFAS No. 142 on January 1, 2002. We determined that if the policy had been in effect in the first quarter of 2001, reported net income for that period would have increased by $11,700,000, or $.03 per share (assuming dilution). We are currently evaluating goodwill at December 31, 2001 for impairment under SFAS No. 142. Because we have recorded (and expect in the future to record) significant goodwill in connection with acquisitions, the impact of this new policy on our future reported results could be material.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2002

         Our operations generated revenues of $1,129,775,000 for the quarter ended March 31, 2002, an increase of $39,313,000, or 3.6%, as compared to the same period in 2001. The increase in revenues is primarily attributable to increases in patient volumes. Same store revenues for the quarter ended March 31, 2002 were $1,107,120,000, an increase of $89,456,000, or 8.8%, as compared to the same period in 2001, excluding facilities in operation in 2001 but no longer in operation in 2002. New store revenues were $22,655,000. Revenues generated from patients under the Medicare and Medicaid programs respectively accounted for 34.0% and 2.5% of revenue for the first quarter of 2002, compared to 30.5% and 2.5% for the same period in 2001. Our Medicare utilization has increased due to expanded clinical programs directed towards Medicare beneficiaries. Revenues from any other single third-party payor were not significant in relation to our revenues. During the first quarter of 2002, same store outpatient visits, inpatient discharges, surgical cases and diagnostic cases increased by 7.9%, 4.4%, 6.5% and 4.1%, respectively. Revenue per outpatient visit, inpatient discharge, surgical case and diagnostic case for same store operations increased (decreased) by 4.0%, 7.1%, 0.0% and (1.1)%, respectively.

         Operating expenses (expenses excluding corporate general and administrative expenses, provision for doubtful accounts, depreciation and amortization, and interest expense) were $736,401,000, or 65.2% of revenues, for the quarter ended March 31, 2002, compared to 67.5% of revenues for the first quarter of 2001. Same store operating expenses were $718,697,000, or 64.9% of comparable revenue. New store operating expenses were $17,704,000, or 78.2% of comparable revenue. The increase in new store operating expenses is primarily attributable to start-up costs at new inpatient rehabilitation hospitals. Corporate general and administrative expenses increased from $32,654,000 during the 2001 quarter to $39,966,000 during the 2002 quarter. The variance in corporate general and administrative expense is primarily attributable to adjustments required under FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25". The provision for doubtful accounts was $24,995,000, or 2.2% of revenues, for the first quarter of 2002, compared to $24,383,000, or 2.2% of revenues, for the same period in 2001. Management believes that the allowance for doubtful accounts generated by this provision is adequate to cover any uncollectible receivables.

         Depreciation and amortization expense was $77,582,000 for the quarter ended March 31, 2002, compared to $91,219,000 for the same period in 2001. The decrease was primarily attributable to decreased amortization expense due to our adoption of SFAS No. 142. Interest expense was $48,043,000 for the quarter ended March 31, 2002, compared to $59,420,000 for the quarter ended March 31, 2001. The decrease is primarily attributable to decreases in effective interest rates. For the first quarter of 2002, interest income was $1,063,000, compared to $2,721,000 for the first quarter of 2001.

         Income before income taxes and minority interests for the first quarter of 2002 was $203,851,000, compared to income of $149,462,000 for the same period in 2001. Minority interests decreased income before income taxes by $27,935,000 for the quarter ended March 31, 2002, compared to decreasing income before income taxes by $24,981,000 for the first quarter of 2001. The provision for income taxes for the first quarter of 2002 was $68,167,000, compared to $49,170,000 for the same period in 2001. The effective tax rate was 38.75% for the quarter ended March 31, 2002 compared to 39.5% for the quarter ended March 31, 2001. Net income for the first quarter of 2002 was $107,749,000, compared to net income of $75,311,000 for the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, we had working capital of $1,360,108,000, including cash and marketable securities of $238,051,000. Working capital at December 31, 2001, was $1,377,459,000, including cash and marketable securities of $278,456,000. For the first three months of 2002, cash provided by operating activities was $200,862,000, compared to $80,196,000 for the same period in 2001. The increase is primarily attributable to a significant reduction in accounts payable in the first quarter of 2001. Additions to property, plant and equipment and acquisitions accounted for $183,950,000 and $2,637,000, respectively, during the first three months of 2002. Those same investing activities accounted for $95,528,000 and $2,539,000, respectively, in the same period in 2001. Because of the favorable results we have seen in the early transition to inpatient rehabilitation PPS, we have incurred additional capital expenditures in the first quarter of 2002 in connection with expansion activities at some of our facilities and accelerated development activities. Financing activities used $24,250,000 and provided $48,456,000 during the first three months of 2002 and 2001, respectively. Net principal payments on long-term debt for the first three months of 2002 were $7,906,000, versus net borrowing proceeds of $44,602,000 for the first three months of 2001.

         Net accounts receivable were $1,023,160,000 at March 31, 2002, compared to $940,414,000 at December 31, 2001. The number of days of average quarterly revenues in ending receivables at March 31, 2002, was 81.5, compared to 77.6 days of average quarterly revenues in ending receivables at December 31, 2001. This increase was primarily attributable to delays by some of our Medicare fiscal intermediaries in implementing systems for processing inpatient rehabilitation PPS payments. The concentration of net accounts receivable from patients, third-party payors, insurance companies and others at March 31, 2002, is consistent with the related concentration of revenues for the period then ended.

         We have a $1,750,000,000 revolving credit facility with Bank of America, N.A. and other participating banks (the "1998 Credit Agreement"). Interest on the 1998 Credit Agreement is paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. We are required to pay a fee based on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount is payable in full on June 22, 2003. We have provided a negative pledge on all assets under the 1998 Credit Agreement. The effective interest rate on the average outstanding balance under the 1998 Credit Agreement was 2.38% for the three months ended March 31, 2002, compared to the average prime rate of 4.75% during the same period. At March 31, 2002, we had drawn $540,000,000 under the 1998 Credit Agreement.

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

         In December 2001, we entered into a seven-and-one-half year operating lease agreement to provide for the financing of our replacement medical center in Birmingham, Alabama. During the construction period, we provide a residual value guaranty for up to 89% of the value of the improvements. At March 31, 2002, the value of the improvements totaled approximately $15,752,000. At maturity, our residual value guaranty will total 85% of the value of the improvements.

         The table below sets forth certain information concerning amounts due with respect to our long-term debt and various other commitments as of March 31, 2002:


                                                   Due           Due           Due            Due 2007
                               Total              2002        2003-2004     2005-2006        and beyond
                          -------------------------------------------------------------------------------
Long-Term Debt            $ 2,978,375,000  $   6,662,000  $ 1,118,460,000 $ 458,586,000  $ 1,394,667,000
Capital Lease Obligations      22,686,000         17,000        8,025,000     5,036,000        9,608,000
Noncompete Obligations         17,980,000      6,847,000        8,829,000     2,304,000               -
Operating Leases            1,310,754,000    164,951,000      355,219,000   237,633,000      552,951,000
                            -------------    -----------      ----------- ------------------------------
Total Obligations         $ 4,329,795,000  $ 178,477,000  $ 1,490,533,000 $ 703,559,000  $ 1,957,226,000


         While the rates of interest payable under our principal credit facility and payments under some of our operating leases vary depending in part on investment ratings of our debt, we have no credit or lease agreements which provide for the acceleration of maturities or the termination of such agreements based upon any change in our investment rating.

         We intend to pursue the acquisition or development of additional healthcare operations, including outpatient rehabilitation facilities, inpatient rehabilitation facilities, ambulatory surgery centers, outpatient diagnostic centers and companies engaged in the provision of other complementary services, and to expand certain of our existing facilities. While it is not possible to estimate precisely the amounts which will actually be expended in the foregoing areas, we anticipate that over the next twelve months, we will spend approximately $150,000,000 to $200,000,000 on maintenance and expansion of our existing facilities and approximately $300,000,000 to $350,000,000 on development activities and on continued development of the Integrated Service Model.

         Although we are continually considering and evaluating acquisitions and opportunities for future growth, we have not entered into any agreements with respect to material future acquisitions. Our 1998 Credit Agreement matures in June 2003, and we are in the process of obtaining commitments for a replacement primary credit facility, which we currently expect to have in place before the end of the second quarter of 2002. We believe that existing cash, cash flow from operations, and borrowings under existing credit facilities will be sufficient to satisfy our estimated cash requirements for the next twelve months, and, together with the proposed replacement credit facility and proceeds from potential capital markets transactions as market conditions allow, for the reasonably foreseeable future.

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

         Our investment in marketable securities was $1,873,000 at March 31, 2002, which represents less than 1% of total assets at that date. These securities are generally short-term, highly liquid instruments and, accordingly, their fair value approximates cost. Earnings on investments in marketable securities are not significant to our results of operations, and therefore any changes in interest rates would have a minimal impact on future pre-tax earnings.

         With respect to our interest-bearing liabilities, approximately $540,000,000 in long-term debt at March 31, 2002 is subject to variable rates of interest, while the remaining balance in long-term debt of $2,479,041,000 is subject to fixed rates of interest (see Note 2 of "Notes to Consolidated Financial Statements" for further description). This compares to $540,000,000 in long-term debt subject to variable rates of interest and $2,486,947,000 in long-term debt subject to fixed rates of interest at December 31, 2001. The fair value of our total long-term debt, based on discounted cash flow analyses, approximates its carrying value at March 31, 2002 and December 31, 2001 except for our 3.25% Convertible Subordinated Debentures due 2003, 6.875% Senior Notes due 2005, 7.0% Senior Notes due 2008, 10-3/4% Senior Notes due 2008, 8-1/2%
Senior Notes due 2008, 8-3/8% Senior Notes due 2011 and 7-3/8% Senior Notes due 2006. The fair value of the 3.25% Convertible Debentures was approximately $547,524,000 and $541,974,000 at March 31, 2002 and December 31, 2001,
respectively. The fair value of the 6.875% Senior Notes was approximately $247,500,000 and $250,191,000 at March 31, 2002 and December 31, 2001,
respectively. The fair value of the 7% Senior Notes was approximately $245,000,000 and $243,713,000 at March 31, 2002 and December 31, 2001,
respectively. The fair value of the 10-3/4% Senior Notes was approximately $385,438,000 and $386,365,000 at March 31, 2002 and December 31, 2001,
respectively. The fair value of the 8-1/2% Senior Notes was approximately $387,188,000 and $392,231,000 at March 31, 2002 and December 31, 2001,
respectively. The fair value of the 8-3/8% Senior Notes was approximately $413,000,000 and $414,940,000 at March 31, 2002 and December 31, 2001,
respectively. The fair value of the 7-3/8% Senior Notes was approximately $200,250,000 and $201,350,000 at March 31, 2002 and December 31, 2001,
respectively. Based on a hypothetical 1% increase in interest rates, the potential losses in future annual pre-tax earnings would be approximately $5,400,000. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined considering the impact of the hypothetical interest rates on our borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

         Foreign operations, and the related market risks associated with foreign currency, are currently insignificant to our results of operations and financial position.

FORWARD-LOOKING STATEMENTS

         Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this Quarterly Report on Form 10-Q concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, HEALTHSOUTH, through its senior management, from time to time makes forward-looking public statements concerning our expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates that we believe are reasonable based upon current information, involve a number of risks and uncertainties and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that our actual results will not differ materially from the results anticipated in such forward-looking statements. While is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to, changes in the regulation of the healthcare industry at either or both of the federal and state levels, changes or delays in reimbursement for our services by governmental or private payors, competitive pressures in the healthcare industry and our response thereto, our ability to obtain and retain favorable arrangements with third-party payors, unanticipated delays in the implementation of our Integrated Service Model and other strategic initiatives, general conditions in the economy and capital markets, and other factors which may be identified from time to time in our Securities and Exchange Commission filings and other public announcements.

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

         We filed a motion to dismiss the consolidated amended complaint in the federal action in late June 1999. On September 13, 2000, the magistrate judge issued his report and recommendation, recommending that the court dismiss the amended complaint in its entirety, with leave to amend. The plaintiffs objected to that report, and we responded to that objection. On December 20, 2000, without oral argument, the court issued an order rejecting the magistrate judge's report and recommendation and denying our motion to dismiss. We believed that the December 20, 2000 order failed to follow the standards required under the Private Securities Litigation Reform Act of 1995 and Rule 9(b) of the Federal Rules of Civil Procedure, and we filed a motion asking the court to reconsider that order or to certify it for an interlocutory appeal to the United States Eleventh Circuit Court of Appeals. Oral argument on that motion was held on March 2, 2001, and the court denied that motion on March 12, 2001. Accordingly, we filed our answer to the consolidated amended complaint on March 26, 2001. The court held a hearing on the plaintiffs' motion for class certification on April 23, 2002, and requested further briefing on various issues. We do not expect any ruling on class certification earlier than the third quarter of 2002. We believe that all claims asserted in the above suits are without merit, and expect to vigorously defend against such claims. Because such suits remain at an early stage, we cannot currently predict the outcome of any such suits or the magnitude of any potential loss if our defense is unsuccessful.

         In late December 2001, the United States Department of Justice filed a Notice of Election to Intervene in Part and to Decline to Intervene in Part in a case styled United States ex rel. DeWayne Manning v. HEALTHSOUTH Corporation, No. CV-99-BE-2150-S, filed in the United States District Court for the Northern District of Alabama. The Department's Notice indicated that it was partially intervening in a complaint under the federal False Claims Act filed by a former employee of HEALTHSOUTH which alleged that certain physical therapy practices, primarily involving the use of physical therapy aids and other assistive personnel, violated Medicare regulations related to the provision of physical therapy to Medicare beneficiaries in freestanding outpatient centers. The Notice also indicated that the Department was declining to intervene in any other claims asserted by the relator, but that the Department intended to assert other claims relating to alleged violations of certain regulations relating to technical documentation requirements for Medicare physical therapy claims, that the Department may seek to consolidate other cases containing similar allegations, and that the Department intended to file a complaint with respect to such allegations within 120 days. On January 15, 2002, the Court entered an Order unsealing the original relator's complaint, granting the Department 120 days from that date to file and serve its complaint, and prohibiting the relator from serving his complaint until the Department served its new complaint. We are aware of four similar complaints that were filed under seal in three other federal district courts, in at least two of which the Department has filed a substantially identical notice of partial intervention and in at least one of which the Department has declined to intervene. We understand that the relator in the case in which the Department has declined to intervene is seeking to dismiss his complaint with prejudice. On May 8, 2002, one day before its court-ordered deadline to file its complaint in the Manning case, the Department filed a notice withdrawing its intervention based on the existence of earlier-filed cases alleging the same claims, a fact apparently known to the Department when it originally intervened. The relator in that case has moved to dismiss his original complaint. To date, we have not been served with any of the underlying complaints in the other cases in which the Department has elected to intervene. Based upon the information available to us, we believe that the Department's theory with respect to the issues regarding the use of physical therapy aides and other assistive personnel is without support in applicable law or regulation and is inconsistent with traditionally accepted practices in the physical therapy industry. Accordingly, we expect to vigorously defend against the claims asserted at such time as we are served with any of the complaints. However, because of the preliminary status of this litigation, it is not possible to predict at this time the outcome or effect of this litigation or the length of time it will take to resolve this litigation.

ITEM 2.           CHANGES IN SECURITIES.

(c)      Recent Sales of Unregistered Securities

                  We had no unregistered sales of equity securities during the three months ended March 31, 2002.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

                  11.      Computation of Income Per Share (unaudited)

(b)      Reports on Form 8-K

                  During the three months ended March 31, 2002, we filed Current Reports on form 8-K dated January 8, 2002, January 29, 2002 and February 4, 2002, in each case furnishing under Item 9 the text of slides currently being used in investor and analyst presentations by our management.

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


                                                                              HEALTHSOUTH CORPORATION
                                                                              -----------------------
                                                                                    (Registrant)


Date:  May 10, 2002                                                          /s/ RICHARD M. SCRUSHY
                                                                             -------------------------
                                                                                 Richard M. Scrushy
                                                                              Chairman of the Board and
                                                                               Chief Executive Officer


Date:  May 10, 2002                                                           /s/  WESTON L. SMITH
                                                                              -------------------------
                                                                                   Weston L. Smith
                                                                              Executive Vice President and
                                                                                Chief Financial Officer