Form 10-Q
period 2002-06-30
HEALTHSOUTH CORP
filed 2002-08-14
CIK 785161

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

      Quarterly report pursuant to Section 13 or 15(d) of the Securities
[X]   Exchange Act of 1934 for the quarterly period ended June 30, 2002; or

      Transition report pursuant to Section 13 or 15(d) of the Securities
[ ]   Exchange Act of 1934 for the transition period from ____________ to
      _____________.

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

                                YES  X         NO
                                    ----           ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                              Outstanding at August 12, 2002
-----------------------                    ------------------------------
COMMON STOCK, PAR VALUE                          396,377,017 SHARES
    $.01 PER SHARE

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I -- FINANCIAL INFORMATION


                                                                                            Page
                                                                                            ----
Item 1.  Financial Statements

         Consolidated Balance Sheets -- June 30, 2002 (Unaudited) and
         December 31, 2001                                                                  3

         Consolidated Statements of Income (Unaudited) -- Three Months and
         Six Months Ended June 30, 2002 and 2001                                            5

         Consolidated Statements of Cash Flows (Unaudited) -- Six Months
         Ended June 30, 2002 and 2001                                                       6

         Notes to Consolidated Financial Statements (Unaudited) -- Three Months
         and Six Months Ended June 30, 2002 and 2001                                        8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         21


PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                                  23

Item 2.  Changes in Securities and Use of Proceeds                                          24

Item 4.  Submission of Matters to a Vote of Security Holders                                25

Item 6.  Exhibits and Reports on Form 8-K                                                   25


PART I -- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                             JUNE 30,   DECEMBER 31,
                                                                               2002         2001
                                                                           -----------  -----------
                                                                           (Unaudited)
     ASSETS

     CURRENT ASSETS
          Cash and cash equivalents                                        $  544,991   $  276,583
          Other marketable securities                                           1,873        1,873
          Accounts receivable--net                                          1,010,083      940,414
          Inventories, prepaid expenses and
              other current assets                                            433,409      438,295
          Income tax refund receivable                                         31,449       79,290
                                                                           ----------   ----------
                                           TOTAL CURRENT ASSETS             2,021,805    1,736,455

     OTHER ASSETS                                                             385,777      342,943

     PROPERTY, PLANT AND EQUIPMENT--NET                                     3,064,617    2,774,736

     INTANGIBLE ASSETS--NET                                                 2,659,399    2,725,103
                                                                           ----------   ----------

     TOTAL ASSETS                                                          $8,131,598   $7,579,237
                                                                           ==========   ==========


                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)




                                                                                        JUNE 30,            DECEMBER 31,
                                                                                          2002                 2001
                                                                                     ----------------     ----------------
                                                                                       (Unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
          Accounts payable                                                             $    29,682          $    37,085
          Salaries and wages payable                                                        62,042               65,364
          Deferred income taxes                                                             72,463               99,873
          Accrued interest payable and other liabilities                                   135,656              134,762
          Current portion of long-term debt                                                589,662               21,912
                                                                                       -----------          -----------
                                               TOTAL CURRENT LIABILITIES                   889,505              358,996

     LONG-TERM DEBT                                                                      2,889,863            3,005,035

     DEFERRED INCOME TAXES                                                                 253,034              259,535

     DEFERRED REVENUE AND OTHER LONG-TERM LIABILITIES                                        4,024                4,206

     MINORITY INTERESTS--LIMITED PARTNERSHIPS                                              161,966              154,541

     STOCKHOLDERS' EQUITY:
          Preferred Stock, $.10 par value--1,500,000
              shares authorized; issued and outstanding--
              none                                                                           --                  --
          Common Stock, $.01 par value--600,000,000 shares authorized; 436,837,000 and 430,422,000 shares issued at June 30, 2002 and
              December 31, 2001, respectively                                                4,368                4,304
          Additional paid-in capital                                                     2,707,728            2,657,804
          Accumulated other comprehensive income                                            21,470               16,607
          Retained earnings                                                              1,512,936            1,430,846
          Treasury stock, at cost (38,896,000 shares at June 30, 2002
              and 38,742,000 shares at December 31, 2001)                                 (282,528)            (280,524)
          Receivable from Employee Stock Ownership Plan                                     (1,405)              (2,699)
          Notes receivable from stockholders, officers
              and management employees                                                     (29,363)             (29,414)
                                                                                       -----------          -----------

                                              TOTAL STOCKHOLDERS' EQUITY                 3,933,206            3,796,924
                                                                                       -----------          -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 8,131,598          $ 7,579,237
                                                                                       ===========          ===========


     See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED - IN THOUSANDS, EXCEPT FOR PER SHARE DATA)





                                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                            JUNE 30,                      JUNE 30,
                                                                   --------------------------    --------------------------
                                                                      2002           2001           2002           2001
                                                                   -----------    -----------    -----------    -----------
     Revenues                                                      $ 1,163,683    $ 1,098,989    $ 2,293,458    $ 2,189,451

     Operating unit expenses                                           747,412        722,705      1,483,813      1,458,750
     Corporate general and administrative expenses                      43,291         51,214         83,257         83,868
     Provision for doubtful accounts                                    25,642         34,858         50,636         59,241
     Depreciation and amortization                                      79,807         93,223        157,389        184,442
     Loss on extinguishment of debt                                      5,534          6,475          5,534          6,475
     Loss on sale of assets                                             76,690        139,883         76,690        139,883
     Interest expense                                                   52,892         55,247        100,935        114,667
     Interest income                                                    (1,204)        (1,591)        (2,267)        (4,312)
                                                                   -----------    -----------    -----------    -----------
                                                                     1,030,064      1,102,014      1,955,987      2,043,014
                                                                   -----------    -----------    -----------    -----------
          Income (loss) before income taxes, minority interests
               and cumulative effect of accounting change              133,619         (3,025)       337,471        146,437
     Provision (benefit) for income taxes                               45,782         (7,636)       113,950         41,534
                                                                   -----------    -----------    -----------    -----------
          Income before minority interests and
               cumulative effect of accounting change                   87,837          4,611        223,521        104,903
     Minority interests                                                (30,331)       (24,558)       (58,266)       (49,539)
                                                                   -----------    -----------    -----------    -----------
     Income (loss) before cumulative effect of
          accounting change                                             57,506        (19,947)       165,255         55,364
     Cumulative effect of accounting change, net of tax (Note 7)          --             --          (83,165)          --
                                                                   -----------    -----------    -----------    -----------
          Net income (loss)                                        $    57,506    $   (19,947)   $    82,090    $    55,364
                                                                   ===========    ===========    ===========    ===========

     Weighted average common shares outstanding                        395,302        388,665        393,559        388,463
                                                                   ===========    ===========    ===========    ===========

     Income (loss) per common share before
          cumulative effect of accounting change                   $      0.15    $     (0.05)   $      0.42    $      0.14
     Cumulative effect of accounting change                               --             --            (0.21)          --
                                                                   -----------    -----------    -----------    -----------

     Net income (loss) per common share                            $      0.15    $     (0.05)   $      0.21    $      0.14
                                                                   ===========    ===========    ===========    ===========


     Weighted average common shares
          outstanding -- assuming dilution                             402,472        388,665        400,896        397,993
                                                                   ===========    ===========    ===========    ===========

     Income (loss) per common share before
          cumulative effect of accounting change --
          assuming dilution                                        $      0.14    $     (0.05)   $      0.41    $      0.14
     Cumulative effect of accounting change                               --             --            (0.21)          --
                                                                   -----------    -----------    -----------    -----------

     Net income (loss) per common share --
          assuming dilution                                        $      0.14    $     (0.05)   $      0.20    $      0.14
                                                                   ===========    ===========    ===========    ===========


     See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)


                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                           ----------------------
                                                                                             2002         2001
                                                                                           ---------    ---------
     OPERATING ACTIVITIES

         Net income                                                                        $  82,090    $  55,364
         Adjustments to reconcile net income to net
           cash provided by operating activities:
             Cumulative effect of accounting change                                          115,042         --
             Depreciation and amortization                                                   157,389      184,442
             Provision for doubtful accounts                                                  50,636       59,241
             Equity-based compensation                                                          (724)       2,320
             Income applicable to minority interests of
                limited partnerships                                                          58,266       49,539
             Loss on sale of assets                                                           76,690      139,883
             Loss on extinguishment of debt                                                    5,534        6,475
             (Benefit) provision for deferred income taxes                                   (12,949)      31,638
             Changes in operating assets and liabilities, net of effects of acquisitions:
                   Accounts receivable                                                      (135,509)     (54,286)
                   Inventories, prepaid expenses and other current
                      assets                                                                  51,025      (48,056)
                   Accounts payable and accrued expenses                                     (11,681)    (187,823)
                                                                                           ---------    ---------

                                                                    NET CASH PROVIDED BY
                                                                    OPERATING ACTIVITIES     435,809      238,737
     INVESTING ACTIVITIES
         Purchases of property, plant and equipment                                         (485,903)    (172,462)
         Proceeds from sale of non-strategic assets                                           12,272      102,819
         Additions to intangible assets, net of effects of
           acquisitions                                                                      (72,307)     (22,672)
         Assets obtained through acquisitions, net of liabilities
           assumed                                                                           (14,138)      (5,031)
         Purchase of limited partnership units                                               (15,232)      10,092
         Changes in other assets                                                             (34,079)     (20,477)
         Investments in other marketable securities                                             --         (1,287)
                                                                                           ---------    ---------

                                                                        NET CASH USED IN
                                                                    INVESTING ACTIVITIES    (609,387)    (109,018)


                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           (UNAUDITED - IN THOUSANDS)


                                                                                               SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                           ------------------------
                                                                                             2002           2001
                                                                                           ---------      ---------

     FINANCING ACTIVITIES
         Proceeds from borrowings                                                          $ 1,382,578    $   794,000
         Principal payments on long-term debt                                                 (930,000)      (898,982)
         Proceeds from exercise of options                                                      26,286         17,282
         Purchase of treasury stock                                                             (2,004)          --
         Reduction in receivable from Employee Stock
           Ownership Plan                                                                        1,294          2,716
         Decrease in loans to stockholders                                                          51            536
         Payment of cash distributions to limited partners                                     (35,607)       (36,480)
         Foreign currency translation adjustment                                                  (612)         1,204
                                                                                           -----------    -----------

                                                          NET CASH PROVIDED BY (USED IN)
                                                                    FINANCING ACTIVITIES       441,986       (119,724)
                                                                                           -----------    -----------

                                                                    INCREASE IN CASH AND
                                                                        CASH EQUIVALENTS       268,408          9,995

         Cash and cash equivalents at beginning of period                                      276,583        180,317
                                                                                           -----------    -----------

                                                               CASH AND CASH EQUIVALENTS
                                                                        AT END OF PERIOD   $   544,991    $   190,312
                                                                                           ===========    ===========

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Cash paid during the year for:
           Interest                                                                        $    96,998    $   113,140
           Income taxes                                                                         47,712         27,434


     See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

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

NOTE  2  --     The Company had a $1,750,000,000 revolving credit facility with
                Bank of America, N.A. and other participating banks (the "1998
                Credit Agreement"). Interest on the 1998 Credit Agreement was paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. The
                Company was required to pay a fee based on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The principal amount was payable in full on June 22, 2003.

                On June 14, 2002, the Company entered into a five-year, $1,250,000,000 revolving credit facility (the "2002 Credit Agreement"), which replaced the 1998 Credit Agreement. Interest on the 2002 Credit Agreement is paid based on LIBOR plus a predetermined margin or a base rate. The Company is required to pay a fee based on the unused portion of the revolving credit facility ranging from .275% to .500% depending on the Company's debt ratings. The principal amount is payable in full on June 14, 2007. The Company has provided a negative pledge on all assets under the 2002 Credit Agreement. At June 30, 2002, there were no amounts outstanding under the 2002 Credit Agreement. The Company recorded a loss of $5,534,000 in the second quarter of 2002 related to the write-off of the unamortized balance of loan fees on the 1998 Credit Agreement.

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

                On May 17, 2002, the Company issued $1,000,000,000 in 7-5/8%
                Senior Notes due 2012 (the "7-5/8% Notes"). Interest is payable on June 1 and December 1. The 7-5/8% Notes are unsecured, unsubordinated obligations of the Company. The net proceeds from the issuance of the 7-5/8% Notes were used to pay down indebtedness outstanding under the Company's credit facilities and for other corporate purposes. The 7-5/8% Notes mature on June 1, 2012.

         At June 30, 2002, and December 31, 2001, long-term debt consisted of the following:



                                                                          June 30,     December 31,
                                                                            2002           2001
                                                                      --------------  --------------
                                                                             (In thousands)
     Advances under a $1,750,000,000 credit
            agreement with banks                                        $    --         $  540,000
     3.25% Convertible Subordinated Debentures
          due 2003                                                         567,750         567,750
     6.875% Senior Notes due 2005                                          250,000         250,000
     7-3/8% Senior Notes due 2006                                          200,000         200,000
     7.0% Senior Notes due 2008                                            250,000         250,000
     10-3/4% Senior Subordinated Notes due 2008                            350,000         350,000
     8-1/2% Senior Notes due 2008                                          375,000         375,000
     8-3/8% Senior Notes due 2011                                          400,000         400,000
     7-5/8% Senior Notes due 2012                                        1,000,000            --
     Other long-term debt                                                   86,775          94,197
                                                                        ----------      ----------
                                                                         3,479,525       3,026,947
     Less amounts due within one year                                      589,662          21,912
                                                                        ----------      ----------
                                                                        $2,889,863      $3,005,035
                                                                        ==========      ==========

                During 1995 and 1998, the Company entered into two tax retention operating lease agreements structured through financial institutions for its corporate headquarters building and for nine of its rehabilitation hospitals. In December 2001, the Company entered into a seven-and-one-half year operating lease agreement to provide for the financing of a replacement medical center in Birmingham, Alabama. On May 29, 2002, the Company exercised its option to purchase the properties financed under these leases. The total purchase price of these properties was approximately $207,109,000.

NOTE  3  --     During the first six months of 2002, the Company acquired two outpatient rehabilitation facilities and one outpatient diagnostic center. The total purchase price of these acquired facilities was approximately $14,138,000. The Company also entered into non-compete agreements totaling approximately
                $2,650,000 in connection with these transactions.

                The cost in excess of the acquired facilities' net asset value was approximately $13,253,000. The results of operations (not material individually or in the aggregate) of these acquisitions are included in the consolidated financial statements from their respective acquisition dates.

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

                Details of the impairment and restructuring charge activity through the first six months of 2002 are as follows:



                                                                       Activity
                                                                       --------
                                                   Balance at       Cash        Non-Cash     Balance at
                 Description                        12/31/01      Payments    Impairments     06/30/02
               --------------------------------------------------------------------------------------------
                                                                             (In thousands)
               Fourth Quarter 1998 Charge:

                    Lease abandonment costs          $   9,465     $  4,164       $   --       $  5,301
                                                  ---------------------------------------------------------

               Total Fourth Quarter 1998 Charge      $   9,465     $  4,164       $   --       $  5,301
                                                  =========================================================



                The remaining balance at June 30, 2002 is included in accrued interest payable and other liabilities in the accompanying balance sheet.

NOTE  5  --     The Company has adopted the provisions of FASB Statement No.
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

                Operating results and other financial data are presented for the principal operating segments as follows:



                                                                               Three Months Ended
                                                                                     June 30,
                                                                              2002                 2001
                                                                           -----------          -----------
                                                                                   (In thousands)
                Revenues:

                     Inpatient and other clinical services                 $   533,920          $   509,116
                     Outpatient services                                       623,329              583,865
                                                                           -----------          -----------
                                                                             1,157,249            1,092,981
                     Non-patient care services                                   6,434                6,008
                                                                           -----------          -----------
                 Revenues                                                  $ 1,163,683          $ 1,098,989
                                                                           ===========          ===========


                 Income before unusual and non-recurring
                 items, income taxes and minority interests:

                     Inpatient and other clinical services                 $   158,849          $   103,532
                     Outpatient services                                       167,885              138,900
                                                                           -----------          -----------
                                                                               326,734              242,432
                     Non-patient care services                                (116,425)            (105,574)
                                                                           -----------          -----------

                 Income before unusual and non-recurring
                 items, income taxes and minority interests                    210,309              136,858
                     Loss on sale of assets                                    (76,690)            (139,883)
                                                                           -----------          -----------
                 Income (loss) before income taxes and
                 minority interests                                        $   133,619          $    (3,025)
                                                                           ===========          ===========



                                                                                 Six Months Ended
                                                                                     June 30,
                                                                              2002                 2001
                                                                           -----------          -----------
                                                                                   (In thousands)
                 Revenues:

                     Inpatient and other clinical services                 $ 1,051,579          $   989,402
                     Outpatient services                                     1,225,158            1,184,633
                                                                           -----------          -----------
                                                                             2,276,737            2,174,035
                     Non-patient care services                                  16,721               15,416
                                                                           -----------          -----------

                 Revenues                                                   $2,293,458          $ 2,189,451
                                                                           ===========          ===========


                 Income before unusual and non-recurring items, income taxes, minority interests and cumulative effect of accounting change:

                     Inpatient and other clinical services                   $ 301,264          $   208,347
                     Outpatient services                                       321,850              278,759
                                                                           -----------          -----------
                                                                               623,114              487,106
                     Non-patient care services                                (208,953)            (200,786)
                                                                           -----------          -----------

                 Income before unusual and non-recurring
                 items, income taxes, minority interests and
                 cumulative effect of accounting change                        414,161              286,320

                     Loss on sale of assets                                   (76,690)             (139,883)
                     Cumulative effect of accounting change                  (115,042)                 --
                                                                           -----------          -----------
                 Income before income taxes and minority
                 interests                                                 $   222,429          $   146,437
                                                                           ===========          ===========



NOTE  6  --     During the first six months of 2002, the Company granted
                nonqualified stock options to certain Directors, employees and others to purchase 4,293,000 shares of Common Stock at exercise prices ranging from $10.90 to $14.90 per share.

NOTE  7  --     In June 2001, the Financial Accounting Standards Board issued
                FASB Statement No. 141, "Business Combinations" ("SFAS No.
                141"), and FASB Statement No. 142, "Goodwill and Other
                Intangibles" ("SFAS No. 142"). SFAS No. 141 eliminates the use of the pooling method for business combinations and requires that all acquisitions be accounted for under the purchase method. This statement is effective for acquisitions completed after June 30, 2001. SFAS No. 142 requires the periodic testing of goodwill for impairment rather than a monthly amortization of the balance. This testing takes place in two steps: (1) the determination of the fair value of a reporting unit, and (2) the determination of the implied fair value of the goodwill. The
                Company adopted this statement on January 1, 2002. If the policy had been in effect in the second quarter of 2001, reported net income for that period would have increased by $11,994,400, or $.03 per share (assuming dilution). Subsequent to quarter-end, the Company completed the evaluation of goodwill at December 31, 2001 for impairment under SFAS No. 142 and recognized a goodwill impairment of $83,165,000 net of tax of $31,877,000. The Company utilized independent appraisers in conducting this evaluation.
                The effects of this impairment are reflected as the cumulative effect of a change in accounting principle in the results of operations for the six months ended June 30, 2002.

The following table represents net income and earnings per share results during 1999, 2000 and 2001 as if FAS 142 had been in effect:



                                                                     TWELVE MONTHS ENDED
                                                                        DECEMBER 31,
                                                        ---------        ---------       ---------
                                                          2001              2000           1999
                                                        ---------        ---------       ---------
Reported net income                                     $ 202,387        $ 278,465        $  76,517

Add back: Goodwill amortization (net of tax)               46,670           45,304           45,491
                                                        ---------        ---------        ---------
Adjusted net income                                     $ 249,057        $ 323,769        $ 122,008
                                                        =========        =========        =========

BASIC EARNINGS PER SHARE:

   Reported net income                                  $    0.52        $    0.72        $    0.19

   Add back: Goodwill amortization (net of tax)              0.12             0.12             0.11
                                                        ---------        ---------        ---------
   Adjusted net income                                  $    0.64        $    0.84        $    0.30
                                                        =========        =========        =========

DILUTED EARNINGS PER SHARE:

   Reported net income                                  $    0.51        $    0.71        $    0.18

   Add back: Goodwill amortization (net of tax)              0.11             0.12             0.11
                                                        ---------        ---------        ---------
   Adjusted net income                                  $    0.62        $    0.83        $    0.29
                                                        =========        =========        =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         We provide outpatient and rehabilitative healthcare services through our inpatient and outpatient rehabilitation facilities, surgery centers, diagnostic centers and medical centers. We have expanded our operations through the acquisition or opening of new facilities and satellite locations and by enhancing our existing operations. As of June 30, 2002, we had approximately 1,900 locations in 50 states, Puerto Rico, the United Kingdom, Australia and Canada, including 1,427 outpatient rehabilitation locations, 118 inpatient rehabilitation facilities, four medical centers, 209 surgery centers and 136 diagnostic centers.

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

Impairment of Goodwill

         Many of our facilities came to us through acquisitions. We determine the amortization period of the cost in excess of net asset value of purchased facilities based on an evaluation of the facts and circumstances of each individual purchase transaction. The evaluation includes an analysis of historic and projected financial performance, an evaluation of the estimated useful life of the buildings and fixed assets acquired, the indefinite useful life of certificates of need and licenses acquired, the competition within local markets, lease terms where applicable, and the legal terms of partnerships where applicable. We utilize independent appraisers and rely on our own management expertise in evaluating each of the factors noted above. With respect to the carrying value of the excess of cost over net asset value of individual purchased facilities and other intangible assets, we determine on a quarterly basis whether an impairment event has occurred by considering factors such as the market value of the asset, a significant adverse change in legal factors or in the business climate, adverse action by regulators, a history of operating losses or cash flow losses, or a projection of continuing losses associated with an operating entity. The carrying value of excess cost over net asset value of purchased facilities and other intangible assets will be evaluated if the facts and circumstances suggest that it has been impaired. If this evaluation indicates that the value of the asset will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, our carrying value of the asset will be reduced to the estimated fair market value. Fair value is determined based on the individual facts and circumstances of the impairment event, and the available information related to it. Such information might include quoted market prices, prices for comparable assets, estimated future cash flows discounted at a rate commensurate with the risks involved, and independent appraisals. For purposes of analyzing impairment, assets of facilities are generally grouped at a market level, which is the lowest level for which there are identifiable cash flows. If we acquired the assets of the facilities being tested as part of a purchase business combination, any goodwill that arose as part of the transaction is included as part of the asset grouping.

         In July 2001, the Financial Accounting Standards Board issued FASB Statement ("SFAS") No. 142, "Goodwill and Other Intangibles". SFAS No. 142 requires the periodic testing of goodwill for impairment rather than a monthly amortization of the balance. This testing takes place in two steps: (1) the determination of the fair value of a reporting unit, and (2) the determination of the implied fair value of the goodwill. We adopted SFAS No. 142 on January 1, 2002. We determined that if the policy had been in effect in the second quarter of 2001, reported net income for that period would have increased by $11,994,400, or $.03 per share (assuming dilution). Subsequent to quarter-end, we completed the evaluation of goodwill at December 31, 2001 for impairment under SFAS No. 142 and we recognized a goodwill impairment of $83,165,000, net of tax of $31,877,000. We utilized independent appraisers in conducting this evaluation. The effects of this impairment are reflected as the cumulative effect of a change in accounting principle in our results of operations for the six months ended June 30, 2002.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED JUNE 30, 2002

         Our operations generated revenues of $1,163,683,000 for the quarter ended June 30, 2002, an increase of $64,694,000, or 5.9%, as compared to the same period in 2001. The increase in revenues is primarily attributable to increases in pricing and volume. Same store revenues for the quarter ended June 30, 2002 were $1,139,945,000, an increase of $84,171,000, or 8.0%, as compared to the same period in 2001, excluding facilities in operation in 2001 but no longer in operation in 2002. New store revenues were $23,738,000. Revenues generated from patients under the Medicare and Medicaid programs respectively accounted for 34.5% and 2.7% of revenue for the second quarter of 2002, compared to 35.2% and 3.0% for the same period in 2001. Revenues from any other single third-party payor were not significant in relation to our revenues. During the second quarter of 2002, same store outpatient visits, inpatient discharges, surgical cases and diagnostic cases increased by 6.5%, 5.2%, 4.8% and 5.6%, respectively. Revenue per outpatient visit, inpatient discharge, surgical case and diagnostic case for same store operations increased (decreased) by 5.5%, 5.3%, 4.2% and (1.1)%, respectively.

         Operating expenses (expenses excluding corporate general and administrative expenses, provision for doubtful accounts, depreciation and amortization, interest expense and impairment charges) were $747,412,000, or 64.2% of revenues, for the quarter ended June 30, 2002, compared to 65.8% of revenues for the second quarter of 2001. Same store operating expenses were $731,103,000, or 64.1% of comparable revenue. New store operating expenses were $16,309,000, or 68.7% of comparable revenue. The increase in new store operating expenses as a percentage of revenue is primarily attributable to start-up costs at new inpatient rehabilitation hospitals. Corporate general and administrative expenses decreased from $51,214,000 during the 2001 quarter to $43,291,000 during the 2002 quarter. Included in corporate general and administrative expenses for the quarter ended June 30, 2001 was a non-recurring expense item of approximately $8,248,000 related to the settlement of litigation with the United States Department of Justice. The provision for doubtful accounts was $25,642,000, or 2.2% of revenues, for the second quarter of 2002, compared to $34,858,000, or 3.2% of revenues, for the same period in 2001. Included in the second quarter 2001 provision for doubtful accounts was approximately $10,300,000 due to the charge-off of accounts receivable related to the sale of our Richmond, Virginia medical center. Management believes that the allowance for doubtful accounts generated by this provision is adequate to cover any uncollectible receivables.

         Depreciation and amortization expense was $79,807,000 for the quarter ended June 30, 2002, compared to $93,223,000 for the same period in 2001. The decrease was primarily attributable to decreased amortization expense due to our adoption of SFAS No. 142. Interest expense was $52,892,000 for the quarter ended June 30, 2002, compared to $55,247,000 for the quarter ended June 30, 2001. The decrease is primarily attributable to decreases in effective interest rates. For the second quarter of 2002, interest income was $1,204,000, compared to $1,591,000 for the second quarter of 2001.

         In the second quarter of 2001, we terminated our secondary credit facility and recorded an impairment charge of $6,475,000 related to the write-off of the unamortized balances of loan fees on that facility. In the second quarter of 2002, we terminated our 1998 Credit Agreement, as described below and recorded a loss on extinguishment of debt of $5,534,000 related to the write-off of the unamortized balance of loan fees on that facility.

         In the second quarter of 2001, we also recorded a non-recurring expense item of approximately $84,629,000, net of taxes of $55,254,000, reflecting the net loss on the sale of substantially all of our occupational medicine operations and our Richmond, Virginia medical center. In the second quarter of 2002, we recorded a non-recurring expense item of approximately $52,786,000, net of taxes of $23,904,000, reflecting the loss of the disposition of five nursing homes in Massachusetts originally acquired in connection with the 1997 acquisition of Horizon/CMS Healthcare Corporation. We sold the five properties in a single transaction to a privately held long-term care operator. We have no remaining ownership interest in any other former Horizon/CMS long-term care facilities, substantially all of which were sold at the end of 1997.

         Income before income taxes and minority interests for the second quarter of 2002 was $133,619,000, compared to a loss of ($3,025,000) for the same period in 2001. Minority interests decreased income before income taxes by $30,331,000 for the quarter ended June 30, 2002, compared to decreasing income before income taxes by $24,558,000 for the second quarter of 2001. The provision for income taxes for the second quarter of 2002 was $45,782,000, compared to a benefit of $7,636,000 for the same period in 2001. The effective tax rate was 44.3% for the quarter ended June 30, 2002 compared to 39.5% for the quarter ended June 30, 2001. Net income for the second quarter of 2002 was $57,506,000, compared to a net loss of $19,947,000 for the second quarter of 2001.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2002

         Our operations generated revenues of $2,293,458,000 for the six months ended June 30, 2002, an increase of $104,007,000, or 4.8%, as compared to the six months ended June 30, 2001. Same store revenues were $2,247,065,000, an increase of $173,627,000, or 8.4%, as compared to the same period in 2001, excluding facilities in operation in 2001 but no longer in operation in 2002. New store revenues were $46,393,000. Revenues generated from patients under the Medicare and Medicaid programs respectively accounted for 34.3% and 2.6% of revenue for the first six months of 2002, compared to 32.7% and 2.7% for the same period in 2001. Revenues from any other single third-party payor were not significant in relation to our revenues. During the first six months of 2002, same store outpatient visits, inpatient discharges, surgical cases and diagnostic cases increased by 7.2%, 4.8%, 5.7% and 4.9%, respectively. Revenue per outpatient visit, inpatient discharge, surgical case and diagnostic case for same store operations increased (decreased) by 4.7%, 6.2%, 2.1% and (1.1)%, respectively.

         Operating expenses (expenses excluding corporate general and administrative expenses, provision for doubtful accounts, depreciation and amortization, interest expense and impairment charges) were $1,483,813,000, or 64.7% of revenues, for the six months ended June 30, 2002, compared to 66.6% of revenues for the first six months of 2001. Same store operating expenses were $1,449,800,000, or 64.5% of comparable revenue. New store operating expenses were $34,013,000, or 73.3% of comparable revenue.

Net income for the six months ended June 30, 2002, was $82,090,000, compared to $55,364,000 for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2002, we had working capital of $1,132,300,000, including cash and marketable securities of $546,864,000. Working capital at December 31, 2001, was $1,377,459,000, including cash and marketable securities of $278,456,000. For the first six months of 2002, cash provided by operating activities was $435,809,000, compared to $238,737,000 for the same period in 2001. The increase is primarily attributable to improvements in operating results. Additions to property, plant and equipment and acquisitions accounted for $485,903,000 and $14,138,000, respectively, during the first six months of 2002. Those same investing activities accounted for $172,462,000 and $5,031,000, respectively, in the same period in 2001. Because of the favorable results we have seen in the early transition to inpatient rehabilitation PPS, we have incurred additional capital expenditures in the first six months of 2002 in connection with expansion activities at some of our facilities and accelerated development activities. Additionally, we incurred capital expenditures totaling $207,109,000 in the second quarter of 2002 in connection with the purchase of various facilities and properties previously held under tax retention operating leases, as described below. Financing activities provided $441,986,000 and used $119,724,000 during the first six months of 2002 and 2001, respectively. Net borrowings on long-term debt for the first six months of 2002 were $452,578,000, versus net principal payments of $104,982,000 for the first six months of 2001.

         Net accounts receivable were $1,010,083,000 at June 30, 2002, compared to $940,414,000 at December 31, 2001. The number of days of average quarterly revenues in ending receivables at June 30, 2002, was 79.0, compared to 77.6 days of average quarterly revenues in ending receivables at December 31, 2001. This increase was primarily attributable to delays by some of our Medicare fiscal intermediaries in implementing systems for processing inpatient rehabilitation PPS payments. The concentration of net accounts receivable from patients, third-party payors, insurance companies and others at June 30, 2002, is consistent with the related concentration of revenues for the period then ended.

         We had a $1,750,000,000 revolving credit facility with Bank of America, N.A. and other participating banks (the "1998 Credit Agreement"), which was to expire in June 2003. The effective interest rate on the average outstanding balance under the 1998 Credit Agreement was 2.42% for the six months ended June 30, 2002, compared to the average prime rate of 4.75% during the same period. On June 14, 2002, the Company entered into a five-year, $1,250,000,000 revolving credit facility (the "2002 Credit Agreement"), which replaced the 1998 Credit Agreement. Interest on the 2002 Credit agreement is paid based on LIBOR plus a predetermined margin or a base rate. The Company is required to pay a fee based on the unused portion of the revolving credit facility ranging from .275% to ..500% depending on our debt ratings. The principal amount is payable in full on June 14, 2007. The company has provided a negative pledge on all assets under the 2002 Credit Agreement. At June 30, 2002, there were no outstanding amounts under the 2002 Credit Agreement.

         During 1995 and 1998, we entered into two tax retention operating lease agreements structured through financial institutions for our corporate headquarters building and for nine of our rehabilitation hospitals. In December 2001, we entered into a seven-and-one-half year operating lease agreement to provide for the financing of our replacement medical center in Birmingham, Alabama. On May 29, 2002, we exercised our option to purchase the properties financed under these leases. The total purchase price of these properties was approximately $207,109,000.

         The table below sets forth certain information concerning amounts due with respect to our long-term debt and various other commitments as of June 30, 2002:

                                                  Due            Due             Due          Due 2007
                                 Total            2002        2003-2004       2005-2006       and beyond
                          -------------------------------------------------------------------------------
                                                           (In thousands)
Long-Term Debt                $ 3,438,539      $   5,051        $ 579,818     $ 460,517      $ 2,393,153
Capital Lease Obligations          22,427          2,550            8,598         5,027            6,252
Noncompete Obligations             18,559          4,760           10,627         3,172               --
Operating Leases                1,130,810        106,163          324,063       201,633          498,951
                              -----------      ---------        ---------     ---------      -----------
Total Obligations             $ 4,610,335      $ 118,524        $ 923,106     $ 670,349      $ 2,898,356


         Since the end of the quarter, we have used approximately $217,335,000 in available cash to repurchase approximately $221,340,000 in principal amount of our outstanding debt securities, and we have also spent approximately $26,300,000 to repurchase shares of our common stock pursuant to our stock repurchase program.

         While the rates of interest payable under our principal credit facility vary depending in part on our debt ratings, we have no credit or lease agreements which provide for the acceleration of maturities or the termination of such agreements based upon any change in our debt ratings.

         As part of our corporate strategy, we are continually evaluating opportunities for strategic acquisitions and divestitures. We intend to pursue the acquisition or development of additional healthcare operations and other businesses providing complementary services. While it is not possible to estimate precisely the amounts which will actually be expended in the foregoing areas, we anticipate that over the next twelve months, we will spend approximately $150,000,000 to $200,000,000 on maintenance and expansion of our existing facilities and approximately $300,000,000 to $350,000,000 on development activities. These amounts exclude $207,109,000 that we spent in the second quarter of 2002 to acquire properties previously held under tax retention operating leases, as described above. We believe that existing cash, cash flow from operations, and borrowings under existing credit facilities will be sufficient to satisfy our estimated cash requirements for the next twelve months and for the reasonably foreseeable future.

         Inflation in recent years has not had a significant effect on our business, and is not expected to adversely affect us in the future unless it increases significantly.

FORWARD-LOOKING STATEMENTS

         Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this Quarterly Report on Form 10-Q concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, HEALTHSOUTH, through its senior management, from time to time makes forward-looking public statements concerning our expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates that we believe are reasonable based upon current information, involve a number of risks and uncertainties and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that our actual results will not differ materially from the results anticipated in such forward-looking statements. While is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to, changes in the regulation of the healthcare industry at either or both of the federal and state levels, changes or delays in reimbursement for our services by governmental or private payors, competitive pressures in the healthcare industry and our response thereto, our ability to obtain and retain favorable arrangements with third-party payors, unanticipated delays in the implementation of our strategic initiatives, general conditions in the economy and capital markets, and other factors which may be identified from time to time in our Securities and Exchange Commission filings and other public announcements.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         Our investment in marketable securities was $1,873,000 at June 30, 2002, which represents less than 1% of total assets at that date. These securities are generally short-term, highly liquid instruments and, accordingly, their fair value approximates cost. Earnings on investments in marketable securities are not significant to our results of operations, and therefore any changes in interest rates would have a minimal impact on future pre-tax earnings.

         Upon application of the proceeds from the sale of our 7-5/8% Notes, all of our long-term indebtedness was subject to fixed rates of interest. In May 2002, we entered into two interest rate swap arrangements in order to improve our mix of fixed and variable rate exposure. Each swap has a notional amount of $250,000,000 and matures 120 months from the date of the original transaction. The notional amounts are used to measure interest to be paid or received and do not represent an amount of exposure to credit loss. In these arrangements, we pay the counterparties a variable rate of interest tied to six-month LIBOR rates, and the counterparties pay us a fixed rate of interest on the notional amount. The variable rates paid by us under these swaps are reset every six months. Thus, these interest rate swaps have the effect of converting $500,000,000 of our fixed-rate debt into variable-rate debt through their maturity dates of June 2012. We would be exposed to credit losses if the counterparties did not perform their obligations under the swap arrangements; however, the counterparties are major commercial banks whom we believe to be creditworthy, and we expect them to fully satisfy their obligations. At June 30, 2002, the weighted average interest rate we were obligated to pay under these interest rate swaps was 3.82%, and the weighted average interest rate we received was 7.625%.

         With respect to our interest-bearing liabilities, approximately $500,000,000 in long-term debt at June 30, 2002 is subject to variable rates of interest after giving effect to the interest rate swaps described previously, while the remaining balance in long-term debt of $2,979,525,000 is subject to fixed rates of interest (see Note 2 of "Notes to Consolidated Financial Statements" for further description). This compares to $540,000,000 in long-term debt subject to variable rates of interest and $2,486,947,000 in long-term debt subject to fixed rates of interest at December 31, 2001. The fair value of our total long-term debt, based on discounted cash flow analyses, approximates its carrying value at June 30, 2002 and December 31, 2001 except for our 3.25% Convertible Subordinated Debentures due 2003, 6.875% Senior Notes due 2005, 7.0% Senior Notes due 2008, 10-3/4% Senior Notes due 2008, 8-1/2% Senior Notes due 2008, 8-3/8% Senior Notes due 2011, 7-3/8% Senior Notes due 2006 and 7-5/8%
Senior Notes due 2012. The fair value of the 3.25% Convertible Debentures was approximately $557,814,000 and $541,974,000 at June 30, 2002 and December 31,
2001, respectively. The fair value of the 6.875% Senior Notes was approximately $248,395,000 and $250,191,000 at June 30, 2002 and December 31, 2001,
respectively. The fair value of the 7% Senior Notes was approximately $246,250,000 and $243,713,000 at June 30, 2002 and December 31, 2001,
respectively. The fair value of the 10-3/4% Senior Notes was approximately $385,000,000 and $386,365,000 at June 30, 2002 and December 31, 2001,
respectively. The fair value of the 8-1/2% Senior Notes was approximately $392,813,000 and $392,231,000 at June 30, 2002 and December 31, 2001,
respectively. The fair value of the 8-3/8% Senior Notes was approximately $418,000,000 and $414,940,000 at June 30, 2002 and December 31, 2001,
respectively. The fair value of the 7-3/8% Senior Notes was approximately $200,000,000 and $201,350,000 at June 30, 2002 and December 31, 2001,
respectively. The fair value of the 7-5/8% Senior Notes was approximately $991,760,000 at June 30, 2002. Based on a hypothetical 1% increase in interest rates, the potential losses in future annual pre-tax earnings would be approximately $5,000,000. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined considering the impact of the hypothetical interest rates on our borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

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

         We filed a motion to dismiss the consolidated amended complaint in the federal action in late June 1999. On September 13, 2000, the magistrate judge issued his report and recommendation, recommending that the court dismiss the amended complaint in its entirety, with leave to amend. The plaintiffs objected to that report, and we responded to that objection. On December 20, 2000, without oral argument, the court issued an order rejecting the magistrate judge's report and recommendation and denying our motion to dismiss. We believed that the December 20, 2000 order failed to follow the standards required under the Private Securities Litigation Reform Act of 1995 and Rule 9(b) of the Federal Rules of Civil Procedure, and we filed a motion asking the court to reconsider that order or to certify it for an interlocutory appeal to the United States Eleventh Circuit Court of Appeals. Oral argument on that motion was held on March 2, 2001, and the court denied that motion on March 12, 2001. Accordingly, we filed our answer to the consolidated amended complaint on March 26, 2001. The court held a hearing on the plaintiffs' motion for class certification on April 23, 2002, and requested further briefing on various issues. Those issues have now been briefed, and we are awaiting the court's ruling on class certification, although we do not know when the court will issue its ruling. We believe that all claims asserted in the above suits are without merit, and expect to vigorously defend against such claims. Because such suits remain at an early stage, we cannot currently predict the outcome of any such suits or the magnitude of any potential loss if our defense is unsuccessful.

         As previously disclosed, beginning in late December 2001, the United States Department of Justice filed notices of partial intervention in complaints filed against us by private parties under the federal False Claims Act in United States District Courts in Alabama, Florida, New York and Texas. In each case, the Department did not file a complaint in intervention at the time it filed its notice of intervention, and sought and received additional time to file such a complaint. After various motions and procedural actions in the underlying cases, on May 23, 2002, the Department served us with a complaint in intervention in the Texas case, which is styled United States ex rel. James J. Devage v. HEALTHSOUTH Corporation, Civil Action No. SA-98-CA-0372-FB, United States District Court for the Western District of Texas. The complaint alleges that we submitted false claims for reimbursement under Medicare and other federal healthcare programs and federal employee benefit plans in connection with certain physical therapy services provided at our outpatient rehabilitation centers. The complaint does not specify the damages claimed by the Department. The relator has indicated that he is not pursuing any claims other than those in which the Department has intervened. The Alabama, Florida and New York cases have, to the extent not dismissed, been transferred to the Texas court, where various motions relating to the consolidation or dismissal of those cases and the status of the various relators remain pending. The Department and we have entered into a stipulation delaying the time by which we must file responsive pleadings to allow the Texas court an opportunity to consider those matters. As we have previously noted, we believe that our practices during the period purportedly covered by the complaint were consistent with accepted clinical standards and practices in physical therapy and with existing Medicare regulations. Accordingly, we expect to vigorously defend against the claims asserted in the Department's complaint. However, because of the preliminary status of this litigation, it is not possible to predict at this time the outcome or effect of this litigation or the length of time it will take to resolve this litigation.

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c)      Recent Sales of Unregistered Securities

                  We had no unregistered sales of equity securities during the three months ended June 30, 2002.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 16, 2002, we held our 2002 Annual Meeting of Stockholders of the Company, at which shares of common stock represented at the Annual Meeting were voted in favor of the election of Directors as follows:



                                                             FOR                        WITHHOLD
                                                     ---------------------        ---------------------
                1. Richard M. Scrushy                    342,858,416                   9,555,242
                2. Phillip C. Watkins, M.D.              345,633,551                   6,780,107
                3. George H. Strong                      344,722,841                   7,690,817
                4. C. Sage Givens                        344,791,588                   7,622,070
                5. Charles W. Newhall III                346,304,084                   6,109,574
                6. John S. Chamberlin                    345,145,042                   7,268,616
                7. Larry D. Striplin, Jr.                343,773,995                   8,639,663
                8. Joel C. Gordon                        346,534,835                   5,878,823
                9. William T. Owens                      345,613,000                   6,800,658



         No other matters were submitted to the Annual Meeting.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

                  10. Credit Agreement, dated as of June 14, 2002, among HEALTHSOUTH Corporation, the Lenders Party Thereto, JPMorgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, UBS Warburg LLC, ScotiaBanc, Inc. and Deutsche Bank AG, New York Branch, as Co-Documentation Agents, and Bank of America, N.A., as Senior Managing Agent

                  11. Computation of Income Per Share (unaudited)

(b)      Reports on Form 8-K

                  During the three months ended June 30, 2002, we filed (i) Current Reports on form 8-K dated May 7, 2002 and June 11, 2002, in each case furnishing under Item 9 the text of slides currently being used in investor and analyst presentations by our management, and (ii) a Current Report on Form 8-K dated May 28, 2002, reporting under Item 5 the filing by the United States Department of Justice of its complaint in intervention in the case of United States ex rel. James J. Devage v. HEALTHSOUTH Corporation.

         No other items of Part II are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-Q.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     HEALTHSOUTH CORPORATION
                                                           (Registrant)

Date:  August 14, 2002                                  RICHARD M. SCRUSHY
                                                   ----------------------------
                                                        Richard M. Scrushy
                                                     Chairman of the Board and
                                                      Chief Executive Officer

Date:  August 14, 2002                                   WESTON L. SMITH
                                                   ----------------------------
                                                         Weston L. Smith
                                                   Executive Vice President and
                                                     Chief Financial Officer