Form 10-Q
period 2002-09-30
HEALTHSOUTH CORP
filed 2002-11-14
CIK 785161

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File Number 1-10315
                       -------

                             HEALTHSOUTH CORPORATION
         ------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Delaware                                               63-0860407
-------------------------------                              -----------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)


               ONE HEALTHSOUTH PARKWAY, BIRMINGHAM, ALABAMA 35243
            -------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

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

                                YES   X    NO
                                    -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                  Outstanding at November 12, 2002
-----------------------                        ---------------------------------
COMMON STOCK, PAR VALUE                                396,427,172 SHARES
    $.01 PER SHARE

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                                      INDEX



PART I -- FINANCIAL INFORMATION

                                                                                  Page
                                                                                  ----
Item 1.  Financial Statements

         Consolidated Balance Sheets -- September 30, 2002 (Unaudited) and
         December 31, 2001                                                          3

         Consolidated Statements of Income (Unaudited) -- Three Months and
         Nine Months Ended September 30, 2002 and 2001                              5

         Consolidated Statements of Cash Flows (Unaudited) -- Nine Months
         Ended September 30, 2002 and 2001                                          6

         Notes to Consolidated Financial Statements (Unaudited) -- Three Months
         and Nine Months Ended September 30, 2002 and 2001                          8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                       16

Item 3. Quantitative and Qualitative Disclosures about Market Risk                 23

Item 4.  Controls and Procedures                                                   24

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                         25

Item 2.  Changes in Securities and Use of Proceeds                                 27

Item 6.  Exhibits and Reports on Form 8-K                                          28


PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            SEPTEMBER 30,       DECEMBER 31,
                                                                                2002               2001
                                                                            -------------      ------------
                                                                           (Unaudited)
ASSETS

CURRENT ASSETS

      Cash and cash equivalents                                              $   389,367       $   276,583
      Other marketable securities                                                  1,074             1,873
      Accounts receivable--net                                                 1,028,562           940,414
      Inventories, prepaid expenses and
          other current assets                                                   440,567           438,295
      Income tax refund receivable                                                24,881            79,290
                                                                            -------------      ------------

                                    TOTAL CURRENT ASSETS                       1,884,451         1,736,455

OTHER ASSETS                                                                     326,734           342,943

PROPERTY, PLANT AND EQUIPMENT--NET                                             3,067,666         2,774,736

GOODWILL--NET                                                                  2,552,232         2,630,530

INTANGIBLE ASSETS--NET                                                            99,382            94,573
                                                                            -------------      ------------

TOTAL ASSETS                                                                 $ 7,930,465       $ 7,579,237
                                                                            =============      ============

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                                      2002               2001
                                                                                  -------------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                                                                $   30,738        $  37,085
     Salaries and wages payable                                                          56,499           65,364
     Deferred income taxes                                                               94,288           99,873
     Accrued interest payable and other liabilities                                     149,968          134,762
     Current portion of long-term debt                                                  376,112           21,912
                                                                                  -------------       -----------
                                                 TOTAL CURRENT LIABILITIES              707,605          358,996

LONG-TERM DEBT                                                                        2,835,699        3,005,035

DEFERRED INCOME TAXES                                                                   257,007          259,535

DEFERRED REVENUE AND OTHER LONG-TERM LIABILITIES                                          4,654            4,206

MINORITY INTERESTS--LIMITED PARTNERSHIPS                                                161,579          154,541

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.10 par value--1,500,000
        shares authorized; issued and outstanding--none                                      --               --
     Common Stock, $.01 par value--600,000,000
        shares authorized; 438,068,000 and 430,422,000
        shares issued at September 30, 2002 and
        December 31, 2001, respectively                                                   4,381            4,304
     Additional paid-in capital                                                       2,712,516        2,657,804
     Accumulated other comprehensive income                                                 252           16,607
     Retained earnings                                                                1,565,675        1,430,846
     Treasury stock, at cost; 42,680,000 shares at September 30, 2002
        and 38,742,000 shares at December 31, 2001                                    (313,719)         (280,524)
     Receivable from Employee Stock Ownership Plan                                      (1,405)           (2,699)
     Notes receivable from stockholders, officers
        and management employees                                                        (3,779)          (29,414)
                                                                                  -------------       -----------

                                                TOTAL STOCKHOLDERS' EQUITY            3,963,921        3,796,924
                                                                                  -------------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $7,930,465       $7,579,237
                                                                                  =============       ============


See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                                            -------------- -- ---------------   -------------- -- --------------
                                                                2002               2001            2002               2001
                                                            --------------    ---------------   --------------    --------------

Revenues                                                    $   1,093,785       $  1,075,874      $ 3,387,243      $  3,265,324

Operating unit expenses                                           786,947            714,750        2,270,760         2,173,500
Corporate general and administrative expenses                      55,125             38,958          138,382           122,827
Provision for doubtful accounts                                    23,898             23,980           74,534            83,221
Depreciation and amortization                                      79,505             95,790          236,894           280,231
Early extinguishment of debt                                      (25,078)                --          (19,544)            6,475
Loss on sale of assets                                                 --                 --           76,690           139,883
Interest expense                                                   57,972             50,914          158,907           165,580
Interest income                                                    (1,938)            (1,430)          (4,205)           (5,742)
                                                            --------------    ---------------   --------------    --------------
                                                                  976,431            922,962        2,932,418         2,965,975
                                                            --------------    ---------------   --------------    --------------
      Income before income taxes, minority interests
           and cumulative effect of accounting change             117,354            152,912          454,825           299,349
Provision for income taxes                                         33,919             51,659          147,869            93,193
                                                            --------------    ---------------   --------------    --------------
      Income before minority interests and
           cumulative effect of accounting change                  83,435            101,253          306,956           206,156
Minority interests                                                (29,821)           (22,127)         (88,087)          (71,667)
                                                            --------------    ---------------   --------------    --------------

Income before cumulative effect of
      accounting change                                            53,614             79,126          218,869           134,489
Cumulative effect of accounting change, net of tax (Note 7)            --                 --          (83,165)               --
                                                            --------------    ---------------   --------------    --------------
      Net income                                            $      53,614       $     79,126      $   135,704      $    134,489
                                                            ==============    ===============   ==============    ==============

Weighted average common shares outstanding                        397,237            390,455          394,867           389,135
                                                            ==============    ===============   ==============    ==============

Income per common share before
      cumulative effect of accounting change                $        0.13       $       0.20      $      0.55      $       0.35

Cumulative effect of accounting change                                 --                 --            (0.21)               --
                                                            --------------    ---------------   --------------    --------------

Net income per common share                                 $        0.13       $       0.20      $      0.34      $       0.35
                                                            ==============    ===============   ==============    ==============
Weighted average common shares
      outstanding -- assuming dilution                            399,352            401,074          400,334           399,077
                                                            ==============    ===============   ==============    ==============
Income per common share before
      cumulative effect of accounting change --
      assuming dilution                                     $        0.13       $       0.20      $      0.55      $       0.34
Cumulative effect of accounting change                                 --                 --            (0.21)               --
                                                            --------------    ---------------   --------------    --------------

Net income per common share --
      assuming dilution                                     $        0.13       $       0.20      $      0.34      $       0.34
                                                            ==============    ===============   ==============    ==============

See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                               ---------------- -- ----------------
                                                                                    2002                2001
                                                                               ----------------    ----------------
OPERATING ACTIVITIES
     Net income                                                                 $ 135,704               $ 134,489
     Adjustments to reconcile net income to net
        cash provided by operating activities:
          Cumulative effect of accounting change                                  115,042                      --
          Depreciation and amortization                                           236,894                 280,231
          Provision for doubtful accounts                                          74,534                  83,221
          Equity-based compensation                                                  (724)                  4,281
          Income applicable to minority interests of
             limited partnerships                                                  88,087                  71,667
          Loss on sale of assets                                                   76,690                 139,883
          Gain on extinguishment of debt                                          (25,078)                     --
          Impairment charges                                                        5,534                   6,475
          Provision for deferred income taxes                                      18,382                  44,442
          Changes in operating assets and liabilities, net of
             effects of acquisitions:
                Accounts receivable                                              (177,886)                (82,068)
                Inventories, prepaid expenses and other current
                   assets                                                          50,459                 (94,253)
                Accounts payable and accrued expenses                              (1,856)               (179,684)
                                                                                 --------                --------

                                                  NET CASH PROVIDED BY
                                                  OPERATING ACTIVITIES            595,782                 408,684
INVESTING ACTIVITIES
     Purchases of property, plant and equipment                                  (560,425)               (287,535)
     Proceeds from sale of non-strategic assets                                    12,272                 103,498
     Additions to intangible assets, net of effects of
        acquisitions                                                              (69,809)                (41,384)
     Assets obtained through acquisitions, net of liabilities
        assumed                                                                   (16,907)                 (5,031)
     Purchase of limited partnership units                                        (26,147)                (21,708)
     Changes in other assets                                                       (1,010)                (56,816)
     Proceeds from sale of marketable securities                                      799                      --
     Investments in other marketable securities                                        --                  (2,096)
                                                                                 --------                --------

                                                             NET CASH USED IN
                                                         INVESTING ACTIVITIES    (661,227)               (311,072)



                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

                           (UNAUDITED - IN THOUSANDS)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                               ---------------- -- ----------------
                                                                                    2002                2001
                                                                               ----------------    ----------------
FINANCING ACTIVITIES
     Proceeds from borrowings                                                   $   1,642,578          $ 1,667,000
     Principal payments on long-term debt                                          (1,432,636)          (1,770,657)
     Proceeds from exercise of options                                                 31,087               39,465
     Purchase of treasury stock                                                       (33,195)                  --
     Reduction in receivable from Employee Stock
        Ownership Plan                                                                  1,294                2,716
     Decrease in loans to stockholders                                                 25,635                4,806
     Proceeds from investment by minority interests                                        --               20,946
     Payment of cash distributions to limited partners                                (54,902)             (54,099)
     Foreign currency translation adjustment                                           (1,632)               2,770
                                                                               ----------------    ----------------
                                         NET CASH PROVIDED BY (USED IN)
                                                  FINANCING ACTIVITIES                178,229              (87,053)
                                                                               ----------------    ----------------

                                                 INCREASE IN CASH AND
                                                     CASH EQUIVALENTS                 112,784               10,559


     Cash and cash equivalents at beginning of period                                 276,583              180,317
                                                                               ----------------    ----------------

                                           CASH AND CASH EQUIVALENTS
                                                    AT END OF PERIOD            $     389,367          $   190,876
                                                                               ================    ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Cash paid during the year for:
        Interest                                                                $     123,072          $   153,822
        Income taxes                                                                   38,653               33,434

See accompanying notes.

                    HEALTHSOUTH CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


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

NOTE 2 --       The Company had a $1,750,000,000 revolving credit facility with Bank of America, N.A. and other participating banks (the
                "1998 Credit Agreement"). Interest on the 1998 Credit Agreement was paid based on LIBOR plus a predetermined margin, a base rate, or competitively bid rates from the participating banks.
                The Company was required to pay a fee based on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined ratios. The Company recorded a loss of $5,534,000 in the second quarter of 2002 related to the write-off of the unamortized balance of loan fees on the 1998 Credit Agreement, which was terminated in June 2002.

                On June 14, 2002, the Company entered into a five-year, $1,250,000,000 revolving credit facility (the "2002 Credit Agreement"), which replaced the 1998 Credit Agreement. Interest on the 2002 Credit Agreement is paid based on LIBOR plus a predetermined margin or a base rate. The Company is required to pay a fee based on the unused portion of the revolving credit facility ranging from .275% to .500% depending on the Company's debt ratings. The principal amount is payable in full on June 14, 2007. The Company has provided a negative pledge on all assets under the 2002 Credit Agreement. The effective interest rate on the average outstanding balance under the 2002 Credit Agreement was 3.26% for the nine months ended September 30, 2002, compared to the average prime rate of 4.75% during the same period. At September 30, 2002, we had drawn $150,000,000 under the 2002 Credit Agreement.

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

         At September 30, 2002, and December 31, 2001, long-term debt consisted of the following:

                                                              September 30,       December 31,
                                                                  2002               2001
                                                            -----------------   ---------------
                                                                        (In thousands)
                Advances under a $1,250,000,000 credit
                       agreement with banks                        $ 150,000         $ 540,000
                3.25% Convertible Subordinated Debentures
                     due 2003                                        354,150           567,750
                6.875% Senior Notes due 2005                         245,000           250,000
                7-3/8% Senior Notes due 2006                         180,300           200,000
                7.0% Senior Notes due 2008                           250,000           250,000
                10-3/4% Senior Subordinated Notes due 2008           319,260           350,000
                8-1/2% Senior Notes due 2008                         343,000           375,000
                8-3/8% Senior Notes due 2011                         347,700           400,000
                7-5/8% Senior Notes due 2012                         931,650                --
                Other long-term debt                                  90,751            94,197
                                                            -----------------   ---------------
                                                                   3,211,811         3,026,947
                Less amounts due within one year                     376,112            21,912
                                                            -----------------   ---------------
                                                                  $2,835,699        $3,005,035
                                                            =================   ===============

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

                The 7-5/8% Senior Notes reflect a deferred benefit of $22,950,000 related to the early termination of an interest rate swap. This benefit will be amortized as a reduction to interest expense over the remaining term of the notes.

                Effective April 1, 2002, the Company adopted the provisions of FASB Statement No. 145.

NOTE 3 --       During the first nine months of 2002, the Company acquired two outpatient rehabilitation facilities, one outpatient diagnostic center and one surgery center. The total purchase price of these acquired facilities was approximately $16,906,000. The Company also entered into non-compete agreements totaling approximately
                $2,900,000 in connection with these transactions.

                The cost in excess of the acquired facilities' net asset value was approximately $15,547,000. The results of operations (not material individually or in the aggregate) of these acquisitions are included in the consolidated financial statements from their respective acquisition dates.

NOTE  4  --     During 1998, the Company recorded impairment and restructuring charges related to the Company's decision to close certain facilities that did not fit with the Company's strategic vision, underperforming facilities and facilities not located in target markets (the "Fourth Quarter 1998 Charge"). Approximately 98% of the locations identified in the Fourth Quarter 1998 Charge have been closed.

                Details of the impairment and restructuring charge activity through the first nine months of 2002 are as follows:

                                                                       Activity
                                                                       --------
                                                   Balance at       Cash        Non-Cash     Balance at
                 Description                        12/31/01      Payments    Impairments     09/30/02
               --------------------------------------------------------------------------------------------
                                                                             (In thousands)
               Fourth Quarter 1998 Charge:

                    Lease abandonment costs          $   9,465     $  5,396       $     --      $  4,069
                                                  ---------------------------------------------------------

               Total Fourth Quarter 1998 Charge      $   9,465     $  5,396       $     --      $  4,069
                                                  =========================================================

                The remaining balance at September 30, 2002 is included in accrued interest payable and other liabilities in the accompanying balance sheet.

NOTE  5  --     The Company has adopted the provisions of FASB Statement No.
                131, "Disclosures about Segments of an Enterprise and Related
                Information" ("SFAS No. 131"). SFAS No. 131 requires the utilization of a "management approach" to define and report the financial results of operating segments. The management approach defines operating segments along the lines used by management to assess performance and make operating and resource allocation decisions. The key indicators used by management are revenue and net income before unusual and non-recurring charges and the cumulative effect of accounting change. The effects of unusual and non-recurring items and the cumulative effect of accounting change are excluded since management believes these changes are not indicative of the Company's operating performance. The
                Company has based its management and reporting structure on four segments: (1) Inpatient and Other Clinical Services, (2)
                Ambulatory - Surgery Services, (3) Ambulatory - Other Services and (4) Non-Patient Care Services. The inpatient and other clinical services segment includes the operations of inpatient rehabilitation facilities and medical centers, as well as the operations of certain physician practices and other clinical services which are managerially aligned with inpatient services.
                The ambulatory - surgery services segment includes the operations of ambulatory surgery facilities. The ambulatory - other services segment includes the operations of outpatient rehabilitation facilities and outpatient diagnostic centers. The non-patient care services segment includes the operations of the corporate office, general and administrative costs, non-clinical subsidiaries and other operations that are independent of the inpatient and outpatient services segments.

                Operating results and other financial data are presented for the principal operating segments as follows:

                                                                    Three Months Ended
                                                                      September 30,
                                                        -------------------------------------------
                                                             2002                        2001
                                                        ----------------            ---------------
                                                                         (In thousands)
Revenues:

      Inpatient and other clinical services             $       563,498             $      520,710
      Ambulatory - Surgery services                             253,331                    234,339
      Ambulatory - Other services                               267,577                    302,409
                                                        ----------------            ---------------
                                                              1,084,406                  1,057,458
      Non-patient care services                                   9,379                     18,416
                                                        ----------------            ---------------

Total revenues                                          $     1,093,785             $    1,075,874
                                                        ================            ===============

Income before unusual and non-recurring items, income taxes and minority interests:

      Inpatient and other clinical services             $       142,390             $       99,845
      Ambulatory - Surgery services                              54,055                     53,765
      Ambulatory - Other services                                18,835                     73,723
                                                        ----------------            ---------------
                                                                215,280                    227,333
      Non-patient care services                                (123,004)                   (74,421)
                                                        ----------------            ---------------
Income before unusual and non-recurring
  items, income taxes and minority interests                     92,276                    152,912
Unusual and non-recurring items                                  25,078                         --
                                                        ----------------            ---------------
Income before income taxes and
  minority interests                                    $       117,354             $      152,912
                                                        ================            ===============

                                                                     Nine Months Ended
                                                                       September 30,
                                                        ---------------- ----------- ---------------
                                                             2002                         2001
                                                        ----------------             ---------------
                                                                         (In thousands)
Revenues:

      Inpatient and other clinical services             $     1,677,965              $    1,562,353
      Ambulatory - Surgery services                             773,840                     728,811
      Ambulatory - Other services                               913,055                     920,318
                                                        ----------------             ---------------
                                                              3,364,860                   3,211,482
      Non-patient care services                                  22,383                      53,842
                                                        ----------------             ---------------

Total revenues                                          $     3,387,243              $    3,265,324
                                                        ================             ===============

Income before unusual and non-recurring items, income taxes, minority interests and cumulative effect of accounting change:

      Inpatient and other clinical services             $       436,656              $      271,089
      Ambulatory - Surgery services                             197,368                     184,691
      Ambulatory - Other services                               206,633                     213,109
                                                        ----------------             ---------------
                                                                840,657                     668,889
      Non-patient care services                                (328,686)                   (229,657)
                                                        ----------------             ---------------
Income before unusual and non-recurring
  items, income taxes, minority interests and
  cumulative effect of accounting change                        511,971                     439,232
Unusual and non-recurring items                                 (57,146)                   (139,883)
Cumulative effect of accounting change                         (115,042)                         --
                                                        ----------------             ---------------
Income before income taxes and
  minority interests                                    $       339,783              $      299,349
                                                        ================             ===============


                Unusual and non-recurring items are excluded from the segment presentation because they are not representative of operating data used by the Chief Operation Decision Maker to measure segment operational performance. During the three months and nine months ended September 30, 2002, these items comprised, as applicable, (a) a gain on the early extinguishment of debt in the third quarter and (b) a loss on the early extinguishment of debt and a loss on the the disposition of five nursing home facilites managed for the Company by a third party in the second quarter. During the nine months ended September 30, 2001, these items comprised (a) a loss on the sale of the Company's occupational medicine operations, (b) an increase in bad debt reserves in connection with the sale of the Company's Richmond, Virginia medical center, (c) amounts paid in settlement of a lawsuit with the United States Department of Justice, and (d) a loss on the early termination of a secondary credit facility.


NOTE 6 --       During the first nine months of 2002, the Company granted
                nonqualified stock options to certain Directors, employees and others to purchase 4,343,000 shares of Common Stock at exercise prices ranging from $3.70 to $14.90 per share.

NOTE  7  --     In June 2001, the Financial Accounting Standards Board issued
                FASB Statement No. 141, "Business Combinations" ("SFAS No.
                141"), and FASB Statement No. 142, "Goodwill and Other
                Intangibles" ("SFAS No. 142"). SFAS No. 141 eliminates the use of the pooling method for business combinations and requires that all acquisitions be accounted for under the purchase method. This statement is effective for acquisitions completed after June 30, 2001. SFAS No. 142 requires the periodic testing of goodwill for impairment rather than a monthly amortization of the balance. This testing takes place in two steps: (1) the determination of the fair value of a reporting unit, and (2) the determination of the implied fair value of the goodwill. The
                Company adopted this statement on January 1, 2002. If the policy had been in effect in the third quarter of 2001, reported net income for that period would have increased by $12,234,000, or $.03 per share (assuming dilution). In July 2002, the Company completed the evaluation of goodwill at December 31, 2001 for impairment under SFAS No. 142 and recognized a goodwill impairment of $83,165,000, net of tax of $31,877,000. The
                Company utilized independent appraisers in conducting this evaluation. The effects of this impairment are reflected as the cumulative effect of a change in accounting principle in the results of operations for the nine months ended September 30, 2002.

The following table represents net income and earnings per share results during 1999, 2000 and 2001 as if FAS 142 had been in effect:

                                                             TWELVE MONTHS ENDED
                                                                  DECEMBER 31,
                                                     -----------   -----------   -----------
                                                         2001          2000          1999
                                                     -----------   -----------   -----------
Reported net income                                  $  202,387    $   278,465   $    76,517
Add back: Goodwill amortization (net of tax)             46,670         45,304        45,491
                                                     -----------   -----------   -----------
Adjusted net income                                  $  249,057    $   323,769   $   122,008
                                                     ===========   ===========   ===========

BASIC EARNINGS PER SHARE:
      Reported net income                            $     0.52    $      0.72   $      0.19
      Add back: Goodwill amortization (net
      of tax)                                              0.12           0.12          0.11
                                                     -----------   -----------   -----------
      Adjusted net income                            $     0.64    $      0.84   $      0.30
                                                     ===========   ===========   ===========

DILUTED EARNINGS PER SHARE:
      Reported net income                           $      0.51    $      0.71   $      0.18
      Add back: Goodwill amortization (net
      of tax)                                              0.11           0.12          0.11
                                                    -----------    -----------   -----------
      Adjusted net income                           $      0.62    $      0.83   $      0.29
                                                    ===========    ===========   ===========

The following table represents intangibles to be amortized:

                                        Weighted
                             9/30/02     Average
                             Residual  Amortization  Gross   Accumulated   YTD 2002
                              Amount      Period     Amount  Amortization  Expense
                             --------  ------------  ------  ------------  ---------
                                              (In Thousands)
Non-competes                 $ 26,679          5   $ 98,569   $ 71,890   $ 10,836
Bond Issue costs               56,623          5     73,412     16,789      8,265
Other                          16,080          3     19,255      3,175      2,688
                             --------              --------   --------   --------
Total                        $ 99,382              $191,236   $ 91,854   $ 21,789
                             ========              ========   ========   ========


                                        Estimated Amortization Expense
                                                 For the Year
                               2003       2004       2005       2006       2007
                             --------   --------   --------   --------   --------
                                                (In Thousands)

Non-competes                 $ 10,055   $  6,384   $  4,259   $  1,332   $    563
Bond Issue costs                9,248      8,843      8,631      8,272      6,575
Other                           5,120      3,067      2,283      2,173      1,593
                             --------   --------   --------   --------   --------

Total                        $ 24,423   $ 18,294   $ 15,173   $ 11,777   $  8,731
                             ========   ========   ========   ========   ========


The following table represents intangibles not to be amortized:

                                         12/31/01                                                        9/30/02
                                         Carrying                                      Disposed of       Carrying
                                          Amount         Acquired        Impaired      through sale       Amount
                                      -------------    ------------   -------------    -----------    -------------
                                                              (In Thousands)
Inpatient and Other Clinical Services      $961,163         $37,038       ($20,459)      ($16,476)         $961,266
Ambulatory - Surgery Services               953,438             448             --           (708)          953,178
Ambulatory - Other Services                 702,536          13,209        (94,583)            (4)          621,158
Non-patient Care Services                    13,393           3,237             --             --            16,630
                                      -------------    ------------   -------------    -----------    -------------
Total                                    $2,630,530         $53,932      ($115,042)      ($17,188)       $2,552,232
                                      =============    ============   =============    ===========    =============

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


GENERAL

         We provide outpatient and rehabilitative healthcare services through our inpatient and outpatient rehabilitation facilities, surgery centers, diagnostic centers and medical centers. We have expanded our operations through the acquisition or opening of new facilities and satellite locations and by enhancing our existing operations. As of September 30, 2002, we had approximately 1,795 locations in 50 states, Puerto Rico, the United Kingdom, Australia and Canada, including 1,331 outpatient rehabilitation locations, 118 inpatient rehabilitation facilities, four medical centers, 206 surgery centers and 136 diagnostic centers.

         FASB Statement ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires an enterprise to report operating segments based upon the way its operations are managed. This approach defines operating segments along the lines used by management to assess performance and make operating and resource allocation decisions. Based on our management and reporting structure, segment information has been presented for (1) inpatient and other clinical services, (2) ambulatory - surgery services, (3) ambulatory - other services and (4) non-patient care services. The inpatient and other clinical services segment includes the operations of our inpatient rehabilitation facilities and medical centers, as well as the operations of certain physician practices and other clinical services which are managerially aligned with our inpatient services. The ambulatory - surgery services segment includes the operations of our ambulatory surgery facilities. The ambulatory - other services segment includes the operations of our outpatient rehabilitation facilities and outpatient diagnostic centers. The non-patient care services segment includes the operations of our corporate office, general and administrative costs, non-clinical subsidiaries and other operations that are independent of our inpatient and ambulatory services segments. See Note 5 of "Notes to Consolidated Financial Statements" for financial data for each of our operating segments.

         There are increasing pressures from many payor sources to control healthcare costs and to reduce or limit increases in reimbursement rates for medical services. There can be no assurance that payments under governmental and third-party payor programs will remain at levels comparable to present levels. In addition, there have been, and we expect that there will continue to be, a number of proposals to limit Medicare reimbursement for certain services. As described below, a change in Medicare reimbursement policy relating to the reimbursement for outpatient physical therapy and occupational therapy services had a significant impact on our results of operations in the three months ended September 30, 2002, and will continue to have a significant impact in the foreseeable future. We cannot predict whether others of these proposals will be adopted or, if adopted and implemented, what effect such proposals would have on us. Changes in reimbursement policies or rates by private or governmental payors could have an adverse effect on our future results of operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

         In July 2001, the Financial Accounting Standards Board issued FASB Statement ("SFAS") No. 142, "Goodwill and Other Intangibles". SFAS No. 142 requires the periodic testing of goodwill for impairment rather than a monthly amortization of the balance. This testing takes place in two steps: (1) the determination of the fair value of a reporting unit, and (2) the determination of the implied fair value of the goodwill. We adopted SFAS No. 142 on January 1, 2002. We determined that if the policy had been in effect in the third quarter of 2001, reported net income for that period would have increased by $12,234,000, or $.03 per share (assuming dilution). In July 2002, we completed the evaluation of goodwill at December 31, 2001 for impairment under SFAS No. 142 and we recognized a goodwill impairment of $83,165,000, net of tax of $31,877,000. We utilized independent appraisers in conducting this evaluation. The effects of this impairment are reflected as the cumulative effect of a change in accounting principle in our results of operations for the nine months ended September 30, 2002. As a result of some of the developments in our business during the third quarter of 2002, which we discuss below, we will be evaluating additional assets for impairment in the fourth quarter of 2002.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2002

         Our results of operations in the three months ended September 30, 2002 were significantly affected by a new policy of the Centers for Medicare and Medicaid Services ("CMS"), the government agency that administers the Medicare program, concerning Medicare reimbursement for outpatient physical therapy and occupational therapy services, which went into effect July 1, 2002. Under the new CMS policy, commonly referred to as "Transmittal 1753", providers of outpatient therapy services are required to use the so-called "group therapy" procedure code for billing Medicare when a therapist provides services to more than one patient during a single time period, rather than using individual procedure codes to reflect the specific services provided to the patients. The group therapy code provides for significantly lower reimbursement to therapy providers than do individual procedure codes. During the quarter, we announced that we expected the impact of this change to reduce our pretax earnings by approximately $175,000,000 per year, taking into account our estimates of diminished Medicare revenue and diminished revenue from other payors who follow Medicare payment policies. We also announced a proposed plan to effect a tax-free separation of our surgery center division into a separate public company, a plan which we determined to suspend after the end of the quarter. In addition, during the quarter we were served with several lawsuits alleging violations of the federal securities laws and state corporate laws, and we were notified of a Securities and Exchange Commission investigation relating to our August 27 announcement about the potential impact of Transmittal 1753 on our business. See Item 1, "Legal Proceedings", in Part II of this Quarterly Report on Form 10-Q.

         As a result, in part, of the demands on management resources brought about by these events, the confusion among our therapists on scheduling and staffing requirements under the new Medicare policy, and the efforts of competing providers to use the substantial adverse publicity surrounding these events to divert business from our facilities, we saw a decline in volumes in our outpatient rehabilitation line of business during the quarter. When compared to the second quarter of 2002, we saw a decrease in reimbursement of approximately $23,000,000 in our outpatient rehabilitation business, primarily attributable to the impact of Transmittal 1753, and an additional $34,000,000 decrease in revenues in our outpatient rehabilitation business attributable to a decline in patient volumes. We also saw an increase of about $39,000,000 in operating unit expenses as compared to the second quarter, primarily attributable to field training for therapists in the new Medicare policy, increased recruiting and labor costs, higher insurance premiums and new market initiatives aimed at restoring patient volumes. These factors are reflected in the detailed discussion of our operating results for the quarter that follows.

         Our operations generated revenues of $1,093,785,000 for the quarter ended September 30, 2002, an increase of $17,911,000, or 1.7%, as compared to the same period in 2001. The increase in revenues is primarily attributable to increases in pricing and volume in our inpatient rehabilitation and surgery divisions. Same store revenues for the quarter ended September 30, 2002 were $1,075,131,000, an increase of $28,949,000, or 2.8%, as compared to the same period in 2001, excluding facilities in operation in 2001 but no longer in operation in 2002. New store revenues were $18,654,000. Revenues generated from patients under the Medicare and Medicaid programs respectively accounted for 37.4% and 2.2% of revenue for the third quarter of 2002, compared to 30.6% and 2.6% for the same period in 2001. The increase in Medicare revenues as a percentage of total revenues is primarily attributable to the transition to PPS of our inpatient rehabilitation facilities and the growth in inpatient rehabilitation revenues during the period. Revenues from any other single third-party payor were not significant in relation to our revenues. During the third quarter of 2002, same store outpatient visits, inpatient discharges, surgical cases and diagnostic cases increased (decreased) by (3.8)%, 10.0%, 5.8% and 5.3%, respectively. Revenue per outpatient visit, inpatient discharge, surgical case and diagnostic case for same store operations increased (decreased) by (12.8)%, 4.4%, 1.6% and (2.7)%, respectively.

         Operating unit expenses (expenses excluding corporate general and administrative expenses, provision for doubtful accounts, depreciation and amortization, interest expense and impairment charges) were $786,947,000, or 71.9% of revenues, for the quarter ended September 30, 2002, compared to 66.4% of revenues for the third quarter of 2001. Same store operating expenses were $775,581,000, or 72.1% of comparable revenue. New store operating expenses were $11,366,000, or 60.9% of comparable revenue. The increase in operating expenses as a percentage of revenues is attributable to the factors described in the second paragraph above, combined with a decrease in revenues in our outpatient rehabilitation business. Corporate general and administrative expenses increased from $38,958,000 during the 2001 quarter to $55,125,000 during the 2002 quarter. The increase in corporate general and administrative expenses is primarily attributable to increased legal, accounting and professional fees relating to the litigation described in the first paragraph above and the proposed tax-free separation of our surgery center division, as well as corporate-level marketing initiatives aimed at restoring patient volumes. The provision for doubtful accounts was $23,898,000, or 2.2% of revenues, for the third quarter of 2002, compared to $23,980,000, or 2.2% of revenues, for the same period in 2001. Management believes that the allowance for doubtful accounts generated by this provision is adequate to cover any uncollectible receivables.

         In the third quarter of 2002 we recorded a pretax gain on the early extinguishment of debt in the amount of $25,078,000, resulting from the repurchase of over $444,000,000 of our public debt during the quarter.

         Depreciation and amortization expense was $79,505,000 for the quarter ended September 30, 2002, compared to $95,790,000 for the same period in 2001. The decrease was primarily attributable to decreased amortization expense due to our adoption of SFAS No. 142. Interest expense was $57,972,000 for the quarter ended September 30, 2002, compared to $50,914,000 for the quarter ended September 30, 2001. The increase is primarily attributable to an increase in our fixed rate debt in 2002 as compared to our floating rate debt in the 2001 quarter. The interest rate on our floating rate debt was lower than that on our fixed rate debt. For the third quarter of 2002, interest income was $1,938,000, compared to $1,430,000 for the third quarter of 2001.

         Income before income taxes and minority interests for the third quarter of 2002 was $117,354,000, compared to income of $152,912,000 for the same period in 2001. Minority interests decreased income before income taxes by $29,821,000 for the quarter ended September 30, 2002, compared to decreasing income before income taxes by $22,127,000 for the third quarter of 2001. The provision for income taxes for the third quarter of 2002 was $33,919,000, compared to a provision of $51,659,000 for the same period in 2001. The effective tax rate was 38.75% for the quarter ended September 30, 2002 compared to 39.5% for the quarter ended September 30, 2001. Net income for the third quarter of 2002 was $53,614,000, compared to net income of $79,126,000 for the third quarter of 2001.

SEGMENT-BY-SEGMENT

         On a segment-by-segment basis, our results of operations for the quarter may be summarized as follows:

         Inpatient and Other Clinical Services. Revenues in this segment increased over 8% in comparison with the corresponding quarter in 2001. This increase resulted primarily from increased Medicare patient volumes in our inpatient rehabilitation facilities and pricing increases due to the implementation of inpatient rehabilitation PPS, in contrast to the cost-based Medicare reimbursement previously received in our inpatient rehabilitation facilities. Our profitability in this segment has also increased over the corresponding period last year, as a result of increased Medicare revenues and cost-containment initiatives.

         Ambulatory - Surgery Services. Revenues in this segment increased 8% in comparison with the corresponding quarter in 2001. This increase resulted primarily from our ninth consecutive quarter of same store volume growth and pricing increases in comparison to the 2001 quarter. This volume growth was, in turn, attributable in large part to our success in adding new surgeon partners in our surgery centers as a result of our syndication initiatives. Our profitability in this segment has also increased over the corresponding period last year, as a result of increased revenues and stable levels of variable costs.

         Ambulatory - Other Services. This segment encompasses the operations of our outpatient rehabilitation and diagnostic imaging facilities. For the reasons discussed at the beginning of this section, revenues and volumes in our outpatient rehabilitation facilities both declined in comparison to the corresponding quarter in 2001. Revenues, volumes and pricing in our diagnostic imaging facilities were all essentially unchanged from the 2001 quarter, making those operations essentially neutral to the performance of this segment in the 2002 quarter. The profitability of this segment declined from 2001 as a result of the diminished performance of our outpatient rehabilitation facilities, for the reasons discussed above. Future profitability trends for this segment will depend in significant part on our ability to successfully respond to the reimbursement changes in our outpatient rehabilitation facilities and restore patient volumes in those facilities.


RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2002

         Our operations generated revenues of $3,387,243,000 for the nine months ended September 30, 2002, an increase of $121,919,000, or 3.7%, as compared to the nine months ended September 30, 2001. Same store revenues were $3,322,196,000, an increase of $202,576,000, or 6.5%, as compared to the same period in 2001, excluding facilities in operation in 2001 but no longer in operation in 2002. New store revenues were $65,047,000. Revenues generated from patients under the Medicare and Medicaid programs respectively accounted for 35.3% and 2.5% of revenue for the first nine months of 2002, compared to 30.5% and 2.6% for the same period in 2001. Revenues from any other single third-party payor were not significant in relation to our revenues. During the first nine months of 2002, same store outpatient visits, inpatient discharges, surgical cases and diagnostic cases increased by 3.6%, 6.5%, 5.7% and 5.0%, respectively. Revenue per outpatient visit, inpatient discharge, surgical case and diagnostic case for same store operations increased (decreased) by (1.0)%, 5.6%, 1.9% and (1.6)%, respectively.

         Operating unit expenses (expenses excluding corporate general and administrative expenses, provision for doubtful accounts, depreciation and amortization, interest expense and impairment charges) were $2,270,760,000, or 67.0% of revenues, for the nine months ended September 30, 2002, compared to 66.6% of revenues for the first nine months of 2001. Same store operating expenses were $2,225,381,000, or 67.0% of comparable revenue. New store operating expenses were $45,379,000, or 69.8% of comparable revenue. Net income for the nine months ended September 30, 2002, was $135,704,000, compared to $134,489,000 for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2002, we had working capital of $1,176,846,000, including cash and marketable securities of $390,441,000. Working capital at December 31, 2001, was $1,377,459,000, including cash and marketable securities of $278,456,000. For the first nine months of 2002, cash provided by operating activities was $595,782,000, compared to $408,684,000 for the same period in 2001. The increase is primarily attributable to a significant reduction of accounts payable in the first quarter of 2001 and reductions in prepaids and other current assets in 2002. Additions to property, plant and equipment and acquisitions accounted for $560,425,000 and $16,907,000, respectively, during the first nine months of 2002. Those same investing activities accounted for $287,535,000 and $5,031,000, respectively, in the same period in 2001. Because of the favorable results we have seen in the early transition to inpatient rehabilitation PPS, we have incurred additional capital expenditures in the first nine months of 2002 in connection with expansion activities at some of our facilities and accelerated development activities. Additionally, we incurred capital expenditures totaling $207,109,000 in the second quarter of 2002 in connection with the purchase of various facilities and properties previously held under tax retention operating leases, as described below. Financing activities provided $178,229,000 and used $87,053,000 during the first nine months of 2002 and 2001, respectively. Net borrowings on long-term debt for the first nine months of 2002 were $209,942,000, versus net principal payments of $103,657,000 for the first nine months of 2001.

      The table below summarizes our repurchases of outstanding long-term debt obligations in the third quarter of 2002.

                                               Outstanding          Principal           Outstanding
                                              June 30, 2002        Repurchased       September 30, 2002
                                             ----------------    ----------------    -------------------
                                                                 (In thousands)
3.25% Convertible Subordinated
      Debentures due 2003                           $567,750            $213,600               $354,150
6.875% Senior Notes due 2005                         250,000               5,000                245,000
7-3/8% Senior Notes due 2006                         200,000              19,700                180,300
7.0% Senior Notes due 2008                           250,000                  --                250,000
10-3/4% Senior Subordinated Notes
      due 2008                                       350,000              30,740                319,260
8-1/2% Senior Notes due 2008                         375,000              32,000                343,000
8-3/8% Senior Notes due 2011                         400,000              52,300                347,700
7-5/8% Senior Notes due 2012                       1,000,000              91,300                908,700 (1)
                                             ----------------    ----------------    -------------------
                                                  $3,392,750            $444,640             $2,948,110
                                             ================    ================    ===================

(1) Amount differs from the amount shown in Note 2 by $22,950,000. In August 2002, we terminated two interest rate swap agreements and recognized proceeds of $22,950,000, which will be amortized over the remaining term of the notes and which is included in the $931,650,000 balance shown in Note 2.


We also used cash to repurchase approximately $5,974,000 in common stock during the third quarter of 2002.

         Net accounts receivable were $1,028,562,000 at September 30, 2002, compared to $940,414,000 at December 31, 2001. The number of days of average quarterly revenues in ending receivables at September 30, 2002, was 86.5, compared to 77.6 days of average quarterly revenues in ending receivables at December 31, 2001. This increase was primarily attributable to a decline in revenues in the third quarter of 2002 and a diversion of management attention resulting from the events discussed under "Results of Operations--Three Months Ended September 30, 2002", above. The concentration of net accounts receivable from patients, third-party payors, insurance companies and others at September 30, 2002, is consistent with the related concentration of revenues for the period then ended.

         On June 14, 2002, we entered into a five-year, $1,250,000,000 revolving credit facility (the "2002 Credit Agreement"), which replaced our previous primary credit facility. Interest on the 2002 Credit Agreement is paid based on LIBOR plus a predetermined margin or a base rate. We are required to pay a fee based on the unused portion of the revolving credit facility ranging from .275% to .500% depending on our debt ratings. The principal amount is payable in full on June 14, 2007. We have provided a negative pledge on all assets under the 2002 Credit Agreement. At September 30, 2002, we had drawn $150,000,000 under the 2002 Credit Agreement.

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

         The table below sets forth certain information concerning amounts due with respect to our long-term debt and various other commitments as of September 30, 2002:

                                                   Due           Due           Due            Due 2007
                               Total              2002        2003-2004     2005-2006        and beyond
                          -------------------------------------------------------------------------------
                                                            (In thousands)
Long-Term Debt                $ 3,173,525        $ 4,604        $ 370,274     $ 439,743      $ 2,358,904
Capital Lease Obligations          21,422          1,545            8,598         5,027            6,252
Noncompete Obligations             16,864          3,065           10,627         3,172               --
Operating Leases                1,161,973         59,026          341,463       219,033          542,451
                                ---------         ------          -------       -------          -------
Total Obligations             $ 4,373,784        $68,240        $ 730,962     $ 666,975      $ 2,907,607

         Since the end of the quarter, we have used approximately $9,912,000 in available cash to repurchase approximately $10,000,000 in principal amount of our outstanding debt securities.

         We have been advised by the trustee under the indenture governing our 7-5/8% Senior Notes due 2012 that some bondholders have suggested that the provisions of such indenture relating to transactions with affiliates required us to provide certain documentation in connection with our acquisition of stock from our Chairman of the Board in satisfaction of an outstanding loan. While we do not necessarily believe that such provisions were intended to apply to the transaction, we have advised the trustee of our intention to provide such documentation to it.

         While the rates of interest payable under our principal credit facility vary depending in part on our debt ratings, we have no credit or lease agreements which provide for the acceleration of maturities or the termination of such agreements based upon any change in our debt ratings.

         As part of our corporate strategy, we are continually evaluating opportunities for strategic acquisitions and divestitures. We intend to pursue the acquisition or development of additional healthcare operations and other businesses providing complementary services. While it is not possible to estimate precisely the amounts which will actually be expended in the foregoing areas, we anticipate that over the next twelve months, we will spend approximately $100,000,000 to $125,000,000 on maintenance and expansion of our existing facilities and approximately $300,000,000 to $325,000,000 on development activities. Of those amounts, we currently expect that approximately 65% will be required for our inpatient and other clinical services segment (including the construction of our replacement medical center facility in Birmingham, Alabama), approximately 25% for our ambulatory - surgery services segment and approximately 15% for our ambulatory - other services segment. We believe that existing cash, cash flow from operations, and borrowings under existing credit facilities will be sufficient to satisfy our estimated cash requirements for the next twelve months and for the reasonably foreseeable future.

         Inflation in recent years has not had a significant effect on our business, and is not expected to adversely affect us in the future unless it increases significantly.

FORWARD-LOOKING STATEMENTS

         Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this Quarterly Report on Form 10-Q concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, HEALTHSOUTH, through its senior management, from time to time makes forward-looking public statements concerning our expected future operations and performance and other developments. Such forward-looking statements are necessarily estimates based upon current information, involve a number of risks and uncertainties and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. There can be no assurance that our actual results will not differ materially from the results anticipated in such forward-looking statements. While is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to, changes in the regulation of the healthcare industry at either or both of the federal and state levels, changes or delays in reimbursement for our services by governmental or private payors, competitive pressures in the healthcare industry and our response thereto, our ability to obtain and retain favorable arrangements with third-party payors, unanticipated delays in the implementation of our strategic initiatives, general conditions in the economy and capital markets, and other factors which may be identified from time to time in our Securities and Exchange Commission filings and other public announcements.

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

         Our investment in marketable securities was $1,074,000 at September 30, 2002, which represents less than 1% of total assets at that date. These securities are generally short-term, highly liquid instruments and, accordingly, their fair value approximates cost. Earnings on investments in marketable securities are not significant to our results of operations, and therefore any changes in interest rates would have a minimal impact on future pre-tax earnings.

         Upon application of the proceeds from the sale of our 7-5/8% Notes, all of our long-term indebtedness was subject to fixed rates of interest. In May 2002, we entered into two interest rate swap arrangements in order to improve our mix of fixed and variable rate exposure. Each swap has a notional amount of $250,000,000 and matures 120 months from the date of the original transaction. The notional amounts are used to measure interest to be paid or received and do not represent an amount of exposure to credit loss. In these arrangements, we pay the counterparties a variable rate of interest tied to six-month LIBOR rates, and the counterparties pay us a fixed rate of interest on the notional amount. The variable rates paid by us under these swaps are reset every six months. Thus, these interest rate swaps have the effect of converting $500,000,000 of our fixed-rate debt into variable-rate debt through their maturity dates of June 2012. In August 2002, we terminated both of these interest rate swap arrangements. We realized $22,950,000 in proceeds from the termination, which will be amortized over the remaining term of the agreement.

           During the third quarter of 2002, we repurchased approximately $444,000,000 in principal of our fixed rate debt securities. We recognized a $25,078,000 gain on early extinguishment of debt, before taxes, on the debt repurchases. We repurchased these securities at a weighted average discount of approximately 7%.

         With respect to our interest-bearing liabilities, approximately $150,000,000 in long-term debt at September 30, 2002 is subject to variable rates of interest, while the remaining balance in long-term debt of $3,061,811,000 is subject to fixed rates of interest (see Note 2 of "Notes to Consolidated Financial Statements" for further description). This compares to $540,000,000 in long-term debt subject to variable rates of interest and $2,486,947,000 in long-term debt subject to fixed rates of interest at December 31, 2001. The fair value of our total long-term debt, based on discounted cash flow analyses, approximates its carrying value at September 30, 2002 and December 31, 2001 except for our 3.25% Convertible Subordinated Debentures due 2003, 6.875% Senior Notes due 2005, 7.0% Senior Notes due 2008, 10-3/4% Senior Notes due 2008, 8-1/2% Senior Notes due 2008, 8-3/8% Senior Notes due 2011, 7-3/8% Senior Notes due 2006 and 7-5/8% Senior Notes due 2012. The fair value of the 3.25% Convertible Debentures was approximately $326,039,000 and $541,974,000 at September 30, 2002 and December 31, 2001, respectively. The fair value of the 6.875% Senior Notes was approximately $181,913,000 and $250,191,000 at September 30, 2002 and December 31, 2001, respectively. The fair value of the 7% Senior Notes was approximately $168,125,000 and $243,713,000 at September 30, 2002 and December 31, 2001, respectively. The fair value of the 10-3/4% Senior Notes was approximately $222,684,000 and $386,365,000 at September 30, 2002 and December 31, 2001, respectively. The fair value of the 8-1/2% Senior Notes was approximately $258,965,000 and $392,231,000 at September 30, 2002 and December 31, 2001, respectively. The fair value of the 8-3/8% Senior

Notes was approximately $255,560,000 and $414,940,000 at September 30, 2002 and December 31, 2001, respectively. The fair value of the 7-3/8% Senior Notes was approximately $136,127,000 and $201,350,000 at September 30, 2002 and December 31, 2001, respectively. The fair value of the 7-5/8% Senior Notes was approximately $645,177,000 at September 30, 2002. Based on a hypothetical 1% increase in interest rates, the potential losses in future annual pre-tax earnings would be approximately $1,500,000. The impact of such a change on the carrying value of long-term debt would not be significant. These amounts are determined considering the impact of the hypothetical interest rates on our borrowing cost and long-term debt balances. These analyses do not consider the effects, if any, of the potential changes in the overall level of economic activity that could exist in such an environment. Further, in the event of a change of significant magnitude, management would expect to take actions intended to further mitigate its exposure to such change.

         Foreign operations, and the related market risks associated with foreign currency, are currently insignificant to our results of operations and financial position.

ITEM 4.      CONTROLS AND PROCEDURES

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of our most recent evaluation.

PART II -- OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS.

         1998 Securities Litigation

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

         Qui Tam/False Claims Act Litigation

         As previously disclosed, beginning in late December 2001, the United States Department of Justice filed notices of partial intervention in so-called "qui tam" complaints filed against us by private parties under the federal False Claims Act in United States District Courts in Alabama, Florida, New York and Texas. In each case, the Department did not file a complaint in intervention at the time it filed its notice of intervention, and sought and received additional time to file such a complaint. After various motions and procedural actions in the underlying cases, on May 23, 2002, the Department served us with a complaint in intervention in the Texas case, which is styled United States ex rel. James
J. Devage v. HEALTHSOUTH Corporation, Civil Action No. SA-98-CA-0372-FB, United States District Court for the Western District of Texas. The complaint alleges that we submitted false claims for reimbursement under Medicare and other federal healthcare programs and federal employee benefit plans in connection with certain physical therapy services provided at our outpatient rehabilitation centers. The complaint does not specify the damages claimed by the Department. The relator has indicated that he is not pursuing any claims other than those in which the Department has intervened. The Alabama, Florida and New York cases have, to the extent not dismissed, been transferred to the Texas court. After resolving various procedural issues among the Department and the various qui tam relators, the court entered a scheduling order requiring us to file responsive pleadings by November 30, 2002. As we have previously noted, we believe that our practices during the period purportedly covered by the complaint were consistent with accepted clinical standards and practices in physical therapy and with existing Medicare regulations. Accordingly, we expect to vigorously defend against the claims asserted in the Department's complaint. However, because of the preliminary status of this litigation, it is not possible to predict at this time the outcome or effect of this litigation or the length of time it will take to resolve this litigation.

         2002 Securities and Derivative Litigation

         We and some of our officers and directors were served with various lawsuits filed beginning August 28, 2002 purporting to be class actions under the federal securities laws. These lawsuits were filed following a decline in our stock price after a public announcement we made on August 27, 2002, concerning our current assessment of the impact on our business of changes in Medicare reimbursement policy for outpatient physical therapy and occupational therapy. To date, approximately 18 such suits have filed in the United States District Court for the Northern District of Alabama. Those suits have been consolidated for administrative purposes under the case style In re HEALTHSOUTH Corporation 2002 Securities Litigation, Consolidated File No. CV-02-BE-2105-S. In general, the complaints allege that, during the period January 14, 2002 through August 27, 2002, the defendants misrepresented or failed to disclose certain material facts concerning our business and financial condition and the impact of the changes in Medicare reimbursement for outpatient therapy services on our operations in order to artificially inflate the price of our common stock, and that some of the individual defendants sold shares of such stock during the purported class period, all allegedly in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder.

         We filed answers, motions to dismiss and motions for judgment on the pleadings in the individual cases. On November 6, 2002, the court stayed consideration of such motions and any other dispositive matters until a determination of lead counsel in the consolidated cases. The court set a status conference for January 3, 2003, and indicated that it would hear from interested parties on the selection of lead counsel at that time. We believe that all claims asserted in the above suits are without merit, and expect to vigorously defend against such claims. Because such suits remain at an early stage, we cannot currently predict the outcome of any such suits or the magnitude of any potential loss if our defense is unsuccessful.

         Additionally, beginning August 28, 2002, we and some of our officers and directors (along with third parties in one case) were served with lawsuits purporting to be derivative actions on behalf of HEALTHSOUTH. Four of such lawsuits were filed in the Circuit Court of Jefferson County Alabama (Tucker v. Scrushy, et al., CV-02-5212; Klein v. Chamberlin, et al., CV-02-5662; Lebovitz
v. Scrushy, et al., CV-02-6006; and Crooks v. Scrushy, et al., CV-02-6268), two of such lawsuits were filed in the Delaware Chancery Court (Biondi v. Scrushy, et al., C.A. No. 19896NC, and Bachand v. Scrushy, et al., C.A. No. 19968NC), and one of such lawsuits was filed in the United States District Court for the Northern District of Alabama (Vredenburg v. Scrushy, et al., CV-02-C-2565-S). We have not yet been served with this last suit. While the specific allegations vary, in general these cases involve the same allegations as are raised in the federal cases described above and allege that certain of our directors and officers breached their fiduciary duties to HEALTHSOUTH and engaged in other allegedly tortuous conduct. Because these cases all purport to assert claims derivatively on behalf of HEALTHSOUTH, we have established a Special Litigation Committee of our Board of Directors to investigate the allegations made in them and determine what, if any, of the claims asserted should appropriately be pursued on behalf of HEALTHSOUTH. We are seeking to have the relevant courts stay further proceedings in these actions pending the determinations of the Special Litigation Committee. Subject to the determinations of the Special Litigation Committee, we believe that all claims asserted in the above suits are without merit, and expect to vigorously defend against such claims. Because such suits remain at an early stage, we cannot currently predict the outcome of any such suits or the magnitude of any potential loss if our defense is unsuccessful.



Item 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c)      Recent Sales of Unregistered Securities

              We had no unregistered sales of equity securities during the three months ended September 30, 2002.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

                  11.     Computation of Income Per Share (unaudited)

(b)      Reports on Form 8-K

                  During the three months ended September 30, 2002, we filed (i) a Current Report on Form 8-K dated August 14, 2002, furnishing under Item 9 the text of (A) the statements under oath filed by our principal executive officer and principal financial officer with the SEC pursuant to SEC Order 4-460 and (B) the certifications required by our Chief Executive Officer and Chief Financial Officer under 18 U.S.C. ss. 1350; and (ii) a Current Report on Form 8-K dated August 27, 2002, reporting under Item 5 the text of a press release announcing the provision approval by our Board of Directors for the separation of our surgery center operations into a new public company, certain related management changes and our current assessment of the potential adverse impact of changes in Medicare reimbursement for outpatient therapy services.

         No other items of Part II are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-Q.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HEALTHSOUTH CORPORATION
                                    --------------------------------------
                                              (Registrant)



Date:  November 14, 2002                    WILLIAM T. OWENS
                                    --------------------------------------
                                            William T. Owens
                                             President and
                                        Chief Executive Officer


Date:  November 14, 2002                    MALCOLM E. McVAY
                                    --------------------------------------
                                             Malcolm E. McVay
                                         Executive Vice President,
                                    Chief Financial Officer and Treasurer

                                 CERTIFICATIONS




I, William T. Owens, the principal executive officer of HEALTHSOUTH Corporation, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of HEALTHSOUTH
      Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002.

                                                    WILLIAM T. OWENS
                                              ----------------------------
                                                    William T. Owens
                                                     President and
                                                 Chief Executive Officer
                                                 HEALTHSOUTH Corporation

I, Malcolm E. McVay, the principal financial officer of HEALTHSOUTH Corporation, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of HEALTHSOUTH
      Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002.


                                                    MALCOLM E. McVAY
                                             ----------------------------
                                                    Malcolm E. McVay
                                             Executive Vice President and
                                                Chief Financial Officer
                                                HEALTHSOUTH Corporation

         The undersigned, in his capacity as Chief Executive Officer of HEALTHSOUTH Corporation (the "Company"), hereby certifies as follows with respect to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2002 (the "Report"):


1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. ss. 78m or 78o(d)); and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

      This certification is given by the undersigned pursuant to 18 U.S.C. ss. 1350.

      DATED:   November 14, 2002.


                                                      WILLIAM T. OWENS
                                                ----------------------------
                                                      William T. Owens
                                                        President and
                                                   Chief Executive Officer
                                                   HEALTHSOUTH Corporation


         The undersigned, in his capacity as Chief Financial Officer of HEALTHSOUTH Corporation (the "Company"), hereby certifies as follows with respect to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2002 (the "Report"):

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. ss. 78m or 78o(d)); and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

      This certification is given by the undersigned pursuant to 18 U.S.C. ss. 1350.

      DATED:   November 14, 2002.


                                                     MALCOLM E. McVAY
                                             ---------------------------------
                                                     Malcolm E. McVay
                                               Executive Vice President and
                                                     Chief Financial Officer
                                                   HEALTHSOUTH Corporation