Form 10-K
period 2003-12-31
HEALTHSOUTH CORP
filed 2005-06-27
CIK 785161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2003 and 2002,

including a restatement of previously issued consolidated financial statements for the fiscal years ended December 31, 2001 and 2000

Commission File Number 1-10315

HealthSouth Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0860407
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One HealthSouth Parkway Birmingham, Alabama	35243
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:    (205) 967-7116

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   ☒    No  ☐

As of May 31, 2005, there were outstanding 397,063,445 shares of common stock of the registrant, net of treasury shares. As of June 30, 2004, the aggregate market value of common stock held by nonaffiliates was approximately $2.3 billion. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates.

Documents Incorporated by Reference:    None

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our projected business results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	each of the factors discussed in Item 1, Business, “Risk Factors;”

•	the outcome of continuing investigations by the Department of Justice and other governmental agencies regarding our financial reporting and related activity;

•	the outcome of pending litigation filed against us, including class action litigation alleging violations of federal securities laws by us;

•	significant changes in our management team;

•	unreliability of our previously issued financial statements;

•	responses to our restatement of previously issued financial statements;

•	our ability to successfully refinance our existing indebtedness as it becomes due;

•	our ability to continue to operate in the ordinary course and manage our relationships with our patients, lenders, bondholders, vendors, suppliers, and employees;

•	changes or delays in or suspension of reimbursement for our services by governmental or private payors;

•	changes in the regulations of the health care industry at either or both of the federal and state levels;

•	changes in reimbursement for health care services we provide;

•	competitive pressures in the health care industry and our response to those pressures;

•	our ability to obtain and retain favorable arrangements with third-party payors;

•	our ability to attract and retain nurses, therapists, and other health care professionals in a highly competitive environment with often severe staffing shortages; and

•	general conditions in the economy and capital markets.

The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

ii

SPECIAL NOTE ABOUT THIS REPORT

This annual report is our first regular periodic report covering periods after September 30, 2002. Readers should be aware that several aspects of this annual report differ from other annual reports. First, this report is for the annual reporting periods ended December 31, 2003 and 2002. Second, because of the gap in our public reporting and the significant changes we have made to our business in the interim, most of the information relating to our business, current directors, current officers, and related matters is primarily for the period between December 31, 2003 and the date of this filing. Third, this report contains a restatement of our previously issued consolidated financial statements for 2001 and 2000 in addition to initial consolidated financial statements for 2003 and 2002.

PART I

Item 1.	Business

General

HealthSouth is the largest provider of ambulatory surgery and rehabilitative health care services in the United States, with approximately 1,300 facilities and 40,000 full- and part-time employees. As used in this report, the terms “HealthSouth,” “we,” “us,” “our,” and the “company” refer to HealthSouth Corporation and its subsidiaries, unless otherwise stated or indicated by context. In addition, we use the term “HealthSouth Corporation” to refer to HealthSouth Corporation alone wherever a distinction between HealthSouth Corporation and its subsidiaries is required or aids in the understanding of this filing.

HealthSouth Corporation was organized as a Delaware corporation in February 1984. Our principal executive offices are located at One HealthSouth Parkway, Birmingham, Alabama 35243, and the telephone number of our principal executive offices is (205) 967-7116.

Significant Events Since Our Last Regular Periodic Report

It has been more than two years since our last annual or quarterly periodic filing. In the interim, our employees, investors, and partners have experienced profound turmoil and change. Despite these challenges, we have stabilized operations, cooperated with federal investigators, and in some cases reached settlements with government agencies. Moreover, we have identified and partially remedied deficient operational and accounting controls, made significant positive changes to our management team and board of directors, and worked to restore our credibility. In addition, we have transformed our corporate culture into one premised on integrity, transparency, honesty, accountability, and regulatory compliance. In short, we are working to put the past behind us.

Below is a summary of significant events that have occurred since the filing of our quarterly report for the period ended September 30, 2002. We encourage you to read this summary together with the discussions contained in this Item, “Risk Factors,” and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which highlight additional considerations about HealthSouth.

Governmental Investigations

As described more fully below, we recently settled a lawsuit brought by the United States Securities and Exchange Commission (the “SEC”) relating to our financial reporting practices prior to March 2003. Investigations by the criminal division of the United States Department of Justice (the “DOJ”) and the United States Attorney’s Office for the Northern District of Alabama are ongoing. We also were the subject of an investigation by the DOJ’s civil division regarding our participation in federal health care programs that was recently concluded, although the DOJ’s civil division continues to review certain self-disclosures made by us to the Office of Inspector General (the “OIG”) of the United States Department of Health and Human Services (“HHS”). As reflected in the following timeline, we became aware of these investigations beginning in late 2002 and early 2003.

•	September 17, 2002—The SEC’s Division of Enforcement notified us that it was conducting an investigation of trading in our securities that occurred prior to an August 27, 2002 press release concerning the impact of new Medicare billing guidance on our expected earnings.

•	February 5, 2003—The United States District Court for the Northern District of Alabama issued a subpoena requiring us to provide various documents in connection with a criminal investigation of us and certain of our directors, officers, and employees being conducted by the United States Attorney for the Northern District of Alabama.

•	March 18, 2003—Agents from the Federal Bureau of Investigation (the “FBI”) executed a search warrant at our headquarters and were provided access to a number of financial records and other materials. The agents simultaneously served a grand jury subpoena on us on behalf of the DOJ’s criminal division. Some of our employees also received subpoenas.

•	March 19, 2003—The SEC filed a lawsuit in the United States District Court for the Northern District of Alabama against us and our then-Chairman and Chief Executive Officer, Richard M. Scrushy. The lawsuit alleges we overstated earnings by at least $1.4 billion since 1999, and that this overstatement occurred because Mr. Scrushy insisted we meet or exceed earnings expectations established by Wall Street analysts.

•	April 10, 2003—The DOJ’s civil division notified us that it was expanding its civil fraud investigation of HealthSouth into allegations we submitted various fraudulent Medicare cost reports.

Public disclosure of these investigations and the SEC’s lawsuit precipitated a number of events that had an immediate and substantial negative impact on our business, financial condition, results of operations, and cash flows. These events, which began within weeks of the SEC’s lawsuit, are summarized below:

•	The SEC ordered a two-day halt in trading of our securities.

•	The New York Stock Exchange (“NYSE”) delisted our common stock.

•	Our lenders froze the line of credit under our $1.25 billion credit agreement, substantially impairing our liquidity, and subsequently claimed we were in default under that agreement.

•	Our lenders instituted a payment blockage that, among other things, prohibited us from making an approximately $350 million payment due April 1, 2003 to certain bondholders.

•	Certain bondholders delivered notices of technical default.

•	A number of lawsuits were filed against us and some of our current and former employees, officers, and directors in the United States District Court for the Northern District of Alabama, generally purporting to be class actions under the federal securities laws on behalf of those who purchased our common stock and other securities during a period beginning February 25, 1998 and ending March 19, 2003.

•	Approximately 14 insurance companies, including the primary carriers for our director and officer liability policy, filed complaints against us in an attempt to rescind or deny coverage under various insurance policies.

As described more fully below, as of the filing date of this annual report:

•

We have settled with the DOJ’s civil division and other parties regarding their allegations that we submitted various fraudulent Medicare cost reports and committed certain other violations of federal health care program requirements. Although this settlement does not cover all similar claims that have been or could be brought against us, it settles the primary known claims that have been pending against us relating to our participation in federal health care programs. The DOJ’s civil division continues to review certain self-disclosures made by us to the OIG. For additional information about this settlement, see this Item, “Medicare Program Settlement.”

•	We have settled with the SEC regarding its allegations that we violated and/or aided and abetted violations of the antifraud, reporting, books-and-records, and internal controls provisions of the federal securities laws. For additional information about this settlement, see this Item, “SEC Settlement.”

•	We have successfully amended our publicly traded senior notes and senior subordinated notes and cured all defaults existing prior to those amendments.

•	We have amended and restated our $1.25 billion credit agreement, thereby curing any defaults of that credit agreement existing prior to such amendment and restatement. Our amended and restated credit agreement consists of a $315 million term loan, a $250 million revolving line of credit, and $150 million in letter of credit facilities. It is secured by substantially all of HealthSouth Corporation’s assets and the stock of HealthSouth Corporation’s first-tier subsidiaries.

•	Our stock continues to be traded on the over-the-counter “Pink Sheets” market under the symbol HLSH, although we plan to apply for listing of our stock on either the NYSE or the National Association of Securities Dealers, Inc. Automated Quotation National Market System (“NASDAQ”) once we achieve compliance with the SEC’s periodic disclosure requirements, which we anticipate will occur in 2006.

•	We continue to provide federal law enforcement officials and other federal investigators, including the DOJ’s civil and criminal division and the SEC, with our cooperation as they work to conclude their investigations.

Still, developments relating to governmental investigations and responses to those investigations by us and by others will continue to create various risks and uncertainties that could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Our Response to the Crisis

On March 19, 2003, the date the SEC announced its lawsuit against us, our board of directors placed our then-Chairman and Chief Executive Officer, Richard M. Scrushy, and our then-Chief Financial Officer, William T. Owens, on administrative leave. Their employment was subsequently terminated. Also on March 19, 2003, the board of directors elected Joel C. Gordon, a HealthSouth director since 1996, as interim Chairman of the Board, and Robert P. May, a HealthSouth director since 2002, as interim Chief Executive Officer.

On March 22, 2003, our board directed a special committee of the board of directors (the “Special Audit Review Committee”) to conduct an independent forensic investigation of accounting irregularities at HealthSouth and to consider any related matters that it concluded deserved review or comment. Our board of directors selected Jon F. Hanson, then one of only two board members who had not served as a director when the principal events under investigation occurred, to conduct the committee’s inquiry. Neither Mr. Hanson nor the committee’s legal counsel or accounting advisors had any relationships with HealthSouth, our board of directors, our employees, or others with whom we conducted business that would limit an objective inquiry regarding our financial reporting irregularities.

By early April 2003, we had taken several important steps to stabilize our business and operations, obtain vital management assistance and coordinate our legal strategy, including the following:

•	We retained Alvarez & Marsal, Inc. to help stabilize our business operations and address financial and liquidity concerns.

•	We retained Skadden, Arps, Slate, Meagher & Flom LLP to serve as lead coordinating counsel with respect to corporate legal and litigation matters.

•	We established a special committee of our board of directors, consisting of all of our then-current directors other than Messrs. Scrushy and Owens, to manage the business and affairs of HealthSouth, as explained further below.

•	We dismissed Ernst & Young LLP as our independent auditor.

•	Our Special Audit Review Committee, through its legal counsel, engaged a forensic auditing team from PricewaterhouseCoopers LLP to assist in its investigation.

We subsequently engaged:

•	Credit Suisse First Boston to evaluate financial restructuring alternatives,

•	Joele Frank, Wilkinson Brimmer Katcher to manage our public communications,

•	Grant Thornton LLP, Callaway Partners, LLC, KPMG LLP, and American Appraisal Associates to assist in the reconstruction of our financial accounts,

•	Deloitte Consulting LLP to assist us in connection with our project management efforts with respect to our financial account reconstruction, Deloitte & Touche LLP to assist us in connection with our efforts to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and Deloitte & Touche LLP and Deloitte Consulting LLP to assist us with our efforts to improve our internal controls, and

•	PricewaterhouseCoopers LLP to replace Ernst & Young LLP as our independent auditor.

Board, Management, and Internal Controls and Reporting Improvements

With our crisis response team in place, we immediately began the difficult tasks of identifying weaknesses in our governance, accounting, reporting, compliance, and management functions, and developing a plan for restructuring HealthSouth to remedy those weaknesses for the long term. Some of these efforts are summarized below.

Our New Board of Directors

On April 4, 2003, we created a special committee of our board of directors (the “Special Committee”). Our board of directors delegated to the Special Committee, to the fullest extent permitted by Delaware law, all authority that may be delegated to the Special Committee, and authorized the Special Committee, to the fullest extent permitted by Delaware law, to exercise all of the powers and authority of the board of directors in the management of the business and affairs of HealthSouth when the board of directors is not in session. The Special Committee currently consists of all members of the board of directors except Mr. Scrushy, who has refused our requests to resign as a director. Mr. Owens resigned from our board of directors on October 19, 2003 and was never a member of the Special Committee.

The transition of our board of directors continued with our announcement on December 2, 2003 that we had adopted a transition plan pursuant to which five long-standing members of our board of directors would voluntarily leave the board. In accordance with this plan, the following directors voluntarily resigned from the board: George H. Strong (effective December 15, 2003), Charles W. Newhall III (effective December 15, 2003), Larry D. Striplin, Jr. (effective April 2, 2004), C. Sage Givens (effective April 15, 2004), and John S. Chamberlin (effective August 19, 2004).

Of our current board of directors, seven members were added since March 2003: Steven R. Berrard (effective January 31, 2004), Edward A. Blechschmidt (effective January 31, 2004), Jay Grinney (effective May 10, 2004), Leo I. Higdon, Jr. (effective August 17, 2004), John E. Maupin, Jr. (effective August 17, 2004), Charles M. Elson (effective September 9, 2004), and Yvonne Curl (effective November 18, 2004). In addition, eight members of our current board of directors qualify as “independent directors” under our Corporate Governance Guidelines. Lee S. Hillman, who joined our board of directors effective September 9, 2003, voluntarily resigned from the board effective February 18, 2005. In addition, Joel C. Gordon retired from our board of directors effective May 10, 2005 pursuant to our mandatory director retirement policy. See Item 10, Directors and Executive Officers of the Registrant, for more information about our directors, including the name of each independent director.

The Special Committee has overseen the formulation and implementation of our turnaround strategy. Following the events of March 2003, the Special Committee installed a crisis response and interim management team and worked closely with that team to reduce costs, stabilize operations, and negotiate with our bondholders and other creditors. The Special Committee was also instrumental in identifying and hiring key executives, including our chief executive officer, and directing our negotiations with the various parties with which we have successfully reached settlement, including the DOJ and the SEC, which settlements are described later in this Item. The Special Committee, whose membership has changed over time along with changes to our board of directors, continues to oversee our management team and we anticipate that the business and affairs of the company will continue to be managed under the direction of the Special Committee until we are able to hold an annual meeting of our stockholders, at which point we anticipate the Special Committee will be abolished and these duties returned to our board of directors.

Our New Management Team

Since March 2003, we have recruited a new management team of highly qualified professionals, including the following new members of our executive management team:

•	Jay Grinney—President and Chief Executive Officer

•	Michael D. Snow—Executive Vice President and Chief Operating Officer

•	John L. Workman—Executive Vice President and Chief Financial Officer

•	John Markus—Executive Vice President and Chief Compliance Officer

•	Gregory L. Doody—Executive Vice President, General Counsel and Secretary

•	James C. Foxworthy—Executive Vice President and Chief Administrative Officer

•	Joseph T. Clark—President, Surgery Centers Division

•	Karen Davis—President, Diagnostic Division

•	Diane L. Munson—President, Outpatient Division

•	Mark J. Tarr—President, Inpatient Division

Except for Ms. Davis and Mr. Tarr, none of the members of our executive management team has been employed by HealthSouth in the past. In addition to our executive management team, we have substantially replaced and expanded the management of our accounting and finance, internal audit, and compliance functions, and we have replaced or added key management personnel in each of our divisions.

Corporate Governance Improvements

Since March 2003, we have revised our Corporate Governance Guidelines and charters for all five of the standing committees of our board of directors (the Audit Committee, Compensation Committee, Corporate Compliance Committee, Finance Committee, and Nominating/Corporate Governance Committee). Our revised guidelines and charters meet or exceed the requirements of the Sarbanes-Oxley Act of 2002. Our revised guidelines and charters require three-quarters of the members of our board of directors to meet the criteria for independence set forth in our new Corporate Governance Guidelines. Our new Corporate Governance Guidelines

also create a new position of non-executive chairman of the board, limit the number of terms any director may serve, and impose limitations on the number of outside directorships our directors may hold. Additionally, non-management directors meet regularly, with the chairman of the board presiding at those meetings, and all transactions with related parties must receive the prior approval of our board of directors. Our revised guidelines and charters are available at our website, www.healthsouth.com. We will provide to any person, without charge, upon request, a copy of our revised guidelines and charters. Requests for a copy may be made in writing to the following address: Corporate Compliance Office, HealthSouth Corporation, P.O. Box 380243, Birmingham, Alabama 35238.

Internal Control Improvements

As discussed in Item 9A, Controls and Procedures, our new management team and advisors have determined that our financial systems and internal controls historically have been ineffective. Given the state of our internal controls, we hired a large group of accounting professionals and consultants to assist us with a substantive reconstruction of our historical accounting records so that we could prepare restated financial statements for 2001 and 2000 and initial financial statements for 2003 and 2002. In addition, we have engaged in, and are continuing to engage in, substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to substantially all areas of our financial statements and disclosures. These efforts include the following:

•	We have transformed our corporate culture into one premised on integrity, transparency, honesty, accountability, and regulatory compliance.

•	Effective December 17, 2003, we commenced the reorganization of our internal audit department. We hired a new Senior Vice President—Internal Audit with more than 25 years of experience in reorganizing and leading audit departments. We have significantly expanded our internal audit department by adding 20 employees, with the majority of those employees being Certified Public Accountants, Certified Fraud Examiners, and/or Certified Internal Auditors. Our internal audit department now has access to all company records and systems, including the general ledger, and reports independently to the Audit Committee of our board of directors.

•	We have reorganized and are committing substantial resources to our finance and accounting departments. We have replaced substantially all of our senior finance and accounting employees and have implemented a new organizational structure for those departments. We have segregated duties to mitigate the risk of one employee being able to manipulate financial transactions or to falsify entries to or approvals of any accounting records.

•	We continue to work to improve our disclosure controls and procedures. As recommended by the SEC, we have completed and distributed a formal disclosure controls and procedures policy and formed a Disclosure Committee made up of members of our executive management team and other employees who play a substantial role in our public disclosure process.

•	We engaged Deloitte & Touche LLP and Deloitte Consulting LLP to assist us in connection with our efforts to improve our internal control processes and Deloitte & Touche LLP to assist us in our efforts to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

We are also upgrading our information systems. For example, we plan to complete an upgrade of our inpatient division’s patient accounting system and computing infrastructure by October 2006. We have already completed the upgrade of our surgery centers division’s patient accounting system. We are nearing completion of the modernization of the clinical computing infrastructure in our outpatient division. In addition, we have installed a new Radiology Information System and Picture Archiving and Communication System in seven of our diagnostic facilities in Alabama, and we are currently reviewing opportunities for these systems in our other diagnostic centers. We plan to use these new technologies to automate the interface of our patient accounting systems to our general ledger, to create tangible operating efficiencies, and to improve accounts receivable collection.

Corporate Compliance Improvements

Since March 2003, we have adopted a revised compliance program, including revised Standards of Business Conduct, to reinforce our dedication to compliance with all laws and regulations and good corporate governance. We have incorporated elements of the Standards of Business Conduct into a formal compliance training program which is required to be completed by all employees. We require each HealthSouth employee to sign a written acknowledgment that the employee has completed the program and agrees to be bound by the Standards of Business Conduct.

In addition to revising our compliance program, we have instituted several important compliance-related organizational changes. First, we engaged an independent third party to receive calls made to our compliance hotline. By outsourcing this function, the Corporate Compliance Committee seeks to create an environment that encourages the reporting of inappropriate or suspicious conduct without the fear of reprisal. Additionally, we hired John Markus as our Executive Vice President and Chief Compliance Officer. Mr. Markus is an attorney with more than 13 years of experience in corporate compliance. We are committing substantial financial resources to our corporate compliance department on a yearly basis, including the creation of a dedicated regulatory compliance audit staff. We have also established a compliance steering committee that includes all members of our executive management team and have appointed compliance officers for each of our operating divisions.

Results of Forensic Audit Review and Restatement and Reclassification of Previously Issued Consolidated Financial Statements

As mentioned above, the Special Audit Review Committee, through its legal counsel, retained PricewaterhouseCoopers LLP to assist in a forensic review of our historical accounting and financial reporting. Furthermore, we engaged Grant Thornton LLP, Callaway Partners, LLC, KPMG LLP, and American Appraisal Associates to assist in reconstructing our financial records.

In the course of reviewing our historical accounting and financial reporting and reconstructing our financial records:

•	We evaluated numerous accounting entries, including those identified by PricewaterhouseCoopers LLP’s forensic team as fraudulent.

•	We assessed the potential impact of historical accounting practices that were not in accordance with generally accepted accounting principles in the United States (“GAAP”).

•	We identified material weaknesses in our internal controls and began remediating those material weaknesses.

•	We identified shortfalls in information technology and financial systems and began implementing several enhancements to those systems.

•	We identified and implemented accounting policies, including policies relating to revenue recognition, consolidation, long-lived assets, and goodwill and intangible assets.

The Special Audit Review Committee completed its review in May 2004 and provided a copy of the report of its findings to us on May 28, 2004. We furnished the report to the SEC in a Form 8-K on June 1, 2004. In June 2005, we completed the reconstruction of our accounting records for periods from January 1, 2000 to December 31, 2003. PricewaterhouseCoopers LLP has completed its audits of our 2003 and 2002 consolidated financial statements, as well as the reaudits of our 2002 and 2001 consolidated financial statements, and its report accompanies this annual report.

In our restated consolidated financial statements for 2001 and 2000, we restate our earnings, write down property and equipment, goodwill, and other intangible assets, and make other adjustments from our previously issued consolidated financial statements. These adjustments include a cumulative net reduction to shareholders’ equity of $3.9 billion as of December 31, 2001, a reduction in previously reported net income of $393.6 million for 2001 and $642.7 million for 2000. Adjustments to our January 1, 2000 previously reported retained earnings balance approximated $3.0 billion. In addition, we reduced net goodwill and other intangible assets recognized in our previously issued consolidated financial statements from $2.7 billion to $1.4 billion as of December 31, 2001. We also adjusted the net carrying values of property and equipment recognized in our previously issued consolidated financial statements from $2.8 billion to $1.8 billion as of December 31, 2001. The following chart summarizes the net impact of the restatement adjustments on our previously reported revenues, net income, and net income per share:

	Year Ended December 31, 2001		Year Ended December 31, 2000
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenues(1)	$4,380,477	$3,553,057	$4,195,115	$3,498,836
Net income (loss)	$202,387	$(191,225)	$278,465	$(364,243)
Net income (loss) per share
Basic	$0.52	$(0.49)	$0.72	$(0.94)
Diluted	$0.51	$(0.49)	$0.71	$(0.94)

(1)	Includes reclassification of discontinued operations.

For more information regarding the restatement of our 2001 and 2000 consolidated financial statements, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 2, Restatement and Reclassification of Previously Issued Consolidated Financial Statements, to our accompanying consolidated financial statements.

Financial Restructuring

The response of our lenders and other creditors to the governmental investigations regarding our financial reporting and related activities forced us to take immediate steps to increase our liquidity, including implementing severe cost reductions and entering into protracted negotiations with our lenders and other creditors to expand our credit options.

Cost Reductions

During 2003 and 2004, we aggressively pursued cost reduction activities in non-patient care areas, including the elimination of non-clinical corporate positions, the completion of several non-core asset sales that resulted in total sale proceeds of $271 million, the completion of lease buyouts that resulted in annual savings in lease obligations, and the tightening of spending controls, including a reduction in non-critical capital expenditures. See this Item, “Our Business—Operational Agenda” for a description of our continuing efforts to reduce overhead.

Consent Solicitations for Publicly Traded Debt

On March 16, 2004, we announced that we were soliciting consents seeking approval of proposed amendments to, and waivers under, the indentures governing all of our public debt. We solicited these consents to resolve issues relating to our inability to provide current financial statements, to increase our ability to incur indebtedness under certain circumstances, and to obtain waivers of all alleged and potential defaults under the respective indentures governing our public debt.

On June 24, 2004, we announced that we had closed our consent solicitations and executed seven supplemental indentures, bringing us into compliance on all of our $2.6 billion in public debt. Accordingly, we have classified this debt as long-term at December 31, 2003. We paid $80 million in consent fees for all of our debt issues covered by the consent solicitations.

For more information regarding our consent solicitations, see Item 4, Submission of Matters to a Vote of Security Holders, and Note 10, Long-term Debt, to our accompanying consolidated financial statements.

Amended and Restated Credit Agreement

On March 23, 2003, our line of credit was frozen under the $1.25 billion credit agreement with JPMorgan Chase Bank, which serves as administrative agent, Wachovia Bank, N.A., UBS Warburg LLC, Deutsche Bank AG, and Bank of America, N.A. On March 27, 2003, we received notice that we were in default under this agreement. We commenced negotiations with our lenders to resolve the default. On March 21, 2005, we amended and restated our credit agreement, thereby curing any defaults of the credit agreement that existed prior to such amendment and restatement. Our amended and restated credit agreement consists of a $315 million term loan, a $250 million revolving line of credit, and $150 million in letter of credit facilities. It is secured by substantially all of HealthSouth Corporation’s assets and the stock of HealthSouth Corporation’s first-tier subsidiaries. For additional information about our amended and restated credit agreement, see Note 10, Long-term Debt, to our accompanying consolidated financial statements.

Senior Subordinated Credit Agreement

As a result of the default under our $1.25 billion credit agreement, our lenders instituted a payment blockage that prohibited us from making an approximately $350 million payment of principal and interest due to holders of our 3.25% Convertible Subordinated Debentures due April 1, 2003. On January 16, 2004, we repaid these bonds ($344 million in the aggregate) from the net proceeds of a $355 million loan arranged by Credit Suisse First Boston. This loan has an interest rate of 10.375% per annum, payable quarterly, with a 7-year maturity, callable after the third year with a premium. We also issued a warrant to the lender to purchase 10 million shares of our common stock. The warrant has a term of 10 years from the date of issuance and an exercise price of $6.50 per share. For additional information about our senior subordinated credit agreement, see Note 10, Long-term Debt, to our accompanying consolidated financial statements.

Term Loan Agreement

On June 15, 2005, we entered into a $200 million term loan agreement with a consortium of financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent (“JPMorgan”), and Citicorp North America, Inc., as Syndication Agent. Pursuant to the term loan agreement, we obtained a new senior unsecured term facility consisting of term loans in an aggregate principal amount of $200 million. The term loans initially bear interest at a rate of LIBOR (adjusted for statutory reserve requirements) plus 5% per year (the “Initial Rate”). Thereafter, they will bear interest, at our option, at a rate of (1) the Initial Rate or (2) 4% per year plus the higher of (x) JPMorgan’s prime rate and (y) the Federal Funds Rate plus 0.5%. The term loans mature in full on June 15, 2010.

The proceeds of the term loans, together with cash on hand, were used to repay our $245 million 6.875% Senior Notes due June 15, 2005 and to pay fees and expenses related to the term loans. For additional information about our term loan agreement, see Note 10, Long-term Debt, to our accompanying consolidated financial statements.

Status of Long-Term Indebtedness and Liquidity

Our long-term debt as of December 31, 2003 is summarized in the following table.

Source	Outstanding Debt (Face)(1)	Interest Rate(2)	2004 Annual Interest Expense (Actual)(3)
	($ in thousands)		($ in thousands)
Advances under $1.25 billion revolving credit agreement	$315,000	Variable	$16,828

Bonds Payable—
3.25% Convertible Subordinated Debentures due 2003(4)	344,150	3.250%	36,466
6.875% Senior Notes due 2005(5)	245,000	6.875%	16,844
7.375% Senior Notes due 2006	180,300	7.375%	13,297
7.000% Senior Notes due 2008(6)	250,000	7.000%	17,500
8.500% Senior Notes due 2008	343,000	8.500%	29,155
10.750% Senior Subordinated Notes due 2008	319,260	10.750%	34,320
6.500% Convertible Subordinated Debentures due 2011	6,311	6.500%	410
8.375% Senior Notes due 2011(7)	347,700	8.375%	29,120
7.625% Senior Notes due 2012(7)	908,700	7.625%	69,288
8.750% Convertible Senior Subordinated Notes due 2015	14,447	8.750%	1,075

	2,958,868		247,475

Hospital Revenue Bond Payable	2,400	Variable	28
Notes Payable	19,818	Varies	1,695
Noncompete Agreements Payable	4,663	Varies	126
Capital Lease Obligations	229,909	Varies	15,473

Total	$3,530,658		$281,625

(1)	Note 10, Long-term Debt, to our accompanying consolidated financial statements, presents outstanding long-term debt at its net book value, which, because of discounts or premiums, differs from the face amounts shown in this table. This table excludes $59 million in letter of credit obligations.
(2)	Interest rate represents the stated interest rate, not the effective interest rate. The range of interest rates for the following categories varies as follows: Notes Payable (2.3% to 10.5%), Noncompete Agreements Payable (2.3% to 7.1%), and Capital Lease Obligations (6.0% to 12.0%).
(3)	This table does not include amortization of debt discount.
(4)	The 3.25% Convertible Subordinated Debentures due 2003 were repaid on January 16, 2004 with the proceeds of a seven year $355 million senior subordinated credit agreement, bearing interest at a rate of 10.375% per annum. The table above combines 2004 actual annual interest expense from the 3.25% Convertible Subordinated Debentures due 2003 ($466,000) with 2004 actual annual interest expense from the senior subordinated credit agreement ($36 million).
(5)	These notes were repaid on June 15, 2005 with cash and the proceeds from a $200 million term loan agreement that matures in 2010.
(6)	Holders have the option to require us to repurchase these notes on January 15, 2007.
(7)	Holders have the option to require us to repurchase these notes on January 2, 2009.

Our long-term debt as of December 31, 2004 is summarized in the following chart.

Source	Outstanding Debt (Face)(1)	Interest Rate(2)	2005 Annual Interest Expense (Estimated)(3)
	($ in thousands)		($ in thousands)
Advances under $1.25 billion revolving credit agreement(4)	$315,000	Variable	$18,305

Bonds Payable—
6.875% Senior Notes due 2005(5)	245,000	6.875%	16,642
7.375% Senior Notes due 2006	180,300	7.375%	13,297
7.000% Senior Notes due 2008(6)	250,000	7.000%	17,500
8.500% Senior Notes due 2008	343,000	8.500%	29,155
10.750% Senior Subordinated Notes due 2008	319,260	10.750%	34,320
6.500% Convertible Subordinated Debentures due 2011	6,311	6.500%	410
8.375% Senior Notes due 2011(7)	347,700	8.375%	29,120
10.375% Senior Subordinated Credit Agreement due 2011	355,000	10.375%	36,831
7.625% Senior Notes due 2012(7)	908,700	7.625%	69,288
8.750% Convertible Senior Subordinated Notes due 2015(8)	11,573	8.750%	918

	2,966,844		247,481

Hospital Revenue Bond Payable	1,400	Variable	8
Notes Payable	14,919	Varies	1,268
Noncompete Agreements Payable	2,021	Varies	81
Capital Lease Obligations	195,682	Varies	13,101

Total	$3,495,866		$280,244

(1)	Note 10, Long-term Debt, to our accompanying consolidated financial statements, presents outstanding long-term debt at its net book value, which, because of discounts or premiums, differs from the face amounts shown in this table. This table excludes $106 million in letter of credit obligations.
(2)	Interest rate represents the stated interest rate, not the effective interest rate. The range of interest rates for the following categories varies as follows: Notes Payable (2.3% to 10.5%), Noncompete Agreements Payable (2.3% to 7.1%), and Capital Lease Obligations (6.0% to 12.0%). For advances under our $1.25 billion credit agreement, the 2005 annual interest expense was estimated using the 6.25% rate that was in effect on December 31, 2004.
(3)	This table does not include amortization of debt discount.
(4)	In March 2005 we amended and restated this agreement. Our amended and restated credit agreement consists of a $315 million term loan, a $250 million revolving line of credit, and $150 million in letter of credit facilities. We estimated 2005 annual interest expense using the 5.59% rate that was in effect on June 15, 2005, although that rate may change.
(5)	These notes were repaid on June 15, 2005 with cash and the proceeds from a $200 million term loan agreement that matures in 2010. We estimated 2005 annual interest expense using the 8.22% rate that was in effect on June 15, 2005, although that rate may change.
(6)	Holders have the option to require us to repurchase these notes on January 15, 2007.
(7)	Holders have the option to require us to repurchase these notes on January 2, 2009.
(8)	We made a sinking fund payment on these notes in April 2005. The current principal balance of these notes is $10.1 million.

As of May 31, 2005, the maturity schedule for (1) the indebtedness set forth in the table above under the caption “Bonds Payable” and (2) the indebtedness related to our amended and restated credit agreement (assuming the maturity for the amended and restated credit agreement is extended to 2010), is as follows:

If all noteholders were to exercise their options to require us to repurchase their notes in 2007 and 2009, the maturity schedule would be as follows:

As of December 31, 2004, we had approximately $346 million in available cash and cash equivalents. We also had approximately $244 million in “restricted cash,” which is cash we cannot use because of various obligations we have under lending agreements, partnership agreements, and other arrangements primarily related to our captive insurance company. As of December 31, 2003, we had $472.8 million in available cash and cash equivalents and $174.9 million in restricted cash. For more information about our liquidity, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” Note 1, Summary of Significant Accounting Policies, Note 3, Liquidity, and Note 10, Long-term Debt, to our accompanying consolidated financial statements.

Medicare Program Settlement

The Civil DOJ Settlement

On January 23, 2002, the United States intervened in four lawsuits filed against us under the federal civil False Claims Act. These so-called “qui tam” (i.e., whistleblower) lawsuits were transferred to the Western District of Texas and were consolidated under the caption United States ex rel. Devage v. HealthSouth Corp., et al., No. 98-CA-0372 (DWS) (W.D. Tex. San Antonio).

On April 10, 2003, the United States informed us that it was expanding its investigation to review whether fraudulent accounting practices affected our previously submitted Medicare cost reports.

On December 30, 2004, we entered into a global settlement agreement (the “Settlement Agreement”) with the United States. This settlement was comprised of (1) the claims consolidated in the Devage case, which related to claims for reimbursement for outpatient physical therapy services rendered to Medicare, the TRICARE Management Activity (“TRICARE”), or United States Department of Labor (“DOL”) beneficiaries, (2) the submission of claims to Medicare for costs relating to our allegedly improper accounting practices, (3) the submission of other unallowable costs included in our Medicare Home Office Cost

Statements and in our individual provider cost reports, and (4) certain other conduct (collectively, the “Covered Conduct”). The parties to this global settlement include us and the United States acting through the DOJ’s civil division, the OIG, the DOL through the Employment Standards Administration’s Office of Workers’ Compensation Programs, Division of Federal Employees’ Compensation (“OWCP-DFEC”), TRICARE, and certain other individuals and entities which had filed civil suits against us and/or our affiliates (those other individuals and entities, the “Relators”).

Pursuant to the Settlement Agreement, we agreed to make cash payments to the United States in the aggregate amount of $325 million, plus accrued interest from November 4, 2004 at an annual rate of 4.125%. The United States agreed, in turn, to pay the Relators the portion of the Settlement Amount due to the Relators pursuant to the terms of the Settlement Agreement. We made an initial payment of $75 million (plus interest) to the United States on January 3, 2005, with the remaining balance of $250 million (plus interest) to be paid in quarterly installments over three years. We made our first quarterly payment of approximately $22.3 million (including interest) on March 31, 2005.

The Settlement Agreement provides for our release by the United States from any civil or administrative monetary claim the United States had or may have had relating to Covered Conduct that occurred on or before December 31, 2002 (with the exception of Covered Conduct for certain outlier payments, for which the release date is extended to September 30, 2003). The Settlement Agreement also provides for our release by the Relators from all claims based upon any transaction or incident occurring prior to December 30, 2004, including all claims that have been or could have been asserted in each Relator’s civil action, and from any civil monetary claim the United States had or may have had for the Covered Conduct that is pled in each Relator’s civil action.

The Settlement Agreement also provides for the release of HealthSouth by the OIG and OWCP-DFEC, and the agreement by the OIG and OWCP-DFEC to refrain from instituting, directing, or maintaining any administrative action seeking exclusion from Medicare, Medicaid, the FECA Program, the TRICARE Program and other federal health care programs, as applicable, for the Covered Conduct. The DOJ’s civil division continues to review certain self-disclosures made by us to the OIG.

The Administrative Settlement Agreement

In connection with the Settlement Agreement, we entered into a separate settlement agreement (the “Administrative Settlement Agreement”) with the Centers for Medicare & Medicaid Services (“CMS”) acting on behalf of HHS, to resolve issues associated with various Medicare cost reporting practices.

Subject to certain exceptions and the terms and conditions of the Administrative Settlement Agreement, the Administrative Settlement Agreement provides for the release of HealthSouth by CMS from any obligations related to any cost statements or cost reports that had or could have been submitted to CMS or its fiscal intermediaries by HealthSouth for cost reporting periods ended on or before December 31, 2003. The Administrative Settlement Agreement provides that all covered cost reports be closed and considered final and settled.

Financial Consequences of the Civil DOJ Settlement and the Administrative Settlement Agreement

As described in Note 21, Medicare Program Settlement, to our accompanying consolidated financial statements, the total known cost of settlement is $347.7 million, which is comprised of the $325 million cash settlement to be paid to the United States, $19.7 million representing uncollectible amounts due arising from cost reports submitted for the fiscal years ended December 31, 2003 and prior, as well as unallowable costs in the covered cost reports, and $3 million in associated legal fees.

The December 2004 Corporate Integrity Agreement

On December 30, 2004, we entered into a new corporate integrity agreement (“CIA”) with the OIG. This new CIA has an effective date of January 1, 2005 and a term of five years from that effective date. It incorporates a number of compliance program changes already implemented by us and requires, among other things, that not later than 90 days after the effective date we:

•	form an executive compliance committee (made up of our Chief Compliance Officer and other executive management members), which shall participate in the formulation and implementation of HealthSouth’s compliance program;

•	require certain independent contractors to abide by our Standards of Business Conduct;

•	provide general compliance training to all HealthSouth personnel as well as specialized training to personnel responsible for billing, coding, and cost reporting relating to federal health care programs;

•	report and return any overpayments received from federal health care programs;

•	notify the OIG of any new investigations or legal proceedings initiated by a governmental entity involving an allegation of fraud or criminal conduct against HealthSouth;

•	notify the OIG of the purchase, sale, closure, establishment, or relocation of any facility furnishing items or services that are reimbursed under federal health care programs; and

•	submit regular reports to the OIG regarding our compliance with the CIA.

On April 28, 2005, we submitted an implementation report to the OIG stating that we had, within the 90-day time frame, materially complied with the initial requirements of this new CIA.

The CIA also requires that we engage an Independent Review Organization (“IRO”) to assist us in assessing and evaluating: (1) our billing, coding, and cost reporting practices with respect to our inpatient rehabilitation facilities (“IRFs”), (2) our billing and coding practices for outpatient items and services furnished by outpatient departments of our inpatient facilities and through other HealthSouth outpatient rehabilitation facilities; and (3) certain other obligations pursuant to the CIA and the Settlement Agreement. We have engaged PricewaterhouseCoopers LLP to serve as our IRO.

Failure to meet our obligations under our CIA could result in stipulated financial penalties. Failure to comply with material terms, however, could lead to exclusion from further participation in federal health care programs, including Medicare and Medicaid, which currently account for a substantial portion of our revenues.

SEC Settlement

On June 6, 2005, the SEC approved a settlement (the “SEC Settlement”) with us relating to the actions filed by the SEC on March 19, 2003 captioned SEC v. HealthSouth Corporation and Richard M. Scrushy, No. CV-03-J-0615-S (N.D. Ala.) (the “SEC Litigation”).

That lawsuit alleges that HealthSouth and our former Chairman and Chief Executive Officer, Richard M. Scrushy, violated and/or aided and abetted violations of the antifraud, reporting, books-and-records, and internal controls provisions of the federal securities laws. On April 3, 2003, the SEC filed an amended complaint adding additional charges against Mr. Scrushy. On May 7, 2003, the SEC Litigation was stayed pending the resolution of any criminal charges against Mr. Scrushy or notification that Mr. Scrushy would not be criminally charged.

Under the terms of the SEC Settlement, we have agreed, without admitting or denying the SEC’s allegations, to be enjoined from future violations of certain provisions of the securities laws. We have also agreed to:

•	pay a $100 million civil penalty and disgorgement of $100 to the SEC in the following installments: $12,500,100 by October 15, 2005, $12.5 million by April 15, 2006, $25 million by October 15, 2006; $25 million by April 15, 2007, and $25 million by October 15, 2007;

•	retain a qualified governance consultant to perform a review of the adequacy and effectiveness of our corporate governance systems, policies, plans, and practices;

•	either (1) retain a qualified accounting consultant to perform a review of the effectiveness of our material internal accounting control structure and policies, as well as the effectiveness and propriety of our processes, practices, and policies for ensuring our financial data is accurately reported in our filed consolidated financial statements, or (2) within 60 days of filing with the SEC audited consolidated financial statements for the fiscal year ended December 31, 2005, provide to the SEC all communications between our independent auditor and our management and/or Audit Committee from the date of the judgment until such report concerning our internal accounting controls is finalized;

•	provide reasonable training and education to certain of our officers and employees to minimize the possibility of future violations of the federal securities laws;

•	continue to cooperate with the SEC and the DOJ in their respective ongoing investigations; and

•	create, staff, and maintain the position of Inspector General within HealthSouth, which position shall have the responsibility of reporting any indications of violations of law or of HealthSouth’s procedures, insofar as they are relevant to the duties of the Audit Committee, to the Audit Committee.

The SEC Settlement also provides that we must treat the amounts ordered to be paid as civil penalties as penalties paid to the government for all purposes, including all tax purposes, and that we will not be able to be reimbursed or indemnified for such payments through insurance or any other source, or use such payments to set off or reduce any award of compensatory damages to plaintiffs in related securities litigation pending against us.

In connection with the SEC Settlement, we consented to the entry of a final judgment in the SEC Litigation (which judgment was entered by the United States District Court for the Northern District of Alabama, Southern Division) to implement the terms of the SEC Settlement. However, Mr. Scrushy remains a defendant in the SEC Litigation.

For additional information about the SEC Settlement, see Note 22, SEC Settlement, to our accompanying consolidated financial statements.

Our Business

We have spent two years responding to the various legal, financial, and operational challenges summarized above. We are now in the first year of a multi-year turnaround plan. We are primarily focused on continuing to evaluate our business, the broader health care market, and the specific geographic markets we serve, with the goal of repositioning HealthSouth as a leading provider of post-acute care and select ambulatory services. To this end, we are planning to expand the post-acute care services provided at or complementary to our inpatient facilities, such as long-term acute care, skilled nursing, and home health services. In addition, we plan to reposition the focus of our outpatient facilities (surgery, outpatient rehabilitation, and diagnostic) into key markets, and look for expansion and growth opportunities in those markets. We also have received inquiries from parties interested in acquiring our diagnostic division. As we continue to develop our strategic plan, we will evaluate the role of each division, including the diagnostic division, in that plan. Even if consistent with our strategic plan, an important consideration in our decision to divest any material asset from our portfolio would be whether the transaction would help to deleverage the company.

Industry Trends

As a provider of rehabilitative health care, ambulatory surgery, and diagnostic services, our revenues and growth are affected by trends in health care spending. According to estimates published by CMS’s Office of the Actuary, the health care sector is growing faster than the overall economy. In 2004, the total U.S. gross domestic product is estimated to be $11.7 trillion. Total national health care spending comprised $1.8 trillion, or 15.4% of that figure. While the United States Department of Commerce reports that the overall economy is estimated to have grown at an average rate of 5.2% per year since 1990, health care spending has increased by an average of 7% per year over that same time period. CMS estimates that by 2014 total national health care expenditures will have increased to $3.6 trillion, which will represent 18.7% of the projected U.S. gross domestic product.

Demographic factors contribute to long-term growth projections in health care spending. According to the U.S. Census Bureau’s 2004 interim projections, there were approximately 35 million Americans aged 65 or older. The number of Americans aged 65 or older is expected to increase to approximately 40 million by 2010 and approximately 54 million by 2020. By 2030, the number of Americans aged 65 or older is expected to reach approximately 70 million, or 20% of the U.S. population.

We believe that the aging of the U.S. population and the continuing growth in health care spending will increase demand for the types of services we provide. First, many of the health conditions associated with aging—such as strokes and heart attacks, neurological disorders, and diseases and injuries to the muscles, bones, and joints—will increase the demand for ambulatory surgery and rehabilitative services. Second, pressure from payors to provide efficient, high-quality health care services is forcing many procedures traditionally performed in acute care facilities out of the acute care environment.

Operating Divisions

We believe that demographics, regulation, payor pressures to reduce cost, technological advancements, and increased quality requirements will continue to fuel demand for the services we provide. We believe we can take advantage of these health care trends in the markets we currently occupy as well as leverage our size and expertise to expand our services and increase our influence in key markets.

We currently provide various patient care services through four primary operating divisions and certain other services through a fifth operating division, which together correspond to our five reporting segments. Although we have no current plans to change our operating divisions, we are continually evaluating and looking to optimize our operational structure and the mix of services we provide, which may lead to future changes in our operating divisions. Our consolidated net operating revenues were $3.96 billion for the fiscal year ended December 31, 2003 and $3.96 billion for the fiscal year ended December 31, 2002. We had a diversified payor mix across all our reporting segments, with Medicare representing the highest percentage of revenues.

For additional information regarding our business segments and related information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Segment Results of Operations,” and Note 24, Segment Reporting, to our accompanying consolidated financial statements.

Inpatient

We are the nation’s largest provider of inpatient rehabilitation services. Our inpatient division operates IRFs and long-term acute care hospitals (“LTCHs”) and provides treatment on both an inpatient and outpatient basis. Our inpatient facilities are located in 28 states, with a concentration of facilities in Texas, Pennsylvania, Florida, Tennessee, and Alabama. We also have facilities in Puerto Rico and Australia.

As of December 31, 2004, our inpatient division operated 94 freestanding IRFs (65 of which are wholly owned and 29 of which are jointly owned), 1 wholly owned acute care hospital where we ceased providing acute care services in favor of inpatient rehabilitation services, and 3 satellite facilities with inpatient beds. As of December 31, 2004, we operated 9 LTCHs (8 of which are wholly owned and 1 of which is jointly owned), 7 of which are freestanding and 2 of which are hospital-within-hospital facilities. We also operated 2 satellite facilities with LTCH beds. One of our LTCHs was not certified as an LTCH by CMS until April 2005, although it received patients in 2004 and was reimbursed by Medicare as an acute care hospital. Our inpatient division also provides outpatient services through 152 facilities (128 of which are wholly owned and 24 of which are jointly owned) located within our IRFs or in satellite facilities near our IRFs. In addition to HealthSouth facilities, our inpatient division operates 13 inpatient facilities, 11 outpatient facilities, and 2 gamma knives through management contracts.

Our IRFs provide services to patients who require intensive inpatient rehabilitative care. Inpatient rehabilitation patients typically experience significant physical disabilities due to various conditions, such as head injury, spinal cord injury, stroke, certain orthopedic problems, and neuromuscular disease. Our IRFs provide the medical, nursing, therapy, and ancillary services required to comply with local, state, and federal regulations, as well as accreditation standards of the Joint Commission on Accreditation of Healthcare Organizations (the “JCAHO”) and, for some facilities, the Commission on Accreditation of Rehabilitation Facilities. The outpatient services offered by our inpatient division generally differ from those offered by our outpatient division (described below) based on patient diagnosis.

Although the market for inpatient rehabilitation services is highly competitive, it is also highly fragmented. This fragmentation creates potential consolidation opportunities for us. In addition, because of our size, we believe we differentiate ourselves from our competitors in the following ways:

•	Quality. Our IRFs provide a broad base of clinical experience from which we have developed clinical best practices and protocols. We believe these clinical best practices and protocols help ensure the delivery of consistently high quality rehabilitative services across all of our IRFs. To measure the quality of our services, we assess patients using the Functional Independence Measure™ (“FIM”). FIM is the most widely accepted functional assessment measure in use in the rehabilitation industry. It is used to assess the progress of inpatient rehabilitation from admission to discharge. Our inpatient admission FIM scores tend to be lower than the industry average, which means that our patients are in a worse condition at admission compared to patients at other IRFs. The change in our FIM scores between admission and discharge tends to be higher than the industry average. This means that our patients’ improvement from the time of admission to discharge is on average higher than those of other IRFs.

•	Cost Effectiveness. Our size also helps us provide inpatient rehabilitative services on a very cost-effective basis. Specifically, because of our large number of inpatient facilities, we can utilize standardized staffing models and take advantage of certain supply chain efficiencies. We continue to try to reduce our costs by leveraging our size.

•	Technology. As a market leader in inpatient rehabilitation, we have devoted substantial resources to creating and leveraging rehabilitative technology. For example, we have developed an innovative therapeutic device called the “AutoAmbulator,” which can help advance the rehabilitative process for patients who experience difficulty walking.

Our inpatient division’s payor mix is weighted toward government-funded sources, including Medicare. For the year ended December 31, 2003, Medicare represented 70.6% of the inpatient division’s net operating revenue, which totaled $2 billion. For the year ended December 31, 2002, Medicare represented 64% of the inpatient division’s net operating revenue, which totaled $1.9 billion.

On May 7, 2004, CMS issued a final rule, effective July 1, 2004, that stipulates revised classification criteria that a facility is required to meet to be considered an IRF by Medicare. This is known as the “75% Rule.” The 75% Rule is discussed in more detail in this Item, “Sources of Revenue.” The 75% Rule, as revised, generally provides that to be considered an IRF, and to receive reimbursement for services under the IRF prospective payment system methodology, 75% of a facility’s total patient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions. As a practical matter, this means that to maintain our current level of revenue from our IRFs we will need to reduce the number of non-qualifying patients treated at our IRFs and replace them with qualifying patients, establish other sources of revenues at our IRFs, or both. The revised 75% Rule will be phased in over a period that began on July 1, 2004 and will end (i.e., full compliance will be required) for cost reporting periods beginning on or after July 1, 2007.

In January 2005, CMS suspended enforcement of the revised 75% Rule in response to a provision of the Consolidated Appropriations Act of 2005, enacted as Public Law 108-447, that directed CMS not to change the status of certain IRFs for their failure to comply with the revised 75% Rule until the Secretary of HHS made a determination based on the recently issued report by the Government Accountability Office (the “GAO”). On June 21, 2005, CMS issued a notice announcing that it will proceed with implementing the revised 75% Rule as set forth in its previously issued final rule. The notice states that CMS has determined it has already been taking the steps that the GAO recommended to improve how facilities are classified as an IRF and that the revised classification criteria for IRFs contained in the revised 75% Rule are not inconsistent with the recommendations in the GAO report. Accordingly, the June 21 notice lifts the suspension of enforcement of the revised 75% Rule.

Anticipating that CMS would implement the revised 75% Rule as previously adopted, our inpatient division has been reducing certain types of non-qualifying admissions in order to achieve compliance with the rule. As discussed in greater detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we project this reduction in census, unless mitigated, will have a materially adverse impact on our inpatient division’s revenues. To reduce the potential negative impact on our inpatient division’s revenues, we are considering the following mitigation strategies:

•	Refocus Marketing. The revised 75% Rule reduces the number of patients seeking treatment for orthopedic and other diagnostic conditions that we can accept at our IRFs. Consequently, we will begin focusing our marketing efforts on neurologists, neurosurgeons, and internists who can refer patients that require treatment for one of the 13 designated medical conditions identified by the revised 75% Rule, such as spinal cord injury, brain injury, and various neurological disorders.

•	Broaden Services. To make up for a potentially reduced inpatient rehabilitation patient census, we plan to increase the number of other post-acute care services performed at or complementary to our IRFs, such as long-term acute care, skilled nursing, and home health services.

•	Reduce Costs. We plan to aggressively reduce our costs in proportion to any decline in patient census at our IRFs.

•	Enhance Coding Accuracy. During the phase-in period, patients with primary diagnoses that do not meet one of the 13 designated medical conditions under the revised 75% Rule can still qualify if they have certain related conditions. We are therefore working to enhance our coding accuracy to ensure that we are capturing all qualifying related conditions.

In addition to the specific mitigation strategies discussed above, we are participating with the rest of the industry to help educate various governmental agencies and policy makers about the efficacy of inpatient rehabilitative care in an attempt to broaden the 13 designated medical conditions under the revised 75% Rule. Because we receive a significant percentage of our revenues from our inpatient division, and because our inpatient division receives a significant percentage of its revenues from Medicare, our inability to achieve compliance with and mitigate the revised 75% Rule could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Surgery Centers

We operate the largest network of ambulatory surgery centers (“ASCs”) in the United States. As of December 31, 2004, our surgery centers division provided ambulatory surgery services through 177 freestanding ASCs and 3 surgical hospitals in 36 states, with a concentration of centers in California, Texas, Florida, North Carolina, and Pennsylvania.

Our ASCs provide the facilities and medical support staff necessary for physicians to perform non-emergency surgical procedures. Our typical ASC is a freestanding facility with two to six fully equipped operating and procedure rooms and ancillary areas for reception, preparation, recovery, and administration. Each of our ASCs is licensed by the state and certified as a provider under federal programs, including specifically Medicare and Medicaid. Our ASCs are available for use only by licensed physicians, oral surgeons, and podiatrists. To ensure consistent quality of care, each of our ASCs has a medical advisory committee of three to ten physicians that implements quality control procedures and reviews the professional credentials of physicians applying for medical staff privileges at the center. In addition, all but a few unique specialty centers are certified by the JCAHO.

Like most other ASCs, the majority of our centers are owned in partnership with surgeons and other physicians who perform procedures at the centers. As a result of increased competition in the ASC market and other factors, physicians are demanding increased equity participation in ASCs. Consequently, we expect an increasing level of physician equity participation in our ASCs, and thus our percentage ownership of centers within our ASC portfolio will decline over time. Currently, our ownership interest in centers within our ASC portfolio varies from 20% to 100%. Our average ownership is over 50%.

A critical component of this division’s performance depends upon our ability to periodically provide physicians who use our ASCs with the opportunity to purchase ownership interests in our ASCs. This so-called “resyndication” of ownership interests is important because it enables us to increase the ownership participation of physicians who use our ASCs as well as attract new physicians to our ASCs. Our ability to resyndicate ASC ownership interests has been limited to date because, until recently, we have not been able to produce reliable financial statements. We have completed resyndications for 19 ASCs since July 2004 when we began the resyndication process, and we anticipate we will complete another 15 to 20 resyndications in the remaining months of 2005. We have assembled a dedicated team of accountants, attorneys, and other specialists to expedite this effort.

Our surgery centers division has a diversified payor mix with managed care and other discount plans representing the highest percentage. For the year ended December 31, 2003, managed care and other discount plans represented 51.6% of the division’s net operating revenue, which totaled $920.1 million. For the year ended December 31, 2002, managed care and other discount plans represented 52.7% of the division’s net operating revenue, which totaled $926.4 million.

The ASC market continues to grow, due in part to improved anesthesia, new instrumentation, financial incentives for physicians, payor pressure to reduce costs, and other factors. Because the market is highly fragmented, however, it is highly competitive. We plan to combat this competition (1) by increasing our concentration in specific markets, (2) by leveraging the size of our network to realize improved operating efficiencies, increased marketing opportunities, and better payor contracting, and (3) using technology such as standardized e-coding to improve division performance.

Outpatient

We are the largest operator of outpatient rehabilitation facilities in the United States. As of December 31, 2004, our outpatient division provided outpatient therapy through 765 HealthSouth facilities (706 of which are wholly owned and 59 of which are jointly owned) and 39 facilities managed under contract by us. These facilities are located in 44 states, with a concentration of centers in Florida, Texas, New Jersey, New York, and Missouri.

Our outpatient rehabilitation facilities are staffed by physical therapists, occupational therapists, and other clinicians and support personnel, depending on the services provided at a particular location, and are open at hours designed to accommodate the needs of the patient population being served and the local demand for services. Our centers offer a range of rehabilitative health care services, including physical therapy and occupational therapy, with a particular focus on orthopedic, sports-related, work-related, hand and spine injuries, and various neurological/neuromuscular conditions.

Our outpatient division has a diversified payor mix with managed care and other discount plans representing the highest percentage. For the year ended December 31, 2003, managed care and other discount plans represented 45.3% of the division’s net operating revenue, which totaled $587.0 million. For the year ended December 31, 2002, managed care and other discount plans represented 43.5% of the division’s net operating revenue, which totaled $663.6 million.

Diagnostic

We are the second largest operator of freestanding diagnostic imaging centers in the United States. As of December 31, 2004, our diagnostic division operated 96 diagnostic centers (80 of which are wholly owned and 16 of which are jointly owned) in 26 states and the District of Columbia, with a concentration of centers in Texas, Washington, D.C., Alabama, Georgia, and Florida. Our diagnostic centers provide outpatient diagnostic imaging services, including MRI services, CT services, X-ray services, ultrasound services, mammography services, nuclear medicine services, and fluoroscopy. We do not provide all services at all sites, although approximately 75% of our diagnostic centers are multi-modality centers offering multiple types of service.

Our diagnostic centers provide outpatient diagnostic procedures performed by experienced radiological technologists. After the diagnostic procedure is completed, the images are reviewed by radiologists who have contracted with us. Those radiologists prepare an interpretation which is then delivered to the referring physician.

Our diagnostic division has a diversified payor mix with managed care and other discount plans representing the highest percentage. For the year ended December 31, 2003, managed care and other discount plans represented 63.4% of the division’s net operating revenue, which totaled $279.6 million. For the year ended December 31, 2002, managed care and other discount plans represented 56.9% of the division’s net operating revenue, which totaled $305.9 million.

Although the market for diagnostic services is highly competitive, we are expanding our focus on referring physicians outside of the orthopedic specialty to broaden our base of referrals. We also have received inquiries from parties interested in acquiring our diagnostic division. As we continue to develop our strategic plan, we will evaluate the role of each division, including the diagnostic division, in that plan. Even if consistent with our strategic plan, an important consideration in our decision to divest any material asset from our portfolio would be whether the transaction would help to deleverage the company.

Corporate and Other

This division is managed directly from our corporate office. It comprises all revenue producing activities that do not fall within one of the four operating divisions discussed above, including our medical centers, other patient care services, and certain non-patient care services.

•	Medical Centers. In 2001, we operated five acute care hospitals, four of which we owned and one of which we operated under a management contract. Between 2001 and December 31, 2004, we sold two hospitals, shut down the hospital we previously operated under a management contract (we took ownership of that hospital in 2002), and ceased providing acute care services at one hospital in favor of inpatient rehabilitation services. We are exploring a sale of our only remaining acute care hospital, which has 219 licensed beds and is located in Birmingham, Alabama, as well as our “Digital Hospital,” which is currently under construction in Birmingham, Alabama. As of December 31, 2004, we had invested $190 million in the Digital Hospital project and estimate it will require an additional $200 million to complete. We have not signed a definitive agreement with respect to either hospital and there can be no assurance any sale will take place. See Note 7, Property and Equipment, to our accompanying consolidated financial statements, for a discussion of the significant impairment charge we recognized in 2003 relating to the Digital Hospital, as well as the additional impairment charge we plan to recognize in 2004.

•	Other Patient Care Services. In some markets we provide other limited patient care services, including operation of a gamma knife radiosurgery center and physician management services. The gamma knife treats conditions such as benign and malignant brain tumors, without any incision or physical entry into the brain. We evaluate market opportunities on a case-by-case basis in determining whether to provide additional services of these types. We may provide these services as a complement to our facility-based businesses or as stand-alone businesses.

•	Non-Patient Care Services. We also provide certain services that do not involve the provision of patient care, including the operation of the conference center located at our corporate campus, operation of medical office buildings, various corporate marketing activities, our clinical research activities, and other services that are generally intended to complement our patient care activities.

•	Corporate Functions. All our corporate departments and related overhead are contained within this division. These departments, which include among others accounting, communications, compliance, human resources, information technology, internal audit, legal, payor strategies, reimbursement, tax, and treasury, provide support functions to our operating divisions.

For the year ended December 31, 2003, the division’s net operating revenue totaled $228.3 million. For the year ended December 31, 2002, the division’s net operating revenue totaled $215.9 million.

Operational Agenda

We have established a multi-year operational agenda that is divided into the following focus areas:

Revenue. Our current strategy is to grow our revenues by expanding the post-acute care services provided at or complementary to our inpatient facilities, such as long-term acute care, skilled nursing, and home health services. We also plan to reposition the focus of our outpatient facilities (surgery, outpatient rehabilitation, and diagnostic) into key markets, and look for expansion and growth opportunities in those markets. In addition, we hope to mitigate the impact of the 75% Rule using a combination of the four mitigation strategies discussed in this Item, “Our Business – Inpatient.” We are also considering ways to increase revenues through improved managed care contract modeling and consolidated sales and marketing efforts.

Cost. We have substantially reduced unnecessary overhead expense and closed or sold under-performing facilities. We will continue to work to reduce costs by reorganizing and flattening each operating division, implementing standardized labor management metrics and performance expectations, and streamlining our supply chain. In addition, we are closely monitoring our business and will, when necessary, close or sell additional under-performing facilities.

Infrastructure. We have invested significant resources to evaluate and improve our financial, reporting, and compliance infrastructure, and will continue to invest heavily in our infrastructure throughout this turnaround period. Although our infrastructure needs improvement in many areas, we are specifically focused on implementing required internal controls (e.g., compliance with Section 404 of the Sarbanes-Oxley Act of 2002), enhancing our financial infrastructure (e.g., improving financial and operational reporting and establishing a formal capital expenditure process, formal budget process, and revised levels of authority), enhancing our management reporting capabilities (e.g., standardizing our monthly reporting and analysis, standardizing our financial projections and implementing a faster month-end close), developing regulatory compliance programs, enhancing our information systems (e.g. upgrading our patient accounting systems), and implementing an information technology strategic plan.

Quality. We are working to develop strong quality assurance programs within our facilities and divisions. We plan to supplement these programs by establishing a robust company-wide quality agenda that will include standardized division-specific quality metrics and improved clinical information through the use of technology.

People. We have replaced our executive management team and a number of other management personnel, and we plan to continue investing heavily in recruiting new employees to HealthSouth. We are also looking at ways to increase retention and employee development, as well as overall employee relations, and we have developed a human resources strategic plan. Our goal is to build a culture of integrity, transparency, diversity, and excellence, while simplifying and flattening our organizational structure.

Competition

Inpatient

Our IRFs and LTCHs compete primarily with rehabilitation units and skilled nursing units within acute care hospitals in the markets we serve. In addition, we face competition from large privately and publicly held companies such as Rehabcare Group, Inc., Select Medical Corporation, and Kindred Healthcare, Inc.

Some of these competitors may have greater patient referral support and financial and personnel resources in particular markets than we do. We believe we compete successfully within the marketplace based upon our size, reputation for quality, competitive prices, and positive rehabilitation outcomes.

Surgery Centers

We face competition from other providers of ambulatory surgical care in developing ASC joint ventures, acquiring existing centers, attracting patients, and negotiating managed care contracts in each of our markets. There are several publicly held companies, divisions or subsidiaries of publicly held companies, and several private companies that operate ASCs. Further, many physician groups develop ASCs without a corporate partner, utilizing consultants who typically perform these services for a fee and who may not require an equity interest in the ongoing operations of the center.

We believe that we compete effectively in this market because of our size, experience, and reputation for providing quality care. Our limited access to capital makes it more difficult for us to develop or acquire new ASCs, however, which puts us at a competitive disadvantage in certain markets.

Outpatient

Our outpatient rehabilitation facilities compete directly or indirectly with the physical and occupational therapy departments of hospitals, physician-owned therapy clinics, other private therapy clinics, and chiropractors. We also face competition from large privately held and publicly held physical therapy companies such as U.S. Physical Therapy, Inc. and Benchmark Medical, Inc., as well as mid-sized regional companies. It is particularly difficult to compete with physician-owned therapy clinics because physicians have traditionally been our customers, rather than our competitors. Consequently, in addition to competing with those physicians who offer physical therapy services as in-office ancillary services, we lose them as a referral source.

Some of these competitors may have greater patient referral support and financial and personnel resources in particular markets than we do. We believe we compete successfully within the marketplace based upon our reputation for quality, competitive prices, positive rehabilitation outcomes, and innovative programs.

Diagnostic

The market for diagnostic services is highly fragmented and highly competitive. Many physicians and physician groups have opened diagnostic facilities as an in-office ancillary service. Our diagnostic centers also compete with local hospitals, other multi-center imaging companies, and local independent diagnostic centers.

Other Competition

In some states where we operate, the construction or expansion of facilities, the acquisition of existing facilities, or the introduction of new beds or services may be subject to review by and prior approval of state regulatory agencies under a “Certificate of Need” program. Certificate of Need laws often require the reviewing agency to determine the public need for additional or expanded health care facilities and services. Certificate of Need programs generally require approvals for capital expenditures involving IRFs, LTCHs, acute care hospitals, and ASCs if such capital expenditures exceed certain thresholds. We potentially face competition any time we initiate a Certificate of Need project or seek to acquire an existing facility or Certificate of Need. This competition may arise either from competing national or regional companies or from local hospitals or other providers which file competing applications or oppose the proposed Certificate of Need project. The necessity for these approvals serves as a barrier to entry and has the potential to limit competition by creating a franchise to provide services to a given area. We have generally been successful in obtaining Certificates of Need or similar approvals when required, although there can be no assurance that we will achieve similar success in the future.

We rely significantly on our ability to attract, develop, and retain physicians, therapists, and other clinical personnel for our facilities. We compete for these professionals with other health care companies, hospitals, and potential clients and partners. In addition, changes in health care regulations have enabled physicians to open facilities in direct competition with us, which has increased the choices for such professionals and therefore made it more difficult and/or expensive for us to hire the necessary personnel for our facilities.

Sources of Revenues

We receive payment for patient care services from the federal government (primarily under the Medicare program), state governments (under their respective Medicaid or similar programs), managed care plans, private insurers, and directly from patients. In addition, we receive payment for non-patient care activities from various sources. The following table identifies the sources and relative mix of our revenues for the periods stated:

	Year Ended December 31,
Source	2003	2002	2001	2000
			(Restated)	(Restated)
Medicare	42.7%	37.8%	31.4%	29.1%
Medicaid	2.1%	2.4%	2.6%	2.6%
Workers’ compensation	9.4%	10.7%	12.1%	12.5%
Managed care and other discount plans	31.3%	33.0%	32.9%	31.8%
Other third party payors	9.4%	10.8%	14.6%	17.0%
Other income	5.1%	5.3%	6.4%	7.0%

	100.0%	100.0%	100.0%	100.0%

Medicare is a federal program that provides certain hospital and medical insurance benefits to persons aged 65 and over, some disabled persons, and persons with end-stage renal disease. Medicaid is a jointly administered federal and state program that provides hospital and medical benefits to qualifying individuals who are unable to afford health care.

Our facilities generally offer discounts from established charges to certain group purchasers of health care services, including Blue Cross and Blue Shield (“BCBS”), other private insurance companies, employers, HMOs, PPOs, and other managed care plans. These discount programs, which are often negotiated for multi-year terms, limit our ability to increase revenues in response to increasing costs.

Patients are generally not responsible for the difference between established gross charges and amounts reimbursed for such services under Medicare, Medicaid, BCBS plans, HMOs, or PPOs, but are responsible to the extent of any exclusions, deductibles, copayments, or coinsurance features of their coverage. The amount of such exclusions, deductibles, copayments, and coinsurance has been increasing each year. Collection of amounts due from individuals is typically more difficult than from governmental or third-party payors.

Medicare Reimbursement

Medicare, through statutes and regulations, establishes reimbursement methodologies for various types of health care facilities and services. These methodologies have historically been subject to periodic revisions that can have a substantial impact on existing health care providers. In accordance with authorization from Congress, CMS makes annual upward or downward adjustments to Medicare payment rates in most areas. Frequently, these adjustments can result in decreases in actual dollars per procedure or a freeze on reimbursement despite increases in costs.

We expect that Congress and CMS will address reimbursement rates for a variety of care settings over the next several years. Any downward adjustment to rates for the types of facilities that we operate could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

A basic summary of current Medicare reimbursement in our service areas follows:

Acute Care. As a result of the Social Security Act Amendments of 1983, Congress adopted a prospective payment system (“PPS”) to cover the routine and ancillary operating and capital costs of most Medicare inpatient acute care hospital services. Under this system, the Secretary of HHS has established fixed payment amounts per discharge based on diagnosis-related groups (“DRGs”). With limited exceptions, reimbursement received for inpatient acute care hospital services is limited to the DRG payment rate, regardless of the number of services provided to the patient or the length of the patient’s hospital stay. Under Medicare’s acute care PPS, a hospital may retain the difference, if any, between its DRG payment rate and its operating costs incurred in furnishing inpatient services, and is at risk for any operating costs that exceed its DRG payment rate. We currently operate several hospitals that are reimbursed under Medicare’s acute care PPS. Only one of these hospitals receives significant acute care PPS payments relating to Medicare inpatient services, however. These hospitals can qualify for additional payments available for “outlier” cases that incorporate certain higher cost factors. CMS instituted a change to the cost outlier threshold and reimbursement methodology for acute care facilities effective October 1, 2003. Generally, this change has resulted in lower overall reimbursement to acute care facilities.

Inpatient Rehabilitation and the 75% Rule. Historically, freestanding and hospital-based IRFs received cost-based reimbursement from Medicare under an exemption from the acute care PPS. The Balanced Budget Act of 1997 and its implementing regulations replaced the traditional IRF cost-based methodology, however, with a PPS system that recognizes 21 “Rehabilitation Impairment Categories.” This new IRF-PPS became effective on January 1, 2002.

To qualify as an IRF under Medicare, a facility must show that 75% of the facility’s patient population requires “intensive rehabilitation services” that fall into a specified list of conditions. When originally promulgated in 1984, that list included ten conditions:

•	stroke

•	spinal cord injury

•	congenital deformity

•	amputation

•	major multiple trauma

•	fracture of the femur (hip fracture)

•	brain injury

•	polyarthritis, including rheumatoid arthritis

•	neurological disorders

•	burns

On May 7, 2004, CMS issued a final rule revising the 75% Rule that, among other things, modified and expanded the specified list of conditions from 10 to 13. Importantly, CMS replaced the “polyarthritis” condition with three new conditions, and added a separate category for knee or hip joint replacement, which has the effect of significantly limiting the types of patients that qualify as requiring “intensive rehabilitation services.” In anticipation of the considerable difficulty many IRFs will have satisfying the revised 75% Rule, CMS established a phase-in period for compliance, as follows:

Cost Reporting Period	Minimum Qualifying Patient Mix	Comorbidities Apply (Y/N)(1)	Patient Mix Affected
July 1, 2004—June 30, 2005	50%	Y	Medicare and Total
July 1, 2005—June 30, 2006	60%	Y	Medicare and Total
July 1, 2006—June 30, 2007	65%	Y	Medicare and Total
July 1, 2007 and Thereafter	75%	N	Total

(1)	Patients with certain comorbidities (additional health conditions) may count towards the minimum patient mix established by the revised 75% Rule during the phase-in period.

Any IRF that fails to meet the requirements of the 75% Rule is subject to reclassification as an acute care hospital. The effect of such reclassification would be to revert Medicare prospective IRF payment rates to lower acute care payment rates. Our inpatient division has begun to reduce or refocus admissions at most locations in an attempt to achieve compliance with the current phase-in schedule for the revised 75% Rule. We estimate that the revised 75% Rule will have a material adverse impact on out inpatient division’s revenues. For additional information about the estimated impact of the revised 75% Rule, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. As discussed in this Item, “Our Business—Inpatient,” we have begun to implement a strategy to mitigate the impact of the revised 75% Rule on our revenues.

In January 2005, CMS suspended enforcement of the revised 75% Rule in response to a provision of the Consolidated Appropriations Act of 2005, enacted as Public Law 108-447, that directed CMS not to change the status of certain IRFs for their failure to comply with the revised 75% Rule until the Secretary of HHS made a determination based on the recently issued report by the Government Accountability Office (the “GAO”). On June 21, 2005, CMS issued a notice announcing that it will proceed with implementing the revised 75% Rule as set forth in its previously issued final rule. The notice states that CMS has determined it has already been taking the steps that the GAO recommended to improve how facilities are classified as an IRF and that the revised classification criteria for IRFs contained in the revised 75% Rule are not inconsistent with the recommendations in the GAO report. Accordingly, the June 21 notice lifts the suspension of enforcement of the revised 75% Rule.

Because we receive a significant percentage of our revenues from our inpatient division, and because our inpatient division receives a significant percentage of its revenues from Medicare, our inability to achieve compliance with and mitigate the revised 75% Rule could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Although the revised 75% Rule presents our biggest operating risk, other coverage policies can affect our operations. For example, Medicare providers like us can be negatively affected by the adoption of coverage policies, either at the national or local level, that determine whether an item or service is covered and under what clinical circumstances it is considered to be reasonable, necessary, and appropriate. In the absence of a national coverage determination, local Medicare fiscal intermediaries and carriers may specify more restrictive criteria than otherwise would apply nationally. For instance, Cahaba Government Benefit Administrators, the fiscal intermediary for Alabama, has issued a local coverage determination setting forth very detailed criteria it proposes to use in determining the medical appropriateness of services provided by IRFs. We cannot predict whether other Medicare contractors will adopt additional local coverage determinations or other policies or how these will affect us.

On May 25, 2005, CMS published a proposed rule that updates the IRF-PPS for federal fiscal year 2006. The proposed rule (1) increases the market basket payments by 3.1% utilizing a new methodology, (2) incorporates downward adjustments for reimbursement (resulting in an overall decrease of approximately 1.9%) in response to coding changes, (3) reduces the outlier payment threshold for cases with unusually high costs, (4) implements refinements to the Case-Mix Groups, comorbidity tiers, and relative weights, (5) implements new and revised payment adjustments that will be implemented on a budget neutral basis, (6) adopts the new geographic labor market area definitions based on the definitions created by the Office of Management and Budget known as Core-Based Statistical Areas, and (7) incorporates several other modifications to Medicare reimbursement for IRFs. After a notice and comment period, CMS is expected to publish a final rule in the next several months. CMS predicted in its announcement of the proposed rule that overall payments to IRFs nationwide would increase by 2.9% if the proposed rule were implemented. However, the final rule could result in a reduction in our reimbursement from Medicare for care provided in our IRFs.

Long Term Acute Care Hospitals. Long Term Acute Care Hospitals (“LTCHs”) provide diagnostic and medical treatment to patients with chronic diseases or complex medical conditions. In order for a facility to qualify as an LTCH, patients discharged from the facility in any given cost reporting year must have an average length-of-stay in excess of 25 days. Currently LTCHs are exempt from acute care PPS and receive Medicare reimbursement on the basis of reasonable costs subject to certain limits. However, this cost-based reimbursement is transitioning to a PPS system over a 5-year period which began for twelve-month periods beginning on or after October 1, 2002. Providers were given the option to transition into the full LTCH-PPS by receiving 100% of the federal payment rate at any time through the transition period. We have elected to receive the full federal payment rate for all of our LTCHs. Under the new LTCH-PPS system, Medicare will classify patients into distinct diagnostic groups (“LTC-DRGs”) based upon specific clinical characteristics and expected resource needs. The LTCH-PPS also provides for an adjustment for differences in area wages as well as a cost of living adjustment for LTCHs located in Alaska or Hawaii.

On May 4, 2005, CMS published a proposed rule relating to acute care PPS that will, if finalized, impact LTCH relative weights and LTC-DRG assignments for the period October 1, 2005 through September 30, 2006. On May 6, 2005, CMS published a final rule regarding LTCH-PPS rate updates and policy changes effective for discharges on or after July 1, 2005. The final rule increases LTCH-PPS standard payment rates by 3.4% and adopts revised labor market area definitions based on the Core-Based Statistical Areas designated by the Office of Management and Budget using 2000 census data. The final rule also lowers the eligibility threshold for hospitals to qualify for outlier payments. Although the final rule, which is effective July 1, 2005, will increase Medicare payment rates, the proposed rule, if adopted in its current form and made effective beginning October 1, 2005, will reduce total Medicare payments to us as a result of the impact of the relative weight calculations on our LTCH reimbursement. If the May 4, 2005 proposed rule is adopted in its current form, we estimate it will cause a reduction in inpatient division revenues of approximately $2.3 million for the period affected.

Effective July 1, 2004, CMS expanded its interrupted stay policy to include a discharge and readmission to the LTCH within three days, regardless of where the patient is transferred upon discharge. Accordingly, if a patient is readmitted to an LTCH within three days of discharge, Medicare will pay only one LTC-DRG. This expanded, but did not replace, the prior interrupted stay policy which provides that if an LTCH patient is discharged to an acute care hospital, an IRF, or a skilled nursing facility and then is readmitted to the LTCH within a fixed period of time, the entire hospitalization, both before and after the interruption, will be considered one episode of care and thus generate one LTC-DRG payment.

Effective October 1, 2004, CMS promulgated regulations altering the separateness and control requirements pertaining to LTCHs which are located within a hospital. Such hospitals within hospitals (“HIHs”) must meet more stringent requirements as to their independence from the host hospital and further must follow additional HIH requirements based upon the percentage of admittances from the host hospital. These HIH policies are to be phased in over a four-year period which began on October 1, 2004. See this Item, “Regulation—Hospital Within Hospital Rules.” We expect Congress and CMS to conduct a further review of LTCH payment policy. Any changes in program rules or reimbursement levels could adversely affect our LTCH operations.

Ambulatory Surgery Centers. ASC services are reimbursed by Medicare based on prospectively determined rates. These rates are not based on DRG’s like acute care hospital services. Rather, they are based upon the classifications of procedures into different payment groups which are based on surgical procedure complexity. Surgical procedures approved by CMS for ASC reimbursement are classified into nine payment groups for facility reimbursement purposes. All approved surgical procedures within the same payment group are reimbursed at a single rate, adjusted by the location of the facility and applicable wage index.

On April 29, 2005, CMS posted an interim final rule updating the list of approved surgical procedures. The interim final rule, which becomes effective July 5, 2005, deletes five approved procedures and adds 65 new procedures to the list of approved surgical procedures. Other significant changes in ASC reimbursement are presently being contemplated.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) froze Medicare payment rates for ASCs beginning in April 2004 through 2009 and directed HHS to implement a new payment system by 2008. For 2004, ASCs were subject to a 1% Medicare rate reduction, which dropped payment levels to roughly the 2002 rates. The MMA also required HHS to take into account a GAO study of ASCs to be completed by December 31, 2004 (although the GAO missed that deadline and has not provided a revised completion date). That study will examine the costs of providing the same service in the centers versus hospital outpatient departments, the accuracy of ASC payment levels and whether the outpatient prospective payment system would be a good basis for a new ASC payment system. Both the Medicare Payment Advisory Commission (“Med PAC”) and the OIG are recommending greater parity of payments for services performed in hospital outpatient departments (“HOPDs”) and those performed in ASCs. Such parity would likely result in lower payments for certain procedures that receive higher reimbursement in ASCs than in a HOPD, but could result in higher reimbursement for those services currently priced lower in ASCs than in HOPDs. Although Congressional action is required before ASC payment levels could actually be adjusted, further reductions in ASC Medicare reimbursement are possible. Any significant reductions in Medicare reimbursement could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Outpatient Rehabilitation. Our outpatient rehabilitation facilities are certified by Medicare and reimbursed by Medicare on an adjusted fee schedule basis. Under this basis, facilities receive a fixed fee per reimbursable procedure performed. This fee is adjusted by the geographical area in which the facility is located. The Balanced Budget Act of 1997 changed the reimbursement methodology for Medicare Part B therapy services from cost based to fee screen payments. It also established two types of annual per-beneficiary limitations on outpatient therapy services: (1) a $1,500 cap for all outpatient therapy services and speech language pathology services; and (2) a $1,500 cap for all outpatient occupational therapy services. Both of these amounts were indexed for inflation. Subsequent legislation suspended implementation of these caps through 2002. CMS began enforcing the therapy caps on September 1, 2003 (the inflation-adjusted amounts for 2003 are $1,590). The MMA suspended application of the therapy cap from the date of enactment (December 8, 2003) through calendar year 2005. This provision will not be applied retroactively to beneficiaries who exceeded their caps prior to the date of enactment. The therapy caps do not apply to therapy services provided in acute care hospital outpatient departments or outpatient departments of IRFs. At this time, we are unable to quantify the impact of this legislation on our business, financial condition, results of operations, and cash flows.

Diagnostic Facilities. Medicare allows diagnostic facilities that are independent of physician practices or hospitals to bill for approved diagnostic procedures as Independent Diagnostic Testing Facilities (“IDTFs”). Such procedures must be performed by licensed or certified nonphysician personnel under appropriate physician supervision or by physicians in accordance with detailed guidelines. IDTFs are reimbursed for approved tests with required physician orders on the basis of appropriate Current Procedural Terminology (“CPT”) codes under Medicare Part B. CPT reimbursement is geographically adjusted by CMS. Medicare uses the Resource-Based Relative Value Scale (“RBRVS”) fee schedule to pay for services provided in freestanding imaging centers. Each CPT code is assigned a set of relative value units (“RVUs”) that reflects the average time, effort, and practice costs (including a geographic adjustment) involved in performing a given procedure. Medicare payment amounts are based on a procedure’s total RVUs multiplied by a dollar conversion factor. Medicare makes payment determinations for diagnostic radiology procedures and imaging agents based on where the procedure is performed. More specifically, Medicare uses different payment methodologies for procedures performed in a hospital outpatient department versus an IDTF.

Hospital Outpatient Surgical Services. The Balanced Budget Act of 1997 authorized CMS to implement the Hospital Outpatient Prospective Payment System (“OPPS”) on July 1, 2000, for certain hospital outpatient services, which excludes diagnostic laboratory services, ambulance services, orthotics, prosthetics, chronic dialysis, screening mammographies, and outpatient rehabilitation services. OPPS payments are based on procedures and common procedure codes grouped by Ambulatory Payment Classifications (“APCs”). Our three surgical hospitals, which provide mostly outpatient surgical services, as well as our one Medical Center, are paid under the OPPS for outpatient surgical services.

On November 15, 2004, CMS published the 2005 OPPS final rule. The rule affects Medicare outpatient services furnished on or after January 1, 2005. The rate adjustments to the OPPS will mainly affect the Birmingham Medical Center, and our three surgical hospitals. The changes are expected to increase Medicare outpatient net revenues for these facilities.

Medicaid Reimbursement

Medicaid programs are jointly funded by the federal and state governments. As the Medicaid program is administered by the individual states under the oversight of CMS in accordance with certain regulatory and statutory guidelines, there are substantial differences in reimbursement methodology and coverage from state to state. Many states have experienced shortfalls in their Medicaid budget and are implementing significant cuts in both reimbursement rates and service coverage. Additionally, certain states control Medicaid expenditures through rationing or restricting certain services. Downward pressure on Medicaid payment rates could cause a decline in revenues.

Cost Reports

Because of our participation in the Medicare, Medicaid and TRICARE programs, we are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require the submission of annual cost reports covering the revenue, costs, and expenses associated with the services provided by our inpatient and certain surgery center hospitals to Medicare beneficiaries and Medicaid recipients.

Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts determined to be ultimately due HealthSouth under these reimbursement programs. These audits are used for determining if any under- or over-payments were made to Medicare and to set payment levels for future years.

On December 30, 2004, we announced that HealthSouth had signed an agreement with CMS to resolve issues associated with various Medicare cost reporting practices. Subject to certain exceptions, the settlement provides for the release of HealthSouth by CMS from any obligations related to any cost statements or cost reports which had, or could have been submitted to CMS or its fiscal intermediaries by HealthSouth for cost reporting periods ended on or before December 31, 2003. The settlement provides that all covered federal cost reports be closed and considered final and settled. Open state Medicaid cost reports are still subject to potential audits as described above. See this Item, “Medicare Program Settlement.”

Charge Structure for Uninsured Patients

During 2003 and 2004, a great deal of attention was focused on the charge structure and lack of available discounts extended to uninsured patients by health care facilities. Many health care providers have historically been reluctant to grant discounts that would produce charges to uninsured patients below the level of reimbursement provided by Medicare and Medicaid because of regulatory prohibitions on billing Medicare or Medicaid programs more than a provider’s “usual and customary charges.” Recent regulatory guidance has indicated, however, that health care providers may offer free or substantially discounted services to uninsured patients in many circumstances.

We cannot predict whether other regulatory or statutory provisions will be enacted by federal or state authorities that would prohibit or otherwise regulate relationships which we have established or may establish with other health care providers or the possibility of materially adverse effects on our business or revenues arising from such future actions. We believe, however, that we will be able to adjust our operations so as to be in compliance with any regulatory or statutory provision that may be applicable.

Managed Care and Other Discounted Plans

Most of our facilities offer discounts from established charges to certain large group purchasers of health care services, including managed care plans, BCBS, other private insurance companies, and employers. Managed care contracts typically have terms of between one and three years, although we have a number of managed care contracts that automatically renew each year unless a party elects to terminate the contract. While some of our contracts provide for annual rate increases of three to five percent, we cannot provide any assurance that we will continue to receive increases.

Regulation

The health care industry is subject to significant federal, state, and local regulation that affects our business activities by controlling the reimbursement we receive for services provided, requiring licensure or certification of our facilities, regulating the use of our properties, and controlling our growth.

Licensure and Certification

Health care facility construction and operation are subject to numerous federal, state, and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, fire prevention, and compliance with building codes and environmental protection laws. Our facilities are subject to periodic inspection by governmental and non-governmental certification authorities to ensure continued compliance with the various standards necessary for facility licensure. All of our inpatient facilities and substantially all of our ASCs are currently required to be licensed. Only a relatively small number of states require licensure for outpatient rehabilitation facilities. Many states do not require diagnostic facilities to be licensed.

In addition, facilities must be “certified” by CMS to participate in the Medicare program and generally must be certified by Medicaid state agencies to participate in Medicaid programs. All of our inpatient facilities participate in (or are awaiting the assignment of a provider number to participate in) the Medicare program. Approximately 94% of our outpatient therapy facilities (including outpatient rehabilitation facilities and other outpatient facilities) currently participate in, or are awaiting the assignment of a provider number to participate in, Medicare programs. Substantially all of our ASCs and diagnostic centers are certified (or are awaiting certification) under the Medicare program. Our Medicare-certified facilities undergo periodic on-site surveys in order to maintain their certification.

Failure to comply with applicable certification requirements may make our facilities ineligible for Medicare or Medicaid reimbursement. In addition, Medicare or Medicaid may seek retroactive reimbursement from noncompliant facilities or otherwise impose sanctions on noncompliant facilities. Non-governmental payors often have the right to terminate provider contracts if a facility loses its Medicare or Medicaid certification. We have developed operational systems to oversee compliance with the various standards and requirements of the Medicare program and have established ongoing quality assurance activities; however, given the complex nature of governmental health care regulations, there can be no assurance that Medicare, Medicaid, or other regulatory authorities will not allege instances of noncompliance.

Certificates of Need

In some states where we operate, the construction or expansion of facilities, the acquisition of existing facilities, or the introduction of new beds or services may be subject to review by and prior approval of state regulatory agencies under a “Certificate of Need” program. Certificate of Need laws often require the reviewing agency to determine the public need for additional or expanded health care facilities and services. Certificate of Need programs generally require approvals for capital expenditures involving IRFs, LTCHs, acute care hospitals, and ASCs if such capital expenditures exceed certain thresholds. Most states do not require such approvals for outpatient rehabilitation, occupational health, or diagnostic facilities and services. However, any time a Certificate of Need is required, we must obtain it before acquiring, opening, or expanding a health care facility or starting a new health care program.

False Claims Act

Over the past several years, an increasing number of health care providers have been accused of violating the federal False Claims Act. That act prohibits the knowing presentation of a false claim to the United States government, and provides for penalties equal to three times the actual amount of any overpayments plus up to $11,000 per claim. In addition, the False Claims Act allows private persons, known as “relators,” to file complaints under seal and provides a period of time for the government to investigate such complaints and determine whether to intervene in them and take over the handling of all or part of such complaints. Because of the sealing provisions of the False Claims Act, it is possible for health care providers to be subject to False Claims Act suits for extended periods of time without notice of such suits or an opportunity to respond to them. Because we perform thousands of similar procedures a year for which we are reimbursed by Medicare and other federal payors and there is a relatively long statute of limitations, a billing error or cost reporting error could result in significant civil or criminal penalties under the False Claims Act or other laws. We have recently entered into a substantial settlement of claims under the False Claims Act. See this Item, “Medicare Program Settlement.” We remain a named defendant in certain unsealed suits under the False Claims Act where the United States did not intervene. See Item 3, Legal Proceedings, “Certain Regulatory Actions.”

Corporate Integrity Agreement

As described in this Item, “Medicare Program Settlement,” we entered into a new corporate integrity agreement (“CIA”) in December 2004, which is effective for five years beginning January 1, 2005. Failure to comply with our new CIA could lead to severe penalties such as exclusion from further participation in federal health care programs, including Medicare and Medicaid, which currently account for a substantial portion of our revenues. Failure to meet lesser requirements of our new CIA could result in stipulated financial penalties. See Note 21, Medicare Program Settlement, for a description of the accounting treatment of the settlement relating to this CIA. On April 28, 2005, we submitted an implementation report to the OIG stating that we had, within the 90-day time frame, materially complied with the initial requirements of this new CIA.

As part of our ongoing dialogue with the OIG, we have, over the past two years, submitted disclosures detailing various activities involving HealthSouth and certain third parties. We have summarized several transactions that are currently being reviewed by the DOJ’s civil division under Item 13, Certain Relationships and Related Transactions, “Other Transactions.”

Relationships with Physicians and Other Providers

The Anti-Kickback Law. Various state and federal laws regulate relationships between providers of health care services, including employment or service contracts and investment relationships. Among the most important of these restrictions is a federal criminal law prohibiting (a) the offer, payment, solicitation, or receipt of remuneration by individuals or entities to induce referrals of patients for services reimbursed under the Medicare or Medicaid programs or (b) the leasing, purchasing, ordering, arranging for, or recommending the lease, purchase, or order of any item, good, facility, or service covered by such programs (the “Anti-Kickback Law”). In addition to federal criminal sanctions, including penalties of up to $50,000 for each violation plus tripled damages for improper claims, violators of the Anti-Kickback Law may be subject to exclusion from the Medicare and/or Medicaid programs. In 1991, the OIG issued regulations describing compensation arrangements that are not viewed as illegal remuneration under the Anti-Kickback Law (the “1991 Safe Harbor Rules”). The 1991 Safe Harbor Rules create certain standards (“Safe Harbors”) for identified types of compensation arrangements that, if fully complied with, assure participants in the particular arrangement that the OIG will not treat that participation as a criminal offense under the Anti-Kickback Law or as the basis for an exclusion from the Medicare and Medicaid programs or the imposition of civil sanctions.

The OIG closely scrutinizes health care joint ventures involving physicians and other referral sources for compliance with the Anti-Kickback Law. In 1989, the OIG published a Fraud Alert that outlined questionable features of “suspect” joint ventures, and has continued to rely on such Fraud Alert in later pronouncements. We currently operate some of our rehabilitation hospitals and outpatient rehabilitation facilities as general partnerships, limited partnerships or limited liability companies (collectively, “partnerships”) with third-party investors, including other institutional health care providers but also including, in a number of cases, physician investors. Some of these partners may be deemed to be in a position to make or influence referrals to our facilities. Those partnerships that are providers of services under the Medicare program, and their limited partners, are subject to the Anti-Kickback Law. A number of the relationships we have established with physicians and other health care providers do not fit within any of the Safe Harbors. The 1991 Safe Harbor Rules do not expand the scope of activities that the Anti-Kickback Law prohibits, nor do they provide that failure to fall within a Safe Harbor constitutes a violation of the Anti-Kickback Law; however, the OIG has indicated that failure to fall within a Safe Harbor may subject an arrangement to increased scrutiny. While we do not believe that our rehabilitation facility partnerships engage in activities that violate the Anti-Kickback Law, there can be no assurance that such violations may not be asserted in the future, nor can there be any assurance that our defense against any such assertion would be successful.

Most of our ASCs are owned by partnerships, which include as partners physicians who perform surgical or other procedures at such centers. HHS has promulgated four categories of safe harbors under the Anti-Kickback Law for ASCs (the “ASC Safe Harbors”). Under the ASC Safe Harbors, ownership by a referring physician in a freestanding ASC will be protected if a number of conditions are satisfied. The conditions include the following:

•	The center must be ASC certified to participate in the Medicare program and its operating and recovery room space must be dedicated exclusively to the ASC and not a part of a hospital (although such space may be leased from a hospital if such lease meets the requirements of the safe harbor for space rental).

•	Each investor must be either (a) a physician who derived at least one-third of his or her medical practice income for the previous fiscal year or 12-month period from performing procedures on the list of Medicare-covered procedures for ASCs, (b) a hospital, or (c) a person or entity not in a position to make or influence referrals to the center, nor to provide items or services to the center, nor employed by the center or any investor.

•	Unless all physician-investors are members of a single specialty, each physician-investor must perform at least one-third of his or her procedures at the center each year. (This requirement is in addition to the requirement that the physician-investor has derived at least one-third of his or her medical practice income for the past year from performing procedures.)

•	Physician-investors must have fully informed their referred patients of the physician’s investment interest.

•	The terms on which an investment interest is offered to an investor are not related to the previous or expected volume of referrals, services furnished, or the amount of business otherwise generated from that investor to the entity.

•	Neither the center nor any other investor may loan funds to or guarantee a loan for an investor if the investor uses any part of such loan to obtain the investment interest.

•	The amount of payment to an investor in return for the investment interest is directly proportional to the amount of the capital investment (including the fair market value of any pre-operational services rendered) of that investor.

•	All physician-investors, any hospital-investor, and the center agree to treat patients receiving medical benefits or assistance under the Medicare or Medicaid programs.

•	All ancillary services performed at the center for beneficiaries of federal health care programs must be directly and integrally related to primary procedures performed at the center and may not be billed separately.

•	No hospital-investor may include on its cost report or any claim for payment from a federal health care program any costs associated with the center.

•	The center may not use equipment owned by or services provided by a hospital-investor unless such equipment is leased in accordance with an agreement that complies with the equipment rental safe harbor and such services are provided in accordance with a contract that complies with the personal services and management contracts safe harbor.

•	No hospital-investor may be in a position to make or influence referrals directly or indirectly to any other investor or the center.

Because we invest in each partnership that owns an ASC and often provide management and other services to the ASC, our arrangements with physician investors do not fit within the terms of the ASC Safe Harbors. In addition, because we do not control the medical practices of our physician investors or control where they perform surgical procedures, in some of our ASCs, the quantitative tests described above have not been met and/or will not be met in the future, and that certain other conditions of the ASC Safe Harbors have not been or will not be satisfied. We cannot assure you that all physician-investors will perform, or have performed, one-third of their procedures at the ASC or have informed or will inform their referred patients of their investment interests. Accordingly, there can be no assurance that the ownership interests in some of our ASCs will not be challenged under the Anti-Kickback Law.

Some of our diagnostic centers are also owned or operated by partnerships that include radiologists as partners. While those ownership interests are not directly covered by the Safe Harbor Rules, we do not believe that such arrangements violate the Anti-Kickback Law because radiologists are typically not in a position to make referrals to diagnostic centers. In addition, our mobile lithotripsy operations are conducted by partnerships in which urologists are limited partners. Because such urologists are in a position to, and do, perform lithotripsy procedures utilizing our lithotripsy equipment, we believe that the same analysis underlying the ASC Safe Harbor should apply to ownership interests in lithotripsy equipment held by urologists. There can be no assurance, however, that the Anti-Kickback Law will not be interpreted in a manner contrary to our beliefs with respect to diagnostic and lithotripsy services.

We have entered into management agreements to manage many of our facilities that are owned by partnerships in which physicians have invested. A number of these agreements incorporate a percentage-based management fee. Although there is a safe harbor for personal services and management contracts, this safe harbor requires, among other things, that the aggregate compensation paid to the manager over the term of the agreement be set in advance. Because our management fee may be based on a percentage of revenues, the fee arrangement may not meet this requirement. However, we believe that our management arrangements satisfy the other requirements of the safe harbor for personal services and management contracts and that they comply with the Anti-Kickback Law. The OIG has taken the position that percentage-based management agreements are not protected by a safe harbor, and consequently, may violate the Anti-Kickback Law. On April 15, 1998, the OIG issued Advisory Opinion 98-4 which reiterates this proposition. This opinion focused on areas the OIG considers problematic in a physician practice management context, including financial incentives to increase patient referrals, no safeguards against overutilization and incentives to increase the risk of abusive billing. The opinion reiterated that proof of intent to violate the Anti-Kickback Law is the central focus of the OIG. We have implemented programs designed to safeguard against overbilling and otherwise achieve compliance with the Anti-Kickback Law and other laws, but we cannot assure you that the OIG would find our compliance programs to be adequate.

While several federal court decisions have aggressively applied the restrictions of the Anti-Kickback Law, they provide little guidance as to the application of the Anti-Kickback Law to our partnerships, and we cannot provide any assurances that a federal or state agency charged with enforcement of the Anti-Kickback Law and similar laws might not claim that some of our partnerships have violated or are violating the Anti-Kickback Law. Such a claim could adversely affect relationships we have established with physicians or other health care providers or result in the imposition of penalties on us or on particular HealthSouth facilities. Any conviction of a partnership for violations of the Anti-Kickback Law would have severe consequences on that partnership’s ability to be a viable entity and our ability to attract physician investors to other partnerships and could result in substantial fines as well as our exclusion from Medicare and Medicaid. Moreover, even the assertion of a violation of the Anti-Kickback Law by one or more of our partnerships could have a material adverse effect upon our business, financial condition, results of operations, or cash flows.

Stark Prohibitions. The so-called “Stark II” provisions of the Omnibus Budget Reconciliation Act of 1993 amend the federal Medicare statute to prohibit the making by a physician of referrals for “designated health services” including physical therapy, occupational therapy, radiology services or radiation therapy, to an entity in which the physician has an investment interest or other financial relationship, subject to certain exceptions. Such prohibition took effect on January 1, 1995 and applies to all of our partnerships with physician partners and to our other financial relationships with physicians. Final Regulations for Phase II Stark Regulations were published in the Federal Register on March 26, 2004 and had an effective date of July 26, 2004. The final regulations substantially clarified recruitment arrangements among health care facilities, individual physicians and group practices and addressed compensation arrangements with physicians.

Ambulatory surgery is not identified as a “designated health service” under Stark II, and we do not believe the statute is intended to cover ambulatory surgery services. The Phase I Final Stark Regulations expressly clarify that the provision of designated health services in an ASC is excepted from the referral prohibition of Stark II if payment for such designated health services is included in the ambulatory surgery center payment rate. Likewise, the Stark regulations expressly provide that a referral for designated health services does not include a request by a radiologist for diagnostic radiology services if the request results from a consultation initiated by another physician and the tests or services are furnished by or under the supervision of a radiologist. As a result, we believe that radiologists may enter into joint ventures for diagnostic imaging centers without violating Stark II in most circumstances.

Our lithotripsy units frequently operate on hospital campuses, and it is possible to conclude that such services are “inpatient and outpatient hospital services”—a category of designated health services under Stark II. CMS had indicated that lithotripsy services provided at a hospital would constitute “inpatient and outpatient hospital services” and thus would be subject to Stark II. However, a federal court decision does not support this interpretation. On January 3, 2003, CMS withdrew its appeal of Judge Henry Kennedy’s decision in American Lithotripsy Society and Urology Society of America v. Thompson, made in the Federal District Court for the District of Columbia. The Court of Appeals accepted the withdrawal, and, accordingly, the District Court decision is final. This order permanently enjoined CMS from implementing and enforcing its Stark II regulation declaring lithotripsy a “designated health service.” If Congress passes revised legislation on this topic, CMS adopts additional regulations or is otherwise successful in re-asserting its position on lithotripsy services and Stark, we would be forced to restructure many of our relationships for lithotripsy services at substantial cost.

While we do not believe that our financial relationships with physicians violate the Stark II statute or the associated regulations, no assurances can be given that a federal or state agency charged with enforcement of the Stark II statute and regulations or similar state laws might not assert a contrary position or that new federal or state laws governing physician relationships, or new interpretations of existing laws governing such relationships, might not adversely affect relationships we have established with physicians or result in the imposition of penalties on us or on particular HealthSouth facilities. Even the assertion of a violation could have a material adverse effect upon our business, financial condition, or results of operations. In addition, a number of states have passed or are considering statutes which prohibit or limit physician referrals of patients to facilities in which they have an investment interest. Any actual or perceived violation of these state statutes could have a material adverse effect on business, financial condition, results of operations, and cash flows.

HIPAA

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of certain fraud and abuse laws by adding several criminal provisions for health care fraud offenses that apply to all health benefit programs. HIPAA also added a prohibition against incentives intended to influence decisions by Medicare beneficiaries as to the provider from which they will receive services. In addition, HIPAA created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program, and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. Federal enforcement officials now have the ability to exclude from Medicare and Medicaid any investors, officers, and managing employees associated with business entities that have committed health care fraud, even if the officer or managing employee had no knowledge of the fraud.

HIPAA also contains certain administrative simplification provisions that require the use of uniform electronic data transmission standards for certain health care claims and payment transactions submitted or received electronically. HHS has issued regulations implementing the HIPAA administrative simplification provisions and compliance with these regulations became mandatory for our facilities on October 16, 2003. HHS has agreed to accept noncompliant Medicare claims, for an unspecified time, to assist providers that are not yet able to process compliant transactions. However, this extension may be terminated by HHS and is not binding on private payors. We believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial condition, results of operations, and cash flows.

HIPAA also requires HHS to adopt standards to protect the privacy and security of individually identifiable health-related information. HHS released regulations containing privacy standards in December 2000 and published revisions to the regulations in August 2002. Compliance with these regulations became mandatory on April 14, 2003. The privacy regulations regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper, or orally. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. HHS released security regulations on February 20, 2003. The security regulations became mandatory on April 20, 2005 and require health care providers to implement administrative, physical, and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically. The privacy regulations and security regulations could impose significant costs on our facilities in order to comply with these standards.

Penalties for violations of HIPAA include civil and criminal monetary penalties. In addition, there are numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy concerns.

Facilities will continue to remain subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary and could impose additional penalties.

EMTALA

Our acute care hospital in Birmingham, Alabama and two of our surgical hospitals are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured patient, the patient’s family, or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against the hospital.

Hospital Within Hospital Rules

Effective October 1, 2004, CMS enacted final regulations that provide if a long term acute care “hospital within hospital” has Medicare admissions from its host hospital that exceed 25% (or an adjusted percentage for certain rural or Metropolitan Statistical Area dominant hospitals) of its Medicare discharges for its cost-reporting period, the LTCH will receive an adjusted payment for its Medicare patients of the lesser of (a) the otherwise full payment under the LTCH-PPS or (b) the full payment that Medicare would pay under the acute care PPS. In determining whether an LTCH meets the 25% criterion, patients transferred from the host hospital that have already qualified for outlier payments at the acute host facility would not count as part of the host hospital’s allowable percentage. Cases admitted from the host hospital before the LTCH crosses the 25% threshold will be paid under the LTCH-PPS. Under the final regulation, this “25% Rule” is set to phase in over a four year period which began on October 1, 2004.

Additionally, other excluded hospitals or units of a host hospital, such as inpatient rehabilitation facilities and/or units, must meet certain HIH requirements in order to maintain their excluded status and not be subject to Medicare’s acute care PPS.

The majority of our IRFs and LTCHs are freestanding facilities. As such, many of HealthSouth’s facilities are not subject to these rules. HealthSouth’s “hospital within hospital” LTCH or inpatient competitors or their referral sources could refer a certain number of patients to free-standing facilities for LTCH or inpatient rehabilitation services, and HealthSouth facilities may benefit from increased referrals.

Risk Management and Insurance

We insure a substantial portion of our professional, general liability, and workers’ compensation risks through a self-insured retention program implemented through HCS, Ltd., which is our wholly-owned offshore captive insurance subsidiary. HCS provides our first layer of insurance coverage for professional and general liability risks (up to $6 million per claim and $60 million in the aggregate per year) and workers’ compensation claims (between $250,000 and $1 million per claim, depending upon the state). We maintain professional and general liability insurance with unrelated commercial carriers for losses in excess of amounts insured by HCS. HealthSouth and HCS maintained reserves for professional, general liability, and workers’ compensation risks that totaled $208.1 million, net of insurance recoverables, at December 31, 2003. Management considers such reserves, which are based on actuarially determined estimates, to be adequate for those liability risks. However, there can be no assurance that the ultimate liability will not exceed management’s estimates.

We also maintain directors and officers, property, and other typical insurance coverages with unrelated commercial carriers. See Item 3, “Insurance Coverage Litigation,” for a description of various lawsuits that have been filed to contest coverage under certain directors and officers insurance policies.

Employees

As of December 31, 2004, we employed approximately 40,000 individuals, of whom approximately 28,000 were full-time employees. We are subject to various state and federal laws that regulate wages, hours, benefits, and other terms and conditions relating to employment. Except for approximately 65 employees at one IRF (about 15% of that facility’s workforce), none of our employees are represented by a labor union. We are not aware of any current activities to organize our employees at other facilities. We believe our relationship with our employees is satisfactory. Like most health care providers, we have experienced labor costs rising faster than the general inflation rate. In some markets, nurse and other medical support personnel availability has become a significant operating issue to health care providers. To address this challenge, we are implementing initiatives to improve retention, recruiting, compensation programs, and productivity. The shortage of nurses and other medical support personnel, including physical therapists, may require us to increase utilization of more expensive temporary personnel.

Available Information

Our website address is www.healthsouth.com. We make available through our website the following documents, free of charge: our annual reports (Form 10-K), our quarterly reports (Form 10-Q), our current reports (Form 8-K), and any amendments we file with respect to any such reports promptly after we electronically file such material with, or furnish it to, the SEC. Please note, however, that with the exception of current reports and this annual report, we have not filed periodic reports with the SEC for periods after September 30, 2002, and we have previously cautioned that the financial information contained in previously filed reports should not be relied upon. In addition to the information that is available on our website, you may read and copy any materials we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, www.sec.gov, which includes reports, proxy, and information statements, and other information regarding us and other issuers that file electronically at the SEC.

RISK FACTORS

Our business, operations, and financial condition are subject to various risks. Some of these risks are described below, and you should take such risks into account in evaluating HealthSouth or any investment decision involving HealthSouth. This section does not describe all risks that may be applicable to our company, our industry, or our business, and it is intended only as a summary of certain material risk factors. More detailed information concerning the risk factors described below is contained in other sections of this annual report.

Risks Related to Pending Governmental Investigations and Litigation

Any adverse outcome of continuing investigations being conducted by the DOJ and other governmental agencies could have a material adverse effect on us.

While we are fully cooperating with the DOJ and other governmental authorities in their investigations, we cannot predict the outcome of those investigations. Such investigations could have a material adverse effect on us, the trading prices of our securities, and our ability to raise additional capital. If we are convicted of a crime, certain contracts and licenses that are material to our operations could be revoked which would materially and adversely affect our business, financial condition, results of operations, and cash flows.

Several lawsuits have been filed against us involving our accounting practices and other related matters and the outcome of these lawsuits may have a material adverse effect on our business, financial condition, results of operations, and cash flows.

A number of class action, derivative, and individual lawsuits have been filed against us, as well as certain of our past and present officers and directors, relating to, among other things, allegations of numerous violations of securities laws. We cannot predict the outcome of these lawsuits. Substantial damages or other monetary remedies assessed against us could have a material adverse effect on our business, financial condition, results of operations, and cash flows. See Item 3, Legal Proceedings, for a discussion of these lawsuits.

Although we have entered into a recent settlement with various government agencies and other parties regarding our participation in federal health care programs, we remain a defendant in litigation relating to our participation in federal health care programs, and the outcome of these lawsuits may have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Qui tam actions brought under the False Claims Act are sealed by the court at the time of filing. The only parties privy to the information contained in the complaint are the relator, the federal government, and the court. Therefore, it is possible that additional qui tam actions have been filed against us that we are unaware of or which we have been ordered by the court not to discuss until the court lifts the seal from the case. Thus, it is possible that we are subject to liability exposure under the False Claims Act based on qui tam actions other than those discussed in this report.

CMS has been granted authority to suspend payments, in whole or in part, to Medicare providers if CMS possesses reliable information that an overpayment, fraud, or willful misrepresentation exists. If CMS suspects that payments are being or have been made as the result of fraud or misrepresentation, CMS may suspend payment at any time without providing us with prior notice. The initial suspension period is limited to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the OIG or the DOJ. Therefore, we are unable to predict if or when we may be subject to a suspension of payments by the Medicare and/or Medicaid programs, the possible length of the suspension period or the potential cash flow impact of a payment suspension. Any such suspension would adversely impact our business, financial condition, results of operations, and cash flows.

If the OIG determines we have violated federal laws governing kickbacks and self-referrals, it could impose substantial civil money penalties on us and could seek to exclude our provider entities from participation in the federal health care programs which would severely impact our financial condition and ability to continue operations.

If the OIG determines that we have violated the Anti-Kickback Law, the OIG may commence administrative proceedings to impose penalties under the Civil Monetary Penalties Law of up to three times the amount of damages and $11,000 per claim for each false or fraudulent claim allegedly submitted by us. If the OIG determines that we have violated the federal Stark statute’s general prohibition on physician self-referrals (42 U.S.C. § 1395nn), it may impose a civil money penalty of up to $15,000 per service billed in violation of the statute.

The OIG has been granted the authority to exclude persons or entities from participation in the federal health care programs for a variety of reasons, including: (1) committing an act in violation of the Anti-Kickback Law, (2) submitting a false or fraudulent claim, (3) submitting a claim for services rendered in violation of the physician self-referral statute, or (4) violating any other provision of the Civil Monetary Penalties Law. Thus, if the OIG believes that we have submitted false or fraudulent claims, paid or received kickbacks, submitted claims in violation of the physician self-referral law, or committed any other act in violation of the Civil Monetary Penalties Law, the OIG could move to exclude our provider entities from participation in the federal health care programs.

Limitations of our director and officer liability insurance and potential indemnification obligations could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

As discussed in Item 3, Legal Proceedings, several of our current and former directors and officers have been sued based on allegations that they participated in accounting fraud and other illegal activities. Several of our insurance carriers have filed lawsuits against us and are attempting to have our directors’ and officers’ liability policies that provide coverage for those claims voided or cancelled or have advised us that they do not intend to provide coverage with respect to those pending actions. If the insurance companies are successful in rescinding or denying coverage to us and/or some of our current and former directors and officers, our ability to reach a settlement with plaintiffs in the securities, derivative, and other litigation could be adversely affected. The failure to reach a settlement could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Under our bylaws and certain indemnification agreements, we may have an obligation to indemnify our current and former officers and directors. The failure of our policies to cover expenses incurred or liabilities imposed in connection with the pending actions against certain of our past and present directors and officers who we may be required to indemnify may have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Risks Related to Our Financial Condition

Our substantial indebtedness may severely limit cash flow available for our operations and could impair our ability to service debt or obtain additional financing, if necessary.

We are highly leveraged. As of December 31, 2004, we had $3.5 billion of long-term debt outstanding, all of which we will need to repay or refinance by 2015, including $675.3 million of which we will need to repay or refinance at various times through 2007 (assuming noteholders exercise their options to require us to repurchase notes in 2007). The substantial amount of payments due on our outstanding debt and other payment obligations could, among other things:

•	limit our ability to obtain additional financing,

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry,

•	place us at a competitive disadvantage relative to our competitors with less debt,

•	render us more vulnerable to general adverse economic and industry conditions, and

•	require us to dedicate a substantial portion of our cash flow to service our debt.

Our ability to satisfy interest payment obligations on our outstanding debt will depend largely on our future performance. Although we believe we have a solid core business and we have implemented a business plan to position HealthSouth for a successful restructuring, we are subject to numerous contingent liabilities and are subject to prevailing economic conditions and to financial, business, and other factors beyond our control. As a result, we cannot assure you that we will be able to generate sufficient cash flow to service our interest payment obligations under our outstanding debt, or that cash flows, future borrowings, or equity financing will be available for the payment or refinancing of our debt. To the extent we are not successful in repaying or negotiating renewals of our borrowings or in arranging new financing, our business and results of operations will be materially and adversely affected.

We have significant cash obligations relating to government settlements that, in addition to our indebtedness, may limit cash flow available for our operations and could impair our ability to service debt or obtain additional financing, if necessary.

In addition to being highly leveraged, we have significant cash obligations we must meet in the near future as a result of recent settlements with various federal agencies. Specifically, we will be paying the remaining balance of our $325 million settlement in quarterly installments over the next three years to satisfy our obligations under a settlement described in Item 1, Business, “Medicare Program Settlement.” Furthermore, we will pay $100 million to the SEC in five installments over a two year period beginning in the fourth quarter of 2005, as described in Item 1, Business, “SEC Settlement.”

We have determined that our internal controls are currently ineffective. The lack of internal controls could adversely affect our financial condition and ability to carry out our strategic business plan.

As discussed in Item 9A, Controls and Procedures, our new management team, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of HealthSouth’s internal controls. They concluded that, as of December 31, 2003, HealthSouth’s disclosure controls and procedures were not effective. In addition, based on work to date, our management, including the chief executive officer and chief financial officer, has concluded that, as of December 31, 2003, HealthSouth’s internal control over financial reporting was not effective. In addition, based on our preliminary assessments to date, we have concluded that our internal control over financial reporting as of December 31, 2004 is not effective. Although we have made substantial improvements in our internal controls, if we are unsuccessful in our focused effort to permanently and effectively remedy the weaknesses in our financial reporting mechanisms and internal controls and to establish and maintain effective corporate governance practices, our financial condition and ability to carry out our strategic business plan, our ability to report our financial condition and results of operations accurately and in a timely manner, and our ability to earn and retain the trust of our patients, physician partners, employees, and security holders could be adversely affected.

Risks Related to Our Business

The continuing time, effort, and expense relating to internal and external investigations, the restatement of historical financial statements, and the development and implementation of improved internal controls and procedures, may have an adverse effect on our business.

In addition to the challenges of the various government investigations and extensive litigation we face, our new management team has spent considerable time and effort dealing with internal and external investigations involving our historical accounting and internal controls, and in developing and implementing accounting policies and procedures, disclosure controls and procedures, and corporate governance policies and procedures. The significant time and effort spent may have adversely affected our operations and may continue to do so in the future.

Current and prospective investors, patients, physician partners, and employees may react adversely to the restatement of our historical financial statements and our inability to file in a timely manner all of our SEC filings.

Our future success depends in large part on the support of our current and future investors, patients, physician partners, and employees. The restatement of our historical financial statements and our inability to file on a timely basis all of our SEC filings has caused negative publicity about us, has resulted in the delisting of our common stock from the NYSE, and has, and may continue to have, a negative impact on the market price of our securities. In addition, the restatement of our historical financial statements and our inability to file all of our SEC filings in a timely manner could cause current and future patients and physician partners to lose confidence in our company, which may affect their willingness to provide care for us or receive care from us. Finally, employees and prospective employees may factor in these considerations relating to our stability and the value of any equity incentives in their decision-making regarding employment opportunities.

If we fail to comply with the extensive laws and government regulations applicable to us, we could suffer penalties or be required to make significant changes to our operations.

We are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. These laws and regulations relate to, among other things:

•	licensure, certification, and accreditation,

•	coding and billing for services,

•	relationships with physicians and other referral sources, including physician self-referral, and anti-kickback laws,

•	adequacy and quality of medical care,

•	quality of medical equipment and services,

•	qualifications, maintenance, and security issues associated with medical records,

•	operating policies and procedures, and

•	addition of facilities and services.

In the future, changes in these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our investment structure, facilities, equipment, personnel, services, capital expenditure programs, operating procedures, and contractual arrangements.

If we fail to comply with applicable laws and regulations, we could be subjected to liabilities, including (1) criminal penalties, (2) civil penalties, including monetary penalties and the loss of our licenses to operate one or more of our facilities, and (3) exclusion or suspension of one or more of our facilities from participation in the Medicare, Medicaid, and other federal and state health care programs.

If we fail to comply with our new Corporate Integrity Agreement, we could be subject to severe sanctions.

In December 2004, we entered into a new corporate integrity agreement with the OIG to promote our compliance with the requirements of Medicare, Medicaid, and all other federal health care programs. Under that agreement, which is effective for five years from January 1, 2005, we are subject to certain administrative requirements and are subject to review of certain Medicare reimbursement procedures by an Independent Review Organization. Our failure to comply with the material terms of the corporate integrity agreement could lead to suspension or exclusion from further participation in federal health care programs, including Medicare and Medicaid, which currently account for a substantial portion of our revenues. Any of these sanctions would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Reductions or changes in reimbursement from government or third party payors could adversely affect our operating results.

We derive a substantial portion of our net operating revenues from the Medicare and Medicaid programs. In 2003, 42.7% of our consolidated net operating revenues were derived from Medicare, 2.1% were derived from Medicaid, 31.3% were derived from managed care and other plans, 9.4% were derived from workers’ compensation payors, and 14.5% were derived from other revenue sources. There are increasing pressures from many payors to control health care costs and to reduce or limit increases in reimbursement rates for medical services. Our operating results could be adversely affected by changes in laws or regulations governing the Medicare and Medicaid programs. See this Item, “Sources of Revenue.”

Historically, Congress and some state legislatures have periodically proposed significant changes in the health care system. Many of these changes have resulted in limitations on and, in some cases, significant reductions in the levels of, payments to health care providers for services under many government reimbursement programs. See this Item, “Regulation” for a discussion of potential changes to the health care system that could materially and adversely affect our business, financial condition, results of operations, and cash flows.

In particular, the revised 75% Rule, which is discussed in this Item, “Sources of Revenues,” is the single biggest operating risk we face. Our inpatient division has begun to deny admissions of certain types of patients at several locations in an attempt to ensure compliance with the revised 75% Rule. We project this reduction in census, unless mitigated, will have a materially adverse impact on the inpatient segment’s revenues. We previously estimated that the revised 75% Rule could negatively impact our net operating revenues by $95 million to $100 million in 2005. Our inpatient division is taking steps to mitigate the impact of the revised 75% Rule, and we previously estimated the impact to our net operating revenues to be approximately $50 million to $55 million when our mitigation strategies are taken into consideration. In the second quarter of 2005, as many of our facilities approach the end of their cost reporting years, we have seen a greater than anticipated decline in inpatient volumes, a significant portion of which is attributable to the revised 75% Rule. Accordingly, the financial impact estimated could be greater than previously disclosed.

Our relationships with third-party payors, such as HMOs and PPOs, are generally governed by negotiated agreements. These agreements set forth the amounts we are entitled to receive for our services. We could be adversely affected in some of the markets where we operate if we are unable to negotiate and maintain favorable agreements with third-party payors.

The adoption of more restrictive Medicare coverage policies at the national and/or local levels could have an adverse impact on our ability to obtain Medicare reimbursement for inpatient rehabilitation services.

Medicare providers also can be negatively affected by the adoption of coverage policies, either at the national or local levels, describing whether an item or service is covered and under what clinical circumstances it is considered to be reasonable, necessary, and appropriate. In the absence of a national coverage determination, local Medicare fiscal intermediaries and carriers may specify more restrictive criteria than otherwise would apply nationally. For instance, Cahaba Government Benefit Administrators, the fiscal intermediary for Alabama, has issued a local coverage determination setting forth very detailed criteria it proposes to use in determining the medical appropriateness of services provided by IRFs. We cannot predict whether other Medicare contractors will adopt additional local coverage determinations or other policies or how these will affect us.

Our facilities face national, regional, and local competition for patients from other health care providers.

We operate in a highly competitive industry. Although we are the largest provider of ambulatory surgery and rehabilitative health care services, and one of the largest providers of outpatient diagnostic services, in the United States, in any particular market we may encounter competition from local or national entities with longer operating histories or other competitive advantages. There can be no assurance that this competition, or other competition which we may encounter in the future, will not adversely affect our business, financial condition, results of operations, or cash flows.

Competition for staffing may increase our labor costs and reduce profitability.

Our operations are dependent on the efforts, abilities, and experience of our management and medical support personnel, such as physical therapists, nurses, and other health care professionals. We compete with other health care providers in recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our facilities. In some markets, the availability of physical therapists, nurses, and other medical support personnel has become a significant operating issue to health care providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to hire more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenues consist of fixed, prospective payments, our ability to pass along increased labor costs is limited. Our failure to recruit and retain qualified management, physical therapists, nurses, and other medical support personnel, or to control our labor costs, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We depend on our relationships with the physicians who use our facilities.

Our business depends upon the efforts of the physicians who provide health care services at our facilities and/or refer their patients to our facilities and the strength of our relationships with these physicians. Each physician referring or treating patients at one of our facilities may also practice at other facilities not owned by us.

At each of our facilities, our business could be adversely affected if a significant number of key physicians or a group of physicians:

•	terminated their relationship with, or reduced their use of, our facilities,

•	failed to maintain the quality of care provided or otherwise adhere to professional standards at our facilities, or

•	exited the market entirely.

Our stock trades on the over-the-counter “Pink Sheets” market and our stock price may be volatile.

In March 2003, the NYSE delisted our common stock. Shortly thereafter, our stock began trading in the over-the-counter “Pink Sheets” market under the symbol HLSH. Although we plan to apply for listing of our stock on either the NYSE or the NASDAQ in 2006, we may not be successful in that effort. Our stock price has been volatile during the past two years and may continue to be volatile for the foreseeable future.

Item 2.	Properties

Our principal executive offices are located in Birmingham, Alabama, where we own and maintain a headquarters building of approximately 200,000 square feet located on an 85-acre corporate campus. In addition to our headquarters building, we lease or own nearly 1,300 facilities through various consolidated entities to support our operations. Our leases generally have initial terms of 5 years, but range from 1 to 99 years. Most of our leases contain options to extend the lease period for up to 5 additional years. Our consolidated entities are sometimes responsible for property taxes, property and casualty insurance, and routine maintenance expenses. Other than our headquarters campus, our acute care hospital located in Birmingham, Alabama, and our “Digital Hospital” described below, none of our other properties is material to our business. Each of our material properties is used by our corporate and other segment, except our Digital Hospital, which is not in use but is held by our corporate and other segment. We have pledged all the property of HealthSouth Corporation as collateral to secure the performance of our obligations under our amended and restated credit agreement. For additional information about our amended and restated credit agreement, see Note 10, Long-term Debt, to our accompanying consolidated financial statements.

We also currently own, and from time to time may acquire, certain other improved and unimproved real properties in connection with our business. See Note 7, Property and Equipment, to our accompanying consolidated financial statements for more information about the properties we own and certain related indebtedness.

Over the past 18 months we have sold approximately $40 million in land and buildings, not including properties sold in connection with the sale of operating facilities. We sold one acute care hospital in June 2001 and another in October 2003. We are currently exploring a sale of our only remaining acute care hospital, which has 219 licensed beds and is located in Birmingham, Alabama, as well as our “Digital Hospital,” which is currently under construction in Birmingham, Alabama. As of December 31, 2004, we had invested $190 million in the Digital Hospital project and estimate it will require an additional $200 million to complete. We have not signed a definitive agreement with respect to the sale of either hospital and there can be no assurance any sale will take place. See Note 7, Property and Equipment, to our accompanying consolidated financial statements, for a discussion of the significant impairment charge we recognized in 2003 relating to the Digital Hospital, as well as the additional impairment charge we plan to recognize in 2004.

Our headquarters, facilities, and other properties are suitable for their respective uses and are, in general, adequate for our present needs. Our properties are subject to various federal, state, and local statutes and ordinances regulating their operation. Management does not believe that compliance with such statutes and ordinances will materially affect our business, financial condition, or results from operations.

Item 3.	Legal Proceedings

Investigations and Proceedings Commenced by the SEC, the Department of Justice, and Other Governmental Authorities

In September 2002, the Securities and Exchange Commission (the “SEC”) notified us that it was conducting an investigation of trading in our securities that occurred prior to an August 27, 2002 press release concerning the impact of new Medicare billing guidance on our expected earnings. On February 5, 2003, the United States District Court for the Northern District of Alabama issued a subpoena requiring us to provide various documents in connection with a criminal investigation of us and certain of our directors, officers, and employees being conducted by the United States Attorney for the Northern District of Alabama. On March 18, 2003, agents from the Federal Bureau of Investigation (the “FBI”) executed a search warrant at our headquarters in connection with the United States Attorney’s investigation and were provided access to a number of financial records and other materials. The agents simultaneously served a grand jury subpoena on us on behalf of the criminal division of the Department of Justice (“DOJ”). Some of our employees also received subpoenas.

On March 19, 2003, the SEC filed a lawsuit captioned Securities and Exchange Commission v. HealthSouth Corp., et al., CV-03-J-0615-S, in the United States District Court for the Northern District of Alabama. The complaint alleges that we overstated earnings by at least $1.4 billion since 1999, and that this overstatement occurred because our then-Chairman and Chief Executive Officer, Richard M. Scrushy, insisted that we meet or exceed earnings expectations established by Wall Street analysts.

The SEC states in its complaint that our actions and those of Mr. Scrushy violated and/or aided and abetted violations of the antifraud, reporting, books-and-records, and internal controls provisions of the federal securities laws. Specifically, the SEC charged us with violations of Section 17(a) of the Securities Act of 1933 (the “Securities Act”) and Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Exchange Act Rules 10b-5, 12b-20, 13a-1, and 13a-13. The SEC sought a permanent injunction against us, civil money penalties, disgorgement of ill-gotten gains and losses avoided, as well as prejudgment interest. On March 19, 2003, we consented to the entry of an order by the court that (1) required us to place in escrow all extraordinary payments (whether compensation or otherwise) to our directors, officers, partners, controlling persons, agents, and employees, (2) prohibited us and our employees from destroying documents relating to our financial activities and/or the allegations in the SEC’s lawsuit against us and Mr. Scrushy, and (3) provided for expedited discovery in the lawsuit brought by the SEC. In an order entered May 7, 2003, the court stayed the SEC’s lawsuit pending the resolution of any criminal charges against Mr. Scrushy.

On June 6, 2005, the SEC approved a settlement (the “SEC Settlement”) with us relating to this lawsuit. Under the terms of the SEC Settlement, we have agreed, without admitting or denying the SEC’s allegations, to be enjoined from future violations of certain provisions of the securities laws. We have also agreed to pay a $100 million civil penalty and disgorgement of $100 to the SEC in installments over two years, beginning in the fourth quarter of 2005. We consented to the entry of a final judgment (which judgment was entered by the United States District Court for the Northern District of Alabama, Southern Division) to implement the terms of the SEC Settlement. See Item 1, Business, “SEC Settlement,” for additional information about the SEC Settlement. Mr. Scrushy remains a defendant in the lawsuit.

On November 4, 2003, Mr. Scrushy was charged in federal court on 85 counts of wrongdoing in connection with his actions while employed by us. A superseding indictment of 58 counts, released on September 29, 2004, added charges of obstruction of justice and perjury while consolidating and eliminating some of the 85 counts of conspiracy, mail fraud, wire fraud, securities fraud, false statements, false certifications, and money laundering that were previously charged. The superseding indictment also seeks the forfeiture of $278 million in property from Mr. Scrushy allegedly derived from his offenses. The trial of Mr. Scrushy on the charges set forth in the superseding indictment began on January 25, 2005 and is ongoing. Some of the charges have been dismissed by the court.

On April 10, 2003, the DOJ’s civil division notified us that it was expanding its investigation (which began with the lawsuit United States ex rel. Devage v. HealthSouth Corp., et al., C.A. No. SA-98-EA-0372-FV, filed in the United States District Court for the Western District of Texas, as discussed in Item 1) into allegations of fraud associated with Medicare cost reports submitted by us for fiscal years 1995 through 2002. We subsequently received subpoenas from the Office of Inspector General (the “OIG”) of the United States Department of Health and Human Services and requests from the DOJ’s civil division for documents and other information regarding this investigation. As described in Item 1, “Medicare Program Settlement,” on December 30, 2004, we announced that we had entered into a global settlement agreement with the DOJ’s civil division and other parties to resolve the primary claims made in the Devage litigation, although the DOJ’s civil division continues to review certain self-disclosures made by us to the OIG.

In the summer of 2003, we discovered certain irregular payments made to a foreign official under a consulting agreement entered into in connection with an October 2000 agreement between us and the Sultan Bin Abdul Aziz Foundation to manage an inpatient rehabilitation hospital in Riyadh, Saudi Arabia. We notified the DOJ immediately, and we have cooperated fully with the investigation. One former executive pled guilty to charges of wire fraud in connection with the irregular payments, and another former executive pled guilty to charges of making a false statement to government investigators in connection with the investigation. Two additional former executives have been acquitted of charges that they participated in the fraud. We terminated the

October 2000 agreement and entered into a new agreement, effective January 1, 2004, to manage the Riyadh facility. Effective October 2004, we terminated our relationship with the Sultan Bin Abdul Aziz Foundation and the Riyadh facility entirely.

At least 17 of our former officers, including all five of our former chief financial officers, have agreed to plead guilty to federal criminal charges filed in connection with the investigations described above. These individuals pled guilty to a variety of charges, including securities fraud, accounting fraud, filing false tax returns, making a false statement to governmental authorities, falsifying books and accounts, wire fraud, conspiracy, and falsely certifying financial information with the SEC.

Securities Litigation

On June 24, 2003, the United States District Court for the Northern District of Alabama consolidated a number of separate securities lawsuits filed against us under the caption In re HealthSouth Corp. Securities Litigation, Master Consolidation File No. CV-03-BE-1500-S (the “Consolidated Securities Action”). The Consolidated Securities Action included two prior consolidated cases (In re HealthSouth Corp. Securities Litigation, CV-98-J-2634-S and In re HealthSouth Corp. 2002 Securities Litigation, Consolidated File No. CV-02-BE-2105-S) as well as six lawsuits filed in 2003. Including the cases previously consolidated, the Consolidated Securities Action comprised over 40 separate lawsuits. The court divided the Consolidated Securities Action into two subclasses:

•	Complaints based on purchases of our common stock were grouped under the caption In re HealthSouth Corp. Stockholder Litigation, Consolidated Case No. CV-03-BE-1501-S (the “Stockholder Securities Action”), which was further divided into complaints based on purchases of our common stock in the open market (grouped under the caption In re HealthSouth Corp. Stockholder Litigation, Consolidated Case No. CV-03-BE-1501-S) and claims based on the receipt of our common stock in mergers (grouped under the caption HealthSouth Merger Cases, Consolidated Case No. CV-98-2777-S). Although the plaintiffs in the HealthSouth Merger Cases have separate counsel and have filed separate claims, the HealthSouth Merger Cases are otherwise consolidated with the Stockholder Securities Action for all purposes.

•	Complaints based on purchases of our debt securities were grouped under the caption In re HealthSouth Corp. Bondholder Litigation, Consolidated Case No. CV-03-BE-1502-S (the “Bondholder Securities Action”).

On January 8, 2004, the plaintiffs in the Consolidated Securities Action filed a consolidated class action complaint. The complaint names us as a defendant, as well as more than 30 of our current and former employees, officers and directors, the underwriters of our debt securities, and our former auditor. The complaint alleges, among other things, (1) that we misrepresented or failed to disclose certain material facts concerning our business and financial condition and the impact of the Balanced Budget Act of 1997 on our operations in order to artificially inflate the price of our common stock, (2) that from January 14, 2002 through August 27, 2002, we misrepresented or failed to disclose certain material facts concerning our business and financial condition and the impact of the changes in Medicare reimbursement for outpatient therapy services on our operations in order to artificially inflate the price of our common stock, and that some of the individual defendants sold shares of such stock during the purported class period, and (3) that Richard M. Scrushy instructed certain former senior officers and accounting personnel to materially inflate our earnings to match Wall Street analysts’ expectations, and that senior officers of HealthSouth and other members of a self-described “family” held meetings to discuss the means by which our earnings could be inflated and that some of the individual defendants sold shares of our common stock during the purported class period. The consolidated class action complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act, and claims under Sections 10(b), 14(a), 20(a) and 20A of the Exchange Act.

We have moved to dismiss in part the claims against us. We continue discussions with the parties to this litigation and await a ruling on the identity of the lead plaintiff and lead counsel in the Stockholder Securities Action.

On March 17, 2004, an individual securities fraud action captioned Amalgamated Gadget, L.P. v. HealthSouth Corp., 4-04CV-198-A, was filed in the United States District Court for the Northern District of Texas. The complaint made allegations similar to those in the Consolidated Securities Action and asserted claims under the federal securities laws and Texas state law based on the plaintiff’s purchase of $24 million in face amount of 3.25% convertible debentures. The court denied our motion to transfer the action to the United States District Court for the Northern District of Alabama, and also denied our motion to dismiss. This action has been settled by the agreement of the parties and dismissed with prejudice.

On November 24, 2004, an individual securities fraud action captioned Burke v. HealthSouth Corp., et al., 04-B-2451 (OES), was filed in the United States District Court of Colorado against us, some of our former directors and officers, and our former auditors. The complaint makes allegations similar to those in the Consolidated Securities Action and asserts claims under the federal securities laws and Colorado state law based on plaintiff’s alleged receipt of unexercised options and his open-market purchases of our stock. By order dated May 3, 2005, the action was transferred to the United States District Court for the Northern District of Alabama, where it remains pending.

Derivative Litigation

Between 1998 and 2004, a number of lawsuits purporting to be derivative actions (i.e., lawsuits filed by shareholder plaintiffs on our behalf) were filed in several jurisdictions, including the Circuit Court for Jefferson County, Alabama, the Delaware Court of Chancery, and the United States District Court for the Northern District of Alabama. Most of these lawsuits have been consolidated as described below:

•	All derivative complaints filed in the Circuit Court of Jefferson County, Alabama since 2002 have been consolidated and stayed in favor of the first-filed action captioned Tucker v. Scrushy, No. CV-02-5212, filed August 28, 2002. Although Tucker is ongoing, the Circuit Court has stayed discovery pending the criminal trial of Richard M. Scrushy. The Tucker complaint names as defendants a number of former HealthSouth officers and directors. Tucker also asserts claims on our behalf against Ernst & Young LLP, UBS Group, and UBS Investment Services, as well as against MedCenterDirect.com, Source Medical Solutions, Inc., Capstone Capital Corp., Healthcare Realty Trust, and G.G. Enterprises.

•	Two derivative lawsuits filed in the United States District Court for the Northern District of Alabama were consolidated under the caption In re HealthSouth Corp. Derivative Litigation, CV-02-BE-2565. The court has stayed further action in In re HealthSouth Corp. Derivative Litigation in deference to the litigation pending in state courts in Alabama and Delaware.

•	Two derivative lawsuits filed in the Delaware Court of Chancery were consolidated under the caption In re HealthSouth Corp. Shareholders Litigation, Consolidated Case No. 19896. Plaintiffs’ counsel in this litigation and in Tucker have agreed to litigate all claims asserted in those lawsuits in the Tucker litigation, except for claims relating to an agreement to retire a HealthSouth loan to Richard M. Scrushy with shares of our stock (the “Buyback Claim”). On November 24, 2003, the court granted the plaintiffs’ motion for summary judgment on the Buyback Claim and rescinded the retirement of Scrushy’s loan. The court’s judgment was affirmed on appeal. Although a final judgment has been awarded to us on the Buyback Claim, neither we nor the plaintiffs have been able to recover on the judgment because Mr. Scrushy’s assets have been frozen pending the resolution of criminal charges against him. The plaintiffs’ remaining claims are being litigated in Tucker.

When originally filed, the primary allegations in the Tucker case involved self-dealing by Richard M. Scrushy and other insiders through transactions with various entities allegedly controlled by Mr. Scrushy. The complaint was amended four times to add additional defendants and include claims of accounting fraud, improper Medicare billing practices, and additional self-dealing transactions. The Second Amended Complaint, filed on March 21, 2003, added Ernst & Young LLP as a defendant and alleged it was liable for negligently, wantonly, and/or recklessly failing to perform its professional obligations as an independent auditor. The Third Amended Complaint, filed on August 8, 2003, added UBS as a defendant and alleged that it was liable for breaching its fiduciary duties to us and for aiding and abetting the accounting fraud by “falsely promoting” our stock despite knowledge of inflated financial information. The other consolidated cases contain similar claims.

On September 8, 2003, a derivative lawsuit captioned Teachers Retirement Sys. of Louisiana v. Scrushy, C.A. No. 20529-NC, was filed in the Delaware Court of Chancery. The complaint contains allegations similar to those made in the Tucker case, class claims, as well as a request for relief seeking an order compelling us to hold an annual meeting of stockholders. On December 2, 2003, we announced a settlement of the plaintiff’s claims seeking an annual meeting of stockholders. The Court of Chancery has stayed the remaining claims in favor of earlier-filed litigation in Alabama. This case was not consolidated with In re HealthSouth Corp. Shareholders Litigation.

On November 19, 2004, a derivative lawsuit captioned Campbell v. HealthSouth Corp., Scrushy, et al., CV-04-6985, was filed in Circuit Court of Jefferson County, Alabama, alleging that we wrongfully refused to file with the Internal Revenue Service refund requests for overpayment of taxes and seeking an order allowing the plaintiff to file claims for refund of excess tax paid by us. This suit was filed just prior to the voluntary dismissal of a similar suit brought by the same plaintiff in the United States District Court for the Northern District of Alabama. We have informed the plaintiff that we intend to file any appropriate applications for tax refunds within the applicable time periods, consistent with the advice of our tax counsel. This lawsuit was not consolidated with the Tucker case because it involves different claims. It is still pending.

Litigation by and Against Former Independent Auditors

On March 18, 2005, Ernst & Young LLP filed a lawsuit captioned Ernst & Young LLP v. HealthSouth Corp., CV-05-1618, in the Circuit Court of Jefferson County, Alabama. The complaint asserts that the filing of the claims against us was for the purpose of suspending any statute of limitations applicable to those claims. The complaint alleges that we provided Ernst & Young LLP with fraudulent management representation letters, financial statements, invoices, bank reconciliations, and journal entries in an effort to conceal accounting fraud. Ernst & Young LLP claims that as a result of our actions, Ernst & Young LLP’s reputation has been injured and it has and will incur damages, expense, and legal fees. Ernst & Young LLP seeks recoupment and setoff of any recovery against Ernst & Young LLP in the Tucker case, as well as litigation fees and expenses, damages for loss of business and injury to reputation, and such other relief to which it may be entitled. On April 1, 2005, we answered Ernst & Young LLP’s claims and asserted counterclaims alleging, among other things, that from 1996 through 2002, when Ernst & Young LLP served as our independent auditors, Ernst & Young LLP acted recklessly and with gross negligence in performing its duties, and specifically that Ernst & Young LLP failed to perform reviews and audits of our financial statements with due professional care as required by law and by its contractual agreements with us. Our counterclaims further allege that Ernst & Young LLP either knew of or, in the exercise of due care, should have discovered and investigated the fraudulent and improper accounting practices being directed by Richard M. Scrushy and certain other officers and employees, and should have reported them to our board of directors and the Audit Committee. The counterclaims seek compensatory and punitive damages, disgorgement of fees received from us by Ernst & Young LLP, and attorneys’ fees and costs.

ERISA Litigation

In 2003, six lawsuits were filed in the United States District Court for the Northern District of Alabama against us and some of our current and former officers and directors alleging breaches of fiduciary duties in connection with the administration of our Employee Stock Benefit Plan (the “ESOP”). These lawsuits have been consolidated under the caption In re HealthSouth Corp. ERISA Litigation, Consolidated Case No. CV-03-BE-1700-S. The plaintiffs filed a consolidated complaint on December 19, 2003 that alleges, generally, the fiduciaries to the ESOP breached their duties to loyally and prudently manage and administer the ESOP and its assets in violation of sections 404 and 405 of the Employee Retirement Income Security Act of 1974, 29 U.S.C. § 1001 et seq. (“ERISA”), by failing to monitor the administration of the ESOP, failing to diversify the portfolio held by the ESOP, and failing to provide other fiduciaries with material information about the ESOP. The plaintiffs seek actual damages including losses suffered by the plan, imposition of a constructive trust, equitable and injunctive relief against further alleged violations of ERISA, costs pursuant to 29 U.S.C. § 1132(g), and attorneys’ fees. The plaintiffs also seek damages related to losses under the plan as a result of alleged imprudent investment of plan assets, restoration of any profits made by the defendants through use of plan assets, and restoration of profits that the plan would have made if the defendants had fulfilled their fiduciary obligations. The parties to this litigation are actively involved in settlement negotiations.

Insurance Coverage Litigation

In 2003, approximately 14 insurance companies filed complaints in state and federal courts in Alabama, Delaware, and Georgia alleging that the insurance policies issued by those companies to us and/or some of our directors and officers should be rescinded on grounds of fraudulent inducement. The complaints also seek a declaration that we and/or some of our current and former directors and officers are not covered under various insurance policies. These lawsuits challenge the majority of our director and officer liability policies, including our primary director and officer liability policy in effect for the claims at issue. Actions filed by insurance companies in the United States District Court for the Northern District of Alabama were consolidated for pretrial and discovery purposes under the caption In re HealthSouth Corp. Insurance Litigation, Consolidated Case No. CV-03-BE-1139-S. Three lawsuits filed by insurance companies in the Circuit Court of Jefferson County, Alabama have been consolidated with the Tucker case for discovery and other pretrial purposes. Cases related to insurance coverage that were filed in Georgia and Delaware have been dismissed. We have filed counterclaims against a number of the plaintiffs in these cases alleging, among other things, bad faith for wrongful failure to provide coverage.

Litigation by Former Officers

Richard M. Scrushy filed two lawsuits against us in the Delaware Court of Chancery. One lawsuit, captioned Scrushy v. HealthSouth Corp., C.A. No. 20357-NC, filed on June 10, 2003, sought indemnification and advancement of Mr. Scrushy’s legal fees. The other lawsuit, captioned Scrushy v. Gordon, et al., C.A. No. 20375, filed June 16, 2003, named us and our then-current directors as defendants and petitioned the court to enjoin the defendants from excluding Mr. Scrushy from board meetings and from conducting the business of HealthSouth exclusively through the meetings of the Special Committee. The second lawsuit also sought access to certain information, including meetings of the Special Committee. Both lawsuits were voluntarily dismissed without prejudice.

On August 22, 2003, Anthony Tanner, our former Secretary and Executive Vice President—Administration and Secretary, filed a petition in the Circuit Court of Jefferson County, Alabama, captioned In re Tanner, CV-03-5378, seeking permission to obtain certain information through the discovery process prior to filing a lawsuit. That petition was voluntarily dismissed with prejudice on August 11, 2004. On December 29, 2004, Mr. Tanner filed a lawsuit in the Circuit Court of Jefferson County, Alabama, captioned Tanner v. HealthSouth Corp., CV-04-7715, alleging that we breached his employment contract by failing to pay certain retirement benefits. The complaint requests damages, a declaratory judgment, and a preliminary injunction to require payment of past due amounts under the contract and reinstatement of the claimed retirement benefits.

On December 23, 2003, Jason Hervey, one of our former officers, filed a lawsuit captioned Hervey v. HealthSouth Corp., et al., CV-03-8031, in the Circuit Court of Jefferson County, Alabama. The complaint sought compensatory and punitive damages in connection with our alleged breach of his employment contract. We settled this lawsuit in 2005.

Litigation Against Former Officers

On June 10, 2004, we filed a collection action in the Circuit Court of Jefferson County, Alabama, captioned HealthSouth Corp. v. James Goodreau, CV-04-3619, to collect unpaid loans in the original principal amount of $55,500 that we made to James A. Goodreau, our former Director of Corporate Security, while he was a HealthSouth employee. Mr. Goodreau has asserted counterclaims against us seeking monetary damages in an unspecified amount and equitable relief based upon his contention that he was promised lifetime employment with us by Mr. Scrushy. This case is still pending.

On August 30, 2004, we filed a collection action in the United States District Court for the Northern District of Alabama, captioned HealthSouth Corp. v. Daniel J. Riviere, CV-04-CO-2592-S, to collect unpaid loans in the original principal amount of $3,163,421 that we made to Daniel J. Riviere, our former President – Ambulatory Services Division, while he was a HealthSouth employee. Mr. Riviere filed a six-count counterclaim against us on April 5, 2005 seeking (1) severance benefits exceeding $2 million under a written employment agreement dated March 18, 2003, (2) a declaratory judgment that the non-compete clause in his employment agreement is void, (3) damages in an unspecified amount based on stock allegedly purchased and held by him in reliance on misrepresentations made by Richard M. Scrushy, (4) $500,000 in lost profits based allegedly on us forcing him to sell shares of our common stock after he was terminated, (5) damages in an unspecified amount based on our alleged conversion of the cash value of certain insurance policies after his termination, and (6) set-off of any award from his counterclaim against unpaid loans we made to him. On April 5, 2005, Mr. Riviere commenced a Chapter 7 bankruptcy case in the U.S. Bankruptcy Court for the Northern District of Florida, Case No. 05-30718-LMK, and this lawsuit is stayed pending resolution of the bankruptcy proceedings.

Litigation by Former Medical Director

On April 5, 2001, Helen M. Schilling, one of our former medical directors, filed a lawsuit captioned Helen M. Schilling, M.D. v. North Houston Rehabilitation Associates d/b/a HealthSouth Houston Rehabilitation Institute, Romano Rehabilitation Hospital, Inc. and Anne Leon, Cause No. 01-04-02243-CV, in the 410th Judicial District Court of Montgomery County, Texas. The plaintiff claimed, among other things, that we wrongfully terminated her medical director agreement. On November 5, 2003, after a jury trial, the court entered a final judgment awarding the plaintiff $465,000 in compensatory damages and $865,000 in exemplary damages. We appealed the judgment and settled the case while on appeal in 2005.

Certain Regulatory Actions

The False Claims Act, 18 U.S.C. § 287, allows private citizens, called “relators,” to institute civil proceedings alleging violations of the False Claims Act. These so-called qui tam, or “whistleblower,” cases are sealed by the court at the time of filing. The only parties privy to the information contained in the complaint are the relator, the federal government, and the presiding court. We recently settled one qui tam lawsuit, Devage, which is discussed in Item 1. We are aware of two other qui tam lawsuits, Mathews and Colbert, which are discussed below. It is possible that additional qui tam lawsuits have been filed against us and that we are unaware of such filings or have been ordered by the presiding court not to discuss or disclose the filing of such lawsuits. Thus, we may be subject to liability exposure under one or more undisclosed qui tam cases brought pursuant to the False Claims Act.

On April 1, 1999, a plaintiff relator filed a lawsuit captioned United States ex rel. Mathews v. Alexandria Rehabilitation Hospital, CV-99-0604, in the United States District Court for the Western District of Louisiana. On February 29, 2000, the United States elected not to intervene in the lawsuit. The complaint alleged, among other things, that we filed fraudulent reimbursement claims under the Medicare program on a nationwide basis. The district court dismissed the False Claims Act allegations of two successive amended complaints. However, the district court’s dismissal of the third amended complaint with prejudice was partially reversed by the United States Court of Appeals for the Fifth Circuit on October 22, 2002. The case was remanded to the district court, and our subsequent motion to dismiss was denied on February 21, 2004. The case will proceed into discovery on False Claims Act allegations concerning one HealthSouth facility during a specific timeframe.

On January 30, 2001, a plaintiff relator filed a lawsuit captioned United States ex rel. Colbert v. Blue Cross and Blue Shield of Alabama and HealthSouth Corp., CV-01-C-0292-S, in the United States District Court for the Northern District of Alabama. The lawsuit, in which the United States did not intervene, alleged, among other things, that we conspired with Blue Cross and Blue Shield of Alabama (“Blue Cross”) to hinder Blue Cross’ investigative functions in administering the Medicare program by having Blue Cross terminate, on a pretextual basis, the relator’s employment with Blue Cross. The complaint also claimed that we conspired with Blue Cross to (1) violate the whistleblower retaliation provision of the False Claims Act by having Blue Cross terminate the relator’s employment and (2) have certain unidentified false claims allowed or paid by Blue Cross under the Medicare program. The parties filed a joint stipulation of dismissal with prejudice and the case has been dismissed.

Americans with Disabilities Act Litigation

On April 19, 2001 a nationwide class action now captioned Michael Yelapi, et al. v. St. Petersburg Surgery Center, et al., Case No:8:01-CV-787-T-17EAJ, was filed in the United States District Court for the Middle District of Florida alleging violations of the Americans with Disabilities Act, 42 U.S.C. § 12181, et seq. (the “ADA”) and the Rehabilitation Act of 1973, 92 U.S.C. § 792 et seq. (the “Rehabilitation Act”) at our facilities. The complaint alleges violations of the ADA and Rehabilitation Act for the purported failure to remove barriers and provide accessibility to our facilities, including reception and admitting areas, signage, restrooms, phones, paths of access, elevators, treatment and changing rooms, parking, and door hardware. As a result of these alleged violations, the plaintiffs are seeking an injunction ordering that we make necessary modifications to achieve compliance with the ADA and the Rehabilitation Act, as well as attorneys’ fees. We have entered into a settlement agreement with the plaintiffs that would require us to correct any deficiencies under the ADA and the Rehabilitation Act at all of our facilities. We are awaiting an order approving the settlement agreement from the court.

General Medicine, P.C. and Meadowbrook Actions

Pursuant to a Plan and Agreement of Merger dated February 17, 1997, Horizon/CMS Healthcare Corporation (“Horizon/CMS”) became a wholly-owned subsidiary of HealthSouth Corporation. At the time of the merger, there was pending against Horizon/CMS in the United States District Court for the Eastern District of Michigan a lawsuit captioned General Medicine, P.C. v. Horizon/CMS Healthcare Corporation, CV-96-72624. The complaint alleged that Horizon/CMS wrongfully terminated a contract with General Medicine, P.C. (“General Medicine”) for the provision of medical directorship services to long-term care facilities owned and/or operated by Horizon/CMS. Effective December 31, 2001, while this litigation was pending, we sold all of our stock in Horizon/CMS to Meadowbrook Healthcare Corporation (“Meadowbrook”) pursuant to a Stock Purchase Agreement dated November 2, 2001. On May 3, 2004, Horizon/CMS consented to the entry of a $376 million final judgment in favor of General Medicine (the “Consent Judgment”). At the time of the Consent Judgment, we had no ownership or other interest in Horizon/CMS.

On August 16, 2004, General Medicine filed a lawsuit captioned General Medicine, P.C. v. HealthSouth Corp., CV-04-958, in the Circuit Court of Shelby County, Alabama, seeking to recover the amount of the Consent Judgment from us. The complaint alleges that while Horizon/CMS was a wholly-owned subsidiary of HealthSouth Corporation and General Medicine was an existing creditor of Horizon/CMS, we caused Horizon/CMS to transfer assets to us thereby rendering Horizon/CMS insolvent and unable to pay its creditors. The complaint asserts that these transfers were made for less than a reasonably equivalent value and/or with the actual intent to defraud creditors of Horizon/CMS, including General Medicine, in violation of the Alabama Uniform Fraudulent Transfer Act. General Medicine’s complaint requests relief including the avoidance of the subject transfers of assets, attachment of the assets transferred to us, appointment of a receiver over the transferred properties, and a monetary judgment for the value of properties transferred.

On February 28, 2005, the Circuit Court of Shelby County, Alabama entered an order transferring the General Medicine case to the Circuit Court of Jefferson County, Alabama, where it was assigned case number CV-05-1483. On April 28, 2005, we filed an “Answer and Third-Party Complaint” denying liability and joining Meadowbrook as a third-party defendant in the lawsuit. In our Third-Party Complaint, we seek a judgment declaring that Meadowbrook is contractually obligated under the Stock Purchase Agreement dated November 2, 2001, to indemnify us and hold us harmless against the claims asserted by General Medicine in its complaint. Meadowbrook has filed a declaratory judgment action against us in the Circuit Court of Shelby County, Alabama, captioned Meadowbrook Healthcare Corporation v. HealthSouth Corp., CV-04-1131, seeking a declaration that it is not contractually obligated to indemnify us against General Medicine’s complaint. On May 9, 2005, the Circuit Court of Shelby County, Alabama entered an order transferring the Meadowbrook case to the Circuit Court of Jefferson County, Alabama, where it was assigned case number CV-05-3042. We have filed a Motion to Consolidate the General Medicine and Meadowbrook cases.

For additional information about Meadowbrook, see Note 7, Property and Equipment, to the accompanying consolidated financial statements.

Massachusetts Real Estate Actions

On February 3, 2003, HRPT Properties Trust (“HRPT”) filed a lawsuit against Senior Residential Care/North Andover, Limited Partnership (“SRC”) in the Land Court for the Commonwealth of Massachusetts captioned HRPT Properties Trust v. Senior Residential Care/North Andover, Limited Partnership, Misc. Case No. 287313, in which it claimed an ownership interest in certain parcels of real estate in North Andover, Massachusetts and alleged that SRC unlawfully occupied and made use of those properties. On March 17, 2003, we (and our subsidiary, Greenery Securities Corp.) moved to intervene in this case claiming ownership of the disputed property pursuant to an agreement that involved the conveyance of five nursing homes. We seek to effect a transfer of title to the disputed property by HRPT to us or our nominee.

On April 16, 2003, Senior Housing Properties Trust (“SNH”) and its wholly owned subsidiary, HRES1 Properties Trust (“HRES1”), filed a lawsuit against us in Land Court for the Commonwealth of Massachusetts captioned Senior Housing Properties Trust and HRES1 Properties Trust v. HealthSouth Corporation, Misc. Case No 289182, seeking reformation of a lease pursuant to which we, through subsidiaries, operate the Braintree Rehabilitation Hospital in Braintree, Massachusetts and the New England Rehabilitation Hospital in Woburn, Massachusetts. HRES1 and SNH allege that certain of our representatives made false statements regarding our financial condition, thereby inducing HRES1 to enter into lease terms and other arrangements to which it would not have otherwise agreed. HRES1 and SNH have since amended their complaint to add claims for rescission and damages for fraud. HRES1 and SNH seek to reform the lease to increase the annual rent from $8.7 million to $10.3 million, to increase the repurchase option price at the end of the lease term to $80.3 million from $40 million, and to change the lease term to expire on January 1, 2006 instead of December 31, 2011. We filed an answer to the complaint and amended complaint denying the allegations, and we asserted claims against HRPT and counterclaims against SNH and HRES1 for breach of contract, reformation, and fraud based on the failure to convey title to the property in North Andover. We also seek damages incurred as a result of that failure to convey.

The two actions in the Land Court have been consolidated for all purposes, and the parties are still in the discovery phase of the proceedings. A trial will be scheduled after December 1, 2005.

In a related action, on November 2, 2004, we filed a lawsuit in the Commonwealth of Massachusetts, Middlesex County Superior Court, captioned HealthSouth Corporation v. HRES1 Properties Trust, Case No 04-4345, in response to our receipt of a notice from HRES1 Properties Trust (“HRES1”) purporting to terminate our lease governing the Braintree Rehabilitation Hospital in Braintree, Massachusetts and the New England Rehabilitation Hospital in Woburn, Massachusetts due to our alleged failure to furnish quarterly and annual financial information pursuant to the terms of the lease. In the lawsuit, we seek a declaration that we are not in default of our obligations under the lease, as well as an injunction preventing HRES1 from terminating the lease, taking possession of the property on which the hospitals and facilities are located, and assuming or acquiring the hospital businesses and any licenses related thereto. We filed an amended complaint asserting violations of the Massachusetts unfair and deceptive business practices statute. On November 8, 2004, HRES1 and SNH, its parent, filed a counterclaim seeking a declaration that it lawfully terminated the lease and an order requiring us to use our best efforts to transfer the licenses for the hospitals and to continue to manage the hospitals during the time necessary to effect such transfer. The case is currently pending.

Other Litigation

On September 17, 1998, John Darling, who was one of the federal False Claims Act relators in the now-settled Devage case (see discussion in Item 1), filed a lawsuit captioned Darling v. HealthSouth Sports Medicine & Rehabilitation, et al., 98-6110-CI-20, in the Circuit Court for Pinellas County, Florida. The complaint alleges that Mr. Darling was injured while receiving physical therapy during a 1996 visit to a HealthSouth outpatient rehabilitation facility in Clearwater, Florida. The complaint was amended in December 2004 to add a punitive damage claim. This amended complaint alleges that fraudulent misrepresentations and omissions by us resulted in the injury to Mr. Darling. We recently participated in an unsuccessful court-ordered mediation. The case is scheduled for trial in July 2005.

We have been named as a defendant in two lawsuits brought by individuals in the Circuit Court of Jefferson County, Alabama, Nichols v. HealthSouth Corp., CV-03-2023, filed March 28, 2003, and Hilsman v. Ernst & Young, HealthSouth Corp., et al., CV-03-7790, filed December 12, 2003. The plaintiffs allege that we, some of our former officers, and our former auditor engaged in a scheme to overstate and misrepresent our earnings and financial condition. The plaintiffs seek compensatory and punitive damages. On March 24, 2003, a lawsuit captioned Warren v. HealthSouth Corp., et al., CV-03-5967, was filed in the Circuit Court of Montgomery County, Alabama. The lawsuit, which claims damages for the defendants’ alleged negligence, wantonness, fraud and breach of fiduciary duty, was transferred to the Circuit Court of Jefferson County, Alabama. Each of the lawsuits described in this paragraph has been consolidated with the Tucker case for discovery and other pretrial purposes.

On June 30, 2004, two physical therapy providers in New Jersey filed a class action lawsuit captioned William Weiss Physical Therapy, et al., v. HealthSouth Corporation, et al., Docket No. BER-L-10218-04 (N.J. Super.) in the Superior Court of New Jersey. The nine count complaint alleges certain unfair trade practices in offering physical therapy services in violation of the New Jersey Physical Therapy Licensing Act of 1983. This case has been dismissed with prejudice.

On May 13, 2003, Plano Hospital Investors, Inc. (“Plano”) filed a complaint captioned Plano Hospital Investors, Inc., et al., v. HealthSouth Corp., et al., Cause No. 219-1416-03, in the 219th Judicial District Court of Collin County, Texas. Plano is a limited partner in Collin County Rehab Associates Limited Partnership, a partnership in which we, through wholly owned subsidiaries, are the general partner and hold limited partner interests. Plano alleges that we conducted unauthorized and improper sweeps of partnership funds into a HealthSouth centralized cash management account instead of a partnership account, that we improperly received late partnership distributions, and that the predecessor general partner took a negative capital contribution improperly increasing its interest, and upon the sale of that interest to us, our interest, in the partnership. The plaintiff seeks injunctive relief and unspecified damages. The parties to this lawsuit are currently engaged in settlement negotiations.

On December 28, 2004, we commenced a collection action in the Circuit Court of Jefferson County, Alabama, captioned HealthSouth Medical Center, Inc. v. Neurological Surgery Associates, P.C., CV-04-7700, to

collect unpaid loans in the original principal amount of $275,000 made to Neurological Surgery Associates, P.C. (“NSA”), pursuant to a written Practice Guaranty Agreement. The purpose of the loans was to enable NSA to employ a physician who would bring necessary specialty skills to patients served by both NSA and our acute-care hospital in Birmingham, Alabama. NSA has asserted counterclaims that we breached verbal promises to lease space and employees from NSA, to pay NSA for billing and coding services performed by NSA on behalf of the subject physician-employee, and to pay NSA to manage the subject physician-employee.

On April 15, 2004, Klemett L. Belt, Jr. filed a complaint captioned Belt v. HealthSouth Corp., CV-2004-02517, in the Second Judicial District Court of Bernalillo County, New Mexico. Mr. Belt, a former executive officer and director of Horizon/CMS Healthcare Corporation, entered into a Non-Competition and Retirement Agreement with Horizon/CMS that we subsequently assumed in our acquisition of Horizon/CMS pursuant. Mr. Belt alleged in his complaint that he was entitled to retirement benefits, life insurance and, in the event of certain events of default, liquidated damages pursuant to a contractual provision requiring that the life insurance policies be fully paid and permitting Mr. Belt to receive a lump sum cash payment in lieu of certain unpaid retirement benefits. Mr. Belt alleges that we defaulted under the terms of the agreement due to our nonpayment of insurance policy premium payments beginning on December 31, 2003. As a result of our alleged default under the agreement, Mr. Belt sought liquidated damages in lieu of retirement benefits, payment of insurance policy premiums, amounts sufficient to compensate Mr. Belt for excess income taxes, interest, expenses, attorneys’ fees, and such other relief as may be determined by the court. We entered into a settlement agreement with Mr. Belt pursuant to which we must pay certain damages and relinquish our right to receive returned insurance premiums, if any, under a split dollar arrangement.

Item 4.	Submission of Matters to a Vote of Security Holders

On March 16, 2004, we commenced a solicitation of consents seeking approval of proposed amendments to, and waivers under, the indentures governing our 6.875% Senior Notes due 2005, 7.375% Senior Notes due 2006, 7.000% Senior Notes due 2008, 8.500% Senior Notes due 2008, 8.375% Senior Notes due 2011, 7.625% Senior Notes due 2012, and 10.750% Senior Subordinated Notes due 2008 on issues relating to our inability to provide current financial statements and our ability to incur indebtedness under certain circumstances. On May 7, 2004, we announced that we were amending the solicitation of consents from holders of our 10.750% Senior Subordinated Notes due 2008 to further conform the definition of “Refinancing Indebtedness” in the indenture governing our 10.750% Senior Subordinated Notes to the definition in the indentures governing our senior notes. On June 24, 2004, we announced that we had closed all of our consent solicitations for our outstanding public debt. The vote totals for the consents are set forth on the following table:

Notes	Principal Amount Outstanding ($)	Principal Amount Voted For ($)	Principal Amount Voted Against ($)	Principal Amount Abstained ($)
6.875% Senior Notes due 2005	245,000,000	243,212,000	0	1,788,000
7.375% Senior Notes due 2006	180,300,000	179,442,000	0	858,000
7.000% Senior Notes due 2008	250,000,000	247,320,000	0	2,680,000
8.500% Senior Notes due 2008	343,000,000	312,051,000	11,580,000	19,369,000
8.375% Senior Notes due 2011	347,700,000	347,659,976	0	40,024
7.625% Senior Notes due 2012	908,700,000	908,146,000	250,000	304,000
10.750% Senior Sub. Notes due 2008	319,260,000	284,807,000	50,000	34,403,000

In connection with the consummation of the consent solicitations, we executed the following supplemental indentures as of May 14, 2004:

•	Second Supplemental Indenture to the Indenture, dated as of February 1, 2001, between us and The Bank of New York, as trustee, governing our 8.500% Senior Notes due 2008

•	Second Supplemental Indenture to the Indenture, dated as of September 25, 2000, between us and HSBC Bank USA, as successor trustee to The Bank of New York, governing our 10.750% Senior Subordinated Notes due 2008

We also executed the following supplemental indentures as of June 24, 2004:

•	First Supplemental Indenture to the Indenture, dated as of June 22, 1998, between us and Wilmington Trust Company, as successor trustee to PNC Bank, National Association, governing our 6.875% Senior Notes due 2005

•	Second Supplemental Indenture to the Indenture, dated as of September 28, 2001, between us and Wilmington Trust Company, as successor trustee to National City Bank, governing our 7.375% Senior Notes due 2006

•	First Supplemental Indenture to the Indenture, dated as of June 22, 1998, between us and Wilmington Trust Company, as successor trustee to PNC Bank, National Association, governing our 7.000% Senior Notes due 2008

•	Second Supplemental Indenture to the Indenture, dated as of September 28, 2001, between us and Wilmington Trust Company, as successor trustee to National City Bank, governing our 8.375% Senior Notes due 2011

•	First Supplemental Indenture to the Indenture, dated as of May 22, 2002, between us and The Bank of Nova Scotia Trust Company of New York, as trustee, governing our 7.625% Senior Notes due 2012

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On March 19, 2003, after the Securities and Exchange Commission issued an Order of Suspension of Trading, the New York Stock Exchange suspended trading in our common stock, which was then listed under the symbol HRC. That same day, Standard & Poor’s announced that it removed our common stock from the S&P 500 Index. The NYSE continued the trading halt and eventually delisted our common stock. On March 25, 2003, immediately following the delisting from the NYSE, our stock began trading in the over-the-counter “Pink Sheets” market under the symbol HLSH.

The following table sets forth the high and low bid quotations per share of HealthSouth common stock as reported on the over-the-counter market from March 25, 2003 through December 31, 2004 and the high and low reported sale prices for HealthSouth common stock as reported on the NYSE Composite Transactions Tape for prior periods. The stock price information is based on published financial sources. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Market	High	Low
2000
First Quarter	NYSE	$7.31	$4.75
Second Quarter	NYSE	8.56	5.38
Third Quarter	NYSE	8.13	5.19
Fourth Quarter	NYSE	17.50	8.13
2001
First Quarter	NYSE	$16.50	$12.12
Second Quarter	NYSE	16.26	11.25
Third Quarter	NYSE	18.49	14.06
Fourth Quarter	NYSE	16.84	11.88
2002
First Quarter	NYSE	$15.02	$10.84
Second Quarter	NYSE	15.90	11.87
Third Quarter	NYSE	13.00	2.79
Fourth Quarter	NYSE	5.12	3.31
2003
First Quarter (Jan. 1—Mar. 24)	NYSE	$4.90	$3.10
First Quarter (Mar. 25—Mar. 31)	OTC	0.11	0.08
Second Quarter	OTC	0.84	0.10
Third Quarter	OTC	3.43	0.67
Fourth Quarter	OTC	4.80	2.73
2004
First Quarter	OTC	$6.18	$3.76
Second Quarter	OTC	6.06	4.10
Third Quarter	OTC	6.41	5.01
Fourth Quarter	OTC	6.46	4.88

Holders

As of May 31, 2005, there were 397,063,445 shares of HealthSouth common stock issued and outstanding, net of treasury shares, held by approximately 8,597 holders of record.

Dividends

We have never paid cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. In addition, the terms of our principal bank credit agreement and the indentures covering some of our publicly traded debt securities restrict our ability to pay cash dividends on our common stock if we do not meet specified financial requirements. We currently anticipate that any future earnings will be retained to finance our operations and reduce debt.

Recent Sales of Unregistered Securities

Between December 5, 2003 and January 20, 2004 we sold 230,750 unregistered shares of common stock to various employees pursuant to the exercise of outstanding stock options. The aggregate consideration for these sales was $869,460. In 2004 we issued 468,057 shares of restricted stock to various directors and executive officers in reliance on Section 4(2) of the Securities Act of 1933, as amended. There was no monetary consideration for these issuances.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management, “Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated herein by reference.

Purchases of Equity Securities

The following table provides information regarding the repurchase of our common stock made during the period covered by this report. None of the repurchases identified below were made as part of a publicly announced plan or program, and there are no current repurchase plans or programs in place.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
March 1, 2002 through March 31, 2002(1)	150,700	$12.97
May 1, 2002 through May 31, 2002(1)	3,500	$14.24
July 1, 2002 through July 31, 2002(1)	135,000	$8.01
August 1, 2002 through August 31, 2002(2)	2,506,770	$4.58
September 1, 2002 through September 30, 2002(1)	1,142,000	$4.28

(1)	These shares were purchased in open market transactions on an ad hoc basis.
(2)	These shares were acquired from Richard M. Scrushy in order to satisfy the pledge of stock under a loan made to Mr. Scrushy under our 1999 Executive Equity Loan Plan. For additional information about this loan, see Note 12, Shareholders’ Equity, to our accompanying consolidated financial statements. See also Item 3, Legal Proceedings, “Derivative Litigation,” for a description of litigation related to this loan.

Item 6.	Selected Financial Data

We derived the selected historical consolidated financial data presented below from our audited consolidated financial statements and related notes included elsewhere in this annual report. You should refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to our accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial condition or results of operations. In addition, you should note the following information regarding the selected historical consolidated financial data presented below.

•	We have restated our previously reported consolidated financial statements for the fiscal years ended December 31, 2001 and 2000. The restatement adjustments resulted in a cumulative net reduction to shareholders’ equity of $3.9 billion and $3.5 billion as of December 31, 2001 and 2000, respectively, and a reduction in previously reported net income of $393.6 million and $642.7 million for the years ended December 31, 2001 and 2000, respectively. Adjustments to our January 1, 2000 previously reported retained earnings balance approximated $3.0 billion.

•

We have not restated our previously reported consolidated financial statements for the fiscal year ended December 31, 1999, and we have not presented any financial data from that period below. In light of the substantial time, effort, and expense incurred since March 2003 to complete the restatement of our consolidated financial statements for 2001 and 2000, we have determined that extensive additional efforts would be required to restate our 1999 financial data, and incurring the costs associated with restating 1999 would not provide any additional benefit to our shareholders. In particular, after December 31, 1999, we have experienced significant turnover in relevant personnel, greatly decreasing our ability to reconstruct detailed financial data for 1999 and prior periods. Previously published financial information for 1999 and earlier periods should not be relied upon.

•	Included in our net loss for 2003, 2002, 2001 and 2000 are property and equipment and goodwill and other intangible asset impairment charges of $468.3 million, $117.6 million, $0.4 million, and $10.4 million, respectively. These charges were recorded as a result of experiencing continued significant decreases in projected revenue and operating profit at numerous facilities and significant changes in the business climate over this four-year period. We performed impairment analyses and calculated the fair value of our long-lived assets with the assistance of a third party valuation specialist using a combination of discounted cash flows and market valuation models based on competitors’ multiples of revenue, gross profit, and other financial ratios. These impairment charges are shown separately as a component of operating loss within the consolidated statements of operations, excluding $4.1 million and $1.4 million of impairment charges in 2002 and 2001, respectively, related to certain closed facilities which are included in discontinued operations.

•	In 2003, our net loss includes the cost related to our settlement with the SEC and certain additional settlements, as well as legal fees related to this litigation and certain other actions brought against us. Also, as a result of the Medicare Program Settlement, our 2002 net loss includes a $347.7 million charge as Government and class action settlements expense. For additional information, see Note 21, Medicare Program Settlement, Note 22, SEC Settlement, and Note 23, Contingencies and Other Commitments, to our accompanying consolidated financial statements.

•	As noted throughout this annual report, significant changes have occurred at HealthSouth since the events of March 19, 2003. The steps taken to stabilize our business and operations, provide vital management assistance, and coordinate our legal strategy came at significant financial cost. During 2003, our net loss includes professional fees associated with the reconstruction and restatement of our previously issued consolidated financial statements of approximately $70.6 million.

•	We recorded the cumulative effect of an accounting change in both 2003 and 2002. Effective January, 1, 2003, we adopted the provisions of FASB Statement No. 143, Accounting for Asset Retirement Obligations, and recorded a related charge of approximately $2.5 million. On January 1, 2002, we recorded a charge of approximately $48.2 million as a result of the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets, related to an impairment of goodwill of our diagnostic segment.

	Year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
	($ in thousands)
Income Statement Data:
Net operating revenues	$3,957,604	$3,960,142	$3,553,057	$3,498,836

Salaries and benefits	1,716,995	1,745,322	1,618,546	1,627,583
Professional and medical director fees	87,375	103,980	85,384	89,423
Supplies	399,560	361,825	333,835	342,855
Other operating expenses	863,444	916,617	862,620	842,916
Provision for doubtful accounts	133,836	137,060	100,620	189,811
Depreciation and amortization	200,195	237,775	353,657	359,003
(Gain) loss on disposal of assets	(13,225)	87,043	35,193	104,798
Impairment of goodwill	335,623	—	—	—
Impairment of intangible assets	—	22,163	—	—
Impairment of long-lived assets	132,722	95,480	438	10,387
Government and class action settlements expense	170,949	347,716	—	8,248
Professional fees—reconstruction and restatement	70,558	—	—	—
(Gain) loss on early extinguishment of debt	(2,259)	(9,644)	5,136	1,615
Interest expense and amortization of debt discount	268,443	255,035	311,386	290,838
Interest income	(7,323)	(6,881)	(7,497)	(8,717)
Loss (gain) on sale of investments	15,811	(12,491)	651	34,572
Equity in net income of nonconsolidated affiliates	(15,769)	(15,320)	(16,909)	(27,351)
Minority interests in earnings of consolidated affiliates	99,456	90,359	60,679	71,062

	4,456,391	4,356,039	3,743,739	3,937,043

Loss from continuing operations	(498,787)	(395,897)	(190,682)	(438,207)
Provision for income tax (benefit) expense	(42,419)	21,221	(28,244)	(76,584)

Discontinued operations, net of income tax expense	24,267	(1,517)	(28,787)	(2,620)

Cumulative effect of accounting change, net of income tax expense	(2,456)	(48,189)	—	—

Net loss	$(434,557)	$(466,824)	$(191,225)	$(364,243)

Weighted average common shares outstanding:
Basic	396,132	395,520	390,485	386,626

Diluted*	405,831	408,321	415,163	407,061

Basic and diluted loss per share:
Loss from continuing operations, net of tax	$(1.15)	$(1.06)	$(0.42)	$(0.93)
Discontinued operations, net of tax	0.06	Nil	(0.07)	(0.01)
Cumulative effect of accounting change, net of tax	(0.01)	(0.12)	—	—

Net loss per common share	$(1.10)	$(1.18)	$(0.49)	$(0.94)

*	Per share diluted amounts are treated the same as basic per share amounts, because the effect is antidilutive.

	December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
	(in thousands)
Balance Sheet Data:
Cash and marketable securities	$472,781	$94,057	$67,240	$90,777
Restricted cash	174,857	24,031	31,693	2,130
Working capital (deficit)	165,636	(492,877)	(94,911)	(20,464)
Total assets	4,196,258	4,533,016	4,578,266	4,735,376
Long-term debt, including current portion	3,522,067	3,508,220	3,559,224	3,650,878
Shareholders’ equity (deficit)	(963,837)	(528,759)	(111,509)	35,685

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide the reader with information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of HealthSouth as a whole.

Forward Looking Information

This MD&A should be read in conjunction with our accompanying consolidated financial statements and related notes. See “Cautionary Statement Regarding Forward-Looking Statements” on page ii of this report for a description of important factors that could cause actual results to differ from expected results. See also Item 1, Business, “Risk Factors.”

Executive Overview

As described in detail in Item 1, Business, the more than two years since our last filing have been marked by profound turmoil and change. During this period, a significant portion of our time and attention has been devoted to matters primarily outside the ordinary course of business such as replacing our executive management team, cooperating with federal investigators, restructuring our finances, and reconstructing our accounting records. We have also devoted substantial resources to improving fundamental business systems including our corporate governance functions, financial controls, and operational infrastructure. At the same time, our accounting staff and outside professionals have spent more than one million hours completing the reconstruction of our books and the restatement of our previously issued financial statements.

While we have been primarily focused on responding to these pressing challenges, our business, and the health care market in general, have continued to evolve. On the positive side, health care sector growth continues to outpace the economy in response to an aging U.S. population and other factors. In addition, the delivery of health care services is migrating to outpatient and post-acute care environments, which suits our business model. On the other hand, we anticipate pricing pressure in the markets we serve, as well as increased competition. Most importantly, the revised 75% Rule, which is described in greater detail later in this Item, presents our most significant operating challenge as it limits our ability to treat Medicare patients in our largest division. These trends in our markets, which appear to be indicative of trends in the broader health care industry, present challenges and opportunities for us.

On the whole, our core business remains sound. We continue to be the largest provider of ambulatory surgery and rehabilitative health care services in the United States, with approximately 1,300 facilities and 40,000 full- and part-time employees. In addition, despite the serious financial, operational, and legal difficulties we have faced and continue to face, our business is generating significant cash. Under ordinary circumstances, we think our size and our ability to generate cash from operations could be important competitive advantages. Unfortunately, we have significant issues to overcome before we can capitalize on those potential advantages or other competencies. Our first priorities are to improve operations and our capital structure, which we are pursuing diligently.

Our Business

Our business is currently divided into four primary operating divisions—inpatient, surgery centers, outpatient, and diagnostic—and a fifth division that manages certain other revenue producing activities and corporate functions. These five divisions correspond to our five reporting segments discussed later in this Item and throughout this annual report.

Inpatient. Our inpatient division, which comprises the majority of our net operating revenues and is our most profitable division, provides treatment at approximately 94 inpatient rehabilitation facilities (“IRFs”), 9 long-term acute care hospitals (“LTCHs”), and 152 satellites of inpatient facilities providing primarily outpatient care. This division continues to be the market leader in inpatient rehabilitation services in terms of revenues, number of IRFs, and patients served. Between 2000 and 2003, our inpatient division performed well due primarily to Medicare reimbursement changes, discussed later in this Item, which rewarded efficient providers. In 2004, operating earnings of this division remained stable due largely to treating higher acuity patients and stricter expense controls. We expect this division to continue to show positive results. However, as discussed below, the revised 75% Rule is likely to have a materially negative impact on future results of operations.

Surgery Centers. Our surgery centers division, which is our second largest division in terms of net operating revenues, operates approximately 177 freestanding ambulatory surgery centers (“ASCs”) and 3 surgical hospitals. Our surgery centers segment’s net operating revenues grew from 2000 to 2002, and remained relatively flat from 2002 to 2003. We believe the segment’s revenue performance is due in large part to overall growth in the industry rather than solid execution. Since March 2003, the division has struggled due in large part to an inability to efficiently resyndicate (i.e., sell ownership interests in) its partnership portfolio and its inability to control costs. Since January 2005, resyndication activity has improved, and we are working on new processes to improve operating room efficiency, decrease supply costs, and optimize staffing. We expect this division to benefit as outpatient procedures continue to migrate to the more efficient ASC environment. However, potential benefits from industry growth may be offset by physician partners who are demanding a higher ownership interest in our partnerships, thereby lowering our share of partnership earnings.

Outpatient. Our outpatient division currently provides outpatient therapy services at approximately 765 HealthSouth facilities and 39 facilities managed under contract by us. This division’s performance was disappointing between 2000 and 2003, due primarily to poor operational systems and increased competition from physician-owned physical therapy sites. In 2004, we have seen continued declines in this business. We continue to try to improve margins by closing underperforming facilities and by making operational improvements within the division, although we do not expect marked improvement in this division for the foreseeable future.

Diagnostic. Our diagnostic division operates approximately 96 diagnostic imaging centers. This division’s performance has declined since 2001, due to poor margins for the diagnostic market in general and strong competition from physician-owned diagnostic service centers. In 2004, however, we have seen stabilization of both net operating revenues and operating earnings, which we believe is due in part to payor pressures to decrease perceived over-utilization of diagnostic services by physician-owned diagnostic service centers. We continue to focus on operational improvements to increase our margins.

As shown by the following charts, our inpatient and surgery centers divisions made up more than 75% of 2003 net operating revenues and approximately 85% of 2003 Consolidated Adjusted EBITDA (as defined in this Item, “Consolidated Results of Operations,”) from our four primary operating divisions. For a reconciliation of loss from continuing operations to Consolidated Adjusted EBITDA, see this Item, “Consolidated Adjusted EBITDA.”

We believe that the aging of the U.S. population, changes in technology, and the continuing growth in health care spending will increase demand for the types of services we provide. First, many of the health conditions associated with aging—like stroke and heart attacks, neurological disorders, and diseases and injuries to the muscles, bones, and joints—will increase the demand for ambulatory surgery and rehabilitative services. Second, pressure from payors to provide efficient, high-quality health care services is forcing many procedures traditionally performed in acute care hospitals out of the acute care environment. We believe these market factors align with our strengths. Given our limited resources, we plan to prioritize investment of time and capital based on where realistic growth prospects are strongest, which is currently our inpatient and surgery centers divisions.

Key Challenges

Although our business is continuing to generate substantial revenues, and market factors appear to favor our outpatient and post-acute care business model, we still have several immediate internal and external challenges to overcome before we can realize significant improvements in our business, including:

•	Operational Improvements. We need to improve our operational efficiency, particularly in our surgery centers, outpatient, and diagnostic divisions. This includes streamlining our division management structure, continuing to consolidate or divest underperforming facilities, implementing standardized performance metrics and practices, and ensuring high quality care. We also will strive to reduce operational variation within each division.

•	Price Pressure. We are seeing downward pressure on prices in our markets, from both commercial and government payors. For commercial payors, the pressure seems to be primarily in response to their clients’ (employers) desire to control escalating costs. For government payors, the pressure is stemming primarily from a growing federal deficit. We anticipate continuing price pressure in all our divisions. For example, Medicare has frozen ASC pricing through 2009, and there are additional efforts underway to modify ASC pricing that could have a material impact on our operations.

•

Single-Payor Exposure. Medicare comprises more than 42% of our consolidated net operating revenues and more than 70% of our largest division’s revenues. Consequently, single-payor exposure presents a serious risk. In particular, the revised 75% Rule, which is discussed later in this Item 7, is the single biggest operating risk we face. Our inpatient division has begun to deny admissions of certain types of patients at several locations in an attempt to ensure compliance with the revised 75% Rule. We project this reduction in patient census, unless mitigated, will have a materially adverse impact on the inpatient segment’s revenues. We previously estimated that the revised 75% Rule could negatively impact our net operating revenues by $95 million to $100 million in 2005. Our inpatient division is taking steps to mitigate the impact of the revised 75% Rule, and we previously estimated the impact to our net operating revenues to be approximately $50 million to $55 million when our mitigation strategies are taken into consideration. In the second quarter of 2005, as many of our facilities approach the end of their cost reporting years, we have seen a greater than anticipated decline in inpatient volumes, a significant portion of which is attributable to the revised 75% Rule. Accordingly, the financial impact estimated could be greater than previously disclosed.

•	Competition. Competition is increasing as physicians look for new revenue sources to offset declining incomes. In our outpatient and diagnostic divisions, physician practices are the natural owners of most patient volume. Any physician group that generates a substantial portion of facility volume for us may have reached sufficient critical mass to insource their referrals, and is therefore a potential competitor. In addition, the low barriers to entry in the outpatient physical therapy sector, and decreasing barriers to entry in the diagnostic sector, make competition from physician practices a particular problem in those markets.

•	Declining Ownership Share of Surgery Centers. Like most other ASCs, the majority of our centers are owned in partnership with surgeons and other physicians who perform procedures at the centers. As a result of increased competition in the ASC market and other factors, physicians are demanding increased equity participation in ASCs. Consequently, we expect to see our percentage ownership of centers within our ASC portfolio decline over time, thereby reducing our share of partnership earnings from our ASCs.

•	Leverage. We are highly leveraged and must reduce our debt to decrease our annual debt service cost. We had $3.5 billion in long-term debt as of December 31, 2004, and we incurred $282 million of interest expense in 2004. We estimate we will incur $280 million in interest expense in 2005. Our high leverage increases our cost of capital, decreases our net income, and prevents us from taking advantage of potential growth opportunities.

•	Settlement Costs. In addition to being highly leveraged, we have significant cash obligations we must meet in the near future as a result of recent settlements with various federal agencies. Specifically, we will be paying the remaining balance of our $325 million settlement in quarterly installments over the next three years to satisfy our obligations under a settlement described in Item 1, Business, “Medicare Program Settlement.” Furthermore, we will pay $100 million to the SEC in five installments over a two year period beginning in the fourth quarter of 2005, as described in Item 1, Business, “SEC Settlement.”

•	Continuing Investigations and Litigation. We face continuing government investigations, as well as numerous class action and individual lawsuits, all of which will consume considerable management attention and company resources and could result in substantial additional payments and fines.

•	Reconstruction and Restatement Costs. We paid approximately $257 million in 2004 and approximately $54 million in the first quarter of 2005 in connection with the restructuring of our financial reporting processes, internal accounting controls, and managerial operations, and the restatement of our consolidated financial statements. We anticipate incurring additional related costs in the future, although we expect these costs to decline over time.

•	Access to Public Markets. This filing is our first annual or quarterly periodic filing since 2002. It will likely be 2006 before we can become a “current filer” in compliance with SEC regulations, and we will not be able to apply for relisting on a major securities exchange until that time. Consequently, we will not have access to public capital markets until 2006, at the earliest, which will make it more difficult to grow our business.

Strategic Plan

Although management’s attention recently has been focused on a range of tactical issues critical to HealthSouth’s survival, our executive management team has spent considerable time developing a comprehensive strategic plan for the next three to five years that is focused on HealthSouth’s future, not its past.

The plan, which has been approved by the Special Committee of our board of directors, is divided into the following three phases:

•	Phase 1—Operational Focus. Because our limited borrowing capacity precludes our ability, in the near term, to grow through developing new facilities, we must generate additional cash flow from operating activities by improving operational performance in all our operating divisions. In the first phase, we plan to focus on key operational initiatives such as mitigating the impact of the revised 75% Rule, realizing significant operating performance improvements in each division through standardization of labor and supply chain practices and reduction of fixed costs, completing additional surgery center resyndications, and developing a robust quality agenda. In addition, we plan to establish an appropriate internal control environment, pilot new post-acute care services, and establish our business development capabilities. Phase I has already begun and is anticipated to extend through the second quarter of 2007.

•	Phase 2—Operational/Growth Focus. In this phase, we will continue establishing an appropriate internal control environment. We will also continue making operational improvements by developing ways to use our size to create supply chain efficiencies and to identify and disseminate operational best practices in patient care, sales, and payor contracting. Assuming we are successful in achieving our targeted operational improvements in Phase I and mitigating the impact of the revised 75% Rule, we anticipate we will generate sufficient additional cash flow from operating activities to enable us to take advantage of selected development opportunities in the post-acute and surgery markets. Specifically, we plan to build new IRFs, LTCHs, and surgery centers in target markets. During this phase, we also plan to grow promising new post-acute services that are complementary to our existing services.

•	Phase 3—Growth Focus. The third phase will be more outward looking. We plan to continue to acquire or build IRFs and LTCHs in target markets, develop new ASCs, grow new post-acute care businesses, and evaluate potential acquisitions.

We are into the first phase of our strategic plan, and we are already making significant strides. For example, we have cured long-term debt defaults and increased our liquidity. We are continuing to cooperate with government investigations and have entered into key settlements with the government and various private parties. Operationally, we have replaced the presidents of each of our primary operating divisions, reorganized these divisions by eliminating unnecessary management layers, increased productivity, divested underperforming facilities, and worked to improve operational systems. We are also beginning to implement mitigation strategies for the revised 75% Rule in our inpatient facilities, enhance the resyndication process for our ASCs, and implement new information systems to improve cash collections in our diagnostic division. Finally, this annual report represents a substantial step toward achieving compliance with SEC reporting requirements, and we hope to become a current filer with the SEC with the filing of our 2005 Form 10-K in 2006, which will enable us to apply for relisting on a major securities exchange and gain access to public capital markets.

We believe our strategic plan capitalizes on our strengths, market direction, and legitimate growth opportunities. We are implementing a realistic operational plan and creating the appropriate infrastructure— organization, policies, protocols, systems, and reports—to support it. Finally, we are setting priorities based on resources and with our long-range goals of quality, profitability, and shareholder value at the forefront of our minds.

Restatement and Reclassification of Previously Issued Consolidated Financial Information

As a result of the events of March 19, 2003, we have undertaken a comprehensive review of our previously filed consolidated financial statements. Due to the lack of systematic and reliable internal controls and the lack of access to HealthSouth’s prior management and senior personnel, the restatement process required an extensive effort by hundreds of financial and accounting professionals, including external consultants, to assist management in locating, verifying, and/or reconstructing supporting records for financial statement accounts.

As a result of the comprehensive review, we have restated our previously reported consolidated financial statements for the years ended December 31, 2001 and 2000. The restatement adjustments resulted in a cumulative net reduction to shareholders’ equity of $3.9 billion and $3.5 billion as of December 31, 2001 and 2000, respectively, and a reduction in previously reported net income of approximately $393.6 million and $642.7 million for the years ended December 31, 2001 and 2000, respectively. We have also restated the January 1, 2000 opening retained earnings balance to recognize corrected items that relate to prior periods. Adjustments to our January 1, 2000 previously reported retained earnings balance approximated $3.0 billion.

Except as otherwise specified, all information presented in this Item, our accompanying consolidated financial statements, and the related notes include all such restatements. For additional information and a detailed discussion of the accounts restated, see Note 2, Restatement and Reclassification of Previously Issued Consolidated Financial Statements, to our accompanying consolidated financial statements.

Consolidated Results of Operations

HealthSouth is the largest provider of ambulatory surgery and rehabilitative health care services in the United States, with approximately 1,300 facilities and 40,000 full- and part-time employees. We provide these services through a national network of inpatient and outpatient rehabilitation facilities, outpatient surgery centers, diagnostic centers, medical centers, and other health care facilities.

During 2003, 2002, 2001, and 2000, we derived consolidated net operating revenues from the following payor sources:

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Medicare	42.7%	37.8%	31.4%	29.1%
Medicaid	2.1%	2.4%	2.6%	2.6%
Workers’ compensation	9.4%	10.7%	12.1%	12.5%
Managed care and other discount plans	31.3%	33.0%	32.9%	31.8%
Other third party payors	9.4%	10.8%	14.6%	17.0%
Other income	5.1%	5.3%	6.4%	7.0%

Total	100.0%	100.0%	100.0%	100.0%

We provide our patient care services through four primary operating segments and certain other services through a fifth operating segment. These segments are discussed in more detail in this Item, “Segment Results of Operations.”

When reading our consolidated statements of operations, it is important to recognize the following items included within our results of operations:

•	Impairments—During 2003, we recorded a charge of approximately $335.6 million for the impairment of goodwill and an additional charge of approximately $132.7 million for the impairment of certain long-lived assets. During 2002, we recorded an impairment charge of approximately $95.5 million to reduce the carrying value of property and equipment and an impairment charge of $22.2 million to reduce the carrying value of amortizable intangibles of certain operating facilities to their estimated fair market value. During 2001 and 2000, triggering events related to facility closings and facilities experiencing negative cash flow from operations resulted in the recognition of impairment charges of $0.4 million and $10.4 million, respectively, for certain long-lived assets. These charges are discussed in more detail in this Item, “Segment Results of Operations,” and Note 7, Property and Equipment, and Note 8, Goodwill and Other Intangible Assets, to our accompanying consolidated financial statements.

•	Government and class action settlements expense—In 2003, our net loss includes the cost related to our settlement with the SEC and certain additional settlements, as well as legal fees related to this litigation and certain other actions brought against us. For additional information, see Note 22, SEC Settlement, and Note 23, Contingencies and Other Commitments, to our accompanying consolidated financial statements.

As a result of the Medicare Program Settlement, as discussed in more detail in Note 21, Medicare Program Settlement, to our accompanying consolidated financial statements, we recorded a total charge of $347.7 million during 2002 as Government and class action settlements expense. Of this charge, approximately $194.0 million, $96.5 million, and $57.2 million have been allocated to our inpatient, outpatient, and corporate and other segments, respectively. Although the Medicare Program Settlement was made on a global basis rather than a claim-by-claim basis, our allocation was based upon our evaluation of the damages asserted by the DOJ civil division on a claim-by-claim basis and our analysis of the value of those claims.

In 2000, we recorded a charge of $8.2 million due to a settlement with the DOJ related to improperly filed Medicare cost reports.

•	Professional fees—reconstruction and restatement—As noted throughout this annual report, significant changes have occurred at HealthSouth since the events of March 19, 2003. The steps taken to stabilize our business and operations, provide vital management assistance, and coordinate our legal strategy came at significant financial cost. During 2003, professional fees associated with the reconstruction and restatement of our previously issued reports approximated $70.6 million. For similar amounts spent during 2004 and the first quarter of 2005, please see this Item, “Liquidity and Capital Resources—Funding Commitments.”

•	(Gain) loss on early extinguishment of debt—In each year, we recorded either a gain or loss on early extinguishment of debt due to our termination of certain capital leases or various credit agreements, or the repurchase of various bonds. The most significant amount was recorded in 2002, when we recognized a $9.6 million gain on early extinguishment of debt. During 2002, we repurchased portions of various bonds for $457.1 million prior to their scheduled maturity dates. The repurchase amounts were less than the carrying amounts of these bonds and resulted in an approximate $25.8 million gain on the extinguishment of debt.

This gain was offset by a $13.9 million loss from a real estate transaction with First Cambridge, as discussed in more detail in Note 20, Related Party Transactions, to our accompanying consolidated financial statements. The remaining $2.3 million of loss on early extinguishment of debt in 2002 is due to the refinancing of our 1998 Credit Agreement and the write-off of $2.3 million of unamortized loan costs in association with this transaction. For more information regarding these transactions, please see Note 10, Long-term Debt, to our accompanying consolidated financial statements.

•	Cumulative effect of an accounting change, net of tax—We recorded the cumulative effect of an accounting change in both 2003 and 2002. Effective January, 1, 2003, we adopted the provisions of FASB Statement No. 143, Accounting for Asset Retirement Obligations, and recorded a related charge of approximately $2.5 million. On January 1, 2002, we recorded a charge of approximately $48.2 million as a result of the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets, related to an impairment of goodwill of our diagnostic segment.

From 2000 through 2003, our consolidated results of operations were as follows:

	For the year ended December 31,				Percentage Change
					2003 vs. 2002	2002 vs. 2001	2001 vs. 2000
	2003	2002	2001	2000
			(Restated)	(Restated)			(Restated)
	($ in thousands)
Net operating revenues	$3,957,604	$3,960,142	$3,553,057	$3,498,836	(0.1)%	11.5%	1.5%

Operating expenses:
Salaries and benefits	1,716,995	1,745,322	1,618,546	1,627,583	(1.6)%	7.8%	(0.6)%
Professional and medical director fees	87,375	103,980	85,384	89,423	(16.0)%	21.8%	(4.5)%
Supplies	399,560	361,825	333,835	342,855	10.4%	8.4%	(2.6)%
Other operating expenses	863,444	916,617	862,620	842,916	(5.8)%	6.3%	2.3%
Provision for doubtful accounts	133,836	137,060	100,620	189,811	(2.4)%	36.2%	(47.0)%
Depreciation and amortization	200,195	237,775	353,657	359,003	(15.8)%	(32.8)%	(1.5)%
(Gain) loss on disposal of assets	(13,225)	87,043	35,193	104,798	(115.2)%	147.3%	(66.4)%
Impairment of goodwill, intangible assets, and long-lived assets	468,345	117,643	438	10,387	298.1%	26,759.1%	(95.8)%
Government and class action settlements expense	170,949	347,716	—	8,248	(50.8)%	N/A	(100.0)%
Professional fees—reconstruction and restatement	70,558	—	—	—	N/A	N/A	N/A

Total operating expenses	4,098,032	4,054,981	3,390,293	3,575,024	1.1%	19.6%	(5.2)%
(Gain) loss on early extinguishment of debt	(2,259)	(9,644)	5,136	1,615	(76.6)%	(287.8)%	218.0%
Interest expense and amortization of debt discount	268,443	255,035	311,386	290,838	5.3%	(18.1)%	7.1%
Interest income	(7,323)	(6,881)	(7,497)	(8,717)	6.4%	(8.2)%	(14.0)%
Loss (gain) on sale of investments	15,811	(12,491)	651	34,572	(226.6)%	(2018.7)%	(98.1)%
Equity in net income of nonconsolidated affiliates	(15,769)	(15,320)	(16,909)	(27,351)	2.9%	(9.4)%	(38.2)%
Minority interests in earnings of consolidated affiliates	99,456	90,359	60,679	71,062	10.1%	48.9%	(14.6)%

Loss from continuing operations before income tax expense and cumulative effect of accounting change	(498,787)	(395,897)	(190,682)	(438,207)	26.0%	107.6%	(56.5)%
Provision for income tax (benefit) expense	(42,419)	21,221	(28,244)	(76,584)	(299.9)%	(175.1)%	(63.1)%

Loss from continuing operations before cumulative effect of accounting change	(456,368)	(417,118)	(162,438)	(361,623)	9.4%	156.8%	(55.1)%
Income (loss) from discontinued operations, net of income tax expense	24,267	(1,517)	(28,787)	(2,620)	(1699.7)%	(94.7)%	998.7%

Loss before cumulative effect of accounting change	(432,101)	(418,635)	(191,225)	(364,243)	3.2%	118.9%	(47.5)%
Cumulative effect of accounting change, net of income tax expense	(2,456)	(48,189)	—	—	(94.9)%	N/A	N/A

Net loss	$(434,557)	$(466,824)	$(191,225)	$(364,243)	(6.9)%	144.1%	(47.5)%

Operating Expenses as a % of Net Operating Revenues

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Salaries and benefits	43.4%	44.1%	45.6%	46.5%
Professional and medical director fees	2.2%	2.6%	2.4%	2.6%
Supplies	10.1%	9.1%	9.4%	9.8%
Other operating expenses	21.8%	23.1%	24.3%	24.1%
Provision for doubtful accounts	3.4%	3.5%	2.8%	5.4%
Depreciation and amortization	5.1%	6.0%	10.0%	10.3%
(Gain) loss on disposal of assets	(0.3)%	2.2%	1.0%	3.0%
Impairment of goodwill, intangible assets, and long-lived assets	11.8%	3.0%	0.0%	0.3%
Government and class action settlement expense	4.3%	8.8%	0.0%	0.2%
Professional fees—reconstruction and restatement	1.8%	0.0%	0.0%	0.0%

Total operating expenses as a % of net operating revenues	103.5%	102.4%	95.4%	102.2%

The response of our lenders and other creditors to the governmental investigations into our financial reporting and related activities forced us to take immediate steps in 2003 to increase our liquidity. With our revolving credit facility frozen by our lenders, we needed to liquidate certain assets and slow discretionary spending in order to supplement cash from operating activities and provide us with the cash we needed for the restructuring period. During 2003, we increased our cash and cash equivalents by $382.1 million due to the closing or sale of certain facilities, liquidation of our fleet of aircraft, discontinuation of certain non-core businesses, reduction in workforce at our corporate office, tax refunds received, and reduced spending on the Digital Hospital and Source Medical.

Due to the discovery of fraudulent activities and reporting, many co-owners in our partnerships requested that cash belonging to those partnerships not be commingled with our corporate cash accounts. As a result of these requests, the amount of our restricted cash increased by $96.7 million from 2002 to 2003. Due to changes in the actuarial assumptions used in our self-insurance calculations related to professional liability, workers’ compensation, and other insurance claims, restricted cash held by our self-insured captive funds increased by $37.7 million from 2002 to 2003. These amounts are discussed more in Note 1, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements. We were also required to post over $15 million in refundable deposits with vendors who were concerned about our ability to pay on credit. These refundable deposits are included in prepaid expenses on our accompanying consolidated balance sheets. Many vendors also decreased their payment terms when the fraud was uncovered. At the end of 2002, most payment terms with vendors equaled or exceeded 30 days. By the end of 2003, most vendor terms had decreased to less than 30 days.

As a result of the asset sales and long-lived asset impairment charges mentioned above, as well as our need to reduce discretionary spending, net property and equipment decreased by approximately $249.1 million, or 14.5%, during 2003. More specifically, this decrease is primarily the result of facility closures, the sale of our fleet of aircraft, and impairment charges related to the Digital Hospital.

Net Operating Revenues

Our consolidated net operating revenues primarily include revenues derived from patient care services provided by one of our four primary operating segments. It also includes other revenues generated from management and administrative fees, trainer income, operation of the conference center located on our corporate campus, and other non-patient care services.

For the years ended December 31, 2000 through 2003, we show strong net operating revenues ranging from $3.5 billion to $4.0 billion in each year. In spite of the negative publicity and turmoil surrounding the company in

2003, consolidated net operating revenues declined by less than 1.0% year over year. Although our segments experienced significant declines in volume related to the negative publicity and other competitive factors, our segments achieved improved payor mix and price increases to offset the decline in volume.

The most notable event of 2002 was the conversion of our inpatient segment from the Medicare cost reimbursement system to the Medicare Inpatient Rehabilitation Facility—Prospective Payment System reimbursement system (“IRF-PPS”), as discussed in greater detail within the “Segment Results of Operations—Inpatient” section below. Conversion to this new reimbursement system was the primary driver of our increased net operating revenues from 2001 to 2002, as our inpatient segment was rewarded for being an efficient provider.

From 2000 to 2001, net operating revenues increased by 1.5%. Although our inpatient and surgery centers segments achieved significant increases in net operating revenues year over year, the sale of our occupational medicine facilities in March 2001 offset the revenue increases on a consolidated basis. Net operating revenues of our inpatient segment increased by $90.4 million, while net operating revenues of our surgery centers segment increased by $49.8 million. The sale of our occupational medicine facilities decreased net operating revenues by approximately $77.4 million, year over year.

Salaries and Benefits

Salaries and benefits represents the most significant cost to us and includes all amounts paid to full- and part-time employees, including all related costs of benefits provided to employees. It also includes amounts paid for contract labor.

During 2003, our full time equivalents decreased by over 1,200 employees, as we adjusted our staffing levels for the volume declines experienced by our operating segments and reduced our workforce at our corporate headquarters. However, the average cost per full time equivalent increased due to the rising costs of medical and other benefits and workers’ compensation expenses. These rising costs offset the cost savings anticipated from the reduction in full time equivalents and resulted in only a 1.6% decrease in salaries and benefits from 2002 to 2003.

During 2002, company-wide full time equivalents decreased by approximately 30 employees, while increased costs associated with employee benefits and workers’ compensation increased the average cost per full time equivalent. However, revenue growth outpaced the rising costs of benefits, and we were able to decrease salaries and benefits as a percent of net operating revenues.

Company-wide full time equivalents decreased by approximately 20 in 2001, and the average cost per full time equivalent also decreased slightly. As a result, salaries and benefits decreased to 45.6% of net operating revenues in 2001.

Professional and Medical Director Fees

Professional and medical director fees include fees paid under contracts with radiologists, medical directors, and other clinical professionals at our centers for services provided.

Professional and medical director fees decreased from 2002 to 2003 due primarily to the termination of contracts associated with Alabama Sports Medicine and Orthopedic Center due to relationships and conflicts of interests, as well as high costs associated with these contracts.

As discussed in more detail within this Item, “Segment Results of Operations—Diagnostic,” the majority of our diagnostic segment’s contracts with radiologists and other clinical personnel are tied to the number of scans performed, associated revenues with each scan, or cash collections. These fees increased in 2002 due to more scans performed by our diagnostic centers.

Supplies

Supplies include costs associated with supplies used while providing patient care at our facilities. Examples include pharmaceuticals, implants, bandages, food, and other similar items. In each year, our inpatient and surgery centers segments comprise over 75% of our supplies expense.

Over 85% of the increase in supplies from 2002 to 2003 is due to the acquisition of Metro West hospital in November 2002. During 2003, we incurred a full year of Metro West’s operating expenses, including approximately $32.9 million related to supplies expense. From 2001 to 2002, supplies expense increased primarily due to the increased volumes experienced by our surgery centers in 2002. The decrease in supplies expense from 2000 to 2001 is a result of the sale of our occupational medicine facilities and Richmond Medical Center in 2001, offset by increased supplies expense at our surgery centers due to increased volume and a shift in case mix, as discussed later in this Item, and rising drug costs.

Other Operating Expenses

Other operating expenses include costs associated with managing and maintaining our operating facilities as well as the general and administrative costs related to the operation of our corporate office. These expenses include such items as repairs and maintenance, utilities, contract services, rent, and insurance.

Other operating expenses also include software development costs in 2001 through 2003. During 2001, we began funding Source Medical for the HCAP software development, as discussed in more detail in Note 9, Investment in and Advances to Nonconsolidated Affiliates, to our accompanying consolidated financial statements. During 2003, 2002, and 2001, $11.8 million, $25.3 million, and $81.3 million, respectively, were provided to Source Medical.

The decrease in other operating expenses from 2002 to 2003 is due to increased expenses at our inpatient segment offset by reduced expenses at our corporate and other segment. Operating expenses increased at our inpatient segment due to an increase in the acuity of patients serviced in 2003, as discussed in more detail within the “Segment Results of Operations” section below, and the net increase of two inpatient facilities during the year. These increased costs were offset by a reduction in discretionary spending as a result of the events of March 19, 2003. We decreased our discretionary spending on items such as office supplies, telephone, travel and entertainment, meetings, contract services, media production, contributions, airplane and hangar rent, software development costs, and event sponsorships. However, we incurred $70.6 million in Professional fees—reconstruction and restatement, during 2003, as discussed above.

Other operating expenses increased in 2002 as a result of increased insurance expense during the year. During 2002, the insurance market hardened in general and premiums on property and casualty insurance generally increased due to the impact of the events of September 11, 2001. Accounting and legal fees also increased due to fees paid to KPMG LLP and Ernst & Young LLP during 2002 for due diligence and tax services provided in preparation for the potential spin off of our surgery centers segment. The remainder of the increase is due primarily to increased legal and professional fees incurred during 2002 in contemplation of a variety of transactions during the year as well as the SEC’s investigation of stock sales made by our then-Chairman and Chief Executive Officer, Richard M. Scrushy.

From 2000 to 2001, our other operating expenses grew due primarily to the funding of Source Medical, as discussed above, and $42.0 million in lease termination costs associated with the Greenery facilities in 2001, as discussed in more detail in Note 2, Restatement and Reclassification of Previously Issued Consolidated Financial Statements, to our accompanying consolidated financial statements. These increased costs were offset by decreased costs associated with the sale of our occupational medicine facilities and Richmond Medical Center in 2001. Given the above combined with operational efficiencies achieved in 2001 in other areas and the increase in net operating revenues in 2001, our other operating expenses remained relatively consistent as a percent of net operating revenues year over year.

Provision for Doubtful Accounts

From 2002 to 2003, the provision for doubtful accounts remained relatively consistent as a percent of net operating revenues. During 2003, our inpatient segment was able to decrease its provision for doubtful accounts through continued significant improvements in collections precipitated by consistent application of policies around the identification, pursuit, and recording of bad debts which began in 2001. Our provision for doubtful accounts also decreased due to the increase in the percent of our net operating revenues from Medicare, as bad debts have not historically been associated with Medicare as a payor. However, these improvements in the provision for doubtful accounts were offset by continued cash collections difficulties within our diagnostic segment. Please see “Segment Results of Operations” within this Item for more information regarding the provision for doubtful accounts at our diagnostic segment.

The increase in the provision for doubtful accounts in 2002 is the result of a decline in operational efficiency within our diagnostic segment, as discussed in more detail within the “Segment Results of Operations” section of this Item.

From 2000 to 2001, our provision for doubtful accounts decreased from 5.4% of net operating revenues to 2.8% of net operating revenues, respectively. This decrease is due to reductions in the provision for doubtful accounts at our inpatient and outpatient segments. Our inpatient segment was able to decrease its provision for doubtful accounts through significant improvements in collections precipitated by consistent application of policies around the identification, pursuit, and recording of bad debts during the year. Outpatient management attributes its improvement to better collection efforts by outpatient’s operations department on collecting past due accounts in 2001, as well as the closure of underperforming facilities during the year.

Depreciation and Amortization

The decrease in depreciation expense from 2002 to 2003 is primarily due to the sale of assets and closure of facilities during 2003, primarily in our outpatient and diagnostic segments. Depreciation and amortization decreased from 2001 to 2002 primarily due to our adoption of FASB Statement No. 142, which requires the cessation of amortization of goodwill, on January 1, 2002.

(Gain) Loss on Disposal of Assets

The net gain on disposal of assets in 2003 primarily resulted from the sale of our inpatient facility in Reno, Nevada.

As part of our restatement process, we performed a complete physical inventory of our facilities. We removed all items we could not locate from the fixed assets system and adjusted the general ledger accordingly. For facilities that were closed, we removed any asset not physically located from the fixed asset system and the general ledger as of the facility’s closure date. As a result of this procedure, we incurred a charge of approximately $35.6 million in 2002, which is included in (Gain) loss on disposal of assets in our consolidated statements of operations. The remainder of the 2002 loss on disposal of assets is primarily attributable to the sale of the Wentworth Nursing Home by our inpatient segment.

In 2001, we sold four inpatient rehabilitation facilities to Meadowbrook Healthcare, Inc., an entity formed by one of our former chief financial officers, Michael D. Martin. As a result of this transaction, which is discussed in more detail in Note 7, Property and Equipment, to our accompanying consolidated financial statements, we recorded a $37.4 million loss on disposal of assets. Our diagnostic segment also recorded a net loss on disposal of assets in 2001 due to the closure or sale of 23 facilities, including those located in the United

Kingdom. The above losses were offset by gains recorded on the sale of our occupational medicine facilities and Richmond Medical Center in 2001.

In 2000, the net loss on disposal of assets was the result of numerous individually insignificant asset disposals at our surgery centers, outpatient, diagnostic, and corporate and other segments.

Interest Expense and Amortization of Debt Discount

As noted above, we are a highly leveraged company with over $3.5 billion of debt as of December 31, 2003. This high debt level obviously results in high debt service costs, with cash paid for interest expense approximating $269.4 million in 2003.

Interest expense increased during 2003 primarily due to increased average interest rates on our borrowings. As a result of the events of March 19, 2003, our interest rate increased to “default rates” on our then-existing credit agreement. Our average borrowing rate on all debt in 2003 was 7.6% compared to 7.2% in 2002. These increased rates resulted in an increase in interest expense of approximately $14.7 million in 2003. Increased interest expense related to higher rates was offset by lower average borrowings during 2003. Average borrowings declined by approximately $18.6 million in 2003 over 2002, providing an offset of approximately $1.3 million to interest expense.

From 2001 to 2002, interest expense and amortization of debt discount decreased primarily as a result of lower average borrowing rates in 2002. Our average borrowing rate in 2002 approximated 7.2% compared to an average borrowing rate of 8.6% in 2001. This decrease in average rates had a positive impact to interest expense of approximately $50.2 million, year over year. Additionally, average borrowings declined by $71.3 million during 2002 resulting in an approximate $6.2 million decrease in interest expense, year over year.

Interest expense and amortization of debt discount increased from 2000 to 2001 primarily due to a shift in borrowing away from our short-term revolver to long-term debt, resulting in a higher weighted average borrowing rate. Our average borrowing rates in 2001 approximated 8.6% compared to average rates of 8.1% during 2000. These increased rates resulted in an increase in interest expense of approximately $19.9 million during 2001. In addition, average borrowings increased by $7.7 million, year over year, resulting in an approximate $0.6 million increase in interest expense.

Loss (Gain) on Sale of Investments

In each year presented in our consolidated statements of operations, the net gain or loss on sale of investments is primarily comprised of numerous individually insignificant transactions related to less than 100% owned entities, including investments in nonconsolidated affiliates. Loss (gain) on sale of investments also includes the realized gains and losses recorded on the sale of marketable securities, and, in 2002, a gain on the termination of an interest rate swap. For more information regarding this interest rate swap, please see Note 10, Long-term Debt, to our accompanying consolidated financial statements.

During 2003, we sold our investment in HealthTronics for approximately $3.7 million and recognized a gain on the sale of approximately $0.7 million. With the sale of this investment, we eliminated all of our investments in marketable securities. During 2002, we sold our investment in BEI Medical’s common stock for approximately $1.2 million, realizing a gain on this sale of approximately $0.7 million. During 2001, we sold our investments in Almost Family and Caremark Rx for $5.0 million and $27.0 million, respectively, realizing a total gain of approximately $22.7 million on these sales. Both investments were related party transactions that are discussed in more detail in Note 6, Marketable Securities, in our accompanying consolidated financial statements.

Equity in Net Income of Nonconsolidated Affiliates

During 2000, our equity in net income of nonconsolidated affiliates includes the effect of gains from asset disposals at certain outpatient affiliates. Thus, our share of these affiliates’ net income was higher in 2000. Also, in 2001, several of our diagnostic and surgery affiliates experienced increased operating costs over the prior year.

Minority Interests in Earnings of Consolidated Entities

Minority interests in earnings of consolidated affiliates represents the share of net income or loss allocated to members or partners in our consolidated entities. For 2000 through 2003, the number and average external ownership interest in these consolidated entities were as follows:

	As of and for the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Active consolidated affiliates	322	324	327	335
Average external ownership interest	32.5%	32.6%	31.8%	31.5%

Of our active consolidated affiliates, approximately 70% of them are in our inpatient and surgery centers segments. This relationship can be seen in the significant increase in minority interests in earnings of consolidated affiliates from 2001 to 2002, when our inpatient segment experienced a significant increase in revenues due to their conversion to a prospective payment system and our surgery centers’ revenues increased due to increased volumes at our ASCs and better pricing on most services.

Loss from Continuing Operations Before Income Tax Expense and Cumulative Effect of Accounting Change

The increase in our loss from continuing operations before income tax expense and cumulative effect of accounting change (“loss from continuing operations”) from 2002 to 2003 is due to the 1.1% increase in total operating expenses while our net operating revenues remained relatively flat. In addition to the increase in our operating expenses, we incurred increased interest expense (as a result of higher average borrowing rates) and an increased loss on sale of investments (due to the interest rate swap gain recorded in 2002).

From 2001 to 2002, our net operating revenues grew primarily as a result of our inpatient segment’s conversion to IRF-PPS, as we were rewarded for being an efficient provider. However, the increase in our net operating revenues was consumed by the Medicare Program Settlement and impairment charges recorded during the year. In addition, we incurred significant increases in our insurance costs and several other operating expenses, as discussed above, which resulted in an operating loss during 2002. Our operating loss was offset slightly by the gain on early extinguishment of debt and the gain on sale of investments recorded in 2002, as well as decreased interest expense (due to lower average borrowing rates) year over year. It should also be noted that our minority interest expense increased in 2002 due primarily to the positive trend shown by our inpatient segment in 2002. As a result of the above, our loss from continuing operations increased in 2002.

From 2000 to 2001, our net operating revenues increased by 1.5% while our operating expenses decreased by 5.2%. The decrease in operating expenses was primarily the result of a decrease in the provision for doubtful accounts, a decrease in the net loss on asset disposals, a decrease in impairment charges, and a decrease in Government and class action settlements expense during 2001. As a result of the above, our loss from continuing operations decreased in 2001.

Provision for Income Tax (Benefit) Expense

We realized a $42.4 million tax benefit from continuing operations in 2003 as compared to a $21.2 million tax expense in 2002. Substantially all of this difference relates to the fact that we realized a $25.6 million deferred tax benefit due to the reduction of the deferred tax liability associated with certain indefinite life assets.

This reduction was the result of an impairment of goodwill in 2003. In 2002, a deferred tax expense of $30.6 million was initially provided to reflect the increase in the deferred tax liability associated with these assets. Additionally, HealthSouth Corporation and its subsidiaries file separate income tax returns in a number of states, some of which result in current state liabilities. The current state income tax liability in 2003 is approximately $11.0 million less than in 2002 as a function of decreased pre-tax state income. A valuation allowance is provided against remaining net deferred tax assets as it is not more likely than not that the company will realize these deferred tax assets.

Although we realized a pre-tax loss from continuing operations in 2002, a net tax expense is provided. The current portion is comprised of a tax benefit which results from our estimate that we will be able to carry back a portion of our current federal net operating loss pursuant to the provisions of the Job Creation and Worker Assistance Act of 2002 (the “Worker Assistance Act”), enacted by Congress on March 9, 2002. The Worker Assistance Act extended the carryback period to 5 years for net operating losses incurred in 2001 and 2002 only. Additionally, HealthSouth Corporation and its subsidiaries file separate income tax returns in a number of states, some of which result in current state income tax liabilities. The current state income tax liability in 2002 increased approximately $13.4 million from 2001 as a function of increased pre-tax state income. A deferred tax expense of $30.6 million was provided in 2002 to reflect the increase in a deferred tax liability associated with certain indefinite life assets, as compared to a deferred tax expense of $9.4 million provided on these assets in 2001. This liability is recorded as it is not able to be relieved through the realization of deferred tax assets. A valuation allowance is provided against remaining net deferred tax assets as it is not more likely than not that the company will realize these deferred tax assets.

In 2001, we realized a $28.2 million tax benefit from continuing operations, as compared to an $76.6 million tax benefit in 2000. Substantially all of the reduction in the tax benefit from 2000 to 2001 is a function of the amount of the federal tax net operating loss for each year. Additionally, HealthSouth Corporation and its subsidiaries file separate income tax returns in a number of states, some of which result in current state tax liabilities. The current state income tax liability in 2001 decreased approximately $6.3 million as compared to 2000 as a function of decreased pre-tax state income. A deferred tax expense of $9.4 million was provided in 2001 to reflect the increase in a deferred tax liability associated with certain indefinite life assets, as compared to a deferred tax expense of $15.0 million provided on these assets in 2000. This liability is recorded as it is not able to be relieved through the realization of deferred tax assets. A valuation allowance is provided against remaining net deferred tax assets as it is not more likely than not that the company will realize these deferred tax assets.

Consolidated Adjusted EBITDA

Management believes Consolidated Adjusted EBITDA is an important measure of operating performance, leverage capacity and debt service ability. We have included this measure because we believe it provides investors with additional information about our ability to incur and service debt and make capital expenditures. Consolidated Adjusted EBITDA is also a component of certain covenants contained within and defined by our Amended and Restated Credit Agreement, as discussed in more detail in Note 10, Long-term Debt, to our accompanying consolidated financial statements.

However, Consolidated Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America, and the items excluded from Consolidated Adjusted EBITDA are significant components in understanding and assessing financial performance. Therefore, Consolidated Adjusted EBITDA should not be considered a substitute for net loss from continuing operations or cash flows from operating, investing, or financing activities. Because Consolidated Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles in the United States of America and is thus susceptible to varying calculations, Consolidated Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenue and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements.

From 2000 through 2003, our Consolidated Adjusted EBITDA was as follows:

Reconciliation of Loss from Continuing Operations to Consolidated Adjusted EBITDA

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Loss from continuing operations before income tax expense and cumulative effect of accounting change	$(498,787)	$(395,897)	$(190,682)	$(438,207)
Depreciation and amortization	200,195	237,775	353,657	359,003
(Gain) loss on disposal of assets	(13,225)	87,043	35,193	104,798
Impairment charges	468,345	117,643	438	10,387
Government and class action settlements expense	170,949	347,716	—	8,248
Professional fees—reconstruction and restatement	70,558	—	—	—
(Gain) loss on early extinguishment of debt	(2,259)	(9,644)	5,136	1,615
Interest expense and amortization of debt discount	268,443	255,035	311,386	290,838
Interest income	(7,323)	(6,881)	(7,497)	(8,717)
Loss (gain) on sale of investments	15,811	(12,491)	651	34,572

Consolidated Adjusted EBITDA	672,707	620,299	508,282	362,537

Consolidated Adjusted EBITDA in 2003 increased primarily as a result of our efforts to reduce discretionary spending during the year and headcount reductions at our corporate headquarters.

Consolidated Adjusted EBITDA increased from 2001 to 2002 due to our inpatient division’s conversion to the Medicare IRF Prospective Payment System reimbursement system which rewards efficient providers.

The increase in Consolidated Adjusted EBITDA from 2000 to 2001 is due primarily to increased volumes at our inpatient, surgery centers, and diagnostic segments offset by higher general and administrative expenses, primarily due to the funding of Source Medical and software development costs. Our outpatient segment also made certain operational improvements that lowered their expenses and improved their Consolidated Adjusted EBITDA in 2001.

Impact of Inflation

Overall, inflation has not had a material impact on our operations during recent years. Unless inflation increases significantly, it is not expected to materially adversely affect our results of operations in the near term.

Relationships and Transactions with Related Parties

HealthSouth and its prior management team and board of directors engaged in numerous relationships and transactions with related parties. These transactions involved certain venture capital firms, investments, real property, and indebtedness of management. For more information on our historic relationships and transactions with related parties, please see Item 13, Certain Relationships and Related Transactions, of this report, and Note 6, Marketable Securities, Note 9, Investment in and Advances to Nonconsolidated Affiliates, Note 12, Shareholders’ Equity, and Note 20, Related Party Transactions, to our accompanying consolidated financial statements.

As part of our restructuring process, we have eliminated our interests in and relationships with related parties. These types of transactions are not material to our ongoing operations, and therefore, will not be presented as a separate discussion within this Item. When these relationships or transactions were significant to our results of operations during the years ended December 31, 2003, 2002, 2001, or 2000, information regarding the relationship or transaction(s) have been included within this Item.

Segment Results of Operations

Our new executive management team, under the direction of the Special Committee of the board of directors, has restructured our business activities and financial, operational, and management structure. As a result of this restructuring process, our internal financial reporting and management structure is focused on the major types of services provided by HealthSouth. We currently provide various patient care services through four operating divisions and certain other services through a fifth division, which correspond to our five reporting business segments: (1) inpatient, (2) surgery centers, (3) outpatient, (4) diagnostic, and (5) corporate and other. For additional information regarding our business segments and related information, please see Item 1, Business, and Note 24, Segment Reporting, to our accompanying consolidated financial statements.

Segment financial data for the years ended December 31, 2001 and 2000 has been restated to recognize the above changes in our organizational structure. A detailed description of the services, as well as financial data, for each segment can be found in Item 1, Business, and in Note 24, Segment Reporting, to our accompanying consolidated financial statements. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

Inpatient

We are the nation’s largest provider of inpatient rehabilitation services. Our inpatient rehabilitation facilities provide comprehensive services to patients who require intensive institutional rehabilitation care. Patient care is provided by nursing and therapy staff as directed by a physician order. Internal case managers monitor each patient’s progress and provide documentation of patient status, achievement of goals, functional outcomes and efficiency.

Our inpatient segment operates inpatient rehabilitation facilities (“IRFs”), long-term acute care hospitals (“LTCHs”), and skilled nursing units and provides treatment on both an inpatient and outpatient basis. As of December 31, 2004, our inpatient segment operated 94 freestanding IRFs, 9 LTCHs, and 152 outpatient facilities near our IRFs or LTCHs. In addition to HealthSouth facilities, our inpatient segment manages 13 inpatient rehabilitation units and 2 gamma knives. Our inpatient segment also has 11 therapy staffing contracts with acute care providers. Our inpatient facilities are located in 28 states, with a concentration of facilities in Texas, Pennsylvania, Florida, Tennessee, and Alabama. We also have facilities in Puerto Rico and Australia.

For the years ended December 31, 2003, 2002, 2001, and 2000, our inpatient segment comprised approximately 50.9%, 48.2%, 42.9%, and 40.9% of consolidated net operating revenues. For 2000 through 2003, this segment’s operating results were as follows:

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
	(in thousands)
Inpatient
Net operating revenues	$2,016,168	$1,907,342	$1,522,872	$1,432,481
Operating expenses*	1,573,159	1,558,619	1,396,232	1,427,082

Operating earnings	$443,009	$348,723	$126,640	$5,399

Discharges	120	118	115	119
Outpatient visits	2,342	2,538	2,678	2,592

	(not in thousands)
Full time equivalents	19,636	19,291	18,661	17,904
Average length of stay	16.2 days	16.6 days	17.5 days	17.4 days

*	Excludes corporate overhead allocation. See Note 24, Segment Reporting, to our accompanying consolidated financial statements. Includes the effect of minority interests in earnings of consolidated affiliates and equity in net income of nonconsolidated affiliates.

During 2003, 2002, 2001, and 2000, inpatient’s net operating revenues were derived from the following payor sources:

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Medicare	70.6%	64.0%	56.4%	53.4%
Medicaid	2.3%	3.0%	3.3%	3.6%
Workers’ compensation	3.8%	4.4%	5.7%	5.7%
Managed care and other discount plans	14.4%	17.1%	20.1%	20.9%
Other third party payors	6.3%	8.6%	10.4%	11.3%
Other income	2.6%	2.9%	4.1%	5.1%

Total	100.0%	100.0%	100.0%	100.0%

Our inpatient segment’s payor mix is weighted heavily towards Medicare. Prior to 2002, our freestanding and hospital-based IRFs received cost-based reimbursement from Medicare. Under the cost reimbursement system, each IRF determined its costs related to Medicare patients, based on Medicare’s definition of allowable costs and the percentage of Medicare business, and filed for reimbursement of those costs from Medicare. Effective January 1, 2002, this cost-based methodology was replaced with a Prospective Payment System (“PPS”) for our IRFs. Under IRF-PPS, our IRFs receive fixed payment amounts per discharge based on certain rehabilitation impairment categories established by the Department of Health and Human Services. With PPS, our facilities retain the difference, if any, between its fixed payment from Medicare and its operating costs. Thus, our facilities are rewarded for being high quality, low cost providers. During 2003, the segment operated seven LTCHs that converted to LTCH-PPS and began receiving fixed payment amounts per discharge based on diagnosis-related groups determined by the Department of Health and Human Services. For additional information regarding Medicare reimbursement, please see the “Sources of Revenue” section of Item 1, Business, of this annual report.

From 2000 to 2003, the portion of our inpatient segment’s net operating revenues attributable to Medicare has grown. This was due in part to the change from cost-based reimbursement to IRF-PPS, which increased our

Medicare reimbursement. In addition, many of the health conditions treated at our inpatient facilities are associated with aging, and increased marketing efforts have focused on these areas, such as the stroke campaign which began in 2002. As a result, new business has come from Medicare patients. Furthermore, we now have 9 LTCHs in operation. These LTCHs provide specialized acute care for medically complex patients who are critically ill with multi-system complications and/or failures and require long hospitalizations. The majority of these patients are covered by the Medicare program since Medicare utilization in an LTCH can exceed 90%.

Due to the significance of Medicare payments to our inpatient facilities, the number of patient discharges is a key metric utilized by the segment to monitor and evaluate its performance. The number of outpatient visits is also tracked in order to measure the volume of outpatient activity within the segment. The segment’s primary operating expenses include salaries and benefits and supplies. Salaries and benefits represents the most significant cost to the segment and includes all amounts paid to full- and part-time employees, including all related costs of benefits provided to employees. It also includes amounts paid for contract labor. Supply costs include all expenses associated with supplies used while providing patient care. These costs include pharmaceuticals, needles, bandages, food, and other similar items.

75% Rule

On May 7, 2004, CMS issued a final rule that stipulates revised Medicare classification criteria that a facility is required to meet to be considered an IRF by Medicare. The revised 75% Rule, which became effective July 1, 2004, is discussed in more detail in Item 1, Business, “Sources of Revenue.” The revised 75% Rule generally provides that to be considered an IRF, and to receive reimbursement for services under the IRF-PPS methodology, 75% of a facility’s total patient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions. The revised 75% Rule will be phased in over a period that began on July 1, 2004, at a 50% level, and will end (i.e., full compliance will be required) for cost reporting periods beginning on or after July 1, 2007.

Our inpatient division has begun to deny admissions of certain types of patients at several locations in an attempt to ensure compliance with the revised 75% Rule. We project this reduction in census, unless mitigated, will have a materially adverse impact on the inpatient segment’s revenues. We previously estimated that the revised 75% Rule could negatively impact our net operating revenues by $95 million to $100 million in 2005. Our inpatient division is taking steps to mitigate the impact of the revised 75% Rule, and we previously estimated the impact to our net operating revenues to be approximately $50 million to $55 million when our mitigation strategies are taken into consideration. In the second quarter of 2005, as many of our facilities approach the end of their cost reporting years, we have seen a greater than anticipated decline in inpatient volumes, a significant portion of which is attributable to the revised 75% Rule. Accordingly, the financial impact estimated could be greater than previously disclosed. Our mitigation strategy is discussed in Item 1, Business, “Operating Divisions—Inpatient”. We are also participating with the rest of the industry to help educate various governmental agencies and policy makers about the efficacy of inpatient rehabilitative care.

Net Operating Revenues

In 2003, our inpatient segment yielded an approximate 5.7% increase in net operating revenues due to higher net revenue per discharge, or improvement in our reimbursement per case, as well as a 1.7% increase in discharges. The increase in net operating revenues per discharge is due primarily to the increase in the segment’s Case Mix Index (“CMI”). An increase in CMI indicates that our patients have a higher acuity. For Medicare, which approximated 70.6% of inpatient’s 2003 net operating revenues, the result of an increase in CMI is an increased payment to the segment. In addition, a market basket adjustment of 3.0% was received from Medicare in October 2003. A market basket adjustment is made to Medicare rates by the Department of Health and Human Services to provide an economic adjustment that is often passed on to providers. The increased reimbursements were offset by a 7.7% decrease in outpatient visits. The decrease in outpatient net operating revenue occurred as a result of a clarification in Medicare outpatient billing regulations that resulted in more therapy being provided in group settings verses individual sessions. Competition from physicians offering physical therapy within their own offices also contributed to the decrease in outpatient visits in 2003.

The most significant increase in net operating revenues came in 2002 when inpatient converted to IRF-PPS. Approximately 90% of the increase in net operating revenues from 2001 to 2002 is due to higher average net revenue per discharge in 2002. The improvement per discharge is primarily due to the conversion from the Medicare cost reimbursement system to the Medicare IRF-PPS reimbursement system, as discussed above. The remaining 10% of the increase in net operating revenues is due to a 2.6% increase in the number of discharges year over year combined with a 5.2% decrease in outpatient visits.

In 2001, net operating revenues increased by 6.3%. Year over year, the net revenue per discharge increased due to an increase in the average length of stay from 17.4 days in 2000 to 17.5 days in 2001 as well as an increase in outpatient visits of 3.3%. This increase in net revenue was offset by a 3.4% decrease in the number of discharges from 2000 to 2001.

Operating Expenses

Salaries and Benefits

Salaries and benefits comprised over 51% of inpatient’s operating expenses in each year.

Salaries and benefits increased by $57.1 million, or 6.7%, from 2002 to 2003. Approximately $41.7 million of the increased costs associated with salaries and benefits are due to annual merit increases and significant increases in group medical expenses and workers’ compensation costs. From 2002 to 2003, the segment experienced an approximate 4.8% increase in benefit costs. The remainder of the increase in salaries and benefits is due to an increase in full-time equivalents of 345. This increase in full time equivalents is primarily the result of increased patient acuity and the net increase of 2 facilities during 2003.

From 2001 to 2002, salaries and benefits increased by $57.7 million, or 7.2%. Approximately 47% of this increase is due to a 630 person, or 3.4%, increase in full time equivalents, year-over-year. This increase is the result of increased volumes and the opening of three new facilities in 2002. Annual merit increases, rising group medical costs, and increased workers’ compensation costs contributed to the remaining 53% of the increase.

Salaries and benefits increased by $57.0 million, or 7.7%, from 2000 to 2001. The increase in salaries and benefits is attributable to a 757, or 4.2%, increase in full time equivalents and annual merit increases of approximately 3.3% coupled with significant increases in group medical expenses and workers’ compensation costs. Year over year, the increase in full time equivalents, due primarily to the opening of four new facilities in 2001, accounted for approximately 55% of the increased expenses, while increased costs for salaries and benefits accounted for the remaining 45%.

Supplies

From 2002 to 2003, supplies expense increased by $5.8 million, or 5.6%. This increase is due to the increased CMI, as discussed above, as a higher acuity correlates to a higher cost patient, especially in drug expenses. Supplies expense increased by $4.3 million, or 4.3%, from 2001 to 2002. This increase is primarily due to the opening of three new facilities during 2002 and the initial purchase of supplies required to open these facilities. Supplies expense increased by $8.4 million, or 9.3%, from 2000 to 2001. This increase is due primarily to rising drug and medical supply costs.

Provision for Doubtful Accounts

Our inpatient segment’s provision for doubtful accounts has decreased from 3.4% of net operating revenues in 2000 to 1.6% of net operating revenues in 2003. In years subsequent to 2000, our inpatient segment was able to decrease its provision for doubtful accounts as a percent of net operating revenues through significant improvements in collections precipitated by consistent application of policies around the identification, pursuit, and recording of bad debts during the year. This decrease in the provision for doubtful accounts is also attributable to the increase in the percent of our net operating revenues from Medicare, as bad debts have not historically been associated with Medicare as a payor.

All Other Operating Expenses

From 2002 to 2003, all other operating expenses decreased by 6.2%. These expenses decreased as a result of no Medicare Program Settlement recorded in 2003 and a $21.8 million net gain on asset disposals recorded during the year. The net gain on asset disposals was primarily the result of the sale of our inpatient facility in Reno, Nevada. These decreases were offset by increased operating expenses associated with the higher acuity patients serviced in 2003, the net increase of two facilities during the year, and increased insurance costs. Higher acuity patients utilize more therapeutic and diagnostic services, such as dialysis and MRIs, which increases our costs.

From 2001 to 2002, all other operating expenses increased by 17.8%. This increase is primarily the result of the Medicare Program Settlement. As a result of the Medicare Program Settlement, as discussed in more detail in Note 21, Medicare Program Settlement, to our accompanying consolidated financial statements, and in this Item, “Consolidated Results of Operations,” our inpatient segment recorded a charge of $194.0 million during 2002 as Government and class action settlements expense.

During 2002, we also incurred certain impairment charges. We examined all of our facilities for impairment as of December 31, 2002, as a result of both continuing losses at certain facilities and the substantial decline in our stock price during the last six months of 2002. Based on this review, we recorded an impairment charge of approximately $5.5 million in 2002 to reduce the carrying value of amortizable intangibles of certain facilities to their estimated fair market value. We also recorded an impairment charge of $2.5 million to reduce the carrying value of long-lived assets of certain facilities to their estimated fair market value. We determined the fair value of these impaired assets based on the discounted future cash flows of these facilities using an average weighted average discount rate of 10.5%.

These increases in operating expenses in 2002 were offset by an approximate 30% decrease in depreciation and amortization due to our adoption of FASB Statement No. 142 on January 1, 2002. Under FASB Statement

No. 142, we no longer amortize goodwill. It should also be noted that our inpatient segment recorded a net loss on disposal of assets of approximately $40.5 million in 2002, relating primarily to the sale of Wentworth Nursing Home.

From 2000 to 2001, all other operating expenses decreased by 14.0%. During 2001, our minority interests in earnings of consolidated affiliates decreased due to the start up of three new partnership facilities and a decline in business due to competitive pressures at two other partnership locations. Operating expenses also decreased as a result of the reduction in discharges in 2001.

Inpatient’s operating expenses in 2001 also includes a net loss of $41.2 million related primarily to the sale of the four Meadowbrook facilities, as discussed in more detail in Note 7, Property and Equipment, to our accompanying consolidated financial statements. The sale of the Meadowbrook facilities resulted in a loss on asset disposals of approximately $37.4 million. In 2000, inpatient recorded a net loss on asset disposals of approximately $0.5 million.

Operating Earnings

Operating earnings increased from 2002 to 2003, as inpatient volumes remained strong as the segment focused on expense management and billing and collection practices. The increase in operating earnings from 2001 to 2002 is due to the favorable impact of IRF-PPS, as our facilities were rewarded for being efficient service providers, offset by the allocation of the Medicare Program Settlement to our inpatient segment. The increase in operating earnings from 2000 to 2001 is due to the impact of more outpatient volume combined with a Medicare cost reimbursement methodology that ensures payments increase with an increasing cost base.

Surgery Centers

We operate the largest network of ambulatory surgery centers (“ASCs”) in the United States. As of December 31, 2004, we provided these services through the operation of our network of approximately 177 freestanding ASCs and 3 surgical hospitals in 36 states, with a concentration of centers in California, Texas, Florida, North Carolina, and Pennsylvania.

Our surgery centers provide the facilities and medical support staff necessary for physicians to perform non-emergency surgical procedures in more than a dozen specialties, such as orthopedic, GI, ophthalmology, plastic, and general surgery. For 2000 through 2003, this segment’s operating results were as follows:

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
	(in thousands)
Surgery Centers
Net operating revenues	$920,079	$926,407	$866,854	$817,072
Operating expenses*	983,283	825,971	785,686	813,666

Operating (loss) earnings	$(63,204)	$100,436	$81,168	$3,406

Cases	783	806	784	760

	(not in thousands)
Full time equivalents	5,242	5,230	5,026	4,866

*	Excludes corporate overhead allocation. See Note 24, Segment Reporting, to our accompanying consolidated financial statements. Includes the effect of minority interests in earnings of consolidated affiliates and equity in net income of nonconsolidated affiliates.

During the years ended December 31, 2003, 2002, 2001, and 2000, our surgery centers segment derived its net operating revenues from the following payor sources:

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Medicare	16.3%	16.4%	16.1%	16.7%
Medicaid	2.4%	2.4%	2.2%	2.2%
Workers’ compensation	12.3%	13.0%	12.7%	12.3%
Managed care and other discount plans	51.6%	52.7%	47.5%	45.9%
Other third party payors	15.4%	13.6%	18.6%	20.9%
Other income	2.0%	1.9%	2.9%	2.0%

Total	100.0%	100.0%	100.0%	100.0%

The increase in the percent of our net operating revenues from managed care and other discount plans is the result of a macro trend towards greater penetration of managed care in most large urban markets, which is where most of our ASCs are located. This trend is shifting payors from the other third party payors category into managed care and other discount plans.

The number of cases handled by our centers is a key metric utilized by the segment to regularly evaluate its performance. The segment’s primary operating expenses include salaries and benefits and supplies. Salaries and benefits represents the most significant cost to the segment and includes all amounts paid to full- and part-time employees at our centers, as well as all related costs of benefits provided to employees. Supply costs include all expenses associated with medical supplies used while providing patient care at our centers. Such costs include sterile disposables, pharmaceuticals, implants, and other similar items.

Like most other ASCs, the majority of our centers are owned in partnership with surgeons and other physicians who perform procedures at the centers. As existing physician partners retire or change geographic location, it is important that the surgery segment periodically provide other physicians with opportunities to purchase ownership interests in our ASCs in order to maintain or increase case volumes and net operating revenues. Our ability to resyndicate our partnerships is a key success factor for our surgery centers’ segment.

Our surgery centers segment’s net operating revenues grew from 2000 to 2002, and remained relatively flat from 2002 to 2003. However, as noted earlier in this Item, we believe the segment’s revenue performance is due in large part to overall growth in the industry rather than solid execution. Since March 2003, the division has struggled due in large part to an inability to efficiently resyndicate its partnership portfolio and its inability to control costs.

Net Operating Revenues

From 2002 to 2003, the number of cases handled by our surgery centers declined by 2.9%. This decrease in cases contributed to an approximate $26.2 million decrease in net operating revenues. However, the segment was able to achieve increased pricing on its services to almost offset the negative impact on net operating revenues year over year. The majority of the case decline occurred during the last six months of 2003. Management attributes the decline to its inability to resyndicate its partnership interest in each center and the negative publicity HealthSouth received as a result of the events of March 19, 2003. Because of our inability to report financial information during 2003, there was no resyndication activity during 2003.

Our surgery centers performed approximately 22,000 more cases in 2002 than 2001. This increase in cases yielded an approximate $23.5 million in additional net operating revenues during 2002. Volumes increased in 2002 due to more specialty services provided by our centers during the year, including ENT (ears, nose, and throat), gastro, pain management, orthopedic, and podiatry. The volume increase is in spite of the closure of 12 facilities that negatively impacted net operating revenues by approximately $24.1 million in 2002. The segment was also able to achieve increased pricing on most services during 2002, which generated approximately $38.9 million in additional net operating revenues during the year.

The number of cases handled by our surgery centers increased by approximately 3.2% from 2000 to 2001. This increase in cases contributed approximately $26.3 million in additional revenues during 2001. This volume increase and the related revenues are in spite of the closure of 11 facilities during 2001 that negatively impacted revenues by approximately $13.4 million. Our surgery centers also experienced a change in mix during 2001 to slightly more orthopedic cases, which carry a higher net operating revenue per case than other services. This shift in case mix combined with pricing increases across all services generated approximately $19.7 million in additional net operating revenues during 2001.

Operating Expenses

Salaries and Benefits

In each year, salaries and benefits represents over 28% of our surgery centers segment’s operating expenses. From 2000 through 2003, the rising cost of benefits provided to employees caused the segment to experience increased salaries and benefits expense.

During 2003, salaries and benefits increased by $10.9 million, or 3.9%. Approximately 94% of this increase is due to annual merit increases coupled with increased costs associated with employee medical benefits. The remainder is due to the addition of 12 full time equivalents in 2003.

Salaries and benefits increased by $29.8 million, or 11.9% from 2001 to 2002. The number of full time equivalents increased by 204 as the number of cases handled by our centers increased. This increase in full time equivalents contributed approximately $10.1 million to the increased salaries and benefits. Annual merit increases, increased use of contract labor, and rising costs associated with benefits provided to employees contributed to the remainder of the increase.

From 2000 to 2001, salaries and benefits increased by $20.1 million, or 8.8%. Approximately $7.6 million of this increase is due to an increase of 160 full-time equivalents due to the increased volumes experienced by our ASCs during 2001. Annual merit increases and rising costs associated with benefits provided to employees contributed approximately $12.5 million to the increased expenses.

Supplies

Supplies represents over 20% of our surgery centers segment’s operating expenses in each year, making it important for our ASCs to appropriately manage and monitor these costs. However, these costs were not appropriately managed after the events of March 19, 2003. Many of our facilities purchased excess levels of supplies in fear of a cash shortage by HealthSouth or in an effort to maintain relationships with certain vendors. As a result of these actions and other unfavorable vendor terms, supplies expense increased by $8.3 million, or 4.2%, in 2003.

Supply costs increased by $16.1 million, or 8.9%, from 2001 to 2002. Approximately 31% of this increase is due to the increased volumes experienced during 2002. The remainder of the increase is due to price increases on certain supplies, such as implants and prosthetics.

From 2000 to 2001, supply costs increased by $11.8 million, or 7.0%. Almost half of this increase is the result of over 24,000 more cases performed during 2001. The remainder of the increase in supplies expense primarily relates to the mix of cases during 2001 compared to 2000. During 2001, we had an increase in the number of orthopedic cases, which normally carry a higher supply cost due to the implants and prosthetics used in these cases.

Provision for Doubtful Accounts

From 2000 through 2003, the provision for doubtful accounts of our surgery centers segment consistently remained between 3.0% and 4.0% of net operating revenues.

All Other Operating Expenses

All other operating expenses increased by 44.7% from 2002 to 2003. This increase is due to the $176.2 million goodwill impairment charge recorded by the surgery centers segment in 2003. We performed an impairment review as required by FASB Statement No. 142 as of October 1, 2003 and concluded that a potential goodwill impairment existed in our surgery centers operating segment. The amount of the impairment, which was determined by calculating the implied fair value of goodwill, primarily recognizes the decline in the expected future operating performance of our surgery centers.

The impairment charge was offset by decreased discretionary spending during 2003, as a result of the events of March 19, 2003, for items such as travel, meetings, entertainment, charitable donations, and event sponsorships. The segment also cancelled a contract for e-procurement at the end of 2002 that reduced 2003’s operating expenses by $4.9 million.

From 2001 to 2002, all other operating expenses decreased by 3.0%. This decrease is due primarily to our adoption of FASB Statement No. 142 on January 1, 2002, which requires the cessation of goodwill amortization. Our adoption of FASB Statement No. 142 decreased amortization expense by $43.5 million.

The decrease in amortization expense was offset by impairment charges in 2002. As of December 31, 2002, we examined all of our facilities for impairment, as both continuing losses at certain facilities and the substantial decline in our stock price during the last six months of 2002 indicated that numerous triggering events had occurred. Based on this review, we recorded an impairment charge of approximately $6.2 million to reduce the carrying value of amortizable intangibles to their estimated fair market value and an impairment charge of approximately $31.8 million to reduce the carrying value of certain long-lived assets to their estimated fair market value. We determined fair market value using discounted future cash flows and a weighted average discount rate of 10.5%.

From 2000 to 2001, all other operating expenses decreased by 16.7%. This decrease is primarily the result of a decrease in the net loss on asset disposals recorded in each year. During 2001, our surgery centers segment recorded an approximate $8.9 million net loss on the disposal of various assets, with the largest component of the net loss related to assets of our Greensboro, North Carolina facility. During 2000, a $34.5 million net loss on asset disposals was recorded by the surgery centers segment primarily due to the sale of assets associated with ASCs located in Illinois, Nevada, and Texas.

All other operating expenses also decreased in 2001 due to no impairment charges recorded during the year. During 2000, triggering events related to facility closings and facilities experiencing negative cash flow from operations resulted in our surgery centers segment recognizing impairment charges of $2.7 million on long-lived assets.

Operating Earnings

As noted earlier in this Item, our surgery centers were able to maintain their net operating revenues in 2003, but struggled due in large part to an inability to resyndicate its partnership portfolio and control costs. During 2003, the segment also recorded an impairment charge of $176.2 million related to goodwill. These issues can be seen in the decline in operating earnings from 2002 to 2003.

Increased volumes and pricing drove the increase in operating earnings from 2001 to 2002. Likewise, from 2000 to 2001, our surgery centers also experienced increased volumes and pricing, as well as an improved case mix, which resulted in an increase in operating earnings in 2001.

Outpatient

We are the largest operator of outpatient rehabilitation facilities in the United States. As of December 31, 2004, we provided outpatient rehabilitative health care services through approximately 765 HealthSouth facilities and 39 facilities managed under contract by us. We have locations in 44 states, with a concentration of centers in Florida, Texas, New Jersey, New York, and Missouri.

Our outpatient rehabilitation facilities are staffed by physical therapists, occupational therapists, and other clinicians and support personnel, depending on the services provided at a particular location, and we are open at hours designed to accommodate the needs of the patient population being served and the local demand for services. Our outpatient centers offer a range of rehabilitative health care services, including physical therapy and occupational therapy, with a particular focus on orthopedic, sports-related, work-related, hand and spine injuries, and various neurological/neuromuscular conditions.

For 2000 through 2003, this segment’s operating results were as follows:

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
	(in thousands)
Outpatient
Net operating revenues	$586,988	$663,589	$691,800	$689,757
Operating expenses*	637,522	644,427	607,504	652,895

Operating (loss) earnings	$(50,534)	$19,162	$84,296	$36,862

Visits	5,861	7,109	7,565	7,584

	(not in thousands)
Full time equivalents	6,286	7,392	7,513	7,667

*	Excludes corporate overhead allocation. See Note 24, Segment Reporting, to our accompanying consolidated financial statements. Includes the effect of minority interests in earnings of consolidated affiliates and equity in net income of nonconsolidated affiliates.

For the years ended December 31, 2003, 2002, 2001, and 2000, outpatient’s net operating revenues were derived from the following payor sources:

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Medicare	9.5%	8.2%	7.6%	6.7%
Medicaid	1.0%	1.0%	1.1%	1.2%
Workers’ compensation	26.7%	27.5%	27.4%	28.6%
Managed care and other discount plans	45.3%	43.5%	42.3%	40.6%
Other third party payors	9.6%	11.3%	12.1%	13.0%
Other income	7.9%	8.5%	9.5%	9.9%

Total	100.0%	100.0%	100.0%	100.0%

The number of visits patients make to our centers is a key metric utilized by the segment to regularly evaluate its performance. Outpatient’s net operating revenues include revenues from patient visits, as well as revenues generated from trainers and management contracts. Outpatient has contracts with schools, municipalities, and other parties around the country to provide physical therapists and/or athletic trainers for various events. Outpatient also receives management and administrative fees for facilities it manages, but does not own. Trainer income, management fees, and administrative fees comprise the majority of the segment’s other income.

The segment’s most significant operating expense is salaries and benefits, which includes all amounts paid to full- and part-time employees at our centers, as well as all related costs of benefits provided to employees. Due to the nature of the services provided by our outpatient centers, supplies expense does not represent a significant portion of the segment’s operating expenses, unlike our other business segments.

Our outpatient segment participates in a slower growing, lower margin business. Due to regulatory changes, physicians that once referred business to us are now treating patients at their own facilities. Due to the relatively low barriers to entry associated with an outpatient facility, our outpatient segment continues to face increased competition from physician-owned physical therapy sites.

Net Operating Revenues

Net operating revenues have declined since 2001.

From 2002 to 2003, the number of patient visits to our facilities declined by 17.6%. This decreased volume negatively impacted net operating revenues in 2003 by $107.4 million. Management attributes the volume decline to increased competition from physician- owned physical therapy sites, expiration of non-compete agreements from prior acquisitions, and the negative publicity HealthSouth received after the events of March 19, 2003. The volume impact of these factors resulted in the net closure of 135 facilities during 2003, which accounted for approximately $18.8 million of the total volume decrease of $107.4 million. The remaining $88.6 million of the volume decrease represents the impact of the above factors on our facilities that remained open. During 2003, non-patient revenues, including trainer income and management fee income, also decreased by $7.5 million due to facility closures and contract terminations during the year.

Although volumes decreased in 2003, the outpatient segment was able to achieve a higher net patient revenue per visit, increasing this metric by $7 per visit and yielding approximately $38.4 million in additional net operating revenues during 2003. The increase per visit is due to the segment’s examination and elimination of managed care contracts with low reimbursement rates, a price increase on most services, and the segment’s clinical focus on more manual therapy services that result in higher net revenues per visit.

From 2001 to 2002, patient visits to our facilities decreased by 6.0% and was the primary factor in the 4.1% decrease in net operating revenues year over year. As competition from physician-owned physical therapy sites increased, we experienced declining volumes that resulted in the net closure of 100 facilities in 2002. During 2002, non-patient revenues, including trainer income and management fee income, decreased by $6.1 million due to facility closures and contract terminations during the year.

From 2000 to 2001, net operating revenues increased by less than 1%, with the number of patient visits to our facilities decreasing by 19,000 visits. The decreased volumes negatively impacted net operating revenues by approximately $1.6 million in 2001. However, the decrease in volume was offset by the positive impact of price increases during 2002, which resulted in a $6.7 million increase in net operating revenues. During 2001, non-patient revenues, including trainer income and management fee income, decreased by $3.1 million due to facility closures and contract terminations during the year.

Operating Expenses

Salaries and Benefits

Salaries and benefits represent over 47% of outpatient’s operating expenses in each year.

From 2000 through 2003, the most significant change in salaries and benefits occurred from 2002 to 2003, when these expenses decreased by $48.1 million, or 13.6%. The majority of this decrease is due to the closure of facilities in 2003, as described above, that resulted in a 1,106 decrease in full time equivalents year-over-year. This decrease in full time equivalents decreased salaries and benefits by approximately $52.9 million. Decreased costs associated with fewer full time equivalents was offset by increasing costs associated with employee benefits.

Salaries and benefits increased by $3.0 million, or 0.9%, from 2001 to 2002. During 2002, full time equivalents decreased by 121 due to facility closures during the year. This decrease in full time equivalents resulted in an approximate $5.7 million decrease in salaries and benefits. However, this decrease was offset by an overall increase in the average salary per full time equivalent. During 2002, the segment experienced a change in employee mix, as our outpatient facilities changed the personnel skill mix to one more heavily weighted towards higher-paid personnel, which are typically clinically oriented.

From 2000 to 2001, salaries and benefits decreased by $10.0 million, or 2.8%, primarily as a result of a reduction of 154 full time equivalents during 2001 as a result of the net closure of 70 facilities.

Provision for Doubtful Accounts

The provision for doubtful accounts decreased from 8.2% of net operating revenues in 2000 to 2.8% of net operating revenues in 2003. From 2000 to 2001, the provision for doubtful accounts decreased by $22.7 million from 8.2% of net operating revenues to 4.9% of net operating revenues, respectively. Management attributes this improvement to better collection efforts by outpatient’s operations department on collecting past due accounts in 2001, as well as the closure of underperforming facilities during the year. During 2002, the provision for doubtful accounts decreased by $19.6 million as the segment increased resources to focus on collections greater than 120 days old. In 2003, the provision for doubtful accounts increased by $2.3 million due primarily to bad debts associated with nonconsolidated affiliates with whom we have management contracts.

All Other Operating Expenses

From 2002 to 2003, all other operating expenses increased by 14.1% due primarily to impairment charges recorded during 2003. As a result of the events of March 19, 2003, we performed an impairment review, as required by FASB Statement No. 142, and concluded that a potential goodwill impairment existed in the outpatient operating segment. We calculated the implied fair value of the outpatient segment’s goodwill and determined that the outpatient segment’s goodwill was impaired by $135.9 million. Our outpatient segment also recorded a $4.1 million impairment charge related to long-lived assets in 2003. Increased operating expenses due to impairment charges were offset slightly by a decrease in depreciation and amortization expense due to the net closure of 135 facilities and the expiration of numerous noncompete agreements in 2003.

From 2001 to 2002, all other operating expenses increased by 24.0%. This increase is primarily the result of the Medicare Program Settlement recorded in 2002. As a result of the Medicare Program Settlement, as discussed in more detail in Note 21, Medicare Program Settlement, to our accompanying consolidated financial statements, and in this Item, “Consolidated Results of Operations,” our outpatient segment recorded a charge of $96.5 million during 2002 as Government and class action settlements expense.

During 2002, our outpatient segment also recorded $16.7 million in impairment charges. As of December 31, 2002, we examined all of our facilities for impairment, as both continuing losses at certain facilities and the substantial decline in our stock price during the last six months of 2002 indicated that numerous triggering events had occurred. Based on this review, our outpatient segment recorded an impairment charge of $4.7 million during 2002 to reduce the carrying value of amortizable intangibles of certain facilities to their estimated fair market value. This segment also recorded a 2002 impairment charge of $12.0 million to reduce the carrying value of certain long-lived assets of certain facilities to their estimated fair market value.

The above increases in operating expenses in 2002 were offset by a 49.9% decrease in depreciation and amortization expense. Depreciation and amortization expense decreased from 2001 to 2002, as effective January 1, 2002, we adopted FASB Statement No. 142 and ceased amortizing goodwill at that time. The adoption of FASB Statement No. 142 accounts for approximately 77% of the decrease in depreciation and amortization expense year over year. The remaining 23% of the decrease is due to the disposal of assets during 2002 related to facility closures.

From 2000 to 2001, all other operating expenses decreased by 5.4%. This decrease is primarily the result of the net loss on asset disposals recorded in each year. In 2001, outpatient recorded a net loss of $6.0 million on the disposal of assets, while in 2000, outpatient recorded a net loss from asset disposals of $30.4 million. In both years, the net loss recorded is the result of the disposal of numerous individually insignificant assets from facilities that were closed during the year. It should also be noted that impairment charges approximating $0.1 million and $0.7 million were recorded against certain long-lived assets in 2001 and 2000, respectively.

Operating Earnings

Our outpatient segment experienced negative operating earnings in 2003 due primarily to the $135.9 million goodwill impairment charge recorded by the segment. Operating earnings were also negatively impacted due to the declining net operating revenues as a result of increased competition from physician-owned physical therapy sites, as well as the expiration of noncompete agreements from prior acquisitions and the negative publicity we received as a result of the events of March 19, 2003. This increased competition decreased our net operating revenues and forced us to close numerous underperforming facilities during the year.

During 2002, the segment was able to adjust its costs and close underperforming facilities when it began experiencing declining volumes during the year. However, the recording of the Medicare Program Settlement in 2002 negatively impacted the segment’s operating earnings by $96.5 million and resulted in the year over year decrease in operating earnings.

From 2000 to 2001, operating earnings increased due primarily to the operational improvements made by the segment in 2001 that reduced the provision for doubtful accounts, as discussed above, and the change in the net loss on disposal of assets year over year.

Diagnostic

We are the second largest operator of freestanding diagnostic imaging centers in the United States. As of December 31, 2004, we performed diagnostic services through the operation of our network of approximately 96 diagnostic centers in 26 states and the District of Columbia, with a concentration of centers in Texas, Washington, D.C., Alabama, Georgia, and Florida.

Our diagnostic centers provide outpatient diagnostic imaging services, including MRI services, CT services, X-ray services, ultrasound services, mammography services, nuclear medicine services and fluoroscopy. We do not provide all services at all sites, although approximately 75% of our diagnostic centers are multi-modality centers offering multiple types of service. Our outpatient diagnostic procedures are performed by experienced radiological technologists. After the diagnostic procedure is completed, the images are reviewed by radiologists who have contracted with us. These radiologists prepare an interpretation which is then delivered to the referring physician.

Due to the equipment utilized when performing diagnostic services for our patients, our diagnostic segment generally has high capital costs, including costs for maintaining its equipment.

For 2000 to 2003, our diagnostic segment’s operating results were as follows:

Diagnostic	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
	(in thousands)
Net operating revenues	$279,581	$305,914	$273,968	$250,298
Operating expenses*	319,761	346,204	219,938	253,333

Operating (loss) earnings	$(40,180)	$(40,290)	$54,030	$(3,035)

Scans	892	1,053	1,049	903

	(not in thousands)
Full time equivalents	1,414	1,579	1,569	1,402

*	Excludes corporate overhead allocation. See Note 24, Segment Reporting, to our accompanying consolidated financial statements. Includes the effect of minority interests in earnings of consolidated affiliates and equity in net income of nonconsolidated affiliates.

For the years ended December 31, 2003, 2002, 2001, and 2000, diagnostic derived its net operating revenues from the following payor sources:

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Medicare	16.5%	16.8%	14.9%	12.4%
Medicaid	2.7%	2.2%	1.8%	2.1%
Workers’ compensation	7.6%	10.1%	11.9%	12.5%
Managed care and other discount plans	63.4%	56.9%	42.9%	39.2%
Other third party payors	8.6%	12.5%	26.1%	31.2%
Other income	1.2%	1.5%	2.4%	2.6%

Total	100.0%	100.0%	100.0%	100.0%

The increase in the percent of our net operating revenues from managed care and other discount plans is the result of a macro trend towards greater penetration of managed care in most large urban markets, which is where most of our diagnostic centers are located. This trend is shifting payors from the other third party payors category into managed care and other discount plans.

The number of scans performed is a key metric utilized by the segment to regularly evaluate its performance. The segment’s primary operating expenses include salaries and benefits, professional and medical director fees, and supplies. Salaries and benefits represents the most significant cost to the segment and includes all amounts paid to full- and part-time employees at our centers, as well as all related costs of benefits provided to employees. Professional and medical director fees primarily include fees paid under contracts with radiologists and other clinical professionals to read and interpret the scans performed at our centers. Payments under these contracts are normally tied to the number of scans read by each independent contractor, associated revenues with each scan, or cash collections. Supply costs include all expenses associated with supplies used while performing diagnostic services for our patients. These costs primarily consist of the film costs associated with each scan.

As noted earlier in this Item, our Diagnostic segment’s performance has been on a downward trend since 2001, due to poor margins for the diagnostic market in general and strong competition from physician-owned diagnostic service centers. We see competition only increasing as diagnostic equipment manufacturers lower costs and offer special financing to attract physician purchasers, resulting in a decline in the number of physician referrals sent to our diagnostic centers. However, over-utilization of diagnostic services may create a payor environment that is less attractive to physician-owned facilities.

Net Operating Revenues

Net operating revenues showed positive trends from 2000 through 2002, but declined by over 8% in 2003 due primarily to increased competition from physician-owned facilities coupled with the negative publicity surrounding HealthSouth after the events of March 19, 2003. From 2002 to 2003, the number of scans performed at our facilities decreased by 161,000 scans and resulted in an approximate $46.9 million negative impact to net operating revenues during 2003. The decrease in volume was offset by an improved payor mix and a relatively smaller decrease in volume in the higher paying modalities that together yielded an approximate $20.5 million increase in net operating revenues during 2003.

Approximately 4% of the increase in net operating revenues in 2002 was the result of increased volume, with 96% of the increase attributable to improved payor mix and a relatively greater increase in volume of the higher paying modalities.

In 2001, our diagnostic centers performed an additional 146,000 scans, resulting in an increase to net operating revenues of approximately $40.2 million. However, our average net operating revenue per scan decreased by 5.7% during the year, offsetting the volume increase by $16.6 million. The decline in net operating revenue per scan was the result of faster growth within the lower priced scan volumes, such as x-rays, that served to dilute the average net operating revenue per scan. While growth was achieved in all types of scans, the higher priced MRI and CT scans grew at a slower rate than all other volumes.

Operating Expenses

Although not included in operating expenses of the segment, we recorded a charge of approximately $48.2 million to reduce the carrying value of goodwill as a result of our adoption of FASB Statement No. 142 on January 1, 2002. This charge is reported as a cumulative effect of an accounting change in our accompanying consolidated financial statements. This impairment recognizes the decline in the expected operating performance of the diagnostic segment between the dates the goodwill was recorded and our adoption of FASB Statement No. 142.

Salaries and Benefits

The declining volumes in 2003 forced management to reduce its full time equivalents by 165, including the net closure of 16 facilities, which resulted in a $6.7 million decrease in salaries and benefits. During 2002, the segment experienced an 8.9% increase in salaries and benefits due to a change in employee mix, as our diagnostic centers changed the personnel skill mix to one more heavily weighted towards higher-paid personnel, which are typically clinically oriented. Salaries and benefits increased by $5.9 million, or 9.7%, in 2001 due to an increase of 167 full time equivalents necessary to service the increased scan volume experienced during the year.

Supplies

The only significant change in supplies from 2000 through 2003 came in 2003 when supplies expense decreased by 16.8% in correlation with the decrease in volumes during the year. Although the segment’s volume increased significantly from 2000 to 2001, supplies expense remained relatively flat as the segment’s increased volume was relatively greater in the low-intensity scans that have a lower overall supply cost per scan.

Professional and Medical Director Fees

From 2000 through 2003, professional and medical director fees generally followed the same trend as our net operating revenues and cash collections. The most significant change in these fees came in 2002 when professional and medical director fees increased by $9.8 million, due primarily to the increase in net operating revenues, year over year.

Provision for Doubtful Accounts

Our diagnostic segment’s provision for doubtful accounts has grown from 4.9% of net operating revenues in 2001 to 16.8% of net operating revenues in 2003. The most significant dollar increase in the provision for doubtful accounts occurred from 2001 to 2002 when the provision increased by $20.4 million, or 151.5%. In 2003, the provision for doubtful accounts increased by $13.1 million, or 38.6%. These increases are primarily the result of a decline in operational efficiency within the segment as a result of a) outsourcing the diagnostic segment’s collection activities to a third party vendor (beginning March 2002), and b) the conversion of 44 of the segment’s clinics to a new patient accounting system which failed to meet expectations. The contract with the third-party vendor was terminated in April 2003, with ensuing litigation which was settled in November 2004. However, a dispute has arisen regarding the terms of the settlement agreement, making the matter the subject of ongoing litigation. The 44 clinics were taken off the new patient accounting system during the summer of 2003.

We are in the process of implementing new information systems to improve cash collections in our diagnostic segment.

All Other Operating Expenses

From 2002 to 2003, all other operating expenses decreased by 15.7%. This decrease is primarily the result of a decrease in impairment charges year over year. As a result of the events of March 19, 2003, we performed an impairment review as required by FASB Statement No. 142 and concluded a potential goodwill impairment existed in our diagnostic segment. We calculated the implied fair value of the diagnostic segment’s goodwill and determined that an impairment charge of $23.5 million was appropriate. After this impairment charge, there is no goodwill remaining on our diagnostic segment. In 2003, our diagnostic segment also recorded a $0.5 million impairment charge related to long-lived assets.

During 2002, we examined all of our facilities for impairment, as both continuing losses at certain facilities and the substantial decline in our stock price during the last six months of 2002 indicated that numerous triggering events had occurred. Based on this review, we recorded an impairment charge of approximately $5.7 million to reduce the carrying value of amortizable intangibles and an impairment charge of $49.0 million to reduce the carrying value of property and equipment of our diagnostic segment to their estimated fair market value. The fair market value for these impairments was based on the discounted future cash flows of this segment using an average weighted average discount rate of 10.5%.

From 2001 to 2002, all other operating expenses increased by 108%. This increase is primarily the result of the 2002 impairment charges discussed above. Our diagnostic segment also had increased operating expenses in 2002 due to fees associated with the outsourcing of accounts receivable collections activities in 2002, as discussed above. The segment also experienced increased occupancy costs, equipment rental and maintenance expense, and insurance expense during 2002.

All other operating expenses decreased by 27.4% from 2000 to 2001. This decrease is primarily attributable to the net loss on asset disposals recorded in each year. During 2001, our diagnostic segment recorded a net loss on asset disposals of approximately $12.3 million related to the disposal or closure of 23 facilities, including the regional business office in Nashville, Tennessee and the facilities in Indian River and Vero Beach, Florida, Chattanooga, Tennessee, and the United Kingdom. During 2000, the segment recorded a net loss on disposal of assets of approximately $20.2 million related to the closure of the regional business offices in Houston, Texas and Memphis, Tennessee. The remainder of the decrease is due to decreased costs associated with the net closure of 16 underperforming facilities in 2001, as well as a decrease in impairment charges recorded in 2001. In 2001 and 2000, triggering events related to facility closings and facilities experiencing negative cash flow from operations resulted in the recognition of impairment charges of $0.4 million and $6.2 million, respectively, for long-lived assets. We determined the fair value of the impaired assets at a facility primarily based on the discounted future cash flows of these facilities using an average weighted average discount rate of 10.5%.

Operating Earnings

Our diagnostic segment’s operating earnings have been negative in each year from 2000 to 2003, except in 2001. The improvement from 2000 to 2001 was directly related to the increased volume of lower intensity scans that allowed for increased net operating revenues with only minor increases in normal operational expenses. From 2001 to 2002, operating earnings decreased as the segment was unable to realize the increase in its net operating revenues due to increased operating expenses incurred during the year, as described above, especially as it relates to $54.7 million of asset impairment charges in 2002. In 2003, operating earnings continued its negative trend primarily as a result of decreased volumes and resulting decreased net operating revenues experienced during the year. Operating earnings in 2003 also includes $24.0 million of asset impairment charges.

We continue to focus on operational improvements to increase our margins and combat the effects of increased competition in this industry.

Corporate and Other

Corporate and other includes revenue-producing functions that are managed directly from our corporate office and that do not fall within one of the four operating segments discussed above, including our medical centers, other patient care services, and certain non-patient care services.

•	Medical Centers. In 2001, we operated five acute care hospitals, four of which we owned and one of which we operated under a management contract. Between 2001 and December 31, 2004, we sold two hospitals, shut down the hospital we previously operated under a management contract (we took ownership of that hospital in 2002), and ceased providing acute care services at one hospital in favor of inpatient rehabilitation services. We are exploring a sale of our only remaining acute care hospital, which has 219 licensed beds and is located in Birmingham, Alabama, as well as our “Digital Hospital,” which is currently under construction in Birmingham, Alabama. As of December 31, 2004, we had invested $190 million in the Digital Hospital project and estimate it will require an additional $200 million to complete. We have not signed a definitive agreement with respect to either hospital and there can be no assurance any sale will take place. See Note 7, Property and Equipment, to our accompanying consolidated financial statements, for additional information about the Birmingham acute care hospital and the Digital Hospital, including a discussion of impairments relating to these facilities.

During 2003, 2002, 2001, and 2000, net operating revenues from our Medical Centers comprised 66.4%, 68.7%, 68.8%, and 61.9% of corporate and other’s net operating revenues. In the discussion that follows, the Richmond Medical Center, Metro West Hospital, the Digital Hospital, and Alabama Sports Medicine and Orthopedic Center are all part of this category.

•	Other Patient Care Services. In some markets, we provide other limited patient care services, including operation of a gamma knife radiosurgery center and physician management services. The gamma knife treats conditions such as benign and malignant brain tumors, without any incision or physical entry into the brain. We evaluate market opportunities on a case-by-case basis in determining whether to provide additional services of these types. We may provide these services as a complement to our facility-based businesses or as stand-alone businesses.

During 2003, 2002, 2001, and 2000, net operating revenues from other patient care services comprised 4.2%, 2.4%, 12.2%, and 32.6% of corporate and other’s net operating revenues. The high percentage of net operating revenues from this category in 2000 stem from our occupational medicine facilities, which was sold in March 2001.

•	Non-Patient Care Services. We also provide certain services that do not involve the provision of patient care, including the operation of the conference center located at our corporate campus, operation of medical office buildings, various corporate marketing activities, our clinical research activities, and other services that are generally intended to complement our patient care activities. During 2003, 2002, 2001, and 2000, net operating revenues from non-patient care services comprised 29.4%, 28.9%, 19.0%, and 5.5% of corporate and other’s net operating revenues. The growth in this category’s net operating revenues is primarily due to earned premiums of HCS, Ltd. (“HCS”). HCS handles medical malpractice, workers’ compensation, and other claims for us. HCS is a wholly owned subsidiary of HealthSouth Corporation, and, as such, these earned premiums eliminate in consolidation.

•	Corporate Functions. All our corporate departments and related overhead are contained within this segment. These departments, which include among others accounting, communications, compliance, human resources, information technology, internal audit, legal, payor strategies, reimbursement, tax, and treasury, provide support functions to our operating divisions.

For 2000 through 2003, this segment’s operating results were as follows:

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
	(in thousands)
Corporate and Other
Net operating revenues	$228,287	$215,866	$248,631	$333,829
Operating expenses*	741,493	813,775	475,771	496,360

Operating loss	$(513,206)	$(597,909)	$(227,140)	$(162,531)

	(not in thousands)
Full time equivalents	2,406	2,726	3,417	4,327

*	Corporate overhead is not allocated to our operating segments. Please see Note 24, Segment Reporting, to our accompanying consolidated financial statements. Includes the effect of minority interests in earnings of consolidated affiliates and equity in net income of nonconsolidated affiliates.

Corporate and other’s primary operating expenses include salaries and benefits and supplies. Salaries and benefits represents the most significant cost to the segment and includes all amounts paid to full- and part-time employees at our corporate headquarters (excluding any divisional management allocated to each operating segment) in Birmingham, Alabama and our medical centers, as well as all related costs of benefits provided to these employees. Supply costs include all expenses associated with supplies used by our medical centers when treating patients and food service and other supplies associated with the operations of our conference center. All general and administrative costs related to the operation of our corporate office are included in other operating expenses. The most significant general and administrative expenses relate to insurance including property and casualty, general liability, and directors and officers’ coverage.

Net Operating Revenues

The increase in net operating revenues from 2002 to 2003 is due to having a full year of revenues from Metro West, a hospital acquired in November 2002, offset by cancellation of certain physician contracts associated with Alabama Sports Medicine and Orthopedic Center due to relationships and conflicts of interests, as well as high costs associated with these contracts. An increase in earned premiums of HCS also contributed to the net operating revenue increase.

The sale of our occupational medicine facilities in March 2001 decreased 2002’s net operating revenues by approximately $24.4 million, while the sale of the Richmond Medical Center in June 2001 decreased 2002’s net operating revenues by $26.9 million. These decreases in revenue were offset by an increase in earned premiums of HCS.

Similarly, the decrease in net operating revenues from 2000 to 2001 was also caused by the sale of our occupational medicine facilities and Richmond Medical Center. The sale of our occupational medicine facilities decreased 2001’s net operating revenues by $77.4 million, while the sale of the Richmond Medical Center decreased 2001’s net operating revenues by $32.7 million. These decreases were offset by an increase in earned premiums of HCS.

Operating Expenses

Salaries and Benefits

From 2000 to 2003, full time equivalents within our corporate and other segment decreased by over 1,900 due to the divestiture of our occupational medicine facilities and Richmond Medical Center, as well as employee terminations at our corporate headquarters in 2003.

Salaries and benefits decreased by $41.5 million, or 22.4%, from 2002 to 2003. This decrease is due primarily to management and administrative terminations at our corporate headquarters during 2003 as a consequence of the events of March 19, 2003. Full time equivalents at our corporate headquarters decreased by 387 from 2002 to 2003. However, we incurred $70.6 million in professional fees associated with the reconstruction and restatement of our financial records in 2003, as discussed below.

From 2001 to 2002, salaries and benefits increased by $30.4 million, or 19.7%. With the sale of our occupational medicine facilities and Richmond Medical Center in 2001, our 2002 salaries and benefits decreased by approximately $20.2 million. However, these decreases in costs were offset by rising costs associated with workers’ compensation costs and group medical insurance, resulting in the net increase in salaries and benefits from 2001 to 2002.

Salaries and benefits decreased by $82.0 million, or 34.7%, from 2000 to 2001 due primarily to the sale of our occupational medicine facilities and the sale of the Richmond Medical Center in 2001.

Supplies

Supplies expense increased by $33.0 million, or 106.8%, from 2002 to 2003 due to the acquisition of Metro West hospital in November 2002 and the incurrence of a full year of its operating expenses during 2003. Supplies expense did not change significantly from 2001 to 2002. However, from 2000 to 2001, supplies expense decreased by $28.6 million, or 51.7%. This decrease is primarily due to the sale of our occupational medicine facilities and Richmond Medical Center in 2001.

All Other Operating Expenses

As noted earlier in this Item, we began funding Source Medical for the HCAP software development in 2001. Amounts given to Source Medical for software development approximated $11.8 million, $25.3 million, and $81.3 million in 2003, 2002, and 2001, respectively. These amounts are included in Other operating expenses in our accompanying consolidated financial statements. For more information regarding Source Medical, please see Note 9, Investment in and Advances to Nonconsolidated Affiliates, to our accompanying consolidated financial statements.

From 2002 to 2003, all other operating expenses had a net decrease of 10.7%. All other operating expenses in 2003 include the following items:

•	Impairments. During 2003, the corporate and other segment recorded long-lived asset impairments of approximately $128.0 million. This impairment charge represents the excess of costs incurred during the construction of the Digital Hospital over the estimated fair market value of the property of $25 million, including the RiverPoint facility, which shares the construction site and would be included with any sale of the Digital Hospital. We based the fair value estimate on an appraisal that considered alternative uses for the property as of December 31, 2003. We have continued construction on the Digital Hospital and incurred additional costs of approximately $36 million in 2004, thereby increasing the value of the property. We have subsequently determined that the additional construction costs have increased the fair value of the property to $40.5 million at December 31, 2004. As a result, we will take an additional impairment charge in 2004 of approximately $20 million.

•	Government and Class Action Settlements. As noted above in “Consolidated Results of Operations,” we recorded a charge of $170.9 in our corporate and other segment in 2003 due to our settlement with the SEC and estimated settlements related to other government and class action litigation, including estimated legal fees associated with these activities.

•	Professional Fees—Reconstruction and Restatement. As noted throughout this annual report, significant changes have occurred at HealthSouth since the events of March 19, 2003. The steps taken to stabilize our business and operations, provide vital management assistance, and coordinate our legal strategy came at significant financial cost. During 2003, professional fees associated with the reconstruction and restatement of our previously issued reports approximated $70.6 million and were recorded by the corporate and other segment. These fees offset the reduced salaries and benefits expense discussed above related to headcount reductions at our corporate office in 2003.

These items in 2003 were offset by reduced spending by HealthSouth during 2003 as a result of the events of March 19, 2003. Corporate and other decreased its discretionary spending on items such as office supplies, telephone, travel and entertainment, meetings, contract services, media production, contributions, airplane and hangar rent, software development (Source Medical, as discussed above), and event sponsorships. Depreciation and amortization expense also decreased as a result of the sale of non-core assets during 2003.

From 2001 to 2002, all other operating expenses increased by 104.5% due primarily to the following:

•

During 2002, this segment recorded a net loss on asset disposals of approximately $20.3 million. As part of our restatement process, we performed a complete physical inventory of our facilities. We removed all items we could not locate from the fixed assets system and adjusted the general ledger accordingly. For facilities that were closed, we removed any asset not physically located from the fixed asset system and the general ledger at the time of closure. The 2002 net loss on disposal of assets is primarily the result of this physical inventory and the write-off of unidentifiable assets to our corporate and other segment in 2002. During 2001, corporate and other recorded a $33.2 million net gain on asset disposals, primarily as a result of a $15.8 million gain on the sale of our occupational medicine facilities and a $24.3 million gain on the sale of the Richmond Medical Center. These gains in 2001 were offset by losses on numerous individually insignificant asset sales.

•	As a result of the Medicare Program Settlement discussed earlier in this Item and in Note 21, Medicare Program Settlement, our corporate and other segment recorded a $57.2 million charge as Government and class action settlements expense.

•	Professional fees associated with accounting services increased from 2001 to 2002 due to fees paid to KPMG LLP and Ernst & Young LLP during 2002 for due diligence and tax services provided in preparation for the potential spin off of our surgery centers segment. We also incurred increased legal fees in 2002 due to a variety of contemplated transactions during the year as well as the SEC’s investigation of stock sales made by our then-Chairman and Chief Executive Officer, Richard M. Scrushy.

•	During 2002, our insurance expense increased as the insurance market hardened in general, and premiums on property and casualty insurance generally increased due to the impact of the events of September 11, 2001.

•	All other operating expenses in 2002 also includes certain adjustments related to unsubstantiated asset balances that were previously reported in our consolidated financial statements.

From 2000 to 2001, all other operating expenses increased by 43.1%. As noted above, we began funding Source Medical in 2001, expensing approximately $81.3 million during the year for software development costs. Also, as discussed in Note 2, Restatement and Reclassification of Previously Issued Consolidated Financial Statements, to our accompanying consolidated financial statements, we incurred approximately $42.0 million in lease termination costs associated with the Greenery facilities in 2001.

These costs were offset by decreased costs associated with the sale of our occupational medicine facilities and Richmond Medical Center in 2001, as well as a decrease in the net gain on asset disposals recorded in 2001. As noted above, we recognized a net gain on asset disposals in 2001, primarily due to the sale of our occupational medicine facilities and Richmond Medical Center. In 2000, we recorded a net loss on asset disposals of $19.3 million due to numerous individually insignificant asset sales. It should also be noted that our corporate and other segment recognized an impairment charge of $0.9 million on long-lived assets in 2000.

Operating Earnings

Our ability to monitor and control general and administrative costs drives this segment’s operating earnings. In spite of the impairment charges and SEC settlement expense recorded in 2003, as discussed above, we decreased our net operating loss from 2002 to 2003 due to reduced discretionary spending during the year. From 2001 to 2002, our operating loss increased due to the Medicare Program Settlement, the write-off of unidentifiable assets, and increased professional fees, as well as the negative impact to net operating revenues from the sale of our occupational medicine facilities and Richmond Medical Center. From 2000 to 2001, our operating loss increased due to decreased net operating revenues as a result of the sale of our occupational medicine facilities and Richmond Medical Center, as well as increased spending on software development costs and lease termination costs associated with the Greenery facilities, as discussed above.

Results of Discontinued Operations

In our continuing effort to streamline operations, we closed 16 inpatient rehabilitation facilities, 102 outpatient rehabilitation facilities, 6 surgery centers, 14 diagnostic centers, and 33 other facilities during 2003 and 2002 that meet the requirements of FASB Statement No. 144 to report as discontinued operations. For the facilities closed in 2003 and 2002 that meet the requirements of FASB Statement No. 144 to report as discontinued operations, we reclassified our financial results for the years ended December 31, 2003, 2002, 2001, and 2000 to show the results of those closed facilities as discontinued operations.

The operating results of discontinued operations, by operating segment and in total, are as follows (in thousands):

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Inpatient:
Net operating revenues	$7,909	$16,304	$17,464	$17,525
Costs and expenses	6,417	16,303	18,361	11,979

Income (loss) from discontinued operations	1,492	1	(897)	5,546
Loss on disposal of assets of discontinued operations	(495)	(15)	(5)	(1,006)
Income tax (expense) benefit	(293)	1	331	—

Income (loss) from discontinued operations	$704	$(13)	$(571)	$4,540

Surgery Centers:
Net operating revenues	$8,832	$26,059	$36,586	$33,068
Costs and expenses	27,948	37,163	41,422	30,480

Income (loss) from discontinued operations	(19,116)	(11,104)	(4,836)	2,588
Gain (loss) on disposal of assets of discontinued operations	10,482	2,279	(274)	(3,517)
Income tax benefit	—	411	1,872	146

Loss from discontinued operations	$(8,634)	$(8,414)	$(3,238)	$(783)

Outpatient:
Net operating revenues	$11,618	$24,792	$29,217	$30,513
Costs and expenses	12,287	26,239	31,390	34,215
Impairment	—	1,611	—	—

Loss from discontinued operations	(669)	(3,058)	(2,173)	(3,702)
Loss on disposal of assets of discontinued operations	(103)	(1,246)	(402)	(859)
Income tax benefit	—	200	944	720

Loss from discontinued operations	$(772)	$(4,104)	$(1,631)	$(3,841)

Diagnostic:
Net operating revenues	$3,441	$8,668	$9,196	$9,946
Costs and expenses	3,166	11,287	13,600	8,146
Impairment	—	2,351	1,420	—

Gain (loss) from discontinued operations	275	(4,970)	(5,824)	1,800
Gain (loss) on disposal of assets of discontinued operations	1,500	(732)	(7)	(898)
Income tax (expense) benefit	(523)	265	2,137	—

Income (loss) from discontinued operations	$1,252	$(5,437)	$(3,694)	$902

Corporate and Other:
Net operating revenues	$80,179	$107,992	$126,908	$94,838
Costs and expenses	64,148	103,485	155,549	98,921
Impairment	—	120	—	—

Gain (loss) from discontinued operations	16,031	4,387	(28,641)	(4,083)
Gain (loss) on disposal of assets of discontinued operations	28,907	12,064	(2,383)	—
Income tax (expense) benefit	(13,221)	—	11,371	645

Income (loss) from discontinued operations	$31,717	$16,451	$(19,653)	$(3,438)

Total:
Net operating revenues	$111,979	$183,815	$219,371	$185,890
Costs and expenses	113,966	194,477	260,322	183,741
Impairment	—	4,082	1,420	—

Gain (loss) from discontinued operations	(1,987)	(14,744)	(42,371)	2,149
Gain (loss) on disposal of assets of discontinued operations	40,291	12,350	(3,071)	(6,280)
Income tax (expense) benefit	(14,037)	877	16,655	1,511

Income (loss) from discontinued operations	$24,267	$(1,517)	$(28,787)	$(2,620)

Inpatient—Our inpatient segment identified 16 facilities as discontinued operations. Six of the 16 facilities closed in 2002, with four of these facilities closing in either November or December 2002. Due to the timing of the closure of these facilities in late 2002, net operating revenues did not change significantly from 2001 to 2002. Rather, the more significant decrease in revenues occurred in 2003, when no revenues were received from these facilities and the remaining ten facilities closed.

From 2000 to 2001, costs and expenses increased by approximately $6.4 million. The majority of this increase relates to increased costs associated with salaries and benefits experienced by the inpatient segment year over year. As noted above, four of the six inpatient facilities closed in 2002 were closed late in the year. Therefore, no significant change in costs and expenses was achieved from 2001 to 2002. From 2002 to 2003, costs and expenses decreased by $9.9 million as the remaining ten facilities closed during the year.

Surgery Centers—Six surgery centers were identified as discontinued operations. These six centers consistently experienced declining net operating revenues from 2001 through 2003.

Costs and expenses also consistently decreased from 2001 to 2003. From 2001 to 2002, operating expenses declined as three of the six surgery centers closed, with two of the closures occurring in the last two months of 2002. This trend continued in 2003 as the remaining three facilities were closed, and we benefited from a full year of no operating expenses from the three facilities closed in 2002.

During 2003, asset disposals related to the closure of all six surgery centers generated the net gain on disposal of assets of approximately $10.5 million.

Outpatient—Our outpatient segment identified 102 facilities as discontinued operations. Of these 102 facilities, 29 facilities closed in 2002, with only 8 of the 29 closing prior to November 2002. The closure of these facilities in late 2002 is the primary reason for the relatively small decrease in net operating revenues from 2001 to 2002. During 2003, the outpatient segment closed an additional 40 facilities, with over half of these facilities closing in the latter half of 2003. The remaining 33 facilities were closed in 2001 or prior, but have been classified as discontinued operations because they are part of a component of a business, as defined by FASB Statement No. 144, that was fully closed in either 2002 or 2003.

Costs and expenses consistently decreased from 2000 to 2003, with the largest decrease occurring from 2002 to 2003, due to the timing of facility closures in 2002 and 2003.

Diagnostic—Ten of the 14 diagnostic facilities identified as discontinued operations were closed in 2003, resulting in a decrease in net operating revenues and costs and expenses from 2002 to 2003.

Corporate and Other—Our corporate and other segment identified 33 facilities as discontinued operations. From 2000 to 2001, net operating revenues for discontinued operations of our corporate and other segment increased by approximately $32.1 million due primarily to the fact that five of our facilities identified as discontinued operations did not open until the 3rd quarter of 2000. These facilities yielded an entire year’s worth of net operating revenues in 2001, generating the significant increase year over year. From 2001 to 2002, net operating revenues decreased due to the closure of 12 of the 33 facilities identified as discontinued operations. From 2002 to 2003, net operating revenues decreased due to the closure of the remaining 21 facilities. Costs and expenses followed this same trend from 2000 to 2003.

The net gain on asset disposals in 2002 and 2003 was the result of numerous individually insignificant asset disposals related to the closure of the corporate and other facilities during each year.

Discontinued Operations—2004

During 2004, we continued to pursue cost reduction activities and streamline operations. As a result, we closed 3 inpatient rehabilitation facilities, 13 outpatient rehabilitation facilities, 5 surgery centers, and 9 diagnostic centers during the period from January 1, 2004 to December 31, 2004 that qualify for discontinued operations treatment in 2004. The results of operations for these facilities have been classified as continuing operations for the years ended December 31, 2003, 2002, 2001 and 2000 based on the requirements of FASB Statement No. 144.

Also, from January 1, 2004 to December 31, 2004, we completed several non-core asset sales that resulted in total sale proceeds of more than $63.5 million and completed 47 lease buyouts that resulted in aggregate savings in future lease obligations of approximately $7.2 million, net of related lease buy-out costs.

Liquidity and Capital Resources

The response of our lenders and other creditors to the governmental investigations into our financial reporting and related activities forced us to take immediate steps to increase our liquidity, including implementing severe cost reductions and entering into protracted negotiations with our lenders and other creditors. As discussed in more detail in Item 1, Business, “Financial Restructuring,” we have executed seven supplemental indentures, bringing us into compliance on all of our $2.6 billion in public debt, and as discussed below, we have amended and restated our revolving credit facility and are no longer in default under that agreement.

Currently, our principal sources of liquidity are cash on hand, cash from operations, and our revolving credit agreement.

Historic Sources and Uses of Cash

Historically, our primary sources of funding have been cash flows from operations, borrowings under long-term debt agreements, and sales of limited partnership interests. Funds were used to fund working capital requirements, capital expenditures, and business acquisitions. The following chart shows the cash flows provided by or used in operating, investing, and financing activities for 2003, 2002, 2001, and 2000, as well as the effect of exchange rates and net cash provided by (used in) discontinued operations for those same years:

	As of December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
	(in thousands)
Net cash provided by operating activities	$603,413	$570,123	$259,146	$228,061
Net cash used in investing activities	(188,551)	(325,662)	(114,749)	(286,738)
Net cash (used in) provided by financing activities	(110,338)	(229,085)	(124,649)	47,088
Net cash provided by (used in) discontinued operations	77,580	12,312	(23,886)	(19,181)
Effect of exchange rate changes on cash and cash equivalents	(50)	53	4,757	(4,130)

Increase (decrease) in cash and cash equivalents	$382,054	$27,741	$619	$(34,900)

2003 Compared to 2002

Operating activities—Net cash provided by operating activities increased from 2002 to 2003 due to reduced discretionary spending as a result of the events of March 19, 2003 and the receipt of $107.1 million in income tax refunds during 2003. During 2002, HealthSouth made tax payments of approximately $44.9 million.

Investing activities—As discussed above, the response of our lenders and other creditors to the governmental investigations into our financial reporting and related activities forced us to take immediate steps in 2003 to increase our liquidity. With our revolving credit facility frozen by our lenders, we needed to liquidate certain assets and slow discretionary spending in order to supplement cash from operating activities and provide us with the cash we needed for the restructuring period. In order to accomplish this, we decreased discretionary spending on capital expenditures, made no new business acquisitions, and sold non-core assets. As a result, we used less cash in investing activities, year over year.

These actions in 2003 to reduce cash used in investing activities were primarily offset by an increase in restricted cash. Due to the discovery of fraudulent activities and reporting, many of our external partners requested that cash belonging to their partnerships not be commingled with other corporate cash accounts. As a result of these requests, the amount of our restricted cash increased by $150.8 million from 2002 to 2003.

Financing activities—The primary differences between financing activities year over year are:

•	On May 17, 2002, we issued $1.0 billion in 7.625% senior notes due 2012 at 99.3% par value, resulting in net proceeds from bond issuance of $993.0 million. No bonds were issued in 2003.

•	During 2002, we used the net proceeds from the above bond issuance to pay down indebtedness under our then existing credit facility and for other general corporate purposes. During 2002, principal payments on debt, including capital lease obligations and the net change in our revolving credit facility, totaled $1.1 billion. During 2003, principal payments on debt totaled $118.6 million, and we borrowed $160 million on our revolving credit facility prior to it being frozen on March 19, 2003.

•	Proceeds from exercising stock options approximated $31.1 million in 2002, compared to only $1.3 million of similar proceeds during 2003.

Discontinued operations—The increase in net cash provided by discontinued operations is due to the 2003 closure of facilities identified as discontinued operations and the related sale of assets associated with these closures.

2002 Compared to 2001

Operating activities—The increase in cash flows from operating activities in 2002 is primarily attributable to increased revenues and operating performance during 2002. Excluding the Government and class action settlements expense recorded in 2002, operating expenses decreased from 95.4% of net operating revenues to 93.6% of net operating revenues from 2001 to 2002, respectively, with Consolidated Adjusted EBITDA improving by $112.0 million. As a result of this margin increase and increased revenues, we generated more cash from operating activities.

Investing activities—The increase in cash flows used in investing activities from 2001 to 2002 is primarily due a reduction in proceeds from asset disposals in 2002 and the sale of marketable securities in 2001. In 2001, we received approximately $117.0 million in proceeds from asset disposals. The primary contributors to these proceeds were the sale of our hospital in Richmond, Virginia, along with its related facilities, for approximately $68.5 million and the sale of our occupational medicine facilities for approximately $43.1 million in proceeds. During 2002, proceeds from disposals of assets approximated $5.6 million. Also during 2001, we sold our investments in Almost Family and Caremark Rx for $5.0 million and $27.0 million, respectively. Similar investment sales during 2002 resulted in $1.2 million of proceeds.

Financing activities—During 2002, cash flows used in financing activities increased due primarily to our overdraft position with our banks. From 2001 to 2002, the change in our overdraft position, or checks in excess of bank balance, negatively impacted our cash flows used in financing activities by $110.0 million.

Discontinued operations—The improvement in cash flows provided by discontinued operations from 2001 to 2002 is primarily due to the closure of facilities that began in 2002. As these underperforming facilities were closed, we decreased our loss from discontinued operations.

Effect of Exchange Rate—During 2001, we sold our investments in facilities located in the United Kingdom that generated the majority of our exchange rate fluctuations. With the sale of these facilities, the effect of exchange rate changes decreased significantly from 2001 to 2002.

2001 Compared to 2000

Operating activities—The increase in cash provided by operating activities from 2000 to 2001 is primarily attributable to increased revenues and operating performance during 2001. Operating expenses decreased from 102.2% of net operating revenues to 95.4% of net operating revenues from 2000 to 2001, respectively. As a result of this margin increase, we generated more cash from operating activities.

Investing activities—Cash flows used in investing activities decreased from 2000 to 2001 due to the significant proceeds from asset sales received in 2001 and less money expended for acquisitions during 2001. During 2001, we sold our investments in Almost Family and Caremark Rx for total sales proceeds of approximately $32.0 million. No sales of marketable securities occurred in 2000. During 2001, we also recorded approximately $71.3 million more in proceeds from disposal of assets than in 2000. As discussed above, the sale of our hospital in Richmond, Virginia, along with its related facilities, and the sale of our occupational medicine facilities resulted in significant proceeds from asset sales during 2001. Cash spent to acquire businesses decreased by $72.6 million from 2000 to 2001.

Financing activities—The increase in cash used in financing activities from 2000 to 2001 is due primarily to the fact that the company had net debt borrowings of approximately $77 million during 2000, but had net debt payments of approximately $122 million during 2001.

Effect of Exchange Rate—The effect of exchange rate changes on cash and cash equivalents positively impacted cash and cash equivalents by $4.8 million during 2001. During 2000, exchange rates negatively impacted cash and cash equivalents by $4.1 million.

Funding Commitments

In connection with the restatement of our consolidated financial statements and restructuring of our financial reporting processes, internal accounting controls, and managerial operations, we made the following cash expenditures during 2004 and the first quarter of 2005 (in thousands):

	For the year ended December 31, 2004*	First Quarter of 2005*
Forensic audit and SARC	$2,688	$—
Audit of consolidated financial statements	19,723	15,405
Tax services	7,216	1,061
Crisis and transition management	24,415	—
Financial statement restatement and restructuring	77,893	22,891
Consent payments to bondholders	80,221	—
Debt restructuring legal and advisor fees	4,367	—
Government and litigation defense	23,107	4,695
Internal controls documentation and remediation	14,144	8,889
Employee recruiting	1,928	263
Employee severance	1,355	630

Total	$257,057	$53,834

*	Amounts presented represent actual cash expenditures during each period. Cash paid may not coincide with the period in which each amount was expensed in our consolidated financial statements.

In addition to the above, we have scheduled payments of $395.1 million and $283.8 million in 2004 and 2005, respectively, related to long-term debt obligations. For additional information about our long-term debt obligations, please see Note 10, Long-term Debt, to our accompanying consolidated financial statements and the discussion of “Current Liquidity and Capital Resources” below.

We also have significant funding commitments related to legal settlements. As a result of the Medicare Program Settlement discussed in Item 1, Business, we made an initial payment of $75 million to the United States on January 3, 2005. The remaining balance will be paid in quarterly installments over the next three years. These amounts are exclusive of interest from November 4, 2004 at an annual rate of 4.125%. In addition to the Medicare Program Settlement, we have reached an agreement with the SEC to resolve claims brought by the SEC against us in March 2003. As a result of the SEC Settlement, we will make payments of $12.5 million, $50.0 million, and $37.5 million in 2005, 2006, and 2007, respectively.

While we generate substantial cash flow from operating activities, we are a highly leveraged company that must make significant government and class action settlement payments, defend ourselves against class action suits, service debt, and expend amounts for reconstruction activities. These payments will consume resources that could be devoted to growing our business or reducing our debt.

During 2004, we made capital expenditures of approximately $128 million, of which approximately $34 million related to the Digital Hospital. While the majority of our capital expenditures forecast for 2005 represent discretionary amounts that can be adjusted if necessary, our 2005 budget also includes approximately $30 million to $40 million of maintenance capital expenditures that cannot be avoided.

Current Liquidity and Capital Resources

As of December 31, 2004, we had approximately $346 million in available cash and cash equivalents. This amount excludes approximately $244 million in restricted cash, which is cash we cannot use because of various obligations we have under lending agreements, partnership agreements, and other arrangements, primarily related to our captive insurance company.

On March 21, 2005, we amended and restated our 2002 Credit Agreement as follows:

•	The balance of $315 million outstanding under the 2002 Credit Agreement when it was frozen in March 2003 was converted to a term loan. Until we obtain ratings from Moody’s and S&P, the Term Loan bears interest, at our option, at a rate of (a) LIBOR (adjusted for statutory reserve requirements) plus 2.50% or (b) 1.50% plus the higher of (x) the Federal Funds Rate plus 0.50% or (y) JPMorgan’s prime rate. After we obtain such ratings, the Term Loan will bear interest, at our option, (a) at a rate of LIBOR (adjusted for statutory reserve requirements) plus a spread ranging from 2.00% to 2.50%, depending on our ratings with such institutions or (b) at a rate of a spread ranging from 1.00% to 1.50%, depending on our ratings with such institutions, plus the higher of (x) the Federal Funds Rate plus 0.50% or (y) JPMorgan’s prime rate.

•

We obtained a $250 million revolving credit facility (the “Revolving Facility”). At closing, no money was drawn on the Revolving Facility. Until we file audited consolidated financial statements with the SEC for the year ended December 31, 2004, the Revolving Facility will accrue interest at our option, at a rate of (a) LIBOR (adjusted for statutory reserve requirements) plus 2.75% or (b) 1.75% plus the higher of (x) the Federal Funds Rate plus 0.50% or (y) JPMorgan’s prime rate. After we file audited consolidated financial statements with the SEC for the fiscal year ended December 31, 2004, the interest rates and commitment fees on the Revolving Facility will be determined based upon our ratio of (a) consolidated total indebtedness minus the amount by which the unrestricted cash and cash equivalents on such date exceed $50 million to (b) our adjusted consolidated EBITDA for the period of four consecutive fiscal quarters ending on or most recently prior to such date (the “Net Leverage Ratio”). During such period, the Revolving Facility will bear interest, at our option, (a) at a rate of LIBOR

(adjusted for statutory reserve requirements) plus a spread ranging from 1.75% to 2.75%, depending on the Net Leverage Ratio or (b) at a rate of a spread ranging from 0.75% to 1.75%, depending on the Net Leverage Ratio, plus the higher of (x) the Federal Funds Rate plus 0.50% or (y) JPMorgan’s prime rate.

•	We obtained a $150 million letter of credit facility (the “LC Facility”). At closing, approximately $78.7 million of this facility was utilized. A letter of credit participation fee will be payable to the Lenders under the LC Facility with respect to a particular commitment under the LC Facility on the aggregate face amount of the commitment outstanding there under upon the later of the termination of the particular commitment under the LC Facility and the date on which the Lenders letters of credit exposure for such commitment cease, in an amount at any time equal to the LIBOR interest rate spread applicable at such time to loans outstanding under the Revolving Facility. In addition, we shall pay, for our own account, (a) a fronting fee of 0.25% per annum on the aggregate face amount of the letters of credit outstanding under the LC Facility upon the later of the termination of the commitments under the LC Facility and the date on which the Lenders’ letters of credit exposure for such commitment cease, and (b) customary issuance and administration fees relating to the letters of credit.

Until we file audited consolidated financial statements with the SEC for the year ended December 31, 2004, we are subject to commitment fees of 0.75% per annum on the daily amount of the unutilized commitments under the Revolving Facility and the LC Facility. After such filing, the commitment fees will range between 0.50% and 0.75%, depending on the Net Leverage Ratio.

The amended and restated credit facility cures all defaults under our 2002 Credit Agreement. Beginning June 30, 2005, it contains affirmative and negative covenants, currently including a minimum interest expense coverage ratio of 1.65 to 1.00 and a maximum leverage ratio of 5.75 to 1.00. The required ratios change over time. The amended and restated credit facility also contains restrictive covenants related to our use of proceeds from asset sales and ability to pay dividends. For more information regarding the amended and restated credit facility, please see Note 10, Long-term Debt, to our accompanying consolidated financial statements.

On June 15, 2005, we closed a $200 million senior unsecured term loan facility, the net proceeds of which, together with available cash, were used to repay our $245 million 6.875% senior notes due June 15, 2005, and to pay fees and expenses related to the term loan facility. This transaction allowed us to reduce our overall level of outstanding indebtedness. The facility, which was launched in late May 2005, was increased from $150 million to $200 million based on strong investor demand.

The term loan facility will initially bear interest at a rate of LIBOR (adjusted for statutory reserve requirements) plus 5.0% per year (the “Initial Rate”). Thereafter, the term loan facility will bear interest, at our option, at a rate of (1) the Initial Rate or (2) 4.0% per year plus the higher of (x) JPMorgan’s prime rate and (y) the Federal Funds Rate plus 0.5%. The term loan facility matures on June 15, 2010.

The term loan facility contains customary representations, warranties, affirmative and negative covenants, default and acceleration provisions. In addition, we will be responsible for customary fees and expenses associated with the term loan facility.

The finalization of our amended and restated credit agreement and the $200 million senior unsecured term loan facility represent important steps in the continued improvement of our cost of capital, available liquidity, and financial flexibility. We believe funds generated from the expected results of operations combined with our available cash and cash equivalents and availability under our amended and restated credit facility will be sufficient to finance operational plans and strategic initiatives for the next fiscal year, including the funding commitments discussed above. However, there can be no assurance that we will continue to generate cash flows at or above current levels. For a discussion of risk factors related to our business and our industry, including factors that could affect our liquidity, please see Item 1, Business.

Off-Balance Sheet Arrangements

In accordance with the definition under SEC rules, the following qualify as off–balance sheet arrangements:

•	any obligation under certain guarantees or contracts;

•	a retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•	any obligation under certain derivative instruments; and

•	any obligation under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

The following discussion addresses each of the above items for our Company.

On December 31, 2003, we were liable for guarantees of indebtedness owed by third parties in the amount of $29 million. We have recognized that amount as a liability as of December 31, 2003 because of existing defaults by the third parties under those guarantees. We do not provide any other guarantees.

As of December 31, 2003, we were not directly liable for the debt of any unconsolidated entity, and we do not have any retained or contingent interest in assets as defined above.

As of December 31, 2003, we do not hold any derivative financial instruments, as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2003 and 2004, we are not involved in any unconsolidated SPE transactions.

HealthSouth has equity ownership interests in affiliates that we currently consolidate or account for under the equity method of accounting. As part of the restatement process (see Note 2, Restatement and Reclassification of Previously Issued Consolidated Financial Statements, to our consolidated financial statements), we analyzed all partially owned entities using the guidance in ARB No. 51, FASB Statement No. 94, SOP 78-9, and EITF Issues No. 96-16 and No. 98-6.

Contractual Obligations

Achieving optimal returns on cash often involves making long-term commitments. SEC regulations require that we present our contractual obligations, and we have done so in the table that follows. However, our future cash flow prospects cannot reasonably be assessed based on such obligations, as the most significant factor affecting our future cash flows is our ability to earn and collect cash from our patients and third-party payors. Future cash outflows, whether they are contractual obligations or not, will vary based on our future needs. While some such outflows are completely fixed (for example, commitments to repay principal and interest on fixed-rate borrowings), most will depend on future events (for example, a facility has a lease for property that includes a base rent amount and an additional amount as a percentage of net operating revenues). In addition, as discussed above, we have and will continue to incur significant costs in 2004 and 2005 in connection with the restatement of our consolidated financial statements and restructuring of our accounting and managerial operations. Further, normal operations involve significant expenditures that are not based on “commitments.” Examples of such expenditures include amounts paid for income taxes or for salaries and benefits.

Our consolidated contractual obligations as of December 31, 2003, are as follows (in thousands):

	Total	2004	2005-2006	2007-2008	2009 and Thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations(a)	$2,977,158	$360,882	$432,570	$916,178	$1,267,528
Revolving credit facility	315,000	—	4,725	310,275	—
Interest on long-term debt(g)	995,358	229,047	429,619	320,852	15,840
Capital lease obligations(h)	306,936	49,699	78,184	63,480	115,573
Operating lease obligations(b)(c)(d)	805,765	154,295	231,933	147,105	272,432
Purchase obligations(d)(e)	212,324	64,504	99,505	37,717	10,598
Other long-term liabilities:
Government settlements, including interest when applicable	444,276	—	317,752	126,524	—
Other liabilities(f)	19,445	1,683	13,086	794	3,882

(a)	Included in long-term debt are amounts owed on our bonds payable, notes payable to banks and others, and noncompete agreements. These borrowings are further explained in Note 10, Long-term Debt, of the notes to our accompanying consolidated financial statements. Debt that was in default at December 31, 2003 has been classified as long term based on consents received in 2004.
(b)	We lease many of our facilities as well as other property and equipment under operating leases in the normal course of business. Some of our facility leases require percentage rentals on patient revenues above specified minimums and contain escalation clauses. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 7, Property and Equipment, of the notes to our accompanying consolidated financial statements.
(c)	Lease obligations for facility closures are included in operating leases.
(d)	Future operating lease obligations and purchase obligations are not recognized in our consolidated balance sheet.
(e)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HealthSouth and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Approximately $79.5 million of the amounts included in this line represent commitments on the Digital Hospital. Commitments related to the Digital Hospital are currently under negotiation with various parties and may be less than the amounts reflected in the chart above.
(f)	Because their future cash outflows are uncertain, the following non-current liabilities are excluded from the table above: medical malpractice and workers’ compensation risks, deferred income taxes, and our estimated liability for unsettled litigation. For more information, see Note 1, Summary of Significant Accounting Policies, “Self Insurance Risks,” Note 18, Income Taxes, and Note 23, Contingencies and Other Commitments, of the notes to our accompanying consolidated financial statements. However, due to the timing of this filing, it is possible for us to disclose that we paid over $30.0 million related to medical malpractice and workers’ compensation risks during 2004.
(g)	Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of December 31, 2004. Interest related to capital lease obligations is excluded from this line.
(h)	Amounts include interest portion of future minimum capital lease payments.

Indemnifications

In the ordinary course of business, HealthSouth enters into contractual arrangements under which HealthSouth may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of HealthSouth or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have not been material.

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgment that affects the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors we believe to be relevant at the time we prepared our consolidated financial statements. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements. We believe the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, as they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Revenue recognition
We recognize net patient service revenues in the reporting period in which we perform the service based on our current billing rates (i.e., gross charges), less actual adjustments and estimated discounts for contractual allowances (principally for patients covered by Medicare, Medicaid and managed care and other health plans).

We record gross service charges in our accounting records on an accrual basis using our established rates for the type of service provided to the patient. We recognize an estimated contractual allowance to reduce gross patient charges receivable to an amount that we estimate we will actually realize for the service rendered based upon previously agreed to rates with a payor. Payors include Federal and state agencies, including Medicare and Medicaid, managed care health plans, commercial insurance companies, employers, and patients.

During the reconstruction period of January 1, 2000 through December 31, 2003, we determined our contractual allowance primarily by analyzing historical cash collection patterns and by considering known material events that would impact those historical collection patterns. Management does not expect our contractual allowance, as a percentage of revenues, to decline from 2003 levels during 2004, based upon the revenue and trends at December 31, 2003.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms that result from contract renegotiations and renewals. At present, we are investing significant resources to refine and improve the information system data used to make these contractual estimates and to develop a standardized calculation process and to train employees to perform the standardized calculation process.

If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.

Due to complexities involved in determining amounts ultimately due under reimbursement arrangements with third-party payors, which are often subject to interpretation, we may receive reimbursement for health care services authorized and provided that is different from our estimates, and such difference could be material.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Allowance for doubtful accounts
We provide for an allowance against accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value.

The collection of outstanding receivables from Medicare, managed care payors, other third-party payors and patients is our primary source of cash and is critical to our operating performance. The primary collection risks relate to patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to amounts due directly from patients.

We estimate this allowance based on the aging of our accounts receivable, our historical collection experience by hospital and for each type of payor, and other relevant factors. Our practice is to write-down self-pay accounts receivable, including accounts related to the co-payments and deductibles due from patients with insurance, to their estimated net realizable value as they age over the course of 120 days, at which time any uncollected balances are assigned to our in-house collection activities.

During the reconstruction period of January 1, 2000 through December 31, 2003, we determined our allowance for doubtful accounts primarily by analyzing historical cash collection patterns and by considering known material events that would impact those historical collection patterns.

Management does not expect the provision for doubtful accounts, as a percentage of revenues, to decline from 2003 levels during 2004, based upon the revenue and trends at December 31, 2003.

If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.

Adverse changes in general economic conditions, business office operations, payor mix, or trends in federal or state governmental and private employer health care coverage could affect our collection of accounts receivable, cash flows and results of operations.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Consolidation

As of December 31, 2003, we have investments in approximately 66 partially-owned subsidiaries, of which approximately 61 are general or limited partnership, limited liability companies or joint ventures in which HealthSouth or one of our subsidiaries are a general or limited partner, managing member, or venturer, as applicable.

We generally have a leadership role in these facilities through a significant voting and economic interest and a contract to manage each facility’s operations, but the degree of control we have varies from facility to facility.

We evaluate partially-owned subsidiaries and joint-ventures held in partnership form in accordance with the provisions of AICPA Statement of Positions (SOP) 78-9, Accounting for Investments in Real Estate Ventures, and Emerging Issues Task Force (EITF) Issue No. 98-6, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Approval or Veto Rights,” to determine whether the rights held by other investors constitute “important rights” as defined therein. For partially-owned subsidiaries or joint ventures held in corporate form, we consider the guidance of Financial Accounting Standards Board (FASB) No. 94, Consolidation of All Majority-Owned Subsidiaries, and EITF Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights,” and, in particular, whether rights held by other investors would be viewed as “participating rights” as defined therein. To the extent that any minority investor has important rights in a partnership or participating rights in a corporation that inhibit our ability to control, including substantive veto rights, we generally will not consolidate the entity.

	Our determination of the appropriate consolidation method to follow with respect to our investments in subsidiaries and affiliates is based on the amount of control we have, combined with our ownership level, in the underlying entity. Our consolidated financial statements include our accounts, the accounts of our wholly owned subsidiaries, and other subsidiaries over which we have control. Our investments in subsidiaries in which we have the ability to exercise significant influence over operating and financial policies, but do not control (including subsidiaries where we have less than 20% ownership) are accounted for on the equity method. All of our other investments are accounted for on the cost method.	Accounting for an investment as consolidated versus equity method generally has no impact on our net income or shareholders’ equity in any accounting period, but does impact individual statement of operation and balance sheet balances, as consolidation effectively grosses up our statement of operations and balance sheet. However, if control or influence aspects of an equity method investment were different, it could result in us being required to account for an investment by consolidation or using the cost method. Under the cost method, the investor does not record its share of income or losses of the investee until it receives dividends or distributions from the investee. Conversely, under either consolidation or equity method accounting, the investor effectively records its share of the underlying entity’s net income or loss based on its ownership percentage. At December 31, 2003, $2.8 million of our total investment in unconsolidated affiliates of $49.6 million relates to investments that are accounted for using the cost method and the remaining $46.8 million represents investments in unconsolidated affiliates accounted for using the equity method.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Self-Insured Risk

We are self-insured for certain losses related to professional and comprehensive general liability risks, workers’ compensation and certain construction risks. Although we obtain third-party insurance coverage to limit our exposure to these claims, a substantial portion of our professional liability and workers’ compensation risks are insured through a wholly-owned insurance subsidiary. Obligations covered by reinsurance contracts remain on the balance sheet as the subsidiary remains liable to the extent that reinsurers do not meet their obligations. Our reserves and provisions for professional liability and workers’ compensation risks are based upon actuarially determined estimates calculated by third party actuaries. The actuaries consider a number of factors, including historical claims experience, exposure data, loss development, and geography.

Periodically, management reviews its assumptions and the valuations provided by third-party actuaries to determine the adequacy of our self-insured liabilities.

During the restatement process, we increased our estimates related to our total exposure for professional and general liability, as well as workers’ compensation, resulting in additional premiums.

Changes to the estimated reserve amounts are included in current operating results. All reserves are undiscounted.

Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. The reserves for professional liability risks cover approximately 2000 individual claims as of December 31, 2003 and estimates for potential unreported claims.

The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. The estimation of the timing of payments beyond a year can vary significantly.

Due to the considerable variability that is inherent in such estimates, there can be no assurance that the ultimate liability will not exceed management’s estimates. If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.

Long-lived assets

Long-lived assets such as property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying value of the assets contained in our financial statements may not be recoverable.

When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

	Our impairment loss calculations require management to apply judgment in estimating future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that represents the risk inherent in future cash flows.	Using the impairment review methodology described herein, we recorded long-lived asset impairment charges of $132.7 million during the year ended December 31, 2003. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material to our results of operations.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. In June 2001, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 142, Goodwill and Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets, and, beginning January 1, 2002, we no longer amortize goodwill but test goodwill for impairment using a fair value approach, at the reporting unit level. We are required to test for impairment at least annually, absent some triggering event that would accelerate an impairment assessment. On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of October 1st of each year. We also tested for goodwill impairment as of March 19, 2003. Our intangible assets consist of acquired certificates of need, licenses, non-compete agreements, and management agreements. We amortize these assets ranging from 5 to 30 years. As of December 31, 2003, HealthSouth does not have any intangible assets with indefinite useful lives.

We continue to review the carrying values of amortizable intangible assets whenever facts and circumstances change in a manner that indicates their carrying values may not be recoverable.

We determine fair value of our reporting units using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies.

Based upon the events of March 19, 2003, as described elsewhere in this Form 10-K in more detail, we also tested for goodwill impairment as of March 19, 2003.

We performed a goodwill impairment test due to the events of March 19, 2003. The results of this test indicated an impairment of the goodwill attributable to our outpatient and diagnostic segments of approximately $159.4 million, which we recognized in the first quarter of 2003.

We performed our annual testing for goodwill impairment as of October 1, 2003, using the methodology described herein, and determined that a potential goodwill impairment existed in our surgery centers segment. We recognized this impairment of approximately $176.2 million during the fourth quarter of 2003.

If actual results are not consistent with our assumptions and estimates, we may be exposed to additional goodwill impairment charges. The carrying value of goodwill as of December 31, 2003 was approximately $903.0 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Income Taxes

We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, deferred tax assets are also recorded with respect to net operating losses and other tax attribute carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when realization of the benefit of deferred tax assets is not deemed to be more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Contingent tax liabilities must be accounted for separately from deferred tax assets and liabilities. Financial Accounting Standard 5, Accounting for Contingencies, is the governing standard for contingent liabilities. It must be probable that a contingent tax benefit will be sustained before the contingent benefit is recognized for financial reporting purposes.

The ultimate recovery of certain of our deferred tax assets is dependent on the amount, location, and timing of taxable income that we will ultimately generate in the future and other factors. A high degree of judgment is required to determine the extent that valuation allowances should be provided against deferred tax assets. We have provided valuation allowances at December 31, 2003 aggregating $598 million against such assets based on our current assessment of future operating results and other factors.

We believe that we have previously overpaid federal and state income taxes during the reconstruction period. The estimate of this overpayment amount is recorded as Income Tax Refund Receivable. In determining restated taxes receivable we evaluated the potential exposures associated with various filing positions and our documentation requirements. We computed reserves for probable exposures. Such positions and substantiation matters may come under review during the audit and/or amended return process. We are currently under audit of our federal consolidated income tax returns for the years 1994 through 1998 and fully expect to have all open restatement years included within this audit in the near future.

We will prepare amended federal and state income tax returns, making all appropriate restatement adjustments, in order to obtain refunds for overpaid income taxes. Upon filing amended federal and state income tax return, the tax authorities will conduct a detailed review of the adjustments. The actual amount of the refunds will not be finally determined until all of the applicable taxing authorities have completed their review.

Although management believes that the estimates and judgments discussed herein are reasonable, actual results could differ, and we may be exposed to gains or losses that could be material.

As of December 31, 2003, the Income Tax Refund Receivable was approximately $295 million. This receivable is net of approximately $100 million in tentative refunds previously received by us in 2003 and includes our estimate of applicable interest and penalties. To the extent that either the federal or state taxing authorities disagree with our presentation of amended taxable income during the reconstruction period, this receivable may be overstated resulting in additional current tax expense and/or the requirement that some or all of the previous refunds be repaid.

Assessment of Loss Contingencies
We have legal and other contingencies that could result in significant losses upon the ultimate resolution of such contingencies.	We have provided for losses in situations where we have concluded that it is probable that a loss has been or will be incurred and the amount of the loss is reasonably estimable. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in determining the likelihood of future events and estimating the financial statement impact of such events.	If further developments or resolution of a contingent matter are not consistent with our assumptions and judgments, we may need to recognize a significant charge in a future period related to an existing contingent matter.

Recent Accounting Pronouncements

Since December 31, 2003, numerous accounting pronouncements have been issued by various standard setting and governmental authorities. Of those issued, only one, FASB Statement No. 123 (Revised 2004), Share-Based Payment, may result in a significant impact to our operating results.

In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004), which revises FASB Statement No. 123 and supersedes APB Opinion No. 25 and its related implementation guidance. The revised Statement focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions. FASB Statement No. 123(R) eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards issued to employees. Rather, the new standard requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. A company will recognize the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

We have not yet quantified the effects of the adoption of FASB Statement No. 123(R), but it is expected that the new standard may result in significant stock-based compensation expense. We have disclosed in Note 1 to the accompanying consolidated financial statements, the pro forma effects on net loss and earnings per share if we had applied the fair value recognition provisions of the original FASB Statement No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB Opinion No. 25). Although such pro forma effects of applying the original FASB Statement No. 123 may be indicative of the effects of adopting FASB Statement No. 123(R), the provisions of these two statements differ in some important respects. The actual effects of adopting FASB Statement No. 123(R) will be dependent on numerous factors including, but not limited to, the valuation model we select to value stock-based awards; the assumed forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as discussed below) we select for adopting FASB Statement No. 123(R).

FASB Statement No. 123(R), as impacted by SAB No. 107, is effective for annual periods beginning after June 15, 2005. FASB Statement No. 123(R) requires the use of the Modified Prospective Application Method. Under this method, FASB Statement No. 123(R) is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, we will recognize compensation cost for the portion of awards for which the requisite service date has not been rendered (such as unvested options) that are outstanding as of the date of adoption as the remaining requisite services are rendered. We will base the compensation cost relating to unvested awards at the date of adoption on the grant-date fair value of those awards as calculated for pro forma disclosures under the original FASB Statement No. 123. In addition, a company may use the Modified Retrospective Application Method. A company may apply this method to all prior years for which the original FASB Statement No. 123 was effective or only to prior interim periods in the year of initial adoption. If a company uses the Modified Retrospective Application Method, it will adjust the financial statements for prior periods to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original FASB Statement No. 123.

Other pronouncements issued or adopted since December 31, 2003 and their expected impact on us are:

Pronouncement	Effective Date	Impact on HealthSouth
FASB Statement No. 154, Accounting Changes and Error Corrections	Effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.	Any impact is dependent upon a future event, making it unestimable at this time.

FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations	Effective no later than the end of fiscal years ending after December 15, 2005.	No impact expected as our asset retirement obligations under FASB Statement No. 143 are generally within our control and reasonably estimable.

Staff Accounting Bulletin No. 107, Share-Based Payment	Annual periods beginning after June 15, 2005 (in conjunction with effective date of FASB Statement No. 123(R)).	See impact of FASB Statement No. 123(R) discussed above.

FASB Statement No. 153, Exchanges of Nonmonetary Assets	Effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.	No impact expected due to our intermittent participation in exchanges of nonmonetary assets.

FASB Statement No. 152, Accounting for Real Estate Time-Sharing Transactions	Effective for financial statements for fiscal years beginning after June 15, 2005.	Not applicable to our current operations.

FASB Statement No. 151, Inventory Costs	Effective for inventory costs incurred during fiscal years beginning after June 15, 2005.	Not applicable to our current operations.

FASB Staff Position No. FAS 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities”	Effective April 9, 2004 for existing and newly created securities.	No impact expected to our financial position or operations, as the position relates only to disclosure requirements.

EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”	Unspecified future date to be determined by the FASB.	No impact expected, as we currently hold no financial instruments within the scope of the applicable pronouncements.

Staff Accounting Bulletin No. 104, Revenue Recognition	Effective for fiscal periods beginning after June 15, 2003.	No impact expected, as we generally do not have transactions with multiple deliverables.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity	For us, this Statement was effective for instruments entered into or modified after May 31, 2003, and otherwise effective as of July 1, 2003. However, the FASB has deferred indefinitely the classification and measurement provisions for certain types of mandatorily redeemable financial instruments.	No impact expected, as we do not issue or hold financial instruments within the scope of this Statement.

FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities	Effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.	No impact expected, as we have not historically entered into any derivative or hedging activities.

EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”	Effective for new arrangements, including modifications of existing arrangements, entered into after December 31, 2002, except for Issue 2, which was effective November 21, 2002.	No material impact expected as we expense most of our supplies as incurred.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities, including FASB Interpretation No. 46 (Revised)	Effective for periods ended after December 15, 2003 for special-purpose entities; effective for periods ended after March 15, 2004 for all other types of entities.	No material impact expected.

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others	Applicable on a prospective basis to guarantees issued or modified after December 31, 2002.	No impact to our results of operations.

For additional information regarding each of the above recent accounting pronouncements, please see Note 1, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements.

Business Outlook

We were forced to devote a significant portion of our time and attention in 2003 and 2004 to matters primarily outside the ordinary course of business. During that same period, payor pressure and competition in our markets continued to increase. Accordingly, we anticipate that our operating results will show a decline between 2003 and 2004. Although we do not expect a large decline on a consolidated basis in 2004, we do anticipate inconsistent performance among our divisions based on various factors.

•	Inpatient. We expect our inpatient division’s 2004 results of operations, when finalized, will show a modest increase in net operating revenues, and fairly substantial declines in operating earnings. We attribute this division’s expected decline in operating earnings to increased costs and early effects of the revised 75% Rule. For the next several years (until the full implementation of the 75% Rule in 2007) we expect a difficult operating environment for this division as we attempt to manage through significant patient volume erosion as a result of the revised rule. We will aggressively attempt to mitigate the impact of the revised 75% Rule by managing our expenses and developing new post-acute services and other services that are complementary to our IRFs.

•	Surgery Centers. We expect our surgery centers division’s 2004 results of operations, when finalized, will show a small decline in net operating revenues, and larger declines in operating earnings. We attribute this division’s expected declines in net operating revenues and operating earnings to inconsistent cost control and delayed resyndications due to our inability to provide audited financial statements. We expect this division’s performance to improve in 2005 if we are successful in containing costs and enhancing our resyndication process so that we can attract physicians to our ASCs.

•	Outpatient. We expect our outpatient division’s 2004 results of operations, when finalized, will show a significant decline in net operating revenues, and even larger declines in operating earnings. We attribute this division’s expected decline in net operating revenues and operating earnings to operational difficulties and increased competition from physician-owned physical therapy practices. We expect this division’s performance to improve in 2005 if we are successful in managing our expenses, closing underperforming facilities, and enhancing our marketing efforts.

•	Diagnostic. We expect our diagnostic division’s 2004 results of operations, when finalized, will show a substantial decline in net operating revenues, a smaller decline in operating earnings, and a fairly substantial increase in operating margin. We attribute this division’s expected decline in net operating revenues and operating earnings to increased competition from physician-owned diagnostic service centers. We attribute the expected increase in 2004 operating margin to an increase in cash collections resulting from new claims software, closure of underperforming facilities, and tightened cost controls. We expect this division’s performance to improve in 2005 if we are successful in closing underperforming facilities and if payors increase pressure to reduce overutilization of diagnostic services by physician-owned diagnostic service centers.

•	Corporate and Other. In 2004, we expect to see operating expenses of our corporate and other segment increase due to increased headcount necessary to execute our reconstruction and strategic efforts. This includes replacement of Alvarez & Marsal, Inc. as interim management with our new executive management team. We have also continued to replace the work performed by external consultants during the reconstruction period with HealthSouth employees. Operating expenses of this segment also include costs necessary to establish our internal control documentation and remediation, as well as improve our technological infrastructure. Investment in our infrastructure (both people and technology) is likely to continue for the foreseeable future.

During 2004, we closed Metro West hospital, and we continue to explore the sale of our Birmingham Medical Center and the Digital Hospital. With the continued exploration of divestiture of these facilities, we expect the net operating revenues of the corporate and other segment to decline going forward.

In conclusion, we are optimistic about the long-term positioning of HealthSouth. While we anticipate our 2004 and 2005 operating results will be consistent with the fact that HealthSouth is still in a turnaround period, we offer high quality services in growing segments of the health care industry which should provide long-term growth opportunities. We are stabilizing operations in our three ambulatory divisions (surgery centers, outpatient, and diagnostic) by focusing on same-store volume growth and standardization of our operating expenses. Our ability to successfully resyndicate our ASCs is a key success factor for our surgery centers division.

As we have stated throughout this annual report, we believe we will see the results of these initiatives in late 2005 and into subsequent years. Our single biggest operational challenge will be to mitigate the effects of the revised 75% Rule. Based on recent industry data, we believe the impact of this rule on the inpatient rehabilitation industry will be significantly greater than CMS estimated when the rule was promulgated. If the recent revisions to the 75% Rule are not modified or we are not able to successfully mitigate its impact, it could have a materially adverse impact on HealthSouth. Once the revised 75% Rule is fully implemented and the inpatient segment is “re-based,” we anticipate seeing growth in this segment again.

Whatever market conditions we face, we will continue to seek opportunities to improve operations, stabilize our finances, and develop new facilities and post-acute services, with the ultimate goal of providing sustainable growth and return for our shareholders.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is to changes in interest rates on our long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on these items.

Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net market value of our fixed rate debt but has no impact on interest expense or cash flows. Interest rate changes on variable rate debt impacts the interest expense and cash flows, but does not impact the net market value of the underlying debt instruments. Our fixed and variable rate debt as of December 31, 2004 is shown in the following table:

	As of December 31, 2004
	Carrying Amount	% of Total	Estimated Fair Value	% of Total
	($ in thousands)
Fixed Rate Debt	$2,943,161	90%	$2,978,718	90%
Variable Rate Debt	315,000	10%	315,000	10%

Total long-term debt	$3,258,161	100%	$3,293,718	100%

Based on the variable rate of our debt as of December 31, 2004, a 1% increase in interest rates would result in an additional $3.2 million in interest expense per year, while a 1% decrease in interest rates would reduce interest expense per year by $3.2 million. A 1% increase in interest rates would result in an approximate $73.3 million decrease in the estimated fair value of our fixed rate debt, and a 1% decrease in interest rates would result in an approximate $58.2 million increase in its estimated fair value. We do not currently utilize any type of derivative instruments to manage interest rate risk.

Foreign operations, and the related market risks associated with foreign currencies, are currently, and have been, insignificant to our financial position, results of operations, and cash flows.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and related notes are filed together with this report. See the index to financial statements on page F-1 for a list of financial statements filed with this report. We have not presented the selected quarterly financial data required by Item 302(a) of Regulation S-K as supplementary information to the basic financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We filed a Current Report on Form 8-K dated March 31, 2003 to report that our Audit Committee had determined to replace Ernst & Young LLP as our independent accountants. We filed a Current Report on Form 8-K dated April 11, 2003 to report (1) that on March 31, 2003, representatives of our Audit Committee notified Ernst & Young LLP of our determination to dismiss them as our independent accountants, and (2) that we received a letter from Ernst & Young LLP on April 4, 2003 confirming that the client-auditor relationship between HealthSouth and Ernst & Young LLP had ceased. We filed a Current Report on Form 8-K dated May 8, 2003 to report that the Audit Committee engaged PricewaterhouseCoopers LLP as our independent accountants.

Prior to their dismissal, the audit reports of Ernst & Young LLP on our consolidated financial statements for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the years ended December 31, 2001 and 2000 and through March 31, 2003, there were (1) no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Ernst & Young LLP’s satisfaction, would have caused it to make reference to the subject matter in conjunction with its report on our consolidated financial statements, and (2) no reportable events, as listed in Item 304(a)(1)(v)(A)—(D) of Regulation S-K, except for matters disclosed in our Current Report on Form 8-K dated April 11, 2003 and incorporated herein by reference.

As a result of the circumstances giving rise to the review of our historical financial records, Ernst & Young LLP withdrew its audit reports on all of our previously issued financial statements.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our new management team, under the supervision and with the participation of our chief executive officer and chief financial officer, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. This evaluation followed several significant initiatives relating to our disclosure controls and procedures, including the following:

•	A Special Audit Review Committee of our board of directors conducted an independent forensic investigation of accounting irregularities at HealthSouth with the law firm of Balch & Bingham LLP as special counsel and PricewaterhouseCoopers LLP as its accounting advisors. The Special Audit Review Committee released its report publicly on June 1, 2004. The report concluded, among other things, that there were serious weaknesses in our internal controls as well as serious failures in our corporate governance during the time period examined, which included January 1, 2000 through December 31, 2002.

•	We engaged Grant Thornton LLP, Callaway Partners, LLC, KPMG LLP, and American Appraisal Associates to assist us in reconstructing our financial records back to December 31, 1999, which efforts resulted in the identification of material misstatements in our previously issued financial statements. We also engaged Deloitte Consulting LLP to assist us in connection with our project management efforts with respect to the reconstruction process.

•	We hired a Senior Vice President—Internal Audit, who conducted a review of our existing internal audit function and undertook the redesign and restaffing of our internal audit department including establishing revised audit scopes, policies, methods, and procedures. We also hired an Executive Vice President and Chief Compliance Officer, who conducted a review of our existing compliance function and undertook the redesign and restaffing of our corporate compliance department including establishing revised policies and procedures and monitoring activities.

Identification of Material Weaknesses

In connection with the evaluation of our disclosure controls and procedures, our new management team attempted to identify any “material weakness” in our internal control environment. We defined “material weakness” as any significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. We defined “significant deficiency” as any control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Our new management concluded that, in addition to the existence of systemic fraud being perpetrated by certain former members of our management team, the following material weaknesses in our disclosure controls and procedures, including internal control over financial reporting, existed during the period beginning on January 1, 2000 and ending on December 31, 2003.

Material weaknesses related to the internal control environment.

•	The prior management team (a) did not promote an environment that emphasized the establishment and/or adherence to appropriate internal control and (b) took actions or directed subordinates to take actions that circumvented or otherwise defeated the existing internal control system.

•	We did not have adequate integrity, experience, or depth of accounting and financial management personnel and did not provide adequate ongoing training for such personnel.

•	We lacked a robust governance function, including internal audit and adequate oversight by our board of directors.

•	Accounting, information system, and supervisory controls over accounts receivable, including contractual and bad debt allowances, fixed assets, intercompany accounts, suspense accounts, cash and investments, goodwill and other intangibles, accounts payable and accrued liabilities, and virtually all other balance sheet accounts were not in operation.

•	We did not have an ongoing risk assessment process and did not have an effective fraud prevention and detection program.

•	There was a lack of integration between operations and accounting/finance, and there was inadequate sharing of financial information within and across our corporate and divisional offices and our facilities.

•	There were inadequate mechanisms for identifying and responding to intervention or overriding of established policies and procedures and internal controls, including instances of management override.

•	We did not have a formal document and record retention policy and did not have an effective data recovery plan to facilitate the recovery of historical electronic financial information in the event of system loss.

One result of these control environment weaknesses was that accounting entries were made at the direction of our prior executive management and certain other officers and employees without appropriate supporting documentation and that those accounting entries were not in compliance with generally accepted accounting principles in the United States of America (“GAAP”).

Material weaknesses related to the design, documentation, and execution of accounting policies and procedures.

•	We have identified areas where internal controls were missing, ineffective, or not effectively executed or monitored, including failures in documenting business process policies and procedures, adequately segregating incompatible duties and responsibilities, and establishing effective management oversight and review controls.

•	Accounting entries were processed without appropriate supporting documentation and/or documented approvals, and balance sheet accounts were inconsistently used and were not assigned owners and analyzed, reconciled to subsidiary ledgers, and reviewed and approved on a regular basis.

•	We did not perform complete and accurate bank reconciliations for the majority of our bank accounts on an ongoing basis.

•	The fixed asset subledger was not routinely reconciled to the general ledger for both historical cost and accumulated depreciation. Furthermore, fixed asset inventory counts were not performed and fixed asset tags were not utilized to facilitate the tracking of the related fixed assets.

•	We did not have policies and procedures in place to properly determine and account for partnership activity.

•	Although we had defined approval authority policies, these policies were often not followed by facility and corporate/divisional personnel, particularly with regard to authorization for purchases and the execution of contracts, and there was an inadequate review of invoices prior to payment.

•	The consolidation process was not properly designed, documented, and implemented to ensure the correct accounting for all managed/partially owned entities as either consolidated or equity method entities, the proper calculation of minority interests, and the proper elimination of intercompany transactions.

•	We did not have formal policies and procedures regarding the financial close and reporting process including the elimination of the possibility of management override and the recording of inappropriate “top-side” adjustments.

•	The review and analysis of the historical books and records identified various transactions in which former directors, officers, and employees misapplied or ignored GAAP in a manner that permitted us to recognize revenue or capitalize or defer expenses improperly.

Material weaknesses related to inadequate or ineffective policies and practices for the resolution of unusual or complex accounting matters.

•	In addition to the material weaknesses in the internal control environment noted above, management also concluded that the policies and procedures for the resolution of unusual or complex accounting matters including, but not limited to, contractual revenue adjustment, allowance for doubtful accounts receivable, impairment of goodwill, other intangible assets and long-lived assets, and income taxes, were inadequate or ineffective and that the prior organizational structure of the accounting organization was not conducive to the timely identification and accurate resolution of such accounting issues.

•	A formal process for the timely communication to accounting regarding acquisitions, facility closings and facility/asset sales, and the review and approval of the accounting for such transactions, was not in place.

•	Internal controls over the recording of financial statement amounts that were based on management judgments or accounting estimates were not adequate to facilitate accurate financial reporting.

•	Non-routine transactions were not sufficiently analyzed or documented.

Material weaknesses in information systems and related processes and procedures.

•	We operated (and continue to operate) on numerous information system platforms within and among the divisions that are not integrated with each other or our general ledger. This requires substantial manual intervention and reliance on spreadsheets and journal entries to post facility activity to the general ledger. Controls over spreadsheets, databases, and journal entries were not adequate.

•	We did not have adequate security controls over our financial information systems to prevent unauthorized access to the underlying data and financial records maintained in those systems.

•	We did not properly implement, integrate, and control the use of our information systems. We did not have adequate policies and procedures in place with respect to changes in our information systems and segregation of duties related to system access.

•	We utilized numerous outsourced vendors for certain key information system applications and did not maintain adequate monitoring and oversight over such vendors to ensure that the outsourced activities were properly controlled.

Based on an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our management, including our chief executive officer and chief financial officer, has concluded that, as of December 31, 2003, our disclosure controls and procedures were not effective. In addition, based on work to date, our management, including our chief executive officer and chief financial officer, has concluded that, as of December 31, 2003, our internal control over financial reporting was not effective. Accordingly, we undertook a substantive reconstruction of our historical accounting records so that we could prepare restated consolidated financial statements for 2001 and 2000 and initial consolidated financial statements for 2003 and 2002. In addition, we implemented a number of procedures and controls to help ensure the proper collection, evaluation, and disclosure of the financial information for the periods covered by this report. Other than the positive changes described below, there have not been any changes to our internal control over financial reporting since September 30, 2002, the date of our last financial statement filing.

We believe that because of the substantial work performed reconstructing our historical accounting records and the control changes we have been able to implement, the financial information for the periods covered by this report and the consolidated financial statements included in this report are fairly stated in all material respects. For additional information relating to the reconstruction of our accounting records and restatement of our previously issued financial statements, see Note 2, Restatement and Reclassification of Previously Issued Consolidated Financial Statements, to our accompanying consolidated financial statements.

Changes in Internal Control Over Financial Reporting

We have engaged in, and are continuing to engage in, substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to substantially all areas of our financial statements and disclosures. These efforts include the following:

•	We have transformed our corporate culture into one premised on integrity, transparency, honesty, accountability, and regulatory compliance.

•	We have made significant changes in our board of directors. Of our current board of directors, seven members were added since March 2003. In addition, eight members of our current board of directors qualify as “independent directors” under our Corporate Governance Guidelines. We have established an independent audit committee. We have revised the charters for all five of the standing committees of our board of directors (the Audit Committee, Compensation Committee, Corporate Compliance Committee, Finance Committee, and Nominating/Corporate Governance Committee).

•	We have hired a new chief executive officer, chief financial officer, chief operating officer, chief accounting officer, chief administrative officer, chief compliance officer, and general counsel, all from outside HealthSouth. We have replaced the leadership in each of our operating divisions.

•	We have reorganized our internal audit department. We have hired a Senior Vice President—Internal Audit that reports independently to the Audit Committee. We have added 20 employees to our internal audit staff and are committing substantial resources to our internal audit department on a yearly basis.

•	We have reorganized and are committing substantial resources to our finance and accounting departments. We have replaced substantially all of our senior finance and accounting employees and have implemented a new organizational structure for the department. We have segregated duties to mitigate the risk of one employee being able to manipulate financial transactions or to falsify entries to or approvals of any accounting records.

•	We have reorganized our corporate compliance function. We have hired a chief compliance officer. We have expanded our corporate compliance staff to 16 employees and are committing substantial financial resources to our corporate compliance department on a yearly basis. We have established an executive compliance steering committee that includes all members of our executive management and appointed compliance officers for each of our operating divisions. We have also strengthened regulatory compliance at the operations level by designating compliance officers and liaisons for each of our principal operating divisions and corporate departments.

•	We have conducted a thorough review of all our business entities and applied GAAP related to the consolidation of entities.

•	We have conducted a thorough review of GAAP applicable to our consolidated financial statements and disclosures and applied those principles where they had previously been ignored or misapplied.

•	We are creating systems to increase real-time access to certain financial information and reduce the amount of manual intervention required to prepare consolidated financial statements.

•	We have utilized significant outside resources to supplement our finance and accounting functions and to support the preparation of the consolidated financial statements and related information included in this report.

•	We continue to work to improve our disclosure controls and procedures. As recommended by the SEC, we have completed and distributed a formal disclosure controls and procedures policy and formed a Disclosure Committee made up of members of our executive management team and other employees who play a substantial role in our public disclosure process.

•	We are currently documenting and evaluating our internal controls as prescribed by Section 404 of the Sarbanes-Oxley Act of 2002. We have identified numerous material weaknesses in our internal controls and our remediation efforts with respect to those material weaknesses are continuing and are expected to continue past 2005. Based on our preliminary assessments to date, we have concluded that our internal control over financial reporting as of December 31, 2004 is not effective.

The effectiveness of HealthSouth’s or any system of disclosure controls and procedures and internal control over financial reporting is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, our disclosure controls and procedures and internal control over financial reporting may not prevent all errors or improper acts or ensure that all material information will be made known to appropriate management in a timely fashion. Still, because of the substantial work performed reconstructing our historical accounting records and the new procedures and controls we have implemented to help ensure the proper collection, evaluation, and disclosure of the financial information for the periods covered by this report, management believes that the financial information for the periods covered by this report and the accompanying consolidated financial statements are fairly stated in all material respects.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Since our annual report for the fiscal year ended December 31, 2001, which is our last filed annual report, we have had extensive turnover in the composition of our executive management and board of directors. On March 19, 2003, our board of directors placed then-Chairman and Chief Executive Officer Richard M. Scrushy and then-Chief Financial Officer William T. Owens on administrative leave and terminated their employment shortly thereafter. We have since hired or promoted several people to fill vacancies and newly-created executive management positions, including the position of Chief Executive Officer, which was filled by Jay Grinney in May 2004, Chief Operating Officer, which was filled by Michael D. Snow in June 2004, Chief Financial Officer, which was filled by John L. Workman in September 2004, Chief Compliance Officer, which was filled by John Markus in February 2004, General Counsel, which was filled by Gregory L. Doody in March 2004, and Chief Administrative Officer, which was filled by James C. Foxworthy in March 2005. We have also replaced the presidents of each of our operating divisions.

In addition, on December 2, 2003, we announced a transition plan pursuant to which five long-standing members of our board of directors agreed to voluntarily leave the board over a period of months. In accordance with this plan, the following directors voluntarily resigned from the board: George H. Strong (effective December 15, 2003), Charles W. Newhall III (effective December 15, 2003), Larry D. Striplin, Jr. (effective April 2, 2004), C. Sage Givens (effective April 15, 2004), and John S. Chamberlin (effective August 19, 2004).

Of our current board of directors, seven members were added since March 2003: Steven R. Berrard (effective January 31, 2004), Edward A. Blechschmidt (effective January 31, 2004), Jay Grinney (effective May 10, 2004), Leo I. Higdon, Jr. (effective August 17, 2004), John E. Maupin, Jr. (effective August 17, 2004), Charles M. Elson (effective September 9, 2004), and Yvonne Curl (effective November 18, 2004). In addition, eight members of our current board of directors qualify as “independent directors” under our Corporate Governance Guidelines. Lee S. Hillman, who was named a HealthSouth director effective September 9, 2003, voluntarily resigned from our board of directors on February 18, 2005. In addition, Joel C. Gordon retired from our board of directors effective May 10, 2005, pursuant to our mandatory director retirement policy.

Identification of Directors

Current Directors

The following table lists all of our incumbent directors. Each director will hold office until his or her successor is elected and qualified, or until his or her earlier resignation or removal. We have not held an annual meeting of stockholders since 2002. At our next annual meeting, which we expect to hold as soon as possible after we meet applicable requirements for soliciting proxies, stockholders will elect directors to hold office until the next annual meeting of stockholders.

Name	Age on 12/31/2004	Position(1)	Date Became Director
Steven R. Berrard*	50	Director; Member of Special Committee, Audit Committee, and Finance Committee (Chairman)	1/31/2004

Edward A. Blechschmidt*	52	Director; Member of Special Committee, Audit Committee (Chairman), and Corporate Compliance Committee	1/31/2004

Yvonne M. Curl*	49	Director; Member of Special Committee, Compensation Committee, and Corporate Compliance Committee	11/18/2004

Charles M. Elson*	45	Director; Member of Special Committee and Nominating/Corporate Governance Committee	9/9/2004

Jay Grinney	53	Director; Member of Special Committee; President and Chief Executive Officer	5/10/2004

Jon F. Hanson*	68	Director; Member of Special Committee, Audit Committee, Finance Committee, and Nominating/Corporate Governance Committee (Chairman)	9/17/2002

Leo I. Higdon, Jr.*	58	Director; Member of Special Committee, Compensation Committee (Chairman), and Finance Committee	8/17/2004

John E. Maupin, Jr.*	58	Director; Member of Special Committee, Corporate Compliance Committee (Chairman), and Nominating/Corporate Governance Committee	8/17/2004

Robert P. May*	55	Director; Chairman of the Board of Directors; Member of Special Committee, Compensation Committee, and Nominating/Corporate Governance Committee	9/24/2002

Richard M. Scrushy(2)	51	Director	2/22/1984

*	Denotes independent director.
(1)	On April 4, 2003, we established the Special Committee of our board of directors, consisting of all of our directors except Richard M. Scrushy, who refused our board of directors’ request to resign as a director, and William T. Owens, who resigned from our board on October 19, 2003 and was never a member of the Special Committee. Our board of directors delegated to the Special Committee, to the fullest extent permitted by Delaware law, all authority that may be delegated to the Special Committee, and authorized the Special Committee, to the fullest extent permitted by Delaware law, to exercise all of the powers and authority of the board of directors in the management of the business and affairs of HealthSouth when the board of directors is not in session.
(2)	Mr. Scrushy’s employment was terminated on March 19, 2003. He has refused our requests that he resign as a director.

There are no arrangements or understandings known to us between any of the individuals listed above and any other person pursuant to which a director was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of HealthSouth acting solely in their capacities as such.

Former Directors

The following table lists all of those persons who served on our board of directors between December 31, 2001 and the date of this filing, but who no longer serve on the board.

Name	Date Became Director	Date Ceased Being Director	Resignation or Removal
Betsy S. Atkins	3/7/2003	3/24/2003	Voluntarily resigned.

John S. Chamberlin	8/15/1993	8/19/2004	Voluntarily resigned per board transition plan.

Joel C. Gordon	1996	5/10/2005	Voluntarily resigned per board retirement policy.

C. Sage Givens	1985	4/15/2004	Voluntarily resigned per board transition plan.

Lee S. Hillman	9/9/2003	2/18/2005	Voluntarily resigned.

Charles W. Newhall III	1985	12/15/2003	Voluntarily resigned per board transition plan.

William T. Owens	3/9/2001	10/19/2003	On March 19, 2003, the board placed Mr. Owens on administrative leave. He later voluntarily resigned from the board.

Larry D. Striplin, Jr.	3/13/1999	4/2/2004	Voluntarily resigned per board transition plan.

George H. Strong	10/5/1984	12/15/2003	Voluntarily resigned per board transition plan.

Phillip C. Watkins	6/26/1984	2/6/2003	Voluntarily resigned.

Identification of Executive Officers

Current Executive Officers

The following table lists all of our incumbent executive officers. Each of our incumbent executive officers will hold office until his or her successor is elected and qualified, or until his or her earlier resignation or removal.

Name	Age on 12/31/2004	Position	Date Became Officer
Jay Grinney	53	President and Chief Executive Officer; Director	5/10/2004

Michael D. Snow	49	Executive Vice President and Chief Operating Officer	6/30/2004

John L. Workman	53	Executive Vice President and Chief Financial Officer	9/20/2004

John Markus	53	Executive Vice President and Chief Compliance Officer	2/1/2004

Gregory L. Doody	40	Executive Vice President, General Counsel and Secretary	3/15/2004

James C. Foxworthy	53	Executive Vice President and Chief Administrative Officer	3/1/2005

Joseph T. Clark	48	President—Surgery Centers Division	3/1/2005

Karen G. Davis	49	President—Diagnostic Division	9/1/2003

Diane L. Munson	54	President—Outpatient Division	3/15/2004

Mark J. Tarr	43	President—Inpatient Division	9/27/2004

There are no arrangements or understandings known to us between any of the individuals listed above and any other person pursuant to which he or she was or is to be selected as an officer, other than any arrangements or understandings with officers of HealthSouth acting solely in their capacities as such.

Interim Executive Officers

The following table lists all of our interim executive officers that served the company from approximately March 2003 until their replacements were hired.

Name	Date Became Officer	Date Ceased Being Officer(1)	Interim Officer Position
Joel C. Gordon	3/19/2003	6/30/2004	Interim Chairman of the Board of Directors

Robert P. May	3/19/2003	5/10/2004	Interim Chief Executive Officer

Bryan P. Marsal	3/24/2003	5/7/2004	Chief Restructuring Officer

Guy Sansone	3/24/2003	9/19/2004	Interim Chief Financial Officer

(1)	Messrs. Gordon and May were members of our board of directors during the time they served as interim executive officers. In addition, on June 30, 2004, we named Mr. Gordon Chairman Emeritus of the Board of Directors and Mr. May non-executive Chairman of the Board of Directors.

Former Executive Officers

The following table lists all of our former executive officers who served the company between December 31, 2001 and December 31, 2004.

Name	Date Became Officer	Date Ceased Being Officer	Resignation or Removal
Richard M. Scrushy(1)	1984	3/19/2003	Dismissed for cause.

William T. Owens(1)	1986	3/19/2003	Dismissed for cause.

Malcolm E. McVay(1)	1999	4/16/2003	Dismissed for cause.

Brandon O. Hale(1)	1987	10/1/2003	Voluntarily resigned.

Thomas W. Carman(1)	1985	11/1/2003	Voluntarily resigned.

William W. Horton(1)	1994	10/1/2003	Voluntarily resigned.

Patrick A. Foster(1)	1994	8/3/2004	Voluntarily resigned.

Daniel J. Riviere(1)	1988	9/5/2003	Dismissed for cause.

Weston L. Smith(1)	1987	3/19/2003	Dismissed for cause.

Susan M. Smith(1)	1992	4/16/2003	Dismissed as part of post-March 2003 layoffs.

Larry D. Taylor(1)	1991	8/3/2004	Employment was terminated.

(1)	The former officers listed above held the following positions when they ceased being officers of the company: Richard M. Scrushy, Chairman of the Board and Chief Executive Officer; William T. Owens, Executive Vice President and Chief Financial Officer; Malcolm E. McVay, Executive Vice President and Treasurer; Brandon O. Hale, Executive Vice President—Administration and Secretary; Thomas W. Carman, Executive Vice President—Development; William W. Horton, Executive Vice President, Corporate Counsel and Assistant Secretary; Patrick A. Foster, President—Inpatient Division; Daniel J. Riviere, President—Ambulatory Services Division; Susan M. Smith, Senior Vice President—Reimbursement; Weston L. Smith, Senior Vice President—Operations; Larry D. Taylor, President—Surgery Centers Division. In addition, William T. Owens served as Chief Executive Officer between September 2, 2002 and January 6, 2003.

Business Experience of Current Directors and Current Executive Officers

Set forth below is biographical information, including business experience for the last five years, for our current directors and executive officers.

Current Directors

Steven R. Berrard—Managing Partner, New River Capital Partners

Mr. Berrard is Co-Founder and Managing Partner of New River Capital Partners, a private equity fund. He co-founded and worked until 1999 as Co-Chief Executive Officer of AutoNation, Inc., which through its affiliated dealers is the largest new and used vehicle retailer in the United States. He also served as Vice Chairman of Blockbuster Entertainment Corporation prior to its acquisition by Viacom in 1994. Mr. Berrard held various finance positions in his career, including Chief Financial Officer of Blockbuster. Mr. Berrard currently serves on the board of directors of North Broward Hospital District, one of the ten largest public health systems in the United States. He was also a director of Boca Resorts, Inc. until December 2004 when it was acquired by the Blackstone Group.

Edward A. Blechschmidt

Mr. Blechschmidt was Chairman, Chief Executive Officer and President of Gentiva Health Services, Inc., a leading provider of specialty pharmaceutical and home health care services, from March 2000 to June 2002. From March 1999 to March 2000, Mr. Blechschmidt served as Chief Executive Officer and a director of Olsten Corporation. He served as President of Olsten Corporation from October 1998 to March 1999. He also served as President and Chief Executive Officer of Siemens Nixdorf Americas and Siemens’ Pyramid Technology from July 1996 to October 1998. Prior to Siemens, he spent more than 20 years with Unisys Corp., including serving as its Chief Financial Officer. Mr. Blechschmidt serves as a director of Neoforma, Inc., Lionbridge Technologies, Inc. and Columbia Laboratories, Inc.

Yvonne M. Curl

Ms. Curl is a former Vice President and Chief Marketing Officer of Avaya, Inc., which position she held from October 2000 through April 2004. From 1976 to 2000, Ms. Curl served in a number of middle and senior management positions at Xerox Corporation. Ms. Curl currently serves as a director of Nationwide Mutual Insurance Company and Charming Shoppes, Inc.

Charles M. Elson—Director, John L. Weinberg Center for Corporate Governance, University of Delaware

Mr. Elson holds the Edgar S. Woolard, Jr., Chair in Corporate Governance and is the Director of the John L. Weinberg Center for Corporate Governance at the University of Delaware. Mr. Elson has served on the National Association of Corporate Directors’ Commissions on Director Compensation, Executive Compensation and the Role of the Compensation Committee, Director Professionalism, CEO Succession, Audit Committees, Strategic Planning, and Director Evaluation, was a member of its Best Practices Council on Coping with Fraud and Other Illegal Activity, and presently serves on that organization’s Advisory Council. In addition, Mr. Elson serves as Vice Chairman of the American Bar Association’s Committee on Corporate Governance and is a member of the American Bar Association’s Committee on Corporate Laws. Mr. Elson serves as a director of Alderwoods Group, Inc., and AutoZone, Inc.

Jay Grinney—President and Chief Executive Officer, HealthSouth Corporation

Mr. Grinney was named our President and Chief Executive Officer on May 10, 2004. From June 1990 to May 2004, Mr. Grinney served in a number of middle and senior management positions with HCA or its predecessor companies, in particular, serving as President of HCA’s Eastern Group from May 1996 to May 2004,

President of the Greater Houston Division from October 1993 to April 1996 and as Chief Operating Officer of the Houston Region from November 1992 to September 1993. Before joining HCA, Mr. Grinney held several executive positions during a nine year career at the Methodist Hospital System in Houston, Texas. He earned both an MBA and MHA from Washington University, St. Louis, Missouri, in 1981.

Jon F. Hanson—Chairman and Founder, The Hampshire Companies

Mr. Hanson is the Chairman and founder of The Hampshire Companies and has over 45 years of experience in the real estate industry. Since 1994, Mr. Hanson has served as Chairman of the National Football Foundation and College Hall of Fame, Inc. Since 1991, Mr. Hanson has served as a director of Prudential Financial Corp., and he has also served as a director of the Hackensack University Medical Center for the past 18 years. Mr. Hanson also currently serves as a director of CD&L, Inc. and Pascack Community Bank.

Leo I. Higdon, Jr.—President, College of Charleston

On October 1, 2001, Mr. Higdon became the 20th President of the College of Charleston. Between 1997 and 2001, Mr. Higdon served as President of Babson College in Wellesley, Massachusetts, a leading school of entrepreneurship. He also served as Dean of the Darden Graduate School of Business Administration of the University of Virginia. His financial experience includes a 20-year tenure at Salomon Brothers, where he became Vice Chairman and member of the executive committee, managing the Global Investment Banking Division. Mr. Higdon serves as a director of Crompton Corporation, Eaton Vance Corp., and Newmont Mining.

John E. Maupin, Jr.—President and Chief Executive Officer, Meharry Medical College

Dr. Maupin is President and Chief Executive Officer of Meharry Medical College, a position he has held since 1994. Dr. Maupin came to Meharry from the Morehouse School of Medicine, where he served as Executive Vice President and Chief Operating Officer from 1989 to 1994. Before joining Morehouse, he was Chief Executive Officer of Southside Healthcare, Inc., from 1987 to 1989 and prior to that Deputy Commissioner of Health of the Baltimore City Health Department from 1981 to 1987. Dr. Maupin serves as a director of Pinnacle Financial Partners, Inc., LifePoint Hospitals, and VALIC Companies I and II of American International Group, Inc.

Robert P. May—Interim President and Chief Executive Officer, Charter Communications, Inc.

Mr. May is interim President and Chief Executive Officer of Charter Communications, Inc., which position he has held since January 2005. He was named non-executive Chairman of the Board of HealthSouth on June 30, 2004. He served as our interim Chief Executive Officer from March 20, 2003 to May 10, 2004, when the board of directors elected Jay Grinney to the position of President and Chief Executive Officer. Mr. May is currently a private investor and the principal of RPM Systems, Palm Beach, Florida, which provides strategic business consulting services. From 1999 to 2001, he served as Chief Executive Officer and a director of PNV, Inc., an early-stage national telecommunications company which served the transportation marketplace. PNV, Inc. filed for bankruptcy in 2000 and sold substantially all of its assets in two separate liquidating transactions in 2001. From 1996 to 1998, Mr. May served as Chief Operating Officer and a director of Cablevision Systems Corp., a cable, sports and entertainment company. From 1973 to 1993, Mr. May served in a variety of senior management positions at Federal Express. In addition to being interim President and Chief Executive Officer of Charter Communications, Inc., Mr. May is currently a member of its board of directors.

Richard M. Scrushy

Mr. Scrushy was the principal founder of HealthSouth and acted as Chairman of the Board and Chief Executive Officer of the company from 1984 until March 19, 2003 (except for a period from late August 2002 until early January 2003, when he served as Chairman of the Board only). On March 19, 2003, our board of directors placed Mr. Scrushy on administrative leave. Shortly thereafter, the outside directors on our board unanimously declared Mr. Scrushy’s employment agreement null and void and removed him from his positions as Chairman of the Board and Chief Executive Officer, effective March 19, 2003. Mr. Scrushy has refused our board of directors’ request that he resign as a director. Accordingly, he will remain as a member of the board of directors until he resigns or until his successor is elected at an annual meeting of our stockholders.

Current Executive Officers Who Are Not Also Directors

Joseph T. Clark—President—Surgery Centers Division

Mr. Clark was named of President of the surgery centers division effective March 1, 2005. Mr. Clark has 25 years of experience in various health services companies. From August 2000 to September 2005, Mr. Clark served as President and Chief Executive Officer of HealthMark Partners, Inc, an owner, operator and developer of ASCs and specialty hospitals. From March 1988 to August 1999, he served in various senior management roles, including Chief Executive Officer, of Response Oncology, a provider of cancer services through a series of 55 cancer centers, physicians practice management relationships and clinical trials support services to the pharmaceutical industry. Mr. Clark also had 10 years of experience with two proprietary hospital chains, Humana and American Medical International.

Karen G. Davis—President—Diagnostic Division

Ms. Davis was named President of our diagnostic division on September 1, 2003. Ms. Davis joined us in 1994 after her employer, Diagnostic Health Corporation, was acquired by HealthSouth. During her tenure with us, she has served in various middle and senior management positions in our diagnostic and inpatient divisions, serving as Diagnostic Group Vice President for the Eastern United States from March 1994 to December 1999, as Chief Executive Officer for the HealthSouth Metro West Hospital, located in Birmingham, Alabama from December 1999 to October 2001, as our National Director for Clinical Trials from October 2001 to March 2003, and as a Product Line Manager in our diagnostic division from March 2003 to September 2003.

Gregory L. Doody—Executive Vice President, General Counsel and Secretary

Mr. Doody was named Executive Vice President, General Counsel and Secretary on March 16, 2004. Between September 2003 and March 2004, Mr. Doody served as our interim Corporate Counsel and Secretary. Before joining us, Mr. Doody was a partner at Balch & Bingham LLP, a regional law firm based in Birmingham, Alabama. He joined Balch & Bingham LLP in August 2000 and was a member of the firm’s Financial Services and Transactions section and the Corporate, Tax and Finance section. From 1989 to 1991, Mr. Doody was a manager in the financial reporting department of Schlumberger Limited and was an auditor in the accounting firm now known as PricewaterhouseCoopers LLP from 1987 to 1989.

James C. Foxworthy—Executive Vice President and Chief Administrative Officer

Mr. Foxworthy was named our Executive Vice President and Chief Administrative Officer effective March 1, 2005. From 2003 to 2005, Mr. Foxworthy served as corporate vice president for business transformation at Temple-Inland, a public corporation operating in various industry segments including corrugated packaging, financial services, and manufactured lumber products. From 1998 to 2003, he served as Executive Vice President of Inland Paperboard and Packaging and Group Vice President of Temple-Inland. Prior to Temple-Inland, Mr. Foxworthy spent 18 years with Union Camp Corporation, a leading maker of fine papers and packaging, where he served in a number of human resource roles including division manager of industrial relations.

John Markus—Executive Vice President and Chief Compliance Officer

Mr. Markus was named Executive Vice President and Chief Compliance Officer on February 1, 2004. Mr. Markus has over 13 years experience in the corporate compliance arena, serving as Senior Vice President of

Corporate Compliance with Fresenius Medical Care North America, the nation’s largest provider of renal products and services, from 1999 to January 2004, as Vice President, Corporate Compliance with Oxford Health Plans from 1998 to 1999, and as Executive Vice President with National Health Laboratories, Inc. (now known as Laboratory Corporation of America, Inc.) from 1990 to 1996. In addition to his corporate and business experience, Mr. Markus practiced law in the health care and federal legislative and administrative policy areas with Greenberg, Traurig, Lipoff, Rosen & Quentel from 1996 to 1998 and with Akin, Gump, Strauss, Hauer & Feld from 1980 to 1990, both law firms based in Washington, D.C. with national and international offices.

Diane L. Munson—President—Outpatient Division

Ms. Munson was named President of our outpatient division on March 15, 2004. Prior to joining us, Ms. Munson served as Vice President and General Manager for Beverly Enterprises Inc. from 2002 to 2004, as President and Chief Executive Officer of Fluidsense Inc. from 2001 to 2002, as Senior Vice President Healthcare Services of Inlight, Inc. from 1999 to 2001, as a principal of Heidrick & Struggles, Inc. from 1997 to 1999, and in various senior executive positions with Caremark International, Inc. from 1992 to 1997, and with Baxter International, Inc. from 1978 to 1992.

Michael D. Snow—Executive Vice President and Chief Operating Officer

Mr. Snow was named Executive Vice President and Chief Operating Officer on June 30, 2004. Mr. Snow has over 24 years experience in healthcare business operations, serving most recently as President of HCA’s Gulf Coast Division from 1996 to 2004 and as Chief Operating Officer of Columbia/HCA’s Greater Houston Division from 1995 to 1996. From 1994 to 1995, Mr. Snow served as Chief Executive Officer of Doctors’ Hospital of Jefferson in Metairie, Louisiana, a Tenet Healthcare Corporation facility, and between 1980 and 1994, Mr. Snow served in various management and executive positions with Universal Health Services, Inc. and Humana, Inc., both healthcare providers.

Mark J. Tarr—President—Inpatient Division

Mr. Tarr was named President of our inpatient division on September 27, 2004. Mr. Tarr joined us in 1993, and has held various management positions with us, including serving as a Senior Vice President with responsibility for all inpatient operations in Texas, Louisiana, Arkansas, Oklahoma, and Kansas from 1997 to 2004, as Director of Operations of our 80 bed rehabilitation hospital in Nashville, Tennessee from 1994 to 1997, and as Chief Executive Officer/Administrator of our 70 bed rehabilitation hospital in Vero Beach from 1992 to 1994.

John L. Workman—Executive Vice President and Chief Financial Officer

Mr. Workman was named Executive Vice President and Chief Financial Officer on September 20, 2004. From 1998 to 2004, Mr. Workman served in various management and executive capacities with U.S. Can Company, including serving as its Chief Financial Officer from 1998 to 2002, as its Chief Operating Officer from 2002 to 2003, and as its Chief Executive Officer from 2003 to 2004. Prior to joining U.S. Can Company, Mr. Workman was employed by Montgomery Ward & Company, Inc. for 14 years, where he held several management and executive positions, including General Auditor, Chief Financial Officer, and Chief Restructuring Officer. Mr. Workman began his career in public accounting, and was a partner with the public accounting firm KPMG.

Involvement in Certain Legal Proceedings

From 1999 to 2001, Robert P. May served as Chief Executive Officer and a director of PNV, Inc., an early-stage national telecommunications company which served the transportation marketplace. PNV filed for bankruptcy in 2000 and sold substantially all of its assets in two separate liquidating transactions in 2001.

From 2001 to 2002, Diane L. Munson served as President and Chief Executive Officer of Fluidsense, Inc., a start-up medical device company. Fluidsense filed for bankruptcy in 2002.

In 2000, Yvonne M. Curl served as a director of Winstar Communications, a broadband network and service provider. Winstar filed for bankruptcy in 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of HealthSouth equity securities. Executive officers, directors, and beneficial owners of greater than 10% beneficial owners are required by SEC regulations to provide us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that for the period from January 1, 2002, through December 31, 2004, all of our executive officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except for the following:

•	Bryan P. Marsal and Guy Sansone failed to provide an initial report of ownership on Form 3 at the time they were appointed executive officers of HealthSouth. To our knowledge, neither Mr. Marsal nor Mr. Sansone has filed a Form 3 with the SEC regarding ownership of HealthSouth securities.

•	On January 17, 2000, Larry D. Striplin, Jr., who was at that time a HealthSouth director, filed a Form 5 regarding the acquisition of 60,000 shares of HealthSouth common stock. This transaction should have been reported on Form 4 at the time of acquisition in April 1999. On January 22, 2001, Mr. Striplin, who was at that time a HealthSouth director, filed a Form 5 regarding the acquisition of an option to purchase up to 25,000 shares of HealthSouth common stock and the acquisition of an option to purchase up to 10,000 shares of HealthSouth common stock. These transactions should have been reported on Form 4 at the time of acquisition in January 2000 and May 1999, respectively.

•	In November 1999 and April 2000, Joel C. Gordon gifted a total of 10,663 shares of HealthSouth common stock to family members but did not report those gifts on Form 4 or Form 5. On January 22, 2004, Mr. Gordon filed a Form 4 with the SEC that contained a revised list of his beneficial ownership reflecting the prior gifts.

•	On August 20, 2004, Leo I. Higdon, Jr. filed a Form 4 with the SEC relating to an acquisition of HealthSouth common stock that occurred on August 17, 2004. The form was filed one day late due to technical error.

•	On June 28, 2004, Michael D. Snow filed an application for access codes to file on Edgar. This application was rejected on July 2, 2004, due to a technical error. Mr. Snow re-filed the application and received his Edgar access codes. He filed his Form 4 on July 7, 2004, but as a consequence of the delay relating to the access code application, the form was filed late.

Committees of the Board of Directors

Our board of directors has the following five standing committees: Audit Committee, Compensation Committee, Corporate Compliance Committee, Finance Committee, and Nominating/Corporate Governance Committee.

Audit Committee

The Audit Committee’s purpose is to assist the board of directors in fulfilling its responsibilities with respect to the oversight of the accounting and financial reporting practices of HealthSouth, including oversight of the integrity of our financial statements and compliance with legal and regulatory requirements, the qualifications and independence of our independent registered public accounting firm, and the performance of our internal audit function and our independent registered public accounting firm. The Audit Committee is also charged with preparation of an audit committee report, retention and termination of our independent registered public accounting firm, annual review of the report of our independent registered public accounting firm, and discussion with our independent registered public accounting firm of the audited and quarterly financial statements of HealthSouth and any audit problems or difficulties and management’s response thereto.

Compensation Committee

The Compensation Committee’s purpose is to oversee the development of our compensation objectives and policies and to review and recommend to the board of directors the individual compensation of our executive officers in order to attract and retain high-quality personnel to help ensure our long-term success and the creation of long-term shareholder value.

Corporate Compliance Committee

The Corporate Compliance Committee’s function is to assist our board of directors in fulfilling its fiduciary responsibilities relating to our regulatory compliance activities. The committee is primarily responsible for overseeing, monitoring, and evaluating HealthSouth’s compliance with all of its regulatory obligations other than tax and securities law related obligations.

Finance Committee

The Finance Committee is responsible for assisting our board of directors in the oversight of the use and development of our financial resources, including our financial structure, investment policies and objectives, long-term financial strategy and financial needs, and other matters of a financial and investment nature.

Nominating/Corporate Governance Committee

The purpose of the Nominating/Corporate Governance Committee is to assist our board of directors in fulfilling its duties and responsibilities to us and our stockholders, including the creation of a process to identify and evaluate qualified board candidates, the recommendation of board nominees to be submitted for stockholder vote at each annual meeting and to fill vacancies and newly created positions, the development and recommendation of corporate governance principles applicable to HealthSouth, the periodic review and recommendation of changes in the corporate governance guidelines, and the oversight of the evaluation of our board of directors and management.

Audit Committee Financial Expert

Our Audit Committee currently consists of Edward A. Blechschmidt, Chairman, Steven R. Berrard, and Jon F. Hanson, each of whom is independent (as used in Item 7(d)(3)(iv) of Schedule 14A and using our Corporate Governance Guideline’s definition of independence). Mr. Blechschmidt and Mr. Berrard each qualify as an audit committee financial expert (as defined in Item 401(h) of Regulation S-K).

Code of Ethics

We have adopted Standards of Business Conduct (our “code of ethics”) that applies to all employees, directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a copy of our code of ethics on our website at www.healthsouth.com. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests for a copy may be made in writing to Corporate Compliance Office, HealthSouth Corporation, P.O. Box 380243, Birmingham, Alabama 35238.

Item 11.	Executive Compensation

Executive Compensation—General

Summary Compensation Table

The following tables furnish, for the periods stated, compensation information concerning our current, interim, and former “named executive officers,” which definition includes each person who served as our chief executive officer during those periods, as well as our next four most highly compensated executive officers serving on December 31 of each period and up to two additional executive officers who would have otherwise qualified had they not left HealthSouth prior to December 31 of such period.

Current and Interim Named Executive Officers

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(4)	Restricted Stock Awards ($)(5)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)(6)
Jay Grinney President and Chief Executive Officer	2004	571,154	—	—	521,000	1,000,000	—	50,775

Michael D. Snow Chief Operating Officer	2004	294,735	100,000	—	450,000	105,000	—	266,647

John L. Workman Executive Vice President and Chief Financial Officer	2004	127,173	75,000	—	138,875	55,000	—	11,600

John Markus Executive Vice President and Chief Compliance Officer	2004	327,452	70,000	—	132,000	65,000	—	232,887

Gregory L. Doody(1) Executive Vice President, General Counsel and Secretary	2004 2003	275,961 —	— —	— —	118,500 —	65,000 —	— —	277 —

Robert P. May(2) Interim Chief Executive Officer	2004 2003 2002	— — —	— — —	198,645 364,739 —	50,002 — —	— 25,000 25,000	— — —	— — —

Joel C. Gordon(3) Interim Chairman of the Board	2004 2003 2002 2001 2000	347,197 422,467 250,000 250,000 250,000	— — — — —	600,000 600,000 600,000 600,000 850,000	50,002 — — — —	— 25,000 25,000 25,000 25,000	— — — — —	4,497 2,938 4,944 951 —

(1)	We named Mr. Doody interim Corporate Counsel and Secretary in September 2003. He served in that role until March 15, 2004, when we named him Executive Vice President, General Counsel and Secretary. While interim Corporate Counsel and Secretary, Mr. Doody was not a HealthSouth employee but remained a partner of his law firm, Balch & Bingham LLP, devoting substantially all of his time to us as interim Corporate Counsel and Secretary.
(2)	We named Mr. May interim Chief Executive Officer on March 19, 2003. He served in that role until May 10, 2004, when we named Mr. Grinney our President and Chief Executive Officer. The amounts shown as other annual compensation to Mr. May comprise payments of $40,000 per month made to RPM Systems while Mr. May was interim Chief Executive Officer, the primary purpose of which was to compensate Mr. May for his services. We made additional payments to RPM Systems that are not reflected in the above table, the primary purpose of which was to compensate Mr. May for his participation in various board and committee meetings. See this Item, “Compensation of Directors” for information about director compensation.
(3)

We named Mr. Gordon interim Chairman of the Board on March 19, 2003. He served in that capacity until June 30, 2004, when we named him Chairman Emeritus. In connection with the merger between HealthSouth and Surgical Care Affiliates, Inc., we entered into a non-competition agreement and a consulting agreement with Mr. Gordon. Pursuant to the non-competition agreement, we agreed to pay Mr. Gordon an aggregate of $7,250,000 in 10 annual installments, beginning on June 15, 1996 and ending on June 15, 2006, comprised of five payments of $850,000 and five payments of $600,000. Pursuant to the consulting agreement, we agreed to pay Mr. Gordon an annual consulting fee of not less than $250,000 and to allow him to participate in any benefit plans generally available to HealthSouth executives. The consulting agreement, which originally expired on January 16, 2001, was amended on March 1, 2000 to extend the expiration date to January 16, 2006. The amounts shown as salary in the above table comprise payments made to Mr. Gordon under the consulting agreement, which payments were increased to $40,000 per month while he was interim Chairman of the Board. In 2003, a portion of these payments were deferred under a deferred compensation agreement between Mr. Gordon and HealthSouth. All amounts deferred during 2003 were paid by December 31, 2003. The amounts shown as other annual compensation in the above table comprise payments made under the non-competition agreement. We made additional payments to Mr. Gordon, not reflected in the table above, to compensate him for participation in various board and committee meetings. See this Item, “Compensation of Directors” for information about director compensation. In addition, since 2001 we have provided Mr. Gordon with an office in Nashville, Tennessee, at a cost of $4,050 per month.

(4)	Perquisites and other personal benefits did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus for the named current or interim executive officer for each year covered.
(5)	The amounts shown in this column are based on the closing market price of our common stock on the date the restricted shares were granted. Except for grants made to Messrs. May and Gordon, all grants of restricted stock were made under our 1998 Restricted Stock Plan, and vest on the third anniversary of the effective date of the award if the executive is still employed by us. We granted 8,432 shares of restricted stock to Mr. May and 8,432 shares of restricted stock to Mr. Gordon under our 2004 Director Incentive Plan, which vest in three equal annual installments beginning on December 31 of the year in which the awards were made. As of December 31, 2004, the aggregate number and value (based on the closing price of our common stock on December 31, 2004) of shares of restricted stock held by the current and interim executive officers was as follows: Mr. Grinney—100,000 shares ($628,000), Mr. Snow—75,000 shares ($471,000), Mr. Workman—27,500 shares ($172,700), Mr. Markus—30,000 shares ($188,400), Mr. Doody—30,000 shares ($188,400), Mr. May—8,432 shares ($52,953), and Mr. Gordon—8,432 shares ($52,953). Although we have never paid dividends on our common stock, our restricted stock and common stock are treated the same for the purpose of calculating dividends.
(6)	For the year ended December 31, 2004, all other compensation consists of (a) company matching contributions to our Retirement Investment Plan (401(k)) in the following amount: Mr. Grinney—$623; (b) company paid premiums for group term life insurance in the following amounts: Mr. Grinney—$764, Mr. Workman—$316, Mr. Markus—$764, Mr. Doody—$277, and Mr. Gordon—$4,497; (c) company relocation assistance payments in the following amounts: Mr. Grinney—$32,518, Mr. Snow—$266,647, Mr. Workman—$11,284, and Mr. Markus—$232,123; and (d) company paid premiums for long-term disability insurance in the following amount: Mr. Grinney—$16,870.
For the years ended December 31, 2003, 2002, and 2001, all other compensation consists of company paid premiums for group term life insurance to Mr. Gordon.

Bryan P. Marsal served as Chief Restructuring Officer from March 24, 2003 until May 7, 2004, and Guy Sansone served as our interim Chief Financial Officer from March 24, 2003 until September 19, 2004. During that time, both Mr. Marsal and Mr. Sansone remained Managing Directors of Alvarez & Marsal, Inc., and both continued to be paid directly by that company, although we paid Alvarez & Marsal, Inc. for certain restructuring services. Neither Mr. Marsal nor Mr. Sansone received any options, equity, or other compensation of any kind from us.

Former Named Executive Officers

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)(1)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)(2)
Richard M. Scrushy(3) Former Chairman and Chief Executive Officer	2003 2002 2001 2000	— 1,171,154 1,500,000 1,200,000	— 11,800,000 8,900,000 2,400,000	— — — —	— — — —	700,000 1,000,000 1,200,000 800,000	— — — —	— 60,731 112,189 55,870

William T. Owens Former Executive Vice President and Chief Financial Officer; former President and Chief Executive Officer	2003 2002 2001 2000	276,923 919,230 500,001 384,616	150,000 2,200,000 1,500,000 —	— — — —	— — — —	200,000 400,000 400,000 75,000	— — — —	187 2,232 2,114 1,894

Patrick A. Foster Former President—Inpatient Services Division	2004 2003 2002 2001 2000	393,566 418,385 488,462 334,400 354,401	— — 600,000 500,000 —	— — — — —	132,000 — — — —	55,000 200,000 100,000 150,000 60,000	— — — — —	3,331 3,354 4,934 4,923 8,902

Larry D. Taylor Former President—Surgery Centers Division	2004 2003 2002 2001 2000	362,061 418,385 488,462 450,000 352,024	— — 600,000 500,000 —	— — — — —	132,000 — — — —	55,000 200,000 100,000 150,000 30,000	— — — — —	2,134 2,107 3,634 3,469 3,035

William W. Horton Former Executive Vice President and Corporate Counsel	2003 2002 2001 2000	272,885 328,846 300,000 315,000	— 150,000 100,000 —	— — — —	— — — —	100,000 40,000 85,000 50,000	— — — —	1,718 3,180 2,839 2,759

Thomas W. Carman Former Executive Vice President—Corporate Development	2003 2002 2001 2000	294,600 388,846 360,000 375,000	— 250,000 75,000 —	— — — —	— — — —	100,000 30,000 80,000 20,000	— — — —	1,876 2,826 2,710 2,350

Daniel J. Riviere Former President—Ambulatory Services Division	2003 2002 2001 2000	297,250 325,305 260,260 217,260	— 150,000 80,000 75,000	— — — —	— — — —	200,000 29,000 30,000 30,000	— — — —	1,661 3,298 3,036 2,890

Weston L. Smith Former Executive Vice President and Chief Financial Officer	2002 2001 2000	324,038 284,808 229,712	400,000 100,000 75,000	— — —	— — —	124,000 110,000 25,000	— — —	2,745 2,345 1,167

Malcolm E. McVay Former Executive Vice President and Chief Financial Officer	2002 2001 2000	320,769 235,692 197,660	175,000 100,000 85,000	— — —	— — —	30,000 60,000 50,000	— — —	3,045 2,823 159

(1)	The amounts shown in this column are based on the closing market price of our common stock on the date the restricted shares were granted. Mr. Foster voluntarily resigned and Mr. Taylor’s employment was terminated prior to lapse of the restrictions on their restricted stock and therefore we have cancelled both restricted stock awards pursuant to the terms of our 1998 Restricted Stock Plan.
(2)	For the year ended December 31, 2004, all other compensation consists of (a) company matching contributions to our Retirement Investment Plan (401(k)) in the following amounts: Mr. Foster—$1,566 and Mr. Taylor—$1,566; and (b) company paid premiums for group term life insurance in the following amounts: Mr. Foster—$1,765 and Mr. Taylor—$568.
For the year ended December 31, 2003, all other compensation consists of (a) company matching contributions to our Retirement Investment Plan (401(k)) in the following amounts: Mr. Foster—$1,453, Mr. Taylor—$1,444, Mr. Horton—$1,447, Mr. Carman—$1,206, and Mr. Riviere—$1,357; and (b) company paid premiums for group term life insurance in the following amounts: Mr. Owens—$187, Mr. Foster—$1,901, Mr. Taylor—$663, Mr. Horton—$271, Mr. Carman—$670, and Mr. Riviere—$304.

For the year ended December 31, 2002, all other compensation consists of (a) company matching contributions to our Retirement Investment Plan (401(k)) in the following amounts: Mr. Scrushy—$1,200, Mr. Foster—$1,450, Mr. Taylor—$1,426, Mr. Horton—$1,499, Mr. Carman—$1,294, Mr. Riviere—$1,401, Mr. Smith—$1,353, and Mr. McVay—$1,650; (b) company paid premiums for group term life insurance in the following amounts: Mr. Scrushy—$1,003, Mr. Owens—$540, Mr. Foster—$2,262, Mr. Taylor—$526, Mr. Horton—$335, Mr. Carman—$935, Mr. Riviere—$316, Mr. Smith—$329, and Mr. McVay—$314; and (c) the value of the benefit of the remainder of the premium paid under our split dollar life insurance program in the following amounts: Mr. Scrushy—$58,528, Mr. Owens—$1,692, Mr. Foster—$1,222, Mr. Taylor—$1,682, Mr. Horton—$1,346, Mr. Carman—$597, Mr. Riviere—$1,581, Mr. Smith—$1,063, and Mr. McVay—$1,081.
For the year ended December 31, 2001, all other compensation consists of (a) company matching contributions to our Retirement Investment Plan (401(k)) in the following amounts: Mr. Scrushy—$1,020, Mr. Foster—$1,400, Mr. Taylor—$1,393, Mr. Horton—$1,269, Mr. Carman—$1,059, Mr. Riviere—$1,260, Mr. Smith—$1,053, and Mr. McVay—$1,575; (b) company paid premiums for group term life insurance in the following amounts: Mr. Scrushy—$810, Mr. Owens—$531, Mr. Foster—$2,032, Mr. Taylor—$473, Mr. Horton—$297, Mr. Carman—$848, Mr. Riviere—$248, Mr. Smith—$270, and Mr. McVay—$187; (c) the value of the benefit of the remainder of the premium paid under our split dollar life insurance program in the following amounts: Mr. Scrushy—$60,359, Mr. Owens—$1,583, Mr. Foster—$1,491, Mr. Taylor—$1,603, Mr. Horton—$1,272, Mr. Carman—$803, Mr. Riviere—$1,528, Mr. Smith—$1,022, and Mr. McVay—$1,061; and (d) $50,000 paid to Mr. Scrushy for which we cannot find any supporting expense or other documentation.
For the year ended December 31, 2000, all other compensation consists of (a) company matching contributions to our Retirement Investment Plan (401(k)) in the following amounts: Mr. Scrushy—$1,020, Mr. Foster—$1,260, Mr. Taylor—$1,262, Mr. Horton—$1,271, Mr. Carman—$1,050, Mr. Riviere—$1,262, and Mr. Smith—$1,061; (b) company paid premiums for group term life insurance in the following amounts: Mr. Scrushy—$810, Mr. Owens—$401, Mr. Foster—$883, Mr. Taylor—$271, Mr. Horton—$258, Mr. Carman—$495, Mr. Riviere—$200, Mr. Smith—$215, and Mr. McVay—$159; and (c) the value of the benefit of the remainder of the premium paid under our split dollar life insurance program in the following amounts: Mr. Scrushy—$54,040, Mr. Owens—$1,493, Mr. Foster—$759, Mr. Taylor—$1,502, Mr. Horton—$1,230, Mr. Carman—$805, Mr. Riviere—$1,428, and Mr. Smith—$952.
(3)	Effective October 20, 2002, Mr. Scrushy voluntarily suspended his salary and target bonus.

Stock Option Grants

The following tables identify all stock option grants made to our current, interim, and former named executive officers during the years ended December 31, 2004, 2003, and 2002.

Current and Interim Named Executive Officers

		Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
		Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year		Exercise or Base Price ($/Sh)	Expiration Date
Name	Year						5% ($)	10% ($)
Jay Grinney	2004	1,000,000	12.86%		5.21	5/8/2014	3,276,541	8,303,398

Michael D. Snow	2004	105,000	1.35%		6.00	6/30/2014	396,204	1,004,058

John L. Workman	2004	55,000	0.71%		5.05	9/20/2014	174,675	442,662

John Markus	2004	65,000	0.84%		4.40	3/5/2014	179,864	455,810

Gregory L. Doody	2004	65,000	0.84%		3.95	3/15/2014	161,469	409,193

Robert P. May(2)	2003 2002	25,000 25,000	0.62 0.47	% %	4.63 3.70	1/2/2013 9/24/2012	72,795 58,173	184,476 147,421

Joel C. Gordon(2)	2003 2002	25,000 25,000	0.62 0.47	% %	4.63 14.90	1/2/2013 1/2/2012	72,795 234,263	184,476 593,669

(1)	The potential realizable value portion of the foregoing table represents a hypothetical value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the common stock over the term of the options, based on the fair market value of the common stock at the time the options were awarded. The amounts do not take into account provisions of the options relating to vesting, nontransferability, or termination of the option following termination of employment. In addition, because of the valuation model being used (value based on an assumed rate of return over time), options with higher exercise prices, such as Mr. Gordon’s 2002 options, appear to have a significant current value when in fact they have little or no actual current value.
(2)	These grants were received while a director and not an executive officer.

Former Named Executive Officers

		Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
		Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year		Exercise or Base Price ($/Sh)	Expiration Date
Name	Year						5% ($)	10% ($)
Richard M. Scrushy	2003 2002	700,000 1,000,000	17.30 18.68	% %	3.60 10.90	3/11/2013 2/4/2012	1,584,814 6,854,951	4,016,231 17,371,793

William T. Owens	2003 2002	200,000 400,000	4.94 7.47	% %	3.60 10.90	3/11/2013 2/4/2012	452,804 2,741,981	1,147,495 6,984,717

Patrick A. Foster	2004 2003 2002	55,000 200,000 100,000	0.71 4.94 1.87	% % %	4.40 3.60 10.90	3/5/2014 3/11/2013 2/4/2012	152,193 452,804 685,495	385,686 1,147,495 1,737,179

Larry D. Taylor	2004 2003 2002	55,000 200,000 100,000	0.71 4.94 1.87	% % %	4.40 3.60 10.90	3/5/2014 3/11/2013 2/4/2012	152,193 452,804 685,495	385,686 1,147,495 1,737,179

William W. Horton	2003 2002	100,000 400,000	2.47 7.47	% %	3.60 10.90	3/11/2013 2/4/2012	226,402 2,741,981	573,747 6,948,717

Thomas W. Carman	2003 2002	100,000 30,000	2.47 0.56	% %	3.60 10.90	3/11/2013 2/4/2012	226,402 205,649	573,747 521,154

Daniel J. Riviere	2003 2002	200,000 29,000	4.94 0.54	% %	3.60 10.90	3/11/2013 2/4/2012	452,804 198,794	1,147,495 503,782

Weston L. Smith	2002 2002	24,000 100,000	0.45 1.87	% %	4.28 10.90	12/12/2012 2/4/2012	64,600 685,495	163,709 1,737,179

Malcolm E. McVay	2002	30,000	0.56%		10.90	2/4/2012	205,649	521,154

(1)	The options listed in the above table have all been cancelled, and therefore have no actual value as of the date of this filing. We include this information only because the options were in effect during the periods covered by this filing.

Aggregated Stock Option Exercises

The following tables set forth information concerning options exercised by our current, interim, and former named executive officers during the years ended December 31, 2004, 2003, and 2002, as well as information concerning unexercised options held by them.

Current and Interim Named Executive Officers

Name	Year	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Options at Fiscal Year End (#)		Value of Unexercised In-The-Money Options at Fiscal Year End ($)
				Exercisable	Unexercisable	Exercisable	Unexercisable
Jay Grinney	2004	—	—	—	1,000,000	—	1,070,000

Michael D. Snow	2004	—	—	—	105,000	—	29,400

John L. Workman	2004	—	—	—	55,000	—	67,650

John Markus	2004	—	—	—	65,000	—	122,200

Gregory L. Doody	2004 2003	— —	— —	— —	65,000 —	— —	151,450 —

Robert P. May	2004 2003	— —	— —	50,000 50,000	— —	105,750 22,475	— —

Joel C. Gordon	2004 2003	— —	— —	300,000 358,630	— —	67,000 —	— —

Former Named Executive Officers

Name	Year	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Options at Fiscal Year End (#)		Value of Unexercised In-The-Money Options at Fiscal Year End(1) ($)
				Exercisable	Unexercisable	Exercisable	Unexercisable
Richard M. Scrushy	2003 2002	1,084,000 2,275,360	1,298,090 23,362,259	— 10,350,000	— —	— —	— —

William T. Owens	2003 2002	— —	— —	— 1,312,500	— —	— —	— —

Patrick A. Foster	2004 2003 2002	— — —	— — —	— 763,800 563,800	— — —	— 198,000 —	— — —

Larry D. Taylor	2004 2003 2002	— — —	— — —	— 744,666 611,416	— 198,000 18,750	— 7,500 44,890	— — —

William W. Horton	2003 2002	— —	— —	695,000 595,000	— —	99,000 —	— —

Thomas W. Carman	2003 2002	— 100,000	— 1,064,075	780,000 760,000	— —	99,000 33,400	— —

Daniel J. Riviere	2003 2002	200,000 —	182,500 —	— 75,875	— 80,250	— —	— —

Weston L. Smith	2002	—	—	321,083	36,500	—	—

Malcolm E. McVay	2002	—	—	140,000	—	—	—

(1)	The options listed in the above table have all been cancelled, and therefore have no actual value as of the date of this filing. We include this information only because the options were in effect during the periods covered by this filing.

Compensation of Directors

General

Our directors receive an annual cash retainer of $45,000 plus $2,000 per board of directors or Special Committee meeting attended in person, $1,000 per meeting attended by telephone, and $1,000 per committee meeting attended. The chairman of the board receives an additional $100,000 per year. The chair of the Audit Committee receives an additional $25,000 per year, the chair of the Compensation Committee receives an additional $15,000 per year, and the chairs of the Corporate Compliance Committee and the Nominating/Corporate Governance Committee each receive an additional $10,000 per year.

Pursuant to the 2004 Director Incentive Plan, each non-employee member of the Special Committee of the board of directors will receive on the date of initial election or appointment a grant of restricted stock valued on the date of grant at $50,000 if granted during the first quarter, $37,500 if granted during the second quarter, $25,000 if granted during the third quarter, and no grant in the fourth quarter. In addition, each member of the Special Committee of the board of directors serving on January 1 in each year will receive a grant of restricted stock valued at $50,000 on the date of grant.

All shares of restricted stock granted under our 2004 Director Incentive Plan are subject to annual vesting over a three year period. Any unvested shares are forfeited if the holder ceases to be a member of the board of directors, except in the case of death, disability, or retirement and the holder held such restricted stock for a period of at least 12 months.

Charles M. Elson Consulting Agreement

Prior to becoming a director of HealthSouth, Charles M. Elson served as one of four advisors to the Nominating/Corporate Governance Committee of our board of directors from January 27, 2003 through June 2003. Mr. Elson received payments and reimbursements of expenses totaling approximately $42,000 from us in connection with that engagement.

Employment Contracts and Termination and Change-in-Control Arrangements

Employment Agreement of Jay Grinney

On May 3, 2004, we entered into an employment agreement with Mr. Jay Grinney pursuant to which he was employed as President and Chief Executive Officer. Pursuant to the terms of the employment agreement, Mr. Grinney will receive an annual base salary of $900,000, subject to annual adjustments as determined by the Compensation Committee, and an annual bonus based on both the performance of HealthSouth and his personal performance. He also received reimbursement of certain costs of relocating to Birmingham, Alabama, and will be entitled to participate in and receive benefits under certain insurance, benefit, and perquisite plans as may be in effect from time to time on such terms as are offered to other similarly-situated officers of HealthSouth. Such plans include but are not limited to vacation, medical, life insurance, 401(k), disability insurance, pension (qualified and non-qualified), ESOP, profit sharing, and incentive and equity compensation plans.

Under the employment agreement, we granted to Mr. Grinney 100,000 shares of restricted stock pursuant to our 1998 Restricted Stock Plan which will vest on the third anniversary date of the commencement of his employment, provided Mr. Grinney is employed by us on such date. We also granted Mr. Grinney an option to purchase an aggregate of 1,000,000 shares of common stock pursuant to our 1995 Stock Option Plan with a per share exercise price of the shares underlying the option equal to the last reported sales price for a share of common stock on the date of commencement of his employment, as quoted by brokers and dealers trading in the shares in the over-the-counter market. The option will vest and become exercisable with respect to one-third of the shares on each of the first three anniversaries of Mr. Grinney’s employment commencement date, provided that he is employed by us on each such date. The employment agreement also provides that Mr. Grinney shall be entitled to participate in the ongoing and other long-term awards and programs on the same basis as other similarly-situated HealthSouth executives.

The employment agreement is effective for a term of three years following its commencement date and will renew for successive one-year terms if not terminated by either party within 90 days of the scheduled date of termination. If the employment agreement is terminated by us without cause or by Mr. Grinney for good reason, Mr. Grinney shall be entitled to receive (a) payment of any salary and bonus due as of the date of termination as well as payments of other amounts or benefits due to Mr. Grinney as of the date of termination or such longer period as provided under certain benefit plans of HealthSouth, (b) continued participation in certain benefit and entitlement plans for a period of no less than 24 months, (c) immediate vesting of any unvested portion of (A) the restricted stock award, and (B) the option grant, with continued exercisability of the outstanding portion for a period of 12 months thereafter, and (d) certain severance payments and benefits, including an amount equal to no less than 24 months of Mr. Grinney’s salary. The employment agreement provides certain change in control provisions pursuant to which, under certain circumstances, all outstanding options to acquire shares granted to Mr. Grinney shall immediately vest and become exercisable and all other equity related awards granted to him shall immediately vest and restrictions thereon shall immediately lapse.

If the employment agreement is terminated by us for cause or by Mr. Grinney without good reason, Mr. Grinney will receive (a) an amount equal to his salary through the date of termination, (b) any restricted stock awards that have fully vested, (c) any portion of the option grant that has vested and is then outstanding (which shall remain exercisable for a period of three months thereafter), and (d) any other benefits or entitlements due as of the date of termination.

In the event of termination as a result of death or disability, Mr. Grinney or his representatives will receive payment of a sum equal to his salary through the end of the month in which termination occurs, a pro-rata portion of the target annual bonus and certain other payments or awards due as of the date of termination, including continued full vesting of the restricted stock award, participation in certain benefit and entitlement plans for a period of no less than 12 months and payments of other amounts or benefits due to Mr. Grinney as of the date of termination, provided, however that (A) in the event of death, any unvested portion of the option award shall vest in full with continued exercisability for a 12 month period, and (B) in the event of disability, the unvested portion of the option grant shall be immediately forfeited and the vested outstanding portion of the option grant shall remain exercisable for a period of three months following termination.

The employment agreement also contains certain (a) non-competition provisions which are effective throughout the term of Mr. Grinney’s employment and for a period of 24 months thereafter unless termination is for cause or as a result of disability, in which case such provisions shall remain in effect for a period of 12 months, and (b) non-interference and non-solicitation provisions which are effective throughout the term of Mr. Grinney’s employment and for a period of 36 months thereafter.

For purposes of Mr. Grinney’s agreement, “cause” means Mr. Grinney’s (a) act of fraud, misappropriation, or embezzlement respecting HealthSouth, (b) indictment for, conviction of, or plea of guilt or no contest to any felony, (c) engaging in willful gross neglect or willful gross misconduct resulting in material harm to HealthSouth, (d) suspension or debarment from participation in any federal or state health care program under certain circumstances; (e) violation of certain of the securities laws, (f) failure to comply with valid and legal directives of the board of directors, or (g) material breaches of certain provisions of his agreement.

“Good reason” means, among other things, Mr. Grinney’s annual base salary or bonus opportunity is reduced or his position, duties, and authority are diminished or certain other obligations of HealthSouth to Mr. Grinney are not fulfilled.

A “change of control” of HealthSouth occurs when any person or “group” as defined in SEC rules (a) becomes the beneficial owner of HealthSouth securities having 50% or more of the combined voting power of

HealthSouth that may be cast in the election of directors, (b) as a result of certain transactions such as a tender offer or merger the holders of securities entitled to vote in the election of our directors immediately prior to such transaction constitute, following such transaction, less than a majority of the combined voting power of the surviving entity entitled to vote in the election of directors or (c) we sell, transfer, or lease all or substantially all of our assets, including our subsidiaries.

Employment Agreements of Other Named Executive Officers

We have also entered into employment agreements with the following executive officers effective as of the dates indicated: Michael D. Snow, Executive Vice President and Chief Operating Officer (June 30, 2004), John L. Workman, Executive Vice President and Chief Financial Officer (September 3, 2004), John Markus, Executive Vice President and Chief Compliance Officer (March 15, 2004), and Gregory L. Doody, Executive Vice President, General Counsel, and Secretary (March 15, 2004).

Each agreement provides that the officer will be paid a designated annual base salary and an annual bonus based on both the performance of HealthSouth and the officer’s personal performance. The annual base salaries are $600,000 for Mr. Snow, $475,000 for Mr. Workman, $363,000 for Mr. Markus, and $350,000 for Mr. Doody. The agreements for Messrs. Snow, Workman, and Markus provide for reimbursement of the costs of relocating to Birmingham and signing bonuses of $100,000, $75,000, and $70,000, respectively.

The agreements for Messrs. Snow and Workman state that 75,000 shares of restricted stock under HealthSouth’s 1998 Restricted Stock Plan vesting on June 30, 2007, will be granted to Mr. Snow and 27,500 shares of restricted stock under such plan vesting on September 20, 2007 will be granted to Mr. Workman. Mr. Snow will also receive 105,000 shares of common stock under the 1998 Stock Option Plan and Mr. Workman will receive 55,000 shares under such plan. The exercise price of such options is market price as the date of grant and such options vest and become exercisable with respect to one-third of the shares on each of the first three anniversaries of the date of grant, provided such persons are employed by us on each date of vesting.

All of the agreements provide for three year terms, except Mr. Workman’s agreement renews for successive one-year terms unless terminated by either party on 90 days notice. If any agreement is terminated by us without cause, by the officer for good reason, or within 60 days following a change of control of HealthSouth, or by either party as a result of death or disability, the officer shall be entitled to receive certain benefits and severance payments. The severance payments due under these agreements include the executive’s base salary and certain health benefits for a period of 24 months following termination except for Mr. Markus, in which case the amount of the severance payments equals the base salary due for the number of months remaining in the agreement. The severance payment is equal to three months’ base salary in the case of death of an officer, and payments due to disability are generally to be paid based upon the term remaining in the agreement and the date the officer is eligible for disability payments under HealthSouth’s disability policy. The agreements allow the officer to receive reimbursement of certain relocation expenses in the case of Messrs. Snow, Markus, and Workman. In addition, the agreements for Messrs. Snow, Workman, and Doody provide for automatic vesting of restricted stock upon a change in control of HealthSouth.

If any agreement is terminated by us for cause or by the officer without good reason, the officer will receive any salary, bonus, or other payments due as of the date of termination, including any vested stock options and benefits to which the officer is entitled. Each agreement also contains certain non-competition and, in some cases, non-disclosure, provisions effective for certain periods after the officer’s employment terminates. For purposes of these agreements, the terms “cause,” “good reason,” and “change of control” are defined in ways substantially the same as the meanings given to such terms in Mr. Grinney’s agreement, as described for Mr. Grinney above, except that “good reason” is defined more narrowly to limit “good reason” primarily to breaches of the compensation, bonus, and benefit provisions of the agreement applicable to the officer.

Restricted Stock Agreements

On March 1, 2005, we granted 26,270 shares of restricted common stock to both Robert P. May and Joel C. Gordon pursuant to individual restricted stock agreements. Each restricted stock agreement provides that, until “vested,” the shares of restricted stock shall be forfeited to us if the recipient ceases to be a member of the board of directors, except in the case of his death, disability, or mandatory retirement, or if certain “change in control events occur. The shares are scheduled to vest in equal annual installments over a three year period, beginning on March 1, 2006. Effective May 10, 2005, Joel C. Gordon retired from service as a member of our board of directors pursuant to our mandatory director retirement policy. Consequently, the 26,270 shares of restricted stock granted to him vested and all restrictions upon transfer applicable to those shares terminated.

Deferred Compensation Plan

In 1997, our board of directors adopted an Executive Deferred Compensation Plan, which was suspended indefinitely on March 21, 2003. The plan allowed senior management personnel to elect, on an annual basis, to defer receipt of up to 50% of their base salary and up to 100% of their annual bonus, if any (but not less than an aggregate of $2,400 per year), for a minimum of five years from the date such compensation would otherwise have been received. We hold amounts deferred pursuant to a “rabbi trust” arrangement, and amounts deferred are credited with earnings at an annual rate equal to the Moody’s Average Corporate Bond Yield Index (the “Moody’s Rate”), as adjusted from time to time, or the Moody’s Rate plus 2% if a participant’s employment is terminated by reason of retirement, disability, or death or within 24 months of a change in control of HealthSouth. Amounts deferred may be withdrawn upon retirement, termination of employment, or death, upon a showing of financial hardship, or voluntarily with certain penalties.

Retirement Investment Plan

Effective January 1, 1990, we adopted the HealthSouth Retirement Investment Plan (the “401(k) Plan”), a retirement plan intended to qualify under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is open to all of our full-time and part-time employees who are over the age of 21, have one full year of service with HealthSouth and have at least 1,000 hours of service in the year in which they enter the 401(k) Plan. Eligible employees may elect to participate in the Plan on the first day of the month following 90 days of employment.

Under the 401(k) Plan, participants may elect to defer up to 15% of their annual compensation (subject to nondiscrimination rules under the Internal Revenue Code). The deferred amounts may be invested among various investment vehicles, which do not include HealthSouth common stock, managed by unrelated third parties. We will match a minimum of 15% of the amount deferred by each participant, up to 4% of such participant’s total compensation, with the matched amount also directed by the participant. For additional information, see Note 16, Employee Benefit Plans, to our accompanying consolidated financial statements.

Management Bonus Program

In 2004, we adopted the 2004 Senior Management Bonus Program to reward senior management for performance based on a combination of corporate goals, divisional or regional goals, and individual goals. The corporate goals are dependant upon HealthSouth meeting a pre-determined financial goal set at the beginning of each year. The divisional or regional goals are determined in accordance with the specific plans agreed upon within the divisions. The individual goals, which are weighted according to importance and include some objectives common to all eligible persons, are determined between each participant and his or her immediate supervisor. The program applies to persons who join HealthSouth in, or are promoted to, senior management positions. We adopted a similar bonus program in 2005.

1999 Executive Equity Loan Plan

In May 1999, we established the 1999 Executive Equity Loan Plan for our executives and other key employees. Under the loan plan, certain employees borrowed $39.3 million to purchase a total of 6,771,761 shares of HealthSouth common stock. That total includes a $25.2 million loan to Richard M. Scrushy made on September 10, 1999, which he used to purchase 4,362,297 shares of our common stock. We have discontinued the loan plan.

As of December 31, 2004, the following loans made under the loan plan remained outstanding: Richard M. Scrushy ($13.7 million), David Fuller ($118,552), Larry D. Taylor ($116,180), and Daniel J. Riviere ($1.19 million). Mr. Scrushy has defaulted on his loan and is in violation of a December 22, 2003 court order requiring him to repay certain amounts relating to the loan plus interest. Mr. Riviere is in default on his loan, and we have filed a collection action against him. For additional information about the loan plan in general and Mr. Scrushy’s loan in particular, see Note 12, Shareholders’ Equity, to our accompanying consolidated financial statements. For additional information about Mr. Riviere’s loan, see Item 3, Legal Proceedings, and Note 23, Contingencies and Other Commitments, to our accompanying consolidated financial statements.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our board of directors currently comprises Leo I. Higdon, Jr., Chairman, Yvonne M. Curl, and Robert P. May. None of the members of our Compensation Committee is an officer or employee of HealthSouth. Other than Robert P. May, who served as our interim Chief Executive Officer from March 19, 2003 to March 10, 2004, none of the members of our Compensation Committee has ever been an officer of HealthSouth or any of its subsidiaries. None of our current executive officers serves or has served as a member of the board of directors or compensation committee of any other company that had one or more executive officers serving as a member of our board of directors or Compensation Committee.

Board Compensation Committee Report on Executive Compensation

The following report is from the Compensation Committee of our board of directors as currently composed. We cannot provide a Compensation Committee report for the years ended December 31, 2002 and 2003, which are the annual reporting periods covered by this annual report, because the members of the Compensation Committee for those periods are no longer members of our board of directors and no report was produced by the Compensation Committee during those years.

Purpose and Composition

Our board of directors created the Compensation Committee to oversee the development of our compensation objectives and policies and to review and recommend to the board of directors the individual compensation of our executive officers in order to attract and retain high-quality personnel to help ensure our long-term success and the creation of long-term shareholder value. The Compensation Committee Charter can be found on our website at www.healthsouth.com. The Compensation Committee is comprised of three independent directors each of whom qualifies as an “independent director” under our Corporate Governance Guidelines.

Compensation Philosophy and Practice

Our compensation philosophy is to provide employees with a distinctive overall compensation package and the opportunity for outstanding performers to earn very competitive compensation over the long-term through a pay-for-performance approach. The key objectives of our executive compensation programs are to attract, motivate, and retain executives who will drive HealthSouth’s success and industry leadership.

Our compensation program is designed to provide executives with competitive compensation that maintains a balance between cash and stock compensation and provides a significant portion of total compensation at risk, tied both to annual and long-term performance of HealthSouth as well as to the creation of shareholder value.

Components of Executive Compensation

The compensation program for executive officers consists of cash and stock-based incentive components. The cash component includes base salary and any bonus award earned for the fiscal year’s performance. Our cash compensation policies provide a base salary that is consistent with industry pay levels and offer bonuses that reward superior performance. Executives have the opportunity to earn an annual bonus equal to a maximum percentage of his or her base salary based upon individually established performance goals that are determined by that individual’s performance as compared to objectives for the year and HealthSouth’s performance as determined by the achievement of certain EBITDA targets. The total compensation at risk for executives and other senior management officers increases with responsibility.

Under the stock-based incentives component of our compensation program, we grant both stock options and restricted stock to our executives. The Compensation Committee believes that stock option and restricted stock grants provide an equity incentive that focuses executive attention on managing the business effectively and ensuring that operational decisions are based on long-term considerations that benefit HealthSouth and its shareholders.

The compensation program does not include any fringe benefits or other benefits not available to employees of the company generally.

Determination of Executive Pay Levels

To determine executive compensation levels, we engage several nationally recognized compensation consultants and we participate in several executive compensation benchmarking surveys that provide summarized data on levels of base salary, target annual incentives, and stock-based and other long-term incentives. These surveys also provide benchmark information on compensation practices such as the prevalence of types of compensation plans and the proportion of the types of pay components as part of the total compensation package. These surveys are supplemented by other publicly available information and input from our compensation consultants on other factors such as recent market trends. The comparison group includes a range of leading health care companies with whom HealthSouth competes for executive talent.

Determination of Stock-Based Awards

As described above, during fiscal year 2004, our compensation and retention strategy included the use of stock options and restricted stock awards. In determining the size of individual grants, the Compensation Committee considered a number of factors, including an assessment of HealthSouth’s performance, the executive’s level of responsibility, past and anticipated contributions to HealthSouth, competitive practices, the number of shares available for grant, and the potential dilution from making the grants.

Compensation for the President and Chief Executive Officer

As President and Chief Executive Officer, Mr. Grinney’s base salary, target bonus and stock-based incentive awards were determined by the Compensation Committee in a manner consistent with the factors described above for all executive officers. The factors considered by the Compensation Committee included, but were not limited to, Mr. Grinney’s pay relative to the market and the committee’s view of his anticipated contributions to HealthSouth. Mr. Grinney’s employment agreement is described in this Item, “Employment Agreement of Jay Grinney.”

Tax Deductibility under Section 162(m)

Under Section 162(m) of the Internal Revenue Code, compensation paid by a publicly held corporation to the chief executive officer and four other most highly paid executive officers in excess of $1 million per year per officer is deductible only if paid pursuant to qualifying performance-based compensation plans approved by stockholders. Because the amount and mix of individual compensation are based on competitive considerations as well as company and individual performance, executive officer compensation that is not performance-based may exceed $1 million in a given year. While the Compensation Committee considers the tax implications of its compensation decisions, the committee believes its primary focus should be to attract, retain, and motivate executives and to align the executives’ interests with those of the HealthSouth’s other stakeholders.

The foregoing report is respectfully submitted by the members of the Compensation Committee of the board of directors as currently composed whose members are as follows:

Leo I. Higdon, Jr.

Yvonne M. Curl

Robert P. May

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Principal Holders of Voting Securities

The following table sets forth information regarding the beneficial ownership of our common stock as of May 31, 2005, for (a) each person who is known by us to own beneficially more than 5% of the outstanding shares of our common stock, (b) each of our incumbent directors, (c) each of our executive officers named in the Summary Compensation Table, and (d) all of our incumbent directors and executive officers as a group.

The percentages of shares outstanding provided in the table below are based on 397,063,445 voting shares outstanding as of May 31, 2005. Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise indicated, each person or entity named in the table has sole voting and investment power, or shares voting and investment power with his or her spouse, with respect to all shares of stock listed as owned by that person. The number of shares shown does not include the interest of certain persons in shares held by family members in their own right. Shares issuable upon the exercise of options that are exercisable within 60 days of May 31, 2005 are considered outstanding for the purpose of calculating the percentage of outstanding shares of our common stock held by the individual, but not for the purpose of calculating the percentage of outstanding shares held by any other individual. The address of our directors and executive officers is c/o HealthSouth Corporation, One HealthSouth Parkway, Birmingham, Alabama 35243.

Name of Beneficial Owner	Shares of Common Stock	Percentage of Class
Duquesne Capital Management, L.L.C.(1)	26,997,600	6.80%
Steven R. Berrard	16,644	*
Edward A. Blechschmidt	26,851	*
Yvonne M. Curl	7,962	*
Charles M. Elson	11,961	*
Gregory L. Doody(2)	81,667	*
Jay Grinney(3)	533,334	*
Jon F. Hanson(4)	95,226	*
Leo I. Higdon, Jr.	12,601	*
John Markus(5)	81,667	*
John E. Maupin, Jr.	12,082	*
Robert P. May(6)	97,096	*
Richard M. Scrushy	3,719,661	*
Michael D. Snow(7)	210,000	*
John L. Workman	82,500	*
All directors and executive officers as a group	5,478,748	1.38%

*	Less than 1%
(1)	Duquesne Capital Management, L.L.C. and its affiliate, Mr. Stanley F. Druckenmiller, located at 40 West 57th Street, 25th Floor, New York, New York 10019, may be deemed to beneficially own 26,997,600 shares of our common stock and share the power to vote or direct the vote, and the power to dispose or direct the disposition of these shares. This information is based on a Schedule 13D filed by Duquesne Capital Management, L.L.C. and Mr. Stanley F. Druckenmiller with the Securities and Exchange Commission on May 12, 2005.
(2)	Includes 21,667 shares issuable upon exercise of options.
(3)	Includes 333,334 shares issuable upon exercise of options.
(4)	Includes 50,000 shares issuable upon exercise of options.
(5)	Includes 21,667 shares issuable upon exercise of options.
(6)	Includes 50,000 shares issuable upon exercise of options.
(7)	Includes 35,000 shares issuable upon exercise of options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2004, information concerning compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations, or expirations since that date. All share amounts and exercise prices have been adjusted to reflect stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable.

	Securities to be Issued Upon Exercise	Weighted Average Exercise Price	Securities Available for Future Issuance(1)
Plans Approved by Stockholders	13,637,554	$8.98	25,973,062
Plans Not Approved by Stockholders	13,290,958	6.86	5,925,568

Total	26,928,512	$7.93	31,898,630

(1)	As of December 31, 2004, our 1998 Restricted Stock Plan, which was approved by our stockholders, had 1,775,000 remaining shares reserved for granting restricted stock awards under the plan. As of December 31, 2004, our 2004 Director Incentive Plan, which was not approved by our stockholders, had 1,906,943 remaining shares reserved for granting restricted stock awards under the plan. The number of shares for which non-qualified options may be granted under our 1995 Stock Plan automatically increases on the first trading day of each calendar year during the term of the Plan, by an amount equal to 0.9% of the total shares of common stock of HealthSouth outstanding on December 31 of the immediately preceding year.

Effective January 1, 2004, we adopted the 2004 Director Incentive Plan covering a maximum of 2,000,000 shares of our common stock. This plan, which is administered by our board of directors, provides that directors who are members of the Special Committee and not employed by HealthSouth can be granted restricted awards of our common stock. The plan’s vesting provisions provide that one-third of the shares of restricted stock acquired under each grant shall vest, and thus the forfeiture provisions shall lapse on December 31 of each year following the date of the grant. Restrictions on transfer of the restricted shares apply during the course of the applicable director’s term and for a period of twelve months thereafter. Each of the vesting and holding provisions applicable to grants under the 2004 Director Incentive Plan are subject to the exceptions applicable to certain change in control events and the termination of the recipient’s service as a director of the company. Subject to certain exceptions set forth in the 2004 Director Incentive Plan, awards are protected against dilution upon the issuance of stock dividends and in the event of a stock split, recapitalization or other major corporate restructuring and are forfeitable upon termination of the recipient’s services as a HealthSouth director.

For a description of the material features of our other equity compensation plans, see Note 12, Shareholders’ Equity, and Note 15, Stock Based Compensation, to our accompanying consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions

Our prior management team and board of directors presided over a significant number of transactions involving HealthSouth and various HealthSouth directors, officers, and other related persons. The following chart sets forth those directors, officers, and other related persons involved in the related-party transactions summarized below, as well as those persons’ relationship to us and the period during which they were associated with us. Although the transactions summarized below are not the only transactions involving HealthSouth and various related persons, we have summarized what we believe to be all material related-party transactions involving HealthSouth, as well as certain transactions that may not be material but nevertheless worthy of disclosure because of the nature of the relationships between the parties involved.

Name	Relationship to HealthSouth(1)	Beginning Date	Ending Date
James P. Bennett	President and Chief Operating Officer; Director	1991	2000

P. Daryl Brown	President—Ambulatory Services—East; Director	1986	2002

Thomas W. Carman	Executive Vice President—Corporate Development	1985	2003

John S. Chamberlin	Director	1993	2004

Patrick A. Foster	President—Inpatient Services Division	1993	2004

C. Sage Givens	Director	1985	2004

Joel C. Gordon	Director	1996	2005

Brandon O. Hale	Executive Vice President—Administration and Secretary	1986	2003

William W. Horton	Executive Vice President, Corporate Counsel and Assistant Secretary	1994	2003

Lawrence R. House	Chief Operating Officer	1985	1998

William G. Hicks	Vice President—Investments	1999	2003

Malcolm E. McVay	Executive Vice President and Treasurer	1999	2003

Michael D. Martin	Executive Vice President and Chief Financial Officer; Director	1989	2001

Charles W. Newhall III	Director	1985	2003

William T. Owens	Executive Vice President and Chief Financial Officer; Director	1986	2003

Daniel J. Riviere	President—Ambulatory Services Division	1988	2003

Richard M. Scrushy	Chairman of the Board and Chief Executive Officer; Director	1984	2003	(2)

George H. Strong	Director	1984	2003

Larry D. Striplin, Jr.	Director	1999	2004

Weston L. Smith	Executive Vice President and Chief Financial Officer	1987	2003

Larry D. Taylor	President—Surgery Centers Division	1987	2004

Robert E. Thomson	President—Inpatient Operations	1985	2001

Philip C. Watkins	Director	1984	2003

(1)	Except for Michael D. Martin and Weston L. Smith, the position listed for each person reflects his or her last position with HealthSouth, not necessarily the position held during the entire length of his or her relationship with us. In February 2000, Michael D. Martin was named Executive Vice President—Investments, and he resigned as a director. In January 2003, Weston L. Smith was named Senior Vice President—Operations, and in March 2003 he was terminated.
(2)	Mr. Scrushy was terminated from his position as Chairman and Chief Executive Officer of HealthSouth effective March 19, 2003. He has refused the board of directors’ request to resign as a director. As of the date of this filing, he remains a HealthSouth director, although he is not a member of the Special Committee.

Transactions Involving Certain Venture Capital Firms

Acacia Venture Partners

From 1995 through 2003, we invested approximately $3 million with Acacia Venture Partners (“Acacia”), a venture capital firm founded and managed by C. Sage Givens. In 2003, we liquidated our investment in all Acacia funds and realized a net loss of $668,920.

In addition to investing directly in Acacia funds, we co-invested with Acacia in several companies, including Caremark Rx, Inc. (formerly MedPartners, Inc.), CMS Capital Ventures, Inc., and MedCenterDirect.com. Also, we purchased various goods and services from companies in which Acacia has invested, including Caremark Rx, Inc., CompHealth, Inc. (a wholly owned subsidiary of CMS Capital Ventures, Inc.), and MedCenterDirect.com, Inc. Each of these transactions is described elsewhere in this Item.

New Enterprise Associates

Charles W. Newhall III is a co-founder and general partner of the venture capital firm New Enterprise Associates (“NEA”). HealthSouth co-invested with NEA in several companies, including Bridge Medical, Inc., Caremark Rx, Inc. (formerly MedPartners, Inc.), CMS Capital Ventures, Inc., and MedCenterDirect.com. These transactions are described elsewhere in this Item. In addition, we purchased various goods and services from companies in which NEA has invested, including:

•	Aspect Medical Systems—From 2000 through 2003, we purchased medical supplies from Aspect Medical Systems in the following amounts: 2000 ($147,159), 2001 ($139,114), 2002 ($127,934), and 2003 ($147,347).

•	Caremark Rx, Inc.—Described elsewhere in this Item.

•	CMS Capital Ventures, Inc.—Described elsewhere in this Item.

•	Gliatech, Inc.—In 2000 and 2001, we purchased surgical supplies from Gliatech in the following amounts: 2000 ($40,951), and 2001 ($17,907).

•	iManage, Inc.—From 2000 through 2003, we purchased content management software and services from iManage in the following amounts: 2000 ($36,979), 2001 ($50,880), 2002 ($15,652), and 2003 ($5,902).

•	Innovasive Devices, Inc.—In 2000, we purchased tissue repair systems from Innovasive Devices in the aggregate amount of $308,000.

•	Iridex Corporation—From 2000 through 2003, we purchased laser lenses and associated hardware from Iridex in the following amounts: 2000 ($71,407), 2002 ($50,387), and 2003 ($109,517).

•	MedCenterDirect.com—Described elsewhere in this Item.

•	Motion Computing, Inc.—In 2003 and 2004 we purchased tablet computers from Motion Computing in the approximate aggregate amount of $6.9 million.

•	Nellcor, Inc.—From 2000 through 2003, we purchased computer software and equipment from Nellcor in the following amounts: 2000 ($217,832), 2001 ($206,115), 2002 ($460,374), and 2003 ($289,930).

•	Netopia—From 2000 through 2003, we purchased networking hardware, software, and services from Netopia in the following amounts: 2000 ($58,590), 2001 ($42,750), and 2003 ($4,041).

•	Primax Recoveries Incorporated—From 2000 through 2003, we purchased health care recovery services from Primax Recoveries in the following amounts: 2000 ($252,247), 2001 ($222,558), 2002 ($222,558), and 2003 ($207,943).

•	ProVation Medical, Inc.—From 2001 through 2003, we purchased documentation and coding compliance software and services from ProVation Medical in the following amounts: 2001 ($3,479), 2002 ($1,011,799), and 2003 ($458,227).

•	Pyxis Corporation—In 2003, we purchased point-of-use drug dispensing systems from Pyxis in the aggregate amount of $362,717.

•	WebMD Corporation—From 2000 through 2003, we made disbursements to WebMD in the following amounts: 2000 ($1,295), 2001 ($49,725), 2002 ($155,552), and 2003 ($190,202).

Transactions Involving Investments by HealthSouth

Almost Family, Inc.

We owned 748,501 shares of Almost Family, Inc. (formerly known as Caretenders Health Corporation) common stock from 1995 through 2001. We also held a warrant to purchase 200,000 additional shares of Almost Family common stock. In 2001, we sold our investment in Almost Family for $5 million and realized a gain of approximately $3.3 million. From December 1991 through September 1994, Richard M. Scrushy and Michael D. Martin were directors of Almost Family.

Bridge Medical, Inc.

From 1999 through 2001, we invested approximately $1.2 million in Bridge Medical, Inc., a privately held software company. We owned less than 2% of the capital stock of the company. NEA was a significant investor in Bridge Medical through two of its funds. Bridge Medical was acquired by AmerisourceBergen Corporation in January 2003. In April 2003 we sold our stock in AmerisourceBergen for $385,197.

Caremark Rx, Inc. (formerly MedPartners, Inc.)

In 1993, certain of our affiliates helped form a physician practice management company, MedPartners, Inc., which filed an initial public offering in 1995 and subsequently changed its name to Caremark Rx (which was the name of a company MedPartners had previously acquired). We invested approximately $2.1 million in MedPartners prior to its initial public offering, and owned approximately 1.1 million shares of stock at that time. Certain directors, executive officers, and former executive officers of HealthSouth, or their affiliates, also invested in MedPartners prior to its initial public offering, and owned the following approximate number of shares (including options) at the time of the offering: Lawrence R. House (2.6 million), Richard M. Scrushy (817,000), Larry D. Striplin, Jr. (99,100), and NEA (1.5 million). Subsequent to MedPartner’s initial public offering, we invested an additional $5.5 million in the company. At various times during the period that we owned shares of Caremark Rx, Charles W. Newhall III, Larry D. Striplin, Jr., Michael D. Martin, and Lawrence R. House served as directors of Caremark Rx. Mr. House was also the Chairman and Chief Executive Officer of MedPartners. Richard M. Scrushy also served as a director of Caremark Rx from 1999 through 2001, including a period as Caremark Rx’s Chairman. We also purchased products and services from Caremark Rx totaling $2,870,011 in 2000 and $780,963 in 2001. We sold our investment in Caremark Rx during 2001 and realized a gain of approximately $19.3 million.

CMS Capital Ventures, Inc.

In 1998, we entered into a recapitalization agreement with CMS Capital Ventures, Inc. (a wholly owned subsidiary of HealthSouth) (“CMS”), CompHealth, Inc. (a wholly owned subsidiary of CMS), and certain other parties, whereby CMS purchased 85% of our interest in CMS. As a result of the recapitalization, we retained approximately 15% of the outstanding capital stock of CMS and received net proceeds of approximately $34.1 million. In connection with this recapitalization, certain investors purchased capital stock of CMS for a total purchase price of $8.5 million, including affiliates of Acacia and NEA, which each made investments of approximately $2.8 million. Following the recapitalization, an Acacia affiliate owned approximately 28% of the outstanding capital stock of CMS, and an NEA affiliate owned approximately 28% of the outstanding capital stock of CMS. C. Sage Givens and Michael D. Martin were also CMS directors. From 2000 through 2003, HealthSouth purchased services from CompHealth, Inc., CMS’s wholly owned subsidiary, in the following amounts: 2000 ($187,000), 2001 ($354,000), 2002 ($844,000), and 2003 ($523,000). In 2003, we sold our remaining interests in CMS for approximately $16 million.

HealthTronics, Inc.

In August 1999, we invested approximately $3 million in HealthTronics, Inc., a publicly traded specialty medical product company, in exchange for 500,000 shares, which constituted approximately 4% of the company’s outstanding capital stock. In November 1999, we transferred 83,334 of our HealthTronics shares to Richard M. Scrushy. We have no record of Mr. Scrushy paying any money for these shares. Michael D. Martin served on the board of directors of HealthTronics. From 2000 through 2003, we purchased medical equipment and related supplies from HealthTronics in the following amounts: 2000 ($330,000), 2001 ($471,000), 2002 ($891,000), and 2003 ($826,000).

MedCenterDirect.Com, Inc.

In 1999, we acquired 6,390,583 shares of Series A Preferred Stock of MedCenterDirect.com, Inc. (“MCD”) for a total purchase price of approximately $2.2 million. At the time of our initial investment, certain of our directors, executive officers, and employees also purchased shares of MCD’s Series A Preferred Stock, directly or indirectly through one or more of their affiliates, for a total purchase price of approximately $3.4 million. In 2000, an NEA fund purchased 4,800,000 shares of MCD’s Series E Preferred Stock through one of its funds for a total purchase price of $12 million. Charles W. Newhall III served on MCD’s board of directors.

The following table sets forth the approximate ownership of MCD by HealthSouth directors, executive officers, and employees, directly or indirectly through one or more of their affiliates, on a fully diluted basis (i.e., assuming the exercise of all outstanding options and warrants and issuance and exercise of all reserved options). The ownership is calculated as of December 31, 1999, which was shortly after MCD’s initial capitalization, and as of December 31, 2002, which was the end of the last full year of MCD’s operations. MCD discontinued operations in 2003.

	December 31, 1999	December 31, 2002
HealthSouth	29.8%	20.2%
Richard M. Scrushy(1)	28.3%	20.6%
New Enterprise Associates 9, L.P.	0.3%	14.7%
HealthSouth Directors(2)	7.2%	4.7%
HealthSouth Executive Officers(3)	3.4%	2.1%
HealthSouth Employees	6.3%	4.7%

Total	75.3%	67.0%

(1)	Mr. Scrushy invested approximately $2.1 million in MCD indirectly through an investment partnership and a charitable foundation.
(2)	Includes investments made directly or indirectly by James P. Bennett, P. Daryl Brown, John S. Chamberlin, C. Sage Givens, Joel C. Gordon, Michael D. Martin, Larry D. Striplin, Jr., George H. Strong, and Phillip C. Watkins, each of whom was a HealthSouth director in 1999. Does not include investments made indirectly by Richard M. Scrushy or investments made by New Enterprise Associates 9, L.P.
(3)	Includes investments made directly or indirectly by Thomas W. Carman, Patrick A. Foster, William W. Horton, William T. Owens, Daniel J. Riviere, and Robert E. Thomson, each of whom was a HealthSouth executive officer in 1999. Does not include Richard M. Scrushy, who was also a HealthSouth executive officer in 1999.

Until November 2002, MCD purchased equipment and supplies from third party vendors for resale, and we paid MCD 105% of its cost for the purchase of equipment and supplies purchased through MCD, with the 5% margin intended to compensate MCD for the use of its software and inventory management services. Beginning in November 2002, we began paying MCD a flat annual fee (equal to $5 million for the first year of the arrangement, payable in equal monthly installments, and declining thereafter) for the use of its software and systems, and we resumed paying equipment and supply vendors directly. We were MCD’s primary customer. We purchased equipment and supplies from MCD in the total approximate amount of $74.6 million in 2000, $100 million in 2001, $89.4 million in 2002, and $2.1 million in 2003.

We also provided a guarantee for $20 million of MCD’s debt to UBS Warburg in 2001. In 2002, we advanced $9.2 million to MCD in the form of loan.

In September 2003, UBS Warburg called its loan to MCD. We have recognized a liability under the terms of the guarantee as of September 30, 2003, but, as of December 31, 2004, we have not paid the amounts due under the terms of the guarantee to UBS Warburg. See Note 10, Long-Term Debt, to our accompanying consolidated financial statements. We reserved the full amount of the advance to and our investment in MCD in September 2003.

Montagu Newhall Global Partners, L.P.

From 2001 through 2003, we invested approximately $1.8 million in Montagu Newhall Global Partners, L.P. (“Montagu Newhall”). Montagu Newhall is a venture capital fund that was co-founded by C. Ashton Newhall, the son of Charles W. Newhall III. Mr. Charles Newhall had an investment of over $200,000 in Montagu Newhall, and his venture capital firm, NEA, invested over $2 million in Montagu Newhall through one of its funds. In addition, Mr. Charles Newhall acted on the Advisory Board and the Investment Committee of Montagu Newhall. In 2003, we sold our investment in Montagu Newhall for $154,000 and realized a net loss of approximately $1.6 million.

OrthoRx

In 2002, we invested a total of approximately $4.5 million in OrthoRx, Inc., which was a joint venture between HealthSouth and Orthofix International N.V. As of December 31, 2002, we owned approximately 48% of the outstanding capital stock of OrthoRx. Richard M. Scrushy, Weston L. Smith, and William G. Hicks were also investors in OrthoRx, and together owned approximately 2% of the outstanding capital stock of OrthoRx as of December 31, 2002. As part of the initial financing, Mr. Hicks and Larry D. Taylor became OrthoRx directors.

In June 2003, we sold our ownership in OrthoRx to an unrelated financial buyer for approximately $3 million and realized a net loss of approximately $1.2 million. Services purchased from OrthoRx were less than $20,000 during each of 2002 and 2003.

Pathology Partners

From 1998 through 2003, we invested approximately $3.2 million in Pathology Partners, Inc., a privately held pathology service company. As of December 31, 2002, we owned approximately 15.5% of the company on a fully diluted basis. William G. Hicks and James P. Bennett served as directors of Pathology Partners. In addition, as of December 31, 2002, the following related parties held the following approximate ownership in Pathology Partners: James P. Bennett (6.48%), Patrick A. Foster (.24%), William G. Hicks (.8%), Lawrence R. House (.04%), Michael D. Martin (.31%), and Richard M. Scrushy (4.28%). In 2002 and 2003, we purchased pathology services from Pathology Partners in the following approximate amounts: 2002 ($94,000) and 2003 ($100,000). In 2003, we sold our ownership in Pathology Partners for approximately $4.5 million.

Source Medical Solutions, Inc.

In April 2001, we established Source Medical Solutions, Inc. (“Source Medical”) and acquired 3,932,500 shares of Source Medical’s common stock for a total purchase price of $393,250. At the time of our initial investment, certain of our directors, executive officers, and employees also purchased shares of Source Medical’s common stock for a total purchase price of approximately $600,000. Richard M. Scrushy, William T. Owens, Brandon O. Hale, and P. Daryl Brown were each directors of Source Medical.

The following table sets forth the approximate ownership of Source Medical by HealthSouth directors, executive officers, and employees. The ownership is calculated as of April 23, 2001, which was shortly after Source Medical’s initial capitalization.

April 23, 2001
HealthSouth	35.75%
Richard M. Scrushy(1)	13.64%
P. Daryl Brown	9.10%
William T. Owens(1)	4.55%
HealthSouth Executive Officers(2)	7.39%
HealthSouth Employees	20.50%

Total	90.93%

(1)	Following the initial capitalization of Source Medical, but prior to December 31, 2002, Mr. Scrushy and Mr. Owens transferred all their Source Medical common stock to the HealthSouth Sports Medicine Council, a nonprofit entity affiliated with us. The shares were transferred by gift, with no consideration paid to Mr. Scrushy or Mr. Owens.
(2)	Includes Thomas W. Carman, Patrick A. Foster, Brandon O. Hale, William W. Horton, Susan M. Jones, Malcolm E. McVay, Weston L. Smith, Larry D. Taylor, and Robert E. Thomson, each of whom was an executive officer of HealthSouth in 2001. Does not include Richard M. Scrushy or William T. Owens, each of whom was also a HealthSouth executive officer in 2001.

Source Medical was created to continue development and allow commercial marketing of a wireless clinical documentation system originally developed by HealthSouth. This proprietary software was referred to internally as “HCAP” and was later marketed by Source Medical under the name “TherapySource.” Source Medical acquired HCAP assets, including intellectual property rights to the technology, pursuant to an Asset Purchase Agreement and a Non-Negotiable Demand Note for $25 million, both dated July 1, 2001. Total amounts advanced by HealthSouth to Source Medical to continue to develop HCAP and to fund other operations and acquisitions were approximately $81.3 million in 2001, $31.5 million in 2002, and $11.8 million in 2003. In connection with one of Source Medical’s acquisitions during 2001, we also guaranteed certain contingent payment obligations of Source Medical to the sellers of $6 million. During the restatement period, Source Medical was dependent on HealthSouth for the majority of its revenues and funding.

In addition, during 2002 Source Medical borrowed $5 million for working capital from an unrelated third-party financial institution. HealthSouth guaranteed this loan. In March 2003, the loan was called and we were required to pay $5.1 million to repay the loan, including interest, on behalf of Source Medical. We have reserved $5.1 million as an uncollected amount due from Source Medical.

The majority of our loans and advances to Source Medical have been excused in debt restructuring agreements to facilitate recapitalization efforts. Our ownership has also been diluted to approximately 7% as part of these recapitalizations and to accommodate new investment from unrelated parties. We continue to lease HCAP software from Source Medical for approximately $4.2 million annually and we remain Source Medical’s primary customer. We believe that the licensing terms are as favorable as we could have received from an unaffiliated third party. We retain two of five seats, currently held by Gregory Doody and Tyler Murphy, on the Source Medical board of directors.

Summerville Healthcare Group

From 1997 through 2000, we invested approximately $13 million in Summerville Healthcare Group, a privately held operator of assisted living facilities. Richard M. Scrushy and Michael D. Martin both served as members of the board of directors of Summerville until 2000. As of December 31, 2000 indicators were present that we would not recover our investment, and as part of the restatement process, we recognized an impairment loss of $13 million.

U.S. HealthWorks, Inc.

In March 2001, we sold our occupational medicine business to U.S. HealthWorks, Inc. for approximately $43.1 million. The purchase price consisted of approximately $30.1 million in cash at closing, and two notes ($7 million and $6 million) for the balance. William T. Owens was appointed to the board of directors of U.S. HealthWorks in connection with the sale.

In April 2001, we loaned U.S. HealthWorks $2.9 million, which loan was repaid in 5 days. In May 2001, we paid U.S. HealthWorks $2 million to settle a dispute related to the transaction. In October 2002, we loaned U.S. HealthWorks $2.3 million (which was repaid in December 2002), paid U.S. HealthWorks $1.2 million to settle another dispute related to the transaction, and forgave the remaining $4 million due on the $6 million note. In April 2003, there was another dispute regarding the transaction that was resolved by us forgiving the $7 million note in 2004.

Transactions Involving Real Property

Balanced Care Corporation

From 2000 through 2003, we subleased space from Balanced Care Corporation and paid that company the following amounts: 2000 ($58,104), 2001 ($41,230), 2002 ($28,580), and 2003 ($10,796). George H. Strong was a director of Balanced Care in 1999 and 2000.

Capstone Capital Corporation

Capstone Capital Corporation (“Capstone”) was incorporated on March 31, 1994. Capstone was intended to qualify as a real estate investment trust. Its assets initially consisted of 10 HealthSouth properties and 10 properties owned by certain unrelated health care operators. Capstone purchased these properties from HealthSouth and the other operators and subsequently leased back the same properties to their prior owners. The purchase price of the HealthSouth properties sold to Capstone was approximately $51 million. HealthSouth properties made up 44.1% of Capstone’s portfolio at the time it filed its initial public offering.

The following table sets forth the approximate ownership of Capstone by HealthSouth and its then-directors and officers before and after completion of Capstone’s initial public offering in 1994.

	Before Offering	After Offering
HealthSouth	39.60%	1.19%
Richard M. Scrushy	49.52%	1.38%
Michael D. Martin	4.48%	0.13%

Total	93.60%	2.70%

Richard M. Scrushy, Michael D. Martin and Larry D. Striplin, Jr. were initial directors of Capstone. Mr. Scrushy was also Chairman of the Board of Capstone. In November 1998, HealthCare Realty Trust acquired Capstone, and it ceased independent operations.

First Cambridge HCI Acquisitions, LLC

In December 2001, HealthSouth entered into an agreement with HealthCare Capital Investors, LLC (“HCI”) to sell and lease back land, buildings, and improvements associated with 13 HealthSouth facilities. The sale price for the property was approximately $81.5 million. Immediately following that transaction, HCI assigned all its rights and duties under the sale-leaseback agreement to First Cambridge. On the same day, we signed a master lease agreement with First Cambridge to lease back the 13 real properties from First Cambridge for 15 years. On December 27, 2001, First Cambridge financed this transaction with UBS AG (“UBS”) with the proceeds from an $82.5 million promissory note. We guaranteed First Cambridge’s debt for the financing of this transaction. During 2002, we paid approximately $9.5 million to First Cambridge under the terms of the master lease agreement.

First Cambridge was a partnership established by five members of our senior management team and two outside investors. The following table sets forth the approximate ownership of First Cambridge by HealthSouth directors, executive officers, and officers at the time of the sale-leaseback transaction.

December 31, 2001
Richard M. Scrushy(1)	20%
William T. Owens	10%
William W. Horton	5%
Malcolm E. McVay	5%
Weston L. Smith	5%
Richard Davis(2)	3%
Jason M. Brown	1%

Total	49%

(1)	Shares held in Mr. Scrushy’s daughter’s name.
(2)	Shares held in Mr. Davis’ brother’s name.

First Cambridge defaulted on its loan to UBS and UBS demanded payment from HealthSouth under the terms of the guarantee agreement. As a result, we entered into a subsequent repurchase agreement with First Cambridge to effectively unwind the original agreement at a cost of $87.5 million. The repurchase agreement provided for our payment of approximately $82.5 million to UBS to repay the First Cambridge loan and our payment of approximately $5 million to First Cambridge to repurchase the 13 HealthSouth facilities originally sold to First Cambridge. We recognized an $8.8 million loss on payment of the UBS loan guarantee reflecting the difference between the amount due to First Cambridge and the amount paid to UBS on December 30, 2002.

Transactions Involving Vendors

AmerisourceBergen Corporation

From 2000 to 2003, we purchased pharmaceutical supplies from AmerisourceBergen Corporation (which was created through the 2001 merger of AmeriSource Health Corp. and Bergen Brunswig Corp.) in the following amounts: 2000 ($65,798,730), 2001 ($64,957,559), 2002 ($66,970,374), and 2003 ($86,1725,715). George H. Strong was a director of AmeriSource Health Corp. from 1992 until its merger with Bergen Brunswig Corp. in 2001.

Cannongate Partners, LLC

In 2001, we hired Cannongate Partners, LLC, which was owned in part by Michael D. Martin, to investigate a potential purchase of a HealthSouth subsidiary by Cannongate or a third party. We paid Cannongate $482,779 in 2001 and $28,243 in 2002.

G.G. Enterprises

From 1996 to 1999, we purchased computer and office equipment and supplies from G.G. Enterprises, which was a company owned by Richard M. Scrushy’s parents, in the following amounts: 1996 ($14,403,325), 1997 ($32,686,261), 1998 ($12,929,687), and 1999 ($56,117). We purchased equipment and supplies from G.G. Enterprises prior to 1996, but that information is not accessible by our current accounts payable system.

HealthStream, Inc.

We recently entered into a two-year contract with HealthStream, Inc. to provide learning solutions to our employees. Frank E. Gordon, the son of Joel C. Gordon, is a member of the board of directors of HealthStream. This contract is not material to HealthSouth. We believe that the licensing terms are as favorable as we could have received from an unaffiliated third party.

Imagyn Medical Technologies

We purchased OB/GYN products, surgical dissectors, and endoscopic tools and supplies from Imagyn Medical Technologies. These purchases totaled approximately $80,000 in each of 2000 and 2001. During this same period, John S. Chamberlin served as a director of Imagyn Medical Technologies.

Nelson-Brantley Glass Contractors

In connection with the construction of the Digital Hospital, in 2002 the general contractor on that project, which is an unrelated third party, entered into an approximately $5.5 million subcontract with Nelson-Brantley Glass Contractors, Inc. for the provision of glass required for the project. Larry D. Striplin, Jr. is the Chairman and Chief Executive Officer of Nelson-Brantley, and is also the company’s sole owner. Since that time we have paid the contractor approximately $7.2 million for glass and glazing work performed on the Digital Hospital.

Stradis Medical

From 2001 through 2003, HealthSouth purchased medical supplies from Stradis Medical in the following approximate amounts: 2001 ($10,319), 2002 ($35,682), and 2003 ($74,568). Jeff Jacobs, who is the son-in-law of Joel C. Gordon, is the President of Stradis Medical.

The Directorship Search Group

In 2003, we utilized the executive search services of The Directorship Search Group for which we paid the total amount of $195,840. George H. Strong was a member of the advisory board of The Directorship Search Group.

Other Transactions

Alabama Sports Medicine & Orthopedic Center

In January 2000, we became the practice manager under a clinical services agreement with the Alabama Sports Medicine & Orthopedic Center (“ASMOC”), which is a partnership formed by physicians James R. Andrews and Lawrence J. Lemak in January 1989, both of whom were, at one time, HealthSouth national medical directors. We entered into this agreement despite concerns regarding the profitability of the arrangement and risks related to reimbursements and other incentives given in connection with the transaction. On June 30, 2003, we terminated the employment agreements with Drs. Andrews and Lemak and made severance payments to them. We have also terminated the clinic services agreement.

American Sports Medicine Institute

American Sports Medicine Institute (“ASMI”) is a charitable organization operating a medical research organization. Dr. James R. Andrews, who is Chairman of ASMI, formed ASMI in 1987 along with his physician partners. Richard M. Scrushy, Larry D. Striplin, Jr., Larry D. Taylor, and P. Daryl Brown also acted as directors of ASMI. Pursuant to an agreement dated October 1, 1999 between ASMI and HealthSouth, we contributed to ASMI $256,050 in 1999, $414,200 in 2000, $596,300 in 2001, $252,069 in 2002 and $462,636 in 2003. We have terminated cash payments to ASMI. In addition, we provided approximately $350,000 of office space for use by ASMI. We have notified ASMI of our intent to reduce the amount of our rent support. We have been informed by ASMI that it intends to seek space in a new location not affiliated with HealthSouth.

Andrews-HealthSouth Racing, LLC/Aloha Racing Foundation

In 1997, we contributed $1 million to a newly formed entity, Andrews-HealthSouth Racing, LLC, in exchange for a 58.82% interest in the company. Dr. James R. Andrews contributed a sailboat, with an agreed upon value of $700,000, in exchange for a 41.18% interest in the company. The operating agreement for the company identifies Dr. Andrews as its Manager. It is unclear how our money was used.

In 1998 and 1999, we advanced $4.3 million to Aloha Racing Foundation (“Aloha”), which owned two yachts that competed to represent the U.S. in the America’s Cup races to be held in February 2000. Promissory notes and a lien interest in the two yachts secured this amount. We were a major sponsor of the two yachts operated by Aloha and were party to a management services agreement by which we agreed to process all accounts payable and payroll for Aloha. Dr. James R. Andrews was a partial owner of Aloha and served as President and Chairman of its board of directors. In addition, P. Daryl Brown and Larry D. Striplin, Jr. served as members of the board of directors of Aloha from December 1997 and March 1998, respectively. Richard M. Scrushy was named honorary co-chair of the board of directors of Aloha in October 1999. After Aloha’s challenge in the America’s Cup was unsuccessful, it declared bankruptcy in April 2000. We settled our secured claim against Aloha for $800,000, including $236,000 of accrued interest.

Medistar Corporation

Between 1997 and 2002, we developed several integrated medical plazas (“IMPs”) with Medistar Corporation, a medical real estate development firm based in Houston, Texas. These IMPs combined on one campus or at one facility physician medical offices, HealthSouth business operations, an ambulatory surgery center, and often physical therapy and diagnostic centers. Medistar was primarily responsible for identifying prominent orthopedic practices with whom to discuss the establishment of an IMP, locating suitable real estate, obtaining financing, and establishing leasing. An accounting analysis of certain of the HealthSouth-Medistar transactions reveals that we entered into lease arrangements and accepted financing on unfavorable terms and paid tenant improvement overage charges. One of our previous affiliates, Capstone Capital Corporation, financed various IMPs. See Item 13, Certain Relationships and Related Transactions, for additional information about Capstone Capital Corporation.

Kerlan-Jobe Orthopaedic Clinic

In 1995 we acquired physical therapy facilities at four locations owned by the Kerlan-Jobe Orthopaedic Clinic (“KJOC”) for $6,498,000. In connection with the transaction we assumed or executed leases or subleases, transferred KJOC employees to our payroll, purchased physical therapy accounts, and executed non-compete agreements with certain KJOC physicians. In 1997, our then-affiliate, Capstone Capital Corporation, entered into a development agreement with KJOC and Medistar to build an ambulatory surgery center within an IMP. We agreed to provide construction and working capital loans for that surgery center project. In 1998, we leased diagnostic equipment and services to KJOC. We later acquired the diagnostic business from KJOC. In December 2002 and January 2003 we made loans to an affiliate of KJOC totaling $3 million and assumed responsibility for management of the KJOC medical practice. This management relationship was terminated in 2003 and the parties are negotiating a settlement of outstanding issues.

Dr. Swaid N. Swaid and Neurological Surgery Associates, P.C.

Beginning in 1994, we, directly or through our subsidiaries, entered into various agreements with Dr. Swaid N. Swaid, including several medical directorship agreements, a physician employment agreement, a physician development agreement, a facility medical direction agreement, a physician services agreement, and a Gamma Knife Program medical direction agreement. We also entered into staffing and management services agreements, practice guaranty agreements and practice guaranty loan agreements with Neurological Surgery Associates, P.C. (“NSA”), a professional corporation wholly owned by Dr. Swaid. In September 2004, we entered into a settlement agreement with Dr. Swaid and NSA pursuant to which certain outstanding amounts due under agreements with NSA were repaid by NSA. However, a portion of one practice guaranty agreement remains in dispute and we have filed a lawsuit to recover outstanding amounts. During the course of Dr. Swaid’s employment and association with HealthSouth, we paid Dr. Swaid and NSA compensation for services rendered under the above agreements and provided Dr. Swaid with consultant and employee stock options and health benefits. We have terminated all agreements with Dr. Swaid with the exception of the Gamma Knife Program Medical Direction Agreement pursuant to which Dr. Swaid serves as a co-medical director of the program. See Item 3, Legal Proceedings, “Other Litigation,” for a description of a lawsuit between us and NSA.

Indebtedness of Management

In the past we made loans to executive officers. The following chart contains information about loans to executive officers that were outstanding as of December 31, 2003 and December 31, 2002. We do not have information about the nature of this indebtedness. See Item 11, Executive Compensation, “1999 Executive Equity Loan Plan,” for information concerning loans to executive officers to purchase HealthSouth common stock, which are not included in the following chart.

Name	Aggregate Amount Outstanding as of 12/31/2004 ($)	Highest Amount Outstanding During Year Ended
		12/31/2003 ($)	12/31/2002 ($)
William T. Owens(1)	1,375,513	1,343,622	1,314,091
Daniel J. Riviere(2)	1,679,809	1,640,151	1,603,428
Brandon O. Hale(3)	134,710	131,225	127,895
Gene Smith(4)	703,928	687,804	672,874

(1)	Mr. Owens was our former Executive Vice President and Chief Financial Officer. Interest on his loan was calculated at the Prime Rate of Interest minus 1.25%.
(2)	Mr. Riviere was our former President—Ambulatory Services Division. Interest on his loan was calculated at the Prime Rate of Interest minus 1.25%.
(3)	Mr. Hale was our former Executive Vice President—Administration and Secretary. Interest on his loan was calculated at the Prime Rate of Interest minus 1.25%.
(4)	Mr. Smith was our former Senior Vice President of Operations. Interest on his loan was calculated at the Prime Rate of Interest minus 1.25%.

Item 14.	Principal Accountant Fees and Services

The Audit Committee of our board of directors is responsible for the appointment, oversight, and evaluation of our independent registered public accounting firm. In accordance with our Audit Committee’s charter, our

Audit Committee must approve, in advance of the service, all audit and permissible non-audit services provided by our independent registered public accounting firm. Our independent registered public accounting firm may not be retained to perform the non-audit services specified in Section 10A(g) of the Exchange Act.

The Audit Committee has established a policy regarding preapproval of all audit and permissible non-audit services provided by our independent registered public accounting firm, as well as all engagement fees and terms for our independent registered public accounting firm. Under the policy, the Audit Committee must approve annually a resolution setting forth the expected services to be rendered and fees to be charged by our independent registered public accounting firm during the year. The Audit Committee must approve, in advance, any services or fees exceeding preapproved levels. The Audit Committee has delegated general preapproval authority to a subcommittee of which the chairman of the Audit Committee is the only member. All requests or applications for services to be provided by our independent registered public accounting firm must be submitted to specified officers who may determine whether such services are included within the list of preapproved services. All requests for services that have not been preapproved must be accompanied by a statement that the request is consistent with the independent registered public accounting firm’s independence from HealthSouth.

With respect to the reconstruction and re-audits for the years ended December 31, 2001 and 2000, and the audits for the years ended December 31, 2003 and 2002, the Audit Committee approved the audit services to be performed by PricewaterhouseCoopers LLP, as well as certain categories and types of audit-related, tax and permitted non-audit services.

For amounts paid related to the audit of our consolidated financial statements in 2004 and the first quarter of 2005, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources.”

Fees Paid to the Principal Accountant—2003

As discussed in Items 1, Business, and 9, Changes in and Disagreements with Accountants on Accounting and Financial Disclosure, PricewaterhouseCoopers LLP was named our independent registered public accounting firm in May 2003. Prior to their appointment as our independent registered public accounting firm, our Special Audit Review Committee, through its legal counsel, engaged a forensic auditing team from PricewaterhouseCoopers LLP to assist in its investigation of accounting irregularities at HealthSouth and to consider any related matters that it concluded deserved review or comment. The table below sets forth all fees paid or accrued for the services of PricewaterhouseCoopers LLP in 2003:

2003
($ in thousands)
Audit Fees(1)	$4,356
Audit-Related Fees	—

Total audit and audit-related fees	4,356
Tax Fees	—
All Other Fees(2)	8,461

Total Fees	$12,817

(1)	Audit Fees—Represents aggregate fees paid or accrued for professional services rendered for the audit of our annual consolidated financial statements for the years ended December 31, 2003 and 2002, and the re-audits for the years ended December 31, 2001, and 2000. It also includes fees for professional services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory engagements required by various partnership agreements or state and local laws in the jurisdictions in which we operate or manage facilities.
(2)

All Other Fees—Represents fees for all other products and services provided by our independent registered public accounting firm that do not fall within the previous categories. More specifically, these fees include amounts paid to PricewaterhouseCoopers LLP for forensic audit services rendered to the Special Audit Review Committee during its investigation. Aggregate audit fees paid or accrued for professional services rendered in 2004 approximate $32.3 million. All other fees paid or accrued for professional services rendered by PricewaterhouseCoopers LLP in 2004 primarily relate to forensic audit services and approximate $1.8 million.

Fees Paid to the Principal Accountant—2002

As discussed in Items 1, Business, and 9, Changes in and Disagreements with Accountants on Accounting and Financial Disclosure, we dismissed Ernst & Young LLP as our independent auditor on March 31, 2003. During 2002, Ernst & Young LLP had reviewed our interim condensed consolidated financial statements for the quarters ended March 31, 2002, June 30, 2002, and September 30, 2002. Ernst & Young LLP did not report on our consolidated financial statements for the year ended December 31, 2002, but was in the process of auditing the 2002 information. Fees were paid to Ernst & Young LLP for the above services during 2002 and through the date of their termination as our independent auditor:

2002
($ in thousands)
Audit Fees(1)	$1,510
Audit-Related Fees(2)	113

Total audit and audit-related fees	1,623
Tax Fees(3)	54
All Other Fees(4)	3,191

Total Fees	$4,868

(1)	Audit Fees—Represents aggregate fees paid or accrued for professional services rendered for the audit of our annual consolidated financial statements for the year ended December 31, 2002 and the quarterly reviews of the financial statements included in our Forms 10-Q filed during 2002. Amount also includes fees for professional services that are normally provided by our independent auditor in connection with statutory and regulatory engagements required by various partnership agreements or state and local laws in the jurisdictions in which we operate or manage facilities.
(2)	Audit-Related Fees—Represents aggregate fees paid or accrued for assurance and related services that are reasonably related to the performance of audit services and traditionally are performed by our independent auditor. More specifically, these fees relate to the audit of our benefit plans.
(3)	Tax Fees—Represents fees for all professional services rendered by our principal accountant’s tax professionals, except those related to the audit of our financial statements, including tax compliance, tax advice, and tax planning performed.
(4)	All Other Fees—Represents fees for all other products and services provided by our independent auditor that do not fall within the previous categories. More specifically, these fees primarily include “pristine audits” (i.e., unannounced spot checks of HealthSouth facilities) and transaction services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports On Form 8-K

Financial Statements

See the accompanying index on page F-1 for a list of financial statements filed as part of this report.

Financial Statement Schedules

None.

Exhibits

The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this annual report. Confidential treatment has been requested for certain portions omitted from exhibits 10.27 and 10.28 pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and we have filed confidential portions of those exhibits separately with the Securities and Exchange Commission.

No.	Description
3.1	Restated Certificate of Incorporation of HealthSouth Corporation, as filed in the Office of the Secretary of State of the State of Delaware on May 21, 1998.

3.2	By-Laws of HealthSouth Corporation, as amended through May 17, 2001.

4.1.1	Indenture, dated as of June 22, 1998, between HealthSouth Corporation and PNC Bank, National Association, as trustee, relating to HealthSouth’s 6.875% Senior Notes due 2005 and 7.0% Senior Notes due 2008.

4.1.2	Officer’s Certificate pursuant to Sections 2.3 and 11.5 of the Indenture, dated as of June 22, 1998, between HealthSouth Corporation and PNC Bank, National Association, as trustee, relating to HealthSouth’s 6.875% Senior Notes due 2005 and 7.0% Senior Notes due 2008.

4.1.3	Instrument of Resignation, Appointment and Acceptance, dated as of April 9, 2003, among HealthSouth Corporation, J.P. Morgan Trust Company, National Association (successor in interest to PNC Bank, National Association), as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to HealthSouth’s 6.875% Senior Notes due 2005 and 7.0% Senior Notes due 2008.

4.1.4	First Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of June 22, 1998, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to J.P. Morgan Trust Company, National Association (successor in interest to PNC Bank, National Association), relating to HealthSouth’s 6.875% Senior Notes due 2005 (incorporated by reference to Exhibit 99.1 to HealthSouth’s Current Report on Form 8-K dated June 24, 2004).

4.1.5	First Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of June 22, 1998, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to J.P. Morgan Trust Company, National Association (successor in interest to PNC Bank, National Association), relating to HealthSouth’s 7.0% Senior Notes due 2008 (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K dated June 24, 2004).

4.2.1	Indenture, dated as of September 25, 2000, between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008.

4.2.2	Instrument of Resignation, Appointment and Acceptance, dated as of May 8, 2003, among HealthSouth Corporation, The Bank of New York, as resigning trustee, and HSBC Bank USA, as successor trustee, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008.

4.2.3	Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of September 25, 2000 between HealthSouth Corporation and HSBC Bank USA, as successor trustee to The Bank of New York, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008.

4.2.4	Second Supplemental Indenture, dated as of May 14, 2004, to the Indenture dated as of September 25, 2000 between HealthSouth Corporation and HSBC Bank USA, as successor trustee to The Bank of New York, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K dated May 14, 2004).

4.3.1	Indenture, dated as of February 1, 2001, between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008.

4.3.2	Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of February 1, 2001 between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008.

4.3.3	Second Supplemental Indenture, dated as of May 14, 2004, to the Indenture dated as of February 1, 2001 between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008 (incorporated by reference to Exhibit 99.1 to HealthSouth’s Current Report on Form 8-K dated May 14, 2004).

4.4.1	Indenture, dated as of September 28, 2001, between HealthSouth Corporation and National City Bank, as trustee, relating to HealthSouth’s 7.375% Senior Notes due 2006 and 8.375% Senior Notes due 2011.

4.4.2	Instrument of Resignation, Appointment and Acceptance, dated as of April 9, 2003, among HealthSouth Corporation, National City Bank, as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to HealthSouth’s 7.375% Senior Notes due 2006 and 8.375% Senior Notes due 2011.

4.4.3	Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of September 28, 2001 between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 7.375% Senior Notes due 2006 and 8.375% Senior Notes due 2011.

4.4.4	Second Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 7.375% Senior Notes due 2006 (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K dated June 24, 2004).

4.4.5	Second Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 8.375% Senior Notes due 2011 (incorporated by reference to Exhibit 99.4 to HealthSouth’s Current Report on Form 8-K dated June 24, 2004).

4.5.1	Indenture, dated as of May 22, 2002, between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012.

4.5.2	Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of May 22, 2002 between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012.

4.5.3	First Supplemental Indenture, dated as of June 24, 2004, to the Indenture dated as of May 22, 2002 between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012 (incorporated by reference to Exhibit 99.5 to HealthSouth’s Current Report on Form 8-K dated June 24, 2004).

4.6	Indenture, dated as of June 16, 1986, between Greenery Rehabilitation Group, Inc. and Shawmut Bank of Boston, N.A., as trustee, relating to the 6.500% Convertible Subordinated Debentures due 2011.

4.7	Indenture, dated as of April 1, 1990, between Greenery Rehabilitation Group, Inc. and The Connecticut National Bank, as trustee, relating to the 8.750% Convertible Senior Subordinated Notes due 2015.

10.1.1	Senior Subordinated Credit Agreement, dated as of January 16, 2004, among HealthSouth Corporation, the lenders party thereto, and Credit Suisse First Boston, as Administrative Agent and Syndication Agent (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated January 16, 2004).

10.1.2	Warrant Agreement, dated as of January 16, 2004, between HealthSouth Corporation and Wells Fargo Bank Northwest, N.A., as Warrant Agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K dated January 16, 2004).

10.1.3	Registration Rights Agreement, dated as of January 16, 2004, among HealthSouth Corporation and the entities listed on the signature pages thereto as Holders of Warrants and Transfer Restricted Securities (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K dated January 16, 2004).

10.2.1	Amended and Restated Credit Agreement, dated as of March 21, 2005, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Deutsche Bank Trust Company Americas, as Documentation Agent (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated March 22, 2005).

10.2.2	Collateral and Guarantee Agreement dated as of March 21, 2005, between HealthSouth Corporation and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K dated March 22, 2005).

10.3	Term Loan Agreement, dated as of June 15, 2005, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. as Co-Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K dated June 15, 2005).

10.4.1	Lease Agreement, dated as of October 31, 2000, between HealthSouth Corporation and First Security Bank, National Association, as Owner Trustee under the HealthSouth Corporation Trust 2000-1.

10.4.2	Participation Agreement, dated as of October 31, 2000, among HealthSouth Corporation, First Security Bank, National Association, as Owner Trustee under the HealthSouth Corporation Trust 2000-1, the Holders and the Lenders party thereto from time to time, The Chase Manhattan Bank, UBS Warburg LLC, Deutsche Bank Securities, Inc., Deutsche Bank AG New York Branch and UBS AG, Stamford Branch.

10.5.1	Lease Agreement, dated as of December 27, 2001, between State Street Bank and Trust Company of Connecticut, National Association, as Owner Trustee for Digital Hospital Trust 2001-1, and HealthSouth Medical Center, Inc.

10.5.2	Participation Agreement, dated as of December 27, 2001, among HealthSouth Medical Center, Inc., HealthSouth Corporation, State Street Bank and Trust Company of Connecticut, National Association, as Owner Trustee for Digital Hospital Trust 2001-1, the various banks and other lending institutions which are parties thereto from time to time as Holders and Lenders, and First Union National Bank.

10.6	HealthSouth Corporation Amended and Restated 1993 Consultants Stock Option Plan.*

10.7.1	HealthSouth Corporation 1995 Stock Option Plan, as amended.*

10.7.2	Form of Non-Qualified Stock Option Agreement (1995 Stock Option Plan).*

10.8.1	HealthSouth Corporation 1997 Stock Option Plan.*

10.8.2	Form of Non-Qualified Stock Option Agreement (1997 Stock Option Plan).*

10.9.1	HealthSouth Corporation 1998 Restricted Stock Plan.*

10.9.2	Form of Restricted Stock Agreement (1998 Restricted Stock Plan).*

10.10	HealthSouth Corporation 1999 Executive Equity Loan Plan.*

10.11.1	HealthSouth Corporation 2002 Non-Executive Stock Option Plan.*

10.11.2	Form of Non-Qualified Stock Option Agreement (2002 Non-Executive Stock Option Plan).*

10.12	HealthSouth Corporation 2004 Director Incentive Plan.*

10.13	HealthSouth Corporation Executive Deferred Compensation Plan.*

10.14	HealthSouth Corporation Employee Stock Benefit Plan, as amended.*

10.15	Employment Agreement, dated as of May 3, 2004, between HealthSouth Corporation and Jay F. Grinney.*

10.16	Employment Agreement, dated as of June 30, 2004, between HealthSouth Corporation and Michael D. Snow.*

10.17	Employment Agreement, dated as of September 3, 2004, between HealthSouth Corporation and John L. Workman (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated September 3, 2004).*

10.18.1	Employment Agreement, dated as of February 1, 2004, between HealthSouth Corporation and John Markus.*

10.18.2	Amendment 1, dated as of April 14, 2004, to Employment Agreement, dated as of February 1, 2004, between HealthSouth Corporation and John Markus.*

10.19	Employment Agreement, dated as of March 15, 2004, between HealthSouth Corporation and Gregory L. Doody.*

10.20	Employment Agreement, dated as of July 1, 2004, between HealthSouth Corporation and Karen G. Davis (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated October 11, 2004).*

10.21.1	Employment Agreement, dated as of March 15, 2004, between HealthSouth Corporation and Diane L. Munson.*

10.21.2	Amendment 1, dated as of April 12, 2004, to Employment Agreement, dated as of March 15, 2004, between HealthSouth Corporation and Diane Munson.*

10.22	Employment Agreement, dated as of September 27, 2004, between HealthSouth Corporation and Mark J. Tarr (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K dated October 11, 2004).*

10.23	Employment Agreement, dated as of March 1, 2005, between HealthSouth Corporation and Joseph T. Clark (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated February 3, 2005).*

10.24	Employment Agreement, dated as of March 1, 2005, between HealthSouth Corporation and James C. Foxworthy (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K dated February 3, 2005).*

10.25	Form of Restricted Stock Agreement, dated as of March 1, 2005, between HealthSouth Corporation and each of Joel C. Gordon and Robert P. May (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K dated March 1, 2005).*

10.26	Letter Agreement, dated as of May 10, 2005, between HealthSouth Corporation and Joel C. Gordon (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K dated May 10, 2005).*

10.27	Settlement Agreement, dated as of December 30, 2004, by and among HealthSouth Corporation, the United States of America, acting through the entities named therein and certain other parties named therein (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated December 30, 2004).

10.28	Administrative Settlement Agreement, dated as of December 30, 2004, by and among the United States Department of Health and Human Services acting through the Centers for Medicare & Medicaid Services and its officers and agents, including, but not limited to, its fiscal intermediaries, and HealthSouth Corporation (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K dated December 30, 2004).

10.29	Corporate Integrity Agreement, dated as of December 30, 2004, by and among the Office of Inspector General of the Department of Health and Human Services and HealthSouth Corporation (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K dated December 30, 2004).

10.30.1	Consent of Defendant HealthSouth Corporation, dated June 1, 2005, in the lawsuit captioned Securities and Exchange Commission v. HealthSouth Corporation and Richard M. Scrushy, CV-03-J-0615-S (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K dated June 8, 2005).

10.30.2	Form of Final Judgment as to Defendant HealthSouth Corporation in the lawsuit captioned Securities and Exchange Commission v. HealthSouth Corporation and Richard M. Scrushy, CV-03-J-0615-S (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K dated June 8, 2005).

10.31	Form of Indemnity Agreement entered into between HealthSouth Corporation and its directors of HealthSouth.

10.32	Form of letter agreement with former directors.

10.33	Written description of Senior Management Bonus Program (incorporated by reference to Item 1.01 to HealthSouth’s Current Report on Form 8-K dated March 1, 2005).*

11	Computation of Per Share Earnings.

12	Computation of Ratios.

14	HealthSouth Corporation Standards of Business Conduct.

16	Letter regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 to HealthSouth’s Current Report on Form 8-K/A dated April 4, 2003).

21	Subsidiaries of HealthSouth Corporation.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

Reports on Form 8-K

Since November 14, 2002, the last date upon which we filed a Quarterly Report on Form 10-Q, we have filed or furnished information under Current Reports on Form 8-K and amendments thereto on Form 8-K/A (File Number 000-14940), as follows:

Form	Description	Filing Date
8-K	Current Report, Items 8.01 and 9.01	6-21-05

8-K	Current Report, Items 1.01, 2.03, and 9.01	6-15-05

8-K	Current Report, Items 1.01, 2.03, and 9.01	6-08-05

8-K	Current Report, Items 8.01 and 9.01	5-31-05

8-K	Current Report, Items 8.01 and 9.01	5-25-05

8-K	Current Report, Items 1.01 and 9.01	5-10-05

8-K	Current Report, Items 7.01 and 9.01	4-27-05

8-K	Current Report, Items 5.02 and 9.01	4-18-05

8-K	Current Report, Items 8.01 and 9.01	4-14-05

8-K	Current Report, Items 1.01 and 9.01	4-11-05

8-K	Current Report, Item 9.01	3-22-05

8-K	Current Report, Items 5.02 and 9.01	2-18-05

8-K	Current Report, Items 1.01 and 9.01	2-08-05

8-K	Current Report, Items 1.01 and 9.01	1-05-05

8-K	Current Report, Item 7.01	12-29-04

8-K	Current Report, Item 7.01	12-02-04

8-K	Current Report, Items 5.02 and 9.01	11-23-04

8-K	Current Report, Items 8.01 and 9.01	11-23-04

8-K	Current Report, Items 8.01 and 9.01	11-12-04

8-K	Current Report, Items 1.01 and 9.01	10-12-04

8-K	Current Report, Items 8.01 and 9.01	9-23-04

8-K	Current Report, Item 5.02	9-14-04

8-K	Current Report, Items 1.01, 5.02, and 9.01	9-10-04

8-K	Current Report, Items 5 and 7	8-20-04

8-K	Current Report, Items 5 and 7	8-19-04

8-K	Current Report, Items 5 and 7	8-17-04

8-K	Current Report, Items 5 and 7	8-03-04

8-K	Current Report, Items 12 and 9	6-30-04

8-K	Current Report, Items 5 and 7	6-30-04

8-K	Current Report, Items 5 and 7	6-25-04

Form	Description	Filing Date
8-K	Current Report, Items 5 and 7	6-24-04

8-K	Current Report, Items 5 and 7	6-23-04

8-K	Current Report, Items 5 and 7	6-22-04

8-K	Current Report, Items 5 and 7	6-21-04

8-K	Current Report, Items 5 and 7	6-18-04

8-K	Current Report, Items 5 and 7	6-14-04

8-K	Current Report, Items 5 and 7	6-08-04

8-K	Current Report, Items 5 and 7	6-07-04

8-K	Current Report, Item 9	6-01-04

8-K	Current Report, Items 5 and 7	6-01-04

8-K	Current Report, Items 5 and 7	5-28-04

8-K	Current Report, Items 5 and 7	5-25-04

8-K	Current Report, Items 5 and 7	5-24-04

8-K	Current Report, Items 5 and 7	5-21-04

8-K	Current Report, Items 5 and 7	5-14-04

8-K	Current Report, Items 5 and 7	5-13-04

8-K	Current Report, Items 5 and 7	5-07-04

8-K	Current Report, Items 5 and 7	5-03-04

8-K	Current Report, Items 5 and 7	4-29-04

8-K	Current Report, Item 9	4-22-04

8-K	Current Report, Items 5 and 7	4-15-04

8-K	Current Report, Items 5 and 7	4-14-04

8-K	Current Report, Items 5 and 7	4-02-04

8-K	Current Report, Items 7 and 9	3-16-04

8-K	Current Report, Items 5 and 7	2-02-04

8-K	Current Report, Item 9	1-20-04

8-K	Current Report, Items 5 and 7	1-20-04

8-K	Current Report, Items 5 and 7	1-16-04

8-K	Current Report, Items 5 and 7	1-12-04

8-K	Current Report, Items 5 and 7	12-02-03

8-K	Current Report, Item 9	11-24-03

8-K	Current Report, Item 9	11-07-03

8-K	Current Report, Items 5 and 7	11-03-03

8-K	Current Report, Items 7 and 9	9-18-03

Form	Description	Filing Date

8-K	Current Report, Item 5	9-11-03

8-K	Current Report, Item 9	9-04-03

8-K	Current Report, Items 5 and 7	8-12-03

8-K/A	Amended Current Report, Item 9	7-14-03

8-K	Current Report, Item 9	7-07-03

8-K	Current Report, Item 9	7-01-03

8-K	Current Report, Items 7 and 9	5-30-03

8-K	Current Report, Items 4 and 7	5-09-03

8-K	Current Report, Item 5	5-01-03

8-K	Current Report, Items 7 and 9	4-30-03

8-K/A	Amended Current Report, Items 4 and 7	4-25-03

8-K	Current Report, Items 4 and 7	4-11-03

8-K	Current Report, Item 5	4-03-03

8-K	Current Report, Item 5	3-31-03

8-K	Current Report, Item 5	3-28-03

8-K	Current Report, Item 5	3-26-03

8-K	Current Report, Item 5	3-20-03

8-K	Current Report, Item 5	3-19-03

8-K	Current Report, Items 7 and 9	3-03-03

8-K	Current Report, Item 5	2-27-03

8-K	Current Report, Item 5	2-07-03

8-K	Current Report, Items 7 and 9	1-29-03

8-K	Current Report, Item 9	1-08-03

8-K	Current Report, Item 5	1-06-03

8-K	Current Report, Items 7 and 9	11-22-02

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHSOUTH CORPORATION

By:	/S/ JAY GRINNEY
Jay Grinney President and Chief Executive Officer

Date: June 27, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ JAY GRINNEY Jay Grinney	President and Chief Executive Officer and Director	June 27, 2005

/S/ JOHN L. WORKMAN John L. Workman	Executive Vice President and Chief Financial Officer	June 27, 2005

/S/ JOHN T. QUILLE John T. Quille	Senior Vice President, Controller and Principal Accounting Officer	June 27, 2005

ROBERT P. MAY* Robert P. May	Chairman of the Board of Directors	June 27, 2005

STEVEN R. BERRARD* Steven R. Berrard	Director	June 27, 2005

EDWARD A. BLECHSCHMIDT* Edward A. Blechschmidt	Director	June 27, 2005

YVONNE M. CURL* Yvonne M. Curl	Director	June 27, 2005

CHARLES M. ELSON* Charles M. Elson	Director	June 27, 2005

JON F. HANSON* Jon F. Hanson	Director	June 27, 2005

LEO I. HIGDON, JR.* Leo I. Higdon, Jr.	Director	June 27, 2005

Signature	Capacity	Date

JOHN E. MAUPIN, JR.* John E. Maupin, Jr.	Director	June 27, 2005

Richard M. Scrushy	Director

*By:	/S/ GREGORY L. DOODY
Gregory L. Doody Attorney-in-Fact

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated balance sheets as of December 31, 2003, 2002, 2001, and 2000	F-3
Consolidated statements of operations for each of the years in the four year period ended December 31, 2003	F-5
Consolidated statements of changes in shareholders’ equity (deficit) and comprehensive income (loss) for each of the years in the four year period ended December 31, 2003	F-6
Consolidated statements of cash flows for each of the years in the four year period ended December 31, 2003	F-8
Notes to consolidated financial statements	F-11

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

HealthSouth Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of HealthSouth Corporation and its subsidiaries (collectively, the “Company”) at December 31, 2003, 2002, 2001 and 2000, and the results of their operations and their cash flows for each of the four years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2001 and 2000 consolidated financial statements. Such consolidated financial statements, before the restatement referred to above, were reported on by another independent registered public accounting firm that has subsequently withdrawn its opinion on these consolidated financial statements.

As discussed in Note 1, the Company has not presented the selected quarterly financial data as required by Item 302(a) of Regulation S-K that the Securities and Exchange Commission requires as supplementary information to the basic financial statements.

The Company has significant recurring losses from operations, a significant shareholders’ deficit and, as discussed in Note 3 to the consolidated financial statements, significant debt repayment and other obligations.

As discussed in Notes 6, 7, 9, and 20 to the consolidated financial statements, the Company has had significant transactions with related parties.

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for goodwill and other intangible assets as of January 1, 2002. As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for asset retirement obligations as of January 1, 2003.

/s/    PricewaterhouseCoopers LLP

Birmingham, AL

June 27, 2005

HealthSouth Corporation and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$472,781	$90,727	$62,986	$62,367
Current portion of restricted cash	145,557	24,031	20,383	2,130
Marketable securities	—	3,330	4,254	28,410
Accounts receivable, net of allowance for doubtful accounts of $340,545 in 2003; $333,046, in 2002; $322,062 in 2001; and $302,485 in 2000	496,708	534,397	584,809	611,682
Due from related parties	—	9,381	4,602	619
Prepaid expenses	41,065	32,906	20,586	20,508
Other current assets	90,470	80,421	77,222	47,530
Current assets of discontinued operations	30,213	22,389	31,303	38,245

Total current assets	1,276,794	797,582	806,145	811,491
Property and equipment, net	1,466,753	1,715,834	1,768,140	1,833,876
Goodwill	902,995	1,232,916	1,252,997	1,394,115
Intangible assets, net	82,028	99,130	146,454	179,655
Investment in and advances to nonconsolidated affiliates	49,553	83,620	74,699	71,131
Assets of discontinued operations	8,253	79,306	84,605	89,128
Due from related parties	50	259	1,424	5,555
Income tax refund receivable	295,483	399,704	320,056	228,907
Deferred income tax assets	27,216	20,494	19,486	21,572
Other long-term assets	87,133	104,171	104,260	99,946

Total assets	$4,196,258	$4,533,016	$4,578,266	$4,735,376

(Continued)

HealthSouth Corporation and Subsidiaries

Consolidated Balance Sheets (Continued)

	As of December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
	(In Thousands, Except Share Data)
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$395,109	$467,842	$134,743	$71,701
Checks issued in excess of bank balance	31,397	95,432	152,934	100,401
Accounts payable	122,084	134,366	145,619	224,769
Accrued payroll	110,780	107,742	98,196	91,772
Accrued interest payable	42,649	43,587	44,532	33,726
Due to related parties	452	13,086	8,130	5,323
Other current liabilities	340,605	336,314	257,796	246,529
Deferred tax liabilities	61,306	80,140	48,534	41,219
Current liabilities of discontinued operations	6,776	11,950	10,572	16,515

Total current liabilities	1,111,158	1,290,459	901,056	831,955
Long-term debt, net of current portion	3,126,958	3,040,378	3,424,481	3,579,177
Professional liability risks	165,419	132,238	108,007	111,690
Deferred revenue	1,285	4,696	3,071	4,087
Liabilities of discontinued operations	722	5,464	7,226	7,847
Government and class action settlements	425,800	325,000	—	—
Other long-term liabilities	102,378	68,124	69,441	19,664

	4,933,720	4,866,359	4,513,282	4,554,420

Commitments and contingencies
Minority interest in equity of consolidated affiliates	226,375	195,416	176,493	145,271

Shareholders’ equity (deficit):
Preferred stock, $.10 par value; 1,500,000 shares authorized; none issued and outstanding	—	—	—	—
Common stock, $.01 par value; 600,000,000 shares authorized; issued: 438,992,279 in 2003; 438,957,279 in 2002; 431,381,036 in 2001; and 427,019,196 in 2000	4,390	4,390	4,314	4,270
Capital in excess of par value	2,822,802	2,824,479	2,769,797	2,724,295
Accumulated deficit	(3,468,363)	(3,033,806)	(2,566,982)	(2,375,757)
Accumulated other comprehensive (loss) income	(943)	(703)	(467)	7,576
Treasury stock, at cost (42,807,880 shares in 2003; 42,808,530 shares in 2002; 38,873,360 shares in 2001; 38,831,965 shares in 2000)	(307,751)	(307,758)	(288,243)	(287,552)
Due from ESOP	—	(1,389)	(2,281)	(4,680)
Notes receivable from shareholders, officers, and management employees	(13,972)	(13,972)	(27,647)	(32,467)

Total shareholders’ equity (deficit)	(963,837)	(528,759)	(111,509)	35,685

Total liabilities and shareholders’ equity (deficit)	$4,196,258	$4,533,016	$4,578,266	$4,735,376

The accompanying notes to consolidated financial

statements are an integral part of these balance sheets.

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Operations

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
	(In Thousands, Except Per Share Data)
Net operating revenues	$3,957,604	$3,960,142	$3,553,057	$3,498,836

Operating expenses:
Salaries and benefits	1,716,995	1,745,322	1,618,546	1,627,583
Professional and medical director fees	87,375	103,980	85,384	89,423
Supplies	399,560	361,825	333,835	342,855
Other operating expenses	863,444	916,617	862,620	842,916
Provision for doubtful accounts	133,836	137,060	100,620	189,811
Depreciation and amortization	200,195	237,775	353,657	359,003
(Gain) loss on disposal of assets	(13,225)	87,043	35,193	104,798
Impairment of goodwill	335,623	—	—	—
Impairment of intangible assets	—	22,163	—	—
Impairment of long-lived assets	132,722	95,480	438	10,387
Government and class action settlements expense	170,949	347,716	—	8,248
Professional fees—reconstruction and restatement	70,558	—	—	—

Total operating expenses	4,098,032	4,054,981	3,390,293	3,575,024
(Gain) loss on early extinguishment of debt	(2,259)	(9,644)	5,136	1,615
Interest expense and amortization of debt discount	268,443	255,035	311,386	290,838
Interest income	(7,323)	(6,881)	(7,497)	(8,717)
Loss (gain) on sale of investments	15,811	(12,491)	651	34,572
Equity in net income of nonconsolidated affiliates	(15,769)	(15,320)	(16,909)	(27,351)
Minority interests in earnings of consolidated affiliates	99,456	90,359	60,679	71,062

Loss from continuing operations before income tax expense and cumulative effect of accounting change	(498,787)	(395,897)	(190,682)	(438,207)
Provision for income tax (benefit) expense	(42,419)	21,221	(28,244)	(76,584)

Loss from continuing operations before cumulative effect of accounting change	(456,368)	(417,118)	(162,438)	(361,623)
Income (loss) from discontinued operations, net of income tax expense	24,267	(1,517)	(28,787)	(2,620)

Loss before cumulative effect of accounting change	(432,101)	(418,635)	(191,225)	(364,243)
Cumulative effect of accounting change, net of income tax expense	(2,456)	(48,189)	—	—

Net loss	$(434,557)	$(466,824)	$(191,225)	$(364,243)

Weighted average common shares outstanding:
Basic	396,132	395,520	390,485	386,626

Diluted	405,831	408,321	415,163	407,061

Basic and diluted loss per share:
Loss from continuing operations before cumulative effect of accounting change	$(1.15)	$(1.06)	$(0.42)	$(0.93)
Discontinued operations, net of tax	0.06	Nil	(0.07)	(0.01)

Loss per share before cumulative effect of accounting change	(1.09)	(1.06)	(0.49)	(0.94)
Cumulative effect of accounting change	(0.01)	(0.12)	—	—

Net loss per common share	$(1.10)	$(1.18)	$(0.49)	$(0.94)

The accompanying notes to consolidated financial

statements are an integral part of these statements.

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
	(In Thousands)
NUMBER OF COMMON SHARES OUTSTANDING
Balance at beginning of year	396,149	392,508	388,187	386,836
Stock issued to employees exercising stock options	359	7,646	4,434	1,949
Purchase of treasury stock	—	(3,938)	(43)	(400)
Conversion of convertible notes	—	—	3	—
Cancellation of restricted stock	(325)	(75)	(75)	(200)
Re-issuance of treasury stock	1	3	2	2
Other issuances of treasury stock	—	5	—	—

Balance at end of year	396,184	396,149	392,508	388,187

COMMON STOCK
Balance at beginning of year	$4,390	$4,314	$4,270	$4,253
Stock issued to employees exercising stock options	3	77	45	19
Restricted stock and other stock plans, less cancellations	(3)	(1)	(1)	(2)

Balance at end of year	$4,390	$4,390	$4,314	$4,270

CAPITAL IN EXCESS OF PAR VALUE
Balance at beginning of year	$2,824,479	$2,769,797	$2,724,295	$2,700,052
Stock issued to employees exercising stock options	1,259	31,010	32,474	14,768
Conversion of common stock due to acquisitions	—	69	92	—
Income tax benefit from employees’ stock option and restricted stock plans	—	24,446	12,228	1,977
Stock-based compensation	—	(1,356)	(216)	6,374
Re-issuance of treasury stock	(7)	(30)	(18)	(18)
Restricted stock and other stock plans, less amortization and cancellations	3	1	1	2
Amortization of restricted stock	(2,932)	542	941	1,140

Balance at end of year	$2,822,802	$2,824,479	$2,769,797	$2,724,295

ACCUMULATED DEFICIT
Balance at beginning of year	$(3,033,806)	$(2,566,982)	$(2,375,757)	$(2,011,514)
Net loss	(434,557)	(466,824)	(191,225)	(364,243)

Balance at end of year	$(3,468,363)	$(3,033,806)	$(2,566,982)	$(2,375,757)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	$(703)	$(467)	$7,576	$891
Net foreign currency translation adjustment, net of income tax expense	(31)	33	3,198	(4,130)
Net change in unrealized gain (loss) on available-for-sale securities, net of income tax expense	(209)	(269)	(11,241)	10,815

Net other comprehensive income adjustments	(240)	(236)	(8,043)	6,685

Balance at end of year	$(943)	$(703)	$(467)	$7,576

TREASURY STOCK
Balance at beginning of year	$(307,758)	$(288,243)	$(287,552)	$(285,550)
Purchase of treasury stock	—	(19,545)	(709)	(2,020)
Re-issuance of treasury stock	7	30	18	18

Balance at end of year	$(307,751)	$(307,758)	$(288,243)	$(287,552)

(Continued)

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Continued)

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
	(In Thousands)
DUE FROM EMPLOYEE STOCK OWNERSHIP PLAN
Balance at beginning of year	$(1,389)	$(2,281)	$(4,680)	$(6,513)
Reduction in receivable from ESOP	1,389	1,296	2,699	2,486
Change in obligation to redeem ESOP shares	—	(404)	(300)	(653)

Balance at end of year	$—	$(1,389)	$(2,281)	$(4,680)

NOTES RECEIVABLE FROM SHAREHOLDERS, OFFICERS, AND MANAGEMENT EMPLOYEES
Balance at beginning of year	$(13,972)	$(27,647)	$(32,467)	$(39,334)
Repayments	—	12,490	4,820	6,867
Reserve for uncollectible amount	—	1,185	—	—

Balance at end of year	$(13,972)	$(13,972)	$(27,647)	$(32,467)

Total shareholders’ equity (deficit)	$(963,837)	$(528,759)	$(111,509)	$35,685

COMPREHENSIVE LOSS
Net loss	$(434,557)	$(466,824)	$(191,225)	$(364,243)
Net other comprehensive (loss) income adjustments	(240)	(236)	(8,043)	6,685

TOTAL COMPREHENSIVE LOSS	$(434,797)	$(467,060)	$(199,268)	$(357,558)

The accompanying notes to consolidated financial

statements are an integral part of these statements.

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
	(In Thousands)
Cash flows from operating activities:
Loss from continuing operations after cumulative effect of accounting change	$(458,824)	$(465,307)	$(162,438)	$(361,623)

Adjustments to reconcile net loss from continuing operations to net cash provided by continuing operating activities-
Cumulative effect of accounting change, net of income tax expense	2,456	48,189	—	—
Provision for doubtful accounts	133,836	137,060	100,620	189,811
Provision for government and class action settlements	170,949	347,716	—	8,248
Depreciation and amortization	200,195	237,775	353,657	359,003
Amortization of debt issue costs and debt discount	7,831	9,200	8,320	5,821
Amortization of restricted stock	(2,932)	542	941	1,140
Impairment of long-lived assets, goodwill, and intangible assets	468,345	117,643	438	10,387
Realized loss (gain) on sale of investments	(9,575)	(9,578)	(18,804)	15,013
(Gain) loss on disposal of assets	(13,225)	87,043	35,193	104,798
(Gain) loss on early extinguishment of debt	(2,259)	(9,644)	5,136	1,615
Loss on syndication of equity interests in joint venture entities	25,386	(2,913)	19,455	19,559
Equity in net income of nonconsolidated affiliates	(15,769)	(15,320)	(16,909)	(27,351)
Minority interests in earnings of consolidated affiliates	99,456	90,359	60,679	71,062
Distributions from nonconsolidated affiliates	8,561	17,644	10,725	16,364
Stock based compensation	—	(1,356)	(216)	6,374
Deferred tax (benefit) provision	(25,556)	30,598	9,401	15,038
Decrease (increase) in assets, net of acquisitions-
Accounts receivable	(96,147)	(85,347)	(50,966)	(217,620)
Prepaid expenses	(8,159)	(12,312)	(74)	4,550
Other assets	32,075	18,465	(14,417)	(4,161)
Due from related parties	9,590	(3,614)	148	(661)
Income tax refund receivable	104,221	(55,202)	(78,921)	(88,550)
Increase (decrease) in liabilities, net of acquisitions-
Accounts payable	(12,282)	(11,253)	(79,150)	32,014
Accrued payroll	3,038	9,546	6,424	(7,267)
Accrued interest payable	(938)	(945)	10,806	(339)
Other liabilities	(33,996)	58,593	60,990	91,521
Due to related parties	(12,634)	4,956	2,807	4,914
Professional liability risks	33,181	24,231	(3,683)	(22,207)
Deferred revenue	(3,411)	3,354	(1,016)	608

Total adjustments	1,062,237	1,035,430	421,584	589,684

Net cash provided by operating activities	603,413	570,123	259,146	228,061

(Continued)

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
	(In Thousands)
Cash flows from investing activities:
Capital expenditures	(146,941)	(310,065)	(243,717)	(249,654)
Acquisition of businesses, net of cash acquired	—	(23,129)	(4,071)	(76,632)
Proceeds from disposal of assets	60,158	9,604	128,459	46,185
Proceeds from sale and maturities of investments	3,698	1,167	31,971	—
Purchase of investments	—	—	(500)	—
Proceeds from sale of equity interests of nonconsolidated affiliates	37,788	2,222	236	—
Repurchase of equity interests of nonconsolidated affiliates	(750)	(14,485)	(1,811)	(7,670)
Advances to nonconsolidated affiliates, net of cash received	157	775	332	926
Proceeds from sale of equity interests of consolidated affiliates	14,999	10,571	14,494	11,819
Repurchase of equity interests of consolidated affiliates	(6,834)	(9,984)	(10,579)	(11,181)
Net change in restricted cash	(150,826)	7,662	(29,563)	(531)

Net cash used in investing activities	(188,551)	(325,662)	(114,749)	(286,738)

Cash flows from financing activities:
Checks in excess of bank balance	(64,035)	(57,502)	52,533	26,476
Principal borrowings on notes	5,880	1,460	91,432	30,262
Proceeds from bond issuance	—	993,000	974,328	347,682
Principal payments on debt	(87,743)	(658,585)	(49,015)	(311,085)
Net change in revolving credit facility	160,000	(385,000)	(1,115,000)	30,000
Principal payments under capital lease obligations	(30,807)	(27,661)	(23,575)	(19,420)
Proceeds from exercising stock options	1,263	31,087	32,519	14,787
Purchase of treasury stock	—	(8,064)	(709)	(2,020)
Debt issuance costs	—	(24,020)	(18,337)	(20,381)
Proceeds from payment on notes receivable from shareholders, officers, and management employees	—	1,009	4,820	6,867
Reduction in receivable from ESOP	1,389	1,296	2,699	2,486
Redemption of ESOP shares	—	(404)	(300)	(653)
Distributions to minority interests of consolidated affiliates	(96,285)	(95,701)	(76,044)	(57,913)

Net cash (used in) provided by financing activities	(110,338)	(229,085)	(124,649)	47,088

(Continued)

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
	(In Thousands)
Net cash provided by (used in) discontinued operations	77,580	12,312	(23,886)	(19,181)

Effect of exchange rate changes on cash and cash equivalents	(50)	53	4,757	(4,130)

Increase (decrease) in cash and cash equivalents	382,054	27,741	619	(34,900)
Cash and cash equivalents at beginning of year	90,727	62,986	62,367	97,267

Cash and cash equivalents at end of year	$472,781	$90,727	$62,986	$62,367

Supplemental cash flow information:
Cash paid (received) during the year for-
Interest, net of amounts capitalized	$269,381	$255,981	$300,579	$291,777
Income taxes (refund)	(107,100)	44,900	24,100	(5,300)
Supplemental schedule of noncash investing and financing activities:
Acquisition of businesses-
Fair value of assets acquired	—	8,875	2,239	41,455
Goodwill	—	16,627	2,918	47,975
Fair value of liabilities assumed	—	(37)	(805)	(8,142)
Noncompete agreements	—	(2,336)	(281)	(3,365)
Notes Payable	—	—	—	(1,291)

Net cash paid for acquisitions	—	23,129	4,071	76,632
Re-issuance of treasury stock	7	30	18	18
Restricted stock cancellation	3	1	1	2
Reduction of notes receivable from shareholders, officers, and management employees through return of common stock	—	11,481	—	—
Unrealized (loss) gain on available-for-sale securities	(330)	(424)	(15,348)	14,683
Property and equipment acquired through capital leases	2,123	38,202	29,137	25,659
Termination of capital leases	37,061	—	—	—
Deferred gains on sale leaseback transactions	—	1,729	—	2,561
Notes receivable received from asset sales	—	—	22,701	—
Goodwill from repurchase of equity interests of joint venture entities	5,466	6,635	16,760	15,893

The accompanying notes to consolidated financial

statements are an integral part of these statements.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies:

Organization and Description of Business-

HealthSouth Corporation, incorporated in Delaware in 1984, and its subsidiaries, is one of the largest providers of ambulatory surgery, outpatient, diagnostic, and rehabilitative health care services in the United States. References herein to “HealthSouth”, the “Company”, “we”, “our”, or “us” refer to HealthSouth Corporation and its subsidiaries unless the context specifically requires otherwise. We provide these services through a national network of inpatient and outpatient rehabilitation facilities, long-term acute care hospitals, ambulatory surgery centers, diagnostic centers, medical centers, and other healthcare facilities.

As of December 31, 2004, we operated 94 inpatient rehabilitation facilities (“IRFs”) (including freestanding rehabilitation hospitals, and rehabilitation units within acute-care hospitals) with approximately 6,700 licensed beds. We are the sole owner of 65 IRFs. We retain 50% to 97.5% ownership in 29 jointly owned IRFs. Our IRFs are located in 28 states, with a concentration of facilities in Texas, Pennsylvania, Florida, Tennessee, and Alabama, as well as a 70-bed rehabilitation hospital in Australia and a 32-bed rehabilitation facility in Puerto Rico. In addition, we operate 13 inpatient facilities and 2 Gamma Knives through management contracts. We also provided management services to a rehabilitation hospital in Saudi Arabia. Effective October 2004, we terminated that agreement.

We operated 9 long-term acute care hospitals (“LTCHs”) (7 freestanding and 2 hospital-within-hospital facilities), 8 of which we own and the other is a joint venture in which we have retained a 60% ownership interest. One LTCH was not certified as an LTCH until April 1, 2005, but was operating as an acute care hospital in transition.

We provide outpatient rehabilitative health care services through approximately 804 locations in 44 states, with a concentration of centers in Florida, Texas, New Jersey, New York, and Missouri. These facilities include freestanding outpatient centers, and outpatient facilities managed under contract. In addition, our Inpatient segment provides outpatient services through 155 facilities located within IRFs or in satellite offices near IRFs. The Inpatient segment also operates 11 outpatient facilities under management agreements and 152 outpatient satellites of inpatient facilities.

We provide ambulatory (i.e., outpatient) surgery services through 177 freestanding surgery centers and three surgical hospitals in 36 states, with a concentration of centers in California, Texas, Florida, North Carolina, and Pennsylvania. We operate our surgery centers as general or limited partnerships or limited liability companies in which HealthSouth or one of our subsidiaries serves as the general partner, limited partner, member, or managing member. Our partners in these entities are generally licensed physicians, oral surgeons, and podiatrists.

We operate 96 diagnostic centers in 26 states and the District of Columbia, with a concentration of centers in Texas, Washington, D.C., Alabama, Georgia, and Florida.

We also offer employer services, which are solutions that aim to help improve workplace performance and productivity, creating a health-enhancing culture, and meeting the medical care needs of employers. We also provide management services for other healthcare providers, including physician services.

Commencing in March 2003, the Company undertook a comprehensive review of its previously issued consolidated financial statements and determined that those consolidated financial statements were not prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result of this review, the Company has restated its previously issued consolidated financial statements for the

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

fiscal years ended December 31, 2001 and 2000. The consolidated financial statements contained herein for the fiscal years ended December 31, 2001 and 2000 include the effects of these restatements. (See Note 2, Restatement and Reclassification of Previously Issued Consolidated Financial Statements.)

Basis of Presentation and Consolidation-

The accompanying consolidated financial statements of HealthSouth and its subsidiaries were prepared in accordance with GAAP and include the assets, liabilities, revenues, and expenses of all wholly-owned subsidiaries, majority-owned subsidiaries over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest.

As of December 31, 2003, we have investments in approximately 459 partially-owned subsidiaries, of which approximately 436 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of our subsidiaries is a general or limited partner, managing member, or joint venturer, as applicable. We evaluate partially-owned subsidiaries and joint-ventures held in partnership form in accordance with the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 78-9, Accounting for Investments in Real Estate Ventures, and Emerging Issues Task Force (“EITF”) Issue No. 98-6, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Approval or Veto Rights,” to determine whether the rights held by other investors constitute “important rights” as defined therein.

For partially-owned subsidiaries or joint ventures held in corporate form, we consider the guidance of Financial Accounting Standards Board (“FASB”) No. 94, Consolidation of All Majority-Owned Subsidiaries, and EITF Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights,” and, in particular, whether rights held by other investors would be viewed as “participating rights” as defined therein. To the extent that any minority investor has important rights in a partnership or participating rights in a corporation that inhibit our ability to control the corporation, including substantive veto rights, we generally will not consolidate the entity.

We use the equity method to account for our investments in entities that we do not control, but have the ability to exercise significant influence over operating and financial policies. Consolidated net income includes our Company’s share of the net earnings of these entities. The difference between consolidation and the equity method impacts certain financial ratios of the Company because of the presentation of the detailed line items reported in the consolidated financial statements for consolidated entities compared to a one line presentation of equity method investments.

We use the cost method to account for our investments in entities that we do not control and for which we do not have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, these investments are recorded at the lower of cost or fair value, as appropriate.

We eliminate from our financial results all significant intercompany accounts and transactions, including the intercompany portion of accounts and transactions with equity method investees.

Use of Estimates and Assumptions-

The preparation of our consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

and expenses during the reporting periods. Significant estimates and assumptions are used for, but not limited to: (a) allowance for contractual revenue adjustments; (b) allowance for doubtful accounts; (c) asset impairments, including goodwill; (d) depreciable lives of assets; (e) useful lives of intangible assets; (f) economic lives and fair value of leased assets; (g) income tax valuation allowances; (h) fair value of stock options; (i) reserves for professional, workers’ compensation, and comprehensive general insurance liability risks, and (j) contingency and litigation reserves. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluation, as considered necessary. Actual results could differ from those estimates.

Risks and Uncertainties-

HealthSouth operates in a highly regulated industry and is required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. These laws and regulations relate to, among other things:

•	Licensure, certification, and accreditation

•	Billing for services

•	Relationships with physicians and other referral sources, including physician self-referral and fraud and abuse

•	Cost reports

•	Adequacy and quality of medical care

•	Quality of medical equipment and services

•	Qualifications, maintenance, and security issues associated with medical records

•	Operating policies and procedures

•	Addition of facilities and services

Many of these laws and regulations are expansive, and we do not have the benefit of significant regulatory or judicial interpretation of them. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our investment structure, facilities, equipment, personnel, services, capital expenditure programs, operating procedures, and contractual arrangements.

If we fail to comply with applicable laws and regulations, we could be subjected to liabilities, including (a) criminal penalties, (b) civil penalties, including monetary penalties and the loss of our licenses to operate one or more of our facilities, and (c) exclusion or suspension of one or more of our facilities from participation in the Medicare, Medicaid, and other federal and state health care programs.

Like other healthcare providers, we face a changing reimbursement environment. In particular, the recent revision of the so-called “75% Rule” has had and will have an effect on the operations of our Inpatient segment. The revised 75% Rule, which stipulates the Medicare classification criteria a facility is required to meet to be considered an IRF by Medicare, became effective July 1, 2004. The revised 75% Rule generally provides that to be considered an IRF, 75% of a facility’s total patient population must require intensive rehabilitation services associated with

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

treatment of at least one of 13 designated medical conditions. As a practical matter, this means that we will have to reduce the number of non-qualifying patients treated at our IRFs, and we will have to replace those patients with patients that need treatment for one of the 13 designated medical conditions. The revised 75% Rule will be phased in over a period that began on July 1, 2004 and will end (i.e., full compliance will be required) for cost reporting periods beginning on or after July 1, 2007.

Our Inpatient operating segment has begun to reduce admissions at several locations in an attempt to ensure compliance with the revised 75% Rule. Although we are taking steps to mitigate the impact of the revised 75% rule on our operations, we expect this reduction in patient census to have a material adverse impact on the Inpatient segment’s net operating revenues going forward.

As described more fully below (See Note 22, SEC Settlement), we recently settled a lawsuit brought by the United States Securities and Exchange Commission (the “SEC”) relating to our financial reporting practices prior to March 2003. Investigations by the criminal division of the United States Department of Justice (the “DOJ”) and the United States’ Attorney’s Office for the Northern District of Alabama are ongoing. While we are fully cooperating with the SEC, the DOJ, and other governmental authorities in their investigations, we cannot predict the outcome of those investigations. Such investigations could have a material adverse effect on us, the trading prices of our securities, and our ability to access the capital markets. If we were convicted of a crime, certain contracts and licenses that are material to our operations may be revoked which would severely affect our business.

A number of lawsuits have been brought against us involving our accounting practices, coverage under our directors and officers insurance policies, and various other outstanding securities, derivative, regulatory, and qui tam (i.e., whistleblower) litigation. (See Note 23, Contingencies and Other Commitments.) We cannot predict the ultimate outcome of any litigation. Substantial damages or other monetary remedies assessed against us could have a material adverse effect on our business, results of operations, financial condition, and cash flows. If the insurance companies are successful in rescinding or denying coverage to HealthSouth and/or some of our current and former directors and officers, our ability to reach a settlement with plaintiffs in the securities, derivative, Employee Retirement Income Security Act of 1974 (“ERISA”), and other litigation could be adversely affected. The failure to reach a settlement could have a material adverse effect on our business, results of operations, financial condition, and cash flows. In addition, given the size and nature of our business, we are subject from time to time to various other lawsuits which, depending on their outcome, may have a negative effect on us.

Self-Insured Risk-

We insure a substantial portion of our professional, general liability, workers’ compensation and Digital Hospital (See Note 7, Property and Equipment) construction risks through a self-insured retention program (“SIR”), insured by our consolidated wholly-owned offshore captive insurance subsidiary, HCS, Ltd., which we fund annually. HCS, Ltd., established in the fourth quarter of 2000, is located in the Cayman Islands and is an independent insurance company licensed by the Cayman Island Monetary Authority. We use HCS, Ltd. to fund part of our first layer of insurance coverage up to $60 million. Risks in excess of specified limits per claim and in excess of our aggregate SIR amount are covered by unrelated commercial carriers.

We primarily insure each of our facilities for professional and general liability losses through Columbia Casualty, a CNA company, for $1 million per claim/$3 million aggregate. These limits are applied towards a maximum limit of $6 million per claim under our SIR. In addition, ACE provides primary workers’ compensation insurance for each of our facilities under either a policy with a high deductible or as a third party administrator for self-insured claims. In both cases, our retained risk ranges from $250,000 to $1,000,000 per

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

claim. Pursuant to indemnification agreements between us, HCS, Ltd., CNA, and ACE, CNA and ACE are entitled to be indemnified by HCS, Ltd. for the primary coverage provided.

Reserves for professional, general liability, and workers’ compensation risks were $208.1 million, $191.4 million, $170.7 million, and $158.2 million at December 31, 2003, 2002, 2001, and 2000, respectively. The current portion of this reserve, $40.5 million, $47.3 million, $54.9 million, and $39.2 million at December 31, 2003, 2002, 2001, and 2000, respectively, is included in Other current liabilities in the consolidated balance sheets. Provisions for losses related to liability risks were $65.4 million, $78.9 million, $54.4 million, and $54.6 million for the years ended December 31, 2003, 2002, 2001, and 2000, respectively, and are classified in Other operating expenses in our consolidated statements of operations.

Provisions for these self insured risks are based upon actuarially determined estimates. Loss and loss expense reserves represent the estimated ultimate net cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. The changes to the estimated reserve amounts are included in current operating results. The reserves for professional liability risks cover approximately 2,000 individual claims at December 31, 2003, 2002, 2001, and 2000 and estimates for potential unreported claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During 2003, 2002, 2001, and 2000, $40.5 million, $51.9 million, $40.2 million, and $25.9 million, respectively, of payments (net of reinsurance recoveries of $8.2 million, $6.2 million, $1.7 million, and $4.3 million, respectively) were made for liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in reserve estimates, management believes the reserves for losses and loss expenses are adequate; however, there can be no assurance that the ultimate liability will not exceed management’s estimates.

The obligations covered by excess contracts remain on the balance sheet, as the subsidiary or parent remains liable to the extent that the excess carriers do not meet their obligations under the insurance contracts. The amounts receivable under the excess contracts of $36.8 million, $41.3 million, $36.9 million, and $23.1 million at December 31, 2003, 2002, 2001, and 2000, respectively, are included in other assets.

Revenue Recognition-

Revenues consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payors, including federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Contractual payment terms for managed care agreements are generally based upon predetermined rates per diagnosis, per diem rates, or discounted fee-for-service rates. Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as adjustments become estimable or as the service years are no longer subject to audit, review, or investigation. Other operating revenues, which include revenue from cafeteria, gift shop, rental income, conference center, and management and administrative fees, approximated 5.1%, 5.3%, 6.4%, and 7.0% of net operating revenues for the years ended December 31, 2003, 2002, 2001, and 2000, respectively.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation, and are routinely modified for provider reimbursement. All healthcare providers participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each facility to program beneficiaries. Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to HealthSouth under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. The estimated third-party settlements (liability) or receivables as of December 31, 2003, 2002, 2001, and 2000 were approximately $(6.8) million, $(12.0) million, $39.9 million and $25.7 million, respectively. The net liabilities are classified in Other current liabilities and the net receivable amounts are included in Accounts receivable in the accompanying consolidated balance sheets. (See Note 21, Medicare Program Settlement.)

The United States Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration) (“CMS”) has been granted authority to suspend payments, in whole or in part, to Medicare providers if CMS possesses reliable information that an overpayment, fraud, or willful misrepresentation exists. If CMS suspects that payments are being made as the result of fraud or misrepresentation, CMS may suspend payment at any time without providing us with prior notice. The initial suspension period is limited to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the United States Department of Health & Human Services Office of Inspector General or the DOJ. Therefore, we are unable to predict if or when we may be subject to a suspension of payments by the Medicare and/or Medicaid programs, the possible length of the suspension period, or the potential cash flow impact of a payment suspension. Any such suspension would adversely impact our financial condition.

We provide care to patients who are financially unable to pay for the health care services they receive, and because we do not pursue collection of amounts determined to qualify as charity care, such amounts are not recorded as revenues.

Cash and Cash Equivalents-

Cash and cash equivalents include highly liquid investments with maturities of three months or less when purchased. Carrying values of cash and cash equivalents approximate fair value due to the short-term nature of these instruments. Certificates of deposit included in cash and cash equivalents at December 31, 2003, 2002, 2001, and 2000 approximated $1.2 million, $3.0 million, $2.0 million, and $1.2 million, respectively.

Restricted Cash-

As of December 31, 2003, 2002, 2001, and 2000, restricted cash consisted of the following:

	As of December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Affiliate cash accounts	$96,692	$—	$—	$—
Self-insured captive funds	59,905	22,247	30,614	1,502
Paid loss deposit fund	15,969	—	—	—
Non-US based operations	2,291	1,784	1,079	628

Total restricted cash	174,857	24,031	31,693	2,130
Less current portion	(145,557)	(24,031)	(20,383)	(2,130)

Restricted cash, less current portion	$29,300	$—	$11,310	$—

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Affiliate cash accounts represent cash accounts maintained by partnerships in which we participate where one or more of the external partners have requested that the partnership’s cash not be commingled with other corporate cash accounts. Self-insured captive funds represent cash held at our wholly-owned insurance captive, HCS Ltd., in the Cayman Islands. HCS handles professional liability, workers’ compensation, and other insurance claims on behalf of HealthSouth. These funds are committed to third party administrators for claims incurred. Paid loss deposit fund represents cash collateralized deposits for surety bonds related to HealthSouth’s workers’ compensation plans and are a requirement of the applicable insurance companies. Non-US based operations represents cash maintained by our inpatient rehabilitation facility in Australia.

The noncurrent portion of restricted cash is included in Other long-term assets in the accompanying consolidated balance sheets. Restricted cash includes certificates of deposit of approximately $56.3 million at December 31, 2003.

Accounts Receivable-

HealthSouth reports accounts receivable at estimated net realizable amounts from services rendered from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, workers’ compensation, employers, and patients. Our accounts receivable are geographically dispersed, but a significant portion of our revenues are concentrated by type of payors. The concentration of net accounts receivable by payor class, as a percentage of total net accounts receivable as of the end of each of the reporting periods, is as follows:

	As of December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Medicare	27.7%	23.8%	22.9%	21.3%
Medicaid	4.1	4.2	3.5	3.6
Workers’ compensation	10.2	11.2	11.5	12.0
Managed care and other discount plans	36.8	39.9	39.9	41.8
Other third party payors, including patients	21.2	20.9	22.2	21.3

Total	100.0%	100.0%	100.0%	100.0%

During the years ended December 31, 2003, 2002, 2001, and 2000, approximately 42.7%, 37.8%, 31.4%, and 29.1%, respectively of our revenues related to patients participating in the Medicare program. We recognize that revenues and accounts receivable from government agencies are significant to our operations, but we do not believe there is significant credit risks associated with these government agencies. Because Medicare traditionally pays claims faster than our other third-party payors, the percentage of our Medicare charges in accounts receivable is less than the percentage of our Medicare revenues. HealthSouth does not believe that there are any other significant concentrations of revenues from any particular payor that would subject it to any significant credit risks in the collection of its accounts receivable.

Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. We write off uncollectible accounts against the allowance for doubtful accounts after exhausting collection efforts and adding subsequent recoveries. Net accounts receivable include only those amounts we estimate we will collect.

For each of the four years ended December 31, 2003, we performed an analysis of our historical cash collection patterns and considered the impact of any known material events in determining the allowance for

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

doubtful accounts. In performing our analysis, we considered the impact of any adverse changes in general economic conditions, business office operations, payor mix, or trends in federal or state governmental health care coverage. At December 31, 2003, our allowance for doubtful accounts represented approximately 40.7% of the $837 million total patient due accounts receivable balance.

Marketable Securities-

In accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, we recorded all debt investments and equity securities with readily determinable fair values and for which we did not exercise significant influence as available-for-sale securities. We carried the available-for-sale securities at fair value and reported unrealized holding gains or losses, net of income taxes, in accumulated other comprehensive income (loss), which is a separate component of shareholders’ equity. We recognize realized gains and losses in our consolidated statements of income using the specific identification method. As of December 31, 2003, we had sold our portfolio of marketable securities.

Property and Equipment-

We report land, buildings, improvements, and equipment at cost, net of asset impairment, and assets under capital lease obligations at the present value of the aggregate future minimum lease payments at the beginning of the lease term. We depreciate our assets using the straight-line method over the shorter of the estimated useful life of the assets or life of the lease term, excluding any lease renewals, unless the lease renewals are reasonably assured. Useful lives are as follows:

Years
Buildings	20-30
Leasehold improvements	5-19
Furniture, fixtures, and equipment	3-10
Assets under capital lease obligations:
Real estate	10-30
Equipment	3-7

Maintenance and repairs of property and equipment are expensed as incurred. We capitalize replacements and betterments that increase the estimated useful life of an asset. We capitalize interest expense on major construction and development projects while in progress. In 2001, we began construction of a 219 bed state of the art general acute care hospital (the “Digital Hospital”) on property adjacent to our corporate campus in Birmingham, Alabama.

We retain fully depreciated assets in property and depreciation accounts until we remove them from service. In the case of sale, retirement, or disposal, the asset cost and related accumulated depreciation balance is removed from the respective account, and the resulting net amount, less any proceeds, is included as a component of income from continuing operations in the consolidated statements of operations. However, if the sale, retirement, or disposal involves a discontinued operation, the resulting net amount, less any proceeds, is included in the results of discontinued operations.

We account for operating leases under the provisions of FASB Statement No. 13, Accounting for Leases, and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases. These pronouncements require us to recognize escalated rents, including any rent holidays, on a straight-line basis over the term of the lease for those lease agreements where we receive the right to control the use of the entire leased property at the beginning of the lease term.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Goodwill and Other Intangible Assets-

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. In June 2001, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 141, Business Combinations, Statement No. 142, Goodwill and Other Intangible Assets, and in August 2001 the FASB issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Effective July 1, 2001, HealthSouth adopted the provisions of FASB Statement No. 141 and certain provisions of FASB Statement No. 142 as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. We adopted the remaining provisions of FASB Statement No. 142 as of January 1, 2002.

FASB Statement No. 141 supersedes Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations, and requires that we use the purchase method of accounting for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. The use of the pooling-of-interests method is prohibited for transactions initiated after June 30, 2001. FASB Statement No. 141 also provides specific criteria to recognize intangible assets acquired in a business combination apart from goodwill.

FASB Statement No. 142 supersedes APB Opinion No. 17, Intangible Assets, and, beginning January 1, 2002, we no longer amortize goodwill but test goodwill for impairment using a fair value approach, at the reporting unit level. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by management at the component level. At HealthSouth, our reporting units are equal to our operating segments. Effective January 1, 2002, we assigned all previously acquired goodwill to one of our five reporting units. We were required to test for impairment upon adoption, January 1, 2002, and at least annually thereafter, absent some triggering event that would require an impairment assessment. On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of October 1st of each year. We also tested for goodwill impairment as of March 19, 2003 (See Note 2, Restatement and Reclassification of Previously Issued Consolidated Financial Statements).

We recognize an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its implied fair value. We present a goodwill impairment charge as a separate line item within income from continuing operations in the consolidated statement of operations, unless the goodwill impairment is associated with a discontinued operation. In that case, we include the goodwill impairment charge, on a net-of-tax basis, within the results of discontinued operations.

We use discounted cash flows to establish the fair value of our reporting units as of the testing dates. The discounted cash flow approach includes many assumptions related to future growth rates, discount factors, future tax rates, etc. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.

In addition, as of January 1, 2002, we were required to evaluate our existing intangible assets and goodwill that were acquired in prior purchase business combinations to: (a) determine whether it was necessary to reclassify amounts between goodwill and identifiable intangible assets based on the new criteria in FASB Statement No. 141 to recognize intangible assets apart from goodwill and (b) reassess the estimated useful lives of recognized intangible assets, and (c) test any previously recognized intangible asset deemed to have an indefinite useful life for impairment. The results of this evaluation are as follows:

•	We reclassified our assembled workforce intangible asset, net of related deferred income taxes, to goodwill.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

•	No amounts were reclassified from goodwill to identifiable intangible assets.

•	It was not necessary to revise the estimated useful lives of our identifiable intangible assets.

•	We did not identify any intangible assets with indefinite useful lives.

See Note 8, Goodwill and Other Intangible Assets, for further details relating to the amortization, reclassification, and impairment testing of all intangible assets.

In accordance with FASB Statement No. 142, we amortize the cost of intangible assets with definite useful lives over their respective estimated useful lives to their estimated residual value. As of December 31, 2003, our definite useful lived intangible assets do not have an estimated residual value. We also review those assets for impairment in accordance with FASB Statement No. 144 whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. As of December 31, 2003, HealthSouth does not have any intangible assets with indefinite useful lives. The range of estimated useful lives of our other intangible assets is as follows:

Years
Certificates of Need	10 to 30
Licenses	10 to 20
Non-compete agreements	5 to 10
Management agreements	10 to 20

Prior to January 1, 2002, we amortized goodwill using the straight-line method over 20 years for inpatient hospital and surgery center acquisitions, 10 years for outpatient facility acquisitions, and 15 years for diagnostics facility acquisitions. In addition, we previously amortized our assembled workforce intangible asset using the straight-line method over four years. We also previously considered goodwill and other intangible assets impaired when its carrying value exceeded associated expected operating cash flows and wrote it down to fair value, which we determined based on either discounted future cash flows or appraised values.

Impairment of Long-Lived Assets and Other Intangible Assets-

We adopted FASB Statement No. 144 on January 1, 2002. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, FASB Statement No. 144 retains the fundamental provisions of FASB Statement No. 121 for (a) recognition and measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. It also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of; however, it maintains APB Opinion No. 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of a company that either has been disposed of or is classified as held for sale. Although it expanded the use of discontinued operations, the Statement eliminates the previous practice of accruing all future operating losses associated with the disposal. It also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception of not consolidating a subsidiary for which control is likely to be temporary.

Under FASB Statement No. 144, we assess the recoverability of long-lived assets (excluding goodwill) and identifiable acquired intangible assets with finite useful lives, whenever events or changes in circumstances

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

indicate that we may not be able to recover the asset’s carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected net future cash flows to be generated by that asset, or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets with finite useful lives, if any, to be recognized is measured based on projected discounted future cash flows. We measure the amount of impairment of other long-lived assets (excluding goodwill) by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. We present an impairment charge as a separate line item within income from continuing operations in our consolidated statements of operations, unless the impairment is associated with a discontinued operation. In that case, we include the impairment charge, on a net-of-tax basis, within the results of discontinued operations. We classify long-lived assets to be disposed of other than by sale as held and used until they are disposed. We report long-lived assets to be disposed of by sale as held for sale and recognize those assets in the balance sheet at the lower of carrying amount or fair value less cost to sell, and cease depreciation.

Investment in and Advances to Nonconsolidated Affiliates-

Investments in entities in which we have the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize our proportionate share of the investees’ net income or losses after the date of investment, amortization of basis differences, additional contributions made and dividends or distributions received, and impairment losses resulting from adjustments to net realizable value. We record equity method losses in excess of the carrying amount of an investment when we guarantee obligations or we are otherwise committed to provide further financial support to the affiliate. Prior to the adoption of FASB Statement No. 142 on January 1, 2002, the goodwill resulting from differences between our recorded investments and our proportionate interests in the book value of the investees’ net assets were amortized to equity in net income or loss of the investee, primarily over a period of 20 years. Subsequent to the adoption of FASB Statement No. 142, we no longer amortize such equity method goodwill.

We use the cost method to account for equity investments for which the equity securities do not have readily determinable fair values and for which we do not have the ability to exercise significant influence. Under the cost method of accounting, private equity investments are carried at cost and are adjusted only for other-than-temporary declines in fair value and additional investments.

Management periodically assesses the recoverability of our equity method and cost method investments and equity method goodwill for impairment. We consider all available information, including the recoverability of the investment, the earnings and near-term prospects of the affiliate, factors related to the industry, conditions of the affiliate, and our ability, if any, to influence the management of the affiliate. We assess fair value based on valuation methodologies, as appropriate, including discounted cash flows, estimates of sales proceeds and external appraisals, as appropriate. If an investment or equity method goodwill is considered to be impaired and the decline in value is other than temporary, we record an appropriate write-down.

Financing Costs-

We amortize financing costs using the effective interest method over the life of the related debt. The related expense is included in interest expense in our consolidated statements of operations.

We amortize discounts or premiums using the effective interest method over the life of the related debt and we report discounts or premiums as a direct deduction from, or addition to, the face amount of the financing. The related expense is included in interest expense in our consolidated statements of operations.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fair Value of Financial Instruments-

FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires certain disclosures regarding the fair value of financial instruments. Our financial instruments consist mainly of cash and cash equivalents, certificates of deposit, restricted cash, accounts receivable, notes receivable from shareholders, officers, and employees, accounts payable, related party notes receivable and payable, long-term debt, and capital lease obligations. The carrying amounts of cash and cash equivalents, certificates of deposit, restricted cash, accounts receivable, related party notes receivable and payable, and accounts payable approximate fair value because of the short-term maturity of these instruments. We determined the fair value of our long-term debt and capital lease obligations by using quoted market prices, when available, or discounted cash flows to calculate these fair values.

Asset Retirement Obligations-

In June 2001, the FASB issued FASB Statement No. 143, Accounting for Asset Retirement Obligations, which applies to certain obligations associated with the retirement of tangible long-lived assets. Under this standard, we recognize the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred if we can make a reasonable estimate of the liability’s fair value. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and depreciated over the remaining life of the underlying asset and the associated liability is accreted to the estimated fair value of the obligation at the settlement date through periodic accretion charges to the consolidated statement of operations. When the obligation is settled, any difference between the final cost and the recorded amount is recognized as income or loss on settlement.

Effective January 1, 2003, HealthSouth adopted the initial recognition and measurement provisions of FASB Statement No. 143 and identified certain asset retirement obligations to restore leased premises for the removal of certain diagnostic equipment. Upon adoption of FASB Statement No. 143, we recorded a $3.6 million increase to Property and equipment, a $1.9 million increase to Accumulated depreciation and amortization, a $4.2 million increase to Other long-term liabilities, and a $2.5 million noncash charge (net of tax of $0), which we reported as a cumulative effect of a change in accounting principle in our consolidated statements of operations.

Minority Interests in Consolidated Affiliates-

The consolidated financial statements include all assets, liabilities, revenues, and expenses of less-than-100%-owned affiliates that we control. Accordingly, we have recorded minority interests in the earnings and equity of such entities. We record adjustments to minority interest for the allocable portion of income or loss that the minority interest holders are entitled based upon their portion of certain of the subsidiaries that they own. Distributions to holders of minority interests are adjusted to the respective minority interest holders’ balance.

We suspend allocation of losses to minority interest holders when the minority interest balance for a particular minority interest holder is reduced to zero and the minority interest holder does not have an obligation to fund such losses. Any excess loss above the minority interest holders’ balance is not charged to minority interest as the minority interest holders have no obligation to fund such losses. We resume adjusting minority interest for the subsequent profits earned by a subsidiary only after the cumulative income exceeds the previously unrecorded losses.

Litigation Reserve-

We accrue estimated future legal fees associated with outstanding litigation for which management has determined it is probable that a loss contingency exists and the expected loss is greater than $5 million. This

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

requires management to estimate the amount of legal fees that will be incurred in the defense of the litigation. These estimates are based heavily on our expectations of the scope, length to complete, and complexity of the claims. In the future, additional adjustments may be recorded as the scope, length or complexity of outstanding litigation changes.

Advertising Costs-

We expense costs of print, radio, television, and other advertisements as incurred. Advertising expenses, included in general and administrative expenses within the accompanying consolidated statements of operations, approximated $8.1 million in 2003, $22.8 million in 2002, $19.3 million in 2001, and $16.2 million in 2000.

Employee Stock Benefit Plan-

We account for shares purchased by the HealthSouth Rehabilitation Corporation and Subsidiaries Employee Stock Benefit Plan (the “ESOP”) prior to January 1, 1994 in accordance with AICPA Statement of Position 76-3, Accounting Practices for Certain Employee Stock Ownership Plans, and EITF Issue No. 89-8, “Expense Recognition for Employee Stock Ownership Plans.”

During 1993, the AICPA issued AICPA Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. Among other provisions, Statement of Position 93-6 requires that compensation expense relating to employee stock ownership plans be measured based on the fair market value of the shares when allocated to the employees. The provisions of Statement of Position 93-6 apply only to leveraged ESOPs formed after December 31, 1992, or shares newly acquired by an existing leveraged ESOP after December 31, 1992. Because all shares owned by our ESOP were acquired prior to December 31, 1992, our accounting policies for the shares currently owned by the ESOP are not affected by Statement of Position 93-6.

Stock Based Compensation-

HealthSouth has various shareholder-approved stock-based compensation plans that provide for the granting of stock-based compensation to certain employees and directors, which are described more fully in Note 15, Stock Based Compensation. We account for those stock-based compensation plans using the recognition and measurement principles of the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, and apply the disclosure-only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, we recognize compensation expense on the date of grant only if the current market price of the underlying stock on the grant date exceeds the exercise price of the stock-based award.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

FASB Statement No. 123 requires that we present certain pro forma information assuming that we recognize an expense for our stock-based compensation using the fair value based method of accounting for stock-based compensation. We estimated the fair value of our stock-based compensation at the date of grant using the Black-Scholes option-pricing model using the assumptions described in Note 15, Stock Based Compensation. If we had recognized compensation expense using the fair value recognition provisions of FASB Statement No. 123, the pro forma amounts of our net loss for the years ended December 31, 2003, 2002, 2001, and 2000 would have been as follows (in thousands, except per share amounts):

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Net loss, as reported	$(434,557)	$(466,824)	$(191,225)	$(364,243)
Add: Stock-based employee compensation (benefit) expense included in reported net loss, net of related tax effects	(1,882)	(1,000)	(679)	3,363
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,974)	(15,899)	(21,754)	(10,796)

Pro forma net loss	$(441,413)	$(483,723)	$(213,658)	$(371,676)

Loss per share:
Basic and diluted—as reported	$(1.10)	$(1.18)	$(0.49)	$(0.94)

Basic and diluted—pro forma	$(1.11)	$(1.22)	$(0.55)	$(0.96)

Discontinued Operations-

Effective January 1, 2002, we account for discontinued operations under FASB Statement No. 144, which requires that a component of an entity that has been disposed of or is classified as held for sale after January 1, 2002 and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as discontinued operations. In the period that a component of an entity has been disposed of or classified as held for sale, we reclassify the results of operations for current and prior periods into a single caption titled discontinued operations.

Income Taxes-

We provide for income taxes using the asset and liability method as required by FASB Statement No. 109, Accounting for Income Taxes. This approach recognizes the amount of federal, state, and local taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the consolidated financial statements and income tax returns. Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates.

Under FASB Statement No. 109, a valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income.

We have not provided for U.S. federal income and foreign withholding taxes on non-U.S. subsidiaries’ undistributed earnings as calculated for income tax purposes, because, in accordance with the provisions of APB Opinion No. 23, Accounting for Income Taxes—Special Areas, we intend to reinvest these earnings outside the

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

U.S. indefinitely. Because this determination is based on future plans and expectations of future events, the possibility exists that amounts declared as indefinitely reinvested outside the U.S. may ultimately be repatriated, with unfavorable tax consequences. This adverse tax consequence would occur if the transfer of cash into the U.S. were subject to U.S. income tax without sufficient foreign tax credits available to offset the U.S. tax liability.

HealthSouth and its corporate subsidiaries file a consolidated federal income tax return. State income tax returns are filed on a separate, combined or consolidated basis in accordance with relevant state laws and regulations. Partnerships, limited liability partnerships (“LLPs”), limited liability companies (“LLCs”), and other pass-through entities that we consolidate or account for using the equity method of accounting file separate federal and state income tax returns. We include the allocable portion of each pass-through entity’s income or loss in our federal income tax return. We allocate the remaining income or loss of each pass-through entity to the other partners or members who are responsible for their portion of the taxes.

Comprehensive Income-

Comprehensive income or loss is recorded in accordance with the provisions of FASB Statement No.130, Reporting Comprehensive Income. FASB Statement No.130 establishes the standard for reporting comprehensive income and its components in financial statements. Comprehensive income (loss) is comprised of net income (loss), changes in unrealized gains or losses on available-for-sale securities, and foreign currency translation adjustments and is included in the consolidated statements of shareholders’ equity.

Foreign Currency Translation-

The financial statements of foreign subsidiaries whose functional currency is not the U.S. dollar have been translated to U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates. Revenues and expenses are translated at average exchange rates in effect during each period, except for those expenses related to balance sheet amounts, which are translated at historical exchange rates. Gains and losses from foreign currency translations are reported as a component of accumulated other comprehensive income (loss) within shareholders’ equity. Exchange gains and losses from foreign currency transactions are recognized in the consolidated statements of operations and historically have not been material.

Restructuring Activities-

For restructuring plans implemented prior to December 31, 2002, we assessed the need to record restructuring charges in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. We also apply EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, and Staff Accounting Bulletin (“SAB”) No. 100, “Restructuring and Impairment Charges.” In accordance with this guidance, management must execute an exit plan that will result in the incurrence of costs that have no future economic benefit. Also, under the terms of EITF Issue No. 94-3, a liability for the restructuring charges is recognized in the period management approves the restructuring plan. We recognize liabilities that primarily include the estimated severance and other costs related to employee benefits and certain estimated costs to exit equipment and facility lease obligations, and other service contracts. These estimates are based on the remaining amounts due under various contractual agreements, adjusted for any anticipated contract cancellation penalty fees or any anticipated or unanticipated events or changes in circumstances that would reduce these obligations. The settlement of these liabilities could differ materially from recorded amounts.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

In June 2002, the FASB issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. The Statement requires a company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with restructuring, discontinued operations, facility closings, or other exit or disposal activities. We have applied the provisions of this Statement to exit or disposal activities initiated after December 31, 2002.

Loss Per Share-

The calculation of loss per common share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted loss per common share recognizes the effect of all dilutive potential common shares that were outstanding during the respective periods, unless their impact would be antidilutive.

Selected Quarterly Financial Information-

We have not presented the selected quarterly financial data for 2003 and 2002 as required by Item 302(a) of Regulation S-K that the SEC requires as supplementary information to the basic financial statements.

Recent Accounting Pronouncements-

In May 2005, the FASB issued FASB Statement No.154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. FASB Statement No.154 applies to all voluntary changes in accounting principle, and it applies to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.

The new standard requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. ABP Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. In addition, FASB Statement No. 154 requires that we account for a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets as a change in accounting estimate that is effected by a change in accounting principle. APB Opinion No. 20 previously required that we report such a change as a change in accounting principle.

FASB Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. FASB Interpretation No. 47 clarifies that the term “conditional asset retirement obligation,” as used in FASB Statement No. 143, refers to a legal obligation to perform as asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FASB Interpretation No. 47 also clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

FASB Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The application of this guidance is not expected to have an impact on our consolidated financial position or results of operations as our asset retirement obligations under FASB Statement No. 143 are generally within our control and reasonably estimable.

In March 2005, the Staff of the United States Securities and Exchange Commission (“SEC”) issued SAB No. 107, Share-Based Payment. SAB No. 107 expresses the view of the SEC staff regarding the interaction between FASB Statement No. 123 (Revised 2004), Share-Based Payment, and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The SEC staff believes the guidance in SAB No. 107 will assist public companies in their initial implementation of FASB Statement No. 123(R) and enhance the information received by investors and other users of financial statements, thereby assisting them in making investment and other decisions. SAB 107 also includes interpretive guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of FASB Statement No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of FASB Statement No. 123(R), the modification of employee share options prior to adoption of FASB Statement No. 123(R), and disclosures in Management’s Discussion and Analysis subsequent to adoption of FASB Statement No. 123(R). FASB Statement No. 123(R) is effective for annual periods beginning after June 15, 2005. Its expected impact on our results of operations is discussed below.

In December 2004, the FASB issued FASB Statement No. 123(R) which revises FASB Statement No. 123 and supersedes APB Opinion No. 25 and its related implementation guidance. The revised Statement focuses primarily on accounting for transactions in which a company obtains employee services in exchange for share-based payments. FASB Statement No. 123(R) eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards issued to employees. Rather, the new standard requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. A company will recognize the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

We have not yet quantified the effects of the adoption of FASB Statement No. 123(R), but it is expected that the new standard may result in significant stock-based compensation expense. We have disclosed above in Note 1, the pro forma effects on net loss and earnings per share if we had applied the fair value recognition provisions of the original FASB Statement No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB Opinion No. 25). Although such pro forma effects of applying the original FASB Statement No. 123 may be indicative of the effects of adopting FASB Statement No. 123(R), the provisions of these two statements differ in some important respects. The actual effects of adopting FASB Statement No. 123(R) will be dependent on numerous factors including, but not limited to, the valuation model we select to value stock-based awards, the assumed forfeiture rate, the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period, and the transition method (as discussed below) we select for adopting FASB Statement No. 123(R).

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

FASB Statement No. 123(R), as impacted by SAB No. 107, is effective for annual periods beginning after June 15, 2005, and it requires the use of the Modified Prospective Application Method. Under this method, FASB Statement No. 123(R) is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, we will recognize compensation cost for the portion of awards for which the requisite service date has not been rendered (such as unvested options) that are outstanding as of the date of adoption as the remaining requisite services are rendered. We will base the compensation cost relating to unvested awards at the date of adoption on the grant-date fair value of those awards as calculated for pro forma disclosures under the original FASB Statement No. 123. In addition, a company may use the Modified Retrospective Application Method. A company may apply this method to all prior years for which the original FASB Statement No. 123 was effective or only to prior interim periods in the year of initial adoption. If a company uses the Modified Retrospective Application Method, it will adjust the financial statements for prior periods to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original FASB Statement No. 123.

In December 2004, the FASB issued FASB Statement No. 153, Exchange of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions. This Statement eliminates the exception to fair value in APB Opinion No. 29 for exchanges of similar productive assets and replaces it with a general exception for exchanges that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The application of this Statement is not expected to have an impact on our consolidated financial position or results of operations considering our intermittent participation in exchanges of nonmonetary assets.

In December 2004, the FASB issued FASB Statement No. 152, Accounting for Real Estate Time-Sharing Transactions. This statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, and FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects. This Statement, which is effective for financial statements for fiscal years beginning after June 15, 2005, is not applicable to our current operations.

In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs. This statement amends the guidance in ARB No. 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This Statement, which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, is not applicable to our current operations.

In April 2004, the FASB issued FASB Staff Position No. FAS 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities.” The guidance is effective April 9, 2004 for existing and newly created securities. The adoption of FASB Staff Position No. FAS 129-1 will not have an impact on our consolidated financial position, as the position relates only to disclosure requirements.

In March 2004, the EITF reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 includes new guidance on evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are considered to be temporarily impaired. The accounting guidance of EITF Issue No. 03-01 is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements for debt and equity securities accounted for under FASB Statement No. 115 are effective for annual periods ending after December 15, 2003. In September 2004, the FASB issued FASB Staff Position No. EITF Issue 03-1-1, “Effective Date of Paragraphs 10–20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Temporary Impairment and Its Application to Certain Investments’”, to delay the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of EITF Issue No. 03-1 to an unspecified future date to be determined by the FASB. As of December 31, 2003, we do not hold any financial instruments within the scope of FASB Statement No. 115 and therefore the adoption of EITF Issue No. 03-01 will not have an impact on our financial position, results of operations, or cash flows.

In December 2003, the Staff of the SEC issued SAB No. 104, Revenue Recognition, which supercedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104’s primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. Additionally, SAB No. 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“FAQ”) issued with SAB No. 101 that had been codified in SEC Topic 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB No. 104. While the wording of SAB No. 104 has changed to reflect the issuance of EITF Issue No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. EITF Issue No. 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. There was no impact to our consolidated financial statements related to SAB No. 104 for the year ended December 31, 2003, as we generally do not have transactions with multiple deliverables subject to the guidance in EITF Issue No. 00-21.

In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as a component of shareholders’ equity. FASB Statements No. 150 requires that a company classify those instruments as liabilities. For us, the statement was effective for instruments entered into or modified after May 31, 2003 and otherwise effective as of July 1, 2003. However, the FASB has deferred indefinitely the classification and measurement provisions for certain types of mandatorily redeemable financial instruments. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of FASB Statement No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. In 2003, we did not issue or hold financial instruments within the scope of FASB Statement No. 150, as interpreted, and, therefore, the adoption of this standard has not impacted our consolidated results of operations or financial position.

In April 2003, the FASB issued FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In general, FASB Statement No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In 2003, we did not enter into any derivative or hedging activities and therefore the adoption of this standard did not impact our consolidated results of operations, financial position, or cash flows.

In March 2003, the EITF issued final transition guidance regarding accounting for vendor allowances in EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. Under EITF Issue No. 02-16 the accounting treatment for cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. That presumption is overcome when the consideration is either (a) a reimbursement of costs incurred by the customer to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of those costs when recognized in the customer’s income statement, or (b) a payment for assets or services

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

delivered to the vendor, in which case the cash consideration should be characterized as revenue when recognized in the customer’s income statement. The EITF also reached a consensus that a rebate or refund of a specified amount of cash consideration that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the customer toward earning the rebate or refund, provided the amounts are reasonably estimable. EITF Issue No. 02-16 is effective for new arrangements, including modifications of existing arrangements, entered into after December 31, 2002, except for Issue 2, which was effective November 21, 2002. The adoption of EITF Issue No. 02-16 did not have a material impact on our consolidated results of operations, financial condition, or cash flows as we expense most of our supplies as incurred.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation was subsequently revised in December 2003 (FASB Interpretation No. 46 (Revised). The Interpretation clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation, as revised, requires an entity to apply the interpretation to all interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ended after December 15, 2003. We have determined that we do not have any arrangements or relationships with special-purpose entities. Application for all other types of entities is required in financial statements for periods ending after March 15, 2004.

FASB Interpretation No. 46 specifically addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. The Interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. If a company holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to include assets, liabilities, and the results of operations of the variable interest entity in its financial statements. The adoption of FASB Interpretation No. 46 (Revised) will not have a material impact on our financial position, results of operations, or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FASB Interpretation No. 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for and disclosures of certain guarantees issued. The Interpretation requires that a guarantor recognize, at the inception of the guarantee (including those embedded in a purchase or sales agreement), a liability equal to the fair value of the obligation. The Interpretation also requires disclosure of information about each guarantee or group of guarantees even if the likelihood of making a payment is remote. The initial recognition and measurement provisions of the interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. As of December 31, 2003, we have not provided any guarantees within the scope of FASB Interpretation No. 45.

2.	Restatement and Reclassification of Previously Issued Consolidated Financial Statements:

On March 18, 2003, a federal law enforcement task force executed a search warrant at our corporate offices in Birmingham, Alabama. The following day, the United States Securities and Exchange Commission filed suit

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

against HealthSouth and our then-chairman and chief executive officer. On March 24, 2003, we announced that, in light of the SEC and Department of Justice investigations into our financial reporting and related activity, our previously filed financial statements should not be relied upon.

As a result of these events, our Board established a Special Audit Review Committee (“SARC” or the “Committee”), for the purposes of conducting an independent forensic investigation of accounting irregularities at HealthSouth and to consider any related matters that it concluded deserved review or comment. One of only two Board members, who, at the time, had not served when the principal events under investigation occurred, was selected to lead the Committee’s inquiry. Neither he nor the Committee’s counsel or accounting advisors had any relationships with the Company, our Board, our employees, or others with whom we conducted business that would limit an objective inquiry into HealthSouth’s financial reporting irregularities. The principal objectives of the Committee were to:

•	Identify misstatements in our previously issued financial statements

•	Quantify the impact of the identified misstatements on our previously reported financial results

•	Offer recommendations to the Company to prevent the recurrence of financial fraud.

Since March 2003, as a result of the above events and circumstances, we have undertaken a comprehensive review of our previously filed consolidated financial statements. All of our present senior management, including our chief executive officer, our chief financial officer and our corporate controller, were not employed by the Company during the period from January 1, 2000 through December 31, 2003 and most of the senior management and senior accounting personnel that prepared the restated consolidated financial statements were not employed by the Company in their current capacity during such period. During the restatement process, we identified a substantial number of material weaknesses in our internal controls, including poor accounting records. Due to the lack of systematic and reliable internal controls and the lack of access to the Company’s prior management and senior financial personnel, the restatement process required an extensive effort by hundreds of financial and accounting professionals, including external consultants, to locate, verify and/or reconstruct supporting records for financial statement accounts.

As a result of the comprehensive review, we have restated our previously reported consolidated financial statements for the years ended December 31, 2001 and 2000. The restatement adjustments resulted in a cumulative net reduction to shareholders’ equity of approximately $3.9 billion and $3.5 billion as of December 31, 2001 and 2000, respectively, and a reduction in previously reported net income by approximately $393.6 million and $642.7 million for the years ended December 31, 2001 and 2000, respectively. We have also restated the January 1, 2000 opening retained earnings balance to recognize corrected items that relate to prior periods. Except as otherwise specified, all information presented in the consolidated financial statements and the related notes include all such restatements.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Summary of Restatement Items-

The following table sets forth the effects of the restatement adjustments on (a) revenue and (b) pre-tax income/(loss) (income from continuing operations before income taxes and the cumulative effect of change in accounting principle) in the consolidated statements of operations for the years ended December 31, 2001 and 2000. Due to the substantial number of restatement adjustments, each of the restatement categories listed in the table below represents a number of related adjustments that have been aggregated for disclosure purposes.

Additionally, the impact of the restatement adjustments on the consolidated balance sheets and the consolidated statements of shareholders’ equity, and cash flows for the years ended December 31, 2001 and 2000 are shown following the discussion of the categories listed below (in thousands):

	Year ended December 31, 2001		Year ended December 31, 2000
	Revenue	Pre-tax income (loss)	Revenue	Pre-tax income (loss)
Previously reported	$4,380,477	$341,854	$4,195,115	$460,273

Restatement adjustments:
Understatement of the contractual revenue adjustments	(508,726)	(508,726)	(415,845)	(415,845)
Understatement of the allowance for doubtful accounts	—	(8,922)	—	(103,656)
Acquisition accounting and related items	—	(39,310)	—	(15,187)
Marketable securities	(19,337)	3,326	—	—
Existence and valuation of property and equipment	—	194,612	—	(91,913)
Source Medical transactions	—	(87,336)	—	—
Investment in and advances to nonconsolidated affiliates	(79,985)	(4,031)	(94,544)	(15,411)
Additional asset and liability adjustments	—	(84,497)	—	(222,921)
Accounting for leases	—	(47,660)	—	(15,545)
Minority interest in earnings of consolidated affiliates	—	4,566	—	(22,133)

Total restatement adjustments	(608,048)	(577,978)	(510,389)	(902,611)

As restated	3,772,429	(236,124)	3,684,726	(442,338)
Reclassification of discontinued operations	(219,372)	45,442	(185,890)	4,131

As restated and reclassified	$3,553,057	$(190,682)	$3,498,836	$(438,207)

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table sets forth the effects of the restatement adjustments on retained earnings (accumulated deficit) as of January 1, 2000 (in thousands):

Amounts
Retained earnings, January 1, 2000, as previously reported	$949,828

Restatement adjustments:
Understatement of contractual revenue adjustments	(271,194)
Understatement of the allowance for doubtful accounts	(1,227)
Acquisition accounting and related items	(1,264,352)
Marketable securities	—
Existence and valuation of property and equipment	(697,406)
Source Medical transactions	—
Investments in and advances to nonconsolidated affiliates	44,966
Additional asset and liability adjustments	(611,513)
Accounting for leases	(226,713)
Minority interest in earnings of consolidated affiliates	28,412
Various other items	(7,067)
Effect of above on income tax accounts	44,752

Total restatement adjustments	(2,961,342)

Accumulated deficit, January 1, 2000, as restated	$(2,011,514)

Allowance for Contractual Revenue and Allowance for Doubtful Account Adjustments-

We determined that beginning no later than the second quarter of 1996, net patient service revenue was overstated by understating the allowance for contractual revenue adjustments. This occurred through a series of unsupported adjusting journal entries. Typically, these unsupported journal entries would inappropriately increase amounts recognized as assets in the Company’s consolidated balance sheets. The affected balances included (a) cash accounts, (b) reserves for contractual allowances or uncollectible accounts, (c) numerous property and equipment accounts, (d) assets acquired in the Horizon/CMS HealthCare Corporation (“Horizon/CMS”) business combination, (e) assets sold to Integrated Health Services, Inc. (“IHS”), and (f) assets in suspense accounts and classified in the Company’s consolidated balance sheet as other assets. The balance sheet impact of some of these adjustments are discussed elsewhere in this note.

We also determined that allowances for doubtful accounts had not been properly established in accordance with GAAP, allowance methodologies were not applied consistently, and revenue adjustments were needed to correct the balances in accounts receivable.

As part of the restatement process, we adjusted our accounts receivable and determined the allowance for contractual adjustments and allowance for doubtful accounts by considering material events known at the time of the release of financial statements, including historical cash collection patterns.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The effect of the restatement relating to adjustments for the contractual revenue adjustment and allowance for doubtful accounts on certain of our consolidated statement of operations and balance sheet accounts is as follows (in thousands):

Increase (decrease) for years ended and at December 31,	2001	2000
Consolidated statements of operations:
Net operating revenues	$(508,726)	$(415,845)
Provision for doubtful accounts	(8,922)	(103,656)

Previously reported pre-tax income from continuing operations	$(517,648)	$(519,501)

Previously reported net income	$(353,036)	$(369,884)

Previously reported net income per share	$(0.90)	$(0.96)

Consolidated balance sheets:
Accounts receivable, net	$(316,449)	$(287,047)

Acquisition Accounting Related Items Adjustments-

Between 1993 and 2002, we acquired, individually or in groups, more than 1,000 healthcare facilities offering complementary or similar services to those of the Company. During the restatement process, it was discovered that the Company used the acquisition of other businesses to conceal the overstatement of assets and income. As a result of this finding, we reviewed the accounting for all nine pooling-of-interests method and approximately 500 purchase method business combinations and discovered significant errors in the application of APB Opinion No. 16, Business Combinations. The significant misstatements in the accounting for our previous acquisitions are as follows:

Pooling-of-Interests Method-

The nine pooling-of-interests method transactions, all of which occurred prior to January 1, 2000, were:

• Surgical Care Affiliates, Inc. (“SCA”)	• ReLife, Inc.

• National Surgery Centers, Inc. (“NSC”)	• Sutter Surgery Centers, Inc. (“SSCI”)

• Surgical Health Corporation (“SHC”)	• Professional Sports Care Management, Inc.

• Advantage Health Corporation	• ReadiCare, Inc.

• Health Images, Inc.

Although the above acquisitions did meet the pooling-of-interests method criteria of APB Opinion No. 16, there were significant errors in the application of the pooling-of-interests method. The errors included inappropriately:

•	Recognizing only the cost of acquired property and equipment, but not the accumulated amortization previously recognized by the predecessor

•	Starting on the acquisition date the Company extended the depreciation period for the acquired assets beyond the assets’ original useful life

•	Capitalizing acquisition and development costs

•	Recognizing liabilities that were not previously recognized by the predecessor company

•	Recognizing liabilities for the integration of the combined entities that did not meet the GAAP requirements for recognition

•	Changing the estimated useful life of goodwill originally recognized by the predecessor company from 20 years to 40 years without justification.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Purchase Method-

Our ten largest acquisitions accounted for as purchase business combinations, all of which occurred prior to January 1, 2000, were as follows:

• Horizon/CMS Healthcare Corporation	• NovaCare Rehabilitation Hospitals

• 34 Surgery Centers from Columbia/HCA Healthcare Corporation	• American Rehability Services

• ASC Network Corporation	• Diagnostic Health Corporation (“DHC”)

• Caremark Orthopedic Service, Inc.	• National Imaging Affiliates, Inc. (“NIA”)

• NME Rehabilitation Hospitals (“NME”)	• The Company Doctor

Our review of all of our previous purchase business combinations indicated that the Company improperly accounted for certain of our purchase business combinations. The significant errors relating to the misapplication of the guidance in APB Opinion No. 16 are as follows:

•	Incorrectly calculating the amount of consideration paid in certain acquisitions due to use of inappropriate measurement dates for valuing the equity instruments issued and errors in valuing stock options and other equity related securities.

•	Improperly allocating the purchase price. Specifically, the Company inappropriately understated the fair value of accounts receivable by overstating the estimated amount of doubtful accounts as of the acquisition date. In addition, the fair value of acquired property and equipment was not properly determined.

•	Not identifying all intangible assets acquired in certain of the acquisitions. Specifically, the Company did not allocate a portion of the price to acquired: (a) certificates of need, (b) medical licenses, (c) non-compete agreements, (d) management agreements, and (e) assembled at-will work forces.

•	Not assigning an appropriate life to goodwill at the acquisition date. In many cases, the Company assigned a 40-year life to the goodwill that resulted from the above described acquisitions. We adjusted the estimated life that was originally assigned to goodwill in each transaction, based on the applicable accounting guidance, to a more appropriate useful life of the goodwill for each acquisition. We adjusted the estimated useful life from approximately 40 years down to 20 years for in-patient hospital and surgery center acquisitions and 10 years for outpatient facility acquisitions and 15 years for diagnostic facility acquisitions.

•	Not appropriately applying the accounting guidance for the establishment of liabilities in connection with a purchase business combination, which resulted in the improper recognition of liabilities. We corrected these errors as of the original acquisition date.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The effect of the restatement relating to adjustments for acquisition related items on certain of our consolidated statement of operations and balance sheet accounts is as follows (in thousands):

Increase (decrease) for years ended and at December 31,	2001	2000
Consolidated statements of operations:
Previously reported pre-tax income from continuing operations	$(39,310)	$(15,187)

Previously reported net income	$(26,809)	$(10,813)

Previously reported net income per share	$(0.07)	$(0.03)

Consolidated balance sheets:
Property and equipment, net	$(142,559)	$(148,890)
Goodwill and other intangible assets, net	(1,309,644)	(1,257,338)
Current portion of long term debt	9,020	16,428
Long term portion of debt	(13,456)	(9,750)

Sale of Assets to IHS Adjustments-

In October 1997, we purchased a group of rehabilitation facilities, nursing homes, and related assets from Horizon/CMS for approximately $1.7 billion. In December 1997, we sold the long-term care and other non-strategic assets to IHS for $1.25 billion. In recording these two transactions, the Company overstated goodwill at December 31, 1997 by approximately $414 million. This, in effect, represented operating costs that should have been recognized in the consolidated statements of operations through that date. This error was corrected as a part of the adjustment to opening retained earnings.

Marketable Securities Adjustments-

We determined that, in the second quarter of 2001, the Company improperly reported a $19 million gain on the sale of an investment as a reduction of the contractual revenue adjustments. Also, in connection with this transaction, the Company altered its investment accounts to indicate that the Company still owned the investment at its then fair value of $23 million. Furthermore, the investment was “sold” again in the second quarter of 2002 and the Company inappropriately recognized a gain of $17 million. We reclassified the gain of $19 million on the original sale to Loss (gain) on sale of investments from Net operating revenues in the consolidated statement of operations for the year ended December 31, 2001.

As part of the reconstruction and restatement process, we corrected these errors relating to unsupported journal entries. As a result, we recorded an increased net gain on the sale of marketable securities of approximately $3.3 million in 2001.

We determined that from late 1999 through early 2001, the Company did not recognize its investment in a marketable equity security at fair value as required by FASB Statement No. 115. However, from early 2001 through August 2002, the Company determined the fair value of the investment based on twice as many shares as it actually owned. We corrected these errors as of December 31, 2001 and 2000, and restated the investment and other comprehensive income.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The effect of the restatement relating to adjustments for marketable securities on certain of our consolidated statement of operations and balance sheet accounts is as follows (in thousands):

Increase (decrease) for years ended and at December 31,	2001	2000
Consolidated statements of operations:
Net operating revenues	$(19,337)	$—

Previously reported pre-tax income from continuing operations	$3,326	$—

Previously reported net income	$2,268	$—

Previously reported net income per share	$0.01	$—

Consolidated balance sheets:
Marketable securities	$2,381	$28,320
Other long-term assets	(2,381)	(28,320)

Property and Equipment Adjustments-

During the restatement process, we discovered that the Company had overstated income through a series of inappropriate journal entries affecting the property and equipment accounts. The previously issued 2001 and 2000 consolidated financial statements included certain capitalized assets, primarily property and equipment, that had been inappropriately capitalized, or were no longer in service and were not written off when they were taken out of service. Additionally, adjustments were made to amounts recorded for certain long-lived assets resulting from improper recording of the acquisition or disposition of the asset.

Improper Capitalization of Costs-

The Company previously capitalized costs that did not meet the requirements under GAAP for asset recognition. The Company inappropriately capitalized as property and equipment certain period costs such as start-up, organizational, advertising, and other operating costs that were required to be expensed under GAAP.

AICPA Statement of Position 93-7, Reporting on Advertising Costs, and AICPA Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, require that the type of advertising costs and start-up expenses that we incur be expensed in the period incurred. As part of the restatement process, we reviewed all items in our fixed asset system and removed the items that did not meet the asset recognition requirements under GAAP. As a result of correcting the recorded cost of our assets, we revised the previously recognized loss on the sale of our Occupational Medicine facilities of approximately $150 million to a gain of $15.8 million. Other corrections to the recorded cost of our assets were recorded as a charge to the beginning retained earnings.

Existence of Property and Equipment and Asset Impairment-

The Company previously did not properly remove all assets from its records that were sold or otherwise retired. During the restatement process, we encountered numerous instances in which an asset remained in the fixed asset system after its sale or disposal. As part of the restatement process, we performed a physical inventory of all property and equipment and removed all items from the fixed assets system which could not be located. For facilities that had closed prior to or during the restatement period, we removed all assets from the fixed asset system and the general ledger as of the facility’s closure date.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

We also determined that the Company did not properly apply the guidance in FASB Statement No. 121 to measure the amount of impairment losses. In addition, we identified conditions at various dates, which indicated that the carrying values of goodwill and long-lived assets were impaired, but determined that impairment analyses had not been previously performed even though trigger events were present. As a result, we revised the amount of impairment losses based upon the guidance in FASB Statement No. 121 and performed those impairment analyses not previously completed for the periods being restated and recorded impairment adjustments as applicable. See Note 7, Property and Equipment, for a complete discussion and analysis of our asset impairments.

As a result of these actions, we recognized losses on asset disposals of approximately $27 million in 2001 and $108 million in 2000.

Depreciation-

When the Company recorded the fixed assets related to pooling-of-interests method transactions, they did not properly record the accumulated depreciation of the predecessor companies in the fixed asset sub-ledgers and general ledger. In certain purchase transactions, the Company inappropriately recorded the acquired company’s accumulated depreciation in the fixed asset sub-ledgers and general ledger. In addition, in 1999, the Company changed its method of calculating depreciation. At that time, the Company began using a depreciation module within the fixed asset system that calculates depreciation based on the useful life assigned to individual assets. Beginning in the third quarter of 2001, it was discovered that, in some instances, the system recorded accumulated depreciation balances greater than the cost of the asset. This excess accumulated depreciation was transferred from an operating facility to a facility that was scheduled for closing. These excess depreciation transfers allowed the Company to write off assets at closed facilities without a charge against current period income.

In addition, the Company identified errors relating to assets that were previously depreciated over inappropriate or inconsistent lives. As a result, we reviewed our procedures and documentation for depreciable assets and made adjustments where improper lives had been used.

While we had several instances where we should have recorded additional depreciation expense, we also had circumstances where costs were improperly capitalized. On an overall basis, these instances of costs being improperly capitalized slightly outweighed the instances where we need to accelerate depreciation such that the net overall impact to depreciation expense was a reduction of approximately $56 million in 2001 and $16 million in 2000.

Assets Held for Sale-

As part of the restatement process, we determined that the Company did not properly apply the guidance in FASB Statement No. 121 to classify certain assets as held for sale. The Company previously improperly classified assets as held for sale that did not meet the criteria as stated in FASB Statement No. 121. These amounts were reclassified to the respective asset account during the restatement process.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The effect of the restatement relating to adjustments for the existence and valuation of property and equipment and asset impairments on certain of our consolidated statement of operations and balance sheet accounts is as follows (in thousands):

Increase (decrease) for years ended and at December 31,	2001	2000
Consolidated statements of operations:
Previously reported pre-tax income from continuing operations	$194,612	$(91,913)

Previously reported net income	$132,746	$(65,442)

Previously reported net income per share	$0.34	$(0.17)

Consolidated balance sheets:
Property and equipment, net	$(1,040,186)	$(1,031,301)
Assets held for sale	(21,925)	(26,759)

Source Medical Transaction Adjustments-

During the late 1990’s, the Company began developing HCAP (HealthSouth Clinical Automation Program), a wireless handheld documentation system by which clinicians could record patient treatment and billing data for immediate electronic processing. Previous management planned to use the system in our own facilities and to market HCAP technology to other health care providers. HealthSouth incorporated Source Medical Solutions, Inc. (“Source Medical”) in November 2000. Source Medical was initially capitalized and issued common stock in March 2001. As of April 23, 2001, HealthSouth owned approximately 36%, 27 former directors, officers and employees owned approximately 55%, and all other non-related shareholders owned approximately 9% of the common stock. The Company’s initial investment was approximately $393,000. In July 2001, the Company sold HCAP to Source Medical, a start-up company whose principals included former HealthSouth directors, officers and employees. See Note 9, Investments in and Advances to Nonconsolidated Affiliates, for more information regarding Source Medical.

HealthSouth sold to Source Medical HCAP assets, including intellectual property rights to the technology, pursuant to an Asset Purchase Agreement and a Non-Negotiable Demand Note for $25 million, both dated July 1, 2001. During the restatement period, Source Medical was dependent on HealthSouth for the majority of its revenue and funding. During the year ended December 31, 2001, the Company advanced approximately $81 million to Source Medical to fund operating expenses and acquisitions. In connection with one of Source Medical’s acquisitions during 2001, HealthSouth also guaranteed certain contingent payment obligations of Source Medical to the sellers of $6 million.

When the Company sold the HCAP assets, previous management reclassified over $34 million in costs relating to HCAP development from a fixed asset account to an accounts receivable (and later to a notes receivable) balance due from Source Medical, despite the fact that the amount due was only $25 million. By virtue of these entries, the Company avoided recognizing a loss of more than $9 million on its sale of HCAP assets.

As part of the restatement process, we determined that the initial sale of the assets did not meet the requirements of GAAP and the guidance in SAB No. 30, Accounting for Divestiture of a Subsidiary or Other Business Operation, to recognize a sale because the Company had significant continuing involvement with the assets and it should have accounted for its investment in Source Medical under SAB No. 30. Furthermore, we determined that the Company also inappropriately capitalized the costs of developing HCAP because the Company was planning to market and license the software to others. As a result of the

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Company’s marketing plans, FASB Statement No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, specifically requires that we charge to expense, when incurred, the costs of creating a computer software product as research and development until technological feasibility has been established for the product. We have concluded that technological feasibility was not reached until late 2003 and the Company should have expensed the costs incurred prior to that date.

The effect of the restatement relating to adjustments relating to the Source Medical transactions on certain of our consolidated statement of operations and balance sheet accounts is as follows (in thousands):

Increase (decrease) for years ended and at December 31,	2001	2000
Consolidated statements of operations:
Previously reported pre-tax income from continuing operations	$(87,336)	$—

Previously reported net income	$(59,563)	$—

Previously reported net income per share	$(0.15)	$—

Consolidated balance sheets:
Other current assets	$(34,912)	$—
Other long-term assets	(46,424)	—
Other long-term liabilities	6,000	—

Investments in and Advances to Unconsolidated Affiliates Adjustments-

We determined that the Company inappropriately consolidated approximately 23 affiliates that it did not control, but for which it did have the ability to exercise significant influence over operating and financial policies. As a result, GAAP requires that we account for these affiliates under the equity method of accounting. As such, equity method investments are recorded at original cost and adjusted periodically to recognize our proportionate share of the investees’ net income or losses after the date of investment, amortization of basis differences, additional contributions made and dividends or distributions received, and impairment losses resulting from adjustments to net realizable value. We restated the consolidated balance sheets as of December 31, 2001 and 2000 to recognize our investment in affiliates as a single line item and restated the statements of operations and cash flows for the years ended December 31, 2001 and 2000 to recognize our share of the income or loss of the affiliate as a single line item.

Between 1997 and 2000, we purchased a minority interest in the Summerville Healthcare Group, a privately held operator of assisted living facilities, for approximately $13 million. As of December 31, 2000, indicators were present that the Company would not recover its investment; however, the Company did not recognize a loss for this other-than-temporary impairment until July 2002. We restated the consolidated balance sheet as of December 31, 2000 and the consolidated statement of operations for the year ended December 31, 2000 to recognize an other than temporary impairment of the investment and, as a result, restated the loss initially recognized in the third quarter of 2002.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The effect of the restatement relating to our investment in and advances to nonconsolidated affiliates on certain of our consolidated statement of operations and balance sheet accounts is as follows (in thousands):

Increase (decrease) for years ended and at December 31,	2001	2000
Consolidated statements of operations:
Net operating revenues	$(79,985)	$(94,544)

Previously reported pre-tax income from continuing operations	$(4,031)	$(15,411)

Previously reported net income	$(2,749)	$(10,973)

Previously reported net income per share	$(0.01)	$(0.03)

Consolidated balance sheets:
Cash	$(1,995)	(403)
Accounts receivable, net	(12,947)	(15,465)
Prepaid expenses and other current assets	(1,581)	(1,361)
Property and equipment, net	2,280	(1,801)
Goodwill and other intangible assets, net	(12,279)	(10,976)
Investment in and advance to nonconsolidated affiliates	42,048	49,753
Other long-term assets	(89)	(129)
Current portion of long-term debt	(287)	(79)
Accounts payable	(1,251)	(4,292)
Accrued payroll	(860)	(837)
Other current liabilities	(5,728)	(5,031)
Long-term debt	2,616	(1,265)
Minority interest in equity of consolidated affiliates	(9,924)	(8,175)
Other long-term liabilities	—	61

Additional Asset and Liability Adjustments-

During the restatement period, the Company failed to record adjustments necessary to reconcile cash and inventories to supporting records and/or physical counts. The Company did not appropriately classify restricted cash in its consolidated balance sheet. Additionally, the Company inappropriately capitalized various expenses as prepaid or deferred costs and did not appropriately recognize employee loans at net realizable value.

The Company determined that during the restatement period, it had inappropriately reversed or recorded charges against certain liabilities or inadequately provided for various accrued liabilities, including vacation, professional liability risks, legal actions against the Company, and incentive bonus programs. The Company did not appropriately reclassify to a liability checks issued in excess of the bank balance. The Company also did not recognize amounts due under numerous borrowing arrangements, including the current portion due and accrued interest under those arrangements.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The effect of the restatement relating to adjustments relating to additional asset and liability adjustments on certain of our consolidated statement of operations and balance sheet accounts is as follows (in thousands):

Increase (decrease) for years ended and at December 31,	2001	2000
Consolidated statements of operations:
Previously reported pre-tax income from continuing operations	$(84,497)	$(222,921)

Previously reported net income	$(60,109)	$(158,720)

Previously reported net income per share	$(0.15)	$(0.41)

Consolidated balance sheets—Assets:
Cash	$(207,986)	$(113,422)
Restricted cash	20,383	2,130
Inventories	(112,354)	(92,943)
Due from related parties	4,602	619
Prepaid expenses and other current assets	(190,162)	(140,055)
Investment in and advances to nonconsolidated affiliates	32,651	21,378
Loans to officers	(2,252)	(6,242)
Due from related parties	1,424	5,555
Other long-term assets	(164,920)	(68,224)
Consolidated balance sheets—Liabilities:
Current portion of long-term debt	66,949	(10,044)
Accounts payable	117,306	162,665
Checks issued in excess of balance	152,934	100,401
Accrued payroll	36,262	7,385
Accrued interest	(91,161)	(137,217)
Due to related parties	8,130	5,323
Other current liabilities	263,524	252,257
Long-term debt	(104,605)	(15,383)
Professional liability risks	108,007	111,690
Deferred revenue	(1,135)	(100)
Other long-term liabilities	39,519	(658)

Accounting for Leases-

During the restatement process, we reviewed our significant lease agreements to determine if the lease was properly classified as either a capital or operating lease. We also reviewed our sale-leaseback arrangements to determine if the Company properly accounted for those transactions. We have a significant number of operating leases related to our operating facilities. We reviewed those leases to determine if deferred rents were required due to fixed rental payments over the initial term of the lease.

Lease Classifications and Scheduled Rent Escalations and Holidays-

We discovered that the Company previously accounted for approximately 100 leases dated prior to and throughout years ended December 31, 2001 and 2000 as operating leases, when it should have accounted for the leases as capital lease obligations. In addition, the Company previously did not account for any of its operating leases with scheduled rent increases or rent holidays on a straight-line basis.

Financing Transactions with GECC-

In addition, we reviewed two sale-leaseback arrangements entered into in 1999 and two sale-leaseback arrangements entered into in 2000 with General Electric Capital Corporation (“GECC”), an unrelated third-party

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

financing company. In December 1999 and 2000, we sold certain diagnostic equipment to GECC (buyer-lessor and the original manufacturer and seller of the equipment) for approximately $16.3 million and $17.7 million, respectively, and subsequently leased the equipment back from GECC. These transactions were structured as synthetic leases, in which the leases were to be operating leases for financial reporting purposes and capital leases for tax reporting purposes.

However, the Company did not account for the transactions in accordance with GAAP. Upon receiving the proceeds from GECC at the lease inception, the Company debited a cash account and credited a Corporate “suspense account,” a balance sheet account. Subsequent lease payments were recorded with a debit to the “suspense account” and a credit to a cash account. The equipment was not removed from the books following these sales transactions and gains or losses, if any, from these transactions were not computed or recorded.

We also have determined that because the diagnostic equipment involved in the transaction is considered integral equipment as defined in FASB Interpretation No. 43, Real Estate Sales, these transactions did not meet the requirements for sale-leaseback accounting. As a result, we must account for the transactions as financings and, therefore, the amounts reentered to the suspense account, which represent proceeds from GECC, should have been accounted for as long-term debt.

In addition, in November 1999, the Company purchased a Gulfstream V Jet for $38.4 million and immediately entered into what was intended to be a synthetic sale-leaseback agreement with GECC. No gain or loss was recognized on the transaction. However, we have determined that, for financial reporting purposes, the lease meets the criteria of a capital lease as opposed to an operating lease, as originally reported. As a result, the asset should have remained on the books and a capital lease obligation recorded.

Lastly, the Company entered into another sale-leaseback arrangement with GECC during June 2000 with a sale of 6 aircraft for approximately $20.2 million and a subsequent leaseback. We concluded the sale-leaseback did not qualify for capital lease treatment, as originally recorded on the Company’s books. Adjustments were made to remove the aircraft from the books and account for the sale-leaseback as an operating lease.

First Cambridge Transaction-

On December 12, 2001, the Company entered into a purchase and sale agreement with HealthCare Capital Investors, LLC (“HCI”), where the Company sold and leased back 13 real properties, including land, buildings, and improvements. The sale price was approximately $81.5 million. On December 28, 2001, HCI assigned all its rights and duties under the agreement to First Cambridge HCI Acquisitions, LLC (“First Cambridge”). Several former HealthSouth employees, former directors, and immediate family members of former directors initially owned 49% of First Cambridge. On the same day, the Company also signed a Master Lease Agreement with First Cambridge to lease back the 13 real properties from First Cambridge for 15 years. On December 27, 2001, First Cambridge financed this transaction with UBS AG (“UBS”) with the proceeds from an $82.5 million promissory note. HealthSouth guaranteed First Cambridge’s debt for the financing of this transaction.

As part of the restatement process, we determined the Company did not record the sale-leaseback transaction in accordance with GAAP. The transaction does not qualify as a sale-leaseback because the Company had continuing involvement with the assets sold as a result of providing a guarantee of payment to UBS in the event of a First Cambridge default. Because of the continuing involvement in the assets sold, GAAP requires the Company to account for the transaction as a financing transaction. As a result, the asset remains on the books, and we must recognize a liability for $81.5 million as of December 31, 2001. In addition, we also determined that in the original entry to record the transaction, the Company inappropriately increased an investment in

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

unconsolidated subsidiaries account by approximately $15.4 million, reduced a note payable balance by approximately $1.3 million and increased property and equipment by approximately $16.8 million. (See Note 10, Long-term Debt, and Note 20, Related Party Transactions.)

Tax Retention Operating Lease (“TROL”) Transactions-

As part of the restatement process, we determined that the Company did not properly account for three of its tax retention operating lease (“TROL”) transactions.

In 1995, the Company created HealthSouth Corporation Trust 1995-1 (“1995-1 Trust”), a special purpose entity (“SPE”), which was used to account for the acquisition and construction of our corporate facilities in Birmingham, Alabama. The Trust had debt initially with BankAmerica for approximately $5.3 million, which increased over the build-out of the corporate offices. The debt balance was approximately $45 million as of October 1, 2000. At that time, the Company refinanced the debt with UBS Warburg, for $50 million. The Company leased the corporate facilities from the 1995-1 Trust under an operating lease. Initially, the Company did not consolidate the 1995-1 Trust.

In late 1998 and early 1999, the Company purchased nine inpatient buildings from MediTrust, an unrelated third party for $135 million. HealthSouth simultaneously formed HealthSouth Trust 1998-1 (“1998-1 Trust”). The deeds to the buildings, while sold to the company, were deeded directly over to the 1998-1 Trust. The 1998-1 Trust then initially borrowed approximately $119.2 million from NationsBank as part of the purchase of eight facilities in December 1998. The 1998-1 Trust purchased the other remaining facility on February 3, 1999.

On October 31, 2000, the Company refinanced the TROL under a new trust, and borrowed $137 million from UBS Warburg. However, the Company did not appropriately apply the guidance in EITF Issue No. 90-15, “Impact of Nonsubstantive Lessors, Residual Value Guarantees, and other Provisions in Leasing Transactions.” The guidance in EITF Issue No. 90-15 requires that we consolidate the activities of the 1995-1 Trust and 1998-1 Trust.

In 2001, we began construction on the Digital Hospital and formed the Digital Hospital Trust 2001-1 to fund the construction costs. The Digital Hospital Trust 2001-1 trust and related TROL transactions for the land and building to be constructed was in existence from December 7, 2001 through May 24, 2002 when previous management unwound the TROL transaction. Although the 2001-1 Trust transaction would have qualified as off balance sheet financing for that period under the guidance of EITF Issue No. 90-15, the Company did not appropriately apply the guidance in EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction.” As a result of the Company providing certain guarantees in the TROL agreements, we were considered the owners of the construction project. Due to the existence of those guarantees, we were required to capitalize the cost of the construction and recognize the related liability in our consolidated financial statements as of December 31, 2001.

We corrected the above noted errors in the year of the inappropriate capitalization and carried forward the effects as an adjustment to the January 1, 2000 retained earnings balance, as previously reported, and as a restatement of the appropriate line items in the consolidated balance sheets as of December 31, 2001, and 2000, and in the consolidated statements of operations and cash flows for the years ended December 31, 2001, and 2000, as applicable.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Braintree, Woburn, and Greenery Facility Leases-

As part of the restatement process, we determined the Company did not properly account for lease terminations associated with a group of nursing home facilities known as the Greenery facilities.

As part of the acquisition of Horizon/CMS, the Company acquired a group of nursing home facilities, which were subsequently sold to IHS, as discussed above in greater detail. IHS assumed the original leases relating to the acquired facilities. The leases required annual payments of approximately $10 million per year. The property owner agreed to consent to the assignment of the original leases to IHS and release HealthSouth from its guaranty, effective only when and if IHS obtained its own licenses to operate the Greenery facilities. As a result, to complete the sale it was necessary for HealthSouth and IHS to enter into a separate agreement that would allow IHS to essentially operate the nursing homes under the HealthSouth license. Under the agreement, IHS was required to use its best efforts to obtain such licenses, but never did so. As a result, the property owner never released the Company of the lease obligation.

In February 2000, IHS filed for bankruptcy and shortly thereafter HealthSouth resumed operations of the nursing home facilities. During the remainder of 2000 and 2001, the Greenery facilities continued to experience operating losses of approximately $7 million per year. In late 2001, the Company decided to close the Greenery facilities. The Company owed approximately $42 million on the existing lease agreements as of December 31, 2001. However, to settle the original lease, HealthSouth and the landlord agreed that HealthSouth would enter into a sale-leaseback transaction with the landlord for two inpatient facilities (Braintree and Woburn, collectively “the two inpatient facilities”) in exchange for termination of the lease on the Greenery facilities. Under the settlement agreement, HealthSouth would lease the two inpatient facilities under new lease agreements, canceling the existing lease agreement. The new lease is for a period of 10 years with rent obligations of approximately $8.7 million per year ($87 million in total). However, the new lease agreements not only include the fair market values of the rent on the two inpatient facilities, but also include payments that, in effect, represented the original lease on the nursing homes.

We determined that the Company did not appropriately apply GAAP. Pursuant to the guidance in FASB Statement No. 13 and consistent with the guidance in EITF Issue No. 95-17, “Accounting for Modifications to an Operating Lease That Do Not Change the Lease Classification,” we concluded that we should account for the settlement agreement as two separate transactions. The first transaction is to account for the loss (i.e., termination fee) on the leases related to the Greenery facilities, and the second is the sale-leaseback of the two inpatient facilities. We determined that we should recognize a liability and loss of approximately $42 million on the original nursing home leases as of December 31, 2001, and account for the subsequent sale-leaseback transaction (see Note 7, Property and Equipment). Accordingly, we have restated our consolidated balance sheets as of December 31, 2001, and consolidated statements of operations for the year ended December 31, 2001.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The effect of the restatement relating to adjustments for lease transactions on certain of our consolidated statement of operations and balance sheet accounts is as follows (in thousands):

Increase (decrease) for years ended and at December 31,	2001	2000
Consolidated statements of operations:
Previously reported pre-tax income from continuing operations	$(47,660)	$(15,545)

Previously reported net income	$(32,504)	$(11,068)

Previously reported net income per share	$(0.08)	$(0.03)

Consolidated balance sheets:
Property and equipment, net	$254,054	$227,377
Current portion of long-term debt	37,631	23,583
Accrued interest	1,788	1,731
Long-term debt	542,041	444,729
Other long-term liabilities	23,998	20,411

Minority Interest-

The restatements of pre-tax income required appropriate adjustments to the calculation of our minority interest in equity of consolidated affiliates for the years ended December 31, 2001 and 2000.

The effect of the restatement relating to adjustments relating to calculation of minority interest on certain of our consolidated statement of operations and balance sheet accounts is as follows (in thousands):

Increase (decrease) for years ended and at December 31,	2001	2000
Consolidated statements of operations:
Previously reported pre-tax income from continuing operations	$4,566	$(22,133)

Previously reported net income	$3,369	$(15,759)

Previously reported net income per share	$0.01	$(0.04)

Consolidated balance sheets:
Minority interest in equity of consolidated affiliates	$31,876	$15,469

Income Tax Adjustments-

The restatements of pre-tax income required appropriate adjustments to the income tax provisions and the calculation of deferred income taxes based on statutory tax provisions for the years ended December 31, 2001 and 2000.

The effect of the restatement relating to the calculation of income taxes on certain of our consolidated statement of operations and balance sheet accounts is as follows (in thousands):

Increase (decrease) for years ended and at December 31,	2001	2000
Consolidated balance sheets:
Current income tax receivable	$(79,290)	$—
Long-term income tax receivable	320,056	228,907
Long-term deferred income tax asset	19,486	21,572
Current deferred tax liability	(51,339)	36,992
Long-term deferred income tax liability	(259,535)	(160,365)

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Balance Sheet Impact-

In addition to the effects on the Company’s 2001 and 2000 consolidated statements of operations discussed above, the restatement impacted the Company’s consolidated balance sheets as of December 31, 2001 and 2000 and opening retained earnings as of January 1, 2000. The following tables set forth the effects of the restatement adjustments and reclassification adjustments due to the adoption of FASB Statements No. 142 and 144 on the Company’s 2001 and 2000 consolidated balance sheets (in thousands):

	As of December 31, 2001
	As previously reported	Restatement adjustments	Reclass adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	$276,583	$(209,981)	$(3,616)	$62,986
Restricted cash	—	20,383	—	20,383
Marketable securities	1,873	2,381	—	4,254
Accounts receivable, net	940,414	(329,396)	(26,209)	584,809
Due from related parties	—	4,602	—	4,602
Inventories	112,354	(112,354)	—	—
Prepaid expenses	325,941	(303,877)	(1,478)	20,586
Other current assets	—	77,222	—	77,222
Current assets of discontinued operations	—	—	31,303	31,303
Income tax refund receivable	79,290	(79,290)	—	—

Total current assets	1,736,455	(930,310)	—	806,145
Property and equipment, net	2,774,736	(926,411)	(80,185)	1,768,140
Goodwill	—	—	1,252,997	1,252,997
Intangible assets, net	2,725,103	(1,321,923)	(1,256,726)	146,454
Investment in and advances to nonconsolidated affiliates	—	74,699	—	74,699
Loans to officers	2,252	(2,252)	—	—
Assets held for sale	21,925	(21,925)	—	—
Assets of discontinued operations	—	—	84,605	84,605
Deferred income tax assets	—	19,486	—	19,486
Due from related parties	—	1,424	—	1,424
Income tax refund receivable	—	320,056	—	320,056
Other long-term assets	318,766	(213,815)	(691)	104,260

Total assets	$7,579,237	$(3,000,971)	$—	$4,578,266

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current portion of long-term debt	$21,912	$113,312	$(481)	$134,743
Checks issued in excess of bank balance	—	152,934	—	152,934
Accounts payable	37,085	116,055	(7,521)	145,619
Accrued payroll	65,364	35,402	(2,570)	98,196
Accrued interest payable	134,762	(90,230)	—	44,532
Due to related parties	—	8,130	—	8,130
Other current liabilities	—	257,796	—	257,796
Deferred income tax liabilities	99,873	(51,339)	—	48,534
Current liabilities of discontinued operations	—	—	10,572	10,572

Total current liabilities	358,996	542,060	—	901,056
Long-term debt, net of current portion	3,005,035	426,596	(7,150)	3,424,481
Professional liability risks	—	108,007	—	108,007
Deferred income tax liabilities	259,535	(259,535)	—	—
Deferred revenue	4,206	(1,135)	—	3,071
Liabilities of discontinued operations	—	—	7,226	7,226
Other long-term liabilities	—	69,517	(76)	69,441
Minority interest in equity of consolidated affiliates	154,541	21,952	—	176,493
Shareholders’ equity (deficit)	3,796,924	(3,908,433)	—	(111,509)

Total liabilities and shareholders’ equity (deficit)	$7,579,237	$(3,000,971)	$—	$4,578,266

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	As of December 31, 2000
	As previously reported	Restatement adjustments	Reclass adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	$180,317	$(113,825)	$(4,125)	$62,367
Restricted cash	—	2,130	—	2,130
Marketable securities	90	28,320	—	28,410
Accounts receivable, net	946,965	(302,512)	(32,771)	611,682
Due from related parties	—	619	—	619
Inventories	92,943	(92,943)	—	—
Prepaid expenses	210,803	(188,946)	(1,349)	20,508
Other current assets	—	47,530	—	47,530
Current assets of discontinued operations	—	—	38,245	38,245

Total current assets	1,431,118	(619,627)	—	811,491
Property and equipment, net	2,871,763	(954,614)	(83,273)	1,833,876
Goodwill, net	—	—	1,394,115	1,394,115
Intangible assets, net	2,846,661	(1,268,314)	(1,398,692)	179,655
Investment in and advances to nonconsolidated affiliates	—	71,131	—	71,131
Loans to officers	6,242	(6,242)	—	—
Assets held for sale	26,759	(26,759)	—	—
Assets of discontinued operations	—	—	89,128	89,128
Deferred income tax assets	—	21,572	—	21,572
Due from related parties	—	5,555	—	5,555
Income tax refund receivable	—	228,907	—	228,907
Other long-term assets	197,897	(96,673)	(1,278)	99,946

Total assets	$7,380,440	$(2,645,064)	$—	$4,735,376

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$43,225	$29,888	$(1,412)	$71,701
Checks issued in excess of bank balance	—	100,401	—	100,401
Accounts payable	78,762	158,373	(12,366)	224,769
Accrued payroll	87,730	6,548	(2,506)	91,772
Accrued interest payable	168,970	(135,013)	(231)	33,726
Due to related parties	—	5,323	—	5,323
Other current liabilities	—	246,529	—	246,529
Deferred income tax liabilities	4,227	36,992	—	41,219
Current liabilities of discontinued operations	—	—	16,515	16,515
Other current liabilities	—	—	—	—

Total current liabilities	382,914	449,041	—	831,955
Long-term debt, net of current portion	3,168,604	418,331	(7,758)	3,579,177
Professional liability risks	—	111,690	—	111,690
Deferred income tax liabilities	160,365	(160,365)	—	—
Deferred revenue	4,126	(39)	—	4,087
Liabilities of discontinued operations	—	—	7,847	7,847
Other long-term liabilities	—	19,753	(89)	19,664
Minority interest in equity of consolidated affiliates	137,977	7,294	—	145,271
Shareholders’ equity	3,526,454	(3,490,769)	—	35,685

Total liabilities and shareholders’ equity	$7,380,440	$(2,645,064)	$—	$4,735,376

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Statement of Operations Impact

The following table sets forth the effects of the restatement and reclassification adjustments due to the adoption of FASB Statement No. 144 on the Company’s 2001 and 2000 condensed consolidated statements of operations (in thousands):

	For the year ended December 31, 2001
	As previously reported	Restatement adjustments	Reclass adjustments	As restated
Net operating revenues	$4,380,477	$(608,048)	$(219,372)	$3,553,057
Operating expenses	3,735,992	(85,605)	(260,094)	3,390,293
Other non-operating expenses	302,631	55,535	(4,720)	353,446
Provision for income tax (benefit) expense	139,467	(184,366)	16,655	(28,244)
Income (loss) from discontinued operations, net of income tax expense	—	—	(28,787)	(28,787)

Previously reported net income (loss)	$202,387	$(393,612)	$—	$(191,225)

Previously reported net income (loss) per share	$0.52	$(1.01)	$—	$(0.49)

	For the year ended December 31, 2000
	As previously reported	Restatement adjustments	Reclass adjustments	As restated
Net operating revenues	$4,195,115	$(510,389)	$(185,890)	$3,498,836
Operating expenses	3,423,270	331,424	(179,670)	3,575,024
Other non-operating expenses	311,572	60,798	(10,351)	362,019
Provision for income tax (benefit) expense	181,808	(259,903)	1,511	(76,584)
Income (loss) from discontinued operations, net of income tax expense	—	—	(2,620)	(2,620)

Previously reported net income (loss)	$278,465	$(642,708)	$—	$(364,243)

Previously reported net income (loss) per share	$0.72	$(1.67)	$—	$(0.94)

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Shareholders’ Equity (Deficit) Impact-

In addition to the effects on the 2001 and 2000 balance sheets and consolidated statements of operations discussed above, the restatement affected the consolidated statements of shareholders’ equity (deficit) as of December 31, 2001 and 2000. Shareholders’ equity as of January 1, 2000, is approximately $362.3 million as restated, compared to approximately $3.2 billion as previously reported. The following table shows the impact as of December 31, 2001 and 2000 (in thousands):

	For the year ended December 31,
	2001	2000
Shareholders’ equity, as previously reported	$3,796,924	$3,526,454

Effect of restatement adjustment on net loss for the current period	(532,534)	(898,479)
Cumulative adjustment to retained earnings	(3,465,294)	(2,702,228)
Adjustment to common stock	10	10
Adjustments to capital in excess of par	111,993	113,853
Adjustments to other comprehensive income	(17,074)	502
Adjustments to treasury stock	(7,719)	(7,028)
Adjustments to receivable from ESOP	418	735
Adjustments to notes receivable	1,767	1,866

Total restatement adjustments	(3,908,433)	(3,490,769)

Shareholders’ equity (deficit), as restated	$(111,509)	$35,685

Adjustments to retained earnings are described above. The adjustment to capital in excess of par consisted primarily of adjustments related to the income tax benefit of stock-based compensation.

Statement of Cash Flows Impact-

The following table presents selected consolidated statements of cash flows information for the Company showing previously reported and restated cash flows, for the years ended December 31, 2001 and 2000 (in thousands):

	Year ended December 31, 2001		Year ended December 31, 2000
	As previously reported	As restated	As previously reported	As restated
Net cash provided by operating activities	$670,394	$259,146	$796,764	$228,061
Net cash used in investing activities	(399,340)	(114,749)	(778,420)	(286,738)
Net cash (used in) provided by financing activities	(174,788)	(124,649)	32,573	47,088
Net cash used in discontinued operations	—	(23,886)	—	(19,181)
Effect of exchange rate changes on cash and cash equivalents	—	4,757	—	(4,130)

Increase (decrease) in cash and cash equivalents	96,266	619	50,917	(34,900)
Cash and cash equivalents at beginning of year	180,317	62,367	129,400	97,267

Cash and cash equivalents at end of year	$276,583	$62,986	$180,317	$62,367

For the year ended December 31, 2001, the change in cash flows from operating activities resulted primarily from restatement adjustments to correct the understatement of the allowance for contractual revenue adjustments,

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

the effect of adjustments on income tax accounts, and improperly capitalized costs and related property and equipment adjustments offset by the adjustments related to the understatement of liabilities and other accrued expenses and certain other asset adjustments. The change in cash used in investing activities during 2001 primarily resulted from restatement adjustments associated with improper capitalization of costs and proceeds from the sale of marketable securities. The change in cash used in financing activities during 2001 primarily resulted from restatement adjustments associated with lease classifications and limited partnerships.

For the year ended December 31, 2000, the change in cash flows from operating activities resulted primarily from restatement adjustments to correct the understatement of the allowance for contractual revenue adjustments and the effect of adjustments on income tax accounts offset by understatement of the provision for doubtful accounts and property and equipment adjustments. The change in cash used in investing activities during 2000 primarily resulted from restatement adjustments associated with improper capitalization of costs and other property and equipment adjustments. The change in cash flows provided by financing activities during 2000 primarily resulted from restatement adjustments made related to our limited partnerships and minority interests.

3.	Liquidity:

Historically, HealthSouth’s primary sources of funding have been cash flows from operations, borrowings under long-term debt arrangements, and sales of limited partnership interests. Funds were used to fund working capital requirements, capital expenditures, and business acquisitions. While we generate substantial cash flow from operating activities, we are a highly leveraged company that must make significant government and class action settlement payments, defend ourselves against class action suits, service debt, and expend amounts for reconstruction activities. These payments will consume resources that could be devoted to growing the business or reducing our debt level.

Furthermore, we do not have access to the capital markets because we are not current in filing financial information with the SEC nor will we become a current filer until 2006 at the earliest. Although we do not believe we need additional capital to fund our obligations through 2005, it does make it difficult to grow our business. We also have been unable to sell or resyndicate limited partnership units because, until recently, we have not been able to produce reliable financial statements.

On March 21, 2005, as discussed in more detail in Note 10, Long-term Debt, we amended and restated our 2002 Credit Agreement as follows:

•	The balance of $315 million outstanding under the 2002 Credit Agreement when it was frozen in March 2003 was converted to a term loan.

•	We obtained a $250 million revolving credit facility. At closing, no money was drawn on the Revolving Facility.

•	We obtained a $150 million letter of credit facility (the “LC Facility”). At closing, approximately $78.7 million of this facility was utilized.

The amended and restated credit facility remedies all defaults under our 2002 credit agreement. It contains affirmative and negative covenants, currently including a minimum interest expense coverage ratio of 1.65 to 1.00 and a maximum leverage ratio of 5.75 to 1.00. The required ratios change over time. The amended and restated credit facility also restricts the use of proceeds from asset sales, ability to pay dividends, and incur additional borrowings. These covenants are effective beginning June 30, 2005. Failure to be in compliance with any material provision of the new facility could have a material adverse effect on our financial position, results of operations, and cash flows.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

On June 15, 2005, we closed a $200 million senior unsecured term loan facility, the net proceeds of which, together with available cash, were used to repay our $245 million 6.875% senior notes due June 15, 2005, and to pay fees and expenses related to the term loan facility. This transaction allowed us to reduce our overall level of indebtedness.

The term loan facility contains representations, warranties, affirmative and negative covenants, default and acceleration provisions. In addition, we will be responsible for fees and expenses associated with the term loan facility. Failure to be in compliance with any material provision of the term loan facility could have a material adverse effect on our financial position, results of operations, and cash flows.

As discussed in Note 21, Medicare Program Settlement, and Note 22, SEC Settlement, we have significant funding commitments related to legal settlements. As a result of the Medicare Program Settlement, we made an initial payment of $75 million to the United States on January 3, 2005. The remaining balance will be paid in quarterly installments over the next three years. These amounts are exclusive of interest from November 4, 2004 at an annual rate of 4.125%. In addition, we have reached an agreement with the SEC to resolve claims brought against us in March 2003. As a result of the SEC Settlement, we will make payments of $12.5 million in 2005; $50 million in 2006; and $37.5 million in 2007.

Since March 2003, we have aggressively pursued cost reduction activities on non-patient care areas. We have eliminated approximately 244 non-clinical corporate positions, become more aggressive with respect to receivables collection, tightened overall spending controls, curtailed non-critical capital expenditures, and improved efficiency in operations. During 2003, we completed several non-core asset sales that resulted in total sale proceeds of approximately $207.5 million and completed 102 lease buyouts that resulted in aggregate savings in future lease obligations of approximately $7.9 million, net of related lease buy-out costs. We also plan to continue to streamline operations through additional sales of non-core assets when and if the business strategy warrants such sales.

In our continuing effort to streamline operations, we closed 16 inpatient rehabilitation facilities, 102 outpatient rehabilitation facilities, 6 surgery centers, 14 diagnostic centers, and 33 other facilities during 2003 and 2002 that meet the requirements of FASB Statement No. 144 to report as discontinued operations.

Based on the above, we believe our projected liquidity is sufficient to meet our current operating cash flow requirements and satisfy our 2005 scheduled debt maturities, government and class action settlement payments, and other cash flow requirements, including those funds to finance our reconstruction efforts. However, our ability to meet our obligations beyond 2005 is dependent on our ability to generate positive cash flow from a combination of operating improvements, refinancing of existing debt obligations, and capital markets transactions. Failure to implement these initiatives could have a material adverse effect on our liquidity and our operations, and we would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, deferral of capital expenditures, further reductions in working capital and possible debt restructurings. While we believe we could successfully complete the alternative plans, if necessary, there can be no assurance that such alternatives would be available on acceptable terms and conditions to us or that we would be successful in their implementation.

4.	Business Combinations:

During the years ended December 31, 2002, 2001, and 2000, we completed numerous individually immaterial acquisitions of operating facilities. We did not complete any acquisitions during the year ended December 31, 2003. We accounted for all of these acquisitions under the purchase method of accounting and reported the results of operations for each of these acquired companies from the date of acquisition. We have not

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

prepared pro forma financial information as the results from operations of these acquired companies and assets are not material on a consolidated basis. The following table summarizes these acquisitions (in thousands, except for number of facilities acquired):

	For the year ended December 31,
	2002	2001	2000
		(Restated)	(Restated)
Number of facilities acquired:
Inpatient rehabilitation hospitals	—	—	1
Outpatient rehabilitation	5	1	17
Outpatient surgery centers	1	1	3
Diagnostic centers	2	1	18
Other	—	—	3
Purchase price paid:
Cash	$23,129	$4,071	$76,632
Notes payable	—	—	1,291
Fair value of:
Current assets acquired	149	85	7,328
Non current tangible assets acquired	2,616	966	17,821
Intangible assets acquired:
Licenses	2,327	413	7,748
Certificates of need	183	—	657
Workforce	—	193	3,090
Management agreements	—	—	6
Noncompete agreements	3,600	582	4,805
Liabilities assumed	(37)	(805)	(8,142)
Noncompete agreements with former owners	(2,336)	(281)	(3,365)

Goodwill	$16,627	$2,918	$47,975

In connection with the above acquisitions, we also entered into noncompete agreements with the former owners of the acquired facilities. In general, these noncompete agreements are payable in monthly or quarterly installments over periods ranging from five to ten years.

5.	Accounts Receivable:

Accounts receivable consists of the following (in thousands):

	As of December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Patient accounts receivable:	$836,971	$867,307	$865,463	$887,540
Less: Allowance for doubtful accounts	340,545	333,046	322,062	302,485

Patient accounts receivable, net	496,426	534,261	543,401	585,055
Other accounts receivable	282	136	1,515	944
Estimated third-party payor receivable	—	—	39,893	25,683

Accounts receivable, net	$496,708	$534,397	$584,809	$611,682

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following is the activity related to our allowance for doubtful accounts (in thousands):

For the year ended December 31,	Balance at beginning of period	Additions and charges to expense	Deductions and accounts written-off	Balance at end of period
2003	$333,046	$133,836	$(126,337)	$340,545

2002	$322,062	$137,060	$(126,076)	$333,046

2001 (Restated)	$302,485	$100,620	$(81,043)	$322,062

2000 (Restated)	$304,841	$189,811	$(192,167)	$302,485

6.	Marketable Securities:

Our investments in marketable securities were classified as available-for-sale. As of December 31, 2003, we had sold our portfolio of marketable securities. A summary of our marketable equity securities is as follows (in thousands):

Equity securities:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
As of December 31, 2003	$—	$—	$—	$—

As of December 31, 2002	$3,000	$330	$—	$3,330

As of December 31, 2001 (Restated)	$3,500	$754	$—	$4,254

As of December 31, 2000 (Restated)	$12,308	$16,309	$(207)	$28,410

Other investing information is as follows:

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Proceeds from sales of available-for-sale securities	$3,698	$1,167	$31,971	$—

Gross realized gains	$698	$667	$22,663	$—

Gross realized losses	$—	$—	$—	$—

Caremark Rx, Inc. (formerly MedPartners, Inc.)-

In 1993, certain of our affiliates helped form a physician practice management company, MedPartners, Inc., which filed an initial public offering in 1995 and subsequently changed its name to Caremark Rx. We invested approximately $2.1 million in MedPartners prior to its initial public offering, and owned approximately 1.1 million shares of stock at that time. Subsequent to MedPartner’s initial public offering, we invested an additional $5.5 million in the company. At various times during the period that we owned shares of Caremark Rx, Charles W. Newhall III, Larry D. Striplin, Jr., Michael D. Martin, and Lawrence R. House, all former directors or officers of HealthSouth, served as directors of Caremark Rx. Mr. House was also the Chairman and Chief Executive Officer of MedPartners. Richard M. Scrushy also served as a director of Caremark Rx from 1999 through 2001, including a period as Caremark Rx’s Chairman. We also purchased products and services from Caremark Rx totaling $2.9 million in 2000 and $0.8 million in 2001. We sold our investment in Caremark Rx during 2001 and realized a gain of approximately $19.3 million.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

HealthTronics-

HealthSouth owned 415,666 shares of HealthTronics’ common stock from 1999 through 2003. A former director and employee owned 83,334 shares. The original value of the investment was approximately $3.0 million, which, after the restatement process, the Company accounted for at fair value (See Note 2, Restatement and Reclassification of Previously Issued Consolidated Financial Statements). In addition, certain directors and officers of HealthSouth also served on the Board of HealthTronics. We sold our investment in Healthtronics during 2003 for approximately $3.7 million and realized a gain of approximately $0.7 million. We purchased medical equipment and related supplies from HealthTronics amounting to approximately $0.8 million in 2003; $0.9 million in 2002; $0.5 million in 2001; and $0.3 million in 2000. Amounts due to HealthTronics were immaterial.

Almost Family-

HealthSouth owned 748,501 shares of Almost Family, Inc.’s (formerly known as Caretenders Health Corporation) common stock from 1995 through 2001. HealthSouth also held a warrant to purchase 200,000 additional shares of Almost Family, Inc.’s common stock. The cost basis of the investment was approximately $1.7 million, which, after the restatement process, we accounted for at fair value. In 2001, we sold our investment in Almost Family, Inc. for $5.0 million and realized a gain of approximately $3.3 million. From December 1991 through September 1994, Richard M. Scrushy and Michael D. Martin, two of our former officers, were directors of Almost Family, Inc.

7.	Property and Equipment:

Property and equipment consists of the following (in thousands):

	As of December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Land	$117,992	$130,583	$124,893	$122,536
Buildings	1,320,309	1,312,122	1,291,748	1,273,168
Leasehold improvements	240,549	228,282	241,736	225,154
Furniture, fixtures, and equipment	867,937	890,674	1,093,473	1,065,208

	2,546,787	2,561,661	2,751,850	2,686,066
Less: Accumulated depreciation and amortization	(1,102,783)	(937,674)	(1,000,109)	(870,238)

	1,444,004	1,623,987	1,751,741	1,815,828
Construction in progress	22,749	91,847	16,399	18,048

Property and equipment, net	$1,466,753	$1,715,834	$1,768,140	$1,833,876

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The amount of fully depreciated assets, depreciation expense, amortization expense and accumulated amortization relating to assets under capital lease obligations, interest capitalized on construction projects, and rent expense under operating leases is as follows (in thousands):

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Fully depreciated assets	$375,160	$242,241	$237,186	$164,187

Depreciation expense	$160,631	$191,022	$190,400	$191,668

Assets under capital lease obligations:
Buildings	$299,979	$299,979	$275,903	$263,776
Equipment	45,175	79,083	89,257	76,266

	345,154	379,062	365,160	340,042
Accumulated amortization	(160,137)	(132,635)	(119,587)	(97,479)

Assets under capital lease obligations, net	$185,017	$246,427	$245,573	$242,563

Amortization expense	$28,289	$28,988	$26,790	$22,651

Interest capitalized	$5,871	$739	$14	$—

Rent expense:
Minimum rent payments	$152,363	$138,355	$114,525	$91,550
Contingent and other rents	102,989	110,003	176,275	162,080

Total rent expense	$255,352	$248,358	$290,800	$253,630

Leases-

We lease certain land, buildings, and equipment under non-cancelable operating leases expiring at various dates through 2027, and certain buildings and equipment under capital leases also expiring at various dates through 2027. Operating leases generally have 5 to 10-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various facility leases include provisions for rent escalation to recognize increased operating costs or require the Company to pay certain maintenance and utility costs. Contingent rents are included in rent expense in the year incurred. Some facilities are subleased to other parties, and those amounts are not material. Certain leases contain annual escalation clauses based on changes in the Consumer Price Index (“CPI”) while others have fixed escalation terms. The excess of expense over current payments is recognized as straight-line rental accrual payments and included in Other long-term liabilities in the accompanying consolidated financial statements, as follows (in thousands):

	As of December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Straight-line rental accrual	$25,932	$25,466	$23,106	$19,521

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Future minimum lease payments at December 31, 2003, for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in thousands):

Year ending December 31,	Operating Leases	Capital Lease Obligations	Total
2004	$154,295	$49,699	$203,994
2005	129,137	44,124	173,261
2006	102,796	34,060	136,856
2007	81,195	31,990	113,185
2008	65,910	31,490	97,400
2009 and thereafter	272,432	115,573	388,005

	$805,765	306,936	$1,112,701

Less: interest portion		(77,027)

Long term obligations under capital leases		$229,909

Collateralized Assets-

Pursuant to a Collateral and Guarantee Agreement dated as of March 21, 2005, between the Company and JPMorgan, our obligations under our Restated Credit Agreement are collateralized by substantially all of the assets of HealthSouth Corporation and the common stock of our first tier subsidiaries. Please see Note 10, Long-term Debt, for additional information regarding the Restated Credit Agreement.

Construction in Progress-

In connection with the construction of the Digital Hospital in Birmingham, Alabama, we incurred significant costs and included those capitalized costs in Construction in Progress (“CIP”). Amounts in CIP at December 31, 2003 relate principally to the Digital Hospital. We have entered into construction contracts and other future commitments for the completion of this property totaling in years subsequent to 2003 of approximately $79.5 million. Subsequent to December 31, 2003, we incurred costs of approximately $36 million relating to the continuing construction of the Digital Hospital.

Asset Impairments-

At December 31, 2003, we recognized an impairment charge of approximately $132.7 million. Of this total amount, $127.9 million relates to the Digital Hospital and represents the excess of costs incurred during the construction of the Digital Hospital over the estimated fair market value of the property of $25 million, including the RiverPoint facility, a 60,000 square foot office building, which shares the construction site and would be included with any sale of the Digital Hospital. The impairment of the Digital Hospital is based on an appraisal that considered alternative uses for the property as of December 31, 2003. We have continued construction on the Digital Hospital and incurred additional costs of approximately $36 million in 2004, thereby increasing the value of the property. We have subsequently determined that the additional construction costs have increased the fair value of the property to $40.5 million at December 31, 2004. As a result, we will take an additional impairment charge in 2004 of approximately $20 million.

As of December 31, 2002, we examined all of our facilities for impairment because of the substantial decline in our stock price during the last six months of 2002 and numerous facilities had continuing operating losses indicated that numerous triggering events had occurred. Based on this review, we recorded an impairment

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

charge of approximately $95.5 million in 2002 to reduce the carrying value of property and equipment and an impairment charge of approximately $22.2 million to reduce the carrying value of amortizable intangibles of certain facilities to their estimated fair market value. This impairment charge related to intangibles consisted of a write-down of certificates of need of approximately $0.9 million, a write-down of licenses of approximately $15.5 million, a write-down of approximately $2.3 million for non-compete agreements, and a write-down of approximately $3.4 million for management agreements. We determined the fair value of the impaired long-lived assets at a facility primarily based on the discounted future cash flows of these facilities using an average weighted average discount rate of 10.5%. If the facility had real estate, in addition to discounted cash flow valuation techniques, we also used appraisals or tax assessments to determine the real estate fair value.

In 2001 and 2000, triggering events related to facility closings and facilities experiencing negative cash flow from operations resulted in us recognizing impairment charges of $0.4 million and $10.4 million in 2001 and 2000, respectively. We determined the fair value of the impaired assets at a facility primarily based on the discounted future cash flows of these facilities using an average weighted average discount rate of 10.5%. If the facility had real estate, in addition to discounted cash flow valuation techniques, we also used appraisals or tax assessments to determine the real estate fair value.

See Note 8, Goodwill and Other Intangible Assets, for a description of the impairment charges recognized for goodwill.

See Note 24, Segment Reporting, for amount of impairment charges by operating segments.

Asset Disposals-

In connection with the process to determine the appropriate amounts for our property and equipment, we conducted a complete physical inventory of our facilities. As a result of that procedure, we incurred a charge of approximately $35.6 million in 2002, which is included in (Gain) loss on disposal of assets in the accompanying consolidated statements of operations. The remainder of the 2002 loss on disposal of assets is primarily attributable to the sale of the Wentworth Nursing Home. During 2003, we sold non-core assets, including most of our fleet of aircraft, and our inpatient facility in Reno, Nevada, which resulted in a gain of approximately $13.2 million.

Meadowbrook Healthcare, Inc.-

In 2001, we sold four inpatient rehabilitation facilities to Meadowbrook Healthcare, Inc. (“Meadowbrook”), an entity formed by one of our former chief financial officers, Michael D. Martin, for a $9.7 million note receivable. Meadowbrook paid no cash in connection with the sale of these facilities. The transaction was closed effective January 1, 2002, but remained in escrow until July 2002. We recognized a loss on this sale of approximately $37.4 million during 2001. This loss is included in (Gain) loss on disposal of assets in our consolidated statements of operations.

In addition, during 2001, we advanced approximately $1.0 million in working capital loans to Meadowbrook. During 2002, we made a net advance of approximately $37.0 million to Meadowbrook. In 2003, we reserved approximately $38 million relating to amounts due from Meadowbrook. See Note 23, Contingencies and Other Commitments, for information regarding litigation between HealthSouth and Meadowbrook.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

U.S. HealthWorks, Inc.-

In March 2001, we sold our occupational medicine business to U.S. HealthWorks, Inc. for approximately $43.1 million. The purchase price consisted of approximately $30.1 million in cash at closing and two notes ($7.0 million and $6.0 million) for the balance. As a result of this transaction, we recorded a gain on sale of assets of approximately $15.8 million. One of our former chief financial officers, William T. Owens, was appointed to the board of directors of U.S. HealthWorks as a condition to the sale.

In April 2001, we loaned U.S. HealthWorks $2.9 million, which was repaid five days after the loan was advanced. In May 2001, we paid U.S. HealthWorks $2.0 million to settle a dispute related to the transaction. In October 2002, we loaned U.S. HealthWorks $2.3 million (which was repaid in December 2002), paid U.S. HealthWorks $1.2 million to settle another dispute related to the transaction, and forgave the remaining $4.0 million due on the $6.0 million note. In April 2003, there was another dispute regarding the transaction that was resolved by us forgiving the $7.0 million note in 2004.

Asset Swap-Leaseback-

As discussed in Note 2, Restatement and Reclassification of Previously Issued Consolidated Financial Statements, in January 2002, we agreed to swap two inpatient facilities (Braintree and Woburn) for a group of nursing homes (the “Greenery facilities”). We recognized a loss on the swap-leaseback of approximately $18 million, which is included in (Gain) loss on disposal of assets in the accompanying consolidated statements of operations. We accounted for the subsequent lease of the Braintree and Woburn facilities as a capital lease. These leases are included in the information summarized above. In connection with the transaction, we also recognized a loss of approximately $42 million related to the termination of the Greenery facilities leases as of December 31, 2001. The payment of the amounts due under the Greenery facilities leases was included in the lease of the Braintree and Woburn facilities.

In June 2002, we sold the Greenery facilities at a loss of approximately $5 million, which is included in (Gain) loss on disposal of assets in the accompanying consolidated statements of operations.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8.	Goodwill and Other Intangible Assets:

Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Other definite-lived intangibles consist primarily of certificates of need, licenses, non-compete agreements, and management agreements.

As of December 31, 1999, the goodwill and other intangible assets carrying amount was approximately $1.7 billion. In the fourth quarter of 2002, we recognized an impairment charge to reduce other intangibles to fair value for certain operating facilities of approximately $22.2 million under the provisions of FASB Statement No. 144.

HealthSouth ceased amortizing goodwill upon adoption of FASB Statement No. 142 on January 1, 2002 (see Note 1, Summary of Significant Accounting Policies). The following table provides pro forma results for the years ended December 31, 2001 and 2000, as if the non-amortization provisions of FASB Statement No. 142 had been applied in 2001 and 2000, compared with actual results for the years ended December 31, 2002 and 2003 (in thousands, except for per share data):

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Reported loss from continuing operations	$(456,368)	$(417,118)	$(162,438)	$(361,623)
Reported income (loss) from discontinued operations	24,267	(1,517)	(28,787)	(2,620)
Cumulative effect of accounting change	(2,456)	(48,189)	—	—

Reported net loss	$(434,557)	$(466,824)	$(191,225)	$(364,243)

Adjustments:
Goodwill amortization, net of tax	$—	$—	$104,300	$108,497
Reclassification of assembled workforce, net of tax	—	—	11,363	13,394

Total adjustments	$—	$—	$115,663	$121,891

Adjusted loss from continuing operations	$(456,368)	$(417,118)	$(46,775)	$(239,732)
Reported income (loss) from discontinued operations	24,267	(1,517)	(28,787)	(2,620)
Cumulative effect of accounting change	(2,456)	(48,189)	—	—

Adjusted net loss	$(434,557)	$(466,824)	$(75,562)	$(242,352)

Basic and diluted earnings per share:
Reported loss from continuing operations	$(1.15)	$(1.06)	$(0.42)	$(0.93)
Reported income (loss) from discontinued operations	0.06	Nil	(0.07)	(0.01)
Cumulative effect of accounting change	(0.01)	(0.12)	—	—

Reported net loss	$(1.10)	$(1.18)	$(0.49)	$(0.94)

Adjustments:
Goodwill amortization, net of tax	$—	$—	$0.27	$0.28
Reclassification of assembled workforce, net of tax	—	—	0.03	0.03

Total adjustments	$—	$—	$0.30	$0.31

Adjusted loss from continuing operations	$(1.15)	$(1.06)	$(0.12)	$(0.62)
Adjusted income (loss) from discontinued operations	0.06	Nil	(0.07)	(0.01)
Cumulative effect of accounting change	(0.01)	(0.12)	—	—

Adjusted net loss per common share	$(1.10)	$(1.18)	$(0.19)	$(0.63)

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Accumulated amortization of goodwill upon adoption of FASB Statement No. 142 was approximately $571 million. The following table shows changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2003, by operating segment (in thousands):

	Inpatient	Surgery Centers	Outpatient	Diagnostics	Corporate and Other	Total
Goodwill as of January 1, 2002	$401,208	$638,621	$155,673	$57,495	$—	$1,252,997
Reclassification of assembled workforce	1,047	2,046	1,359	395	—	4,847
Transitional impairment charge	—	—	—	(48,189)	—	(48,189)
Acquisitions	—	1,821	3,506	11,299	—	16,626
Acquisition of equity interests in joint venture entities	—	6,635	—	—	—	6,635

Goodwill as of December 31, 2002	402,255	649,123	160,538	21,000	—	1,232,916
Impairment charge	—	(176,208)	(135,888)	(23,527)	—	(335,623)
Acquisition of equity interests in joint venture entities	64	2,761	350	2,527	—	5,702

Goodwill as of December 31, 2003	$402,319	$475,676	$25,000	$—	$—	$902,995

As discussed in Note 1, Summary of Significant Accounting Policies, on January 1, 2002 we adopted FASB Statement No. 142. Upon adoption of FASB Statement No. 142, we recorded a charge of approximately $48.2 million (net of an associated tax benefit of $0) to reduce the carrying value of goodwill. We have reported this charge as a cumulative effect of an accounting change in the accompanying consolidated statement of operations for the year ended December 31, 2002. The $48.2 million impairment charge is associated entirely with goodwill related to our Diagnostic segment.

The amount of this impairment primarily recognizes the decline in the expected operating performance of the Diagnostic segment between the dates the goodwill was recorded and the adoption of FASB Statement No. 142.

We performed impairment reviews as required by FASB Statement No. 142 as of October 1, 2002 and concluded that no goodwill impairment existed.

We performed an impairment review as required by FASB Statement No. 142 as of March 19, 2003, and concluded that potential goodwill impairment existed in our Outpatient and Diagnostic reporting units. We calculated the implied fair value of the Outpatient reporting unit’s goodwill and determined that the Outpatient reporting unit’s goodwill was impaired by $135.8 million. We calculated the implied fair value of the Diagnostic reporting unit’s goodwill and determined that the remaining goodwill was impaired, which resulted in an impairment charge of $23.5 million.

We performed an impairment review as required by FASB Statement No. 142 as of October 1, 2003 and concluded that a potential goodwill impairment existed in our Surgery Centers reporting unit. This impairment was caused by a continuing decline in the Surgery Center reporting unit caused primarily by the inability to attract new physicians to the Surgery Centers. We calculated the implied fair value of our Surgery Centers reporting unit’s goodwill as required by FASB Statement No. 142 and determined that our Surgery Centers reporting unit’s goodwill was impaired by $176.2 million.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table provides information regarding our other intangible assets (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Certificates of need:
2003	$9,694	$4,218	$5,476
2002	9,948	3,724	6,224
2001 (Restated)	11,571	3,673	7,898
2000 (Restated)	11,761	3,209	8,552

Licenses:
2003	$112,055	$52,067	$59,988
2002	113,603	45,733	67,870
2001 (Restated)	136,549	45,546	91,003
2000 (Restated)	139,572	38,020	101,552

Non-compete agreements:
2003	$56,248	$49,930	$6,318
2002	56,336	46,245	10,091
2001 (Restated)	66,345	49,754	16,591
2000 (Restated)	72,492	45,967	26,525

Management agreements:
2003	$14,574	$4,328	$10,246
2002	19,914	4,969	14,945
2001 (Restated)	33,176	7,061	26,115
2000 (Restated)	33,027	5,367	27,660

Assembled workforce:
2003	$—	$—	$—
2002	—	—	—
2001 (Restated)	55,715	50,868	4,847
2000 (Restated)	60,528	45,162	15,366

Total intangible assets:
2003	$192,571	$110,543	$82,028
2002	199,801	100,671	99,130
2001 (Restated)	303,356	156,902	146,454
2000 (Restated)	317,380	137,725	179,655

Amortization expense for other intangible assets is as follows (in thousands):

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Amortization expense	$11,275	$17,794	$32,167	$36,187

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Total estimated amortization expense for our other intangible assets for the next five fiscal years is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
2004	$11,275
2005	11,005
2006	9,349
2007	9,349
2008	9,349

9.	Investment in and Advances to Nonconsolidated Affiliates:

Investment in and advances to nonconsolidated affiliates represents our investment in 66 partially-owned subsidiaries, of which approximately 61 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of our subsidiaries are a general or limited partner, managing member, or venturer, as applicable. We do not control these affiliates, but have the ability to exercise significant influence over the operating and financial policies of the affiliate. Our ownership percentages in these affiliates range from less than 1 percent to 61 percent. HealthSouth’s investment in these affiliates is an integral part of our operations. We account for these investments using the cost and equity methods of accounting. Our investments consist of the following (in thousands):

	As of December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Equity method investments:
Capital contributions, loans, and advances	$38,373	$67,699	$56,562	$56,801
Cumulative share of income	122,152	106,384	91,063	74,154
Cumulative share of distributions	(113,752)	(105,327)	(87,818)	(77,229)

	46,773	68,756	59,807	53,726
Cost method investments:
Capital contributions, net of partnership distributions and impairments	2,780	14,864	14,892	17,405

Total investment in and advances to nonconsolidated affiliates	$49,553	$83,620	$74,699	$71,131

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following summarizes the combined assets, liabilities, and equity and the combined results of operations of our equity method affiliates (on a 100% basis, in thousands):

Condensed balance sheets:

	As of December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Assets-
Current	$34,677	$30,381	$24,545	$21,031
Non-current	68,507	76,696	67,129	69,626

Total assets	$103,184	$107,077	$91,674	$90,657

Liabilities and equity-
Current liabilities	$7,048	$9,248	$6,518	$10,077
Due to affiliates	90	3,112	3,256	2,938
Non-current	4,584	5,727	3,221	3,678
Partners’ capital and shareholders’ equity-
HealthSouth	46,773	68,756	59,807	53,726
Outside parties	44,689	20,234	18,872	20,238

Total liabilities and equity	$103,184	$107,077	$91,674	$90,657

Condensed statements of operations:

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Net operating revenue	$106,685	$121,688	$101,089	$105,596
Operating expenses	(63,155)	(85,644)	(73,677)	(55,727)
Income from continuing operations	43,530	36,044	27,412	49,869
Net income	$35,510	$31,250	$24,461	$46,687

Source Medical-

See Note 2, Restatement and Reclassification of Previously Issued Consolidated Financial Statements, for information regarding Source Medical. Subsequent to the incorporation of Source Medical by HealthSouth, we acquired 3,932,500 shares of Source Medical’s common stock for a total purchase price of approximately $393,000 (“initial investment”). At the time of our initial investment, certain of our directors, executive officers, and employees also purchased shares of Source Medical’s common stock for a total purchase price of approximately $600,000. As of December 31, 2001, we reduced the carrying amount of our investment to zero.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

In connection with one of Source Medical’s acquisitions during 2001, HealthSouth guaranteed certain contingent payment obligations of Source Medical to the sellers of $6 million. In addition, during 2002 Source Medical borrowed $5 million for working capital from an unrelated third-party financial institution. HealthSouth guaranteed the loan. In March 2003, the loan was called and we were required to pay $5.1 million to repay the loan, including interest, on behalf of Source Medical. We have accrued $5.1 million as an uncollectible amount due from Source Medical. Total amounts advanced to Source Medical to continue to develop HCAP, to fund other operations and acquisitions, and amounts incurred related to guarantees are as follows (in thousands):

For the year ended December 31,	Total expensed	HCAP software development	Impairment of notes receivable	Guarantees
2003	$11,806	$11,806	$—	$—
2002	36,636	25,277	6,312	5,047
2001 (Restated)	87,336	81,336	—	6,000
2000 (Restated)	—	—	—	—

Total	$135,778	$118,419	$6,312	$11,047

During 2003, the majority of the original loans and advances to Source Medical that we impaired in 2001 and 2000 were legally forgiven by HealthSouth to facilitate Source Medical’s recapitalization efforts. As of January 2004, HealthSouth’s ownership percentage had been diluted to approximately 7% of the outstanding common stock of Source Medical. HealthSouth continues to lease HCAP software from Source Medical for approximately $4.2 million annually and is one of Source Medical’s primary customers. HealthSouth retains two seats on Source Medical’s board of directors.

MedCenterDirect.Com, Inc.-

In 1999, we acquired 6,390,583 shares of Series A Preferred Stock of MedCenterDirect.com, Inc. (“MCD”) for a total purchase price of approximately $2.2 million. At the time of our initial investment, certain of our directors, executive officers, and employees also purchased shares of MCD’s Series A Preferred Stock. Charles W. Newhall III served on MCD’s board of directors.

Until November 2002, MCD purchased equipment and supplies from third party vendors for resale, and we paid MCD 105% of its cost for the purchase of equipment and supplies purchased through MCD, with the 5% margin intended to compensate MCD for the use of its software and inventory management services. Beginning in November 2002, we began paying MCD a flat annual fee (equal to $5 million for the first year of the arrangement, payable in equal monthly installments, and declining thereafter) for the use of its software and systems, and we resumed paying equipment and supply vendors directly. We were MCD’s primary customer.

Equipment and pharmaceutical supplies purchased from MCD were as follows (in thousands):

Amount
2003	$2,082
2002	89,359
2001 (Restated)	100,044
2000 (Restated)	74,588

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2000, indicators were present that we would not recover our investment and as part of the restatement process, we reduced the carrying value of the investment to $0. We also provided a guarantee for $20 million of MCD’s debt to UBS Warburg in 2001. In 2002, we advanced approximately $9.2 million to MCD in the form of a loan, which is included in the Due from related parties in our consolidated balance sheet as of December 31, 2002.

In September 2003, UBS called its loan to MCD. We recognized a liability under the terms of the guarantee as of September 30, 2003, but have not paid the amounts due under the terms of the guarantee to UBS Warburg as of December 31, 2004. (See Note 10, Long-term Debt). We also fully reserved the note receivable of approximately $9.2 million as of September 30, 2003. As of December 31, 2000, the Company owed MCD approximately $4.8 million.

Bridge Medical, Inc.-

From 1999 through 2001, we invested approximately $1.2 million in Bridge Medical, Inc., a privately held software company. We owned less than 2% of the capital stock of the company. As of December 31, 2001, indicators were present that our investment was impaired and we reduced the carrying value to approximately $270,000. Bridge Medical was acquired by AmerisourceBergen Corporation in January 2003. In April 2003, we sold our stock in AmerisourceBergen for $385,197 and recognized a gain of $115,197, which is included in Gain (loss) on sale of investments in our consolidated statements of operations for the year ended December 31, 2003.

CMS Capital Ventures, Inc.-

In 1998, we entered into a recapitalization agreement with CMS Capital Ventures, Inc. (a wholly owned subsidiary of HealthSouth) (“CMS”), CompHealth, Inc. (a wholly owned subsidiary of CMS), and certain other parties, whereby CMS purchased 85% of our interest in CMS. As a result of the recapitalization, we retained approximately 15% of the outstanding capital stock of CMS with a carrying value of $1.5 million and received net proceeds of approximately $34.1 million. In connection with this recapitalization, certain investors purchased capital stock of CMS, including affiliates of Acacia Venture Partners (“Acacia”) and NEA. C. Sage Givens, Michael D. Martin, and Charles W. Newhall III, former directors of the Company, were also CMS directors. From 2000 through 2003, HealthSouth purchased services from CompHealth, Inc., CMS’s wholly owned subsidiary, in the following amounts (in thousands):

Amount
2003	$523
2002	844
2001 (Restated)	354
2000 (Restated)	187

In 2003, we sold our remaining interests in CMS for approximately $16.0 million and recognized a gain of approximately $14.5 million.

J. Sports and Entertainment, LLC-

In 2002, we acquired approximately 40% of the membership interests of J. Sports Entertainment, LLC (“J. Sports”). At J. Sport’s request, we advanced a total of $1.25 million to J. Sports and were a guarantor on one or more letters of credit issued by SunTrust Bank for the benefit of iN Demand L.L.C. On October 15, 2002, J. Sports entered into a transaction to sell all of its assets to JSE Acquisition Company, LLC. Simultaneously

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

with that transaction, we agreed to sell all of our membership interests in J. Sports to J. Sports for a total purchase price of $100, and to release J. Sports from any indebtedness to us or liability to us under the various letters of credit. As part of that transaction, we retained 5% of the membership interests of JSE Acquisition Company. We recognized a loss of $1.25 million relating to our investment in and advances to J. Sports.

Montagu Newhall Global Partners-

From 2001 through 2003, we invested approximately $1.8 million in Montagu Newhall Global Partners, L.P. (“Montagu Newhall”). Montagu Newhall is a venture capital fund that was co-founded by C. Ashton Newhall, the son of Charles W. Newhall III. In addition, Mr. Charles W. Newhall III acted on the Advisory Board and the Investment Committee of Montagu Newhall. In 2003, we sold our investment in Montagu Newhall for approximately $154,000 and realized a net loss of approximately $1.6 million.

OrthoRx-

In 2002, we invested a total of approximately $4.5 million in OrthoRx, Inc. (“OrthoRx”), which was a joint venture between HealthSouth and Orthofix International N.V. As of December 31, 2002, we owned approximately 48% of the outstanding capital stock of OrthoRx. Richard M. Scrushy, Weston L. Smith, a former chief financial officer of HealthSouth, and William G. Hicks, a former employee of HealthSouth, were also investors in OrthoRx. As part of the initial financing, Mr. Hicks and Larry D. Taylor became OrthoRx directors. The carrying value of this investment was reduced to approximately $2.2 million as of December 31, 2002. In 2003, we invested an additional amount of approximately $350,000 in OrthoRx. In June 2003, we sold our ownership in OrthoRx to an unrelated financial buyer for approximately $3.1 million and realized a net gain of approximately $550,000. Services purchased from and amounts due to OrthoRx were not material during the years ended December 31, 2003 and 2002.

Pathology Partners-

From 1998 through 2003, we invested approximately $3.2 million in Pathology Partners, Inc., a privately held pathology service company. As of December 31, 2002, we owned approximately 15.5% of the company on a fully diluted basis. William G. Hicks and James P. Bennett served as directors of Pathology Partners. In addition, as of December 31, 2002, the following related parties were investors in Pathology Partners: James P. Bennett, Patrick A. Foster, William G. Hicks, Lawrence R. House, Michael D. Martin, and Richard M. Scrushy. In August 2003, we liquidated our investment for approximately $4.5 million and recognized a gain of approximately $1.3 million. Services purchased from and amounts due to Pathology Partners were not material during the four year period ended December 31, 2003.

Summerville Healthcare Group-

As discussed in Note 2, Restatement and Reclassification of Previously Issued Consolidated Financial Statements, between 1997 and 2000, we purchased a minority interest in a privately-held operator of assisted living facilities for approximately $13 million. As of December 31, 2000, indicators were present that we would not recover this investment and as part of the restatement process, we recognized an impairment loss of $13 million.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10.	Long-term Debt:

Our long-term financing obligations outstanding consisted of the following (in thousands):

	As of December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Advances under $1,750,000 revolving credit facility	$—	$—	$540,000	$1,655,000
Advances under $1,250,000 revolving credit facility	315,000	155,000	—	—
Bonds payable-
3.250% Convertible Subordinated Debentures	344,150	344,150	567,750	567,750
6.875% Senior Notes due 2005	244,435	244,090	248,744	248,438
7.000% Senior Notes due 2008	247,844	247,453	247,088	246,749
10.750% Senior Subordinated Notes due 2008	317,785	317,563	347,922	347,727
8.500% Senior Notes due 2008	343,000	343,000	375,000	—
8.375% Senior Notes due 2011	347,208	347,165	399,339	—
7.375% Senior Notes due 2006	180,300	180,300	200,000	—
7.625% Senior Notes due 2012	903,006	902,553	—	—
6.500% Convertible Subordinated Debentures due 2011	6,311	6,311	6,311	6,311
8.750% Convertible Subordinated Notes due 2015	14,447	14,447	15,900	17,337
Hospital revenue bonds	2,400	3,400	4,400	5,900
Notes payable to banks and others at interest rates from 2.32% to 10.88%	21,608	96,692	306,248	246,064
Noncompete agreements	4,664	10,443	15,410	30,052
Capital lease obligations	229,909	295,653	285,112	279,550

	3,522,067	3,508,220	3,559,224	3,650,878
Less current portion	(395,109)	(467,842)	(134,743)	(71,701)

Long-term debt, less current portion	$3,126,958	$3,040,378	$3,424,481	$3,579,177

Scheduled payments due on long-term debt for the next five years and thereafter follow (in thousands):

Year ending December 31,	Amount
2004	$395,109
2005	283,817
2006	207,556
2007	336,219
2008	936,799
Thereafter	1,362,567

Total	$3,522,067

Revolving Credit Facilities-

We had a $1.75 billion revolving credit facility with Bank of America, N.A. (“Bank of America”) and other participating banks (the “1998 Credit Agreement”). The 1998 Credit Agreement replaced a previous $1.25 billion revolving credit agreement, also with Bank of America. Interest on the 1998 Credit Agreement was paid based on the London Interbank Offered Rate (“LIBOR”) plus a predetermined margin, a base rate, or competitively bid

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

rates from the participating banks. We were required to pay a fee on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined credit ratings. We recognized a loss of approximately $2.3 million in the second quarter of 2002 related to the write-off of the unamortized balance of loan fees on the 1998 Credit Agreement, which was terminated in June 2002.

On June 14, 2002, we entered into a five-year, $1.25 billion revolving credit facility (the “2002 Credit Agreement”), with JP Morgan Chase Bank, which serves as administrative agent, Wachovia Bank, N.A., UBS Warburg LLC, Deutsche Bank AG and Bank of America, N.A, which replaced the 1998 Credit Agreement. Interest on the 2002 Credit Agreement is paid based on LIBOR plus a predetermined margin or base rate. We were required to pay a fee based on the unused portion of the revolving credit facility ranging from .275% to .500% depending on our debt ratings. At December 31, 2003, this rate was .500% and the total fees accrued for the years ended December 31, 2003 and 2002 were $1.3 million and $2.3 million, respectively. These fees are included in interest expense in the consolidated statements of operations. The principal amount is payable in full on June 14, 2007. The effective interest rate on the average outstanding balance under the 2002 Credit Agreement was 4.613% for the year ended December 31, 2003, compared to the average prime rate of 4.122% during the same period. Since March 2003, all borrowings under the 2002 Credit Agreement are priced at a default rate of prime plus 1%. The agreement contains affirmative and negative covenants including an Interest Expense Coverage Ratio of 2.50 to 1.00 and a Total Debt to Consolidated EBITDA (earnings before interest, taxes, and depreciation and amortization) Ratio of 3.50 to 1.00. As of December 31, 2003, we were not in compliance with those covenants. As of December 31, 2003, we have drawn $315 million under the 2002 Credit Agreement.

In March 2003, our line of credit was frozen under the 2002 Credit Agreement. On March 27, 2003, we received notice that we were in default under the Credit Agreement. As a result, the lenders instituted a payment blockage which prohibited us from making the payments of principal and interest due to holders of the 3.25% Convertible Debentures due on April 1, 2003 (see below).

On April 10, 2003, we executed a Forbearance Agreement with our lenders under the 2002 Credit Agreement through May 1, 2003. When the Forbearance Agreement expired on May 1, 2003, HealthSouth continued discussions with the lenders under the Credit Agreement and representatives of certain beneficial owners of each issue of the Notes.

Subsequent Events-

On March 21, 2005, we entered into an amended and restated credit agreement (“Restated Credit Agreement”) with a consortium of financial institutions (collectively, the “Lenders”), JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (“JPMorgan”), Wachovia Bank, National Association (“Wachovia”), as Syndication Agent, and Deutsche Bank Trust Company Americas, as Documentation Agent. The Restated Credit Agreement amends and restates the Credit Agreement dated as of June 14, 2002, as amended on August 20, 2002 (the “Original Credit Agreement”), among the Company, the lenders from time to time party thereto, JPMorgan, as Administrative Agent, Wachovia, as Syndication Agent, UBS Warburg LLC, as Co-documentation Agent, ScotiaBanc, Inc., as Co-documentation Agent, Deutsche Bank AG, New York Branch, as Co-documentation Agent, and Bank of America, N.A., as Senior Managing Agent.

Pursuant to the Restated Credit Agreement, the Lenders converted $315 million in aggregate principal amount of the loans outstanding under the Original Credit Agreement into a senior secured term facility which will mature on June 14, 2007 (the “Term Loans”). Such maturity date for the Term Loans, however, will automatically be extended to March 21, 2010 in the event that (a) such extension becomes permitted under the Company’s Senior Subordinated Credit Agreement (as defined in the Restated Credit Agreement) or (b) such

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Senior Subordinated Credit Agreement ceases to be in effect. No portion of the Term Loans that are repaid may be reborrowed. The Term Loans amortize in quarterly installments, commencing with the quarter ending on September 30, 2005, equal to 0.25% of the original principal amount thereof, with the balance payable upon the final maturity. Until we obtain ratings from Moody’s and S&P, the Term Loans bear interest, at our option, at a rate of (a) LIBOR (adjusted for statutory reserve requirements) plus 2.50% or (b) 1.50% plus the higher of (x) the Federal Funds Rate plus 0.50% and (y) JPMorgan’s prime rate. After we obtain such ratings, the Term Loans will bear interest, at our option, (a) at a rate of LIBOR (adjusted for statutory reserve requirements) plus a spread ranging from 2.00% to 2.50%, depending on our ratings with such institutions or (b) at a rate of a spread ranging from 1.00% to 1.50%, depending on our ratings with such institutions, plus the higher of (x) the Federal Funds Rate plus 0.50% and (y) JPMorgan’s prime rate.

In addition, the Restated Credit Agreement makes available to us a new senior secured revolving credit facility in an aggregate principal amount of $250 million (the “Revolving Facility”) and a new senior secured revolving letter of credit facility in an aggregate principal amount of $150 million (the “LC Facility”). The commitments under the Revolving Facility and the LC Facility expire, and all borrowings under such facilities mature, on March 21, 2010. At closing, no money was drawn on the Revolving Facility, and approximately $78.7 million of the LC Facility was utilized.

Until we file audited consolidated financial statements with the SEC for the year ended December 31, 2004, the Revolving Facility will accrue interest at our option, at a rate of (a) LIBOR (adjusted for statutory reserve requirements) plus 2.75% or (b) 1.75% plus the higher of (x) the Federal Funds Rate plus 0.50% and (y) JPMorgan’s prime rate. After we file audited consolidated financial statements with the SEC for the fiscal year ended December 31, 2004, the interest rates and commitment fees on the Revolving Facility will be determined based upon our ratio of (a) consolidated total indebtedness minus the amount by which the unrestricted cash and cash equivalents on such date exceed $50 million to (b) our adjusted consolidated EBITDA, as defined in the agreement, for the period of four consecutive fiscal quarters ending on or most recently prior to such date (the “Net Leverage Ratio”). During such period, the Revolving Facility will bear interest, at our option, (a) at a rate of LIBOR (adjusted for statutory reserve requirements) plus a spread ranging from 1.75% to 2.75%, depending on the Net Leverage Ratio or (b) at a rate of a spread ranging from 0.75% to 1.75%, depending on the Net Leverage Ratio, plus the higher of (x) the Federal Funds Rate plus 0.50% and (y) JPMorgan’s prime rate.

Until we file audited consolidated financial statements with the SEC for the year ended December 31, 2004, we are subject to commitment fees of 0.75% per annum on the daily amount of the unutilized commitments under the Revolving Facility and the LC Facility. After such filing, the commitment fees will range between 0.50% and 0.75%, depending on the Net Leverage Ratio.

A letter of credit participation fee will be payable to the Lenders under the LC Facility with respect to a particular commitment under the LC Facility on the aggregate face amount of the commitment outstanding there under upon the later of the termination of the particular commitment under the LC Facility and the date on which the Lenders letters of credit exposure for such commitment cease, in an amount at any time equal to the LIBOR interest rate spread applicable at such time to loans outstanding under the Revolving Facility. In addition, we shall pay, for our own account, (a) a fronting fee of 0.25% per annum on the aggregate face amount of the letters of credit outstanding under the LC Facility upon the later of the termination of the commitments under the LC Facility and the date on which the Lenders’ letters of credit exposure for such commitment cease, and (b) customary issuance and administration fees relating to the letters of credit.

We may use the proceeds of the loans under the Revolving Facility for general corporate purposes and we may use the letters of credit under the LC Facility in the ordinary course of business to secure workers’ compensation and other insurance coverages and for general corporate purposes.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Pursuant to a Collateral and Guarantee Agreement (the “Collateral and Guarantee Agreement”), dated as of March 21, 2005, between the Company and JPMorgan, our obligations under the Restated Credit Agreement are secured (a) by substantially all of the assets of HealthSouth Corporation, including the capital stock of each first tier subsidiary and (b) from and after the date on which the Restrictive Indentures (as defined in the Restated Credit Agreement) and the Senior Subordinated Credit Agreement permit the obligations (or an amount thereof) to be guaranteed by or secured by the assets of certain existing and subsequently acquired or organized material subsidiaries of HealthSouth by substantially all of the assets of such subsidiaries.

The Restated Credit Agreement contains customary representations, affirmative and negative covenants, and default and acceleration provisions. The affirmative covenants include, but are not limited to, delivery of regular financial statements and reports, proper maintenance of properties, compliance with laws and regulations, and maintenance of insurance. Negative covenants currently include a minimum interest expense coverage ratio of 1.65 to 1.00 and a maximum leverage ratio of 5.75 to 1.00. These ratios change over time in accordance with an established schedule included in the Restated Credit Agreement. The negative covenants also include restrictions on our ability to increase indebtedness, restrict the use of proceeds from asset sales, and limit the amount of capital expenditures that can be made in any year.

As a result of the Restated Credit Agreement, we have classified the $315 million outstanding as long-term in the accompanying consolidated balance sheets.

Bonds Payable-

3.25% Convertible Debentures-

On March 20, 1998, we issued $500 million in 3.25% Convertible Subordinated Debentures due 2003 (the “3.25% Convertible Debentures”) in a private placement. An additional $67.750 million principal amount of the 3.25% Convertible Debentures was issued on March 31, 1998 to cover underwriters’ overallotments. Interest was payable on April 1 and October 1. The 3.25% Convertible Debentures were convertible into common stock of HealthSouth at the option of the holder at a conversion price of $36.625 per share. The conversion price was subject to adjustment upon the occurrence of (a) a subdivision, combination or reclassification of outstanding shares of common stock, (b) the payment of a stock dividend or stock distribution on any shares of HealthSouth’s capital stock, (c) the issuance of rights or warrants to all holders of common stock entitling them to purchase shares of common stock at less than the current market price, or (d) the payment of certain other distributions with respect to HealthSouth’s common stock. In addition, the Company may, from time to time, lower the conversion price for periods of not less than 20 days, at its discretion. We used the net proceeds from the issuance of the 3.25% Convertible Debentures to pay down indebtedness outstanding under our then-existing credit facilities.

On January 16, 2004, we repaid our 3.25% Convertible Debentures which were due April 1, 2003, from the net proceeds of a loan arranged by Credit Suisse First Boston (the “CSFB Senior Subordinated Credit agreement”). This senior subordinated term loan has an interest rate of 10.375% per annum, payable quarterly, with a 7-year maturity, callable after the third year with a premium. We also issued warrants to the lender to purchase 10 million shares of our common stock. Each warrant has a term of 10 years from the date of issuance and an exercise price of $6.50 per share. This agreement contains affirmative and negative covenants and allows for a secured bank debt of up to $750 million.

Senior Notes-

On June 22, 1998, we issued $250 million in 6.875% Senior Notes due 2005 and $250 million in 7.000% Senior Notes due 2008 (collectively, the “Senior Notes”). Interest is payable on June 15 and December 15. The

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Senior Notes are unsecured and unsubordinated. We used the net proceeds from the issuance of the Senior Notes to pay down indebtedness outstanding under our then-existing credit facilities. The Senior Notes mature on June 15, 2005 and June 15, 2008, respectively. The indenture contains affirmative and negative covenants including limits on incurring indebtedness. In June, 2004, we received consent of a majority of the principal amount of the holders to waive all alleged and potential defaults of these covenants. See Subsequent Events section of this disclosure below.

10.750% Senior Subordinated Notes-

On September 25, 2000, we issued $350 million in 10.750% Senior Subordinated Notes due 2008 (the “10.750% Senior Notes”). Due to discounts and financing costs, the effective interest rate on the 10.750% Senior Notes is 11.405%. Interest is payable on April 1 and October 1. The 10.750% Senior Notes are senior subordinated obligations of HealthSouth and, as such, are subordinated to all existing and future senior indebtedness of HealthSouth, and also are effectively subordinated to all existing and future liabilities of our subsidiaries and partnerships. We used the net proceeds from the issuance of the 10.750% Notes to redeem our then-outstanding 9.500% Notes due 2001 and to pay down indebtedness outstanding under our then-existing credit facilities. The 10.750% Notes mature on October 1, 2008. The indenture contains affirmative and negative covenants including limits on incurring indebtedness and certain financial covenants. In May, 2004, we received consent of a majority of the principal amount of the holders to waive all alleged and potential defaults of these covenants. See Subsequent Events section of this disclosure below.

8.500% Senior Notes-

On February 1, 2001, we issued $375 million in 8.500% Senior Notes due 2008 (the “8.500% Senior Notes”). Due to financing costs, the effective interest rate on the 8.500% Senior Notes is 8.971%. Interest is payable on February 1 and August 1. The 8.500% Senior Notes are unsecured and unsubordinated. We used the net proceeds from the issuance of the 8.500% Senior Notes to pay down indebtedness outstanding under our then-existing credit facilities. The 8.500% Senior Notes mature on February 1, 2008. The indenture contains affirmative and negative covenants including limits on incurring indebtedness. In May, 2004, we received consent of a majority of the principal amount of the holders to waive all alleged and potential defaults of these covenants. See Subsequent Events section of this disclosure below.

8.375% Senior Notes-

On September 28, 2001, we issued $400 million in 8.375% Senior Notes due 2011 (the “8.375% Senior Notes”). Due to discounts and financing costs, the effective interest rate on the 8.375% Senior Notes is 8.697%. Interest is payable on April 1 and October 1. The 8.375% Senior Notes are unsecured and unsubordinated. We used the net proceeds from the issuance of the 8.375% Senior Notes to pay down indebtedness outstanding under our then-existing credit facilities. The 8.375% Senior Notes mature on October 1, 2011. The indenture contains affirmative and negative covenants including limits on incurring indebtedness. In June, 2004, we received consent of a majority of the principal amount of the holders to waive all alleged and potential defaults of these covenants. See Subsequent Events section of this disclosure below.

7.375% Senior Notes-

On September 28, 2001, we issued $200 million in 7.375% Senior Notes due 2006 (the “7.375% Senior Notes”). Due to financing costs, the effective interest rate on the 7.375% Senior Notes was 7.715%. Interest is

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

payable on April 1 and October 1. The 7.375% Notes are unsecured and unsubordinated. We used the net proceeds from the issuance of the 7.375% Senior Notes to pay down indebtedness outstanding under our then-existing credit facilities. The 7.375% Senior Notes mature on October 1, 2006. The indenture contains affirmative and negative covenants including limits on incurring indebtedness. In June, 2004, we received consent of a majority of the principal amount of the holders to waive all alleged and potential defaults of these covenants. See Subsequent Events section of this disclosure below.

7.625% Senior Notes-

On May 17, 2002, we issued $1 billion in 7.625% Senior Notes due 2012 at 99.3% of par value (the “7.625% Senior Notes”). Due to discounts and financing costs, the effective interest rate on the 7.625% Senior Notes was 8.012%. Interest is payable on June 1 and December 1. The 7.625% Senior Notes are unsecured and unsubordinated. We used the net proceeds from the issuance of the 7.625% Senior Notes to pay down indebtedness outstanding under our credit facilities and for other corporate purposes. The 7.625% Senior Notes mature on June 1, 2012. The indenture contains affirmative and negative covenants including limits on incurring indebtedness. In June, 2004, we received consent of a majority of the principal amount of the holders to waive all alleged and potential defaults of these covenants. See Subsequent Events section of this disclosure below.

In the second quarter of 2002, we entered into an interest rate swap agreement with Bank of America. The arrangement was terminated in the third quarter of 2002 and resulted in a gain of $22.95 million, which is included in gain (loss) on sale of investments in the accompanying consolidated statements of operations for the year ended December 31, 2002.

6.500% Convertible Subordinated Debentures-

Effective October 29, 1997, the Company acquired the obligor of $30 million par value 6.500% Convertible Subordinated Debentures due 2011 (the “6.500% Convertible Subordinated Debentures”) as part of the Horizon/CMS acquisition. Due to financing costs, the effective interest rate on the 6.500% Convertible Subordinated Debentures was 6.714%. Interest is payable on June 15 and December 15. The 6.500% Convertible Subordinated Debentures are convertible into common stock of HealthSouth at the option of the holder at a conversion price of $82.19 per share. The conversion price is subject to adjustment upon the occurrence of (a) a subdivision, combination or reclassification of outstanding shares of common stock, (b) the payment of a stock dividend or stock distribution on any shares of HealthSouth’s capital stock, (c) the issuance of rights or warrants to all holders of common stock entitling them to purchase shares of common stock at less than the current market price, or (d) the payment of certain other distributions with respect to HealthSouth’s common stock.

8.750% Convertible Senior Subordinated Notes-

Effective October 29, 1997, the Company acquired the obligor of $25 million par value 8.750% Convertible Senior Subordinated Notes due 2015 (the “8.750% Convertible Subordinated Debentures”) as part of the Horizon/CMS acquisition. Interest is payable on April 1 and October 1. The Debentures provide for an annual sinking fund payment equal to 5% of the aggregate principal amount originally issued. The sinking fund is paid annually, commencing April 1, 2000. The 8.750% Convertible Debentures are convertible into common stock of HealthSouth at the option of the holder at a conversion price of $64.03 per share. The conversion price is subject to adjustment upon the occurrence of (a) a subdivision, combination or reclassification of outstanding shares of common stock, (b) the payment of a stock dividend or stock distribution on any shares of HealthSouth’s capital stock, (c) the issuance of rights or warrants to holders of common stock entitling them to purchase shares of common stock at less than the current market price, or (d) the payment of certain other distributions with respect to HealthSouth’s common stock.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Subsequent Events-

On March 16, 2004, we announced that we were soliciting consents seeking approval of proposed amendments to, and waivers under, the indentures governing our 6.875% Senior Notes due 2005, 7.375% Senior Notes due 2006, 7.000% Senior Notes due 2008, 8.500% Senior Notes due 2008, 8.375% Senior Notes due 2011, 7.625% Senior Notes due 2012 and our 10.750% Senior Subordinated Notes due 2008 (collectively, the “Senior Notes”) on, among other things, issues relating to our inability to provide current financial statements, our ability to incur indebtedness under certain circumstances and to obtain waivers of all alleged and potential defaults under the respective indentures. The expiration periods for these solicitations were extended from time to time.

On May 7, 2004, we announced that we were amending the solicitation of consents from holders of our 10.750% Senior Subordinated Notes due 2008 to further conform the definition of “Refinancing Indebtedness” in the indenture governing our Senior Subordinated Notes to the definition in the indentures governing our Senior Notes.

On May 14, 2004, we announced that a majority in principal amount of the holders of our 8.500% Senior Notes due 2008 and 10.750% Senior Subordinated Notes due 2008 had delivered consents under the indentures governing these notes, thereby approving proposed amendments to, and waivers under, the indentures. These two issues represented approximately $662.3 million in principal amount, or more than 25%, of our total debt for which we were seeking consents. In connection with the consummation of the consent solicitations, on May 14, 2004, we executed (a) the Second Supplemental Indenture, dated as of May 14, 2004, to the Indenture, dated as of February 1, 2001, between us and The Bank of New York, as trustee, governing our 8.500% Senior Notes due 2008 and (b) the Second Supplemental Indenture, dated as of May 14, 2004, to the Indenture, dated as of September 25, 2000, between us and HSBC Bank, as successor trustee to The Bank of New York, governing our 10.750% Senior Subordinated Notes due 2008.

On May 25, 2004, we announced that we had received notices of default on behalf of the holders of our 7.625% Senior Notes due 2012. On May 27, 2004, we also announced that we had received notice of technical default on behalf of the holders of our 7.000% Senior Notes due 2008.

We later announced on June 7, 2004, that we had reached an agreement with our Unofficial Committee of Noteholders to obtain consents and waivers in connection with the consent solicitations for the 6.875% Senior Notes due 2005, 7.375% Senior Notes due 2006, 7.000% Senior Notes due 2008, 8.375% Senior Notes due 2011, and 7.625% Senior notes due 2012.

We announced on June 18, 2004, that a majority in principal amount of the holders of 7.625% Senior Notes due 2012 had delivered consents approving proposed amendments to, and waivers under, the indenture governing these notes. On June 21, 2004, we announced that holders of a majority in principal amount of our 7.000% Senior Notes due 2008 and 7.375% Senior Notes due 2006 had delivered consents to approve proposed amendments to, and waivers under, the indenture governing such notes. On June 22, 2004, we announced that holders of a majority in principal amount of our 6.875% Senior Notes Due 2005 and 8.375% Senior Notes Due 2011 had delivered consents to approve proposed amendments to, and waivers under, the indenture governing such notes thereby obtaining the consents required to approve the amendments and waivers that brought us into compliance on all of our $2.6 billion in public debt. Therefore, this debt has been classified as long-term at December 31, 2003.

On June 24, 2004, we announced that we had closed all of our consent solicitations for our outstanding public debt. In connection with the consummation of the consent solicitations, we executed (a) the First Supplemental Indenture, dated as of June 24, 2004 (the “6.875% Supplemental Indenture”), to the Indenture, dated as of June 22, 1998, between us and Wilmington Trust Company, as successor trustee to PNC Bank,

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

National Association, governing our 6.875% Senior Notes due 2005; (b) the Second Supplemental Indenture, dated as of June 24, 2004 (the “7.375% Supplemental Indenture”), to the Indenture, dated as of September 28, 2001, between us and Wilmington Trust Company, as successor trustee to National City Bank, governing our 7.375% Senior Notes due 2006; (c) the First Supplemental Indenture, dated as of June 24, 2004 (the “7.000% Supplemental Indenture”), to the Indenture, dated as of June 22, 1998, between us and Wilmington Trust Company, as successor trustee to PNC Bank, National Association, governing our 7.000% Senior Notes due 2008; (d) the Second Supplemental Indenture, dated as of June 24, 2004 (the “8.375% Supplemental Indenture”), to the Indenture, dated as of September 28, 2001, between us and Wilmington Trust Company, as successor trustee to National City Bank, governing our 8.375% Senior Notes due 2011 and Amended and Restated Notes in substantially the form in the Exhibits to the 8.375% Supplemental Indenture and (e) the First Supplemental Indenture, dated as of June 24, 2004 (the “7.625% Supplemental Indenture”), to the Indenture, dated as of May 22, 2002, between us and The Bank of Nova Scotia Trust Company of New York, as trustee, governing our 7.625% Senior Notes due 2012 and Amended and Restated Notes in substantially the form in the Exhibits to the 7.625% Supplemental Indenture. The total consent fees paid for all of our debt issues, including the previously completed consent solicitations for our 10.750% Senior Subordinated Notes and our 8.500% Senior Notes due 2008, was approximately $80 million, which we will amortize to interest expense over the remaining term of the debt.

On June 15, 2005, we obtained a new senior unsecured term facility consisting of term loans (the “Term Loans”) in an aggregate principal amount of $200 million under a term loan agreement (the “Term Loan Agreement”). The Term Loans will initially bear interest at LIBOR (adjusted for statutory reserve requirements) plus 5.0% per year (the “Initial Rate”). Thereafter, they will bear interest, at our option, at a rate of (1) the Initial Rate or (2) 4.0% per year plus the higher of (x) JPMorgan’s prime rate and (y) the Federal Funds Rate plus 0.50%. The Term Loans mature in full on June 15, 2010. The Term Loan Agreement contains customary representations, warranties, affirmative and negative covenants, default and acceleration provisions. In addition, we will be responsible for customary fees and expenses associated with the Term Loans. We used the proceeds of the Term Loans, together with cash on hand, to repay our $245 million 6.875% Senior Notes due June 15, 2005 and to pay fees and expenses related to the Term Loans.

Hospital Revenue Bonds-

We have one Hospital Bond that was issued in 1993. The purpose of the Bond was to help finance the construction and improvements to the Vanderbilt Stallworth Rehabilitation Hospital. The bond has a variable interest rate (effective interest rate at December 31, 2003 was 1.1%) with required semiannual redemptions of $500,000.

Notes Payable to Banks and Others-

We have numerous notes payable agreements outstanding. These agreements are used for various purposes such as equipment purchases, real estate purchases, and repurchases of limited partner interests. The terms on these notes vary by agreement, but range in length from 3 to 186 months. Most of the agreements have fixed interest rates ranging from 2.320% to 10.875%. In the case of equipment and real estate purchases, the notes are collateralized by the specific purchased equipment or real estate. The limited partner interest repurchases are unsecured.

Some of these agreements are subject to certain financial, positive, and negative covenants. For the periods covered by this filing, we were sometimes not in compliance with certain covenants. In all cases where we were not in compliance we classified the debt as current.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Noncompete Agreements-

Noncompete agreements range in length from 12 to 144 months. The noncompete agreements have no stated interest rate and are recorded at a discounted rate. The discount rate applied is based on our revolving credit facility interest rate and ranges from 2.32% to 7.13%.

Capital Lease Obligations-

We engage in a significant number of leasing transactions including real estate, medical equipment, computer equipment and other equipment utilized in operations. Certain leases that meet the lease capitalization criteria in accordance with FASB Statement No. 13 have been recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments generally ranged from 6% to 12% based on our incremental borrowing rate at the inception of the lease. Our leasing transactions have included arrangements for equipment with major equipment finance companies and manufacturers who retain ownership in the equipment during the term of the lease, and with a variety of both small and large real estate owners.

11.	Asset Retirement Obligation:

The following is an analysis of our asset retirement obligation for the year ended December 31, 2003 (in thousands):

Amount
Asset retirement obligation as of January 1, 2003	$4,234
Liability accrued upon capital expenditures	110
Liability settled	(430)
Accretion of discount	165

Asset retirement obligation as of December 31, 2003	$4,079

Exclusive of assets disposed of during 2002, 2001, and 2000, if we had adopted FASB Statement No. 143 as of January 1, 2000, we estimate that the asset retirement obligation at that date would have been $3.2 million, based on the same assumptions used in the calculation of the obligation at January 1, 2003. We estimate that the pro forma effect of a hypothetical January 1, 2000 adoption of FASB Statement No. 143 would have resulted in an asset retirement obligation of $4.1 million and $4.3 million, as of December 31, 2001 and 2000, respectively. The estimated pro forma effect of a hypothetical January 1, 2000 adoption of FASB Statement No. 143 on the consolidated net loss and earnings per share, for the years ended December 31, 2002, 2001, and 2000 is not material.

12.	Shareholders’ Equity:

Common Stock Warrants-

In connection with the repayment of our 3.25% Convertible Debentures on January 16, 2004, we also issued warrants to the lender to purchase 10 million shares of our common stock. Each warrant has a term of 10 years from the date of issuance and an exercise price of $6.50 per share.

Employee Stock Benefit Plan-

In 1991, we established our ESOP, which is a retirement plan intended to qualify under sections 401(a) and 4975(e)(7) of the IRS Code. The ESOP is open to all of our full-time and part-time employees who are over the

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

age of 21, have one full year of service with the company and have at least 1,000 hours of service in the year in which they begin participation in the ESOP on the next January 1 or July 1 after the date on which such employee satisfies the conditions mentioned above.

The ESOP was established with a $10 million loan from HealthSouth (the “1991 ESOP Loan”), the proceeds of which were used to purchase 1,655,172 shares of HealthSouth common stock. In 1992, we made an additional $10 million loan (the “1992 ESOP Loan”) to the ESOP, which was used to purchase an additional 1,666,664 shares of common stock. At December 31, 2003, both ESOP Loans were repaid in full. Prior to its repayment, the 1991 ESOP Loan bore an interest rate of 10% and was payable in annual installments covering interest and principal over a ten-year period beginning in 1992. Prior to its repayment, the 1992 ESOP Loan bore an interest rate of 8.5% and was payable in annual installments covering interest and principal over a ten-year period beginning in 1993.

Under the ESOP, a company stock account is established and maintained for each eligible employee who participates in the ESOP. In each plan year, this account is credited with such employee’s allocable share of the common stock held by the ESOP and allocated with respect to that plan year. Each employee’s allocable share for any given plan year is determined according to the ratio which such employee’s compensation for such plan year bears to the compensation of all eligible participating employees for the same plan year. The final share allocation under the ESOP occurred during the 2002 plan year, and there are no shares remaining for allocation.

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

We recognize compensation expense based on the shares allocated method. We recognized compensation expense related to the ESOP of approximately $1.1 million in 2002, $1.2 million in 2001, and $2.5 million in 2000. No compensation expense was recognized in 2003. Interest incurred on the ESOP Loans was approximately $118,000 in 2002, $228,000 in 2001, and $480,000 in 2000. Approximately 173,500 shares held by the ESOP have been allocated to participants as of December 31, 2003.

Please also see Note 23, Contingencies and Other Commitments, for information regarding ERISA litigation associated with the ESOP.

Employee Stock Purchase Plan-

Effective January 1, 1994, we adopted an Employee Stock Purchase Plan. This plan has been suspended indefinitely as of March 19, 2003. This plan, which was open to regular full-time or part-time employees who had been employed for six months and were at least 21 years old, allowed participating employees to contribute $10 to $200 per pay period toward the purchase of HealthSouth common stock in open-market transactions. In addition, after six months of participation in this plan we provided a 20% matching contribution to be applied to purchases under the plan. We also paid all fees and brokerage commissions associated with the purchase of stock under the plan. We have not determined whether we will continue the plan.

1999 Executive Equity Loan Plan-

In May 1999, HealthSouth established the 1999 Executive Equity Loan Plan (the “Loan Plan”) for the Company’s executives and other key employees of the Company and its subsidiaries. Under this plan, the Audit

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

and Compensation Committee of the Board of Directors may approve loans to executives and key employees of HealthSouth to purchase HealthSouth common stock. The proceeds of Loans may be used only for purchases of HealthSouth common stock in open-market transactions, block trades or negotiated transactions. Such purchases must be effected through a broker approved by the Company. The maximum aggregate principal amount of loans outstanding under the Loan Plan may not exceed $50 million. Plan Loans are secured by a pledge of all of the shares of HealthSouth common stock purchased with the proceeds thereof (“Loan Shares”), pursuant to which the participant shall grant the Company a first priority lien on and security interest in the Loan Shares. The proceeds from any such sale must be used to repay a percentage of the principal amount of the Loan equal to the percentage of Loan Shares sold, less any amounts withheld for taxes (the “Mandatory Prepayment Amount”). Any proceeds in excess of the Mandatory Prepayment Amount shall be retained by the participant.

Under the Loan Plan, HealthSouth executives purchased 6,771,761 shares of the Company’s common stock at a cost of approximately $39.3 million, including approximately $25.2 million which Richard M. Scrushy borrowed on September 10, 1999 (the “Scrushy Loan”), to purchase 4,362,297 share of common stock under this plan. On July 31, 2002, in lieu of a cash payment, Mr. Scrushy tendered 2,506,770 shares of HealthSouth common stock with a then current value of $25.2 million to repay his above-mentioned loan. We have discontinued the Executive Loan Program.

Subsequent Events-

Subsequently on December 22, 2003, as a result of a case filed in the Court of Chancery of the State of Delaware, In Re HealthSouth Corp. Shareholders Litigation, a court ordered judgment stipulated that Mr. Scrushy repaid his loan with over-valued stock, which was improper and, as a result, the Scrushy Loan “will be treated as reinstated” as of July 31, 2002 and repayable with interest as of April 30, 2003.

The judgment ordered Mr. Scrushy to pay on January 2, 2004 by transfer of cash or cash equivalents the sum of (a) $25,879,326 (the “Judgment Amount”), (b) 743,065 (the “Pre-Judgment Interest”), and (c) post-judgment interest on the Judgment Amount. Upon receipt of those amounts, HealthSouth was ordered to return to Mr. Scrushy the 2,506,770 shares of HealthSouth common stock that he originally tendered to the Company.

However, on January 2, 2004, Mr. Scrushy filed a motion to amend the Judgment Order. The motion was denied. On April 7, 2004, Mr. Scrushy then filed an appeal from the Judgment Order and Denial of Motion. The Court ordered the Judgment affirmed on April 14, 2004.

On April 26, 2004, Mr. Scrushy filed a Motion for Rehearing. On April 30, 2004, the Supreme Court of the State of Delaware denied the Motion for Rehearing.

To date, Mr. Scrushy has not paid the amounts due to HealthSouth and he is in default and non-compliance with the December 22, 2003 Court Order. As a result, in the case of default and non-compliance, the order stipulates the following:

•	HealthSouth retains the 2,506,770 shares of HealthSouth common stock that Mr. Scrushy originally tendered

•	Mr. Scrushy has been ordered to pay approximately $26.6 million plus post-judgment interest on the Judgment Amount, subject to a credit for the lower of:

•	The January 2, 2004 market price of the 2,506,770 shares HealthSouth common stock that HealthSouth retains ($4.58 per share or approximately $11.5 million) or

•	The market price as of the date the judgment is fully satisfied through the date of receipt by HealthSouth.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

•	Mr. Scrushy has been ordered to pay HealthSouth post-judgment interest on the Judgment and Pre-Judgment Interest from the closing date (i.e., January 2, 2004) until the date the judgment is satisfied in full.

As of December 31, 2003 and 2002, we have recognized the net amount due under the Scrushy Loan of approximately $13.7 million as a reduction of shareholders’ equity. We will recognize interest income on the amount due when received. Amounts due under the Executive Loan Program consisted of the following (in thousands):

	As of December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Richard M. Scrushy	$13,737	$13,737	$25,218	$25,218
David Fuller	119	119	119	119
Larry D. Taylor	116	116	116	116
Daniel J. Riviere	—	—	1,185	1,185
All others	—	—	1,009	5,829

Total Notes receivable from shareholders, officers, and management employees	$13,972	$13,972	$27,647	$32,467

As of December 31, 2002, we reserved the amount due from Daniel J. Riviere (See Note 23, Contingencies and Other Commitments). We deem all other amounts collectible.

13.	Comprehensive Income:

Accumulated other comprehensive income, net of income tax effect, consists of the following (in thousands):

	As of December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Foreign currency translation adjustment	$(943)	$(912)	$(945)	$(4,143)
Unrealized gain on available-for-sale securities	—	209	478	11,719

Total	$(943)	$(703)	$(467)	$7,576

A summary of the components of other comprehensive income is as follows (in thousands):

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Net change in foreign currency translation adjustment	$(31)	$33	$3,198	$(4,130)
Net change in unrealized gain (loss) on available-for-sale securities:
Unrealized net holding gain (loss) arising the during year	—	(411)	961	14,683
Reclassification adjustment for gains included in net loss	(330)	(13)	(16,309)	—

Other comprehensive income adjustments, before incomes tax benefit (expense)	(361)	(391)	(12,150)	10,553
Income tax benefit (expense)	121	155	4,107	(3,868)

Net other comprehensive income adjustments	$(240)	$(236)	$(8,043)	$6,685

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14.	Fair Value of Financial Instruments:

The following presents the carrying amounts and estimated fair values of our financial instruments that are classified as long-term in our consolidated balance sheets (in thousands). The carrying value equals fair value for our financial instruments that are classified as current in our consolidated balance sheets.

	As of December 31, 2003		As of December 31, 2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes receivable from shareholders, officers, and management employees	$13,972	$13,972	$13,972	$13,972
Long-term debt:
Advances under $1,250,000 revolving credit facility	$315,000	$315,000	$155,000	$155,000
3.250% Convertible Subordinated Debentures	344,150	344,150	344,150	336,283
6.875% Senior Notes due 2005	244,435	234,047	244,090	209,917
7.000% Senior Notes due 2008	247,844	231,542	247,453	203,207
10.750% Senior Subordinated Notes due 2008	317,785	300,307	317,563	268,341
8.500% Senior Notes due 2008	343,000	329,280	343,000	294,980
8.375% Senior Notes due 2011	347,208	328,161	347,165	293,377
7.375% Senior Notes due 2006	180,300	171,736	180,300	155,960
7.625% Senior Notes due 2012	903,006	844,801	902,553	744,745
6.500% Convertible Subordinated Debentures due 2011	6,311	6,311	6,311	6,311
8.750% Convertible Subordinated Debentures due 2015	14,447	14,447	14,447	14,447
Notes payable to banks and others	21,608	21,608	96,692	96,692
Hospital revenue bonds	2,400	2,400	3,400	3,400
Non-compete agreements	4,664	4,664	10,443	10,443
Capital lease obligations	229,909	229,909	295,653	295,653
Financial commitments:
Letters of credit	—	99,237	—	75,058

	As of December 31, 2001		As of December 31, 2000
	(Restated)		(Restated)
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes receivable from shareholders, officers, and management employees	$27,647	$27,647	$32,467	$32,467
Long-term debt:
Advances under $1,750,000 revolving credit facility	$540,000	$540,000	$1,655,000	$1,655,000
3.250% Convertible Subordinated Debentures	567,750	543,416	567,750	499,699
6.875% Senior Notes due 2005	248,744	247,194	248,438	235,614
7.000% Senior Notes due 2008	247,088	240,556	246,749	225,495
10.750% Senior Subordinated Notes due 2008	347,922	382,714	347,727	365,113
8.500% Senior Notes due 2008	375,000	391,875	—	—
8.375% Senior Notes due 2011	399,339	413,322	—	—
7.375% Senior Notes due 2006	200,000	200,250	—	—
6.500% Convertible Subordinated Debentures due 2011	6,311	6,311	6,311	6,311
8.750% Convertible Subordinated Debentures due 2015	15,900	15,900	17,337	17,337

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	As of December 31, 2001		As of December 31, 2000
	(Restated)		(Restated)
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable	$306,248	$306,248	$246,064	$246,064
Hospital revenue bonds	4,400	4,400	5,900	5,900
Non-compete agreements	15,410	15,410	30,052	30,052
Capital lease obligations	285,112	285,112	279,550	279,550
Financial commitments:
Letters of credit	—	22,988	—	28,084

15.	Stock-Based Compensation:

Employee Stock-Based Compensation Plans-

As of December 31, 2003, the Company had outstanding options from the 1993, 1995, 1997, 1999, and 2002 Stock Option Plans and several other stock option plans assumed from various acquisitions that occurred in prior years, (collectively, the “Option Plans”). The Option Plans were designed to provide a performance incentive by issuing options to purchase shares of HealthSouth common stock to certain members of the Board of Directors, officers, and employees. The Option Plans provided for the granting of both incentive stock options and non-qualified stock options. The terms and conditions of the options, including exercise prices and the periods in which options are exercisable, generally were at the discretion of the Compensation and Stock Option Committee of the Board of Directors; however, no options were exercisable beyond approximately 10 years from the date of grant and generally vested in periods of up to five years in monthly, quarterly or annual increments depending on the type of award granted. As of December 31, 2003, the number of authorized shares under each of the above plans is as follows (in thousands):

Authorized Shares
Plan
1993	—
1995	23,546
1997	1,845
1999	—
2002	3,378

Total authorized shares	28,769

In 1999, we adopted our 1999 Exchange Stock Option Plan (the “Exchange Plan”) under which non-qualified stock options (“NQSOs”) could be granted, covering a maximum of 2,750,000 shares of common stock. The Exchange Plan was approved by our shareholders on May 20, 1999. The Exchange Plan was adopted after a protracted period of depression in the price of HealthSouth common stock and provided that HealthSouth employees (other than Directors and executive officers, who were eligible to participate) who held outstanding stock options with an exercise price equal to or greater than $16.00 could exchange such options for NQSOs issued under the Exchange Plan. Options granted under the Exchange Plan would have an exercise price equal to the closing price per share of our common stock on the New York Stock Exchange Composite Transactions Tape on May 20, 1999, would be deemed to have been granted on May 20, 1999, and would have durations and vesting restrictions identical to those affecting the options surrendered. Eligible options with an exercise price

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

between $16.00 and $22.00 per share could be surrendered in exchange for an option under the Exchange Plan covering two shares of common stock for each three shares of common stock covered by the surrendered options, and eligible options having an exercise price of $22.00 per share or greater could be surrendered in exchange for an option under the Exchange Plan covering three shares of common stock for each four shares of common stock covered by the surrendered option. Each optionholder surrendering options was required to retain eligible options covering 10% of the aggregate number of shares covered by the options eligible for surrender. The Exchange Plan expired on September 30, 1999, at which time options covering 1,723,973 shares of common stock had been issued under the Exchange Plan at an exercise price of $13.3125 per share. Options granted under the Exchange Plan are nontransferable except by will or pursuant to the laws of descent and distribution (except for certain permitted transfers to family members or charities), are protected against dilution and expire within three months of termination of employment, unless such termination is by reason of death.

Options exchanged under the Exchange Plan are accounted for under the variable method of accounting as defined in APB Opinion No. 25. We record a compensation charge or benefit for these options based on the change in the intrinsic value of the options at each reporting period. We recorded a charge (benefit) of approximately $(2.1) million, $(2.0) million, and $4.1 for the years ended December 31, 2002, 2001, and 2000, respectively. Due to the decrease in the value of our common stock, these options currently have no intrinsic value and all previously recorded compensation expense was reversed in 2002.

Restricted Stock Plan-

We can issue restricted common stock under the 1998 Restricted Stock Plan (the “Restricted Stock Plan”) to executives and key employees of HealthSouth. The terms of the Restricted Stock Plan called for up to 3,000,000 shares of common stock to be granted beginning in 1998 through 2008. Total grants under the Restricted Stock Plan through December 31, 1999 totaled 850,000 shares. There were no additional grants made in 2003, 2002, 2001, and 2000. Awards made under the plan were subject to a five-year cliff vesting. There were a total of 850,000 shares issued (prior to January 1, 2000) under the Restricted Stock Plan at December 31, 2003. Of the issued shares, 75,000 are still unvested at December 31, 2003; the remaining shares issued have been forfeited. We recognized compensation expense (benefit) under the Restricted Stock Plan, which is included in salaries and benefits in the accompanying consolidated statements of operations as follows (in thousands):

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Compensation (benefit) expense	$(2,932)	$542	$941	$1,140

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FASB Statement No. 123. The fair values of the options granted during the years ended December 31, 2003, 2002, 2001 and 2000 have been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Expected volatility	70.0%	62.5%	58.5%	54.1%
Risk-free interest rate	2.852%	4.070%	4.768%	6.607%
Expected life (years)	5.30	5.47	5.79	5.62
Dividend yield	0.00%	0.00%	0.00%	0.00%

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because HealthSouth’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

A summary of our stock option activity and related information is as follows (share information in thousands):

		Price per Share
	Shares	Range	Weighted Average
Balance, December 31, 1999 (Restated)	36,013	$2.52 - 40.70	$10.69
Granted	3,639	4.88 - 5.44	4.91
Exercised	(1,957)	2.52 - 13.31	7.59
Canceled	(1,724)	3.29 - 40.70	15.19

Balance, December 31, 2000 (Restated)	35,971	4.88 - 5.44	4.91
Granted	4,971	11.99 - 15.44	13.65
Exercised	(4,433)	3.38 - 17.75	7.34
Canceled	(946)	4.88 - 36.97	17.63

Balance, December 31, 2001 (Restated)	35,563	3.38 - 28.06	10.70
Granted	5,437	3.70 - 14.90	9.33
Exercised	(7,647)	3.38 - 13.88	4.07
Canceled	(617)	4.88 - 23.63	12.48

Balance, December 31, 2002	32,736	3.38 - 28.06	11.99
Granted	4,096	3.20 - 4.63	3.48
Exercised	(360)	3.38 - 3.78	3.66
Canceled	(19,135)	3.20 - 28.06	10.84

Balance, December 31, 2003	17,337	3.20 - 28.06	11.42

For various price ranges, weighted average characteristics of outstanding employee stock options at December 31, 2003 are as follows (in thousands, except per share amounts and years):

		Outstanding options		Exercisable options
Range of exercise prices	Shares	Remaining life (years)	Weighted average price	Shares	Weighted average price
$3.20 – 4.17	1,985	9.14	$3.38	850	$3.62
4.28 – 7.84	3,014	6.52	5.03	2,021	5.31
7.99 – 12.50	5,572	5.00	10.24	4,714	10.11
13.00 – 14.90	2,659	6.38	13.74	2,075	13.72
15.02 – 28.06	4,107	2.90	20.09	4,107	20.09

All	17,337	5.45	11.42	13,767	12.53

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Non-Employee Stock-Based Compensation Plans-

In 1993, we adopted the 1993 Consultants Stock Option Plan to provide incentives to non-employee consultants who provide significant services to us. On February 1, 2002, we amended and restated this plan to increase the total number of shares covered by the plan to 4,500,000. The plan expired on February 25, 2003. All options outstanding at that date remain valid and must be held and exercised in accordance with the terms of the plan. All of these options must be exercised within ten years after they were granted, although they may be exercised at any time during this ten-year period. All of these options terminate automatically within three months after termination of association with us, unless such termination is by reason of death. In addition, the options may not be transferred, except pursuant to the terms of a valid will or applicable laws of descent and distribution. As of December 31, 2003, there were 1,121,833 options outstanding under this plan.

16.	Employee Benefit Plans:

Substantially all HealthSouth employees are eligible to enroll in HealthSouth sponsored healthcare plans, including coverage for medical, dental, and vision benefits. Our primary healthcare plans are national plans administered by third party administrators. We are self-insured for these plans. During 2003, 2002, 2001, and 2000, costs associated with these plans approximated $137 million, $120 million, $100 million, and $111 million, respectively. We also sponsor certain regional plans inherited through various acquisitions over the past several years. These regional plans are fully insured.

We also provide basic life insurance equal to one times each eligible employee’s annual base salary amount at no cost to each employee. During 2003, 2002, 2001, and 2000, costs for premiums related to this employee benefit approximated $1.2 million, $1.2 million, $1.3 million, and $1.5 million, respectively. Additional life insurance is available to full time employees, but the premiums associated with any additional coverage is the responsibility of each employee. Employees may also purchase accidental death and dismemberment life insurance at their own expense.

HealthSouth also provides long-term disability insurance to each full-time employee at no cost. During 2003, 2002, 2001, and 2000, costs for premiums related to this employee benefit approximated $2.2 million, $2.3 million, $2.6 million, and $2.8 million, respectively. Employees may purchase short-term disability coverage through HealthSouth, but all premiums are the responsibility of each applicable employee.

The HealthSouth Retirement Investment Plan is a qualified 401(k) savings plan. The plan allows eligible employees to contribute up to 100% of their pay on a pre-tax basis into their individual retirement account in the plan subject to the normal maximum limits set annually by the Internal Revenue Service. The company match is 15% of the first 4% of each participant’s elective deferrals. All contributions to the plan are in the form of cash. Employees who are at least 21 years of age and have completed 90 days of service with the company are eligible to participate in the plan. Employer contributions to each plan participant’s account vest gradually over a six-year service period. Participants are always fully vested in their own contributions.

Prior to July 1, 2002, employees were not eligible to participate in the plan until they completed one year of service with a minimum of 1,000 hours worked. Prior to January 1, 2003, vesting occurred over a seven-year service period.

Employer contributions to the HealthSouth Retirement Investment Plan approximated $0.9 million, $3.4 million, $3.5 million, and $3.4 million in 2003, 2002, 2001, and 2000, respectively. In 2003, $2.3 million from the plan’s forfeiture account was used to fund the matching contributions in accordance with the terms of the plan.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

In 2004, we adopted the 2004 Senior Management Bonus Program to reward senior management for performance based on a combination of corporate goals, divisional, or regional goals, and individual goals. The corporate goals are dependent upon the company meeting a pre-determined financial goal determined at the beginning of each year. The divisional or regional goals are determined in accordance with the specific plans agreed upon within the divisions. The individual goals, which are weighted according to importance and include some objectives common to all eligible persons, are determined between each participant and his or her immediate supervisor. The program applies to persons who join the company in, or are promoted to, senior management positions.

17.	Discontinued Operations:

During 2003 and 2002, we closed 16 inpatient rehabilitation facilities, 102 outpatient rehabilitation facilities, 6 surgery centers, 14 diagnostic centers, and 33 other facilities that meet the requirements of FASB Statement No. 144 to be reported as discontinued operations.

For the facilities closed in 2002 and 2003 that meet the requirements of FASB Statement No. 144, we reclassified our financial results for the years ended December 31, 2003, 2002, 2001, and 2000 to show the results of those closed facilities as discontinued operations. The operating results of discontinued operations, by operating segment and in total, are as follows (in thousands):

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Inpatient:
Net operating revenues	$7,909	$16,304	$17,464	$17,525
Costs and expenses	6,417	16,303	18,361	11,979

Income (loss) from discontinued operations	1,492	1	(897)	5,546
Loss on disposal of assets of discontinued operations	(495)	(15)	(5)	(1,006)
Income tax (expense) benefit	(293)	1	331	—

Income (loss) from discontinued operations	$704	$(13)	$(571)	$4,540

Surgery Centers:
Net operating revenues	$8,832	$26,059	$36,586	$33,068
Costs and expenses	27,948	37,163	41,422	30,480

(Loss) income from discontinued operations	(19,116)	(11,104)	(4,836)	2,588
Gain (loss) on disposal of assets of discontinued operations	10,482	2,279	(274)	(3,517)
Income tax benefit	—	411	1,872	146

Loss from discontinued operations	$(8,634)	$(8,414)	$(3,238)	$(783)

Outpatient:
Net operating revenues	$11,618	$24,792	$29,217	$30,513
Costs and expenses	12,287	26,239	31,390	34,215
Impairments	—	1,611	—	—

Loss from discontinued operations	(669)	(3,058)	(2,173)	(3,702)
Loss on disposal of assets of discontinued operations	(103)	(1,246)	(402)	(859)
Income tax benefit	—	200	944	720

Loss from discontinued operations	$(772)	$(4,104)	$(1,631)	$(3,841)

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Diagnostic:
Net operating revenues	$3,441	$8,668	$9,196	$9,946
Costs and expenses	3,166	11,287	13,600	8,146
Impairments	—	2,351	1,420	—

Income (loss) from discontinued operations	275	(4,970)	(5,824)	1,800
Gain (loss) on disposal of assets of discontinued operations	1,500	(732)	(7)	(898)
Income tax (expense) benefit	(523)	265	2,137	—

Income (loss) from discontinued operations	$1,252	$(5,437)	$(3,694)	$902

Corporate and Other:
Net operating revenues	$80,179	$107,992	$126,908	$94,838
Costs and expenses	64,148	103,485	155,549	98,921
Impairments	—	120	—	—

Income (loss) from discontinued operations	16,031	4,387	(28,641)	(4,083)
Gain (loss) on disposal of assets of discontinued operations	28,907	12,064	(2,383)	—
Income tax (expense) benefit	(13,221)	—	11,371	645

Income (loss) from discontinued operations	$31,717	$16,451	$(19,653)	$(3,438)

Total:
Net operating revenues	$111,979	$183,815	$219,372	$185,890
Costs and expenses	113,966	194,477	260,323	183,741
Impairments	—	4,082	1,420	—

(Loss) income from discontinued operations	(1,987)	(14,744)	(42,371)	2,149
Gain (loss) on disposal of assets of discontinued operations	40,291	12,350	(3,071)	(6,280)
Income tax (expense) benefit	(14,037)	877	16,655	1,511

Income (loss) from discontinued operations	$24,267	$(1,517)	$(28,787)	$(2,620)

The assets and liabilities of the discontinued operations consist of the following (in thousands):

	As of December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Assets:
Cash and cash equivalents	$—	$1,772	$3,616	$4,125
Accounts receivable, net	14,743	18,495	26,209	32,771
Prepaid expenses	—	438	516	394
Other current assets	15,470	1,684	962	955

Total current assets	30,213	22,389	31,303	38,245

Property and equipment, net	1,562	75,484	80,185	83,273
Intangible assets, net	—	1,841	3,729	4,577
Other long-term assets	6,691	1,981	691	1,278

Total long-term assets	8,253	79,306	84,605	89,128

Total assets	$38,466	$101,695	$115,908	$127,373

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	As of December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Liabilities:
Current portion of long-term debt	$—	$578	$481	$1,412
Accounts payable and other current liabilities	6,776	11,372	10,091	15,103

Total current liabilities	6,776	11,950	10,572	16,515

Long-term debt, net of current portion	691	5,409	7,150	7,758
Other long-term liabilities	31	55	76	89

Total long-term liabilities	722	5,464	7,226	7,847

Total liabilities	$7,498	$17,414	$17,798	$24,362

During 2004, we closed 3 inpatient rehabilitation facilities, 13 outpatient rehabilitation facilities, 5 surgery centers, and 9 diagnostic centers during the period from January 1, 2004 to December 31, 2004 that qualify for discontinued operations treatment in 2004. The results of operations for these facilities have been classified as continuing operations for the years ended December 31, 2003, 2002, 2001 and 2000 based on the requirements of FASB Statement No. 144.

18.	Income Taxes:

HealthSouth is subject to U.S. federal, state, local, and foreign income taxes. The loss from continuing operations before income taxes and cumulative effect of accounting change was as follows (in thousands):

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Loss from continuing operations before income tax expense and cumulative effect of accounting change	$(498,787)	$(395,897)	$(190,682)	$(438,207)

The significant components of the provision for (benefit from) income taxes related to continuing operations were as follows (in thousands):

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Current:
Federal	$(28,292)	$(32,620)	$(48,253)	$(108,520)
State and local	11,429	23,243	10,608	16,898

Total current benefit	(16,863)	(9,377)	(37,645)	(91,622)

Deferred:
Federal	(23,888)	28,600	8,787	14,056
State and local	(1,668)	1,998	614	982

Total deferred (benefit) expense	(25,556)	30,598	9,401	15,038

Total income tax (benefit) expense related to continuing operations	$(42,419)	$21,221	$(28,244)	$(76,584)

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

We made net income tax payments of $44.9 million in 2002 and $24.1 million in 2001. We received net income tax refunds of $107.1 million in 2003 and $5.3 million in 2000. Such refunds were attributable to payments for estimated income taxes that exceeded the actual liabilities and net operating loss carryback claims received.

A reconciliation of differences between the federal income tax at statutory rates and our actual income tax expense on income from continuing operations, which include federal, state, and other income taxes, is as follows:

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Tax (benefit) at statutory rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal tax benefit	1.3	4.2	3.8	2.7
Executive compensation	—	1.3	1.9	0.2
Non-deductible goodwill	6.0	(0.3)	12.6	5.6
Accrual for government and class action settlements	7.0	—	—	—
Interest, net	(2.8)	(3.9)	(7.6)	(2.9)
Partnerships	—	—	1.8	1.5
Other, net	(1.1)	(0.3)	(1.0)	0.2
Increase in valuation allowance	16.1	39.4	8.7	10.2

Income tax (benefit) expense	(8.5)%	5.4%	(14.8)%	(17.5)%

The income tax benefit at the statutory rate is the expected tax benefit resulting from the loss due to continuing operations. However, HealthSouth’s income tax benefit in 2003 is less than the benefit at the statutory rate primarily due to state income taxes associated with certain subsidiaries that file separate state income tax returns, impairment charges and an increase in the valuation allowance. We have an income tax expense in 2002 primarily due to state income taxes associated with certain subsidiaries that file separate state income tax returns, accrual of future government settlement payments, and an increase in the valuation allowance.

The income tax benefit is less than the statutory rate in 2001 and 2000 primarily due to non-deductible goodwill, state income taxes associated with certain subsidiaries that file separate state income tax returns and an increase in the valuation allowance.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss (“NOL”) carryforwards. The significant components of HealthSouth’s deferred tax assets and liabilities were as follows (in thousands):

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Deferred income tax assets:
Net operating loss	$155,352	$67,768	$53,738	$29,978
Allowance for doubtful accounts	79,780	144,773	154,160	137,585
Accrual for government settlement	133,827	135,438	2,175	2,540
Insurance reserves	51,009	57,295	56,359	57,657
Other accruals	64,951	50,186	43,826	34,922
Property, net	155,443	59,340	15,202	36,342
Carrying value of partnerships	—	17,326	25,805	15,978

Total deferred income tax assets	640,362	532,126	351,265	315,002
Less: valuation allowance	(599,187)	(497,905)	(302,594)	(257,624)

Net deferred income tax assets	41,175	34,221	48,671	57,378

Deferred tax liabilities:
Capitalized costs	(1,802)	(851)	(2,408)	(371)
Nonaccrual experience method	(68,910)	(92,147)	(73,627)	(72,060)
Unrealized gains on securities available for sale	—	(121)	(276)	(4,383)
Carrying value of partnerships	(3,660)	—	—	—
Other	(893)	(748)	(1,408)	(211)

Total deferred income tax liabilities	(75,265)	(93,867)	(77,719)	(77,025)

Net deferred income tax liabilities	(34,090)	(59,646)	(29,048)	(19,647)
Less: Current deferred tax liabilities	(61,306)	(80,140)	(48,534)	(41,219)

Long-term deferred tax assets	$27,216	$20,494	$19,486	$21,572

FASB Statement No. 109 requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. We based our decision to establish a valuation allowance primarily on negative evidence of cumulative losses in recent years. After consideration of all evidence, both positive and negative, management concluded that it is more likely than not that we will not realize a portion of our deferred tax assets and that a valuation allowance of $599.2 million, $497.9 million, $302.6 million, and $257.6 million is necessary for the years 2003, 2002, 2001, and 2000, respectively. For the years ended December 31, 2003, 2002, 2001, and 2000, the net increases in our valuation allowance were $101.3 million, $195.3 million, $45.0 million, and $77.8 million, respectively. The valuation allowance for all years increased in part as a result of certain indefinite lived liabilities which would never be absorbed by deferred tax assets. Certain of these indefinite lived liabilities were established as a result of differences in the financial and tax net carrying values of goodwill associated with past acquisitions. An additional liability was established as result of carrying value differences in partnerships resulting from restatement adjustments for past years in which the Company is precluded from filing amended partnership returns.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

At December 31, 2003, HealthSouth had unused federal net operating loss carryforwards of approximately $176.1 million. Such losses expire in various amounts at varying times through 2023. These NOL carryforwards result in a deferred tax asset of approximately $61.6 million at December 31, 2003. A valuation allowance is being taken against a portion of our net deferred tax assets, including these loss carryforwards.

Based on the operating results for the years 2000 through 2003 and related restatements, we anticipate filing amended income tax returns which will result in significant tax net operating losses. Such losses may be carried back to reclaim any available U.S. federal income taxes paid in prior years or carried forward to mitigate future tax liabilities. Prior to the Job Creation and Worker Assistance Act of 2002 (the “Worker Assistance Act”), enacted by Congress on March 9, 2002, a company could carry back tax net operating losses to reclaim U.S. federal income taxes paid in the two years preceding the tax year in which the company generated and utilized the net operating losses. For alternative minimum tax (“AMT”) purposes, only 90% of alternative minimum taxable income could be offset by net operating loss carrybacks. For tax years ending in 2002 and 2001, the Worker Assistance Act extended the carryback period to the five years preceding the tax year in which the net operating loss was generated. With respect to AMT, the limit on net operating loss deductions from alternative minimum taxable income was increased from 90% to 100% for net operating losses generated or taken as carryforwards in tax years ending in 2002 and 2001.

Pursuant to FASB Statement No. 5, we evaluated the recovery of federal and state income taxes in anticipation of filing amended income tax returns for all open years where income has been adjusted or restated. Additionally, the Company and its subsidiaries’ federal and state income tax returns are periodically examined by various regulatory taxing authorities. In connection with such examinations, taxing authorities, including the Internal Revenue Service and various state departments of revenue, have raised issues and proposed tax deficiencies. Amounts related to these tax deficiencies and other contingencies have been considered by management in its estimate of the Company’s potential net recovery of prior income taxes. This potential net recovery is included on the consolidated balance sheet as Income tax refund receivable and has a balance of $295.5 million as of December 31, 2003. This balance also includes a refund from the Internal Revenue Service of $6.8 million, which represents the settlement of the Company’s 1992 and 1993 examinations and is net of approximately $100 million of tentative refunds already received as of the end of 2003 based upon carryback claims previously filed by the Company. The assumptions and computations used to determine this estimate have not yet been reviewed by federal or state examiners, and are subject to reduction and/or elimination. The assumptions and computations used to determine this estimate have not yet been reviewed by federal or state examiners, and are subject to adjustment. Resolution of the amount of taxes recoverable will not be made until a future date when HealthSouth and the taxing authorities agree to the appropriate adjustments. Management believes it has provided the best estimate of this probable recovery based upon the information available at this time and believes that the ultimate resolution of these amounts is not expected to materially affect our consolidated financial condition, results of operations, or cash flows.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

19.	Earnings Per Share:

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Numerator:
Loss from continuing operations	$(456,368)	$(417,118)	$(162,438)	$(361,623)
Income (loss) from discontinued operations	24,267	(1,517)	(28,787)	(2,620)
Cumulative effect of accounting change	(2,456)	(48,189)	—	—

Net loss	$(434,557)	$(466,824)	$(191,225)	$(364,243)

Denominator:
Basic—weighted average common shares outstanding	396,132	395,520	390,485	386,626

Diluted—weighted average common shares outstanding	405,831	408,321	415,163	407,061

Basic and diluted earnings per share:
Loss from continuing operations	$(1.15)	$(1.06)	$(0.42)	$(0.93)
Income (loss) from discontinued operations	0.06	Nil	(0.07)	(0.01)
Cumulative effect of accounting change	(0.01)	(0.12)	—	—

Net loss	$(1.10)	$(1.18)	$(0.49)	$(0.94)

Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options and convertible debentures. For the years ended December 31, 2003, 2002, 2001, and 2000, the number of potential shares approximated 9.7 million, 12.8 million, 24.7 million, and 20.4 million, respectively. Including these potential common shares in the denominator resulted in an antidilutive per-share amount due to our loss from continuing operations. Therefore, no separate computation of diluted earnings per share is presented.

As discussed within Note 10, Long-term Debt, we repaid our 3.25% Convertible Debentures which were due April 1, 2003, from the net proceeds of a loan arranged by Credit Suisse First Boston (“CSFB”), on January 16, 2004. In connection with this transaction, HealthSouth issued warrants to the lender to purchase 10 million shares of its common stock. Each warrant has a term of 10 years from the date of issuance and an exercise price of $6.50 per share.

20.	Related Party Transactions:

The Company has entered into a significant number of transactions involving former directors, officers and employees. We have summarized material related party transactions, not disclosed elsewhere, (see Note 6, Marketable Securities, Note 7, Property and Equipment, and Note 9, Investment in and Advances to Nonconsolidated Affiliates) as follows:

Acacia Venture Partners-

From 1995 through 2003, we invested approximately $3 million with Acacia Venture Partners (“Acacia”), a venture capital firm founded and managed by C. Sage Givens. In 2003, we liquidated our investment in all Acacia funds and realized a net loss of approximately $669,000.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

In addition to investing directly in Acacia funds, we co-invested with Acacia in several companies, including Caremark Rx, Inc. (formerly MedPartners, Inc.), CMS Capital Ventures, Inc., and MedCenterDirect.com. Also, we purchased various goods and services from companies in which Acacia has invested, including Caremark Rx, Inc., CompHealth, Inc. (a wholly owned subsidiary of CMS Capital Ventures, Inc.), and MedCenterDirect.com, Inc., each of which is described in Note 6, Marketable Securities, and Note 9, Investment in and Advances to Nonconsolidated Affiliates.

Andrews-HealthSouth Racing, LLC and Aloha Racing Foundation, LLC-

During the time period between June 16, 1998 and September 1, 1999, the Company advanced approximately $4.3 million to Aloha Racing Foundation, LLC, an entity owned in part by former directors and officers of the Company. In April 2000, Aloha Racing Foundation declared bankruptcy. The Company was able to recover approximately $.8 million. As part of our financial restatement process, we recognized a loss of approximately $3.5 million on the original loan amount and an additional $.2 million in accrued interest as of December 31, 1999.

American Sports Medicine Institute-

American Sports Medicine Institute (“ASMI”) is a charitable organization operating a medical research organization. Dr. James Andrews, who is Chairman of ASMI, formed ASMI along with his physician partners in 1987. Richard M. Scrushy, Larry D. Striplin, Jr., Larry D. Taylor, and P. Daryl Brown also acted as directors of ASMI. Pursuant to an agreement dated October 1, 1999 between ASMI and HealthSouth, we contributed to ASMI $256,050 in 1999, $414,200 in 2000, $596,300 in 2001, $252,069 in 2002 and $462,636 in 2003. In addition, we provided approximately $350,000 of “free rent” per year for office space occupied by ASMI. In exchange, we had access to research conducted by ASMI. Our agreement with ASMI expired in September 2004, and we have notified ASMI of our intent to reduce the amount of our annual support.

First Cambridge-

As discussed in Note 2, Restatement and Reclassification of Previously Issued Consolidated Financial Statements, several former HealthSouth employees, former directors, and immediate family members of former directors owned 49% of First Cambridge. In December 2001, the Company entered into a purchase and sale agreement (“Agreement”) with HCI, where the Company sold and leased back thirteen real properties, including land, buildings, and improvements. The sale price was approximately $81.5 million. On December 28, 2001, HCI assigned all its rights and duties under the Agreement to First Cambridge. On the same day, the Company also signed a Master Lease Agreement (“Lease Agreement”) with First Cambridge to lease back the thirteen real properties from First Cambridge for fifteen years. On December 27, 2001, First Cambridge financed this transaction with UBS AG (“UBS”) with the proceeds from an $82.5 million promissory note. HealthSouth guaranteed the First Cambridge’s debt for the financing of this transaction. However, as discussed in Note 2, the transaction did not meet the sale-lease back requirements of FASB Statement No. 13, Accounting for Leases, and, accordingly, we restated our 2001 consolidated financial statements to account for the transaction as a financing transaction.

During 2002, the Company paid approximately $9.5 million to First Cambridge under the terms of the Lease Agreement, of which approximately $1.7 million was charged to interest expense in the consolidated statements of operations.

In December 2002, UBS called the loan to First Cambridge and UBS looked to the Company to repay the loan under the terms of the guarantee agreement. As a result, the Company entered into a subsequent Repurchase

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Agreement with First Cambridge to effectively unwind the original Agreement at a cost of $87.5 million.

As a result the Company recognized a charge in the 2002 consolidated statement of operations of approximately $13.9 million, which is included in (Gain) loss on early extinguishment of debt.

Nelson-Brantley Glass Contractors-

In connection with the construction of the Digital Hospital, the general contractor on that project, which is an unrelated third party, entered into a subcontract agreement with Nelson-Brantley Glass Contractors, Inc. for the provision of glass required for the project. Larry D. Striplin, Jr., a former HealthSouth director, is the Chairman and Chief Executive Officer of Nelson-Brantley, and is also the company’s sole owner. We have paid the contractor approximately $5.7 million for glass and glazing work performed on the Digital Hospital.

Due from related parties-

Amounts due from employees, officers, and other related parties (in thousands):

	As of December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Notes receivable, employees and officers	$3,307	$3,494	$8,086	$7,954
Due from MedCenter Direct	9,234	9,234	—	—
Less: Allowance for doubtful accounts	(12,491)	(3,088)	(2,060)	(1,780)

	50	9,640	6,026	6,174
Less: Current portion	—	9,381	4,602	619

Due from related parties	$50	$259	$1,424	$5,555

We have reserved all amounts due from former employees that have become past due. The amount outstanding at December 31, 2003 of $50,000 from one current employee bears interest at the prime rate less 1.25% (effective rate at December 31, 2003 was 4.25%). All other amounts have been collected. As discussed in Note 9, Investment in and Advances to Nonconsolidated Affiliates, we fully reserved the note receivable of approximately $9.2 million due from MCD as of September 30, 2003.

21.	Medicare Program Settlement:

The Devage Case-

The United States intervened in four lawsuits filed against us under the federal civil False Claims Act on January 23, 2002 and filed their compliant on May 23, 2002. These so-called “qui tam” (whistleblower) lawsuits had been transferred to the Western District of Texas and were consolidated in a case entitled United States ex rel. Devage v. HealthSouth Corp., et al., No. 98-CA-0372 (DWS) (W.D. Tex. San Antonio). The Devage suit alleged that we submitted false claims to the Medicare program by billing for unperformed physical therapy services and by utilizing aides who were not licensed physical therapists to perform services for Medicare beneficiaries. The complaint further alleged that we improperly made claims for “excessive one on one” services.

On April 10, 2003, the DOJ’s civil division notified us that it was expanding its investigation, which began with the Devage lawsuit, into allegations that we submitted fraudulent Medicare cost reports for fiscal years 1995 through 2002.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

On December 30, 2004, we announced that HealthSouth had entered into (a) a definitive global settlement agreement (the “Settlement Agreement”) with the DOJ’s civil division, the Office of Inspector General of the Department of Health and Human Services (“HHS-OIG”), the United States Department of Labor (“DOL”) through the Employment Standards Administration’s Office of Workers’ Compensation Programs, Division of Federal Employees’ Compensation (“OWCP-DFEC”), the TRICARE Management Activity (“TRICARE,” and together with the DOJ, HHS-OIG, and DOL, the “United States”), and certain other individuals and entities which had filed civil suits against us and/or our affiliates (collectively, the “Relators”) and (b) an administrative settlement agreement with the Centers for Medicare & Medicaid Services (“CMS”) acting on behalf of the United States Department of Health and Human Services (the “Administrative Settlement Agreement”), to resolve issues associated with various Medicare cost reporting practices. In connection with this settlement, on December 30, 2004 we entered into a new corporate integrity agreement (the “December 2004 CIA”) with the HHS-OIG. The DOJ’s civil division continues to investigate certain self-disclosures made by us to the HHS-OIG.

The Settlement-

Under the terms of the Settlement Agreement, we will make cash payments to the United States in the aggregate amount of $325 million, plus accrued interest from November 4, 2004 at an annual rate of 4.125% (the “Settlement Amount”). The United States will, in turn, pay the Relators the portion of the Settlement Amount due to the Relators pursuant to the terms of the Settlement Agreement. We made an initial payment of $75 million (plus interest) to the United States on January 3, 2005, with the remaining balance of $250 million to be paid in quarterly installments over three years.

Subject to the terms and conditions of the Settlement Agreement, including our full payment of the Settlement Amount, the Settlement Agreement provides for the release of HealthSouth by the United States from any civil or administrative monetary claim the United States had or may have had relating to certain covered conduct, including, but not limited to, the submission of certain claims for reimbursement for outpatient physical therapy services rendered to Medicare, TRICARE, or DOL beneficiaries; certain claims for reimbursement for various categories of unallowable claims and costs by the company; and the submission by the company of claims to Medicare for costs relating to our allegedly improper accounting practices, as well as the submission by the company of other unallowable costs included in its Medicare Home Office Cost Statements and in its individual provider cost reports.

Subject to certain exceptions and the terms and conditions of the Settlement Agreement, including our full payment of the Settlement Amount, the Settlement Agreement provides for the release of HealthSouth by the Relators from any and all claims based upon any transaction or incident occurring prior to December 30, 2004, including all claims that have been or could have been asserted in his or its respective civil action, and from any civil monetary claim the United States had or may have had for the covered conduct that is pled in his or its respective civil action.

In addition, in consideration of our obligations in the Settlement Agreement and the December 2004 CIA, and subject to our full payment of the Settlement Amount, the Settlement Agreement provides for the release of the company by HHS-OIG and OWCP-DFEC, and the agreement by HHS-OIG and OWCP-DFEC to refrain from instituting, directing, or maintaining any administrative action seeking exclusion from Medicare, Medicaid, the FECA Program, the TRICARE Program and other federal health care programs, as applicable, for the Covered Conduct. The company entered into the December 2004 CIA with the HHS-OIG to promote its compliance with the requirements of Medicare, Medicaid, and all other federal health care programs. Under the December 2004 CIA, we are subject to certain administrative requirements and review of certain Medicare reimbursement procedures by an independent review organization. Substantially all of the obligations under the

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 2004 CIA are in effect for a five year period beginning on January 1, 2005, and any failure to comply with its material terms could lead to suspension or exclusion from further participation in federal health care programs, including Medicare and Medicaid.

Subject to certain exceptions and the terms and conditions of the Administrative Settlement Agreement, the Administrative Settlement Agreement provides for the release of the Company by CMS from any obligations related to any cost statements or cost reports which had, or could have been submitted to CMS or its fiscal intermediaries by the company for cost reporting periods ended on or before December 31, 2003. The Administrative Settlement Agreement provides that all covered cost reports be closed and considered final and settled. Under the terms of the Administrative Settlement Agreement, we may retain amounts received prior to October 29, 2004, but return amounts received after October 29, 2004 relating to the cost reporting periods ended on or before December 31, 2003. As of December 31, 2003, we were due approximately $21.9 million under the covered cost reports. From January 1, 2004 through October 29, 2004 we collected approximately $2.4 million and subsequent to October 29, 2004 we received approximately $34 thousand. The net financial impact of the Administrative Settlement Agreement is approximately $19.5 million.

The December 2004 Corporate Integrity Agreement-

The December 2004 CIA has an effective date of January 1, 2005 and a term of five years from that effective date. The December 2004 CIA incorporates a number of compliance programs changes already in effect and requires, among other things, that not later than 90 days after the effective date we:

•	Form an Executive Compliance Committee (made up of our chief compliance officer and other senior management members), which shall participate in the formulation and implementation of our compliance program;

•	Require certain independent contractors to abide by our Standards of Business Conduct;

•	Provide general compliance training to all HealthSouth personnel as well as specialized training to personnel responsible for billing, coding and cost reporting relating to federal health care program;

•	Report and return overpayments received from federal health care programs;

•	Notify the HHS-OIG of any new investigations or legal proceedings initiated by a governmental entity or its agents involving an allegations of fraud or criminal conduct against HealthSouth;

•	Notify the HHS-OIG of the purchase, sale, closure, establishment, or relocation of any facility furnishing items or services that are reimbursed under federal health care programs; and

•	Submit regular reports to the HHS-OIG regarding our compliance with the December 2004 CIA.

In addition to the above requirements, the December 2004 CIA requires that we engage an Independent Review Organization (“IRO”), to assist us in assessing and evaluating: (a) our billing, coding, and cost reporting practices with respect to its inpatient rehabilitation facilities, (b) our billing and coding practices for outpatient items and services furnished by outpatient departments of our inpatient facilities and through other HealthSouth outpatient rehabilitation facilities (“ORFs”); and (c) certain other obligations pursuant to the December 2004 CIA and the Settlement Agreement.

Failure to meet our obligations under the December 2004 CIA could result in stipulated financial penalties. Failure to comply with material terms, however, could lead to exclusion from further participation in federal health care programs, including Medicare and Medicaid, which currently account for a substantial portion of our revenues.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Financial Consequences-

A summary of the financial impact of the Settlement Agreement is as follows (in thousands):

Amount
Cash settlement	$325,000
CMS Administrative Settlement	19,540
Unallowable costs in the covered cost reports	133
Legal fees	3,043

Government and other class action settlements expense	$347,716

In accordance with FASB Statement No. 5 and EITF Abstract Topic No. D-86, “Issuance of Financial Statements,” we recognized the cost of the Settlement Agreement as of December 31, 2002. The cost of the Settlement Agreement is classified as Government and class action settlements expense in the consolidated statement of operations for the year ended December 31, 2002. To recognize the cost of the Settlement Agreement as of December 31, 2002, we established a reserve for uncollectible amounts due from CMS for approximately $19.5 million, accrued legal fees of $3 million, and a long-term liability for approximately $325 million, which is included in Government and class action settlements in the consolidated balance sheets as of December 31, 2003 and 2002.

We are unable to determine a reasonable estimate of the amounts, if any, of the Relator attorneys’ fees and other costs as of December 31, 2003. As a result, we will recognize those costs when estimatable.

We also settled in 2001 with the DOJ and paid approximately $8.2 million related to improper cost included on previously filed cost reports. The cost of this settlement is classified as Government and class action settlements expense in the consolidated statements of operations for the year ended December 31, 2000 and is included in Other current liabilities in the consolidated balance sheet as of December 31, 2000.

22.	SEC Settlement:

On June 6, 2005, the SEC approved a settlement (the “SEC Settlement”) with us relating to the actions filed by the SEC on March 19, 2003 captioned SEC v. HealthSouth Corporation and Richard M. Scrushy, No. CV-03-J-0615-S (N.D. Ala.) (the “SEC Litigation”).

That lawsuit alleges that HealthSouth and our former Chairman and Chief Executive Officer, Richard M. Scrushy, violated and/or aided and abetted violations of the antifraud, reporting, books-and-records, and internal controls provisions of the federal securities laws. On April 3, 2003, the SEC filed an amended complaint adding additional charges against Mr. Scrushy. On May 7, 2003, the SEC Litigation was stayed pending the resolution of any criminal charges against Mr. Scrushy or notification that Mr. Scrushy would not be criminally charged.

Under the terms of the SEC Settlement, we have agreed, without admitting or denying the SEC’s allegations, to be enjoined from future violations of certain provisions of the securities laws. We have also agreed to:

•	Pay a $100 million civil penalty and disgorgement of $100 to the SEC in the following installments: $12,500,100 by October 15, 2005, $12.5 million by April 15, 2006, $25 million by October 15, 2006; $25 million by April 15, 2007, and $25 million by October 15, 2007;

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

•	Retain a qualified governance consultant to perform a review of the adequacy and effectiveness of our corporate governance systems, policies, plans, and practices;

•	Either (1) retain a qualified accounting consultant to perform a review of the effectiveness of our material internal accounting control structure and policies, as well as the effectiveness and propriety of our processes, practices and policies for ensuring our financial data is accurately reported in our filed consolidated financial statements, or (2) within 60 days of filing with the SEC audited consolidated financial statements for the fiscal year ended December 31, 2005, provide to the SEC all communications between our independent auditor and our management and/or Audit Committee from the date of the judgment until such report concerning our internal accounting controls is finalized;

•	Provide reasonable training and education to certain of our officers and employees to minimize the possibility of future violations of the federal securities laws;

•	Continue to cooperate with the SEC and the DOJ in their respective ongoing investigations; and

•	Create, staff, and maintain the position of Inspector General within HealthSouth, which position shall have the responsibility of reporting any indications of violations of law or of HealthSouth’s procedures, in so far as they are relevant to the duties of the Audit Committee, to the Audit Committee.

The SEC Settlement also provides that we must treat the amounts ordered to be paid as civil penalties as penalties paid to the government for all purposes, including all tax purposes, and that we will not be able to be reimbursed or indemnified for such payment through insurance or any other source, or use such payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation pending against us.

In connection with the SEC Settlement, we consented to the entry of a final judgment in the SEC Litigation (which judgment was entered by the United States District Court for the Northern District of Alabama, Southern Division) to implement the terms of the SEC Settlement. However, Mr. Scrushy remains a defendant in the SEC Litigation.

In accordance with FASB Statement No. 5 and EITF Abstract Topic No. D-86 we recognized the cost of the SEC Settlement as of December 31, 2003. The cost of the SEC Settlement is classified as Government and class action settlements expense in the consolidated statements of operations for the year ended December 31, 2003 and is included in Government and class action settlements in the consolidated balance sheet as of December 31, 2003.

23.	Contingencies and Other Commitments:

Significant Legal Proceedings-

We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against the Company. The resolution of any such lawsuits, claims or legal and regulatory proceedings could materially, adversely affect our results of operations and financial position in a given period.

Investigations and Proceedings Commenced by the SEC, the Department of Justice, and Other Governmental Authorities-

In September 2002, the SEC notified us that it was conducting an investigation of trading in our securities that occurred prior to an August 27, 2002 press release concerning the impact of new Medicare billing guidance on our expected earnings. On February 5, 2003, the United States District Court for the Northern District of Alabama issued a subpoena requiring us to provide various documents in connection with a criminal

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

investigation of us and certain of our directors, officers, and employees being conducted by the United States Attorney for the Northern District of Alabama. On March 18, 2003, agents from the Federal Bureau of Investigation (the “FBI”) executed a search warrant at our headquarters in connection with the United States Attorney’s investigation and were provided access to a number of financial records and other materials. The agents simultaneously served a grand jury subpoena on us on behalf of the criminal division of the Department of Justice (“DOJ”). Some of our employees also received subpoenas.

On March 19, 2003, the SEC filed a lawsuit captioned Securities and Exchange Commission v. HealthSouth Corp., et al., CV-03-J-0615-S, in the United States District Court for the Northern District of Alabama. The complaint alleges that we overstated earnings by at least $1.4 billion since 1999, and that this overstatement occurred because our then-Chairman and Chief Executive Officer, Richard M. Scrushy, insisted that we meet or exceed earnings expectations established by Wall Street analysts.

The SEC states in its complaint that our actions and those of Mr. Scrushy violated and/or aided and abetted violations of the antifraud, reporting, books-and-records, and internal controls provisions of the federal securities laws. Specifically, the SEC charged us with violations of Section 17(a) of the Securities Act of 1933 (the “Securities Act”) and Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Exchange Act Rules 10b-5, 12b-20, 13a-1, and 13a-13. The SEC sought a permanent injunction against us, civil money penalties, disgorgement of ill-gotten gains and losses avoided, as well as prejudgment interest. On March 19, 2003, we consented to the entry of an order by the court that (1) required us to place in escrow all extraordinary payments (whether compensation or otherwise) to our directors, officers, partners, controlling persons, agents, and employees, (2) prohibited us and our employees from destroying documents relating to our financial activities and/or the allegations in the SEC’s lawsuit against us and Mr. Scrushy, and (3) provided for expedited discovery in the lawsuit brought by the SEC. In an order entered May 7, 2003, the court stayed the SEC’s lawsuit pending the resolution of any criminal charges against Mr. Scrushy.

As discussed in greater detail in Note 22, SEC Settlement, on June 6, 2005, the SEC approved the SEC Settlement with us relating to this lawsuit. Under the terms of the SEC Settlement, we have agreed, without admitting or denying the SEC’s allegations, to be enjoined from future violations of certain provisions of the securities laws. We have also agreed to pay a $100 million civil penalty and disgorgement of $100 to the SEC in installments over two years, beginning in the fourth quarter of 2005. We consented to the entry of a final judgment (which judgment was entered by the United States District Court for the Northern District of Alabama, Southern Division) to implement the terms of the SEC Settlement. Mr. Scrushy remains a defendant in the lawsuit.

On November 4, 2003, Mr. Scrushy was charged in federal court on 85 counts of wrongdoing in connection with his actions while employed by us. A superseding indictment of 58 counts, released on September 29, 2004, added charges of obstruction of justice and perjury while consolidating and eliminating some of the 85 counts of conspiracy, mail fraud, wire fraud, securities fraud, false statements, false certifications, and money laundering that were previously charged. The superseding indictment also seeks the forfeiture of $278 million in property from Mr. Scrushy allegedly derived from his offenses. The trial of Mr. Scrushy on the charges set forth in the superseding indictment began on January 25, 2005 and is ongoing. Some of the charges have been dismissed by the court.

On April 10, 2003, the DOJ’s civil division notified us that it was expanding its investigation (which began with the lawsuit United States ex rel. Devage v. HealthSouth Corp., et al., C.A. No. SA-98-EA-0372-FV, filed in the United States District Court for the Western District of Texas, into allegations of fraud associated with Medicare cost reports submitted by us for fiscal years 1995 through 2002. We subsequently received subpoenas from the Office of Inspector General (“OIG”) of the United States Department of Health and Human Services and requests from the DOJ’s civil division for documents and other information regarding this investigation. As

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

described in Note 21, Medicare Program Settlement, on December 30, 2004, we announced that we had entered into a global settlement agreement with the DOJ’s civil division and other parties to resolve the primary claims made in the Devage litigation, although the DOJ’s civil division continues to review certain self-disclosures made by us to the OIG. The total financial impact of the global settlement is approximately $347.7 million, which, in accordance with FASB Statement No. 5, we recognized as a settlement expense in 2002.

In the summer of 2003, we discovered certain irregular payments made to a foreign official under a consulting agreement entered into in connection with an October 2000 agreement between us and the Sultan Bin Abdul Aziz Foundation to manage an inpatient rehabilitation hospital in Riyadh, Saudi Arabia. We notified the DOJ immediately, and we have cooperated fully with the investigation. One former executive pled guilty to charges of wire fraud in connection with the irregular payments, and another former executive pled guilty to charges of making a false statement to government investigators in connection with the investigation. Two additional former executives have been acquitted of charges that they participated in the fraud. We terminated the October 2000 agreement and entered into a new agreement, effective January 1, 2004, to manage the Riyadh facility. We continued to provide services under this new agreement until July 2004. Effective October 2004, we terminated the agreement and our relationship with the Sultan Bin Abdul Aziz Foundation and the Riyadh facility entirely.

At least 17 of our former officers, including all five of our former chief financial officers, have agreed to plead guilty to federal criminal charges filed in connection with the investigations described above. These individuals pled guilty to a variety of charges, including securities fraud, accounting fraud, filing false tax returns, making a false statement to governmental authorities, falsifying books and accounts, wire fraud, conspiracy, and falsely certifying financial information with the SEC.

Securities Litigation-

On June 24, 2003, the United States District Court for the Northern District of Alabama consolidated a number of separate securities lawsuits filed against us under the caption In re HealthSouth Corp. Securities Litigation, Master Consolidation File No. CV-03-BE-1500-S (the “Consolidated Securities Action”). The Consolidated Securities Action included two prior consolidated cases (In re HealthSouth Corp. Securities Litigation, CV-98-J-2634-S and In re HealthSouth Corp. 2002 Securities Litigation, Consolidated File No. CV-02-BE-2105-S) as well as six lawsuits filed in 2003. Including the cases previously consolidated, the Consolidated Securities Action comprised over 40 separate lawsuits. The court divided the Consolidated Securities Action into two subclasses:

•	Complaints based on purchases of our common stock were grouped under the caption In re HealthSouth Corp. Stockholder Litigation, Consolidated Case No. CV-03-BE-1501-S (the “Stockholder Securities Action”), which was further divided into complaints based on purchases of our common stock in the open market (grouped under the caption In re HealthSouth Corp. Stockholder Litigation, Consolidated Case No. CV-03-BE-1501-S) and claims based on the receipt of our common stock in mergers (grouped under the caption HealthSouth Merger Cases, Consolidated Case No. CV-98-2777-S). Although the plaintiffs in the HealthSouth Merger Cases have separate counsel and have filed separate claims, the HealthSouth Merger Cases are otherwise consolidated with the Stockholder Securities Action for all purposes.

•	Complaints based on purchases of our debt securities were grouped under the caption In re HealthSouth Corp. Bondholder Litigation, Consolidated Case No. CV-03-BE-1502-S (the “Bondholder Securities Action”).

On January 8, 2004, the plaintiffs in the Consolidated Securities Action filed a consolidated class action complaint. The complaint names us as a defendant, as well as more than 30 of our current and former employees, officers and directors, the underwriters of our debt securities, and our former auditors. The complaint alleges,

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

among other things, (1) that we misrepresented or failed to disclose certain material facts concerning our business and financial condition and the impact of the Balanced Budget Act of 1997 on our operations in order to artificially inflate the price of our common stock, (2) that from January 14, 2002 through August 27, 2002, we misrepresented or failed to disclose certain material facts concerning our business and financial condition and the impact of the changes in Medicare reimbursement for outpatient therapy services on our operations in order to artificially inflate the price of our common stock, and that some of the individual defendants sold shares of such stock during the purported class period, and (3) that Richard M. Scrushy instructed certain former senior officers and accounting personnel to materially inflate our earnings to match Wall Street analysts’ expectations, and that senior officers of HealthSouth and other members of a self-described “family” held meetings to discuss the means by which our earnings could be inflated and that some of the individual defendants sold shares of our common stock during the purported class period. The consolidated class action complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act, and claims under Sections 10(b), 14(a), 20(a) and 20A of the Exchange Act.

We have moved to dismiss in part the claims against us. We continue discussions with the parties to this litigation and await a ruling on the identity of the lead plaintiff and lead counsel in the Stockholder Securities Action. We intend to vigorously defend ourselves in the Consolidated Securities Action. At this time, based on the stage of litigation, and review of the current facts and circumstances, we are unable to determine an amount of loss or range of possible loss that might result from an adverse judgment or a settlement of the Consolidated Securities Action, or whether any resultant liability would have a material adverse effect on our financial condition, results of operations, or cash flows. However, we believe that any settlement will be in excess of $5 million.

On March 17, 2004, an individual securities fraud action captioned Amalgamated Gadget, L.P. v. HealthSouth Corp., 4-04CV-198-A, was filed in the United States District Court for the Northern District of Texas. The complaint made allegations similar to those in the Consolidated Securities Action and asserted claims under the federal securities laws and Texas state law based on the plaintiff’s purchase of $24 million in face amount of 3.25% convertible debentures. The court denied our motion to transfer the action to the United States District Court for the Northern District of Alabama, and also denied our motion to dismiss. This action has been settled by the agreement of the parties and dismissed with prejudice. The cost of the settlement is included in Other current liabilities in the consolidated balance sheet as of December 31, 2003 and Government and class action settlements expense in the consolidated statement of operations for the year ended December 31, 2003. The settlement did not have a material effect on our financial condition, results of operations, or cash flows.

On November 24, 2004, an individual securities fraud action captioned Burke v. HealthSouth Corp., et al., 04-B-2451 (OES), was filed in the United States District Court of Colorado against us, some of our former directors and officers, and our former auditors. The complaint makes allegations similar to those in the Consolidated Securities Action and asserts claims under the federal securities laws and Colorado state law based on plaintiff’s alleged receipt of unexercised options and his open-market purchases of our stock. By order dated May 3, 2005, the action was transferred to the United States District Court for the Northern District of Alabama, where it remains pending. We intend to vigorously defend ourselves in this case. At this time, based on the stage of litigation, and review of the current facts and circumstances, we are unable to determine an amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case or whether any resultant liability would have a material adverse effect on our financial condition, results of operations, or cash flows.

Derivative Litigation-

Between 1998 and 2004, a number of lawsuits purporting to be derivative actions (i.e., lawsuits filed by shareholder plaintiffs on our behalf) were filed in several jurisdictions, including the Circuit Court for Jefferson

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

County, Alabama, the Delaware Court of Chancery, and the United States District Court for the Northern District of Alabama. Most of these lawsuits have been consolidated as described below:

•	All derivative complaints filed in the Circuit Court of Jefferson County, Alabama since 2002 have been consolidated and stayed in favor of the first-filed action captioned Tucker v. Scrushy, No. CV-02-5212, filed August 28, 2002. Although Tucker is ongoing, the Circuit Court has stayed discovery pending the criminal trial of Richard M. Scrushy. The Tucker complaint names as defendants a number of former HealthSouth officers and directors. Tucker also asserts claims on our behalf against Ernst & Young LLP, UBS Group, and UBS Investment Services, as well as against MedCenterDirect.com, Source Medical Solutions, Inc., Capstone Capital Corp., Healthcare Realty Trust, and G.G. Enterprises.

•	Two derivative lawsuits filed in the United States District Court for the Northern District of Alabama were consolidated under the caption In re HealthSouth Corp. Derivative Litigation, CV-02-BE-2565. The court has stayed further action in In re HealthSouth Corp. Derivative Litigation in deference to the litigation pending in state courts in Alabama and Delaware.

•	Two derivative lawsuits filed in the Delaware Court of Chancery were consolidated under the caption In re HealthSouth Corp. Shareholders Litigation, Consolidated Case No. 19896. Plaintiffs’ counsel in this litigation and in Tucker have agreed to litigate all claims asserted in those lawsuits in the Tucker litigation, except for claims relating to an agreement to retire a HealthSouth loan to Richard M. Scrushy with shares of our stock (the “Buyback Claim”). On November 24, 2003, the court granted the plaintiffs’ motion for summary judgment on the Buyback Claim and rescinded the retirement of Scrushy’s loan. The court’s judgment was affirmed on appeal. Although a final judgment has been awarded to us on the Buyback Claim, neither we nor the plaintiffs have been able to recover on the judgment because Mr. Scrushy’s assets have been frozen pending the resolution of criminal charges against him. The plaintiffs’ remaining claims are being litigated in Tucker.

When originally filed, the primary allegations in the Tucker case involved self-dealing by Richard M. Scrushy and other insiders through transactions with various entities allegedly controlled by Mr. Scrushy. The complaint was amended four times to add additional defendants and include claims of accounting fraud, improper Medicare billing practices, and additional self-dealing transactions. The Second Amended Complaint, filed on March 21, 2003, added Ernst & Young LLP as a defendant and alleged it was liable for negligently, wantonly, and/or recklessly failing to perform its professional obligations as an independent auditor. The Third Amended Complaint, filed on August 8, 2003, added UBS as a defendant and alleged that it was liable for breaching its fiduciary duties to us and for aiding and abetting the accounting fraud by “falsely promoting” our stock despite knowledge of inflated financial information. The other consolidated cases contain similar claims.

On September 8, 2003, a derivative lawsuit captioned Teachers Retirement Sys. of Louisiana v. Scrushy, C.A. No. 20529-NC, was filed in the Delaware Court of Chancery. The complaint contains allegations similar to those made in the Tucker case, class claims, as well as a request for relief seeking an order compelling us to hold an annual meeting of stockholders. On December 2, 2003, we announced a settlement of the plaintiff’s claims seeking an annual meeting of stockholders. The Court of Chancery has stayed the remaining claims in favor of earlier-filed litigation in Alabama. This case was not consolidated with In re HealthSouth Corp. Shareholders Litigation.

On November 19, 2004, a derivative lawsuit captioned Campbell v. HealthSouth Corp., Scrushy, et al., CV-04-6985, was filed in Circuit Court of Jefferson County, Alabama, alleging that we wrongfully refused to file with the Internal Revenue Service refund requests for overpayment of taxes and seeking an order allowing the plaintiff to file claims for refund of excess tax paid by us. This suit was filed just prior to the voluntary dismissal of a similar suit brought by the same plaintiff in the United States District Court for the Northern District of

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Alabama. We have informed the plaintiff that we intend to file any appropriate applications for tax refunds within the applicable time periods, consistent with the advice of our tax counsel. This lawsuit was not consolidated with the Tucker case because it involves different claims. It is still pending.

Litigation by and Against Former Independent Auditors-

On March 18, 2005, Ernst & Young LLP filed a lawsuit captioned Ernst & Young LLP v. HealthSouth Corp., CV-05-1618, in the Circuit Court of Jefferson County, Alabama. The complaint asserts that the filing of the claims against us was for the purpose of suspending any statute of limitations applicable to those claims. The complaint alleges that we provided Ernst & Young LLP with fraudulent management representation letters, financial statements, invoices, bank reconciliations, and journal entries in an effort to conceal accounting fraud. Ernst & Young LLP claims that as a result of our actions, Ernst & Young LLP’s reputation has been injured and it has and will incur damages, expense, and legal fees. Ernst & Young LLP seeks recoupment and setoff of any recovery against Ernst & Young LLP in the Tucker case, as well as litigation fees and expenses, damages for loss of business and injury to reputation, and such other relief to which it may be entitled. On April 1, 2005, we answered Ernst & Young LLP’s claims and asserted counterclaims alleging, among other things, that from 1996 through 2002, when Ernst & Young LLP served as our independent auditors, Ernst & Young LLP acted recklessly and with gross negligence in performing its duties, and specifically that Ernst & Young LLP failed to perform reviews and audits of our financial statements with due professional care as required by law and by its contractual agreements with us. Our counterclaims further allege that Ernst & Young LLP either knew of or, in the exercise of due care, should have discovered and investigated the fraudulent and improper accounting practices being directed by Richard M. Scrushy and certain other officers and employees, and should have reported them to our board of directors and the Audit Committee. The counterclaims seek compensatory and punitive damages, disgorgement of fees received from us by Ernst & Young LLP, and attorneys fees and costs. We intend to vigorously defend ourselves in this case. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case.

ERISA Litigation-

In 2003, six lawsuits were filed in the United States District Court for the Northern District of Alabama against us and some of our current and former officers and directors alleging breaches of fiduciary duties in connection with the administration of our Employee Stock Benefit Plan (the “ESOP”). These lawsuits have been consolidated under the caption In re HealthSouth Corp. ERISA Litigation, Consolidated Case No. CV-03-BE-1700-S. The plaintiffs filed a consolidated complaint on December 19, 2003 that alleges, generally, the fiduciaries to the ESOP breached their duties to loyally and prudently manage and administer the ESOP and its assets in violation of sections 404 and 405 of the Employee Retirement Income Security Act of 1974, 29 U.S.C. § 1001 et seq. (“ERISA”), by failing to monitor the administration of the ESOP, failing to diversify the portfolio held by the ESOP, and failing to provide other fiduciaries with material information about the ESOP. The plaintiffs seek actual damages including losses suffered by the plan, imposition of a constructive trust, equitable and injunctive relief against further alleged violations of ERISA, costs pursuant to 29 U.S.C. § 1132(g), and attorneys’ fees. The plaintiffs also seek damages related to losses under the plan as a result of alleged imprudent investment of plan assets, restoration of any profits made by the defendants through use of plan assets, and restoration of profits that the plan would have made if the defendants had fulfilled their fiduciary obligations. The parties to this litigation are actively involved in settlement negotiations. We intend to vigorously defend ourselves in the consolidated case. Based on the stage of litigation, and review of the current facts and circumstances, management has recognized a liability that is believed to be a reasonable estimate of the potential loss exposure and is included in Government and class action settlements in the consolidated balance sheet as of December 31, 2003 and Government and class action settlements expense in the consolidated statements of

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

operations for the year ended December 31, 2003. While acknowledging the uncertainties of litigation, we believe that the ultimate outcome of this case will not have a material adverse effect on our financial condition, results of operations, or cash flows.

Insurance Coverage Litigation-

In 2003, approximately 14 insurance companies filed complaints in state and federal courts in Alabama, Delaware, and Georgia alleging that the insurance policies issued by those companies to us and/or some of our directors and officers should be rescinded on grounds of fraudulent inducement. The complaints also seek a declaration that we and/or some of our current and former directors and officers are not covered under various insurance policies. These lawsuits challenge the majority of our director and officer liability policies, including our primary director and officer liability policy in effect for the claims at issue. Actions filed by insurance companies in the United States District Court for the Northern District of Alabama were consolidated for pretrial and discovery purposes under the caption In re HealthSouth Corp. Insurance Litigation, Consolidated Case No. CV-03-BE-1139-S. Three lawsuits filed by insurance companies in the Circuit Court of Jefferson County, Alabama have been consolidated with the Tucker case for discovery and other pretrial purposes. Cases related to insurance coverage that were filed in Georgia and Delaware have been dismissed. We have filed counterclaims against a number of the plaintiffs in these cases alleging, among other things, bad faith for wrongful failure to provide coverage. We intend to vigorously defend ourselves in these cases. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to determine our likelihood of prevailing in these cases, or any financial impact that may result from an adverse judgment or a settlement in any consolidated case.

Litigation by Former Officers-

Richard M. Scrushy filed two lawsuits against us in the Delaware Court of Chancery. One lawsuit, captioned Scrushy v. HealthSouth Corp., C.A. No. 20357-NC, filed on June 10, 2003, sought indemnification and advancement of Mr. Scrushy’s legal fees. The other lawsuit, captioned Scrushy v. Gordon, et al., C.A. No. 20375, filed June 16, 2003, named us and our then-current directors as defendants and petitioned the court to enjoin the defendants from excluding Mr. Scrushy from board meetings and from conducting the business of HealthSouth exclusively through the meetings of the Special Committee. The second lawsuit also sought access to certain information, including meetings of the Special Committee. Both lawsuits were voluntarily dismissed without prejudice.

On August 22, 2003, Anthony Tanner, our former Secretary and Executive Vice President—Administration and Secretary, filed a petition in the Circuit Court of Jefferson County, Alabama, captioned In re Tanner, CV-03-5378, seeking permission to obtain certain information through the discovery process prior to filing a lawsuit. That petition was voluntarily dismissed with prejudice on August 11, 2004. On December 29, 2004, Mr. Tanner filed a lawsuit in the Circuit Court of Jefferson County, Alabama, captioned Tanner v. HealthSouth Corp., CV-04-7715, alleging that we breached his employment contract by failing to pay certain retirement benefits. The complaint requests damages, a declaratory judgment, and a preliminary injunction to require payment of past due amounts under the contract and reinstatement of the claimed retirement benefits. We intend to vigorously defend ourselves against the claims alleged by Mr. Tanner. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case.

On December 23, 2003, Jason Hervey, one of our former officers, filed a lawsuit captioned Hervey v. HealthSouth Corp., et al., CV-03-8031, in the Circuit Court of Jefferson County, Alabama. The complaint sought compensatory and punitive damages in connection with our alleged breach of his employment contract. We

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

settled this lawsuit in 2005. The settlement did not have a material effect on our financial condition, results of operations, or cash flows.

Litigation Against Former Officers-

On June 10, 2004, we filed a collection action in the Circuit Court of Jefferson County, Alabama, captioned HealthSouth Corp. v. James Goodreau, CV-04-3619, to collect unpaid loans in the original principal amount of $55,500 that we made to James A. Goodreau, our former Director of Corporate Security, while he was a HealthSouth employee. Mr. Goodreau has asserted counterclaims against us seeking monetary damages in an unspecified amount and equitable relief based upon his contention that he was promised lifetime employment with us by Mr. Scrushy. This case is still pending. We intend to vigorously defend ourselves against the counterclaims alleged by Mr. Goodreau. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount or range of possible gain or loss that might result from a judgment or a settlement of this case.

On August 30, 2004, we filed a collection action in the United States District Court for the Northern District of Alabama, captioned HealthSouth Corp. v. Daniel J. Riviere, CV-04-CO-2592-S, to collect unpaid loans in the original principal amount of $3,163,421 that we made to Daniel J. Riviere, our former President—Ambulatory Services Division, while he was a HealthSouth employee. Mr. Riviere filed a six-count counterclaim against us on April 5, 2005 seeking (1) severance benefits exceeding $2 million under a written employment agreement dated March 18, 2003, (2) a declaratory judgment that the non-compete clause in his employment agreement is void, (3) damages in an unspecified amount based on stock allegedly purchased and held by him in reliance on misrepresentations made by Richard M. Scrushy, (4) $500,000 in lost profits based allegedly on us forcing him to sell shares of our common stock after he was terminated, (5) damages in an unspecified amount based on our alleged conversion of the cash value of certain insurance policies after his termination, and (6) set-off of any award from his counterclaim against unpaid loans we made to him. On April 5, 2005, Mr. Riviere commenced a Chapter 7 bankruptcy case in the U.S. Bankruptcy Court for the Northern District of Florida, Case No. 05-30718-LMK, and this lawsuit is stayed pending resolution of the bankruptcy proceedings. Consequently, while we intend to prosecute our case and vigorously defend counterclaims alleged by Mr. Riviere, it is not possible to estimate the amount of loss or range of possible gain or loss that might result from a judgment or a settlement of the those counterclaims.

Litigation by Former Medical Director-

On April 5, 2001, Helen M. Schilling, one of our former medical directors, filed a lawsuit captioned Helen M. Schilling, M.D. v. North Houston Rehabilitation Associates d/b/a HealthSouth Houston Rehabilitation Institute, Romano Rehabilitation Hospital, Inc. and Anne Leon, Cause No. 01-04-02243-CV, in the 410th Judicial District Court of Montgomery County, Texas. The plaintiff claimed, among other things, that we wrongfully terminated her medical director agreement. On November 5, 2003, after a jury trial, the court entered a final judgment awarding the plaintiff $465,000 in compensatory damages and $865,000 in exemplary damages. We appealed the judgment and settled the case while on appeal in 2005. The settlement did not have a material effect on our financial condition, results of operations, or cash flows.

Certain Regulatory Actions-

The False Claims Act, 18 U.S.C. § 287, allows private citizens, called “relators,” to institute civil proceedings alleging violations of the False Claims Act. These so-called qui tam, or “whistleblower,” cases are sealed by the court at the time of filing. The only parties privy to the information contained in the complaint are

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

the relator, the federal government, and the presiding court. We recently settled one qui tam lawsuit, Devage, which is discussed in Note 21, Medicare Program Settlement. We are aware of two other qui tam lawsuits, Mathews and Colbert, which are discussed below. It is possible that additional qui tam lawsuits have been filed against us and that we are unaware of such filings or have been ordered by the presiding court not to discuss or disclose the filing of such lawsuits. Thus, we may be subject to liability exposure under one or more undisclosed qui tam cases brought pursuant to the False Claims Act.

On April 1, 1999, a plaintiff relator filed a lawsuit captioned United States ex rel. Mathews v. Alexandria Rehabilitation Hospital, CV-99-0604, in the United States District Court for the Western District of Louisiana. On February 29, 2000, the United States elected not to intervene in the lawsuit. The complaint alleged, among other things, that we filed fraudulent reimbursement claims under the Medicare program on a nationwide basis. The district court dismissed the False Claims Act allegations of two successive amended complaints. However, the district court’s dismissal of the third amended complaint with prejudice was partially reversed by the United States Court of Appeals for the Fifth Circuit on October 22, 2002. The case was remanded to the district court, and our subsequent motion to dismiss was denied on February 21, 2004. The case will proceed into discovery on False Claims Act allegations concerning one HealthSouth facility during a specific timeframe. We intend to vigorously defend ourselves against the claims alleged the plaintiff relator. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case.

On January 30, 2001, a plaintiff relator filed a lawsuit captioned United States ex rel. Colbert v. Blue Cross and Blue Shield of Alabama and HealthSouth Corp., CV-01-C-0292-S, in the United States District Court for the Northern District of Alabama. The lawsuit, in which the United States did not intervene, alleged, among other things, that we conspired with Blue Cross and Blue Shield of Alabama (“Blue Cross”) to hinder Blue Cross’ investigative functions in administering the Medicare program by having Blue Cross terminate, on a pretextual basis, the relator’s employment with Blue Cross. The complaint also claimed that we conspired with Blue Cross to (1) violate the whistleblower retaliation provision of the False Claims Act by having Blue Cross terminate the relator’s employment and (2) have certain unidentified false claims allowed or paid by Blue Cross under the Medicare program. The parties filed a joint stipulation of dismissal with prejudice and the case has been dismissed. The settlement did not have a material effect on our financial condition, results of operations, or cash flows.

Americans with Disabilities Act Litigation-

On April 19, 2001 a nationwide class action now captioned Michael Yelapi, et al. v. St. Petersburg Surgery Center, et al., Case No:8:01-CV-787-T-17EAJ, was filed in the United States District Court for the Middle District of Florida alleging violations of the Americans with Disabilities Act, 42 U.S.C. § 12181, et seq. (the “ADA”) and the Rehabilitation Act of 1973, 92 U.S.C. § 792 et seq. (the “Rehabilitation Act”) at our facilities. The complaint alleges violations of the ADA and Rehabilitation Act for the purported failure to remove barriers and provide accessibility to our facilities, including reception and admitting areas, signage, restrooms, phones, paths of access, elevators, treatment and changing rooms, parking, and door hardware. As a result of these alleged violations, the plaintiffs are seeking an injunction ordering that we make necessary modifications to achieve compliance with the ADA and the Rehabilitation Act, as well as attorneys’ fees. We have entered into a settlement agreement with the plaintiffs that would require us to correct any deficiencies under the ADA and the Rehabilitation Act at all of our facilities. We are awaiting an order approving the settlement agreement from the court. We do not believe that the proposed settlement will have a material effect on our financial condition, results of operations, or cash flows.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

General Medicine, P.C. and Meadowbrook Actions-

Pursuant to a Plan and Agreement of Merger dated February 17, 1997, Horizon/CMS Healthcare Corporation (“Horizon/CMS”) became a wholly-owned subsidiary of HealthSouth Corporation. At the time of the merger, there was pending against Horizon/CMS in the United States District Court for the Eastern District of Michigan a lawsuit captioned General Medicine, P.C. v. Horizon/CMS Healthcare Corporation, CV-96-72624. The complaint alleged that Horizon/CMS wrongfully terminated a contract with General Medicine, P.C. (“General Medicine”) for the provision of medical directorship services to long-term care facilities owned and/or operated by Horizon/CMS. Effective December 31, 2001, while this litigation was pending, we sold all of our stock in Horizon/CMS to Meadowbrook Healthcare Corporation (“Meadowbrook”) pursuant to a Stock Purchase Agreement dated November 2, 2001. On May 3, 2004, Horizon/CMS consented to the entry of a $376 million final judgment in favor of General Medicine (the “Consent Judgment”). At the time of the Consent Judgment, we had no ownership or other interest in Horizon/CMS.

On August 16, 2004, General Medicine filed a lawsuit captioned General Medicine, P.C. v. HealthSouth Corp., CV-04-958, in the Circuit Court of Shelby County, Alabama, seeking to recover the amount of the Consent Judgment from us. The complaint alleges that while Horizon/CMS was a wholly-owned subsidiary of HealthSouth Corporation and General Medicine was an existing creditor of Horizon/CMS, we caused Horizon/CMS to transfer assets to us thereby rendering Horizon/CMS insolvent and unable to pay its creditors. The complaint asserts that these transfers were made for less than a reasonably equivalent value and/or with the actual intent to defraud creditors of Horizon/CMS, including General Medicine, in violation of the Alabama Uniform Fraudulent Transfer Act. General Medicine’s complaint requests relief including the avoidance of the subject transfers of assets, attachment of the assets transferred to us, appointment of a receiver over the transferred properties, and a monetary judgment for the value of properties transferred.

On February 28, 2005, the Circuit Court of Shelby County, Alabama entered an order transferring the General Medicine case to the Circuit Court of Jefferson County, Alabama, where it was assigned case number CV-05-1483. On April 28, 2005, we filed an “Answer and Third-Party Complaint” denying liability and joining Meadowbrook as a third-party defendant in the lawsuit. In our Third-Party Complaint, we seek a judgment declaring that Meadowbrook is contractually obligated under the Stock Purchase Agreement dated November 2, 2001, to indemnify us and hold us harmless against the claims asserted by General Medicine in its complaint. Meadowbrook has filed a declaratory judgment action against us in the Circuit Court of Shelby County, Alabama, captioned Meadowbrook Healthcare Corporation v. HealthSouth Corp., CV-04-1131, seeking a declaration that it is not contractually obligated to indemnify us against General Medicine’s complaint. We intend to vigorously defend ourselves in General Medicine, P.C. v. HealthSouth Corp. and Meadowbrook Healthcare Corporation v. HealthSouth Corp. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of these cases. On May 9, 2005, the Circuit Court of Shelby County, Alabama entered an order transferring the Meadowbrook case to the Circuit Court of Jefferson County, Alabama, where it was assigned case number CV-05-3042. We have filed a Motion to Consolidate the General Medicine and Meadowbrook cases. For additional information about Meadowbrook, see Note 7, Property and Equipment.

Massachusetts Real Estate Actions-

On February 3, 2003, HRPT Properties Trust (“HRPT”) filed a lawsuit against Senior Residential Care/North Andover, Limited Partnership (“SRC”) in the Land Court for the Commonwealth of Massachusetts captioned HRPT Properties Trust v. Senior Residential Care/North Andover, Limited Partnership, Misc. Case No. 287313, in which it claimed an ownership interest in certain parcels of real estate in North Andover, Massachusetts and alleged that SRC unlawfully occupied and made use of those properties. On March 17, 2003,

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

we (and our subsidiary, Greenery Securities Corp.) moved to intervene in this case claiming ownership of the disputed property pursuant to an agreement that involved the conveyance of five nursing homes. We seek to effect a transfer of title to the disputed property by HRPT to us or our nominee.

On April 16, 2003, Senior Housing Properties Trust (“SNH”) and its wholly owned subsidiary, HRES1 Properties Trust (“HRES1”), filed a lawsuit against us in Land Court for the Commonwealth of Massachusetts captioned Senior Housing Properties Trust and HRES1 Properties Trust v. HealthSouth Corporation, Misc. Case No. 289182, seeking reformation of a lease pursuant to which we, through subsidiaries, operate the Braintree Rehabilitation Hospital in Braintree, Massachusetts and the New England Rehabilitation Hospital in Woburn, Massachusetts. HRES1 and SNH allege that certain of our representatives made false statements regarding our financial condition, thereby inducing HRES1 to enter into lease terms and other arrangements to which it would not have otherwise agreed. HRES1 and SNH have since amended their complaint to add claims for rescission and damages for fraud. HRES1 and SNH seek to reform the lease to increase the annual rent from $8.7 million to $10.3 million, to increase the repurchase option price at the end of the lease term to $80.3 million from $40 million, and to change the lease term to expire on January 1, 2006 instead of December 31, 2011. We filed an answer to the complaint and amended complaint denying the allegations, and we asserted claims against HRPT and counterclaims against SNH and HRES1 for breach of contract, reformation, and fraud based on the failure to convey title to the property in North Andover. We also seek damages incurred as a result of that failure to convey.

The two actions in the Land Court have been consolidated for all purposes, and the parties are still in the discovery phase of the proceedings. A trial will be scheduled after December 1, 2005. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of the consolidated cases.

In a related action, on November 2, 2004, we filed a lawsuit in the Commonwealth of Massachusetts, Middlesex County Superior Court, captioned HealthSouth Corporation v. HRES1 Properties Trust, Case No. 04-4345, in response to our receipt of a notice from HRES1 Properties Trust (“HRES1”) purporting to terminate our lease governing the Braintree Rehabilitation Hospital in Braintree, Massachusetts and the New England Rehabilitation Hospital in Woburn, Massachusetts due to our alleged failure to furnish quarterly and annual financial information pursuant to the terms of the lease. In the lawsuit, we seek a declaration that we are not in default of our obligations under the lease, as well as an injunction preventing HRES1 from terminating the lease, taking possession of the property on which the hospitals and facilities are located, and assuming or acquiring the hospital businesses and any licenses related thereto. We filed an amended complaint asserting violations of the Massachusetts unfair and deceptive business practices statute. On November 8, 2004, HRES1 and SNH, its parent, filed a counterclaim seeking a declaration that it lawfully terminated the lease and an order requiring us to use our best efforts to transfer the licenses for the hospitals and to continue to manage the hospitals during the time necessary to effect such transfer. The case is currently pending. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of the consolidated cases.

Other Litigation-

On September 17, 1998, John Darling, who was one of the federal False Claims Act relators in the now-settled Devage case (see discussion in Item 1), filed a lawsuit captioned Darling v. HealthSouth Sports Medicine & Rehabilitation, et al., 98-6110-CI-20, in the Circuit Court for Pinellas County, Florida. The complaint alleges that Mr. Darling was injured while receiving physical therapy during a 1996 visit to a HealthSouth outpatient rehabilitation facility in Clearwater, Florida. The complaint was amended in December

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2004 to add a punitive damage claim. This amended complaint alleges that fraudulent misrepresentations and omissions by us resulted in the injury to Mr. Darling. We recently participated in an unsuccessful court-ordered mediation. The case is scheduled for trial in July 2005. We intend to vigorously defend ourselves in this case. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this case.

We have been named as a defendant in two lawsuits brought by individuals in the Circuit Court of Jefferson County, Alabama, Nichols v. HealthSouth Corp., CV-03-2023, filed March 28, 2003, and Hilsman v. Ernst & Young, HealthSouth Corp., et al., CV-03-7790, filed December 12, 2003. The plaintiffs allege that we, some of our former officers, and our former auditors engaged in a scheme to overstate and misrepresent our earnings and financial condition. The plaintiffs seek compensatory and punitive damages. On March 24, 2003, a lawsuit captioned Warren v. HealthSouth Corp., et al., CV-03-5967, was filed in the Circuit Court of Montgomery County, Alabama. The lawsuit, which claims damages for the defendants’ alleged negligence, wantonness, fraud and breach of fiduciary duty, was transferred to the Circuit Court of Jefferson County, Alabama. Each of the lawsuits described in this paragraph has been consolidated with the Tucker case for discovery and other pretrial purposes.

On June 30, 2004, two physical therapy providers in New Jersey filed a class action lawsuit captioned William Weiss Physical Therapy et al., v. HealthSouth Corporation, et al., Docket No. BER-L-10218-04 (N.J. Super.), in the Superior Court of New Jersey. The nine count complaint alleges certain unfair trade practices in offering physical therapy services in violation of the New Jersey Physical Therapy Licensing Act of 1983. This case has been dismissed with prejudice.

On May 13, 2003, Plano Hospital Investors, Inc. (“Plano”) filed a complaint captioned Plano Hospital Investors, Inc., et al., v. HealthSouth Corp., et al., Cause No. 219-1416-03, in the 219th Judicial District Court of Collin County, Texas. Plano is a limited partner in Collin County Rehab Associates Limited Partnership, a partnership in which we, through wholly owned subsidiaries, are the general partner and hold limited partner interests. Plano alleges that we conducted unauthorized and improper sweeps of partnership funds into a HealthSouth centralized cash management account instead of a partnership account, that we improperly received late partnership distributions, and that the predecessor general partner took a negative capital contribution improperly increasing its interest, and upon the sale of that interest to us, our interest, in the partnership. The plaintiff seeks injunctive relief and unspecified damages. The parties to this lawsuit are currently engaged in settlement negotiations. Based on the stage of litigation, and the current status of the settlement negotiations, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this case.

On December 28, 2004, we commenced a collection action in the Circuit Court of Jefferson County, Alabama, captioned HealthSouth Medical Center, Inc. v. Neurological Surgery Associates, P.C., CV-04-7700, to collect unpaid loans in the original principal amount of $275,000 made to Neurological Surgery Associates, P.C. (“NSA”), pursuant to a written Practice Guaranty Agreement. The purpose of the loans was to enable NSA to employ a physician who would bring necessary specialty skills to patients served by both NSA and our acute-care hospital in Birmingham, Alabama. NSA has asserted counterclaims that we breached verbal promises to lease space and employees from NSA, to pay NSA for billing and coding services performed by NSA on behalf of the subject physician-employee, and to pay NSA to manage the subject physician-employee. We intend to vigorously defend ourselves against these counterclaims. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this case.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

On April 15, 2004, Klemett L. Belt, Jr. filed a complaint captioned Belt v. HealthSouth Corp., CV-2004-02517, in the Second Judicial District Court of Bernalillo County, New Mexico. Mr. Belt, a former executive officer and director of Horizon/CMS Healthcare Corporation, entered into a Non-Competition and Retirement Agreement with Horizon/CMS that we subsequently assumed in our acquisition of Horizon/CMS pursuant. Mr. Belt alleged in his complaint that he was entitled to retirement benefits, life insurance and, in the event of certain events of default, liquidated damages pursuant to a contractual provision requiring that the life insurance policies be fully paid and permitting Mr. Belt to receive a lump sum cash payment in lieu of certain unpaid retirement benefits. Mr. Belt alleges that we defaulted under the terms of the agreement due to our nonpayment of insurance policy premium payments beginning on December 31, 2003. As a result of our alleged default under the agreement, Mr. Belt sought liquidated damages in lieu of retirement benefits, payment of insurance policy premiums, amounts sufficient to compensate Mr. Belt for excess income taxes, interest, expenses, attorneys’ fees, and such other relief as may be determined by the court. We entered into a settlement agreement with Mr. Belt pursuant to which we must pay certain damages and relinquish our right to receive returned insurance premiums, if any, under a split dollar arrangement. The settlement did not have a material effect on our financial condition, results of operations, or cash flows.

Litigation Reserves-

In connection with the SEC, securities, and ERISA litigation, we have accrued approximately $31 million in legal fees as of December 31, 2003 which are included in Government and other class action settlements expense in our consolidated statements of operations for the year end December 31, 2003 and Other current liabilities in our consolidated balance sheet as of December 31, 2003.

Other Commitments-

We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $46.8 million in 2004, $37.0 million in 2005, $22.4 million in 2006, $18.9 million in 2007, $7.6 million in 2008 and less than $0.1 million thereafter. These contracts primarily relate to software licensing and support, telecommunications, equipment maintenance within our Diagnostic segment and medical supplies. These amounts do not include commitments related to the Digital Hospital, as discussed in Note 7, Property and Equipment.

We also have commitments under severance agreements with former employees. Payments under these agreements for the next five years approximate $1.7 million in 2004, $1.7 million in 2005, $0.4 million in 2006, $0.4 million in 2007, $0.4 million in 2008, and $3.9 million thereafter. Additionally, we expect to pay approximately $11.0 million to Medicare in 2005 relating to certain overpayments received from Medicare in previous years.

24.	Segment Reporting:

Our reportable segments are consistent with how we currently manage the business and view the patients we serve. We have divided our business into operating segments, defined as components of an enterprise about which financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. HealthSouth’s chief operating decision maker is its chief executive officer.

We define segment operating earnings as income before (a) interest income; (b) interest expense and amortization of debt discount ; (c) gain or loss on early extinguishment of debt; (d) gain or loss on sale of

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

investment, and (e) income taxes. We also do not allocate corporate overhead to our operating segments. The chief operating decision maker of HealthSouth uses segment operating earnings as an analytical indicator for purposes of allocating resources to a particular segment and assessing segment performance. Revenue and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies.

As discussed in greater detail in Note 2, Restatement and Reclassification of Previously Issued Consolidated Financial Statements, the Company has made extensive changes in the composition of its senior management, including appointment of a new president and chief executive officer, chief operating officer, chief financial officer, and corporate controller. The new senior management of the Company has restructured our business activities and financial, operational and management structure. As a result of this restructuring process, our internal financial reporting and management structure is focused on the major types of services provided by HealthSouth. We have implemented these organizational changes prior to the issuance of our consolidated financial statements for the years ended December 31, 2002 and 2003. As a result, we have restated our segment reporting presentation for 2001 and 2000 to conform to what is currently being utilized by management to evaluate our performance.

The following is a description of our operating segments:

•	Inpatient includes the operations of 94 freestanding inpatient rehabilitation facilities (“IRFs”), 9 long-term acute care hospitals, and 152 outpatient facilities located in IRFs or in satellite facilities near our IRFs. In addition to HealthSouth facilities, our inpatient segment manages 13 inpatient units, located within acute care hospitals, through management contracts. Our inpatient segment also manages the therapy staff of 11 acute care hospitals, and manages 2 gamma knives. We also provided management services to a rehabilitation hospital in Saudi Arabia until July 2004. However, the contract was not effectively terminated until October 2004.

Our IRFs provide comprehensive services to patients who require intensive institutional rehabilitation care. Inpatient rehabilitation patients typically experience significant physical disabilities due to various conditions, such as head injury, spinal cord injury, stroke, certain orthopedic problems and neuromuscular disease. Our inpatient rehabilitation facilities provide the medical, nursing, therapy and ancillary services required to comply with local, state and federal regulations, as well as accreditation standards of the Joint Commission on Accreditation of Healthcare Organizations (the “JCAHO”). Some facilities are also accredited by the Commission on Accreditation of Rehabilitation Facilities. All of our inpatient rehabilitation facilities utilize an interdisciplinary team approach to the rehabilitation process and involve the patient and family, as well as the payor, in the determination of the goals for the patient. Internal case managers monitor each patient’s progress and provide documentation of patient status, achievement of goals, functional outcomes and efficiency.

•	Surgery Centers includes the operations of our network of approximately 177 freestanding ambulatory surgery centers and 3 surgical hospitals. Our ambulatory surgery centers provide the facilities and medical support staff necessary for physicians to perform non-emergency surgical procedures in more than a dozen specialties, such as orthopedic, plastic, and vascular surgery. Our typical ambulatory surgery center is a freestanding facility with two to six fully equipped operating and procedure rooms and ancillary areas for reception, preparation, recovery, and administration. To ensure consistent quality of care, each of our surgery centers has a medical advisory committee of three to ten physicians that implements quality control procedures and reviews the professional credentials of physicians applying for medical staff privileges at the center.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

•	Outpatient includes the operations of our network of approximately 804 outpatient rehabilitation centers and outpatient facilities owned by other healthcare providers that we manage. Our outpatient rehabilitation centers offer a range of rehabilitative health care services, including physical therapy and occupational therapy that are tailored to the individual patient’s needs, focusing predominantly on orthopedic, sports-related, work-related, hand and spine injuries and various neurological/neuromuscular conditions. Outpatient treatments include physical, occupational/hand, and aquatic therapies.

•	Diagnostic includes the operations of our network of approximately 96 outpatient diagnostic centers, including one under a management contract. Our diagnostic centers provide outpatient diagnostic imaging services, including MRI services, CT services, X-ray services, ultrasound services, mammography services, nuclear medicine services and fluoroscopy. Not all services are provided at all sites; however, most of our diagnostic centers are multi-modality centers offering multiple types of service.

•	Corporate and Other includes revenue-producing functions that are managed directly from our corporate office and that do not fall within one of the four divisions discussed above, including our medical centers, other patient care services, and certain non-patient care services, including the operations of the conference center located on our corporate campus, various corporate marketing activities, our clinical research activities, and other services that are generally intended to complement our patient care services activities and certain costs which have not been allocated to the other operating segments.

Substantially all revenues for our services are generated through external customers. During the years ended December 31, 2003, 2002, 2001, and 2000, approximately 42.7%, 37.8%, 31.4%, and 29.1%, respectively of our revenues related to patients participating in the Medicare program.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Selected financial information for our operating segments for each of the four years ended December 31, 2003, is as follows (in thousands):

	Inpatient	Surgery Centers	Outpatient	Diagnostics	Corporate and Other	Totals
Year ended December 31, 2003:
Net operating revenues	$2,016,168	$920,079	$586,988	$279,581	$228,287	$4,031,103
Intersegment revenues	—	—	—	—	73,499	73,499
Operating earnings (loss)	443,009	(63,204)	(50,534)	(40,180)	(513,206)	(224,115)
Interest income	1,967	2,258	293	106	10,425	15,049
Interest expense	11,364	7,847	1,649	2,891	252,418	276,169
Depreciation and amortization	71,943	46,711	20,208	27,478	33,855	200,195
Impairments	—	176,298	139,980	24,027	128,040	468,345
Equity earnings (losses) of affiliates	2,958	11,048	195	614	954	15,769
Total assets	1,642,227	995,283	167,833	179,678	1,322,973	4,307,994
Investment in and advances to nonconsolidated affiliates	20,136	16,975	239	3,399	8,804	49,553
Capital expenditures	16,092	38,635	4,531	5,153	82,530	146,941

Year ended December 31, 2002:
Net operating revenues	$1,907,342	$926,407	$663,589	$305,914	$215,866	$4,019,118
Intersegment revenues	—	—	—	—	58,976	58,976
Operating earnings (loss)	348,723	100,436	19,162	(40,290)	(597,909)	(169,878)
Interest income	3,367	5,103	550	331	7,300	16,651
Interest expense	15,500	8,505	1,970	3,723	235,107	264,805
Depreciation and amortization	72,001	50,792	33,736	42,379	38,867	237,775
Impairments	8,062	37,963	16,741	54,655	222	117,643
Equity earnings (losses) of affiliates	2,139	14,804	315	(753)	(1,185)	15,320
Total assets	1,635,243	1,183,978	356,084	238,934	1,209,105	4,623,344
Investment in and advances to nonconsolidated affiliates	15,123	41,967	1,110	2,967	22,453	83,620
Capital expenditures	53,404	62,005	15,694	31,589	147,373	310,065

Year ended December 31, 2001 (Restated):
Net operating revenues	$1,522,872	$866,854	$691,800	$273,968	$248,631	$3,604,125
Intersegment revenues	—	—	—	—	51,068	51,068
Operating earnings (loss)	126,640	81,168	84,296	54,030	(227,140)	118,994
Interest income	2,940	5,193	191	319	8,524	17,167
Interest expense	22,740	9,682	1,294	3,450	283,890	321,056
Depreciation and amortization	102,605	94,932	67,393	48,681	40,046	353,657
Impairments	—	—	58	380	—	438
Equity earnings (losses) of affiliates	1,538	9,555	1,028	3,563	1,225	16,909
Total assets	1,665,347	1,218,134	420,073	346,302	991,095	4,640,951
Investment in and advances to nonconsolidated affiliates	11,481	40,907	1,987	2,904	17,420	74,699
Capital expenditures	111,090	42,625	19,603	39,661	30,738	243,717

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Inpatient	Surgery Centers	Outpatient	Diagnostics	Corporate and Other	Totals
Year ended December 31, 2000 (Restated):
Net operating revenues	$1,432,481	$817,072	$689,757	$250,298	$333,829	$3,523,437
Intersegment revenues	—	—	—	—	24,601	24,601
Operating earnings (loss)	5,399	3,406	36,862	(3,035)	(162,531)	(119,899)
Interest income	3,249	5,347	63	503	8,129	17,291
Interest expense	25,274	10,239	1,758	2,538	259,603	299,412
Depreciation and amortization	103,378	96,769	70,930	46,269	41,655	359,001
Impairments	—	2,667	666	6,182	872	10,387
Equity earnings (losses) of affiliates	2,163	24,163	600	512	(87)	27,351
Total assets	1,692,671	1,259,773	493,119	375,943	958,296	4,779,802
Investment in and advances to nonconsolidated affiliates	10,380	39,131	1,153	(140)	20,607	71,131
Capital expenditures	55,728	43,306	26,514	52,122	71,984	249,654

Segment Reconciliations:

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Net operating revenues:
Total segment net operating revenues	$4,031,103	$4,019,118	$3,604,125	$3,523,437
Elimination of intersegment revenue	(73,499)	(58,976)	(51,068)	(24,601)

Total consolidated revenue	$3,957,604	$3,960,142	$3,553,057	$3,498,836

Interest income:
Total segment interest income	$15,049	$16,651	$17,167	$17,291
Elimination of intersegment interest income	(7,726)	(9,770)	(9,670)	(8,574)

Total consolidated interest income	$7,323	$6,881	$7,497	$8,717

Interest expense :
Total segment interest expense	$276,169	$264,805	$321,056	$299,412
Elimination of intersegment interest expense	(7,726)	(9,770)	(9,670)	(8,574)

Total consolidated interest expense	$268,443	$255,035	$311,386	$290,838

Loss from continuing operations:
Total segment operating (loss) earnings	$(224,115)	$(169,878)	$118,994	$(119,899)
Interest income	7,323	6,881	7,497	8,717
Interest expense and amortization of debt discount	(268,443)	(255,035)	(311,386)	(290,838)
Gain (loss) on early extinguishment of debt	2,259	9,644	(5,136)	(1,615)
(Loss) gain on sale of investments	(15,811)	12,491	(651)	(34,572)

Loss from continuing operations before income tax expense and cumulative effect of accounting change	$(498,787)	$(395,897)	$(190,682)	$(438,207)

Total assets:
Total assets for reportable segments	$4,307,994	$4,623,344	$4,640,951	$4,779,802
Elimination of intersegment assets	(111,736)	(90,328)	(62,685)	(44,426)

Total assets	$4,196,258	$4,533,016	$4,578,266	$4,735,376

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Geographic area data is as follows:

	For the year ended December 31,
	2003	2002	2001	2000
			(Restated)	(Restated)
Net operating revenues:
United States	$3,937,867	$3,942,091	$3,537,688	$3,476,468
International	19,737	18,051	15,369	22,368

Total consolidated revenue	$3,957,604	$3,960,142	$3,553,057	$3,498,836

Property and equipment, net:
United States	$1,466,207	$1,713,963	$1,764,826	$1,830,107
International	546	1,871	3,314	3,769

Total property and equipment, net	$1,466,753	$1,715,834	$1,768,140	$1,833,876

Our international operations are primarily in Australia and Puerto Rico.

EXHIBIT INDEX

No.	Description
3.1	Restated Certificate of Incorporation of HealthSouth Corporation, as filed in the Office of the Secretary of State of the State of Delaware on May 21, 1998.

3.2	By-Laws of HealthSouth Corporation, as amended through May 17, 2001.

4.1.1	Indenture, dated as of June 22, 1998, between HealthSouth Corporation and PNC Bank, National Association, as trustee, relating to HealthSouth’s 6.875% Senior Notes due 2005 and 7.0% Senior Notes due 2008.

4.1.2	Officer’s Certificate pursuant to Sections 2.3 and 11.5 of the Indenture, dated as of June 22, 1998, between HealthSouth Corporation and PNC Bank, National Association, as trustee, relating to HealthSouth’s 6.875% Senior Notes due 2005 and 7.0% Senior Notes due 2008.

4.1.3	Instrument of Resignation, Appointment and Acceptance, dated as of April 9, 2003, among HealthSouth Corporation, J.P. Morgan Trust Company, National Association (successor in interest to PNC Bank, National Association), as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to HealthSouth’s 6.875% Senior Notes due 2005 and 7.0% Senior Notes due 2008.

4.1.4	First Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of June 22, 1998, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to J.P. Morgan Trust Company, National Association (successor in interest to PNC Bank, National Association), relating to HealthSouth’s 6.875% Senior Notes due 2005 (incorporated by reference to Exhibit 99.1 to HealthSouth’s Current Report on Form 8-K dated June 24, 2004).

4.1.5	First Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of June 22, 1998, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to J.P. Morgan Trust Company, National Association (successor in interest to PNC Bank, National Association), relating to HealthSouth’s 7.0% Senior Notes due 2008 (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K dated June 24, 2004).

4.2.1	Indenture, dated as of September 25, 2000, between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008.

4.2.2	Instrument of Resignation, Appointment and Acceptance, dated as of May 8, 2003, among HealthSouth Corporation, The Bank of New York, as resigning trustee, and HSBC Bank USA, as successor trustee, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008.

4.2.3	Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of September 25, 2000 between HealthSouth Corporation and HSBC Bank USA, as successor trustee to The Bank of New York, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008.

4.2.4	Second Supplemental Indenture, dated as of May 14, 2004, to the Indenture dated as of September 25, 2000 between HealthSouth Corporation and HSBC Bank USA, as successor trustee to The Bank of New York, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K dated May 14, 2004).

4.3.1	Indenture, dated as of February 1, 2001, between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008.

4.3.2	Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of February 1, 2001 between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008.

4.3.3	Second Supplemental Indenture, dated as of May 14, 2004, to the Indenture dated as of February 1, 2001 between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008 (incorporated by reference to Exhibit 99.1 to HealthSouth’s Current Report on Form 8-K dated May 14, 2004).

4.4.1	Indenture, dated as of September 28, 2001, between HealthSouth Corporation and National City Bank, as trustee, relating to HealthSouth’s 7.375% Senior Notes due 2006 and 8.375% Senior Notes due 2011.

4.4.2	Instrument of Resignation, Appointment and Acceptance, dated as of April 9, 2003, among HealthSouth Corporation, National City Bank, as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to HealthSouth’s 7.375% Senior Notes due 2006 and 8.375% Senior Notes due 2011.

4.4.3	Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of September 28, 2001 between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 7.375% Senior Notes due 2006 and 8.375% Senior Notes due 2011.

4.4.4	Second Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 7.375% Senior Notes due 2006 (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K dated June 24, 2004).

4.4.5	Second Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 8.375% Senior Notes due 2011 (incorporated by reference to Exhibit 99.4 to HealthSouth’s Current Report on Form 8-K dated June 24, 2004).

4.5.1	Indenture, dated as of May 22, 2002, between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012.

4.5.2	Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of May 22, 2002 between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012.

4.5.3	First Supplemental Indenture, dated as of June 24, 2004, to the Indenture dated as of May 22, 2002 between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012 (incorporated by reference to Exhibit 99.5 to HealthSouth’s Current Report on Form 8-K dated June 24, 2004).

4.6	Indenture, dated as of June 16, 1986, between Greenery Rehabilitation Group, Inc. and Shawmut Bank of Boston, N.A., as trustee, relating to the 6.500% Convertible Subordinated Debentures due 2011.

4.7	Indenture, dated as of April 1, 1990, between Greenery Rehabilitation Group, Inc. and The Connecticut National Bank, as trustee, relating to the 8.750% Convertible Senior Subordinated Notes due 2015.

10.1.1	Senior Subordinated Credit Agreement, dated as of January 16, 2004, among HealthSouth Corporation, the lenders party thereto, and Credit Suisse First Boston, as Administrative Agent and Syndication Agent (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated January 16, 2004).

10.1.2	Warrant Agreement, dated as of January 16, 2004, between HealthSouth Corporation and Wells Fargo Bank Northwest, N.A., as Warrant Agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K dated January 16, 2004).

10.1.3	Registration Rights Agreement, dated as of January 16, 2004, among HealthSouth Corporation and the entities listed on the signature pages thereto as Holders of Warrants and Transfer Restricted Securities (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K dated January 16, 2004).

10.2.1	Amended and Restated Credit Agreement, dated as of March 21, 2005, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Deutsche Bank Trust Company Americas, as Documentation Agent (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated March 22, 2005).

10.2.2	Collateral and Guarantee Agreement dated as of March 21, 2005, between HealthSouth Corporation and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K dated March 22, 2005).

10.3	Term Loan Agreement, dated as of June 15, 2005, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. as Co-Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K dated June 15, 2005).

10.4.1	Lease Agreement, dated as of October 31, 2000, between HealthSouth Corporation and First Security Bank, National Association, as Owner Trustee under the HealthSouth Corporation Trust 2000-1.

10.4.2	Participation Agreement, dated as of October 31, 2000, among HealthSouth Corporation, First Security Bank, National Association, as Owner Trustee under the HealthSouth Corporation Trust 2000-1, the Holders and the Lenders party thereto from time to time, The Chase Manhattan Bank, UBS Warburg LLC, Deutsche Bank Securities, Inc., Deutsche Bank AG New York Branch and UBS AG, Stamford Branch.

10.5.1	Lease Agreement, dated as of December 27, 2001, between State Street Bank and Trust Company of Connecticut, National Association, as Owner Trustee for Digital Hospital Trust 2001-1, and HealthSouth Medical Center, Inc.

10.5.2	Participation Agreement, dated as of December 27, 2001, among HealthSouth Medical Center, Inc., HealthSouth Corporation, State Street Bank and Trust Company of Connecticut, National Association, as Owner Trustee for Digital Hospital Trust 2001-1, the various banks and other lending institutions which are parties thereto from time to time as Holders and Lenders, and First Union National Bank.

10.6	HealthSouth Corporation Amended and Restated 1993 Consultants Stock Option Plan.*

10.7.1	HealthSouth Corporation 1995 Stock Option Plan, as amended.*

10.7.2	Form of Non-Qualified Stock Option Agreement (1995 Stock Option Plan).*

10.8.1	HealthSouth Corporation 1997 Stock Option Plan.*

10.8.2	Form of Non-Qualified Stock Option Agreement (1997 Stock Option Plan).*

10.9.1	HealthSouth Corporation 1998 Restricted Stock Plan.*

10.9.2	Form of Restricted Stock Agreement (1998 Restricted Stock Plan).*

10.10	HealthSouth Corporation 1999 Executive Equity Loan Plan.*

10.11.1	HealthSouth Corporation 2002 Non-Executive Stock Option Plan.*

10.11.2	Form of Non-Qualified Stock Option Agreement (2002 Non-Executive Stock Option Plan).*

10.12	HealthSouth Corporation 2004 Director Incentive Plan.*

10.13	HealthSouth Corporation Executive Deferred Compensation Plan.*

10.14	HealthSouth Corporation Employee Stock Benefit Plan, as amended.*

10.15	Employment Agreement, dated as of May 3, 2004, between HealthSouth Corporation and Jay F. Grinney.*

10.16	Employment Agreement, dated as of June 30, 2004, between HealthSouth Corporation and Michael D. Snow.*

10.17	Employment Agreement, dated as of September 3, 2004, between HealthSouth Corporation and John L. Workman (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated September 3, 2004).*

10.18.1	Employment Agreement, dated as of February 1, 2004, between HealthSouth Corporation and John Markus.*

10.18.2	Amendment 1, dated as of April 14, 2004, to Employment Agreement, dated as of February 1, 2004, between HealthSouth Corporation and John Markus.*

10.19	Employment Agreement, dated as of March 15, 2004, between HealthSouth Corporation and Gregory L. Doody.*

10.20	Employment Agreement, dated as of July 1, 2004, between HealthSouth Corporation and Karen G. Davis (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated October 11, 2004).*

10.21.1	Employment Agreement, dated as of March 15, 2004, between HealthSouth Corporation and Diane L. Munson.*

10.21.2	Amendment 1, dated as of April 12, 2004, to Employment Agreement, dated as of March 15, 2004, between HealthSouth Corporation and Diane Munson.*

10.22	Employment Agreement, dated as of September 27, 2004, between HealthSouth Corporation and Mark J. Tarr (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K dated October 11, 2004).*

10.23	Employment Agreement, dated as of March 1, 2005, between HealthSouth Corporation and Joseph T. Clark (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated February 3, 2005).*

10.24	Employment Agreement, dated as of March 1, 2005, between HealthSouth Corporation and James C. Foxworthy (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K dated February 3, 2005).*

10.25	Form of Restricted Stock Agreement, dated as of March 1, 2005, between HealthSouth Corporation and each of Joel C. Gordon and Robert P. May (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K dated March 1, 2005).*

10.26	Letter Agreement, dated as of May 10, 2005, between HealthSouth Corporation and Joel C. Gordon (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K dated May 10, 2005).*

10.27	Settlement Agreement, dated as of December 30, 2004, by and among HealthSouth Corporation, the United States of America, acting through the entities named therein and certain other parties named therein (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated December 30, 2004).

10.28	Administrative Settlement Agreement, dated as of December 30, 2004, by and among the United States Department of Health and Human Services acting through the Centers for Medicare & Medicaid Services and its officers and agents, including, but not limited to, its fiscal intermediaries, and HealthSouth Corporation (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K dated December 30, 2004).

10.29	Corporate Integrity Agreement, dated as of December 30, 2004, by and among the Office of Inspector General of the Department of Health and Human Services and HealthSouth Corporation (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K dated December 30, 2004).

10.30.1	Consent of Defendant HealthSouth Corporation, dated June 1, 2005, in the lawsuit captioned Securities and Exchange Commission v. HealthSouth Corporation and Richard M. Scrushy, CV-03-J-0615-S (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K dated June 8, 2005).

10.30.2	Form of Final Judgment as to Defendant HealthSouth Corporation in the lawsuit captioned Securities and Exchange Commission v. HealthSouth Corporation and Richard M. Scrushy, CV-03-J-0615-S (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K dated June 8, 2005).

10.31	Form of Indemnity Agreement entered into between HealthSouth Corporation and its directors of HealthSouth.

10.32	Form of letter agreement with former directors.

10.33	Written description of Senior Management Bonus Program (incorporated by reference to Item 1.01 to HealthSouth’s Current Report on Form 8-K dated March 1, 2005).*

11	Computation of Per Share Earnings.

12	Computation of Ratios.

14	HealthSouth Corporation Standards of Business Conduct.

16	Letter regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 to HealthSouth’s Current Report on Form 8-K/A dated April 4, 2003).

21	Subsidiaries of HealthSouth Corporation.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.