Form 10-K
period 2004-12-31
HEALTHSOUTH CORP
filed 2005-12-02
CIK 785161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number 000-14940

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

Common Stock, $0.01 Par Value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of September 30, 2005, there were outstanding 397,224,001 shares of common stock of the registrant, net of treasury shares. As of June 30, 2005, the aggregate market value of common stock held by non-affiliates was approximately $2.2 billion. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates.

Documents Incorporated by Reference:    None

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our projected business results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	each of the factors discussed in Item 1, Business, “Risk Factors;”

•	the outcome of continuing investigations by the United States Department of Justice and other governmental agencies regarding our financial reporting and related activity;

•	the outcome of pending litigation filed against us, including class action litigation alleging violations of federal securities laws by us;

•	significant changes in our management team;

•	our ability to successfully refinance our existing indebtedness as it becomes due;

•	our ability to continue to operate in the ordinary course and manage our relationships with our patients, physicians, lenders, bondholders, vendors, suppliers, and employees;

•	our ability to successfully remediate our internal control weaknesses;

•	changes or delays in or suspension of reimbursement for our services by governmental or private payors;

•	changes in the regulations of the health care industry at either or both of the federal and state levels;

•	changes in reimbursement for health care services we provide;

•	competitive pressures in the health care industry and our response to those pressures;

•	our ability to obtain and retain favorable arrangements with third-party payors;

•	our ability to attract and retain nurses, therapists, and other health care professionals in a highly competitive environment with often severe staffing shortages; and

•	general conditions in the economy and capital markets.

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

General

HealthSouth is the largest provider of ambulatory surgery and rehabilitative health care services in the United States, with approximately 1,300 facilities and 40,000 full- and part-time employees as of December 31, 2004. As used in this report, the terms “HealthSouth,” “we,” “us,” “our,” and the “company” refer to HealthSouth Corporation and its subsidiaries, unless otherwise stated or indicated by context. In addition, we use the term “HealthSouth Corporation” to refer to HealthSouth Corporation alone wherever a distinction between HealthSouth Corporation and its subsidiaries is required or aids in the understanding of this filing.

HealthSouth Corporation was organized as a Delaware corporation in February 1984. Our principal executive offices are located at One HealthSouth Parkway, Birmingham, Alabama 35243, and the telephone number of our principal executive offices is (205) 967-7116.

Recent Significant Events

Below is a summary of significant events that have occurred since March 2003, when we first learned of the broad governmental investigation into our public reporting and related matters. We encourage you to read this summary together with the discussions contained in this Item, “Risk Factors,” and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which highlight additional considerations about HealthSouth.

Governmental Investigations

As described more fully below, we recently settled a lawsuit brought by the United States Securities and Exchange Commission (the “SEC”) relating to our financial reporting practices prior to March 2003. Investigations by the criminal division of the United States Department of Justice (the “DOJ”) and the United States Attorney’s Office for the Northern District of Alabama are ongoing. We also were the subject of an investigation by the DOJ’s civil division regarding our participation in federal health care programs that was recently concluded, although the DOJ’s civil division continues to review certain other matters, including self-disclosures made by us to the Office of Inspector General (the “OIG”) of the United States Department of Health and Human Services (“HHS”). As reflected in the following timeline, we became aware of these investigations beginning in late 2002 and early 2003.

•	September 17, 2002—The SEC’s Division of Enforcement notified us that it was conducting an investigation of trading in our securities that occurred prior to an August 27, 2002 press release concerning the impact of new Medicare billing guidance on our expected earnings.

•	February 5, 2003—The United States District Court for the Northern District of Alabama issued a subpoena requiring us to provide various documents in connection with a criminal investigation of us and certain of our directors, officers, and employees being conducted by the United States Attorney for the Northern District of Alabama.

•	March 18, 2003—Agents from the Federal Bureau of Investigation (the “FBI”) executed a search warrant at our headquarters and were provided access to a number of financial records and other materials. The agents simultaneously served a grand jury subpoena on us on behalf of the DOJ’s criminal division. Some of our employees also received subpoenas.

•	March 19, 2003—The SEC filed a lawsuit in the United States District Court for the Northern District of Alabama against us and our then-Chairman and Chief Executive Officer, Richard M. Scrushy. The lawsuit alleges we overstated earnings by at least $1.4 billion since 1999, and that this overstatement occurred because Mr. Scrushy insisted we meet or exceed earnings expectations established by Wall Street analysts.

•	April 10, 2003—The DOJ’s civil division notified us that it was expanding its civil fraud investigation of HealthSouth (discussed in this Item, “Medicare Program Settlement”) into allegations we submitted various fraudulent Medicare cost reports.

Public disclosure of these investigations and the SEC’s lawsuit precipitated a number of events that had an immediate and substantial negative impact on our business, financial condition, results of operations, and cash flows. These events, which began within weeks of the SEC’s lawsuit, are summarized below:

•	The SEC ordered a two-day halt in trading of our securities.

•	The New York Stock Exchange (“NYSE”) delisted our common stock.

•	Our lenders froze the line of credit under our $1.25 billion credit agreement, substantially impairing our liquidity, and subsequently claimed we were in default under that agreement.

•	Our lenders instituted a payment blockage that, among other things, prohibited us from making an approximately $350 million payment due April 1, 2003 to certain bondholders.

•	Certain bondholders delivered notices of technical default.

•	A number of lawsuits were filed against us and some of our current and former employees, officers, and directors in the United States District Court for the Northern District of Alabama, generally purporting to be class actions under the federal securities laws on behalf of those who purchased our common stock and other securities during a period beginning February 25, 1998 and ending March 19, 2003.

•	Approximately 14 insurance companies, including the primary carriers for our director and officer liability policy, filed complaints against us in an attempt to rescind or deny coverage under various insurance policies.

As described more fully below, as of the filing date of this annual report:

•	We have settled with the DOJ’s civil division and other parties regarding their allegations that we submitted various fraudulent Medicare cost reports and committed certain other violations of federal health care program requirements. Although this settlement does not cover all similar claims that have been or could be brought against us, it settles the primary known claims that have been pending against us relating to our participation in federal health care programs. The DOJ’s civil division and the OIG continue to review certain other matters, including self-disclosures made by us to the OIG. For additional information about this settlement, see this Item, “Medicare Program Settlement.”

•	We have settled with the SEC regarding its allegations that we violated and/or aided and abetted violations of the antifraud, reporting, books-and-records, and internal controls provisions of the federal securities laws. For additional information about this settlement, see this Item, “SEC Settlement.”

•	We have amended our publicly traded senior notes and senior subordinated notes and cured all defaults existing prior to those amendments.

•	We have amended and restated our $1.25 billion credit agreement, thereby curing any defaults of that credit agreement existing prior to such amendment and restatement. Our amended and restated credit agreement consists of a $315 million term loan, a $250 million revolving line of credit, and $150 million in letter of credit facilities. It is secured by substantially all of HealthSouth’s assets.

•	Our stock continues to be traded on the over-the-counter “Pink Sheets” market under the symbol HLSH, although we plan to apply for listing of our stock on either the NYSE or the National Association of Securities Dealers, Inc. Automated Quotation National Market System (“NASDAQ”) once we are able to satisfy the requirements for relisting.

•	We continue to provide federal law enforcement officials and other federal investigators, including the DOJ’s civil and criminal division and the SEC, with our cooperation as they work to conclude their investigations.

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

By early April 2003, we had taken several important steps to stabilize our business and operations, obtain vital management assistance and coordinate our legal strategy, including the following:

•	We retained Alvarez & Marsal, Inc. to help stabilize our business operations and address financial and liquidity concerns.

•	We retained Skadden, Arps, Slate, Meagher & Flom LLP to serve as lead coordinating counsel with respect to corporate legal and litigation matters.

•	We established a special committee of our board of directors, consisting of all of our then-current directors other than Messrs. Scrushy and Owens, to manage the business and affairs of HealthSouth, as explained further below.

•	We dismissed Ernst & Young LLP as our independent auditor.

•	Our Special Audit Review Committee’s legal counsel engaged a forensic auditing team from PricewaterhouseCoopers LLP to assist in its investigation.

We subsequently engaged:

•	Credit Suisse First Boston to evaluate financial restructuring alternatives,

•	Joele Frank, Wilkinson Brimmer Katcher to manage our public communications,

•	Grant Thornton LLP, Callaway Partners, LLC, KPMG LLP, and American Appraisal Associates to assist in the reconstruction of our financial accounts,

•	Deloitte Consulting LLP to assist us in connection with our project management efforts with respect to our financial account reconstruction, Deloitte & Touche LLP to assist us in connection with our efforts to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and Deloitte & Touche LLP and Deloitte Consulting LLP to assist us with our efforts to improve our internal controls, and

•	PricewaterhouseCoopers LLP to replace Ernst & Young LLP as our independent auditor.

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

Of our current eleven-person board of directors, nine members were added since March 2003: Steven R. Berrard (effective January 31, 2004), Edward A. Blechschmidt (effective January 31, 2004), Jay Grinney (effective May 10, 2004), Leo I. Higdon, Jr. (effective August 17, 2004), John E. Maupin, Jr. (effective August 17, 2004), Charles M. Elson (effective September 9, 2004), Yvonne Curl (effective November 18, 2004), L. Edward Shaw Jr. (effective June 29, 2005), and Donald L. Correll (effective June 29, 2005). Jon F. Hanson joined the board of directors on September 17, 2002, after the principal events under investigation by the SEC occurred. Nine members of our current board of directors qualify as “independent directors” under our Corporate Governance Guidelines. Lee S. Hillman and Robert P. May voluntarily resigned from our board of directors effective February 18, 2005 and October 1, 2005, respectively. In addition, Joel C. Gordon retired from the board effective May 10, 2005 pursuant to our mandatory director retirement policy. See Item 10, Directors and Executive Officers of the Registrant, for more information about our directors, including the name of each independent director.

The Special Committee has overseen the formulation and implementation of our turnaround strategy. Following the events of March 2003, the Special Committee installed a crisis response and interim management team and worked closely with that team to reduce costs, stabilize operations, and negotiate with our bondholders and other creditors. The Special Committee was also instrumental in identifying and hiring key executives, including our chief executive officer, and directing our negotiations with the various parties with which we have reached settlement, including the DOJ and the SEC, which settlements are described later in this Item. The Special Committee, whose membership has changed over time along with changes to our board of directors, continues to oversee our management team and we anticipate that the business and affairs of the company will continue to be managed under the direction of the Special Committee until we are able to hold an annual meeting of our stockholders, at which point we anticipate the Special Committee will be disbanded.

Our New Management Team

Since March 2003, we have recruited a new management team of experienced professionals, including the following new members of our executive management team:

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

Corporate Governance Improvements

Since March 2003, we have revised our Corporate Governance Guidelines and charters for all five of the standing committees of our board of directors (the Audit Committee, Compensation Committee, Corporate Compliance Committee, Finance Committee, and Nominating/Corporate Governance Committee). Our revised guidelines and charters meet or exceed the requirements of the Sarbanes-Oxley Act of 2002. Our revised guidelines and charters require three-quarters of the members of our board of directors to meet the criteria for independence set forth in our new Corporate Governance Guidelines. Our new Corporate Governance Guidelines also create a new position of non-executive chairman of the board, limit the number of terms any director may serve, and impose limitations on the number of outside directorships our directors may hold. Additionally, non-management directors meet regularly, with the non-executive chairman of the board presiding at those meetings, and all transactions with related parties must receive the prior approval of our board of directors. Our revised guidelines and charters are available at our website, www.healthsouth.com. We will provide to any person, without charge, upon request, a copy of our revised guidelines and charters. Requests for a copy may be made in writing to the following address: Secretary, HealthSouth Corporation, P.O. Box 380243, Birmingham, Alabama 35238.

As discussed later in this Item, “SEC Settlement,” we have been required to retain a qualified governance consultant to perform a review of the adequacy and effectiveness of our corporate governance systems, policies, plans, and practices. That review is now complete. The consultant’s report of that review concludes, among other things, that “[t]he company’s current practices, created by the new directors and executives, meet contemporary standards of corporate governance.”

Internal Control Improvements

As discussed in Item 9A, Controls and Procedures, our new management team and advisors have determined that our financial systems and internal controls historically have been ineffective. Given the state of our internal controls, we hired a large group of accounting professionals and consultants to assist us with a substantive reconstruction of our historical accounting records so that we could prepare restated financial statements for 2001 and 2000 and initial financial statements for 2004, 2003, and 2002. In addition, we have engaged in, and are continuing to engage in, substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to substantially all areas of our financial statements and disclosures. These efforts include the following:

•	We hired a new chief executive officer, chief financial officer, chief operating officer, chief compliance officer, and general counsel, all from outside the company. We replaced the leadership in each of our operating divisions.

•	We reorganized our internal audit department. Our Senior Vice President—Internal Audit, hired in 2003, reports independently to our Audit Committee. We added approximately 20 employees to our internal audit staff and are committing substantial resources to our internal audit department on a yearly basis.

•	We reorganized and committed substantial resources to our finance, accounting, and tax departments. During 2004 and continuing into 2005, we replaced substantially all of our senior finance and accounting employees. We are continuing the process of identifying required competencies and staffing the accounting and tax departments in accordance with those required competencies. We are segregating duties to mitigate the risk of one employee being able to manipulate financial transactions or to falsify entries to or approvals of any accounting records.

•	We reorganized our corporate compliance function by hiring a chief compliance officer and expanding our corporate compliance staff. We are committing substantial financial resources to our corporate compliance department on a yearly basis. We established an executive compliance steering committee that includes all members of our executive management and appointed compliance officers for each of our operating divisions. We also strengthened regulatory compliance at the operations level by designating compliance officers and liaisons for each of our principal operating divisions and corporate departments.

•	We completed and distributed a formal disclosure controls and procedures policy and formed a Disclosure Committee made up of members of our executive management team and other employees who play a substantial role in our public disclosure process.

•	We believe that all of the preceding actions contributed significantly toward the ongoing transformation of our corporate culture into one premised on integrity, transparency, honesty, accountability, and regulatory compliance.

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

Results of Forensic Audit Review and Restatement and Reclassification of Previously Issued Consolidated Financial Statements

As mentioned above, the Special Audit Review Committee’s legal counsel retained PricewaterhouseCoopers LLP to assist in a forensic review of our historical accounting and financial reporting. Furthermore, we engaged Grant Thornton LLP, Callaway Partners, LLC, KPMG LLP, and American Appraisal Associates to assist in reconstructing our financial records.

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

The Special Audit Review Committee completed its review in May 2004 and provided a copy of the report of its findings to us on May 28, 2004. We furnished the report to the SEC in a Form 8-K on June 1, 2004. In June 2005, we completed the reconstruction of our accounting records for periods from January 1, 2000 to December 31, 2003. PricewaterhouseCoopers LLP completed its audits of our 2003 and 2002 consolidated financial statements, as well as the reaudits of our 2001 and 2000 consolidated financial statements, and its report accompanied our Form 10-K for the fiscal years ended December 31, 2003 and 2002, which we filed on June 27, 2005.

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

The documents governing certain of our indebtedness contain covenants that require us to file, on a timely basis, all reports required to be filed for periods ending on or after December 31, 2005. If we are unable to file our periodic reports on a timely basis beginning in 2006 and are unable to file the required reports within the designated cure period, and if such a technical default is treated as an “Event of Default” under those governing documents, our business, results of operations, and cash flows could be materially adversely affected.

For more information regarding our consent solicitations, see Item 4, Submission of Matters to a Vote of Security Holders, and Note 9, Long-term Debt, to our accompanying consolidated financial statements.

Amended and Restated Credit Agreement

On March 23, 2003, our line of credit was frozen under the $1.25 billion credit agreement with JPMorgan Chase Bank, which serves as administrative agent, Wachovia Bank, N.A., UBS Warburg LLC, Deutsche Bank AG, and Bank of America, N.A. On March 27, 2003, we received notice that we were in default under this agreement. We commenced negotiations with our lenders to resolve the default. On March 21, 2005, we amended and restated our credit agreement, thereby curing any defaults of the credit agreement that existed prior to such amendment and restatement. Our amended and restated credit agreement consists of a $315 million term loan, a $250 million revolving line of credit, and $150 million in letter of credit facilities. It is secured by substantially all of HealthSouth’s assets. For additional information about our amended and restated credit agreement, see Note 9, Long-term Debt, to our accompanying consolidated financial statements.

Senior Subordinated Credit Agreement

As a result of the default under our $1.25 billion credit agreement, our lenders instituted a payment blockage that prohibited us from making an approximately $350 million payment of principal and interest due to holders of our 3.25% Convertible Subordinated Debentures due April 1, 2003. On January 16, 2004, we repaid these bonds ($344 million in the aggregate) from the net proceeds of a $355 million loan arranged by Credit Suisse First Boston. This loan has an interest rate of 10.375% per annum, payable quarterly, with a 7-year maturity, callable after the third year with a premium. We also issued a warrant to the lender to purchase 10 million shares of our common stock. The warrant has a term of 10 years from the date of issuance and an exercise price of $6.50 per share. For additional information about our senior subordinated credit agreement, see Note 9, Long-term Debt, to our accompanying consolidated financial statements.

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

The proceeds of the term loans, together with cash on hand, were used to repay our $245 million 6.875% Senior Notes due June 15, 2005 and to pay fees and expenses related to the term loans. For additional information about our term loan agreement, see Note 9, Long-term Debt, to our accompanying consolidated financial statements.

Loan Waivers

Certain trends in our business, including declining revenues resulting from the 75% Rule, discussed later in this Item, acute care volume weakness, recent changes to the prospective payment system applicable to our inpatient rehabilitation facilities, and continued weakness in our surgery centers division, could make it difficult for us to meet certain financial covenants—particularly relating to debt coverage ratios—contained in our amended and restated credit agreement, senior subordinated credit agreement, and term loan agreement. Although we are in compliance with these covenants as of the filing of this annual report and believe we will be in compliance with these as of December 31, 2005, we believe that at some point in 2006, we may be in jeopardy of violating certain financial covenants. If we were to violate these covenants and were unable to obtain waivers of such violations or otherwise arrange financing with amended debt coverage ratios, our business and results of operations could be materially and adversely affected. We will, of course, continue to monitor our compliance with all of our debt covenants and, if we feel that we are likely to violate any covenant, we will seek to obtain the necessary relief.

Status of Long-Term Indebtedness and Liquidity

Our long-term debt as of December 31, 2004 is summarized in the following chart.

Source	Outstanding Debt (Face)(1)	Interest Rate(2)	2005 Annual Interest Expense (Estimated)(3)
	(in thousands)		(in thousands)
Advances under $1.25 billion revolving credit agreement(4)	$315,000	Variable	$19,390

Bonds payable—
6.875% Senior Notes due 2005(5)	245,000	6.875%	17,221
7.375% Senior Notes due 2006	180,300	7.375%	13,297
7.000% Senior Notes due 2008(6)	250,000	7.000%	17,500
8.500% Senior Notes due 2008	343,000	8.500%	29,155
10.750% Senior Subordinated Notes due 2008	319,260	10.750%	34,320
6.500% Convertible Subordinated Debentures due 2011	6,311	6.500%	410
8.375% Senior Notes due 2011(7)	347,700	8.375%	29,120
10.375% Senior Subordinated Credit Agreement due 2011	355,000	10.375%	36,831
7.625% Senior Notes due 2012(7)	908,700	7.625%	69,288
8.750% Convertible Senior Subordinated Notes due 2015(8)	11,573	8.750%	931

	2,966,844		248,073

Hospital revenue bond	1,500	Variable	23
Notes payable to banks and others	12,988	Varies	1,018
Noncompete agreements	1,930	Varies	41
Capital lease obligations	246,622	Varies	16,197

Total	$3,544,884		$284,742

(1)	Note 9, Long-term Debt, to our accompanying consolidated financial statements, presents outstanding long-term debt at its net book value, which, because of discounts or premiums, differs from the face amounts shown in this table. Letters of credit of $106 million are not included in our debt obligations.
(2)	Interest rate represents the stated interest rate, not the effective interest rate. The range of interest rates for the following categories generally varies as follows: Notes payable to banks and others (2.4% to 12.9%), Noncompete agreements (2.1% to 7.1%), and Capital lease obligations (4.0% to 14.0%). For advances under our $1.25 billion credit agreement, the 2005 annual interest expense was estimated using the 6.3% rate that was in effect on December 31, 2004.
(3)	This table does not include amortization of debt discount, amortization of loan fees, or fees for lines of credit.
(4)	In March 2005, we amended and restated this agreement. Our amended and restated credit agreement consists of a $315 million term loan, a $250 million revolving line of credit, and $150 million in letter of credit facilities. We estimated 2005 annual interest expense using the 6.5% rate that was in effect on September 30, 2005, although that rate may change.
(5)	These notes were repaid on June 15, 2005 with cash and the proceeds from a $200 million term loan agreement that matures in 2010. We estimated 2005 annual interest expense using the 8.8% interest rate that was in effect on September 30, 2005, although that rate may change.
(6)	Holders have the option to require us to repurchase these notes on January 15, 2007.
(7)	Holders have the option to require us to repurchase these notes on January 2, 2009.
(8)	We made a sinking fund payment on these notes in April 2005. The current principal balance of these notes is $10.1 million.

As of September 30, 2005, the maturity schedule for (1) the indebtedness set forth in the table above under the caption “Bonds Payable” and (2) the indebtedness related to our amended and restated credit agreement (assuming the maturity for the amended and restated credit agreement is extended to 2010), is as follows:

If all noteholders were to exercise their options to require us to repurchase their notes in 2007 and 2009, the maturity schedule would be as follows:

As of October 31, 2005, we had approximately $185 million in available cash. We also had approximately $239 million in “restricted cash,” which is cash we cannot use because of various obligations we have under lending agreements, partnership agreements, and other arrangements primarily related to our captive insurance company. For more information about our liquidity, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” Note 1, Summary of Significant Accounting Policies, Note 2, Liquidity, and Note 9, Long-term Debt, to our accompanying consolidated financial statements.

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

Pursuant to the Settlement Agreement, we agreed to make cash payments to the United States in the aggregate amount of $325 million, plus accrued interest from November 4, 2004 at an annual rate of 4.125%. The United States agreed, in turn, to pay the Relators the portion of the Settlement Amount due to the Relators pursuant to the terms of the Settlement Agreement. We made an initial payment of $75 million (plus interest) to the United States on January 3, 2005, with the remaining balance of $250 million (plus interest) to be paid in quarterly installments over three years. We made our first three quarterly payments of approximately $22.3 million (including interest) each on March 31, June 30, and September 30, 2005.

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

The Settlement Agreement also provides for the release of HealthSouth by the OIG and OWCP-DFEC, and the agreement by the OIG and OWCP-DFEC to refrain from instituting, directing, or maintaining any administrative action seeking exclusion from Medicare, Medicaid, the FECA Program, the TRICARE Program and other federal health care programs, as applicable, for the Covered Conduct. The DOJ’s civil division continues to review certain other matters, including self-disclosures made by us to the OIG.

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

Financial Consequences of the Civil DOJ Settlement and the Administrative Settlement Agreement

As described in Note 20, Medicare Program Settlement, to our accompanying consolidated financial statements, the total known cost of settlement is $347.7 million, which is comprised of the $325 million cash settlement to be paid to the United States, $19.7 million representing uncollectible amounts due arising from cost reports submitted for the fiscal years ended December 31, 2003 and prior, as well as unallowable costs in the covered cost reports, and $3 million in associated legal fees.

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

SEC Settlement

On June 6, 2005, the SEC approved a settlement (the “SEC Settlement”) with us relating to the action filed by the SEC on March 19, 2003 captioned SEC v. HealthSouth Corporation and Richard M. Scrushy, No. CV-03-J-0615-S (N.D. Ala.) (the “SEC Litigation”).

That lawsuit alleges that HealthSouth and our former Chairman and Chief Executive Officer, Richard M. Scrushy, violated and/or aided and abetted violations of the antifraud, reporting, books-and-records, and internal controls provisions of the federal securities laws. On April 3, 2003, the SEC filed an amended complaint adding additional charges against Mr. Scrushy. On May 7, 2003, the SEC Litigation was stayed pending the resolution of any criminal charges against Mr. Scrushy in connection with the alleged violations of federal securities laws. Mr. Scrushy was subsequently acquitted of the criminal charges brought in the Northern District of Alabama and, on September 7, 2005, the SEC filed a second amended complaint against Mr. Scrushy. That civil case is still pending.

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

We have retained a qualified governance consultant to perform a review of the adequacy and effectiveness of our corporate governance systems, policies, plans, and practices. That review is now complete. The consultant’s report of that review concludes, among other things, that “[t]he company’s current practices, created by the new directors and executives, meet contemporary standards of corporate governance.” The company continues to comply with the other terms of the SEC Settlement.

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

For additional information about the SEC Settlement, see Note 21, SEC Settlement, to our accompanying consolidated financial statements.

Our Business

We have spent over two years responding to the various legal, financial, and operational challenges summarized above. We are now in the first year of a multi-year turnaround plan. We are primarily focused on continuing to evaluate our business, the broader health care market, and the specific geographic markets we serve, with the goal of repositioning HealthSouth as a leading provider of post-acute care and select ambulatory services. To this end, we are planning to expand the post-acute care services provided at or complementary to our inpatient facilities, such as long-term acute care, skilled nursing, and home health services. In addition, we plan to reposition the focus of our outpatient facilities (surgery, outpatient rehabilitation, and diagnostic) into key markets, and look for expansion and growth opportunities in those markets. We also have received inquiries from parties interested in acquiring our diagnostic division. As we continue to develop our strategic plan, we will evaluate the role of each division, including the diagnostic division, in that plan. Even if consistent with our strategic plan, an important consideration in our decision to divest any material asset from our portfolio would be whether the transaction would help to deleverage the company.

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

We currently provide various patient care services through four primary operating divisions and certain other services through a fifth operating division, which together correspond to our five reporting segments. Although we have no current plans to change our operating divisions, we are continually evaluating and looking to optimize our operational structure and the mix of services we provide, which may lead to future changes in our operating divisions. Our consolidated net operating revenues were $3.8 billion for the fiscal year ended December 31, 2004. We had a diversified payor mix across all our reporting segments, with Medicare representing the highest percentage of revenues.

For additional information regarding our business segments and related information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Segment Results of Operations,” and Note 23, Segment Reporting, to our accompanying consolidated financial statements.

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

As of December 31, 2004, our inpatient division operated 94 freestanding IRFs (65 of which are wholly owned and 29 of which are jointly owned), 1 wholly owned acute care hospital where we ceased providing acute care services in favor of inpatient rehabilitation services, and 3 satellite facilities with inpatient beds. As of December 31, 2004, we operated 9 LTCHs (8 of which are wholly owned and 1 of which is jointly owned), 7 of which are freestanding and 2 of which are hospital-within-hospital facilities. We also operated 2 satellite facilities with LTCH beds. One of our LTCHs was not certified as an LTCH by CMS until April 2005, although it received patients in 2004 and was reimbursed by Medicare as an acute care hospital. As of December 31, 2004, our inpatient division also provided outpatient services through 152 facilities (128 of which are wholly owned and 24 of which are jointly owned) located within our IRFs or in satellite facilities near our IRFs. In addition to facilities in which we have an ownership interest, our inpatient division operated 13 inpatient facilities, 11 outpatient facilities, and 2 gamma knives through management contracts as of December 31, 2004.

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

Our inpatient division’s payor mix is weighted toward government-funded sources, including Medicare. For the years ended December 31, 2004, 2003, and 2002, Medicare represented 70.2%, 70.6%, and 64.0%, respectively, of the inpatient division’s net operating revenues, which totaled $2.0 billion, $2.0 billion, and $1.9 billion, respectively.

On May 7, 2004, CMS issued a final rule that stipulates revised Medicare classification criteria that a facility is required to meet to be considered an IRF by Medicare. This is known as the “75% Rule.” The 75% Rule, as revised, generally provides that to be considered an IRF, and to receive reimbursement for services under the IRF-PPS methodology, 75% of a facility’s total patient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions. As a practical matter, this means that to maintain our current level of revenue from our IRFs we will need to reduce the number of non-qualifying patients treated at our IRFs and replace them with qualifying patients, establish other sources of revenues at our IRFs, or both. The 75% Rule is being phased in over a three-year period that began on July 1, 2004. Thus, full compliance will be required for cost reporting periods beginning on or after July 1, 2007.

Our inpatient division has begun to reduce or refocus admissions at most locations to ensure our continued compliance with the phase-in schedule for the 75% Rule. As discussed in greater detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we project this reduction in census, unless mitigated, will have a materially adverse impact on our inpatient division’s financial position, operating results, and cash flows. To reduce the negative impact on our inpatient division’s revenues, we are implementing the following mitigation strategies:

•	Refocus Marketing. The 75% Rule reduces the number of patients seeking treatment for orthopedic and other diagnostic conditions that we can accept at our IRFs. Consequently, we are focusing our marketing efforts on neurologists, neurosurgeons, and internists who can refer patients that require treatment for one of the 13 designated medical conditions identified by the 75% Rule, such as spinal cord injury, brain injury, and various neurological disorders.

•	Broaden Services. To make up for a potentially reduced inpatient rehabilitation patient census, we are increasing the number of other post-acute care services performed at or complementary to our IRFs, such as long-term acute care, skilled nursing, and home health services.

•	Reduce Costs. We are aggressively reducing our costs in proportion to patient census decline at our IRFs.

•	Enhance Coding Accuracy. During the phase-in period, patients with primary diagnoses that do not meet one of the 13 designated medical conditions under the 75% Rule can still qualify if they have certain related conditions. We are therefore working to enhance our coding accuracy to ensure that we are capturing all qualifying related conditions.

In addition to the specific mitigation strategies discussed above, we are participating with the rest of the industry to help educate various governmental agencies and policy makers about the efficacy of inpatient rehabilitative care in an attempt to modify the requirements of the 75% Rule. Because we receive a significant percentage of our revenues from our inpatient division, and because our inpatient division receives a significant percentage of its revenues from Medicare, our inability to achieve continued compliance with or mitigate the 75% Rule could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition to the significant volume volatility created by the 75% Rule, our inpatient division is facing lower unit pricing as a result of recent IRF-PPS changes, which are discussed later in this Item, “Sources of Revenues.” These two factors have combined to create a very challenging operating environment for us.

Surgery Centers

We operate one of the largest networks of ambulatory surgery centers (“ASCs”) in the United States. As of December 31, 2004, our surgery centers division provided ambulatory surgery services through 177 freestanding ASCs and 3 surgical hospitals in 36 states, with a concentration of centers in California, Texas, Florida, North Carolina, and Pennsylvania.

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

A critical component of this division’s performance depends upon our ability to periodically provide physicians who use our ASCs with the opportunity to purchase ownership interests in our ASCs. This so-called “resyndication” of ownership interests is important because it enables us to increase the ownership participation of physicians who use our ASCs as well as attract new physicians to our ASCs. Attracting new physician investors who intend to maintain an active practice promotes, we believe, partnership interest in and support for continuing investments in necessary facility improvements as well as a general focus on quality. Our ability to resyndicate ASC ownership interests has been limited to date because, until recently, we have not been able to produce reliable financial statements. Since July 2004, we have commenced resyndications of 35 ASCs and have restructured two other ASCs. We anticipate we will commence another 10 to 12 resyndications in the remaining month of 2005. We have assembled a dedicated team of accountants, attorneys, and other specialists to expedite this effort.

Our surgery centers division has a diversified payor mix with managed care and other discount plans representing the highest percentage. For the years ended December 31, 2004, 2003, and 2002, managed care and other discount plans represented 55.2%, 51.6%, and 52.7%, respectively, of the division’s net operating revenues, which totaled $852.8 million, $909.3 million, and $912.8 million respectively.

The ASC market continues to grow, due in part to improved anesthesia, new instrumentation, payor pressure to reduce costs, and other factors. Because the market is highly fragmented, however, it is highly competitive. We plan to combat this competition (1) by increasing our concentration in specific markets, (2) by leveraging the size of our network to realize improved operating efficiencies, increased marketing opportunities, and better payor contracting, and (3) by using technology such as standardized e-coding to improve division performance.

Outpatient

We are one of the largest operators of outpatient rehabilitation facilities in the United States. As of December 31, 2004, our outpatient division provided outpatient therapy through 765 HealthSouth facilities (706 of which are wholly owned and 59 of which are jointly owned) and 39 facilities managed under contract by us. These facilities are located in 44 states, with a concentration of centers in Florida, Texas, New Jersey, and Missouri.

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

Our outpatient division has a diversified payor mix with managed care and other discount plans representing the highest percentage. For the years ended December 31, 2004, 2003, and 2002, managed care and other discount plans represented 47.6%, 45.3%, and 43.5%, respectively, of the division’s net operating revenues, which totaled $487.2 million, $577.5 million, and $653.3 million, respectively.

Diagnostic

We are one of the largest operators of freestanding diagnostic imaging centers in the United States. As of December 31, 2004, our diagnostic division operated 96 diagnostic centers (80 of which are wholly owned and 16 of which are jointly owned) in 26 states and the District of Columbia, with a concentration of centers in Texas, Washington, D.C., Alabama, Georgia, and Florida. Our diagnostic centers provide outpatient diagnostic imaging services, including MRI services, CT services, X-ray services, ultrasound services, mammography services, nuclear medicine services, and fluoroscopy. We do not provide all services at all sites, although approximately 75% of our diagnostic centers are multi-modality centers offering multiple types of service.

Our diagnostic centers provide outpatient diagnostic procedures performed by experienced radiological technologists. After the diagnostic procedure is completed, the images are reviewed by radiologists who have contracted with us. Those radiologists prepare an interpretation which is then delivered to the referring physician.

Our diagnostic division has a diversified payor mix with managed care and other discount plans representing the highest percentage. For the years ended December 31, 2004, 2003, and 2002, managed care and other discount plans represented 60.5%, 65.6%, and 59.2%, respectively, of the division’s net operating revenues, which totaled $242.6 million, $270.3 million, and $294.0 million, respectively.

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

Corporate and Other

This division comprises all revenue producing activities that do not fall within one of the four operating divisions discussed above, including our medical centers, other patient care services, and certain non-patient care services.

•	Medical Centers. As previously stated, we are primarily focused on repositioning HealthSouth as a leading provider of post acute care and select ambulatory services. Consequently, our future business plans do not include owning acute care facilities, and we plan to exit that business as soon as feasible. In 2001, we operated five acute care hospitals, four of which we owned and one of which we operated under a management contract. Between 2001 and December 31, 2004, we sold two hospitals, shut down the hospital we previously operated under a management contract (we took ownership of that hospital in 2002), and ceased providing acute care services at one hospital in favor of inpatient rehabilitation services. On July 20, 2005, we executed an asset purchase agreement with The Board of Trustees of the University of Alabama (the “University of Alabama”) for the sale of the real property, furniture, fixtures, equipment and certain related assets associated with our only remaining operating acute care hospital, which has 219 licensed beds and is located in Birmingham, Alabama. This agreement provides that the sale of this hospital (as well as the subsequent sale of our interest in a joint venture with the University of Alabama for a Gamma Knife) will close after the satisfaction of certain conditions to closing, including, without limitation, specified regulatory approvals. The earliest time frame for the completion of these regulatory approvals is the first quarter of 2006, and there are no guarantees that such regulatory approvals will be obtained before the termination of the purchase agreement. Simultaneously with the execution of the purchase agreement, we executed an agreement with an affiliate of the University of Alabama whereby this entity currently provides certain management services to our acute care hospital in Birmingham. In addition, we continue to seek a buyer for our Digital Hospital, which is currently under construction in Birmingham, Alabama. As of December 31, 2004, we had invested $190 million in the Digital Hospital project and estimate it will require an additional $200 million to complete. We have not signed a definitive agreement with respect to the Digital Hospital, and there can be no assurance any sale will take place. See Note 6, Property and Equipment, to our accompanying consolidated financial statements, for a discussion of the impairment charge we recognized in 2004 relating to the Digital Hospital.

•	Other Patient Care Services. In some markets we provide other limited patient care services, including operation of a gamma knife radiosurgery center and physician management services. The gamma knife treats conditions such as benign and malignant brain tumors, without any incision or physical entry into the brain. We evaluate market opportunities on a case-by-case basis in determining whether to provide additional services of these types. We may provide these services as a complement to our facility-based businesses or as stand-alone businesses.

•	Non-Patient Care Services. We also provide certain services that do not involve the provision of patient care, including the operation of the conference center located at our corporate campus, operation of medical office buildings, various corporate marketing activities, our clinical research activities, and other services that are generally intended to complement our patient care activities.

•	Corporate Functions. All our corporate departments and related overhead are contained within this division. These departments, which include among others accounting, communications, compliance, human resources, information technology, internal audit, legal, payor strategies, reimbursement, tax, and treasury, provide support functions to our operating divisions.

For the years ended December 31, 2004, 2003, and 2002, respectively, the division’s net operating revenues totaled $238.0 million, $227.8 million, and $215.4 million, respectively.

Operational Agenda

We have established a multi-year operational agenda that is divided into the following focus areas:

Revenue. Our current strategy is to grow our revenues by expanding the post-acute care services provided at or complementary to our inpatient facilities, such as long-term acute care, skilled nursing, and home health services. We also plan to reposition the focus of our outpatient facilities (surgery, outpatient rehabilitation, and diagnostic) into key markets, and look for expansion and growth opportunities in those markets. In addition, we hope to mitigate the impact of the 75% Rule using a combination of the four mitigation strategies discussed in this Item, “Our Business—Inpatient.” We are also considering ways to increase revenues through improved managed care contract modeling and consolidated sales and marketing efforts.

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

Infrastructure. We have invested significant resources to evaluate and improve our financial, reporting, and compliance infrastructure, and will continue to invest heavily in our infrastructure throughout this turnaround period. Although our infrastructure needs improvement in many areas, we are specifically focused on implementing required internal controls (e.g., compliance with Section 404 of the Sarbanes-Oxley Act of 2002), enhancing our financial infrastructure (e.g., improving financial and operational reporting and establishing a formal capital expenditure process and formal budget process), enhancing our management reporting capabilities (e.g., standardizing our monthly reporting and analysis, standardizing our financial projections, and implementing a faster month-end close), developing regulatory compliance programs, enhancing our information systems (e.g. upgrading our patient accounting systems), and implementing an information technology strategic plan.

Quality. We are working to enhance strong quality assurance programs within our facilities and divisions. We plan to supplement these programs by improving a robust company-wide quality agenda that will include standardized division-specific quality metrics and improved clinical information through the use of technology.

People. We have replaced our executive management team and a number of other management personnel, and we plan to continue investing in recruiting new employees. We are also looking at ways to increase retention and employee development, as well as overall employee relations, and we have developed a human resources strategic plan. Our goal is to build a culture of integrity, transparency, diversity, and excellence, while simplifying and flattening our organizational structure.

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

Other Competition

In some states where we operate, the construction or expansion of facilities, the acquisition of existing facilities, or the introduction of new beds or services may be subject to review by and prior approval of state regulatory agencies under a “Certificate of Need” program. Certificate of Need laws often require the reviewing agency to determine the public need for additional or expanded health care facilities and services. Certificate of Need programs generally require approvals for capital expenditures involving IRFs, LTCHs, acute care hospitals, and ASCs if such capital expenditures exceed certain thresholds. We potentially face competition any time we initiate a Certificate of Need project or seek to acquire an existing facility or Certificate of Need. This competition may arise either from competing national or regional companies or from local hospitals or other providers which file competing applications or oppose the proposed Certificate of Need project. The necessity for these approvals serves as a barrier to entry and has the potential to limit competition. We have generally been successful in obtaining Certificates of Need or similar approvals when required, although there can be no assurance that we will achieve similar success in the future.

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

	Year Ended December 31,
Source	2004	2003	2002
Medicare	45.0%	42.8%	38.0%
Medicaid	2.3%	2.1%	2.4%
Workers’ compensation	8.1%	9.4%	10.7%
Managed care and other discount plans	31.2%	31.3%	33.1%
Patients	2.8%	2.4%	2.2%
Other third-party payors	5.4%	6.7%	8.4%
Other income	5.2%	5.3%	5.2%

	100.0%	100.0%	100.0%

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

On August 12, 2005, CMS published its final rule for fiscal year 2006 PPS payments. Acute care hospitals that report selected quality data will receive a 3.7% increase in payment rates under the inpatient PPS. Acute care hospitals that do not participate in the quality reporting initiative will receive only a 3.3% increase in payments. The rule also reduces the outlier threshold used to pay high cost cases. Additionally, the final rule revised certain cardiovascular surgery DRGs to differentiate cardiac surgery patients based on whether they have a “major cardiovascular condition.” The final rule expands the number of DRGs that are subject to the post-acute transfer policy in order to reduce payment to acute care hospitals when the patient is transferred to a post-acute care setting prior to a predetermined length of stay. This transfer policy will apply to 182 DRGs. This transfer policy will have a direct impact on acute care hospital payments. In addition, the transfer policy may indirectly affect our IRFs by changing the timing of when patients are referred to our IRFs. At this time, we have not determined whether the transfer policy will have a material adverse effect on Medicare reimbursement in our hospitals.

Inpatient Rehabilitation and the 75% Rule. Historically, freestanding and hospital-based IRF units received cost-based reimbursement from Medicare under an exemption from the acute care PPS. The Balanced Budget Act of 1997 and its implementing regulations replaced the traditional IRF cost-based methodology, however, with a PPS system that recognizes 21 “Rehabilitation Impairment Categories.” This IRF-PPS became effective on January 1, 2002.

To qualify as an IRF under Medicare, a facility must show that 75% of the facility’s patient population requires “intensive rehabilitation services” that fall into a specified list of conditions. Currently, the “75% Rule” lists 13 conditions:

•	stroke

•	spinal cord injury

•	congenital deformity

•	amputation

•	major multiple trauma

•	fracture of the femur (hip fracture)

•	brain injury

•	neurological disorders

•	burns

•	active, polyarthricular rheumatoid arthritis, psoriatic arthritis, and seronegative arthropathies

•	systemic vasculidities with joint inflammation

•	severe/advanced osteoarthritis involving two or more major weight-bearing joints (not counting joints with a prosthesis) with joint deformity, substantial loss of range of motion, and atrophy of muscles surrounding the joint

•	knee or hip joint replacement, with at least one of three specific circumstances

CMS established a phase-in period for compliance with the 75% Rule, as follows:

Cost Reporting Period	Minimum Qualifying Patient Mix	Comorbidities Apply (Y/N)(1)	Patient Mix Affected
July 1, 2004—June 30, 2005	50%	Y	Medicare and Total
July 1, 2005—June 30, 2006	60%	Y	Medicare and Total
July 1, 2006—June 30, 2007	65%	Y	Medicare and Total
July 1, 2007 and Thereafter	75%	N	Total

(1)	Patients with certain comorbidities (additional health conditions) may count towards the minimum patient mix established by the 75% Rule during the phase-in period.

Any IRF that fails to meet the requirements of the 75% Rule is subject to reclassification as an acute care hospital. The effect of such reclassification would be to revert Medicare IRF-PPS payment rates to lower acute care payment rates (assuming that state certificate of need and licensing rules permit the use of the beds for acute care services). Our inpatient division has begun to reduce or refocus admissions at most locations to ensure continued compliance with the phase-in schedule for the 75% Rule. We estimate that the 75% Rule will have a material adverse impact on our inpatient division’s revenues. For additional information about the estimated impact of the 75% Rule, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. As discussed in this Item, “Our Business—Inpatient,” we have begun to implement a strategy to mitigate the impact of the 75% Rule on our revenues.

Because we receive a significant percentage of our revenues from our inpatient division, and because our inpatient division receives a significant percentage of its revenues from Medicare, our inability to achieve continued compliance with or mitigate the 75% Rule could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

In November 2005, the United States Senate approved budget reconciliation legislation that included a provision that would maintain the minimum threshold for compliance with the 75% Rule at 50% for two additional years. Also in November 2005, the United States House of Representatives approved its own budget reconciliation legislation that did not address the 75% Rule. A conference committee is expected to be appointed to address differences between the House and Senate versions. If the Senate version is enacted by Congress and signed by the President, this legislation would mitigate the impact of the 75% Rule over this period.

Effective October 1, 2005, CMS made changes to DRGs for hospital payments. Of greatest potential significance to us is the changed status of 182 DRGs so they cover post-acute-care transfers. As a result of the change, the discharge of a patient being treated under one of these DRGs to a post acute facility may be treated as a transfer. Such transfer results in the acute care facility and the post acute facility sharing a single payment. At this time we have not determined if this change will have a material adverse effect on Medicare reimbursements in our rehabilitation facilities.

We continue our efforts to temper the negative effects of the 75% Rule, including our support of Congressional proposals to delay scheduled increases in minimum compliance thresholds. Although the 75% Rule presents one of our primary operating risks, other coverage policies can affect our operations. For example, Medicare providers like us can be negatively affected by the adoption of coverage policies, either at the national or local level, that determine whether an item or service is covered and under what clinical circumstances it is considered to be reasonable, necessary, and appropriate. In the absence of a national coverage determination, local Medicare fiscal intermediaries may specify more restrictive criteria than otherwise would apply nationally. For instance, Cahaba Government Benefit Administrators, the fiscal intermediary for many of our inpatient division facilities, has issued a local coverage determination setting forth very detailed criteria it proposes to use in determining the medical appropriateness of services provided by IRFs. Other Medicare fiscal intermediaries have implemented similar local coverage rules. We cannot predict how these local coverage rules will affect us.

On August 15, 2005, CMS published a final rule, as amended by the subsequent correction notice published on September 30, 2005, that updates the IRF-PPS for the federal fiscal year 2006 (which covers discharges occurring on or after October 1, 2005 and on or before September 30, 2006). Although the final rule increases market basket payments by 3.6%, it makes several other adjustments that we estimate will result in a net reduction in reimbursement to us. For example, the final rule (1) reduces the standard payment rates by 1.9%, (2) implements changes to Case-Mix Groups, comorbidity tiers, and relative weights, (3) updates the formula for the low income patient payment adjustment, (4) adopts the new geographic labor market area definitions based on the definitions created by the Office of Management and Budget known as Core-Based Statistical Areas, (5) implements new and revised payment adjustments on a budget-neutral basis, (6) implements a new indirect medical education teaching adjustment, and (7) incorporates several other modifications to Medicare reimbursement for IRFs. Although CMS predicted that overall payments to IRFs nationwide would increase by 3.4%, we estimate that the revised IRF-PPS will reduce Medicare reimbursement to our IRFs by 3.5% to 4%, primarily owing to the changes to Case-Mix Groups, comorbidity tiers, and relative weights. We estimate this net impact on reimbursement will reduce our inpatient division’s net revenues by approximately $10 million during the fourth quarter of 2005 and approximately $40 million on an annualized basis. These estimates do not take into account potential changes in our case-mix resulting from our compliance with the 75% Rule, which could have the effect of increasing the acuity of our case-mix and therefore reducing the overall net impact of the IRF-PPS changes.

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

On May 6, 2005, CMS published a final rule regarding LTCH-PPS rate updates and policy changes effective for discharges on or after July 1, 2005. The final rule increases LTCH-PPS standard payment rates by 3.4% and adopts revised labor market area definitions based on the Core-Based Statistical Areas designated by the Office of Management and Budget using 2000 census data. The final rule also lowers the eligibility threshold for hospitals to qualify for outlier payments. On August 12, 2005, CMS published its final rule establishing the fiscal year 2006 acute care PPS that will impact LTCH relative weights and LTC-DRG assignments for the period October 1, 2005 through September 30, 2006. This final rule will reduce total Medicare payments to us as a result of the impact of the relative weight calculations on our LTCH reimbursement. We estimate that both final rule revisions will cause a reduction in inpatient division revenues of approximately $2.5 million for the period affected.

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

On May 4, 2005, CMS published an interim final rule updating the list of approved surgical procedures. The interim final rule, which became effective on July 1, 2005, deletes five approved procedures and adds 65 new procedures to the list of approved surgical procedures. Other significant changes in ASC reimbursement are presently being contemplated.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) froze Medicare payment rates for ASCs beginning in April 2004 through 2009 and directed HHS to implement a new payment system by 2008. For 2004, ASCs were subject to a 1% Medicare rate reduction, which dropped payment levels to roughly the 2002 rates. The MMA also required HHS to take into account a GAO study of ASCs to be completed by December 31, 2004. That study, which has not yet been completed, will examine the costs of providing the same service in the centers versus hospital outpatient departments, the accuracy of ASC payment levels and whether the outpatient prospective payment system would be a good basis for a new ASC payment system. Both the Medicare Payment Advisory Commission (“Med PAC”) and the OIG are recommending greater parity of payments for services performed in hospital outpatient departments (“HOPDs”) and those performed in ASCs. Such parity would likely result in lower payments for certain procedures that receive higher reimbursement in ASCs than in a HOPD, but could result in higher reimbursement for those services currently priced lower in ASCs than in HOPDs. Although Congressional action is required before ASC payment levels could actually be adjusted, further reductions in ASC Medicare reimbursement are possible. Any significant reductions in Medicare reimbursement could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Outpatient Rehabilitation. Our outpatient rehabilitation facilities are certified by Medicare and reimbursed by Medicare on an adjusted fee schedule basis. Under this basis, facilities receive a fixed fee per reimbursable procedure performed. This fee is adjusted by the geographical area in which the facility is located. The Balanced Budget Act of 1997 changed the reimbursement methodology for Medicare Part B therapy services from cost based to fee screen payments. It also established two types of annual per-beneficiary limitations on outpatient therapy services: (1) a $1,500 cap for all outpatient therapy services and speech language pathology services; and (2) a $1,500 cap for all outpatient occupational therapy services. Both of these amounts were indexed for inflation. Subsequent legislation suspended implementation of these caps through 2002. CMS began enforcing the therapy caps on September 1, 2003 (the inflation-adjusted amounts for 2003 were $1,590). The MMA suspended application of the therapy cap from the date of enactment (December 8, 2003) through calendar year 2005. Unless Congress extends this moratorium, the limits will apply in 2006. The dollar amount caps for 2006 will depend on the Medicare Economic Index. The Senate approved legislation in November 2005 that, if passed, will extend the moratorium on therapy caps until January 1, 2007. The therapy caps do not apply to therapy services provided in acute care hospital outpatient departments or outpatient departments of IRFs. At this time, we are currently working to quantify the impact of this legislation on our business, financial condition, results of operations, and cash flows.

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

On November 21, 2005, CMS issued a final Physician Fee Schedule rule that reduces payment for the technical component of subsequent diagnostic imaging procedures performed in the same session on contiguous body areas. This reduction will be phased in over two years with a 25% reduction for the 2006 calendar year and a 50% reduction for the 2007 calendar year. Certain diagnostic tests conducted in IDTFs require multiple imaging procedures. Accordingly, this reduction could result in a significant reduction in IDTF Medicare reimbursement and may negatively affect our diagnostic division.

Hospital Outpatient Surgical Services. The Balanced Budget Act of 1997 authorized CMS to implement the Hospital Outpatient Prospective Payment System (“OPPS”) on July 1, 2000, for certain hospital outpatient services, which excludes diagnostic laboratory services, ambulance services, orthotics, prosthetics, chronic dialysis, screening mammographies, and outpatient rehabilitation services. OPPS payments are based on procedures and common procedure codes grouped by Ambulatory Payment Classifications (“APCs”). Our three surgical hospitals, which provide mostly outpatient surgical services, as well as our acute care hospital located in Birmingham, Alabama, are paid under the OPPS for outpatient surgical services.

On November 15, 2004, CMS published the 2005 OPPS final rule. The rule affects Medicare outpatient services furnished on or after January 1, 2005. The rate adjustments to the OPPS will mainly affect the Birmingham Medical Center, and our three surgical hospitals. The changes are expected to increase Medicare outpatient net revenues for these facilities.

On November 10, 2005, CMS published a final rule to update OPPS payment rates for calendar year 2006. CMS projects that the update will increase OPPS payments by 2.2% after taking into account changes in drug reimbursement. At this time, we are unable to quantify the impact this legislation will have on our business.

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

Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts determined to be ultimately due HealthSouth under these reimbursement programs. These audits are used for determining if any under- or over-payments were made to these programs and to set payment levels for future years.

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

In addition, facilities must be “certified” by CMS to participate in the Medicare program and generally must be certified by Medicaid state agencies to participate in Medicaid programs. All of our inpatient facilities participate in (or are awaiting the assignment of a provider number to participate in) the Medicare program. As of December 31, 2004, approximately 88% of our outpatient therapy facilities (including outpatient rehabilitation facilities and other outpatient facilities) currently participate in, or are awaiting the assignment of a provider number to participate in, Medicare programs. Substantially all of our ASCs and diagnostic centers are certified (or are awaiting certification) under the Medicare program. Our Medicare-certified facilities undergo periodic on-site surveys in order to maintain their certification.

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

Corporate Integrity Agreement

As described in this Item, “Medicare Program Settlement,” we entered into a new corporate integrity agreement (“CIA”) in December 2004, which is effective for five years beginning January 1, 2005. Failure to meet our obligations under our CIA could result in stipulated financial penalties. Failure to comply with material terms, however, could lead to exclusion from further participation in federal health care programs, including Medicare and Medicaid, which currently account for a substantial portion of our revenues. See Note 20, Medicare Program Settlement, in the accompanying consolidated financial statements for a description of the accounting treatment of the settlement relating to this CIA. On April 28, 2005, we submitted an implementation report to the OIG stating that we had, within the 90-day time frame, materially complied with the initial requirements of this new CIA.

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

The OIG closely scrutinizes health care joint ventures involving physicians and other referral sources for compliance with the Anti-Kickback Law. In 1989, the OIG published a Fraud Alert that outlined questionable features of “suspect” joint ventures, and has continued to rely on such Fraud Alert in later pronouncements. We currently operate some of our rehabilitation hospitals and outpatient rehabilitation facilities as general partnerships, limited partnerships, or limited liability companies (collectively, “partnerships”) with third-party investors, including other institutional health care providers but also including, in a number of cases, physician investors. Some of these partners may be deemed to be in a position to make or influence referrals to our facilities. Those partnerships that are providers of services under the Medicare program, and their owners, are subject to the Anti-Kickback Law. A number of the relationships we have established with physicians and other health care providers do not fit within any of the Safe Harbors. The 1991 Safe Harbor Rules do not expand the scope of activities that the Anti-Kickback Law prohibits, nor do they provide that failure to fall within a Safe Harbor constitutes a violation of the Anti-Kickback Law; however, the OIG has indicated that failure to fall within a Safe Harbor may subject an arrangement to increased scrutiny. While we do not believe that our rehabilitation facility partnerships engage in activities that violate the Anti-Kickback Law, there can be no assurance that such violations may not be asserted in the future, nor can there be any assurance that our defense against any such assertion would be successful.

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

Because we invest in each partnership that owns an ASC and often provide management and other services to the ASC, our arrangements with physician investors do not fit within the terms of the ASC Safe Harbors. In addition, because we do not control the medical practices of our physician investors or control where they perform surgical procedures, in some of our ASCs, the quantitative tests described above have not been met and/or will not be met in the future, and that certain other conditions of the ASC Safe Harbors have not been or will not be satisfied. We cannot ensure that all physician-investors will perform, or have performed, one-third of their procedures at the ASC or have informed or will inform their referred patients of their investment interests. Accordingly, there can be no assurance that the ownership interests in some of our ASCs will not be challenged under the Anti-Kickback Law.

Some of our diagnostic centers are also owned or operated by partnerships that include radiologists as partners. While those ownership interests are not directly covered by the Safe Harbor Rules, we do not believe that the structure of such arrangements violate the Anti-Kickback Law because radiologists are typically not in a position to make referrals to diagnostic centers. In addition, our mobile lithotripsy operations are conducted by partnerships in which urologists are limited partners. Because such urologists are in a position to, and do, perform lithotripsy procedures utilizing our lithotripsy equipment, we believe that the same analysis underlying the ASC Safe Harbor should apply to ownership interests in lithotripsy equipment held by urologists. There can be no assurance, however, that the Anti-Kickback Law will not be interpreted in a manner contrary to our beliefs with respect to diagnostic and lithotripsy services.

We have entered into agreements to manage many of our facilities that are owned by partnerships in which physicians have invested. A number of these agreements incorporate a percentage-based management fee. Although there is a safe harbor for personal services and management contracts, this safe harbor requires, among other things, that the aggregate compensation paid to the manager over the term of the agreement be set in advance. Because our management fee may be based on a percentage of revenues, the fee arrangement may not meet this requirement. However, we believe that our management arrangements satisfy the other requirements of the safe harbor for personal services and management contracts and that they comply with the Anti-Kickback Law. The OIG has taken the position that percentage-based management agreements are not protected by a safe harbor, and consequently, may violate the Anti-Kickback Law. On April 15, 1998, the OIG issued Advisory Opinion 98-4 which reiterates this proposition. This opinion focused on areas the OIG considers problematic in a physician practice management context, including financial incentives to increase patient referrals, no safeguards against overutilization and incentives to increase the risk of abusive billing. The opinion reiterated that proof of intent to violate the Anti-Kickback Law is the central focus of the OIG. We have implemented programs designed to safeguard against overbilling and otherwise achieve compliance with the Anti-Kickback Law and other laws, but we cannot assure you that the OIG would find our compliance programs to be adequate.

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

Our lithotripsy units frequently operate on hospital campuses, and it is possible to conclude that such services are “inpatient and outpatient hospital services”—a category of designated health services under Stark II. CMS had indicated that lithotripsy services provided at a hospital would constitute “inpatient and outpatient hospital services” and thus would be subject to Stark II. However, a federal court decision does not support this interpretation. On January 3, 2003, CMS withdrew its appeal of Judge Henry Kennedy’s decision in American Lithotripsy Society and Urology Society of America v. Thompson, made in the Federal District Court for the District of Columbia. The Court of Appeals accepted the withdrawal, and, accordingly, the District Court decision is final. This order permanently enjoined CMS from implementing and enforcing its Stark II regulation declaring lithotripsy a “designated health service.” However, according to CMS, even if lithotripsy provided under arrangement with a hospital is not a designated health service, this arrangement would result in an “indirect compensation relationship” between the urologist and the hospital with which the lithotripsy entity has an arrangement. Under that theory, referrals by the physician for designated health service other than lithotripsy (e.g. radiology, radiation oncology, etc.) are still prohibited unless the lithotripsy facility/hospital arrangement meets a Stark II exception. If Congress passes revised legislation on this topic, CMS adopts additional regulations or is otherwise successful in re-asserting its position on lithotripsy services and Stark, we would be forced to restructure many of our relationships for lithotripsy services at substantial cost.

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

CMS continued to accept electronic claims for payment even if such claims were not HIPAA compliant. However, on August 4, 2005, CMS announced that, effective October 1, 2005, it will no longer process non-HIPAA compliant electronic fee-for-service Medicare claims submitted for payment. CMS indicated that it will also end the contingency plan for other electronic healthcare transactions in the near future.

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

Patient Safety and Quality Improvement Act of 2005

On July 29, 2005, the President signed the Patient Safety and Quality Improvement Act of 2005 which has the goal of reducing medical errors and increasing patient safety. This legislation establishes a confidential reporting structure in which providers can voluntarily report “Patient Safety Work Product” (“PSWP”) to “Patient Safety Organizations.” Under the system, PSWP is made privileged, confidential, and legally protected from disclosure. PSWP does not include medical, discharge, or billing records or any other original patient or provider records but does include information gathered specifically in connection with the reporting of medical errors and improving patient safety. This legislation does not preempt state or federal mandatory disclosure laws concerning information that does not constitute PSWP. Patient Safety Organizations will be certified by the Secretary of the Department of Health and Human Services for three year periods after the Secretary develops applicable certification criteria. Patient Safety Organizations will analyze PSWP, provide feedback to providers and may report non-identifiable PSWP to a database. In addition, these organizations are expected to generate patient safety improvement strategies. We are presently evaluating our participation in this voluntary reporting process.

Risk Management and Insurance

We insure a substantial portion of our professional, general liability, and workers’ compensation risks through a self-insured retention program implemented through HCS, Ltd., which is our wholly-owned offshore captive insurance subsidiary. HCS provides our first layer of insurance coverage for professional and general liability risks (up to $6 million per claim and $60 million in the aggregate per year) and workers’ compensation claims (between $250,000 and $1 million per claim, depending upon the state). We maintain professional and general liability insurance with unrelated commercial carriers for losses in excess of amounts insured by HCS. HealthSouth and HCS maintained reserves for professional, general liability, and workers’ compensation risks that totaled $187.1 million, net of insurance recoverables, at December 31, 2004. Management considers such reserves, which are based on actuarially determined estimates, to be adequate for those liability risks. However, there can be no assurance that the ultimate liability will not exceed management’s estimates.

We also maintain directors and officers, property, and other typical insurance coverages with unrelated commercial carriers. Our director and officer liability insurance coverage for our current officers and directors is in the amount of $200 million, which includes $50 million in coverage for individual directors and officers in circumstances where we are legally or financially unable to indemnify these individuals. Examples of a company’s inability to indemnify would include derivative suits, bankruptcy/financial restraints, and claims that are against public policy. Of the $200 million coverage, we have a self-insured retention of $10 million for claims against us.

In addition to the standard industry exclusions, our director and officer liability policy also includes exclusions of coverage for (1) our former Chairman and Chief Executive Officer, Richard M. Scrushy, and our former Chief Financial Officer, William T. Owens and (2) a prior acts exclusion and a pending and prior litigation exclusion as of July 31, 2003. See Item 3, Legal Proceedings, “Insurance Coverage Litigation,” for a description of various lawsuits that have been filed to contest coverage under certain directors and officers insurance policies.

While to date we have not had extraordinary difficulty in obtaining director and officer liability insurance coverage for our current directors and officers, the premium costs associated with this coverage have been dramatically higher than in the years prior to March 2003. We believe we will be able to continue to secure comparable coverage for the coming insurance year. We anticipate that, although the premium costs associated with our director and officer liability insurance coverage will be reduced during the coming insurance year, such premium costs will remain higher than in the years prior to March 2003. Despite these increased premium costs, we do not believe these costs are material to our results of operation or financial condition.

Employees

As of December 31, 2004, we employed approximately 40,000 individuals, of whom approximately 28,000 were full-time employees. We are subject to various state and federal laws that regulate wages, hours, benefits, and other terms and conditions relating to employment. Except for approximately 65 employees at one IRF (about 15% of that facility’s workforce), none of our employees are represented by a labor union. We are not aware of any current activities to organize our employees at other facilities. We believe our relationship with our employees is satisfactory. Like most health care providers, our labor costs are rising faster than the general inflation rate. In some markets, the availability of nurses and other medical support personnel has become a significant operating issue to health care providers. To address this challenge, we are implementing initiatives to improve retention, recruiting, compensation programs, and productivity. The shortage of nurses and other medical support personnel, including physical therapists, may require us to increase utilization of more expensive temporary personnel.

Available Information

Our website address is www.healthsouth.com. We make available through our website the following documents, free of charge: our annual reports (Form 10-K), our quarterly reports (Form 10-Q), our current reports (Form 8-K), and any amendments we file with respect to any such reports promptly after we electronically file such material with, or furnish it to, the SEC. With the exception of current reports and this annual report, we have not filed periodic reports with the SEC for periods after December 31, 2003. In addition to the information that is available on our website, you may read and copy any materials we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, www.sec.gov, which includes reports, proxy, and information statements, and other information regarding us and other issuers that file electronically at the SEC.

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

If the OIG determines we have violated federal laws governing kickbacks and self-referrals, it could impose substantial civil monetary penalties on us and could seek to exclude our provider entities from participation in the federal health care programs which would severely impact our financial condition and ability to continue operations.

If the OIG determines that we have violated the Anti-Kickback Law, the OIG may commence administrative proceedings to impose penalties under the Civil Monetary Penalties Law of up to three times the amount of damages and $11,000 per claim for each false or fraudulent claim allegedly submitted by us. If the OIG determines that we have violated the federal Stark statute’s general prohibition on physician self-referrals (42 U.S.C. § 1395nn), it may impose a civil monetary penalty of up to $15,000 per service billed in violation of the statute.

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

Our director and officer liability insurance coverage for our current officers and directors is in the amount of $200 million, which includes $50 million in coverage for individual directors and officers in circumstances where we are legally or financially unable to indemnify these individuals. Examples of a company’s inability to indemnify would include derivative suits, bankruptcy/financial restraints, and claims that are against public policy. Of the $200 million coverage, we have a self-insured retention of $10 million for claims against us.

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

Under our bylaws and certain indemnification agreements, we may have an obligation to indemnify our current and former officers and directors. Although we contest the validity of his claim, Richard M. Scrushy recently requested that we reimburse him for costs relating to his criminal defense, which he estimates exceed $25 million. If the insurance companies are successful in rescinding or denying coverage of expenses incurred or liabilities imposed in connection with the pending actions against certain of our past and present directors and officers who we may be required to indemnify, that may have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Risks Related to Our Financial Condition

Our substantial indebtedness may severely limit cash flow available for our operations and could impair our ability to service debt or obtain additional financing, if necessary.

We are highly leveraged. As of December 31, 2004, we had $3.5 billion of long-term debt outstanding, all of which we will need to repay or refinance by 2015, including $2.6 billion of which we will need to repay or refinance at various times through 2009 (assuming noteholders exercise their options to require us to repurchase notes in 2007 and 2009). The substantial amount of payments due on our outstanding debt and other payment obligations could, among other things:

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

In addition, certain trends in our business, including declining revenues resulting from the 75% Rule, acute care volume weakness, recent IRF-PPS changes, and continued weakness in our surgery centers division, could make it difficult for us to meet certain financial covenants—particularly relating to debt coverage ratios—contained in our amended and restated credit agreement, senior subordinated credit agreement, and term loan agreement. Although we are in compliance with these covenants as of the filing of this annual report and believe we will be in compliance with these as of December 31, 2005, we believe that at some point in 2006, we may be in jeopardy of violating certain financial covenants. If we were to violate these covenants and were unable to obtain waivers of such violations or otherwise arrange financing with amended debt coverage ratios, our business and results of operations could be materially and adversely affected. We will, of course, continue to monitor our compliance with all of our debt covenants and, if we feel that we are likely to violate any covenant, we will seek to obtain the necessary relief.

We have significant cash obligations relating to government settlements that, in addition to our indebtedness, may limit cash flow available for our operations and could impair our ability to service debt or obtain additional financing, if necessary.

In addition to being highly leveraged, we have significant cash obligations we must meet in the near future as a result of recent settlements with various federal agencies. Specifically, we are obligated to pay $325 million in quarterly installments over the next three years to satisfy our obligations under a settlement described in Item 1, Business, “Medicare Program Settlement.” Furthermore, we are obligated to pay $100 million to the SEC in five installments over a two year period beginning in the fourth quarter of 2005, as described in Item 1, Business, “SEC Settlement.”

We will not be able to apply to relist our common stock on a major securities exchange until the middle of 2006, and will not be able to meet the registration requirements of the Securities Act until the latter part of 2006, at the earliest. Until we are relisted on a major securities exchange, the prices at which our common stock trades in the over-the-counter market may be much more volatile than if it traded on a major securities exchange. Until we can meet the registration requirements of the Securities Act, our access to capital will be limited.

We do not expect to be able to meet the requirements for relisting on a major securities exchange until the middle of 2006. While our common stock is quoted on the OTC Bulletin Board and in the Pink Sheets, there is currently only a limited trading market for our shares and the market price of these shares may be volatile for the foreseeable future. The limited trading market for our common stock may cause fluctuations in the price and volume of our shares to be more exaggerated than would occur on a major securities exchange. We cannot assure you that prior to relisting our shares on a major securities exchange, you will be able to sell shares of our common stock without a considerable delay or significant impact on the sale price.

In addition, it will likely be the latter part of 2006, at the earliest, before we can meet the registration requirements of the Securities Act and thereby have access to public capital markets. Because our internal controls are still ineffective, it may be difficult to file our 2005 Form 10-K on a timely basis, which could extend the time it will take for us to satisfy the registration requirements of the Securities Act. Consequently, we will not have access to public capital markets until the latter part of 2006, at the earliest, which will make it more difficult to grow our business.

We may not be able to file our periodic reports on a timely basis beginning in 2006, which could jeopardize certain covenants governing our indebtedness.

The indentures governing our public indebtedness contain covenants that require us to file, on a timely basis, all reports required to be filed for periods ending on or after December 31, 2005. Because our internal controls are still ineffective, it may be difficult for us to meet those requirements in 2006. If we are unable to file our periodic reports on a timely basis beginning in 2006 and are unable to file the required reports within the designated cure period, and if the requisite bondholders elect to treat such a technical default as an “Event of Default” under the indentures, our business, results of operations, and cash flows could be materially adversely affected. Our amended and restated credit agreement, senior subordinated credit agreement, and term loan agreement contain similar requirements.

We have determined that our internal controls are currently ineffective. The lack of internal controls could adversely affect our financial condition and ability to carry out our strategic business plan.

As discussed in Item 9A, Controls and Procedures, our new management team, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of HealthSouth’s internal controls. As of December 31, 2004, they concluded that HealthSouth’s disclosure controls and procedures, including HealthSouth’s internal control over financial reporting, were not effective. Although we have made improvements in our internal controls, if we are unsuccessful in our focused effort to permanently and effectively remedy the weaknesses in our internal control over financial reporting and to establish and maintain effective corporate governance practices, our financial condition and ability to carry out our strategic business plan, our ability to report our financial condition and results of operations accurately and in a timely manner, and our ability to earn and retain the trust of our patients, physician partners, employees, and security holders, could be adversely affected.

Risks Related to Our Business

The continuing time, effort, and expense relating to internal and external investigations, the restatement of historical financial statements, and the development and implementation of improved internal controls and procedures, may have an adverse effect on our business, results of operations, and cash flows.

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

Current and prospective investors, patients, physician partners, and employees may react adversely to our inability to file all of our SEC filings in a timely manner.

Our future success depends in large part on the support of our current and future investors, patients, physician partners, and employees. The restatement of our historical financial statements and our inability to file on a timely basis all of our SEC filings has caused negative publicity, the delisting of our common stock from the NYSE, and has, and may continue to have, a negative impact on the market price of our securities. In addition, the restatement of our historical financial statements and our inability to file all of our SEC filings in a timely manner could cause current and future physician partners and patients to lose confidence in our company, which may affect their willingness to provide care for us or receive care from us. Further, the reconstruction of our historical financial records has caused us to restate not only our consolidated financial statements but also the financial statements of certain of our partnerships. While the process of communicating the effect of these restatement activities on our partners has begun, we anticipate the process of resolving with our partners issues arising from these restatements will continue beyond 2005, which may have a negative impact on our relationships with our partners. Finally, employees and prospective employees may factor in these considerations relating to our stability and the value of any equity incentives in their decision-making regarding employment opportunities.

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

In December 2004, we entered into a new corporate integrity agreement with the OIG to promote our compliance with the requirements of Medicare, Medicaid, and all other federal health care programs. Under that agreement, which is effective for five years from January 1, 2005, we are subject to certain administrative requirements and are subject to review of certain Medicare cost reports and reimbursement claims by an Independent Review Organization. Our failure to comply with the material terms of the corporate integrity agreement could lead to suspension or exclusion from further participation in federal health care programs, including Medicare and Medicaid, which currently account for a substantial portion of our revenues. Any of these sanctions would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Reductions or changes in reimbursement from government or third-party payors could adversely affect our operating results.

We derive a substantial portion of our net operating revenues from the Medicare and Medicaid programs. In 2004, 45.0% of our consolidated net operating revenues were derived from Medicare, 2.3% were derived from Medicaid, 8.1% were derived from workers’ compensation plans, 31.2% were derived from managed care and other discount plans, 2.8% were derived from patients, 5.4% were derived from other third-party payors, and 5.2% were derived from other income. There are increasing pressures from many payors to control health care costs and to reduce or limit increases in reimbursement rates for medical services. Our operating results could be adversely affected by changes in laws or regulations governing the Medicare and Medicaid programs. See this Item, “Sources of Revenue.”

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

In particular, the 75% Rule, which is discussed in this Item, “Sources of Revenues,” is one of the primary operating risks we face. Our inpatient division has begun to reduce or refocus admissions at most locations to ensure continued compliance with the phase-in schedule for the 75% Rule. We project this reduction in census, unless mitigated, will have a materially adverse impact on the inpatient segment’s net operating revenues. We previously estimated that the 75% Rule could negatively impact our net operating revenues by $95 million to $100 million in 2005. Our inpatient division is taking steps to mitigate the impact of the 75% Rule, and we previously estimated the impact to our net operating revenues to be approximately $50 million to $55 million when our mitigation strategies are taken into consideration. In our recently filed annual report on Form 10-K for the fiscal years ended December 31, 2003, and 2002, we noted that at the end of the second quarter of 2005, as many of our facilities approached the end of their cost reporting years, we saw a greater than anticipated decline in inpatient volumes, a significant portion of which we believed to be attributable to the 75% Rule. We continue to see a decline in inpatient volumes which we believe to be attributable to the 75% Rule as well as weakness in acute care volumes. Accordingly, the financial impact of the 75% Rule we previously estimated could be greater than previously disclosed.

In addition to volume volatility created by the 75% Rule, our inpatient division is facing lower unit pricing as a result of recent IRF-PPS changes. Although CMS predicted that overall payments to IRFs nationwide would increase by 3.4%, we estimate that the revised IRF-PPS will reduce Medicare reimbursement to our IRFs by between 3.5% and 4.0%, primarily owing to the changes to Case-Mix Groups, comorbidity tiers, and relative weights. We estimate this net impact on reimbursement will reduce our inpatient division’s net revenues by approximately $10 million during the fourth quarter of 2005 and approximately $40 million on an annualized basis. These estimates do not take into account potential changes in our case-mix resulting from our compliance with the 75% Rule, which could have the effect of increasing the acuity of our case-mix and therefore reducing the overall net impact of the IRF-PPS changes.

Our relationships with third-party payors, such as HMOs and PPOs, are generally governed by negotiated agreements. These agreements set forth the amounts we are entitled to receive for our services. We could be adversely affected in some of the markets where we operate if we are unable to negotiate and maintain favorable agreements with third-party payors. In addition, our third-party payors may, from time to time, request audits of the amounts paid to us under our agreements with them. We could be adversely affected in some of the markets where we operate and within certain of our operating divisions if the audits uncover substantial overpayments made to us. As part of the reconstruction of accounting records, we discovered the existence of substantial credit balances, which could represent posting errors, misapplied payments or overpayments due to patients and third-party payors, including the Medicare and Medicaid programs. We are currently in the process of reviewing these accounts to determine whether and to what extent we may be required to repay any of these credit balances to patients or third-party payors, including the Medicare and Medicaid programs. We could be adversely affected if we are required to repay all of these accounts.

The adoption of more restrictive Medicare coverage policies at the national and/or local levels could have an adverse impact on our ability to obtain Medicare reimbursement for inpatient rehabilitation services.

Medicare providers also can be negatively affected by the adoption of coverage policies, either at the national or local levels, describing whether an item or service is covered and under what clinical circumstances it is considered to be reasonable, necessary, and appropriate. In the absence of a national coverage determination, local Medicare fiscal intermediaries and carriers may specify more restrictive criteria than otherwise would apply nationally. For instance, Cahaba Government Benefit Administrators, the fiscal intermediary for many of our inpatient division facilities, has issued a local coverage determination setting forth very detailed criteria it proposes to use in determining the medical appropriateness of services provided by IRFs. We cannot predict whether other Medicare contractors will adopt additional local coverage determinations or other policies or how these will affect us.

Downward pressure on pricing from commercial and government payors may adversely affect the revenues and profitability of certain of our operations.

We have experienced downward pressure on prices in our markets, from both commercial and government payors, and we anticipate continuing price pressure in all our divisions. There can be no assurances that we will be able to maintain current prices in the face of continuing pricing pressures. We may be required to implement additional measures to mitigate these pressures and further enhance the efficiency of our operations or, in the alternative, dispose of inefficient operations. These pricing pressures have had, and if we are not successful in mitigating such pressures in the future, may continue to have, an adverse effect on the revenues and profitability of our surgery centers and our outpatient and diagnostic divisions, including certain operations which we are currently considering divesting. In the event that we decide to divest certain inefficient operations, we cannot assure you that we will be able to successfully do so at all, or on a timely basis or on terms acceptable to us. As discussed elsewhere in this report, we are seeking to divest our acute care facility located in Birmingham, Alabama. That operation represented approximately 2.4% of our consolidated net operating revenues and approximately 8.0% of our corporate and other segment’s operating loss (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the year ended December 31, 2004. In addition, we have received inquiries from parties interested in acquiring our diagnostic division. That operation represented approximately 6.5% of our consolidated net operating revenues for the year ended December 31, 2004. During 2004, the diagnostic division experienced an operating loss of approximately $10.0 million (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations). No decision has been made with respect to the divestiture of our diagnostic division at this time.

Our facilities face national, regional, and local competition for patients from other health care providers.

We operate in a highly competitive industry. Although we are the largest provider of rehabilitative health care services, and one of the largest providers of ambulatory surgery and outpatient diagnostic services, in the United States, in any particular market we may encounter competition from local or national entities with longer operating histories or other competitive advantages. There can be no assurance that this competition, or other competition which we may encounter in the future, will not adversely affect our business, financial condition, results of operations, or cash flows.

Competition for staffing may increase our labor costs and reduce profitability.

Our operations are dependent on the efforts, abilities, and experience of our management and medical support personnel, such as physical therapists, nurses, and other health care professionals. We compete with other health care providers in recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our facilities. In some markets, the availability of physical therapists, nurses, and other medical support personnel has become a significant operating issue to health care providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to hire more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased labor costs is limited. Our failure to recruit and retain qualified management, physical therapists, nurses, and other medical support personnel, or to control our labor costs, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

At each of our facilities, our business could be adversely affected if a significant number of key physicians or a group of physicians:

•	terminate their relationship with, or reduced their use of, our facilities,

•	fail to maintain the quality of care provided or otherwise adhere to professional standards at our facilities, or

•	exit the market entirely.

Item 2.	Properties

Our principal executive offices are located in Birmingham, Alabama, where we own and maintain a headquarters building of approximately 200,000 square feet located on an 85-acre corporate campus. In addition to our headquarters building, as of December 31, 2004 we leased or owned nearly 1,300 facilities through various consolidated entities to support our operations. Our leases generally have initial terms of 5 years, but range from 1 to 99 years. Most of our leases contain options to extend the lease period for up to 5 additional years. Our consolidated entities are sometimes responsible for property taxes, property and casualty insurance, and routine maintenance expenses. Other than our headquarters campus, our acute care hospital located in Birmingham, Alabama, and our Digital Hospital described below, none of our other properties is material to our business. Each of our material properties is used by our corporate and other segment, except our Digital Hospital, which is not in use but is held by our corporate and other segment. We have pledged all the property of HealthSouth Corporation as collateral to secure the performance of our obligations under our amended and restated credit agreement. For additional information about our amended and restated credit agreement, see Note 9, Long-term Debt, to our accompanying consolidated financial statements.

We also currently own, and from time to time may acquire, certain other improved and unimproved real properties in connection with our business. See Note 6, Property and Equipment, to our accompanying consolidated financial statements for more information about the properties we own and certain related indebtedness.

Since January 1, 2004, we have sold approximately $27 million in land and buildings, not including properties sold in connection with the sale of operating facilities. We sold one acute care hospital in June 2001 and another in October 2003. On July 20, 2005, we executed an asset purchase agreement with The Board of Trustees of the University of Alabama (the “University of Alabama”) for the sale of the real property, furniture, fixtures, equipment and certain related assets associated with our 219-licensed bed acute care hospital located in Birmingham, Alabama. This agreement provides that the sale of this hospital (as well as the subsequent sale of our interest in a joint venture with the University of Alabama for a Gamma Knife) will close after the satisfaction of certain conditions to closing, including, without limitation, specified regulatory approvals. The earliest time frame for the completion of these regulatory approvals is the first quarter of 2006, and there are no guarantees that such regulatory approvals will be obtained before the termination of the purchase agreement. In addition, we continue to seek a buyer for our Digital Hospital, which is currently under construction in Birmingham, Alabama. As of December 31, 2004, we had invested $190 million in the Digital Hospital project and estimate it will require an additional $200 million to complete. We have not signed a definitive agreement with respect to the

Digital Hospital, and there can be no assurance any sale will take place. See Note 6, Property and Equipment, to our accompanying consolidated financial statements, for a discussion of the impairment charge we recognized in 2004 relating to the Digital Hospital.

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

Investigations and Proceedings Commenced by the SEC, the United States Department of Justice, and Other Governmental Authorities

In September 2002, the Securities and Exchange Commission (the “SEC”) notified us that it was conducting an investigation of trading in our securities that occurred prior to an August 27, 2002 press release concerning the impact of new Medicare billing guidance on our expected earnings. On February 5, 2003, the United States District Court for the Northern District of Alabama issued a subpoena requiring us to provide various documents in connection with a criminal investigation of us and certain of our directors, officers, and employees being conducted by the United States Attorney for the Northern District of Alabama. On March 18, 2003, agents from the Federal Bureau of Investigation (the “FBI”) executed a search warrant at our headquarters in connection with the United States Attorney’s investigation and were provided access to a number of financial records and other materials. The agents simultaneously served a grand jury subpoena on us on behalf of the criminal division of the United States Department of Justice (the “DOJ”). Some of our employees also received subpoenas.

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

The SEC states in its complaint that our actions and those of Mr. Scrushy violated and/or aided and abetted violations of the antifraud, reporting, books-and-records, and internal controls provisions of the federal securities laws. Specifically, the SEC charged us with violations of Section 17(a) of the Securities Act of 1933 (the “Securities Act”) and Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 (the “1934 Act”), and 1934 Act Rules 10b-5, 12b-20, 13a-1, and 13a-13. The SEC sought a permanent injunction against us, civil money penalties, disgorgement of ill-gotten gains and losses avoided, as well as prejudgment interest. On March 19, 2003, we consented to the entry of an order by the court that (1) required us to place in escrow all extraordinary payments (whether compensation or otherwise) to our directors, officers, partners, controlling persons, agents, and employees, (2) prohibited us and our employees from destroying documents relating to our financial activities and/or the allegations in the SEC’s lawsuit against us and Mr. Scrushy, and (3) provided for expedited discovery in the lawsuit brought by the SEC.

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

On November 4, 2003, Mr. Scrushy was charged in federal court on 85 counts of wrongdoing in connection with his actions while employed by us. A superseding indictment of 58 counts, released on September 29, 2004, added charges of obstruction of justice and perjury while consolidating and eliminating some of the 85 counts of conspiracy, mail fraud, wire fraud, securities fraud, false statements, false certifications, and money laundering that were previously charged. The superseding indictment also sought the forfeiture of $278 million in property from Mr. Scrushy allegedly derived from his offenses. Some of the charges were dismissed by the court and Mr. Scrushy was acquitted of the remaining charges on June 28, 2005.

On April 10, 2003, the DOJ’s civil division notified us that it was expanding its investigation (which began with the lawsuit United States ex rel. Devage v. HealthSouth Corp., et al., C.A. No. SA-98-EA-0372-FV, filed in the United States District Court for the Western District of Texas, as discussed in Item 1, Business, “Medicare Program Settlement”) into allegations of fraud associated with Medicare cost reports submitted by us for fiscal years 1995 through 2002. We subsequently received subpoenas from the Office of Inspector General (the “OIG”) of the United States Department of Health and Human Services and requests from the DOJ’s civil division for documents and other information regarding this investigation. As described in Item 1, Business, “Medicare Program Settlement,” on December 30, 2004, we announced that we had entered into a global settlement agreement with the DOJ’s civil division and other parties to resolve the primary claims made in the Devage litigation, although the DOJ’s civil division continues to review certain other matters, including self-disclosures made by us to the OIG.

In the summer of 2003, we discovered certain irregular payments made to a foreign official under a consulting agreement entered into in connection with an October 2000 agreement between us and the Sultan Bin Abdul Aziz Foundation to manage an inpatient rehabilitation hospital in Riyadh, Saudi Arabia. We notified the DOJ immediately, and we cooperated fully with the investigation. One former executive pled guilty to charges of wire fraud in connection with the irregular payments, and another former executive pled guilty to charges of making a false statement to government investigators in connection with the investigation. Two additional former executives were acquitted by a jury of charges that they participated in the fraud. We terminated the October 2000 agreement and entered into a new agreement, effective January 1, 2004, to manage the Riyadh facility. Effective October 2004, we terminated our relationship with the Sultan Bin Abdul Aziz Foundation and the Riyadh facility entirely.

At least 17 of our former officers, including all five of our former chief financial officers, have pleaded guilty to federal criminal charges filed in connection with the investigations described above. These individuals pled guilty to a variety of charges, including securities fraud, accounting fraud, filing false tax returns, making a false statement to governmental authorities, falsifying books and accounts, wire fraud, conspiracy, and falsely certifying financial information with the SEC. One former executive was convicted on November 18, 2005 on criminal charges filed in connection with the accounting fraud investigation.

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

On January 8, 2004, the plaintiffs in the Consolidated Securities Action filed a consolidated class action complaint. The complaint names us as a defendant, as well as more than 30 of our current and former employees, officers and directors, the underwriters of our debt securities, and our former auditor. The complaint alleges, among other things, (1) that we misrepresented or failed to disclose certain material facts concerning our business and financial condition and the impact of the Balanced Budget Act of 1997 on our operations in order to artificially inflate the price of our common stock, (2) that from January 14, 2002 through August 27, 2002, we misrepresented or failed to disclose certain material facts concerning our business and financial condition and the impact of the changes in Medicare reimbursement for outpatient therapy services on our operations in order to artificially inflate the price of our common stock, and that some of the individual defendants sold shares of such stock during the purported class period, and (3) that Richard M. Scrushy instructed certain former senior officers and accounting personnel to materially inflate our earnings to match Wall Street analysts’ expectations, and that senior officers of HealthSouth and other members of a self-described “family” held meetings to discuss the means by which our earnings could be inflated and that some of the individual defendants sold shares of our common stock during the purported class period. The consolidated class action complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act, and claims under Sections 10(b), 14(a), 20(a) and 20A of the 1934 Act.

We have moved to dismiss in part the claims against us. We continue discussions with the parties to this litigation. On August 30, 2005, the court ordered the parties to resume mediation. Representatives of HealthSouth met with representatives of the plaintiffs in October 2005 to explore various issues relating to a potential settlement. The court-appointed mediators have also held a number of individual meetings with various parties. In addition, the mediators have scheduled a joint meeting with representatives of many of the parties to take place on December 2, 2005. The court has directed the parties to submit a joint status report on the progress of the mediation by December 15, 2005.

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

•	Two derivative lawsuits filed in the United States District Court for the Northern District of Alabama were consolidated under the caption In re HealthSouth Corp. Derivative Litigation, CV-02-BE-2565. The court stayed further action in this federal consolidated action in deference to litigation filed in state courts in Alabama and Delaware.

•	Two derivative lawsuits filed in the Delaware Court of Chancery were consolidated under the caption In re HealthSouth Corp. Shareholders Litigation, Consolidated Case No. 19896. Plaintiffs’ counsel in this litigation and in Tucker agreed to litigate all claims asserted in those lawsuits in the Tucker litigation, except for claims relating to an agreement to retire a HealthSouth loan to Richard M. Scrushy with shares of our stock (the “Buyback Claim”). On November 24, 2003, the court granted the plaintiffs’ motion for summary judgment on the Buyback Claim and rescinded the retirement of Scrushy’s loan. The court’s judgment was affirmed on appeal. We have collected a judgment of $12.5 million, net of attorney’s fees awarded by the court. The plaintiffs’ remaining claims are being litigated in Tucker.

When originally filed, the primary allegations in the Tucker case involved self-dealing by Richard M. Scrushy and other insiders through transactions with various entities allegedly controlled by Mr. Scrushy. The complaint was amended four times to add additional defendants and include claims of accounting fraud, improper Medicare billing practices, and additional self-dealing transactions. The Second Amended Complaint, filed on March 21, 2003, added Ernst & Young LLP as a defendant and alleged it was liable for negligently, wantonly, and/or recklessly failing to perform its professional obligations as an independent auditor. The Third Amended Complaint, filed on August 8, 2003, added UBS as a defendant and alleged that it was liable for breaching its fiduciary duties to us and for aiding and abetting the accounting fraud by “falsely promoting” our stock despite knowledge of inflated financial information. The other consolidated cases contain similar claims. On September 7, 2005, the Alabama Circuit Court ordered the parties to participate in mediation.

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

On November 19, 2004, a derivative lawsuit captioned Campbell v. HealthSouth Corp., Scrushy, et al., CV-04-6985, was filed in Circuit Court of Jefferson County, Alabama, alleging that we wrongfully refused to file with the Internal Revenue Service refund requests for overpayment of taxes and seeking an order allowing the plaintiff to file claims for refund of excess tax paid by us. This suit was filed just prior to the voluntary dismissal of a similar suit brought by the same plaintiff in the United States District Court for the Northern District of Alabama. On August 23, 2005, the court granted our motion to dismiss without prejudice.

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

ERISA Litigation

In 2003, six lawsuits were filed in the United States District Court for the Northern District of Alabama against us and some of our current and former officers and directors alleging breaches of fiduciary duties in connection with the administration of our Employee Stock Benefit Plan (the “ESOP”). These lawsuits have been consolidated under the caption In re HealthSouth Corp. ERISA Litigation, Consolidated Case No. CV-03-BE-1700-S. The plaintiffs filed a consolidated complaint on December 19, 2003 that alleges, generally, that fiduciaries to the ESOP breached their duties to loyally and prudently manage and administer the ESOP and its assets in violation of sections 404 and 405 of the Employee Retirement Income Security Act of 1974, 29 U.S.C. § 1001 et seq. (“ERISA”), by failing to monitor the administration of the ESOP, failing to diversify the portfolio held by the ESOP, and failing to provide other fiduciaries with material information about the ESOP. The plaintiffs seek actual damages including losses suffered by the plan, imposition of a constructive trust, equitable and injunctive relief against further alleged violations of ERISA, costs pursuant to 29 U.S.C. § 1132(g), and attorneys’ fees. The plaintiffs also seek damages related to losses under the plan as a result of alleged imprudent investment of plan assets, restoration of any profits made by the defendants through use of plan assets, and restoration of profits that the plan would have made if the defendants had fulfilled their fiduciary obligations. We have agreed to a settlement of the plaintiffs’ claims against us. The terms of the partial settlement do not include a release of claims against Messrs. Scrushy, Beam, Martin, and Owens. On or about August 10, 2005, plaintiffs filed our settlement with the court, which must approve it before it becomes effective. The court has postponed considering our settlement, pending further negotiations involving the plaintiffs, these four individuals, and us.

Insurance Coverage Litigation

In 2003, approximately 14 insurance companies filed complaints in state and federal courts in Alabama, Delaware, and Georgia alleging that the insurance policies issued by those companies to us and/or some of our directors and officers should be rescinded on grounds of fraudulent inducement. The complaints also seek a declaration that we and/or some of our current and former directors and officers are not covered under various insurance policies. These lawsuits challenge the majority of our director and officer liability policies, including our primary director and officer liability policy in effect for the claims at issue. Actions filed by insurance companies in the United States District Court for the Northern District of Alabama were consolidated for pretrial and discovery purposes under the caption In re HealthSouth Corp. Insurance Litigation, Consolidated Case No. CV-03-BE-1139-S. Four lawsuits filed by insurance companies in the Circuit Court of Jefferson County, Alabama have been consolidated with the Tucker case for discovery and other pretrial purposes. Cases related to insurance coverage that were filed in Georgia and Delaware have been dismissed. We have filed counterclaims against a number of the plaintiffs in these cases alleging, among other things, bad faith for wrongful failure to provide coverage. On August 30, 2005, the U.S. District Court ordered the parties to resume mediation. On September 7, 2005, the Alabama Circuit Court ordered the parties to participate in mediation. Since September, 2005, the parties have commenced mediation efforts which are ongoing.

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

On August 22, 2003, Anthony Tanner, our former Secretary and Executive Vice President—Administration, filed a petition in the Circuit Court of Jefferson County, Alabama, captioned In re Tanner, CV-03-5378, seeking permission to obtain certain information through the discovery process prior to filing a lawsuit. That petition was voluntarily dismissed with prejudice on August 11, 2004. On December 29, 2004, Mr. Tanner filed a lawsuit in the Circuit Court of Jefferson County, Alabama, captioned Tanner v. HealthSouth Corp., CV-04-7715, alleging that we breached his employment contract by failing to pay certain retirement benefits. The complaint requests damages, a declaratory judgment, and a preliminary injunction to require payment of past due amounts under the contract and reinstatement of the claimed retirement benefits. This action is currently scheduled to go to trial in March 2006.

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

On August 30, 2004, we filed a collection action in the United States District Court for the Northern District of Alabama, captioned HealthSouth Corp. v. Daniel J. Riviere, CV-04-CO-2592-S, to collect unpaid loans in the original principal amount of $3,163,421 that we made to Daniel J. Riviere, our former President—Ambulatory Services Division, while he was a HealthSouth employee. Mr. Riviere filed a six-count counterclaim against us on April 5, 2005 seeking (1) severance benefits exceeding $2 million under a written employment agreement dated March 18, 2003, (2) a declaratory judgment that the non-compete clause in his employment agreement is void, (3) damages in an unspecified amount based on stock allegedly purchased and held by him in reliance on misrepresentations made by Richard M. Scrushy, (4) $500,000 in lost profits based allegedly on us forcing him to sell shares of our common stock after he was terminated, (5) damages in an unspecified amount based on our alleged conversion of the cash value of certain insurance policies after his termination, and (6) set-off of any award from his counterclaim against unpaid loans we made to him. On April 5, 2005, Mr. Riviere commenced a Chapter 7 bankruptcy case in the U.S. Bankruptcy Court for the Northern District of Florida, Case No. 05-30718-LMK, and this lawsuit is stayed pending resolution of the bankruptcy proceedings. We entered into a settlement agreement with Mr. Riviere and his bankruptcy trustee settling the disputes made the subject of the lawsuit. Pursuant to the settlement agreement, Mr. Riviere has agreed to pay us $1.5 million, plus accrued interest at 6% per annum, within three years. The settlement obligation will be secured by a mortgage on Mr. Riviere’s residence in Destin, Florida. The settlement is contingent upon bankruptcy court approval, which has not yet been obtained.

On July 28, 2005, we filed a collection action in the Circuit Court of Jefferson County, Alabama captioned HealthSouth Corp. v. William T. Owens, CV-05-4420, to collect unpaid loans in the original principal amount of $1,028,514.25 that we made to William T. Owens, our former Chief Financial Officer, while he was a HealthSouth employee. The case is still pending.

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

On April 1, 1999, a plaintiff relator filed a lawsuit captioned United States ex rel. Mathews v. Alexandria Rehabilitation Hospital, CV-99-0604, in the United States District Court for the Western District of Louisiana. On February 29, 2000, the United States elected not to intervene in the lawsuit. The complaint alleged, among other things, that we filed fraudulent reimbursement claims under the Medicare program on a nationwide basis. The district court dismissed the False Claims Act allegations of two successive amended complaints. However, the district court’s dismissal of the third amended complaint with prejudice was partially reversed by the United States Court of Appeals for the Fifth Circuit on October 22, 2002. The case was remanded to the district court, and our subsequent motion to dismiss was denied on February 21, 2004. The case is currently in the discovery stage on False Claims Act allegations concerning one HealthSouth facility during a specific timeframe.

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

General Medicine, P.C. and Meadowbrook Actions

Pursuant to a Plan and Agreement of Merger dated February 18, 1997, Horizon/CMS Healthcare Corporation (“Horizon/CMS”) became a wholly-owned subsidiary of HealthSouth Corporation. At the time of the merger, there was pending against Horizon/CMS in the United States District Court for the Eastern District of Michigan a lawsuit captioned General Medicine, P.C. v. Horizon/CMS Healthcare Corporation, CV-96-72624 (the “Michigan Action”). The complaint in the Michigan Action alleged that Horizon/CMS wrongfully terminated a contract with General Medicine, P.C. (“General Medicine”) for the provision of medical directorship services to long-term care facilities owned and/or operated by Horizon/CMS. Effective December 31, 2001, while the Michigan Action was pending, we sold all of our stock in Horizon/CMS to Meadowbrook Healthcare Corporation (“Meadowbrook”) pursuant to a Stock Purchase Agreement dated November 2, 2001. Pursuant to the Stock Purchase Agreement, Meadowbrook indemnified us against losses arising out of the historic and ongoing operations of Horizon/CMS. The Michigan Action was disclosed to Meadowbrook in the Stock Purchase Agreement.

On April 21, 2004, Meadowbrook and Horizon/CMS entered into a settlement agreement with General Medicine in connection with the Michigan Action. Pursuant to the settlement agreement, Horizon/CMS consented to the entry of a final judgment in the amount of $376 million in favor of General Medicine in the Michigan Action on May 3, 2004 (the “Consent Judgment”). The settlement agreement between the parties provides that, with the exception of $300,000 paid by Meadowbrook, the Consent Judgment may only be collected from us. At the time of the Consent Judgment, we had no ownership or other interest in Horizon/CMS.

On August 16, 2004, General Medicine filed a lawsuit captioned General Medicine, P.C. v. HealthSouth Corp., CV-04-958, in the Circuit Court of Shelby County, Alabama, seeking to recover the unpaid amount of the Consent Judgment from us. The complaint alleges that while Horizon/CMS was a wholly-owned subsidiary of HealthSouth Corporation and General Medicine was an existing creditor of Horizon/CMS, we caused Horizon/CMS to transfer assets to us thereby rendering Horizon/CMS insolvent and unable to pay its creditors. The complaint asserts that these transfers were made for less than a reasonably equivalent value and/or with the actual intent to defraud creditors of Horizon/CMS, including General Medicine, in violation of the Alabama Uniform Fraudulent Transfer Act. General Medicine’s complaint requests relief including the avoidance of the subject transfers of assets, attachment of the assets transferred to us, appointment of a receiver over the transferred properties, and a monetary judgment for the value of properties transferred.

On February 28, 2005, the Circuit Court of Shelby County, Alabama entered an order transferring the General Medicine case to the Circuit Court of Jefferson County, Alabama, where it was assigned case number CV-05-1483. We have filed an answer denying that we have any liability to General Medicine.

On September 27, 2004, we sent a letter to Meadowbrook notifying it of our claim for indemnification against the claims asserted by General Medicine in its lawsuit pursuant to our Stock Purchase Agreement with Meadowbrook.

On October 6, 2004, Meadowbrook filed a declaratory judgment action against us in the Circuit Court of Shelby County, Alabama, captioned Meadowbrook Healthcare Corporation v. HealthSouth Corp., CV-04-1131, seeking a declaration that it is not contractually obligated to indemnify us against General Medicine’s complaint.

On May 9, 2005, the Circuit Court of Shelby County, Alabama entered an order transferring the Meadowbrook case to the Circuit Court of Jefferson County, Alabama, where it was assigned case number CV-05-3042.

On July 26, 2005, we filed an Answer and Verified Counterclaim for Injunctive and Other Relief in the Meadowbrook case seeking a judgment requiring Meadowbrook to indemnify us against the claims asserted by General Medicine in its complaint and other relief. In August of 2005, both sides filed motions for summary judgment in the Meadowbrook case. On September 15, 2005, the court entered a Final Order denying our motion for summary judgment and granting Meadowbrook’s motion for summary judgment. In its Final Order, the court determined that Meadowbrook is not legally or equitably required to indemnify us against the claims asserted by General Medicine in its complaint. We filed a motion to vacate or amend the Final Order on October 17, 2005 requesting the court to reconsider its entry of the Final Order. On November 15, 2005, the court issued an order partially granting our motion to vacate or amend, and allowing our equitable claims against Meadowbrook to stand. These claims, if successful, would require Meadowbrook to pay our liability, if any, to General Medicine. The court did not overturn its prior ruling that Meadowbrook has no contractual obligation to indemnify us under the Stock Purchase Agreement; however, we intend to appeal this ruling.

For additional information about Meadowbrook, see Note 6, Property and Equipment, to the accompanying consolidated financial statements.

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

On April 16, 2003, Senior Housing Properties Trust (“SNH”) and its wholly owned subsidiary, HRES1 Properties Trust (“HRES1”), filed a lawsuit against us in Land Court for the Commonwealth of Massachusetts captioned Senior Housing Properties Trust and HRES1 Properties Trust v. HealthSouth Corporation, Misc. Case No. 289182, seeking reformation of a lease pursuant to which we, through subsidiaries, operate the Braintree Rehabilitation Hospital in Braintree, Massachusetts and the New England Rehabilitation Hospital in Woburn, Massachusetts. HRES1 and SNH allege that certain of our representatives made false statements regarding our financial condition, thereby inducing HRES1 to enter into lease terms and other arrangements to which it would not have otherwise agreed. HRES1 and SNH have since amended their complaint to add claims for rescission and damages for fraud. HRES1 and SNH seek to reform the lease to increase the annual rent from $8.7 million to $10.3 million, to increase the repurchase option price at the end of the lease term to $80.3 million from $40 million, and to change the lease term to expire on January 1, 2006 instead of December 31, 2011. We filed an answer to the complaint and amended complaint denying the allegations, and we asserted claims against HRPT and counterclaims against SNH and HRES1 for breach of contract, reformation, and fraud based on the failure to convey title to the property in North Andover. We also seek damages incurred as a result of that failure to convey. The two actions in the Land Court have been consolidated for all purposes.

On May 13, 2005, the Land Court ruled that we are entitled to a jury trial in the consolidated cases. SNH, HRES1, and HRPT have taken an interlocutory appeal from this order, and argument before the Massachusetts Supreme Judicial Court is scheduled for the first week of January, 2006. The consolidated Land Court cases have been stayed pending disposition of the appeal. The parties were still in the discovery phase of the proceedings at the time the stay came into effect.

In a related action, on November 2, 2004, we filed a lawsuit in the Commonwealth of Massachusetts, Middlesex County Superior Court, captioned HealthSouth Corporation v. HRES1 Properties Trust, Case No. 04-4345, in response to our receipt of a notice from HRES1 purporting to terminate our lease governing the Braintree Rehabilitation Hospital in Braintree, Massachusetts and the New England Rehabilitation Hospital in Woburn, Massachusetts due to our alleged failure to furnish quarterly and annual financial information pursuant to the terms of the lease. In the lawsuit, we seek a declaration that we are not in default of our obligations under the lease, as well as an injunction preventing HRES1 from terminating the lease, taking possession of the property on which the hospitals and facilities are located, and assuming or acquiring the hospital businesses and any licenses related thereto. We filed an amended complaint asserting violations of the Massachusetts unfair and deceptive business practices statute. On November 8, 2004, HRES1 and SNH, its parent, filed a counterclaim seeking a declaration that it lawfully terminated the lease and an order requiring us to use our best efforts to transfer the licenses for the hospitals and to continue to manage the hospitals during the time necessary to effect such transfer.

On September 25, 2005, the Superior Court granted HRES1’s motion for partial summary judgment, ruling that HRES1’s termination of the parties’ lease was valid. The Superior Court also appointed a receiver to hold the net cash proceeds of operations of the Braintree Rehabilitation Hospital and the New England Rehabilitation Hospital until the litigation is resolved. Because it did not dispose of the entire case, HealthSouth is not yet entitled to appeal this ruling. The case is currently being tried on the remaining issues, which involve our obligations upon termination. SNH and HRES1 have taken the position that no trial is necessary on these issues, and have filed a motion for judgment on the pleadings on the meaning of the yield-up provision.

In particular, SNH and HRES1 have argued that, during the time necessary to effect the transfer of the licenses for the hospitals, we are required to manage the facilities for their account and remit all of the net cash proceeds to SNH and HRES1. It is our position that the terms of the lease do not provide for these remedies.

On September 29, 2005, the Superior Court ordered that, while these issues are being litigated, we are required to submit monthly operating statements for the hospitals to an independent receiver within thirty days of the end of each calendar month. After the receiver determines the net cash proceeds of operations for the hospitals for such month, after deduction of a management fee equal to 5% of gross revenues, we are required to remit to the receiver an amount equal to those net cash proceeds. The net cash proceeds are then held in escrow by the receiver pending a final order of the court regarding the distribution of the funds. We are pursuing an interlocutory appeal of this order with a Single Justice of the Massachusetts Appeals Court.

Other Litigation

On September 17, 1998, John Darling, who was one of the federal False Claims Act relators in the now-settled Devage case (see discussion in Item 1), filed a lawsuit captioned Darling v. HealthSouth Sports Medicine & Rehabilitation, et al., 98-6110-CI-20, in the Circuit Court for Pinellas County, Florida. The complaint alleges that Mr. Darling was injured while receiving physical therapy during a 1996 visit to a HealthSouth outpatient rehabilitation facility in Clearwater, Florida. The complaint was amended in December 2004 to add a punitive damage claim. This amended complaint alleges that fraudulent misrepresentations and omissions by us resulted in the injury to Mr. Darling. The court recently ordered the parties to participate in non-binding arbitration.

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

On May 13, 2003, Plano Hospital Investors, Inc. (“Plano”) filed a complaint captioned Plano Hospital Investors, Inc., et al., v. HealthSouth Corp., et al., Cause No. 219-1416-03, in the 219th Judicial District Court of Collin County, Texas. Plano was a limited partner in Collin County Rehab Associates Limited Partnership, a partnership in which we, through wholly owned subsidiaries, are the general partner and hold limited partner interests. Plano alleged that we conducted unauthorized and improper sweeps of partnership funds into a HealthSouth centralized cash management account instead of a partnership account, that we improperly received late partnership distributions, and that the predecessor general partner took a negative capital contribution improperly increasing its interest, and upon the sale of that interest to us, our interest, in the partnership. Effective on or about May 31, 2005, we settled this case and obtained a full and final release of all claims.

On December 28, 2004, we commenced a collection action in the Circuit Court of Jefferson County, Alabama, captioned HealthSouth Medical Center, Inc. v. Neurological Surgery Associates, P.C., CV-04-7700, to collect unpaid loans in the original principal amount of $275,000 made to Neurological Surgery Associates, P.C. (“NSA”), pursuant to a written Practice Guaranty Agreement. The purpose of the loans was to enable NSA to employ a physician who would bring necessary specialty skills to patients served by both NSA and our acute-care hospital in Birmingham, Alabama. NSA has asserted counterclaims that we breached verbal promises to lease space and employees from NSA, to pay NSA for billing and coding services performed by NSA on behalf of the subject physician-employee, and to pay NSA to manage the subject physician-employee. This case is currently in the discovery phase.

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

On June 2, 2003, Vanderbilt Health Services, Inc. and Vanderbilt University filed a lawsuit captioned Vanderbilt Health Services, Inc. and Vanderbilt University v. HealthSouth Corporation, Case No. 03-1544-III, in the Chancery Court for Davidson County, Tennessee. We are partners with the plaintiffs in a partnership that operates a rehabilitation hospital in Nashville, Tennessee. In the complaint, the plaintiffs allege that we violated the terms of a non-competition provision in the partnership agreement in connection with our purchase of a number of rehabilitation clinics in the Nashville area. We are currently engaged in settlement negotiations with the plaintiffs.

On July 19, 2005, Gary Bellinger filed a pro se complaint captioned Gary Bellinger v. Eric Hanson, d/b/a U.S. Strategies, Inc., Medika Group, Ltd., Laserlife, Inc., & Relife, Inc.; and Richard Scrushy, d/b/a HealthSouth, Case No. 05-06898-B, In the District Court, Dallas County, Texas, 44th Judicial District. Mr. Bellinger claims the defendants violated the terms of a distribution agreement with his company, Laser Bio Therapy, Inc., resulting in that company’s bankruptcy. He has sued for breach of contract, breach of fiduciary duty, and fraud, and claims compensatory damages of $270 million and punitive damages of $10 million. We filed a Motion to Quash Service of Process because we were not properly named or served. That motion is currently pending before the court.

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

Notes	Principal Amount Outstanding ($)	Principal Amount Voted For ($)	Principal Amount Voted Against ($)	Principal Amount Abstained ($)
6.875% Senior Notes due 2005	245,000,000	243,212,000	—	1,788,000
7.375% Senior Notes due 2006	180,300,000	179,442,000	—	858,000
7.000% Senior Notes due 2008	250,000,000	247,320,000	—	2,680,000
8.500% Senior Notes due 2008	343,000,000	312,051,000	11,580,000	19,369,000
8.375% Senior Notes due 2011	347,700,000	347,659,976	—	40,024
7.625% Senior Notes due 2012	908,700,000	908,146,000	250,000	304,000
10.750% Senior Sub. Notes due 2008	319,260,000	284,807,000	50,000	34,403,000

In connection with the consummation of the consent solicitations, we executed the following supplemental indentures as of May 14, 2004:

•	Second Supplemental Indenture to the Indenture, dated as of February 1, 2001, between us and The Bank of New York, as trustee, governing our 8.500% Senior Notes due 2008

•	Second Supplemental Indenture to the Indenture, dated as of September 25, 2000, between us and HSBC Bank USA, as successor trustee to The Bank of New York, governing our 10.750% Senior Subordinated Notes due 2008

We also executed the following supplemental indentures as of June 24, 2004:

•	First Supplemental Indenture to the Indenture, dated as of June 22, 1998, between us and Wilmington Trust Company, as successor trustee to PNC Bank, National Association, governing our 6.875% Senior Notes due 2005

•	Second Supplemental Indenture to the Indenture, dated as of September 28, 2001, between us and Wilmington Trust Company, as successor trustee to National City Bank, governing our 7.375% Senior Notes due 2006

•	First Supplemental Indenture to the Indenture, dated as of June 22, 1998, between us and Wilmington Trust Company, as successor trustee to PNC Bank, National Association, governing our 7.000% Senior Notes due 2008

•	Second Supplemental Indenture to the Indenture, dated as of September 28, 2001, between us and Wilmington Trust Company, as successor trustee to National City Bank, governing our 8.375% Senior Notes due 2011

•	First Supplemental Indenture to the Indenture, dated as of May 22, 2002, between us and The Bank of Nova Scotia Trust Company of New York, as trustee, governing our 7.625% Senior Notes due 2012

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On March 19, 2003, after the Securities and Exchange Commission issued an Order of Suspension of Trading, the New York Stock Exchange (“NYSE”) suspended trading in our common stock, which was then listed under the symbol HRC. That same day, Standard & Poor’s announced that it removed our common stock from the S&P 500 Index. The NYSE continued the trading halt and eventually delisted our common stock. On March 25, 2003, immediately following the delisting from the NYSE, our stock began trading in the over-the-counter “Pink Sheets” market under the symbol HLSH.

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

Holders

As of September 30, 2005, there were 397,224,001 shares of HealthSouth common stock issued and outstanding, net of treasury shares, held by approximately 8,572 holders of record.

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

Recent Sales of Unregistered Securities

Between December 2003 and August 2005 we sold an aggregate of 280,750 shares of common stock to various employees pursuant to the exercise of outstanding stock options in transactions that were not registered under the Securities Act of 1933. The aggregate consideration for these sales was $1,116,460. In 2004 we issued

468,057 shares of restricted stock to various directors and executive officers in reliance on Section 4(2) of the Securities Act of 1933, as amended. There was no monetary consideration for the issuances of restricted stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, “Securities Authorized for Issuance Under Equity Compensation Plans,” which is incorporated herein by reference.

Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

We derived the selected historical consolidated financial data presented below for the years ended December 31, 2004, 2003, and 2002 from our audited consolidated financial statements and related notes included elsewhere in this filing. We derived the selected historical consolidated financial data presented below for the years ended December 31, 2001 and 2000 from our audited consolidated financial statements and related notes included in our Form 10-K for the fiscal years ended December 31, 2003 and 2002. You should refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to our accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial condition or results of operations. In addition, you should note the following information regarding the selected historical consolidated financial data presented below.

•	Certain previously reported financial results have been reclassified to conform to the current year presentation. Such reclassifications primarily relate to facilities closed in 2004 that qualify under Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to be reported as discontinued operations. We reclassified our consolidated financial statements for the years ended December 31, 2003, 2002, 2001, and 2000 to show the results of those qualifying facilities in 2004 as discontinued operations.

•	During the preparation of our financial statements for the year ended December 31, 2004, we identified errors in our financial statements for the year ended December 31, 2003 and for prior periods. These errors primarily related to (i) the overstatement of approximately $10.0 million of property and equipment from a 1993 acquisition; (ii) the improper recording of a prepaid expense of approximately $5.4 million relating to a lease entered into in 1999; (iii) bookkeeping errors relating to our accounting for partnership interests and the initial formation of two partnerships of approximately $4.4 million; (iv) certain tax errors discussed below; and (v) certain other miscellaneous items amounting to approximately $0.7 million. We corrected these errors in our financial statements for the year ended December 31, 2004, which resulted in an overstatement of our Loss from continuing operations before income tax expense (benefit) and cumulative effect of accounting change of approximately $20.5 million. In addition, we corrected in 2004 certain prior year tax errors relating primarily to the improper calculation of the deferred tax liability attributable to the book and tax basis differences in certain partnerships. The correction of these errors reduced our 2004 Provision for income tax expense (benefit) by approximately $18.5 million. The net impact of these corrections increases our 2004 Net loss by approximately $2.0 million for the year ended December 31, 2004. We do not believe these adjustments are material to the consolidated financial statements for the year ended December 31, 2004 or to any prior years’ consolidated financial statements. As a result, we have not restated any prior period amounts.

•

Included in our net loss for 2004, 2003, 2002, 2001, and 2000 are property and equipment and goodwill and other intangible asset impairment charges of $56.2 million, $468.3 million, $103.7 million, $0.2 million, and $10.4 million, respectively. These charges were recorded as a result of experiencing continued significant decreases in projected revenue and operating profit at numerous facilities and significant changes in the business climate over this five-year period. We performed impairment analyses and calculated the fair value of our long-lived assets with the assistance of a third-party valuation specialist using a combination of discounted cash flows and market valuation models based on competitors’ multiples of revenue, gross profit, and other financial ratios. These impairment charges are shown separately as a component of operating loss within the consolidated statements of operations, excluding $0.4 million, $18.0 million and $1.6 million of impairment charges in 2004, 2002, and 2001, respectively, related to certain closed facilities which are included in discontinued operations.

•	In 2003, our net loss includes the cost related to our settlement with the United States Securities and Exchange Commission (the “SEC”) and certain additional settlements, as well as legal fees related to this litigation and certain other actions brought against us. Also, as a result of the Medicare Program Settlement, our 2002 net loss includes a $347.7 million charge as Government and class action settlements expense. For additional information, see Note 20, Medicare Program Settlement, Note 21, SEC Settlement, and Note 22, Contingencies and Other Commitments, to our accompanying consolidated financial statements.

•	As noted throughout this filing, significant changes have occurred at HealthSouth since the events of March 19, 2003. The steps taken to stabilize our business and operations, provide vital management assistance, and coordinate our legal strategy came at significant financial cost. Our net loss includes professional fees associated with the reconstruction and restatement of our previously issued consolidated financial statements of approximately $206.2 million in 2004 and $70.6 million in 2003.

•	We recorded the cumulative effect of an accounting change in both 2003 and 2002. Effective January 1, 2003, we adopted the provisions of FASB Statement No. 143, Accounting for Asset Retirement Obligations, and recorded a related charge of approximately $2.5 million. On January 1, 2002, we recorded a charge of approximately $48.2 million as a result of the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets, related to an impairment of goodwill of our diagnostic segment.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(In Thousands Except Per Share Data)
Income Statement Data:
Net operating revenues	$3,753,781	$3,909,421	$3,903,888	$3,499,393	$3,451,031

Salaries and benefits	1,727,415	1,700,537	1,728,780	1,602,920	1,608,589
Professional and medical director fees	83,502	84,221	100,941	83,238	87,453
Supplies	377,766	395,515	357,131	329,010	338,812
Other operating expenses	733,774	837,786	894,046	834,615	825,362
Provision for doubtful accounts	128,779	131,330	134,556	97,711	186,882
Depreciation and amortization	199,490	198,526	232,048	346,706	351,472
Loss (gain) on disposal of assets	8,664	(15,152)	88,685	35,095	104,889
Impairment of goodwill	—	335,623	—	—	—
Impairment of intangible assets	1,185	—	19,297	—	—
Impairment of long-lived assets	55,025	132,722	84,398	216	10,387
Government and class action settlements expense	—	170,949	347,716	—	8,248
Professional fees—reconstruction and restatement	206,244	70,558	—	—	—
(Gain) loss on early extinguishment of debt	(45)	(2,259)	(9,644)	5,136	1,615
Interest expense and amortization of debt discounts and fees	305,652	268,065	254,649	311,028	290,515
Interest income	(13,101)	(7,309)	(6,858)	(7,459)	(8,540)
(Gain) loss on sale of investments	(3,601)	15,811	(12,491)	651	36,545
Equity in net income of nonconsolidated affiliates	(9,949)	(15,769)	(15,320)	(16,909)	(27,351)
Minority interests in earnings of consolidated entities	94,974	99,775	92,066	60,746	70,653

	3,895,774	4,400,929	4,290,000	3,682,704	3,885,531

Loss from continuing operations	(141,993)	(491,508)	(386,112)	(183,311)	(434,500)
Provision for income tax expense (benefit)	11,914	(39,753)	20,343	(44,899)	(76,584)

(Loss) income from discontinued operations, net of income tax expense	(20,563)	19,654	(12,180)	(52,813)	(6,327)

Cumulative effect of accounting change, net of income tax expense	—	(2,456)	(48,189)	—	—

Net loss	$(174,470)	$(434,557)	$(466,824)	$(191,225)	$(364,243)

Weighted average common shares outstanding:
Basic	396,423	396,132	395,520	390,485	386,626

Diluted*	397,625	405,831	408,321	415,163	407,061

Basic and diluted loss per share:
Loss from continuing operations, net of tax	$(0.39)	$(1.14)	$(1.03)	$(0.35)	$(0.93)
Discontinued operations, net of tax	(0.05)	0.05	(0.03)	(0.14)	(0.01)
Cumulative effect of accounting change, net of tax	—	(0.01)	(0.12)	—	—

Net loss per common share	$(0.44)	$(1.10)	$(1.18)	$(0.49)	$(0.94)

*	Per share diluted amounts are treated the same as basic per share amounts, because the effect is antidilutive.

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash and marketable securities	$453,769	$469,173	$93,100	$66,464	$89,629
Restricted cash	242,984	174,857	24,031	31,694	2,130
Working capital (deficit)	13,355	167,036	(490,477)	(83,601)	(20,464)
Total assets	4,082,993	4,209,703	4,536,700	4,578,267	4,739,389
Long-term debt, including current portion	3,510,651	3,521,034	3,506,760	3,557,317	3,572,091
Shareholders’ (deficit) equity	(1,109,420)	(963,837)	(528,759)	(111,507)	39,696

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

As described in detail in Item 1, Business, the past several years have been marked by profound turmoil and change. During this period, a significant portion of our time and attention has been devoted to matters primarily outside the ordinary course of business such as replacing our executive management team, cooperating with federal investigators, restructuring our finances, and reconstructing our accounting records. We have also devoted substantial resources to improving fundamental business systems including our corporate governance functions, financial controls, and operational infrastructure. At the same time, our accounting staff and outside professionals have spent more than one million hours completing the reconstruction of our books and the restatement of our previously issued 2001 and 2000 consolidated financial statements.

While we have been primarily focused on responding to these pressing challenges, our business, and the health care market in general, have continued to evolve. On the positive side, health care sector growth continues to outpace the economy in response to an aging U.S. population and other factors. In addition, the delivery of health care services is migrating to outpatient and post-acute care environments, which suits our business model. On the other hand, we are experiencing pricing pressure in the markets we serve, as well as increased competition. For example, the 75% Rule, which is described in greater detail later in this Item, presents a very significant operating challenge as it limits our ability to treat Medicare patients in our largest division. In addition to the significant volume volatility created by the 75% Rule, our inpatient division is facing lower unit pricing as a result of recent changes to the prospective payment system applicable to our inpatient rehabilitation facilities (“IRF-PPS”). These two factors have combined to create a very challenging operating environment for us.

On the whole, our core business remains sound. We continue to be the largest provider of ambulatory surgery and rehabilitative health care services in the United States, with (as of December 31, 2004) approximately 1,300 facilities and 40,000 full- and part-time employees. We believe that we are responding to challenges in the inpatient market as well as or better than our competitors, which may lead to potential consolidation opportunities in the future. In addition, despite the serious financial, operational, and legal difficulties we have faced and continue to face, our business is generating significant cash. Under ordinary circumstances, we think these factors could create important competitive advantages. Unfortunately, we have significant issues to overcome before we can capitalize on any of these potential advantages or other competencies.

Our Business

Our business is currently divided into four primary operating divisions—inpatient, surgery centers, outpatient, and diagnostic—and a fifth division that manages certain other revenue producing activities and corporate functions. These five divisions correspond to our five reporting segments discussed later in this Item and throughout this annual report.

Inpatient. Our inpatient division, which comprises the majority of our net operating revenues and is our most profitable division, provides treatment at (as of December 31, 2004) 94 inpatient rehabilitation facilities (“IRFs”), 9 long-term acute care hospitals (“LTCHs”), and 152 satellites of inpatient facilities providing primarily outpatient care. This division continues to be the market leader in inpatient rehabilitation services in terms of revenues, number of IRFs, and patients served. Between 2002 and 2003, our inpatient division performed well due primarily to Medicare reimbursement changes, discussed later in this Item, which rewarded efficient providers. In 2004, operating earnings of this division remained stable due largely to treating higher acuity patients and stricter expense controls. However, as discussed below, the 75% Rule and recent IRF-PPS changes are likely to have a materially negative impact on future results of operations for 2005 and beyond.

Surgery Centers. Our surgery centers division, which is our second largest division in terms of net operating revenues, operates (as of December 31, 2004) 177 freestanding ambulatory surgery centers (“ASCs”) and 3 surgical hospitals. Our surgery centers segment’s net operating revenues declined from 2002 to 2004. Since March 2003, the division has struggled due in large part to an inability to efficiently resyndicate (i.e., sell ownership interests in) its partnership portfolio and its inability to control supply costs. Since January 2005, resyndication activity has improved, and we are working on new processes to improve operating room efficiency, decrease supply costs, and optimize staffing. We expect this division to benefit as outpatient procedures continue to migrate to the more efficient ASC environment. However, potential benefits from industry growth may be offset by physician partners who are demanding a higher ownership interest in our partnerships, thereby lowering our share of partnership earnings.

Outpatient. Our outpatient division currently provides outpatient therapy services (as of December 31, 2004) at 765 HealthSouth facilities and 39 facilities managed under contract by us. This division’s performance was disappointing between 2002 and 2004, due primarily to poor operational systems and increased competition from physician-owned physical therapy sites. We continue to try to improve margins by closing underperforming facilities and by making operational improvements within the division, and we believe these initiatives will begin to produce positive results.

Diagnostic. Our diagnostic division operates (as of December 31, 2004) 96 diagnostic imaging centers. This division’s performance declined from 2002 to 2004 due to poor margins for the diagnostic market in general and strong competition from physician-owned diagnostic service centers. We are beginning to see stabilization of both net operating revenues and operating earnings, which we believe is due in part to payor pressures to decrease perceived over-utilization of diagnostic services by physician-owned diagnostic service centers. We are also beginning to see same-center growth. We continue to focus on operational improvements to increase our margins.

As shown by the following charts, our inpatient and surgery centers divisions made up approximately 80% of 2004 net operating revenues and almost 90% of 2004 Consolidated Adjusted EBITDA (as defined in this Item,

“Consolidated Results of Operations,”) from our four primary operating divisions. For a reconciliation of loss from continuing operations to Consolidated Adjusted EBITDA, see this Item, “Consolidated Adjusted EBITDA.”

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

Key Challenges

Although our business is continuing to generate substantial revenues, and market factors appear to favor our outpatient and post-acute care business model, we still have several immediate internal and external challenges to overcome before we can realize significant improvements in our business, including:

•	Operational Improvements. We need to improve our operational efficiency, particularly in our surgery centers, outpatient, and diagnostic divisions. This includes streamlining our division management structure, continuing to consolidate or divest underperforming facilities, implementing standardized performance metrics and practices, and ensuring high quality care. We also will strive to reduce operational variation within each division.

•	Price Pressure. We are seeing downward pressure on prices in our markets, from both commercial and government payors. We anticipate continuing price pressure in all our divisions. For example, recent IRF-PPS changes are likely to have a materially negative impact on inpatient revenues. In addition, Medicare has frozen ASC pricing through 2009, and there are additional efforts underway to modify ASC pricing that could have a material impact on our operations.

•	Single-Payor Exposure. Medicare comprises approximately 45% of our consolidated net operating revenues and approximately 70% of our largest division’s revenues. Consequently, single-payor exposure presents a serious risk. In particular, the 75% Rule, which is discussed in more detail in Item 1, Business, and later in this Item, presents a significant operating risk. Our inpatient division has begun to deny admissions of certain types of patients at most locations to ensure continued compliance with the 75% Rule. We project this reduction in patient census, unless mitigated, will have a materially adverse impact on the inpatient segment’s financial position, results of operations, and cash flows.

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

•	Declining Ownership Share of Surgery Centers. Like most other ASCs, the majority of our centers are owned in partnership with surgeons and other physicians who perform procedures at the centers. As a result of increased competition in the ASC market and other factors, physicians are demanding increased equity participation in ASCs. Consequently, we expect to see our percentage ownership of centers within our ASC portfolio decline over time, thereby reducing our share of partnership earnings from our ASCs.

•	Leverage. We are highly leveraged and must reduce our debt to decrease our annual debt service cost. We had $3.5 billion in long-term debt as of December 31, 2004, and we made cash payments for interest of approximately $281 million in 2004. We estimate we will expend $285 million in interest payments in 2005. Our high leverage increases our cost of capital, decreases our net income, and prevents us from taking advantage of potential growth opportunities. In addition, certain trends in our business, including declining revenues resulting from the 75% Rule, acute care volume weakness, recent IRF-PPS changes, and continued weakness in our surgery centers division, could make it difficult for us to meet certain financial covenants—particularly relating to debt coverage ratios—contained in our amended and restated credit agreement, senior subordinated credit agreement, and term loan agreement. Although we are in compliance with these covenants as of the filing of this annual report and believe we will be in compliance with these as of December 31, 2005, we believe that at some point in 2006, we may be in jeopardy of violating certain financial covenants. If we were to violate these covenants, and were unable to obtain waivers of such violations or otherwise arrange financing with amended debt coverage ratios, our business and results of operations could be materially and adversely affected. We will, of course, continue to monitor our compliance with all of our debt covenants and, if we feel that we are likely to violate any covenant, we will seek to obtain the necessary relief.

•	Settlement Costs. In addition to being highly leveraged, we have significant cash obligations we must meet in the near future as a result of recent settlements with various federal agencies. Specifically, we will be paying the remaining balance (or approximately $190 million, excluding interest, as of September 30, 2005) of our $325 million settlement to the United States in quarterly installments over the next two years to satisfy our obligations under a settlement described in Item 1, Business, “Medicare Program Settlement.” Furthermore, we will pay $100 million to the SEC in five installments over a two year period beginning in the fourth quarter of 2005, as described in Item 1, Business, “SEC Settlement.”

•	Continuing Investigations and Litigation. We face continuing government investigations, as well as numerous class action and individual lawsuits, all of which will consume considerable management attention and company resources and could result in substantial additional payments and fines.

•	Reconstruction and Restatement Costs. We paid approximately $257 million in 2004 and approximately $154 million in the first three quarters of 2005 in connection with the restructuring of our financial reporting processes, internal accounting controls, and managerial operations, and the reconstruction and restatement of our consolidated financial statements. We anticipate incurring additional related costs in the future, although we expect these costs to decline over time.

•	Access to Public Markets. It will likely be the latter part of 2006, at the earliest, before we can meet the registration requirements of the Securities Act of 1933 and thereby have access to public capital markets. Because our internal controls are still ineffective, it may be difficult to file our 2005 Form 10-K on a timely basis, which could extend the time it will take for us to satisfy the registration requirements of the Securities Act. Consequently, we will not have access to public capital markets until the latter part of 2006, at the earliest, which will make it more difficult to grow our business.

•

Periodic Report Filing Requirements. The agreements governing our indebtedness contain covenants that require us to file our periodic reports on a timely basis beginning with the 2005 Form 10-K. If we are unable to file our 2005 Form 10-K and other periodic reports on a timely basis beginning in 2006, which may be difficult given the status of our internal controls, we likely will have to negotiate a waiver of that requirement or otherwise refinance that indebtedness, which will likely result in significant expense to us. If we are unable to negotiate a waiver or otherwise refinance that debt, the resulting default could have a materially adverse affect on our business, results of operations, and cash flows.

Strategic Plan

Although management’s attention recently has been focused on a range of tactical issues critical to HealthSouth’s survival, our new executive management team has spent considerable time developing a comprehensive strategic plan for the next three to five years that is focused on HealthSouth’s future, not its past. The plan, which has been approved by the Special Committee of our board of directors, is divided into the following three phases:

•	Phase 1—Operational Focus. Because our limited borrowing capacity precludes our ability, in the near term, to grow through developing new facilities, we must generate additional cash flow from operating activities by improving operational performance in all our operating divisions. In the first phase, we plan to focus on key operational initiatives such as mitigating the impact of the 75% Rule, realizing significant operating performance improvements in each division through standardization of labor and supply chain practices and reduction of fixed costs, completing additional surgery center resyndications, and improving our robust quality agenda. In addition, we plan to establish an appropriate internal control environment, pilot new post-acute care services, and establish our business development capabilities. Phase I has already begun.

•	Phase 2—Operational/Growth Focus. In this phase, we will continue building out an appropriate internal control environment. We will also continue making operational improvements by developing ways to use our size to create supply chain efficiencies and to identify and disseminate operational best practices in patient care, sales, and payor contracting. Assuming we are successful in achieving our targeted operational improvements in Phase I and mitigating the impact of the 75% Rule, we anticipate we will generate sufficient additional cash flow from operating activities to enable us to take advantage of selected development opportunities in the post-acute and surgery markets. Specifically, we plan to build new IRFs, LTCHs, and surgery centers in target markets. During this phase, we also plan to grow promising new post-acute services that are complementary to our existing services.

•	Phase 3—Growth Focus. The third phase will be more outward looking. We plan to continue to acquire or build IRFs and LTCHs in target markets, develop new ASCs, grow new post-acute care businesses, and evaluate potential acquisitions.

We are into the first phase of our strategic plan, and we are already making significant strides. For example, we have cured long-term debt defaults and increased our liquidity. We are continuing to cooperate with government investigations and have entered into key settlements with the government and various private parties. Operationally, we have replaced the presidents of each of our primary operating divisions, reorganized these divisions by eliminating unnecessary management layers, increased productivity, divested underperforming facilities, and worked to improve operational systems. We are also beginning to implement mitigation strategies for the 75% Rule in our inpatient facilities, enhance the resyndication process for our ASCs, and implement new information systems to improve cash collections in our diagnostic division.

We believe our strategic plan capitalizes on our strengths, market direction, and legitimate growth opportunities. We are implementing a realistic operational plan and creating the appropriate infrastructure—organization, policies, protocols, systems, and information—to support it. Finally, we are setting priorities based on resources and with our long-range goals of quality, profitability, and shareholder value at the forefront of our minds.

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

During 2004, 2003, and 2002, we derived consolidated net operating revenues from the following payor sources:

	For the year ended December 31,
	2004	2003	2002
Medicare	45.0%	42.8%	38.0%
Medicaid	2.3%	2.1%	2.4%
Workers’ compensation	8.1%	9.4%	10.7%
Managed care and other discount plans	31.2%	31.3%	33.1%
Other third-party payors	5.4%	6.7%	8.4%
Patients	2.8%	2.4%	2.2%
Other income	5.2%	5.3%	5.2%

Total	100.0%	100.0%	100.0%

We provide our patient care services through four primary operating divisions and certain other services through a fifth operating division. These five divisions correspond to our five reporting segments discussed in this Item, “Segment Results of Operations,” and throughout this annual report.

When reading our consolidated statements of operations, it is important to recognize the following items included within our results of operations:

•	Impairments. During 2004, we recorded an impairment charge of approximately $55.0 million to reduce the carrying value of property and equipment and an impairment charge of $1.2 million to reduce the carrying value of amortizable intangibles of certain operating facilities to their estimated fair market value. During 2003, we recorded a charge of approximately $335.6 million for the impairment of goodwill and an additional charge of approximately $132.7 million for the impairment of certain long-lived assets. During 2002, we recorded an impairment charge of approximately $84.4 million to reduce the carrying value of property and equipment and an impairment charge of $19.3 million to reduce the carrying value of amortizable intangibles of certain operating facilities to their estimated fair market value. These charges are discussed in more detail in this Item, “Segment Results of Operations,” Note 6, Property and Equipment, and Note 7, Goodwill and Other Intangible Assets, to our accompanying consolidated financial statements.

•	Government and class action settlements expense. In 2003, our net loss includes the cost related to our settlement with the United States Securities and Exchange Commission (the “SEC”) and certain additional settlements, as well as legal fees related to this litigation and certain other actions brought against us. For additional information, see Note 21, SEC Settlement, and Note 22, Contingencies and Other Commitments, to our accompanying consolidated financial statements.

As a result of the Medicare Program Settlement, as discussed in more detail in Note 20, Medicare Program Settlement, to our accompanying consolidated financial statements, we recorded a total charge of $347.7 million during 2002 as Government and class action settlements expense. Of this charge, approximately $194.0 million, $96.5 million, and $57.2 million have been allocated to our inpatient, outpatient, and corporate and other segments, respectively. Although the Medicare Program Settlement was made on a global basis rather than a claim-by-claim basis, our allocation was based upon our evaluation of the damages asserted by the United States Department of Justice (the “DOJ”) civil division on a claim-by-claim basis and our analysis of the value of those claims.

•

Professional fees—reconstruction and restatement. As noted throughout this annual report, significant changes have occurred at HealthSouth since the events of March 19, 2003. The steps taken to stabilize our business and operations, provide vital management assistance, and coordinate our legal strategy came at significant financial cost. During 2004 and 2003, professional fees associated with the reconstruction of our financial records and restatement of our previously issued 2001 and 2000 consolidated financial statements approximated $206.2 million and $70.6 million, respectively. For similar amounts spent during the first three quarters of 2005, see this Item, “Liquidity and Capital Resources—Funding Commitments.”

•	Gain on early extinguishment of debt. In each year, we recorded a gain on early extinguishment of debt due to our termination of certain capital leases or various credit agreements, or the repurchase of various bonds. The most significant amount was recorded in 2002, when we recognized a $9.6 million gain on early extinguishment of debt. During 2002, we repurchased portions of various bonds for $457.1 million prior to their scheduled maturity dates. The repurchase amounts were less than the carrying amounts of these bonds and resulted in an approximate $25.8 million gain on the extinguishment of debt.

This gain was offset by a $13.9 million loss from a real estate transaction with First Cambridge, as discussed in more detail in Note 19, Related Party Transactions, to our accompanying consolidated financial statements. The remaining $2.3 million of loss on early extinguishment of debt in 2002 is due to the refinancing of our 1998 Credit Agreement and the write-off of $2.3 million of unamortized loan costs in association with this transaction. For more information regarding these transactions, please see Note 9, Long-term Debt, to our accompanying consolidated financial statements.

•	Cumulative effect of an accounting change, net of tax. We recorded the cumulative effect of an accounting change in both 2003 and 2002. Effective January, 1, 2003, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 143, Accounting for Asset Retirement Obligations, and recorded a related charge of approximately $2.5 million. On January 1, 2002, we recorded a charge of approximately $48.2 million as a result of the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets, related to an impairment of goodwill of our diagnostic segment.

•	Out-of-Period Adjustments. During the preparation of our financial statements for the year ended December 31, 2004, we identified errors in our financial statements for the year ended December 31, 2003 and for prior periods. These errors primarily related to (i) the overstatement of approximately $10.0 million of property and equipment from a 1993 acquisition; (ii) the improper recording of a prepaid expense of approximately $5.4 million relating to a lease entered into in 1999; (iii) bookkeeping errors relating to our accounting for partnership interests and the initial formation of two partnerships of approximately $4.4 million; (iv) certain tax errors discussed below; and (v) certain other miscellaneous items amounting to approximately $0.7 million. We corrected these errors in our financial statements for the year ended December 31, 2004, which resulted in an overstatement of our Loss from continuing operations before income tax expense (benefit) and cumulative effect of accounting change of approximately $20.5 million and an understatement of our EBITDA by approximately $13.7 million. In addition, we corrected in 2004 certain prior year tax errors relating primarily to the improper calculation of the deferred tax liability attributable to the book and tax basis differences in certain partnerships. The correction of these errors reduced our 2004 Provision for income tax expense (benefit) by approximately $18.5 million. The net impact of these corrections increases our 2004 Net loss by approximately $2.0 million for the year ended December 31, 2004. We do not believe these adjustments are material to the consolidated financial statements for the year ended December 31, 2004 or to any prior years’ consolidated financial statements. As a result, we have not restated any prior period amounts.

•	Reclassifications due to discontinued operations. During 2004, we closed 3 inpatient rehabilitation facilities, 41 outpatient rehabilitation facilities, 5 surgery centers, 10 diagnostic centers, and 2 other facilities that meet the requirements of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to be reported as discontinued operations. We reclassified our previously reported financial results for the years ended December 31, 2003 and 2002 to show the results of those qualifying facilities in 2004 as discontinued operations.

From 2002 through 2004, our consolidated results of operations were as follows:

	For the year ended December 31,			Percentage Change
				2004 vs. 2003	2003 vs. 2002
	2004	2003	2002
	(In Thousands)
Net operating revenues	$3,753,781	$3,909,421	$3,903,888	(4.0)%	0.1%

Operating expenses:
Salaries and benefits	1,727,415	1,700,537	1,728,780	1.6%	(1.6)%
Professional and medical director fees	83,502	84,221	100,941	(0.9)%	(16.6)%
Supplies	377,766	395,515	357,131	(4.5)%	10.7%
Other operating expenses	733,774	837,786	894,046	(12.4)%	(6.3)%
Provision for doubtful accounts	128,779	131,330	134,556	(1.9)%	(2.4)%
Depreciation and amortization	199,490	198,526	232,048	0.5%	(14.4)%
Loss (gain) on disposal of assets	8,664	(15,152)	88,685	(157.2)%	(117.1)%
Impairment of goodwill, intangible assets and long-lived assets	56,210	468,345	103,695	(88.0)%	351.7%
Government and class action settlements expense	—	170,949	347,716	(100.0)%	(50.8)%
Professional fees—reconstruction and restatement	206,244	70,558	—	192.3%	N/A

Total operating expenses	3,521,844	4,042,615	3,987,598	(12.9)%	1.4%
Gain on early extinguishment of debt	(45)	(2,259)	(9,644)	(98.0)%	(76.6)%
Interest expense and amortization of debt discounts and fees	305,652	268,065	254,649	14.0%	5.3%
Interest income	(13,101)	(7,309)	(6,858)	79.2%	6.6%
(Gain) loss on sale of investments	(3,601)	15,811	(12,491)	122.8%	(226.6)%
Equity in net income of nonconsolidated affiliates	(9,949)	(15,769)	(15,320)	(36.9)%	2.9%
Minority interests in earnings of consolidated affiliates	94,974	99,775	92,066	(4.8)%	8.4%

Loss from continuing operations before income tax expense (benefit) and cumulative effect of accounting change	(141,993)	(491,508)	(386,112)	71.1%	(27.3)%
Provision for income tax expense (benefit)	11,914	(39,753)	20,343	(130.0)%	(295.4)%

Loss from continuing operations before cumulative effect of accounting change	(153,907)	(451,755)	(406,455)	65.9%	(11.1)%
(Loss) income from discontinued operations, net of income tax expense	(20,563)	19,654	(12,180)	(204.6)%	261.4%

Loss before cumulative effect of accounting change	(174,470)	(432,101)	(418,635)	59.6%	(3.2)%
Cumulative effect of accounting change, net of income tax expense	—	(2,456)	(48,189)	100.0%	94.9%

Net loss	$(174,470)	$(434,557)	$(466,824)	59.9%	6.9%

Operating Expenses as a % of Net Operating Revenues

	For the year ended December 31,
	2004	2003	2002
Salaries and benefits	46.0%	43.5%	44.3%
Professional and medical director fees	2.2%	2.2%	2.6%
Supplies	10.1%	10.1%	9.1%
Other operating expenses	19.5%	21.4%	22.9%
Provision for doubtful accounts	3.4%	3.4%	3.4%
Depreciation and amortization	5.3%	5.1%	5.9%
Loss (gain) on disposal of assets	0.2%	(0.4)%	2.3%
Impairment of goodwill, intangible assets, and long-lived assets	1.5%	12.0%	2.7%
Government and class action settlements expense	0.0%	4.4%	8.9%
Professional fees—reconstruction and restatement	5.5%	1.8%	0.0%

Total operating expenses as a % of net operating revenues	93.8%	103.4%	102.1%

Net Operating Revenues

Our consolidated net operating revenues primarily include revenues derived from patient care services provided by one of our four primary operating segments. It also includes other revenues generated from management and administrative fees, trainer income, operation of the conference center located on our corporate campus, and other non-patient care services.

The decrease in our consolidated net operating revenues from 2003 to 2004 was due primarily to volume decreases within our surgery centers, outpatient, and diagnostic segments. The volume decline within our surgery centers segment was due to the limited resyndication activity which occurred in 2004. Volume decreases within both our outpatient and diagnostic segments were due to competition from physician-owned similar sites.

In spite of the negative publicity and turmoil surrounding the company in 2003, consolidated net operating revenues remained relatively flat year over year. Although our segments experienced significant declines in volume related to the negative publicity and other competitive factors, our segments achieved improved payor mix and price increases to offset the decline in volume.

Salaries and Benefits

Salaries and benefits represents the most significant cost to us and includes all amounts paid to full- and part-time employees, including all related costs of benefits provided to employees. It also includes amounts paid for contract labor.

Salaries and benefits grew as a percent of net operating revenues during 2004. This was due to rising costs associated with group medical and workers’ compensation across all of our segments, increased use of contract labor within our inpatient segment, and an inability to further adjust minimal staffing levels within our diagnostic segment. Due to staffing shortages for therapists and nurses, our inpatient segment was forced to increase its use of higher-priced contract labor to properly care for its patients during 2004. As discussed further in this Item, “Segment Results of Operations—Diagnostic,” our diagnostic segment reached minimal staffing levels and could not further adjust its staffing levels with the declining volumes experienced in 2004. All of the above contributed to the increase in salaries and benefits as a percent of net operating revenues during the year.

During 2003, our full time equivalents decreased by approximately 1,200 employees, as we adjusted our staffing levels for the volume declines experienced by our operating segments and reduced our workforce at our corporate headquarters. However, the average cost per full time equivalent increased due to the rising costs of medical and other benefits and workers’ compensation expenses. These rising costs offset the cost savings anticipated from the reduction in full time equivalents and resulted in only a 1.6% decrease in salaries and benefits from 2002 to 2003.

Professional and Medical Director Fees

Professional and medical director fees include fees paid under contracts with radiologists, medical directors, and other clinical professionals at our centers for services provided.

The change in professional and medical director fees from 2003 to 2004 was not material. Professional and medical director fees decreased from 2002 to 2003 due primarily to the termination of contracts associated with Alabama Sports Medicine and Orthopedic Center due to relationships and conflicts of interests, as well as high costs associated with these contracts.

Supplies

Supplies include costs associated with supplies used while providing patient care at our facilities. Examples include pharmaceuticals, implants, bandages, food, and other similar items. In each year, our inpatient and surgery centers segments comprise over 78% of our supplies expense.

The decrease in supplies expense from 2003 to 2004 was due to the closure of Metro West hospital in September 2004 offset slightly by an increase in supplies expense in our inpatient segment due to increasing costs associated with supplies and the higher acuity of our patients in 2004. Higher acuity results in increased costs associated with supplies, especially in drug costs.

Over 85% of the increase in supplies from 2002 to 2003 was due to the acquisition of Metro West hospital in November 2002. During 2003, we incurred a full year of Metro West’s operating expenses, including approximately $32.9 million related to supplies expense.

Other Operating Expenses

Other operating expenses include costs associated with managing and maintaining our operating facilities as well as the general and administrative costs related to the operation of our corporate office. These expenses include such items as repairs and maintenance, utilities, contract services, rent, and insurance.

Other operating expenses also include software development costs. During 2004, 2003, and 2002, we provided funding to Source Medical for the HCAP software development, as discussed in more detail in Note 8, Investment in and Advances to Nonconsolidated Affiliates, to our accompanying consolidated financial statements. During 2004, 2003, and 2002, $5.3 million, $11.8 million and $25.3 million, respectively, were provided to Source Medical.

The decrease in other operating expenses from 2003 to 2004 primarily related to decreased operating expenses within our inpatient segment. Continuing a trend seen in 2003, our inpatient segment’s operating expenses decreased in 2004 as the segment continued to digest the change to the Prospective Payment System (“PPS”) from 2002 and faced the challenge of mitigating the 75% Rule impact on its net operating revenues.

The decrease in other operating expenses from 2002 to 2003 was due to increased expenses at our inpatient segment offset by reduced expenses at our corporate and other segment. Operating expenses increased at our inpatient segment due to an increase in the acuity of patients serviced in 2003, as discussed in more detail within the “Segment Results of Operations” section below, and the net increase of two inpatient facilities during the year. These increased costs were offset by a reduction in discretionary spending as a result of the events of March 19, 2003. We decreased our discretionary spending on items such as office supplies, telephone, travel and entertainment, meetings, contract services, media production, contributions, airplane and hangar rent, software development costs, and event sponsorships. However, we incurred $70.6 million in Professional fees—reconstruction and restatement, during 2003, as discussed above.

Provision for Doubtful Accounts

Our provision for doubtful accounts remained consistent as a percent of net operating revenues from 2003 to 2004. Although we made progress collecting aged receivables and implementing improved cash collections procedures within our diagnostic and surgery centers segments, our inpatient segment experienced an increase in its provision for doubtful accounts. For more information, please see this Item, “Segment Results of Operations.”

From 2002 to 2003, the provision for doubtful accounts remained consistent as a percent of net operating revenues. During 2003, our inpatient segment was able to decrease its provision for doubtful accounts through continued significant improvements in collections precipitated by consistent application of policies around the identification, pursuit, and recording of bad debts which began in 2001. Our provision for doubtful accounts also decreased due to the increase in the percent of our net operating revenues from Medicare, as bad debts have not historically been associated with Medicare as a payor. However, these improvements in the provision for doubtful accounts were offset by cash collections difficulties within our diagnostic segment. See “Segment Results of Operations—Diagnostic” within this Item for more information regarding the provision for doubtful accounts in our diagnostic segment.

Depreciation and Amortization

From 2003 to 2004, our depreciation and amortization expense increased by less than 1%. Although depreciation and amortization expense decreased within our operating segments due to closure of facilities, impairment charges, and an increase in fully depreciated assets, depreciation and amortization expense within our corporate and other segment increased due to the reduction in useful lives made to the property and equipment of the Birmingham Medical Center in anticipation of the transfer of the Birmingham Medical Center’s certificate of need for 219 licensed beds to the Digital Hospital.

The decrease in depreciation and amortization expense from 2002 to 2003 was primarily due to the sale of assets and closure of facilities during 2003, primarily in our outpatient and diagnostic segments.

Loss (Gain) on Disposal of Assets

The net loss on disposal of assets in 2004 primarily resulted from facility closures in our outpatient and diagnostic segments. Continuing volume declines and competition in these segments forced us to close additional underperforming facilities in 2004. The net gain on disposal of assets in 2003 primarily resulted from the sale of our inpatient facility in Reno, Nevada.

As part of our reconstruction process for the year ended December 31, 2002, we performed a complete physical inventory of our facilities. We removed all items we could not locate from the fixed assets system and adjusted the general ledger accordingly. For facilities that were closed, we removed any asset not physically located from the fixed asset system and the general ledger as of the facility’s closure date. As a result of this procedure, we incurred a charge of approximately $35.6 million, which is included in Loss (gain) on disposal of assets in our 2002 consolidated statement of operations. The remainder of the 2002 loss on disposal of assets is primarily attributable to the sale of the Wentworth Nursing Home by our inpatient segment.

Interest Expense and Amortization of Debt Discounts and Fees

We are a highly leveraged company with over $3.5 billion of debt as of December 31, 2004. This high debt level results in high debt service costs, with cash paid for interest expense approximating $281 million in 2004.

The increase in interest expense from 2003 to 2004 was the result of higher average borrowing rates in 2004. In 2003, our average borrowing rate was 7.6% compared to an average rate of 8.7% in 2004. The average borrowing rate increased due to the repayment of our 3.25% convertible subordinated debentures with proceeds from a 10.375% senior subordinated credit agreement. For more information regarding the 3.25% convertible subordinated debentures and 10.375% senior subordinated credit agreement, see Note 9, Long-term Debt, to our accompanying consolidated financial statements.

Interest expense increased during 2003 primarily due to increased average interest rates on our borrowings. As a result of the events of March 19, 2003, our interest rate increased to “default rates” on our then-existing credit agreement. Our average borrowing rate on all debt in 2003 was 7.6% compared to 7.2% in 2002. These increased rates resulted in an increase in interest expense of approximately $14.6 million in 2003. Increased interest expense related to higher rates was offset by lower average borrowings during 2003. Average borrowings declined by approximately $16.8 million in 2003 over 2002, providing an offset of approximately $1.2 million to interest expense.

(Gain) Loss on Sale of Investments

In each year presented in our consolidated statements of operations, the net gain or loss on sale of investments was primarily comprised of numerous individually insignificant transactions related to less than 100% owned entities, including investments in nonconsolidated affiliates. In 2004, the net gain on sale of investments was solely comprised of these types of transactions. In 2002 and 2003, the net gain or loss on sale of investments also includes the realized gains and losses recorded on the sale of marketable securities, as discussed in more detail below. In 2002, the net gain on sale of investments also includes the termination of an interest rate swap. For more information regarding this interest rate swap, see Note 9, Long-term Debt, to our accompanying consolidated financial statements.

During 2003, we sold our investment in HealthTronics for approximately $3.7 million and recognized a gain on the sale of approximately $0.7 million. With the sale of this investment, we eliminated all of our investments in marketable securities. During 2002, we sold our investment in BEI Medical’s common stock for approximately $1.2 million, realizing a gain on this sale of approximately $0.7 million. For more information regarding our marketable securities, see Note 5, Marketable Securities, to our accompanying consolidated financial statements.

Equity in Net Income of Nonconsolidated Affiliates

The decrease in Equity in Net Income of Nonconsolidated Affiliates from 2003 to 2004 is primarily due to higher year-over-year operating expenses at three of our nonconsolidated surgery centers.

Minority Interests in Earnings of Consolidated Affiliates

Minority interests in earnings of consolidated affiliates represent the share of net income or loss allocated to members or partners in our consolidated entities. For 2002 through 2004, the number and average external ownership interest in these consolidated entities were as follows:

	As of and for the year ended December 31,
	2004	2003	2002
Active consolidated affiliates	276	322	324
Average external ownership interest	32.1%	32.5%	32.6%

Of our active consolidated affiliates at December 31, 2004, approximately 78% of them are in our inpatient and surgery centers segments. Fluctuations in Minority interests in earnings of consolidated affiliates generally follow the same trends as our inpatient and surgery centers segments.

Loss from Continuing Operations Before Income Tax Expense (Benefit) and Cumulative Effect of Accounting Change

The decrease in our Loss from continuing operations before income tax expense (benefit) and cumulative effect of accounting change (“loss from continuing operations”) from 2003 to 2004 is primarily due to the 12.9% decrease in operating expenses year over year. Operating expenses decreased as a result of the $412.1 million decrease in impairment charges and a $170.9 million decrease in Government and class actions settlements expense offset by a $135.7 million increase in Professional fees—reconstruction and restatement. Increased interest expense during 2004 (as a result of higher average borrowing rates), as discussed above, also offset the decrease in operating expenses.

The increase in our loss from continuing operations from 2002 to 2003 is due to the 1.4% increase in total operating expenses while our net operating revenues remained relatively flat. In addition to the increase in our operating expenses, we incurred increased interest expense (as a result of higher average borrowing rates) and an increased loss on sale of investments (due to the interest rate swap gain recorded in 2002).

Provision for Income Tax Expense (Benefit)

We realized an $11.9 million tax expense from continuing operations in 2004 as compared to a $39.8 million tax benefit in 2003. HealthSouth Corporation and its subsidiaries file separate income tax returns in a number of states, some of which result in current state income tax liabilities. Such state income taxes increased in 2004 by approximately $3.0 million. Further, intraperiod allocation of taxes between continuing operations and discontinued operations resulted in an $11.3 million tax benefit to continued operations in 2003 as a result of tax expense associated with discontinued operations. Finally, deferred taxes increased by approximately $20 million to reflect the change in the noncurrent deferred taxes associated with certain indefinite lived assets.

We realized a $39.8 million tax benefit from continuing operations in 2003 as compared to a $20.3 million tax expense in 2002. Substantially all of this difference relates to the fact that we realized a $25.6 million deferred tax benefit due to the reduction of the deferred tax liability associated with certain indefinite lived assets. This reduction was the result of an impairment of goodwill in 2003. In 2002, a deferred tax expense of $30.6 million was initially provided to reflect the increase in the deferred tax liability associated with these assets. Additionally, HealthSouth Corporation and its subsidiaries file separate income tax returns in a number of states, some of which result in current state income tax liabilities. The current state income tax liability in 2003 is approximately $11.0 million less than in 2002 as a function of decreased pre-tax state income.

In 2002, a net tax expense of $20.3 million was provided on continuing operations. The current portion is comprised of a tax benefit which results from our estimate that we will be able to carry back a portion of our current federal net operating loss pursuant to the provisions of the Job Creation and Worker Assistance Act of 2002 (the “Worker Assistance Act”), enacted by Congress on March 9, 2002. The Worker Assistance Act extended the carryback period to 5 years for net operating losses incurred in 2001 and 2002 only. Additionally, HealthSouth Corporation and its subsidiaries file separate income tax returns in a number of states, some of which result in current state income tax liabilities. The current state income tax liability in 2002 increased approximately $13.4 million from 2001 as a function of increased pre-tax state income. A deferred tax expense of $30.6 million was provided in 2002 to reflect the increase in a deferred tax liability associated with certain indefinite life assets, as compared to a deferred tax expense of $9.4 million provided on these assets in 2001. This liability is recorded as it is not able to be relieved through the realization of deferred tax assets.

Consolidated Adjusted EBITDA

Management continues to believe that an understanding of Consolidated Adjusted EBITDA is an important measure of operating performance, leverage capacity, our ability to service our debt, and our ability to make capital expenditures for our stakeholders.

We use Consolidated Adjusted EBITDA on a consolidated basis to assess our operating performance. We believe it is meaningful because it provides investors a means to basis using criteria that are used by our internal decision makers. Our internal decision makers believe Consolidated Adjusted EBITDA is a meaningful measure, because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons and benchmarking between segments. Additionally, our management believes the inclusion of professional fees associated with litigation, financial restructuring, government investigations, forensic accounting, creditor advisors, accounting reconstruction, audit and tax work associated with the reconstructions process, and the implementation of Sarbanes-Oxley Section 404 and non-ordinary course charges incurred after March 19, 2003 and related to our overall corporate restructuring distort within EBITDA their ability to efficiently assess and view the core operating trends on a consolidated basis and within segments. Additionally, we use Consolidated Adjusted EBITDA as a significant criterion in our determination of performance-based cash bonuses and stock awards. We reconcile consolidated Adjusted EBITDA to loss from continuing operations.

We also use Consolidated Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is also a component of certain material covenants contained within and defined by our amended and restated credit agreement, as discussed in more detail in Note 9, Long-term Debt, to our accompanying consolidated financial statements. These covenants are material terms of these agreements because they govern several of our credit agreements, which in turn represent a substantial portion of our capitalization. Non-compliance with these financial covenants under our credit facilities—our interest coverage ratio and our leverage ratio—could result in the lenders requiring us to immediately repay all amounts borrowed. Any such acceleration could also lead the investors in our public debt to accelerate their maturity. In addition, if we cannot satisfy these financial covenants in the indenture governing the credit agreements, we cannot engage in certain activities, such as incurring additional indebtedness, making certain payments, acquiring and disposing of assets. Consequently, Consolidated Adjusted EBITDA is critical to our assessment of our liquidity.

In general terms, the definition of Consolidated Adjusted EBITDA, per our amended and restated credit agreement, allows us to add back to Consolidated Adjusted EBITDA charges of the type classified as “Restructuring Charges” on or prior to June 30, 2005. Costs which we classify as “Restructuring Charges” include professional fees associated with certain litigation, financial restructuring, government investigations, forensic accounting, creditor advisors, accounting reconstruction, audit and tax work associated with the reconstruction process, and the implementation of Sarbanes-Oxley §404 and non-ordinary course charges incurred after March 19, 2003 related to our overall corporate restructuring. In addition, we are permitted under various credit agreements to continue to add back to EBITDA professional fees associated with the class action and shareholder derivative litigation.

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

From 2002 through 2004, our Consolidated Adjusted EBITDA was as follows:

Reconciliation of Loss from Continuing Operations to Consolidated Adjusted EBITDA

	For the year ended December 31,
	2004	2003	2002
	(In Thousands)
Loss from continuing operations	$(153,907)	$(454,211)	$(454,644)
Provision for income tax expense (benefit)	11,914	(39,753)	20,343
Cumulative effect of accounting change, net of income tax expense	—	2,456	48,189
Depreciation and amortization	199,490	198,526	232,048
Loss (gain) on disposal of assets	8,664	(15,152)	88,685
Impairment charges	56,210	468,345	103,695
Gain on early extinguishment of debt	(45)	(2,259)	(9,644)
Interest expense and amortization of debt discounts and fees	305,652	268,065	254,649
Interest income	(13,101)	(7,309)	(6,858)
(Gain) loss on sale of marketable securities and termination of interest rate swap	—	(698)	(23,617)

Consolidated Adjusted EBITDA before government and class action settlements expense and professional fees—reconstruction and restatement	414,877	418,010	252,846
Government and class action settlements expense	—	170,949	347,716
Professional fees—reconstruction and restatement	206,244	70,558	—

Consolidated Adjusted EBITDA	$621,121	$659,517	$600,562

Reconciliation of Consolidated Adjusted EBITDA to Net Cash Provided by Operating Activities

	For the year ended December 31,
	2004	2003	2002
	(In Thousands)
Consolidated Adjusted EBITDA	$621,121	$659,517	$600,562
Professional fees—reconstruction and restatement	(206,244)	(70,558)	—
Interest expense and amortization of debt discounts and fees	(305,652)	(268,065)	(254,649)
Interest income	13,101	7,309	6,858
Provision for doubtful accounts	128,779	131,330	134,556
Amortization of debt issue costs, debt discounts, and fees	21,838	7,831	9,200
Amortization of restricted stock	614	(2,932)	542
(Gain) loss on sale of investments, excluding marketable securities and interest rate swap	(3,601)	16,509	11,126
Equity in net income of nonconsolidated affiliates	(9,949)	(15,769)	(15,320)
Minority interest in earnings of consolidated affiliates	94,974	99,775	92,066
Distributions from nonconsolidated affiliates	17,029	8,561	17,644
Stock-based compensation	(460)	—	(1,356)
Current portion of income tax provision	(17,253)	14,196	10,255
Other operating cash provided by discontinued operations	24,017	(31,478)	14,884
Change in assets and liabilities, net of acquisitions	35,601	683	(27,961)

Net Cash Provided by Operating Activities	$413,915	$556,909	$598,407

Consolidated Adjusted EBITDA decreased from 2003 to 2004 due primarily to the decrease in our net operating revenues, as discussed above. Consolidated Adjusted EBITDA in 2003 increased primarily as a result of our efforts to reduce discretionary spending during the year and headcount reductions at our corporate headquarters.

Impact of Inflation

Overall, inflation has not had a material impact on our operations during recent years. Unless inflation increases significantly, it is not expected to materially adversely affect our results of operations in the near term.

Relationships and Transactions with Related Parties

HealthSouth and its prior management and board of directors engaged in numerous relationships and transactions with related parties. These transactions involved certain venture capital firms, investments, real property, and indebtedness of management. For more information on our historic relationships and transactions with related parties, please see Item 13, Certain Relationships and Related Transactions, of this report, and Note 8, Investment in and Advances to Nonconsolidated Affiliates, Note 11, Shareholders’ Deficit, and Note 19, Related Party Transactions, to our accompanying consolidated financial statements.

As part of our restructuring process, we have eliminated our interests in and relationships with related parties. These types of transactions are not material to our ongoing operations, and therefore, will not be presented as a separate discussion within this Item. When these relationships or transactions were significant to our results of operations during the years ended December 31, 2004, 2003, or 2002, information regarding the relationship or transaction(s) have been included within this Item.

Segment Results of Operations

Our internal financial reporting and management structure is focused on the major types of services provided by HealthSouth. We currently provide various patient care services through four operating divisions and certain other services through a fifth division, which correspond to our five reporting business segments: (1) inpatient, (2) surgery centers, (3) outpatient, (4) diagnostic, and (5) corporate and other. For additional information regarding our business segments, including a detailed description of the services we provide and financial data for each segment, please see Item 1, Business, and Note 23, Segment Reporting, to our accompanying consolidated financial statements. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

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

Our inpatient segment operates IRFs, LTCHs, and skilled nursing units and provides treatment on both an inpatient and outpatient basis. As of December 31, 2004, our inpatient segment operated 94 freestanding IRFs, 9 LTCHs, and 152 outpatient facilities near our IRFs or LTCHs. In addition to HealthSouth facilities, our inpatient segment manages 13 inpatient rehabilitation units and 2 gamma knives. Our inpatient segment also has 11 therapy staffing contracts with acute care providers. Our inpatient facilities are located in 28 states, with a concentration of facilities in Texas, Pennsylvania, Florida, Tennessee, and Alabama. We also have facilities in Puerto Rico and Australia.

For the years ended December 31, 2004, 2003, and 2002, our inpatient segment comprised approximately 53.8%, 51.1%, and 48.3%, respectively, of consolidated net operating revenues. For 2002 through 2004, this segment’s operating results were as follows:

	For the year ended December 31,
	2004	2003	2002
	(In Thousands)
Inpatient
Net operating revenues	$2,020,409	$1,997,963	$1,887,420
Operating expenses*	1,583,496	1,561,460	1,546,735

Operating earnings	$436,913	$436,503	$340,685

Discharges	121	119	117
Outpatient visits	2,167	2,317	2,506

	(Not In Thousands)
Full time equivalents	19,859	19,430	19,065
Average length of stay	16.0 days	16.3 days	16.5 days

*	Includes divisional overhead, but excludes corporate overhead allocation. See Note 23, Segment Reporting, to our accompanying consolidated financial statements. Includes the effect of minority interests in earnings of consolidated affiliates and equity in net income of nonconsolidated affiliates.

During 2004, 2003, and 2002, inpatient’s net operating revenues were derived from the following payor sources:

	For the year ended December 31,
	2004	2003	2002
Medicare	70.2%	70.6%	64.0%
Medicaid	2.6%	2.3%	3.0%
Workers’ compensation	3.3%	3.8%	4.4%
Managed care and other discount plans	14.9%	14.4%	17.1%
Other third-party payors	6.5%	6.2%	8.6%
Patients	0.1%	0.1%	0.0%
Other income	2.4%	2.6%	2.9%

Total	100.0%	100.0%	100.0%

Our inpatient segment’s payor mix is weighted heavily towards Medicare. Effective January 1, 2002, our IRFs began receiving Medicare reimbursements under PPS. Under IRF-PPS, our IRFs receive fixed payment amounts per discharge based on certain rehabilitation impairment categories established by the Department of Health and Human Services. With PPS, our facilities retain the difference, if any, between its fixed payment from Medicare and its operating costs. Thus, our facilities are rewarded for being high quality, low cost providers. During 2003, the segment operated seven LTCHs that converted to LTCH-PPS and began receiving fixed payment amounts per discharge based on diagnosis-related groups determined by the Department of Health and Human Services. For additional information regarding Medicare reimbursement, please see the “Sources of Revenue” section of Item 1, Business, of this annual report.

Over the past few years, the portion of our inpatient segment’s net operating revenues attributable to Medicare has grown, with Medicare contributing approximately 70% of inpatient’s net operating revenues in 2003 and 2004. This was due in part to the fact that many of the health conditions treated at our inpatient facilities are associated with aging, and increased marketing efforts have focused on these areas, such as the stroke campaign which began in 2002. As a result, new business has come from Medicare patients. Furthermore, we now have 9 LTCHs in operation. These LTCHs provide specialized acute care for medically complex patients who are critically ill with multi-system complications and/or failures and require long hospitalizations. The majority of these patients are covered by the Medicare program since Medicare utilization in an LTCH can exceed 90%.

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

75% Rule

On May 7, 2004, the United States Centers for Medicare and Medicaid Services (formerly the Healthcare Financing Administration) (“CMS”) issued a final rule that stipulates revised Medicare classification criteria that a facility is required to meet to be considered an IRF by Medicare. The 75% Rule, as revised, became effective July 1, 2004. It is discussed in more detail in Item 1, Business, “Sources of Revenue.” The 75% Rule generally provides that to be considered an IRF, and to receive reimbursement for services under the IRF-PPS methodology, 75% of a facility’s total patient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions. The 75% Rule is being phased in over a three-year period that began on July 1, 2004. Thus, full compliance will be required for cost reporting periods beginning on or after July 1, 2007.

Our inpatient division has begun to reduce or refocus admissions at most locations to ensure continued compliance with the phase-in schedule for the 75% Rule. We project this reduction in census, unless mitigated, will have a materially adverse impact on the inpatient segment’s net operating revenues. We previously estimated that the 75% Rule could negatively impact our net operating revenues by $95 million to $100 million in 2005. Our inpatient division is taking steps to mitigate the impact of the 75% Rule, and we previously estimated the impact to our net operating revenues to be approximately $50 million to $55 million when our mitigation strategies are taken into consideration. In our recently filed 2003 annual report, we noted that at the end of the second quarter of 2005, as many of our facilities approached the end of their cost reporting years, we saw a greater than anticipated decline in inpatient volumes, a significant portion of which we believed to be attributable to the 75% Rule. We continue to see decline in inpatient volumes which we believe to be attributable to the 75% Rule and weakness in acute care volumes. Accordingly, the financial impact of the 75% Rule we previously estimated will be greater than previously estimated, but it is difficult to separate the impact of the 75% Rule from other factors affecting inpatient volume. Our mitigation strategy is discussed in Item 1, Business, “Operating Divisions—Inpatient.” We are also participating with the rest of the industry to help educate various governmental agencies and policy makers about the efficacy of inpatient rehabilitative care.

PPS Final Rule

On August 15, 2005, CMS published a final rule, as amended by the subsequent correction notice published on September 30, 2005, that updates the IRF-PPS for the federal fiscal year 2006 (which covers discharges occurring on or after October 1, 2005 and on or before September 30, 2006). Although the final rule increases market basket payments by 3.6%, it makes several other adjustments that we estimate will result in a net reduction in reimbursement to us. For example, the final rule (1) reduces the standard payment rates by 1.9%, (2) implements changes to Case-Mix Groups, comorbidity tiers, and relative weights, (3) updates the formula for the low income patient payment adjustment, (4) adopts the new geographic labor market area definitions based on the definitions created by the Office of Management and Budget known as Core-Based Statistical Areas, (5) implements new and revised payment adjustments on a budget-neutral basis, (6) implements a new indirect medical education teaching adjustment, and (7) incorporates several other modifications to Medicare reimbursement for IRFs. Although CMS predicted that overall payments to IRFs nationwide would increase by 3.4%, we estimate that the revised IRF-PPS will reduce Medicare reimbursement to our IRFs by 3.5% to 4%, primarily owing to the changes to Case-Mix Groups, comorbidity tiers, and relative weights. We estimate this net impact on reimbursement will reduce our inpatient division’s net operating revenues by approximately

$10 million during the fourth quarter of 2005 and approximately $40 million on an annualized basis. These estimates do not take into account potential changes in our case-mix resulting from our compliance with the 75% Rule, which could have the effect of increasing the acuity of our case-mix and therefore reducing the overall net impact of the IRF-PPS changes.

Net Operating Revenues

Net operating revenues of our inpatient segment increased by 1.1% from 2003 to 2004. This increase is primarily due to the higher net revenue per discharge, or improvement in our reimbursement per case, as well as a 2.3% increase in discharges. The increase in net operating revenues per discharge is due primarily to the 1.4% increase in the segment’s Case Mix Index (“CMI”). An increase in CMI indicates that our patients have a higher acuity. For Medicare, which was 70% of inpatient’s 2004 net operating revenues, the result of an increase in CMI is an increased payment to the segment. In addition, a market basket adjustment of 3.1% was received from Medicare in October 2004. A market basket adjustment is made to Medicare rates by the Department of Health and Human Services to provide an economic adjustment that is often passed on to providers. The increased reimbursements were offset by a 6.5% decrease in outpatient visits due primarily to increased competition from physicians offering physical therapy within their own offices. Due to this increased competition and resulting decrease in outpatient visits, we evaluated our outpatient satellite sites and closed 23 sites during 2004.

In 2003, our inpatient segment yielded an approximate 5.9% increase in net operating revenues due to higher net revenue per discharge, or improvement in our reimbursement per case, as well as a 1.0% increase in discharges. The increase in net operating revenues per discharge is due primarily to the increase in the segment’s CMI during the year. In addition, a market basket adjustment of 3.0% was received from Medicare in October 2003. The increased reimbursements were offset by a 7.6% decrease in outpatient visits. The decrease in outpatient net operating revenue occurred as a result of a clarification in Medicare outpatient billing regulations that resulted in more therapy being provided in group settings verses individual sessions. Competition from physicians offering physical therapy within their own offices also contributed to the decrease in outpatient visits in 2003.

Operating Expenses

Salaries and Benefits

Salaries and benefits comprised over 55% of inpatient’s operating expenses in each year.

From 2003 to 2004, salaries and benefits increased by $57.9 million, or 6.4%. Approximately 65% of the increase is due to costs associated with annual merit increases and increases in group medical expenses and workers’ compensation costs. The remainder of the increase in salaries and benefits is due to an increase of 429 full-time equivalents due to the increased acuity of our patients, as discussed above. In addition, staffing shortages for both therapists and nurses resulted in the increased use of higher priced contract labor in order to provide appropriate care for our patients.

Salaries and benefits increased by $56.3 million, or 6.6%, from 2002 to 2003. Approximately 74% of the increased costs associated with salaries and benefits are due to annual merit increases and significant increases in group medical expenses and workers’ compensation costs. From 2002 to 2003, the segment experienced an approximate 4.7% increase in benefit costs. The remainder of the increase in salaries and benefits is due to an increase in full-time equivalents of 365. This increase in full time equivalents is primarily the result of increased patient acuity and the net increase of 2 facilities during 2003.

Supplies

Supplies expense increased by $13.7 million, or 12.7% from 2003 to 2004. Approximately $1.0 million of the increase is attributable to increased volume in 2004, while the remainder of the increase is due to increased costs of supplies and the higher acuity of our patients in 2004. Higher acuity correlates to a higher cost patient, especially in drug expenses.

From 2002 to 2003, supplies expense increased by $5.9 million, or 5.8%. This increase is primarily due to the increased CMI year over year.

Provision for Doubtful Accounts

Our inpatient segment’s provision for doubtful accounts fluctuated between 1.5% of net operating revenues and 2.5% of net operating revenues from 2002 through 2004. From 2003 to 2004, inpatient’s business office focused more on remediation of revenue cycle internal controls (as discussed in more detail in Item 9A, Controls and Procedures) and less on collection activities, causing the provision for doubtful accounts to increase from 1.6% of net operating revenues in 2003 to 2.2% of net operating revenues in 2004.

Our inpatient segment was able to decrease its provision for doubtful accounts from 2.4% of net operating revenues in 2002 to 1.6% of net operating revenues in 2003 through significant improvements in collections precipitated by consistent application of policies around the identification, pursuit, and recording of bad debts during the year. This decrease in the provision for doubtful accounts is also attributable to the increase in the percent of our net operating revenues from Medicare, as bad debts have not historically been associated with Medicare as a payor.

All Other Operating Expenses

All other operating expenses decreased by 12.1% from 2003 to 2004 and continued the trend experienced from 2002 to 2003. As the inpatient segment digested the change to PPS from 2002, faces the challenge of mitigating the 75% Rule impact on net operating revenues, and realigns expenses going forward, a broad range of expenses was eliminated by the segment in this category during 2004.

From 2002 to 2003, all other operating expenses decreased by 6.2%. These expenses decreased as a result of no Medicare Program Settlement recorded in 2003 and a $25.9 million net gain on asset disposals recorded during the year. The net gain on asset disposals was primarily the result of the sale of our inpatient facility in Reno, Nevada. These decreases were offset by increased operating expenses associated with the higher acuity patients serviced in 2003, the net increase of two facilities during the year, and increased insurance costs. Higher acuity patients utilize more therapeutic and diagnostic services, such as dialysis and MRIs, which increase our costs.

Inpatient’s all other operating expenses in 2002 include certain impairment charges. We examined all of our facilities for impairment in 2002, as a result of both continuing losses at certain facilities and the substantial decline in our stock price during the last six months of 2002. Based on this review, we recorded an impairment charge of approximately $5.5 million in 2002 to reduce the carrying value of amortizable intangibles of certain facilities to their estimated fair market value. We also recorded an impairment charge of $2.5 million to reduce the carrying value of long-lived assets of certain facilities to their estimated fair market value. We determined the fair value of these impaired assets based on the discounted future cash flows of these facilities using an average weighted average discount rate of 10.5%.

During 2002, our inpatient segment also recorded a net loss on disposal of assets of approximately $40.4 million relating primarily to the sale of Wentworth Nursing Home. As a result of the Medicare Program Settlement, as discussed in more detail in Note 20, Medicare Program Settlement, to our accompanying consolidated financial statements, and in this Item, “Consolidated Results of Operations,” our inpatient segment recorded a charge of $194.0 million during 2002 as Government and class action settlements expense.

Operating Earnings

Operating earnings remained relatively stable from 2003 to 2004, increasing by only $0.4 million. Although our inpatient segment experienced increased inpatient volume during 2004, operating earnings increased only slightly due to increased costs associated with salaries and benefits and the provision for doubtful accounts, as discussed above. Operating earnings increased from 2002 to 2003 as inpatient volumes remained strong as the segment focused on expense management and billing and collection practices.

Surgery Centers

We operate one of the largest networks of ASCs in the United States. As of December 31, 2004, we provided these services through the operation of our network of approximately 177 freestanding ASCs and 3 surgical hospitals in 36 states, with a concentration of centers in California, Texas, Florida, North Carolina, and Pennsylvania.

Our surgery centers provide the facilities and medical support staff necessary for physicians to perform non-emergency surgical procedures in more than a dozen specialties, such as orthopedic, GI, ophthalmology, plastic, and general surgery. For 2002 through 2004, this segment’s operating results were as follows:

	For the year ended December 31,
	2004	2003	2002
	(In Thousands)
Surgery Centers
Net operating revenues	$852,834	$909,306	$912,770
Operating expenses*	764,270	962,982	803,279

Operating earnings (loss)	$88,564	$(53,676)	$109,491

Cases	740	773	794

	(Not In Thousands)
Full time equivalents	4,977	5,099	5,037

*	Includes divisional overhead, but excludes corporate overhead allocation. See Note 23, Segment Reporting, to our accompanying consolidated financial statements. Includes the effect of minority interests in earnings of consolidated affiliates and equity in net income of nonconsolidated affiliates.

During the years ended December 31, 2004, 2003, and 2002, our surgery centers segment derived its net operating revenues from the following payor sources:

	For the year ended December 31,
	2004	2003	2002
Medicare	17.9%	16.3%	16.4%
Medicaid	2.7%	2.4%	2.4%
Workers’ compensation	10.6%	12.3%	13.0%
Managed care and other discount plans	55.2%	51.6%	52.7%
Other third-party payors	0.5%	6.1%	5.8%
Patients	11.3%	9.3%	7.8%
Other income	1.8%	2.0%	1.9%

Total	100.0%	100.0%	100.0%

Our commercial revenues, which are included in “Other third-party payors” in the above chart, declined by approximately 47% from 2003 to 2004. Management believes this decline is the result of an overall industry shift away from commercial plans to managed care and other discount plans. Net operating revenues from cases where the patient has primary financial responsibility increased in each year. We minimize our collection risk associated with these cases by enforcing collection procedures at the time of service.

The number of cases performed by our centers is a key metric utilized by the segment to regularly evaluate its performance. The segment’s primary operating expenses include salaries and benefits and supplies. Salaries and benefits represents the most significant cost to the segment and includes all amounts paid to full- and part-time employees at our centers, as well as all related costs of benefits provided to employees. Supply costs include all expenses associated with medical supplies used while providing patient care at our centers. Such costs include sterile disposables, pharmaceuticals, implants, and other similar items.

Like most other ASCs, the majority of our centers are owned in partnership with surgeons and other physicians who perform procedures at the centers. As existing physician partners retire or change geographic location, it is important that the surgery centers segment periodically provide other physicians with opportunities to purchase ownership interests in our ASCs in order to maintain or increase case volumes and net operating revenues. Attracting new physician investors who intend to maintain an active practice promotes, we believe, partnership interest in and support for continuing investments in necessary facility improvements as well as a general focus on quality. Our ability to resyndicate our partnerships is a key success factor for our surgery centers segment.

Since March 2003, our surgery centers segment has struggled due in large part to an inability to efficiently resyndicate its partnership portfolio and its inability to control supply costs. Although the segment’s net operating revenues remained relatively flat from 2002 to 2003, we believe the segment’s revenue performance was due in large part to overall growth in the industry rather than solid execution during that time. As discussed in more detail below, the net operating revenues of our surgery centers segment decreased by approximately 6% from 2003 to 2004.

Net Operating Revenues

In both 2004 and 2003, our surgery centers segment experienced a decline in the number of cases performed by our centers. Management attributes the decline in each year to its inability to resyndicate its partnership interest in each center and the negative publicity HealthSouth received as a result of the events of March 19, 2003. Because of our inability to report financial information during 2003 and 2004, there was no resyndication activity during 2003 and minimal activity during the latter half of 2004. In 2004, declining volumes contributed to an approximate $39.0 million decrease in net operating revenues, while in 2003, declining volumes contributed to an approximate $23.6 million decrease in net operating revenues.

In 2004, the segment experienced an approximate 1.9% decrease in pricing that also negatively impacted net operating revenues by approximately $16.6 million. However, in 2003, the segment was able to achieve increased pricing on its services to almost offset the negative impact on net operating revenues during the year.

The remainder of the 2004 decrease in net operating revenues is primarily attributable to a decrease in rental income associated with subleases that were terminated during the year.

Operating Expenses

Salaries and Benefits

In each year, salaries and benefits represents over 29% of our surgery centers segment’s operating expenses.

Salaries and benefits decreased by approximately $5.7 million, or 2.0%, from 2003 to 2004. This decrease is primarily attributable to a reduction of 122 full time equivalents year over year due to the decline in the number of cases performed by our surgery centers and the segment’s focus to improve operational performance and productivity.

During 2003, salaries and benefits increased by approximately $11.2 million, or 4.0%. Approximately 69% of this increase is due to annual merit increases coupled with increased costs associated with employee medical benefits. The remainder is due to the addition of 62 full time equivalents in 2003. As noted above, our surgery centers’ performance in 2003 was primarily the result of overall growth in the industry, rather than solid execution by our management. Although case volumes declined in 2003, our surgery centers segment did not adjust its staffing levels appropriately.

Supplies

From 2003 to 2004, supplies expense remained relatively flat. Although the average supply cost per case increased by approximately 4.6% year over year, there was a decrease in supplies used during the year due to the decline in the number of cases in 2004.

Supplies represents over 20% of our surgery centers segment’s operating expenses in each year, making it important for our ASCs to appropriately manage and monitor these costs. However, these costs were not appropriately managed after the events of March 19, 2003. Many of our facilities purchased excess levels of supplies in fear of a cash shortage by HealthSouth or in an effort to maintain relationships with certain vendors. As a result of these actions and other unfavorable vendor terms, supplies expense increased by $8.7 million, or approximately 4.5%, in 2003.

Provision for Doubtful Accounts

Historically, the provision for doubtful accounts of our surgery centers segment ranged from 3.0% to 4.0% of net operating revenues. However, in 2004, this segment was able to decrease its provision for doubtful accounts to 1.8% of net operating revenues. This decrease is due to the positive impact of segment-wide business office manager training, outsourced billing statements (which provided consistent delivery and appearance of statements), and utilization of an outside collection agency during 2004. In 2003 and 2002, the provision for doubtful accounts of our surgery centers segment consistently remained within the historical range for the segment.

All Other Operating Expenses

All other operating expenses decreased by approximately 40.0% from 2003 to 2004 due primarily to a $172.1 million reduction in impairment charges year over year. Although impairment charges decreased significantly year over year, our surgery centers segment’s 2004 operating expenses include a $4.2 million charge for the impairment of long-lived assets. Due to facility closings and facilities experiencing negative cash flow from operations, we examined all of our facilities for impairment. The above impairment charge is the result of that review.

From 2002 to 2003, all other operating expenses increased by approximately 47.6%. This increase is due to the $176.2 million goodwill impairment charge recorded by the surgery centers segment in 2003. We performed an impairment review as required by FASB Statement No. 142 as of October 1, 2003 and concluded that a potential goodwill impairment existed in our surgery centers segment. The amount of the impairment, which was determined by calculating the implied fair value of goodwill, primarily recognizes the decline in the expected future operating performance of our surgery centers.

The impairment charge was offset by decreased discretionary spending during 2003, as a result of the events of March 19, 2003, for items such as travel, meetings, entertainment, charitable donations, and event sponsorships. The segment also cancelled a contract for e-procurement at the end of 2002 that reduced 2003’s operating expenses by $4.9 million.

Our surgery centers segment’s operating expenses in 2002 also included impairment charges. As of December 31, 2002, we examined all of our facilities for impairment, as both continuing losses at certain facilities and the substantial decline in our stock price during the last six months of 2002 indicated that numerous triggering events had occurred. Based on this review, we recorded an impairment charge of approximately $6.2 million to reduce the carrying value of amortizable intangibles to their estimated fair market value and an impairment charge of approximately $29.4 million to reduce the carrying value of certain long-lived assets to their estimated fair market value. We determined fair market value using discounted future cash flows and a weighted average discount rate of 10.5%.

Operating Earnings (Loss)

Operating earnings of our surgery centers segment increased by approximately $142.2 million from 2003 to 2004. Although the segment experienced a decline in net operating revenues, the segment decreased its provision for doubtful accounts (as discussed above) and did not record a goodwill impairment charge in 2004, thus improving its operating results.

As noted earlier in this Item, our surgery centers were able to maintain their net operating revenues in 2003, but struggled due in large part to an inability to resyndicate its partnership portfolio and control supply costs. During 2003, the segment also recorded an impairment charge of $176.2 million related to goodwill. These issues can be seen in the decline in operating earnings from 2002 to 2003.

Outpatient

We are one of the largest operators of free standing outpatient rehabilitation facilities in the United States. As of December 31, 2004, we provided outpatient rehabilitative health care services through approximately 765 HealthSouth facilities and 39 facilities managed under contract by us. We have locations in 44 states, with a concentration of centers in Florida, Texas, New Jersey, and Missouri.

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

For 2002 through 2004, this segment’s operating results were as follows:

	For the year ended December 31,
	2004	2003	2002
	(In Thousands)
Outpatient
Net operating revenues	$487,232	$577,518	$653,288
Operating expenses*	449,740	628,185	637,532

Operating earnings (loss)	$37,492	$(50,667)	$15,756

Visits	4,756	5,727	6,919

	(Not In Thousands)
Full time equivalents	5,240	6,198	7,308

*	Includes divisional overhead, but excludes corporate overhead allocation. See Note 23, Segment Reporting, to our accompanying consolidated financial statements. Includes the effect of minority interests in earnings of consolidated affiliates and equity in net income of nonconsolidated affiliates.

For the years ended December 31, 2004, 2003, and 2002, outpatient’s net operating revenues were derived from the following payor sources:

	For the year ended December 31,
	2004	2003	2002
Medicare	12.2%	9.5%	8.2%
Medicaid	0.6%	1.0%	0.9%
Workers’ compensation	24.2%	26.6%	27.5%
Managed care and other discount plans	47.6%	45.3%	43.5%
Other third-party payors	6.6%	8.4%	10.1%
Patients	1.2%	1.2%	1.1%
Other income	7.6%	8.0%	8.7%

Total	100.0%	100.0%	100.0%

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

Net Operating Revenues

From 2002 to 2004, patient visits to our outpatient facilities decreased by over two million visits. This decreased volume negatively impacted net operating revenues by approximately $90.6 million in 2004 and approximately $103.7 million in 2003. Management attributes the volume decline in each year to increased competition from physician-owned physical therapy sites, expiration of noncompete agreements from prior acquisitions, and the negative publicity HealthSouth received after the events of March 19, 2003. The volume impact of these factors resulted in the net closure of 92 facilities in 2004 and 135 facilities during 2003, which accounted for approximately $45.8 million and $18.8 million, respectively, of the total volume decrease in each year. The remainder of the decrease in each year represents the impact of the above factors on our facilities that remained open.

Although volumes decreased in 2004 and 2003, our outpatient segment was able to achieve higher net patient revenue per visit, increasing this metric by $1 per visit in 2004 and $6 per visit in 2003. The increased net patient revenue per visit yielded approximately $5.4 million and $37.1 million in additional net operating revenues during 2004 and 2003, respectively. The increase per visit in each year is due to the segment’s examination and elimination of managed care contracts with low reimbursement rates, a price increase on most services, and the segment’s clinical focus on more manual therapy services that result in higher net revenues per visit.

During 2004 and 2003, non-patient revenues decreased by $5.1 million and $9.2 million, respectively, due to facility closures and contract terminations during the year.

Operating Expenses

Salaries and Benefits

Salaries and benefits represent over 47% of outpatient’s operating expenses in each year.

In 2004 and 2003, salaries and benefits decreased by $32.4 million, or 10.8%, and $48.1 million, or 13.8%, respectively. The majority of this decrease is due to the closure of facilities in 2004 and 2003, as described above, which resulted in a 958 and a 1,110 decrease in full-time equivalents, respectively, year-over-year. This decrease in full-time equivalents in each year decreased salaries and benefits by approximately $46.5 million and $53.0 million in 2004 and 2003, respectively. Decreased costs associated with fewer full-time equivalents were offset by increasing costs associated with employee benefits in both years.

Provision for Doubtful Accounts

From 2002 through 2004, the provision for doubtful accounts of our outpatient segment consistently remained between 2.0% and 4.0% of net operating revenues.

All Other Operating Expenses

All other operating expenses decreased by approximately 48.0% from 2003 to 2004. This decrease primarily resulted from a $135.8 million decrease in impairment charges year over year. Triggering events related to facility closings and facilities experiencing negative cash flow from operations resulted in the segment recognizing an impairment charge of $3.0 million related to long-lived assets and $1.2 million related to intangible assets in 2004. We wrote these assets down to zero, or their estimated fair value, based on expected negative operating cash flows of these facilities in future years.

From 2002 to 2003, all other operating expenses increased by approximately 13.3% due primarily to impairment charges recorded during 2003. As a result of the events of March 19, 2003, we performed an impairment review, as required by FASB Statement No. 142, and concluded that a potential goodwill impairment existed in the outpatient segment. We calculated the implied fair value of the outpatient segment’s goodwill and determined that the outpatient segment’s goodwill was impaired by $135.9 million. Our outpatient segment also recorded a $4.1 million impairment charge related to long-lived assets in 2003. Increased operating expenses due to impairment charges were offset slightly by a decrease in depreciation and amortization expense due to the net closure of 135 facilities and the expiration of numerous noncompete agreements in 2003.

In 2002, all other operating expenses include the Medicare Program Settlement. As a result of the Medicare Program Settlement, as discussed in more detail in Note 20, Medicare Program Settlement, to our accompanying consolidated financial statements, and in this Item, “Consolidated Results of Operations,” our outpatient segment recorded a charge of $96.5 million during 2002 as Government and class action settlements expense.

During 2002, our outpatient segment also recorded $14.9 in impairment charges. As of December 31, 2002, we examined all of our facilities for impairment, as both continuing losses at certain facilities and the substantial decline in our stock price during the last six months of 2002 indicated that numerous triggering events had occurred. Based on this review, our outpatient segment recorded an impairment charge of $3.6 million during 2002 to reduce the carrying value of amortizable intangibles of certain facilities to their estimated fair market value. This segment also recorded a 2002 impairment charge of $11.3 million to reduce the carrying value of certain long-lived assets of certain facilities to their estimated fair market value.

Operating Earnings (Loss)

Although net operating revenues decreased from 2003 to 2004, operating earnings increased by $88.2 million due primarily to the reduction in impairment charges recorded in 2004.

Our outpatient segment experienced an operating loss in 2003 due primarily to the $135.9 million goodwill impairment charge recorded by the segment. Operating earnings were also negatively impacted due to the declining net operating revenues as a result of increased competition from physician-owned physical therapy sites, as well as the expiration of noncompete agreements from prior acquisitions and the negative publicity we received as a result of the events of March 19, 2003. This increased competition decreased our net operating revenues and forced us to close numerous underperforming facilities during the year.

Diagnostic

We are one of the largest operators of freestanding diagnostic imaging centers in the United States. As of December 31, 2004, we performed diagnostic services through the operation of our network of approximately 96 diagnostic centers in 26 states and the District of Columbia, with a concentration of centers in Texas, Washington, D.C., Alabama, Georgia, and Florida.

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

For 2002 to 2004, our diagnostic segment’s operating results were as follows:

	For the year ended December 31,
	2004	2003	2002
	(In Thousands)
Diagnostic
Net operating revenues	$242,578	$270,299	$294,004
Operating expenses*	252,541	306,562	322,392

Operating loss	$(9,963)	$(36,263)	$(28,388)

Scans	768	854	1,008

	(Not In Thousands)
Full time equivalents	1,321	1,351	1,505

*	Includes divisional overhead, but excludes corporate overhead allocation. See Note 23, Segment Reporting, to our accompanying consolidated financial statements. Includes the effect of minority interests in earnings of consolidated affiliates and equity in net income of nonconsolidated affiliates.

For the years ended December 31, 2004, 2003, and 2002, diagnostic derived its net operating revenues from the following payor sources:

	For the year ended December 31,
	2004	2003	2002
Medicare	17.3%	17.1%	17.5%
Medicaid	3.2%	2.8%	2.3%
Workers’ compensation	9.1%	7.9%	10.5%
Managed care and other discount plans	60.5%	65.6%	59.2%
Other third-party payors	6.2%	4.0%	7.6%
Patients	2.2%	1.4%	1.3%
Other income	1.5%	1.2%	1.6%

Total	100.0%	100.0%	100.0%

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

Our diagnostic segment has yielded operating losses over the past several years due to poor margins for the diagnostic market in general and strong competition from physician-owned diagnostic service centers. We see competition only increasing as diagnostic equipment manufacturers lower costs and offer special financing to attract physician purchasers, resulting in a decline in the number of physician referrals sent to our diagnostic centers. However, over-utilization of diagnostic services may create a payor environment that is less attractive to physician-owned facilities.

Net Operating Revenues

Net operating revenues decreased by approximately 10.3% from 2003 to 2004 due to a decrease in the number of scans performed and a reduction in average net revenue per scan. The segment performed 86,000 less scans in 2004 due primarily to continuing competition from physician-owned diagnostic centers. This volume decrease accounted for approximately 96% of the decrease in net operating revenues, with the remaining 4% due to a reduction in average net revenue per scan. Average net revenue per scan decreased in 2004 as competition created downward pressure on reimbursement rates.

Net operating revenues declined by 8.1% in 2003 due primarily to increased competition from physician-owned facilities coupled with the negative publicity surrounding HealthSouth after the events of March 19, 2003. From 2002 to 2003, the number of scans performed at our facilities decreased by 154,000 scans and resulted in an approximate $44.2 million negative impact to net operating revenues during 2003. The decrease in volume was offset by an improved payor mix and a relatively smaller decrease in volume in the higher paying modalities that yielded an approximate $21.8 million increase in net operating revenues during 2003.

Operating Expenses

Although not included in operating expenses of the segment, we recorded a charge of approximately $48.2 million to reduce the carrying value of goodwill as a result of our adoption of FASB Statement No. 142 on

January 1, 2002. This charge is reported as a Cumulative effect of accounting change in our accompanying consolidated financial statements. This impairment recognizes the decline in the expected operating performance of the diagnostic segment between the dates the goodwill was recorded and our adoption of FASB Statement No. 142.

Salaries and Benefits

Salaries and benefits remained relatively flat in terms of dollars spent from 2003 to 2004, but salaries and benefits grew from 23.1% of net operating revenues in 2003 to 26.2% of net operating revenues in 2004. Our diagnostic centers have relatively few full-time equivalents on a per facility basis, and there are certain mandated staffing requirements that are required for any volume level due to division of duties and staffing expectations. Although volumes declined in 2004, our diagnostic centers could not further adjust its staffing levels due to these minimal staffing requirements. Therefore, salaries and benefits grew as a percent of net operating revenues due to both the decline in net operating revenues in 2004 and due to the fact that our diagnostic centers are at minimal staffing levels.

The declining volumes in 2003 lead management to take an active role in increasing efficiencies by reducing full time equivalents by 154, including the net closure of 16 facilities, which resulted in a $6.0 million decrease in salaries and benefits. It was these staffing adjustments that took our diagnostic centers to minimal staffing levels.

Supplies

In 2004 and 2003, supplies expense decreased by approximately 10.8% and 16.9%, respectively, due to the decrease in volumes during each year and focused management attention increasing supply usage efficiency and negotiating more favorable supply pricing.

Professional and Medical Director Fees

From 2002 through 2004, professional and medical director fees generally followed the same trend as our net operating revenues and cash collections.

Provision for Doubtful Accounts

Our diagnostic segment’s provision for doubtful accounts grew from 11.0% of net operating revenues in 2002 to 16.6% of net operating revenues in 2003. In 2004, our diagnostic segment’s provision for doubtful accounts decreased to 16.0% of net operating revenues.

The increase from 2002 to 2003 was primarily the result of a decline in operational efficiency within the segment as a result of (a) outsourcing the diagnostic segment’s collection activities to a third-party vendor (beginning March 2002) and (b) the conversion of 44 of the segment’s clinics to a new patient accounting system which failed to meet expectations. The contract with the third-party vendor was terminated in April 2003, with ensuing litigation which was settled in November 2004. However, a dispute has arisen regarding the terms of the settlement agreement, making the matter the subject of ongoing litigation. The 44 clinics were taken off the new patient accounting system during the summer of 2003.

During 2004, we made progress collecting aged receivables, which is reflected in the decrease in the provision for doubtful accounts. In 2005, we continued to implement new information systems to improve cash collections in our diagnostic segment.

All Other Operating Expenses

All other operating expenses have consistently decreased in each year since 2002 due to a reduction in impairment charges recorded by our diagnostic segment in each year. Impairment charges for the segment approximated $1.0 million, $24.0 million, and $44.9 million in 2004, 2003, and 2002, respectively.

Triggering events related to facility closings and facilities experiencing negative cash flow from operations resulted in the segment recognizing an impairment charge of $1.0 million related to long-lived assets in 2004. We wrote these assets down to zero, or their estimated fair value, based on expected negative operating cash flows of these facilities in future years.

During 2003, we performed an impairment review as required by FASB Statement No. 142 and concluded a potential goodwill impairment existed in our diagnostic segment. We calculated the implied fair value of the diagnostic segment’s goodwill and determined that an impairment charge of $23.5 million was appropriate. After this impairment charge, there is no goodwill remaining on our diagnostic segment. Our diagnostic segment also recorded a $0.5 million impairment charge related to long-lived assets in 2003.

During 2002, we examined all of our facilities for impairment, as both continuing losses at certain facilities and the substantial decline in our stock price during the last six months of 2002 indicated that numerous triggering events had occurred. Based on this review, we recorded an impairment charge of approximately $3.9 million to reduce the carrying value of amortizable intangibles and an impairment charge of $41.0 million to reduce the carrying value of property and equipment of our diagnostic segment to their estimated fair market value. The fair market value for these impairments was based on the discounted future cash flows of this segment using an average weighted average discount rate of 10.5%.

Operating Loss

Our diagnostic segment yielded an operating loss in each year from 2002 to 2004. However, in 2004, the segment’s operating loss decreased by approximately 72.5%. Although our diagnostic segment experienced a decline in net operating revenues year over year, the segment decreased its total operating expenses due primarily to a year over year reduction in the provision for doubtful accounts and impairment charges, as discussed above. In 2003, our diagnostic segment’s increased operating loss resulted from the segment’s decreased volumes and resulting decreased net operating revenues experienced during the year. Operating earnings in 2003 also includes $24.0 million of asset impairment charges.

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

•

Medical Centers. As previously stated, we are primarily focused on repositioning HealthSouth as a leading provider of post acute care and select ambulatory services. Consequently, our future business plans do not include owning acute care facilities, and we plan to exit that business as soon as feasible. In 2001, we operated five acute care hospitals, four of which we owned and one of which we operated under a management contract. Between 2001 and December 31, 2004, we sold two hospitals, shut down the hospital we previously operated under a management contract (we took ownership of that hospital in 2002), and ceased providing acute care services at one hospital in favor of inpatient rehabilitation services. On July 20, 2005, we executed an asset purchase agreement with The Board of Trustees of the University of Alabama (the “University of Alabama”) for the sale of the real property, furniture, fixtures, equipment and certain related assets associated with our 219-licensed bed acute care hospital located in Birmingham, Alabama. This agreement provides that the sale of this hospital (as well as the subsequent sale of our interest in a joint venture with the University of Alabama for a Gamma Knife) will close after the satisfaction of certain conditions to closing, including, without limitation, specified regulatory approvals. The earliest time frame for the completion of these regulatory approvals is the first quarter of 2006, and there are no guarantees that such regulatory approvals will be obtained before the termination of the purchase agreement. Simultaneously with the execution of the purchase agreement, we executed an agreement with an affiliate of the University of Alabama whereby this entity currently provides certain management services to our acute care hospital in Birmingham. In addition, we continue to seek a buyer for our Digital Hospital, which is currently under construction in Birmingham, Alabama. As of December 31, 2004, we had invested $190 million in the Digital Hospital project and estimate it will require an additional $200 million to complete. We have not signed a definitive agreement with respect to the Digital Hospital, and there can be no assurance any sale will take place. See Note 6, Property and Equipment, to our accompanying consolidated financial statements, for a discussion of the impairment charge we recognized in 2004 relating to the Digital Hospital.

During 2004, 2003, and 2002, net operating revenues from our Medical Centers comprised 64.6%, 66.5%, and 68.9%, respectively, of corporate and other’s net operating revenues. In the discussion that follows, Metro West Hospital, the Digital Hospital, and Alabama Sports Medicine and Orthopedic Center are all part of this category.

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

During 2004, 2003, and 2002, net operating revenues from other patient care services comprised 2.7%, 4.0%, and 2.1%, respectively, of corporate and other’s net operating revenues.

•	Non-Patient Care Services. We also provide certain services that do not involve the provision of patient care, including the operation of the conference center located at our corporate campus, operation of medical office buildings, various corporate marketing activities, our clinical research activities, and other services that are generally intended to complement our patient care activities. During 2004, 2003, and 2002, net operating revenues from non-patient care services comprised 32.7%, 29.5%, and 29.0% of corporate and other’s net operating revenues. This category’s net operating revenues include earned premiums of HCS, Ltd. (“HCS”). HCS handles medical malpractice, workers’ compensation, and other claims for us. HCS is a wholly owned subsidiary of HealthSouth Corporation, and, as such, these earned premiums eliminate in consolidation.

•	Corporate Functions. All our corporate departments and related overhead are contained within this segment. These departments, which include among others accounting, communications, compliance, human resources, information technology, internal audit, legal, payor strategies, reimbursement, tax, and treasury, provide support functions to our operating divisions.

For 2002 through 2004, this segment’s operating results were as follows:

	For the year ended December 31,
	2004	2003	2002
	(In Thousands)
Corporate and Other
Net operating revenues	$238,043	$227,834	$215,382
Operating expenses*	644,137	740,931	813,382

Operating loss	$(406,094)	$(513,097)	$(598,000)

	(Not In Thousands)
Full time equivalents	2,066	1,903	2,226

*	Includes all corporate overhead. See Note 23, Segment Reporting, to our accompanying consolidated financial statements. Includes the effect of minority interests in earnings of consolidated affiliates and equity in net income of nonconsolidated affiliates.

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

Net Operating Revenues

The increase in net operating revenues from 2003 to 2004 is due to an increase in earned premiums of HCS, offset by a reduction in net operating revenues from Metro West. Metro West, a hospital acquired in November 2002, was closed in September 2004.

The increase in net operating revenues from 2002 to 2003 is due to having a full year of revenues from Metro West offset by cancellation of certain physician contracts associated with Alabama Sports Medicine and Orthopedic Center due to relationships and conflicts of interests, as well as high costs associated with these contracts. An increase in earned premiums of HCS also contributed to the net operating revenue increase.

Operating Expenses

Salaries and Benefits

Salaries and benefits increased by $5.9 million, or 4.1%, from 2003 to 2004. This increase is primarily due to an increase in the average salary paid to corporate employees. During 2004, new hires were concentrated at the upper management level and increased the average salary per corporate employee.

Salaries and benefits decreased by $41.5 million, or 22.5%, from 2002 to 2003. This decrease is due primarily to management and administrative terminations at our corporate headquarters during 2003 as a consequence of the events of March 19, 2003. Full-time equivalents at our corporate headquarters decreased by

387 from 2002 to 2003. However, we incurred $70.6 million in professional fees associated with the reconstruction and restatement of our financial records in 2003, as discussed below.

Supplies

Supplies expense decreased by $28.5 million, or 44.7%, from 2003 to 2004 due to the closure of Metro West hospital in September 2004. Supplies expense increased by $33.0 million, or 106.8%, from 2002 to 2003 due to the acquisition of Metro West hospital in November 2002 and the incurrence of a full year of its operating expenses during 2003.

All Other Operating Expenses

As noted earlier in this Item, we began funding Source Medical for the HCAP software development in 2001. Amounts given to Source Medical for software development approximated $5.2 million, $11.8 million and $25.3 million in 2004, 2003, and 2002, respectively. These amounts are included in Other operating expenses in our accompanying consolidated financial statements. For more information regarding Source Medical, please see Note 8, Investment in and Advances to Nonconsolidated Affiliates, to our accompanying consolidated financial statements.

From 2003 to 2004, all other operating expenses had a net decrease of approximately 13.9%. This decrease was primarily the result of the following:

•	Software development costs. We gave $6.5 million less in 2004 to Source Medical for software development.

•	Impairment of Long-Lived Assets. During 2003, the corporate and other segment recorded long-lived asset impairments of $128.0 million, while in 2004, long-lived asset impairments approximated $46.8 million. Approximately $30.2 million of the 2004 impairment charge relates to the Digital Hospital, while an additional $14.8 million of the charge relates to the Birmingham Medical Center. These charges were recorded to write-down these assets to their estimated fair market value based on an appraisal that considered alternative uses for the properties. We have continued construction on the Digital Hospital and incurred additional costs of approximately $14.1 million during the first nine months of 2005.

•	Government and Class Action Settlements. There were no government and class action settlements recorded in 2004.

The above decreases in 2004 were offset by a $135.7 million increase in Professional fees—reconstruction and restatement. As noted throughout this filing, significant changes have occurred at HealthSouth since the events of March 19, 2003. The steps taken to stabilize our business and operations, provide vital management assistance, and coordinate our legal strategy came at significant financial cost. Much of the audit and reconstruction efforts occurred in 2004 causing these fees to increase from 2003.

From 2002 to 2003, all other operating expenses had a net decrease of 10.7%. All other operating expenses in 2003 include the following items:

•	Impairments. During 2003, the corporate and other segment recorded long-lived asset impairments of approximately $128.0 million. This impairment charge represents the excess of costs incurred during the construction of the Digital Hospital over the estimated fair market value of the property, including the RiverPoint facility, which shares the construction site and would be included with any sale of the Digital Hospital. We based the fair value estimate on an appraisal that considered alternative uses for the property as of December 31, 2003.

•	Government and Class Action Settlements. As noted above in “Consolidated Results of Operations,” we recorded a charge of $170.9 million in our corporate and other segment in 2003 due to our settlement with the SEC and estimated settlements related to other government and class action litigation, including estimated legal fees associated with these activities.

•	Professional Fees—Reconstruction and Restatement. During 2003, professional fees associated with the reconstruction and restatement of our previously issued reports approximated $70.6 million and were recorded by the corporate and other segment. These fees offset the reduced salaries and benefits expense discussed above related to headcount reductions at our corporate office in 2003.

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

Operating Loss

Our ability to monitor and control general and administrative costs drives this segment’s operating loss. Our operating loss for the corporate and other segment decreased from 2003 to 2004 due to the decrease in all other operating expenses discussed above. In spite of the impairment charges and SEC settlement expense recorded in 2003, as discussed above, we decreased our net operating loss from 2002 to 2003 due to reduced discretionary spending during the year.

Results of Discontinued Operations

In our continuing effort to streamline operations, we closed 19 entities in our inpatient segment, 143 outpatient rehabilitation facilities, 11 surgery centers, 24 diagnostic centers, and 35 other facilities during 2004, 2003, and 2002 that met the requirements of FASB Statement No. 144 to report as discontinued operations. For the facilities closed during these years that met the requirements of FASB Statement No. 144 to report as discontinued operations, we reclassified our financial results for each of the years ended December 31, 2004, 2003, and 2002 to show the results of those closed facilities as discontinued operations.

The operating results of discontinued operations, by operating segment and in total, are as follows:

	For the year ended December 31,
	2004	2003	2002
	(In Thousands)
Inpatient:
Net operating revenues	$4,699	$26,114	$36,225
Costs and expenses	6,544	18,149	28,996

(Loss) income from discontinued operations	(1,845)	7,965	7,229
(Loss) gain on disposal of assets of discontinued operations	(642)	(464)	857
Income tax expense	—	(1,630)	—

(Loss) income from discontinued operations	$(2,487)	$5,871	$8,086

Surgery Centers:
Net operating revenues	$9,008	$19,605	$39,696
Costs and expenses	14,905	48,514	56,758
Impairment	272	—	2,387

Loss from discontinued operations	(6,169)	(28,909)	(19,449)
Gain on disposal of assets of discontinued operations	654	10,491	1,343
Income tax expense	—	—	—

Loss from discontinued operations	$(5,515)	$(18,418)	$(18,106)

Outpatient:
Net operating revenues	$2,528	$21,087	$35,093
Costs and expenses	6,101	20,324	30,600
Impairment	89	—	3,436

(Loss) income from discontinued operations	(3,662)	763	1,057
Loss on disposal of assets of discontinued operations	(465)	(1,412)	(1,967)
Income tax expense	—	—	—

Loss from discontinued operations	$(4,127)	$(649)	$(910)

Diagnostic:
Net operating revenues	$3,484	$12,724	$20,578
Costs and expenses	7,729	15,512	26,196
Impairment	—	—	12,087

Loss from discontinued operations	(4,245)	(2,788)	(17,705)
Gain (loss) on disposal of assets of discontinued operations	3,132	553	(16)
Income tax expense	—	—	—

Loss from discontinued operations	$(1,113)	$(2,235)	$(17,721)

Corporate and Other:
Net operating revenues	$1,038	$80,632	$108,478
Costs and expenses	7,488	64,714	103,934
Impairment	—	—	120

(Loss) income from discontinued operations	(6,450)	15,918	4,424
(Loss) gain on disposal of assets of discontinued operations	(871)	28,907	12,047
Income tax expense	—	(9,740)	—

(Loss) income from discontinued operations	$(7,321)	$35,085	$16,471

Total:
Net operating revenues	$20,757	$160,162	$240,070
Costs and expenses	42,767	167,213	246,484
Impairment	361	—	18,030

Loss from discontinued operations	(22,371)	(7,051)	(24,444)
Gain on disposal of assets of discontinued operations	1,808	38,075	12,264
Income tax expense	—	(11,370)	—

(Loss) income from discontinued operations	$(20,563)	$19,654	$(12,180)

Inpatient. Our inpatient segment identified 19 facilities as discontinued operations. Five of the 19 facilities closed in 2002, with three of these facilities closing in the fourth quarter of 2002. Ten additional facilities closed in 2003. The remaining four facilities closed in 2004, with three of these four facilities closing in the first half of 2004. The decrease in net operating revenues and costs and expenses in each year is due to the timing of these closures.

Surgery Centers. Eleven surgery centers were identified as discontinued operations. Of these eleven facilities, two closed in 2002, four closed in 2003 and five closed in 2004. Both the decline in net operating revenues and the decline in costs and expenses in each year are due to the timing of these closures.

The $10.5 million net gain on disposal of assets in 2003 is due primarily to a gain on disposal of the assets related to our former surgical hospital in Oklahoma.

Outpatient. Our outpatient segment identified 143 facilities as discontinued operations. Of these 143 facilities, 62 facilities closed in 2002, 40 closed in 2003, and 41 closed in 2004. The timing of these closures drove the change in net operating revenues and costs and expenses in each year.

Diagnostic. Ten of the 24 diagnostic facilities identified as discontinued operations were closed in 2003 with an additional 9 diagnostic facilities closing in 2004. The timing of these closures drove the change in net operating revenues and costs and expenses in each year.

Corporate and Other. Our corporate and other segment identified 35 facilities as discontinued operations. Twelve of these facilities closed in 2002. Twenty-one of these facilities closed in 2003, but the largest of these, Doctor’s Hospital in Miami, Florida, closed late in 2003. Of the $79.6 million decrease in net operating revenues from 2003 to 2004, approximately $72 million of it relates to the Doctor’s Hospital. The remaining two facilities closed in 2004. The change in net operating revenues and costs and expenses in each year is the result of the timing of these closures.

The net gain on asset disposals in 2003 and 2002 was the result of numerous individually insignificant asset disposals related to the closure of the corporate and other facilities during each year.

Discontinued Operations—2005

During 2005, we continued to streamline operations. From January 1, 2005 through September 30, 2005, we closed 184 outpatient rehabilitation facilities, 1 surgery center, and 7 diagnostic centers that qualify for discontinued operations treatment in 2005. The results of operations for these facilities have been classified as continuing operations for the years ended December 31, 2004, 2003, and 2002 based on the requirements of FASB Statement No. 144.

Liquidity and Capital Resources

The response of our lenders and other creditors to the governmental investigations into our financial reporting and related activities forced us to take immediate steps in 2003 to increase our liquidity, including implementing severe cost reductions and entering into protracted negotiations with our lenders and other creditors. As discussed in more detail in Item 1, Business, “Financial Restructuring,” we have executed seven supplemental indentures, bringing us into compliance on all of our $2.6 billion in public debt, and as discussed below, we have amended and restated our revolving credit facility and are no longer in default under that agreement.

Currently, our principal sources of liquidity are cash on hand, cash from operations, and our revolving credit agreement.

Historic Sources and Uses of Cash

Historically, our primary sources of funding have been cash flows from operations, borrowings under long-term debt agreements, and sales of limited partnership interests. Funds were used to fund working capital requirements, capital expenditures, and business acquisitions. The following chart shows the cash flows provided by or used in operating, investing, and financing activities for 2004, 2003, and 2002, as well as the effect of exchange rates for those same years:

	For the year ended December 31,
	2004	2003	2002
	(In Thousands)
Net cash provided by operating activities	$413,915	$556,909	$598,407
Net cash used in investing activities	(205,841)	(60,461)	(340,149)
Net cash used in financing activities	(224,729)	(117,014)	(230,731)
Effect of exchange rate changes on cash and cash equivalents	1,251	(31)	33

(Decrease) increase in cash and cash equivalents	$(15,404)	$379,403	$27,560

We reclassified our consolidated statements of cash flows for the years ended December 31, 2003 and 2002 to reconcile Net loss to Net cash provided by operating activities. Previously, we reconciled loss from continuing operations after cumulative effect of accounting change to Net cash provided by operating activities. We have also reclassified our consolidated statements of cash flows to attribute cash flows from discontinued operations to each of operating, investing, and financing activities. Previously, we reported cash flows from discontinued operations as one line item. These matters did not change any of the account balances on the accompanying consolidated balance sheets, consolidated statements of operations, or the net increase (decrease) in cash and cash equivalents included in our consolidated statements of cash flows for the years ended December 31, 2003 and 2002.

2004 Compared to 2003

Operating activities. Net cash provided by operating activities decreased from 2003 to 2004 as a result of lower net operating revenues in 2004 and a reduction in income tax refunds received year over year. In 2004, we received income tax refunds of approximately $8.1 million, as compared to 2003 when we received $110.3 million in income tax refunds.

Investing activities. Net cash used in investing activities increased from 2003 to 2004 primarily due to a reduction in proceeds from asset disposals year over year, including those of facilities designated as discontinued operations.

Financing activities. Net cash used in financing activities increased from 2003 to 2004 primarily due to consent fees paid in connection with all of our debt issues covered by the consent solicitations discussed in Item 1, Business, and Note 9, Long-term Debt, to our accompanying consolidated financial statements.

2003 Compared to 2002

Operating activities. Net cash provided by operating activities increased from 2002 to 2003 due to reduced discretionary spending as a result of the events of March 19, 2003 and the receipt of $110.3 million in income tax refunds during 2003. During 2002, HealthSouth made tax payments of approximately $44.9 million.

Investing activities. As discussed above, the response of our lenders and other creditors to the governmental investigations into our financial reporting and related activities forced us to take immediate steps in 2003 to increase our liquidity. With our revolving credit facility frozen by our lenders, we needed to liquidate certain assets and slow discretionary spending in order to supplement cash from operating activities and provide us with the cash we needed for the restructuring period. In order to accomplish this, we decreased discretionary spending on capital expenditures, made no new business acquisitions, and sold non-core assets. As a result, we used less cash in investing activities, year over year.

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

Financing activities. The primary differences between financing activities year over year are:

•	On May 17, 2002, we issued $1.0 billion in 7.625% senior notes due 2012 at 99.3% par value, resulting in net proceeds from bond issuance of $993.0 million. No bonds were issued in 2003.

•	During 2002, we used the net proceeds from the above bond issuance to pay down indebtedness under our then existing credit facility and for other general corporate purposes. During 2002, principal payments on debt, including capital lease obligations and the net change in our revolving credit facility, totaled $1.1 billion. During 2003, principal payments on debt totaled $118.1 million, and we borrowed $160 million on our revolving credit facility prior to it being frozen on March 19, 2003.

•	Proceeds from exercising stock options approximated $31.1 million in 2002, compared to only $1.3 million of similar proceeds during 2003.

Funding Commitments

In connection with the restatement of our consolidated financial statements and restructuring of our financial reporting processes, internal accounting controls, and managerial operations, we made the following cash expenditures during 2004 and the first three quarters of 2005:

	For the year ended December 31, 2004*	First Three Quarters of 2005*
	(In Thousands)
Forensic audit and SARC	$2,688	$—
Audit of consolidated financial statements	19,723	29,124
Tax services	7,216	4,349
Crisis and transition management	24,415	—
Financial statement restatement and restructuring	77,893	79,985
Consent payments to bondholders	80,221	—
Debt restructuring legal and advisor fees	4,367	—
Government and litigation defense	23,107	17,522
Internal controls documentation and remediation	14,144	16,656
Employee recruiting	1,928	589
Employee severance	1,355	5,653

Total	$257,057	$153,878

*	Amounts presented represent actual cash expenditures during each period. Cash paid may not coincide with the period in which each amount was expensed in our consolidated financial statements.

In addition to the above, we have scheduled principal payments of $281.5 million and $206.8 million in 2005 and 2006, respectively, related to long-term debt obligations. For additional information about our long-term debt obligations, please see Note 9, Long-term Debt, to our accompanying consolidated financial statements and the discussion of “Current Liquidity and Capital Resources” below.

We also have significant funding commitments related to legal settlements. As a result of the Medicare Program Settlement discussed in Item 1, Business, we made payments of approximately $135 million to the United States through September 30, 2005. The remaining principal balance of $190 million will be paid in quarterly installments over the next two years. These amounts are exclusive of interest from November 4, 2004 at an annual rate of 4.125%. In addition to the Medicare Program Settlement, we have reached an agreement with the SEC to resolve claims brought by the SEC against us in March 2003. As a result of the SEC Settlement, we made a $12.5 million payment to the SEC in October 2005. We will make payments of $37.5 million and $50.0 million in 2006 and 2007, respectively.

While we generate substantial cash flow from operating activities, we are a highly leveraged company that must make significant government and class action settlement payments, defend ourselves against class action suits, service debt, and expend amounts for reconstruction activities. These payments will consume resources that could be devoted to growing our business or reducing our debt.

During 2004, we made capital expenditures of approximately $165 million, of which approximately $34 million related to the Digital Hospital. Through September 30, 2005, we had made approximately $86 million of capital expenditures, of which approximately $14 million related to the Digital Hospital. Total amounts budgeted for capital expenditures for the remainder of 2005 approximate $36 million and is primarily comprised of maintenance-related expenditures.

Current Liquidity and Capital Resources

As of December 31, 2004, we had approximately $453.8 million in cash and cash equivalents. This amount excludes approximately $243.0 million in restricted cash, which is cash we cannot use because of various obligations we have under lending agreements, partnership agreements, and other arrangements, primarily related to our captive insurance company.

On March 21, 2005, we amended and restated our 2002 Credit Agreement as follows:

•	The balance of $315 million outstanding under the 2002 Credit Agreement when it was frozen in March 2003 was converted to a term loan. Until we obtain ratings from Moody’s and S&P, the Term Loan bears interest, at our option, at a rate of (a) LIBOR (adjusted for statutory reserve requirements) plus 2.50% or (b) 1.50% plus the higher of (x) the Federal Funds Rate plus 0.50% or (y) JPMorgan’s prime rate. After we obtain such ratings, the Term Loan will bear interest, at our option, (a) at a rate of LIBOR (adjusted for statutory reserve requirements) plus a spread ranging from 2.00% to 2.50%, depending on our ratings with such institutions or (b) at a rate of a spread ranging from 1.00% to 1.50%, depending on our ratings with such institutions, plus the higher of (x) the Federal Funds Rate plus 0.50% or (y) JPMorgan’s prime rate.

•	We obtained a $250 million revolving credit facility (the “Revolving Facility”). As of September 30, 2005, no money was drawn on the Revolving Facility. Until we filed the audited consolidated financial statements contained herein with the SEC, the Revolving Facility accrued interest at our option, at a rate of (a) LIBOR (adjusted for statutory reserve requirements) plus 2.75% or (b) 1.75% plus the higher of (x) the Federal Funds Rate plus 0.50% or (y) JPMorgan’s prime rate. After we filed the accompanying audited consolidated financial statements with the SEC for the fiscal year ended December 31, 2004, the interest rates and commitment fees on the Revolving Facility are determined based upon our ratio of (a) consolidated total indebtedness minus the amount by which the unrestricted cash and cash equivalents on such date exceed $50 million to (b) our adjusted consolidated EBITDA for the period of four consecutive fiscal quarters ending on or most recently prior to such date (the “Net Leverage Ratio”). During such period, the Revolving Facility will bear interest, at our option, (a) at a rate of LIBOR (adjusted for statutory reserve requirements) plus a spread ranging from 1.75% to 2.75%, depending on the Net Leverage Ratio or (b) at a rate of a spread ranging from 0.75% to 1.75%, depending on the Net Leverage Ratio, plus the higher of (x) the Federal Funds Rate plus 0.50% or (y) JPMorgan’s prime rate.

•

We obtained a $150 million letter of credit facility (the “LC Facility”). As of September 30, 2005, approximately $123.3 million of this facility was utilized. A letter of credit participation fee will be payable to the Lenders under the LC Facility with respect to a particular commitment under the LC Facility on the aggregate face amount of the commitment outstanding there under upon the later of the termination of the particular commitment under the LC Facility and the date on which the Lenders letters of credit exposure for such commitment cease, in an amount at any time equal to the LIBOR interest rate spread applicable at such time to loans outstanding under the Revolving Facility. In addition, we shall pay, for our own account, (a) a fronting fee of 0.25% per annum on the aggregate face amount of the letters of credit outstanding under the LC Facility upon the later of the termination of the commitments under the LC Facility and the date on which the Lenders’ letters of credit exposure for such commitment cease, and (b) customary issuance and administration fees relating to the letters of credit.

Until we filed the audited consolidated financial statements contained herein with the SEC, we were subject to commitment fees of 0.75% per annum on the daily amount of the unutilized commitments under the Revolving Facility and the LC Facility. After this filing, the commitment fees range between 0.50% and 0.75%, depending on the Net Leverage Ratio.

The amended and restated credit facility cures all defaults under our 2002 Credit Agreement. Beginning June 30, 2005, it contains affirmative and negative covenants, including a minimum interest expense coverage ratio of 1.75 to 1.00 and a maximum leverage ratio of 5.75 to 1.00 as of September 30, 2005. The required ratios change over time. The amended and restated credit facility also contains restrictive covenants related to our use of proceeds from asset sales and ability to pay dividends. For more information regarding the amended and restated credit facility, please see Note 9, Long-term Debt, to our accompanying consolidated financial statements.

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

The finalization of our amended and restated credit agreement and the $200 million senior unsecured term loan facility represent important steps in the continued improvement of our cost of capital, available liquidity, and financial flexibility. We believe funds generated from the expected results of operations combined with our cash and cash equivalents and availability under our amended and restated credit facility will be sufficient to finance operational plans and strategic initiatives for the next fiscal year, including the funding commitments discussed above.

However, there can be no assurance that we will continue to generate cash flows at or above current levels. In addition, certain trends in our business, including declining revenues resulting from the 75% Rule, acute care volume weakness, recent IRF-PPS changes, and continued weakness in our surgery centers division, could make it difficult for us to meet certain financial covenants—particularly relating to debt coverage ratios—contained in our amended and restated credit agreement, senior subordinated credit agreement, and term loan agreement. Although we are in compliance with these covenants as of the filing of this annual report and believe we will be in compliance with these as of December 31, 2005, we believe that at some point in 2006, we may be in jeopardy of violating certain financial covenants. If we were to violate these covenants and were unable to obtain waivers of such violations or otherwise arrange financing with amended debt coverage ratios, our business and results of operations could be materially and adversely affected. We will, of course, continue to monitor our compliance with all of our debt covenants and, if we feel that we are likely to violate any covenant, we will seek to obtain the necessary relief. For a discussion of risk factors related to our business and our industry, including factors that could affect our liquidity, please see Item 1, Business.

Furthermore, the indentures governing our public indebtedness contain covenants that require us to file, on a timely basis, all reports required to be filed for periods on or after December 31, 2005. If we are unable to file our periodic reports on a timely basis beginning in 2006 and are unable to file the required reports within the designated cure period, and if the requisite bondholders elect to treat such a technical default as an “Event of Default” under the indentures, our business, results of operations, and cash flows could be materially adversely affected. Our amended and restated credit agreement, senior subordinated credit agreement, and term loan agreement contain similar requirements.

Off-Balance Sheet Arrangements

In accordance with the definition under SEC rules, the following qualify as off-balance sheet arrangements:

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

On December 31, 2004, we were liable for guarantees of indebtedness owed by third parties in the amount of $29.0 million. We have recognized that amount as a liability as of December 31, 2004 because of existing defaults by the third parties under those guarantees. We do not provide any other guarantees.

As of December 31, 2004, we were not directly liable for the debt of any unconsolidated entity, and we do not have any retained or contingent interest in assets as defined above.

As of December 31, 2004, we do not hold any derivative financial instruments, as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2004 and 2003, we are not involved in any unconsolidated SPE transactions.

Contractual Obligations

Achieving optimal returns on cash often involves making long-term commitments. SEC regulations require that we present our contractual obligations, and we have done so in the table that follows. However, our future cash flow prospects cannot reasonably be assessed based on such obligations, as the most significant factor affecting our future cash flows is our ability to earn and collect cash from our patients and third-party payors. Future cash outflows, whether they are contractual obligations or not, will vary based on our future needs. While some such outflows are completely fixed (for example, commitments to repay principal and interest on fixed-rate borrowings), most will depend on future events (for example, a facility has a lease for property that includes a base rent amount and an additional amount as a percentage of net operating revenues). In addition, as discussed above, we have and will continue to incur significant costs in 2005 and 2006 in connection with the reconstruction of our consolidated financial statements and restructuring of our accounting and managerial operations. Further, normal operations involve significant expenditures that are not based on “commitments.” Examples of such expenditures include amounts paid for income taxes or for salaries and benefits.

Our consolidated contractual obligations as of December 31, 2004, are as follows (in thousands):

	Total	2005	2006-2007	2008-2009	2010 and Thereafter
	(In Thousands)
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations(a)	$2,949,029	$245,540	$427,060	$1,911,698	$364,731
Revolving credit facility	315,000	1,575	6,300	6,300	300,825
Interest on long-term debt(b)	1,627,746	300,773	604,886	428,896	293,191
Capital lease obligations(c)	334,737	50,626	77,289	69,956	136,866
Operating lease obligations(d)(e)(f)	629,297	122,549	176,794	107,173	222,781
Purchase obligations(f)(g)	134,755	47,089	80,759	6,895	12
Other long-term liabilities:
Government settlements, including interest when applicable	444,277	178,728	265,549	—	—
Other liabilities(h)	15,415	11,905	564	444	2,502

(a)	Included in long-term debt are amounts owed on our bonds payable, notes payable to banks and others, and noncompete agreements. These borrowings are further explained in Note 9, Long-term Debt, of the notes to our accompanying consolidated financial statements.
(b)	Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of December 31, 2004. Interest related to capital lease obligations is excluded from this line.
(c)	Amounts include interest portion of future minimum capital lease payments.
(d)	We lease many of our facilities as well as other property and equipment under operating leases in the normal course of business. Some of our facility leases require percentage rentals on patient revenues above specified minimums and contain escalation clauses. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 6, Property and Equipment, of the notes to our accompanying consolidated financial statements.
(e)	Lease obligations for facility closures are included in operating leases.
(f)	Future operating lease obligations and purchase obligations are not recognized in our consolidated balance sheet.
(g)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HealthSouth and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Approximately $43.0 million of the amounts included in this line represent commitments on the Digital Hospital. Commitments related to the Digital Hospital are currently under negotiation with various parties and may be less than the amounts reflected in the chart above.
(h)	Because their future cash outflows are uncertain, the following non-current liabilities are excluded from the table above: medical malpractice and workers’ compensation risks, deferred income taxes, and our estimated liability for unsettled litigation. For more information, see Note 1, Summary of Significant Accounting Policies, “Self Insurance Risks,” Note 17, Income Taxes, and Note 22, Contingencies and Other Commitments, of the notes to our accompanying consolidated financial statements.

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

During the reconstruction period of January 1, 2002 through December 31, 2004, we determined our contractual allowance primarily by analyzing historical cash collection patterns and by considering known material events that would impact those historical collection patterns. Management does not expect our contractual allowance, as a percentage of revenues, to decline from 2004 levels during 2005, based upon the revenue and trends at December 31, 2004.

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

Due to complexities involved in determining amounts ultimately due under reimbursement arrangements with third-party payors, which are often subject to interpretation, we may receive reimbursement for healthcare services authorized and provided that is different from our estimates, and such difference could be material.

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

We estimate this allowance based on the aging of our accounts receivable, our historical collection experience by facility and for each type of payor, and other relevant factors. Our practice is to write-down self-pay accounts receivable, including accounts related to the co-payments and deductibles due from patients with insurance, to their estimated net realizable value as they age over the course of 120 days, at which time any uncollected balances are assigned to our in-house collection activities.

During the reconstruction period of January 1, 2002 through December 31, 2004, we determined our allowance for doubtful accounts primarily by analyzing historical cash collection patterns and by considering known material events that would impact those historical collection patterns.

Management does not expect the provision for doubtful accounts, as a percentage of revenues, to decline from 2004 levels during 2005, based upon the revenue and trends at December 31, 2004.

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
Consolidation

As of December 31, 2004, we have investments in approximately 324 partially-owned subsidiaries, of which approximately 308 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of our subsidiaries is a general or limited partner, managing member, or venturer, as applicable.

We generally have a leadership role in these facilities through a significant voting and economic interest and a contract to manage each facility’s operations, but the degree of control we have varies from facility to facility.

We evaluate partially-owned subsidiaries and joint-ventures held in partnership form in accordance with the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Positions (“SOP”) 78-9: Accounting for Investments in Real Estate Ventures, and Emerging Issues Task Force (“EITF”) Issue No. 98-6, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Approval or Veto Rights,” to determine whether the rights held by other investors constitute “important rights” as defined therein. For partially-owned subsidiaries or joint ventures held in corporate form, we consider the guidance of FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, and EITF Issue No. 96-16: “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights,” and, in particular, whether rights held by other investors would be viewed as “participating rights” as defined therein. To the extent that any minority investor has important rights in a partnership or participating rights in a corporation that inhibit our ability to control, including substantive veto rights, we generally will not consolidate the entity.

We also consider the guidance in FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities. As of December 31, 2004, we do not have any arrangements or relationships with these types of entities.

	Our determination of the appropriate consolidation method to follow with respect to our investments in subsidiaries and affiliates is based on the amount of control we have, combined with our ownership level, in the underlying entity. Our consolidated financial statements include our accounts, the accounts of our wholly-owned subsidiaries, and other subsidiaries over which we have control. Our investments in subsidiaries in which we have the ability to exercise significant influence over operating and financial policies, but do not control (including subsidiaries where we have less than 20% ownership) are accounted for on the equity method. All of our other investments are accounted for on the cost method.	Accounting for an investment as consolidated versus equity method generally has no impact on our net income or shareholders’ equity in any accounting period, but does impact individual statement of operations and balance sheet balances, as consolidation effectively grosses up our statement of operations and balance sheet. However, if control or influence aspects of an equity method investment were different, it could result in us being required to account for an investment by consolidation or using the cost method. Under the cost method, the investor does not record its share of income or losses of the investee until it receives dividends or distributions from the investee. Conversely, under either consolidation or equity method accounting, the investor effectively records its share of the underlying entity’s net income or loss based on its ownership percentage. At December 31, 2004, $1.1 million of our total investment in unconsolidated affiliates of $41.0 million relates to investments that are accounted for using the cost method and the remaining $39.9 million represents investments in unconsolidated affiliates accounted for using the equity method.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Self-Insured Risk

We are self-insured for certain losses related to professional and comprehensive general liability risks, workers’ compensation and certain construction risks. Although we obtain third-party insurance coverage to limit our exposure to these claims, a substantial portion of our professional liability and workers’ compensation risks are insured through a wholly-owned insurance subsidiary. Obligations covered by reinsurance contracts remain on the balance sheet as the subsidiary remains liable to the extent that reinsurers do not meet their obligations. Our reserves and provisions for professional liability and workers’ compensation risks are based upon actuarially determined estimates calculated by third-party actuaries. The actuaries consider a number of factors, including historical claims experience, exposure data, loss development, and geography.

Periodically, management reviews its assumptions and the valuations provided by third-party actuaries to determine the adequacy of our self-insured liabilities.

Changes to the estimated reserve amounts are included in current operating results. All reserves are undiscounted.

Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. The reserves for these self-insured risks cover approximately 2,000 individual claims as of December 31, 2004 and estimates for potential unreported claims.

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
Long-lived assets

Long-lived assets, such as property and equipment and finite-lived intangible assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of the assets contained in our financial statements may not be recoverable.

When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Our finite-lived intangible assets consist of acquired certificates of need, licenses, noncompete agreements, and management agreements. We amortize these assets ranging from 5 to 30 years. As of December 31, 2004, we do not have any intangible assets with indefinite useful lives.

We continue to review the carrying values of amortizable intangible assets whenever facts and circumstances change in a manner that indicates their carrying values may not be recoverable.

	Our impairment loss calculations require management to apply judgment in estimating future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that represents the risk inherent in future cash flows.	Using the impairment review methodology described herein, we recorded long-lived asset impairment charges of $56.2 million during the year ended December 31, 2004. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material to our results of operations.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. We follow the guidance in FASB Statement No. 142, Goodwill and Other Intangible Assets, and test goodwill for impairment using a fair value approach, at the reporting unit level. We are required to test for impairment at least annually, absent some triggering event that would accelerate an impairment assessment. On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of October 1st of each year.	We determine the fair value of our reporting units using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies.

We performed our annual testing for goodwill impairment as of October 1, 2004, using the methodology described herein, and determined that no goodwill impairment existed in any of our segments.

If actual results are not consistent with our assumptions and estimates, we may be exposed to additional goodwill impairment charges. The carrying value of goodwill as of December 31, 2004 was approximately $911.1 million.

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

Contingent tax liabilities must be accounted for separately from deferred tax assets and liabilities. FASB Statement No. 5, Accounting for Contingencies, is the governing standard for contingent liabilities. It must be probable that a contingent tax benefit will be sustained before the contingent benefit is recognized for financial reporting purposes.

The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors. A high degree of judgment is required to determine the extent that valuation allowances should be provided against deferred tax assets. We have provided valuation allowances at December 31, 2004 aggregating $791 million against such assets based on our current assessment of future operating results and other factors.

We believe that we have previously overpaid federal and state income taxes during the reconstruction period. The estimate of this overpayment amount is recorded as Income tax refund receivable. In determining taxes receivable, we evaluated the potential exposures associated with various filing positions and our documentation requirements. We computed reserves for probable exposures. Such positions and substantiation matters may come under review during the audit and/or amended return process. We are currently under audit of our federal consolidated income tax returns for the years 1996 through 1998 and fully expect to have all open restatement years included within this audit in the near future.

We will prepare amended federal and state income tax returns, making all appropriate restatement adjustments, in order to obtain refunds for overpaid income taxes. Upon filing amended federal and state income tax returns, the tax authorities will conduct a detailed review of the adjustments. The actual amount of the refunds will not be finally determined until all of the applicable taxing authorities have completed their review.

Although management believes that the estimates and judgments discussed herein are reasonable, actual results could differ, and we may be exposed to gains or losses that could be material.

As of December 31, 2004, the Income tax refund receivable was approximately $264 million. This receivable is net of approximately $130 million in tentative refunds previously received by us through 2004 and includes our estimate of applicable interest and penalties. To the extent that either the federal or state taxing authorities disagree with our presentation of amended taxable income during the reconstruction period, this receivable may be overstated resulting in additional current tax expense and/or the requirement that some or all of the previous refunds be repaid.

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

Recent Accounting Pronouncements

Throughout 2004 and 2005, numerous accounting pronouncements have been issued by various standard setting and governmental authorities. Of those issued, only one, FASB Statement No. 123 (Revised 2004), Share-Based Payment, may result in a significant impact to our operating results.

In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004), which revises FASB Statement No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25 and its related implementation guidance. The revised Statement focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions. FASB Statement No. 123(R) eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards issued to employees. Rather, the new standard requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. A company will recognize the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

FASB Statement No. 123(R), as impacted by Staff Accounting Bulleting No. 107, is effective for annual periods beginning after June 15, 2005. FASB Statement No. 123(R) requires the use of the Modified Prospective Application Method at the required effective date. Under this method, FASB Statement No. 123(R) is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, we will recognize compensation cost for the portion of awards for which the requisite service date has not been rendered (such as unvested options) that are outstanding as of the date of adoption as the remaining requisite services are rendered. We will base the compensation cost relating to unvested awards at the date of adoption on the grant-date fair value of those awards as calculated for pro forma disclosures under the original FASB Statement No. 123. In addition, a company may use the Modified Retrospective Application Method. A company may apply this method to all prior years for which the original FASB Statement No. 123 was effective or only to prior interim periods in the year of initial adoption. If a company uses the Modified Retrospective Application Method, it will adjust the financial statements for prior periods to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original FASB Statement No. 123.

Other pronouncements issued or adopted in the latter half of 2004 and throughout 2005 and their expected impact on us are:

Pronouncement	Effective Date	Impact on HealthSouth
FASB Staff Position: “SOP 78-9-1: Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5”	Effective after June 29, 2005 for all newly formed partnerships and the first reporting period after December 15, 2005 for all other partnerships.	No material impact expected.

EITF Issue No. 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights”	Effective after June 29, 2005 for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, it is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005.	No material impact expected.

EITF Issue No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’”	Effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005.	No material impact expected.

FASB Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”	Effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005.	No impact at adoption. Impact will be dependent on future purchases and acquisitions of leasehold improvements.

FASB Statement No. 154, Accounting Changes and Error Corrections	Effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.	Any impact is dependent upon a future event, making it unestimable at this time.

FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations	Effective no later than the end of fiscal years ending after December 15, 2005.	No impact expected as our asset retirement obligations under FASB Statement No. 143 are generally within our control and reasonably estimable.

Staff Accounting Bulletin No. 107, Share-Based Payment	Annual periods beginning after June 15, 2005 (in conjunction with effective date of FASB Statement No. 123(R)).	See impact of FASB Statement No. 123(R) discussed above.

FASB Statement No. 153, Exchanges of Nonmonetary Assets	Effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.	No impact expected due to our intermittent participation in exchanges of nonmonetary assets.

FASB Statement No. 152, Accounting for Real Estate Time-Sharing Transactions	Effective for financial statements for fiscal years beginning after June 15, 2005.	Not applicable to our current operations.

FASB Statement No. 151, Inventory Costs	Effective for inventory costs incurred during fiscal years beginning after June 15, 2005.	Not applicable to our current operations.

For additional information regarding each of the above recent accounting pronouncements, please see Note 1, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements.

Business Outlook

We were forced to devote a significant portion of our time and attention in 2004 to matters primarily outside the ordinary course of business, and those efforts continue in 2005. During that same period, volume volatility, payor pressure, and competition in our markets continued to increase. Accordingly, we anticipate that our operating results will show a decline between 2004 and 2005, and the continued impact of the 75% Rule and recent IRF-PPS changes likely will negatively affect 2006 results as well. We anticipate inconsistent performance among our divisions based on various factors, as set forth more fully below.

•	Inpatient. We expect our inpatient division’s 2005 results of operations, when finalized, will show a decrease in net operating revenues and fairly substantial declines in operating earnings. We attribute this division’s expected decline in operating earnings to volume volatility resulting from the 75% Rule, unit price reductions resulting from recent IRF-PPS changes, and increased costs. For the next several years (until the full implementation of the 75% Rule in 2007), we expect a difficult operating environment for this division as we attempt to manage through significant patient volume erosion as a result of the 75% Rule. We will aggressively attempt to mitigate the impact of the 75% Rule by managing our expenses, developing new post-acute services and other services that are complementary to our IRFs, and seeking to consolidate our services with other inpatient rehabilitation providers in the markets we serve. We anticipate that the continuing effects of the 75% Rule and recent IRF-PPS changes will negatively affect our 2006 results.

•	Surgery Centers. We expect our surgery centers division’s 2005 results of operations, when finalized, will show a decline in net operating revenues, and larger declines in operating earnings. We attribute this division’s expected declines in net operating revenues and operating earnings to inconsistent cost control and delayed resyndications due to our inability to provide audited financial statements. We expect this division’s performance to improve in 2006 if we are successful in containing costs and enhancing our resyndication process so that we can attract physicians to our ASCs.

•	Outpatient. We expect our outpatient division’s 2005 results of operations, when finalized, will show a significant decline in net operating revenues but a stabilization of operating earnings. We attribute this division’s expected decline in net operating revenues to continuing competition from physician-owned physical therapy practices and the closure of underperforming facilities. We expect this division’s margin performance to improve in 2006 as organizational and marketing initiatives begin to achieve results.

•	Diagnostic. We expect our diagnostic division’s 2005 results of operations, when finalized, will show a substantial decline in net operating revenues; however, we do not expect a similar decline in operating earnings, due to a fairly substantial increase in operating margin. We attribute this division’s expected decline in net operating revenues to increased competition from physician-owned diagnostic service centers. We attribute the expected increase in 2005 operating margin to an increase in cash collections resulting from new claims software, closure of underperforming facilities, and tightened cost controls. We expect this division’s performance to improve in 2006 if we are successful in closing underperforming facilities and if payors increase pressure to reduce overutilization of diagnostic services by physician-owned diagnostic service centers.

•	Corporate and Other. In 2005, we expect to see operating expenses of our corporate and other segment increase due to increased headcount necessary to execute our reconstruction and strategic efforts. This includes replacement of Alvarez & Marsal, Inc. as interim management with our new executive management team. We have also continued to replace the work performed by external consultants during the reconstruction period with HealthSouth employees. Operating expenses of this segment also include costs necessary to establish our internal control documentation and remediation, as well as improve our technological infrastructure. Investment in our infrastructure (both people and technology) is likely to continue for the foreseeable future.

During 2004, we closed Metro West hospital, we signed an agreement to sell our Birmingham Medical Center, and we continue to explore the sale of the Digital Hospital. With the continued exploration of divestiture of these facilities, we expect the net operating revenues of the corporate and other segment to decline going forward.

In conclusion, we are optimistic about the long-term positioning of HealthSouth. While we anticipate our 2005 operating results will be consistent with the fact that HealthSouth is still in a turnaround period, we offer high quality services in growing segments of the health care industry which should provide long-term growth opportunities. We are stabilizing operations in our three ambulatory divisions (surgery centers, outpatient, and diagnostic) by focusing on same-center volume growth and standardization of our operating expenses. Our ability to successfully resyndicate our ASCs is a key success factor for our surgery centers division.

As we have stated throughout this annual report, we believe we will see the results of these initiatives in late 2005 and into subsequent years. One of our primary operational challenges will be to mitigate the effects of the 75% Rule. Based on recent industry data, we believe the impact of this rule on the inpatient rehabilitation industry will be significantly greater than CMS estimated when the rule was promulgated. If the recent revisions to the 75% Rule are not modified or we are not able to successfully mitigate its impact, it could have a materially adverse impact on HealthSouth. The 75% Rule and recent changes to IRF-PPS will create a difficult operating environment for us in 2006. Once the 75% Rule is fully implemented and the inpatient segment is “re-based,” we anticipate seeing growth in this segment again.

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

Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net market value of our fixed rate debt but has no impact on interest expense or cash flows. Interest rate changes on variable rate debt impact the interest expense and cash flows, but generally do not impact the net market value of the underlying debt instruments. Our fixed and variable rate debt as of December 31, 2004 is shown in the following table:

	As of December 31, 2004
	Carrying Amount	% of Total	Estimated Fair Value	% of Total
	(In Thousands)
Fixed Rate Debt	$2,932,611	90%	$3,000,673	91%
Variable Rate Debt	315,000	10%	315,000	9%

Total long-term debt	$3,247,611	100%	$3,315,673	100%

Based on the variable rate of our debt as of December 31, 2004, a 1% increase in interest rates would result in an additional $3.2 million in interest expense per year, while a 1% decrease in interest rates would reduce interest expense per year by $3.2 million. A 1% increase in interest rates would result in an approximate $90.9 million decrease in the estimated fair value of our fixed rate debt, and a 1% decrease in interest rates would result in an approximate $76.7 million increase in its estimated fair value. We do not currently utilize any type of derivative instruments to manage interest rate risk.

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on our evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our chief executive officer and chief financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures were ineffective.

During 2005 we completed a substantive reconstruction of our accounting records so that we could prepare consolidated financial statements as of and for the years ended December 31, 2004, 2003 and 2002. In addition, we implemented a number of procedures and controls to help ensure the proper collection, evaluation, and disclosure of the information included in the company’s financial statements for the periods covered by this report. We engaged Grant Thornton LLP, Callaway Partners, LLC, Tatum CFO Partners LLP and KPMG LLP to assist us in this reconstruction effort. We also engaged Deloitte Consulting LLP to assist us in connection with our reconstruction project management. As a result of the reconstruction process, we recorded numerous accounting adjustments to the historical accounting records so that we could prepare consolidated financial statements for the years ended December 31, 2002, 2003 and 2004 (“reconstruction adjustments”) and to restate our previously issued financial statements for the years ended December 31, 2000 and 2001. We believe that because of the substantial work performed reconstructing our historical accounting records, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of the company’s internal control over financial reporting described above, management has identified the following material weaknesses in the company’s internal control over financial reporting as of December 31, 2004:

1. We did not have an effective control environment based on criteria established in the COSO framework. The following material weaknesses were identified related to the company’s control environment:

•	We failed to institute all of the elements of an effective anti-fraud program and did not maintain effective controls to prevent override by management of established controls and procedures. Specifically, there were inadequate mechanisms for identifying and responding to intervention or overriding of established policies, procedures and controls. The lack of effective controls over management intervention and override allowed our former senior management to intentionally effect certain transactions and accounting entries to achieve desired accounting results that were not in accordance with GAAP but were included in the financial statements that were published prior to and including the third quarter of 2002.

•	We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with the company’s financial reporting requirements.

•	We failed to implement adequate assignment of authority and responsibility and the necessary lines of communication between operations and accounting/finance staff and personnel. Specifically, there was inadequate sharing of financial information within and across our corporate and divisional offices and other operating facilities.

•	We did not uniformly and consistently communicate the importance of controls throughout our company. Additionally, our policies and procedures with respect to the review, supervision and monitoring of our accounting operations at the facility level were either not designed or not operating effectively. We failed to design appropriate company wide policies and procedures over the financial close and reporting process.

•	We utilized numerous outsourced vendors and did not maintain adequate monitoring and oversight over such vendors to ensure that the outsourced activities were properly controlled.

These control environment material weaknesses (other than the anti-fraud program material weakness described above) contributed to the matters discussed in paragraphs numbered 2 to 17 below. Additionally, these control environment material weaknesses (including the anti-fraud program material weakness) could result in misstatements of any of our financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

2. We did not maintain effective controls, including monitoring, over our financial close and reporting process. Specifically, the following material weaknesses were identified in the financial close and reporting process:

•

We did not maintain effective controls over the recording of journal entries, both recurring and non-recurring. Specifically, effective controls were not designed and in place to ensure that journal entries were prepared with sufficient support or documentation or that journal entries were reviewed and approved to ensure the accuracy and completeness of the entries recorded.

This control deficiency allowed our former senior management to intentionally effect certain transactions and accounting entries to achieve desired accounting results that were not in accordance with GAAP.

•	Controls were not designed and in place to ensure that our accounts were accurate and agreed to detailed support and that reconciliation of accounts was properly performed, reviewed and approved.

•	We did not maintain effective controls over the accuracy and completeness of spreadsheets used in the period-end closing process and other spreadsheets supporting the company’s financial reporting.

•	Our account coding process was not monitored and accounts were inconsistently used.

•	We did not maintain effective controls over the complete and accurate recording and monitoring of intercompany accounts. Effective controls were not designed and in place to ensure that intercompany balances were accurately classified and reported in the company’s underlying accounting records and to ensure proper elimination as part of the consolidation process in conformity with GAAP.

•	The consolidation process was not properly designed, documented, and implemented to ensure (i) the correct accounting for all managed/partially owned entities as either consolidated or equity method entities and the proper calculation of minority interests, and (ii) the accuracy and completeness of legal entity financial results and the reconciliation of such results to the consolidated financial statements.

These material weaknesses contributed to the matters discussed in paragraphs numbered 3 to 17 below and resulted in reconstruction adjustments and audit adjustments to the 2004 consolidated financial statements. Additionally, these material weaknesses could result in misstatements of any of our financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements as noted in paragraphs numbered 3 to 17 below that would not be prevented or detected.

3. We did not maintain effective controls to ensure compliance with established approval authority policies by facility and corporate/divisional personnel. Specifically, effective controls were not designed and in place to ensure proper authorization for purchases and the execution of contracts and to ensure there was adequate review of invoices prior to payment. This control deficiency could result in a misstatement in any of our financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

4. We did not maintain effective controls over access to financial application programs and data throughout our company. Specifically, we have inadequate design of and compliance with our security access procedures related to the identification and monitoring of conflicting user roles (i.e., segregation of duties) and a lack of independent monitoring of access of employees and third parties to various application systems and data. This control deficiency did not result in adjustments to our 2004 consolidated financial statements; however, it could result in a misstatement in any of our financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

5. We did not maintain effective controls to ensure that information technology program changes were authorized and that such program changes were adequately tested for accuracy and performance. This control deficiency did not result in adjustments to our 2004 consolidated financial statements. However, it could result in the misstatement in any of our financial statement accounts that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

6. We did not maintain effective controls over the existence, completeness, and disclosure of our cash and cash equivalents and restricted cash accounts. Specifically, we did not maintain effective controls over the preparation and review of our bank account reconciliations, and we did not adequately maintain segregation of incompatible cash custody from accounting duties. Also, we did not maintain effective controls over the identification of restricted cash balances. This control deficiency resulted in reconstruction adjustments and audit adjustments to the 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

7. We did not maintain effective controls over the existence, accuracy, completeness, valuation and disclosure of our accounts receivable accounts and the related net operating revenue accounts. Specifically, effective controls were not designed and in place to ensure that accounts receivable subsidiary ledgers were reconciled to the general ledger; contractual allowance and bad debt reserves were accurately determined; adjustments to patient charges were valid and recorded completely and accurately; and that valid and accurate patient charges were appropriately authorized and recorded in the applicable patient accounting system completely. This control deficiency resulted in reconstruction adjustments and audit adjustments to the 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the aforementioned accounts resulting in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

8. We did not maintain effective controls over the completeness, existence, valuation and disclosure of our prepaid expenses and other current assets accounts, and the related operating expenses accounts. Specifically, effective controls were not designed and in place to ensure that prepaid expenses and other current asset accounts were reconciled to the general ledger and to ensure the appropriate recognition of operating expenses. This control deficiency resulted in reconstruction adjustments and audit adjustments to the 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the prepaid expenses and other current assets accounts, and the related operating expenses accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

9. We did not maintain effective controls over the existence, accuracy, completeness, valuation and disclosure of our property and equipment and other long-term lease obligation accounts and the related depreciation and lease rental expenses and the determination of impairment losses in accordance with GAAP. Specifically, effective controls were not designed and in place to ensure that the cost and accumulated depreciation balances for property and equipment sub-ledgers were adequately reconciled to the general ledger. In addition, controls were not designed and operating effectively to ensure that appropriate impairment analyses with respect to long-lived assets were performed. Additionally, controls failed to verify the completeness and accuracy of leased property and equipment and that such leases were properly disclosed or accounted for as either capital or operating leases. Furthermore, property and equipment inventory counts were not performed and tags were not consistently utilized to facilitate the tracking of the related property and equipment. This control deficiency resulted in reconstruction adjustments and audit adjustments to the 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

10. We did not maintain effective controls over the accuracy, valuation and disclosure of our goodwill and intangible assets accounts and the related amortization and impairment accounts. Specifically, effective controls were not designed and in place to ensure that an adequate periodic impairment analysis was conducted, reviewed, and approved in order to identify instances of impairment as required under GAAP. This control deficiency resulted in reconstruction adjustments and audit adjustments to the 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the goodwill and intangible accounts and the related amortization and impairment accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

11. We did not maintain effective controls over the completeness, existence, accuracy, valuation and disclosure of our other long-term assets accounts and the related loss (gain) on sales of investments accounts. Specifically, effective controls were not designed and in place to ensure that other long-term asset accounts were reconciled to the general ledger and to ensure that long-term assets were accurately and completely recorded and were valued appropriately. This control deficiency resulted in reconstruction adjustments to the 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

12. We did not maintain effective controls over the completeness, accuracy, and disclosure of our investment in and advances to and equity in net income of non-consolidated affiliates and the minority interest in equity of and interests in earnings of consolidated affiliates. Specifically, effective controls were not designed and in place to ensure that amendments to the affiliates’ governing agreements, acquisition and sales of ownership interests were reviewed, approved, and properly accounted for in accordance with GAAP. This control deficiency resulted in reconstruction adjustments and audit adjustments to the 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

13. We did not maintain effective controls over the completeness, accuracy, occurrence, valuation and disclosure of our accounts payable, accrued payroll, other current liabilities, and other long-term liabilities accounts, and the related operating expenses accounts. Specifically, effective controls were not designed and in place to ensure the completeness and accuracy of the accrual of liabilities at period end and that related expenses were accurately, completely and properly reported. Also, three-way matching of order to receiving documentation and invoices did not generally occur prior to disbursement. This control deficiency resulted in reconstruction adjustments and audit adjustments to the 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the accounts payable, accrued payroll, other current liabilities, and other long-term liabilities accounts, and the related operating expenses accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

14. We did not maintain effective controls over the valuation of assets and completeness of liabilities related to discontinued operations, and the related presentation and disclosure of such discontinued operations. Specifically, effective controls were not designed and in place to ensure timely communication to the accounting department regarding facility closings and facility/asset sales, and to ensure proper review and approval of the accounting for such transactions. This control deficiency resulted in reconstruction adjustments and audit adjustments to the 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement in any of our financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

15. We did not maintain effective controls over the accounting for income taxes, including the accurate determination and reporting of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and related deferred income taxes and income taxes payable, and to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred income tax balances. Also, the company did not have adequate personnel to enable the company to properly consider and apply GAAP for income taxes, ensure that the rationale for certain tax positions was adequately documented and appropriately communicated, ensure that the income tax accounts were appropriately adjusted based on the preparation and filing of income tax returns, and ensure that effective oversight of the work performed by its outside tax advisors was exercised. This control deficiency resulted in reconstruction adjustments and audit adjustments to the 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

16. We did not maintain effective controls over the completeness, valuation and disclosure of our professional liability and worker’s compensation liability risks and related expense accounts. Specifically, effective controls were not designed and in place to ensure that the estimation of these self-insurance liabilities were reviewed and approved at period end. Also, effective controls were not designed and in place to ensure that the controls over the processing of claims by third parties involved in the claims administration process were designed and operating effectively. This control deficiency resulted in reconstruction adjustments to the 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

17. We did not maintain effective controls over the completeness, existence, valuation and disclosure of our long-term debt, accrued interest payable and interest expense accounts. Specifically, effective controls were not designed and in place to ensure that sub-ledgers supporting debt balances and the related unamortized premium and discount amounts were maintained and that there was appropriate management review of compliance with the borrowing agreements and recorded interest expense. This control deficiency resulted in reconstruction adjustments and audit adjustments to the 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the long-term debt, accrued interest payable and interest expense accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2004, based on the COSO framework.

We engaged our independent registered public accounting firm, PricewaterhouseCoopers LLP, to audit management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. However, due to PricewaterhouseCoopers LLP’s inability to obtain timely documentation of our internal control over financial reporting and because our internal control over financial reporting in place as of December 31, 2004 and the personnel with significant roles and responsibilities related thereto have extensively changed prior to the commencement of their work, PricewaterhouseCoopers LLP is unable to complete their audit and unable to render an opinion on either our assessment or the effectiveness of our internal control over financial reporting as of December 31, 2004. As a result of these scope restrictions, we further restricted the scope of their work by directing that they not complete their (i) testing and evaluation of the effectiveness of the design of our internal control over financial reporting, (ii) testing of operating effectiveness of our internal control over financial reporting, and (iii) review and evaluation of the results of our testing, including the evaluation of the control deficiencies noted in our assessment. The scope of their work was not sufficient to enable them to express, and they do not express, an opinion either on management’s assessment or on the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. Further, because of the restriction of their scope, management cannot be sure that additional material weaknesses that might exist at December 31, 2004 would not have been raised.

Changes in Internal Control Over Financial Reporting

We have engaged in, and are continuing to engage in, substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to substantially all areas of our financial statements and disclosures. The following changes in our internal control over financial reporting were instituted during the year ended December 31, 2004, unless otherwise noted below:

•	We hired a new chief executive officer, chief financial officer, chief operating officer, chief compliance officer, and general counsel, all from outside the company. We replaced the leadership in three of our operating divisions.

•	We reorganized our internal audit department. Our Senior Vice President—Internal Audit, hired in 2003, reports independently to the Audit Committee. We added approximately 20 employees to our internal audit staff and are committing substantial resources to our internal audit department on a yearly basis.

•	We reorganized and committed substantial resources to our finance, accounting and tax departments. During 2004 and continuing into 2005, we replaced substantially all of our senior finance and accounting employees. We are continuing the process of identifying required competencies and staffing the accounting and tax departments in accordance with those required competencies. We are segregating duties to mitigate the risk of one employee being able to manipulate financial transactions or to falsify entries to or approvals of any accounting records.

•	We reorganized our corporate compliance function by hiring a chief compliance officer and expanding our corporate compliance staff. We are committing substantial financial resources to our corporate compliance department on a yearly basis. We established an executive compliance steering committee that includes all members of our executive management and appointed compliance officers for each of our operating divisions. We also strengthened regulatory compliance at the operations level by designating compliance officers and liaisons for each of our principal operating divisions and corporate departments.

•	We completed and distributed a formal disclosure controls and procedures policy and formed a Disclosure Committee made up of members of our executive management team and other employees who play a substantial role in our public disclosure process.

•	We believe that all of the preceding actions contributed significantly toward the ongoing transformation of our corporate culture into one premised on integrity, transparency, honesty, accountability, and regulatory compliance.

As previously discussed, as of December 31, 2004, we identified numerous material weaknesses in our internal control over financial reporting, and we have begun our remediation efforts with respect to those weaknesses. We are currently updating our documentation and evaluation of our internal controls over financial reporting as of December 31, 2005 as prescribed by Section 404 of the Sarbanes-Oxley Act of 2002. During 2005, we have concentrated our remediation efforts on those areas that are transaction intensive, such as the recording of net operating revenues, contractual and bad debt reserves and the related accounts receivable, accounting for cash and expenditures and the accrual of liabilities. These areas require the implementation of primarily manual controls at most of the company’s operating facilities and we have devoted significant resources to documenting and training facility personnel in the use of those controls. We are also developing analytical tools that will assist us in evaluating the resulting financial statement balances and activity that are impacted by those controls. We believe that we have significantly improved our controls over information systems and security during 2005. We have also begun remediation efforts in many of the other areas that we identified as having material weaknesses in internal control over financial reporting as of December 31, 2004.

These remediation efforts are continuing and are expected to continue throughout 2006 and beyond. While these efforts are underway, we are relying on extensive manual procedures and the utilization of outside accounting professionals (under our direction) to assist us with meeting the objectives otherwise fulfilled by effective internal controls over financial reporting. There remains a risk that the transitional procedures on which we currently rely will fail to prevent or detect a material misstatement of the annual or interim financial statements. As a result, we expect that our internal control over financial reporting will not be effective as of December 31, 2005.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Since March 2003, we have had extensive turnover in the composition of our executive management and board of directors. On March 19, 2003, our board of directors placed then-Chairman and Chief Executive Officer Richard M. Scrushy and then-Chief Financial Officer William T. Owens on administrative leave and terminated their employment shortly thereafter. We have since hired or promoted several people to fill vacancies and newly-created executive management positions, including the position of Chief Executive Officer, which was filled by Jay Grinney in May 2004, Chief Operating Officer, which was filled by Michael D. Snow in June 2004, Chief Financial Officer, which was filled by John L. Workman in September 2004, Chief Compliance Officer, which was filled by John Markus in February 2004, General Counsel, which was filled by Gregory L. Doody in March 2004, and Chief Administrative Officer, which was filled by James C. Foxworthy in March 2005. We have also replaced the presidents of each of our operating divisions.

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

Of our current eleven-person board of directors, nine members were added since March 2003: Steven R. Berrard (effective January 31, 2004), Edward A. Blechschmidt (effective January 31, 2004), Jay Grinney (effective May 10, 2004), Leo I. Higdon, Jr. (effective August 17, 2004), John E. Maupin, Jr. (effective August 17, 2004), Charles M. Elson (effective September 9, 2004), Yvonne Curl (effective November 18, 2004), L. Edward Shaw Jr. (effective June 29, 2005), and Donald L. Correll (effective June 29, 2005). Jon F. Hanson joined the board of directors on September 17, 2002, after the principal events under investigation by the SEC occurred. Nine members of our current board of directors qualify as “independent directors” under our Corporate Governance Guidelines. Lee S. Hillman and Robert P. May voluntarily resigned from our board of directors effective February 18, 2005 and October 1, 2005, respectively. In addition, Joel C. Gordon retired from the board effective May 10, 2005 pursuant to our mandatory director retirement policy.

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

Name	Age on 12/31/2004	Position(1)	Date Became Director
Steven R. Berrard*	50	Director; Member of Special Committee, Audit Committee, and Finance Committee (Chairman)	1/31/2004
Edward A. Blechschmidt*	52	Director; Member of Special Committee and Audit Committee (Chairman)	1/31/2004
Donald L. Correll*	54	Director; Member of Special Committee, Audit Committee, and Finance Committee	6/29/2005
Yvonne M. Curl*	49	Director; Member of Special Committee, Compensation Committee, Corporate Compliance Committee, and Settlement Committee (ad hoc)	11/18/2004
Charles M. Elson*	45	Director; Member of Special Committee, Nominating/Corporate Governance Committee (Chairman), and Settlement Committee (ad hoc)	9/9/2004
Jay Grinney	53	Director; Member of Special Committee; President and Chief Executive Officer	5/10/2004
Jon F. Hanson*	68	Director; Chairman of the Board of Directors; Member of Special Committee, Audit Committee(2), Finance Committee, and Nominating/Corporate Governance Committee	9/17/2002
Leo I. Higdon, Jr.*	58	Director; Member of Special Committee, Compensation Committee (Chairman), Finance Committee, and Settlement Committee (ad hoc) (Chairman)	8/17/2004
John E. Maupin, Jr.*	58	Director; Member of Special Committee, Corporate Compliance Committee (Chairman), and Nominating/Corporate Governance Committee	8/17/2004
Richard M. Scrushy(3)	52	Director	2/22/1984
L. Edward Shaw, Jr.*	60	Director; Member of Special Committee, Compensation Committee, Corporate Compliance Committee, and Settlement Committee (ad hoc)	6/29/2005

*	Denotes independent director.
(1)	On April 4, 2003, we established the Special Committee of our board of directors. The Special Committee consists of all of our directors except Richard M. Scrushy, who has refused our board of directors’ request to resign as a director. Our board of directors delegated to the Special Committee, to the fullest extent permitted by Delaware law, all authority that may be delegated to the Special Committee, and authorized the Special Committee, to the fullest extent permitted by Delaware law, to exercise all of the powers and authority of the board of directors in the management of the business and affairs of HealthSouth when the board of directors is not in session. We anticipate that the Special Committee will be disbanded following our next annual meeting of stockholders.
(2)	Mr. Hanson will leave the Audit Committee immediately following the filing of this annual report.
(3)	Mr. Scrushy’s employment was terminated on March 19, 2003. He has refused our requests that he resign as a director.

There are no arrangements or understandings known to us between any of the individuals listed above and any other person pursuant to which a director was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of HealthSouth acting solely in their capacities as such.

Former Directors

The following table lists all of those persons who served on our board of directors during 2004, but who no longer serve on the board.

Name	Date Became Director	Date Ceased Being Director	Resignation or Removal
John S. Chamberlin	8/15/1993	8/19/2004	Voluntarily resigned per board transition plan.

Joel C. Gordon	1996	5/10/2005	Voluntarily resigned per board retirement policy.

C. Sage Givens	1985	4/15/2004	Voluntarily resigned per board transition plan.

Lee S. Hillman	9/9/2003	2/18/2005	Voluntarily resigned.

Robert P. May	9/24/2002	10/1/2005	Voluntarily resigned.

Larry D. Striplin, Jr.	3/13/1999	4/2/2004	Voluntarily resigned per board transition plan.

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

Name	Date Became Officer	Date Ceased Being Officer(1)	Interim Officer Position
Joel C. Gordon	3/19/2003	6/30/2004	Interim Chairman of the Board of Directors

Robert P. May	3/19/2003	5/10/2004	Interim Chief Executive Officer

Bryan P. Marsal	3/24/2003	5/7/2004	Chief Restructuring Officer

Guy Sansone	3/24/2003	9/19/2004	Interim Chief Financial Officer

(1)	Messrs. Gordon and May were members of our board of directors during the time they served as interim executive officers. In addition, Mr. Gordon served as Chairman Emeritus of the Board of Directors from June 30, 2004 to May 10, 2005 and Mr. May served as non-executive Chairman of the Board of Directors from June 30, 2004 to October 1, 2005.

Former Executive Officers

The following table lists all of our former executive officers who served the company during 2004, but who were no longer employed by the company on December 31, 2004.

Name	Date Became Officer	Date Ceased Being Officer	Resignation or Removal
Patrick A. Foster(1)	1994	8/3/2004	Voluntarily resigned.
Larry D. Taylor(1)	1991	8/3/2004	Employment was terminated.

(1)	The former officers listed above held the following positions when they ceased being officers of the company: Patrick A. Foster, President—Inpatient Division; and Larry D. Taylor, President—Surgery Centers Division.

Business Experience of Current Directors and Current Executive Officers

Set forth below is biographical information, including business experience for the last five years, for our current directors and executive officers.

Current Directors

Steven R. Berrard—Managing Partner, New River Capital Partners

Mr. Berrard is Co-Founder and Managing Partner of New River Capital Partners, a private equity fund. He co-founded and worked until 1999 as Co-Chief Executive Officer of AutoNation, Inc., which through its affiliated dealers is the largest new and used vehicle retailer in the United States. He also served as Vice Chairman of Blockbuster Entertainment Corporation prior to its acquisition by Viacom in 1994. Mr. Berrard held various finance positions in his career, including Chief Financial Officer of Blockbuster. Mr. Berrard currently serves on the board of directors of Services Acquisition Corp. International.

Edward A. Blechschmidt

Mr. Blechschmidt was Chairman, Chief Executive Officer and President of Gentiva Health Services, Inc., a leading provider of specialty pharmaceutical and home health care services, from March 2000 to June 2002. From March 1999 to March 2000, Mr. Blechschmidt served as Chief Executive Officer and a director of Olsten Corporation. He served as President of Olsten Corporation from October 1998 to March 1999. He also served as President and Chief Executive Officer of Siemens Nixdorf Americas and Siemens’ Pyramid Technology from

July 1996 to October 1998. Prior to Siemens, he spent more than 20 years with Unisys Corp., including serving as its Chief Financial Officer. Mr. Blechschmidt serves as a director of Option Care, Inc., Neoforma, Inc., Lionbridge Technologies, Inc. and Columbia Laboratories, Inc.

Donald L. Correll—President and Chief Executive Officer, Pennichuck Corporation

Since August 4, 2003, Mr. Correll has served as President and Chief Executive Officer of Pennichuck Corporation, a publicly traded holding company who, through its subsidiaries, provides public water supply services, certain water related services, and certain real estate activities, including property development and management. From 1991 to 2001, Mr. Correll served as Chairman, President and Chief Executive Officer of United Water Resources, a water and wastewater utility company. Prior to 1991, Mr. Correll spent nearly 15 years with United Water, including serving as its Chief Financial Officer. From 2001 to 2003, Mr. Correll served as an independent advisor to water service and investment firms on issues relating to marketing, acquisitions and investments in the water services sector. Mr. Correll also serves as a director of Interchange Financial Services Corporation and as a Commissioner of the New Jersey Water Supply Authority.

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

Jon F. Hanson—Chairman and Founder, The Hampshire Companies

Mr. Hanson is the Chairman and founder of The Hampshire Companies and has over 46 years of experience in the real estate industry. Mr. Hanson was named non-executive Chairman of the Board of HealthSouth, effective October 1, 2005. Since 1994, Mr. Hanson has served as Chairman of the National Football Foundation and College Hall of Fame, Inc. Since 1991, Mr. Hanson has served as a director of Prudential Financial Corp., and he has also served as a director of the Hackensack University Medical Center for the past 18 years. Mr. Hanson also currently serves as a director of Pascack Community Bank, and Yankee Global Enterprises.

Leo I. Higdon, Jr.—President, College of Charleston

On October 1, 2001, Mr. Higdon became the 20th President of the College of Charleston. Between 1997 and 2001, Mr. Higdon served as President of Babson College in Wellesley, Massachusetts, a leading school of entrepreneurship. He also served as Dean of the Darden Graduate School of Business Administration at the University of Virginia. His financial experience includes a 20-year tenure at Salomon Brothers, where he became Vice Chairman and member of the executive committee, managing the Global Investment Banking Division. Mr. Higdon serves as a director of Chemtura Corporation, Eaton Vance Corp., and Newmont Mining.

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

L. Edward Shaw, Jr.—Of Counsel, Gibson Dunn & Crutcher LLP

Since September 1, 2004, Mr. Shaw has been Of Counsel with the New York office of Gibson Dunn & Crutcher LLP, a law firm based in Los Angeles with national and international offices. From January 1, 2004 to August 31, 2004, Mr. Shaw practiced law as a sole practitioner in the areas of corporate governance and securities regulation and compliance. From May 1999 to December 31, 2003, Mr. Shaw served as General Counsel of Aetna, Inc., one of the leading providers of health and group insurance benefits in the United States. Mr. Shaw also served as an Executive Vice President and member of the office of the Chairman of Aetna from September 2000 to December 31, 2004. Mr. Shaw also serves as a director of Mine Safety Appliances Co. and Covenant House, the nation’s largest privately-funded provider of crisis care to children.

Current Executive Officers Who Are Not Also Directors

Joseph T. Clark—President—Surgery Centers Division

Mr. Clark was named President of the surgery centers division effective March 1, 2005. Mr. Clark has 25 years of experience in various health services companies. From August 2000 to September 2005, Mr. Clark served as President and Chief Executive Officer of HealthMark Partners, Inc, an owner, operator and developer of ASCs and specialty hospitals. From March 1988 to August 1999, he served in various senior management roles, including Chief Executive Officer, of Response Oncology, a provider of cancer services through a series of 55 cancer centers, physicians practice management relationships and clinical trials support services to the pharmaceutical industry. Mr. Clark also had 10 years of experience with two proprietary hospital chains, Humana and American Medical International.

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

John Markus—Executive Vice President and Chief Compliance Officer

Mr. Markus was named Executive Vice President and Chief Compliance Officer on February 1, 2004. Mr. Markus served as Senior Vice President of Corporate Compliance with Fresenius Medical Care North America from 1999 to January 2004, as Vice President, Corporate Compliance with Oxford Health Plans from 1998 to 1999, and as Executive Vice President with National Health Laboratories, Inc. (now known as Laboratory Corporation of America, Inc.) from 1990 to 1996. Mr. Markus also practiced law with Greenberg, Traurig, Lipoff, Rosen & Quentel from 1996 to 1998 and with Akin, Gump, Strauss, Hauer & Feld from 1980 to 1990, both law firms based in Washington, D.C.

Diane L. Munson—President—Outpatient Division

Ms. Munson was named President of our outpatient division on March 15, 2004. Prior to joining us, Ms. Munson served as Vice President and General Manager for Beverly Enterprises Inc. from 2002 to 2004, as President and Chief Executive Officer of Fluidsense Inc. from 2001 to 2002, and as Senior Vice President Healthcare Services of Inlight, Inc. from 1999 to 2001. Ms. Munson has over 25 years of Healthcare Operations Management experience. She spent 18 years with Baxter International, Inc. and Caremark International, Inc. in various senior executive positions.

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

Involvement in Certain Legal Proceedings

On March 19, 2003, the SEC filed a lawsuit in the United States District Court for the Northern District of Alabama against HealthSouth and our then-Chairman and Chief Executive Officer, Richard M. Scrushy. The lawsuit alleges that HealthSouth overstated earnings by at least $1.4 billion since 1999, and that this overstatement occurred because Mr. Scrushy insisted that HealthSouth meet or exceed earnings expectations established by Wall Street analysts. Specifically, the lawsuit alleges that HealthSouth and Mr. Scrushy violated and/or aided and abetted violations of the antifraud, reporting, books-and-records and internal control provisions of the federal securities laws. On April 3, 2003, the SEC filed an amended complaint adding additional charges against Mr. Scrushy. On May 7, 2003, this litigation was stayed pending the resolution of any criminal charges against Mr. Scrushy in connection with the alleged violations of federal securities laws. On June 6, 2005, the SEC approved a settlement with HealthSouth relating to this action. Mr. Scrushy was subsequently acquitted of the criminal charges brought in the Northern District of Alabama and, on September 7, 2005, the SEC filed a second amended complaint against Mr. Scrushy. That civil action is still pending against Mr. Scrushy.

On October 26, 2005, the U.S. District Court, Middle District of Alabama released an indictment naming Richard M. Scrushy along with a former governor of Alabama and two members of his administration on charges involving conspiracy, racketeering, and bribery. Mr. Scrushy is accused of making disguised payments of $500,000 in 1999 and 2000 to the then-acting governor through a third-party foundation in exchange for an appointment on Alabama’s Certificate of Need Review Board. Mr. Scrushy served on the Certificate of Need Review Board from 1999 to 2001 when he was replaced by another HealthSouth executive. The charges against Mr. Scrushy are still pending, and, if convicted on all counts, Mr. Scrushy could face a total sentence of 40 years.

From 2001 to 2002, Diane L. Munson served as President and Chief Executive Officer of Fluidsense, Inc., a start-up medical device company. Fluidsense filed for bankruptcy in 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of HealthSouth equity securities. Executive officers, directors, and beneficial owners of greater than 10% beneficial owners are required by SEC regulations to provide us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that for the period from January 1, 2004, through December 31, 2004, all of our executive officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except for the following:

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

Audit Committee Financial Expert

Our Audit Committee currently consists of Edward A. Blechschmidt, Chairman, Steven R. Berrard, Donald L. Correll and Jon F. Hanson, each of whom the Special Committee of our board of directors has determined to be an independent director (in accordance with the definitions of independence contained in Rule 303.01 of the listing standards for the New York Stock Exchange, Rule 4200(a)(14) of the listing standards of the National Association of Securities Dealers, and our Corporate Governance Guidelines). Mr. Blechschmidt, Mr. Berrard, and Mr. Correll each qualify as an audit committee financial expert (as defined in Item 401(h) of Regulation S-K). Mr. Hanson will leave the Audit Committee immediately following the filing of this annual report.

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

Executive Compensation—General

Summary Compensation Table

The following tables furnish, for the periods stated, compensation information concerning our current, interim, and former “named executive officers,” which definition includes each person who served as our chief executive officer during 2004, as well as our next four most highly compensated executive officers serving on December 31, 2004 and up to two additional executive officers who would have otherwise qualified had they not left HealthSouth prior to December 31, 2004.

Current and Interim Named Executive Officers

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(4)	Restricted Stock Awards ($)(5)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)(6)
Jay Grinney President and Chief Executive Officer	2004	571,154	—	—	521,000	1,000,000	—	50,775

Michael D. Snow Executive Vice President and Chief Operating Officer	2004	294,735	100,000	—	450,000	105,000	—	266,647

John L. Workman Executive Vice President and Chief Financial Officer	2004	127,173	75,000	—	138,875	55,000	—	11,600

John Markus Executive Vice President and Chief Compliance Officer	2004	327,452	70,000	—	132,000	65,000	—	232,887

Gregory L. Doody(1) Executive Vice President, General Counsel and Secretary	2004	275,961	—	—	118,500	65,000	—	277

Robert P. May(2) Interim Chief Executive Officer	2004 2003 2002	— — —	— — —	198,645 364,739 —	50,002 — —	— 25,000 25,000	— — —	— —

Joel C. Gordon(3) Interim Chairman of the Board	2004 2003 2002	347,197 422,467 250,000	— — —	600,000 600,000 600,000	50,002 — —	— 25,000 25,000	— — —	4,497 2,938 4,944

(1)	We named Mr. Doody interim Corporate Counsel and Secretary in September 2003. He served in that role until March 15, 2004, when we named him Executive Vice President, General Counsel and Secretary. While interim Corporate Counsel and Secretary, Mr. Doody was not a HealthSouth employee but remained a partner of his law firm, Balch & Bingham LLP, devoting substantially all of his time to us as interim Corporate Counsel and Secretary.
(2)	We named Mr. May interim Chief Executive Officer on March 19, 2003. He served in that role until May 10, 2004, when we named Mr. Grinney our President and Chief Executive Officer. The amounts shown as other annual compensation to Mr. May comprise payments of $40,000 per month made to RPM Systems while Mr. May was interim Chief Executive Officer, the primary purpose of which was to compensate Mr. May for his services. We made additional payments to RPM Systems that are not reflected in the above table, the primary purpose of which was to compensate Mr. May for his participation in various board and committee meetings. See this Item, “Compensation of Directors” for information about director compensation.
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

(4)	Perquisites and other personal benefits did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus for the named current or interim executive officer for each year covered.
(5)	The amounts shown in this column are based on the closing market price of our common stock on the date the restricted shares were granted. Except for grants made to Messrs. May and Gordon, all grants of restricted stock were made under our 1998 Restricted Stock Plan, and vest on the third anniversary of the effective date of the award if the executive is still employed by us. We granted 8,432 shares of restricted stock to Mr. May and 8,432 shares of restricted stock to Mr. Gordon under our 2004 Director Incentive Plan, which vest in three equal annual installments beginning on January 1 of the year following the date of the grant. As of December 31, 2004, the aggregate number and value (based on the closing price of our common stock on December 31, 2004) of shares of restricted stock held by the current and interim executive officers was as follows: Mr. Grinney—100,000 shares ($628,000), Mr. Snow—75,000 shares ($471,000), Mr. Workman—27,500 shares ($172,700), Mr. Markus—30,000 shares ($188,400), Mr. Doody—30,000 shares ($188,400), Mr. May—8,432 shares ($52,953), and Mr. Gordon—8,432 shares ($52,953). Although we have never paid dividends on our common stock, our restricted stock and common stock are treated the same for the purpose of calculating dividends.
(6)	For the year ended December 31, 2004, all other compensation consists of (a) company matching contributions to our Retirement Investment Plan (401(k)) in the following amount: Mr. Grinney—$623; (b) company paid premiums for group term life insurance in the following amounts: Mr. Grinney—$764, Mr. Workman—$316, Mr. Markus—$764, Mr. Doody—$277, and Mr. Gordon—$4,497; (c) company relocation assistance payments in the following amounts: Mr. Grinney—$32,518, Mr. Snow—$266,647, Mr. Workman—$11,284, and Mr. Markus—$232,123; and (d) company paid premiums for long-term disability insurance in the following amount: Mr. Grinney—$16,870. For the years ended December 31, 2003 and 2002, all other compensation consists of company paid premiums for group term life insurance to Mr. Gordon.

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

Former Named Executive Officers

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)(1)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)(2)
Patrick A. Foster Former President— Inpatient Services Division	2004 2003 2002	393,566 418,385 488,462	— — 600,000	— — —	132,000 — —	55,000 200,000 100,000	— — —	3,331 3,354 4,934

Larry D. Taylor Former President— Surgery Centers Division	2004 2003 2002	362,061 418,385 488,462	— — 600,000	— — —	132,000 — —	55,000 200,000 100,000	— — —	2,134 2,107 3,634

(1)	The amounts shown in this column are based on the closing market price of our common stock on the date the restricted shares were granted. Mr. Foster voluntarily resigned and Mr. Taylor’s employment was terminated prior to lapse of the restrictions on their restricted stock and therefore we have cancelled both restricted stock awards pursuant to the terms of our 1998 Restricted Stock Plan.
(2)	For the year ended December 31, 2004, all other compensation consists of (a) company matching contributions to our Retirement Investment Plan (401(k)) in the following amounts: Mr. Foster—$1,566 and Mr. Taylor—$1,566; and (b) company paid premiums for group term life insurance in the following amounts: Mr. Foster—$1,765 and Mr. Taylor—$568.
For the year ended December 31, 2003, all other compensation consists of (a) company matching contributions to our Retirement Investment Plan (401(k)) in the following amounts: Mr. Foster—$1,453 and Mr. Taylor—$1,444; and (b) company paid premiums for group term life insurance in the following amounts: Mr. Foster—$1,901 and Mr. Taylor—$663.
For the year ended December 31, 2002, all other compensation consists of (a) company matching contributions to our Retirement Investment Plan (401(k)) in the following amounts: Mr. Foster—$1,450 and Mr. Taylor—$1,426; and (b) company paid premiums for group term life insurance in the following amounts: Mr. Foster—$2,262 and Mr. Taylor—$526; and (c) the value of the benefit of the remainder of the premium paid under our split dollar life insurance program in the following amounts: Mr. Foster—$1,222 and Mr. Taylor—$1,682.

Stock Option Grants

The following tables identify all stock option grants made to our current and former named executive officers during the year ended December 31, 2004.

Current Named Executive Officers

		Individual Grants
Name	Year	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
						5% ($)	10% ($)
Jay Grinney	2004	1,000,000	12.86%	5.21	5/8/2014	3,276,541	8,303,398

Michael D. Snow	2004	105,000	1.35%	6.00	6/30/2014	396,204	1,004,058

John L. Workman	2004	55,000	0.71%	5.05	9/20/2014	174,675	442,662

John Markus	2004	65,000	0.84%	4.40	3/5/2014	179,864	455,810

Gregory L. Doody	2004	65,000	0.84%	3.95	3/15/2014	161,469	409,193

(1)	The potential realizable value portion of the foregoing table represents a hypothetical value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the common stock over the term of the options, based on the fair market value of the common stock at the time the options were awarded. The amounts do not take into account provisions of the options relating to vesting, nontransferability, or termination of the option following termination of employment. In addition, because of the valuation model being used (value based on an assumed rate of return over time), options with higher exercise prices appear to have a significant current value when in fact they have little or no actual current value.

Former Named Executive Officers

		Individual Grants
Name	Year	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date(1)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
						5% ($)	10% ($)
Patrick A. Foster	2004	55,000	0.71%	4.40	—	152,193	385,686

Larry D. Taylor	2004	55,000	0.71%	4.40	—	152,193	385,686

(1)	The options listed in the above table have all been cancelled, and therefore have no actual value as of the date of this filing. We include this information only because the options were in effect during the period covered by this filing.

Aggregated Stock Option Exercises

The following tables set forth information concerning options exercised by our current, interim, and former named executive officers during the year ended December 31, 2004, as well as information concerning unexercised options held by them.

Current and Interim Named Executive Officers

Name	Year	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Options at Fiscal Year End (#)		Value of Unexercised In-The-Money Options at Fiscal Year End ($)
				Exercisable	Unexercisable	Exercisable	Unexercisable
Jay Grinney	2004	—	—	—	1,000,000	—	1,070,000

Michael D. Snow	2004	—	—	—	105,000	—	29,400

John L. Workman	2004	—	—	—	55,000	—	67,650

John Markus	2004	—	—	—	65,000	—	122,200

Gregory L. Doody	2004	—	—	—	65,000	—	151,450

Robert P. May	2004	—	—	50,000	—	105,750	—

Joel C. Gordon	2004	—	—	300,000	—	67,000	—

Compensation of Directors

General

Our directors who are not employees of the company receive an annual cash retainer of $45,000 plus $2,000 per board of directors or Special Committee meeting attended in person, $1,000 per meeting attended by telephone, and $1,000 per committee meeting attended. The chairman of the board receives an additional $100,000 per year to compensate for the enhanced responsibilities and time commitment associated with that position. The chair of the Audit Committee receives an additional $25,000 per year, the chair of the Compensation Committee receives an additional $15,000 per year, and the chairs of the Corporate Compliance Committee, the Finance Committee, and the Nominating/Corporate Governance Committee each receive an additional $10,000 per year.

Pursuant to the 2004 Director Incentive Plan, as amended, each non-employee member of the Special Committee of the board of directors will receive on the date of initial election or appointment a grant of restricted stock valued on the date of grant at $50,000 if granted during the first quarter, $37,500 if granted during the second quarter, $25,000 if granted during the third quarter, and no grant in the fourth quarter. In addition, each non-employee member of the Special Committee of the board of directors will be granted shares of restricted stock at the time annual equity awards are granted to key employees of the company. Such grants will be available to eligible directors serving on the date of grant and will be valued at $50,000 on the date of grant.

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

For purposes of Mr. Grinney’s agreement, “cause” means Mr. Grinney’s (a) act of fraud, misappropriation, or embezzlement respecting HealthSouth, (b) indictment for, conviction of, or plea of guilt or no contest to any felony, (c) engaging in willful gross neglect or willful gross misconduct resulting in material harm to HealthSouth, (d) suspension or debarment from participation in any federal or state health care program under certain circumstances, (e) violation of certain of the securities laws, (f) failure to comply with valid and legal directives of the board of directors, or (g) material breaches of certain provisions of his agreement.

“Good reason” means, among other things, Mr. Grinney’s annual base salary or bonus opportunity is reduced or his position, duties, and authority are diminished or certain other obligations of HealthSouth to Mr. Grinney are not fulfilled.

A “change of control” of HealthSouth occurs when (a) any person or “group” as defined in SEC rules becomes the beneficial owner of HealthSouth securities having 50% or more of the combined voting power of HealthSouth that may be cast in the election of directors, (b) as a result of certain transactions such as a tender offer or merger the holders of securities entitled to vote in the election of our directors immediately prior to such transaction constitute, following such transaction, less than a majority of the combined voting power of the surviving entity entitled to vote in the election of directors, or (c) we sell, transfer, or lease all or substantially all of our assets, including our subsidiaries.

Employment Agreements of Other Named Executive Officers

We have also entered into employment agreements with the following executive officers effective as of the dates indicated: Michael D. Snow, Executive Vice President and Chief Operating Officer (June 30, 2004), John L. Workman, Executive Vice President and Chief Financial Officer (September 3, 2004), John Markus, Executive Vice President and Chief Compliance Officer (March 15, 2004), Gregory L. Doody, Executive Vice President, General Counsel, and Secretary (March 15, 2004), and James C. Foxworthy, Executive Vice President and Chief Administrative Officer (March 1, 2005).

Each agreement provides that the officer will be paid a designated annual base salary and an annual bonus based on both the performance of HealthSouth and the officer’s personal performance. The annual base salaries are $600,000 for Mr. Snow, $475,000 for Mr. Workman, $363,000 for Mr. Markus, $350,000 for Mr. Doody, and $325,000 for Mr. Foxworthy. The agreements for Messrs. Snow, Workman, Markus, and Foxworthy provide for reimbursement of certain costs of relocating to Birmingham. The agreements for Messrs. Snow, Workman and Markus provide for signing bonuses of $100,000, $75,000, and $70,000, respectively.

The agreements for Messrs. Snow, Workman and Foxworthy state that 75,000 shares of restricted stock under HealthSouth’s 1998 Restricted Stock Plan vesting on June 30, 2007 will be granted to Mr. Snow, 27,500 shares of restricted stock under such plan vesting on September 20, 2007 will be granted to Mr. Workman and 30,000 shares of restricted stock under such plan vesting on March 1, 2008 will be granted to Mr. Foxworthy. Mr. Snow will also receive 105,000 shares of common stock under the 1998 Stock Option Plan, Mr. Workman will receive 55,000 shares under such plan, and Mr. Foxworthy will receive 65,000 shares under such plan. The exercise price of such options is market price as the date of grant and such options vest and become exercisable with respect to one-third of the shares on each of the first three anniversaries of the date of grant, provided such persons are employed by us on each date of vesting.

All of the agreements provide for three year terms, except Mr. Workman’s agreement renews for successive one-year terms unless terminated by either party on 90 days notice. If any agreement is terminated by us without cause, by the officer for good reason, or within 60 days following a change of control of HealthSouth, or by either party as a result of death or disability, the officer shall be entitled to receive certain benefits and severance payments. The severance payments due under these agreements include the executive’s base salary and certain health benefits for a period of 24 months following termination except for Mr. Markus, in which case the amount of the severance payments equals the base salary due for the number of months remaining in the agreement. The severance payment is equal to three months’ base salary in the case of death of an officer, and payments due to disability are generally to be paid based upon the term remaining in the agreement and the date the officer is eligible for disability payments under HealthSouth’s disability policy. The agreements allow the officer to receive reimbursement of certain relocation expenses in the case of Messrs. Snow, Markus, Workman and Foxworthy. In addition, the agreements for Messrs. Snow, Workman, Doody and Foxworthy provide for automatic vesting of restricted stock upon a change in control of HealthSouth.

If any agreement is terminated by us for cause or by the officer without good reason, the officer will receive any salary, bonus, or other payments due as of the date of termination, including any vested stock options and benefits to which the officer is entitled. Each agreement also contains certain non-competition and, in some cases, non-disclosure, provisions effective for certain periods after the officer’s employment terminates. For purposes of these agreements, the terms “cause,” “good reason,” and “change of control” are defined in ways substantially the same as the meanings given to such terms, as described above for Mr. Grinney, except that “good reason” is defined more narrowly to limit “good reason” primarily to breaches of the compensation, bonus, and benefit provisions of the agreement applicable to the officer.

Restricted Stock Agreements

On March 1, 2005, we granted 26,270 shares of restricted common stock to both Robert P. May and Joel C. Gordon pursuant to individual restricted stock agreements. Each restricted stock agreement provides that, until “vested,” the shares of restricted stock shall be forfeited to us if the recipient ceases to be a member of the board of directors, except in the case of his death, disability, or mandatory retirement, or if certain “change in control” events occur. The shares are scheduled to vest in equal annual installments over a three year period, beginning on March 1, 2006. Effective May 10, 2005, Mr. Gordon retired from service as a member of our board of directors pursuant to our mandatory director retirement policy. Consequently, the 26,270 shares of restricted stock granted to him vested and all restrictions upon transfer applicable to those shares terminated effective upon his retirement. Effective October 1, 2005, Mr. May voluntarily resigned from our Board of directors. The 26,270 shares of restricted stock granted to him vested and all restrictions upon transfer applicable to those shares terminated, although Mr. May transferred a number of those shares to the company in order to pay applicable taxes.

Key Executive Incentive Program

On November 17, 2005, the Special Committee approved, upon the recommendation of the Compensation Committee and our chief executive officer (who is not a participant), the HealthSouth Corporation Key Executive Incentive Program (the “Program”). The Program is a supplement to the company’s overall compensation program for executives and is intended to incentivize key senior executives with equity awards that vest and cash bonuses that are payable, in each case through January 2009.

Eight executive officers (each a “Key Executive” and, collectively, the “Key Executives”) are entitled to receive incentive awards under the Program. The eight Key Executives include the following named executive officers: Michael D. Snow, Executive Vice President and Chief Operating Officer; John L. Workman, Executive Vice President and Chief Financial Officer; Gregory L. Doody, Executive Vice President, General Counsel and Secretary; and John Markus, Executive Vice President and Chief Compliance Officer. All other Key Executives in the Program are also executive officers of the Company.

The Key Executives will receive approximately 50% of their awards in equity and 50% in cash, except that Messrs. Snow and Workman will receive 60% of their awards in equity and 40% in cash. The equity component will be comprised of approximately one-third stock options and two-thirds restricted stock.

The equity awards, which were made on November 17, 2005, were one-time special equity grants. These awards are separate from, and in addition to, the normal equity grants awarded in March and generally are equivalent to the Key Executive’s normal annual grant. The equity awards granted to the Key Executives who are named executive officers are as follows: Mr. Snow: 140,797 shares of restricted stock and 88,635 stock options;

Mr. Workman: 119,617 shares of restricted stock and 75,301 stock options; Mr. Doody: 54,418 shares of restricted stock and 34,257 stock options; and Mr. Markus: 54,418 shares of restricted stock and 34,257 stock options. The stock options have an exercise price equal to $3.87 per share, the fair market value on the date of grant. The stock options and restricted stock will vest according to the following schedule: twenty-five percent in January 2007, twenty-five percent in January 2008, and the remaining fifty percent in January 2009.

The cash component of the award will be a one-time cash incentive payment payable twenty-five percent in January 2007, twenty-five percent in January 2008, and the remaining fifty percent in January 2009. This cash bonus will be equivalent to between approximately 80% and 110% of the Key Executive’s base salary. In order for each Key Executive to receive each installment of the cash award, he or she must be employed in good standing on a full-time basis at the time of each payment, and the company must have attained certain performance goals based on liquidity.

In order to implement the Program, the company intends to enter into individual award agreements with each of the Key Executives, setting forth the terms and conditions of the awards consistent with the description above.

2005 Equity Incentive Plan

On November 17, 2005, upon recommendation of the Compensation Committee, the Special Committee also adopted the HealthSouth Corporation 2005 Equity Incentive Plan (the “Equity Plan”). The Equity Plan was adopted to replace the company’s 1995 Stock Option Plan, which recently expired. The Equity Plan provides for the grant of stock options, restricted stock, stock appreciation rights, deferred stock and other stock-based awards (collectively, the “Awards”) to directors, executives and other key employees of the company as determined by the board of directors or the Compensation Committee in accordance with the terms of the Equity Plan and evidenced by an award agreement with each participant.

The Equity Plan has a term of three years, unless terminated earlier by the Board. Any Awards outstanding under the Equity Plan at the time of its termination will remain in effect in accordance with their terms. The aggregate number of shares of common stock available for issuance under the Equity Plan is 22 million shares, subject to equitable adjustment upon a change in capitalization of the company or the occurrence of certain transactions affecting the common stock reserved for issuance under the Equity Plan. Any awards under the Equity Plan must have a purchase price or an exercise price not less than the fair market value of such shares of common stock on the date of grant. Unless otherwise determined by the Board or as provided in an award agreement, upon a Change in Control (as defined in the Equity Plan) of the company, the vesting of all outstanding awards will accelerate.

Notwithstanding the foregoing, no option may be exercised and no shares of stock may be issuable pursuant to other Awards under the Equity Plan until the company complies with its reporting and registration obligations under the federal securities laws, unless an exemption from registration is available with respect to such shares.

Change in Control Benefits Plan

On November 4, 2005, the Special Committee approved, upon the recommendation of the Compensation Committee, the HealthSouth Corporation Change in Control Benefits Plan (the “Change in Control Plan”). Amounts payable under the Change in Control Plan are in lieu of and not in addition to any other severance or termination payment under any other plan or agreement with HealthSouth. As a condition to receipt of any payment or benefits under the Change in Control Plan, participating employees, as designated by the chief executive officer (each a “Participant” and, collectively, “Participants”) must enter into a Non-Solicitation, Non-Disclosure, Non-Disparagement and Release Agreement with HealthSouth.

Under the Change in Control Plan, Participants are divided into three different tiers as designated by the Compensation Committee. Tier 1 is comprised of certain executive officers of HealthSouth; Tier 2 is comprised of HealthSouth’s division presidents and certain other officers of HealthSouth; and Tier 3 will be comprised of officers of the company subsequently determined. Upon the occurrence of a Change in Control, each outstanding option to purchase common stock of HealthSouth held by Participants will become automatically vested and exercisable and (i) in the case of all options outstanding as of November 4, 2005, will remain exercisable until the later of the 15th day of the third month following the date at which, or December 31 of the calendar year in which, the option would have otherwise expired; and (ii) in the case of all options granted after November 4, 2005, shall remain exercisable for a period of (x) three years in the case of a Tier 1 Participant, (y) two years in the case of a Tier 2 Participant or (z) one year in the case of a Tier 3 Participant, beyond the date at which the option would have otherwise expired. In addition, the vesting restrictions on all other awards relating to HealthSouth’s common stock held by a Participant will immediately lapse and will, in the case of restricted stock units and stock appreciation rights, become immediately payable.

In the event that a Participant’s employment is terminated either (i) by the Participant for Good Reason (as defined in the Change in Control Plan) or (ii) by HealthSouth without Cause (as defined in the Change in Control Plan) within twenty-four months following a Change in Control or within three months of a Potential Change in Control (as defined in the Change in Control Plan), then such Participant shall receive a lump sum severance payment in an amount equal to, for Tier 1 Participants, the sum of (x) the Participant’s highest annual salary in the three years preceding the termination date plus (y) the Participant’s highest target bonus for the year of termination or for the year in which the Change in Control occurred, whichever is larger (together, the “CIC Payment”) multiplied by 2.99. Tier 2 Participants will be entitled to receive two times the CIC Payment, and Tier 3 Participants will be entitled to receive an amount equal to the CIC Payment. Participants also will be entitled to receive a lump sum payment equal to all unused vacation time accrued by such Participant as of the termination date under HealthSouth’s vacation policy, plus all accrued but unpaid compensation earned by such Participant as of the termination date.

Following a termination upon a Change in Control, each Participant will continue to be covered by those benefit plans (excluding disability) maintained by HealthSouth under which the Participant was covered immediately prior to termination (the “Continued Benefits”). The Change in Control Plan provides that Continued Benefits are to be provided to Tier 1 Participants for thirty-six months, to Tier 2 Participants for twenty-four months, and to Tier 3 Participants for twelve months. HealthSouth’s obligation to provide Continued Benefits will cease if and when a Participant becomes employed by a third party that provides the Participant with substantially comparable health and welfare benefits.

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

Retirement Investment Plan

Effective January 1, 1990, we adopted the HealthSouth Retirement Investment Plan (the “401(k) Plan”), a retirement plan intended to qualify under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is open to all of our full-time and part-time employees who are at least 21 years of age and have completed 90 days of service with the company. Eligible employees may elect to participate in the Plan on the first day of the month following 90 days of employment.

Under the 401(k) Plan, participants may elect to defer up to 15% of their annual compensation (subject to nondiscrimination rules under the Internal Revenue Code). The deferred amounts may be invested among various investment vehicles, which do not include HealthSouth common stock, managed by unrelated third parties. We will match a minimum of 15% of the amount deferred by each participant, up to 4% of such participant’s total compensation, with the matched amount also directed by the participant. Effective January 1, 2006, the 401(k) Plan will be amended to relax certain participation requirements and to increase our matching contribution from 15% to 50% of the amount deferred by each participant, up to 4% of such participant’s total compensation. For additional information, see Note 15, Employee Benefit Plans, to our accompanying consolidated financial statements.

Management Bonus Program

In 2004, we adopted the 2004 Senior Management Bonus Program to reward senior management for performance based on a combination of corporate goals, divisional or regional goals, and individual goals. The primary consideration in determining satisfaction of corporate goals is the company achieving EBITDA targets determined at the beginning of each year. The divisional or regional goals are determined in accordance with the specific plans agreed upon within the divisions. The individual goals, which are weighted according to importance and include some objectives common to all eligible persons, are determined between each participant and his or her immediate supervisor. The program applies to persons who join HealthSouth in, or are promoted to, senior management positions. We adopted a similar bonus program in 2005.

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

As of December 31, 2004, the following loans made under the loan plan remained outstanding: Richard M. Scrushy ($13.7 million), David Fuller ($118,552), Larry D. Taylor ($116,180), and Daniel J. Riviere ($1.19 million). Mr. Riviere is in default on his loan, and we have filed a collection action against him. Certain of our stockholders sued Mr. Scrushy on our behalf for repayment of the loan and obtained an order from the Delaware Court of Chancery requiring Mr. Scrushy to repay the loan on January 2, 2004 by transfer of cash or cash equivalents. After several unsuccessful post-judgment motions filed by Mr. Scrushy, in July 2005 Mr. Scrushy satisfied his loan obligation by paying us $12.5 million and releasing 2,506,770 shares of common stock previously tendered to us that we had been required to return. For additional information about the loan plan in general and Mr. Scrushy’s loan in particular, see Note 11, Shareholders’ Deficit, to our accompanying consolidated financial statements. For additional information about Mr. Riviere’s loan, see Item 3, Legal Proceedings, and Note 22, Contingencies and Other Commitments, to our accompanying consolidated financial statements.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our board of directors currently is comprised of Leo I. Higdon, Jr. (Chairman), Yvonne M. Curl, and L. Edward Shaw, Jr. None of the current members of our Compensation Committee is an officer or employee of HealthSouth. During 2004, the Compensation Committee included, at various times, Edward A. Blechschmidt, John S. Chamberlin, Leo I. Higdon, Jr., Lee S. Hillman, Robert P. May, and Larry D. Striplin, Jr. Other than Robert P. May, who served as our interim Chief Executive Officer from March 19, 2003 to March 10, 2004, none of the members of our current and 2004 Compensation Committee has ever been an officer of HealthSouth or any of its subsidiaries. None of our current executive officers serves or has served as a member of the board of directors or compensation committee of any other company that had one or more executive officers serving as a member of our board of directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Holders of Voting Securities

The following table sets forth information regarding the beneficial ownership of our common stock as of September 30, 2005, for (a) each person who is known by us to own beneficially more than 5% of the outstanding shares of our common stock, (b) each of our incumbent directors, (c) each of our executive officers named in the Summary Compensation Table, and (d) all of our incumbent directors and executive officers as a group.

The percentages of shares outstanding provided in the table below are based on 397,224,001 voting shares outstanding as of September 30, 2005. Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise indicated, each person or entity named in the table has sole voting and investment power, or shares voting and investment power with his or her spouse, with respect to all shares of stock listed as owned by that person. The number of shares shown does not include the interest of certain persons in shares held by family members in their own right. Shares issuable upon the exercise of options that are exercisable within 60 days of September 30, 2005 are considered outstanding for the purpose of calculating the percentage of outstanding shares of our common stock held by the individual, but not for the purpose of calculating the percentage of outstanding shares held by any other individual. The address of our directors and executive officers is c/o HealthSouth Corporation, One HealthSouth Parkway, Birmingham, Alabama 35243.

Name of Beneficial Owner	Shares of Common Stock	Percentage of Class
Duquesne Capital Management, L.L.C.(1)	27,042,600	6.8%
Steven R. Berrard	16,644	*
Edward A. Blechschmidt	26,851	*
Donald L. Correll	6,466	*
Yvonne M. Curl	7,962	*
Charles M. Elson	11,961	*
Gregory L. Doody(2)	81,667	*
Jay Grinney(3)	533,334	*
Jon F. Hanson(4)	106,226	*
Leo I. Higdon, Jr.	12,601	*
John Markus(5)	81,667	*
John E. Maupin, Jr.	12,082	*
Robert P. May(6)	97,096	*
Richard M. Scrushy	3,719,661	*
L. Edward Shaw, Jr.	6,466	*
Michael D. Snow(7)	210,000	*
John L. Workman(8)	100,834	*
All directors and executive officers as a group	5,520,012	1.4%

*	Less than 1%
(1)	Duquesne Capital Management, L.L.C. and its affiliate, Mr. Stanley F. Druckenmiller, located at 40 West 57th Street, 25th Floor, New York, New York 10019, may be deemed to beneficially own 26,997,600 shares of our common stock and share the power to vote or direct the vote, and the power to dispose or direct the disposition of these shares. This information is based on a Schedule 13G filed by Duquesne Capital Management, L.L.C. and Mr. Stanley F. Druckenmiller with the Securities and Exchange Commission on June 30, 2005.
(2)	Includes 21,667 shares issuable upon exercise of options.
(3)	Includes 333,334 shares issuable upon exercise of options.
(4)	Includes 50,000 shares issuable upon exercise of options and 11,000 shares held in trust over which he has investment power. Does not include 30,000 shares held by his spouse.

(5)	Includes 21,667 shares issuable upon exercise of options.
(6)	Includes 50,000 shares issuable upon exercise of options.
(7)	Includes 35,000 shares issuable upon exercise of options.
(8)	Includes 18,334 shares issuable upon exercise of options.

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

	Securities to be Issued Upon Exercise	Weighted Average Exercise Price	Securities Available for Future Issuance(1)
Plans Approved by Stockholders	13,652,991	$8.98	22,270,163
Plans Not Approved by Stockholders	3,294,458	7.95	5,947,364

Total	16,947,449	$8.78	28,217,527

(1)	As of December 31, 2004, our 1998 Restricted Stock Plan, which was approved by our stockholders, had 2,035,000 remaining shares reserved for granting restricted stock awards under the plan. As of December 31, 2004, our 2004 Director Incentive Plan, which was not approved by our stockholders, had 1,932,239 remaining shares reserved for granting restricted stock awards under the plan. The number of shares for which non-qualified options may be granted under our 1995 Stock Option Plan automatically increased on the first trading day of each calendar year during the term of the plan, by an amount equal to 0.9% of the total shares of common stock of HealthSouth outstanding on December 31 of the immediately preceding year. As of the first trading day of 2005, the number of shares for which non-qualified options available to be granted under our 1995 Stock Option Plan increased by 3,951,649 shares. On November 17, 2005, upon recommendation of the Compensation Committee, the Special Committee adopted the HealthSouth Corporation 2005 Equity Incentive Plan (the “Equity Plan”). The Equity Plan was adopted to replace the company’s 1995 Stock Option Plan, which recently expired. The Equity Plan provides for the grant of stock options, restricted stock, stock appreciation rights, deferred stock and other stock-based awards to directors, executives and other key employees of the company as determined by the board of directors or the Compensation Committee in accordance with the terms of the Equity Plan and evidenced by an award agreement with each participant.

Effective January 1, 2004, we adopted the 2004 Director Incentive Plan covering a maximum of 2,000,000 shares of our common stock. This plan, which is administered by our board of directors, provides that directors who are members of the Special Committee and not employed by HealthSouth can be granted restricted awards of our common stock. The plan’s vesting provisions provide that one-third of the shares of restricted stock acquired under each grant shall vest, and thus the forfeiture provisions shall lapse on January 1 of each year following the date of the grant. Restrictions on transfer of the restricted shares apply during the course of the applicable director’s term and for a period of twelve months thereafter. Each of the vesting and holding provisions applicable to grants under the 2004 Director Incentive Plan are subject to the exceptions applicable to certain change in control events and the termination of the recipient’s service as a director of the company. Subject to certain exceptions set forth in the 2004 Director Incentive Plan, awards are protected against dilution upon the issuance of stock dividends and in the event of a stock split, recapitalization or other major corporate restructuring and are forfeitable upon termination of the recipient’s services as a HealthSouth director.

For a description of the material features of our other equity compensation plans, see Note 11, Shareholders’ Deficit, and Note 14, Stock-Based Compensation, to our accompanying consolidated financial statements.

Item 13.	Certain Relationships and Related Transactions

CompHealth, Inc.

In 2004, we purchased $578,111 in health care recruiting and staffing services from CompHealth, Inc. We believe that an affiliate of Acacia Venture Partners, a venture capital firm managed by C. Sage Givens (who served on our board of directors from 1985 to 2004), maintains significant ownership in CompHealth’s parent company, CMS Capital Ventures, Inc.

HealthStream, Inc.

In 2005, we entered into a two-year contract with HealthStream, Inc. to provide learning solutions to our employees. Frank E. Gordon, the son of Joel C. Gordon (who served on our board of directors from 1996 to 2005), is a member of the board of directors of HealthStream. This contract is not material to HealthSouth. We believe that the licensing terms are as favorable as we could have received from an unaffiliated third party.

MedCenterDirect.Com, Inc.

Prior to ceasing operations in 2003, MedCenterDirect.com, Inc. (“MCD”) provided certain services to us relating to the purchase of equipment and supplies. As of December 31, 2002, which was the end of the last full year of MCD’s operations, we owned 20.2% of MCD’s equity securities on a fully diluted basis and Richard M. Scrushy indirectly (through an investment partnership and a charitable foundation) owned 20.6% of MCD’s equity securities on a fully diluted basis.

In 2001, we provided a guarantee for $20 million of MCD’s debt to UBS Warburg. In 2002, we advanced $9.2 million to MCD in the form of loan. In September 2003, UBS Warburg called its loan to MCD. We have recognized a liability under the terms of the guarantee as of September 30, 2003, but, as of December 31, 2004, we have not paid the amounts due under the terms of the guarantee to UBS Warburg. See Note 9, Long-Term Debt, to our accompanying consolidated financial statements. We reserved the full amount of the advance to MCD in September 2003.

Nelson-Brantley Glass Contractors

In 2002, in connection with the construction of the Digital Hospital, the general contractor on that project entered into an approximately $5.5 million subcontract with Nelson-Brantley Glass Contractors, Inc. for the provision of glass required for the project. Larry D. Striplin, Jr. (who served on our board of directors from 1999 to 2004) is the Chairman and Chief Executive Officer of Nelson-Brantley, and is also the company’s sole owner. We have paid the contractor, which is an unrelated third party, approximately $5.7 million for glass and glazing work performed on the Digital Hospital.

RPM Systems

RPM Systems, Palm Beach, Florida provides strategic business consulting services. From 2002 to 2004, we used RPM Systems for various executive consulting services and paid the following amounts to RPM Systems in connection with the provision of services: 2002 ($5,823), 2003 ($386,503) and 2004 ($198,570). Mr. May is currently a private investor and principal of RPM Systems. Mr. May served on our board of directors from 2002 to 2005, serving as our non-executive chairman from June 30, 2004 to October 1, 2005. In addition, Mr. May served as our interim Chief Executive Officer from March 20, 2003 to May 10, 2004.

Source Medical Solutions, Inc.

In April 2001, we established Source Medical Solutions, Inc. (“Source Medical”) to continue development and allow commercial marketing of a wireless clinical documentation system originally developed by HealthSouth. This proprietary software was referred to internally as “HCAP” and was later marketed by Source Medical under the name “TherapySource.” At the time of our initial investment, certain of our directors, executive officers, and employees also purchased shares of Source Medical’s common stock.

We advanced approximately $125 million to Source Medical between 2001 and 2003 to continue to develop HCAP and to fund other operations and acquisitions. We also guaranteed over $10 million of Source Medical’s debt during that time period. From 2000 through 2003, Source Medical was dependent on HealthSouth for the majority of its revenues and funding.

The majority of our loans and advances to Source Medical have been excused in debt restructuring agreements to facilitate recapitalization efforts. Our ownership has also been diluted to approximately 7% as part of these recapitalizations and to accommodate new investment from unrelated parties. We continue to lease HCAP software from Source Medical for approximately $4.2 million annually and we remain a major customer of Source Medical. We believe that the licensing terms are as favorable as we could have received from an unaffiliated third party. We retain two of five seats, currently held by HealthSouth officers Gregory Doody and Tyler Murphy, on the Source Medical board of directors.

Stradis Medical

In 2004, we purchased $197,947 in medical supplies from Stradis Medical. Jeff Jacobs, who is the son-in-law of Joel C. Gordon (who served on our board of directors from 1996 to 2005), is the President of Stradis Medical.

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

With respect to the audits for the years ended December 31, 2004 and 2003, the Audit Committee approved the audit services to be performed by PricewaterhouseCoopers LLP, as well as certain categories and types of audit-related, tax and permitted non-audit services.

Fees Paid to the Principal Accountant—2004

As discussed in Item 1, Business, PricewaterhouseCoopers LLP was named our independent registered public accounting firm in May 2003. Prior to their appointment as our independent registered public accounting firm, our Special Audit Review Committee’s legal counsel engaged a forensic auditing team from PricewaterhouseCoopers LLP to assist in its investigation of accounting irregularities at HealthSouth and to consider any related matters that it concluded deserved review or comment.

Due to the timing of this filing and the related audits of our consolidated financial statements for the years ended December 31, 2004, 2003, and 2002, as well as the re-audits for the years ended December 31, 2001 and 2000, amounts paid or accrued for the services of PricewaterhouseCoopers LLP in 2004 primarily relate to the audits of our consolidated financial statements for the years ended December 31, 2003 and 2002, as well as the re-audits for the years ended December 31, 2001 and 2000. For amounts paid related to the audits of our consolidated financial statements in the first two quarters of 2005, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources.”

The table below sets forth all fees paid or accrued for the services of PricewaterhouseCoopers LLP in 2004:

2004
(In Thousands)
Audit Fees(1)	$31,963
Audit-Related Fees	—

Total audit and audit-related fees	31,963
Tax Fees	—
All Other Fees(2)	1,886

Total Fees	$33,849

(1)	Audit Fees—Represents aggregate fees paid or accrued for professional services rendered for the audit of our annual consolidated financial statements for the years ended December 31, 2003 and 2002, and the re-audits for the years ended December 31, 2001, and 2000. It also includes fees for professional services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory engagements required by various partnership agreements or state and local laws in the jurisdictions in which we operate or manage facilities.
(2)	All Other Fees—Represents fees for all other products and services provided by our independent registered public accounting firm that do not fall within the previous categories. More specifically, these fees include amounts paid to PricewaterhouseCoopers LLP for forensic audit services rendered to the Special Audit Review Committee during its investigation.

Fees Paid to the Principal Accountant—2003

PricewaterhouseCoopers LLP did not begin substantive audit work related to the audits of our consolidated financial statements for the years ended December 31, 2003 and 2002, and the re-audits for the years ended December 31, 2001 and 2000, until mid-2004. The table below sets forth all fees paid or accrued for the services of PricewaterhouseCoopers LLP in 2003:

2003
(In Thousands)
Audit Fees(1)	$4,356
Audit-Related Fees	—

Total audit and audit-related fees	4,356
Tax Fees	—
All Other Fees(2)	8,461

Total Fees	$12,817

(1)	Audit Fees—Represents aggregate fees paid or accrued for professional services rendered for the audit of our annual consolidated financial statements for the years ended December 31, 2003 and 2002, and the re-audits for the years ended December 31, 2001, and 2000. It also includes fees for professional services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory engagements required by various partnership agreements or state and local laws in the jurisdictions in which we operate or manage facilities.
(2)	All Other Fees—Represents fees for all other products and services provided by our independent registered public accounting firm that do not fall within the previous categories. More specifically, these fees include amounts paid to PricewaterhouseCoopers LLP for forensic audit services rendered to the Special Audit Review Committee during its investigation.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

See the accompanying index on page F-1 for a list of financial statements filed as part of this report.

Financial Statement Schedules

None.

Exhibits

The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this annual report unless otherwise noted.

No.	Description
3.1	Restated Certificate of Incorporation of HealthSouth Corporation, as filed in the Office of the Secretary of State of the State of Delaware on May 21, 1998.*

3.2	By-Laws of HealthSouth Corporation, as amended through May 17, 2001.*

4.1.1	Indenture, dated as of June 22, 1998, between HealthSouth Corporation and PNC Bank, National Association, as trustee, relating to HealthSouth’s 6.875% Senior Notes due 2005 and 7.0% Senior Notes due 2008.*

4.1.2	Officer’s Certificate pursuant to Sections 2.3 and 11.5 of the Indenture, dated as of June 22, 1998, between HealthSouth Corporation and PNC Bank, National Association, as trustee, relating to HealthSouth’s 6.875% Senior Notes due 2005 and 7.0% Senior Notes due 2008.*

4.1.3	Instrument of Resignation, Appointment and Acceptance, dated as of April 9, 2003, among HealthSouth Corporation, J.P. Morgan Trust Company, National Association (successor in interest to PNC Bank, National Association), as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to HealthSouth’s 6.875% Senior Notes due 2005 and 7.0% Senior Notes due 2008.*

4.1.4	First Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of June 22, 1998, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to J.P. Morgan Trust Company, National Association (successor in interest to PNC Bank, National Association), relating to HealthSouth’s 6.875% Senior Notes due 2005 (incorporated by reference to Exhibit 99.1 to HealthSouth’s Current Report on Form 8-K dated June 24, 2004).

4.1.5	First Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of June 22, 1998, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to J.P. Morgan Trust Company, National Association (successor in interest to PNC Bank, National Association), relating to HealthSouth’s 7.0% Senior Notes due 2008 (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K dated June 24, 2004).

4.2.1	Indenture, dated as of September 25, 2000, between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008.*

4.2.2	Instrument of Resignation, Appointment and Acceptance, dated as of May 8, 2003, among HealthSouth Corporation, The Bank of New York, as resigning trustee, and HSBC Bank USA, as succesor trustee, relating to HealhSouth’s 10.750% Senior Subordinated Notes due 2008.*

4.2.3	Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of September 25, 2000 between HealthSouth Corporation and HSBC Bank USA, as successor trustee to The Bank of New York, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008.*

4.2.4	Second Supplemental Indenture, dated as of May 14, 2004, to the Indenture dated as of September 25, 2000 between HealthSouth Corporation and HSBC Bank USA, as successor trustee to The Bank of New York, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K dated May 14, 2004).

4.3.1	Indenture, dated as of February 1, 2001, between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008.*

4.3.2	Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of February 1, 2001 between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008.*

4.3.3	Second Supplemental Indenture, dated as of May 14, 2004, to the Indenture dated as of February 1, 2001 between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008 (incorporated by reference to Exhibit 99.1 to HealthSouth’s Current Report on Form 8-K dated May 14, 2004).

4.4.1	Indenture, dated as of September 28, 2001, between HealthSouth Corporation and National City Bank, as trustee, relating to HealthSouth’s 7.375% Senior Notes due 2006 and 8.375% Senior Notes due 2011.*

4.4.2	Instrument of Resignation, Appointment and Acceptance, dated as of April 9, 2003, among HealthSouth Corporation, National City Bank, as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to HealthSouth’s 7.375% Senior Notes due 2006 and 8.375% Senior Notes due 2011.*

4.4.3	Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of September 28, 2001 between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 7.375% Senior Notes due 2006 and 8.375% Senior Notes due 2011.*

4.4.4	Second Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 7.375% Senior Notes due 2006 (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K dated June 24, 2004).

4.4.5	Second Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 8.375% Senior Notes due 2011 (incorporated by reference to Exhibit 99.4 to HealthSouth’s Current Report on Form 8-K dated June 24, 2004).

4.5.1	Indenture, dated as of May 22, 2002, between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012.*

4.5.2	Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of May 22, 2002 between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012.*

4.5.3	First Supplemental Indenture, dated as of June 24, 2004, to the Indenture dated as of May 22, 2002 between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012 (incorporated by reference to Exhibit 99.5 to HealthSouth’s Current Report on Form 8-K dated June 24, 2004).

4.6	Indenture, dated as of June 16, 1986, between Greenery Rehabilitation Group, Inc. and Shawmut Bank of Boston, N.A., as trustee, relating to the 6.500% Convertible Subordinated Debentures due 2011.*

4.7	Indenture, dated as of April 1, 1990, between Greenery Rehabilitation Group, Inc. and The Connecticut National Bank, as trustee, relating to the 8.750% Convertible Senior Subordinated Notes due 2015.*

10.1.1	Senior Subordinated Credit Agreement, dated as of January 16, 2004, among HealthSouth Corporation, the lenders party thereto, and Credit Suisse First Boston, as Administrative Agent and Syndication Agent (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated January 16, 2004).
10.1.2	Warrant Agreement, dated as of January 16, 2004, between HealthSouth Corporation and Wells Fargo Bank Northwest, N.A., as Warrant Agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K dated January 16, 2004).
10.1.3	Registration Rights Agreement, dated as of January 16, 2004, among HealthSouth Corporation and the entities listed on the signature pages thereto as Holders of Warrants and Transfer Restricted Securities (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K dated January 16, 2004).
10.2.1	Amended and Restated Credit Agreement, dated as of March 21, 2005, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Deutsche Bank Trust Company Americas, as Documentation Agent (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated March 22, 2005).
10.2.2	Collateral and Guarantee Agreement dated as of March 21, 2005, between HealthSouth Corporation and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K dated March 22, 2005).
10.3	Term Loan Agreement, dated as of June 15, 2005, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. as Co-Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K dated June 15, 2005).
10.4.1	Lease Agreement, dated as of December 27, 2001, between State Street Bank and Trust Company of Connecticut, National Association, as Owner Trustee for Digital Hospital Trust 2001-1, and HealthSouth Medical Center, Inc.*
10.4.2	Participation Agreement, dated as of December 27, 2001, among HealthSouth Medical Center, Inc., HealthSouth Corporation, State Street Bank and Trust Company of Connecticut, National Association, as Owner Trustee for Digital Hospital Trust 2001-1, the various banks and other lending institutions which are parties thereto from time to time as Holders and Lenders, and First Union National Bank.*
10.5	HealthSouth Corporation Change in Control Benefits Plan (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K dated November 14, 2005).+
10.6	HealthSouth Corporation Amended and Restated 1993 Consultants Stock Option Plan.*
10.7.1	HealthSouth Corporation 1995 Stock Option Plan, as amended.* +
10.7.2	Form of Non-Qualified Stock Option Agreement (1995 Stock Option Plan).* +
10.8.1	HealthSouth Corporation 1997 Stock Option Plan.* +
10.8.2	Form of Non-Qualified Stock Option Agreement (1997 Stock Option Plan).* +
10.9.1	HealthSouth Corporation 1998 Restricted Stock Plan.* +
10.9.2	Form of Restricted Stock Agreement (1998 Restricted Stock Plan).* +
10.10	HealthSouth Corporation 1999 Executive Equity Loan Plan.* +
10.11.1	HealthSouth Corporation 2002 Non-Executive Stock Option Plan.*
10.11.2	Form of Non-Qualified Stock Option Agreement (2002 Non-Executive Stock Option Plan).*
10.12.1	HealthSouth Corporation 2004 Director Incentive Plan.*+
10.12.2	Written description of Amendment to HealthSouth Corporation 2004 Director Incentive Plan (incorporated by reference to Item 1.01 to HealthSouth’s Current Report on Form 8-K dated August 3, 2005).+

10.13	HealthSouth Corporation Executive Deferred Compensation Plan.* +

10.14	HealthSouth Corporation Employee Stock Benefit Plan, as amended.*+

10.15	Employment Agreement, dated as of May 3, 2004, between HealthSouth Corporation and Jay F. Grinney.* +

10.16	Employment Agreement, dated as of June 30, 2004, between HealthSouth Corporation and Michael D. Snow.* +

10.17	Employment Agreement, dated as of September 3, 2004, between HealthSouth Corporation and John L. Workman (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated September 3, 2004).+

10.18.1	Employment Agreement, dated as of February 1, 2004, between HealthSouth Corporation and John Markus.* +

10.18.2	Amendment 1, dated as of April 14, 2004, to Employment Agreement, dated as of February 1, 2004, between HealthSouth Corporation and John Markus.* +

10.19	Employment Agreement, dated as of March 15, 2004, between HealthSouth Corporation and Gregory L. Doody.* +

10.20	Employment Agreement, dated as of July 1, 2004, between HealthSouth Corporation and Karen G. Davis (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated October 11, 2004).+

10.21.1	Employment Agreement, dated as of March 15, 2004, between HealthSouth Corporation and Diane L. Munson.* +

10.21.2	Amendment 1, dated as of April 12, 2004, to Employment Agreement, dated as of March 15, 2004, between HealthSouth Corporation and Diane Munson.* +

10.22	Employment Agreement, dated as of September 27, 2004, between HealthSouth Corporation and Mark J. Tarr (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K dated October 11, 2004).+

10.23	Employment Agreement, dated as of March 1, 2005, between HealthSouth Corporation and Joseph T. Clark (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated February 3, 2005).+

10.24	Employment Agreement, dated as of March 1, 2005, between HealthSouth Corporation and James C. Foxworthy (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K dated February 3, 2005).+

10.25	Form of Restricted Stock Agreement, dated as of March 1, 2005, between HealthSouth Corporation and each of Joel C. Gordon and Robert P. May (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K dated March 1, 2005).*

10.26	Letter Agreement, dated as of May 10, 2005, between HealthSouth Corporation and Joel C. Gordon (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K dated May 10, 2005).*

10.27	Settlement Agreement, dated as of December 30, 2004, by and among HealthSouth Corporation, the United States of America, acting through the entities named therein and certain other parties named therein (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated December 30, 2004).

10.28	Administrative Settlement Agreement, dated as of December 30, 2004, by and among the United States Department of Health and Human Services acting through the Centers for Medicare & Medicaid Services and its officers and agents, including, but not limited to, its fiscal intermediaries, and HealthSouth Corporation (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K dated December 30, 2004).

10.29	Corporate Integrity Agreement, dated as of December 30, 2004, by and among the Office of Inspector General of the Department of Health and Human Services and HealthSouth Corporation (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K dated December 30, 2004).

10.30.1	Consent of Defendant HealthSouth Corporation, dated June 1, 2005, in the lawsuit captioned Securities and Exchange Commission v. HealthSouth Corporation and Richard M. Scrushy, CV-03-J-0615-S (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K dated June 8, 2005).

10.30.2	Form of Final Judgment as to Defendant HealthSouth Corporation in the lawsuit captioned Securities and Exchange Commission v. HealthSouth Corporation and Richard M. Scrushy, CV-03-J-0615-S (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K dated June 8, 2005).

10.31	Form of Indemnity Agreement entered into between HealthSouth Corporation and the directors of HealthSouth.* +

10.32	Form of letter agreement with former directors.* +

10.33	Written description of Senior Management Bonus Program (incorporated by reference to Item 1.01 to HealthSouth’s Current Report on Form 8-K dated March 1, 2005).+

10.34	Class Action Settlement Agreement, dated July 25, 2005, with representatives of the plaintiff class relating to the action consolidated on July 2, 2003, captioned IN RE HEALTHSOUTH CORP. ERISA LITIGATION, No. CV-03-BE-1700 (N.D. Ala.).

10.35	Written description of HealthSouth Corporation Key Executive Incentive Program (incorporated by reference to Item 1.01 to HealthSouth’s Current Report on Form 8-K dated November 21, 2005).+

10.36	HealthSouth Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K, dated November 21, 2005).+

11	Computation of Per Share Earnings.

12	Computation of Ratios.

14	HealthSouth Corporation Standards of Business Conduct.

21	Subsidiaries of HealthSouth Corporation.*

24	Power of Attorney.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to HealthSouth’s Annual Report on Form 10-K dated June 27, 2005.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHSOUTH CORPORATION

By:	/S/ JAY GRINNEY
Jay Grinney President and Chief Executive Officer

Date: December 1, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ JAY GRINNEY Jay Grinney	President and Chief Executive Officer and Director	December 1, 2005

/S/ JOHN L. WORKMAN John L. Workman	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	December 1, 2005

JON F. HANSON* Jon F. Hanson	Chairman of the Board of Directors	December 1, 2005

STEVEN R. BERRARD* Steven R. Berrard	Director	December 1, 2005

EDWARD L. BLECHSCHMIDT* Edward A. Blechschmidt	Director	December 1, 2005

DONALD L. CORRELL* Donald L. Correll	Director	December 1, 2005

YVONNE M. CURL* Yvonne M. Curl	Director	December 1, 2005

CHARLES M. ELSON* Charles M. Elson	Director	December 1, 2005

LEO I. HIGDON, JR.* Leo I. Higdon, Jr.	Director	December 1, 2005

Signature	Capacity	Date

JOHN E. MAUPIN, JR.* John E. Maupin, Jr.	Director	December 1, 2005

L. EDWARD SHAW, JR.* L. Edward Shaw, Jr.	Director	December 1, 2005

Richard M. Scrushy	Director

*By:	/S/ GREGORY L. DOODY
Gregory L. Doody Attorney-in-Fact

Item 15.	Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

HealthSouth Corporation:

We were engaged to perform an integrated audit of HealthSouth Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 in accordance with the standards of the Public Company Accounting Oversight Board (United States). We have audited the Company’s 2004, 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinion on the consolidated financial statements, based on our audits of those consolidated financial statements, is presented below. However, as explained more fully below, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of HealthSouth Corporation and its subsidiaries (collectively, the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company has not presented the selected quarterly financial data as required by Item 302(a) of Regulation S-K that the Securities and Exchange Commission requires as supplementary information to the basic financial statements.

The Company has significant recurring losses from operations, a significant shareholders’ deficit and, as discussed in Note 2 to the consolidated financial statements, significant debt repayment and other obligations.

As discussed in Notes 5, 6, 8, and 19 to the consolidated financial statements, the Company has significant transactions with related parties.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for asset retirement obligations as of January 1, 2003.

Internal control over financial reporting

Also, we were engaged to audit management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because of the material weaknesses described therein. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

We were unable to complete an audit of the Company’s internal control over financial reporting as of December 31, 2004 because (a) the Company failed to provide us with timely documentation of its internal control over financial reporting, and (b) the Company’s internal control over financial reporting as of December 31, 2004 and personnel with significant roles and responsibilities related thereto have extensively changed prior to the commencement of our work. As a result, we were unable to obtain an understanding of the design of the Company’s internal control over financial reporting or to complete walkthroughs of the Company’s internal control over financial reporting. Management further restricted the scope of our work by directing that we not complete our (i) testing and evaluation of the effectiveness of the design of the Company’s internal control over financial reporting, (ii) testing of operating effectiveness of the Company’s internal control over financial reporting, and (iii) review and evaluation of the results of management’s assessment, including the evaluation of the control deficiencies noted in management’s assessment.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified, in its assessment, the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2004.

1. The Company did not have an effective control environment, based on the criteria established in the COSO framework. The following material weaknesses were identified related to the Company’s control environment:

•	The Company failed to institute all of the elements of an effective anti-fraud program and did not maintain effective controls to prevent override by management of established controls and procedures. Specifically, there were inadequate mechanisms for identifying and responding to intervention or overriding of established policies, procedures and controls. The lack of effective controls over management intervention and override allowed the Company’s former senior management to intentionally effect certain transactions and accounting entries to achieve desired accounting results that were not in accordance with generally accepted accounting principles (“GAAP”) but were included in the financial statements that were published prior to and including the third quarter of 2002.

•	The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with the Company’s financial reporting requirements.

•	The Company failed to implement adequate assignment of authority and responsibility and the necessary lines of communication between operations and accounting/finance staff and personnel. Specifically, there was inadequate sharing of financial information within and across the Company’s corporate and divisional offices and other operating facilities.

•	The Company’s management did not uniformly and consistently communicate the importance of controls throughout the Company. Additionally, the Company’s policies and procedures with respect to the review, supervision and monitoring of accounting operations at the facility level were either not designed or not operating effectively. The Company failed to design appropriate company wide policies and procedures over the financial close and reporting process.

•	The Company utilized numerous outsourced vendors and did not maintain adequate monitoring and oversight over such vendors to ensure that the outsourced activities were properly controlled.

These control environment material weaknesses (other than the anti-fraud program material weakness described above) contributed to the matters discussed in paragraphs numbered 2 to 17 below. Additionally, these control environment material weaknesses (including the anti-fraud program material weakness) could result in misstatements in any of the Company’s financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

2. The Company did not maintain effective controls, including monitoring, over the financial close and reporting process. Specifically, the following material weaknesses were identified in the financial close and reporting process:

•	The Company did not maintain effective controls over the recording of journal entries, both recurring and non-recurring. Specifically, effective controls were not designed and in place to ensure that journal entries were prepared with sufficient support or documentation or that journal entries were reviewed and approved to ensure the accuracy and completeness of the entries recorded. This control deficiency allowed the Company’s former senior management to intentionally effect certain transactions and accounting entries to achieve desired accounting results that were not in accordance with GAAP.

•	Controls were not designed and in place to ensure that the Company’s accounts were accurate and agreed to detailed support and that reconciliation of accounts was properly performed, reviewed and approved.

•	The Company did not maintain effective controls over the accuracy and completeness of spreadsheets used in the period-end closing process and other spreadsheets supporting the Company’s financial reporting.

•	The Company’s account coding process was not monitored and accounts were inconsistently used.

•	The Company did not maintain effective controls over the complete and accurate recording and monitoring of intercompany accounts. Effective controls were not designed and in place to ensure that intercompany balances were accurately classified and reported in the Company’s underlying accounting records and to ensure proper elimination as part of the consolidation process in conformity with GAAP.

•	The consolidation process was not properly designed, documented, and implemented to ensure (i) the correct accounting for all managed/partially owned entities as either consolidated or equity method entities and the proper calculation of minority interests, and (ii) the accuracy and completeness of legal entity financial results and the reconciliation of such results to the consolidated financial statements.

These material weaknesses contributed to the matters discussed in paragraphs numbered 3 to 17 below and resulted in reconstruction adjustments and audit adjustments to the 2004 consolidated financial statements. Additionally, these material weaknesses could result in misstatements of any of the Company’s financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements as noted in paragraphs numbered 3 to 17 below that would not be prevented or detected.

3. The Company did not maintain effective controls to ensure compliance with established approval authority policies by facility and corporate/divisional personnel. Specifically, effective controls were not designed and in place to ensure proper authorization for purchases and the execution of contracts and to ensure there was adequate review of invoices prior to payment. This control deficiency could result in a misstatement in any of the Company’s financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

4. The Company did not maintain effective controls over access to financial application programs and data throughout the Company. Specifically, the Company has inadequate design of and compliance with security access procedures related to the identification and monitoring of conflicting user roles (i.e., segregation of duties) and a lack of independent monitoring of access of employees and third parties to various application systems and data. This control deficiency did not result in adjustments to the Company’s 2004 consolidated financial statements. However, it could result in a misstatement in any of the Company’s financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

5. The Company did not maintain effective controls to ensure that information technology program changes were authorized and that such program changes were adequately tested for accuracy and performance. This control deficiency did not result in adjustments to the Company’s 2004 consolidated financial statements. However, it could result in the misstatement in any of the Company’s financial statement accounts that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

6. The Company did not maintain effective controls over the existence, completeness, and disclosure of the cash and cash equivalents and restricted cash accounts. Specifically, the Company did not maintain effective controls over the preparation and review of bank account reconciliations, and the Company did not adequately maintain segregation of incompatible cash custody from accounting duties. Also, the Company did not maintain effective controls over the identification of restricted cash balances. This control deficiency resulted in reconstruction adjustments and audit adjustments to the 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

7. The Company did not maintain effective controls over the existence, accuracy, completeness, valuation and disclosure of the accounts receivable accounts and the related net operating revenue accounts. Specifically, effective controls were not designed and in place to ensure that accounts receivable subsidiary ledgers were reconciled to the general ledger; contractual allowance and bad debt reserves were accurately determined; adjustments to patient charges were valid and recorded completely and accurately; and that valid and accurate patient charges were appropriately authorized and recorded in the applicable patient accounting system completely. This control deficiency resulted in reconstruction adjustments and audit adjustments to the 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the aforementioned accounts resulting in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

8. The Company did not maintain effective controls over the completeness, existence, valuation and disclosure of the prepaid expenses and other current assets accounts, and the related operating expenses accounts. Specifically, effective controls were not designed and in place to ensure that prepaid expenses and other current asset accounts were reconciled to the general ledger and to ensure the appropriate recognition of operating expenses. This control deficiency resulted in reconstruction adjustments and audit adjustments to the 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the prepaid expenses and other current assets accounts, and the related operating expenses accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

9. The Company did not maintain effective controls over the existence, accuracy, completeness, valuation and disclosure of the property and equipment and other long-term lease obligation accounts and the related depreciation and lease rental expenses and the determination of impairment losses in accordance with GAAP. Specifically, effective controls were not designed and in place to ensure that the cost and accumulated depreciation balances for property and equipment sub-ledgers were adequately reconciled to the general ledger. In addition, controls were not designed and operating effectively to ensure that appropriate impairment analyses with respect to long-lived assets were performed. Additionally, controls failed to verify the completeness and accuracy of leased property and equipment and that such leases were properly disclosed or accounted for as either capital or operating leases. Furthermore, property and equipment inventory counts were not performed and tags were not consistently utilized to facilitate the tracking of the related property and equipment. This control deficiency resulted in reconstruction adjustments and audit adjustments to the 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

10. The Company did not maintain effective controls over the accuracy, valuation and disclosure of the goodwill and intangible assets accounts and the related amortization and impairment accounts. Specifically, effective controls were not designed and in place to ensure that an adequate periodic impairment analysis was conducted, reviewed, and approved in order to identify instances of impairment as required under GAAP. This control deficiency resulted in reconstruction adjustments and audit adjustments to the 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the goodwill and intangible accounts and the related amortization and impairment accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

11. The Company did not maintain effective controls over the completeness, existence, accuracy, valuation and disclosure of the other long-term assets accounts and the related loss (gain) on sales of investments accounts. Specifically, effective controls were not designed and in place to ensure that other long-term asset accounts were reconciled to the general ledger and to ensure that long-term assets were accurately and completely recorded and were valued appropriately. This control deficiency resulted in reconstruction adjustments and audit adjustments to the 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

12. The Company did not maintain effective controls over the completeness, accuracy, and disclosure of the investment in and advances to and equity in net income of non-consolidated affiliates and the minority interest in equity of and interests in earnings of consolidated affiliates. Specifically, effective controls were not designed and in place to ensure that amendments to affiliates’ governing agreements, acquisition and sales of ownership interests were reviewed, approved, and properly accounted for in accordance with GAAP. This control deficiency resulted in reconstruction adjustments and audit adjustments to the 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

13. The Company did not maintain effective controls over the completeness, accuracy, occurrence, valuation and disclosure of the accounts payable, accrued payroll, other current liabilities, and other long-term liabilities accounts, and the related operating expenses accounts. Specifically, effective controls were not designed and in place to ensure the completeness and accuracy of the accrual of liabilities at period end and that related expenses were accurately, completely and properly reported. Also, three-way matching of order to receiving documentation and invoice did not generally occur prior to disbursement. This control deficiency resulted in reconstruction adjustments and audit adjustments to the 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the accounts payable, accrued payroll, other current liabilities, and other long-term liabilities accounts, and the related operating expenses accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

14. The Company did not maintain effective controls over the valuation of assets and completeness of liabilities related to discontinued operations, and the related presentation and disclosure of such discontinued operations. Specifically, effective controls were not designed and in place to ensure timely communication to the accounting department regarding facility closings and facility/asset sales, and to ensure proper review and approval of the accounting for such transactions. This control deficiency resulted in reconstruction adjustments and audit adjustments to the 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement in any of the Company’s financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

15. The Company did not maintain effective controls over the accounting for income taxes, including the accurate determination and reporting of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and related deferred income taxes and income taxes payable, and to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred income tax balances. Also, the Company did not have adequate personnel to enable the Company to properly consider and apply GAAP for income taxes, ensure that the rationale for certain tax positions was adequately documented and appropriately communicated, ensure that the income tax accounts were appropriately adjusted based on the preparation and filing of income tax returns, and ensure that effective oversight of the work performed by its outside tax advisors was exercised. This control deficiency resulted in reconstruction adjustments and audit adjustments to the 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

16. The Company did not maintain effective controls over the completeness, valuation and disclosure of the professional liability and worker’s compensation liability risks and related expense accounts. Specifically, effective controls were not designed and in place to ensure that the estimation of these self-insurance liabilities were reviewed and approved at period end. Also, effective controls were not designed and in place to ensure that the controls over the processing of claims by third parties involved in the claims administration process were designed and operating effectively. This control deficiency resulted in reconstruction adjustments to the 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

17. The Company did not maintain effective controls over the completeness, existence, valuation and disclosure of the long-term debt, accrued interest payable and interest expense accounts. Specifically, effective controls were not designed and in place to ensure that sub-ledgers supporting debt balances and the related unamortized premium and discount amounts were maintained and that there was appropriate management review of compliance with the borrowing agreements and recorded interest expense. This control deficiency resulted in reconstruction adjustments and audit adjustments to the 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement in the long-term debt, accrued interest payable and interest expense accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

The existence of one or more material weaknesses as of December 31, 2004 would preclude a conclusion that the Company’s internal control over financial reporting was effective as of that date. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our disclaimer of opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Since (a) the Company failed to provide us with timely documentation of its internal control over financial reporting, (b) the Company’s internal control over financial reporting as of December 31, 2004 and personnel with significant roles and responsibilities related thereto have extensively changed prior to the commencement of our work, (c) management further restricted the scope of our work by directing that we not complete our (i) testing and evaluation of the effectiveness of the design of the Company’s internal control over financial reporting, (ii) testing of operating effectiveness of the Company’s internal control over financial reporting, and (iii) review and evaluation of the results of management’s assessment, including the evaluation of the control deficiencies noted in management’s assessment, and (d) we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of the Company’s internal control over financial reporting, including identifying all material weaknesses that might exist as of December 31, 2004.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Birmingham, Alabama

December 1, 2005

HealthSouth Corporation and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
	2004	2003
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$453,769	$469,173
Current portion of restricted cash	184,939	145,557
Accounts receivable, net of allowance for doubtful accounts of $254,733 in 2004; $330,345 in 2003	452,332	498,728
Prepaid expenses	45,472	40,847
Other current assets	72,648	95,740
Current assets of discontinued operations	2,992	40,195

Total current assets	1,212,152	1,290,240
Property and equipment, net	1,405,017	1,446,596
Goodwill	911,086	902,995
Intangible assets, net	64,723	81,231
Investment in and advances to nonconsolidated affiliates	41,045	49,553
Assets of discontinued operations	5,789	29,206
Due from related parties	24	50
Income tax refund receivable	263,518	295,483
Deferred income tax assets	—	27,216
Other long-term assets	179,639	87,133

Total assets	$4,082,993	$4,209,703

(Continued)

HealthSouth Corporation and Subsidiaries

Consolidated Balance Sheets (Continued)

	As of December 31,
	2004	2003
	(In Thousands, Except Share Data)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current portion of long-term debt	$281,478	$393,602
Checks issued in excess of bank balance	22,303	31,397
Accounts payable	148,730	120,490
Accrued payroll	123,247	109,904
Accrued interest payable	45,497	42,649
Refunds due patients and other third-party payors	147,592	148,216
Due to related parties	513	452
Other current liabilities	251,400	205,364
Deferred income tax liabilities	—	61,306
Current portion of government and class action settlements	166,930	—
Current liabilities of discontinued operations	11,107	9,824

Total current liabilities	1,198,797	1,123,204
Long-term debt, net of current portion	3,229,173	3,127,432
Professional liability risks	181,257	165,419
Deferred income tax liabilities	28,752	—
Deferred revenue	2,273	1,285
Liabilities of discontinued operations	395	1,750
Government and class action settlements, net of current portion	251,873	425,800
Other long-term liabilities	55,909	102,275

	4,948,429	4,947,165

Commitments and contingencies
Minority interest in equity of consolidated affiliates	243,984	226,375

Shareholders’ deficit:
Preferred stock, $.10 par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 600,000,000 shares authorized; issued: 439,360,620 in 2004; 438,992,279 in 2003	4,394	4,390
Capital in excess of par value	2,850,593	2,822,802
Accumulated deficit	(3,642,833)	(3,468,363)
Accumulated other comprehensive income (loss)	308	(943)
Treasury stock, at cost (42,839,066 shares in 2004 and 42,807,880 in 2003)	(307,910)	(307,751)
Notes receivable from shareholders, officers, and management employees	(13,972)	(13,972)

Total shareholders’ deficit	(1,109,420)	(963,837)

Total liabilities and shareholders’ deficit	$4,082,993	$4,209,703

The accompanying notes to consolidated financial

statements are an integral part of these balance sheets.

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Operations

	For the year ended December 31,
	2004	2003	2002
	(In Thousands, Except Per Share Data)
Net operating revenues	$3,753,781	$3,909,421	$3,903,888

Operating expenses:
Salaries and benefits	1,727,415	1,700,537	1,728,780
Professional and medical director fees	83,502	84,221	100,941
Supplies	377,766	395,515	357,131
Other operating expenses	733,774	837,786	894,046
Provision for doubtful accounts	128,779	131,330	134,556
Depreciation and amortization	199,490	198,526	232,048
Loss (gain) on disposal of assets	8,664	(15,152)	88,685
Impairment of goodwill	—	335,623	—
Impairment of intangible assets	1,185	—	19,297
Impairment of long-lived assets	55,025	132,722	84,398
Government and class action settlements expense	—	170,949	347,716
Professional fees—reconstruction and restatement	206,244	70,558	—

Total operating expenses	3,521,844	4,042,615	3,987,598
Gain on early extinguishment of debt	(45)	(2,259)	(9,644)
Interest expense and amortization of debt discounts and fees	305,652	268,065	254,649
Interest income	(13,101)	(7,309)	(6,858)
(Gain) loss on sale of investments	(3,601)	15,811	(12,491)
Equity in net income of nonconsolidated affiliates	(9,949)	(15,769)	(15,320)
Minority interests in earnings of consolidated affiliates	94,974	99,775	92,066

Loss from continuing operations before income tax expense (benefit) and cumulative effect of accounting change	(141,993)	(491,508)	(386,112)
Provision for income tax expense (benefit)	11,914	(39,753)	20,343

Loss from continuing operations before cumulative effect of accounting change	(153,907)	(451,755)	(406,455)
(Loss) income from discontinued operations, net of income tax expense	(20,563)	19,654	(12,180)

Loss before cumulative effect of accounting change	(174,470)	(432,101)	(418,635)
Cumulative effect of accounting change, net of income tax expense	—	(2,456)	(48,189)

Net loss	$(174,470)	$(434,557)	$(466,824)

Weighted average common shares outstanding:
Basic	396,423	396,132	395,520

Diluted	397,625	405,831	408,321

Basic and diluted loss per share:
Loss from continuing operations before cumulative effect of accounting change	$(0.39)	$(1.14)	$(1.03)
Discontinued operations, net of tax	(0.05)	0.05	(0.03)

Loss per share before cumulative effect of accounting change	(0.44)	(1.09)	(1.06)
Cumulative effect of accounting change	—	(0.01)	(0.12)

Net loss per share	$(0.44)	$(1.10)	$(1.18)

The accompanying notes to consolidated financial

statements are an integral part of these statements.

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Deficit and Comprehensive Loss

	For the year ended December 31,
	2004	2003	2002
	(In Thousands)
NUMBER OF COMMON SHARES OUTSTANDING
Balance at beginning of year	396,184	396,149	392,508
Stock issued to employees exercising stock options	31	359	7,646
Issuance of vested shares under 2004 Directors’ Plan	23	—	—
Purchase or receipt of treasury stock	(31)	—	(3,938)
Issuance of restricted stock	315	—	—
Cancellation of restricted stock	—	(325)	(75)
Re-issuance of treasury stock	—	1	3
Other issuances of treasury stock	—	—	5

Balance at end of year	396,522	396,184	396,149

COMMON STOCK
Balance at beginning of year	$4,390	$4,390	$4,314
Stock issued to employees exercising stock options	1	3	77
Restricted stock and other stock plans, less cancellations	3	(3)	(1)

Balance at end of year	$4,394	$4,390	$4,390

CAPITAL IN EXCESS OF PAR VALUE
Balance at beginning of year	$2,822,802	$2,824,479	$2,769,797
Stock issued to employees exercising stock options	148	1,259	31,010
Stock warrants issued	27,492	—	—
Conversion of common stock due to acquisitions	—	—	69
Income tax benefit from employees’ stock option and restricted stock plans	—	—	24,446
Stock-based compensation	(460)	—	(1,356)
Re-issuance of treasury stock	—	(7)	(30)
Restricted stock and other plans, less amortization and cancellations	(3)	3	1
Amortization of restricted stock	614	(2,932)	542

Balance at end of year	$2,850,593	$2,822,802	$2,824,479

ACCUMULATED DEFICIT
Balance at beginning of year	$(3,468,363)	$(3,033,806)	$(2,566,982)
Net loss	(174,470)	(434,557)	(466,824)

Balance at end of year	$(3,642,833)	$(3,468,363)	$(3,033,806)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	$(943)	$(703)	$(467)
Net foreign currency translation adjustment, net of income tax expense	1,251	(31)	33
Net change in unrealized loss on available-for-sale securities, net of income tax expense	—	(209)	(269)

Net other comprehensive income (loss) adjustments	1,251	(240)	(236)

Balance at end of year	$308	$(943)	$(703)

TREASURY STOCK
Balance at beginning of year	$(307,751)	$(307,758)	$(288,243)
Purchase or receipt of treasury stock	(159)	—	(19,545)
Re-issuance of treasury stock	—	7	30

Balance at end of year	$(307,910)	$(307,751)	$(307,758)

(Continued)

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Deficit and Comprehensive Loss (Continued)

	For the year ended December 31,
	2004	2003	2002
	(In Thousands)
DUE FROM EMPLOYEE STOCK OWNERSHIP PLAN
Balance at beginning of year	$—	$(1,389)	$(2,281)
Reduction in receivable from ESOP	—	1,389	1,296
Change in obligation to redeem ESOP shares	—	—	(404)

Balance at end of year	$—	$—	$(1,389)

NOTES RECEIVABLE FROM SHAREHOLDERS, OFFICERS, AND MANAGEMENT EMPLOYEES
Balance at beginning of year	$(13,972)	$(13,972)	$(27,647)
Repayments	—	—	12,490
Reserve for uncollectible amount	—	—	1,185

Balance at end of year	$(13,972)	$(13,972)	$(13,972)

Total shareholders’ deficit	$(1,109,420)	$(963,837)	$(528,759)

COMPREHENSIVE LOSS
Net loss	$(174,470)	$(434,557)	$(466,824)
Net other comprehensive loss adjustments	1,251	(240)	(236)

TOTAL COMPREHENSIVE LOSS	$(173,219)	$(434,797)	$(467,060)

The accompanying notes to consolidated financial

statements are an integral part of these statements.

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2004	2003	2002
	(In Thousands)
Cash flows from operating activities:
Net loss	$(174,470)	$(434,557)	$(466,824)

Adjustments to reconcile net loss to net cash provided by operating activities-
Cumulative effect of accounting change, net of income tax expense	—	2,456	48,189
Provision for doubtful accounts	128,779	131,330	134,556
Provision for government and class action settlements	—	170,949	347,716
Depreciation and amortization	199,490	198,526	232,048
Amortization of debt issue costs, debt discounts, and fees	21,838	7,831	9,200
Amortization of restricted stock	614	(2,932)	542
Impairment of long-lived assets, goodwill, and intangible assets	56,210	468,345	103,695
Realized loss (gain) on sale of investments	78	3,382	(23,371)
Loss (gain) on disposal of assets	8,664	(15,152)	88,685
Gain on early extinguishment of debt	(45)	(2,259)	(9,644)
(Gain) loss on syndication of limited partnership interests	(3,679)	12,429	10,880
Equity in net income of nonconsolidated affiliates	(9,949)	(15,769)	(15,320)
Minority interests in earnings of consolidated affiliates	94,974	99,775	92,066
Distributions from nonconsolidated affiliates	17,029	8,561	17,644
Stock-based compensation	(460)	—	(1,356)
Deferred tax (benefit) provision	(5,339)	(25,556)	30,598
(Increase) decrease in assets, net of acquisitions-
Accounts receivable	(82,301)	(103,961)	(83,510)
Prepaid expenses	(4,625)	(8,179)	(12,294)
Other assets	35,623	14,511	32,891
Due from related parties	26	9,590	(3,614)
Income tax refund receivable	31,965	104,221	(55,202)
Increase (decrease) in liabilities, net of acquisitions-
Accounts payable	28,280	(12,377)	(11,055)
Accrued payroll	13,362	2,967	9,536
Accrued interest payable	2,848	(938)	(934)
Other liabilities	(4,820)	(34,400)	38,499
Refunds due patients and other third-party payors	(624)	12,112	25,181
Due to related parties	61	(12,634)	4,956
Professional liability risks	15,838	33,181	24,231
Deferred revenue	(32)	(3,411)	3,354
Net cash provided by (used in) operating activities of discontinued operations	44,580	(51,132)	27,064

Total adjustments	588,385	991,466	1,065,231

Net cash provided by operating activities	413,915	556,909	598,407

(Continued)

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	For the year ended December 31,
	2004	2003	2002
	(In Thousands)
Cash flows from investing activities:
Capital expenditures	(178,491)	(130,036)	(325,642)
Acquisition of businesses, net of cash acquired	(744)	—	(23,129)
Proceeds from disposal of assets	22,158	59,744	7,881
Proceeds from sale and maturities of marketable securities	—	3,698	1,167
Proceeds from sale of equity interests of nonconsolidated affiliates	3,140	37,788	2,222
Repurchase of equity interests of nonconsolidated affiliates	(18)	(750)	(14,485)
Advances to nonconsolidated affiliates, net of cash received	58	157	775
Proceeds from sale of equity interests of consolidated affiliates	4,454	14,659	10,571
Repurchase of equity interests of consolidated affiliates	(4,939)	(5,434)	(9,984)
Net change in restricted cash	(68,127)	(150,826)	7,663
Net cash provided by investing activities of discontinued operations	16,668	110,539	2,812

Net cash used in investing activities	(205,841)	(60,461)	(340,149)

Cash flows from financing activities:
Checks in excess of bank balance	(9,094)	(64,035)	(57,502)
Principal borrowings on notes	—	5,880	1,460
Proceeds from bond issuance	327,608	—	993,000
Principal payments on debt	(359,893)	(87,550)	(658,068)
Net change in revolving credit facility	—	160,000	(385,000)
Principal payments under capital lease obligations	(30,043)	(30,573)	(27,733)
Proceeds from exercising stock options	149	1,262	31,087
Purchase of treasury stock	(159)	—	(8,064)
Debt issuance costs	(11,095)	—	(24,020)
Consent fees paid	(80,221)	—	—
Stock warrants issued	27,492	—	—
Proceeds from payment on notes receivable from shareholders, officers, and management employees	—	—	1,009
Reduction in receivable from ESOP	—	1,389	1,296
Redemption of ESOP shares	—	—	(404)
Distributions to minority interests of consolidated affiliates	(88,254)	(97,663)	(95,701)
Net cash used in financing activities of discontinued operations	(1,219)	(5,724)	(2,091)

Net cash used in financing activities	(224,729)	(117,014)	(230,731)

(Continued)

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	For the year ended December 31,
	2004	2003	2002
	(In Thousands)
Effect of exchange rate changes on cash and cash equivalents	1,251	(31)	33

(Decrease) increase in cash and cash equivalents	(15,404)	379,403	27,560
Cash and cash equivalents at beginning of year	469,173	89,770	62,210

Cash and cash equivalents at end of year	$453,769	$469,173	$89,770

Supplemental cash flow information:
Cash paid (received) during the year for-
Interest, net of amounts capitalized	$280,966	$261,172	$246,383
Income tax (refund) paid, net	(8,100)	(110,300)	44,900

Supplemental schedule of noncash investing and financing activities:
Acquisition of businesses-
Fair value of assets acquired	163	—	8,875
Goodwill	581	—	16,626
Fair value of liabilities assumed	—	—	(36)
Noncompete agreements	—	—	(2,336)

Net cash paid for acquisitions	744	—	23,129
Re-issuance of treasury stock	—	7	30
Restricted stock cancellation	(3)	3	1
Reduction of notes receivable from shareholders, officers, and management employees through return of common stock	—	—	11,481
Unrealized loss on available-for-sale securities	—	(330)	(424)
Property and equipment acquired through capital leases	51,117	2,123	38,202
Termination of capital leases	—	37,061	—
Deferred gains on sale leaseback transactions	1,020	—	1,729
Goodwill from repurchase of equity interests of joint venture entities	7,121	5,702	6,635
Net investment in consolidated facility that became equity method facility	1,761	—	—

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

We provide outpatient rehabilitative health care services through approximately 804 locations in 44 states, with a concentration of centers in Florida, Texas, New Jersey, and Missouri. These facilities include freestanding outpatient centers, and outpatient facilities managed under contract. In addition, our Inpatient segment provides outpatient services through 152 facilities located within IRFs or in satellite offices near IRFs. The Inpatient segment also operates 11 outpatient facilities under management agreements.

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

Reconstruction and Restatement of our Consolidated Financial Statements-

On March 18, 2003, a federal law enforcement task force executed a search warrant at our corporate offices in Birmingham, Alabama. The following day, the United States Securities and Exchange Commission (the “SEC”) filed suit against HealthSouth and our then-chairman and chief executive officer. On March 24, 2003, we

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

announced that, in light of the SEC and the United States Department of Justice (the “DOJ”) investigations into our financial reporting and related activity, our previously filed consolidated financial statements should not be relied upon.

Since March 2003, as a result of the above circumstances, we have restated our previously filed consolidated financial statements for the years ended December 31, 2001 and 2000, and we have filed our consolidated financial statements for the years ended December 31, 2003 and 2002. All of our present senior management, including our chief executive officer and our chief financial officer, were not employed by HealthSouth during the period from January 1, 2000 through December 31, 2003, and most of the senior management and senior accounting personnel that prepared the restated consolidated financial statements were not employed by the Company in their current capacity during such period.

During the restatement process, we identified a substantial number of material weaknesses in our internal controls over financial reporting, including poor accounting records. Due to the lack of systematic and reliable internal controls and the lack of access to the Company’s prior management and senior financial personnel, the restatement process required an extensive effort by hundreds of financial and accounting professionals, including external consultants, to locate, verify, and/or reconstruct supporting records for financial statement accounts. This reconstruction process continued during the preparation of our consolidated financial statements for the year ended December 31, 2004.

Out-of-Period Adjustments-

During the preparation of our financial statements for the year ended December 31, 2004, we identified errors in our financial statements for the year ended December 31, 2003 and for prior periods. These errors primarily related to (i) the overstatement of approximately $10.0 million of property and equipment from a 1993 acquisition; (ii) the improper recording of a prepaid expense of approximately $5.4 million relating to a lease entered into in 1999; (iii) bookkeeping errors relating to our accounting for partnership interests and the initial formation of two partnerships of approximately $4.4 million; (iv) certain tax errors discussed below; and (v) certain other miscellaneous items amounting to approximately $0.7 million. We corrected these errors in our financial statements for the year ended December 31, 2004, which resulted in an overstatement of our Loss from continuing operations before income tax expense (benefit) and cumulative effect of accounting change of approximately $20.5 million. In addition, we corrected in 2004 certain prior year tax errors relating primarily to the improper calculation of the deferred tax liability attributable to the book and tax basis differences in certain partnerships. The correction of these errors reduced our 2004 Provision for income tax expense (benefit) by approximately $18.5 million. The net impact of these corrections increases our 2004 Net loss by approximately $2.0 million for the year ended December 31, 2004. We do not believe these adjustments are material to the consolidated financial statements for the year ended December 31, 2004 or to any prior years’ consolidated financial statements. As a result, we have not restated any prior period amounts.

Reclassifications-

We reclassified our consolidated statements of cash flows for the years ended December 31, 2003 and 2002 to reconcile Net loss to Net cash provided by operating activities. Previously, we reconciled loss from continuing operations after cumulative effect of accounting change to Net cash provided by operating activities. We have also reclassified our consolidated statements of cash flows to attribute cash flows from discontinued operations to each of operating, investing, and financing activities. Previously, we reported cash flows from discontinued operations as one line item. These matters did not change any of the account balances on the accompanying consolidated balance sheets, consolidated statements of operations, or the net increase (decrease) in cash and cash equivalents included in our consolidated statements of cash flows for the years ended December 31, 2003 and 2002.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

In addition, certain other previously reported financial results have been reclassified to conform to the current year presentation. Such reclassifications primarily relate to facilities we closed in 2004 that qualify under FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to be reported as discontinued operations. We reclassified our consolidated balance sheet for the year ended December 31, 2003 and our consolidated statements of operations for the years ended December 31, 2003 and 2002 to show the results of those qualifying facilities in 2004 as discontinued operations.

Basis of Presentation and Consolidation-

The accompanying consolidated financial statements of HealthSouth and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the assets, liabilities, revenues, and expenses of all wholly-owned subsidiaries, majority-owned subsidiaries over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest.

As of December 31, 2004, we had investments in approximately 324 partially-owned subsidiaries, of which approximately 308 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of our subsidiaries is a general or limited partner, managing member, or joint venturer, as applicable. We evaluate partially-owned subsidiaries and joint-ventures held in partnership form in accordance with the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 78-9, Accounting for Investments in Real Estate Ventures, and Emerging Issues Task Force (“EITF”) Issue No. 98-6, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Approval or Veto Rights,” to determine whether the rights held by other investors constitute “important rights” as defined therein.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation was revised in December 2003 as FASB Interpretation No. 46 (Revised). The Interpretation clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation, as revised, requires an entity to apply the interpretation to all interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ended after December 15, 2003. We have determined that we do not have any arrangements or relationships with special-purpose entities. Application for all other types of entities is required in financial statements for periods ending after March 15, 2004.

FASB Interpretation No. 46 specifically addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. The Interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. If a company holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to include assets, liabilities, and the results of operations of the variable interest entity in its financial statements. The adoption of FASB Interpretation No. 46 (Revised) did not have a material impact on our financial position, results of operations, or cash flows.

For partially-owned subsidiaries or joint ventures held in corporate form, we consider the guidance of FASB No. 94, Consolidation of All Majority-Owned Subsidiaries, and EITF Issue No. 96-16, “Investor’s Accounting

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights,” and, in particular, whether rights held by other investors would be viewed as “participating rights” as defined therein. To the extent that any minority investor has important rights in a partnership or participating rights in a corporation that inhibit our ability to control the corporation, including substantive veto rights, we generally will not consolidate the entity.

We use the equity method to account for our investments in entities that we do not control, but have the ability to exercise significant influence over operating and financial policies. Consolidated net income includes our share of the net earnings of these entities. The difference between consolidation and the equity method impacts certain financial ratios of the Company because of the presentation of the detailed line items reported in the consolidated financial statements for consolidated entities compared to a one line presentation of equity method investments.

We use the cost method to account for our investments in entities that we do not control and for which we do not have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, these investments are recorded at the lower of cost or fair value, as appropriate.

We eliminate from our financial results all significant intercompany accounts and transactions.

Use of Estimates and Assumptions-

The preparation of our consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but not limited to: (a) allowance for contractual revenue adjustments; (b) allowance for doubtful accounts; (c) asset impairments, including goodwill; (d) depreciable lives of assets; (e) useful lives of intangible assets; (f) economic lives and fair value of leased assets; (g) income tax valuation allowances; (h) fair value of stock options; (i) reserves for professional, workers’ compensation, and comprehensive general insurance liability risks, and (j) contingency and litigation reserves. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluation, as considered necessary. Actual results could differ from those estimates.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Like other healthcare providers, we face a changing reimbursement environment. In particular, the recent revision of the so-called “75% Rule” has had and will have an effect on the operations of our inpatient segment. The 75% Rule, which stipulates the Medicare classification criteria a facility is required to meet to be considered an IRF by Medicare, became effective July 1, 2004. The 75% Rule generally provides that to be considered an IRF, 75% of a facility’s total patient population must require intensive rehabilitation services associated with treatment of at least one of 13 designated medical conditions. As a practical matter, this means that we will have to reduce the number of non-qualifying patients treated at our IRFs, and we will have to replace those patients with patients that need treatment for one of the 13 designated medical conditions. The 75% Rule will be phased in over a period that began on July 1, 2004. Thus, full compliance will be required for cost reporting periods beginning on or after July 1, 2007.

Our inpatient operating segment has begun to reduce admissions at several locations in an attempt to ensure continued compliance with the 75% Rule. Although we are taking steps to mitigate the impact of the 75% Rule on our financial position, results of operations, and cash flows, we expect this reduction in patient census to have a material adverse impact on the inpatient segment’s net operating revenues going forward.

Our inpatient segment also faces the challenges of changes to the prospective payment system applicable to our IRFs (“IRF-PPS”). On August 15, 2005, the United States Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration) (“CMS”) published a final rule, as amended by the subsequent correction notice published on September 30, 2005, that updates the IRF-PPS for the federal fiscal year 2006 (which covers discharges occurring on or after October 1, 2005 and on or before September 30, 2006). Although the final rule increases market basket payments by 3.6%, it makes several other adjustments that we estimate will result in a net reduction in reimbursement to us. For example, the final rule (1) reduces the standard payment rates by 1.9%, (2) implements changes to Case-Mix Groups, comorbidity tiers, and relative weights, (3) updates the formula for the low income patient payment adjustment, (4) adopts the new geographic labor market area definitions based on the definitions created by the Office of Management and Budget known as Core-Based Statistical Areas, (5) implements new and revised payment adjustments on a budget-neutral basis, (6) implements a new indirect medical education teaching adjustment, and (7) incorporates several other modifications to Medicare reimbursement for IRFs. Although CMS predicted that overall payment to IRFs nationwide would increase by 3.4%, we estimate that the revised IRF-PPS will reduce Medicare reimbursement to our IRFs by 3.5% to 4%, primarily owing to the changes to Case-Mix Groups, comorbidity tiers, and relative weights. We estimate this net impact on reimbursement will have a material adverse impact on the inpatient segment’s net operating revenues, financial position, and cash flows going forward.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As described more fully below (See Note 21, SEC Settlement), we recently settled a lawsuit brought by the SEC relating to our financial reporting practices prior to March 2003. Investigations by the criminal division of the DOJ and the United States’ Attorney’s Office for the Northern District of Alabama are ongoing. While we are fully cooperating with the SEC, the DOJ, and other governmental authorities in their investigations, we cannot predict the outcome of those investigations. Such investigations could have a material adverse effect on us, the trading prices of our securities, and our ability to access the capital markets. If we were convicted of a crime, certain contracts and licenses that are material to our operations may be revoked which would severely affect our business.

A number of lawsuits have been brought against us involving our accounting practices, coverage under our directors and officers insurance policies, and various other outstanding securities, derivative, regulatory, and qui tam (i.e., whistleblower) litigation (See Note 22, Contingencies and Other Commitments). We cannot predict the ultimate outcome of any litigation. Substantial damages or other monetary remedies assessed against us could have a material adverse effect on our business, results of operations, financial condition, and cash flows. If the insurance companies are successful in rescinding or denying coverage to HealthSouth and/or some of our current and former directors and officers, our ability to reach a settlement with plaintiffs in the securities, derivative, Employee Retirement Income Security Act of 1974 (“ERISA”), and other litigation could be adversely affected. The failure to reach a settlement could have a material adverse effect on our business, results of operations, financial condition, and cash flows. In addition, given the size and nature of our business, we are subject from time to time to various other lawsuits which, depending on their outcome, may have a negative effect on us.

Self-Insured Risk-

We insure a substantial portion of our professional, general liability, workers’ compensation and Digital Hospital (See Note 6, Property and Equipment) construction risks through a self-insured retention program (“SIR”), written by our consolidated wholly-owned offshore captive insurance subsidiary, HCS, Ltd., which we fund annually. HCS, Ltd., established in the fourth quarter of 2000, is located in the Cayman Islands and is an independent insurance company licensed by the Cayman Island Monetary Authority. We use HCS, Ltd. to fund part of our first layer of insurance coverage up to $60 million. Risks in excess of specified limits per claim and in excess of our aggregate SIR amount are covered by unrelated commercial carriers.

We primarily insure each of our facilities for professional and general liability losses through Columbia Casualty, a CNA company, for $1 million per claim/$3 million aggregate. These limits are applied towards a maximum limit of $6 million per claim under our SIR. In addition, ACE provides primary workers’ compensation insurance for each of our facilities under either a policy with a high deductible or as a third-party administrator for self-insured claims. In both cases, our retained risk ranges from $250,000 to $1,000,000 per claim. Pursuant to indemnification agreements between us, HCS, Ltd., CNA, and ACE, CNA and ACE are entitled to be indemnified by HCS, Ltd. for the primary coverage provided.

Reserves for professional, general liability, and workers’ compensation risks were $221.5 million and $205.9 million, at December 31, 2004 and 2003, respectively. The current portion of this reserve, $40.2 million and $40.5 million, at December 31, 2004 and 2003, respectively, is included in Other current liabilities in our consolidated balance sheets. Provisions for losses related to liability risks were $52.8 million, $65.4 million, and $78.9 million for the years ended December 31, 2004, 2003, and 2002, respectively, and are classified in Other operating expenses in our consolidated statements of operations.

Provisions for these self-insured risks are based upon actuarially determined estimates. Loss and loss expense reserves represent the estimated ultimate net cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. The changes to the estimated reserve amounts are included in current operating results. The reserves for these self-insured risks cover approximately 2,000 individual claims at December 31, 2004 and 2003 and estimates for potential unreported claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During 2004, 2003 and 2002, $34.4 million, $40.5 million and $51.9 million, respectively, of payments (net of reinsurance recoveries of $5.4 million, $8.2 million and $6.2 million, respectively) were made for liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in reserve estimates, management believes the reserves for losses and loss expenses are adequate; however, there can be no assurance that the ultimate liability will not exceed management’s estimates.

The obligations covered by excess contracts remain on the balance sheet, as the subsidiary or parent remains liable to the extent that the excess carriers do not meet their obligations under the insurance contracts. The amounts receivable under the excess contracts of $23.4 million and $36.8 million at December 31, 2004 and 2003, respectively, are included in other assets.

Revenue Recognition-

Revenues consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payors, including federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, and employers. Estimates of contractual allowances under third-party payor arrangements are based upon the payment terms specified in the related contractual agreements. Third-party payor contractual payment terms are generally based upon predetermined rates per diagnosis, per diem rates, or discounted fee-for-service rates. Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as adjustments become estimable or as the service years are no longer subject to audit, review, or investigation. Other operating revenues, which include revenue from cafeteria, gift shop, rental income, conference center, and management and administrative fees, approximated 5.2%, 5.3%, and 5.2% of net operating revenues for the years ended December 31, 2004, 2003, and 2002, respectively.

Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation, and are routinely modified for provider reimbursement. All healthcare providers participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each facility to program beneficiaries. Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to HealthSouth under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. The estimated third-party settlements liability as of December 31, 2004 and 2003 was approximately $4.1 million and $13.4 million, respectively. The net liabilities are classified in Other current liabilities in the accompanying consolidated balance sheets (See Note 20, Medicare Program Settlement).

CMS has been granted authority to suspend payments, in whole or in part, to Medicare providers if CMS possesses reliable information that an overpayment, fraud, or willful misrepresentation exists. If CMS suspects that payments are being made as the result of fraud or misrepresentation, CMS may suspend payment at any time

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Cash and Cash Equivalents-

Cash and cash equivalents include highly liquid investments with maturities of three months or less when purchased. Carrying values of cash and cash equivalents approximate fair value due to the short-term nature of these instruments. There were no certificates of deposit included in cash and cash equivalents as of December 31, 2004. Certificates of deposit included in cash and cash equivalents at December 31, 2003 approximated $1.2 million.

The Company maintains amounts on deposit with various financial institutions, which may, at times, exceed federally insured limits. However, Company management periodically evaluates the credit-worthiness of those institutions, and the Company has not experienced any losses on such deposits.

Restricted Cash-

As of December 31, 2004 and 2003, restricted cash consists of the following (in thousands):

	As of December 31,
	2004	2003
Affiliate cash accounts	$114,974	$96,692
Self-insured captive funds	98,235	59,905
Paid loss deposit fund	25,423	15,969
Non-US based operations	4,352	2,291

Total restricted cash	242,984	174,857
Less current portion	(184,939)	(145,557)

Restricted cash, less current portion	$58,045	$29,300

Affiliate cash accounts represent cash accounts maintained by partnerships in which we participate where one or more external partners requested, and we agreed, that the partnership’s cash not be commingled with other corporate cash accounts and be used only to fund the operations of those partnerships. Self-insured captive funds represent cash held at our wholly-owned insurance captive, HCS Ltd., in the Cayman Islands. HCS handles professional liability, workers’ compensation, and other insurance claims on behalf of HealthSouth. These funds are committed to third-party administrators for claims incurred. Paid loss deposit fund represents cash collateralized deposits for surety bonds related to HealthSouth’s workers’ compensation plans and are a requirement of the applicable states and insurance companies. Non-US based operations represents cash maintained by our inpatient rehabilitation facility in Australia.

Restricted cash includes certificates of deposit of approximately $45.0 million and $56.3 million at December 31, 2004 and 2003, respectively. The noncurrent portion of restricted cash is included in Other long-term assets in the accompanying consolidated balance sheets.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

	As of December 31,
	2004	2003
Medicare	32.5%	28.0%
Medicaid	3.6%	3.9%
Workers’ compensation	11.1%	10.2%
Managed care and other discount plans	30.7%	36.6%
Other third-party payors	19.6%	17.8%
Patients	2.5%	3.5%

Total	100.0%	100.0%

During the years ended December 31, 2004, 2003, and 2002, approximately 45.0%, 42.8%, and 38.0%, respectively, of our revenues related to patients participating in the Medicare program. We recognize that revenues and accounts receivable from government agencies are significant to our operations, but we do not believe there are significant credit risks associated with these government agencies. Because Medicare traditionally pays claims faster than our other third-party payors, the percentage of our Medicare charges in accounts receivable is less than the percentage of our Medicare revenues. HealthSouth does not believe there are any other significant concentrations of revenues from any particular payor that would subject it to any significant credit risks in the collection of its accounts receivable.

Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. We write-off uncollectible accounts against the allowance for doubtful accounts after exhausting collection efforts and adding subsequent recoveries. Net accounts receivable include only those amounts we estimate we will collect.

For each of the three years ended December 31, 2004, we performed an analysis of our historical cash collection patterns and considered the impact of any known material events in determining the allowance for doubtful accounts. In performing our analysis, we considered the impact of any adverse changes in general economic conditions, business office operations, payor mix, or trends in federal or state governmental health care coverage. At December 31, 2004 and 2003, our allowance for doubtful accounts represented approximately 36.1% and 39.9%, respectively, of the $704.8 million and $828.8 million, respectively, total patient due accounts receivable balance.

Marketable Securities-

In accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, we recorded all debt investments and equity securities with readily determinable fair values and for which we did not exercise significant influence as available-for-sale securities. We carried the available-for-sale securities at fair value and reported unrealized holding gains or losses, net of income taxes, in accumulated other comprehensive income (loss), which is a separate component of shareholders’ deficit. We recognize realized gains and losses in our consolidated statements of operations using the specific identification method. As of December 31, 2003, we had sold our portfolio of marketable securities.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Years
Buildings	15 to 30
Leasehold improvements	5 to 19
Furniture, fixtures, and equipment	3 to 10
Assets under capital lease obligation:
Real estate	10 to 30
Equipment	3 to 8

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

We account for operating leases under the provisions of FASB Statement No 13, Accounting for Leases, and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases. These pronouncements require us to recognize escalated rents, including any rent holidays, on a straight-line basis over the term of the lease for those lease agreements where we receive the right to control the use of the entire leased property at the beginning of the lease term.

Goodwill and Other Intangible Assets-

We account for goodwill and other intangibles under the guidance in FASB Statement No. 141, Business Combinations, FASB Statement No. 142, Goodwill and Other Intangible Assets, and FASB Statement No. 144.

Under FASB Statement No. 142, we test goodwill for impairment using a fair value approach, at the reporting unit level. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by management at the component level. At HealthSouth, our reporting units are equal to our operating segments. Upon our full adoption of FASB Statement No. 142 on January 1, 2002, we assigned all previously acquired goodwill to one of our five reporting units. We were required to test for impairment upon adoption, January 1, 2002, and at least annually thereafter, absent some triggering event that would require an impairment assessment. On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of October 1st of each year. We also tested for goodwill impairment as of March 19, 2003, due to the significant events which occurred at HealthSouth on that date.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

In addition, as of January 1, 2002, we were required to evaluate our existing intangible assets and goodwill that were acquired in prior purchase business combinations to: (a) determine whether it was necessary to reclassify amounts between goodwill and identifiable intangible assets based on the new criteria in FASB Statement No. 141 to recognize intangible assets apart from goodwill, (b) reassess the estimated useful lives of recognized intangible assets, and (c) test any previously recognized intangible asset deemed to have an indefinite useful life for impairment. The results of this evaluation are as follows:

•	We reclassified our assembled workforce intangible asset, net of related deferred income taxes, to goodwill.

•	No amounts were reclassified from goodwill to identifiable intangible assets.

•	It was not necessary to revise the estimated useful lives of our identifiable intangible assets.

•	We did not identify any intangible assets with indefinite useful lives.

See Note 7, Goodwill and Other Intangible Assets, for further details relating to the amortization, reclassification, and impairment testing of all intangible assets.

In accordance with FASB Statement No. 142, we amortize the cost of intangible assets with definite useful lives over their respective estimated useful lives to their estimated residual value. As of December 31, 2004, our definite useful lived intangible assets do not have an estimated residual value. We also review those assets for impairment in accordance with FASB Statement No. 144 whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. As of December 31, 2004, HealthSouth does not have any intangible assets with indefinite useful lives. The range of estimated useful lives of our other intangible assets is as follows:

Years
Certificates of Need	10 to 30
Licenses	10 to 20
Noncompete agreements	5 to 10
Management agreements	10 to 20

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Impairment of Long-Lived Assets and Other Intangible Assets-

We adopted FASB Statement No. 144 on January 1, 2002. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, FASB Statement No. 144 retains the fundamental provisions of FASB Statement No. 121 for (a) recognition and measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. It also supersedes the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of; however, it maintains APB Opinion No. 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of a company that either has been disposed of or is classified as held for sale. Although it expanded the use of discontinued operations, the Statement eliminates the previous practice of accruing all future operating losses associated with the disposal. It also amends ARB No. 51 to eliminate the exception of not consolidating a subsidiary for which control is likely to be temporary.

Under FASB Statement No. 144, we assess the recoverability of long-lived assets (excluding goodwill) and identifiable acquired intangible assets with finite useful lives, whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected net future cash flows to be generated by that asset, or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets with finite useful lives, if any, to be recognized is measured based on projected discounted future cash flows. We measure the amount of impairment of other long-lived assets (excluding goodwill) by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. We present an impairment charge as a separate line item within income from continuing operations in our consolidated statements of operations, unless the impairment is associated with a discontinued operation. In that case, we include the impairment charge, on a net-of-tax basis, within the results of discontinued operations. We classify long-lived assets to be disposed of other than by sale as held and used until they are disposed. We report long-lived assets to be disposed of by sale as held for sale and recognize those assets in the balance sheet at the lower of carrying amount or fair value less cost to sell, and cease depreciation.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Financing Costs-

We amortize financing costs using the effective interest method over the life of the related debt. The related expense is included in Interest expense and amortization of debt discounts and fees in our consolidated statements of operations.

We accrete discounts and amortize premiums using the effective interest method over the life of the related debt, and we report discounts or premiums as a direct deduction from, or addition to, the face amount of the financing. The related expense is included in Interest expense and amortization of debt discounts and fees in our consolidated statements of operations.

Fair Value of Financial Instruments-

FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires certain disclosures regarding the fair value of financial instruments. Our financial instruments consist mainly of cash and cash equivalents, certificates of deposit, restricted cash, accounts receivable, notes receivable from shareholders, officers, and employees, accounts payable, related party notes receivable and payable, letters of credit, and long-term debt. The carrying amounts of cash and cash equivalents, certificates of deposit, restricted cash, accounts receivable, notes receivable from shareholders, officers, and employees, related party notes receivable and payable, and accounts payable approximate fair value because of the short-term maturity of these instruments. The fair value of our letters of credit is deemed to be the amount of payment guaranteed on our behalf by third-party financial institutions. We determine the fair value of our long-term debt based on various factors, including maturity schedules, call features, and current market rates. We also use quoted market prices, when available, or discounted cash flows to determine fair values of long-term debt.

Asset Retirement Obligation-

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Effective January 1, 2003, HealthSouth adopted the initial recognition and measurement provisions of FASB Statement No. 143 and identified certain asset retirement obligations to restore leased premises for the removal of certain diagnostic equipment. Upon adoption of FASB Statement No. 143, we recorded a $3.6 million increase to property and equipment, a $1.9 million increase to accumulated depreciation and amortization, a $4.2 million increase to Other long-term liabilities, and a $2.5 million noncash charge (net of tax of $0), which we reported as a Cumulative effect of accounting change in our 2003 consolidated statement of operations.

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

Litigation Reserve-

Pursuant to FASB Statement No. 5, Accounting for Contingencies, we accrue for loss contingencies associated with outstanding litigation for which management has determined it is probable that a loss contingency exists and the amount of loss can be reasonably estimated. If the accrued amount associated with a loss contingency is greater than $5.0 million, we also accrue estimated future legal fees associated with the loss contingency. This requires management to estimate the amount of legal fees that will be incurred in the defense of the litigation. These estimates are based heavily on our expectations of the scope, length to complete, and complexity of the claims. In the future, additional adjustments may be recorded as the scope, length or complexity of outstanding litigation changes.

Advertising Costs-

We expense costs of print, radio, television, and other advertisements as incurred. Advertising expenses, included in Other operating expenses within the accompanying consolidated statements of operations, approximated $5.7 million in 2004, $8.1 million in 2003, and $22.8 million in 2002.

Employee Stock Benefit Plan-

We account for shares purchased by the HealthSouth Rehabilitation Corporation and Subsidiaries Employee Stock Benefit Plan (the “ESOP”) prior to January 1, 1994 in accordance with AICPA SOP 76-3, Accounting Practices for Certain Employee Stock Ownership Plans, and EITF Issue No. 89-8, “Expense Recognition for Employee Stock Ownership Plans.”

During 1993, the AICPA issued AICPA SOP 93-6, Employers Accounting for Employee Stock Ownership Plans. Among other provisions, SOP 93-6 requires that compensation expense relating to employee stock ownership plans be measured based on the fair market value of the shares when allocated to the employees. The

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

provisions of SOP 93-6 apply only to leveraged ESOPs formed after December 31, 1992, or shares newly acquired by an existing leveraged ESOP after December 31, 1992. Because all shares owned by our ESOP were acquired prior to December 31, 1992, our accounting policies for the shares currently owned by the ESOP are not affected by SOP 93-6.

Stock-Based Compensation-

HealthSouth has various shareholder-approved stock-based compensation plans that provide for the granting of stock-based compensation to certain employees and directors, which are described more fully in Note 14, Stock-Based Compensation. We account for those stock-based compensation plans using the recognition and measurement principles of the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, and apply the disclosure-only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, we recognize compensation expense on the date of grant only if the current market price of the underlying stock on the grant date exceeds the exercise price of the stock-based award.

FASB Statement No. 123 requires that we present certain pro forma information assuming that we recognize an expense for our stock-based compensation using the fair value based method of accounting for stock-based compensation. We estimated the fair value of our stock-based compensation at the date of grant using the Black-Scholes option-pricing model using the assumptions described in Note 14, Stock-Based Compensation. If we had recognized compensation expense using the fair value recognition provisions of FASB Statement No. 123, the pro forma amounts of our net loss for the years ended December 31, 2004, 2003, and 2002 would have been as follows (in thousands, except per share amounts):

	For the year ended December 31,
	2004	2003	2002
Net loss, as reported	$(174,470)	$(434,557)	$(466,824)
Add: Stock-based employee compensation expense (benefit) included in reported net loss, net of related tax effects	392	(1,882)	(1,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,549)	(4,974)	(15,899)

Proforma net loss	$(179,627)	$(441,413)	$(483,723)

Loss per share:
Basic and diluted—as reported	$(0.44)	$(1.10)	$(1.18)

Basic and diluted—proforma	$(0.45)	$(1.11)	$(1.22)

Discontinued Operations-

Effective January 1, 2002, we account for discontinued operations under FASB Statement No. 144, which requires that a component of an entity that has been disposed of or is classified as held for sale after January 1, 2002 and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as discontinued operations. In the period that a component of an entity has been disposed of or classified as held for sale, we reclassify the results of operations for current and prior periods into a single caption titled (Loss) income from discontinued operations, net of income tax expense.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

We have not provided for U.S. federal income and foreign withholding taxes on non-U.S. subsidiaries’ undistributed earnings as calculated for income tax purposes, because, in accordance with the provisions of APB Opinion No. 23, Accounting for Income Taxes—Special Areas, we intend to reinvest these earnings outside the U.S. indefinitely. Because this determination is based on future plans and expectations of future events, the possibility exists that amounts declared as indefinitely reinvested outside the U.S. may ultimately be repatriated, with unfavorable tax consequences. This adverse tax consequence would occur if the transfer of cash into the U.S. were subject to U.S. income tax without sufficient foreign tax credits available to offset the U.S. tax liability.

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

Comprehensive Loss-

Comprehensive loss is recorded in accordance with the provisions of FASB Statement No.130, Reporting Comprehensive Income. FASB Statement No.130 establishes the standard for reporting comprehensive loss and its components in financial statements. Comprehensive loss is comprised of net loss, changes in unrealized gains or losses on available-for-sale securities, and foreign currency translation adjustments and is included in the consolidated statements of shareholders’ deficit.

Foreign Currency Translation-

The financial statements of foreign subsidiaries whose functional currency is not the U.S. dollar have been translated to U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates. Revenues and expenses are translated at average exchange rates in effect during each period, except for those expenses related to balance sheet amounts, which are translated at historical exchange rates. Gains and losses from foreign currency translations are reported as a component of accumulated other comprehensive income (loss) within shareholders’ deficit. Exchange gains and losses from foreign currency transactions are recognized in the consolidated statements of operations and historically have not been material.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Restructuring Activities-

For restructuring plans implemented prior to December 31, 2002, we assessed the need to record restructuring charges in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” We also apply EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” and Staff Accounting Bulletin (“SAB”) No. 100, “Restructuring and Impairment Charges.” In accordance with this guidance, management must execute an exit plan that will result in the incurrence of costs that have no future economic benefit. Also, under the terms of EITF Issue No. 94-3, a liability for the restructuring charges is recognized in the period management approves the restructuring plan. We recognize liabilities that primarily include the estimated severance and other costs related to employee benefits and certain estimated costs to exit equipment and facility lease obligations, and other service contracts. These estimates are based on the remaining amounts due under various contractual agreements, adjusted for any anticipated contract cancellation penalty fees or any anticipated or unanticipated events or changes in circumstances that would reduce these obligations. The settlement of these liabilities could differ materially from recorded amounts.

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

Loss Per Share-

The calculation of loss per share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted loss per share recognizes the effect of all potential dilutive common shares that were outstanding during the respective periods, unless their impact would be antidilutive.

Selected Quarterly Financial Information-

We have not presented the selected quarterly financial data for 2004 and 2003 as required by Item 302(a) of Regulation S-K that the SEC requires as supplementary information to the basic financial statements.

Recent Accounting Pronouncements-

In July 2005, the FASB issued FASB Staff Position (“FSP”) “SOP 78-9-1; Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5.” The FASB amended SOP 78-9 so that guidance in determining when a general partner controls a limited partnership is consistent with guidance provided in EITF Issue No. 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights.” This FSP is effective after June 29, 2005 for all newly formed partnerships and the first reporting period after December 15, 2005 for all other partnerships. This FSP is not expected to have a material impact on our financial position, results of operations, or cash flows.

In June 2005, the FASB ratified EITF Issue No. 04-5, which includes a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate it. The framework includes the presumption that general-partner control would be overcome only when the limited

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

partners have either of two types of rights. Such rights include kick-out rights, the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause,” or participating rights, the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. EITF Issue No. 04-5 is effective after June 29, 2005, for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, the guidance in EITF Issue No. 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF Issue No. 04-5 is not expected to have a material effect on our financial position, results of operations, or cash flows.

In June 2005, the FASB ratified EITF Issue No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’” EITF Issue No. 05-2 retains the exception in paragraph 4 of EITF Issue No. 00-19 for conventional convertible debt instruments. Those instruments in which the holder has an option to convert the instrument into a fixed number of shares (or a corresponding amount of cash at the issuer’s discretion) and its ability to exercise the option is based on either (a) the passage of time or (b) a contingent event, should be considered “conventional” for purposes of applying that exception. In addition, convertible preferred stock with a mandatory redemption date that is more akin to debt than to equity may qualify for the conventional convertible debt instrument exception. EITF Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of EITF Issue No. 05-2 is not expected to have a material effect on our financial position, results of operations, or cash flows.

In June 2005, the FASB ratified EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination,” which requires that leasehold improvements acquired in a business combination should be amortized over the lesser of the useful life of the assets or a term that includes renewals at the lessee’s option determined to be reasonably assured at the date of the business combination. Significant leasehold improvements acquired well after the lease commencement date would similarly be amortized over the lesser of the useful life of the assets or a term that includes renewals determined to be reasonably assured at the date the leasehold improvements are acquired. EITF Issue No. 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption and prospective application of EITF Issue No. 05-6 is not expected to have a material effect on our financial position, results of operations, or cash flows.

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

The new standard requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless doing so is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. In addition, FASB Statement No. 154 requires that we account for a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets as a change in accounting estimate that is effected by a change in accounting principle. APB Opinion No. 20 previously required that we report such a change as a change in accounting principle.

FASB Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

errors made occurring in fiscal years beginning after June 1, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. FASB Interpretation No. 47 clarifies that the term “conditional asset retirement obligation,” as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FASB Interpretation No. 47 also clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

FASB Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The application of this guidance is not expected to have an impact on our consolidated financial position or results of operations as our asset retirement obligations under FASB Statement No. 143 are generally within our control and reasonably estimable.

In March 2005, the Staff of the SEC issued SAB No. 107, Share-Based Payment. SAB No. 107 expresses the view of the SEC staff regarding the interaction between FASB Statement No. 123 (Revised 2004), Share-Based Payment, and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The SEC staff believes the guidance in SAB No. 107 will assist public companies in their initial implementation of FASB Statement No. 123(R) and enhance the information received by investors and other users of financial statements, thereby assisting them in making investment and other decisions. SAB 107 also includes interpretive guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of FASB Statement No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of FASB Statement No. 123(R), the modification of employee share options prior to adoption of FASB Statement No. 123(R), and disclosures in Management’s Discussion and Analysis subsequent to adoption of FASB Statement No. 123(R). FASB Statement No. 123(R) is effective for annual periods beginning after June 15, 2005. Its expected impact on our results of operations is discussed below.

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

We have not yet quantified the effects of the adoption of FASB Statement No. 123(R), but it is expected that the new standard may result in significant stock-based compensation expense. We have disclosed above the pro forma effects on net loss and earnings per share if we had applied the fair value recognition provisions of the

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

original FASB Statement No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB Opinion No. 25). Although such pro forma effects of applying the original FASB Statement No. 123 may be indicative of the effects of adopting FASB Statement No. 123(R), the provisions of these two statements differ in some important respects. The actual effects of adopting FASB Statement No. 123(R) will be dependent on numerous factors including, but not limited to, the valuation model we select to value stock-based awards, the assumed forfeiture rate, the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period, and the transition method (as discussed below) we select for adopting FASB Statement No. 123(R).

FASB Statement No. 123(R), as impacted by SAB No. 107, is effective for annual periods beginning after June 15, 2005, and it requires the use of the Modified Prospective Application Method at the required effective date. Under this method, FASB Statement No. 123(R) is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, we will recognize compensation cost for the portion of awards for which the requisite service date has not been rendered (such as unvested options) that are outstanding as of the date of adoption as the remaining requisite services are rendered. We will base the compensation cost relating to unvested awards at the date of adoption on the grant-date fair value of those awards as calculated for pro forma disclosures under the original FASB Statement No. 123. In addition, a company may use the Modified Retrospective Application Method prior to the required effective date. A company may apply this method to all prior years for which the original FASB Statement No. 123 was effective or only to prior interim periods in the year of initial adoption. If a company uses the Modified Retrospective Application Method, it will adjust the financial statements for prior periods to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original FASB Statement No. 123.

In December 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions. This Statement eliminates the exception to fair value in APB Opinion No. 29 for exchanges of similar productive assets and replaces it with a general exception for exchanges that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The application of this Statement is not expected to have an impact on our consolidated financial position or results of operations considering our intermittent participation in exchanges of nonmonetary assets.

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

In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs. This statement amends the guidance in ARB No. 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This Statement, which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, is not applicable to our current operations.

2.	Liquidity:

Historically, HealthSouth’s primary sources of funding have been cash flows from operations, borrowings under long-term debt arrangements, and sales of limited partnership interests. Funds were used to fund working capital requirements, capital expenditures, and business acquisitions. While we generate substantial cash flow

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

from operating activities, we are a highly leveraged company that must make significant government and class action settlements payments, defend ourselves against class action suits, service debt, and expend amounts for reconstruction activities. These payments will consume resources that could be devoted to growing the business or reducing our debt level.

Furthermore, we do not have access to the capital markets because we are not current in filing financial information with the SEC nor will we become a current filer until 2006 at the earliest. Although we do not believe we need additional capital to fund our obligations through 2005 and 2006, it does make it difficult to grow our business. We also have been unable to sell or resyndicate limited partnership units because, until recently, we have not been able to produce reliable financial statements.

On March 21, 2005, as discussed in more detail in Note 9, Long-term Debt, we amended and restated our 2002 Credit Agreement as follows:

•	The balance of $315 million outstanding under the 2002 Credit Agreement when it was frozen in March 2003 was converted to a term loan.

•	We obtained a $250 million revolving credit facility. As of September 30, 2005, no money was drawn on this facility.

•	We obtained a $150 million letter of credit facility. As of September 30, 2005, approximately $123.3 million of this facility was utilized.

The amended and restated credit facility cures all defaults under our 2002 Credit Agreement. Beginning June 30, 2005, it contains affirmative and negative covenants, including a minimum interest expense coverage ratio of 1.75 to 1.00 and a maximum leverage ratio of 5.75 to 1.00 as of September 30, 2005. The required ratios change over time. The amended and restated credit facility also restricts the use of proceeds from asset sales, ability to pay dividends, and incur additional borrowings. Failure to be in compliance with any material provision of the new facility could have a material adverse effect on our financial position, results of operations, and cash flows.

On June 15, 2005, we closed a $200 million senior unsecured term loan facility, the net proceeds of which, together with available cash, were used to repay our $245 million 6.875% senior notes due June 15, 2005, and to pay fees and expenses related to the term loan facility. This transaction allowed us to reduce our overall level of indebtedness.

The term loan facility contains representations, warranties, affirmative and negative covenants, and default and acceleration provisions. In addition, we will be responsible for fees and expenses associated with the term loan facility. Failure to be in compliance with any material provision of the term loan facility could have a material adverse effect on our financial position, results of operations, and cash flows.

As discussed in Note 20, Medicare Program Settlement, and Note 21, SEC Settlement, we have significant funding commitments related to legal settlements. As a result of the Medicare Program Settlement, we have made payments of approximately $135 million to the United States through September 30, 2005. The remaining balance of $190 million will be paid in quarterly installments over the next two years. These amounts are exclusive of interest from November 4, 2004 at an annual rate of 4.125%. In addition, we have reached an agreement with the SEC to resolve claims brought against us in March 2003. As a result of the SEC Settlement, we made a payment of $12.5 million in 2005, and we will make payments of $37.5 million and $50.0 million in 2006 and 2007, respectively.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Since March 2003, we have aggressively pursued cost reduction activities on non-patient care areas. We have eliminated approximately 244 non-clinical corporate positions, become more aggressive with respect to receivables collection, tightened overall spending controls, curtailed non-critical capital expenditures, and improved efficiency in operations. During 2003, we completed several non-core asset sales that resulted in total sale proceeds of approximately $207.5 million and completed 102 lease buyouts that resulted in savings in future lease obligations. During 2004, we completed additional non-core asset sales that resulted in total sale proceeds of more than $63.5 million and completed 47 lease buyouts that resulted in savings in future lease obligations.

In our efforts to streamline operations, we closed 19 entities in our inpatient segment, 143 outpatient rehabilitation facilities, 11 surgery centers, 24 diagnostic centers, and 35 other facilities during 2004, 2003, and 2002 that meet the requirements of FASB Statement No. 144 to report as discontinued operations. We plan to continue to streamline operations through additional sales of non-core assets when and if the business strategy warrants such sales.

Based on the above, we believe our projected liquidity is sufficient to meet our current operating cash flow requirements and satisfy our 2005 and 2006 scheduled debt maturities, government and class action settlements payments, and other cash flow requirements, including those funds to finance our reconstruction efforts. However, our ability to meet our obligations beyond 2005 and 2006 is dependent on our ability to generate positive cash flow from a combination of operating improvements, refinancing of existing debt obligations, and capital markets transactions. Failure to implement these initiatives could have a material adverse effect on our liquidity and our operations, and we would need to implement alternative plans that could include additional asset sales, additional reductions in operating costs, deferral of capital expenditures, further reductions in working capital, and possible debt restructurings. While we believe we could successfully complete the alternative plans, if necessary, there can be no assurance that such alternatives would be available on acceptable terms and conditions to us or that we would be successful in their implementation.

Similarly, there can be no assurance that we will continue to generate cash flows at or above current levels. In addition, certain trends in our business, including declining revenues resulting from the 75% Rule, acute care volume weakness, recent IRF-PPS changes, and continued weakness in our surgery centers segment, could make it difficult for us to meet certain financial covenants—particularly relating to debt coverage ratios—contained in our amended and restated credit agreement, senior subordinated credit agreement, and term loan agreement. Although we are in compliance with these covenants as of the date of these financial statements and believe we will be in compliance with these as of December 31, 2005, we believe that at some point in 2006, we may be in jeopardy of violating certain financial covenants. If we were to violate these covenants, and were unable to obtain waivers of such violations or otherwise arrange financing with amended debt coverage ratios, our financial position, results of operations, and cash flows could be materially and adversely affected. We will, of course, continue to monitor our compliance with all of our debt covenants and, if we feel that we are likely to violate any covenant, we will seek to obtain the necessary relief.

Furthermore, the indentures governing our public indebtedness contain covenants that require us to file, on a timely basis, all reports required to be filed for periods on or after December 31, 2005. If we are unable to file our periodic reports on a timely basis beginning in 2006, and are unable to file the required reports within the designated cure period, and if the requisite bondholders elect to treat such a technical default as an “Event of Default” under the indentures, our business, results of operations, and cash flows could be materially adversely affected. Our amended and restated credit agreement, senior subordinated credit agreement, and term loan agreement contain similar requirements.

3.	Business Combinations:

During the year ended December 31, 2004, we completed one immaterial acquisition of an outpatient facility. We did not complete any acquisitions during the year ended December 31, 2003. During the year ended December 31, 2002, we completed eight individually immaterial acquisitions of operating facilities.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

We accounted for all of these acquisitions under the purchase method of accounting and reported the results of operations for each of these acquired companies from the date of acquisition. We have not prepared pro forma financial information as the results from operations of these acquired companies and assets are not material on a consolidated basis. The following table summarizes these acquisitions (in thousands, except for number of facilities acquired):

	For the year ended December 31,
	2004	2003	2002
Number of facilities acquired:
Inpatient rehabilitation hospitals	—	—	—
Outpatient rehabilitation	1	—	5
Outpatient surgery centers	—	—	1
Diagnostic centers	—	—	2
Purchase price paid:
Cash	$744	—	$23,129
Fair value of:
Current assets acquired	—	—	149
Non current tangible assets acquired	63	—	2,616
Intangible assets acquired:
Licenses	—	—	2,327
Certificates of need	—	—	183
Noncompete agreements	100	—	3,600
Liabilities assumed	—	—	(36)
Noncompete agreements with former owners	—	—	(2,336)

Goodwill	$581	$—	$16,626

In connection with the above acquisitions, we also entered into noncompete agreements with the former owners of the acquired facilities. In general, these noncompete agreements are payable in monthly or quarterly installments over periods ranging from five to ten years.

4.	Accounts Receivable:

Accounts receivable consists of the following (in thousands):

	As of December 31,
	2004	2003
Patient accounts receivable	$704,833	$828,790
Less: Allowance for doubtful accounts	(254,733)	(330,345)

Patient accounts receivable, net	450,100	498,445
Other accounts receivable	2,232	283
Estimated third-party payor receivable	—	—

Accounts receivable, net	$452,332	$498,728

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following is the activity related to our allowance for doubtful accounts (in thousands):

For the year ended December 31,	Balance at beginning of period	Additions and charges to expense	Deductions and accounts written-off	Balance at end of period
2004	$330,345	$128,779	$(204,391)	$254,733

2003	$327,103	$131,330	$(128,088)	$330,345

2002	$318,594	$134,556	$(126,047)	$327,103

5.	Marketable Securities:

Our investments in marketable securities were classified as available-for-sale. As of December 31, 2002, we had marketable securities with an amortized cost of $3.0 million and gross unrealized gains of $0.3 million for a total fair value of $3.3 million. As of December 31, 2003, we had sold our portfolio of marketable securities. Investing information related to our marketable securities is as follows (in thousands):

	For the year ended December 31,
	2004	2003	2002
Proceeds from sales of available-for-sale securities	$—	$3,698	$1,167

Gross realized gains	$—	$698	$667

Gross realized losses	$—	—	—

HealthTronics-

HealthSouth owned 415,666 shares of HealthTronics’ common stock from 1999 through 2003. A former director and employee owned 83,334 shares. The original value of the investment was approximately $3.0 million, which the Company accounted for at fair value. In addition, certain directors and officers of HealthSouth also served on the Board of HealthTronics. We sold our investment in Healthtronics during 2003 for approximately $3.7 million and realized a gain of approximately $0.7 million. We purchased medical equipment and related supplies from HealthTronics amounting to approximately $0.8 million in 2003 and $0.9 million in 2002. Amounts due to HealthTronics were immaterial.

6.	Property and Equipment:

Property and equipment consists of the following (in thousands):

	As of December 31,
	2004	2003
Land	$107,601	$114,785
Buildings	1,320,110	1,298,978
Leasehold improvements	220,360	233,555
Furniture, fixtures, and equipment	911,330	868,554

	2,559,401	2,515,872
Less: Accumulated depreciation and amortization	(1,192,248)	(1,092,026)

	1,367,153	1,423,846
Construction in progress	37,864	22,750

Property and equipment, net	$1,405,017	$1,446,596

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The amount of fully depreciated assets, depreciation expense, amortization expense, and accumulated amortization relating to assets under capital lease obligations, interest capitalized on construction projects, and rent expense under operating leases is as follows (in thousands):

	For the year ended December 31,
	2004	2003	2002
Fully depreciated assets	$393,925	$369,572	$238,430

Depreciation expense	$158,565	$158,772	$185,339

Assets under capital lease obligations:
Buildings	$354,429	$304,710	$304,710
Equipment	35,395	44,465	78,373

	389,824	349,175	383,083
Accumulated amortization	(182,849)	(164,072)	(136,366)

Assets under capital lease obligations, net	$206,975	$185,103	$246,717

Amortization expense	$28,717	$28,479	$28,944

Interest capitalized	$8,412	$5,871	$739

Rent expense:
Minimum rent payments	$121,743	$136,703	$120,920
Contingent and other rents	92,438	92,395	96,132

Total rent expense	$214,181	$229,098	$217,052

Leases-

We lease certain land, buildings, and equipment under non-cancelable operating leases expiring at various dates through 2027, and certain buildings and equipment under capital leases also expiring at various dates through 2027. Operating leases generally have five- to ten-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various facility leases include provisions for rent escalation to recognize increased operating costs or require the Company to pay certain maintenance and utility costs. Contingent rents are included in rent expense in the year incurred. Some facilities are subleased to other parties. Rental income from subleases approximated $14.0 million, $23.8 million, and $19.4 million for the years ended December 31, 2004, 2003, and 2002, respectively. Certain leases contain annual escalation clauses based on changes in the Consumer Price Index while others have fixed escalation terms. The excess of expense over current payments is recognized as straight-line rental accrual and is included in Other long-term liabilities in the accompanying consolidated balance sheets, as follows (in thousands):

	As of December 31,
	2004	2003
Straight-line rental accrual	$23,364	$25,932

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Future minimum lease payments at December 31, 2004, for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in thousands):

Year ending December 31,	Operating Leases	Capital Lease Obligations	Total
2005	$122,549	$50,626	$173,175
2006	99,692	40,212	139,904
2007	77,102	37,077	114,179
2008	60,680	36,536	97,216
2009	46,493	33,420	79,913
2010 and thereafter	222,781	136,866	359,647

	$629,297	334,737	$964,034

Less: interest portion		(88,115)

Long-term obligations under capital leases		$246,622

Collateralized Assets-

Pursuant to a Collateral and Guarantee Agreement dated as of March 21, 2005, between the Company and JPMorgan, our obligations under our Restated Credit Agreement are collateralized by substantially all of the assets of HealthSouth. See Note 9, Long-term Debt, for additional information regarding the Restated Credit Agreement.

Construction in Progress-

In connection with the construction of the Digital Hospital in Birmingham, Alabama, we incurred significant costs and included those capitalized costs in Construction in Progress (“CIP”). Amounts in CIP at December 31, 2004 relate principally to the Digital Hospital. We have entered into construction contracts and other future commitments for the completion of this property totaling in years subsequent to 2004 of approximately $43.0 million. Subsequent to December 31, 2004, we incurred costs of approximately $14.1 million relating to the continuing construction of the Digital Hospital.

Asset Impairments-

At December 31, 2004 and 2003, we recognized an impairment charge of approximately $55.0 million and $132.7 million, respectively. Of these total amounts, approximately $30.2 million and $127.9 million, respectively, relate to the Digital Hospital and represent the excess of costs incurred during the construction of the Digital Hospital over the estimated fair market value of the property, including the RiverPoint facility, a 60,000 square foot office building, which shares the construction site and would be included with any sale of the Digital Hospital. The impairment of the Digital Hospital in 2003 was based on an appraisal that considered alternative uses for the property. The impairment of the Digital Hospital in 2004 was determined using a weighted average fair value approach that considered the 2003 appraisal and other potential scenarios.

The 2004 impairment charge also includes an approximate $14.8 million impairment charge related to the Birmingham Medical Center. Due to continuing negative cash flows from operation of this facility, we also had the Birmingham Medical Center appraised as of December 31, 2004. The impairment charge represents the difference between the appraised value and the net book value of the long-lived assets associated with the Birmingham Medical Center.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The remainder of the 2004 and 2003 impairment charges relate to long-lived assets at various facilities that were examined for impairment due to facility closings and facilities experiencing negative cash flow from operations. In 2004, the remainder of the charge represents our write-down of long-lived assets, primarily in our surgery centers and outpatient segments, based on a valuation of future cash flows. We wrote these assets down to zero, or their estimated fair value, based on expected negative operating cash flows of these facilities in future years. In 2003, we determined the fair value of the impaired long-lived assets at a facility primarily based on the discounted future cash flows of these facilities using an average weighted average discount rate of 10.5%.

As of December 31, 2002, we examined all of our facilities for impairment because of the substantial decline in our stock price during the last six months of 2002, and numerous facilities had continuing operating losses that indicated numerous triggering events had occurred. Based on this review, we recorded an impairment charge of approximately $84.4 million in 2002 to reduce the carrying value of property and equipment of certain facilities to their estimated fair market value. We determined the fair value of the impaired long-lived assets at a facility primarily based on the discounted future cash flows of these facilities using an average weighted average discount rate of 10.5%. If the facility had real estate, in addition to discounted cash flow valuation techniques, we also used appraisals or tax assessments to determine the real estate fair value.

See Note 7, Goodwill and Other Intangible Assets, for a description of the impairment charges recognized for goodwill and other intangibles.

See Note 23, Segment Reporting, for the amount of impairment charges by operating segment.

Asset Disposals-

In connection with the process to determine the appropriate amounts for our property and equipment, we conducted a complete physical inventory of our facilities. As a result of that procedure, we incurred a charge of approximately $35.6 million in 2002, which is included in Loss (gain) on disposal of assets in the accompanying consolidated statements of operations. The remainder of the 2002 loss on disposal of assets is primarily attributable to the sale of the Wentworth Nursing Home. During 2003, we sold non-core assets, including most of our fleet of aircraft, and our inpatient facility in Reno, Nevada, which resulted in a net gain of approximately $15.2 million.

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

In addition, during 2001, we advanced approximately $1.0 million in working capital loans to Meadowbrook. During 2002, we made a net advance of approximately $37.0 million to Meadowbrook. We reserved these amounts in 2001 and 2002, respectively.

Subsequent Event

In March 2005, we obtained a security interest in the real properties previously sold to Meadowbrook, evidenced by a mortgage that was recorded in June 2005. In July 2005, we received a payoff letter from Meadowbrook’s attorneys informing us that a payment of $37.9 million would be made by Meadowbrook to us.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

This repayment was effected by the purchase of Meadowbrook by Rehabcare Group, Inc. in August 2005. We received a cash payment of $37.9 million in August 2005 and recorded this bad debt recovery at that date. See Note 22, Contingencies and Other Commitments, for information regarding litigation between HealthSouth and Meadowbrook.

U.S. HealthWorks, Inc.-

In March 2001, we sold our occupational medicine business to U.S. HealthWorks, Inc. for approximately $43.1 million. The purchase price consisted of approximately $30.1 million in cash at closing and two notes ($7.0 million and $6.0 million) for the balance. As a result of this transaction, we recorded a gain on sale of assets of approximately $15.8 million. One of our former chief financial officers, William T. Owens, was appointed to the board of directors of U.S. HealthWorks, Inc. as a condition to the sale.

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

Asset Swap-Leaseback-

In January 2002, we agreed to swap two inpatient facilities (Braintree and Woburn) for a group of nursing homes (the “Greenery facilities”). We recognized a loss on the swap-leaseback of approximately $18 million, which is included in Loss (gain) on disposal of assets in the accompanying consolidated statements of operations. We accounted for the subsequent lease of the Braintree and Woburn facilities as a capital lease. These leases are included in the information summarized above. In connection with the transaction, we also recognized a loss of approximately $42.0 million related to the termination of the Greenery facilities leases as of December 31, 2001. The payment of the amounts due under the Greenery facilities leases was included in the lease of the Braintree and Woburn facilities.

In June 2002, we sold the Greenery facilities at a loss of approximately $5 million, which is included in Loss (gain) on disposal of assets in the accompanying consolidated statements of operations.

7.	Goodwill and Other Intangible Assets:

Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Other definite-lived intangibles consist primarily of certificates of need, licenses, noncompete agreements, and management agreements.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

We ceased amortizing goodwill upon adoption of FASB Statement No. 142 on January 1, 2002 (See Note 1, Summary of Significant Accounting Policies). Accumulated amortization of goodwill upon adoption of FASB Statement No. 142 was approximately $571 million. The following table shows changes in the carrying amount of goodwill for the years ended December 31, 2004, 2003, and 2002, by operating segment (in thousands):

	Inpatient	Surgery Centers	Outpatient	Diagnostic	Corporate and Other	Total
Goodwill as of January 1, 2002	$401,208	$638,621	$155,673	$57,495	$—	$1,252,997
Reclassification of assembled workforce	1,047	2,046	1,359	395	—	4,847
Transitional impairment charge	—	—	—	(48,189)	—	(48,189)
Acquisitions	—	1,821	3,506	11,299	—	16,626
Acquisitions of equity interests in joint venture entities	—	6,635	—	—	—	6,635

Goodwill as of December 31, 2002	$402,255	$649,123	$160,538	$21,000	$—	$1,232,916
Impairment charge	—	(176,208)	(135,888)	(23,527)	—	(335,623)
Acquisitions of equity interests in joint venture entities	64	2,761	350	2,527	—	5,702

Goodwill as of December 31, 2003	$402,319	$475,676	$25,000	$—	$—	$902,995
Acquisitions	—	—	581	—	—	581
Acquisitions of equity interests in joint venture entities	—	7,121	—	—		7,121
Other	(381)	881	(111)	—	—	389

Goodwill as of December 31, 2004	$401,938	$483,678	$25,470	$—	$—	$911,086

As discussed in Note 1, Summary of Significant Accounting Policies, on January 1, 2002 we adopted FASB Statement No. 142. Upon adoption of FASB Statement No. 142, we recorded a charge of approximately $48.2 million (net of an associated tax benefit of $0) to reduce the carrying value of goodwill. We have reported this charge as Cumulative effect of accounting change in the accompanying consolidated statement of operations for the year ended December 31, 2002. The $48.2 million impairment charge is associated entirely with goodwill related to our diagnostic segment. The amount of this impairment primarily recognizes the decline in the expected operating performance of the diagnostic segment between the dates the goodwill was recorded and the adoption of FASB Statement No. 142.

We performed impairment reviews as required by FASB Statement No. 142 as of October 1, 2002 and concluded that no goodwill impairment existed.

We performed an impairment review as required by FASB Statement No. 142 as of March 19, 2003, and concluded that a potential goodwill impairment existed in our outpatient and diagnostic reporting units. We calculated the implied fair value of the outpatient reporting unit’s goodwill and determined that the outpatient reporting unit’s goodwill was impaired by $135.9 million. We calculated the implied fair value of the diagnostic reporting unit’s goodwill and determined that the remaining goodwill was impaired, which resulted in an impairment charge of $23.5 million.

We performed an impairment review as required by FASB Statement No. 142 as of October 1, 2003 and concluded that a potential goodwill impairment existed in our surgery centers reporting unit. This impairment was caused by a continuing decline in the operating results of our surgery centers reporting unit caused primarily by the inability to attract new physicians to our surgery centers in the wake of the events of March 19, 2003. We

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

calculated the implied fair value of our surgery centers reporting unit’s goodwill as required by FASB Statement No. 142 and determined that our surgery centers reporting unit’s goodwill was impaired by $176.2 million.

We performed impairment reviews as required by FASB Statement No. 142 as of October 1, 2004 and concluded that no goodwill impairment existed.

The following table provides information regarding our other intangible assets (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Certificates of need:
2004	$9,275	$4,756	$4,519
2003	9,678	4,196	5,482
Licenses:
2004	$103,194	$54,091	$49,103
2003	109,920	50,450	59,470
Non-compete agreements:
2004	$51,343	$47,753	$3,590
2003	55,706	49,388	6,318
Management agreements:
2004	$11,350	$3,839	$7,511
2003	14,162	4,201	9,961
Total intangible assets:
2004	$175,162	$110,439	$64,723
2003	189,466	108,235	81,231

Amortization expense for other intangible assets is as follows (in thousands):

	For the year ended December 31,
	2004	2003	2002
Amortization expense	$12,208	$11,275	$17,765

Total estimated amortization expense for our other intangible assets for the next five fiscal years is as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense
2005	$12,208
2006	11,914
2007	10,327
2008	10,327
2009	10,327

Asset Impairments-

In the fourth quarter of 2004, we examined certain facilities for impairment due to continuing negative cash flows from operations and/or projected negative cash flows from operations of these facilities. As a result of this analysis, we recognized an impairment charge to reduce other intangibles to fair value for certain operating

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

facilities of approximately $1.2 million under the provisions of FASB Statement No. 144. This impairment charge related to intangibles consisted of a write-down of approximately $0.1 million for certificates of need, a write-down of approximately $0.9 million for licenses, and a write-down of approximately $0.2 million for noncompete agreements. We determined the fair value of the impaired assets at a facility primarily based on a valuation of future cash flows. We wrote these assets down to zero, or their estimated fair value, based on expected negative future operating cash flows of these facilities in future years.

In the fourth quarter of 2002, we examined all of our facilities for impairment, as both continuing losses at certain facilities and the substantial decline in our stock price during the last six months of 2002 indicated that numerous triggering events had occurred. As a result of this analysis, we recognized an impairment charge to reduce other intangibles to fair value for certain operating facilities of approximately $19.3 million under the provisions of FASB Statement No. 144. This impairment charge related to intangibles consisted of a write-down of approximately $0.8 million for certificates of need, a write-down of approximately $13.3 million for licenses, a write-down of approximately $1.8 million for noncompete agreements, and a write-down of approximately $3.4 million for management agreements. We determined the fair value of the impaired assets at a facility primarily based on the discounted future cash flows of these facilities using an average weighted average discount rate of 10.5%.

8.	Investment in and Advances to Nonconsolidated Affiliates:

Investment in and advances to nonconsolidated affiliates represents our investment in 66 partially-owned subsidiaries, of which approximately 62 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of our subsidiaries is a general or limited partner, managing member, or venturer, as applicable. We do not control these affiliates, but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from less than 1 percent to 61 percent. HealthSouth’s investment in these affiliates is an integral part of our operations. We account for these investments using the cost and equity methods of accounting. Our investments consist of the following (in thousands):

	As of December 31,
	2004	2003
Equity method investments:
Capital contributions, loans, and advances	$34,116	$33,877
Cumulative share of income	126,925	116,976
Cumulative share of distributions	(121,109)	(104,080)

	39,932	46,773
Cost method investments:
Capital contributions, net of partnership distributions and impairments	1,113	2,780

Total investments in and advances to nonconsolidated affiliates	$41,045	$49,553

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following summarizes the combined assets, liabilities, and equity and the combined results of operations of our equity method affiliates (on a 100% basis, in thousands):

	As of December 31,
	2004	2003
Assets-
Current	$34,628	$41,835
Non-current	112,154	78,248

Total assets	$146,782	$120,083

Liabilities and equity-
Current liabilities	$19,202	$7,048
Due to affiliates	—	90
Non-current	12,716	21,483
Partners’ capital and shareholders’ equity-
HealthSouth	39,932	46,773
Outside parties	74,932	44,689

Total liabilities and equity	$146,782	$120,083

Condensed statements of operations (in thousands):

	For the year ended December 31,
	2004	2003	2002
Net operating revenues	$119,672	$106,685	$121,688
Operating expenses	(84,847)	(63,155)	(85,644)
Income from continuing operations	34,825	43,530	36,044
Net income	$34,156	$35,510	$31,250

Source Medical-

In 2001, we established Source Medical Solutions Inc. (“Source Medical”) to continue development and allow commercial marketing of a wireless clinical documentation system originally developed by HealthSouth. This proprietary software was referred to internally as “HCAP” and was later marketed by Source Medical under the name “Therapy Source.” Subsequent to the incorporation of Source Medical by HealthSouth, we acquired 3,932,500 shares of Source Medical’s common stock for a total purchase price of approximately $393,000 (“initial investment”). At the time of our initial investment, certain of our directors, executive officers, and employees also purchased shares of Source Medical’s common stock for a total purchase price of approximately $600,000. As of December 31, 2001, we reduced the carrying amount of our investment to zero.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

In connection with one of Source Medical’s acquisitions during 2001, HealthSouth guaranteed certain contingent payment obligations of Source Medical to the sellers of $6 million. In addition, during 2002 Source Medical borrowed $5 million for working capital from an unrelated third-party financial institution. HealthSouth guaranteed the loan. In March 2003, the loan was called, and we were required to pay $5.1 million to repay the loan, including interest, on behalf of Source Medical. We have accrued $5.1 million as an uncollectible amount due from Source Medical. Total amounts advanced to Source Medical to continue to develop HCAP, to fund other operations and acquisitions, and amounts incurred related to guarantees are as follows (in thousands):

For the year ended December 31,	Total expensed	HCAP software development	Impairment of notes receivable	Guarantees
2004	$5,286	$5,286	$—	$—
2003	11,806	11,806	—	—
2002	36,636	25,277	6,312	5,047

Total	$53,728	$42,369	$6,312	$5,047

During 2003, the majority of the original loans and advances to Source Medical that we impaired in 2001 and 2000 were legally forgiven by HealthSouth to facilitate Source Medical’s recapitalization efforts. HealthSouth’s ownership percentage has been diluted to approximately 7% of the outstanding common stock of Source Medical. HealthSouth continues to lease HCAP software from Source Medical for approximately $4.2 million annually and is one of Source Medical’s primary customers. HealthSouth retains two seats on Source Medical’s board of directors.

MedCenterDirect.Com, Inc.-

In 1999, we acquired 6,390,583 shares of Series A Preferred Stock of MedCenterDirect.com, Inc. (“MCD”) for a total purchase price of approximately $2.2 million. At the time of our initial investment, certain of our directors, executive officers, and employees also purchased shares of MCD’s Series A Preferred Stock. Charles W. Newhall III, a former HealthSouth director, served on MCD’s board of directors.

Until November 2002, MCD purchased equipment and supplies from third-party vendors for resale, and we paid MCD 105% of its cost for the purchase of equipment and supplies purchased through MCD, with the 5% margin intended to compensate MCD for the use of its software and inventory management services. Beginning in November 2002, we began paying MCD a flat annual fee (equal to $5 million for the first year of the arrangement, payable in equal monthly installments, and declining thereafter) for the use of its software and systems, and we resumed paying equipment and supply vendors directly. We were MCD’s primary customer.

Equipment and pharmaceutical supplies purchased from MCD were as follows (in thousands):

Amount
2004	$—
2003	2,082
2002	89,359

As of December 31, 2000, indicators were present that we would not recover our investment, and we reduced the carrying value of the investment to $0. We also provided a guarantee for $20 million of MCD’s debt to UBS Warburg in 2001. In 2002, we advanced approximately $9.2 million to MCD in the form of a loan, which is included in Due from related parties in our consolidated balance sheet as of December 31, 2002.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

During 2003, UBS called its loan to MCD. We recognized a liability of approximately $20.0 million under the terms of the guarantee as of December 31, 2003, but have not paid the amounts due under the terms of the guarantee to UBS Warburg as of December 31, 2004. We also fully reserved the note receivable of approximately $9.2 million as of December 31, 2003.

Bridge Medical, Inc.-

From 1999 through 2001, we invested approximately $1.2 million in Bridge Medical, Inc., a privately held software company. We owned less than 2% of the capital stock of the company. As of December 31, 2001, indicators were present that our investment was impaired, and we reduced the carrying value to approximately $0.3 million. Bridge Medical was acquired by AmerisourceBergen Corporation in January 2003. In April 2003, we sold our stock in AmerisourceBergen for approximately $0.4 million and recognized a gain of approximately $0.1 million, which is included in (Gain) loss on sale of investments in our consolidated statements of operations for the year ended December 31, 2003.

CMS Capital Ventures, Inc.-

In 1998, we entered into a recapitalization agreement with CMS Capital Ventures, Inc. (a wholly-owned subsidiary of HealthSouth) (“CMSCV”), CompHealth, Inc. (a wholly-owned subsidiary of CMSCV), and certain other parties, whereby CMSCV purchased 85% of our interest in CMSCV. As a result of the recapitalization, we retained approximately 15% of the outstanding capital stock of CMSCV with a carrying value of $1.5 million and received net proceeds of approximately $34.1 million. In connection with this recapitalization, certain investors purchased capital stock of CMSCV, including affiliates of Acacia Venture Partners (“Acacia”) and New Enterprise Associates. C. Sage Givens, Michael D. Martin, and Charles W. Newhall III, former directors of the Company, were also CMSCV directors. From 2002 through 2004, HealthSouth purchased services from CompHealth, Inc., CMSCV’s wholly-owned subsidiary, in the following amounts (in thousands):

Amount
2004	$578
2003	523
2002	844

In 2003, we sold our remaining interests in CMSCV for approximately $16.0 million and recognized a gain of approximately $14.5 million.

J. Sports and Entertainment, LLC-

In 2002, we acquired approximately 40% of the membership interests of J. Sports Entertainment, LLC (“J. Sports”). At J. Sports’ request, we advanced a total of $1.25 million to J. Sports and were a guarantor on one or more letters of credit issued by SunTrust Bank for the benefit of iN Demand L.L.C. On October 15, 2002, J. Sports entered into a transaction to sell all of its assets of JSE Acquisition Company, LLC. Simultaneously with that transaction, we agreed to sell all of our membership interests in J. Sports to J. Sports for a total purchase price of $100 and to release J. Sports from any indebtedness to us or liability to us under the various letters of credit. As part of that transaction, we retained 5% of the membership interest of JSE Acquisition Company. We recognized a loss of $1.25 million relating to our investment in and advances to J. Sports.

Montagu Newhall Global Partners-

From 2001 through 2003, we invested approximately $1.8 million in Montagu Newhall Global Partners, L.P. (“Montagu Newhall”). Montagu Newhall is a venture capital fund that was co-founded by C. Ashton

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Newhall, the son of Charles W. Newhall III. In addition, Mr. Charles Newhall III acted on the Advisory Board and the Investment Committee of Montagu Newhall. In 2003, we sold our investment in Montagu Newhall for approximately $0.2 million and realized a net loss of approximately $1.6 million.

OrthoRx-

In 2002, we invested a total of approximately $4.5 million in OrthoRx, Inc. (“OrthoRx”), which was a joint venture between HealthSouth and Orthofix International N.V. As of December 31, 2002, we owned approximately 48% of the outstanding capital stock of OrthoRx. Richard M. Scrushy, Weston L. Smith, a former chief financial officer of HealthSouth, and William G. Hicks, a former employee of HealthSouth, were also investors in OrthoRx. As part of the initial financing, Mr. Hicks and Larry D. Taylor, a former employee of HealthSouth, became OrthoRx directors. The carrying value of this investment was reduced to approximately $2.2 million as of December 31, 2002. In 2003, we invested an additional amount of approximately $0.4 million in OrthoRx. In June 2003, we sold our ownership in OrthoRx to an unrelated financial buyer for approximately $3.1 million and realized a net gain of approximately $0.6 million. Services purchased from and amounts due to OrthoRx were not material during the three-year period ended December 31, 2004.

Pathology Partners-

From 1998 through 2003, we invested approximately $3.2 million in Pathology Partners, Inc., a privately held pathology service company. As of December 31, 2002, we owned approximately 15.5% of the company on a fully diluted basis. William G. Hicks and James P. Bennett served as directors of Pathology Partners. In addition, as of December 31, 2002, the following related parties were investors in Pathology Partners: James P. Bennett, Patrick A. Foster, William G. Hicks, Lawrence R. House, Michael D. Martin, and Richard M. Scrushy. In August 2003, we liquidated our investment for approximately $4.5 million and recognized a gain of approximately $1.3 million. Services purchased from and amounts due to Pathology Partners were not material during the three year period ended December 31, 2004.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9.	Long-term Debt:

Our long-term financing obligations outstanding consist of the following (in thousands):

	As of December 31,
	2004	2003
Advances under $1,250,000 revolving credit facility	$315,000	$315,000
Bonds payable-
3.250% Convertible Subordinated Debentures	—	344,150
6.875% Senior Notes due 2005	244,805	244,435
7.000% Senior Notes due 2008	248,383	247,844
10.750% Senior Subordinated Notes due 2008	318,034	317,785
8.500% Senior Notes due 2008	343,000	343,000
8.375% Senior Notes due 2011	347,272	347,208
7.375% Senior Notes due 2006	180,300	180,300
7.625% Senior Notes due 2012	903,744	903,006
6.500% Convertible Subordinated Debentures due 2011	6,311	6,311
8.750% Convertible Subordinated Notes due 2015	11,573	14,447
10.375% Senior Subordinated Credit Agreement due 2011	329,189	—
Hospital revenue bond	1,500	2,400
Notes payable to banks and others at interest rates from 2.4% to 12.9%	12,988	21,501
Noncompete agreements	1,930	4,435
Capital lease obligations	246,622	229,212

	3,510,651	3,521,034
Less current portion	(281,478)	(393,602)

Long-term debt, less current portion	$3,229,173	$3,127,432

Scheduled payments due on long-term debt for the next five years and thereafter follow (in thousands):

Year ending December 31,	Amount
2005	$281,478
2006	206,751
2007	277,822
2008	687,956
2009	1,281,543
Thereafter	775,101

Total	$3,510,651

The following table provides information regarding our Interest expense and amortization of debt discounts and fees presented in our consolidated statements of operations (in thousands):

	For the year ended December 31,
	2004	2003	2002
Interest expense	$283,814	$260,234	$245,449
Amortization of debt discount	3,641	1,455	1,184
Amortization of consent fees/bond issue costs	15,919	4,098	5,763
Amortization of loan fees	2,278	2,278	2,253

	$305,652	$268,065	$254,649

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Revolving Credit Facilities-

We had a $1.75 billion revolving credit facility with Bank of America, N.A. (“Bank of America”) and other participating banks (the “1998 Credit Agreement”). Interest on the 1998 Credit Agreement was paid based on the London Interbank Offered Rate (“LIBOR”) plus a predetermined margin, a base rate, or competitively bid rates from the participating banks. We were required to pay a fee on the unused portion of the revolving credit facility ranging from 0.09% to 0.25%, depending on certain defined credit ratings. We recognized a loss of approximately $2.3 million in the second quarter of 2002 related to the write-off of the unamortized balance of loan fees on the 1998 Credit Agreement, which was terminated in June 2002.

On June 14, 2002, we entered into a five-year, $1.25 billion revolving credit facility (the “2002 Credit Agreement”), with JP Morgan Chase Bank, which serves as administrative agent, Wachovia Bank, N.A. (“Wachovia”), UBS Warburg LLC, Scotiabanc, Inc., Deutsche Bank AG, and Bank of America, which replaced the 1998 Credit Agreement. Interest on the 2002 Credit Agreement is paid based on LIBOR plus a predetermined margin or base rate. We were required to pay a fee based on the unused portion of the revolving credit facility ranging from .275% to .500% depending on our debt ratings. At December 31, 2004, this rate was 0.5% and the total fees incurred for the years ended December 31, 2004, 2003 and 2002 were $1.2 million, $1.3 million, and $2.3 million, respectively. These fees are included in interest expense in the consolidated statements of operations. The principal amount is payable in full on June 14, 2007. The effective interest rate on the average outstanding balance under the 2002 Credit Agreement was 5.3% for the year ended December 31, 2004, compared to the average prime rate of 4.3% during the same period. Since March 2003, all borrowings under the 2002 Credit Agreement are priced at a default rate of prime plus 1%. The agreement contains affirmative and negative covenants including an Interest Expense Coverage Ratio of 2.50 to 1.00 and a Total Debt to Consolidated EBITDA (earnings before interest, taxes, and depreciation and amortization) Ratio of 3.50 to 1.00. As of December 31, 2004, we were not in compliance with those covenants. As of December 31, 2004, we have drawn $315 million under the 2002 Credit Agreement.

In March 2003, our line of credit under the 2002 Credit Agreement was frozen. On March 27, 2003, we received notice that we were in default under the Credit Agreement. As a result, the lenders instituted a payment blockage which prohibited us from making the payments of principal and interest due to holders of the 3.25% Convertible Subordinated Debentures due on April 1, 2003. See Subsequent Events section of this disclosure below.

On April 2, 2003, we executed a Forbearance Agreement with our lenders under the 2002 Credit Agreement to May 1, 2003. When the Forbearance Agreement expired on May 1, 2003, HealthSouth continued discussions with the lenders under the 2002 Credit Agreement and representatives of certain beneficial owners of each issue of the Notes.

Subsequent Events-

On March 21, 2005, we entered into an amended and restated credit agreement (“Restated Credit Agreement”) with a consortium of financial institutions (collectively, the “Lenders”), JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (“JPMorgan”), Wachovia, as Syndication Agent, and Deutsche Bank Trust Company Americas, as Documentation Agent. The Restated Credit Agreement amends and restates the Credit Agreement dated as of June 14, 2002, as amended on August 20, 2002 (the “Original Credit Agreement”), among the Company, the lenders from time to time party thereto, JPMorgan, as Administrative Agent, Wachovia, as Syndication Agent, UBS Warburg LLC, as Co-documentation Agent, Scotiabanc, Inc., as Co-documentation Agent, Deutsche Bank AG, New York Branch, as Co-documentation Agent, and Bank of America, as Senior Managing Agent.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Pursuant to the Restated Credit Agreement, the Lenders converted $315 million in aggregate principal amount of the loans outstanding under the Original Credit Agreement into a senior secured term facility which will mature on June 14, 2007 (the “Senior Term Loans”). Such maturity date for the Senior Term Loans, however, will automatically be extended to March 21, 2010 in the event that (a) such extension becomes permitted under the Company’s Senior Subordinated Credit Agreement (as defined in the Restated Credit Agreement) or (b) such Senior Subordinated Credit Agreement ceases to be in effect. No portion of the Senior Term Loans that are repaid may be reborrowed. The Senior Term Loans amortize in quarterly installments, commencing with the quarter ending on September 30, 2005, equal to 0.25% of the original principal amount thereof, with the balance payable upon the final maturity. Until we obtain ratings from Moody’s and S&P, the Senior Term Loans bear interest, at our option, at a rate of (a) LIBOR (adjusted for statutory reserve requirements) plus 2.50% or (b) 1.50% plus the higher of (x) the Federal Funds Rate plus 0.50% and (y) JPMorgan’s prime rate. After we obtain such ratings, the Senior Term Loans will bear interest, at our option, (a) at a rate of LIBOR (adjusted for statutory reserve requirements) plus a spread ranging from 2.00% to 2.50%, depending on our ratings with such institutions or (b) at a rate of a spread ranging from 1.00% to 1.50%, depending on our ratings with such institutions, plus the higher of (x) the Federal Funds Rate plus 0.50% and (y) JPMorgan’s prime rate.

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

The Revolving Facility accrued interest at our option, at a rate of (a) LIBOR (adjusted for statutory reserve requirements) plus 2.75% or (b) 1.75% plus the higher of (x) the Federal Funds Rate plus 0.50% and (y) JPMorgan’s prime rate to the date we filed these audited consolidated financial statements with the SEC for the year ended December 31, 2004. After this filing, the interest rates and commitment fees on the Revolving Facility will be determined based upon our ratio of (a) consolidated total indebtedness minus the amount by which the unrestricted cash and cash equivalents on such date exceed $50 million to (b) our adjusted consolidated EBITDA, as defined in the agreement, for the period of four consecutive fiscal quarters ending on or most recently prior to such date (the “Net Leverage Ratio”). During such period, the Revolving Facility will bear interest, at our option, (a) at a rate of LIBOR (adjusted for statutory reserve requirements) plus a spread ranging from 1.75% to 2.75%, depending on the Net Leverage Ratio or (b) at a rate of a spread ranging from 0.75% to 1.75%, depending on the Net Leverage Ratio, plus the higher of (x) the Federal Funds Rate plus 0.50% and (y) JPMorgan’s prime rate.

We were subject to commitment fees of 0.75% per annum on the daily amount of the unutilized commitments under the Revolving Facility to the date we filed these audited consolidated financial statements with the SEC for the year ended December 31, 2004. After such filing, the commitment fees will range between 0.50% and 0.75%, depending on the Net Leverage Ratio.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Pursuant to a Collateral and Guarantee Agreement, dated as of March 21, 2005, between the Company and JPMorgan, our obligations under the Restated Credit Agreement are secured (a) by substantially all of the assets of HealthSouth and (b) from and after the date on which the Restrictive Indentures (as defined in the Restated Credit Agreement) and the Senior Subordinated Credit Agreement permit the obligations (or an amount thereof) to be guaranteed by or secured by the assets of existing and subsequently acquired or organized subsidiaries of HealthSouth by substantially all of the assets of such subsidiaries.

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

As a result of the Restated Credit Agreement, we have classified $313.4 million and $315.0 million of loans outstanding as long-term in the accompanying consolidated balance sheets as of December 31, 2004 and 2003, respectively.

Bonds Payable-

3.25% Convertible Debentures-

On March 20, 1998, we issued $500 million in 3.25% Convertible Subordinated Debentures due 2003 (the “3.25% Convertible Debentures”) in a private placement. An additional $67.75 million principal amount of the 3.25% Convertible Debentures was issued on March 31, 1998 to cover underwriters’ overallotments. Interest was payable on April 1 and October 1. The 3.25% Convertible Debentures were convertible into common stock of HealthSouth at the option of the holder at a conversion price of $36.625 per share. The conversion price was subject to adjustment upon the occurrence of (a) a subdivision, combination or reclassification of outstanding shares of common stock, (b) the payment of a stock dividend or stock distribution on any shares of HealthSouth’s capital stock, (c) the issuance of rights or warrants to all holders of common stock entitling them to purchase shares of common stock at less than the current market price, or (d) the payment of certain other distributions with respect to HealthSouth’s common stock. In addition, the Company may, from time to time, lower the conversion price for periods of not less than 20 days, at its discretion. We used the net proceeds from the issuance of the 3.25% Convertible Debentures to pay down indebtedness outstanding under our then-existing credit facilities.

On January 16, 2004, we repaid our 3.25% Convertible Debentures which were due April 1, 2003, from the net proceeds of a loan arranged by Credit Suisse First Boston. This senior subordinated term loan has an interest rate of 10.375% per annum, payable quarterly, with a seven-year maturity, callable after the third year with a premium. We also issued warrants to the lender to purchase ten million shares of our common stock. Each warrant has a term of ten years from the date of issuance and an exercise price of $6.50 per share.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

We accounted for these warrants under the guidance provided in APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. APB Opinion No. 14 requires that separate amounts attributable to the debt and the purchase warrants be computed and accounting recognition be given to each component. We based our allocation to each component on the relative market value of the two components at the time of issuance. The portion allocable to the warrants was accounted for as additional paid in capital.

6.875% and 7.000% Senior Notes-

On June 22, 1998, we issued $250 million in 6.875% Senior Notes due 2005 and $250 million in 7.000% Senior Notes due 2008 (collectively, the “1998 Senior Notes”). Due to discounts and financing costs, the effective interest rate on the 6.875% Senior Notes is 7.1%, while the effective interest rate is 7.3% on the 7.000% Senior Notes. Interest is payable on June 15 and December 15. The 1998 Senior Notes are unsecured and unsubordinated. We used the net proceeds from the issuance of the 1998 Senior Notes to pay down indebtedness outstanding under our then-existing credit facilities. The 1998 Senior Notes mature on June 15, 2005 and June 15, 2008, respectively. We may redeem the 1998 Senior Notes, in whole or in part, at our option, and at any time at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued interest. The indenture contains affirmative and negative covenants including limits on incurring indebtedness. In June 2004, we received consent of a majority of the principal amount of the holders to waive all alleged and potential defaults of these covenants. Each holder of the 7.000% Senior Notes shall have the right to require us to purchase all outstanding notes held by such holder on January 15, 2007 for a purchase price equal to 100% of the principal amount of such notes, plus accrued interest. See Subsequent Event section of this disclosure below.

10.750% Senior Subordinated Notes-

On September 25, 2000, we issued $350 million in 10.750% Senior Subordinated Notes due 2008 (the “10.750% Senior Notes”). Due to discounts and financing costs, the effective interest rate on the 10.750% Senior Notes is 11.4%. Interest is payable on April 1 and October 1. The 10.750% Senior Notes are senior subordinated obligations of HealthSouth and, as such, are subordinated to all existing and future senior indebtedness of HealthSouth, and also are effectively subordinated to all existing and future liabilities of our subsidiaries and partnerships. We used the net proceeds from the issuance of the 10.750% Notes to redeem our then-outstanding 9.500% Notes due 2001 and to pay down indebtedness outstanding under our then-existing credit facilities. The 10.750% Notes mature on October 1, 2008.

We may redeem the 10.750% Senior Notes, in whole or in part, at our option, from time to time, on or after October 1, 2004 at the following redemption prices (expressed in rates), together with accrued and unpaid interest and additional interest, if any, thereon to the Redemption Date, if redeemed during the twelve-month period commencing on October 1 of the year set forth below:

Year	Percentage
2004	105.375%
2005	103.583%
2006	101.792%
2007 and thereafter	100.000%

The indenture contains affirmative and negative covenants, including limits on incurring indebtedness and certain financial covenants. In May 2004, we received consent of a majority of the principal amount of the holders to waive all alleged and potential defaults of these covenants. See Subsequent Event section of this disclosure below.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8.500% Senior Notes-

On February 1, 2001, we issued $375 million in 8.500% Senior Notes due 2008 (the “8.500% Senior Notes”). Due to discounts and financing costs, the effective interest rate on the 8.500% Senior Notes is 9.0%. Interest is payable on February 1 and August 1. The 8.500% Senior Notes are unsecured and unsubordinated. We used the net proceeds from the issuance of the 8.500% Senior Notes to pay down indebtedness outstanding under our then-existing credit facilities. The 8.500% Senior Notes mature on February 1, 2008. We may redeem the 8.500% Senior Notes, in whole or in part, at our option, and at any time at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued interest. The indenture contains affirmative and negative covenants including limits on incurring indebtedness. In May 2004, we received consent of a majority of the principal amount of the holders to waive all alleged and potential defaults of these covenants. See Subsequent Event section of this disclosure below.

8.375% Senior Notes-

On September 28, 2001, we issued $400 million in 8.375% Senior Notes due 2011 (the “8.375% Senior Notes”). Due to discounts and financing costs, the effective interest rate on the 8.375% Senior Notes is 8.7%. Interest is payable on April 1 and October 1. The 8.375% Senior Notes are unsecured and unsubordinated. We used the net proceeds from the issuance of the 8.375% Senior Notes to pay down indebtedness outstanding under our then-existing credit facilities. The 8.375% Senior Notes mature on October 1, 2011. The indenture contains affirmative and negative covenants including limits on incurring indebtedness. We may redeem the 8.375% Senior Notes, in whole or in part, at our option, and at any time at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus any applicable premium plus accrued interest. In June 2004, we received consent of a majority of the principal amount of the holders to waive all alleged and potential defaults of these covenants. Each holder of the 8.375% Senior Notes shall have the right to require us to purchase all outstanding notes held by such holder on January 2, 2009 for a purchase price equal to 100% of the principal amount of such notes, plus accrued interest. See Subsequent Event section of this disclosure below.

7.375% Senior Notes-

On September 28, 2001, we issued $200 million in 7.375% Senior Notes due 2006 (the “7.375% Senior Notes”). Due to discounts and financing costs, the effective interest rate on the 7.375% Senior Notes was 7.7%. Interest is payable on April 1 and October 1. The 7.375% Notes are unsecured and unsubordinated. We used the net proceeds from the issuance of the 7.375% Senior Notes to pay down indebtedness outstanding under our then-existing credit facilities. The 7.375% Senior Notes mature on October 1, 2006. We may redeem the 7.375% Senior Notes, in whole or in part, at our option, and at any time at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus any applicable premium plus accrued interest. The indenture contains affirmative and negative covenants including limits on incurring indebtedness. In June 2004, we received consent of a majority of the principal amount of the holders to waive all alleged and potential defaults of these covenants. See Subsequent Event section of this disclosure below.

7.625% Senior Notes-

On May 17, 2002, we issued $1 billion in 7.625% Senior Notes due 2012 at 99.3% of par value (the “7.625% Senior Notes”). Due to discounts and financing costs, the effective interest rate on the 7.625% Senior Notes was 8.0%. Interest is payable on June 1 and December 1. The 7.625% Senior Notes are unsecured and unsubordinated. We used the net proceeds from the issuance of the 7.625% Senior Notes to pay down indebtedness outstanding under our credit facilities and for other corporate purposes. The 7.625% Senior Notes mature on June 1, 2012. We may redeem the 7.625% Senior Notes, in whole or in part, at our option, and at any

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

time at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus any applicable premium plus accrued interest. The indenture contains affirmative and negative covenants including limits on incurring indebtedness. In June, 2004, we received consent of a majority of the principal amount of the holders to waive all alleged and potential defaults of these covenants. Each holder of the 7.625% Senior Notes shall have the right to require us to purchase all outstanding notes held by such holder on January 2, 2009 for a purchase price equal to 100% of the principal amount of such notes, plus accrued interest. See Subsequent Event section of this disclosure below.

6.500% Convertible Subordinated Debentures-

Effective October 29, 1997, the Company acquired the obligor of $30 million par value 6.500% Convertible Subordinated Debentures due 2011 (the “6.500% Convertible Subordinated Debentures”) as part of the Horizon/CMS Healthcare Corporation acquisition. Due to financing costs, the effective interest rate on the 6.500% Convertible Subordinated Debentures was 6.7%. Interest is payable on June 15 and December 15. The 6.500% Convertible Subordinated Debentures are convertible into common stock of HealthSouth at the option of the holder at a conversion price of $82.19 per share. The conversion price is subject to adjustment upon the occurrence of (a) a subdivision, combination or reclassification of outstanding shares of common stock, (b) the payment of a stock dividend or stock distribution on any shares of HealthSouth’s capital stock, (c) the issuance of rights or warrants to all holders of common stock entitling them to purchase shares of common stock at less than the current market price, or (d) the payment of certain other distributions with respect to HealthSouth’s common stock. We may redeem the 6.500% Convertible Subordinated Debentures, in whole or in part, at our option, and at any time at a redemption price equal to 100% of their principal amount to be redeemed plus any applicable interest.

8.750% Convertible Senior Subordinated Notes-

Effective October 29, 1997, the Company acquired the obligor of $25 million par value 8.750% Convertible Senior Subordinated Notes due 2015 (the “8.750% Convertible Subordinated Debentures”) as part of the Horizon/CMS Healthcare Corporation acquisition. Due to financing costs, the effective interest rate on the 8.750% Convertible Subordinated Debentures was 9.1%. Interest is payable on April 1 and October 1. The Debentures provide for an annual sinking fund payment equal to 5% of the aggregate principal amount originally issued. The sinking fund is paid annually, commencing April 1, 2000. The 8.750% Convertible Debentures are convertible into common stock of HealthSouth at the option of the holder at a conversion price of $64.03 per share. The conversion price is subject to adjustment upon the occurrence of (a) a subdivision, combination or reclassification of outstanding shares of common stock, (b) the payment of a stock dividend or stock distribution on any shares of HealthSouth’s capital stock, (c) the issuance of rights or warrants to holders of common stock entitling them to purchase shares of common stock at less than the current market price, or (d) the payment of certain other distributions with respect to HealthSouth’s common stock. We may redeem the 8.750% Convertible Subordinated Debentures, in whole or in part, at our option, and at any time at a redemption price equal to 100% of their principal amount to be redeemed plus any applicable interest.

10.375% Senior Subordinated Credit Agreement-

As discussed earlier in this note, on January 16, 2004, we issued $355.0 million in a senior subordinated term loan arranged by Credit Suisse First Boston. This loan has an interest rate of 10.375% per annum, payable quarterly, with a seven-year maturity and is callable after the third year with a premium. Due to discounts and financing costs, the effective interest rate is 12.8%. We also issued warrants to the lender to purchase ten million shares of our common stock. Each warrant has a term of ten years from the date of issuance and an exercise price of $6.50 per share. This agreement contains affirmative and negative covenants including limitations on additional indebtedness by HealthSouth and limitations on asset sales.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Subsequent Event-

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

2004 Consent Solicitation-

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

On June 24, 2004, we announced that we had closed all of our consent solicitations for our outstanding public debt. In connection with the consummation of the consent solicitations, we executed (a) the First Supplemental Indenture, dated as of June 24, 2004 (the “6.875% Supplemental Indenture”), to the Indenture, dated as of June 22, 1998, between us and Wilmington Trust Company, as successor trustee to PNC Bank, National Association, governing our 6.875% Senior Notes due 2005; (b) the Second Supplemental Indenture, dated as of June 24, 2004 (the “7.375% Supplemental Indenture”), to the Indenture, dated as of September 28, 2001, between us and Wilmington Trust Company, as successor trustee to National City Bank, governing our 7.375% Senior Notes due 2006; (c) the First Supplemental Indenture, dated as of June 24, 2004 (the “7.000% Supplemental Indenture”), to the Indenture, dated as of June 22, 1998, between us and Wilmington Trust Company, as successor trustee to PNC Bank, National Association, governing our 7.000% Senior Notes due 2008; (d) the Second Supplemental Indenture, dated as of June 24, 2004 (the “8.375% Supplemental Indenture”), to the Indenture, dated as of September 28, 2001, between us and Wilmington Trust Company, as successor trustee to National City Bank, governing our 8.375% Senior Notes due 2011 and Amended and Restated Notes in substantially the form in the Exhibits to the 8.375% Supplemental Indenture and (e) the First Supplemental Indenture, dated as of June 24, 2004 (the “7.625% Supplemental Indenture”), to the Indenture, dated as of May 22, 2002, between us and The Bank of Nova Scotia Trust Company of New York, as trustee, governing our 7.625% Senior Notes due 2012 and Amended and Restated Notes in substantially the form in the Exhibits to the 7.625% Supplemental Indenture. The total consent fees paid for all of our debt issues, including the previously completed consent solicitations for our 10.75% Senior Subordinated Notes and our 8.50% Senior Notes due 2008, was approximately $80 million, which we will amortize to interest expense over the remaining term of the debt.

The indentures governing our public indebtedness contain covenants that require us to file, on a timely basis, all reports required to be filed for periods on or after December 31, 2005. If we are unable to file our periodic reports on a timely basis beginning in 2006, and are unable to file the required reports within the designated cure period, and if the requisite bondholders elect to treat such a technical default as an “Event of Default” under the indentures, our business, results of operations, and cash flows could be materially adversely affected. Our amended and restated credit agreement, senior subordinated credit agreement, and term loan agreement contain similar requirements.

Loan Waivers-

Certain trends in our business, including declining revenues resulting from the 75% Rule, acute care volume weakness, recent IRF-PPS changes, and continued weakness in our surgery centers division, could make it difficult for us to meet certain financial covenants—particularly relating to debt coverage ratios—contained in our amended and restated credit agreement, senior subordinated credit agreement, and term loan agreement. Although we are in compliance with these covenants as of the filing of this annual report and believe we will be in compliance with these as of December 31, 2005, we believe that at some point in 2006, we may be in jeopardy of violating certain financial covenants. If we were to violate these covenants and were unable to obtain waivers of such violations or otherwise arrange financing with amended debt coverage ratios, our business, results of operations, and cash flows could be materially and adversely affected. We will, of course, continue to monitor our compliance with all of our debt covenants and, if we feel that we are likely to violate any covenant, we will seek to obtain the necessary relief.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Hospital Revenue Bond-

We have one Hospital Revenue Bond that was issued in 1993 for $20 million maturing in December 2014. The purpose of the bond was to help finance the construction and improvements to the Vanderbilt Stallworth Rehabilitation Hospital. The bond has a variable interest rate (effective interest rate at December 31, 2004 was 2.0%) with required semiannual redemptions of $500,000. The outstanding balance for the Hospital Revenue Bonds at December 31, 2004 was $1.5 million.

We may redeem the Hospital Revenue Bonds, in whole or in part, at our option, and at any time at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus any applicable interest, provided that any such redemption in part shall be in a minimum principal amount of $100,000.

Notes Payable to Banks and Others-

We have numerous notes payable agreements outstanding. These agreements are used for various purposes such as equipment purchases, real estate purchases, and repurchases of limited partner interests. The terms on these notes vary by agreement, but range in length from 12 to 300 months. Most of the agreements have fixed interest rates ranging from 2.4% to 12.9%. In the case of equipment and real estate purchases, the notes are collateralized by the specific purchased equipment or real estate. The limited partner interests repurchased do not secure these notes.

Some of these agreements are subject to certain financial, positive, and negative covenants. For the periods covered by this filing, we were sometimes not in compliance with certain covenants. In all cases where we were not in compliance, we classified the debt as current.

Noncompete Agreements-

Noncompete agreements range in length from 24 to 144 months. The noncompete agreements have no stated interest rate and are recorded at a discounted rate. The discount rate applied is based on our revolving credit facility interest rate and ranges from 2.1% to 7.1%.

Capital Lease Obligations-

We engage in a significant number of leasing transactions including real estate, medical equipment, computer equipment, and other equipment utilized in operations. Certain leases that meet the lease capitalization criteria in accordance with FASB Statement No. 13 have been recorded as an asset and liability at the net present value of the minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments generally ranged from 4.0% to 14.2% based on our incremental borrowing rate at the inception of the lease. Our leasing transactions have included arrangements for equipment with major equipment finance companies and manufacturers who retain ownership in the equipment during the term of the lease and with a variety of both small and large real estate owners.

Interest Rate Swap Agreement-

In the second quarter of 2002, we entered into an interest rate swap agreement with Bank of America. The arrangement was terminated in the third quarter of 2002 and resulted in a gain of $23.0 million, which is included in (Gain) loss on sale of investments in the accompanying consolidated statement of operations for the year ended December 31, 2002.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10.	Asset Retirement Obligation:

The following is an analysis of our asset retirement obligation for the year ended December 31, 2004 and 2003 (in thousands):

Amount
Asset retirement obligation as of January 1, 2003	$4,234
Liability accrued upon capital expenditures	110
Liability settled	(430)
Accretion of discount	165

Asset retirement obligation as of December 31, 2003	4,079
Liability accrued upon capital expenditures	136
Liability settled	(289)
Accretion of discount	160

Asset retirement obligation as of December 31, 2004	$4,086

Exclusive of assets disposed of during 2002, if we had adopted FASB Statement No. 143 as of January 1, 2002, we estimate that the asset retirement obligation at that date would have been $4.3 million, based on the same assumptions used in the calculation of the obligation at January 1, 2003. The estimated pro forma effect of a hypothetical January 1, 2002 adoption of FASB Statement No. 143 on the consolidated net loss and loss per share for the year ended December 31, 2002 is not material.

11.	Shareholders’ Deficit:

Common Stock Warrants-

In connection with the repayment of our 3.25% Convertible Debentures on January 16, 2004, we also issued warrants to the lender to purchase ten million shares of our common stock. Each warrant has a term of ten years from the date of issuance and an exercise price of $6.50 per share. See also Note 9, Long-term Debt.

Employee Stock Benefit Plan-

In 1991, we established our ESOP, which is a retirement plan intended to qualify under sections 401(a) and 4975(e)(7) of the Internal Revenue Service (“IRS”) Code. The ESOP is open to all of our full-time and part-time employees who are over the age of 21, have one full year of service with the company and have at least 1,000 hours of service in the year in which they begin participation in the ESOP on the next January 1 or July 1 after the date on which such employee satisfies the conditions mentioned above.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

We recognize compensation expense based on the shares allocated method. We recognized compensation expense related to the ESOP of approximately $1.1 million in 2002. No compensation expense was recognized in 2004 or 2003. Interest earned on the ESOP Loans was approximately $118,000 in 2002. As of December 31, 2004, all shares held by the ESOP have been allocated to participants.

See Note 22, Contingencies and Other Commitments, for information regarding ERISA litigation associated with the ESOP.

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

1999 Executive Equity Loan Plan-

In May 1999, HealthSouth established the 1999 Executive Equity Loan Plan (the “Loan Plan”) for the Company’s executives and other key employees of the Company and its subsidiaries. Under this plan, the Audit and Compensation Committee of the Board of Directors may approve loans to executives and key employees of HealthSouth to purchase HealthSouth common stock. The proceeds of Loans may be used only for purchases of HealthSouth common stock in open-market transactions, block trades or negotiated transactions. Such purchases must be effected through a broker approved by the Company. The maximum aggregate principal amount of loans outstanding under the Loan Plan may not exceed $50 million. Plan Loans are secured by a pledge of all of the shares of HealthSouth common stock purchased with the proceeds thereof (“Loan Shares”), pursuant to which the participant shall grant the Company a first priority lien on and security interest in the Loan Shares. The proceeds from any such sale must be used to repay a percentage of the principal amount of the Loan equal to the percentage of Loan Shares sold, less any amounts withheld for taxes (the “Mandatory Prepayment Amount”). Any proceeds in excess of the Mandatory Prepayment Amount shall be retained by the participant.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

The judgment ordered Mr. Scrushy to pay on January 2, 2004 by transfer of cash or cash equivalents the sum of (a) $25.9 million (the “Judgment Amount”), (b) $0.7 million (the “Pre-Judgment Interest”), and (c) post-judgment interest of $2.4 million on the Judgment Amount. Upon receipt of those amounts, HealthSouth was ordered to return to Mr. Scrushy the 2,506,770 shares of HealthSouth common stock that he originally tendered to the Company.

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

Mr. Scrushy satisfied the full obligation of $29.0 million by paying $12.5 million cash in July 2005 and through his tender of common stock to the Company in 2002, as discussed above. The remaining $4.6 million represents legal fees paid by HealthSouth on behalf of Mr. Scrushy.

As of December 31, 2004 and 2003, we recognized the net amount due under the Scrushy Loan of approximately $13.7 million as a component of shareholders’ deficit. We recognized interest income of $3.0 million in 2004 related to this loan. Amounts due under the Executive Loan Program consisted of the following (in thousands):

	As of December 31,
	2004	2003
Richard M. Scrushy	$13,737	$13,737
David Fuller	119	119
Larry D. Taylor	116	116
Daniel J. Riviere	—	—

Total Notes receivable from shareholders, officers, management employees	$13,972	$13,972

Amounts due from Daniel J. Riviere approximate $1.2 million as of December 31, 2004. We fully reserved this amount in 2002 (see Note 22, Contingencies and Other Commitments). We deem all other amounts collectible.

12.	Comprehensive Loss:

Accumulated other comprehensive income (loss), net of income tax effect, consists of the following (in thousands):

	As of December 31,
	2004	2003
Foreign currency translation adjustment	$308	$(943)
Unrealized gain on available-for-sale securities	—	—

Total	$308	$(943)

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

A summary of the components of other comprehensive loss is as follows (thousands):

	For the year ended December 31,
	2004	2003	2002
Net change in foreign currency translation adjustment	$1,251	$(31)	$33
Net change in unrealized loss on available-for-sale securities:
Unrealized net holding loss arising during the year	—	—	(411)
Reclassification adjustment for gains included in net loss	—	(330)	(13)

Other comprehensive income adjustment, before income tax (expense) benefit	1,251	(361)	(391)
Income tax benefit	—	121	155

Net other comprehensive loss adjustments	$1,251	$(240)	$(236)

13.	Fair Value of Financial Instruments:

The following table presents the carrying amounts and estimated fair values of our financial instruments that are classified as long-term in our consolidated balance sheets (in thousands). The carrying value equals fair value for our financial instruments that are classified as current in our consolidated balance sheets. Hospital revenue bond and noncompete agreements approximate fair value because of the short-term maturity of these instruments. The carrying amounts of our 6.5% Convertible Subordinated Debentures, 8.75% Convertible Subordinated Notes, revolving credit facility, and notes payable to banks and others also approximate fair value due to various characteristics of these issues including short-term maturities, call features, and rates that are reflective of current market rates. For the remainder of our long-term debt, we determined the fair market value by using quoted market prices, when available, or discounted cash flows to calculate these fair values.

	As of December 31, 2004		As of December 31, 2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes receivable from shareholders, officers, and management employees	$13,972	$13,972	$13,972	$13,972
Long-term debt:
Advances under $1,250,000 revolving credit facility	$315,000	$315,000	$315,000	$315,000
3.250% Convertible Subordinated Debentures	—	—	344,150	344,150
10.375% Senior Subordinated Credit Agreement due 2011	329,189	361,696	—	—
6.875% Senior Notes due 2005	244,805	246,029	244,435	234,047
7.000% Senior Notes due 2008	248,383	250,867	247,844	231,542
10.750% Senior Subordinated Notes due 2008	318,034	333,140	317,785	300,307
8.500% Senior Notes due 2008	343,000	353,290	343,000	329,280
8.375% Senior Notes due 2011	347,272	355,086	347,208	328,161
7.375% Senior Notes due 2006	180,300	183,455	180,300	171,736
7.625% Senior Notes due 2012	903,744	899,226	903,006	844,801
6.500% Convertible Subordinated Debentures due 2011	6,311	6,311	6,311	6,311
8.750% Convertible Subordinated Notes due 2015	11,573	11,573	14,447	14,447
Notes payable to banks and others	12,988	12,988	21,501	21,501
Hospital revenue bond	1,500	1,500	2,400	2,400
Noncompete agreements	1,930	1,930	4,435	4,435
Financial commitments:
Letters of credit	$—	$105,634	$—	$99,237

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14.	Stock-Based Compensation:

Employee Stock-Based Compensation Plans-

As of December 31, 2004, the Company had outstanding options from the 1993, 1995, 1997, 1999, and 2002 Stock Option Plans and several other stock option plans assumed from various acquisitions that occurred in prior years, (collectively, the “Option Plans”). The Option Plans were designed to provide a performance incentive by issuing options to purchase shares of HealthSouth common stock to certain members of our board of directors, officers, and employees. The Option Plans provided for the granting of both incentive stock options and non-qualified stock options. The terms and conditions of the options, including exercise prices and the periods in which options are exercisable, generally were at the discretion of the Compensation and Stock Option Committee of the Board of Directors; however, no options were exercisable beyond approximately ten years from the date of grant and generally vested in periods of up to five years in monthly, quarterly or annual increments depending on the type of award granted. As of December 31, 2004, the number of authorized shares available to grant under each of the above plans is as follows (in thousands):

Authorized Shares
Plan
1993	—
1995	17,940
1997	2,295
1999	—
2002	4,015

Total authorized shares	24,250

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

Options exchanged under the Exchange Plan are accounted for under the variable method of accounting as defined in APB Opinion No. 25. We record a compensation charge or benefit for these options based on the

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

change in the intrinsic value of the options at each reporting period. We recorded a benefit of approximately $2.1 million for the year ended December 31, 2002. Due to the decrease in the value of our common stock, these options currently have no intrinsic value and all previously recorded compensation expense was reversed in 2002.

Restricted Stock Plan-

We can issue restricted common stock under the 1998 Restricted Stock Plan (the “Restricted Stock Plan”) to executives and key employees of HealthSouth. The terms of the Restricted Stock Plan called for up to 3,000,000 shares of common stock to be granted beginning in 1998 through 2008. Total grants under the Restricted Stock Plan through December 31, 2004 totaled 1,225,000 shares. There were no grants made in 2003 and 2002 and we granted 375,000 shares in 2004. The fair value of the shares granted in 2004 ranged from $3.95 to $6.00 per share and the shares cliff-vest after three years. Two of the employees who received awards in 2004 also left HealthSouth in 2004 and, accordingly, forfeited their 60,000 awards. As of December 31, 2004, 2,035,000 shares had not been awarded and were available for future grants. Deferred compensation related to unvested shares was $1.3 million at December 31, 2004.

Awards made under the 1998 plan are subject to either a three year or five year cliff vesting schedule. As of December 31, 2004, 175,000 shares had fully vested. We recognized compensation expense (benefit) under the Restricted Stock Plan, which is included in Salaries and benefits in the accompanying consolidated statements of operations, as follows (in thousands):

	For the year ended December 31,
	2004	2003	2002
Compensation expense (benefit)	$398	$(2,932)	$542

Pro forma information regarding net loss and loss per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FASB Statement No. 123. The fair values of the options granted during the years ended December 31, 2004, 2003, and 2002 have been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2004	2003	2002
Expected volatility	70.2%	70.0%	62.5%
Risk-free interest rate	3.0%	2.9%	4.1%
Expected life (years)	4.5	5.3	5.5
Dividend yield	0.0%	0.0%	0.0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Under the Black-Scholes option valuation model, the weighted average fair value per share of employee stock options granted during the years ended December 31, 2004, 2003, and 2002 were $2.58, $2.09, and $5.31, respectively.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

A summary of our stock option activity and related information is as follows (share information in thousands):

	Shares	Price per Share
		Range	Weighted Average
Balance, December 31, 2001	35,563	$3.38 - 28.06	$10.70
Granted	5,437	3.70 - 14.90	9.33
Exercised	(7,647)	3.38 - 13.88	4.07
Canceled	(617)	4.88 - 23.63	12.48

Balance, December 31, 2002	32,736	3.38 - 28.06	11.99
Granted	4,096	3.20 - 4.63	3.48
Exercised	(360)	3.38 - 3.78	3.66
Canceled	(19,135)	3.20 - 28.06	10.84

Balance, December 31, 2003	17,337	3.20 - 28.06	11.42
Granted	7,778	3.95 - 6.00	4.52
Exercised	(31)	4.28 - 4.88	4.86
Canceled	(8,137)	3.20 - 28.00	10.34

Balance, December 31, 2004	16,947	3.20 - 28.06	8.78

For various price ranges, weighted average characteristics of outstanding employee stock options at December 31, 2004 are as follows (in thousands, except per share amounts and years):

		Outstanding options		Exercisable options
Range of exercise prices	Shares	Remaining life (years)	Weighted average exercise price	Shares	Weighted average exercise price
$3.20 – 4.28	1,863	8.1	$3.72	674	$3.88
4.40 – 4.40	5,646	9.2	4.40	—	—
4.63 – 10.00	3,683	5.4	6.92	2,520	7.69
10.79 – 16.25	3,761	4.9	12.85	3,098	13.07
16.44 – 28.06	1,994	1.6	21.68	1,993	21.68

All	16,947	6.4	8.78	8,285	12.76

Non-Employee Stock-Based Compensation Plans-

In 1993, we adopted the 1993 Consultants Stock Option Plan to provide incentives to non-employee consultants who provide significant services to us. On February 1, 2002, we amended and restated this plan to increase the total number of shares covered by the plan to 4,500,000. The plan expired on February 25, 2003. All options outstanding at that date remain valid and must be held and exercised in accordance with the terms of the plan. All of these options must be exercised within ten years after they were granted, although they may be exercised at any time during this ten-year period. All of these options terminate automatically within three months after termination of association with us, unless such termination is by reason of death. In addition, the options may not be transferred, except pursuant to the terms of a valid will or applicable laws of descent and

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

distribution. As of December 31, 2004, there were 810,333 options outstanding. We recognized compensation expense under the 1993 Consultants Stock Option Plan, which is included in Salaries and benefits in the accompanying consolidated statements of operations as follows (in thousands):

	For the year ended December 31,
	2004	2003	2002
Compensation expense	$(460)	$—	$768

In 2004, the Special Committee of our board of directors (“Special Committee”) adopted the 2004 Director Incentive Plan to provide incentives to our non-employee members of the Special Committee. Up to 2,000,000 shares may be granted pursuant to the 2004 Director Incentive Plan. All awards are subject to a three year graded vesting period. We awarded a total of 93,057 shares under the 2004 Director Incentive Plan during 2004. Of the awarded shares, 22,591 were vested and issued, 45,170 were unvested and 25,296 were cancelled in 2004, prior to vesting. As of December 31, 2004, 1,932,239 shares had not been awarded and were available for future grants. We recognized compensation expense under the 2004 Director Incentive Plan, which is included in Salaries and benefits in the accompanying consolidated statements of operations as follows (in thousands):

	For the year ended December 31,
	2004	2003	2002
Compensation expense	$216	$—	$—

Subsequent Event—2005 Equity Incentive Plan

On November 17, 2005, upon recommendation of the Compensation Committee, the Special Committee also adopted the HealthSouth Corporation 2005 Equity Incentive Plan (the “Equity Plan”). The Equity Plan was adopted to replace the company’s 1995 Stock Option Plan, which recently expired. The Equity Plan provides for the grant of stock options, restricted stock, stock appreciation rights, deferred stock, and other stock-based awards (collectively, the “Awards”) to directors, executives, and other key employees of the company as determined by the board of directors or the Compensation Committee in accordance with the terms of the Equity Plan and evidenced by an award agreement with each participant.

The Equity Plan has a term of three years, unless terminated earlier by the Board. Any Awards outstanding under the Equity Plan at the time of its termination will remain in effect in accordance with their terms. The aggregate number of shares of common stock available for issuance under the Equity Plan is 22 million shares, subject to equitable adjustment upon a change in capitalization of the company or the occurrence of certain transactions affecting the common stock reserved for issuance under the Equity Plan. Any awards under the Equity Plan must have a purchase price or an exercise price not less than the fair market value of such shares of common stock on the date of grant. Unless otherwise determined by the Board or as provided in an award agreement, upon a Change in Control (as defined in the Equity Plan) of the company, the vesting of all outstanding awards will accelerate.

Notwithstanding the foregoing, no option may be exercised and no shares of stock may be issuable pursuant to other Awards under the Equity Plan until the company complies with its reporting and registration obligations under the federal securities laws, unless an exemption from registration is available with respect to such shares.

15.	Employee Benefit Plans:

Substantially all HealthSouth employees are eligible to enroll in HealthSouth sponsored healthcare plans, including coverage for medical, dental, and vision benefits. Our primary healthcare plans are national plans administered by third-party administrators. We are self-insured for these plans. During 2004, 2003, and 2002,

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

costs associated with these plans approximated $139 million, $137 million, and $120 million, respectively. We also sponsor certain regional plans inherited through various acquisitions over the past several years. These regional plans are fully insured.

We also provide basic life insurance equal to one times each eligible employee’s annual base salary amount at no cost to each employee. During 2004, 2003, and 2002, costs for premiums related to this employee benefit approximated $1.1 million, $1.2 million, and $1.2 million, respectively. Additional life insurance is available to full-time employees, but the premiums associated with any additional coverage is the responsibility of each employee. Employees may also purchase accidental death and dismemberment life insurance at their own expense.

HealthSouth also provides long-term disability insurance to each full-time employee at no cost. During 2004, 2003, and 2002, costs for premiums related to this employee benefit approximated $3.0 million, $2.2 million, and $2.3 million, respectively. Employees may purchase short-term disability coverage through HealthSouth, but all premiums are the responsibility of each applicable employee.

The HealthSouth Retirement Investment Plan is a qualified 401(k) savings plan. The plan allows eligible employees to contribute up to 100% of their pay on a pre-tax basis into their individual retirement account in the plan subject to the normal maximum limits set annually by the IRS. The company match is 15% of the first 4% of each participant’s elective deferrals. All contributions to the plan are in the form of cash. Employees who are at least 21 years of age and have completed 90 days of service with the company are eligible to participate in the plan. Employer contributions to each plan participant’s account vest gradually over a six-year service period. Participants are always fully vested in their own contributions.

Prior to July 1, 2002, employees were not eligible to participate in the plan until they completed one year of service with a minimum of 1,000 hours worked. Prior to January 1, 2003, vesting occurred over a seven-year service period.

Employer contributions to the HealthSouth Retirement Investment Plan approximated $3.3 million, $0.9 million, and $3.4 million in 2004, 2003, and 2002, respectively. In 2003, $2.3 million from the plan’s forfeiture account was used to fund the matching contributions in accordance with the terms of the plan.

In 2004, we adopted the 2004 Senior Management Bonus Program to reward senior management for performance based on a combination of corporate goals, divisional, or regional goals, and individual goals. The corporate goals are dependent upon the company meeting a pre-determined financial goal determined at the beginning of each year. The divisional or regional goals are determined in accordance with the specific plans agreed upon within the divisions. The individual goals, which are weighted according to importance and include some objectives common to all eligible persons, are determined between each participant and his or her immediate supervisor. The program applies to persons who join the company in, or are promoted to, senior management positions. For the year ended December 31, 2004, we paid approximately $6.2 million under the Senior Management Bonus Program.

Subsequent Events-

Key Executive Incentive Program

On November 17, 2005, the Special Committee approved, upon the recommendation of the Compensation Committee and our chief executive officer (who is not a participant), the HealthSouth Corporation Key Executive Incentive Program (the “Program”). The Program is a supplement to the company’s overall compensation program for executives and is intended to incentivize key senior executives with equity awards that vest and cash bonuses that are payable, in each case through January 2009.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Eight executive officers (each a “Key Executive” and, collectively, the “Key Executives”) are entitled to receive incentive awards under the Program. The eight Key Executives include the following named executive officers: Michael D. Snow, Executive Vice President and Chief Operating Officer; John L. Workman, Executive Vice President and Chief Financial Officer; Gregory L. Doody, Executive Vice President, General Counsel and Secretary; and John Markus, Executive Vice President and Chief Compliance Officer. All other Key Executives in the Program are also executive officers of the Company.

The Key Executives will receive approximately 50% of their awards in equity and 50% in cash, except that Messrs. Snow and Workman will receive 60% of their awards in equity and 40% in cash. The equity component will be comprised of approximately one-third stock options and two-thirds restricted stock.

The equity awards, which were made on November 17, 2005, were one-time special equity grants. These awards are separate from, and in addition to, the normal equity grants awarded in March and generally are equivalent to the Key Executive’s normal annual grant. The equity awards granted to the Key Executives who are named executive officers are as follows: Mr. Snow: 140,797 shares of restricted stock and 88,635 stock options; Mr. Workman: 119,617 shares of restricted stock and 75,301 stock options; Mr. Doody: 54,418 shares of restricted stock and 34,257 stock options; and Mr. Markus: 54,418 shares of restricted stock and 34,257 stock options. The stock options have an exercise price equal to $3.87 per share, the fair market value on the date of grant. The stock options and restricted stock will vest according to the following schedule: twenty-five percent in January 2007, twenty-five percent in January 2008, and the remaining fifty percent in January 2009.

The cash component of the award will be a one-time cash incentive payment payable twenty-five percent in January 2007, twenty-five percent in January 2008, and the remaining fifty percent in January 2009. This cash bonus will be equivalent to between approximately 80% and 110% of the Key Executive’s base salary. In order for each Key Executive to receive each installment of the cash award, he or she must be employed in good standing on a full-time basis at the time of each payment, and the company must have attained certain performance goals based on liquidity.

In order to implement the Program, the company intends to enter into individual award agreements with each of the Key Executives setting forth the terms and conditions of the awards consistent with the description above.

Change in Control Benefits Plan

On November 4, 2005, the Special Committee approved, upon the recommendation of the Compensation Committee, the HealthSouth Corporation Change in Control Benefits Plan (the “Change in Control Plan”). Amounts payable under the Change in Control Plan are in lieu of and not in addition to any other severance or termination payment under any other plan or agreement with HealthSouth. As a condition to receipt of any payment or benefits under the Change in Control Plan, participating employees, as designated by the Chief Executive Officer (each a “Participant” and, collectively, “Participants”) must enter into a Non-Solicitation, Non-Disclosure, Non-Disparagement and Release Agreement with HealthSouth.

Under the Change in Control Plan, Participants are divided into three different tiers as designated by the Compensation Committee. Tier 1 is comprised of certain executive officers of HealthSouth; Tier 2 is comprised of HealthSouth’s division presidents and certain other officers of HealthSouth; and Tier 3 will be comprised of officers of the company subsequently determined. Upon the occurrence of a Change in Control, each outstanding option to purchase common stock of HealthSouth held by Participants will become automatically vested and exercisable and (i) in the case of all options outstanding as of November 4, 2005, will remain exercisable until the later of the 15th day of the third month following the date at which, or December 31 of the calendar year in which, the option would have otherwise expired; and (ii) in the case of all options granted after November 4,

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2005, shall remain exercisable for a period of (x) three years in the case of a Tier 1 Participant, (y) two years in the case of a Tier 2 Participant or (z) one year in the case of a Tier 3 Participant, beyond the date at which the option would have otherwise expired. In addition, the vesting restrictions on all other awards relating to HealthSouth’s common stock held by a Participant will immediately lapse and will, in the case of restricted stock units and stock appreciation rights, become immediately payable.

In the event that a Participant’s employment is terminated either (i) by the Participant for Good Reason (as defined in the Change in Control Plan) or (ii) by HealthSouth without Cause (as defined in the Change in Control Plan) within twenty-four months following a Change in Control or within three months of a Potential Change in Control (as defined in the Change in Control Plan), then such Participant shall receive a lump sum severance payment in an amount equal to, for Tier 1 Participants, the sum of (x) the Participant’s highest annual salary in the three years preceding the termination date plus (y) the Participant’s highest target bonus for the year of termination or for the year in which the Change in Control occurred, whichever is larger (together, the “CIC Payment”) multiplied by 2.99. Tier 2 Participants will be entitled to receive two times the CIC Payment, and Tier 3 Participants will be entitled to receive an amount equal to the CIC Payment. Participants also will be entitled to receive a lump sum payment equal to all unused vacation time accrued by such Participant as of the termination date under HealthSouth’s vacation policy, plus all accrued but unpaid compensation earned by such Participant as of the termination date.

Following a termination upon a Change in Control, each Participant will continue to be covered by those benefit plans (excluding disability) maintained by HealthSouth under which the Participant was covered immediately prior to termination (the “Continued Benefits”). The Change in Control Plan provides that Continued Benefits are to be provided to Tier 1 Participants for thirty-six months, to Tier 2 Participants for twenty-four months, and to Tier 3 Participants for twelve months. HealthSouth’s obligation to provide Continued Benefits will cease if and when a Participant becomes employed by a third party that provides the Participant with substantially comparable health and welfare benefits.

16.	Discontinued Operations:

During 2004, 2003, and 2002, we closed 19 entities in our inpatient segment, 143 outpatient rehabilitation facilities, 11 surgery centers, 24 diagnostic centers, and 35 other facilities that meet the requirements of FASB Statement No. 144 to be reported as discontinued operations.

For the facilities closed in 2004, 2003, and 2002 that meet the requirements of FASB Statement No. 144, we reclassified our consolidated balance sheet for the year ended December 31, 2003 and our consolidated statements of operations for the years ended December 31, 2003 and 2002 to show the results of those closed facilities as discontinued operations. The operating results of discontinued operations, by operating segment and in total, are as follows (in thousands):

	For the year ended December 31,
	2004	2003	2002
Inpatient:
Net operating revenues	$4,699	$26,114	$36,225
Costs and expenses	6,544	18,149	28,996

(Loss) income from discontinued operations	(1,845)	7,965	7,229
(Loss) gain on disposal of assets of discontinued operations	(642)	(464)	857
Income tax expense	—	(1,630)	—

(Loss) income from discontinued operations	$(2,487)	$5,871	$8,086

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	For the year ended December 31,
	2004	2003	2002
Surgery Centers:
Net operating revenues	$9,008	$19,605	$39,696
Costs and expenses	14,905	48,514	56,758
Impairments	272	—	2,387

Loss from discontinued operations	$(6,169)	$(28,909)	$(19,449)
Gain on disposal of assets of discontinued operations	654	10,491	1,343
Income tax expense	—	—	—

Loss from discontinued operations	$(5,515)	$(18,418)	$(18,106)

Outpatient:
Net operating revenues	$2,528	$21,087	$35,093
Costs and expenses	6,101	20,324	30,600
Impairments	89	—	3,436

(Loss) income from discontinued operations	(3,662)	763	1,057
Loss on disposal of assets of discontinued operations	(465)	(1,412)	(1,967)
Income tax expense	—	—	—

Loss from discontinued operations	$(4,127)	$(649)	$(910)

Diagnostic:
Net operating revenues	$3,484	$12,724	$20,578
Costs and expenses	7,729	15,512	26,196
Impairments	—	—	12,087

Loss from discontinued operations	(4,245)	(2,788)	(17,705)
Gain (loss) on disposal of assets of discontinued operations	3,132	553	(16)
Income tax expense	—	—	—

Loss from discontinued operations	$(1,113)	$(2,235)	$(17,721)

Corporate and other:
Net operating revenues	$1,038	$80,632	$108,478
Costs and expenses	7,488	64,714	103,934
Impairments	—	—	120

(Loss) income from discontinued operations	(6,450)	15,918	4,424
(Loss) gain on disposal of assets of discontinued operations	(871)	28,907	12,047
Income tax expense	—	(9,740)	—

(Loss) income from discontinued operations	$(7,321)	$35,085	$16,471

Total:
Net operating revenues	$20,757	$160,162	$240,070
Costs and expenses	42,767	167,213	246,484
Impairments	361	—	18,030

Loss from discontinued operations	(22,371)	(7,051)	(24,444)
Gain on disposal of assets of discontinued operations	1,808	38,075	12,264
Income tax expense	—	(11,370)	—

(Loss) income from discontinued operations	$(20,563)	$19,654	$(12,180)

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The assets and liabilities of discontinued operations consist of the following (in thousands):

	As of December 31,
	2004	2003
Assets:
Cash and cash equivalents	$34	$3,608
Accounts receivable, net	696	19,351
Prepaid expenses	—	217
Other current assets	2,262	17,019

Total current assets	2,992	40,195

Property and equipment, net	1,232	21,719
Intangible assets, net	—	796
Other long-term assets	4,557	6,691

Total long-term assets	5,789	29,206

Total assets	$8,781	$69,401

Liabilities:
Current portion of long-term debt	$288	$107
Accounts payable and other current liabilities	10,819	9,717

Total current liabilities	11,107	9,824

Long-term debt, net of current portion	216	1,616
Other long-term liabilities	179	134

Total long-term liabilities	395	1,750

Total liabilities	$11,502	$11,574

We closed no inpatient rehabilitation facilities, 184 outpatient rehabilitation facilities, 1 surgery center, and 7 diagnostic centers during the period from January 1, 2005 to September 30, 2005 that qualify for discontinued operations treatment in 2005. The results of operations for these facilities have been classified as continuing operations for the years ended December 31, 2004, 2003, and 2002 based on the requirements of FASB Statement No. 144.

17.	Income Taxes:

HealthSouth is subject to U.S. federal, state, local, and foreign income taxes. The Loss from continuing operations before income tax expense (benefit) and cumulative effect of accounting change was as follows (in thousands):

	For the year ended December 31,
	2004	2003	2002
Loss from continuing operations before income tax expense (benefit) and cumulative effect of accounting change	$(141,993)	$(491,508)	$(386,112)

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The significant components of the provision for (benefit from) income taxes related to continuing operations are as follows (in thousands):

	For the year ended December 31,
	2004	2003	2002
Current:
Federal	$2,688	$(25,293)	$(32,325)
State and local	14,565	11,096	22,070

Total current expense (benefit)	17,253	(14,197)	(10,255)

Deferred:
Federal	(5,080)	(23,785)	28,478
State and local	(259)	(1,771)	2,120

Total deferred (benefit) expense	(5,339)	(25,556)	30,598

Total income tax expense (benefit) related to continuing operations	$11,914	$(39,753)	$20,343

We received net income tax refunds of $8.1 million in 2004 and $110.3 million in 2003. We made net income tax payments of $44.9 million in 2002. Net income tax refunds were attributable to payments for estimated income taxes that exceeded the actual liabilities and net operating loss carryback claims received.

A reconciliation of differences between the federal income tax at statutory rates and our actual income tax expense (benefit) on loss from continuing operations, which include federal, state, and other income taxes, is as follows:

	For the year ended December 31,
	2004	2003	2002
Tax benefit at statutory rate	(35.0)%	(35.0)%	(35.0)%
(Decrease) increase in tax rate resulting from:
State income taxes, net of federal tax benefit	6.6%	1.3%	3.6%
Executive compensation	0.0%	0.0%	1.3%
Non-deductible goodwill	0.0%	6.1%	(0.3)%
Accrual for government and class action settlements	0.0%	7.1%	0.0%
Interest, net	0.0%	(2.8)%	(4.0)%
Indefinite-lived assets	(3.7)%	(5.2)%	7.9%
Other, net	0.3%	(1.1)%	(0.9)%
Increase in valuation allowance	40.2%	21.5%	32.7%

Income tax expense (benefit)	8.4%	(8.1)%	5.3%

The income tax benefit at the statutory rate is the expected tax benefit resulting from the loss due to continuing operations. However, HealthSouth has an income tax expense in 2004 due to state income taxes associated with certain subsidiaries that file separate state income tax returns, and an increase in the valuation allowance. HealthSouth’s income tax benefit in 2003 is less than the benefit at the statutory rate primarily due to state income taxes associated with certain subsidiaries that file separate state income tax returns, impairment charges, accrual of future government settlement payments, and an increase in the valuation allowance. We have an income tax expense in 2002 primarily due to state income taxes associated with certain subsidiaries that file separate state income tax returns, an increase in the liability associated with indefinite-lived assets, and an increase in the valuation allowance.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss (“NOL”) carryforwards. The significant components of HealthSouth’s deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2004	2003
Deferred income tax assets:
Net operating loss	$206,912	$155,352
Allowance for doubtful accounts	63,001	79,780
Accrual for government settlement	164,438	133,827
Insurance reserves	44,498	51,009
Other accruals	41,762	64,951
Inventory	2,141	—
Property, net	119,396	29,566
Intangibles	150,357	159,968
Carrying value of partnerships	1,154	—

Total deferred income tax assets	793,659	674,453
Less: valuation allowance	(791,353)	(599,187)

Net deferred income tax assets	2,306	75,266

Deferred tax liabilities:
Capitalized costs	(1,534)	(1,802)
Nonaccrual experience method	—	(68,910)
Intangibles	(28,752)	(34,090)
Carrying value of partnerships	—	(3,660)
Other	(772)	(894)

Total deferred income tax liabilities	(31,058)	(109,356)

Net deferred income tax liabilities	(28,752)	(34,090)
Less: Current deferred tax liabilities	—	(61,306)

Long-term deferred tax (liabilities) assets	$(28,752)	$27,216

FASB Statement No. 109 requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. We based our decision to establish a valuation allowance primarily on negative evidence of cumulative losses in recent years. After consideration of all evidence, both positive and negative, management concluded that it is more likely than not that we will not realize a portion of our deferred tax assets and that a valuation allowance of $791.4 million, $599.2 million, and $497.9 million is necessary for the years ended December 31, 2004, 2003, and 2002, respectively. For the years ended December 31, 2004, 2003, and 2002, the net increases in our valuation allowance were $192.2 million, $101.3 million, and $195.3 million, respectively. The valuation allowance for all years increased in part as a result of certain deferred tax liabilities that are indefinite-lived, which inherently means that the reversal period of these liabilities is unknown. Therefore, for scheduling the expected utilization of deferred tax assets as required by FAS 109, these indefinite-lived liabilities cannot be looked upon as a source of future taxable income, and additional valuation allowance must be established. An additional liability was established as a result of carrying value differences in partnerships resulting from accounting adjustments for

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

past years in which the Company is precluded from filing amended partnership returns due to the statute of limitations being closed. The IRS is currently examining the Company’s originally filed 1996 – 1998 income tax returns.

At December 31, 2004, HealthSouth had unused federal net operating loss carryforwards of approximately $295.7 million. Such losses expire in various amounts at varying times through 2023. These NOL carryforwards result in a deferred tax asset of approximately $103.5 million at December 31, 2004. A valuation allowance is being taken against our net deferred tax assets, exclusive of indefinite-lived intangibles discussed above, including these loss carryforwards.

Based on the operating results for the years 2002 through 2004 and related restatements, we anticipate filing amended income tax returns which will result in significant tax net operating losses. Such losses may be carried back to reclaim any available U.S. federal income taxes paid in prior years or carried forward to mitigate future tax liabilities. Prior to the Job Creation and Worker Assistance Act of 2002 (the “Worker Assistance Act”), enacted by Congress on March 9, 2002, a company could carry back tax net operating losses to reclaim U.S. federal income taxes paid in the two years preceding the tax year in which the company generated and utilized the net operating losses. For alternative minimum tax (“AMT”) purposes, only 90% of alternative minimum taxable income could be offset by net operating loss carrybacks. For tax years ending in 2002 and 2001, the Worker Assistance Act extended the carryback period to the five years preceding the tax year in which the net operating loss was generated. With respect to AMT, the limit on net operating loss deductions from alternative minimum taxable income was increased from 90% to 100% for net operating losses generated or taken as carryforwards in tax years ending in 2002 and 2001.

Pursuant to FASB Statement No. 5, Accounting for Contingencies, we evaluated the recovery of federal and state income taxes in anticipation of filing amended income tax returns for all open years where income has been adjusted or restated. Additionally, the Company and its subsidiaries’ federal and state income tax returns are periodically examined by various regulatory taxing authorities. In connection with such examinations, taxing authorities, including the IRS and various state departments of revenue, have raised issues and proposed tax deficiencies. Amounts related to these tax deficiencies and other contingencies have been considered by management in its estimate of the Company’s potential net recovery of prior income taxes. This potential net recovery is included on the consolidated balance sheet as Income tax refund receivable and has a balance of $263.5 million as of December 31, 2004. This balance also includes a refund from the IRS of $20.6 million, which represents the settlement of the Company’s 1992 through 1995 examinations and is net of approximately $130.0 million of tentative refunds already received as of the end of 2004 based upon carryback claims previously filed by the Company. The assumptions and computations used to determine this estimate have not yet been reviewed by federal or state examiners, and are subject to reduction and/or elimination. Resolution of the amount of taxes recoverable will not be made until a future date when HealthSouth and the taxing authorities agree to the appropriate adjustments. Management believes it has provided the best estimate of this probable recovery based upon the information available at this time and believes that the ultimate resolution of these amounts is not expected to materially affect our consolidated financial condition, results of operations, or cash flows.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

18.	Loss Per Share:

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	For the year ended December 31,
	2004	2003	2002
Numerator:
Loss from continuing operations	$(153,907)	$(451,755)	$(406,455)
(Loss) income from discontinued operations	(20,563)	19,654	(12,180)
Cumulative effect of accounting change	—	(2,456)	(48,189)

Net loss	$(174,470)	$(434,557)	$(466,824)

Denominator:
Basic—weighted average common shares outstanding	396,423	396,132	395,520

Diluted—weighted average common shares outstanding	397,625	405,831	408,321

Basic and diluted loss per share:
Loss from continuing operations	$(0.39)	$(1.14)	$(1.03)
(Loss) income from discontinued operations	(0.05)	0.05	(0.03)
Cumulative effect of accounting change	—	(0.01)	(0.12)

Net loss	$(0.44)	$(1.10)	$(1.18)

Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options, unissued restricted stock awards, and convertible debentures. For the years ended December 31, 2004, 2003, and 2002, the number of potential shares approximated 1.2 million, 9.7 million, and 12.8 million, respectively. Including these potential common shares in the denominator resulted in an antidilutive per share amount due to our loss from continuing operations. Therefore, no separate computation of diluted earnings per share is presented.

As discussed within Note 9, Long-term Debt, we repaid our 3.25% Convertible Debentures which were due April 1, 2003, from the net proceeds of a loan arranged by Credit Suisse First Boston, on January 16, 2004. In connection with this transaction, HealthSouth issued warrants to the lender to purchase ten million shares of its common stock. Each warrant has a term of ten years from the date of issuance and an exercise price of $6.50 per share. The warrants were not assumed exercised for dilutive shares outstanding because they were antidilutive in the period.

19.	Related Party Transactions:

The Company has entered into a significant number of transactions involving former directors, officers and employees. We have summarized material related party transactions, not disclosed elsewhere, (see Note 5, Marketable Securities, Note 6, Property and Equipment, and Note 8, Investment in and Advances to Nonconsolidated Affiliates) as follows:

Acacia Venture Partners-

From 1995 through 2003, we invested approximately $3 million with Acacia, a venture capital firm founded and managed by C. Sage Givens, a former HealthSouth director. In 2003, we liquidated our investment in all Acacia funds and realized a net loss of approximately $0.7 million.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

In addition to investing directly in Acacia funds, we co-invested with Acacia in several companies, including Caremark Rx, Inc. (formerly MedPartners, Inc.), CMS Capital Ventures, Inc., and MedCenterDirect.com. Also, we purchased various goods and services from companies in which Acacia has invested, including Caremark Rx, Inc., CompHealth, Inc. (a wholly-owned subsidiary of CMS Capital Ventures, Inc.), and MedCenterDirect.com, Inc. See Note 8, Investment in and Advances to Nonconsolidated Affiliates.

American Sports Medicine Institute-

American Sports Medicine Institute (“ASMI”) is a charitable organization operating a medical research organization. Dr. James Andrews, who is Chairman of ASMI, formed ASMI along with his physician partners in 1987. Until 2003, Richard M. Scrushy, Larry D. Striplin, Jr., Larry D. Taylor, and P. Daryl Brown acted as directors of ASMI. Since 2003, none of our directors or executive officers have had any involvement with ASMI.

Over the years, we provided a significant portion of ASMI’s operating budget in direct and indirect financial support. During 2004, 2003, and 2002, we provided approximately $0.2 million, $0.5 million, and $0.3 million in direct financial contributions to ASMI. In each year, we also provided approximately $0.4 million of “free rent” for office space occupied by ASMI. During 2005, we made no direct cash contributions to ASMI but provided the office space occupied by ASMI free of charge from January to August 2005, when ASMI moved its offices to another location.

First Cambridge-

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

In December 2002, UBS called the loan to First Cambridge and UBS looked to the Company to repay the loan under the terms of the guarantee agreement. As a result, the Company entered into a subsequent Repurchase Agreement with First Cambridge to effectively unwind the original Agreement at a cost of $87.5 million.

As a result, the Company recognized a charge in its 2002 consolidated statement of operations of approximately $13.9 million, which is included in Gain on early extinguishment of debt.

Nelson-Brantley Glass Contractors-

In connection with the construction of the Digital Hospital, the general contractor on that project, which is an unrelated third party, entered into a subcontract agreement with Nelson-Brantley Glass Contractors, Inc. for the provision of glass required for the project. Larry D. Striplin, Jr., a former HealthSouth director, is the

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Chairman and Chief Executive Officer of Nelson-Brantley, and is also the company’s sole owner. During 2004 and 2003, we paid the contractor a total of approximately $5.7 million for glass and glazing work performed on the Digital Hospital.

RPM Systems

In 2002, we entered into a consulting agreement with RPM Systems, a strategic business consulting firm. In 2004, 2003, and 2002, we paid approximately $0.2 million, $0.4 million, and $6 thousand to RPM Systems for various executive consulting services. Mr. Robert P. May is a private investor and principal of RPM Systems. Mr. May served on our board of directors from 2002 to 2005, serving as our non-executive chairman from June 30, 2004 to October 1, 2005. In addition, Mr. May served as our interim Chief Executive Officer from March 20, 2003 to May 10, 2004.

Stradis Medical

In 2004, we purchased approximately $0.2 million in medical supplies from Stradis Medical. Jeff Jacobs, who is the son-in-law of Joel C. Gordon (who served on our board of directors from 1996 to 2005), is the president of Stradis Medical.

Due from related parties-

Amounts due from employees, officers, and other related parties are (in thousands):

	For the year ended December 31,
	2004	2003
Notes receivable, employees and officers	$3,281	$3,307
Due from MedCenter Direct	9,234	9,234
Less: Allowance for doubtful accounts	(12,491)	(12,491)

	24	50
Less: Current portion	—	—

Due from related parties	$24	$50

We have reserved all amounts due from former employees that have become past due. The amount outstanding at December 31, 2004 and 2003 of $24,000 and $50,000, respectively, from one current employee bears interest at the prime rate less 1.25% (effective rate at December 31, 2004 was 4.0%). All other amounts have been collected. As discussed in Note 8, Investment in and Advances to Nonconsolidated Affiliates, we fully reserved the note receivable of approximately $9.2 million due from MCD as of December 31, 2003.

20.	Medicare Program Settlement:

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

On April 10, 2003, the DOJ’s civil division notified us that it was expanding its investigation, which began with the Devage lawsuit, into allegations that we submitted fraudulent Medicare cost reports for fiscal years 1995 through 2002.

On December 30, 2004, we announced that HealthSouth had entered into (a) a definitive global settlement agreement (the “Settlement Agreement”) with the DOJ’s civil division, the Office of Inspector General of the Department of Health and Human Services (“HHS-OIG”), the United States Department of Labor (“DOL”) through the Employment Standards Administration’s Office of Workers’ Compensation Programs, Division of Federal Employees’ Compensation (“OWCP-DFEC”), the TRICARE Management Activity (“TRICARE,” and together with the DOJ, HHS-OIG, and DOL, the “United States”), and certain other individuals and entities which had filed civil suits against us and/or our affiliates (collectively, the “Relators”) and (b) an administrative settlement agreement with CMS acting on behalf of the United States Department of Health and Human Services (the “Administrative Settlement Agreement”), to resolve issues associated with various Medicare cost reporting practices. In connection with this settlement, on December 30, 2004 we entered into a new corporate integrity agreement (the “December 2004 CIA”) with the HHS-OIG. The DOJ’s civil division continues to investigate certain self-disclosures made by us to the HHS-OIG.

The Settlement-

Under the terms of the Settlement Agreement, we will make cash payments to the United States in the aggregate amount of $325 million, plus accrued interest from November 4, 2004 at an annual rate of 4.125% (the “Settlement Amount”). The United States will, in turn, pay the Relators the portion of the Settlement Amount due to the Relators pursuant to the terms of the Settlement Agreement. Through September 30, 2005, we have made principal payments of approximately $135 million, with the remaining balance of $190 million to be paid in quarterly installments over the next two years.

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

In addition, in consideration of our obligations in the Settlement Agreement and the December 2004 CIA, and subject to our full payment of the Settlement Amount, the Settlement Agreement provides for the release of the company by HHS-OIG and OWCP-DFEC, and the agreement by HHS-OIG and OWCP-DFEC to refrain from instituting, directing, or maintaining any administrative action seeking exclusion from Medicare, Medicaid, the FECA Program, the TRICARE Program and other federal health care programs, as applicable, for the Covered Conduct. The company entered into the December 2004 CIA with the HHS-OIG to promote its

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

compliance with the requirements of Medicare, Medicaid, and all other federal health care programs. Under the December 2004 CIA, we are subject to certain administrative requirements and review of certain Medicare reimbursement procedures by an independent review organization. Substantially all of the obligations under the December 2004 CIA are in effect for a five year period beginning on January 1, 2005, and any failure to comply with its material terms could lead to suspension or exclusion from further participation in federal health care programs, including Medicare and Medicaid.

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

In accordance with FASB Statement No. 5 and EITF Abstract Topic No. D-86, “Issuance of Financial Statements,” we recognized the cost of the Settlement Agreement as of December 31, 2002. The cost of the Settlement Agreement is classified as Government and class action settlements expense in the consolidated statement of operations for the year ended December 31, 2002. To recognize the cost of the Settlement Agreement as of December 31, 2002, we established a reserve for uncollectible amounts due from CMS for approximately $19.5 million, accrued legal fees of $3 million, and a long-term liability for approximately $325.0 million, which is included in Government and class action settlements in the consolidated balance sheets.

21.	SEC Settlement:

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

In accordance with FASB Statement No. 5 and EITF Abstract Topic No. D-86, we recognized the cost of the SEC Settlement as of December 31, 2003. The cost of the SEC Settlement is classified as Government and class action settlements expense in the consolidated statement of operations for the year ended December 31, 2003 and is included in Government and class action settlements in the consolidated balance sheets.

22.	Contingencies and Other Commitments:

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

Investigations and Proceedings Commenced by the SEC, the Department of Justice, and Other Governmental Authorities-

In September 2002, the SEC notified us that it was conducting an investigation of trading in our securities that occurred prior to an August 27, 2002 press release concerning the impact of new Medicare billing guidance on our expected earnings. On February 5, 2003, the United States District Court for the Northern District of Alabama issued a subpoena requiring us to provide various documents in connection with a criminal investigation of us and certain of our directors, officers, and employees being conducted by the United States Attorney for the Northern District of Alabama. On March 18, 2003, agents from the Federal Bureau of Investigation (the “FBI”) executed a search warrant at our headquarters in connection with the United States Attorney’s investigation and were provided access to a number of financial records and other materials. The agents simultaneously served a grand jury subpoena on us on behalf of the criminal division of the DOJ. Some of our employees also received subpoenas.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

As discussed in greater detail in Note 21, SEC Settlement, on June 6, 2005, the SEC approved the SEC Settlement with us relating to this lawsuit. Under the terms of the SEC Settlement, we have agreed, without admitting or denying the SEC’s allegations, to be enjoined from future violations of certain provisions of the securities laws. We have also agreed to pay a $100 million civil penalty and disgorgement of $100 to the SEC in installments over two years, beginning in the fourth quarter of 2005. We consented to the entry of a final judgment (which judgment was entered by the United States District Court for the Northern District of Alabama, Southern Division) to implement the terms of the SEC Settlement. Mr. Scrushy remains a defendant in the lawsuit.

On November 4, 2003, Mr. Scrushy was charged in federal court on 85 counts of wrongdoing in connection with his actions while employed by us. A superseding indictment of 58 counts, released on September 29, 2004, added charges of obstruction of justice and perjury while consolidating and eliminating some of the 85 counts of conspiracy, mail fraud, wire fraud, securities fraud, false statements, false certifications, and money laundering that were previously charged. The superseding indictment sought the forfeiture of $278 million in property from Mr. Scrushy allegedly derived from his offenses. Mr. Scrushy was acquitted on June 28, 2005.

On April 10, 2003, the DOJ’s civil division notified us that it was expanding its investigation (which began with the lawsuit United States ex rel. Devage v. HealthSouth Corp., et al., C.A. No. SA-98-EA-0372-FV, filed in the United States District Court for the Western District of Texas, as discussed in Item 1) into allegations of fraud associated with Medicare cost reports submitted by us for fiscal years 1995 through 2002. We subsequently received subpoenas from the Office of Inspector General (the “OIG”) of the United States Department of Health and Human Services and requests from the DOJ’s civil division for documents and other information regarding this investigation. As described in Note 20, Medicare Program Settlement, on December 30, 2004, we announced that we had entered into a global settlement agreement with the DOJ’s civil division and other parties to resolve the primary claims made in the Devage litigation, although the DOJ’s civil division continues to review certain other matters, including self-disclosures made by us to the OIG. The total financial impact of the global settlement is approximately $347.7 million, which, in accordance with FASB Statement No. 5, we recognized as a settlement expense in 2002.

In the summer of 2003, we discovered certain irregular payments made to a foreign official under a consulting agreement entered into in connection with an October 2000 agreement between us and the Sultan Bin Abdul Aziz Foundation to manage an inpatient rehabilitation hospital in Riyadh, Saudi Arabia. We notified the DOJ immediately, and we cooperated fully with the investigation. One former executive pled guilty to charges of wire fraud in connection with the irregular payments, and another former executive pled guilty to charges of making a false statement to government investigators in connection with the investigation. Two additional former executives were acquitted by a jury of charges that they participated in the fraud. We terminated the October

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2000 agreement and entered into a new agreement, effective January 1, 2004, to manage the Riyadh facility. Effective October 2004, we terminated our relationship with the Sultan Bin Abdul Aziz Foundation and the Riyadh facility entirely.

At least 17 of our former officers, including all five of our former chief financial officers, have pleaded guilty to federal criminal charges filed in connection with the investigations described above. These individuals pled guilty to a variety of charges, including securities fraud, accounting fraud, filing false tax returns, making a false statement to governmental authorities, falsifying books and accounts, wire fraud, conspiracy, and falsely certifying financial information with the SEC. One former executive was convicted on November 18, 2005 on criminal charges filed in connection with the accounting fraud investigation.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

common stock during the purported class period. The consolidated class action complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act, and claims under Sections 10(b), 14(a), 20(a) and 20A of the Exchange Act.

We have moved to dismiss in part the claims against us. We continue discussions with the parties to this litigation. On August 30, 2005, the court ordered the parties to resume mediation. Representatives of HealthSouth met with representatives of the plaintiffs in October 2005 to explore various issues relating to a potential settlement. The court-appointed mediators have also held a number of individual meetings with various parties. In addition, the mediators have scheduled a joint meeting with representatives of many of the parties to take place on December 2, 2005. The Court has directed the parties to submit a joint status report on the progress of the mediation by December 15, 2005.

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

•	All derivative complaints filed in the Circuit Court of Jefferson County, Alabama since 2002 have been consolidated and stayed in favor of the first-filed action captioned Tucker v. Scrushy, No. CV-02-5212, filed August 28, 2002. The Tucker complaint names as defendants a number of former HealthSouth officers and directors. Tucker also asserts claims on our behalf against Ernst & Young LLP, UBS Group, and UBS Investment Services, as well as against MedCenterDirect.com, Source Medical Solutions, Inc., Capstone Capital Corp., Healthcare Realty Trust, and G.G. Enterprises.

•	Two derivative lawsuits filed in the United States District Court for the Northern District of Alabama were consolidated under the caption In re HealthSouth Corp. Derivative Litigation, CV-02-BE-2565. The court stayed further action in this federal consolidated action in deference to litigation filed in state courts in Alabama and Delaware.

•	Two derivative lawsuits filed in the Delaware Court of Chancery were consolidated under the caption In re HealthSouth Corp. Shareholders Litigation, Consolidated Case No. 19896. Plaintiffs’ counsel in this litigation and in Tucker agreed to litigate all claims asserted in those lawsuits in the Tucker litigation, except for claims relating to an agreement to retire a HealthSouth loan to Richard M. Scrushy with shares of our stock (the “Buyback Claim”). On November 24, 2003, the court granted the plaintiffs’ motion for summary judgment on the Buyback Claim and rescinded the retirement of Scrushy’s loan. The court’s judgment was affirmed on appeal. We have collected a judgment of $12.5 million, net of attorney’s fees awarded by the court. The plaintiffs’ remaining claims are being litigated in Tucker.

When originally filed, the primary allegations in the Tucker case involved self-dealing by Richard M. Scrushy and other insiders through transactions with various entities allegedly controlled by Mr. Scrushy. The complaint was amended four times to add additional defendants and include claims of accounting fraud, improper Medicare billing practices, and additional self-dealing transactions. The Second Amended Complaint, filed on March 21, 2003, added Ernst & Young LLP as a defendant and alleged it was liable for negligently, wantonly, and/or recklessly failing to perform its professional obligations as an independent auditor. The Third Amended Complaint, filed on August 8, 2003, added UBS as a defendant and alleged that it was liable for breaching its fiduciary duties to us and for aiding and abetting the accounting fraud by “falsely promoting” our stock despite knowledge of inflated financial information. The other consolidated cases contain similar claims. On September 7, 2005, the Alabama Circuit Court ordered the parties to participate in mediation.

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

On November 19, 2004, a derivative lawsuit captioned Campbell v. HealthSouth Corp., Scrushy, et al., CV-04-6985, was filed in Circuit Court of Jefferson County, Alabama, alleging that we wrongfully refused to file with the IRS refund requests for overpayment of taxes and seeking an order allowing the plaintiff to file claims for refund of excess tax paid by us. This suit was filed just prior to the voluntary dismissal of a similar suit brought by the same plaintiff in the United States District Court for the Northern District of Alabama. On August 23, 2005, the court granted our motion to dismiss without prejudice.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

ERISA Litigation-

In 2003, six lawsuits were filed in the United States District Court for the Northern District of Alabama against us and some of our current and former officers and directors alleging breaches of fiduciary duties in connection with the administration of our ESOP. These lawsuits have been consolidated under the caption In re HealthSouth Corp. ERISA Litigation, Consolidated Case No. CV-03-BE-1700-S. The plaintiffs filed a consolidated complaint on December 19, 2003 that alleges, generally, that fiduciaries to the ESOP breached their duties to loyally and prudently manage and administer the ESOP and its assets in violation of sections 404 and 405 of ERISA, 29 U.S.C. § 1001 et seq., by failing to monitor the administration of the ESOP, failing to diversify the portfolio held by the ESOP, and failing to provide other fiduciaries with material information about the ESOP. The plaintiffs seek actual damages including losses suffered by the plan, imposition of a constructive trust, equitable and injunctive relief against further alleged violations of ERISA, costs pursuant to 29 U.S.C. § 1132(g), and attorneys’ fees. The plaintiffs also seek damages related to losses under the plan as a result of alleged imprudent investment of plan assets, restoration of any profits made by the defendants through use of plan assets, and restoration of profits that the plan would have made if the defendants had fulfilled their fiduciary obligations. We have agreed to a settlement of the plaintiffs’ claims against us. The terms of the partial settlement do not include a release of claims against Messrs. Scrushy, Beam, Martin, and Owens. On or about August 10, 2005, plaintiffs filed our settlement with the court, which must approve it before it becomes effective. The court has postponed considering our settlement, pending further negotiations involving the plaintiffs, these four individuals, and us.

Insurance Coverage Litigation-

In 2003, approximately 14 insurance companies filed complaints in state and federal courts in Alabama, Delaware, and Georgia alleging that the insurance policies issued by those companies to us and/or some of our directors and officers should be rescinded on grounds of fraudulent inducement. The complaints also seek a declaration that we and/or some of our current and former directors and officers are not covered under various

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

insurance policies. These lawsuits challenge the majority of our director and officer liability policies, including our primary director and officer liability policy in effect for the claims at issue. Actions filed by insurance companies in the United States District Court for the Northern District of Alabama were consolidated for pretrial and discovery purposes under the caption In re HealthSouth Corp. Insurance Litigation, Consolidated Case No. CV-03-BE-1139-S. Four lawsuits filed by insurance companies in the Circuit Court of Jefferson County, Alabama have been consolidated with the Tucker case for discovery and other pretrial purposes. Cases related to insurance coverage that were filed in Georgia and Delaware have been dismissed. We have filed counterclaims against a number of the plaintiffs in these cases alleging, among other things, bad faith for wrongful failure to provide coverage. On August 30, 2005, the U.S. District Court ordered the parties to resume mediation. On September 7, 2005, the Alabama Circuit Court ordered the parties to participate in mediation. Since September, 2005, the parties have commenced mediation efforts which are ongoing. We intend to vigorously defend ourselves in these cases. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to determine our likelihood of prevailing in these cases, or any financial impact that may result from an adverse judgment or a settlement in any consolidated case.

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

On August 22, 2003, Anthony Tanner, our former Secretary and Executive Vice President—Administration, filed a petition in the Circuit Court of Jefferson County, Alabama, captioned In re Tanner, CV-03-5378, seeking permission to obtain certain information through the discovery process prior to filing a lawsuit. That petition was voluntarily dismissed with prejudice on August 11, 2004. On December 29, 2004, Mr. Tanner filed a lawsuit in the Circuit Court of Jefferson County, Alabama, captioned Tanner v. HealthSouth Corp., CV-04-7715, alleging that we breached his employment contract by failing to pay certain retirement benefits. The complaint requests damages, a declaratory judgment, and a preliminary injunction to require payment of past due amounts under the contract and reinstatement of the claimed retirement benefits. This action is currently scheduled to go to trial in March 2006. We intend to vigorously defend ourselves against the claims alleged by Mr. Tanner. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

On August 30, 2004, we filed a collection action in the United States District Court for the Northern District of Alabama, captioned HealthSouth Corp. v. Daniel J. Riviere, CV-04-CO-2592-S, to collect unpaid loans in the original principal amount of $3,163,421 that we made to Daniel J. Riviere, our former President—Ambulatory Services Division, while he was a HealthSouth employee. Mr. Riviere filed a six-count counterclaim against us on April 5, 2005 seeking (1) severance benefits exceeding $2 million under a written employment agreement dated March 18, 2003, (2) a declaratory judgment that the noncompete clause in his employment agreement is void, (3) damages in an unspecified amount based on stock allegedly purchased and held by him in reliance on misrepresentations made by Richard M. Scrushy, (4) $500,000 in lost profits based allegedly on us forcing him to sell shares of our common stock after he was terminated, (5) damages in an unspecified amount based on our alleged conversion of the cash value of certain insurance policies after his termination, and (6) set-off of any award from his counterclaim against unpaid loans we made to him. On April 5, 2005, Mr. Riviere commenced a Chapter 7 bankruptcy case in the U.S. Bankruptcy Court for the Northern District of Florida, Case No. 05-30718-LMK, and this lawsuit is stayed pending resolution of the bankruptcy proceedings. We entered into a settlement agreement with Mr. Riviere and his bankruptcy trustee settling the disputes made the subject of the lawsuit. Pursuant to the settlement agreement, Mr. Riviere has agreed to pay us $1.5 million, plus accrued interest at 6% per annum, within three years. The settlement obligation will be secured by a mortgage on Mr. Riviere’s residence in Destin, Florida. The settlement is contingent upon bankruptcy court approval, which has not yet been obtained.

On July 28, 2005, we filed a collection action in the Circuit Court of Jefferson County, Alabama captioned HealthSouth Corp. v. William T. Owens, CV-05-4420, to collect unpaid loans in the original principal amount of $1,028,514.25 that we made to William T. Owens, our former Chief Financial Officer, while he was a HealthSouth employee. The case is still pending.

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

Certain Regulatory Actions-

The False Claims Act, 18 U.S.C. § 287, allows private citizens, called “relators,” to institute civil proceedings alleging violations of the False Claims Act. These so-called qui tam, or “whistleblower,” cases are sealed by the court at the time of filing. The only parties privy to the information contained in the complaint are the relator, the federal government, and the presiding court. We recently settled one qui tam lawsuit, Devage, which is discussed in Note 20, Medicare Program Settlement. We are aware of two other qui tam lawsuits, Mathews and Colbert, which are discussed below. It is possible that additional qui tam lawsuits have been filed against us and that we are unaware of such filings or have been ordered by the presiding court not to discuss or disclose the filing of such lawsuits. Thus, we may be subject to liability exposure under one or more undisclosed qui tam cases brought pursuant to the False Claims Act.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

On April 1, 1999, a plaintiff relator filed a lawsuit captioned United States ex rel. Mathews v. Alexandria Rehabilitation Hospital, CV-99-0604, in the United States District Court for the Western District of Louisiana. On February 29, 2000, the United States elected not to intervene in the lawsuit. The complaint alleged, among other things, that we filed fraudulent reimbursement claims under the Medicare program on a nationwide basis. The district court dismissed the False Claims Act allegations of two successive amended complaints. However, the district court’s dismissal of the third amended complaint with prejudice was partially reversed by the United States Court of Appeals for the Fifth Circuit on October 22, 2002. The case was remanded to the district court, and our subsequent motion to dismiss was denied on February 21, 2004. The case is currently in the discovery stage on False Claims Act allegations concerning one HealthSouth facility during a specific timeframe. We intend to vigorously defend ourselves against the claims alleged by the plaintiff relator. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case.

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

General Medicine, P.C. and Meadowbrook Actions-

Pursuant to a Plan and Agreement of Merger dated February 17, 1997, Horizon/CMS Healthcare Corporation became a wholly-owned subsidiary of HealthSouth Corporation. At the time of the merger, there was pending against Horizon/CMS Healthcare Corporation in the United States District Court for the Eastern District of Michigan a lawsuit captioned General Medicine, P.C. v. Horizon/CMS Healthcare Corporation, CV-96-72624 (the “Michigan Action”). The complaint in the Michigan Action alleged that Horizon/CMS

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Healthcare Corporation wrongfully terminated a contract with General Medicine, P.C. (“General Medicine”) for the provision of medical directorship services to long-term care facilities owned and/or operated by Horizon/CMS Healthcare Corporation. Effective December 31, 2001, while the Michigan Action was pending, we sold all of our stock in Horizon/CMS Healthcare Corporation to Meadowbrook Healthcare Corporation (“Meadowbrook”) pursuant to a Stock Purchase Agreement dated November 2, 2001. Pursuant to the Stock Purchase Agreement, Meadowbrook indemnified us against losses arising out of the historic and ongoing operations of Horizon/CMS Healthcare Corporation. The Michigan Action was disclosed to Meadowbrook in the Stock Purchase Agreement.

On April 21, 2004, Meadowbrook and Horizon/CMS Healthcare Corporation entered into a settlement agreement with General Medicine in connection with the Michigan Action. Pursuant to the settlement agreement, Horizon/CMS Healthcare Corporation consented to the entry of a final judgment in the amount of $376 million in favor of General Medicine in the Michigan Action on May 3, 2004 (the “Consent Judgment”). The settlement agreement between the parties provides that, with the exception of $0.3 million paid by Meadowbrook, the Consent Judgment may only be collected from us. At the time of the Consent Judgment, we had no ownership or other interest in Horizon/CMS Healthcare Corporation.

On August 16, 2004, General Medicine filed a lawsuit captioned General Medicine, P.C. v. HealthSouth Corp., CV-04-958, in the Circuit Court of Shelby County, Alabama, seeking to recover the unpaid amount of the Consent Judgment from us. The complaint alleges that while Horizon/CMS Healthcare Corporation was a wholly-owned subsidiary of HealthSouth Corporation and General Medicine was an existing creditor of Horizon/CMS Healthcare Corporation, we caused Horizon/CMS Healthcare Corporation to transfer assets to us thereby rendering Horizon/CMS Healthcare Corporation insolvent and unable to pay its creditors. The complaint asserts that these transfers were made for less than a reasonably equivalent value and/or with the actual intent to defraud creditors of Horizon/CMS Healthcare Corporation, including General Medicine, in violation of the Alabama Uniform Fraudulent Transfer Act. General Medicine’s complaint requests relief including the avoidance of the subject transfers of assets, attachment of the assets transferred to us, appointment of a receiver over the transferred properties, and a monetary judgment for the value of properties transferred.

On February 28, 2005, the Circuit Court of Shelby County, Alabama entered an order transferring the General Medicine case to the Circuit Court of Jefferson County, Alabama, where it was assigned case number CV-05-1483. We have filed an answer denying that we have any liability to General Medicine.

On September 27, 2004, we sent a letter to Meadowbrook notifying it of our claim for indemnification against the claims asserted by General Medicine in its lawsuit pursuant to our Stock Purchase Agreement with Meadowbrook.

On October 6, 2004, Meadowbrook filed a declaratory judgment action against us in the Circuit Court of Shelby County, Alabama, captioned Meadowbrook Healthcare Corporation v. HealthSouth Corp., CV-04-1131, seeking a declaration that it is not contractually obligated to indemnify us against General Medicine’s complaint. We intend to vigorously defend ourselves in General Medicine, P.C. v. HealthSouth Corp. and Meadowbrook Healthcare Corporation v. HealthSouth Corp. On May 9, 2005, the Circuit Court of Shelby County, Alabama entered an order transferring the Meadowbrook case to the Circuit Court of Jefferson County, Alabama, where it was assigned case number CV-05-3042.

On July 26, 2005, we filed an Answer and Verified Counterclaim for Injunctive and Other Relief in the Meadowbrook case seeking a judgment requiring Meadowbrook to indemnify us against the claims asserted by General Medicines in its complaint and other relief. In August of 2005, both sides filed motions for summary

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

judgment in the Meadowbrook case. On September 15, 2005, the court entered a Final Order denying our motion for summary judgment and granting Meadowbrook’s motion for summary judgment. In its Final Order, the court determined that Meadowbrook is not legally or equitably required to indemnify us against the claims asserted by General Medicine in its complaint. We filed a motion to vacate or amend the Final Order on October 17, 2005, requesting the court to reconsider its entry of the Final Order. On November 15, 2005, the court issued an order partially granting our motion to vacate or amend, and allowing our equitable claims against Meadowbrook to stand. These claims, if successful, would require Meadowbrook to pay our liability, if any, to General Medicine. The court did not overturn its prior ruling that Meadowbrook has no contractual obligation to indemnify us under the Stock Purchase Agreement; however, we intend to appeal this ruling.

Based upon our review of the facts and circumstances of these matters, we have not accrued any such loss in these consolidated financial statements.

For additional information about Meadowbrook, see Note 6, Property and Equipment.

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

On April 16, 2003, Senior Housing Properties Trust (“SNH”) and its wholly owned subsidiary, HRES1 Properties Trust (“HRES1”), filed a lawsuit against us in Land Court for the Commonwealth of Massachusetts captioned Senior Housing Properties Trust and HRES1 Properties Trust v. HealthSouth Corporation, Misc. Case No 289182, seeking reformation of a lease pursuant to which we, through subsidiaries, operate the Braintree Rehabilitation Hospital in Braintree, Massachusetts and the New England Rehabilitation Hospital in Woburn, Massachusetts. HRES1 and SNH allege that certain of our representatives made false statements regarding our financial condition, thereby inducing HRES1 to enter into lease terms and other arrangements to which it would not have otherwise agreed. HRES1 and SNH have since amended their complaint to add claims for rescission and damages for fraud. HRES1 and SNH seek to reform the lease to increase the annual rent from $8.7 million to $10.3 million, to increase the repurchase option price at the end of the lease term to $80.3 million from $40 million, and to change the lease term to expire on January 1, 2006 instead of December 31, 2011. We filed an answer to the complaint and amended complaint denying the allegations, and we asserted claims against HRPT and counterclaims against SNH and HRES1 for breach of contract, reformation, and fraud based on the failure to convey title to the property in North Andover. We also seek damages incurred as a result of that failure to convey. The two actions in the Land Court have been consolidated for all purposes.

On May 13, 2005, the Land Court ruled that we are entitled to a jury trial in the consolidated cases. SHN, HRES1, and HRPT have taken an interlocutory appeal from this order, and argument before the Massachusetts Supreme Judicial Court is scheduled for the first week of January 2006. The consolidated Land Court cases have been stayed pending disposition of the appeal. The parties were still in the discovery phase of the proceedings at the time the stay came into effect. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of the consolidated cases.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

In a related action, on November 2, 2004, we filed a lawsuit in the Commonwealth of Massachusetts, Middlesex County Superior Court, captioned HealthSouth Corporation v. HRES1 Properties Trust, Case No 04-4345, in response to our receipt of a notice from HRES1 purporting to terminate our lease governing the Braintree Rehabilitation Hospital in Braintree, Massachusetts and the New England Rehabilitation Hospital in Woburn, Massachusetts due to our alleged failure to furnish quarterly and annual financial information pursuant to the terms of the lease. In the lawsuit, we seek a declaration that we are not in default of our obligations under the lease, as well as an injunction preventing HRES1 from terminating the lease, taking possession of the property on which the hospitals and facilities are located, and assuming or acquiring the hospital businesses and any licenses related thereto. We filed an amended complaint asserting violations of the Massachusetts unfair and deceptive business practices statute. On November 8, 2004, HRES1 and SNH, its parent, filed a counterclaim seeking a declaration that it lawfully terminated the lease and an order requiring us to use our best efforts to transfer the licenses for the hospitals and to continue to manage the hospitals during the time necessary to effect such transfer.

On September 25, 2005, the Superior Court granted HRES1’s motion for partial summary judgment, ruling that HRES1’s termination of the parties’ lease was valid. The Superior Court also appointed a receiver to hold the net cash proceeds of operations of the Braintree Rehabilitation Hospital and the New England Rehabilitation Hospital until the litigation is resolved. Because it did not dispose of the entire case, HealthSouth is not yet entitled to appeal this ruling. The case is currently being tried on the remaining issues, which involve our obligations upon termination. SNH and HRES1 have taken the position that no trial is necessary on these issues, and have filed a motion for judgment on the pleadings on the meaning of the yield-up provision.

In particular, SNH and HRES1 have argued that, during the time necessary to effect the transfer of the licenses for the hospitals, we are required to manage the facilities for their account and remit all of the net cash proceeds to SNH and HRES1. It is our position that the terms of the lease do not provide for these remedies.

On September 29, 2005, the Superior Court ordered that, while these issues are being litigated, we are required to submit monthly operating statements for the hospitals to an independent receiver within thirty days of the end of each calendar month. After the receiver determines the net cash proceeds of operations for the hospitals for such month, after deduction of a management fee equal to 5% of gross revenues, we are required to remit to the receiver an amount equal to those net cash proceeds. The net cash proceeds are then held in escrow by the receiver pending a final order of the court regarding the distribution of the funds. We are pursuing an interlocutory appeal of this order with a Single Justice of the Massachusetts Appeals Court.

Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of the consolidated cases.

Other Litigation-

On September 17, 1998, John Darling, who was one of the federal False Claims Act relators in the now-settled Devage case, filed a lawsuit captioned Darling v. HealthSouth Sports Medicine & Rehabilitation, et al., 98-6110-CI-20, in the Circuit Court for Pinellas County, Florida. The complaint alleges that Mr. Darling was injured while receiving physical therapy during a 1996 visit to a HealthSouth outpatient rehabilitation facility in Clearwater, Florida. The complaint was amended in December 2004 to add a punitive damage claim. This amended complaint alleges that fraudulent misrepresentations and omissions by us resulted in the injury to Mr. Darling. The court recently ordered the parties to participate in non-binding arbitration. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this case.

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

On May 13, 2003, Plano Hospital Investors, Inc. (“Plano”) filed a complaint captioned Plano Hospital Investors, Inc., et al., v. HealthSouth Corp., et al., Cause No. 219-1416-03, in the 219th Judicial District Court of Collin County, Texas. Plano was a limited partner in Collin County Rehab Associates Limited Partnership, a partnership in which we, through wholly owned subsidiaries, are the general partner and hold limited partner interests. Plano alleged that we conducted unauthorized and improper sweeps of partnership funds into a HealthSouth centralized cash management account instead of a partnership account, that we improperly received late partnership distributions, and that the predecessor general partner took a negative capital contribution improperly increasing its interest, and upon the sale of that interest to us, our interest, in the partnership. Effective on or about May 31, 2005, we settled this case and obtained a full and final release of all claims.

On December 28, 2004, we commenced a collection action in the Circuit Court of Jefferson County, Alabama, captioned HealthSouth Medical Center, Inc. v. Neurological Surgery Associates, P.C., CV-04-7700, to collect unpaid loans in the original principal amount of $275,000 made to Neurological Surgery Associates, P.C. (“NSA”), pursuant to a written Practice Guaranty Agreement. The purpose of the loans was to enable NSA to employ a physician who would bring necessary specialty skills to patients served by both NSA and our acute-care hospital in Birmingham, Alabama. NSA has asserted counterclaims that we breached verbal promises to lease space and employees from NSA, to pay NSA for billing and coding services performed by NSA on behalf of the subject physician-employee, and to pay NSA to manage the subject physician-employee. This case is currently in the discovery phase. We intend to vigorously defend ourselves against these counterclaims. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this case.

On April 15, 2004, Klemett L. Belt, Jr. filed a complaint captioned Belt v. HealthSouth Corp., CV-2004-02517, in the Second Judicial District Court of Bernalillo County, New Mexico. Mr. Belt, a former executive officer and director of Horizon/CMS Healthcare Corporation, entered into a Non-Competition and Retirement Agreement with Horizon/CMS Healthcare Corporation that we subsequently assumed in our acquisition of Horizon/CMS Healthcare Corporation pursuant. Mr. Belt alleged in his complaint that he was entitled to retirement benefits, life insurance and, in the event of certain events of default, liquidated damages pursuant to a contractual provision requiring that the life insurance policies be fully paid and permitting Mr. Belt to receive a lump sum cash payment in lieu of certain unpaid retirement benefits. Mr. Belt alleges that we defaulted under the terms of the agreement due to our nonpayment of insurance policy premium payments

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

beginning on December 31, 2003. As a result of our alleged default under the agreement, Mr. Belt sought liquidated damages in lieu of retirement benefits, payment of insurance policy premiums, amounts sufficient to compensate Mr. Belt for excess income taxes, interest, expenses, attorneys’ fees, and such other relief as may be determined by the court. We entered into a settlement agreement with Mr. Belt pursuant to which we must pay certain damages and relinquish our right to receive returned insurance premiums, if any, under a split dollar arrangement. The settlement did not have a material effect on our financial condition, results of operations, or cash flows.

On June 2, 2003, Vanderbilt Health Services, Inc. and Vanderbilt University filed a lawsuit captioned Vanderbilt Health Services, Inc. and Vanderbilt University v. HealthSouth Corporation, Case No. 03-1544-III, in the Chancery Court for Davidson County, Tennessee. We are partners with the plaintiffs in a partnership that operates a rehabilitation hospital in Nashville, Tennessee. In the complaint, the plaintiffs allege that we violated the terms of a non-competition provision in the partnership agreement in connection with our purchase of a number of rehabilitation clinics in the Nashville area. We are currently engaged in settlement negotiations with the plaintiffs, and we are unable to estimate the amount of loss or range of possible loss that might result from a settlement or an adverse judgment of this case.

On July 19, 2005, Gary Bellinger filed a pro se complaint captioned Gary Bellinger v. Eric Hanson, d/b/a U.S. Strategies, Inc., Medika Group, Ltd., Laserlife, Inc., & Relife, Inc.; and Richard Scrushy, d/b/a HealthSouth, Case No. 05-06898-B, In the District Court, Dallas County, Texas, 44th Judicial District. Mr. Bellinger claims the defendants violated the terms of a distribution agreement with his company, Laser Bio Therapy, Inc., resulting in that company’s bankruptcy. He has sued for breach of contract, breach of fiduciary duty, and fraud, and claims compensatory damages of $270.0 million and punitive damages of $10.0 million. We filed a Motion to Quash Service of Process because we were not properly named or served. That motion is currently pending before the court. Based on the stage of litigation and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result, if any, from an adverse judgment or settlement of this case.

Litigation Reserves-

In connection with the SEC, securities, and ERISA litigation, we accrued approximately $31.0 million in legal fees as of December 31, 2003 that are included in Government and other class action settlements expense in our consolidated statement of operations for the year ended December 31, 2003 and Other current liabilities in our consolidated balance sheet as of December 31, 2003.

Under our bylaws and certain indemnification agreements, we may have an obligation to indemnify our current and former officers and directors. Although we contest the validity of his claim, Richard M. Scrushy recently requested that we reimburse him for costs relating to his criminal defense, which he estimates exceed $25.0 million. We accrued an estimate of these legal fees as of December 31, 2004 which is included in Professional fees—reconstruction and restatement in our consolidated statement of operations for the year ended December 31, 2004 and Other current liabilities in our consolidated balance sheet as of December 31, 2004 in connection with Mr. Scrushy’s claim.

Total accrued legal fees as of December 31, 2004 and 2003 included in Other current liabilities in our consolidated balance sheets approximated $50.8 million and $33.7 million, respectively.

Other Matters-

The reconstruction of our historical financial records has resulted in the restatement of not only our consolidated financial statements, but also the financial statements of certain of our subsidiary partnerships.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

While the process of communicating the effect of these restatements to the outside partners has begun, we anticipate the process of resolving the partnership issues arising from these restatements will continue through 2005 and beyond. The ultimate resolution of these matters may have a negative impact on our relationships with our partners, or could cause us to incur charges in future periods. As of December 31, 2004, we are unable to determine an amount of potential exposure or financial loss that might result from the ultimate resolution of these issues, or whether such resolution would have a material impact on our consolidated financial statements in future periods.

Other Commitments-

We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $36.8 million in 2005, $26.6 million in 2006, $21.5 million in 2007, $6.9 million in 2008, and less than $0.1 million thereafter. These contracts primarily relate to software licensing and support, telecommunications, equipment maintenance within our Diagnostic segment and medical supplies. These amounts do not include commitments related to the Digital Hospital, as discussed in Note 6, Property and Equipment.

We also have commitments under severance agreements with former employees. Payments under these agreements for the next five years approximate $6.1 million in 2005, $0.3 million in 2006, $0.2 million in 2007, $0.2 million in 2008, $0.2 million in 2009, and $2.5 million thereafter. Additionally, we expect to pay approximately $5.9 million to Medicare in 2005 relating to certain overpayments received from Medicare in previous years.

23.	Segment Reporting:

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

We define segment operating earnings as income before (a) interest income; (b) interest expense and amortization of debt discounts and fees; (c) gain on early extinguishment of debt; (d) gain or loss on sale of investments, and (e) income taxes. We also do not allocate corporate overhead to our operating segments. The chief operating decision maker of HealthSouth uses segment operating earnings as an analytical indicator for purposes of allocating resources to a particular segment and assessing segment performance. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies.

Since the events of March 19, 2003, we have made extensive changes in the composition of our senior management, including appointment of a new president and chief executive officer, chief operating officer, and chief financial officer. Our new senior management has restructured our business activities and financial, operational and management structure. As a result of this restructuring process, our internal financial reporting and management structure is focused on the major types of services provided by HealthSouth. We implemented these organizational changes prior to the issuance of our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002.

The following is a description of our operating segments:

•

Inpatient includes the operations of 94 freestanding IRFs, 9 long-term acute care hospitals, and 152 outpatient facilities located in IRFs or in satellite facilities near our IRFs. In addition to HealthSouth facilities, our inpatient segment manages 13 inpatient units, located within acute care hospitals, through

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

management contracts. Our inpatient segment also manages the therapy staff of 11 acute care hospitals, and manages 2 gamma knives. We also provided management services to a rehabilitation hospital in Saudi Arabia until July 2004. However, the contract was not effectively terminated until October 2004. Our IRFs provide comprehensive services to patients who require intensive institutional rehabilitation care. Inpatient rehabilitation patients typically experience significant physical disabilities due to various conditions, such as head injury, spinal cord injury, stroke, certain orthopedic problems and neuromuscular disease. Our inpatient rehabilitation facilities provide the medical, nursing, therapy and ancillary services required to comply with local, state and federal regulations, as well as accreditation standards of the Joint Commission on Accreditation of Healthcare Organizations (the “JCAHO”). Some facilities are also accredited by the Commission on Accreditation of Rehabilitation Facilities. All of our inpatient rehabilitation facilities utilize an interdisciplinary team approach to the rehabilitation process and involve the patient and family, as well as the payor, in the determination of the goals for the patient. Internal case managers monitor each patient’s progress and provide documentation of patient status, achievement of goals, functional outcomes and efficiency.

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

Substantially all revenues for our services are generated through external customers. During the years ended December 31, 2004, 2003, and 2002, approximately 45.0%, 42.8%, and 38.0%, respectively of our revenues related to patients participating in the Medicare program.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Selected financial information for our operating segments for each of the three years ended December 31, 2004, is as follows (in thousands):

	Inpatient	Surgery Centers	Outpatient	Diagnostic	Corporate and Other	Totals
Year ended December 31, 2004
Net operating revenues	$2,020,409	$852,834	$487,232	$242,578	$238,043	$3,841,096
Intersegment revenues	—	—	—	—	87,315	87,315
Operating earnings (loss)	436,913	88,564	37,492	(9,963)	(406,094)	146,912
Interest income	1,291	1,313	230	50	18,974	21,858
Interest expense	13,562	8,746	1,796	2,679	287,626	314,409
Depreciation and amortization	75,302	38,577	15,277	25,058	45,276	199,490
Impairments	—	4,226	4,211	988	46,785	56,210
Equity earnings (losses) of affiliates	10,078	(2,660)	72	441	2,018	9,949
Total assets	1,568,441	938,119	142,501	164,873	1,271,049	4,084,983
Investment in and advances to nonconsolidated affiliates	24,213	5,286	254	2,382	8,910	41,045
Capital expenditures	38,387	30,209	10,344	13,604	85,947	178,491

Year ended December 31, 2003
Net operating revenues	$1,997,963	$909,306	$577,518	$270,299	$227,834	$3,982,920
Intersegment revenues	—	—	—	—	73,499	73,499
Operating earnings (loss)	436,503	(53,676)	(50,667)	(36,263)	(513,097)	(217,200)
Interest income	1,967	2,245	292	105	10,426	15,035
Interest expense	11,361	7,577	1,639	2,796	252,418	275,791
Depreciation and amortization	70,984	45,849	20,239	27,596	33,858	198,526
Impairments	—	176,298	139,980	24,027	128,040	468,345
Equity earnings of affiliates	2,958	11,048	195	614	954	15,769
Total assets	1,642,227	995,281	174,652	179,678	1,329,601	4,321,439
Investment in and advances to nonconsolidated affiliates	20,136	16,974	239	3,399	8,805	49,553
Capital expenditures	16,055	38,504	4,516	5,105	65,856	130,036

Year ended December 31, 2002
Net operating revenues	$1,887,420	$912,770	$653,288	$294,004	$215,382	$3,962,864
Intersegment revenues	—	—	—	—	58,976	58,976
Operating earnings (loss)	340,685	109,491	15,756	(28,388)	(598,000)	(160,456)
Interest income	3,367	5,083	549	328	7,301	16,628
Interest expense	15,495	8,258	1,957	3,601	235,108	264,419
Depreciation and amortization	70,931	49,535	33,356	39,319	38,907	232,048
Impairments	8,062	35,576	14,916	44,919	222	103,695
Equity earnings (losses) of affiliates	2,206	14,804	315	(753)	(1,252)	15,320
Total assets	1,635,242	1,183,980	359,765	238,935	1,209,102	4,627,024
Investment in and advances to nonconsolidated affiliates	15,123	41,968	1,110	2,967	22,452	83,620
Capital expenditures	53,292	61,178	15,341	29,851	165,980	325,642

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Segment Reconciliations:

	For the year ended December 31,
	2004	2003	2002
Net operating revenues:
Total segment net operating revenues	$3,841,096	$3,982,920	$3,962,864
Elimination of intersegment revenues	(87,315)	(73,499)	(58,976)

Total consolidated net operating revenues	$3,753,781	$3,909,421	$3,903,888

Interest income:
Total segment interest income	$21,858	$15,035	$16,628
Elimination of intersegment interest income	(8,757)	(7,726)	(9,770)

Total consolidated interest income	$13,101	$7,309	$6,858

Interest expense:
Total segment interest expense	$314,409	$275,791	$264,419
Elimination of intersegment interest expense	(8,757)	(7,726)	(9,770)

Total consolidated interest expense	$305,652	$268,065	$254,649

Loss from continuing operations:
Total segment operating earnings (loss)	$146,912	$(217,200)	$(160,456)
Interest income	13,101	7,309	6,858
Interest expense and amortization of debt discounts and fees	(305,652)	(268,065)	(254,649)
Gain on early extinguishment of debt	45	2,259	9,644
Gain (loss) on sale of investments	3,601	(15,811)	12,491

Loss from continuing operations before income tax expense (benefit) and cumulative effect of accounting change	$(141,993)	$(491,508)	$(386,112)

Total assets:
Total assets for reportable segments	$4,084,983	$4,321,439	$4,627,024
Elimination of intersegment assets	(1,990)	(111,736)	(90,325)

Total assets	$4,082,993	$4,209,703	$4,536,699

Geographic area data is as follows:

	For the year ended December 31,
	2004	2003	2002
Net operating revenues:
United States	$3,732,557	$3,889,503	$3,885,363
International	21,224	19,918	18,525

Total consolidated net operating revenues	3,753,781	3,909,421	3,903,888

Property and equipment, net
United States	$1,394,420	$1,437,189	$1,684,068
International	10,597	9,407	9,604

Total property and equipment, net	$1,405,017	$1,446,596	$1,693,672

Our international operations are primarily in Australia and Puerto Rico.