Form 10-K
period 2005-12-31
HEALTHSOUTH CORP
filed 2006-03-29
CIK 785161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number 000-14940

HealthSouth Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0860407
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One HealthSouth Parkway Birmingham, Alabama	35243
(Address of Principal Executive Offices)	(Zip Code)

(205) 967-7116

(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-Accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2.2 billion. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates. There were 398,229,960 shares of common stock of the registrant outstanding, net of treasury shares, as of February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s 2006 Annual Meeting of Stockholders is incorporated by reference in Part III to the extent described therein.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our projected business results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	each of the factors discussed in Item 1A, Risk Factors;

•	the outcome of continuing investigations by the United States Department of Justice and other governmental agencies regarding our financial reporting and related activity;

•	the final resolution of pending litigation filed against us, including class action litigation alleging violations of federal securities laws by us, as discussed in Item 1, Business, “Securities Litigation Settlement;”

•	our ability to successfully remediate our internal control weaknesses;

•	changes or delays in or suspension of reimbursement for our services by governmental or private payors;

•	changes in the regulations of the health care industry at either or both of the federal and state levels;

•	changes in reimbursement for health care services we provide;

•	competitive pressures in the health care industry and our response to those pressures;

•	our ability to obtain and retain favorable arrangements with third-party payors;

•	our ability to attract and retain nurses, therapists, and other health care professionals in a highly competitive environment with often severe staffing shortages; and

•	general conditions in the economy and capital markets.

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

General

HealthSouth is the largest provider of ambulatory surgery and rehabilitative health care services in the United States, with 1,070 facilities and approximately 37,000 full- and part-time employees as of December 31, 2005. As used in this report, the terms “HealthSouth,” “we,” “us,” “our,” and the “company” refer to HealthSouth Corporation and its subsidiaries, unless otherwise stated or indicated by context. In addition, we use the term “HealthSouth Corporation” to refer to HealthSouth Corporation alone wherever a distinction between HealthSouth Corporation and its subsidiaries is required or aids in the understanding of this filing.

HealthSouth Corporation was organized as a Delaware corporation in February 1984. Our principal executive offices are located at One HealthSouth Parkway, Birmingham, Alabama 35243, and the telephone number of our principal executive offices is (205) 967-7116.

Recent Significant Events

Over the past three years, we have focused substantial time and attention responding to various legal, financial, and operational challenges resulting from the financial fraud perpetrated by certain members of our prior management team. This fraud was uncovered as a result of a series of governmental investigations into our public reporting and related matters, which investigations we became aware of beginning in late 2002 and early 2003. In connection with these investigations, on March 19, 2003, the United States Securities and Exchange Commission (the “SEC”) filed a lawsuit against us and our then-Chairman and Chief Executive Officer, Richard M. Scrushy, alleging among other things that we overstated earnings by at least $1.4 billion since 1999.

Public disclosure of these investigations and the SEC’s lawsuit precipitated a number of events that had an immediate and substantial negative impact on our business, financial condition, results of operations, and cash flows. These events, which began within weeks of the SEC’s lawsuit, included the following:

•	The SEC ordered a two-day halt in trading of our securities.

•	The New York Stock Exchange (“NYSE”) delisted our common stock.

•	Our lenders froze the line of credit under our $1.25 billion credit agreement, and instituted a payment blockage that, among other things, prohibited us from making an approximately $350 million payment due April 1, 2003. They subsequently claimed we were in default under that agreement, substantially impairing our liquidity.

•	Certain bondholders delivered notices of technical default.

•	A number of lawsuits were filed against us and some of our current and former employees, officers, and directors in the United States District Court for the Northern District of Alabama, generally purporting to be class actions under the federal securities laws, on behalf of those who purchased our common stock and other securities during a period beginning February 25, 1998 and ending March 19, 2003.

•	Approximately 14 insurance companies, including the primary carriers for our director and officer liability policy, filed complaints against us in an attempt to rescind or deny coverage under various insurance policies.

As summarized below, we have made significant progress in addressing many of the more significant obstacles created by the March 2003 crisis, including the following:

•	We have replaced our board of directors and senior management team and improved our corporate governance policies and practices. See this Item, “Our New Board of Directors and Senior Management Team.”

•	We have completed a substantive reconstruction of our accounting records and filed annual reports on Form 10-K for the fiscal years (including this filing) ended December 31, 2005, 2004, 2003, and 2002 (including a restatement of previously issued consolidated financial statements for the fiscal years ended December 31, 2001 and 2000). In December 2005, we held our first Annual Meeting of Stockholders since 2002.

•	We have prepaid substantially all of our prior indebtedness with proceeds from a series of recapitalization transactions and replaced it with approximately $3 billion of new long-term debt, which we believe will produce enhanced operational flexibility, reduced refinancing risk, and an improved credit profile. See this Item, “Recapitalization Transactions.”

•	We have reached a global, preliminary agreement in principle with the lead plaintiffs in the federal securities class actions and the derivative litigation, as well as with our insurance carriers, to settle claims filed against us, certain of our former directors and officers, and certain other parties. See this Item, “Securities Litigation Settlement.”

•	We have settled with the Department of Justice’s (the “DOJ”) civil division and other parties regarding their allegations that we submitted various fraudulent Medicare cost reports and committed certain other violations of federal health care program requirements. Although this settlement does not cover all similar claims that have been or could be brought against us, it settles the primary known claims that have been pending against us relating to our participation in federal health care programs. The DOJ and the Office of Inspector General (the “HHS-OIG”) of the United States Department of Health and Human Services (“HHS”) continue to review certain other matters, including self-disclosures made by us to the HHS-OIG. See this Item, “Medicare Program Settlement.”

•	We have settled with the SEC regarding its allegations that we violated and/or aided and abetted violations of the antifraud, reporting, books-and-records, and internal controls provisions of the federal securities laws. See this Item, “SEC Settlement.”

•	We continue to cooperate with federal law enforcement officials and other federal investigators, including the DOJ and the SEC, as they work to conclude their investigations, which are still ongoing.

Although we have made significant progress since March 2003, we continue to face many challenges. We encourage you to read the discussions contained in Item 1A, Risk Factors, and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which highlight additional considerations about HealthSouth.

Our New Board of Directors and Senior Management Team

On April 4, 2003, we established the Special Committee of our board of directors (the “Special Committee”), which consisted of all of our then-current directors except Richard M. Scrushy and William T. Owens, our former chief financial officer. Our board of directors delegated to the Special Committee, to the fullest extent permitted by Delaware law, all authority that could have been delegated to the Special Committee, and authorized the Special Committee, to the fullest extent permitted by Delaware law, to exercise all of the powers and authority of the board of directors in the management of the business and affairs of HealthSouth when the board of directors was not in session. Mr. Owens resigned from the board of directors in October 2003. The Special Committee was disbanded effective December 29, 2005 following our 2005 Annual Meeting of Stockholders, at which meeting Mr. Scrushy was not elected as a member of the board of directors.

Of our current ten-person board of directors, nine members were added since March 2003: Steven R. Berrard (effective January 31, 2004), Edward A. Blechschmidt (effective January 31, 2004), Jay Grinney (effective May 10, 2004), Leo I. Higdon, Jr. (effective August 17, 2004), John E. Maupin, Jr. (effective August 17, 2004), Charles M. Elson (effective September 9, 2004), Yvonne Curl (effective November 18, 2004), L. Edward Shaw Jr. (effective June 29, 2005), and Donald L. Correll (effective June 29, 2005). Jon F. Hanson joined the board of directors on September 17, 2002, after the principal events previously under investigation by the SEC occurred. All members of our current board of directors other than Mr. Grinney, our CEO, qualify as “independent directors” under our Corporate Governance Guidelines. For more information about our directors, including the name of each independent director, see the section entitled “Directors and Executive Officers of the Registrant” in our 2006 proxy statement.

In addition to our new board of directors, since March 2003 we have recruited a new management team of experienced professionals, including the following new members of our senior management team:

•	Jay Grinney—President and Chief Executive Officer

•	Michael D. Snow—Executive Vice President and Chief Operating Officer

•	John L. Workman—Executive Vice President and Chief Financial Officer

•	John Markus—Executive Vice President and Chief Compliance Officer

•	Gregory L. Doody—Executive Vice President, General Counsel and Secretary

•	James C. Foxworthy—Executive Vice President and Chief Administrative Officer

•	R. Gregory Brophy—President, Diagnostic Division

•	Joseph T. Clark—President, Surgery Centers Division

•	Diane L. Munson—President, Outpatient Division

•	Mark J. Tarr—President, Inpatient Division

Except for Mr. Tarr, none of the members of our senior management team has been employed by HealthSouth in the past. In addition to our senior management team, we have substantially replaced and expanded the management of our accounting and finance, internal audit (including appointing an Inspector General), and compliance functions, and we have replaced or added key management personnel in each of our divisions.

In addition to replacing our board of directors and senior management team, we have made substantial changes to our corporate governance policies and practices. For example, we have developed internal governance devices including an annual calendar that specifies certain issues that must be reviewed by the board of directors and its committees, a decision protocol that defines the levels of expenditures above which approval must be sought from the board of directors, and comprehensive charters for the board of directors and each standing committee that detail their mission, organization, and principles of operation. We have also established a strong Code of Business Conduct as well as a set of implementing measures, including the designation of a chief compliance officer and extensive compliance training, to ensure that the standards are accepted and practiced by our employees. In addition, our directors are in regular contact with both our chief executive officer and our senior management team, and we believe we have established a governance culture that places a premium on informed director oversight of executive action and company behavior.

Recapitalization Transactions

On March 10, 2006, we completed the last of a series of recapitalization transactions (the “Recapitalization Transactions”) enabling us to prepay substantially all of our prior indebtedness and replace it with approximately $3 billion of new long-term debt. Although we remain highly leveraged, we believe these Recapitalization Transactions have eliminated significant uncertainty regarding our capital structure and have improved our financial condition in several important ways:

•

Reduced refinancing risk—The terms governing our prior indebtedness would have required us to refinance approximately $2.7 billion between 2006 and 2009, assuming all noteholders holding options to require us to repurchase their notes in 2007 and 2009 were to exercise those options. Under the terms governing our new indebtedness, we have minimal maturities until 2013 when our new term loans come due. The extension of our debt maturities has substantially reduced the risk and uncertainty associated with our near-term refinancing obligations under our prior debt.

•	Improved operational flexibility—We have negotiated new loan covenants with higher leverage ratios and lower interest coverage ratios. In addition, our new loan agreements increase our ability to enter into certain transactions (e.g. acquisitions and sale-leaseback transactions).

•	Increased liquidity—As a result of the Recapitalization Transactions, our revolving line of credit has increased by approximately $150 million. In addition, the increased flexibility provided by the covenants governing our new indebtedness will allow us greater access to our revolving credit facility than we had under our prior indebtedness.

•	Improved credit profile—By issuing $400 million in convertible perpetual preferred stock and using the net proceeds from that offering to repay a portion of our outstanding indebtedness and to pay fees and expenses related to such prepayment, we were able to reduce the amount we ultimately borrowed under the interim loan agreement. Accordingly, we have improved our capital structure. In addition, by increasing the ratio of our secured debt to unsecured debt, our capital structure is now closer to industry norms. Further, a substantial amount of our new indebtedness is prepayable without penalty, which will enable us to reduce debt and interest expense as operating and non-operating cash flows allow without the substantial cost associated with the prepayment of our prior public indebtedness.

•	Reduced interest rate exposure—By completing the Recapitalization Transactions we have taken advantage of current interest rates, which are relatively low compared to historical rates, and eliminated the need to refinance our debt over the next four years in what we perceive to be a rising interest-rate environment. In addition, we have entered into an interest rate swap to reduce our variable rate debt exposure.

The Recapitalization Transactions included (1) entering into credit facilities that provide for extensions of credit of up to $2.55 billion of senior secured financing, (2) entering into an interim loan agreement that provides us with $1.0 billion of senior unsecured financing, (3) completing a $400 million offering of convertible perpetual preferred stock, (4) completing cash tender offers to purchase $2.03 billion of our previously outstanding senior notes and $319 million of our previously outstanding senior subordinated notes and consent solicitations with respect to proposed amendments to the indentures governing each outstanding series of notes, and (5) prepaying and terminating our Senior Subordinated Credit Agreement, our Amended and Restated Credit Agreement, and our Term Loan Agreement. In order to complete the Recapitalization Transactions, we also entered into amendments, waivers, and consents to our prior senior secured credit facility, $200 million senior unsecured term loan agreement, and $355 million senior subordinated credit agreement.

We used a portion of the proceeds of the loans under the new senior secured credit facilities, the proceeds of the interim loans, and the proceeds of the $400 million offering of convertible perpetual preferred stock, along with cash on hand, to prepay substantially all of our prior indebtedness and to pay fees and expenses related to such prepayment and the Recapitalization Transactions. The remainder of the proceeds and availability under the senior secured credit facilities are expected to be used for general corporate purposes. In addition, the letters of credit issued under the revolving letter of credit subfacility and the synthetic letter of credit facility, each described below, will be used in the ordinary course of business to secure workers’ compensation and other insurance coverages and for general corporate purposes. We anticipate refinancing the $1 billion interim loans in the second quarter or third quarter of 2006 through an issuance of high-yield debt securities.

In addition, on March 10, 2006, we announced the results of our cash tender offers and consent solicitation. As of the expiration of the tender offers, approximately $2.0 billion in aggregate principal amount of our senior notes, representing 98.4% of the senior notes, and approximately $289.0 million in aggregate principal amount of our senior subordinated notes, representing 90.5% of the senior subordinated notes, were validly tendered for purchase and not withdrawn, and we accepted such notes for purchase. The aggregate purchase price, including accrued and unpaid interest and the consent payment, was approximately $2.5 billion.

Credit Agreement

On March 10, 2006, we entered into a credit agreement (the “Credit Agreement”) with a consortium of financial institutions (collectively, the “Lenders”), JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent (“JPMorgan”), Citicorp North America, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as co-syndication agents, and Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P. and Wachovia Bank, National Association, as co-documentation agents.

The Credit Agreement provides for extensions of credit of up to $2.55 billion of senior secured financing. The $2.55 billion available under the Credit Agreement includes (1) a six-year $400 million revolving credit facility (the “Revolving Loans”), with a revolving letter of credit subfacility and swingline loan subfacility, (2) a six-year $100 million synthetic letter of credit facility and (3) a seven-year $2.05 billion term loan facility (the “Term Loans”). The Term Loans amortize in quarterly installments, commencing with the quarter ending on September 30, 2006, equal to 0.25% of the original principal amount thereof, with the balance payable upon the final maturity. The Term Loans and, prior to the “Leverage Pricing Date” (as defined in the Credit Agreement), the Revolving Loans bear interest (1) if we have received an initial corporate credit rating after entering into the Credit Agreement of B+ or better by S&P and B1 or better by Moody’s (in each case with at least a stable outlook), at a rate of, at our option, (a) LIBOR, adjusted for statutory reserve requirements (“Adjusted LIBOR”), plus 2.50% or (b) 1.50% plus the higher of (i) the federal funds rate plus 0.50% and (ii) JPMorgan’s prime rate, (2) if we have received an initial corporate credit rating after entering into the Credit Agreement of B or better by S&P and B2 or better by Moody’s (in each case with at least a stable outlook), at a rate of, at our option, (a) Adjusted LIBOR plus 2.75% or (b) 1.75% plus the higher of (i) the federal funds rate plus 0.50% and (ii) JPMorgan’s prime rate or (3) if we have not received an initial corporate credit rating from either or both of S&P and Moody’s after entering into the Credit Agreement, or have not received an initial corporate credit rating of at least B by S&P and B2 by Moody’s (in each case with at least a stable outlook), at a rate of, at our option, (a) Adjusted LIBOR plus 3.25% or (b) 2.25% plus the higher of (i) the federal funds rate plus 0.50% and (ii) JPMorgan’s prime rate. After the Leverage Pricing Date, the revolving loans will bear interest at a rate of, at our option, (1) Adjusted LIBOR or (2) the higher of (a) the federal funds rate plus 0.50% and (b) JPMorgan’s prime rate, in each case, plus an applicable margin that varies depending upon our leverage ratio and our initial corporate credit rating after entering into the Credit Agreement.

The Credit Agreement contains customary representations, warranties, and affirmative and negative covenants. The Credit Agreement also includes customary events of default, including, without limitation, payment defaults, cross-defaults to other material indebtedness and bankruptcy-related defaults. If any “event of default” (as defined in the Credit Agreement) occurs and is continuing, JPMorgan may, and at the request of the required Lenders will, terminate the commitments and declare all of the amounts owed under the Credit Agreement to be immediately due and payable.

Pursuant to a Collateral and Guarantee Agreement (the “Collateral and Guarantee Agreement”), dated as of March 10, 2006, between us, our subsidiaries identified therein (collectively, the “Subsidiary Guarantors”) and JPMorgan, our obligations under the Credit Agreement are (1) secured by substantially all of our assets and the assets of the Subsidiary Guarantors and (2) guaranteed by the Subsidiary Guarantors. In addition to the Collateral and Guarantee Agreement, we and the Subsidiary Guarantors agreed to enter into mortgages with respect to certain of our material real property (excluding real property owned by the surgery centers division or otherwise subject to preexisting liens and/or mortgages) in connection with the Credit Agreement. Our obligations under the Credit Agreement will be secured by the real property subject to such mortgages.

Interim Loan Agreement

On March 10, 2006, we and the Subsidiary Guarantors also entered into the Interim Loan Agreement (the “Interim Loan Agreement”) with a consortium of financial institutions (collectively, the “Interim Lenders”), Merrill Lynch Capital Corporation, as administrative agent (“Merrill”), Citicorp North America, Inc. and

JPMorgan, as co-syndication agents, and Deutsche Bank AG Cayman Islands Branch, Goldman Sachs Credit Partners L.P. and Wachovia Bank, National Association, as co-documentation agents. The Interim Loan Agreement provides us with $1 billion of senior unsecured interim financing. The loans under the Interim Loan Agreement will mature on March 10, 2007 (the “Initial Maturity Date”). Any Interim Lender who has not been repaid in full on or prior to the Initial Maturity Date will have the option to receive exchange notes (the “Exchange Notes”) issued under an indenture (the “Exchange Note Indenture”) in exchange for the outstanding loan. If any such Lender does not exchange its loans for Exchange Notes on the Initial Maturity Date, the maturity date of the loans will automatically extend to March 10, 2014, prior to which such Lender may exchange its loans for Exchange Notes at any time. The proceeds of the loans under the Interim Loan Agreement were used to refinance a portion of our prior indebtedness and to pay fees and expenses related to such refinancing. Our obligations under the Interim Loan Agreement are guaranteed by the Subsidiary Guarantors.

Prior to the Initial Maturity Date, subject to certain agreed upon minimum and maximum rates, the loans will bear interest at a rate per annum equal to: (1) Adjusted LIBOR, plus 4.50% for the period following the closing date on March 10, 2006 and ending prior to September 10, 2006 and (2) Adjusted LIBOR plus 5.50% as of September 10, 2006 and an additional 0.50% at the end of each three-month period commencing on September 10, 2006 until but excluding the Initial Maturity Date. After the Initial Maturity Date, subject to certain agreed upon minimum and maximum rates, the loans that have not been repaid or exchanged for Exchange Notes will bear interest at the rate borne by the loans on the day immediately preceding the Initial Maturity Date plus 0.50% during the three-month period commencing on the Initial Maturity Date and an additional 0.50% at the beginning of each subsequent three-month period.

The Interim Loan Agreement contains representations and warranties, affirmative and negative covenants, and default and acceleration provisions that are substantially similar to the provisions contained in the Credit Agreement. However, following the Initial Maturity Date, most of the affirmative covenants will cease to apply to us or the Subsidiary Guarantors and the negative covenants and the default and acceleration provisions will be replaced by those contained in the Exchange Note Indenture (such provisions are customary for high yield transactions).

As described above, a portion of our proceeds from the series of Recapitalization Transactions were used to prepay substantially all of our prior indebtedness. Our prepayment of indebtedness included loans under the following agreements: (1) Senior Subordinated Credit Agreement, dated as of January 16, 2004, by and among us, the lenders party thereto, and Credit Suisse, as administrative agent and syndication agent (the “Senior Subordinated Credit Agreement”); (2) Amended and Restated Credit Agreement, dated as of March 21, 2005, by and among us, the lenders party thereto, JPMorgan, as administrative agent and collateral agent, Wachovia Bank, National Association, as syndication agent, and Deutsche Bank Trust Company Americas, as documentation agent (the “Amended and Restated Credit Agreement”); and (3) Term Loan Agreement, dated as of June 15, 2005, by and among us, the lenders party thereto, JPMorgan, as administrative agent, Citicorp North America, Inc., as syndication agent, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. as co-lead arrangers and joint bookrunners (the “Term Loan Agreement”).

Upon the closing of the Recapitalization Transactions on March 10, 2006, we prepaid and terminated the Senior Subordinated Credit Agreement, the Amended and Restated Credit Agreement, and the Term Loan Agreement. Descriptions of each of the terminated agreements follow.

Senior Subordinated Credit Agreement

On January 16, 2004, we entered into the $355 million Senior Subordinated Credit Agreement, which had an interest rate of 10.375% per annum, payable quarterly, with a 7-year maturity, callable after the third year with a premium.

On February 15, 2006, we entered into a consent and waiver (the “Consent”) to the Senior Subordinated Credit Agreement. Pursuant to the terms of the Consent, the “required lenders” (as defined in the Senior

Subordinated Credit Agreement) consented to the prepayment of all outstanding loans in full (together with all accrued and unpaid interest) on or prior to March 20, 2006 and waived certain provisions of the Senior Subordinated Credit Agreement to the extent such provisions prohibited such prepayment. Pursuant to the Consent, along with the payment-in-full of all principal amount of loans and accrued and unpaid interest thereon owed under the Senior Subordinated Credit Agreement, we paid a prepayment premium equal to 15.00% of the principal amount of the loans.

Amended and Restated Credit Agreement

The Amended and Restated Credit Agreement amended and restated the Credit Agreement dated as of June 14, 2002, as amended on August 20, 2002 (the “2002 Credit Agreement”), among us, the lenders from time to time party thereto, JPMorgan, as administrative agent, Wachovia Bank, National Association, as syndication agent, UBS Warburg LLC, ScotiaBanc, Inc., and Deutsche Bank AG, New York Branch, as co-documentation agents, and Bank of America, N.A., as senior managing agent.

Pursuant to the Amended and Restated Credit Agreement, the lenders converted $315 million in aggregate principal amount of the loans outstanding under the 2002 Credit Agreement into a senior secured term facility which would have matured on June 14, 2007 (the “Senior Term Loans”). Such maturity date for the Senior Term Loans, however, would have automatically been extended to March 21, 2010 in the event that (1) such extension became permitted under our Senior Subordinated Credit Agreement or (2) the Senior Subordinated Credit Agreement ceased to be in effect. The Senior Term Loans amortized in quarterly installments, commencing with the quarter ended on September 30, 2005, equal to 0.25% of the original principal amount thereof, with the balance payable upon the final maturity. Until we had obtained ratings from Moody’s and S&P, the Senior Term Loans carried interest, at our option, at a rate of (1) Adjusted LIBOR plus 2.50% or (2) 1.50% plus the higher of (a) the Federal Funds Rate plus 0.50% and (b) JPMorgan’s prime rate. After we had obtained such ratings, the Senior Term Loans carried interest, at our option, (1) at a rate of Adjusted LIBOR plus a spread ranging from 2.00% to 2.50%, depending on our ratings with such institutions or (2) at a rate of a spread ranging from 1.00% to 1.50%, depending on our ratings with such institutions, plus the higher of (a) the Federal Funds Rate plus 0.50% and (b) JPMorgan’s prime rate.

In addition, the Amended and Restated Credit Agreement made available to us a senior secured revolving credit facility in an aggregate principal amount of $250 million (the “Revolving Facility”) and a senior secured revolving letter of credit facility in an aggregate principal amount of $150 million (the “LC Facility”). The commitments under the Revolving Facility and the LC Facility would have expired, and all borrowings under such facilities would have matured, on March 21, 2010.

Pursuant to the Collateral and Guarantee Agreement (the “2005 Collateral and Guarantee Agreement”), dated as of March 21, 2005, between us and JPMorgan, our obligations under the Amended and Restated Credit Agreement were secured (1) by substantially all of our assets and (2) from and after the date on which the Restrictive Indentures (as defined in the Amended and Restated Credit Agreement) and the Senior Subordinated Credit Agreement permitted the obligations (or an amount thereof) to be guaranteed by or secured by the assets of certain of our existing and subsequently acquired or organized material subsidiaries by substantially all of the assets of such subsidiaries. The 2005 Collateral and Guarantee Agreement, along with the guaranty obligation made and the security interests granted therein terminated automatically upon the termination of the Amended and Restated Credit Agreement.

On February 22, 2006, we entered into an amendment and waiver (the “Waiver”) to the Amended and Restated Credit Agreement. Pursuant to the terms of the Waiver, the “required lenders” (as defined in the Amended and Restated Credit Agreement) waived, in the event that all the transactions contemplated by the Recapitalization Transactions did not occur substantially simultaneously, certain provisions of the Amended and Restated Credit Agreement, to the extent such waiver was required to permit us to apply 100% of the net proceeds of the issuance of the convertible perpetual preferred stock to the prepayment or repayment of other prior indebtedness. In connection with the Waiver, we paid to each lender executing the Waiver on or prior to 5:00 p.m., February 22, 2006, a waiver fee equal to 0.05% of the principal amount of such lender’s loans.

Term Loan Agreement

On June 15, 2005, we obtained a senior unsecured term facility consisting of term loans (the “Term Loan Agreement”) in an aggregate principal amount of $200 million (the “Term Loans”). The Term Loans initially carried interest at a rate of Adjusted LIBOR plus 5.0% per year (the “Initial Rate”) and thereafter, at our option, at a rate of (1) the Initial Rate or (2) 4.0% per year plus the higher of (a) JPMorgan’s prime rate and (b) the Federal Funds Rate plus 0.50%. The Term Loans would have matured in full on June 15, 2010.

On February 15, 2006, we entered into an amendment and waiver (the “Amendment”) to the Term Loan Agreement. Pursuant to the terms of the Amendment, the “required lenders” (as defined in the Term Loan Agreement) amended certain provisions of the Term Loan Agreement to the extent such provisions prohibited a prepayment of the loans thereunder prior to June 15, 2006. In connection with the Amendment, we paid to each lender executing the Amendment on or prior to 5:00 p.m., February 15, 2006, an amendment fee equal to 1.00% of the principal amount of such lender’s loans. In connection with the prepayment-in-full of the principal amount of loans and accrued and unpaid interest thereon owed under the Term Loan Agreement, we paid a prepayment fee equal to 2.00% of the aggregate principal amount of the prepayment.

The foregoing descriptions of each of the agreements referenced above are qualified in their entirety by the complete text of the agreements, which are referenced in Item 15, Exhibits and Financial Statement Schedules, and are incorporated herein by reference.

Status of Long-Term Indebtedness and Liquidity

The face value of our long-term debt (excluding notes payable to banks and others, noncompete agreements, and capital lease obligations) before and after the Recapitalization Transactions is summarized in the following table:

	As of December 31, 2005	As of March 10, 2006
	(In Thousands)
Revolving credit facility	$—	$50,000
Term loans	513,425	3,050,000
Bonds payable	2,720,907	80,101

	$3,234,332	$3,180,101

The following charts show our scheduled payments on long-term debt (excluding notes payable to banks and others, noncompete agreements, and capital lease obligations) for the next five years and thereafter before and after the above described Recapitalization Transactions. The charts also exclude the convertible perpetual preferred stock, which is described in Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

*	Interim Loan Agreement maturity, which is subject to automatic extension

As noted above, we have negotiated new debt covenants as part of the Recapitalization Transactions. These covenants include higher leverage ratios and lower interest coverage ratios. The following chart shows a comparison of these two restrictive covenants as of March 31, 2006 under our former Amended and Restated Credit Agreement and our new Credit Agreement:

Required Ratios at March 31, 2006
	New Credit Agreement	Former Amended and Restated Credit Agreement
Minimum interest coverage ratio	1.65 to 1.00	2.00 to 1.00
Maximum leverage ratio	7.25 to 1.00	5.50 to 1.00

As of December 31, 2005, we had approximately $175.5 million in cash and cash equivalents and $23.8 million in marketable securities. We also had approximately $242.5 million in “restricted cash,” which is cash we cannot use because of various obligations we have under lending agreements, partnership agreements, and other arrangements primarily related to our captive insurance company. For more information about our liquidity, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” Note 1, Summary of Significant Accounting Policies, Note 2, Liquidity, and Note 8, Long-term Debt, to our accompanying consolidated financial statements.

Securities Litigation Settlement

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

On February 22, 2006, we announced that we had reached a global, preliminary agreement in principle with the lead plaintiffs in the Stockholder Securities Action, the Bondholder Securities Action, and the derivative litigation, as well as with our insurance carriers, to settle claims filed in those actions against us and many of our former directors and officers. Under the proposed settlement, claims brought against the settling defendants will be settled for consideration consisting of HealthSouth common stock and warrants valued at approximately $215 million and cash payments by our insurance carriers of $230 million. In addition, we have agreed to give the class 25% of our net recovery from any future judgments won by us or on our behalf against Richard M. Scrushy, our former Chairman and Chief Executive Officer, Ernst & Young LLP, our former auditor, and certain affiliates of UBS Group, our former lead investment banker, none of whom are included in the settlement. The proposed settlement is subject to a number of conditions, including the successful negotiation of definitive documentation and final court approval. The proposed settlement does not include Richard M. Scrushy or any director or officer who has agreed to plead guilty or otherwise been convicted in connection with our former financial reporting activities.

There can be no assurances that a final settlement agreement can be reached or that the proposed settlement will receive the required court approval. For additional information about the Consolidated Securities Action, see Item 3, Legal Proceedings, “Securities Litigation.”

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

On December 30, 2004, we entered into a global settlement agreement (the “Settlement Agreement”) with the United States. This settlement was comprised of (1) the claims consolidated in the Devage case, which related to claims for reimbursement for outpatient physical therapy services rendered to Medicare, the TRICARE Management Activity (“TRICARE”), or United States Department of Labor (“DOL”) beneficiaries, (2) the submission of claims to Medicare for costs relating to our allegedly improper accounting practices, (3) the submission of other unallowable costs included in our Medicare Home Office Cost Statements and in our individual provider cost reports, and (4) certain other conduct (collectively, the “Covered Conduct”). The parties to this global settlement include us and the United States acting through the DOJ’s civil division, the HHS-OIG, the DOL through the Employment Standards Administration’s Office of Workers’ Compensation Programs, Division of Federal Employees’ Compensation (“OWCP-DFEC”), TRICARE, and certain other individuals and entities which had filed civil suits against us and/or our affiliates (those other individuals and entities, the “Relators”).

Pursuant to the Settlement Agreement, we agreed to make cash payments to the United States in the aggregate amount of $325 million, plus accrued interest from November 4, 2004 at an annual rate of 4.125%. The United States agreed, in turn, to pay the Relators the portion of the settlement amount due to the Relators pursuant to the terms of the Settlement Agreement. Through December 31, 2005, we have made payments of approximately $155 million (excluding interest), with the remaining balance of $170 million (plus interest) to be paid in quarterly installments ending in the fourth quarter of 2007.

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

The Settlement Agreement also provides for the release of HealthSouth by the HHS-OIG and OWCP-DFEC, and the agreement by the HHS-OIG and OWCP-DFEC to refrain from instituting, directing, or maintaining any administrative action seeking exclusion from Medicare, Medicaid, the FECA Program, the TRICARE Program, and other federal health care programs, as applicable, for the Covered Conduct. The DOJ continues to review certain other matters, including self-disclosures made by us to the HHS-OIG.

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

The December 2004 Corporate Integrity Agreement

On December 30, 2004, we entered into a new corporate integrity agreement (the “CIA”) with the HHS-OIG. This new CIA has an effective date of January 1, 2005 and a term of five years from that effective date. It incorporates a number of compliance program changes already implemented by us and requires, among other things, that not later than 90 days after the effective date we:

•	form an executive compliance committee (made up of our chief compliance officer and other executive management members), which shall participate in the formulation and implementation of HealthSouth’s compliance program;

•	require certain independent contractors to abide by our Standards of Business Conduct;

•	provide general compliance training to all HealthSouth personnel as well as specialized training to personnel responsible for billing, coding, and cost reporting relating to federal health care programs;

•	report and return overpayments received from federal health care programs;

•	notify the HHS-OIG of any new investigations or legal proceedings initiated by a governmental entity involving an allegation of fraud or criminal conduct against HealthSouth;

•	notify the HHS-OIG of the purchase, sale, closure, establishment, or relocation of any facility furnishing items or services that are reimbursed under federal health care programs; and

•	submit regular reports to the HHS-OIG regarding our compliance with the CIA.

On April 28, 2005, we submitted an implementation report to the HHS-OIG stating that we had, within the 90-day time frame, materially complied with the initial requirements of this new CIA.

The CIA also requires that we engage an Independent Review Organization (“IRO”) to assist us in assessing and evaluating: (1) our billing, coding, and cost reporting practices with respect to our inpatient rehabilitation facilities, (2) our billing and coding practices for outpatient items and services furnished by outpatient departments of our inpatient facilities and through other HealthSouth outpatient rehabilitation facilities; and (3) certain other obligations pursuant to the CIA and the Settlement Agreement. We have engaged PricewaterhouseCoopers LLP to serve as our IRO.

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

CV-03-J-0615-S (N.D. Ala.) (the “SEC Litigation”). That lawsuit alleges that HealthSouth and our former Chairman and Chief Executive Officer, Richard M. Scrushy, violated and/or aided and abetted violations of the antifraud, reporting, books-and-records, and internal controls provisions of the federal securities laws. The civil claims against Mr. Scrushy are still pending.

Under the terms of the SEC Settlement, we have agreed, without admitting or denying the SEC’s allegations, to be enjoined from future violations of certain provisions of the securities laws. We have also agreed to:

•	pay a $100 million civil penalty and disgorgement of $100 to the SEC in the following installments: $12,500,100 by October 15, 2005, $12.5 million by April 15, 2006, $25 million by October 15, 2006; $25 million by April 15, 2007, and $25 million by October 15, 2007;

•	retain a qualified governance consultant to perform a review of the adequacy and effectiveness of our corporate governance systems, policies, plans, and practices;

•	either (1) retain a qualified accounting consultant to perform a review of the effectiveness of our material internal accounting control structure and policies, as well as the effectiveness and propriety of our processes, practices, and policies for ensuring our financial data is accurately reported in our filed consolidated financial statements, or (2) within 60 days of filing with the SEC audited consolidated financial statements for the fiscal year ended December 31, 2005, including our independent auditor’s attestation on internal control over financial reporting, provide to the SEC all communications between our independent auditor and our management and/or Audit Committee from the date of the judgment until such report concerning our internal accounting controls;

•	provide reasonable training and education to certain of our officers and employees to minimize the possibility of future violations of the federal securities laws;

•	continue to cooperate with the SEC and the DOJ in their respective ongoing investigations; and

•	create, staff, and maintain the position of Inspector General within HealthSouth, which position shall have the responsibility of reporting any indications of violations of law or of HealthSouth’s procedures, insofar as they are relevant to the duties of the Audit Committee, to the Audit Committee.

We retained a qualified governance consultant to perform a review of the adequacy and effectiveness of our corporate governance systems, policies, plans, and practices, which review is now complete. The consultant’s report of that review concludes, among other things, that “[t]he company’s current practices, created by the new directors and executives, meet contemporary standards of corporate governance.” In addition, we have chosen to provide the SEC all communications between our independent auditor and our management and/or Audit Committee rather than retaining an accounting consultant to review the effectiveness of our internal controls. Further, we hired Shirley Yoshida, formerly Vice President, Internal Audit at Safeway Inc., to serve as our Inspector General and to lead our internal audit department. We continue to comply with the other terms of the SEC Settlement.

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

Our Business

We have spent more than three years responding to the various legal, financial, and operational challenges resulting from the financial fraud perpetrated by certain members of our prior management team. During that time we have also developed and begun implementation of a three-phase strategic plan to reposition HealthSouth as a leading provider of post-acute care and select ambulatory services. To achieve this goal we have established a multi-year operational plan that strives to improve our business in five key areas: revenue, cost, quality, people, and infrastructure.

In 2005, the first year of our strategic plan, we made improvements in each of the five key areas listed in our operational agenda:

•	Revenue—We helped advocate a slower phase-in of the 75% Rule and, we believe, outperformed the industry in mitigating the impact of the 75% Rule. We consolidated outpatient revenue centers and overhauled our outpatient sales and marketing function. We also piloted various new programs to enhance our marketing and have hired a new senior vice president to improve our managed care contracting function.

•	Cost—We substantially reduced unnecessary overhead expense and closed or sold under-performing facilities. We have also hired a new senior vice president to manage and streamline our supply chain. We will continue to work to reduce costs by reorganizing and flattening each operating division and implementing standardized labor management metrics and performance expectations. In addition, we are closely monitoring our business and will, when necessary, close or sell additional under-performing facilities.

•	Quality—We began an inpatient clinical information assessment, increased production of our AutoAmbulator, and participated in various clinical research projects. We are also working to enhance strong quality assurance programs within our facilities and divisions. We plan to supplement these programs by improving our company-wide quality agenda that will include standardized division-specific quality metrics and improved clinical information through the use of technology.

•	People—We completed our senior management team and hired a number of other management personnel. We also completed a human resources strategic plan and increased 401(k) contributions for our employees. Our goal is to build a culture of integrity, transparency, diversity, and excellence, while simplifying and flattening our organizational structure.

•	Infrastructure—We invested significant resources to evaluate and improve our financial, reporting, and compliance infrastructure, and will continue to invest heavily in our infrastructure throughout this turnaround period. Although our infrastructure needs further improvement in many areas, we are specifically focused on implementing required internal controls (e.g., compliance with Section 404 of the Sarbanes-Oxley Act of 2002), enhancing our financial infrastructure (e.g., improving financial and operational reporting and establishing a formal capital expenditure process and formal budget process), enhancing our management reporting capabilities (e.g., standardizing our monthly reporting and analysis, standardizing our financial projections, and implementing a faster month-end close), developing regulatory compliance programs, enhancing our information systems (e.g. upgrading our patient accounting systems), and implementing an information technology strategic plan.

We are now in the second year of our strategic plan. In our inpatient division, we remain committed to growth in the inpatient rehabilitation market and anticipate exploring both consolidation and new development opportunities as they arise. In addition, we are planning to expand the post-acute care services provided at or complementary to our inpatient facilities, such as long-term acute care, skilled nursing, and home health services. We continue to evaluate which services to expand, and we are analyzing recent proposed reimbursement changes, such as those affecting long-term acute care hospitals, as part of our evaluation process. In our outpatient divisions (surgery, outpatient rehabilitation, and diagnostic) we are (1) focusing on key markets, and where necessary, divesting under-performing facilities, (2) standardizing operating performance and implementing best practices across our divisions, and (3) exploring growth opportunities in both core markets and new markets. We also have received inquiries from parties interested in acquiring our diagnostic division and have hired an investment bank to assist us in evaluating those opportunities. As we continue to implement our strategic plan, we will evaluate the role of each division, including the diagnostic division, in that plan. Even if consistent with our strategic plan, an important consideration in our decision to divest any material asset from our portfolio would be whether the transaction would help to deleverage the company and add value for our stockholders.

Industry Trends

As a provider of rehabilitative health care, ambulatory surgery, and diagnostic services, our revenues and growth are affected by trends in health care spending. According to estimates published by CMS, the health care sector is growing faster than the overall economy. The United States’ estimated gross domestic product (“GDP”) was $12.5 trillion in 2005, representing a 6.1% increase since 2004, while national health care spending in 2005 was an estimated $2 trillion, representing a 7.4% increase over the prior year. Health care spending is expected to continue to grow as a percentage of GDP over the next ten years. CMS estimates that health care spending constituted 16.2% of GDP in 2005, up from 16% in 2004 and 13.8% in 2000. By 2015 health care spending is projected to reach $4 trillion, or 20% of GDP. The rate of health care spending growth is projected to remain relatively stable at an annual rate of 7.2% per year on average.

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

We believe that the aging of the U.S. population and the continuing growth in health care spending will increase demand for the types of services we provide. First, many of the health conditions associated with aging—such as strokes and heart attacks, neurological disorders, and diseases and injuries to the muscles, bones, and joints—will increase the demand for ambulatory surgery and rehabilitative services. Second, pressure from payors to provide efficient, high-quality health care services is forcing many procedures traditionally performed in acute care facilities out of the acute care environment. However, as discussed in this Item, “Sources of Revenues,” decreasing Medicare spending remains a major focus of the federal government and any reduction in reimbursement rates applicable to the services we provide will have a negative impact on our business.

Operating Divisions

We believe that demographics, regulation, payor pressures to reduce cost, technological advancements, and increased quality requirements will continue to fuel demand for our services because our post-acute and select ambulatory services are, on the whole, more cost effective. We believe we can take advantage of these health care trends in the markets we currently occupy as well as leverage our size and expertise to expand our services and increase our influence in new markets.

We currently provide various patient care services through four primary operating divisions and certain other services through a fifth division, which together correspond to our five reporting segments. Although we have no current plans to change our operating divisions, we are continually evaluating and looking to optimize our operational structure and the mix of services we provide, which may lead to future changes in our operating divisions. Our consolidated net operating revenues were $3.2 billion for the fiscal year ended December 31, 2005. We had a diversified payor mix across all our reporting segments, with Medicare representing the highest percentage of revenues.

For additional information regarding our business segments and related information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Segment Results of Operations,” and Note 25, Segment Reporting, to our accompanying consolidated financial statements.

Inpatient

We are the nation’s largest provider of inpatient rehabilitation services. Our inpatient division operates inpatient rehabilitation facilities (“IRFs”) and long-term acute care hospitals (“LTCHs”) and provides treatment on both an inpatient and outpatient basis. Our inpatient facilities are located in 28 states, with a concentration of facilities in Texas, Pennsylvania, Florida, Tennessee, and Alabama. We also have facilities in Puerto Rico and Australia.

As of December 31, 2005, our inpatient division operated 93 freestanding IRFs (65 of which are wholly owned and 28 of which are jointly owned). As of December 31, 2005, our inpatient division also operated 10 LTCHs (9 of which are wholly owned and 1 of which is jointly owned), 7 of which are freestanding and 3 of which are hospital-within-hospital facilities. As of December 31, 2005, our inpatient division also provided outpatient services through 101 facilities (81 of which are wholly owned and 20 of which are jointly owned) located within our IRFs or in satellite facilities near our IRFs. In addition to facilities in which we have an ownership interest, our inpatient division operated 14 inpatient rehabilitation units, 11 outpatient facilities, and 2 gamma knife radiosurgery centers through management contracts as of December 31, 2005.

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

Our inpatient division’s payor mix is weighted toward government-funded sources, particularly Medicare. For the years ended December 31, 2005, 2004, and 2003, Medicare represented 71.2%, 70.6%, and 71.1%, respectively, of the inpatient division’s net operating revenues, which totaled $1.8 billion, $2.0 billion, and $2.0 billion, respectively.

As discussed later in this Item, “Sources of Revenues,” two recent changes in regulations governing IRF reimbursement have combined to create a very challenging operating environment for our inpatient division. The first change occurred on May 7, 2004, when CMS issued a final rule stipulating revised criteria for qualifying as an IRF under Medicare. This rule, known as the “75% Rule,” has created significant volume volatility in our inpatient division. The second change, which became effective on October 1, 2005, relates to reduced unit pricing applicable to IRFs.

The volume volatility created by the 75% Rule has had a significantly negative impact on our inpatient division’s net operating revenues in 2005. Thus far, we have been able to partially mitigate the impact of the 75% Rule on our inpatient division’s operating earnings by implementing the following strategies:

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

In addition to the specific mitigation strategies discussed above, we are participating with the rest of the inpatient rehabilitation industry to sponsor research evaluating the efficacy of inpatient rehabilitative care and to inform Members of Congress and other government officials of the adverse effect of the 75% Rule on patients and providers.

The combination of volume volatility created by the 75% Rule and lower unit pricing resulting from recent changes to the prospective payment system applicable to IRFs reduced our operating earnings in 2005 and will have a continuing negative impact on our operating earnings in 2006. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information about the impact of these changes. In addition, because we receive a significant percentage of our revenues from our inpatient division, and because our inpatient division receives a significant percentage of its revenues from Medicare, our inability to achieve continued compliance with or continue to mitigate the negative effects of the 75% Rule could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Based on recent industry data, we believe the impact of the 75% Rule on the inpatient rehabilitation industry will be significantly greater than CMS estimated when the rule was promulgated. However, Congress has approved a one-year extension of the phase-in period for the 75% Rule and delayed implementation of the 65% compliance threshold until July 1, 2007. In addition, we believe that we are doing better than the industry as a whole in mitigating the effects of the 75% Rule. We anticipate growth in our inpatient division once the 75% Rule is fully implemented and the division’s operations are re-based to maximize admission of higher acuity compliant cases. In addition, we believe continued phase-in of the 75% Rule will cause certain competitors to exit the market which will create consolidation opportunities for us.

Surgery Centers

We operate one of the largest networks of ambulatory surgery centers (“ASCs”) in the United States. As of December 31, 2005, our surgery centers division provided ambulatory surgery services through 158 freestanding ASCs and 3 surgical hospitals in 35 states, with a concentration of centers in California, Texas, Florida, and North Carolina.

Our ASCs provide the facilities and medical support staff necessary for physicians to perform nonemergency surgical procedures. Our typical ASC is a freestanding facility with two to six fully equipped operating and procedure rooms and ancillary areas for reception, preparation, recovery, and administration. Each of our ASCs is licensed by the state and certified as a provider under federal programs, including Medicare and Medicaid. Our ASCs are available for use only by licensed physicians, oral surgeons, and podiatrists. To ensure consistent quality of care, each of our ASCs has a medical advisory committee that implements quality control procedures and reviews the professional credentials of physicians applying for medical staff privileges at the center. In addition, all but a few unique specialty centers are certified by the JCAHO.

Like most other ASCs, the majority of our centers are owned in partnership with surgeons and other physicians who perform procedures at the centers. As a result of increased competition in the ASC market and other factors, physicians are demanding increased ownership in ASCs. Consequently, we expect an increasing level of physician ownership in our ASCs, and thus our percentage ownership of centers within our ASC portfolio will decline over time. Currently, our ownership interest in centers within our ASC portfolio varies from 20% to 100%. Our average ownership is over 50%.

A critical component of this division’s performance depends upon our ability to periodically provide physicians who use our ASCs with the opportunity to purchase ownership interests in our ASCs. This so-called “resyndication” of ownership interests is important because it enables us to increase the ownership participation of physicians who use our ASCs as well as attract new physicians to our ASCs. Attracting new physician investors who intend to maintain an active practice promotes, we believe, partnership interest in and support for continuing investments in necessary facility improvements as well as a general focus on quality. Prior to 2005, we had difficulty resyndicating our ASCs primarily because we were unable to produce reliable financial statements for individual partnerships. We assembled a dedicated team of accountants, attorneys, and other specialists to expedite the resyndication effort and were able to achieve our resyndication objectives in 2005, although many of our resyndications were completed near the end of the year.

Our surgery centers division has a diversified payor mix with managed care and other discount plans representing the highest percentage. For the years ended December 31, 2005, 2004, and 2003, managed care and other discount plans represented 59.2%, 55.5%, and 55.1%, respectively, of the division’s net operating revenues, which totaled $773.4 million, $817.7 million, and $871.3 million respectively.

The ASC market continues to grow, due in part to improved anesthesia, new instrumentation, payor pressure to reduce costs, and other factors. Because the market is highly fragmented, however, it is highly competitive. We plan to combat this competition (1) by increasing our concentration in specific markets, (2) by affiliating with acute care networks in selected markets, (3) by leveraging the size of our network to realize improved operating efficiencies, increased marketing opportunities, and better payor contracting, and (4) by using technology such as standardized e-coding to improve division performance.

Outpatient

We are one of the largest operators of outpatient rehabilitation facilities in the United States. As of December 31, 2005, our outpatient division provided outpatient therapy through 620 facilities (576 of which are wholly owned and 44 of which are jointly owned). These facilities are located in 40 states, with a concentration of centers in Florida, Texas, New Jersey, Missouri, and Connecticut. In 2005, in part to focus operations on core markets and in part to divest under-performing facilities, the outpatient division closed 157 facilities and sold 10 facilities. We plan to begin exploring selected development opportunities in core markets in 2006.

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

Our outpatient division has a diversified payor mix with managed care and other discount plans representing the highest percentage. For the years ended December 31, 2005, 2004, and 2003, managed care and other discount plans represented 47.2%, 49.6%, and 44.6%, respectively, of the division’s net operating revenues, which totaled $379.4 million, $441.8 million, and $519.9 million, respectively.

Diagnostic

We are one of the largest operators of freestanding diagnostic imaging centers in the United States. As of December 31, 2005, our diagnostic division operated 85 diagnostic centers (78 of which are wholly owned and 7 of which are jointly owned) in 27 states and the District of Columbia, with a concentration of centers in Texas, Georgia, Alabama, Florida, and the Washington, D.C. area. In addition to the locations that provide diagnostic scanning services, there are also five electro-shock wave lithotripter units that began operating under our diagnostic division in 2005.

Our diagnostic centers provide outpatient diagnostic imaging services, including MRI services, CT services, X-ray services, ultrasound services, mammography services, nuclear medicine services, and fluoroscopy. We do not provide all services at all sites, although approximately 71% of our diagnostic centers are multi-modality centers offering multiple types of service. Our diagnostic centers provide outpatient diagnostic procedures performed by experienced radiological technologists. After the diagnostic procedure is completed, the images are reviewed by radiologists who have contracted with us. Those radiologists prepare an interpretation which is then delivered to the referring physician.

Our diagnostic division has a diversified payor mix with managed care and other discount plans representing the highest percentage. For the years ended December 31, 2005, 2004, and 2003, managed care and other discount plans represented 60.1%, 61.0%, and 63.5%, respectively, of the division’s net operating revenues, which totaled $226.5 million, $234.7 million, and $262.0 million, respectively.

Although the market for diagnostic services is highly competitive, we are expanding our focus on referring physicians outside of the orthopedic specialty to broaden our base of referrals. We also have received inquiries from parties interested in acquiring our diagnostic division and have hired an investment bank to assist us in evaluating those opportunities. As we continue to implement our strategic plan, we will evaluate the role of each division, including the diagnostic division, in that plan. Even if consistent with our strategic plan, an important consideration in our decision to divest any material asset from our portfolio would be whether the transaction would help to deleverage the company and add value for our stockholders.

Corporate and Other

This division comprises all revenue producing activities that do not fall within one of the four operating divisions discussed above, including other patient care services and certain non-patient care services.

•	Medical Centers. This category formerly included our acute care business which, for all practical purposes, we have now exited. Specifically, as described later in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Discontinued Operations,” we have signed an agreement to sell our acute care hospital located in Birmingham, Alabama. In addition, on January 4, 2006, we executed a letter of intent with an undisclosed party regarding the sale of the property and equipment which were to have comprised our Digital Hospital in Birmingham, Alabama. Any sale of the Digital Hospital will not involve conveyance of our interest in any certificate of need from our acute care hospital. The letter of intent expires, subject to certain conditions, on March 31, 2006 unless otherwise extended in accordance with the terms of the letter of intent. As of December 31, 2005, we had invested approximately $210 million in the Digital Hospital project. We have not signed a definitive agreement with respect to the Digital Hospital, and there can be no assurance any sale will take place. See Note 5, Property and Equipment, to our accompanying consolidated financial statements, for a discussion of the impairment charge we recognized in 2005 relating to the Digital Hospital. As of December 31, 2005, this “Medical Centers” category continues to include a physician practice located at the University of Miami Sports Center.

•	Other Patient Care Services. In some markets, we provide other limited patient care services. We evaluate market opportunities on a case-by-case basis in determining whether to provide additional services of these types. We may provide these services as a complement to our facility-based businesses or as stand-alone businesses.

•	Non-Patient Care Services. We also provide certain services that do not involve the provision of patient care, including the operation of the conference center located at our corporate campus, operation of medical office buildings, various corporate marketing activities, our clinical research activities, and other services that are generally intended to complement our patient care activities.

•	Corporate Functions. All our corporate departments and related overhead are contained within this division. These departments, which include among others accounting, communications, compliance, human resources, information technology, internal audit, legal, payor strategies, reimbursement, tax, and treasury, provide support functions to our operating divisions.

For the years ended December 31, 2005, 2004, and 2003, respectively, the division’s net operating revenues totaled $79.1 million, $85.5 million, and $80.2 million, respectively.

Competition

Inpatient

Our IRFs and LTCHs compete primarily with rehabilitation units and skilled nursing units, many of which are within acute care hospitals in the markets we serve. In addition, we face competition from large privately and publicly held companies such as Rehabcare Group, Inc., Select Medical Corporation, and Kindred Healthcare, Inc.

Some of these competitors may have greater patient referral support and financial and personnel resources in particular markets than we do. We believe we compete successfully within the marketplace based upon our size, reputation for quality, competitive prices, and positive rehabilitation outcomes.

Surgery Centers

We face competition from other providers of ambulatory surgical care in developing ASC joint ventures, acquiring existing centers, attracting patients, and negotiating managed care contracts in each of our markets. There are several publicly held companies, divisions or subsidiaries of publicly held companies, and several private companies that operate ASCs. Further, many physician groups develop ASCs without a corporate partner, utilizing consultants who typically perform management services for a fee and who may not require an ownership interest in the ongoing operations of the center. We believe that we compete effectively in this market because of our size, experience, and reputation for providing quality care.

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

Diagnostic

The market for diagnostic services is highly fragmented and highly competitive. Many physicians and physician groups have opened diagnostic facilities as an in-office ancillary service. Our diagnostic centers also compete with local hospitals, other multi-center imaging companies, and local independent diagnostic centers. Because of the age of equipment at many of our facilities, competition will become increasingly intense if we do not make substantial capital expenditures in future periods for the purchase of new equipment or the upgrading of existing equipment.

Other Competition

In some states where we operate, the construction or expansion of facilities, the acquisition of existing facilities, or the introduction of new beds or services may be subject to review by and prior approval of state regulatory agencies under a “certificate of need” program. Certificate of need laws often require the reviewing agency to determine the public need for additional or expanded health care facilities and services. Certificate of need laws generally require approvals for capital expenditures involving IRFs, LTCHs, acute care hospitals, and ASCs if such capital expenditures exceed certain thresholds. We potentially face competition any time we initiate a certificate of need project or seek to acquire an existing facility or certificate of need. This competition may arise either from competing national or regional companies or from local hospitals or other providers which file competing applications or oppose the proposed certificate of need project. The necessity for these approvals serves as a barrier to entry and has the potential to limit competition. We have generally been successful in obtaining certificates of need or similar approvals when required, although there can be no assurance that we will achieve similar success in the future.

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

	Year Ended December 31,
Source	2005	2004	2003
Medicare	47.5%	47.4%	44.6%
Medicaid	2.3%	2.4%	2.6%
Workers’ compensation	7.4%	8.1%	9.5%
Managed care and other discount plans	33.1%	31.8%	31.8%
Other third-party payors	5.4%	5.1%	6.5%
Patients	1.8%	3.0%	2.6%
Other income	2.5%	2.2%	2.4%

	100.0%	100.0%	100.0%

Medicare is a federal program that provides certain hospital and medical insurance benefits to persons aged 65 and over, some disabled persons, and persons with end-stage renal disease. Medicaid is a jointly administered federal and state program that provides hospital and medical benefits to qualifying individuals who are unable to afford health care.

Our facilities generally offer discounts from established charges to certain group purchasers of health care services, including Blue Cross and Blue Shield (“BCBS”), other private insurance companies, employers, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), and other managed care plans. These discount programs, which are often negotiated for multi-year terms, limit our ability to increase revenues in response to increasing costs.

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

Medicare Reimbursement

Medicare, through statutes and regulations, establishes reimbursement methodologies for various types of health care facilities and services. These methodologies have historically been subject to periodic revisions that can have a substantial impact on existing health care providers. In accordance with authorization from Congress, CMS makes annual upward or downward adjustments to Medicare payment rates in most areas. Frequently, these adjustments can result in decreases in actual dollars per procedure or a freeze in reimbursement despite increases in costs.

We expect that Congress and CMS will address reimbursement rates for a variety of health care settings over the next several years. Any downward adjustment to rates for the types of facilities that we operate could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

On August 12, 2005, CMS published its final rule for fiscal year 2006 acute care inpatient PPS payments. Acute care hospitals that report selected quality data will receive a 3.7% increase in payment rates under the inpatient PPS. Acute care hospitals that do not participate in the quality reporting initiative will receive only a 3.3% increase in payments. Because we receive very limited revenues from the acute care PPS, these changes are not material to us. The final rule also expands the number of DRGs that are subject to the post-acute transfer policy in order to reduce payment to acute care hospitals when the patient is prematurely transferred to a post-acute care setting. This transfer policy applies to 182 DRGs. This transfer policy has a direct impact on acute care hospital payments. In addition, the transfer policy indirectly affects our IRFs by changing the timing of when patients may be referred to our hospitals. At this time, we cannot determine whether the transfer policy will have a material adverse effect on net operating revenues in any of our facilities.

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

To qualify as an IRF under Medicare, a facility must show that a certain percentage of its patients are treated for at least one of a specified list of medical conditions. Under a May 7, 2004 CMS regulation, the “75% Rule” identifies the following 13 qualifying conditions:

•	stroke

•	spinal cord injury

•	congenital deformity

•	amputation

•	major multiple trauma

•	fracture of the femur (hip fracture)

•	brain injury

•	neurological disorders

•	burns

•	active, polyarthricular rheumatoid arthritis, psoriatic arthritis, and seronegative arthropathies

•	systemic vasculidities with joint inflammation

•	severe/advanced osteoarthritis involving two or more major weight-bearing joints (not counting joints with a prosthesis) with joint deformity, substantial loss of range of motion, and atrophy of muscles surrounding the joint

•	knee or hip joint replacement, with at least one of three specific circumstances

CMS established an initial phase-in period for compliance with the 75% Rule, as follows:

Cost Reporting Period	Minimum Qualifying Patient Mix	Patient Mix Affected
July 1, 2004—June 30, 2005	50%	Medicare or Total
July 1, 2005—June 30, 2006	60%	Medicare or Total
July 1, 2006—June 30, 2007	65%	Medicare or Total
July 1, 2007 and Thereafter	75%	Total

On February 8, 2006, the Deficit Reduction Act of 2005 was signed into law as Public Law 109-171. The legislation redefined the phase-in period for compliance with the 75% Rule. The following phase-in schedule is now applicable:

Cost Reporting Period	Minimum Qualifying Patient Mix	Patient Mix Affected
July 1, 2006—June 30, 2007	60%	Medicare or Total
July 1, 2007—June 30, 2008	65%	Medicare or Total
July 1, 2008 and Thereafter	75%	Total

Any IRF that fails to meet the requirements of the 75% Rule is subject to prospective reclassification as an acute care hospital. The effect of such reclassification would be to revert Medicare IRF-PPS payment rates to lower acute care payment rates for rehabilitative services (assuming that state certificate of need and licensing rules permit the use of the beds for acute care services).

Our inpatient division has begun to reduce or refocus admissions at most locations in response to the phase-in schedule for the 75% Rule. This has resulted in volume volatility that has had a significantly negative impact on our inpatient division’s net operating revenues in 2005. Thus far, we have been able to partially mitigate the impact of the 75% Rule on our inpatient division’s operating earnings by implementing the mitigation strategies discussed earlier in this Item, “Our Business—Operating Divisions.”

On August 15, 2005, CMS published a final rule, as amended by the subsequent correction notice published on September 30, 2005, that updates the IRF-PPS for the federal fiscal year 2006 (which covers discharges occurring on or after October 1, 2005 and on or before September 30, 2006). Although the final rule includes an overall market basket update of 3.6%, it makes several other adjustments that we estimate will result in a net reduction in reimbursement to us. For example, the final rule (1) reduces the standard payment rates by 1.9%, (2) implements changes to Case-Mix Groups, comorbidity tiers, and relative weights, (3) updates the formula for the low income patient payment adjustment, (4) adopts the new geographic labor market area definitions based on the definitions created by the Office of Management and Budget known as Core-Based Statistical Areas, (5) implements new and revised payment adjustments on a budget-neutral basis, (6) implements a new indirect medical education teaching adjustment, (7) increases the rural add-on to 21.3%, and (8) incorporates several other modifications to Medicare reimbursement for IRFs. Although CMS predicted that overall payments to IRFs nationwide would increase by 3.4%, we estimate that the revised IRF-PPS will reduce Medicare reimbursement to our IRFs by 3.5% to 4%, primarily owing to the changes to Case-Mix Groups, comorbidity tiers, and relative weights. We estimate this net impact on reimbursement will reduce our inpatient division’s net operating revenues by approximately $10 million per quarter for the first three quarters of 2006 as compared to 2005. These estimates do not take into account potential changes in our case-mix resulting from our compliance with the 75% Rule, which could have the effect of increasing the acuity of our case-mix and therefore reducing the overall net impact of the IRF-PPS changes.

The combination of volume volatility created by the 75% Rule and lower unit pricing resulting from recent IRF-PPS changes reduced our operating earnings in 2005 and will have a continuing negative impact on our operating earnings in 2006. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information about the impact of these changes. In addition, because we receive a significant percentage of our revenues from our inpatient division, and because our inpatient division receives a significant percentage of its revenues from Medicare, our inability to achieve continued compliance with or continue to mitigate the negative effects of the 75% Rule could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Although the 75% Rule and changes to IRF-PPS represent the most significant operating challenge to our inpatient division, other coverage policies can affect our operations. For example, Medicare providers like us can be negatively affected by the adoption of coverage policies, either at the national or local level, that determine whether an item or service is covered and under what clinical circumstances it is considered to be reasonable, necessary, and appropriate. In the absence of a national coverage determination, local Medicare fiscal intermediaries may specify more restrictive criteria than otherwise would apply nationally. For instance, Cahaba Government Benefit Administrators, the fiscal intermediary for many of our inpatient division facilities, has issued a local coverage determination setting forth very detailed criteria for determining the medical appropriateness of services provided by IRFs. Other Medicare fiscal intermediaries also have implemented local coverage rules. We cannot predict how these local coverage rules will affect us.

Long-Term Acute Care Hospitals. LTCHs provide medical treatment to patients with chronic diseases and/or complex medical conditions. In order for a facility to qualify as an LTCH, patients discharged from the facility in any given cost reporting year must have an average length-of-stay in excess of 25 days. Historically, LTCHs have been exempt from the acute care PPS and have received Medicare reimbursement on the basis of reasonable costs subject to certain limits. However, this cost-based reimbursement has been transitioning to a PPS system over a 5-year period which began for twelve-month periods beginning on or after October 1, 2002. Providers were given the option to transition into the full LTCH-PPS by receiving 100% of the federal payment rate at any time through the transition period. We have elected to receive the full federal payment rate for all of our LTCHs. Under the new LTCH-PPS system, Medicare classifies patients into distinct diagnostic groups (“LTC-DRGs”) based upon specific clinical characteristics and expected resource needs. The LTCH-PPS also provides for an adjustment for differences in area wages as well as a cost of living adjustment for LTCHs located in Alaska or Hawaii.

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

On May 6, 2005, CMS published a final rule regarding LTCH-PPS rate updates and policy changes effective for discharges on or after July 1, 2005. The final rule increases LTCH-PPS standard payment rates by 3.4% and adopts revised labor market area definitions based on the Core-Based Statistical Areas designated by the Office of Management and Budget using 2000 census data. The final rule also lowers the eligibility threshold for hospitals to qualify for outlier payments. On August 12, 2005, CMS published its final fiscal year 2006 acute care inpatient PPS update rule, which impacts LTCH relative weights and LTC-DRG assignments for the period October 1, 2005 through September 30, 2006. This final rule reduces total Medicare payments to us as a result of the impact of the relative weight calculations on our LTCH reimbursement. We estimate that both final rule revisions will cause a reduction in net operating revenues of approximately $2.5 million for the period affected.

On January 27, 2006, CMS issued proposed regulations that would update the annual payment rates under the LTCH-PPS for rate year 2007, which is effective for discharges occurring on or after July 1, 2006 through June 30, 2007. The proposal would (1) provide no market basket increase for rate year 2007, (2) substantially reduce Short Stay Outlier payments, (3) increase the High Cost Outlier threshold, reducing outlier payments, (4) phase-out the Surgical DRG exception for interrupted stays, (5) implements a new method to determine future market basket increases, (6) increase the labor-related share, and (7) make certain other payment policy changes that would impact the LTCH-PPS. CMS has predicted that overall payments to LTCHs nationwide would be decreased by 11.1%, or $362 million, under the proposed rule. We estimate that the impact on reimbursement would be a reduction in our inpatient division’s net operating revenues of approximately $5.3 million in the third and fourth quarters of 2006 combined and of approximately $10.6 million on an annualized basis.

CMS has contracted with the Research Triangle Institute, International (“RTI”) to analyze the feasibility of further defining “facility and patient criteria to ensure patients admitted to LTCHs are medically complex and have a good chance of improvement.” This study has the potential to develop new admission criteria that may create tighter restrictions on LTCH admissions similar to the “75% Rule.” While difficult to predict, these changes could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Ambulatory Surgery Centers. ASC services are reimbursed by Medicare based on prospectively determined rates. Surgical procedures approved by CMS for ASC reimbursement are classified into nine payment groups based on cost for facility reimbursement purposes. All approved surgical procedures within the same payment group are reimbursed at a single rate, adjusted by the location of the facility and applicable wage index. On May 4, 2005, CMS published an interim final rule updating the list of approved surgical procedures. The interim final rule, which became effective on July 1, 2005, deletes five approved procedures and adds 65 new procedures to the list of approved surgical procedures.

Other significant changes in ASC reimbursement have been adopted in recent years, and more are being contemplated. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”)

reduced the payment update for ASC services for fiscal year 2004, changed the update cycle from a fiscal year to a calendar year, and eliminated the updates for fiscal year 2005 through calendar year 2009. The MMA also directed HHS to implement a new payment system by 2008, taking into account a Government Accountability Office (“GAO”) report of ASCs to be completed by December 31, 2004. The report, which has not yet been issued, will examine the costs of providing the same services in ASCs versus hospital outpatient departments, the accuracy of ASC payment categories, and whether it would be appropriate to base a new ASC payment system upon the hospital outpatient system.

Both the Medicare Payment Advisory Commission (“Med PAC”) and the HHS-OIG have recommended greater coordination of payments for services performed in hospital outpatient departments (“HOPDs”) and those performed in ASCs. Such coordination could result in lower payments for certain procedures that receive higher reimbursement in ASCs than in a HOPD, but could result in higher reimbursement for those services currently priced lower in ASCs than in HOPDs. The Deficit Reduction Act of 2005 placed a cap on ASC payments paid above HOPD rates. The cap limits all ASC reimbursement that would otherwise exceed the HOPD payment to the amount of the HOPD price, effective for services furnished on or after January 1, 2007.

Further reductions in ASC Medicare reimbursement are possible. Any significant reductions in Medicare reimbursement could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Outpatient Rehabilitation. Most of our outpatient rehabilitation facilities are certified by Medicare. Therapy services are reimbursed by Medicare under the Physician Fee Schedule. A fixed fee is paid per reimbursable procedure performed. This fee is adjusted by the geographical area in which the facility is located. The Balanced Budget Act of 1997 changed the reimbursement methodology for Medicare Part B therapy services from cost based to fee schedule payments. It also established two types of annual per-beneficiary limitations on outpatient therapy services: (1) a $1,500 cap for all outpatient therapy services and speech language pathology services; and (2) a $1,500 cap for all outpatient occupational therapy services. Both of these amounts were indexed for inflation. The therapy caps do not apply to therapy services provided in hospital outpatient departments. Subsequent legislation suspended implementation of these caps through 2002. CMS began enforcing the therapy caps on September 1, 2003 (the inflation-adjusted amounts for 2003 were $1,590). The MMA suspended application of the therapy cap from the date of enactment (December 8, 2003) through calendar year 2005. Effective January 1, 2006, the therapy caps are effective and set at $1,740 per beneficiary per year. However, the Deficit Reduction Act of 2005 established an exception to the caps for medically necessary services for calendar year 2006. On February 15, 2006, CMS published procedures to implement the exception process. The process provides for two groups of exceptions, automatic and manual. Automatic exceptions, which do not require advance approval, apply to certain conditions or complexities that have a direct and significant effect on the need for additional therapy. CMS established a list of the diagnoses as well as certain clinically complex situations that qualify for automatic exceptions. Providers are required to document the basis for qualification for an exception. Manual exceptions require submission of a written request to the appropriate Medicare payment contractor (i.e., fiscal intermediary or carrier). If the patient has a condition or complexity that does not qualify for an automatic exception, but the treatment is considered to be medically necessary, the provider or beneficiary may request up to 15 treatment days of service beyond the cap. If, at the end of 10 business days after the request, the Medicare payment contractor has not responded, the exception is deemed approved. We anticipate these therapy caps will have a negative impact on net operating revenues in our outpatient division. The extent of that impact will depend on both the administration of the medical necessity exception process by CMS and the response of possible deferral of therapy treatment by Medicare patients subject to the cap.

Outpatient rehabilitation professional services are reimbursed under the Medicare Physician Fee Schedule. Under a final rule published November 21, 2005, CMS proposed a 4.4% across-the-board reduction in Medicare reimbursement for physician fee schedule services in calendar year 2006. The Deficit Reduction Act of 2005 blocks the fee reduction for 2006 and instead provides for a payment freeze for 2006. In the absence of further legislative action, however, additional reductions in Medicare reimbursement for services provided under the physician fee schedule are expected beginning in 2007 and beyond.

Diagnostic Facilities. Medicare allows diagnostic facilities that are independent of physician practices or hospitals to bill for approved diagnostic procedures as Independent Diagnostic Testing Facilities (“IDTFs”). Such procedures must be performed by licensed or certified nonphysician personnel under appropriate physician supervision or by physicians in accordance with detailed guidelines. IDTFs are reimbursed for approved tests with required physician orders on the basis of appropriate Current Procedural Terminology (“CPT”) codes under Medicare Part B. CPT reimbursement is geographically adjusted by CMS. Medicare uses the Physician Fee Schedule to pay for services provided in freestanding imaging centers. Each CPT code is assigned a set of relative value units (“RVUs”) that reflects the average time, effort, and practice costs (including a geographic adjustment) involved in performing a given procedure. Medicare payment amounts are based on a procedure’s total RVUs multiplied by a dollar conversion factor. Medicare makes payment determinations for diagnostic radiology procedures and imaging agents based on where the procedure is performed. More specifically, Medicare uses different payment methodologies for procedures performed in a hospital outpatient department versus an IDTF.

On November 21, 2005, CMS issued a final Physician Fee Schedule rule that reduces payment for the technical component of subsequent diagnostic imaging procedures performed in the same session on contiguous body areas. This reduction will be phased in over two years with a 25% reduction for the 2006 calendar year and a 50% reduction for the 2007 calendar year. Certain diagnostic tests conducted in IDTFs require multiple imaging procedures. Accordingly, this reduction could result in a significant reduction in IDTF Medicare reimbursement and may negatively affect our diagnostic division. The rule also called for a 4.4% across-the-board reduction in Medicare reimbursement for Physician Fee Schedule services in calendar year 2006. The Deficit Reduction Act of 2005 blocks the fee reduction for 2006 and instead provides for a payment freeze for 2006. In the absence of further legislative reforms, however, additional reductions in Medicare reimbursement for services provided under the Physician Fee Schedule are expected beginning in 2007 and beyond. The Deficit Reduction Act of 2005 also provides that payment rates for imaging services delivered in physician offices and independent diagnostic testing facilities may not exceed payment rates for identical imaging services delivered in hospital outpatient departments, effective for services furnished on or after January 1, 2007. Specifically, the technical component (including the technical component of the global fee) of a radiology service under the Physician Fee Schedule will be reduced if it exceeds (without regard to the geographic wage adjustment factor) the ambulatory payment classification reimbursement amount under the hospital outpatient prospective payment system (“OPPS”). Imaging services affected by this provision are: imaging and computer-assisted imaging services, including X-ray, ultrasound (including echocardiography), nuclear medicine (including positron emission tomography), magnetic resonance imaging, computed tomography, and fluoroscopy, but excluding diagnostic and screening mammography.

Hospital Outpatient Surgical Services. The Balanced Budget Act of 1997 authorized CMS to implement OPPS on July 1, 2000 for certain hospital outpatient services (excluding diagnostic laboratory services, ambulance services, orthotics, prosthetics, chronic dialysis, screening mammographies, and outpatient rehabilitation services). All services and items paid under the OPPS are classified into groups called Ambulatory Payment Classifications (“APCs”), with a per-service payment rate established for each APC. Our three surgical hospitals, which provide mostly outpatient surgical services, as well as our acute care hospital located in Birmingham, Alabama, are paid under the OPPS for outpatient surgical services.

On November 15, 2004, CMS published the 2005 OPPS final rule. The rule affected Medicare outpatient services furnished on or after January 1, 2005 and before January 1, 2006. The rate adjustments to the OPPS mainly affected the Birmingham Medical Center and our three surgical hospitals. The changes were expected to increase Medicare outpatient net operating revenues for these facilities.

On November 10, 2005, CMS published a final rule to update OPPS payment rates for calendar year 2006. CMS projects that the update will increase OPPS payments by 2.2% after taking into account changes in drug reimbursement. At this time, we are unable to quantify the impact this rule will have on our business.

Fiscal Year 2007 Proposed Budget. On February 6, 2006, President Bush proposed a federal budget for fiscal year 2007. Among other things, the budget would eliminate Medicare payment increases for IRFs, LTCHs, SNFs, and home health services for the 2007 fiscal year. In 2008 and 2009, the budget proposes that IRFs and certain other providers receive a Medicare payment update of market basket minus 0.4%. These provisions are expected to reduce Medicare IRF spending by $1.59 billion in fiscal years 2007 through 2011. The President’s budget also calls for reductions in Medicare payments to IRFs for hip and knee replacements to decrease variances in payments based on site of care. Specifically, for services provided to hip and knee replacement patients, the proposal would pay IRFs the average amount paid to skilled nursing facilities (“SNFs”), plus one third of the difference between the average IRF payment amount and the average SNF payment rate. Each of these budget recommendations requires Congressional approval, with the exception of those relating to LTCH reimbursement which can be implemented administratively. Any of these budget recommendations, if approved, could have an adverse effect on our future operating results and financial condition.

The proposed budget also proposes to phase out all Medicare bad debt reimbursement to providers between 2007 and 2011. If enacted, we estimate that this phase out would reduce our Medicare reimbursement by approximately $1.8 million. The President’s budget also proposes the enactment of legislation that would impose across-the-board spending reductions of 0.4% for all Medicare payment systems if: (1) general revenues are projected to exceed 45% of total Medicare financing and (2) Congress fails to act upon recommendations to reduce that percentage below 45%. The 0.4% reduction would grow annually as long as general revenues exceed 45% of total Medicare financing. Legislation would be necessary to enact both of these changes.

Medicaid Reimbursement

Medicaid programs are jointly funded by the federal and state governments. As the Medicaid program is administered by the individual states under the oversight of CMS in accordance with certain regulatory and statutory guidelines, there are substantial differences in reimbursement methodologies and coverage policies from state to state. Many states have experienced shortfalls in their Medicaid budgets and are implementing significant cuts in Medicaid reimbursement rates. Additionally, certain states control Medicaid expenditures through restricting or eliminating coverage of certain services. Continuing downward pressure on Medicaid payment rates could cause a decline in revenues.

Cost Reports

Because of our participation in the Medicare, Medicaid, and TRICARE programs, we are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require the submission of annual cost reports covering the revenue, costs, and expenses associated with the services provided by our inpatient and certain surgery center hospitals to Medicare beneficiaries and Medicaid recipients.

Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due HealthSouth under these reimbursement programs. These audits are used for determining if any under- or over-payments were made to these programs and to set payment levels for future years. In addition, as a result of the reconstruction of our accounting records we are reviewing previously submitted cost reports to ensure that they accurately reflect the revenue, costs, and expenses associated with services provided at our facilities. The majority of our revenues are derived from prospective payment system payments, and even if we amend previously filed cost reports we do not expect the impact of those amendments to materially affect our inpatient division or surgery centers division results of operations.

On December 30, 2004, we announced that HealthSouth had signed an agreement with CMS to resolve issues associated with various Medicare cost reporting practices. Subject to certain exceptions, the settlement provides for the release of HealthSouth by CMS from any obligations related to any cost statements or cost reports which had, or could have been submitted to CMS or its fiscal intermediaries by HealthSouth for cost reporting periods ended on or before December 31, 2003. The settlement provides that all covered federal cost reports be closed and considered final and settled. Open state Medicaid cost reports still are subject to potential audits as described above. See this Item, “Medicare Program Settlement.”

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

In addition, facilities must be “certified” by CMS to participate in the Medicare program and generally must be certified by Medicaid state agencies to participate in Medicaid programs. All of our inpatient facilities participate in (or are awaiting the assignment of a provider number to participate in) the Medicare program. As of December 31, 2005, approximately 92% of our outpatient therapy facilities (including outpatient rehabilitation facilities and other outpatient facilities) participate in, or are awaiting the assignment of a provider number to participate in, the Medicare program. Substantially all of our ASCs and diagnostic centers are certified (or are awaiting certification) under the Medicare program. Our Medicare-certified facilities undergo periodic on-site surveys in order to maintain their certification.

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

Certificates of Need

In some states where we operate, the construction or expansion of facilities, the acquisition of existing facilities, or the introduction of new beds or services may be subject to review by and prior approval of state regulatory agencies under “certificate of need” laws. Certificate of need laws often require the reviewing agency to determine the public need for additional or expanded health care facilities and services. Certificate of need laws generally require approvals for capital expenditures involving IRFs, LTCHs, acute care hospitals, and ASCs if such capital expenditures exceed certain thresholds. Most states do not require such approvals for outpatient rehabilitation, occupational health, or diagnostic facilities and services. However, any time a certificate of need is required, we must obtain it before acquiring, opening, reclassifying, or expanding a health care facility or starting a new health care program.

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

Corporate Integrity Agreement

As described in this Item, “Medicare Program Settlement,” we entered into a new corporate integrity agreement (“CIA”) in December 2004, which is effective for five years beginning January 1, 2005. Failure to meet our obligations under our CIA could result in stipulated financial penalties. Failure to comply with material terms, however, could lead to exclusion from further participation in federal health care programs, including Medicare and Medicaid, which currently account for a substantial portion of our revenues. See Note 21, Medicare Program Settlement, in the accompanying consolidated financial statements for a description of the accounting treatment of the settlement relating to this CIA. On April 28, 2005, we submitted an implementation report to the HHS-OIG stating that we had, within the 90-day time frame, materially complied with the initial requirements of this new CIA.

Relationships with Physicians and Other Providers

The Anti-Kickback Law. Various state and federal laws regulate relationships between providers of health care services, including employment or service contracts and investment relationships. Among the most important of these restrictions is a federal criminal law prohibiting (1) the offer, payment, solicitation, or receipt of remuneration by individuals or entities to induce referrals of patients for services reimbursed under the Medicare or Medicaid programs or (2) the leasing, purchasing, ordering, arranging for, or recommending the lease, purchase, or order of any item, good, facility, or service covered by such programs (the “Anti-Kickback Law”). In addition to federal criminal sanctions, including penalties of up to $50,000 for each violation plus tripled damages for improper claims, violators of the Anti-Kickback Law may be subject to exclusion from the Medicare and/or Medicaid programs. In 1991, the HHS-OIG issued regulations describing compensation arrangements that are not viewed as illegal remuneration under the Anti-Kickback Law (the “1991 Safe Harbor Rules”). The 1991 Safe Harbor Rules create certain standards (“Safe Harbors”) for identified types of compensation arrangements that, if fully complied with, assure participants in the particular arrangement that the HHS-OIG will not treat that participation as a criminal offense under the Anti-Kickback Law or as the basis for an exclusion from the Medicare and Medicaid programs or the imposition of civil sanctions.

The HHS-OIG closely scrutinizes health care joint ventures involving physicians and other referral sources for compliance with the Anti-Kickback Law. In 1989, the HHS-OIG published a Fraud Alert that outlined questionable features of “suspect” joint ventures, and has continued to rely on such Fraud Alert in later pronouncements. We currently operate some of our rehabilitation hospitals and outpatient rehabilitation facilities as general partnerships, limited partnerships, or limited liability companies (collectively, “partnerships”) with third-party investors, including other institutional health care providers but also including, in a number of cases, physician investors. Some of these partners may be deemed to be in a position to make or influence referrals to our facilities. Those partnerships that are providers of services under the Medicare program, and their owners, are subject to the Anti-Kickback Law. A number of the relationships we have established with physicians and other health care providers do not fit within any of the Safe Harbors. The 1991 Safe Harbor Rules do not expand the scope of activities that the Anti-Kickback Law prohibits, nor do they provide that failure to fall within a Safe Harbor constitutes a violation of the Anti-Kickback Law; however, the HHS-OIG has indicated that failure to fall within a Safe Harbor may subject an arrangement to increased scrutiny. While we do not believe that our rehabilitation facility partnerships engage in activities that violate the Anti-Kickback Law, there can be no assurance that such violations may not be asserted in the future, nor can there be any assurance that our defense against any such assertion would be successful.

Most of our ASCs are owned by partnerships, which include as partners physicians who perform surgical or other procedures at such centers. HHS has promulgated four categories of safe harbors under the Anti-Kickback Law for ASCs (the “ASC Safe Harbors”). Under the ASC Safe Harbors, ownership by a referring physician in a freestanding ASC will be protected if a number of conditions are satisfied. The conditions include the following:

•	The center must be ASC certified to participate in the Medicare program and its operating and recovery room space must be dedicated exclusively to the ASC and not a part of a hospital (although such space may be leased from a hospital if such lease meets the requirements of the safe harbor for space rental).

•	Each investor must be either (1) a physician who derived at least one-third of his or her medical practice income for the previous fiscal year or 12-month period from performing procedures on the list of Medicare-covered procedures for ASCs, (2) a hospital, or (3) a person or entity not in a position to make or influence referrals to the center, nor to provide items or services to the center, nor employed by the center or any investor.

•	Unless all physician-investors are members of a single specialty, each physician-investor must perform at least one-third of his or her procedures at the center each year. (This requirement is in addition to the requirement that the physician-investor has derived at least one-third of his or her medical practice income for the past year from performing procedures.)

•	Physician-investors must have fully informed their referred patients of the physician’s investment interest.

•	The terms on which an investment interest is offered to an investor are not related to the previous or expected volume of referrals, services furnished, or the amount of business otherwise generated from that investor to the entity.

•	Neither the center nor any other investor may loan funds to or guarantee a loan for an investor if the investor uses any part of such loan to obtain the investment interest.

•	The amount of payment to an investor in return for the investment interest is directly proportional to the amount of the capital investment (including the fair market value of any pre-operational services rendered) of that investor.

•	All physician-investors, any hospital-investor, and the center agree to treat patients receiving medical benefits or assistance under the Medicare or Medicaid programs.

•	All ancillary services performed at the center for beneficiaries of federal health care programs must be directly and integrally related to primary procedures performed at the center and may not be billed separately.

•	No hospital-investor may include on its cost report or any claim for payment from a federal health care program any costs associated with the center.

•	The center may not use equipment owned by or services provided by a hospital-investor unless such equipment is leased in accordance with an agreement that complies with the equipment rental safe harbor and such services are provided in accordance with a contract that complies with the personal services and management contracts safe harbor.

•	No hospital-investor may be in a position to make or influence referrals directly or indirectly to any other investor or the center.

Because we invest in each partnership that owns an ASC and often provide management and other services to the ASC, our arrangements with physician investors do not fit within the terms of the ASC Safe Harbors. In addition, because we do not control the medical practices of our physician investors or control where they perform surgical procedures, in some of our ASCs, the quantitative tests described above have not been met and/or will not be met in the future, and certain other conditions of the ASC Safe Harbors have not been or will not be satisfied. We cannot ensure that all physician-investors will perform, or have performed, one-third of their procedures at the ASC or have informed or will inform their referred patients of their investment interests. Accordingly, there can be no assurance that the ownership interests in some of our ASCs will not be challenged under the Anti-Kickback Law.

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

We have entered into agreements to manage many of our facilities that are owned by partnerships in which physicians have invested. A number of these agreements incorporate a percentage-based management fee. Although there is a safe harbor for personal services and management contracts, this safe harbor requires, among other things, that the aggregate compensation paid to the manager over the term of the agreement be set in advance. Because our management fee may be based on a percentage of revenues, the fee arrangement may not meet this requirement. However, we believe that our management arrangements satisfy the other requirements of the safe harbor for personal services and management contracts and that they comply with the Anti-Kickback Law. The HHS-OIG has taken the position that percentage-based management agreements are not protected by a safe harbor, and consequently, may violate the Anti-Kickback Law. On April 15, 1998, the HHS-OIG issued Advisory Opinion 98-4 which reiterates this proposition. This opinion focused on areas the HHS-OIG considers problematic in a physician practice management context, including financial incentives to increase patient referrals, no safeguards against overutilization, and incentives to increase the risk of abusive billing. The opinion reiterated that proof of intent to violate the Anti-Kickback Law is the central focus of the HHS-OIG. We have implemented programs designed to safeguard against overbilling and otherwise achieve compliance with the Anti-Kickback Law and other laws, but we cannot assure you that the HHS-OIG would find our compliance programs to be adequate.

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

Stark Prohibitions. The so-called “Stark II” provisions of the Omnibus Budget Reconciliation Act of 1993 amend the federal Medicare statute to prohibit the making by a physician of referrals for “designated health services” including physical therapy, occupational therapy, radiology services, or radiation therapy, to an entity in which the physician has an investment interest or other financial relationship, subject to certain exceptions. Such prohibition took effect on January 1, 1995 and applies to all of our partnerships with physician partners and to our other financial relationships with physicians. Final Phase II Stark Regulations were published in the Federal Register on March 26, 2004 and had an effective date of July 26, 2004. The final regulations substantially clarified recruitment arrangements among health care facilities, individual physicians, and group practices and addressed compensation arrangements with physicians.

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

Our lithotripsy units frequently operate on hospital campuses. CMS has indicated that lithotripsy services provided at a hospital would constitute “inpatient and outpatient hospital services” and thus would be subject to Stark II. However, a federal court decision does not support this interpretation. On January 3, 2003, CMS withdrew its appeal of Judge Henry Kennedy’s decision in American Lithotripsy Society and Urology Society of America v. Thompson, made in the Federal District Court for the District of Columbia. The Court of Appeals accepted the withdrawal, and, accordingly, the District Court decision is final. This order permanently enjoined CMS from implementing and enforcing its Stark II Regulations declaring lithotripsy a “designated health service.” However, according to CMS, even if lithotripsy provided under arrangement with a hospital is not a designated health service, this arrangement would result in an “indirect compensation relationship” between the urologist and the hospital with which the lithotripsy entity has an arrangement. Under that theory, referrals by the physician for designated health service other than lithotripsy (e.g. radiology, radiation oncology, etc.) are still prohibited unless the lithotripsy facility/hospital arrangement meets a Stark II exception. If Congress passes revised legislation on this topic, CMS adopts additional regulations or is otherwise successful in re-asserting its position on lithotripsy services and Stark, we would be forced to restructure many of our relationships for lithotripsy services at substantial cost.

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

HIPAA also contains certain administrative simplification provisions that require the use of uniform electronic data transmission standards for certain health care claims and payment transactions submitted or received electronically. HHS has issued regulations implementing the HIPAA administrative simplification provisions and compliance with these regulations became mandatory for our facilities on October 16, 2003. Although HHS temporarily agreed to accept noncompliant Medicare claims, CMS stopped processing non-HIPAA-compliant Medicare claims beginning October 1, 2005. We believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Hospital Within Hospital Rules

Effective October 1, 2004, CMS enacted final regulations that provide if a long-term acute care “hospital within hospital” has Medicare admissions from its host hospital that exceed 25% (or an adjusted percentage for certain rural or Metropolitan Statistical Area dominant hospitals) of its Medicare discharges for its cost-reporting period, the LTCH will receive an adjusted payment for its Medicare patients of the lesser of (1) the otherwise full payment under the LTCH-PPS or (2) a comparable payment that Medicare would pay under the acute care inpatient PPS. In determining whether an LTCH meets the 25% criterion, patients transferred from the host hospital that have already qualified for outlier payments at the acute host facility would not count as part of the host hospital’s allowable percentage. Cases admitted from the host hospital before the LTCH crosses the 25% threshold will be paid under the LTCH-PPS. Under the final regulation, this “25% Rule” is being phased in over a four year period which began on October 1, 2004.

Additionally, other excluded hospitals or units of a host hospital, such as inpatient rehabilitation facilities and/or units, must meet certain HIH requirements in order to maintain their excluded status and not be subject to Medicare’s acute care inpatient PPS.

The majority of our IRFs and LTCHs are freestanding facilities. As such, many of HealthSouth’s facilities are not subject to these rules. However, HIH rules are complex and there can be no assurance that future CMS interpretations will not adversely affect our facilities. HealthSouth’s “hospital within hospital” LTCH or inpatient competitors or their referral sources could refer a certain number of patients to free-standing facilities for LTCH or inpatient rehabilitation services in order to comply with this policy, and thus HealthSouth facilities may benefit from increased referrals.

Patient Safety and Quality Improvement Act of 2005

On July 29, 2005, the President signed the Patient Safety and Quality Improvement Act of 2005 which has the goal of reducing medical errors and increasing patient safety. This legislation establishes a confidential reporting structure in which providers can voluntarily report “Patient Safety Work Product” (“PSWP”) to “Patient Safety Organizations.” Under the system, PSWP is made privileged, confidential, and legally protected from disclosure. PSWP does not include medical, discharge, or billing records or any other original patient or provider records but does include information gathered specifically in connection with the reporting of medical errors and improving patient safety. This legislation does not preempt state or federal mandatory disclosure laws concerning information that does not constitute PSWP. Patient Safety Organizations will be certified by the Secretary of HHS for three year periods after the Secretary develops applicable certification criteria. Patient Safety Organizations will analyze PSWP, provide feedback to providers and may report non-identifiable PSWP to a database. In addition, these organizations are expected to generate patient safety improvement strategies. We are presently evaluating our participation in this voluntary reporting process.

Risk Management and Insurance

We insure a substantial portion of our professional, general liability, and workers’ compensation risks through a self-insured retention program implemented through HCS, Ltd., which is our wholly-owned offshore captive insurance subsidiary. HCS provides our first layer of insurance coverage for professional and general liability risks (up to $6 million per claim and $60 million in the aggregate per year) and workers’ compensation claims (between $250,000 and $1 million per claim, depending upon the state). We maintain professional and general liability insurance with unrelated commercial carriers for losses in excess of amounts insured by HCS. HealthSouth and HCS maintained reserves for professional, general liability, and workers’ compensation risks that totaled $214.9 million at December 31, 2005. Management considers such reserves, which are based on actuarially determined estimates, to be adequate for those liability risks. However, there can be no assurance that the ultimate liability will not exceed management’s estimates.

We also maintain director and officer, property, and other typical insurance coverages with unrelated commercial carriers. Our director and officer liability insurance coverage for our current officers and directors is in the amount of $200 million, which includes $50 million in coverage for individual directors and officers in circumstances where we are legally or financially unable to indemnify these individuals. Examples of a company’s inability to indemnify would include derivative suits, bankruptcy/financial restraints, and claims that are against public policy. Of the $200 million coverage, we have a self-insured retention of $10 million for claims against us.

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

While to date we have not had difficulty in obtaining director and officer liability insurance coverage for our current directors and officers, the premium costs associated with this coverage have been dramatically higher than in the years prior to March 2003. We believe we will be able to continue to secure comparable coverage for the coming insurance year. We anticipate that, although the premium costs associated with our director and officer liability insurance coverage will be reduced during the coming insurance year, such premium costs will remain higher than in the years prior to March 2003. Despite these increased premium costs, we do not believe these costs are material to our results of operation or financial condition.

Employees

As of December 31, 2005, we employed approximately 37,000 individuals, of whom approximately 24,000 were full-time employees. We are subject to various state and federal laws that regulate wages, hours, benefits, and other terms and conditions relating to employment. Except for approximately 96 employees at one IRF (about 20% of that facility’s workforce), none of our employees are represented by a labor union. We are not aware of any current activities to organize our employees at other facilities. We believe our relationship with our employees is satisfactory. Like most health care providers, our labor costs are rising faster than the general inflation rate. In some markets, the availability of nurses and other medical support personnel has become a significant operating issue to health care providers. To address this challenge, we are implementing initiatives to improve retention, recruiting, compensation programs, and productivity. The shortage of nurses and other medical support personnel, including physical therapists, may require us to increase utilization of more expensive temporary personnel.

Available Information

Our website address is www.healthsouth.com. We make available through our website the following documents, free of charge: our annual reports (Form 10-K), our quarterly reports (Form 10-Q), our current reports (Form 8-K), and any amendments we file with respect to any such reports promptly after we electronically file such material with, or furnish it to, the SEC. Please note, however, that we have not filed any quarterly reports for periods after September 30, 2002. In addition to the information that is available on our website, you may read and copy any materials we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, www.sec.gov, which includes reports, proxy, and information statements, and other information regarding us and other issuers that file electronically at the SEC.

Item 1A.	Risk Factors

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

A number of class action, derivative, and individual lawsuits have been filed against us, as well as certain of our past and present officers and directors, relating to, among other things, allegations of numerous violations of securities laws. Although we have reached a preliminary agreement in principle to settle these cases, there can be no assurances that a final settlement can be reached or that the proposed settlement will receive court approval. Substantial damages or other monetary remedies assessed against us could have a material adverse effect on our business, financial condition, results of operations, and cash flows. See Item 3, Legal Proceedings, for a discussion of these lawsuits.

Although we have entered into a settlement with various government agencies and other parties regarding our participation in federal health care programs, we remain a defendant in litigation relating to our participation in federal health care programs, and the outcome of these lawsuits may have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

CMS has been granted authority to suspend payments, in whole or in part, to Medicare providers if CMS possesses reliable information that an overpayment, fraud, or willful misrepresentation exists. If CMS suspects that payments are being or have been made as the result of fraud or misrepresentation, CMS may suspend payment at any time without providing us with prior notice. The initial suspension period is limited to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the HHS-OIG or the DOJ. Therefore, we are unable to predict if or when we may be subject to a suspension of payments by the Medicare and/or Medicaid programs, the possible length of the suspension period or the potential cash flow impact of a payment suspension. Any such suspension would adversely impact our business, financial condition, results of operations, and cash flows.

If the HHS-OIG determines we have violated federal laws governing kickbacks and self-referrals, it could impose substantial civil monetary penalties on us and could seek to exclude our provider entities from participation in the federal health care programs which would severely impact our financial condition and ability to continue operations.

If the HHS-OIG determines that we have violated the Anti-Kickback Law, the HHS-OIG may commence administrative proceedings to impose penalties under the Civil Monetary Penalties Law of up to three times the amount of damages and $11,000 per claim for each false or fraudulent claim allegedly submitted by us. If the

HHS-OIG determines that we have violated the federal Stark statute’s general prohibition on physician self-referrals (42 U.S.C. § 1395nn), it may impose a civil monetary penalty of up to $15,000 per service billed in violation of the statute.

The HHS-OIG has been granted the authority to exclude persons or entities from participation in the federal health care programs for a variety of reasons, including: (1) committing an act in violation of the Anti-Kickback Law, (2) submitting a false or fraudulent claim, (3) submitting a claim for services rendered in violation of the physician self-referral statute, or (4) violating any other provision of the Civil Monetary Penalties Law. Thus, if the HHS-OIG believes that we have submitted false or fraudulent claims, paid or received kickbacks, submitted claims in violation of the physician self-referral law, or committed any other act in violation of the Civil Monetary Penalties Law, the HHS-OIG could move to exclude our provider entities from participation in the federal health care programs.

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

As discussed in Item 3, Legal Proceedings, several of our current and former directors and officers have been sued based on allegations that they participated in accounting fraud and other illegal activities during periods ended March 18, 2003. Several of our insurance carriers have filed lawsuits against us and are attempting to have our director and officer liability policies that provide coverage for those claims voided or cancelled or have advised us that they do not intend to provide coverage with respect to those pending actions. We have reached a preliminary agreement in principle with our insurance carriers to resolve our claims against each other. In the proposed settlement, the carriers for three of our prior policy periods will contribute $230 million in cash toward the settlement of certain federal securities and derivative litigation. In our settlement discussions, our insurance carriers for these periods are demanding a full policy release of any future claims against the policies, in which event, we will not be able to rely on any additional insurance proceeds to fund any settlements, judgments, or indemnification claims relating to actions occurring on or prior to July 31, 2003. See Item 1, Business, “Securities Litigation Settlement.”

Under our bylaws and certain indemnification agreements, we may have an obligation to indemnify our current and former officers and directors. Although we contest the validity of his claim, Richard M. Scrushy recently requested that we reimburse him for costs relating to his criminal defense, which he estimates exceed $31 million. If the settlement described in Item 3, Legal Proceedings, “Insurance Coverage Litigation” is approved on the terms contained in the preliminary settlement, we will not have insurance to cover expenses incurred or liabilities imposed in connection with the pending actions against certain of our past and present directors and officers who we may be required to indemnify.

Risks Related to Our Financial Condition

We are highly leveraged. As a consequence, a substantial down-turn in earnings could jeopardize our ability to make our interest payments and could impair our ability to obtain additional financing, if necessary.

We are highly leveraged. As of December 31, 2005 we had approximately $3.4 billion of long-term debt outstanding. As discussed in Item 1, Business, “Recapitalization Transactions,” we have prepaid substantially all of our prior indebtedness with proceeds from a series of recapitalization transactions and replaced it with approximately $3 billion of new long-term debt. Although we remain highly leveraged, we believe these recapitalization transactions have eliminated significant uncertainty regarding our capital structure and have improved our financial condition by reducing our refinancing risk, increasing our liquidity, improving our operational flexibility, improving our credit profile, and reducing our interest rate exposure.

We are required to use a substantial portion of our cash flow to service our debt. A substantial down-turn in earnings could jeopardize our ability to make our interest payments and could impair our ability to obtain additional financing, if necessary. Certain trends in our business, including declining revenues resulting from the 75% Rule, acute care volume weakness, recent IRF-PPS changes, and continued weakness in our surgery centers division, have created a challenging operating environment, and future changes could place additional pressure on our revenues and cash flow. In addition, we are subject to numerous contingent liabilities and are subject to prevailing economic conditions and to financial, business, and other factors beyond our control. Although we expect to make scheduled interest payments and principal reductions, we cannot assure you that changes in our business or other factors will not occur that may have the effect of preventing us from satisfying obligations under our debt.

We have significant cash obligations relating to government settlements that, in addition to our indebtedness, may limit cash flow available for our operations and could impair our ability to service debt or obtain additional financing, if necessary.

In addition to being highly leveraged, we have significant cash obligations we must meet in the near future as a result of recent settlements with various federal agencies. Specifically, we are obligated to pay $170 million (plus interest) in quarterly installments ending in the fourth quarter of 2007 to satisfy our obligations under a settlement described in Item 1, Business, “Medicare Program Settlement.” Furthermore, we are obligated to pay $87.5 million to the SEC in four installments ending in the fourth quarter of 2007 to satisfy our obligations under a settlement described in Item 1, Business, “SEC Settlement.”

We likely will not apply to relist our common stock on a major securities exchange until the middle of 2006, and do not expect to be able to meet the registration requirements of the Securities Act until the first quarter of 2007, at the earliest. Until we are relisted on a major securities exchange, the prices at which our common stock trades in the over-the-counter market may be much more volatile than if it traded on a major securities exchange. Until we can meet the registration requirements of the Securities Act, our access to capital will be limited.

We do not expect to apply for relisting on a major securities exchange until the middle of 2006. While our common stock is quoted on the OTC Bulletin Board and in the Pink Sheets, there is currently only a limited trading market for our shares and the market price of these shares may be volatile for the foreseeable future. The limited trading market for our common stock may cause fluctuations in the price and volume of our shares to be more exaggerated than would occur on a major securities exchange. We cannot assure you that prior to relisting our shares on a major securities exchange, you will be able to sell shares of our common stock without a considerable delay or significant impact on the sale price.

In addition, it will likely be the first quarter of 2007, at the earliest, before we can meet the registration requirements of the Securities Act and thereby have access to public capital markets. Because our internal controls are still ineffective, it may be difficult to file our annual report on Form 10-K and quarterly reports on Form 10-Q for 2006 on a timely basis, which could extend the time it will take for us to satisfy the registration requirements of the Securities Act. Consequently, we will not have access to public capital markets until the first quarter of 2007, at the earliest, which will make it more difficult to grow our business.

We have determined that our internal controls are currently ineffective. The lack of effective internal controls could adversely affect our financial condition and ability to carry out our strategic business plan.

As discussed in Item 9A, Controls and Procedures, our new management team, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of HealthSouth’s internal controls. As of December 31, 2005, they concluded that HealthSouth’s disclosure controls and procedures, including HealthSouth’s internal control over financial reporting, were not effective. Although we have made improvements in our internal controls, if we are unsuccessful in our focused effort to permanently and effectively remediate the weaknesses in our internal control over financial reporting and to establish and maintain effective corporate governance practices, our financial condition and ability to carry out our strategic business plan, our ability to report our financial condition and results of operations accurately and in a timely manner, and our ability to earn and retain the trust of our patients, physician partners, employees, and security holders, could be adversely affected.

Risks Related to Our Business

The continuing time, effort, and expense relating to investigations and implementation of improved internal controls and procedures, may have an adverse effect on our business, financial condition, results of operations, and cash flows.

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

Current and prospective investors, patients, physician partners, and employees may react adversely to the continuing negative effects of the March 2003 crisis and the financial reporting and operational issues that were uncovered as a result of that crisis.

Our future success depends in large part on the support of our current and future investors, patients, physician partners, and employees. The various legal, financial, and operational challenges resulting from the financial fraud perpetrated by certain members of our prior management team has caused negative publicity, the delisting of our common stock from the NYSE, and has, and may continue to have, a negative impact on the market price of our securities. In addition, the reconstruction of our historical financial records has caused us to restate the financial statements of certain of our partnerships. While the process of communicating the effect of these restatement activities to our partners has begun, we anticipate the process of resolving issues arising from these restatements will continue at least through 2006, which may have a negative impact on our relationships with our current partners and may create an environment that is not conducive to attracting new partners. Finally, employees and prospective employees may factor in these considerations relating to our stability and the value of any equity incentives in their decision-making regarding employment opportunities.

If we fail to comply with the extensive laws and government regulations applicable to us, we could suffer penalties or be required to make significant changes to our operations.

We are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. These laws and regulations relate to, among other things:

•	licensure, certification, and accreditation,

•	coding and billing for services,

•	relationships with physicians and other referral sources, including physician self-referral and anti-kickback laws,

•	quality of medical care,

•	use and maintenance of medical supplies and equipment,

•	maintenance and security of medical records,

•	accuracy of billing operations, and

•	disposal of medical and hazardous waste.

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

In December 2004, we entered into a new corporate integrity agreement with the HHS-OIG to promote our compliance with the requirements of Medicare, Medicaid, and all other federal health care programs. Under that agreement, which is effective for five years from January 1, 2005, we are subject to certain administrative requirements and are subject to review of certain Medicare cost reports and reimbursement claims by an Independent Review Organization. Our failure to comply with the material terms of the corporate integrity agreement could lead to suspension or exclusion from further participation in federal health care programs, including Medicare and Medicaid, which currently account for a substantial portion of our revenues. Any of these sanctions would have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Reductions or changes in reimbursement from government or third-party payors could adversely affect our operating results.

We derive a substantial portion of our net operating revenues from the Medicare and Medicaid programs. In 2005, 47.5% of our consolidated net operating revenues was derived from Medicare, 2.3% was derived from Medicaid, 7.4% was derived from workers’ compensation plans, 33.1% was derived from managed care and other discount plans, 5.4% was derived from other third-party payors, 1.8% was derived from patients, and 2.5% was derived from other income. There are increasing pressures from many payors to control health care costs and to reduce or limit increases in reimbursement rates for medical services. Our operating results could be adversely affected by changes in laws or regulations governing the Medicare and Medicaid programs. See Item 1, Business, “Sources of Revenue.”

Historically, Congress and some state legislatures have periodically proposed significant changes in the health care system. Many of these changes have resulted in limitations on and, in some cases, significant reductions in the levels of, payments to health care providers for services under many government reimbursement programs. See Item 1, Business, “Regulation” for a discussion of potential changes to the health care system that could materially and adversely affect our business, financial condition, results of operations, and cash flows.

In particular, as discussed in Item 1, Business, “Sources of Revenues,” changes to the 75% Rule and IRF-PPS have combined to create a very challenging operating environment for our inpatient division. The volume volatility created by the 75% Rule has had a significantly negative impact on our inpatient division’s net operating revenues in 2005. Thus far, we have been able to partially mitigate the impact of the 75% Rule on our inpatient division’s operating earnings by implementing the mitigation strategies discussed in Item 1, Business, “Our Business—Operating Divisions.” However, the combination of volume volatility created by the 75% Rule and lower unit pricing resulting from IRF-PPS changes reduced our operating earnings in 2005 and will have a continuing negative impact on our operating earnings in 2006. See Item 7, Management’s Discussion and

Analysis of Financial Condition and Results of Operations, for additional information about the impact of these changes. In addition, because we receive a significant percentage of our revenues from our inpatient division, and because our inpatient division receives a significant percentage of its revenues from Medicare, our inability to achieve continued compliance with or continue to mitigate the negative effects of the 75% Rule could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our relationships with third-party payors, such as HMOs and PPOs, are generally governed by negotiated agreements. These agreements set forth the amounts we are entitled to receive for our services. We could be adversely affected in some of the markets where we operate if we are unable to negotiate and maintain favorable agreements with third-party payors. In addition, our third-party payors may, from time to time, request audits of the amounts paid to us under our agreements with them. We could be adversely affected in some of the markets where we operate and within certain of our operating divisions if the audits uncover substantial overpayments made to us. As part of the reconstruction of accounting records, we discovered the existence of substantial credit balances, which could represent posting errors, misapplied payments or overpayments due to patients and third-party payors, including the Medicare and Medicaid programs. We have reviewed these accounts to determine whether and to what extent we may be required to repay any of these credit balances to patients or third-party payors, including the Medicare and Medicaid programs. We could be adversely affected if the amount we are required to repay exceeds our current estimates.

The adoption of more restrictive Medicare coverage policies at the national and/or local levels could have an adverse impact on our ability to obtain Medicare reimbursement for inpatient rehabilitation services.

Medicare providers also can be negatively affected by the adoption of coverage policies, either at the national or local levels, describing whether an item or service is covered and under what clinical circumstances it is considered to be reasonable, necessary, and appropriate. In the absence of a national coverage determination, local Medicare fiscal intermediaries and carriers may specify more restrictive criteria than otherwise would apply nationally. For instance, Cahaba Government Benefit Administrators, the fiscal intermediary for many of our inpatient division facilities, has issued a local coverage determination setting forth very detailed criteria for determining the medical appropriateness of services provided by IRFs. We cannot predict whether other Medicare contractors will adopt additional local coverage determinations or other policies or how these will affect us.

Downward pressure on pricing from commercial and government payors may adversely affect the revenues and profitability of certain of our operations.

We have experienced downward pressure on prices in our markets, from both commercial and government payors, and we anticipate continuing price pressure in all our divisions. There can be no assurances that we will be able to maintain current prices in the face of continuing pricing pressures. We may be required to implement additional measures to mitigate these pressures and further enhance the efficiency of our operations or, in the alternative, dispose of inefficient operations. These pricing pressures have had, and if we are not successful in mitigating such pressures in the future, may continue to have, an adverse effect on the revenues and profitability of our surgery centers and our outpatient and diagnostic divisions, including certain operations which we are currently considering divesting. In the event that we decide to divest certain inefficient operations, we cannot assure you that we will be able to successfully do so at all, or on a timely basis or on terms acceptable to us. As discussed elsewhere in this report, we have signed an agreement to sell our acute care facility located in Birmingham, Alabama. That operation reported an approximate $35 million loss from operations, before provision for income tax expense, in 2005. This loss is included in our loss from discontinued operations (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the year ended December 31, 2005. In addition, we have received inquiries from parties interested in acquiring our diagnostic division. That operation represented approximately 7.1% of our consolidated net operating revenues for the year ended December 31, 2005. The diagnostic division’s operating loss for 2005 was approximately $1.0 million (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations). No final decision has been made with respect to the divestiture of our diagnostic division at this time.

Our facilities face national, regional, and local competition for patients from other health care providers.

We operate in a highly competitive industry. Although we are the largest provider of rehabilitative health care services, and one of the largest providers of ambulatory surgery and outpatient diagnostic services in the United States, in any particular market we may encounter competition from local or national entities with longer operating histories or other competitive advantages. There can be no assurance that this competition, or other competition which we may encounter in the future, will not adversely affect our business, financial condition, results of operations, or cash flows. In addition, weakening certificate of need laws in some states could potentially increase competition in those states.

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

At each of our facilities, our business could be adversely affected if a significant number of key physicians or a group of physicians:

•	terminate their relationship with, or reduced their use of, our facilities,

•	fail to maintain the quality of care provided or otherwise adhere to professional standards at our facilities, or

•	exit the market entirely.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located in Birmingham, Alabama, where we own and maintain a headquarters building of approximately 200,000 square feet located on an 85-acre corporate campus. In addition to our headquarters building, as of December 31, 2005 we leased or owned nearly 1,100 facilities through various consolidated entities to support our operations. Our leases generally have initial terms of 5 years, but range from 1 to 99 years. Most of our leases contain options to extend the lease period for up to 5 additional years. Our consolidated entities are sometimes responsible for property taxes, property and casualty insurance, and routine maintenance expenses. Other than our headquarters campus, our acute care hospital located in Birmingham, Alabama, and our Digital Hospital described below, none of our other properties is materially important. Each of our material properties is used by our corporate and other segment, except our Digital Hospital, which is not in use but is held by our corporate and other segment. We and our Subsidiary Guarantors have pledged substantially all of our property as collateral to secure the performance of our obligations under our Credit Agreement. . In addition, we and the Subsidiary Guarantors agreed to enter into mortgages with respect to certain of our material real property (excluding real property owned by the surgery centers division or otherwise subject to preexisting liens and/or mortgages) in connection with the Credit Agreement. Our obligations under the Credit Agreement will be secured by the real property subject to such mortgages. For additional information about our Credit Agreement, see Note 8, Long-term Debt, to our accompanying consolidated financial statements.

We also currently own, and from time to time may acquire, certain other improved and unimproved real properties in connection with our business. See Note 5, Property and Equipment, to our accompanying consolidated financial statements for more information about the properties we own and certain related indebtedness.

In 2005 we sold approximately $8.4 million in land and buildings, not including properties sold in connection with the sale of operating facilities. On July 20, 2005, we executed an asset purchase agreement with The Board of Trustees of the University of Alabama (the “University of Alabama”) for the sale of the real property, furniture, fixtures, equipment and certain related assets associated with our 219 licensed-bed acute care hospital located in Birmingham, Alabama. Simultaneously with the execution of this purchase agreement with the University of Alabama, we executed an agreement with an affiliate of the University of Alabama whereby this entity currently provides certain management services to our acute care hospital in Birmingham. On December 31, 2005, we executed an amended and restated asset purchase agreement with the University of Alabama. This amended and restated agreement provides that the University of Alabama will purchase our Birmingham acute care hospital and associated real and personal property as well as our interest in the gamma knife partnership associated with this hospital. We anticipate closing this transaction by the end of the first quarter of 2006. We will transfer the hospital and associated real and personal property at that time, but will transfer our interest in the gamma knife partnership at a later date. The proposed transaction also requires that we acquire and convey title to the University of Alabama for certain professional office buildings that we are currently leasing. Both the certificate of need under which the hospital currently operates, and the licensed beds operated by us at the hospital, will be transferred as part of the sale of the hospital under the amended and restated agreement. Upon consummation of the agreement with the University of Alabama, we would no longer have the ability to operate or sell the Digital Hospital project as an acute care hospital without obtaining an additional certificate of need or specific exception. On January 4, 2006, we executed a letter of intent with an undisclosed party regarding the sale of the property and equipment which were to have comprised our Digital Hospital in Birmingham, Alabama. Any sale of the Digital Hospital will not involve conveyance of our interest in any certificate of need from our acute care hospital located in Birmingham, Alabama. The letter of intent expires, subject to certain conditions, on March 31, 2006 unless otherwise extended in accordance with the terms of the letter of intent. As of December 31, 2005, we had invested approximately $210 million in the Digital Hospital project. We have not signed a definitive agreement with respect to the Digital Hospital, and there can be no assurance any sale will take place. See Note 5, Property and Equipment, to our accompanying consolidated financial statements, for a discussion of the impairment charge we recognized in 2005 relating to the Digital Hospital.

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

On April 10, 2003, the DOJ’s civil division notified us that it was expanding its investigation (which began with the lawsuit United States ex rel. Devage v. HealthSouth Corp., et al., C.A. No. SA-98-EA-0372-FV, filed in the United States District Court for the Western District of Texas, as discussed in Item 1, Business, “Medicare

Program Settlement”) into allegations of fraud associated with Medicare cost reports submitted by us for fiscal years 1995 through 2002. We subsequently received subpoenas from the Office of Inspector General (the “HHS-OIG”) of the United States Department of Health and Human Services (“HHS”) and requests from the DOJ’s civil division for documents and other information regarding this investigation. As described in Item 1, Business, “Medicare Program Settlement,” on December 30, 2004, we announced that we had entered into a global settlement agreement with the DOJ’s civil division and other parties to resolve the primary claims made in the Devage litigation, although the DOJ continues to review certain other matters, including self-disclosures made by us to the HHS-OIG.

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

Many of our former officers, including all five of our former chief financial officers, have pleaded guilty to federal criminal charges filed in connection with the investigations described above. These individuals pled guilty to a variety of charges, including securities fraud, accounting fraud, filing false tax returns, making a false statement to governmental authorities, falsifying books and accounts, wire fraud, conspiracy, and falsely certifying financial information to the SEC. One former executive was convicted on November 18, 2005 of criminal charges filed in connection with the accounting fraud investigation.

On October 26, 2005, a federal grand jury issued a superseding indictment against Richard M. Scrushy, former Alabama Governor Don Siegelman, and others, in which Mr. Scrushy is charged with three counts of bribery and mail fraud. We are cooperating with the Office of the United States Attorney on that matter.

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

On February 22, 2006, we announced that we had reached a global, preliminary settlement with the lead plaintiffs in the Stockholder Securities Action, the Bondholder Securities Action, and the derivative litigation, as well as with our insurance carriers, to settle claims filed in those actions against us and many of our former directors and officers. Under the proposed settlement, claims brought against the settling defendants will be settled for consideration consisting of HealthSouth common stock and warrants valued at approximately $215 million and cash payments by our insurance carriers of $230 million. In addition, we have agreed to give the class 25% of our net recovery from any future judgments won by us or on our behalf against Richard M. Scrushy, our former Chairman and Chief Executive Officer, Ernst & Young LLP, our former auditor, and certain affiliates of UBS Group, our former lead investment banker, none of whom are included in the settlement. The proposed settlement is subject to a number of conditions, including the successful negotiation of definitive documentation and final court approval. The proposed settlement does not include Richard Scrushy or any director or officer who has agreed to plead guilty or otherwise been convicted in connection with our former financial reporting activities.

There can be no assurances that a final settlement agreement can be reached or that the proposed settlement will receive the required court approval.

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

On November 24, 2004, an individual securities fraud action captioned Burke v. HealthSouth Corp., et al., 04-B-2451 (OES), was filed in the United States District Court of Colorado against us, some of our former directors and officers, and our former auditor. The complaint makes allegations similar to those in the Consolidated Securities Action and asserts claims under the federal securities laws and Colorado state law based on plaintiff’s alleged receipt of unexercised options and his open-market purchases of our stock. By order dated May 3, 2005, the action was transferred to the United States District Court for the Northern District of Alabama, where it remains pending.

Derivative Litigation

Between 1998 and 2004, a number of lawsuits purporting to be derivative actions (i.e., lawsuits filed by shareholder plaintiffs on our behalf) were filed in several jurisdictions, including the Circuit Court for Jefferson County, Alabama, the Delaware Court of Chancery, and the United States District Court for the Northern District of Alabama. Most of these lawsuits have been consolidated as described below:

•	All derivative complaints filed in the Circuit Court of Jefferson County, Alabama since 2002 have been consolidated and stayed in favor of the first-filed action captioned Tucker v. Scrushy, No. CV-02-5212, filed August 28, 2002. The Tucker complaint names as defendants a number of former HealthSouth officers and directors. Tucker also asserts claims on our behalf against Ernst & Young LLP, UBS Group, UBS Investment Bank, and UBS Securities, LLC, as well as against MedCenterDirect.com, Source Medical Solutions, Inc., Capstone Capital Corp., Healthcare Realty Trust, and G.G. Enterprises.

•	Two derivative lawsuits filed in the United States District Court for the Northern District of Alabama were consolidated under the caption In re HealthSouth Corp. Derivative Litigation, CV-02-BE-2565. The court stayed further action in this federal consolidated action in deference to litigation filed in state courts in Alabama and Delaware.

•	Two derivative lawsuits filed in the Delaware Court of Chancery were consolidated under the caption In re HealthSouth Corp. Shareholders Litigation, Consolidated Case No. 19896. Plaintiffs’ counsel in this litigation and in Tucker agreed to litigate all claims asserted in those lawsuits in the Tucker litigation, except for claims relating to an agreement to retire a HealthSouth loan to Richard M. Scrushy with shares of our stock (the “Buyback Claim”). On November 24, 2003, the court granted the plaintiffs’ motion for summary judgment on the Buyback Claim and rescinded the retirement of Scrushy’s loan. The court’s judgment was affirmed on appeal. We have collected a judgment of $12.5 million, net of attorneys’ fees awarded by the court. The plaintiffs’ remaining claims are being litigated in Tucker.

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

On January 3, 2006, the Alabama Circuit Court in the Tucker case granted the plaintiff’s motion for summary judgment against Mr. Scrushy on a claim for the restitution of incentive bonuses Scrushy received for years 1996 through 2002. Including pre-judgment interest, the court’s total award was approximately $48 million. The judgment does not resolve other claims brought by the plaintiff against Scrushy, which remain pending. On February 8, 2006, the Alabama Supreme Court stayed execution on the judgment and ordered briefing on whether or not the Alabama Circuit Court’s order was appropriate for certification as a final appealable order pursuant to Rule 54(b).

The plaintiffs in the Tucker action have reached a preliminary agreement in principle to settle their claims against many of our former directors and officers for $100 million in cash. This settlement amount is to be paid by our insurance carriers, and will be included in the aggregate cash payment of $230 million that is part of the proposed settlement of the Consolidated Securities Action. We are continuing to negotiate the other terms of a settlement with the other parties to this agreement; however, there can be no assurance that a final settlement agreement will be reached or that the proposed settlement will receive the required court approval.

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

ERISA Litigation

In 2003, six lawsuits were filed in the United States District Court for the Northern District of Alabama against us and some of our current and former officers and directors alleging breaches of fiduciary duties in connection with the administration of our Employee Stock Benefit Plan (the “ESOP”). These lawsuits have been consolidated under the caption In re HealthSouth Corp. ERISA Litigation, Consolidated Case No. CV-03-BE-1700-S (the “ERISA Action”). The plaintiffs filed a consolidated complaint on December 19, 2003 that alleges, generally, that fiduciaries to the ESOP breached their duties to loyally and prudently manage and administer the ESOP and its assets in violation of sections 404 and 405 of the Employee Retirement Income Security Act of 1974, 29 U.S.C. § 1001 et seq. (“ERISA”), by failing to monitor the administration of the ESOP, failing to diversify the portfolio held by the ESOP, and failing to provide other fiduciaries with material information about the ESOP. The plaintiffs seek actual damages including losses suffered by the plan, imposition of a constructive trust, equitable and injunctive relief against further alleged violations of ERISA, costs pursuant to 29 U.S.C. § 1132(g), and attorneys’ fees. The plaintiffs also seek damages related to losses under the plan as a result of alleged imprudent investment of plan assets, restoration of any profits made by the defendants through use of plan assets, and restoration of profits that the plan would have made if the defendants had fulfilled their fiduciary obligations. Pursuant to an Amended Class Action Settlement Agreement entered into on March 6, 2006, all parties have agreed to a global settlement of the claims in the ERISA Action. Under the terms of this settlement, Michael Martin, a former chief financial officer of the company, will contribute $350,000 to resolve claims against him, Richard Scrushy, former chief executive officer of the company, and our insurance carriers, will contribute $3.5 million to resolve claims against him, and HealthSouth and its insurance carriers will contribute $25 million to settle claims against all remaining defendants, including HealthSouth. In addition, if we recover any or all of the judgment against Mr. Scrushy for the restitution of incentive bonuses paid to him during 1996 through 2002, we will contribute the first $1 million recovered to the class in the ERISA Action. There can be no assurance that the settlement will be approved by an independent fiduciary appointed to review the settlement on behalf of the ESOP or that the settlement will receive the required court approval.

Insurance Coverage Litigation

In 2003, approximately 14 insurance companies filed complaints in state and federal courts in Alabama, Delaware, and Georgia alleging that the insurance policies issued by those companies to us and/or some of our directors and officers should be rescinded on grounds of fraudulent inducement. The complaints also seek a declaration that we and/or some of our current and former directors and officers are not covered under various insurance policies. These lawsuits challenge the majority of our director and officer liability policies, including our primary director and officer liability policy in effect for the claims at issue. Actions filed by insurance companies in the United States District Court for the Northern District of Alabama were consolidated for pretrial and discovery purposes under the caption In re HealthSouth Corp. Insurance Litigation, Consolidated Case No. CV-03-BE-1139-S. Four lawsuits filed by insurance companies in the Circuit Court of Jefferson County, Alabama have been consolidated with the Tucker case for discovery and other pretrial purposes. Cases related to insurance coverage that were filed in Georgia and Delaware have been dismissed. We have filed counterclaims against a number of the plaintiffs in these cases alleging, among other things, bad faith for wrongful failure to provide coverage. On February 22, 2006, we announced that we had reached a preliminary agreement in principle with our insurance carriers to resolve our claims against each other. In the proposed settlement, the carriers will contribute $230 million in cash toward the settlement of both the Consolidated Securities Action and the Tucker derivative litigation. However, there can be no assurances that a final settlement agreement can be reached.

Litigation by and Against Richard M. Scrushy

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

On December 9, 2005, Richard M. Scrushy filed a new complaint in the Circuit Court of Jefferson County, Alabama, captioned Scrushy v. HealthSouth, CV-05-7364. The complaint alleges that, as a result of Mr. Scrushy’s removal from the position of CEO in March 2003, we owe him “in excess of $70 million” pursuant to an employment agreement dated as of September 17, 2002. We have answered the complaint and filed counterclaims against Mr. Scrushy.

In addition, on or about December 19, 2005, Mr. Scrushy filed a demand for arbitration with the American Arbitration Association, supposedly pursuant to an indemnity agreement with us. The arbitration demand seeks to require us to pay expenses which he estimates exceed $31 million incurred by Mr. Scrushy, including attorneys’ fees, in connection with the defense of criminal fraud claims against him and in connection with a preliminary hearing in the SEC litigation.

In our counterclaim filed in the Alabama Circuit Court action, we have asked the court to prohibit Mr. Scrushy from having his claims resolved in arbitration, as opposed to a jury trial. After hearings on

January 4, 2006 and January 23, 2006, the Alabama Circuit Court denied our motion to stay and enjoin the arbitration. However, the court ordered Mr. Scrushy to terminate the arbitration and withdraw his demand for arbitration, but left him the option of beginning arbitration at a later date on further order of the court. The court also granted Scrushy the right to petition the court to lift the stay after pre-trial discovery had occurred in the court proceeding between us and Mr. Scrushy.

On or about February 6, 2006, Mr. Scrushy filed a motion with the Alabama Supreme Court asking it to direct the Alabama Circuit Court to vacate its order requiring Scrushy to withdraw his arbitration demand, and to direct the Alabama Circuit Court to dismiss our counterclaim for a declaratory judgment and end “any further exercise of jurisdiction over this arbitration matter.” Mr. Scrushy’s motion is still pending.

Litigation by Other Former Officers

On August 22, 2003, Anthony Tanner, our former Secretary and Executive Vice President—Administration, filed a petition in the Circuit Court of Jefferson County, Alabama, captioned In re Tanner, CV-03-5378, seeking permission to obtain certain information through the discovery process prior to filing a lawsuit. That petition was voluntarily dismissed with prejudice on August 11, 2004. On December 29, 2004, Mr. Tanner filed a lawsuit in the Circuit Court of Jefferson County, Alabama, captioned Tanner v. HealthSouth Corp., CV-04-7715, alleging that we breached his employment contract by failing to pay certain retirement benefits. The complaint requests damages, a declaratory judgment, and a preliminary injunction to require payment of past due amounts under the contract and reinstatement of the claimed retirement benefits. The parties have agreed to settle this case.

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

On August 30, 2004, we filed a collection action in the United States District Court for the Northern District of Alabama, captioned HealthSouth Corp. v. Daniel J. Riviere, CV-04-CO-2592-S, to collect unpaid loans in the original principal amount of $3,163,421 that we made to Daniel J. Riviere, our former President—Ambulatory Services Division, while he was a HealthSouth employee. Mr. Riviere filed a six-count counterclaim against us on April 5, 2005 seeking (1) severance benefits exceeding $2 million under a written employment agreement dated March 18, 2003, (2) a declaratory judgment that the noncompete clause in his employment agreement is void, (3) damages in an unspecified amount based on stock allegedly purchased and held by him in reliance on misrepresentations made by Richard M. Scrushy, (4) $500,000 in lost profits based allegedly on us forcing him to sell shares of our common stock after he was terminated, (5) damages in an unspecified amount based on our alleged conversion of the cash value of certain insurance policies after his termination, and (6) set off of any award from his counterclaim against unpaid loans we made to him. On April 5, 2005, Mr. Riviere commenced a Chapter 7 bankruptcy case in the U.S. Bankruptcy Court for the Northern District of Florida, Case No. 05-30718-LMK, and this lawsuit is stayed pending resolution of the bankruptcy proceedings. We entered into a settlement agreement with Mr. Riviere and his bankruptcy trustee settling the disputes made the subject of the lawsuit. Pursuant to the settlement agreement, Mr. Riviere has agreed to pay us $1.5 million, plus accrued interest at 6% per annum, within three years. The settlement was approved by the bankruptcy court on November 8, 2005.

On July 28, 2005, we filed a collection action in the Circuit Court of Jefferson County, Alabama captioned HealthSouth Corp. v. William T. Owens, CV-05-4420, to collect unpaid loans in the original principal amount of approximately $1.0 million that we made to William T. Owens, our former Chief Financial Officer, while he was a HealthSouth employee. On March 16, 2006, the trial court granted from the bench our motion for summary judgment against Mr. Owens for the balance of the outstanding company loans, plus attorneys’ fees, and a written order to that effect should be issued shortly.

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

Certain Regulatory Actions

The False Claims Act, 18 U.S.C. § 287, allows private citizens, called “relators,” to institute civil proceedings alleging violations of the False Claims Act. These so-called qui tam, or “whistleblower,” cases are sealed by the court at the time of filing. The only parties privy to the information contained in the complaint are the relator, the federal government, and the presiding court. We recently settled one qui tam lawsuit, Devage, which is discussed in Item 1, Business, “Medicare Program Settlement.” We are aware of one other qui tam lawsuit, Mathews, which is discussed below. It is possible that additional qui tam lawsuits have been filed against us and that we are unaware of such filings or have been ordered by the presiding court not to discuss or disclose the filing of such lawsuits. Thus, we may be subject to liability exposure under one or more undisclosed qui tam cases brought pursuant to the False Claims Act.

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

Americans with Disabilities Act Litigation

On April 19, 2001 a nationwide class action now captioned Michael Yelapi, et al. v. St. Petersburg Surgery Center, et al., Case No: 8:01-CV-787-T-17EAJ, was filed in the United States District Court for the Middle District of Florida alleging violations of the Americans with Disabilities Act, 42 U.S.C. § 12181, et seq. (the “ADA”) and the Rehabilitation Act of 1973, 92 U.S.C. § 792 et seq. (the “Rehabilitation Act”) at our facilities. The complaint alleges violations of the ADA and Rehabilitation Act for the purported failure to remove barriers and provide accessibility to our facilities, including reception and admitting areas, signage, restrooms, phones, paths of access, elevators, treatment and changing rooms, parking, and door hardware. As a result of these alleged violations, the plaintiffs sought an injunction ordering that we make necessary modifications to achieve compliance with the ADA and the Rehabilitation Act, as well as attorneys’ fees. We have entered into a settlement agreement with the plaintiffs that provides for inspection of our facilities and requires us to correct any deficiencies under the ADA and the Rehabilitation Act. The settlement agreement was approved by the court on December 29, 2005.

General Medicine, P.C. and Meadowbrook Actions

Pursuant to a Plan and Agreement of Merger dated February 17, 1997, Horizon/CMS Healthcare Corporation (“Horizon/CMS”) became a wholly owned subsidiary of HealthSouth Corporation. At the time of the merger, there was pending against Horizon/CMS in the United States District Court for the Eastern District of Michigan a lawsuit captioned General Medicine, P.C. v. Horizon/CMS Healthcare Corporation, CV-96-72624 (the “Michigan Action”). The complaint in the Michigan Action alleged that Horizon/CMS wrongfully terminated a contract with General Medicine, P.C. (“General Medicine”) for the provision of medical directorship services to long-term care facilities owned and/or operated by Horizon/CMS. Effective December 31, 2001, while the Michigan Action was pending, we sold all of our stock in Horizon/CMS to Meadowbrook Healthcare Corporation (“Meadowbrook”) pursuant to a Stock Purchase Agreement dated November 2, 2001. Pursuant to the Stock Purchase Agreement, Meadowbrook agreed to indemnify us against losses arising out of the historic and ongoing operations of Horizon/CMS. The Michigan Action was disclosed to Meadowbrook in the Stock Purchase Agreement.

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

On February 28, 2005, the General Medicine case was transferred to the Circuit Court of Jefferson County, Alabama, and assigned case number CV-05-1483. On May 9, 2005, the Meadowbrook case was transferred to the Circuit Court of Jefferson County, Alabama, and assigned case number CV-05-3042.

On July 26, 2005, we filed an Answer and Verified Counterclaim for Injunctive and Other Relief in the Meadowbrook case seeking a judgment requiring Meadowbrook to indemnify us against the claims asserted by General Medicine in its complaint and other relief based upon legal and equitable theories. In August of 2005, both sides filed motions for summary judgment in the Meadowbrook case based upon the express language of the indemnification provision in the Stock Purchase Agreement. On November 15, 2005, the court entered a final order determining that Meadowbrook is not contractually obligated under the Stock Purchase Agreement to indemnify us against the claims asserted by General Medicine in its complaint. The final order did not adjudicate our equitable claims against Meadowbrook which, if successful, would require Meadowbrook to pay our liability, if any, to General Medicine. On December 21, 2005, we filed an appeal of the court’s ruling that Meadowbrook has no contractual obligation to indemnify us under the Stock Purchase Agreement, captioned HealthSouth Corporation vs. Meadowbrook Healthcare, Inc., appeal no. 1050406 in the Supreme Court of Alabama.

On December 9, 2005, we filed a Motion to Consolidate the Meadowbrook case and the General Medicine case. On January 26, 2006, the court entered an order consolidating the two cases for purposes of discovery and pre-trial matters.

On December 9, 2005, we filed a First Amended Counterclaim asserting counterclaims against Meadowbrook, General Medicine and Horizon/CMS for fraud, injurious falsehood, tortious interference with business relations, bad faith, conspiracy, unjust enrichment, and other causes of action. The First Amended Counterclaim alleges that the Consent Judgment is the product of fraud, collusion and bad faith by Meadowbrook, General Medicine and Horizon/CMS and, further, that these parties are guilty of a conspiracy to manufacture a lawsuit against HealthSouth in favor of General Medicine and to divert the assets of Horizon/CMS to Meadowbrook and away from creditors, including HealthSouth.

For additional information about Meadowbrook, see Note 20, Related Party Transactions, to the accompanying consolidated financial statements.

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

On May 13, 2005, the Land Court ruled that we are entitled to a jury trial in the consolidated cases. SNH, HRES1, and HRPT have taken an interlocutory appeal from this order, and argument before the Massachusetts Supreme Judicial Court was held on March 7, 2006. The Supreme Judicial Court has not issued its order as of the date of this report. The consolidated Land Court cases have been stayed pending disposition of the appeal. The parties were still in the discovery phase of the proceedings at the time the stay came into effect.

In a related action, on November 2, 2004, we filed a lawsuit in the Commonwealth of Massachusetts, Middlesex County Superior Court, captioned HealthSouth Corporation v. HRES1 Properties Trust, Case No 04-4345, in response to our receipt of a notice from HRES1 purporting to terminate our lease governing the Braintree Rehabilitation Hospital in Braintree, Massachusetts and the New England Rehabilitation Hospital in

Woburn, Massachusetts due to our alleged failure to furnish quarterly and annual financial information pursuant to the terms of the lease. In the lawsuit, we seek a declaration that we are not in default of our obligations under the lease, as well as an injunction preventing HRES1 from terminating the lease, taking possession of the property on which the hospitals and facilities are located, and assuming or acquiring the hospital businesses and any licenses related thereto. We filed an amended complaint asserting violations of the Massachusetts unfair and deceptive business practices statute and adding HRPT as a party. On November 8, 2004, HRES1 and SNH, its parent, filed a counterclaim seeking a declaration that it lawfully terminated the lease and an order requiring us to use our best efforts to transfer the licenses for the hospitals and to continue to manage the hospitals during the time necessary to effect such transfer.

On September 25, 2005, the Superior Court granted SNH and HRES1’s motion for summary judgment on our requests for declaratory and injunctive relief, ruling that their termination of the lease was valid, and the Court granted HRPT’s motion to dismiss. On September 29, 2005, the Court, at SNH and HRES1’s request, appointed a receiver to hold the “net cash proceeds of operations” of the facilities during the pendency of the litigation.

On November 30 and December 9, 2005, the Court conducted a bench trial on the issues relating to the parties’ relationship post-termination. On January 12, 2006, the Court issued an order accepting HRES1’s construction that: (1) the lease requires us to use our best efforts to accomplish the license transfer while managing the facilities for HRES1’s account; and (2) since October 26, 2004 and until a successor operator assumes control over the facilities, HRES1 is entitled to the net cash proceeds of the hospitals after deducting direct operating expenses and a management fee equal to 5% of net patient revenues. A judgment reflecting this order was entered on January 18, 2006. The judgment required us to pay these amounts for the period from October 26, 2004 through January 18, 2006, within 15 days of the entry of judgment, or February 2, 2006. For future monthly periods, HealthSouth is obligated to pay the net cash proceeds to HRES1 within 15 days of the end of each month. We do not anticipate that these payments will be material to our results of operations or financial condition.

On January 24, 2006, we filed a Notice of Appeal from the judgment and all orders encompassed therein, including the order granting SNH and HRES1’s motion for summary judgment on the lease termination issue and their request for the appointment of a receiver. A hearing on the appeal has not yet been scheduled.

On January 31, 2006, the Superior Court denied our request to stay the judgment during the appeal, and, on February 2, 2006, a Single Justice of the Appeals Court also denied our request for a stay. Accordingly, we are cooperating with HRES1 regarding transfer of the licenses. In addition, through December 31, 2005, we have paid HRES1 a total of approximately $4.6 million for the net cash proceeds of the hospitals for the period between October 26, 2004 and December 31, 2005.

SNH, HRES1, and HRPT have recently filed motions seeking to require HealthSouth to pay their attorneys’ fees incurred in the Superior Court litigation. We have opposed these requests. A hearing on these motions is currently scheduled for April 11, 2006.

Other Litigation

On September 17, 1998, John Darling, who was one of the federal False Claims Act relators in the now-settled Devage case (see discussion in Item 1), filed a lawsuit captioned Darling v. HealthSouth Sports Medicine & Rehabilitation, et al., 98-6110-CI-20, in the Circuit Court for Pinellas County, Florida. The complaint alleges that Mr. Darling was injured while receiving physical therapy during a 1996 visit to a HealthSouth outpatient rehabilitation facility in Clearwater, Florida. The complaint was amended in December 2004 to add a punitive damages claim. This amended complaint alleges that fraudulent misrepresentations and omissions by us resulted in the injury to Mr. Darling. The court recently ordered the parties to participate in non-binding arbitration.

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

On June 2, 2003, Vanderbilt Health Services, Inc. and Vanderbilt University filed a lawsuit captioned Vanderbilt Health Services, Inc. and Vanderbilt University v. HealthSouth Corporation, Case No. 03-1544-III, in the Chancery Court for Davidson County, Tennessee. We are partners with the plaintiffs in a partnership that operates a rehabilitation hospital in Nashville, Tennessee. In the complaint, the plaintiffs allege that we violated the terms of a non-competition provision in the partnership agreement in connection with our purchase of a number of rehabilitation clinics in the Nashville area. Effective as of January 20, 2006, we settled this case and obtained a full and final release of all claims.

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

We held our first Annual Meeting of Stockholders since 2002 on December 29, 2005. At the annual meeting, the stockholders voted on the election of all ten directors and on a stockholder submitted proposal recommending the amendment of our bylaws to require the chairman of our board of directors to be an independent director, as defined in the proposal. The voting results at the annual meeting were as follows:

Proposal One, election of directors, which passed:

Name of Nominee	Votes For	Votes Withheld
Steven R. Berrard	347,667,377	11,072,428
Edward A. Blechschmidt	353,190,740	5,549,065
Donald L. Correll	353,070,714	5,669,091
Yvonne M. Curl	346,349,152	12,390,653
Charles M. Elson	354,027,434	4,712,371
Jay Grinney	353,397,813	5,341,992
Jon F. Hanson	347,389,459	11,350,346
Leo I. Higdon, Jr.	347,574,800	11,165,005
John E. Maupin, Jr.	353,374,009	5,365,796
L. Edward Shaw, Jr.	347,935,809	10,803,996

Proposal Two, stockholder proposal, which did not pass:

Votes For	Votes Against	Abstain	Broker Non-Votes
140,021,612	27,665,012	12,774,407	178,278,774

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The following table sets forth the high and low bid quotations per share of HealthSouth common stock as reported on the over-the-counter market from January 1, 2004 through December 31, 2005. The stock price information is based on published financial sources. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Market	High	Low
2004
First Quarter	OTC	$6.18	$3.76
Second Quarter	OTC	6.07	4.10
Third Quarter	OTC	6.41	5.02
Fourth Quarter	OTC	6.46	4.88
2005
First Quarter	OTC	$6.16	$5.18
Second Quarter	OTC	6.03	4.82
Third Quarter	OTC	5.69	4.02
Fourth Quarter	OTC	4.85	3.65

Holders

As of February 28, 2006, there were 398,229,960 shares of HealthSouth common stock issued and outstanding, net of treasury shares, held by approximately 8,581 holders of record.

Dividends

We have never paid cash dividends on our common stock, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, the terms of our new credit agreement and interim loan agreement restrict us from declaring or paying cash dividends on our common stock unless: (1) all term loans made to us under our interim loan agreement have been repaid or such dividend occurs after the first anniversary of the effective date of our credit agreement and interim loan agreement, (2) we are not in default under our credit agreement or interim loan agreement, and (3) the amount of the dividend, when added to the aggregate amount of certain other defined payments made during the same fiscal year, does not exceed certain maximum thresholds. We currently anticipate that any future earnings will be retained to finance our operations and reduce debt. However, as described below, our recently issued 6.50% Series A Convertible Perpetual Preferred Stock generally provides for the payment of cash dividends subject to certain limitations.

Recent Sales of Unregistered Securities

In 2005, we sold an aggregate of 50,000 shares of common stock to Joel C. Gordon, a former director, pursuant to the exercise of outstanding stock options in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The aggregate consideration for this sale was $247,000. In 2005 we issued 1,232,827 shares of restricted stock to various directors and executive officers in reliance on Section 4(2) of the Securities Act. There was no monetary consideration for the issuances of restricted stock.

In addition, on February 28, 2006, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with several investors, pursuant to which we sold 400,000 shares of 6.50% Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”) at a price per share of $1,000, for an aggregate purchase price of $400 million. We received approximately $388 million in net proceeds from this offering (after deducting the placement agents’ fees of $12 million paid to Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Deutsche Bank Securities Inc., Goldman Sachs & Co., and Wachovia Capital Markets, LLC and before deducting our estimated offering expenses). The offers and sales of the Series A Preferred Stock were made only to Qualified Institutional Buyers as such term is defined under Rule 144A promulgated by the SEC under the Securities Act and were deemed exempt from registration under the Securities Act, in reliance on Section 4(2) of the Securities Act and Rule 506 promulgated by the SEC under the Securities Act, as transactions not involving a public offering. As of February 28, 2006 there were 47 holders of record of the Series A Preferred Stock.

The Series A Preferred Stock is convertible, at the option of the holder, at any time into shares of our common stock at an initial conversion price of $6.10 per share, which is equal to an approximate conversion rate of 163.9344 shares of common stock per share of Series A Preferred Stock, subject to specified adjustments. On or after July 20, 2011, we may cause the shares of Series A Preferred Stock to be automatically converted into shares of our common stock at the conversion rate then in effect if the closing sale price of our common stock for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date we give the notice of forced conversion exceeds 150% of the conversion price of the Series A Preferred Stock.

Holders of Series A Preferred Stock are entitled to receive, when and if declared by our board of directors, cash dividends at the rate of 6.50% per annum on the accreted liquidation preference per share, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on July 15, 2006. If we are prohibited by the terms of our credit facilities, debt indentures or other debt instruments from paying cash dividends on the Series A Preferred Stock, we may pay dividends in shares of our common stock, or a combination of cash and shares of our common stock, if the shares of our common stock delivered as payment are freely transferable by the recipient thereof (other than by reason of the fact that the recipient is a HealthSouth affiliate) or if a shelf registration statement relating to that common stock is effective to permit the resale thereof. Shares of our common stock delivered as dividends will be valued at 95% of their market value. Unpaid dividends will accrete at an annual rate of 8.0% per year for the relevant dividend period and will be reflected as an accretion to the liquidation preference of the Series A Preferred Stock.

We applied the net proceeds from the issuance of the Series A Preferred Stock to prepay certain existing indebtedness and to pay associated transaction costs in connection with our recapitalization transactions.

The foregoing descriptions of the Series A Preferred Stock is qualified in its entirety by the complete text of the Certificate of Designation of 6.50% Series A Convertible Perpetual Preferred Stock, which is referenced in Item 15, Exhibits and Financial Statement Schedules, and is incorporated herein by reference.

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

We derived the selected historical consolidated financial data presented below for the years ended December 31, 2005, 2004, and 2003 from our audited consolidated financial statements and related notes included elsewhere in this filing. We derived the selected historical consolidated financial data presented below for the years ended December 31, 2002 and 2001 from our audited consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2003. You should refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to our accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial condition or results of operations. In addition, you should note the following information regarding the selected historical consolidated financial data presented below.

•	Certain previously reported financial results have been reclassified to conform to the current year presentation. Such reclassifications primarily relate to facilities closed in 2005 that qualify under Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to be reported as discontinued operations. We reclassified our consolidated financial statements for the years ended December 31, 2004, 2003, 2002, and 2001 to show the results of those qualifying facilities in 2005 as discontinued operations.

•	As discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, a judgment was entered against us in 2005 that upheld the landlord’s termination of the lease at two of our inpatient rehabilitation facilities and placed us as the manager, rather than the owner, of these two facilities. Accordingly, our 2005 results of operations include only the $5.4 million management fee we earned for operating these facilities on behalf of the landlord during the year. In 2004 and 2003, the results of operations of these two facilities were included in our consolidated statements of operations on a gross basis. Our consolidated net operating revenues and consolidated operating earnings were negatively impacted by approximately $106.3 million and $3.6 million, respectively, in 2005 as a result of the change in classification of these two facilities.

•	In 2001 and 2002, we reserved approximately $38.0 million related to amounts due from Meadowbrook Healthcare, Inc. (“Meadowbrook”), an entity formed by one of our former chief financial officers, Michael D. Martin, related to net working capital advances made to Meadowbrook in 2001 and 2002. In August 2005, we received a payment of $37.9 million from Meadowbrook. This cash payment is included as Amounts due from Meadowbrook in our 2005 income statement data. For more information regarding Meadowbrook, see Note 20, Related Party Transactions, to our accompanying consolidated financial statements.

•	Included in our net loss for 2005, 2004, 2003, 2002, and 2001 are property and equipment and goodwill and other intangible assets impairment charges of $45.2 million, $37.3 million, $468.3 million, $83.3 million, and $0.1 million, respectively. These charges were recorded as a result of experiencing continued significant decreases in projected revenue and operating profit at numerous facilities and significant changes in the business climate over this five-year period. We performed impairment analyses and calculated the fair value of our long-lived assets with the assistance of a third-party valuation specialist using a combination of discounted cash flows and market valuation models based on competitors’ multiples of revenue, gross profit, and other financial ratios. These impairment charges are shown separately as a component of operating loss within the consolidated statements of operations, excluding $6.8 million, $19.3 million, $38.4 million, and $1.7 million of impairment charges in 2005, 2004, 2002, and 2001, respectively, related to certain closed facilities which are included in discontinued operations.

•

In 2005, our net loss includes a $215.0 million charge as Government, class action, and related settlements expense under a proposed settlement with the lead plaintiffs in the Stockholder Securities Action and the Bondholder Securities Action. In 2003, our net loss includes the cost related to our settlement with the United States Securities and Exchange Commission (the “SEC”) and certain additional settlements, as well as legal fees related to this litigation and certain other actions brought against us. Also, as a result of the Medicare Program Settlement, our 2002 net loss includes a $347.7 million charge as Government, class action, and related settlements expense. For additional information, see Note 21, Medicare Program Settlement, Note 22, SEC Settlement, Note 23, Securities Litigation Settlement, and Note 24, Contingencies and Other Commitments, to our accompanying consolidated financial statements.

•	As noted throughout this filing, significant changes have occurred at HealthSouth since the events leading up to March 19, 2003. The steps taken to stabilize our business and operations, provide vital management assistance, and coordinate our legal strategy came at significant financial cost. Our net loss includes professional fees associated with the reconstruction and restatement of our previously issued consolidated financial statements of approximately $169.8 million in 2005, $206.2 million in 2004, and $70.6 million in 2003.

•	We recorded the cumulative effect of an accounting change in both 2003 and 2002. Effective January 1, 2003, we adopted the provisions of FASB Statement No. 143, Accounting for Asset Retirement Obligations, and recorded a related charge of approximately $2.5 million. On January 1, 2002, we recorded a charge of approximately $48.2 million as a result of the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets, related to an impairment of goodwill of our diagnostic segment.

	Year ended December 31,
	2005	2004	2003	2002	2001
	(In Thousands, Except Per Share Data)
Income Statement Data:
Net operating revenues	$3,207,728	$3,512,632	$3,657,892	$3,641,816	$3,247,749

Salaries and benefits	1,429,867	1,619,834	1,595,534	1,630,565	1,510,590
Professional and medical director fees	76,373	78,118	87,673	95,271	78,523
Supplies	305,585	331,339	317,220	312,983	286,930
Other operating expenses	679,626	611,401	750,001	823,056	739,118
Provision for doubtful accounts	98,417	113,783	128,296	83,235	84,427
Depreciation and amortization	167,112	176,959	185,552	216,450	328,783
Amounts due from Meadowbrook	(37,902)	—	—	36,902	1,000
Loss (gain) on disposal of assets	14,776	9,539	(14,967)	84,510	34,438
Impairment of goodwill	—	—	335,623	—	—
Impairment of intangible assets	—	1,030	—	16,388	—
Impairment of long-lived assets	45,203	36,260	132,722	66,901	58
Government, class action, and related settlements expense	215,000	—	170,949	347,716	—
Professional fees—reconstruction and restatement	169,804	206,244	70,558	—	—
Loss (gain) on early extinguishment of debt	33	(45)	(2,259)	(9,644)	5,136
Interest expense and amortization of debt discounts and fees	338,701	302,635	265,327	251,776	308,199
Interest income	(17,141)	(13,090)	(7,273)	(6,709)	(7,380)
(Gain) loss on sale of investments	(229)	(3,601)	15,811	(12,464)	(140)
Equity in net income of nonconsolidated affiliates	(29,432)	(9,949)	(15,769)	(15,320)	(16,909)
Minority interests in earnings of consolidated entities	96,728	94,389	98,196	90,978	59,537

	3,552,521	3,554,846	4,113,194	4,012,594	3,412,310

Loss from continuing operations	(344,793)	(42,214)	(455,302)	(370,778)	(164,561)
Provision for income tax expense (benefit)	39,792	11,914	(28,382)	20,338	(44,911)
Loss from discontinued operations, net of income tax expense	(61,409)	(120,342)	(5,181)	(27,519)	(71,575)
Cumulative effect of accounting change, net of income tax expense	—	—	(2,456)	(48,189)	—

Net loss	$(445,994)	$(174,470)	$(434,557)	$(466,824)	$(191,225)

Weighted average common shares outstanding:
Basic	396,563	396,423	396,132	395,520	390,485

Diluted*	398,021	397,625	405,831	408,321	415,163

Basic and diluted loss per share:
Loss from continuing operations, net of tax	$(0.97)	$(0.14)	$(1.08)	$(0.99)	$(0.31)
Discontinued operations, net of tax	(0.15)	(0.30)	(0.01)	(0.07)	(0.18)
Cumulative effect of accounting change, net of tax	—	—	(0.01)	(0.12)	—

Net loss per common share	$(1.12)	$(0.44)	$(1.10)	$(1.18)	$(0.49)

*	Per share diluted amounts are treated the same as basic per share amounts, because the effect of including potentially dilutive shares is antidilutive.

	December 31,
	2005	2004	2003	2002	2001
	(In Thousands)
Balance Sheet Data:

Cash and marketable securities	$199,336	$449,125	$463,952	$88,642	$62,681

Restricted cash	242,450	241,375	173,737	24,031	31,694

Working capital (deficit)	(235,569)	(3,752)	167,036	(490,477)	(83,601)

Total assets	3,592,213	4,082,993	4,209,703	4,536,700	4,578,267

Long-term debt, including current portion	3,404,043	3,497,191	3,503,836	3,487,094	3,533,996

Shareholders’ deficit	(1,540,721)	(1,109,420)	(963,837)	(528,759)	(111,507)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward Looking Information

This MD&A should be read in conjunction with our accompanying consolidated financial statements and related notes. See “Cautionary Statement Regarding Forward-Looking Statements” on page ii of this report for a description of important factors that could cause actual results to differ from expected results. See also Item 1A, Risk Factors.

Executive Overview

As described in detail in Item 1, Business, the past several years have been marked by profound turmoil and change. During this period, a significant portion of our time and attention has been devoted to matters primarily outside the ordinary course of business such as replacing our senior management team, cooperating with federal investigators, restructuring our finances, and reconstructing our accounting records. We have also devoted substantial resources to improving fundamental business systems including our corporate governance functions, financial controls, and operational infrastructure.

Despite these difficulties, our board of directors, senior management team, and employees worked diligently throughout 2005 and into 2006 and have made significant progress in addressing many of the more significant obstacles created by the March 2003 crisis, including the following:

•	We have replaced our board of directors and senior management team and improved our corporate governance policies and practices. See Item 1, Business, “Our New Board of Directors and Senior Management Team.”

•	We have completed a substantive reconstruction of our accounting records and filed annual reports on Form 10-K for the fiscal years (including this filing) ended December 31, 2005, 2004, 2003, and 2002 (including a restatement of previously issued consolidated financial statements for the fiscal years ended December 31, 2001 and 2000). In December 2005, we held our first Annual Meeting of Stockholders since 2002.

•	We have prepaid substantially all of our existing indebtedness with proceeds from a series of recapitalization transactions and replaced it with approximately $3 billion of new long-term debt, which we believe will produce enhanced operational flexibility, reduced refinancing risk, and an improved credit profile. See Item 1, Business, “Recapitalization Transactions” and Note 8, Long-term Debt, to our accompanying consolidated financial statements.

•	We have reached a global, preliminary agreement in principle with the lead plaintiffs in the federal securities class actions and the derivative litigation, as well as with our insurance carriers, to settle claims filed against us, certain of our former directors and officers, and certain other parties. See Item 1, Business, “Securities Litigation Settlement.”

•

We have settled with the Department of Justice’s (the “DOJ”) civil division and other parties regarding their allegations that we submitted various fraudulent Medicare cost reports and committed certain other violations of federal health care program requirements. Although this settlement does not cover all similar claims that have been or could be brought against us, it settles the primary known claims that have been pending against us relating to our participation in federal health care programs. The DOJ and the Office of Inspector General (the “HHS-OIG”) of the United States Department of Health and Human Services (“HHS”) continue to review certain other matters, including self-disclosures made by us to the HHS-OIG. See Item 1, Business, “Medicare Program Settlement.”

•	We have settled with the United States Securities and Exchange Commission (the “SEC”) regarding its allegations that we violated and/or aided and abetted violations of the antifraud, reporting, books-and-records, and internal controls provisions of the federal securities laws. See Item 1, Business, “SEC Settlement.”

•	We continue to cooperate with federal law enforcement officials and other federal investigators, including the DOJ and the SEC, as they work to conclude their investigations, which are still ongoing.

We have also made significant progress implementing our multi-year operational agenda, which strives to improve our business in five key areas: revenue, cost, quality, people, and infrastructure. In 2005, we made improvements in each of the five key areas listed in that agenda:

•	Revenue—We helped advocate a slower phase-in of the 75% Rule and, we believe, outperformed the industry in mitigating the impact of the 75% Rule. We consolidated outpatient revenue centers and overhauled our outpatient sales and marketing function. We also piloted various new programs to enhance our marketing and have hired a new senior vice president to improve our managed care contracting function.

•	Cost—We substantially reduced unnecessary overhead expense and closed or sold under-performing facilities. We have also hired a new senior vice president to manage and streamline our supply chain. We will continue to work to reduce costs by reorganizing and flattening each operating division and implementing standardized labor management metrics and performance expectations. In addition, we are closely monitoring our business and will, when necessary, close or sell additional under-performing facilities.

•	Quality—We began an inpatient clinical information assessment, increased production of our AutoAmbulator, and participated in various clinical research projects. We are also working to enhance strong quality assurance programs within our facilities and divisions. We plan to supplement these programs by improving our company-wide quality agenda that will include standardized division-specific quality metrics and improved clinical information through the use of technology.

•	People—We completed our senior management team and hired a number of other management personnel. We also completed a human resources strategic plan and increased 401(k) contributions for our employees. Our goal is to build a culture of integrity, transparency, diversity, and excellence, while simplifying and flattening our organizational structure.

•	Infrastructure—We invested significant resources to evaluate and improve our financial, reporting, and compliance infrastructure, and will continue to invest heavily in our infrastructure throughout this turnaround period. Although our infrastructure needs further improvement in many areas, we are specifically focused on implementing required internal controls (e.g., compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”)), enhancing our financial infrastructure (e.g., improving financial and operational reporting and establishing a formal capital expenditure process and formal budget process), enhancing our management reporting capabilities (e.g., standardizing our monthly reporting and analysis, standardizing our financial projections, and implementing a faster month-end close), developing regulatory compliance programs, enhancing our information systems (e.g. upgrading our patient accounting systems), and implementing an information technology strategic plan.

Our business, and the health care market in general, continued to evolve throughout 2005. On the positive side, health care sector growth continues to outpace the economy in response to an aging U.S. population and other factors. In addition, the delivery of health care services is migrating to outpatient and post-acute care environments, which suits our business model. On the other hand, we anticipate pricing pressure in the markets we serve, as well as increased competition. Most importantly, recent changes to the 75% Rule and the prospective payment system applicable to our inpatient rehabilitation facilities (“IRF-PPS”) have combined to create a very challenging operating environment for us.

On the whole, our core businesses remain sound. We continue to be the largest provider of ambulatory surgery and rehabilitative health care services in the United States, with (as of December 31, 2005) 1,070 facilities and approximately 37,000 full- and part-time employees. We believe that we are responding to challenges in the inpatient market as well as or better than our competitors, which may lead to potential consolidation opportunities in the future.

We continue to face operational challenges, but we believe our accomplishments in 2005 and the 2006 recapitalization transactions have positioned us to capitalize on our competencies and move forward with implementing our strategic growth plan.

Our Business

Our business is currently divided into four primary operating divisions—inpatient, surgery centers, outpatient, and diagnostic—and a fifth division that manages certain other revenue producing activities and corporate functions. These five divisions correspond to our five reporting segments discussed later in this Item and throughout this annual report.

Inpatient. Our inpatient division, which comprises the majority of our net operating revenues, provides treatment at (as of December 31, 2005) 93 freestanding inpatient rehabilitation facilities (“IRFs”), 10 long-term acute care hospitals (“LTCHs”), and 101 satellites of inpatient facilities providing primarily outpatient care. In addition to the facilities in which we have an ownership interest, our inpatient division operated 14 inpatient rehabilitation units, 11 outpatient facilities, and 2 gamma knife radiosurgery centers through management contracts as of December 31, 2005. This division continues to be the market leader in inpatient rehabilitation services in terms of revenues, number of IRFs, and patients served. In 2004, operating earnings of this division remained stable due largely to treating higher acuity patients and stricter expense controls. In 2005, net operating revenues decreased due to the continued phase-in of the 75% Rule, but operating earnings increased slightly because of the division’s efforts to manage expenses in relation to declining patient volume. We expect this division to continue to show positive results; however, as discussed below, the 75% Rule and recent IRF-PPS changes are likely to have a materially negative impact on future results of operations.

Surgery Centers. Our surgery centers division, which is our second largest division in terms of net operating revenues, operates (as of December 31, 2005) 158 freestanding ambulatory surgery centers (“ASCs”) and 3 surgical hospitals. Our surgery centers segment’s net operating revenues declined from 2003 to 2005. Since March 2003, the division has struggled due in large part to an inability to efficiently resyndicate (i.e., sell ownership interests in) its partnership portfolio and its inability to control supply costs. During 2005, resyndication activity improved, and we enhanced our portfolio of ASCs through the closure of under-performing facilities. We expect this division to benefit as outpatient procedures continue to migrate to the more efficient ASC environment. However, potential benefits from industry growth may be offset by physician partners who are demanding a higher ownership interest in our partnerships, thereby lowering our share of partnership earnings.

Outpatient. Our outpatient division currently provides outpatient therapy services (as of December 31, 2005) at 620 facilities. This division’s performance declined between 2003 and 2005 due primarily to poor operational processes and increased competition from physician-owned physical therapy sites. During 2005, we continued the rationalization of our outpatient facilities and formulated a sales and marketing team with the primary purpose to diversify our referral sources and minimize our exposure to physician-owned physical therapy sites. We believe these initiatives will begin to produce positive results for this division in 2006.

Diagnostic. Our diagnostic division operates (as of December 31, 2005) 85 diagnostic imaging centers. This division’s performance suffered from 2003 to 2005 due to poor margins for the diagnostic market in general and strong competition from physician-owned diagnostic service centers. We are beginning to see stabilization of both net operating revenues and operating earnings, which we believe is due in part to payor pressures to decrease perceived over-utilization of diagnostic services by physician-owned diagnostic service centers. We continue to focus on operational improvements to increase our margins. In 2006, we hired R. Gregory Brophy to serve as president of the diagnostic division. In addition, we have received inquiries from parties interested in acquiring our diagnostic division and have hired an investment bank to assist us in evaluating those opportunities. However, no final decision has been made with respect to the divestiture of our diagnostic division at this time.

As shown by the following charts, our inpatient and surgery centers divisions made up more than 80% of 2005 net operating revenues and over 85% of 2005 Consolidated Adjusted EBITDA (as defined in this Item, “Consolidated Results of Operations,”) from our four primary operating divisions. For a reconciliation of loss from continuing operations to Consolidated Adjusted EBITDA, see this Item, “Consolidated Results of Operations—Consolidated Adjusted EBITDA.”

We believe that the aging of the U.S. population, changes in technology, and the continuing growth in health care spending will increase demand for the types of services we provide. First, many of the health conditions associated with aging—like stroke and heart attacks, neurological disorders, and diseases and injuries to the muscles, bones, and joints—will increase the demand for ambulatory surgery and rehabilitative services. Second, pressure from payors to provide efficient, high-quality health care services is forcing many procedures traditionally performed in acute care hospitals out of the acute care environment. We believe these market factors align with our strengths. We plan to prioritize investment of time and capital based on where realistic growth prospects are strongest, which we currently believe are our inpatient and surgery centers divisions.

Key Challenges

Although our business is continuing to generate substantial revenues, and market factors appear to favor our outpatient and post-acute care business model, we still have several immediate internal and external challenges to overcome before we can realize significant improvements in our business, including:

•	Operational Improvements. We need to improve our operational efficiency, particularly in our surgery centers, outpatient, and diagnostic divisions. This includes streamlining our division management structure, continuing to consolidate or divest under-performing facilities, implementing standardized performance metrics and practices, and ensuring high quality care. We also will strive to reduce operational variation within each division.

•	Price Pressure. We are seeing downward pressure on prices in our markets, from both commercial and government payors. We anticipate continuing price pressure in all our divisions. For example, recent IRF-PPS changes are likely to have a materially negative impact on inpatient revenues. In addition, Medicare has frozen ASC pricing through 2009, and beginning in 2007, the Deficit Reduction Act of 2005 will cap ASC and imaging service payments at hospital outpatient department reimbursement levels. Other pricing changes may have a negative impact on our operating results.

•

Single-Payor Exposure. Medicare comprises approximately 48% of our consolidated net operating revenues and approximately 71% of our largest division’s revenues. Consequently, single-payor exposure presents a serious risk. In particular, as discussed in Item 1, Business, “Sources of Revenues,” changes to the 75% Rule and IRF-PPS have combined to create a very challenging operating environment for our inpatient division. The volume volatility created by the 75% Rule has had a significantly negative impact on our inpatient division’s net operating revenues in 2005. Thus far, we have been able to partially mitigate the impact of the 75% Rule on our inpatient division’s operating earnings by implementing the mitigation strategies discussed in Item 1, Business, “Our Business—Operating Divisions.” However, the combination of volume volatility created by the 75% Rule and lower unit pricing resulting from IRF-PPS changes reduced our operating earnings in 2005 and will have a continuing negative impact on our operating earnings in 2006. In addition, because we receive a significant percentage of our revenues from our inpatient division, and because our inpatient division receives a significant percentage of its revenues from Medicare, our inability to achieve continued compliance with or continue to mitigate the negative effects of the 75% Rule could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

•	Competition. Competition is increasing as physicians look for new revenue sources to offset declining incomes. In our outpatient and diagnostic divisions, physician practices are the natural owners of most patient volume. Any physician group that generates a substantial portion of facility volume for us may have reached sufficient critical mass to insource their referrals, and is therefore a potential competitor. In addition, the low barriers to entry in the outpatient physical therapy sector, and decreasing barriers to entry in the diagnostic sector, make competition from physician practices a particular problem in those markets.

•	Declining Ownership Share of Surgery Centers. Like most other ASCs, the majority of our centers are owned in partnership with surgeons and other physicians who perform procedures at the centers. As a result of increased competition in the ASC market and other factors, physicians are demanding increased equity participation in ASCs. Consequently, we expect to see our percentage ownership of centers within our ASC portfolio decline over time, thereby reducing our share of partnership earnings from our ASCs.

•	Leverage. Although we have completed a series of recapitalization transactions that have eliminated significant uncertainty regarding our capital structure and have improved our financial condition, we remain highly leveraged. Our high leverage increases our cost of capital, decreases our net income, and may prevent us from taking advantage of potential growth opportunities.

•	Settlement Costs. We have significant cash obligations we must meet in the near future as a result of recent settlements with various federal agencies. Specifically, we are required to pay the remaining balance of our $325 million settlement to the United States in quarterly installments ending in the fourth quarter of 2007 to satisfy our obligations under a settlement described in Item 1, Business, “Medicare Program Settlement.” Furthermore, we are required to pay the remaining balance of our $100 million settlement to the SEC in four installments ending in the fourth quarter of 2007, as described in Item 1, Business, “SEC Settlement.” Payments due under these settlement agreements are as follows as of December 31, 2005:

	Medicare Program Settlement	SEC Settlement	Total
	(In Thousands)
2006	$83,300	$37,500	$120,800
2007	86,666	50,000	136,666

	$169,966	$87,500	$257,466

•	Continuing Investigations and Litigation. We face continuing government investigations, as well as numerous class action and individual lawsuits, all of which will consume considerable management attention and company resources and could result in substantial additional payments and fines. Although we have reached a global, preliminary agreement in principle with the lead plaintiffs in the federal securities class actions and the derivative litigation, as well as with our insurance carriers, to settle claims filed against us, certain of our former directors and officers, and certain other parties, there can be no assurance that a final settlement can be reached or that the proposed settlement will receive the required court approval. For additional information, see Item 1, Business, “Securities Litigation Settlement.”

•	Reconstruction, Restatement, and Sarbanes-Oxley Related Costs. We paid approximately $208 million in 2005 in connection with the restructuring of our financial reporting processes, internal control over financial reporting, and managerial operations, and the reconstruction and/or restatement of our consolidated financial statements for the years ended December 31, 2004, 2003, 2002, 2001, and 2000. We anticipate incurring additional related costs in the future, although we expect these costs to decline over time.

Strategic Plan

Although management’s attention recently has been focused on a range of tactical issues critical to HealthSouth’s survival, our new senior management team has spent considerable time developing a comprehensive strategic plan for the next three to five years that is focused on HealthSouth’s future, not its past. The plan, which has been approved by our board of directors, is divided into the following three phases:

•	Phase 1—Operational Focus. Because of our highly leveraged balance sheet, we must generate additional cash flow from operating activities by improving operational performance in all our operating divisions. In the first phase, we plan to focus on key operational initiatives such as mitigating the impact of the 75% Rule, realizing significant operating performance improvements in each division through standardization of labor and supply chain practices and reduction of fixed costs, completing additional surgery center resyndications, and improving our company-wide quality agenda. In addition, we plan to establish an appropriate internal control environment, strengthen regulatory compliance programs, pilot new post-acute care services, and establish our business development capabilities. Phase 1 has already begun.

•	Phase 2—Operational/Growth Focus. In this phase, we will continue establishing an appropriate internal control environment. We will also continue making operational improvements by developing ways to use our size to create supply chain efficiencies and to identify and disseminate operational best practices in patient care, sales, and payor contracting. Assuming we are successful in achieving our targeted operational improvements in Phase 1 and mitigating the impact of the 75% Rule, we anticipate we will generate sufficient additional cash flow from operating activities to enable us to take advantage of selected development opportunities in the post-acute and surgery markets. Specifically, we plan to explore consolidation opportunities as they arise and build new IRFs and surgery centers in target markets. During this phase, we also plan to grow promising new post-acute services that are complementary to our existing services.

•	Phase 3—Growth Focus. The third phase will be more outward looking. We plan to continue to acquire or build IRFs in target markets, develop new ASCs, grow new post-acute care businesses, and evaluate potential consolidation opportunities.

We are into the first phase of our strategic plan, and we are already making significant strides. For example, as described in Item 1, Business, “Recapitalization Transactions,” we have recently completed several recapitalization transactions resulting in reduced refinancing risk, enhanced operational flexibility, and increased liquidity. We have also entered into key settlements with the government and various private parties, reconstructed our accounting records, filed annual reports on Form 10-K for 2002 – 2005, and held our first Annual Meeting of Stockholders since 2002. Operationally, we have replaced the presidents of each of our primary operating divisions, reorganized these divisions by eliminating unnecessary management layers, increased productivity, divested under-performing facilities, and worked to improve operational systems. We are also continuing to implement mitigation strategies for the 75% Rule in our inpatient facilities, enhance the resyndication process for our ASCs, and implement new information systems to improve cash collections in our diagnostic division.

We believe our strategic plan capitalizes on our strengths, market direction, and legitimate growth opportunities. We are implementing a realistic operational plan and creating the appropriate infrastructure—organization, policies, protocols, systems, and reports—to support it. Finally, we are setting priorities based on resources and with our long-range goals of quality, profitability, and shareholder value at the forefront of our minds.

Consolidated Results of Operations

HealthSouth is the largest provider of ambulatory surgery and rehabilitative health care services in the United States, with 1,070 facilities and approximately 37,000 full- and part-time employees. We provide these services through a national network of inpatient and outpatient rehabilitation facilities, outpatient surgery centers, diagnostic centers, and other health care facilities.

During 2005, 2004, and 2003, we derived consolidated net operating revenues from the following payor sources:

	For the year ended December 31,
	2005	2004	2003
Medicare	47.5%	47.4%	44.6%
Medicaid	2.3%	2.4%	2.6%
Workers’ compensation	7.4%	8.1%	9.5%
Managed care and other discount plans	33.1%	31.8%	31.8%
Other third-party payors	5.4%	5.1%	6.5%
Patients	1.8%	3.0%	2.6%
Other income	2.5%	2.2%	2.4%

Total	100.0%	100.0%	100.0%

We provide our patient care services through four primary operating divisions and certain other services through a fifth division. These five divisions correspond to our five reporting segments discussed in this Item, “Segment Results of Operations,” and throughout this annual report.

When reading our consolidated statements of operations, it is important to recognize the following items included within our results of operations:

•	Restructuring charges. In our continuing efforts to streamline operations, we closed numerous under-performing facilities or consolidated similar facilities within the same market in 2005, 2004, and 2003. As a result of these facility closures or consolidations, we recorded certain restructuring charges approximating $8.2 million, $4.0 million, and $2.6 million in 2005, 2004, and 2003, respectively, for one-time termination benefits and contract termination costs under the guidance in Financial Accounting Standards Board (“FASB”) Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. See Note 10, Restructuring Charges, to our accompanying consolidated financial statements for additional information.

•	Change in ownership of certain inpatient rehabilitation facilities. As discussed in more detail in this Item, “Segment Results of Operations—Inpatient,” a judgment was entered against us in 2005 that upheld the landlord’s termination of the lease at two of our inpatient rehabilitation facilities and placed us as the manager, rather than the owner, of these two facilities. Accordingly, our 2005 results of operations include only the $5.4 million management fee we earned for operating these facilities on behalf of the landlord during the year. In 2004 and 2003, the results of operations of these two facilities were included in our consolidated statements of operations on a gross basis. Our consolidated net operating revenues and consolidated operating earnings were negatively impacted by approximately $106.3 million and $3.6 million, respectively, in 2005 as a result of the change in classification of these two facilities.

•

Recovery of amounts due from Meadowbrook. In 2001, we sold four inpatient rehabilitation facilities to Meadowbrook Healthcare, Inc. (“Meadowbrook”), an entity formed by one of our former chief financial officers, Michael D. Martin, for a $9.7 million note receivable. Meadowbrook paid no cash in connection with the sale of these facilities. The transaction was closed effective January 1, 2002, but remained in escrow until July 2002. We recognized a loss on this sale of approximately $37.4 million during 2001. In addition, during 2001, we advanced approximately $1.0 million in working capital loans to Meadowbrook. During 2002, we made a net advance of approximately $37.0 million to Meadowbrook. We reserved these amounts in 2001 and 2002, respectively.

In March 2005, we obtained a security interest in the real properties previously sold to Meadowbrook, evidenced by a mortgage that was recorded in June 2005. In July 2005, we received a payoff letter from Meadowbrook’s attorneys informing us that a payment of $37.9 million would be made by Meadowbrook to us. This repayment was effected by the purchase of Meadowbrook by Rehabcare Group, Inc. in August 2005. We received a cash payment of $37.9 million in August 2005 and recorded this bad debt recovery at that time.

See Note 20, Related Party Transactions, and Note 24, Contingencies and Other Commitments, to our accompanying consolidated financial statements for additional information regarding Meadowbrook.

•	Impairments. During 2005, we recorded an impairment charge of approximately $45.2 million to reduce the carrying value of long-lived assets to their estimated fair market value. During 2004, we recorded an impairment charge of approximately $36.3 million to reduce the carrying value of property and equipment and an impairment charge of $1.0 million to reduce the carrying value of amortizable intangibles of certain operating facilities to their estimated fair market value. During 2003, we recorded a charge of approximately $335.6 million for the impairment of goodwill and an additional charge of approximately $132.7 million for the impairment of certain long-lived assets. These charges are discussed in more detail in this Item, “Segment Results of Operations,” Note 5, Property and Equipment, and Note 6, Goodwill and Other Intangible Assets, to our accompanying consolidated financial statements.

•	Government, class action, and related settlements expense. In 2005, our net loss includes a $215.0 million charge as Government, class action, and related settlements expense under a proposed settlement with the lead plaintiffs in the Stockholder Securities Action and the Bondholder Securities Action. In 2003, our net loss includes the cost related to our settlement with the SEC and certain additional settlements, as well as legal fees related to this litigation and certain other actions brought against us. For additional information, see Note 22, SEC Settlement, Note 23, Securities Litigation Settlement, and Note 24, Contingencies and Other Commitments, to our accompanying consolidated financial statements.

•	Professional fees—reconstruction and restatement. As noted throughout this annual report, significant changes have occurred at HealthSouth since the events leading up to March 19, 2003. The steps taken to stabilize our business and operations, provide vital management assistance, and coordinate our legal strategy came at significant financial cost. During 2005, 2004, and 2003, professional fees associated with the reconstruction of our financial records and restatement of our previously issued 2001 and 2000 consolidated financial statements approximated $169.8 million, $206.2 million, and $70.6 million, respectively.

•	Loss (gain) on early extinguishment of debt. In each year, we recorded a loss or gain on early extinguishment of debt due to our termination of certain capital leases or various credit agreements, or the repurchase of various bonds. For more information regarding these transactions, please see Note 8, Long-term Debt, to our accompanying consolidated financial statements.

•	Cumulative effect of an accounting change, net of tax. We recorded the cumulative effect of an accounting change in 2003. Effective January, 1, 2003, we adopted the provisions of FASB Statement No. 143, Accounting for Asset Retirement Obligations, and recorded a related charge of approximately $2.5 million.

•	Reclassifications. Certain previously reported financial results have been reclassified to conform to the current year presentation. Such reclassifications primarily relate to facilities we closed or sold in 2005 that qualify under FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to be reported as discontinued operations.

From 2003 through 2005, our consolidated results of operations were as follows:

	For the year ended December 31,			Percentage Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(In Thousands)
Net operating revenues	$3,207,728	$3,512,632	$3,657,892	(8.7)%	(4.0)%
Operating expenses:
Salaries and benefits	1,429,867	1,619,834	1,595,534	(11.7)%	1.5%
Professional and medical director fees	76,373	78,118	87,673	(2.2)%	(10.9)%
Supplies	305,585	331,339	317,220	(7.8)%	4.5%
Other operating expenses	679,626	611,401	750,001	11.2%	(18.5)%
Provision for doubtful accounts	98,417	113,783	128,296	(13.5)%	(11.3)%
Depreciation and amortization	167,112	176,959	185,552	(5.6)%	(4.6)%
Recovery of amounts due from Meadowbrook	(37,902)	—	—	N/A	N/A
Loss (gain) on disposal of assets	14,776	9,539	(14,967)	54.9%	(163.7)%
Impairment of goodwill, intangible assets, and long-lived assets	45,203	37,290	468,345	21.2%	(92.0)%
Government, class action, and related settlements expense	215,000	—	170,949	N/A	(100.0)%
Professional fees—reconstruction and restatement	169,804	206,244	70,558	(17.7)%	192.3%

Total operating expenses	3,163,861	3,184,507	3,759,161	(0.6)%	(15.3)%

Loss (gain) on early extinguishment of debt	33	(45)	(2,259)	(173.3)%	(98.0)%
Interest expense and amortization of debt discounts and fees	338,701	302,635	265,327	11.9%	14.1%
Interest income	(17,141)	(13,090)	(7,273)	30.9%	80.0%
(Gain) loss on sale of investments	(229)	(3,601)	15,811	(93.6)%	(122.8)%
Equity in net income of nonconsolidated affiliates	(29,432)	(9,949)	(15,769)	195.8%	(36.9)%
Minority interests in earnings of consolidated affiliates	96,728	94,389	98,196	2.5%	(3.9)%

Loss from continuing operations before income tax expense (benefit) and cumulative effect of accounting change	(344,793)	(42,214)	(455,302)	716.8%	(90.7)%
Provision for income tax expense (benefit)	39,792	11,914	(28,382)	234.0%	(142.0)%

Loss from continuing operations before cumulative effect of accounting change	(384,585)	(54,128)	(426,920)	610.5%	(87.3)%
Loss from discontinued operations, net of income tax expense	(61,409)	(120,342)	(5,181)	(49.0)%	2222.8%

Loss before cumulative effect of accounting change	(445,994)	(174,470)	(432,101)	155.6%	(59.6)%
Cumulative effect of accounting change, net of income tax expense	—	—	(2,456)	N/A	(100.0)%

Net loss	$(445,994)	$(174,470)	$(434,557)	155.6%	(59.9)%

Operating Expenses as a % of Net Operating Revenues

	For the year ended December 31,
	2005	2004	2003
Salaries and benefits	44.6%	46.1%	43.6%
Professional and medical director fees	2.4%	2.2%	2.4%
Supplies	9.5%	9.4%	8.7%
Other operating expenses	21.2%	17.4%	20.5%
Provision for doubtful accounts	3.1%	3.2%	3.5%
Depreciation and amortization	5.2%	5.0%	5.1%
Recovery of amounts due from Meadowbrook	(1.2)%	0.0%	0.0%
Loss (gain) on disposal of assets	0.5%	0.3%	(0.4)%
Impairment of goodwill, intangible assets, and long-lived assets	1.4%	1.1%	12.8%
Government, class action, and related settlements expense	6.7%	0.0%	4.7%
Professional fees—reconstruction and restatement	5.3%	5.9%	1.9%

Total operating expenses as a % of net operating revenues	98.6%	90.7%	102.8%

Net Operating Revenues

Our consolidated net operating revenues primarily include revenues derived from patient care services provided by one of our four primary operating segments. It also includes other revenues generated from management and administrative fees, trainer income, operation of the conference center located on our corporate campus, and other non-patient care services.

Volume decreases in each of our operating segments and the change in ownership of certain facilities within our inpatient segment were the primary factors that contributed to the declining net operating revenues in 2005. Our inpatient segment experienced volume decreases due to the continued phase-in of the 75% Rule. Although resyndication activity increased in 2005, volumes in our surgery centers segment continued to decline based on the timing of these resyndications. Competition from physician-owned similar sites continued to negatively impact volumes in our outpatient and diagnostic segments. The change in ownership of these two inpatient facilities contributed approximately $106.3 million to the decline in net operating revenues. See this Item, “Segment Results of Operations—Inpatient.”

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

In 2005, our segments demonstrated their ability to manage employee-related costs during periods of declining volumes, with salaries and benefits decreasing from 46.1% of net operating revenues in 2004 to 44.6% of net operating revenues in 2005. From 2004 to 2005, salaries and benefits decreased by 11.7%, primarily in our inpatient, surgery centers, and outpatient segments. Approximately $66.1 million of the decrease is due to the change in classification of two inpatient facilities, as discussed later in this Item. In addition, our inpatient and surgery centers segments reduced their full-time equivalents as their volumes declined throughout the year, and our outpatient segment reduced its full-time equivalents through the closure of under-performing facilities that did not qualify for discontinued operations treatment.

Salaries and benefits grew as a percent of net operating revenues during 2004. This was due to rising costs associated with group medical and workers’ compensation across all of our segments, increased use of contract labor within our inpatient segment, and an inability to further adjust minimum staffing levels within our diagnostic segment. Due to staffing shortages for therapists and nurses, our inpatient segment was forced to increase its use of higher-priced contract labor to properly care for its patients during 2004. As discussed further in this Item, “Segment Results of Operations—Diagnostic,” our diagnostic segment reached minimum staffing levels and could not further adjust its staffing levels with the declining volumes experienced in 2004. All of the above contributed to the increase in salaries and benefits as a percent of net operating revenues during the year.

Professional and Medical Director Fees

Professional and medical director fees include fees paid under contracts with radiologists, medical directors, and other clinical professionals at our centers for services provided. It also includes professional consulting fees associated with operational initiatives, such as strategic planning and revenue enhancement projects.

The change in professional and medical director fees from 2004 to 2005 was not material in the aggregate. However, it is important to note that these fees decreased in our diagnostic segment due to declining volumes, but increased in our corporate and other segment due to fees paid to consulting firms for corporate strategy and other projects. From 2003 to 2004, these fees decreased primarily in our diagnostic division due to declining volumes. For more information regarding these fees and their relation to volumes in our diagnostic segment, see this Item, “Segment Results of Operations—Diagnostic.”

Supplies

Supplies include costs associated with supplies used while providing patient care at our facilities. Examples include pharmaceuticals, implants, bandages, food, and other similar items. In each year, our inpatient and surgery centers segments comprise over 94% of our supplies expense.

From 2004 to 2005, supplies expense decreased by 7.8% due primarily to the decline in volumes in our inpatient and surgery centers segments combined with the change in classification of two of our inpatient facilities, as discussed below. Supplies expense as a percent of net operating revenues remained relatively flat year-over-year.

The increase in supplies expense from 2003 to 2004 was due to an increase in supplies expense in our inpatient segment due to increasing costs associated with supplies and the higher acuity of our patients in 2004. Higher acuity results in increased costs associated with supplies, especially in drug costs.

Other Operating Expenses

Other operating expenses include costs associated with managing and maintaining our operating facilities as well as the general and administrative costs related to the operation of our corporate office. These expenses include such items as repairs and maintenance, utilities, contract services, rent, professional fees, and insurance.

The increase in other operating expenses from 2004 to 2005 primarily related to increased professional fees associated with projects related to our compliance with Sarbanes-Oxley, strategic consulting, and other similar services from accounting and consulting firms offset by an approximate $17.2 million decrease in other operating expenses due to the change in classification of certain facilities discussed below within our inpatient segment.

The decrease in other operating expenses from 2003 to 2004 primarily related to decreased operating expenses within our inpatient segment. Continuing a trend seen in 2003, our inpatient segment’s operating expenses decreased in 2004 as the segment continued to digest the change to the Prospective Payment System (“PPS”) and faced the challenge of mitigating the 75% Rule impact on its net operating revenues.

Provision for Doubtful Accounts

In 2005, our provision for doubtful accounts decreased by $15.4 million due to the decrease in net operating revenues year-over-year in each of our operating segments and the continued implementation of new information systems to improve cash collections in our diagnostic segment.

Our provision for doubtful accounts decreased from 3.5% of net operating revenues in 2003 to 3.2% of net operating revenues in 2004 as we made progress collecting aged receivables and implementing improved cash collections procedures within our diagnostic and surgery centers segments.

For more information, please see this Item, “Segment Results of Operations.”

Depreciation and Amortization

The decrease in depreciation and amortization expense in each year is due to impairment charges and an increase in fully depreciated assets within our operating segments.

Loss (gain) on Disposal of Assets

The net loss on disposal of assets in 2005 resulted from numerous individually immaterial asset sales and disposals in our inpatient and outpatient segments. The net loss on disposal of assets in 2004 primarily resulted from facility closures in our outpatient and diagnostic segments. Continuing volume declines and competition in these segments forced us to close additional under-performing facilities in 2004. The net gain on disposal of assets in 2003 primarily resulted from the sale of our inpatient facility in Reno, Nevada.

Interest Expense and Amortization of Debt Discounts and Fees

Interest expense and amortization of debt discounts and fees increased by $36.1 million, or 11.9%, from 2004 to 2005 primarily due to the amortization of consent fees and bond issue costs associated with the 2004 consent solicitation and 2005 refinancings. During 2004, consent fees paid for all of our debt issues approximated $80.2 million, and we paid approximately $11.1 million in debt issuance costs. We amortize these fees to interest expense over the remaining term of the debt. In 2004, we amortized these costs for approximately six months, as compared to a full year of amortization in 2005. We also paid approximately $17.9 million in debt issuance costs in 2005. These costs are also amortized to interest expense over the life of the related debt. As a result of the above amortization charges, interest expense increased by approximately $17.2 million in 2005. An additional $11.2 million of interest expense was recorded in 2005 related to payments under our Medicare Program Settlement (see Note 21, Medicare Program Settlement, to our accompanying consolidated financial statements). The remaining $7.7 million of the increase in interest expense is primarily the result of higher average borrowing rates in 2005. In 2005, our average borrowing rate was 9.4% compared to an average rate of 8.5% in 2004.

The increase in interest expense from 2003 to 2004 was the result of higher average borrowing rates in 2004. In 2003, our average borrowing rate was 7.5% compared to an average rate of 8.5% in 2004. The average borrowing rate increased due to the repayment of our 3.25% convertible debentures with proceeds from a 10.375% senior subordinated term loan.

For more information regarding the above changes in debt, see Note 8, Long-term Debt, to our accompanying consolidated financial statements.

(Gain) loss on Sale of Investments

In each year presented in our consolidated statements of operations, the net gain or loss on sale of investments was primarily comprised of numerous individually insignificant transactions related to less than

100% owned entities, including investments in nonconsolidated affiliates. In 2004, the net gain on sale of investments was solely comprised of these types of transactions. In 2005 and 2003, the net gain or loss on sale of investments also includes the realized gains and losses recorded on the sale of marketable securities. For additional information regarding our marketable securities, please see Note 4, Cash and Marketable Securities, to our accompanying consolidated financial statements.

Equity in Net Income of Nonconsolidated Affiliates

The increase in Equity in Net Income of Nonconsolidated Affiliates from 2004 to 2005 is primarily due to the reclassification of five surgery centers that became equity method investments rather than consolidated entities in 2005 as a result of changes in control of these entities. The decrease in Equity in Net Income of Nonconsolidated Affiliates from 2003 to 2004 is primarily due to higher year-over-year operating expenses at three of our nonconsolidated surgery centers.

Minority Interests in Earnings of Consolidated Affiliates

Minority interests in earnings of consolidated affiliates represent the share of net income or loss allocated to members or partners in our consolidated entities. For 2003 through 2005, the number and average external ownership interest in these consolidated entities were as follows:

	As of and for the year ended December 31,
	2005	2004	2003
Active consolidated affiliates	272	276	322
Average external ownership interest	34.0%	32.1%	32.5%

Of our active consolidated affiliates at December 31, 2005, approximately 79% of them are in our inpatient and surgery centers segments. Fluctuations in Minority interests in earnings of consolidated affiliates generally follow the same trends as our inpatient and surgery centers segments. However, resyndication activities in 2005 and the absorption of losses for certain partnerships in 2005 combined to increase these expenses from 2004 to 2005.

Loss from Continuing Operations Before Income Tax Expense (Benefit) and Cumulative Effect of Accounting Change

Our Loss from continuing operations before income tax expense (benefit) and cumulative effect of accounting change (“loss from continuing operations”) in 2005 includes $215.0 million associated with the settlement of our securities litigation and a $37.9 million recovery of bad debt associated with Meadowbrook. If these two items are excluded, our loss from continuing operations becomes $167.7 million, which represents a $125.5 million increase over our 2004 net loss from continuing operations. This increase is primarily due to a decrease in net operating revenues as a result of declining volumes, higher other operating expenses associated with professional service fees, and increased interest expense, as discussed above.

The decrease in our loss from continuing operations from 2003 to 2004 is primarily due to the 15.3% decrease in operating expenses year over year. Operating expenses decreased as a result of the $431.1 million decrease in impairment charges and a $170.9 million decrease in Government, class action, and related settlements expense offset by a $135.7 million increase in Professional fees—reconstruction and restatement. Increased interest expense during 2004 (as a result of higher average borrowing rates), as discussed above, also offset the decrease in operating expenses.

Provision for Income Tax Expense (Benefit)

We realized a $39.8 million income tax expense from continuing operations in 2005 as compared to an $11.9 million income tax expense from continuing operations in 2004. Deferred tax expense increased by approximately $23 million to reflect the change in the noncurrent deferred taxes associated with certain indefinite lived assets. Additionally, HealthSouth Corporation and its subsidiaries file separate income tax returns in a number of states, some of which result in current state tax liabilities. A current federal tax expense was also charged in 2005 and 2004 associated with ownership in corporate joint ventures.

We realized an $11.9 million income tax expense from continuing operations in 2004 compared to a $28.4 million income tax benefit from continuing operations in 2003. Deferred tax expense increased by approximately $20 million to reflect the change in the noncurrent deferred taxes associated with certain indefinite lived assets. Additionally, HealthSouth Corporation and its subsidiaries file separate income tax returns in a number of states, some of which result in current state income tax liabilities. A current federal tax expense was also charged in 2004 associated with ownership in corporate joint ventures.

Consolidated Adjusted EBITDA

Management continues to believe that an understanding of Consolidated Adjusted EBITDA is an important measure of operating performance, leverage capacity, our ability to service our debt, and our ability to make capital expenditures for our stakeholders.

We use Consolidated Adjusted EBITDA to assess our operating performance. We believe it is meaningful because it provides investors with a measure used by our internal decision makers for evaluating our business. Our internal decision makers believe Consolidated Adjusted EBITDA is a meaningful measure, because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and perform benchmarking between segments. Additionally, our management believes the inclusion of professional fees associated with litigation, financial restructuring, government investigations, forensic accounting, creditor advisors, accounting reconstruction, audit and tax work associated with the reconstruction process, the implementation of Sarbanes-Oxley Section 404, and non-ordinary course charges incurred after March 19, 2003 and related to our overall corporate restructuring distort within EBITDA their ability to efficiently assess and view the core operating trends on a consolidated basis and within segments. Additionally, we use Consolidated Adjusted EBITDA as a significant criterion in our determination of performance-based cash bonuses and stock awards. We reconcile consolidated Adjusted EBITDA to loss from continuing operations.

We also use Consolidated Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is also a component of certain material covenants contained within the documents governing our long-term indebtedness, as discussed in more detail in Note 8, Long-term Debt, to our accompanying consolidated financial statements. These covenants are material terms of these agreements because they govern several of our credit agreements, which in turn represent a substantial portion of our capitalization. Non-compliance with these financial covenants under our credit facilities—our interest coverage ratio and our leverage ratio—could result in the lenders requiring us to immediately repay all amounts borrowed. In addition, if we cannot satisfy these financial covenants, we would be prohibited under the documents governing our long-term indebtedness from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring and disposing of assets. Consequently, Consolidated Adjusted EBITDA is critical to our assessment of our liquidity.

In general terms, the definition of Consolidated Adjusted EBITDA, per the documents governing our long-term indebtedness, allow us to add back to Consolidated Adjusted EBITDA charges classified as “Restructuring Charges.” Costs which we classify as “Restructuring Charges” include professional fees associated with certain litigation, financial restructuring, government investigations, forensic accounting, creditor advisors, accounting reconstruction, audit and tax work associated with the reconstruction process, compliance with Sarbanes-Oxley Section 404, and non-ordinary course charges incurred after March 19, 2003 related to our overall corporate restructuring.

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

As noted earlier in this Item, certain previously reported financial results have been reclassified to conform to the current year presentation. Such reclassifications primarily relate to facilities we closed or sold in 2005 that qualify under FASB Statement No. 144 to be reported as discontinued operations. These reclassifications may also impact previously reported Consolidated Adjusted EBITDA amounts. The facilities that were classified as discontinued operations in 2005 had a positive impact of approximately $56 million and $21 million, respectively, on 2004 and 2003 Consolidated Adjusted EBITDA reported in our 2004 annual report.

From 2003 through 2005, our Consolidated Adjusted EBITDA was as follows:

Reconciliation of Loss from Continuing Operations to Consolidated Adjusted EBITDA

	For the year ended December 31,
	2005	2004	2003
	(In Thousands)
Loss from continuing operations	$(384,585)	$(54,128)	$(429,376)
Provision for income tax expense (benefit)	39,792	11,914	(28,382)
Cumulative effect of accounting change, net of income tax expense	—	—	2,456
Depreciation and amortization	167,112	176,959	185,552
Loss (gain) on disposal of assets	14,776	9,539	(14,967)
Impairment charges	45,203	37,290	468,345
Loss (gain) on early extinguishment of debt	33	(45)	(2,259)
Interest expense and amortization of debt discounts and fees	338,701	302,635	265,327
Interest income	(17,141)	(13,090)	(7,273)
Gain on sale of marketable securities	(8)	—	(698)

Consolidated Adjusted EBITDA before government, class action and related settlements expense, professional fees—reconstruction and restatement, and other restructuring charges	203,883	471,074	438,725
Government, class action, and related settlements expense	215,000	—	170,949
Professional fees—reconstruction and restatement	169,804	206,244	70,558
Sarbanes-Oxley related costs	32,204	17,534	—
Restructuring activities under FASB Statement No. 146	8,190	3,973	2,571

Consolidated Adjusted EBITDA	$629,081	$698,825	$682,803

Reconciliation of Consolidated Adjusted EBITDA to Net Cash Provided by Operating Activities

	For the year ended December 31,
	2005	2004	2003
	(In Thousands)
Consolidated Adjusted EBITDA	$629,081	$698,825	$682,803
Professional fees—reconstruction and restatement	(169,804)	(206,244)	(70,558)
Sarbanes-Oxley related costs	(32,204)	(17,534)	—
Interest expense and amortization of debt discounts and fees	(338,701)	(302,635)	(265,327)
Interest income	17,141	13,090	7,273
Provision for doubtful accounts	98,417	113,783	128,296
Amortization of debt issue costs, debt discounts, and fees	39,023	21,838	7,831
Amortization of restricted stock	1,998	614	(2,932)
Accretion of debt securities	(410)	—	—
(Gain) loss on sale of investments, excluding marketable securities	(221)	(3,601)	16,509
Equity in net income of nonconsolidated affiliates	(29,432)	(9,949)	(15,769)
Distributions from nonconsolidated affiliates	22,457	17,029	8,561
Minority interest in earnings of consolidated affiliates	96,728	94,389	98,196
Stock-based compensation	—	(460)	—
Current portion of income tax provision	(22,295)	(17,253)	2,826
Restructuring charges under FASB Statement No. 146	(8,190)	(3,973)	(2,571)
Other operating cash used in discontinued operations	(47,823)	(33,473)	(35,813)
Cash payments related to government, class action, and related settlements	(165,434)	(6,997)	—
Change in assets and liabilities, net of acquisitions	(88,770)	34,147	14,868

Net Cash Provided by Operating Activities	$1,561	$391,596	$(574,193)

Our Consolidated Adjusted EBITDA approximated 19.6%, 19.9%, and 18.7% of net operating revenues in 2005, 2004, and 2003, respectively. Consolidated Adjusted EBITDA decreased from 2004 to 2005 due to the declining volumes experienced by each of our operating segments and increased operating expenses associated with professional service fees, as discussed above. Consolidated Adjusted EBITDA increased by 2.3% from 2003 to 2004. This increase was due primarily to our ability to control operating expenses as our segments experienced declining volumes. In 2004, net operating revenues decreased by 4.0%, while operating expenses decreased by 15.3%.

Impact of Inflation

The health care industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. In addition, suppliers pass along rising costs to us in the form of higher prices. Although we cannot predict our ability to cover future cost increases, we believe that through adherence to cost containment policies and labor and supply management, the effects of inflation on future operating results should be manageable.

However, we have little or no ability to pass on these increased costs associated with providing services to Medicare and Medicaid patients due to federal and state laws that establish fixed reimbursement rates. In addition, as a result of increasing regulatory and competitive pressures and a continuing industry-wide shift of patients to managed care plans, our ability to maintain margins through price increases to non-Medicare patients is limited.

Relationships and Transactions with Related Parties

HealthSouth and its prior management and board of directors engaged in numerous relationships and transactions with related parties. These transactions involved certain venture capital firms, investments, real property, and indebtedness of management. For more information on our historic relationships and transactions with related parties, please see Note 7, Investment in and Advances to Nonconsolidated Affiliates, Note 11, Shareholders’ Deficit, and Note 20, Related Party Transactions, to our accompanying consolidated financial statements.

As part of our restructuring process, we have eliminated our interests in and relationships with related parties. These types of transactions are not material to our ongoing operations, and therefore, will not be presented as a separate discussion within this Item. When these relationships or transactions were significant to our results of operations during the years ended December 31, 2005, 2004, or 2003, information regarding the relationship or transaction(s) have been included within this Item.

Segment Results of Operations

Our internal financial reporting and management structure is focused on the major types of services provided by HealthSouth. We currently provide various patient care services through four operating divisions and certain other services through a fifth division, which correspond to our five reporting business segments: (1) inpatient, (2) surgery centers, (3) outpatient, (4) diagnostic, and (5) corporate and other. For additional information regarding our business segments, including a detailed description of the services we provide and financial data for each segment, please see Item 1, Business, and Note 25, Segment Reporting, to our accompanying consolidated financial statements. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

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

Our inpatient segment operates IRFs, LTCHs, home health, and skilled nursing units and provides treatment on both an inpatient and outpatient basis. As of December 31, 2005, our inpatient segment operated 93 freestanding IRFs, 10 LTCHs, and 101 outpatient facilities near our IRFs or LTCHs. In addition to HealthSouth facilities, our inpatient segment manages 14 inpatient rehabilitation units, 11 outpatient facilities, and 2 gamma knife radiosurgery centers through management contracts. Our inpatient facilities are located in 28 states, with a concentration of facilities in Texas, Pennsylvania, Florida, Tennessee, and Alabama. We also have facilities in Puerto Rico and Australia.

For the years ended December 31, 2005, 2004, and 2003, our inpatient segment comprised approximately 56.4%, 57.5%, and 54.6%, respectively, of consolidated net operating revenues. For 2003 through 2005, this segment’s operating results were as follows:

	For the year ended December 31,
	2005	2004	2003
	(In Thousands)
Inpatient
Net operating revenues	$1,810,401	$2,020,409	$1,997,963
Operating expenses*	1,417,394	1,583,496	1,561,460

Operating earnings	$393,007	$436,913	$436,503

Discharges	107	121	119
Outpatient visits	1,650	2,167	2,317

	(Not In Thousands)
Full time equivalents	16,795	19,859	19,430
Average length of stay	15.9 days	16.0 days	16.3 days

*	Includes divisional overhead, but excludes corporate overhead allocation. See Note 25, Segment Reporting, to our accompanying consolidated financial statements. Includes the effect of minority interests in earnings of consolidated affiliates and equity in the net income of nonconsolidated affiliates.

During 2005, 2004, and 2003, inpatient’s net operating revenues were derived from the following payor sources:

	For the year ended December 31,
	2005	2004	2003
Medicare	71.2%	70.6%	71.1%
Medicaid	2.3%	2.6%	2.3%
Workers’ compensation	2.8%	3.3%	3.8%
Managed care and other discount plans	15.9%	15.0%	14.4%
Other third-party payors	5.2%	6.6%	6.3%
Patients	0.5%	0.1%	0.1%
Other income	2.1%	1.8%	2.0%

Total	100.0%	100.0%	100.0%

Our inpatient segment’s payor mix is weighted heavily towards Medicare. Our IRFs receive Medicare reimbursements under PPS. Under IRF-PPS, our IRFs receive fixed payment amounts per discharge based on certain rehabilitation impairment categories established by the Department of Health and Human Services. With PPS, our facilities retain the difference, if any, between the fixed payment from Medicare and their operating costs. Thus, our facilities are rewarded for being high quality, low cost providers. For additional information regarding Medicare reimbursement, please see the “Sources of Revenue” section of Item 1, Business, of this annual report.

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

Significant Changes in Regulations Governing IRF Reimbursement

As discussed in Item 1, Business, “Sources of Revenues,” two recent changes in regulations governing IRF reimbursement have combined to create a very challenging operating environment for our inpatient division. The first change occurred on May 7, 2004, when CMS issued a final rule stipulating revised criteria for qualifying as an IRF under Medicare. This rule, known as the “75% Rule,” has created significant volume volatility in our inpatient division. The second change, which became effective on October 1, 2005, relates to reduced unit pricing applicable to IRFs.

The 75% Rule, as revised, generally provides that to be considered an IRF, and to receive reimbursement for services under the IRF-PPS methodology, 75% of a facility’s total patient population must require treatment for at least one of 13 designated medical conditions. As a practical matter, this means that to maintain our current level of revenue from our IRFs we will need to reduce the number of nonqualifying patients treated at our IRFs and replace them with qualifying patients, establish other sources of revenues at our IRFs, or both. The Deficit Reduction Act of 2005, signed by President Bush on February 8, 2006 as Public Law 109-171, extended the phase-in schedule for the 75% Rule by one year and delayed implementation of the 65% compliance threshold until July 1, 2007.

On August 15, 2005, CMS published a final rule, as amended by the subsequent correction notice published on September 30, 2005, that updates the IRF-PPS for the federal fiscal year 2006 (which covers discharges occurring on or after October 1, 2005 and on or before September 30, 2006). Although the final rule includes an overall market basket update of 3.6%, it makes several other adjustments that we estimate will result in a net reduction in reimbursement to us. For example, the final rule (1) reduces the standard payment rates by 1.9%, (2) implements changes to Case-Mix Groups, comorbidity tiers, and relative weights, (3) updates the formula for the low income patient payment adjustment, (4) adopts the new geographic labor market area definitions based on the definitions created by the Office of Management and Budget known as Core-Based Statistical Areas, (5) implements new and revised payment adjustments on a budget-neutral basis, (6) implements a new indirect medical education teaching adjustment, (7) increases the rural add-on to 21.3%, and (8) incorporates several other modifications to Medicare reimbursement for IRFs. Although CMS predicted that overall payments to IRFs nationwide would increase by 3.4%, we estimate that the revised IRF-PPS will reduce Medicare reimbursement to our IRFs by 3.5% to 4%, primarily owing to the changes to Case-Mix Groups, comorbidity tiers, and relative weights. We estimate this net impact on reimbursement will reduce our inpatient division’s net operating revenues by approximately $10 million per quarter for the first three quarters of 2006 as compared to 2005. These estimates do not take into account potential changes in our case-mix resulting from our compliance with the 75% Rule, which could have the effect of increasing the acuity of our case-mix and therefore reducing the overall net impact of the IRF-PPS changes.

The volume volatility created by the 75% Rule had a significantly negative impact on our inpatient division’s net operating revenues in 2005. Thus far, we have been able to partially mitigate the impact of the 75% Rule on our inpatient division’s operating earnings by implementing the mitigation strategies discussed in Item 1, Business, “Our Business—Operating Divisions.” However, the combination of volume volatility created by the 75% Rule and lower unit pricing resulting from IRF-PPS changes reduced our operating earnings in 2005 and will have a continuing negative impact on our operating earnings in 2006. In addition, because we receive a significant percentage of our revenues from our inpatient division, and because our inpatient division receives a significant percentage of its revenues from Medicare, our inability to achieve continued compliance with or continue to mitigate the negative effects of the 75% Rule could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

On February 6, 2006, President Bush proposed a federal budget for fiscal year 2007. Among other things, the budget would eliminate Medicare payment increases for IRFs for the 2007 fiscal year. In 2008 and 2009, the budget proposes that IRFs and certain other providers receive a Medicare payment update of market basket minus 0.4%. These provisions are expected to reduce Medicare IRF spending by $1.59 billion in fiscal years

2007 through 2011. The President’s budget also calls for reductions in Medicare payments to IRFs for hip and knee replacements to decrease variances in payments based on site of care. Specifically, for services provided to hip and knee replacement patients, the proposal would pay IRFs the average amount paid to skilled nursing facilities (“SNFs”), plus one third of the difference between the average IRF payment amount and the average SNF payment rate. The President’s budget would reduce Medicare spending by more than $2.4 billion by adjusting payment for hip and knee replacements in post-acute care settings. If the budget proposal is enacted by Congress, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Moreover, the proposed budget would phase out all Medicare bad debt reimbursement to providers between 2007 and 2011. To enhance the long-term financing of the Medicare program, the budget also proposes automatic reductions in provider updates if general revenues are projected to exceed 45% of total Medicare financing. While legislation is necessary to enact these changes, Congress could consider this and other legislation in the future that would reduce Medicare reimbursement for IRF services. The potential effect of the President’s budget on our inpatient division is not known at this time.

Change in Ownership of Certain Facilities

Since 2003, we have been involved in a legal dispute regarding the lease of Braintree Rehabilitation Hospital in Braintree, Massachusetts and New England Rehabilitation Hospital in Woburn, Massachusetts. In 2005, a judgment was entered against us that upheld the landlord’s termination of our lease of these two facilities and placed us as the manager, rather than the owner, of these two facilities. We have appealed this decision, but a hearing on our appeal has not yet been scheduled.

During the appeals process, we have been cooperating with the landlord and have retroactively paid the net cash proceeds of the facilities to the landlord since the date the lease was deemed to have been terminated. Our 2005 results of operations include only the $5.4 million management fee we earned for operating the facilities on behalf of the landlord during the year. In 2004 and 2003, the results of operations of these two facilities were included in our consolidated statements of operations on a gross basis. As a result, our net operating revenues and operating earnings were negatively impacted by approximately $106.3 million and $3.6 million, respectively, in 2005.

For additional information, see Note 24, Contingencies and Other Commitments, to our accompanying consolidated financial statements.

Net Operating Revenues

Our inpatient segment’s net operating revenues declined by 10.4% from 2004 to 2005. The change in classification of our Braintree and Woburn facilities contributed to approximately $106.3 million, or 50.6%, of the decline. The remainder of the decrease in net operating revenues is due to declining volumes. Excluding the impact of the change in classification, discharges were approximately 7.6% lower than 2004 due to the continued phase-in of the 75% Rule and the majority of our facilities moving to the 50% phase. Our inpatient segment also experienced a 10.7% decrease in outpatient volumes due to continued competition from physicians offering physical therapy within their own offices, as well as the decrease in our inpatient volumes. Due to this continued competition from physicians and resulting decrease in outpatient visits, we evaluated our outpatient satellite sites and closed 22 sites during 2005. Declining volumes were offset slightly by favorable pricing from Medicare during the first nine months of 2005 due to the Medicare market basket adjustment discussed below. However, the PPS Final Rule, as discussed above, negatively impacted our fourth quarter earnings by approximately $10.0 million. Human capital constraints in key clinical positions (therapists and nurses) at some of our hospitals also negatively impacted volumes as facilities managed volumes within these constraints.

Net operating revenues of our inpatient segment increased by 1.1% from 2003 to 2004. This increase is primarily due to the higher net revenue per discharge, or improvement in our reimbursement per case, as well as a 2.3% increase in discharges. The increase in net operating revenues per discharge is due primarily to the 1.4%

increase in the segment’s Case Mix Index (“CMI”). An increase in CMI indicates that our patients have a higher acuity. For Medicare, which was over 70% of inpatient’s 2004 net operating revenues, the result of an increase in CMI is an increased payment to the segment. In addition, a market basket adjustment of 3.1% was received from Medicare in October 2004. A market basket adjustment is made to Medicare rates by the Department of Health and Human Services to account for inflationary impacts on provider costs. The increased reimbursements were offset by a 6.5% decrease in outpatient visits due primarily to increased competition from physicians offering physical therapy within their own offices. Due to this increased competition and resulting decrease in outpatient visits, we evaluated our outpatient satellite sites and closed 23 sites during 2004.

Operating Expenses

Salaries and Benefits

Salaries and benefits comprised over 58% of inpatient’s operating expenses in each year.

Salaries and benefits decreased by $116.8 million, or 12.1%, from 2004 to 2005 primarily as a result of the change in facility classification discussed above and fewer full-time equivalents due to the decline in volumes. The change in classification of our Braintree and Woburn facilities contributed approximately $66.1 million, or 56.6%, to the decrease. Full-time equivalents, excluding the employees of the Braintree and Woburn facilities, declined by 9.6% from 2004 to 2005 which more than offset the 4.8% increase in average salaries and benefits per full-time equivalent due to merit and market rate adjustments. In addition, costs associated with contract labor decreased by approximately 50% year over year. However, excluding the impact of the change in facility classification discussed above, salaries and benefits as a percent of net operating revenues remained consistent from 2004 to 2005 approximating 47.8% and 47.7%, respectively. The segment’s ability to maintain this ratio while experiencing a 5.0% decline in net operating revenues (excluding the impact of the change in facility classification) is evidence of our facilities’ ability to adjust staffing levels to accommodate changing volumes.

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

Supplies

From 2004 to 2005, supplies expense decreased by $13.5 million, or 11.1%. Approximately $6.2 million of the decrease is due to the change in classification of our Braintree and Woburn facilities. The remainder is due to the decline in volumes during 2005. Supplies expense as a percent of net operating revenues remained flat at approximately 6.0% each year.

Supplies expense increased by $13.7 million, or 12.7% from 2003 to 2004. This increase is primarily due to increased costs of supplies and the higher acuity of our patients in 2004. Higher acuity correlates to a higher cost patient, especially in drug expenses.

Provision for Doubtful Accounts

Our inpatient segment’s provision for doubtful accounts fluctuated between 1.5% of net operating revenues and 2.5% of net operating revenues from 2003 through 2005. During 2005, the segment’s provision for doubtful accounts decreased by $4.1 million, or 9.0%, due to the decrease in net operating revenues year over year. However, the provision for doubtful accounts as a percent of net operating revenues remained relatively flat, approximating 2.3% and 2.2% in 2005 and 2004, respectively.

From 2003 to 2004, the provision for doubtful accounts increased from 1.6% to 2.2% of net operating revenues due to a focus more on other operational projects and less on collection activities.

All Other Operating Expenses

From 2004 to 2005, all other operating expenses decreased by 7.0% due to the change in facility classification and the reduction in volumes discussed above. The inpatient segment’s all other operating expenses in 2005 also include an approximate $1.8 million impairment charge related to long-lived assets. Approximately $0.5 million of this charge relates to assets at our Pendleton facility in New Orleans, Louisiana. This facility was abandoned due to the damage caused by Hurricane Katrina. The remainder of the impairment charge is the result of continued negative cash flows experienced by one of our facilities in Texas.

All other operating expenses decreased by 12.1% from 2003 to 2004. As the inpatient segment digested the change to PPS, faced the challenge of mitigating the 75% Rule impact on net operating revenues, and realigned expenses going forward, a broad range of expenses were eliminated by the segment in this category during 2004.

Operating Earnings

Net operating earnings of our inpatient segment decreased by $43.9 million, or 10.0%, from 2004 to 2005. Approximately $3.6 million of this decrease is due to the change in classification of our Braintree and Woburn facilities. The remainder is due to the declining volumes experienced by the segment and the reimbursement challenges presented by the 75% Rule. Operating earnings increased by less than 1% from 2003 to 2004.

Surgery Centers

We operate one of the largest networks of ambulatory surgery centers (“ASCs”) in the United States. As of December 31, 2005, we provided these services through the operation of our network of 158 freestanding ASCs and 3 surgical hospitals in 35 states, with a concentration of centers in California, Texas, Florida, and North Carolina.

Our surgery centers provide the facilities and medical support staff necessary for physicians to perform non emergency surgical procedures in more than a dozen specialties, such as orthopedic, GI, ophthalmology, plastic, and general surgery. For 2003 through 2005, this segment’s operating results were as follows:

	For the year ended December 31,
	2005	2004	2003
	(In Thousands)
Surgery Centers
Net operating revenues	$773,403	$817,661	$871,303
Operating expenses*	692,099	724,078	913,941

Operating earnings (loss)	$81,304	$93,583	$(42,638)

Cases	647	707	747

	(Not In Thousands)
Full time equivalents	4,483	4,662	4,830

*	Includes divisional overhead, but excludes corporate overhead allocation. See Note 25, Segment Reporting, to our accompanying consolidated financial statements. Includes the effect of minority interests in earnings of consolidated affiliates and equity in the net income of nonconsolidated affiliates.

During the years ended December 31, 2005, 2004, and 2003, our surgery centers segment derived its net operating revenues from the following payor sources:

	For the year ended December 31,
	2005	2004	2003
Medicare	17.8%	18.1%	14.3%
Medicaid	2.7%	2.7%	2.3%
Workers’ compensation	10.5%	10.7%	12.5%
Managed care and other discount plans	59.2%	55.5%	55.1%
Other third-party payors	3.7%	0.4%	4.9%
Patients	4.8%	11.0%	9.3%
Other income	1.3%	1.6%	1.6%

Total	100.0%	100.0%	100.0%

Our commercial revenues, which are included in “Other third-party payors” in the above chart, increased by approximately $25 million from 2004 to 2005. This increase is the result of an increase in out-of-network cases that yield higher net revenue per case. The number of plastic surgery cases performed by our centers decreased by approximately 7% from 2004 to 2005. As a result, net operating revenues from cases where the patient has primary financial responsibility decreased from the prior year.

The number of cases performed by our centers is a key metric utilized by the segment to regularly evaluate its performance. The segment’s primary operating expenses include salaries and benefits and supplies. Salaries and benefits represents the most significant cost to the segment and includes all amounts paid to full- and part-time employees, as well as all related costs of benefits provided to employees. Supply costs include all expenses associated with medical supplies used while providing patient care at our centers. Such costs include sterile disposables, pharmaceuticals, implants, and other similar items.

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

Net Operating Revenues

As noted above, our ability to efficiently resyndicate our partnership portfolio is critical to the success of our surgery centers segment. Since 2003, our surgery centers segment has experienced a decline in the number of cases performed at our centers. Management attributes the majority of the decline in each year to our inability to resyndicate partnership interests in each center and the negative publicity HealthSouth received as a result of the events leading up to March 19, 2003. Because of our inability to report financial information during 2003 and 2004, there was no resyndication activity during 2003 and minimal activity during the latter half of 2004. Resyndication activity increased in 2005, but the majority of this activity also took place in the latter half of the year. We expect to begin seeing the results of this resyndication activity in 2006.

From 2004 to 2005, net operating revenues decreased by $44.3 million, or 5.4%. Declining volumes contributed to an approximate $67.8 million decrease in net operating revenues. Although the majority of this decrease is due to the limited resyndication activities discussed above, approximately $25.6 million of the decrease is due to the reclassification of five surgery centers that became equity method investments rather than consolidated entities in 2005 as a result of changes in control of these entities. The net operating revenues lost through volume declines were offset by a shift in case mix to ophthalmology cases which generate higher average net revenue per case. This shift in case mix increased net operating revenues by approximately $28.7 million. The remainder of the 2005 decrease in net operating revenues of $5.2 million is primarily attributable to a decrease in rental income associated with subleases that were terminated during the year.

From 2003 to 2004, our surgery centers segment experienced a $53.6 million, or 6.2%, decrease in net operating revenues. Approximately 85% of this decrease was due to declining volumes, as discussed above. The remainder of the decrease is due to a shift in case mix to procedures that carry lower average net revenue per case.

Operating Expenses

Salaries and Benefits

In each year, salaries and benefits represents over 29% of our surgery centers segment’s operating expenses.

Salaries and benefits decreased by approximately $9.1 million, or 3.4%, from 2004 to 2005. This decrease is primarily attributable to a reduction of 179 full-time equivalents year over year due to the decline in the number of cases performed by our surgery centers and the segment’s focus to improve operational performance and productivity. Salaries and benefits as a percent of net operating revenues remained flat at approximately 33% from 2004 to 2005.

During 2004, salaries and benefits decreased by $4.8 million, or 1.8%. Although full-time equivalents decreased by 168 year over year, increased costs associated with group medical insurance and workers’ compensation coverage offset these reductions.

Supplies

Supplies represents over 20% of our surgery centers segment’s operating expenses in each year, making it important for our ASCs to appropriately manage and monitor these costs.

Although total supplies cost decreased by $9.8 million, or 5.1%, from 2004 to 2005, supplies as a percent of net operating revenue remained flat at approximately 24%. The volume declines experienced by the segment in 2005 resulted in decreased supplies cost of approximately $16.3 million. However, this was offset by increased pricing associated with implants and prosthetics. The shift in case mix to more ophthalmology cases also contributed to an increase in the average supply cost per case in 2005.

From 2003 to 2004, supplies expense remained relatively flat. Although the average supply cost per case increased by approximately 6.6% year over year, there was a decrease in supplies used during the year due to the decline in the number of cases in 2004.

Provision for Doubtful Accounts

From 2004 to 2005, our surgery centers segment’s provision for doubtful accounts remained relatively flat at approximately 1.8% of net operating revenues and 1.9% of net operating revenues, respectively. From 2003 to 2004, this segment was able to decrease its provision for doubtful accounts from 3.6% of net operating revenues to 1.8% of net operating revenues. This decrease is due to the positive impact of segment-wide business office manager training, outsourced billing statements (which provided consistent delivery and appearance of statements), and utilization of an outside collection agency during 2004.

All Other Operating Expenses

From 2004 to 2005, all other operating expenses decreased by approximately 5.3%. As discussed earlier in this Item, we reclassified five facilities from consolidated entities to equity method investments due to changes in control of these entities. This reclassification favorably impacted both Minority interest in earnings of consolidated affiliates and Equity in net income of nonconsolidated affiliates. In addition, all other operating expenses decreased due to the closure and/or sale of under-performing facilities in 2005 that did not qualify as discontinued operations.

All other operating expenses decreased by approximately 40.4% from 2003 to 2004 due primarily to a $173.6 million reduction in impairment charges year over year. Although impairment charges decreased significantly year over year, our surgery centers segment’s 2004 operating expenses include a $2.7 million charge for the impairment of long-lived assets. Due to facility closings and facilities experiencing negative cash flow from operations, we examined all of our facilities for impairment. The above impairment charge is the result of that review.

Our surgery centers segment’s operating expenses in 2003 include a $176.2 million goodwill impairment charge. We performed an impairment review as required by FASB Statement No. 142 as of October 1, 2003 and concluded that a potential goodwill impairment existed in our surgery centers segment. The amount of the impairment, which was determined by calculating the implied fair value of goodwill, primarily recognizes the decline in the expected future operating performance of our surgery centers.

Operating Earnings (Loss)

The decrease in this segment’s operating earnings from 2004 to 2005 was due to the volume declines discussed above. Operating earnings of our surgery centers segment increased by approximately $136.2 million from 2003 to 2004. Although the segment experienced a decline in net operating revenues, the segment decreased its provision for doubtful accounts (as discussed above) and did not record a goodwill impairment charge in 2004, thus improving its operating results.

Outpatient

We are one of the largest operators of free standing outpatient rehabilitation facilities in the United States. As of December 31, 2005, we provided outpatient rehabilitative health care services through 620 facilities. We have locations in 40 states, with a concentration of centers in Florida, Texas, New Jersey, Missouri, and Connecticut.

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

For 2003 through 2005, this segment’s operating results were as follows:

	For the year ended December 31,
	2005	2004	2003
	(In Thousands)
Outpatient
Net operating revenues	$379,417	$441,752	$519,864
Operating expenses*	347,467	402,545	574,099

Operating earnings (loss)	$31,950	$39,207	$(54,235)

Visits	3,810	4,451	5,394

	(Not In Thousands)
Full time equivalents	3,897	4,674	5,476

*	Includes divisional overhead, but excludes corporate overhead allocation. See Note 25, Segment Reporting, to our accompanying consolidated financial statements. Includes the effect of minority interests in earnings of consolidated affiliates and equity in the net income of nonconsolidated affiliates.

For the years ended December 31, 2005, 2004, and 2003, outpatient’s net operating revenues were derived from the following payor sources:

	For the year ended December 31,
	2005	2004	2003
Medicare	13.6%	12.6%	9.9%
Medicaid	0.7%	0.6%	4.1%
Workers’ compensation	22.0%	24.7%	27.3%
Managed care and other discount plans	47.2%	49.6%	44.6%
Other third-party payors	10.5%	6.6%	8.5%
Patients	1.3%	1.2%	1.2%
Other income	4.7%	4.7%	4.4%

Total	100.0%	100.0%	100.0%

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

Our outpatient segment participates in a slower growing, lower margin business than our other operating segments. Due to regulatory changes, physicians that once referred business to us are now treating patients at their own facilities. Due to the relatively low barriers to entry associated with an outpatient facility, our outpatient segment continues to face increased competition from physician-owned physical therapy sites. The segment is also facing an industry-wide shortage of physical therapists. To combat the shortage, our outpatient segment implemented key incentive plans to help recruit and retain therapists. These incentive plans have begun to reduce therapist turnover rates and have increased the segment’s overall clinical productivity.

Net Operating Revenues

From 2003 to 2005, patient visits to our outpatient facilities decreased by over 1.5 million visits. This decreased volume negatively impacted net operating revenues by approximately $60.6 million in 2005 and approximately $86.9 million in 2004. Management attributes the volume decline in each year to increased competition from physician-owned physical therapy sites, expiration of noncompete agreements from prior acquisitions, and the nationwide physical therapist shortage. The volume impact of these factors resulted in the net closure of 108 facilities in 2005 and 70 facilities during 2004 that did not qualify for discontinued operations. These closures accounted for approximately $30.2 million and $16.3 million, respectively, of the total volume decrease in 2005 and 2004, respectively. The remainder of the decrease in each year represents the impact of the above factors on our facilities that remained open.

In 2004, our outpatient segment was able to achieve higher net patient revenue per visit, increasing this metric by approximately $2 per visit. The increased net patient revenue per visit yielded approximately $11.0 million in additional net operating revenues during 2004. The increase per visit was due to the segment’s examination and elimination of managed care contracts with low reimbursement rates, a price increase on some services, and an increase in manual therapy services. There was no significant impact to net operating revenues as a result of pricing in 2005.

During 2005 and 2004, non-patient revenues decreased by $3.0 million, or 14.5%, and $2.2 million, or 9.5%, respectively, due to facility closures and contract terminations during the year.

Operating Expenses

Salaries and Benefits

Salaries and benefits represent over 48% of outpatient’s operating expenses in each year.

In 2005 and 2004, salaries and benefits decreased by $29.4 million, or 11.9%, and $28.1 million, or 10.2%, respectively. The majority of this decrease is due to the closure of facilities in 2005 and 2004, as described above, which resulted in a 777 and an 802 decrease in full-time equivalents, respectively. This decrease in full- time equivalents in each year decreased salaries and benefits by approximately $41.1 million and $40.3 million in 2005 and 2004, respectively. Decreased costs associated with fewer full-time equivalents were offset by increasing costs associated with employee benefits in both years.

Provision for Doubtful Accounts

The provision for doubtful accounts of our outpatient segment increased from 2.8% to 4.2% of net operating revenues from 2003 to 2004, respectively. In 2005, the provision for doubtful accounts decreased to 1.9% of net operating revenues. These changes resulted from the segment’s reorganization of its billing and collecting function during 2004 and 2005.

All Other Operating Expenses

From 2004 to 2005, all other operating expenses decreased by approximately 10.7% due primarily to the closure of under-performing facilities and a $2.7 million decrease in impairment charges year over year. Triggering events related to facility closings and facilities experiencing negative cash flow from operations resulted in the segment recognizing a $0.8 million impairment charge to long-lived assets in 2005. We determined the fair value of the impaired long-lived assets at a facility primarily based on the assets’ estimated fair value using valuation techniques that included discounted future cash flows and third-party appraisals.

All other operating expenses decreased by approximately 51.8% from 2003 to 2004. This decrease primarily resulted from a $136.5 million decrease in impairment charges year over year. Triggering events related to facility closings and facilities experiencing negative cash flow from operations resulted in the segment recognizing an impairment charge of $2.4 million related to long-lived assets and $1.0 million related to intangible assets in 2004. We wrote these assets down to zero, or their estimated fair value, based on expected negative operating cash flows of these facilities in future years.

The segment’s 2003 operating expenses include approximately $140.0 million of impairment charges. As a result of the events leading up to March 19, 2003, we performed an impairment review, as required by FASB Statement No. 142, and concluded that a potential goodwill impairment existed in the outpatient segment. We calculated the implied fair value of the outpatient segment’s goodwill and determined that the outpatient segment’s goodwill was impaired by $135.9 million. Our outpatient segment also recorded a $4.1 million impairment charge related to long-lived assets in 2003.

Operating Earnings (Loss)

Operating earnings decreased from 2004 to 2005 due primarily to the declining volumes, as discussed above. In 2004, operating earnings increased by $93.4 million due primarily to a reduction in impairment charges. Our outpatient segment experienced an operating loss in 2003 due primarily to the $135.9 million goodwill impairment charge recorded by the segment.

Diagnostic

We are one of the largest operators of freestanding diagnostic imaging centers in the United States. As of December 31, 2005, we performed diagnostic services through the operation of our network of approximately 85 diagnostic centers in 27 states and the District of Columbia, with a concentration of centers in Texas, Georgia, Alabama, Florida, and the Washington D.C. area. In addition, the division operates five electro-shock wave lithotripter units.

Our diagnostic centers provide outpatient diagnostic imaging services, including MRI services, CT services, X-ray services, ultrasound services, mammography services, nuclear medicine services, and fluoroscopy. We do not provide all services at all sites, although approximately 71% of our diagnostic centers are multi-modality centers offering multiple types of service. Our outpatient diagnostic procedures are performed by experienced radiological technologists. After the diagnostic procedure is completed, the images are reviewed by radiologists who have contracted with us. These radiologists prepare an interpretation which is then delivered to the referring physician.

Due to the equipment utilized when performing diagnostic services for our patients, our diagnostic segment generally has high capital costs, including costs for maintaining its equipment.

For 2003 to 2005, our diagnostic segment’s operating results were as follows:

	For the year ended December 31,
	2005	2004	2003
	(In Thousands)
Diagnostic
Net operating revenues	$226,506	$234,652	$262,014
Operating expenses*	227,544	241,228	297,338

Operating loss	$(1,038)	$(6,576)	$(35,324)

Scans	710	736	822

	(Not In Thousands)
Full time equivalents	1,116	1,223	1,250

*	Includes divisional overhead, but excludes corporate overhead allocation. See Note 25, Segment Reporting, to our accompanying consolidated financial statements. Includes the effect of minority interests in earnings of consolidated affiliates and equity in the net income of nonconsolidated affiliates.

For the years ended December 31, 2005, 2004, and 2003, diagnostic derived its net operating revenues from the following payor sources:

	For the year ended December 31,
	2005	2004	2003
Medicare	19.5%	17.3%	16.5%
Medicaid	3.4%	3.3%	2.7%
Workers’ compensation	9.6%	9.2%	7.8%
Managed care and other discount plans	60.1%	61.0%	63.5%
Other third-party payors	4.4%	6.1%	7.2%
Patients	2.2%	2.2%	1.4%
Other income	0.8%	0.9%	0.9%

Total	100.0%	100.0%	100.0%

The number of scans performed is a key metric utilized by the segment to regularly evaluate its performance. The segment’s primary operating expenses include salaries and benefits, professional and medical director fees, and supplies. Salaries and benefits expense represents the most significant cost to the segment and includes all amounts paid to full- and part-time employees at our centers, as well as all related costs of benefits provided to employees. Professional and medical director fees primarily include fees paid under contracts with radiologists and other clinical professionals to read and interpret the scans performed at our centers. Payments under these contracts are normally tied to the number of scans read by each independent contractor, associated revenues with each scan, or cash collections. Supply costs include all expenses associated with supplies used while performing diagnostic services for our patients. These costs primarily consist of the film costs associated with each scan.

Our diagnostic segment has struggled over the past several years due to poor margins for the diagnostic market in general, strong competition from physician-owned diagnostic service centers, increased pricing pressure from payors, and the age of equipment in our installed base. We see competition only increasing as diagnostic equipment manufacturers continue to lower prices and offer special financing to encourage physicians to purchase equipment through their own practices, resulting in a decline in the number of procedures performed at our diagnostic centers.

Net Operating Revenues

The decrease in net operating revenues in each year is due to volume decreases caused primarily by competition from physician-owned diagnostic centers and the closure of under-performing facilities that did not qualify for discontinued operations.

Operating Expenses

Salaries and Benefits

The declining volumes of our diagnostic segment over the past several years has led management to take an active role in increasing efficiencies by reducing the number of full-time equivalents. However, our diagnostic centers have relatively few full-time equivalents on a per facility basis, and there are certain staffing requirements that are mandated for any volume level given the nature of services we provide.

Salaries and benefits decreased by $2.1 million, or 3.4%, from 2004 to 2005. This decrease was primarily the result of eliminating full-time positions at certain business offices by outsourcing the segment’s collections processes to a third-party and the closure of under-performing facilities that did not qualify for discontinued operations in 2005. Due to these headcount reductions at the segment’s business offices and the closure of under-performing facilities, salaries and benefits remained at approximately 26.0% of net operating revenues in 2005 in spite of the decline in revenues.

Salaries and benefits grew from 22.8% of net operating revenues in 2003 to 26.0% of net operating revenues in 2004. Although volumes declined in 2004, our diagnostic centers did not further adjust their staffing levels due to management’s conclusion that minimum staffing levels had been achieved for the operation of our centers. Therefore, salaries and benefits grew as a percent of net operating revenues due to the decline in net operating revenues in 2004 without a commensurate reduction in personnel costs.

Supplies

In 2005 and 2004, supplies expense decreased by approximately 12.2% and 11.0%, respectively, due to the decrease in volumes during each year, more favorable supply pricing, and improved efficiency.

Professional and Medical Director Fees

From 2003 through 2005, professional and medical director fees generally followed the same trend as our net operating revenues and cash collections.

Provision for Doubtful Accounts

In 2003, our diagnostic segment’s provision for doubtful accounts was 16.7% of net operating revenues. This high percentage was primarily the result of a decline in operational efficiency within the segment as a result of (1) outsourcing the diagnostic segment’s collection activities to a third-party vendor (beginning March 2002), and (2) the conversion of 44 of the segment’s clinics to a new patient accounting system which failed to meet expectations. The contract with the third-party vendor was terminated in April 2003, and the 44 clinics were taken off the new patient accounting system during the summer of 2003.

During 2004, we made progress collecting aged receivables, which is reflected in the decrease in the provision for doubtful accounts to 16.1% of net operating revenues. In 2005, we continued to implement new information systems to improve cash collections in our diagnostic segment, and we outsourced collection activities to a third-party. These new systems along with management’s focus on collections decreased the segment’s provision for doubtful accounts to 15.5% of net operating revenues in 2005.

All Other Operating Expenses

From 2004 to 2005, all other operating expenses decreased by 1.3%. This decrease is primarily the result of the closure of under-performing facilities that did not qualify for discontinued operations treatment in 2005 offset by a $5.0 million impairment charge related to long-lived assets. Triggering events related to facility closings and facilities experiencing negative cash flow from operations resulted in the segment recognizing a $5.0 million impairment charge to long-lived assets in 2005. We determined the fair value of the impaired long-lived assets at a facility primarily based on the assets’ estimated fair value using valuation techniques that included discounted future cash flows and third-party appraisals.

During 2004, all other operating expenses decreased by 33.8% due primarily to a year over year reduction in impairment charges and the closure of under-performing facilities that did not qualify for discontinued operations treatment. In 2004, triggering events related to facility closings and facilities experiencing negative cash flow from operations resulted in the segment recognizing an impairment charge of $0.9 million related to long-lived assets. We wrote these assets down to zero, or their estimated fair value, based on expected negative operating cash flows of these facilities in future years.

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

Operating Loss

In 2005, our diagnostic segment decreased its operating loss by closing additional under-performing facilities and decreasing its provision for doubtful accounts, as discussed above.

In 2004, the segment’s operating loss decreased by approximately 81.4%. Although our diagnostic segment experienced a decline in net operating revenues year over year, the segment decreased its total operating expenses due primarily to a year over year reduction in the provision for doubtful accounts and impairment charges, as discussed above.

We continue to focus on operational improvements to increase our margins and respond to the increased competition in this industry.

Corporate and Other

Corporate and other includes revenue-producing functions that are managed directly from our corporate office and that do not fall within one of the four operating segments discussed above, including other patient care services and certain non-patient care services.

•	Medical Centers. This category formerly included our acute care business which, for all practical purposes, we have now exited. Specifically, as described later in this Item under the heading “Results of Discontinued Operations,” we have signed an agreement to sell our acute care hospital located in Birmingham, Alabama. In addition, on January 4, 2006, we executed a letter of intent with an undisclosed party regarding the sale of the property and equipment which were to have comprised our Digital Hospital in Birmingham, Alabama. Any sale of the Digital Hospital will not involve conveyance of our interest in any certificate of need from our acute care hospital. The letter of intent expires, subject to certain conditions, on March 31, 2006 unless otherwise extended in accordance with the terms of the letter of intent. As of December 31, 2005, we had invested approximately $210 million in the Digital Hospital project. We have not signed a definitive agreement with respect to the Digital Hospital, and there can be no assurance any sale will take place. See Note 5, Property and Equipment, to our accompanying consolidated financial statements, for a discussion of the impairment charge we recognized in 2005 relating to the Digital Hospital. As of December 31, 2005, this category continues to include a physician practice located at the University of Miami Sports Center. During 2005, 2004, and 2003, net operating revenues from this category comprised 5.8%, 2.8%, and 7.8%, respectively, of corporate and other’s net operating revenues.

•	Other Patient Care Services. In some markets, we provide other limited patient care services. We evaluate market opportunities on a case-by-case basis in determining whether to provide additional services of these types. We may provide these services as a complement to our facility-based businesses or as stand-alone businesses. During 2005, 2004, and 2003, net operating revenues from other patient care services comprised 3.1%, 3.2%, and 4.9%, respectively, of corporate and other’s net operating revenues.

•	Non-Patient Care Services. We also provide certain services that do not involve the provision of patient care, including the operation of the conference center located at our corporate campus, operation of medical office buildings, various corporate marketing activities, our clinical research activities, and other services that are generally intended to complement our patient care activities. During 2005, 2004, and 2003, net operating revenues from non-patient care services comprised 91.1%, 94.0%, and 87.3% of corporate and other’s net operating revenues. This category’s net operating revenues include earned premiums of HCS, Ltd. (“HCS”). HCS handles medical malpractice, workers’ compensation, and other claims for us. HCS is a wholly owned subsidiary of HealthSouth Corporation, and, as such, these earned premiums eliminate in consolidation.

•	Corporate Functions. All our corporate departments and related overhead are contained within this segment. These departments, which include among others accounting, communications, compliance, human resources, information technology, internal audit, legal, payor strategies, reimbursement, tax, and treasury, provide support functions to our operating divisions.

For 2003 through 2005, this segment’s operating results were as follows:

	For the year ended December 31,
	2005	2004	2003
	(In Thousands)
Corporate and Other
Net operating revenues	$79,106	$85,473	$80,247
Operating expenses*	607,758	404,915	568,249

Operating loss	$(528,652)	$(319,442)	$(488,002)

	(Not In Thousands)
Full time equivalents	927	760	717

*	Includes all corporate overhead. See Note 25, Segment Reporting, to our accompanying consolidated financial statements. Includes the effect of minority interests in earnings of consolidated affiliates and equity in net income of nonconsolidated affiliates. This line item also includes approximately $215 million and $171 million, respectively, in 2005 and 2003 related to Government, class action, and related settlements expense.

Corporate and other’s primary operating expense is salaries and benefits. Salaries and benefits represents the most significant cost to the segment and includes all amounts paid to full- and part-time employees at our corporate headquarters (excluding any divisional management allocated to each operating segment) in Birmingham, Alabama, as well as all related costs of benefits provided to these employees. All general and administrative costs related to the operation of our corporate office are included in other operating expenses. The most significant general and administrative expenses relate to insurance including property and casualty, general liability, and directors and officers’ coverage.

Net Operating Revenues

Changes in net operating revenues from year to year relate to changes in earned premiums of HCS, which eliminate in consolidation.

Operating Expenses

Salaries and Benefits

From 2004 to 2005, salaries and benefits decreased by $10.6 million, or 13.2%, primarily due to lower claims and premiums expense associated with workers’ compensation. Salaries and benefits did not change materially from 2003 to 2004.

All Other Operating Expenses

All other operating expenses of the corporate and other segment include $24.4 million, $30.2 million, and $127.9 million of impairment charges related to the Digital Hospital in 2005, 2004, and 2003, respectively. In each year, the impairment charge represents the excess of costs incurred during the construction of the Digital Hospital over the estimated fair market value of the property, including the River Point facility, a 60,000 square foot office building, which shares the construction site and would be included with any sale of the Digital Hospital. The impairment of the Digital Hospital in 2003 was based on an appraisal that considered alternative uses for the property. The impairment of the Digital Hospital in 2004 and 2005 was determined using a weighted average fair value approach that considered the 2003 appraisal and other potential scenarios.

In addition to the $24.4 million impairment charge related to the Digital Hospital in 2005, the corporate and other segment recorded $9.0 million in other long-lived asset impairment charges. We determined the fair value of the impaired long-lived assets based on the assets’ estimated fair value using valuation techniques that included discounted future cash flows and third-party appraisals.

All other operating expenses increased by 65.8% from 2004 to 2005. The primary contributor to this increase is the $215.0 million settlement associated with our securities litigation, as discussed above in this Item, “Consolidated Results of Operations.” Excluding the amount recorded for the securities litigation settlement, all other operating expenses in the corporate and other segment would have decreased by less than 1.0% in 2005 due to the following:

•	Meadowbrook recovery. As discussed earlier in this Item, we recorded a $37.9 million recovery related to Meadowbrook in 2005.

•	Professional fees—reconstruction and restatement. These fees decreased by $36.4 million from 2004 to 2005, showing the decreased use of consultants as our new management team was in place.

These decreases were offset by increased expenses associated with accounting, legal, and consulting professional fees. We incurred these fees in 2005 as a result of Sarbanes-Oxley costs and strategic agenda consulting.

From 2003 to 2004, all other operating expenses had a net decrease of approximately 33.2%. This decrease was primarily the result of the following:

•	Software development costs. We began funding Source Medical for the HCAP software development in 2001. In 2004, we gave approximately $6.5 million less to Source Medical for software development. For additional information regarding Source Medical, see Note 7, Investment in and Advances to Nonconsolidated Affiliates, to our accompanying consolidated financial statements.

•	Impairment of Long-Lived Assets. During 2003, the corporate and other segment recorded long-lived asset impairments of $128.0 million, while in 2004, long-lived asset impairments approximated $30.2 million. Both charges related primarily to the Digital Hospital, as discussed above.

•	Government, Class Action, and Related Settlements. There were no government, class action, or related settlements recorded in 2004.

The above decreases in 2004 were offset by a $135.7 million increase in Professional fees—reconstruction and restatement. As noted throughout this filing, significant changes have occurred at HealthSouth since the events leading up to March 19, 2003. The steps taken to stabilize our business and operations, provide vital management assistance, and coordinate our legal strategy came at significant financial cost. Much of the audit and reconstruction efforts occurred in 2004 causing these fees to increase from 2003.

Operating Loss

Our operating loss for the corporate and other segment increased from 2004 to 2005 due primarily to the securities litigation settlement. Our operating loss for the corporate and other segment decreased from 2003 to 2004 due to the decrease in all other operating expenses discussed above.

Results of Discontinued Operations

In our continuing effort to streamline operations, we identified 19 entities in our inpatient segment, 328 outpatient rehabilitation facilities, 25 surgery centers, 27 diagnostic centers, and 46 other facilities during 2005, 2004, and 2003 that met the requirements of FASB Statement No. 144 to report as discontinued operations. For the facilities identified during these years that met the requirements of FASB Statement No. 144 to report as discontinued operations, we reclassified our consolidated balance sheet for the year ended December 31, 2004 and our consolidated statements of operations and consolidated statements of cash flows for the years ended December 31, 2004 and 2003 to show the results of those facilities as discontinued operations.

When determining if a closed facility qualifies for discontinued operations under FASB Statement No. 144, we consider the proximity of the facility to other HealthSouth facilities offering similar services as well as other facilities within the same regional cost center that remain open. If we believe HealthSouth will retain patients by transferring the services to another HealthSouth facility, we will not treat the closed facility as a discontinued operation. We do not account for facilities that were closed or sold as discontinued operations until we have exited the specific market.

The operating results of discontinued operations, by operating segment and in total, are as follows:

	For the year ended December 31,
	2005	2004	2003
	(In Thousands)
Inpatient:
Net operating revenues	$—	$4,699	$26,114
Costs and expenses	637	6,544	18,148

(Loss) income from discontinued operations	(637)	(1,845)	7,966
Gain (loss) on disposal of assets of discontinued operations	362	(642)	(464)
Income tax expense	—	—	—

(Loss) income from discontinued operations	$(275)	$(2,487)	$7,502

Surgery Centers:
Net operating revenues	$18,854	$44,181	$57,608
Costs and expenses	30,967	56,846	99,628
Impairments	112	1,750	—

Loss from discontinued operations	(12,225)	(14,415)	(42,020)
Gain on disposal of assets of discontinued operations	6,181	1,134	11,299
Income tax expense	—	—	—

Loss from discontinued operations	$(6,044)	$(13,281)	$(30,721)

Outpatient:
Net operating revenues	$11,815	$48,007	$78,742
Costs and expenses	16,852	52,102	74,316
Impairments	—	822	—

(Loss) income from discontinued operations	(5,037)	(4,917)	4,426
Gain (loss) on disposal of assets of discontinued operations	165	(1,203)	(1,758)
Income tax expense	—	—	—

(Loss) income from discontinued operations	$(4,872)	$(6,120)	$2,668

Diagnostic:
Net operating revenues	$2,191	$11,410	$21,009
Costs and expenses	4,733	17,702	25,435
Impairments	—	133	—

Loss from discontinued operations	(2,542)	(6,425)	(4,426)
Gain on disposal of assets of discontinued operations	289	3,077	1,289
Income tax expense	—	—	—

Loss from discontinued operations	$(2,253)	$(3,348)	$(3,137)

Corporate and Other:
Net operating revenues	$76,802	$153,609	$228,218
Costs and expenses	118,331	232,457	238,150
Impairments	6,693	16,577	—

Loss from discontinued operations	(48,222)	(95,425)	(9,932)
Gain on disposal of assets of discontinued operations	257	319	28,439
Income tax expense	—	—	—

(Loss) income from discontinued operations	$(47,965)	$(95,106)	$18,507

Total:
Net operating revenues	$109,662	$261,906	$411,691
Costs and expenses	171,520	365,651	455,677
Impairments	6,805	19,282	—

Loss from discontinued operations	(68,663)	(123,027)	(43,986)
Gain on disposal of assets of discontinued operations	7,254	2,685	38,805
Income tax expense	—	—	—

Loss from discontinued operations	$(61,409)	$(120,342)	$(5,181)

Inpatient. Our inpatient segment identified 19 facilities as discontinued operations. The decrease in net operating revenues and costs and expenses in each year is due to the timing of the closure of these facilities.

Surgery Centers. Twenty-five surgery centers were identified as discontinued operations. Both the decline in net operating revenues and the decline in costs and expenses in each year are due to the timing of the sale or closure of these facilities. As of December 31, 2005, we had three open surgery centers that qualified as discontinued operations. These three facilities were sold in February 2006.

The $11.3 million net gain on disposal of assets in 2003 is due primarily to a gain on disposal of the assets related to our former surgical hospital in Oklahoma.

Outpatient. Our outpatient segment identified 328 facilities as discontinued operations. The timing of the closure of these facilities drove the change in net operating revenues and costs and expenses in each year.

Diagnostic. Our diagnostic segment identified 27 facilities as discontinued operations. The timing of the closure of these facilities drove the change in net operating revenues and costs and expenses in each year.

Corporate and Other. Our corporate and other segment identified 46 facilities as discontinued operations.

On July 20, 2005, we executed an asset purchase agreement with The Board of Trustees of the University of Alabama (the “University of Alabama”) for the sale of the real property, furniture, fixtures, equipment and certain related assets associated with our only remaining operating acute care hospital, which has 219 licensed beds and is located in Birmingham, Alabama. Simultaneously with the execution of this purchase agreement with the University of Alabama, we executed an agreement with an affiliate of the University of Alabama whereby this entity currently provides certain management services to our acute care hospital in Birmingham. On December 31, 2005, we executed an amended and restated asset purchase agreement with the University of Alabama. This amended and restated agreement provides that the University of Alabama will purchase our Birmingham acute care hospital and associated real and personal property as well as our interest in the gamma knife partnership associated with this hospital. We anticipate closing this transaction by the end of the first quarter of 2006. We will transfer the hospital and associated real and personal property at that time, but will transfer our interest in the gamma knife partnership at a later date. The proposed transaction also requires that we acquire and convey title to the University of Alabama for certain professional office buildings that we are currently leasing. Both the certificate of need under which the hospital currently operates, and the licensed beds operated by us at the hospital, will be transferred as part of the sale of the hospital under the amended and restated agreement.

From 2003 to 2004, net operating revenues associated with discontinued operations within our corporate and other segment decreased by $74.6 million. Approximately $72.0 million of this decrease relates to Doctor’s Hospital in Miami, Florida, which was sold in late 2003. From 2004 to 2005, net operating revenues associated with discontinued operations within this segment decreased by $76.8 million. Approximately $20.0 million of this decrease was due to the closure of Metro West hospital in September 2004. An additional $35.0 million was due to the continued poor operating performance of the Birmingham Medical Center in 2005. The change in costs and expenses in each year follow these same trends.

The $16.6 million impairment charge in 2004 primarily relates to a $14.8 million impairment charge associated with the Birmingham Medical Center. Due to continuing negative cash flows from operations of this facility, we had the Birmingham Medical Center appraised as of December 31, 2004. The impairment charge represents the difference between the appraised value and the net book value of the long-lived assets associated with the Birmingham Medical Center.

The net gain on asset disposals in 2003 was primarily the result of our sale of Doctor’s Hospital in that year.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, cash from operations, and our revolving credit agreement.

Historic Sources and Uses of Cash

Historically, our primary sources of funding have been cash flows from operations, borrowings under long-term debt agreements, and sales of limited partnership interests. Funds were used to fund working capital requirements, capital expenditures, and business acquisitions. The following chart shows the cash flows provided by or used in operating, investing, and financing activities for 2005, 2004, and 2003, as well as the effect of exchange rates for those same years:

	For the year ended December 31,
	2005	2004	2003
	(In Thousands)
Net cash provided by operating activities*	$1,561	$391,596	$574,193
Net cash used in investing activities	(104,298)	(186,869)	(76,873)
Net cash used in financing activities	(173,832)	(224,469)	(115,885)
Effect of exchange rate changes on cash and cash equivalents	(1,248)	1,251	(31)

(Decrease) increase in cash and cash equivalents	$(277,817)	$(18,491)	$381,404

*	Includes approximately $165.4 million and $7.0 million of cash payments, excluding interest, related to government, class action, and related settlements in 2005 and 2004, respectively.

2005 Compared to 2004

Operating activities. Net cash provided by operating activities decreased from 2004 to 2005 as a result of lower net operating revenues in 2005, cash payments for government, class action, and related settlements, and a return to normal payment terms with many of our vendors. As discussed earlier in this Item, our net operating revenues decreased in 2005 due to declining volumes experienced by our operating segments. In addition, we paid approximately $155.0 million, excluding interest, to the United States related to our Medicare program settlement, and we paid $12.5 million to the SEC under a settlement agreement. These settlements are discussed in Item 1, Business, and Note 21, Medicare Program Settlement, and Note 22, SEC Settlement, to our accompanying consolidated financial statements. With our revolving line of credit frozen throughout 2004, we added approximately two weeks to most payment terms of our vendors as part of our cash management and conservation process. After we amended and restated our credit agreement in March 2005 (see below), we were able to return to more normal payment terms with our vendors. This decreased our net cash provided by operating activities year over year.

Investing activities. Net cash used in investing activities decreased from 2004 to 2005 primarily due to a reduction in capital expenditures. During 2005, we decreased capital expenditure budgets and postponed development projects to conserve cash and restructure our business.

Financing activities. Net cash used in financing activities decreased from 2004 to 2005 due primarily to $73.5 million less in debt issuance costs and consent fees paid in 2005 offset by $21.7 million more in net debt payments, including capital lease obligations. See Item 1, Business, and Note 8, Long-term Debt, to our accompanying consolidated financial statements.

2004 Compared to 2003

Operating activities. Net cash provided by operating activities decreased from 2003 to 2004 as a result of lower net operating revenues in 2004 and a reduction in income tax refunds received year over year. In 2004, we received net income tax refunds of approximately $8.1 million, as compared to 2003 when we received $110.3 million in net income tax refunds.

Investing activities. Net cash used in investing activities increased from 2003 to 2004 primarily due to a reduction in proceeds from asset disposals year over year, including those of facilities designated as discontinued operations.

Financing activities. Net cash used in financing activities increased from 2003 to 2004 primarily due to consent fees paid in connection with all of our debt issues covered by the consent solicitations discussed in Item 1, Business, and Note 8, Long-term Debt, to our accompanying consolidated financial statements.

Current Liquidity and Capital Resources

As of December 31, 2005, we had approximately $175.5 million in cash and cash equivalents. This amount excludes approximately $242.5 million in restricted cash, which is cash we cannot use because of various obligations we have under lending agreements, partnership agreements, and other arrangements, primarily related to our captive insurance company. We also had approximately $23.8 million of marketable securities classified as available-for-sale.

On March 10, 2006, we completed the last of a series of recapitalization transactions (the “Recapitalization Transactions”) enabling us to prepay substantially all of our prior indebtedness and replace it with approximately $3 billion of new long-term debt. Although we remain highly leveraged, we believe these Recapitalization Transactions have eliminated significant uncertainty regarding our capital structure and have improved our financial condition in several important ways:

•	Reduced refinancing risk—The terms governing our prior indebtedness would have required us to refinance approximately $2.7 billion between 2006 and 2009, assuming all noteholders holding options to require us to repurchase their notes in 2007 and 2009 were to exercise those options. Under the terms governing our new indebtedness, we have minimal maturities until 2013 when our new term loans come due. The extension of our debt maturities has substantially reduced the risk and uncertainty associated with our near-term refinancing obligations under our prior debt.

•	Improved operational flexibility—We have negotiated new loan covenants with higher leverage ratios and lower interest coverage ratios. In addition, our new loan agreements increase our ability to enter into certain transactions (e.g. acquisitions and sale-leaseback transactions).

•	Increased liquidity—As a result of the Recapitalization Transactions, our revolving line of credit has increased by approximately $150 million. In addition, the increased flexibility provided by the covenants governing our new indebtedness will allow us greater access to our revolving credit facility than we had under our prior indebtedness.

•	Improved credit profile—By issuing $400 million in convertible perpetual preferred stock and using the net proceeds from that offering to repay a portion of our outstanding indebtedness and to pay fees and expenses related to such prepayment, we were able to reduce the amount we ultimately borrowed under the interim loan agreement. Accordingly, we have improved our capital structure. In addition, by increasing the ratio of our secured debt to unsecured debt, our capital structure is now closer to industry norms. Further, a substantial amount of our new indebtedness is prepayable without penalty, which will enable us to reduce debt and interest expense as operating and non-operating cash flows allow without the substantial cost associated with the prepayment of our prior public indebtedness.

•	Reduced interest rate exposure—By completing the Recapitalization Transactions we have taken advantage of current interest rates, which are relatively low compared to historical rates, and eliminated the need to refinance our debt over the next four years in what we perceive to be a rising interest-rate environment. In addition, we have entered into an interest rate swap to reduce our variable rate debt exposure.

The Recapitalization Transactions included (1) entering into credit facilities that provide for extensions of credit of up to $2.55 billion of senior secured financing, (2) entering into an interim loan agreement that provides us with $1.0 billion of senior unsecured financing, (3) completing a $400 million offering of convertible perpetual preferred stock, (4) completing cash tender offers to purchase $2.03 billion of our previously outstanding senior notes and $319 million of our previously outstanding senior subordinated notes and consent solicitations with respect to proposed amendments to the indentures governing each outstanding series of notes, and (5) prepaying and terminating our Senior Subordinated Credit Agreement, our Amended and Restated Credit Agreement, and our Term Loan Agreement. In order to complete the Recapitalization Transactions, we also entered into amendments, waivers, and consents to our prior senior secured credit facility, $200 million senior unsecured term loan agreement, and $355 million senior subordinated credit agreement. Detailed descriptions of each of the above transactions are contained in Item 1, Business, “Recapitalization Transactions,” and Note 8, Long-term Debt, to our accompanying consolidated financial statements.

As a result of the Recapitalization Transactions, we expect to record an approximate $350 million to $375 million net loss on early extinguishment of debt in the first quarter of 2006.

We used a portion of the proceeds of the loans under the new senior secured credit facilities, the proceeds of the interim loans, and the proceeds of the $400 million offering of convertible perpetual preferred stock, along with cash on hand, to prepay substantially all of our prior indebtedness and to pay fees and expenses related to such prepayment and the Recapitalization Transactions. The remainder of the proceeds and availability under the senior secured credit facilities are expected to be used for general corporate purposes. In addition, the letters of credit issued under the revolving letter of credit subfacility and the synthetic letter of credit facility will be used in the ordinary course of business to secure workers’ compensation and other insurance coverages and for general corporate purposes. We anticipate refinancing the $1 billion interim loans in the second quarter or third quarter of 2006 through an issuance of high-yield debt securities.

The face value of our long-term debt (excluding notes payable to banks and others, noncompete agreements, and capital lease obligations) before and after the Recapitalization Transactions is summarized in the following table:

	As of December 31, 2005	As of March 10, 2006
	(In Thousands)
Revolving credit facility	$—	$50,000
Term loans	513,425	3,050,000
Bonds payable	2,720,907	80,101

	$3,234,332	$3,180,101

The following charts show our scheduled payments on long-term debt (excluding notes payable to banks and others, noncompete agreements, and capital lease obligations) for the next five years and thereafter before and after the Recapitalization Transactions. The charts also exclude the convertible perpetual preferred stock.

*	Interim Loan Agreement maturity, which is subject to automatic extension

As noted above, we have negotiated new debt covenants as part of the Recapitalization Transactions. These covenants include higher leverage ratios and lower interest coverage ratios. The following chart shows a comparison of these two restrictive covenants as of March 31, 2006 under our former Amended and Restated Credit Agreement and our new Credit Agreement:

Required Ratios at March 31, 2006
	New Credit Agreement	Former Amended and Restated Credit Agreement
Minimum interest coverage ratio	1.65 to 1.00	2.00 to 1.00
Maximum leverage ratio	7.25 to 1.00	5.50 to 1.00

2005 Financial Restructuring

On March 21, 2005, we amended and restated our 2002 Credit Agreement as follows:

•	The balance of $315 million outstanding under the 2002 Credit Agreement when it was frozen in March 2003 was converted to a term loan. The Term Loan bore interest, at our option, at a rate of (1) LIBOR, adjusted for statutory reserve requirements (“Adjusted LIBOR”), plus 2.50% or (2) 1.50% plus the higher of (a) the Federal Funds Rate plus 0.50% or (b) JPMorgan’s prime rate.

•	We obtained a $250 million revolving credit facility (the “Revolving Facility”). As of December 31, 2005, no money was drawn on the Revolving Facility. Until we filed our 2004 audited consolidated financial statements with the SEC, the Revolving Facility accrued interest at our option, at a rate of (1) Adjusted LIBOR plus 2.75% or (2) 1.75% plus the higher of (a) the Federal Funds Rate plus 0.50% or (b) JPMorgan’s prime rate. After we filed our audited consolidated financial statements with the SEC for the fiscal year ended December 31, 2004, the interest rates and commitment fees on the Revolving Facility were determined based upon our ratio of (1) consolidated total indebtedness minus the amount by which the unrestricted cash and cash equivalents on such date exceed $50 million to (2) our adjusted consolidated EBITDA for the period of four consecutive fiscal quarters ending on or most recently prior to such date (the “Net Leverage Ratio”). During such period, the Revolving Facility bore interest, at our option, (1) at a rate of Adjusted LIBOR plus a spread ranging from 1.75% to 2.75%, depending on the Net Leverage Ratio or (2) at a rate of a spread ranging from 0.75% to 1.75%, depending on the Net Leverage Ratio, plus the higher of (a) the Federal Funds Rate plus 0.50% or (b) JPMorgan’s prime rate.

•	We obtained a $150 million letter of credit facility (the “LC Facility”). As of December 31, 2005, approximately $123.8 million of this facility was utilized. A letter of credit participation fee was payable to the Lenders under the LC Facility with respect to a particular commitment under the LC Facility on the aggregate face amount of the commitment outstanding there under upon the later of the termination of the particular commitment under the LC Facility and the date on which the Lenders letters of credit exposure for such commitment cease, in an amount at any time equal to the LIBOR interest rate spread applicable at such time to loans outstanding under the Revolving Facility. In addition, we paid, for our own account, (1) a fronting fee of 0.25% per annum on the aggregate face amount of the letters of credit outstanding under the LC Facility upon the later of the termination of the commitments under the LC Facility and the date on which the Lenders’ letters of credit exposure for such commitment cease, and (2) customary issuance and administration fees relating to the letters of credit.

Until we filed our 2004 audited consolidated financial statements with the SEC, we were subject to commitment fees of 0.75% per annum on the daily amount of the unutilized commitments under the Revolving Facility and the LC Facility. After that filing, the commitment fees ranged between 0.50% and 0.75%, depending on the Net Leverage Ratio.

The Amended and Restated Credit Facility cured all defaults under our 2002 Credit Agreement. Beginning June 30, 2005, it contained affirmative and negative covenants, including a minimum interest expense coverage ratio of 1.75 to 1.00 and a maximum leverage ratio of 5.75 to 1.00 as of December 31, 2005. The required ratios changed over time. The Amended and Restated Credit Facility also contained restrictive covenants related to our use of proceeds from asset sales and ability to pay dividends. For more information regarding the Amended and Restated Credit Facility, see Note 8, Long-term Debt, to our accompanying consolidated financial statements.

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

The term loan facility bore interest, at our option, at a rate of (1) Adjusted LIBOR plus 5.0% or (2) 4.0% per year plus the higher of (a) JPMorgan’s prime rate and (b) the Federal Funds Rate plus 0.5%. The term loan facility would have matured on June 15, 2010.

The term loan facility contained affirmative and negative covenants and default and acceleration provisions. In addition, we were responsible for customary fees and expenses associated with the term loan facility.

Funding Commitments

After the above recapitalization transactions, we have scheduled payments of $34.3 million and $20.6 million in 2006 and 2007, respectively, related to long-term debt obligations (including notes payable to banks and others, noncompete agreements, and capital lease obligations; excluding the $1.0 billion interim loan agreement). For additional information about our long-term debt obligations, see Note 8, Long-term Debt, to our accompanying consolidated financial statements.

We also have funding commitments related to legal settlements. As a result of the Medicare Program Settlement discussed in Item 1, Business, we made principal payments of approximately $155 million to the United States during 2005. The remaining principal balance of $170 million will be paid in quarterly installments in 2006 and 2007. These amounts are exclusive of interest from November 4, 2004 at an annual rate of 4.125%. In addition to the Medicare Program Settlement, we reached an agreement with the SEC to resolve claims brought by the SEC against us in March 2003. As a result of the SEC Settlement, we made a $12.5 million payment to the SEC in October 2005. We will make payments of $37.5 million and $50.0 million in 2006 and 2007, respectively.

During 2005, we made capital expenditures of approximately $94 million, of which approximately $14 million related to the Digital Hospital. Total amounts budgeted for capital expenditures for 2006 approximate $147 million. These expenditures include IT initiatives, new business opportunities, and equipment upgrades and purchases. Approximately 50% of this budgeted amount is discretionary and could be revised, if necessary.

For a discussion of risk factors related to our business and our industry, please see Item 1A, Risk Factors.

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

On December 31, 2005, we were liable for guarantees of indebtedness owed by third parties in the amount of $30.8 million. We have recognized that amount as a liability as of December 31, 2005 because of existing defaults by the third parties under those guarantees.

We are also secondarily liable for certain lease obligations associated with sold facilities. As of December 31, 2005, we had entered into four sublease guarantee arrangements. The remaining terms of these subleases range from one year to nine years. If we were required to perform under all such guarantees, our maximum exposure approximates $11.6 million. We have not recorded a contingent liability for these guarantees, as we do not believe it is probable that we will be required to perform under these guarantees. In the event we are required to perform under these guarantees, we could potentially have recourse against the sublessee for recovery of any amounts paid. For additional information regarding these guarantees, see Note 5, Property and Equipment, to our accompanying consolidated financial statements.

As of December 31, 2005, we were not directly liable for the debt of any unconsolidated entity, and we do not have any retained or contingent interest in assets as defined above.

As of December 31, 2005, we do not hold any derivative financial instruments, as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In March 2006, we entered into an interest rate swap related to our new Credit Agreement, as discussed in Note 8, Long-term Debt, to our accompanying consolidated financial statements.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2005 and 2004, we are not involved in any unconsolidated SPE transactions.

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

Our consolidated contractual obligations as of December 31, 2005, are as follows:

	Total	2006	2007 – 2008	2009 –2010	2011 and Thereafter
	(In Thousands)
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations(a)(b)	$3,212,741	$13,747	$1,036,213	$(2,721)	$2,165,502
Revolving credit facility	—	—	—	—	—
Interest on long-term debt(b)(c)	1,382,384	277,089	376,363	350,975	377,957
Capital lease obligations(d)	270,069	33,899	61,459	55,115	119,596
Operating lease obligations(e)(f)(g)	492,254	104,200	150,840	85,859	151,355
Purchase obligations(g)(h)	129,466	61,185	41,129	3,662	23,490
Other long-term liabilities:
Government settlements, including interest when applicable	265,548	126,524	139,024	—	—
Other liabilities(i)	5,435	1,927	444	444	2,620

(a)	Included in long-term debt are amounts owed on our bonds payable, notes payable to banks and others, and noncompete agreements. These borrowings are further explained in Note 8, Long-term Debt, of the notes to our accompanying consolidated financial statements. In 2009 and 2010, amortization of debt discounts exceed long-term debt obligations.
(b)	Amounts included in this chart are based on our long-term indebtedness as of December 31, 2005. On March 10, 2006, we prepaid substantially all of our previously existing debt with proceeds from a series of recapitalization transactions and replaced it with approximately $3 billion of new long-term debt. Accordingly, these amounts have been adjusted to reflect the effect of the recapitalization transactions. See Note 8, Long-term Debt, of the notes to our accompanying consolidated financial statements.
(c)	Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of December 31, 2005. Interest related to capital lease obligations is excluded from this line. Amounts exclude amortization of debt discount, amortization of loans fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations.
(d)	Amounts include interest portion of future minimum capital lease payments.
(e)	We lease many of our facilities as well as other property and equipment under operating leases in the normal course of business. Some of our facility leases require percentage rentals on patient revenues above specified minimums and contain escalation clauses. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 5, Property and Equipment, of the notes to our accompanying consolidated financial statements.

(f)	Lease obligations for facility closures are included in operating leases.
(g)	Future operating lease obligations and purchase obligations are not recognized in our consolidated balance sheet.
(h)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HealthSouth and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Approximately $36.1 million of the amounts included in this line represent commitments on the Digital Hospital. Commitments related to the Digital Hospital are currently under negotiation with various parties and may be less than the amounts reflected in the chart above.
(i)	Because their future cash outflows are uncertain, the following non-current liabilities are excluded from the table above: medical malpractice and workers’ compensation risks, deferred income taxes, and our estimated liability for unsettled litigation. For more information, see Note 1, Summary of Significant Accounting Policies, “Self-Insured Risk,” Note 18, Income Taxes, and Note 24, Contingencies and Other Commitments, of the notes to our accompanying consolidated financial statements.

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

We record gross service charges in our accounting records on an accrual basis using our established rates for the type of service provided to the patient. We recognize an estimated contractual allowance to reduce gross patient charges receivable to an amount we estimate we will actually realize for the service rendered based upon previously agreed to rates with a payor. Payors include federal and state agencies, including Medicare and Medicaid, managed care health plans, commercial insurance companies, employers, and patients.

Management does not expect our contractual allowance, as a percentage of revenues, to decline from 2005 levels during 2006, based upon the revenues and trends at December 31, 2005.

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

We estimate this allowance based on the aging of our accounts receivable, our historical collection experience by facility and type of payor, and other relevant factors. Our practice is to write-down self-pay accounts receivable, including accounts related to the co-payments and deductibles due from patients with insurance, to their estimated net realizable value.

Management does not expect the provision for doubtful accounts, as a percentage of revenues, to decline from 2005 levels during 2006, based upon the revenues and trends at December 31, 2005.

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
Consolidation

As of December 31, 2005, we had investments in approximately 317 partially owned subsidiaries, of which approximately 306 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of our subsidiaries is a general or limited partner, managing member, or venturer, as applicable.

We generally have a leadership role in these facilities through a significant voting and economic interest and a contract to manage each facility’s operations, but the degree of control we have varies from facility to facility.

We evaluate partially owned subsidiaries and joint-ventures held in partnership form in accordance with the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 78-9: Accounting for Investments in Real Estate Ventures, and Emerging Issues Task Force (“EITF”) Issue No. 98-6, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Approval or Veto Rights,” to determine whether the rights held by other investors constitute “important rights” as defined therein.

For general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements were modified on or subsequent to June 29, 2005, we evaluate partially owned subsidiaries and joint ventures held in partnership form using the guidance in EITF Issue No. 04-5, “Investor’s Accounting for an Investment in a Limited Partnership

Our determination of the appropriate consolidation method to follow with respect to our investments in subsidiaries and affiliates is based on the amount of control we have, combined with our ownership level, in the underlying entity. Judgment is often required when determining the level of control or amount of influence we have over these entities.

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

Accounting for an investment as consolidated versus equity method generally has no impact on our net loss or shareholders’ deficit in any accounting period, but does impact individual statement of operations and balance sheet balances, as consolidation effectively grosses up our statement of operations and balance sheet. However, if control or influence aspects of an equity method investment were different, it could result in us being required to account for an investment by consolidation or using the cost method. Under the cost method, the investor does not record its share of income or losses of the investee until it receives dividends or distributions from the investee. Conversely, under either consolidation or equity method accounting, the investor effectively records its share of the underlying entity’s net income or loss based on its ownership percentage. At December 31, 2005, $1.9 million of our total investment in unconsolidated affiliates of $46.4 million relates to investments that are accounted for using the cost method and the remaining $44.5 million represents investments in unconsolidated affiliates accounted for using the equity method.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights,” which includes a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate it. The framework includes the presumption that general-partner control would be overcome only when the limited partners have certain rights. Such rights include kick-out rights and participating rights.

For partially owned subsidiaries or joint ventures held in corporate form, we consider the guidance of FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, and EITF Issue No. 96-16: “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights,” and, in particular, whether rights held by other investors would be viewed as “participating rights” as defined therein. To the extent that any minority investor has important rights in a partnership or participating rights in a corporation that inhibit our ability to control, including substantive veto rights, we generally will not consolidate the entity.

We also consider the guidance in FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities. As of December 31, 2005, we do not have any arrangements or relationships where FASB Interpretation No. 46(R) is applicable.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Self-Insured Risk

We are self-insured for certain losses related to professional and comprehensive general liability risks, workers’ compensation, and certain construction risks. Although we obtain third-party insurance coverage to limit our exposure to these claims, a substantial portion of our professional liability and workers’ compensation risks are insured through a wholly owned insurance subsidiary. Obligations covered by reinsurance contracts remain on the balance sheet as the subsidiary remains liable to the extent that reinsurers do not meet their obligations. Our reserves and provisions for professional liability and workers’ compensation risks are based upon actuarially determined estimates calculated by third-party actuaries. The actuaries consider a number of factors, including historical claims experience, exposure data, loss development, and geography.

Periodically, management reviews its assumptions and the valuations provided by third-party actuaries to determine the adequacy of our self-insured liabilities.

Changes to the estimated reserve amounts are included in current operating results. All reserves are undiscounted.

Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. The reserves for professional liability risks cover approximately 2,000 individual claims as of December 31, 2005 and estimates for potential unreported claims.

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
Long-lived assets

Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of the assets contained in our financial statements may not be recoverable.

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

	Our impairment loss calculations require management to apply judgment in estimating future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that represents the risk inherent in future cash flows.	Using the impairment review methodology described herein, we recorded long-lived asset impairment charges of $45.2 million during the year ended December 31, 2005. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material to our results of operations.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. We follow the guidance in FASB Statement No. 142, Goodwill and Intangible Assets, and test goodwill for impairment using a fair value approach, at the reporting unit level. We are required to test for impairment at least annually, absent some triggering event that would accelerate an impairment assessment. On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of October 1st of each year. Our intangible assets consist of acquired certificates of need, licenses, noncompete agreements, and management agreements. We amortize these assets ranging from 5 to 30 years. As of December 31, 2005, we do not have any intangible assets with indefinite useful lives.

We continue to review the carrying values of amortizable intangible assets whenever facts and circumstances change in a manner that indicates their carrying values may not be recoverable.

We determine the fair value of our reporting units using valuation techniques that include discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies.

We performed our annual testing for goodwill impairment as of October 1, 2005, using the methodology described herein, and determined that no goodwill impairment existed in any of our segments.

If actual results are not consistent with our assumptions and estimates, we may be exposed to additional goodwill impairment charges. The carrying value of goodwill as of December 31, 2005 was approximately $911.4 million.

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

The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors. A high degree of judgment is required to determine the extent that valuation allowances should be provided against deferred tax assets. We have provided valuation allowances at December 31, 2005 aggregating $879 million against such assets based on our current assessment of future operating results and other factors.

We believe that we have previously overpaid federal and state income taxes during the reconstruction period. The estimate of this overpayment amount is included in Income tax refund receivable. In determining taxes receivable, we evaluated the potential exposures associated with various filing positions and our documentation requirements. We computed reserves for probable exposures. Such positions and substantiation matters may come under review during the audit and/or amended return process. We are currently under audit of our federal consolidated income tax returns for the years 1996 through 1998 and fully expect to have all open years included within this audit in the near future.

We will prepare amended federal and state income tax returns for the years 1996 through 2004, making all appropriate restatement and other adjustments, in order to obtain refunds for overpaid income taxes. Upon filing amended federal and state income tax returns, the tax authorities will conduct a detailed review of the adjustments. The actual amount of the refunds will not be finally determined until all of the applicable taxing authorities have completed their review.

Although management believes that the estimates and judgments discussed herein are reasonable, actual results could differ, and we may be exposed to gains or losses that could be material.

As of December 31, 2005, the Income tax refund receivable was approximately $241 million. This receivable is net of approximately $93 million in tentative refunds previously received by us through 2005 and includes our estimate of applicable interest and penalties. To the extent that either the federal or state taxing authorities disagree with our presentation of amended taxable income during the reconstruction period, this receivable may be overstated resulting in additional current tax expense and/or the requirement that some or all of the previous refunds be repaid.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Assessment of Loss Contingencies
We have legal and other contingencies that could result in significant losses upon the ultimate resolution of such contingencies.	We have provided for losses in situations where we have concluded that it is probable that a loss has been or will be incurred and the amount of the loss is reasonably estimable. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in determining the likelihood of future events and estimating the financial statement impact of such events.	If further developments or resolution of a contingent matter are not consistent with our assumptions and judgments, we may need to recognize a significant charge in a future period related to an existing contingent matter.

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123(Revised 2004), Share-Based Payment, which revises FASB Statement No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The revised Statement focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions. FASB Statement No. 123(R) eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards issued to employees. Rather, the new standard requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. A company will recognize the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

In March 2005, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB No. 107 expresses the view of the SEC staff regarding the interaction between FASB Statement No. 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The SEC staff believes the guidance in SAB No. 107 will assist public companies in their initial implementation of FASB Statement No. 123(R) and enhance the information received by investors and other users of financial statements, thereby assisting them in making investment and other decisions. SAB No. 107 also includes interpretive guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including the determination of assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of FASB Statement No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of FASB Statement No. 123(R), the modification of employee share options prior to adoption of FASB Statement No. 123(R), and disclosures in Management’s Discussion and Analysis subsequent to adoption of FASB Statement No. 123(R). FASB Statement No. 123(R) is effective for annual periods beginning after June 15, 2005. Its expected impact on our results of operations is discussed below.

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

We will adopt FASB Statement No. 123(R) on January 1, 2006 on a modified prospective basis, which will require recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the effective date. At December 31, 2005, unamortized compensation expense related to outstanding unvested options, as determined in accordance with FASB Statement No. 123(R), that we expect to record during 2006, 2007, and 2008 was approximately $9.1 million, $5.7 million, and $1.2 million, respectively, before provisions for income taxes and forfeitures. We will incur additional expense during fiscal 2006 related to new awards granted during 2006 that cannot yet be quantified. We are in the process of determining how the guidance regarding valuing share-based compensation as prescribed in FASB Statement No. 123(R) will be applied to valuing share-based awards granted after the effective date and the impact that the recognition of compensation expense related to such awards will have on our financial statements.

We do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on HealthSouth’s consolidated financial position, results of operations, or cash flows.

For additional information regarding recent accounting pronouncements, please see Note 1, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements.

Business Outlook

We were forced to devote a significant portion of our time and attention in 2005 to matters primarily outside the ordinary course of business, and those efforts have continued in 2006, although to a much lesser extent. At the same time, we expect to continue to experience volume volatility, payor pressure, and increased competition in our markets. Accordingly, we anticipate that our operating results will show a decline between 2005 and 2006 based on various factors.

•	Inpatient. In 2006, our inpatient division will continue to experience declining volumes as we move all of our facilities to the 60% minimum qualifying patient mix threshold under the 75% Rule. The division will also be negatively impacted by unit price reductions resulting from IRF-PPS changes that became effective October 1, 2005. To combat these issues, we will continue to aggressively attempt to mitigate the impact of the 75% Rule by managing our expenses, focusing our marketing efforts on compliant cases, and developing new post-acute services and other services that are complementary to our IRFs. In addition, we will strive to standardize our labor and supply practices. Within the post-acute care environment, we believe the continued implementation of the 75% Rule will pose a challenge for our competitors. As a result, we believe some of our competitors may choose to exit this industry. We will monitor this situation and look for consolidation opportunities that we believe fit our long-range strategic plan.

•	Surgery Centers. In 2006, our focus within the surgery centers division will be on increasing volume growth and continuing the resyndication activity we began in 2005. We expect to see margin expansion through labor and supply cost management initiatives, including the standardization of non-physician preference items. We will also begin to explore growth opportunities through acquisition of existing centers and development of new centers, although we do not expect such growth opportunities to be a significant part of our 2006 results of operations for this division.

•	Outpatient. We expect our facility rationalization and marketing initiatives within our outpatient division will begin to improve results in 2006. However, as discussed in Item 1, Business, “Sources of Revenues,” we anticipate the annual per-beneficiary limitations on outpatient therapy services will have a negative impact on net operating revenues in this division. The extent of that impact will depend on both the administration of the medical necessity exception process by CMS and the response of possible deferral of therapy treatment by patients subject to the therapy caps.

•	Diagnostic. We expect new reimbursement rates for imaging services to negatively impact the financial performance of our diagnostic division in 2006. To mitigate the impact of these lower rates on our margins, we will focus our attention on the standardization of labor and supply costs across our facilities. We will also attempt to increase scan volumes by expanding our relationships with new referral sources and installing new equipment at select facilities. In addition, we will seek to improve operating efficiencies through the implementation of new claims software in 2006; however, given our anticipated implementation schedule, we do not expect to see the full benefit of this software conversion until 2007.

•	Corporate and Other. In 2006, we will strive to control costs associated with our corporate and other division, but this may prove difficult due to our continued investment in our infrastructure (both people and technology). We will continue to focus on the remediation of internal controls, including the implementation of our information technology strategic plan. We will continue to replace the work performed by external consultants during the reconstruction period with HealthSouth employees, and we will continue to add resources to provide the necessary level of support to our facilities and meet our operational needs. In addition, our recapitalization transactions completed in March 2006 will result in significant amounts being expensed in 2006 for consent fees and tender costs incurred in connection therewith and the write-off of financing fees attributable to prior financing transactions. See this Item, “Liquidity and Capital Resources,” for additional information.

Although we will be unable to offset inflationary costs with price increases, we do expect to be able to partially offset such costs through operational improvements. As we have previously disclosed, however, we expect our 2006 Consolidated Adjusted EBITDA to decline substantially from 2005 for two primary reasons. First, our 2005 Consolidated Adjusted EBITDA includes a one-time payment of $37.9 million from Meadowbrook (included as Amounts due from Meadowbrook in our 2005 income statement data contained in Item 6, Selected Financial Data). Second, our 2005 Consolidated Adjusted EBITDA includes the impact of reduced unit pricing at our IRFs for one quarter only, since the recent IRF-PPS changes did not take effect until October 1, 2005, and our 2006 results will reflect the negative impact of IRF-PPS on our unit pricing for all quarters. As discussed in Item 1, Business, “Sources of Revenues,” we estimate that this pricing change will reduce our inpatient division’s net operating revenues by approximately $30 million in 2006 as compared to 2005.

In addition to lower unit pricing in our inpatient division, the 75% Rule continues to create operational challenges for us. Based on recent industry data, we believe the impact of the 75% Rule on the inpatient rehabilitation industry will be significantly greater than CMS estimated when the rule was promulgated. However, Congress has approved a one-year extension of the phase-in period for the 75% Rule and delayed implementation of the 65% compliance threshold until July 1, 2007. In addition, we believe that we are doing better than the industry as a whole in mitigating the effects of the 75% Rule. We anticipate year-over-year growth in our inpatient division from 2006 to 2007 largely because of the suspension of the 75% Rule at the 60% threshold, and again once the 75% Rule is fully implemented and the division is re-based to maximize admission of higher acuity compliant cases. In addition, we believe continued phase-in of the 75% Rule will cause certain competitors to exit the market which will create consolidation opportunities for us.

While we expect our 2006 operating results will be consistent with the fact that HealthSouth is still in a turnaround period, we are optimistic about the long-term positioning of HealthSouth. We continue to offer high quality services in growing segments of the health care industry which should provide long-term growth opportunities. In addition, we are stabilizing operations in our three ambulatory divisions (surgery centers, outpatient, and diagnostic) by focusing on volume growth, expense control through benchmarking and supply chain management, and various revenue enhancement activities. We are also looking to grow in targeted areas as development and consolidation opportunities arise. We believe we will see the results of these initiatives in late 2006 and into subsequent years.

Whatever market conditions we face, we will continue to seek opportunities to improve operations, stabilize our finances, and develop new facilities and post-acute services, with the ultimate goal of providing sustainable growth and return for our stockholders.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is to changes in interest rates on our long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on these items.

Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net market value of our fixed rate debt but has no impact on interest expense or cash flows. Interest rate changes on variable rate debt impacts the interest expense and cash flows, but does not impact the net market value of the underlying debt instruments. Our fixed and variable rate debt as of December 31, 2005 is shown in the following table:

	As of December 31, 2005
	Carrying Amount	% of Total	Estimated Fair Value	% of Total
	(In Thousands)
Fixed Rate Debt	$2,691,781	84.0%	$2,714,763	84.1%
Variable Rate Debt	513,925	16.0%	514,581	15.9%

Total long-term debt	$3,205,706	100.0%	$3,229,344	100.0%

Based on the variable rate of our debt as of December 31, 2005, a 1% increase in interest rates would result in an additional $5.1 million in interest expense per year, while a 1% decrease in interest rates would reduce interest expense per year by $5.1 million. A 1% increase in interest rates would result in an approximate $79.4 million decrease in the estimated fair value of our fixed rate debt, and a 1% decrease in interest rates would result in an approximate $82.0 million increase in its estimated fair value. During 2005, we did not utilize any type of derivative instruments to manage interest rate risk.

Foreign operations, and the related market risks associated with foreign currencies, are currently, and have been, insignificant to our financial position, results of operations, and cash flows.

On March 10, 2006, we prepaid substantially all of our previously existing debt with proceeds from a series of recapitalization transactions and replaced it with approximately $3 billion of new long-term debt. Also, in March 2006, we entered into an interest rate swap related to our new Credit Agreement. See Note 8, Long-term Debt, to our accompanying consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on our evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our chief executive officer and chief financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures were ineffective.

The company has undertaken a number of procedures and instituted controls to help ensure the proper collection, evaluation, and disclosure of the information included in the company’s financial statements. We engaged Callaway Partners, LLC; KPMG LLP; and Tatum CFO Partners LLP to assist us in these efforts. We also engaged Deloitte Consulting LLP to assist us with various aspects of project management. We have implemented additional analytical tools and verification procedures to address these weaknesses. As a result, we believe that the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on its financial statements. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of the company’s internal control over financial reporting described above, management has identified the following material weaknesses in the company’s internal control over financial reporting as of December 31, 2005:

1. We did not maintain effective controls, including monitoring, over our financial close and reporting process. Specifically, the following material weaknesses were identified in the financial close and reporting process:

•	We did not maintain effective controls over the recording of journal entries. Specifically, controls were not designed and in place to ensure that journal entries were prepared with sufficient support or documentation or that journal entries were reviewed and approved to ensure the accuracy and completeness of the entries recorded.

•	We did not maintain effective controls over the accuracy and completeness of spreadsheets used in the period-end closing process and other spreadsheets supporting the company’s financial reporting.

•	We did not maintain effective controls over the complete and accurate recording and monitoring of intercompany accounts. Effective controls were not designed and in place to ensure that intercompany balances were accurately classified and reported in the company’s underlying accounting records and to ensure proper elimination as part of the consolidation process in conformity with GAAP.

These material weaknesses contributed to the matters described in 2 to 8 below and resulted in audit adjustments to the 2005 consolidated financial statements. Additionally, these material weaknesses could result in misstatements of any of our financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements as noted in 2 to 8 below that would not be prevented or detected.

2. We did not maintain effective controls over access to financial application programs and data throughout our company. Specifically, we did not comply with our security access procedures related to the identification and monitoring of conflicting user roles (i.e., segregation of duties) and monitoring of access of employees and third parties to various application systems and data. This control deficiency could result in a misstatement in any of our financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

3. We did not maintain effective controls to ensure that information technology program changes were authorized and that such program changes were adequately tested for accuracy and performance. Specifically, information technology program change management controls were not operating effectively relative to the patient accounting systems used by our inpatient and diagnostic segments, the computer system used in accounting for income taxes and the computer system used in accounting for minority interest in equity of and interests in earnings of consolidated affiliates. This control deficiency contributed to the material weaknesses described in 5, 7, and 8 below. This control deficiency could result in a misstatement of our accounts receivable, net operating revenue, income taxes receivable and payable, deferred income tax assets and liabilities, income tax provision, minority interest in equity of and interests in earnings of consolidated affiliates that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

4. We did not maintain effective controls over the existence, completeness, and disclosure of our cash and cash equivalents and restricted cash accounts. Specifically, we did not maintain effective controls over the resolution of reconciling items on our bank account reconciliations, and we did not adequately maintain segregation between cash custody and accounting duties in our surgery centers division and at our corporate headquarters. Also, we did not maintain effective controls over the identification of restricted cash balances. This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements and could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

5. We did not maintain effective controls over the accuracy, completeness, valuation and disclosure of our accounts receivable and the related net operating revenue accounts. Specifically, effective controls were not designed and in place to ensure that the most up-to-date information is incorporated into our calculation of contractual allowances and that contractual adjustments and cash receipts posted to patient accounts were valid and recorded completely and accurately. In addition, sustainable controls over the calculation and evaluation of contractual allowances and bad debt reserves applicable to patient accounts receivable for the diagnostic segment have not been developed. This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements and could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

6. We did not maintain effective controls over the existence, valuation, and disclosure of our property and equipment, the related depreciation expense, and leased property and equipment. Specifically, policies and procedures for periodically performing property and equipment inventory counts were not in place and we did not have effective controls to ensure that all assets taken out of service were reported and appropriately accounted for. Additionally, controls were not in place to verify the completeness and accuracy of leased property and equipment and that future obligations related to such leases were properly disclosed. This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements and could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

7. We did not maintain effective controls over the accounting for income taxes, including the accurate determination and reporting of income taxes receivable and payable, deferred income tax assets and liabilities, and the related income tax provision. Specifically, the company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and related deferred income taxes and income taxes receivable and payable, and to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred income tax balances. Also, the company did not have adequate personnel to enable the company to properly consider and apply GAAP for income taxes, ensure that the rationale for positions taken on certain tax matters was adequately documented and appropriately communicated, and ensure that the income tax accounts were appropriately adjusted based on the preparation and filing of income tax returns. This control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

8. We did not maintain effective controls over the completeness, accuracy, and disclosure of our investment in and advances to and equity in net income of non-consolidated affiliates and the minority interest in equity of and interests in earnings of consolidated affiliates. Specifically, effective controls were not designed and in place to ensure that agreements with affiliates were properly accounted for and disclosed in accordance with GAAP. Controls over the accounting for partnership activity, including the accuracy and completeness of data input into the computer system in use for accounting for minority interest in equity of and interests in earnings of consolidated affiliates at December 31, 2005 were not adequate. This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements and could result in misstatements in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria in the COSO framework.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Plan for Remediation of Material Weaknesses

As discussed below, we significantly improved our internal control over financial reporting during 2005. However, as of December 31, 2005, we identified numerous material weaknesses and our remediation efforts with respect to those weaknesses are continuing. These remediation efforts are expected to continue throughout 2006 and beyond. During 2005, we have concentrated our remediation efforts on those areas that are transaction intensive, such as the recording of net operating revenues, accounts receivable and the related contractual and bad debt reserves, accounting for cash and expenditures, and the accrual of liabilities. These areas required the implementation of primarily manual controls at most of the company’s operating facilities and we devoted significant resources to documenting and training facility personnel in the use of those controls. We have also begun remediation efforts in many of the other areas that we identified as having material weaknesses in internal control over financial reporting as of December 31, 2005. Our Audit Committee has provided and will continue to provide oversight and review of the company’s completed, current, and planned initiatives to remediate material weaknesses in the company’s internal control over financial reporting. While these efforts are underway, we are relying on extensive manual procedures and the utilization of outside accounting professionals (under our direction) to assist us with meeting the objectives otherwise fulfilled by effective internal controls over financial reporting and to help ensure the proper collection, evaluation, and disclosure of the information included in the company’s financial statements. However, there remains a risk that the transitional procedures on which we currently rely will fail to prevent or detect a material misstatement of the annual or interim financial statements.

Changes in Internal Control Over Financial Reporting

We have engaged in, and are continuing to engage in, substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to substantially all areas of our financial statements and disclosures. The following changes in our internal control over financial reporting were instituted during the year ended December 31, 2005:

1. We significantly improved our internal control environment based on criteria established in the COSO framework, as follows:

•	We instituted an anti-fraud program, including the completion of a comprehensive fraud risk assessment, fraud awareness training for key managers, and the establishment of a formalized investigation and reporting process for reported or suspected fraud incidents.

•	We have made substantial changes to our corporate governance process, including the specification of issues that must be reviewed by our board of directors and its committees and comprehensive board of directors and committee charters. In 2004, we established a strong Code of Business Conduct as well as a set of implementing measures to ensure that the standards are accepted and practiced by our employees. Our directors maintain regular contact with our chief executive officer and our chief financial officer, as well as other executive officers. We believe that we have established a governance culture that places a premium on informed director oversight of our executive management and company behavior.

•	We continued the process of identifying required competencies and staffed the key positions in the accounting and tax departments in accordance with those required competencies.

•	We improved the lines of communication between operations and accounting/finance staff and personnel and hired chief financial officers for each of our four primary operating divisions who have reporting responsibilities both divisionally and to the finance organization. Division presidents and division chief financial officers certify as to the accuracy of the divisional financial statements and related disclosures.

•	We updated and enhanced our policies and procedures with respect to the review, supervision, and monitoring of our accounting operations at the facility level. We trained over 8,000 employees throughout our company regarding their roles and responsibilities in our system of internal controls. The employees were required to satisfactorily complete testing regarding their job responsibilities, and the testing has continued for new employees.

•	We established the relevant policies and procedures and began our monitoring of outsourced vendors.

2. We designed and implemented improved company-wide policies and procedures over the financial close and reporting process, including communication, training and monitoring of our account coding process. We implemented a computer system to maintain the documentation supporting account balances and to require the approval for all of our balance sheet account reconciliations. In addition, we designed and implemented controls over our consolidations process as they relate to the accuracy and completeness of legal entity financial results and the reconciliation of such results to the consolidated financial statements.

3. We established controls relating to compliance with established approval authority policies, including authorization for purchases and the execution of contracts and to require adequate review of invoices prior to payment by facility and corporate/divisional personnel.

4. We designed security access and information technology program change policies and procedures.

5. We designed and implemented controls to support the existence of our accounts receivable accounts and the related net operating revenue accounts. We established a centralized repository for patient account information relating to our three largest primary operating divisions to support the reconciliation of accounts receivable subsidiary ledgers to the general ledger and to support the appropriate estimation of bad debt reserves. We also implemented controls with regard to the validity and accurate recording of bad debt adjustments and other non-contractual adjustments to patient accounts; and the validity and accurate recording of properly authorized patient charges in the applicable patient accounting system. In addition, we designed and implemented controls used to estimate contractual allowances based on historical payment patterns for each of our facilities.

6. We designed and implemented controls to require that prepaid expenses and other current asset accounts were reconciled to the general ledger and that operating expenses were appropriately recognized.

7. We designed and implemented controls to require that the cost and accumulated depreciation balances for property and equipment sub-ledgers were adequately reconciled to the general ledger, that leases were properly accounted for as either capital or operating leases, and that appropriate impairment analyses with respect to long-lived assets were performed.

8. We designed and implemented controls to require that an adequate periodic impairment analysis was conducted, reviewed, and approved in order to identify instances of impairment as required under GAAP for our goodwill and intangible assets accounts.

9. We designed and implemented controls to require that other long-term asset accounts were completely recorded and reconciled to the general ledger.

10. We designed and implemented controls relating to the completeness and accuracy of the accrual of liabilities at period end and to require that related expenses were accurately, completely, and properly reported. We installed a computer system in our facilities that requires three-way matching of order to receiving documentation and invoices prior to disbursement.

11. We designed and implemented controls relating to the timely communication to the accounting department regarding facility closings and facility/asset sales, and to require proper review and approval of the accounting for such transactions, including the valuation of assets, completeness of liabilities, presentation, and disclosure of discontinued operations.

12. We designed and implemented controls to require that the estimation of liabilities and expenses related to our self-insured worker’s compensation and professional liability risks were reviewed and approved and to require proper oversight over the processing of claims by third parties involved in the claims administration process.

13. We designed and implemented controls to require that sub-ledgers supporting debt balances and the related unamortized premium and discount amounts were maintained, that such sub-ledgers were reconciled to the general ledger, and that there was appropriate management review of recorded interest expense.

14. We designed and implemented controls relating to effective oversight of the work performed by our outside tax advisors.

Item 9B.	Other Information

None.

PART III

We expect to file a definitive proxy statement relating to our 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2006 Proxy Statement that specifically address disclosure requirements of Items 10-14 below are incorporated by reference.

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 is hereby incorporated by reference from our 2006 Proxy Statement under the captions “Election of Directors,” “Certain Additional Information about our Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics.”

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2006 Proxy Statement under the caption “Compensation of Directors and Executive Officers.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2006 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 is hereby incorporated by reference from our 2006 Proxy Statement under the caption “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2006 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

See the accompanying index on page F-1 for a list of financial statements filed as part of this report.

Financial Statement Schedules

None.

Exhibits

The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this annual report unless otherwise noted.

No.	Description
3.1	Restated Certificate of Incorporation of HealthSouth Corporation, as filed in the Office of the Secretary of State of the State of Delaware on May 21, 1998.*

3.2	By-Laws of HealthSouth Corporation, as amended through May 17, 2001.*

3.3	Certificate of Designation of 6.50% Series A Convertible Perpetual Preferred Stock, as filed with the Secretary of State of the State of Delaware on March 7, 2006 (incorporated by reference to Exhibit 3.1 to HealthSouth’s Current Report on Form 8-K dated March 9, 2006).

4.1.1	Indenture, dated as of June 22, 1998, between HealthSouth Corporation and PNC Bank, National Association, as trustee, relating to HealthSouth’s 6.875% Senior Notes due 2005 and 7.0% Senior Notes due 2008.*

4.1.2	Officer’s Certificate pursuant to Sections 2.3 and 11.5 of the Indenture, dated as of June 22, 1998, between HealthSouth Corporation and PNC Bank, National Association, as trustee, relating to HealthSouth’s 6.875% Senior Notes due 2005 and 7.0% Senior Notes due 2008.*

4.1.3	Instrument of Resignation, Appointment and Acceptance, dated as of April 9, 2003, among HealthSouth Corporation, J.P. Morgan Trust Company, National Association (successor in interest to PNC Bank, National Association), as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to HealthSouth’s 6.875% Senior Notes due 2005 and 7.0% Senior Notes due 2008.*

4.1.4	First Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of June 22, 1998, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to J.P. Morgan Trust Company, National Association (successor in interest to PNC Bank, National Association), relating to HealthSouth’s 6.875% Senior Notes due 2005 (incorporated by reference to Exhibit 99.1 to HealthSouth’s Current Report on Form 8-K dated June 24, 2004).

4.1.5	First Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of June 22, 1998, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to J.P. Morgan Trust Company, National Association (successor in interest to PNC Bank, National Association), relating to HealthSouth’s 7.0% Senior Notes due 2008 (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K dated June 24, 2004).

4.1.6	Second Supplemental Indenture, dated as of February 15, 2006, to the Indenture, dated as of June 22, 1998, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to J.P. Morgan Trust Company, National Association (successor in interest to PNC Bank, National Association), relating to HealthSouth’s 7.0% Senior Notes due 2008 (incorporated by reference to Exhibit 4.3 to HealthSouth’s Current Report on Form 8-K filed February 17, 2006).

No.	Description
4.2.1	Indenture, dated as of September 25, 2000, between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008.*

4.2.2	Instrument of Resignation, Appointment and Acceptance, dated as of May 8, 2003, among HealthSouth Corporation, The Bank of New York, as resigning trustee, and HSBC Bank USA, as successor trustee, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008.*

4.2.3	Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of September 25, 2000 between HealthSouth Corporation and HSBC Bank USA, as successor trustee to The Bank of New York, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008.*

4.2.4	Second Supplemental Indenture, dated as of May 14, 2004, to the Indenture dated as of September 25, 2000 between HealthSouth Corporation and HSBC Bank USA, as successor trustee to The Bank of New York, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K dated May 14, 2004).

4.2.5	Third Supplemental Indenture, dated as of February 15, 2006, to the Indenture dated as of September 25, 2000 between HealthSouth Corporation and HSBC Bank USA, as successor trustee to The Bank of New York, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.4 to HealthSouth’s Current Report on Form 8-K filed February 17, 2006).

4.3.1	Indenture, dated as of February 1, 2001, between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008.*

4.3.2	Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of February 1, 2001 between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008.*

4.3.3	Second Supplemental Indenture, dated as of May 14, 2004, to the Indenture dated as of February 1, 2001 between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008 (incorporated by reference to Exhibit 99.1 to HealthSouth’s Current Report on Form 8-K dated May 14, 2004).

4.3.4	Third Supplemental Indenture, dated as of February 15, 2006, to the Indenture dated as of February 1, 2001 between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008 (incorporated by reference to Exhibit 4.1 to HealthSouth’s Current Report on Form 8-K filed February 17, 2006).

4.4.1	Indenture, dated as of September 28, 2001, between HealthSouth Corporation and National City Bank, as trustee, relating to HealthSouth’s 7.375% Senior Notes due 2006 and 8.375% Senior Notes due 2011.*

4.4.2	Instrument of Resignation, Appointment and Acceptance, dated as of April 9, 2003, among HealthSouth Corporation, National City Bank, as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to HealthSouth’s 7.375% Senior Notes due 2006 and 8.375% Senior Notes due 2011.*

4.4.3	Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of September 28, 2001 between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 7.375% Senior Notes due 2006 and 8.375% Senior Notes due 2011.*

4.4.4	Second Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 7.375% Senior Notes due 2006 (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K dated June 24, 2004).

No.	Description
4.4.5	Third Supplemental Indenture, dated as of February 15, 2006, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 7.375% Senior Notes due 2006 (incorporated by reference to Exhibit 4.2 to HealthSouth’s Current Report on Form 8-K filed February 17, 2006).

4.4.6	Second Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 8.375% Senior Notes due 2011 (incorporated by reference to Exhibit 99.4 to HealthSouth’s Current Report on Form 8-K dated June 24, 2004).

4.4.7	Third Supplemental Indenture, dated as of February 15, 2006, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 8.375% Senior Notes due 2011 (incorporated by reference to Exhibit 4.6 to HealthSouth’s Current Report on Form 8-K filed February 17, 2006).

4.5.1	Indenture, dated as of May 22, 2002, between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012.*

4.5.2	Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of May 22, 2002 between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012.*

4.5.3	First Supplemental Indenture, dated as of June 24, 2004, to the Indenture dated as of May 22, 2002 between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012 (incorporated by reference to Exhibit 99.5 to HealthSouth’s Current Report on Form 8-K dated June 24, 2004).

4.5.4	Second Supplemental Indenture, dated as of February 15, 2006, to the Indenture dated as of May 22, 2002 between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012 (incorporated by reference to Exhibit 4.5 to HealthSouth’s Current Report on Form 8-K filed February 17, 2006).

4.6	Indenture, dated as of June 16, 1986, between Greenery Rehabilitation Group, Inc. and Shawmut Bank of Boston, N.A., as trustee, relating to the 6.500% Convertible Subordinated Debentures due 2011.*

4.7	Indenture, dated as of April 1, 1990, between Greenery Rehabilitation Group, Inc. and The Connecticut National Bank, as trustee, relating to the 8.750% Convertible Senior Subordinated Notes due 2015.*

4.8	Registration Rights Agreement, dated February 28, 2006, between HealthSouth and the purchasers party to the Securities Purchase Agreement, dated February 28, 2006, re: HealthSouth’s sale of 400,000 shares of 6.50% Series A Convertible Perpetual Preferred Stock.

10.1.1	Senior Subordinated Credit Agreement, dated as of January 16, 2004, among HealthSouth Corporation, the lenders party thereto, and Credit Suisse First Boston, as Administrative Agent and Syndication Agent (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated January 16, 2004).

10.1.2	Warrant Agreement, dated as of January 16, 2004, between HealthSouth Corporation and Wells Fargo Bank Northwest, N.A., as Warrant Agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K dated January 16, 2004).

10.1.3	Registration Rights Agreement, dated as of January 16, 2004, among HealthSouth Corporation and the entities listed on the signature pages thereto as Holders of Warrants and Transfer Restricted Securities (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K dated January 16, 2004).

No.	Description
10.1.4	Consent and Waiver No. 1, dated February 15, 2006, to the Senior Subordinated Credit Agreement, dated as of January 16, 2004, among HealthSouth Corporation, the lenders party thereto and Credit Suisse (formerly known as Credit Suisse First Boston), as Administrative Agent and Syndication Agent.

10.2.1	Amended and Restated Credit Agreement, dated as of March 21, 2005, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Deutsche Bank Trust Company Americas, as Documentation Agent (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated March 22, 2005).

10.2.2	Collateral and Guarantee Agreement dated as of March 21, 2005, between HealthSouth Corporation and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K dated March 22, 2005).

10.2.3	Waiver, dated as of February 16, 2006 and effective as of February 22, 2006, to the Amended and Restated Credit Agreement dated as of March 21, 2005, among HealthSouth Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

10.3.1	Term Loan Agreement, dated as of June 15, 2005, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. as Co-Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K dated June 15, 2005).

10.3.2	Amendment and Waiver No. 1, dated February 15, 2006, to the Term Loan Agreement, dated as of June 15, 2005, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. as Co-Lead Arrangers and Joint Bookrunners.

10.4.1	Lease Agreement, dated as of December 27, 2001, between State Street Bank and Trust Company of Connecticut, National Association, as Owner Trustee for Digital Hospital Trust 2001-1, and HealthSouth Medical Center, Inc.*

10.4.2	Participation Agreement, dated as of December 27, 2001, among HealthSouth Medical Center, Inc., HealthSouth Corporation, State Street Bank and Trust Company of Connecticut, National Association, as Owner Trustee for Digital Hospital Trust 2001-1, the various banks and other lending institutions which are parties thereto from time to time as Holders and Lenders, and First Union National Bank.*

10.5	HealthSouth Corporation Change in Control Benefits Plan (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K filed November 14, 2005).+

10.6	HealthSouth Corporation Amended and Restated 1993 Consultants Stock Option Plan.*

10.7.1	HealthSouth Corporation 1995 Stock Option Plan, as amended.* +

10.7.2	Form of Non-Qualified Stock Option Agreement (1995 Stock Option Plan).* +

10.8.1	HealthSouth Corporation 1997 Stock Option Plan.* +

10.8.2	Form of Non-Qualified Stock Option Agreement (1997 Stock Option Plan).* +

10.9.1	HealthSouth Corporation 1998 Restricted Stock Plan.* +

10.9.2	Form of Restricted Stock Agreement (1998 Restricted Stock Plan).* +

10.10	HealthSouth Corporation 1999 Executive Equity Loan Plan.* +

10.11.1	HealthSouth Corporation 2002 Non-Executive Stock Option Plan.*

No.	Description
10.11.2	Form of Non-Qualified Stock Option Agreement (2002 Non-Executive Stock Option Plan).*

10.12.1	HealthSouth Corporation Amended and Restated 2004 Director Incentive Plan.+

10.12.2	Form of Restricted Stock Unit Agreement (Amended and Restated 2004 Director Incentive Plan).+

10.13	HealthSouth Corporation Executive Deferred Compensation Plan.* +

10.14	HealthSouth Corporation Employee Stock Benefit Plan, as amended.* +

10.15	Employment Agreement, dated as of May 3, 2004, between HealthSouth Corporation and Jay F. Grinney.* +

10.16	Employment Agreement, dated as of June 30, 2004, between HealthSouth Corporation and Michael D. Snow.* +

10.17	Employment Agreement, dated as of September 3, 2004, between HealthSouth Corporation and John L. Workman (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated September 3, 2004).+

10.18.1	Employment Agreement, dated as of February 1, 2004, between HealthSouth Corporation and John Markus.* +

10.18.2	Amendment 1, dated as of April 14, 2004, to Employment Agreement, dated as of February 1, 2004, between HealthSouth Corporation and John Markus.* +

10.19	Employment Agreement, dated as of March 15, 2004, between HealthSouth Corporation and Gregory L. Doody.* +

10.20	Employment Agreement, dated as of July 1, 2004, between HealthSouth Corporation and Karen G. Davis (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated October 11, 2004).+

10.21.1	Employment Agreement, dated as of March 15, 2004, between HealthSouth Corporation and Diane L. Munson.* +

10.21.2	Amendment 1, dated as of April 12, 2004, to Employment Agreement, dated as of March 15, 2004, between HealthSouth Corporation and Diane Munson.* +

10.22	Employment Agreement, dated as of September 27, 2004, between HealthSouth Corporation and Mark J. Tarr (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K dated October 11, 2004).+

10.23	Employment Agreement, dated as of March 1, 2005, between HealthSouth Corporation and Joseph T. Clark (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated February 3, 2005).+

10.24	Employment Agreement, dated as of March 1, 2005, between HealthSouth Corporation and James C. Foxworthy (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K dated February 3, 2005).+

10.25	Form of Restricted Stock Agreement, dated as of March 1, 2005, between HealthSouth Corporation and each of Joel C. Gordon and Robert P. May (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K dated March 1, 2005)+.

10.26	Letter Agreement, dated as of May 10, 2005, between HealthSouth Corporation and Joel C. Gordon (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K dated May 10, 2005).+

10.27	Settlement Agreement, dated as of December 30, 2004, by and among HealthSouth Corporation, the United States of America, acting through the entities named therein and certain other parties named therein (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated December 30, 2004).

No.	Description
10.28	Administrative Settlement Agreement, dated as of December 30, 2004, by and among the United States Department of Health and Human Services acting through the Centers for Medicare & Medicaid Services and its officers and agents, including, but not limited to, its fiscal intermediaries, and HealthSouth Corporation (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K dated December 30, 2004).

10.29	Corporate Integrity Agreement, dated as of December 30, 2004, by and among the Office of Inspector General of the Department of Health and Human Services and HealthSouth Corporation (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K dated December 30, 2004).

10.30.1	Consent of Defendant HealthSouth Corporation, dated June 1, 2005, in the lawsuit captioned Securities and Exchange Commission v. HealthSouth Corporation and Richard M. Scrushy, CV-03-J-0615-S (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K dated June 8, 2005).

10.30.2	Form of Final Judgment as to Defendant HealthSouth Corporation in the lawsuit captioned Securities and Exchange Commission v. HealthSouth Corporation and Richard M. Scrushy, CV-03-J-0615-S (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K dated June 8, 2005).

10.31	Form of Indemnity Agreement entered into between HealthSouth Corporation and the directors of HealthSouth.* +

10.32	Form of letter agreement with former directors.* +

10.33	Written description of Senior Management Bonus Program (incorporated by reference to Item 1.01 to HealthSouth’s Current Report on Form 8-K dated March 1, 2005).+

10.34	Amended Class Action Settlement Agreement, dated July 25, 2005, with representatives of the plaintiff class relating to the action consolidated on July 2, 2003, captioned IN RE HEALTHSOUTH CORP. ERISA LITIGATION, No. CV-03-BE-1700 (N.D. Ala.).

10.35.1	Written description of HealthSouth Corporation Key Executive Incentive Program (incorporated by reference to Item 1.01 to HealthSouth’s Current Report on Form 8-K dated November 21, 2005).+

10.35.2	Form of Key Executive Incentive Award Agreement (Key Executive Incentive Program).+

10.36.1	HealthSouth Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K, dated November 21, 2005).+

10.36.2	Form of Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan).+

10.37.1	Asset Purchase Agreement, dated as of July 20, 2005, by and among HealthSouth Corporation, HealthSouth Medical Center, Inc., and The Board of Trustees of The University of Alabama.

10.37.2	Amended and Restated Asset Purchase Agreement, dated as of December 31, 2005, by and among HealthSouth Corporation, HealthSouth Medical Center, Inc., and The Board of Trustees of The University of Alabama.

10.38	Commitment Letter, dated February 2, 2006, from JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Citicorp North America, Inc., Citigroup Global Markets Inc., Merrill Lynch Capital Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K, dated February 3, 2006).

10.39.1	Credit Agreement, dated March 10, 2006, by and among HealthSouth, the lenders party thereto, JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent, Citicorp North America, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as co-syndication agents; and Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P. and Wachovia Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K, dated March 16, 2006).

No.	Description
10.39.2	Collateral and Guarantee Agreement, dated as of March 10, 2006, by and among HealthSouth, certain of the Company’s subsidiaries and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K, dated March 16, 2006).

10.40	Interim Loan Agreement, dated March 10, 2006, by and among HealthSouth and certain of the Company’s subsidiaries, the lenders party thereto, Merrill Lynch Capital Corporation, as administrative agent, Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as co-syndication agents; and Deutsche Bank AG Cayman Islands Branch, Goldman Sachs Credit Partners L.P. and Wachovia Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K, dated March 16, 2006).

10.41	Securities Purchase Agreement, dated February 28, 2006, between HealthSouth and the purchasers party thereto re: the sale of 400,000 shares of 6.50% Series A Convertible Perpetual Preferred Stock.

11	Computation of Per Share Earnings.

12	Computation of Ratios.

14	HealthSouth Corporation Standards of Business Conduct.

21	Subsidiaries of HealthSouth Corporation.*

24	Power of Attorney.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on June 27, 2005.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHSOUTH CORPORATION

By:	/s/ JAY GRINNEY
Jay Grinney
President and Chief Executive Officer

Date: March 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Capacity	Date

/s/ JAY GRINNEY Jay Grinney	President and Chief Executive Officer and Director	March 28, 2006

/s/ JOHN L. WORKMAN John L. Workman	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	March 28, 2006

JON F. HANSON* Jon F. Hanson	Chairman of the Board of Directors	March 28, 2006

STEVEN R. BERRARD* Steven R. Berrard	Director	March 28, 2006

EDWARD L. BLECHSCHMIDT* Edward A. Blechschmidt	Director	March 28, 2006

DONALD L. CORRELL* Donald L. Correll	Director	March 28, 2006

YVONNE M. CURL* Yvonne M. Curl	Director	March 28, 2006

CHARLES M. ELSON* Charles M. Elson	Director	March 28, 2006

LEO I. HIGDON, JR.* Leo I. Higdon, Jr.	Director	March 28, 2006

JOHN E. MAUPIN, JR.* John E. Maupin, Jr.	Director	March 28, 2006

L. EDWARD SHAW, JR.* L. Edward Shaw, Jr.	Director	March 28, 2006

*By:	/S/ GREGORY L. DOODY
Gregory L. Doody
Attorney-in-Fact

Item 15.	Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

HealthSouth Corporation:

We have completed an integrated audit of HealthSouth Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of HealthSouth Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company has not presented the selected quarterly financial data as required by Item 302(a) of Regulation S-K that the Securities and Exchange Commission requires as supplementary information to the basic financial statements.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effects of material weaknesses relating to the Company not maintaining effective controls over the i) financial close and reporting process, ii) recording of journal entries, iii) accuracy and completeness of spreadsheets, iv) recording and monitoring of intercompany accounts, v) access to financial applications programs and data, vi) authorization and testing of information technology program changes, vii) existence, completeness, and disclosure of its cash and cash equivalents and restricted cash accounts, viii) accuracy, completeness, valuation, and disclosure of its accounts receivable and related net operating revenue accounts, ix) existence, valuation and disclosure of its property and equipment, the related depreciation expense, and leased property and equipment accounts, x) accounting for income taxes, and xi) completeness, accuracy and disclosure of its investment in and advances to and equity in net income of non-consolidated affiliates and the minority interest in equity of and interests in earnings of consolidated affiliates, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

1. The Company did not maintain effective controls, including monitoring, over its financial close and reporting process. Specifically, the following material weaknesses were identified in the financial close and reporting process:

•	The Company did not maintain effective controls over the recording of journal entries. Specifically, controls were not designed and in place to ensure that journal entries were prepared with sufficient support or documentation or that journal entries were reviewed and approved to ensure the accuracy and completeness of the entries recorded.

•	The Company did not maintain effective controls over the accuracy and completeness of spreadsheets used in the period-end closing process and other spreadsheets supporting the Company’s financial reporting.

•	The Company did not maintain effective controls over the complete and accurate recording and monitoring of intercompany accounts. Effective controls were not designed and in place to ensure that intercompany balances were accurately classified and reported in the Company’s underlying accounting records and to ensure proper elimination as part of the consolidation process in conformity with GAAP.

These material weaknesses contributed to the matters described in 2 to 8 below and resulted in audit adjustments to the 2005 consolidated financial statements. Additionally, these material weaknesses could result in misstatements of any of the Company’s financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements as noted in 2 to 8 below that would not be prevented or detected.

2. The Company did not maintain effective controls over access to financial application programs and data throughout the Company. Specifically, the Company did not comply with security access procedures related to the identification and monitoring of conflicting user roles (i.e., segregation of duties) and monitoring of access of employees and third parties to various application systems and data. This control deficiency could result in a misstatement in any of the Company’s financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

3. The Company did not maintain effective controls to ensure that information technology program changes were authorized and that such program changes were adequately tested for accuracy and performance. Specifically, information technology program change management controls were not operating effectively relative to the patient accounting systems used by the Inpatient and Diagnostics segments, the computer system used in accounting for income taxes and the computer system used in accounting for minority interest in equity of and interests in earnings of consolidated affiliates. This control deficiency contributed to the material weaknesses described in 5, 7, and 8 below. This control deficiency could result in a misstatement of the Company’s accounts receivable, net operating revenue, income taxes receivable and payable, deferred income tax assets and liabilities, income tax provision, minority interest in equity of and interests in earnings of consolidated affiliates that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

4. The Company did not maintain effective controls over the existence, completeness, and disclosure of the cash and cash equivalents and restricted cash accounts. Specifically, the Company did not maintain effective controls over the resolution of reconciling items on bank account reconciliations, and the Company did not adequately maintain segregation between cash custody and accounting duties in the Surgery Centers division and at corporate headquarters. Also, the Company did not maintain effective controls over the identification of restricted cash balances. This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements and could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

5. The Company did not maintain effective controls over the accuracy, completeness, valuation and disclosure of the accounts receivable and related net operating revenue accounts. Specifically, effective controls were not designed and in place to ensure that the most up-to-date information is incorporated into the calculation of contractual allowances, that contractual adjustments and cash receipts posted to patient accounts were valid and recorded completely and accurately. In addition, sustainable controls over the calculation and evaluation of contractual allowances and bad debt reserves applicable to patient accounts receivable for the Diagnostics segment have not been developed. This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements and could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

6. The Company did not maintain effective controls over the existence, valuation and disclosure of the Company’s property and equipment, the related depreciation expense and leased property and equipment. Specifically, policies and procedures for periodically performing property and equipment inventory counts were not in place and the Company did not have effective controls to ensure that all assets taken out of service were reported and appropriately accounted for. Additionally, controls were not in place to verify the completeness and accuracy of leased property and equipment and that future obligations related to such leases were properly disclosed. This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements and could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

7. The Company did not maintain effective controls over the accounting for income taxes, including the accurate determination and reporting of income taxes receivable and payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and related deferred income taxes and income taxes receivable and payable, and to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred income tax balances. Also, the company did not have adequate personnel to enable the company to properly consider and apply GAAP for income taxes, ensure that the rationale for positions taken on certain tax matters was adequately documented and appropriately communicated and ensure that the income tax accounts were appropriately adjusted based on the preparation and filing of income tax returns. This control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

8. The Company did not maintain effective controls over the completeness, accuracy and disclosure of the investment in and advances to and equity in net income of non-consolidated affiliates and the minority interest in equity of and interests in earnings of consolidated affiliates. Specifically, effective controls were not designed and in place to ensure that agreements with affiliates were properly accounted for and disclosed in accordance with GAAP. Controls over the accounting for partnership activity, including the accuracy and completeness of data input into the computer system in use for accounting for minority interest in equity of and interests in earnings of consolidated affiliates at December 31, 2005 were not adequate. This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements and could result in misstatements in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that HealthSouth Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, HealthSouth Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Birmingham, Alabama

March 28, 2006

HealthSouth Corporation and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
	2005	2004
	(In Thousands)
Assets
Current Assets:
Cash and cash equivalents	$175,497	$449,125
Current portion of restricted cash	156,412	183,330
Marketable securities	23,839	—
Accounts receivable, net of allowance for doubtful accounts of $124,542 in 2005 and $151,453 in 2004	405,173	430,816
Prepaid expenses	37,254	43,962
Other current assets	62,797	55,846
Deferred income tax assets	1,222	—
Current assets of discontinued operations	12,061	31,966

Total current assets	874,255	1,195,045
Property and equipment, net	1,206,506	1,339,155
Goodwill	911,403	911,086
Intangible assets, net	54,247	63,257
Investment in and advances to nonconsolidated affiliates	46,388	41,045
Assets of discontinued operations	39,691	73,090
Income tax refund receivable	240,755	263,518
Other long-term assets	218,968	196,797

Total assets	$3,592,213	$4,082,993

(Continued)

HealthSouth Corporation and Subsidiaries

Consolidated Balance Sheets (Continued)

	As of December 31,
	2005	2004
	(In Thousands, Except Share Data)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current portion of long-term debt	$34,298	$277,533
Checks issued in excess of bank balance	29,975	22,303
Accounts payable	124,163	140,956
Accrued payroll	118,075	117,860
Accrued interest payable	45,641	45,404
Refunds due patients and other third-party payors	142,280	153,029
Other current liabilities	280,380	233,442
Current portion of government, class action, and related settlements	333,124	166,930
Current liabilities of discontinued operations	1,888	41,340

Total current liabilities	1,109,824	1,198,797
Long-term debt, net of current portion	3,369,745	3,219,658
Professional liability risks	165,649	181,257
Deferred income tax liabilities	47,471	28,752
Liabilities of discontinued operations	5,736	12,514
Government, class action, and related settlements, net of current portion	135,245	251,873
Other long-term liabilities	25,522	55,578

	4,859,192	4,948,429

Commitments and contingencies
Minority interest in equity of consolidated affiliates	273,742	243,984

Shareholders’ deficit:
Preferred stock, $.10 par value; 1,500,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 600,000,000 shares authorized; issued: 440,504,976 in 2005 and 439,360,620 in 2004	4,405	4,394
Capital in excess of par value	2,851,993	2,850,593
Accumulated deficit	(4,088,827)	(3,642,833)
Accumulated other comprehensive (loss) income	(937)	308
Treasury stock, at cost (42,796,508 shares in 2005 and 42,839,066 in 2004)	(307,120)	(307,910)
Notes receivable from shareholders, officers, and management employees	(235)	(13,972)

Total shareholders’ deficit	(1,540,721)	(1,109,420)

Total liabilities and shareholders’ deficit	$3,592,213	$4,082,993

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Operations

	For the year ended December 31,
	2005	2004	2003
	(In Thousands)
Net operating revenues	$3,207,728	$3,512,632	$3,657,892

Operating expenses:
Salaries and benefits	1,429,867	1,619,834	1,595,534
Professional and medical director fees	76,373	78,118	87,673
Supplies	305,585	331,339	317,220
Other operating expenses	679,626	611,401	750,001
Provision for doubtful accounts	98,417	113,783	128,296
Depreciation and amortization	167,112	176,959	185,552
Recovery of amounts due from Meadowbrook	(37,902)	—	—
Loss (gain) on disposal of assets	14,776	9,539	(14,967)
Impairment of goodwill	—	—	335,623
Impairment of intangible assets	—	1,030	—
Impairment of long-lived assets	45,203	36,260	132,722
Government, class action, and related settlements expense	215,000	—	170,949
Professional fees—reconstruction and restatement	169,804	206,244	70,558

Total operating expenses	3,163,861	3,184,507	3,759,161
Loss (gain) on early extinguishment of debt	33	(45)	(2,259)
Interest expense and amortization of debt discounts and fees	338,701	302,635	265,327
Interest income	(17,141)	(13,090)	(7,273)
(Gain) loss on sale of investments	(229)	(3,601)	15,811
Equity in net income of nonconsolidated affiliates	(29,432)	(9,949)	(15,769)
Minority interests in earnings of consolidated affiliates	96,728	94,389	98,196

Loss from continuing operations before income tax expense (benefit) and cumulative effect of accounting change	(344,793)	(42,214)	(455,302)
Provision for income tax expense (benefit)	39,792	11,914	(28,382)

Loss from continuing operations before cumulative effect of accounting change	(384,585)	(54,128)	(426,920)
Loss from discontinued operations, net of income tax expense	(61,409)	(120,342)	(5,181)

Loss before cumulative effect of accounting change	(445,994)	(174,470)	(432,101)
Cumulative effect of accounting change, net of income tax expense	—	—	(2,456)

Net loss	$(445,994)	$(174,470)	$(434,557)

(Continued)

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Operations (Continued)

	For the year ended December 31,
	2005	2004	2003
	(In Thousands, Except Per Share Data)
Weighted average common shares outstanding:
Basic	396,563	396,423	396,132

Diluted	398,021	397,625	405,831

Basic and diluted loss per share:
Loss from continuing operations before cumulative effect of accounting change	$(0.97)	$(0.14)	$(1.08)
Discontinued operations, net of tax	(0.15)	(0.30)	(0.01)

Loss before cumulative effect of accounting change	(1.12)	(0.44)	(1.09)
Cumulative effect of accounting change	—	—	(0.01)

Net loss per share	$(1.12)	$(0.44)	$(1.10)

The accompanying notes to consolidated financial statements are an integral part of these statements.

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Deficit and Comprehensive Loss

	For the year ended December 31,
	2005	2004	2003
	(In Thousands)
NUMBER OF COMMON SHARES OUTSTANDING
Balance at beginning of year	396,522	396,184	396,149
Stock issued to employees exercising stock options	50	31	359
Issuance of vested shares under 2004 Directors’ Plan	6	23	—
Purchase or receipt of treasury stock	(10)	(31)	—
Issuance of restricted stock	1,087	315	—
Cancellation of restricted stock	—	—	(325)
Reissuance of treasury stock	53	—	1

Balance at end of year	397,708	396,522	396,184

COMMON STOCK
Balance at beginning of year	$4,394	$4,390	$4,390
Stock issued to employees exercising stock options	1	1	3
Restricted stock and other stock plans, less cancellations	10	3	(3)

Balance at end of year	$4,405	$4,394	$4,390

CAPITAL IN EXCESS OF PAR VALUE
Balance at beginning of year	$2,850,593	$2,822,802	$2,824,479
Stock issued to employees exercising stock options	246	148	1,259
Stock warrants issued	—	27,492	—
Stock-based compensation	—	(460)	—
Reissuance of treasury stock	(834)	—	(7)
Restricted stock and other plans, less cancellations	(10)	(3)	3
Amortization of restricted stock	1,998	614	(2,932)

Balance at end of year	$2,851,993	$2,850,593	$2,822,802

ACCUMULATED DEFICIT
Balance at beginning of year	$(3,642,833)	$(3,468,363)	$(3,033,806)
Net loss	(445,994)	(174,470)	(434,557)

Balance at end of year	$(4,088,827)	$(3,642,833)	$(3,468,363)

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance at beginning of year	$308	$(943)	$(703)

Net foreign currency translation adjustment, net of income tax expense	(1,248)	1,251	(31)
Net change in unrealized loss on available-for-sale securities, net of income tax expense	3	—	(209)

Net other comprehensive (loss) income adjustment	(1,245)	1,251	(240)

Balance at end of year	$(937)	$308	$(943)

TREASURY STOCK
Balance at beginning of year	$(307,910)	$(307,751)	$(307,758)
Purchase or receipt of treasury stock	(44)	(159)	—
Reissuance of treasury stock	834	—	7

Balance at end of year	$(307,120)	$(307,910)	$(307,751)

DUE FROM EMPLOYEE STOCK OWNERSHIP PLAN
Balance at beginning of year	$—	$—	$(1,389)
Reduction in receivable from ESOP	—	—	1,389

Balance at end of year	$—	$—	$—

NOTES RECEIVABLE FROM SHAREHOLDERS, OFFICERS, AND MANAGEMENT EMPLOYEES
Balance at beginning of year	$(13,972)	$(13,972)	$(13,972)
Repayments	13,737	—	—

Balance at end of year	$(235)	$(13,972)	$(13,972)

Total shareholders’ deficit	$(1,540,721)	$(1,109,420)	$(963,837)

COMPREHENSIVE LOSS
Net loss	$(445,994)	$(174,470)	$(434,557)
Net other comprehensive loss adjustments	(1,245)	1,251	(240)

TOTAL COMPREHENSIVE LOSS	$(447,239)	$(173,219)	$(434,797)

The accompanying notes to consolidated financial statements are an integral part of these statements.

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2005	2004	2003
	(In Thousands)
Cash flows from operating activities:
Net loss	$(445,994)	$(174,470)	$(434,557)

Loss from discontinued operations	61,409	120,342	5,181

Adjustments to reconcile net loss to net cash provided by operating activities—
Cumulative effect of accounting change, net of income tax expense	—	—	2,456
Provision for doubtful accounts	98,417	113,783	128,296
Provision for government, class action, and related settlements expense	215,000	—	170,949
Depreciation and amortization	167,112	176,959	185,552
Amortization of debt issue costs, debt discounts, and fees	39,023	21,838	7,831
Amortization of restricted stock	1,998	614	(2,932)
Accretion of debt securities	(410)	—	—
Impairment of long-lived assets, goodwill, and intangible assets	45,203	37,290	468,345
Realized loss on sale of investments	334	78	3,382
Loss (gain) on disposal of assets	14,776	9,539	(14,967)
Loss (gain) on early extinguishment of debt	33	(45)	(2,259)
(Gain) loss on syndication of limited partnership interests	(563)	(3,679)	12,429
Equity in net income of nonconsolidated affiliates	(29,432)	(9,949)	(15,769)
Minority interests in earnings of consolidated affiliates	96,728	94,389	98,196
Distributions from nonconsolidated affiliates	22,457	17,029	8,561
Stock-based compensation	—	(460)	—
Deferred tax provision (benefit)	17,497	(5,339)	(25,556)
(Increase) decrease in assets, net of acquisitions—
Accounts receivable	(76,905)	(70,475)	(93,790)
Prepaid expenses	6,618	(4,899)	(7,945)
Other assets	(14,037)	42,563	12,133
Income tax refund receivable	22,763	31,965	104,221
(Decrease) increase in liabilities, net of acquisitions—
Accounts payable	(28,559)	19,311	2,149
Accrued payroll	638	14,686	1,662
Accrued interest payable	268	2,757	(931)
Other liabilities	26,801	(29,075)	(41,277)
Refunds due patients and other third-party payors	(10,749)	11,476	5,465
Professional liability risks	(15,608)	15,838	33,181
Government, class action, and related settlements	(165,434)	(6,997)	—
Net cash used in operating activities of discontinued operations	(47,823)	(33,473)	(35,813)

Total adjustments	386,146	445,724	1,003,569

Net cash provided by operating activities	$1,561	$391,596	$574,193

Cash flows from investing activities
Capital expenditures	(94,045)	(161,712)	(133,394)
Acquisition of businesses, net of cash acquired	—	(744)	—
Proceeds from disposal of assets	11,067	20,536	59,617
Proceeds from sale and maturities of marketable securities	47,191	—	3,698
Purchase of investments, net of cash equivalents	(70,609)	—	—
Proceeds from sale of equity interests of nonconsolidated affiliates	2,930	3,140	37,788
Repurchase of equity interests of nonconsolidated affiliates	(287)	(18)	(750)
Advances to nonconsolidated affiliates, net of cash received	(800)	58	157
Proceeds from sale of equity interests of consolidated affiliates	18,795	4,454	14,659
Repurchase of equity interests of consolidated affiliates	(11,547)	(4,939)	(5,434)
Decrease in cash related to conversion of consolidated entities to equity method affiliates	(8,797)	—	—
Increase in cash related to conversion of equity method facilities to consolidated entities	1,386	—	—
Net change in restricted cash	(1,075)	(67,639)	(149,706)
Net cash provided by investing activities of discontinued operations	1,493	19,995	96,492

Net cash used in investing activities	(104,298)	(186,869)	(76,873)

(Continued)

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	For the year ended December 31,
	2005	2004	2003
	(In Thousands)
Cash flows from financing activities
Checks in excess of bank balance	7,672	(9,094)	(64,035)
Principal borrowings on notes	200,065	—	5,880
Proceeds from bond issuance	—	327,608	—
Principal payments on debt	(252,127)	(359,475)	(86,676)
Net change in revolving credit facility	—	—	160,000
Principal payments under capital lease obligations	(27,968)	(26,462)	(27,850)
Proceeds from exercising stock options	247	149	1,262
Purchase of treasury stock	(44)	(159)	—
Debt issuance costs	(17,852)	(11,095)	—
Consent fees paid	—	(80,221)	—
Stock warrants issued	—	27,492	—
Reduction in receivable from ESOP	—	—	1,389
Proceeds from repayment of notes receivable from shareholders, officers, and management employees	13,737	—	—
Distributions to minority interests of consolidated affiliates	(90,046)	(88,254)	(97,663)
Net cash used in financing activities of discontinued operations	(7,516)	(4,958)	(8,192)

Net cash used in financing activities	(173,832)	(224,469)	(115,885)

Effect of exchange rate changes on cash and cash equivalents	(1,248)	1,251	(31)

(Decrease) increase in cash and cash equivalents	(277,817)	(18,491)	381,404
Cash and cash equivalents at beginning of year	449,125	463,952	85,312
Cash and cash equivalents of discontinued operations at beginning of year	6,286	9,950	7,186
Less: Cash and cash equivalents of discontinued operations at end of year	(2,097)	(6,286)	(9,950)

Cash and cash equivalents at end of year	$175,497	$449,125	$463,952

Supplemental cash flow information:
Cash paid (received) during the year for—
Interest, net of amounts capitalized	$299,441	$278,040	$258,427
Income tax refunds, net	(4,800)	(8,100)	(110,300)

Supplemental schedule of noncash investing and financing activities
Acquisition of businesses—
Fair value of assets acquired	—	163	—
Goodwill	—	581	—

Net cash paid for acquisitions	—	744	—
Reissuance of treasury stock	834	—	7
Restricted stock cancellation	(10)	(3)	3
Unrealized gain (loss) on available-for-sale securities	3	—	(330)
Property and equipment acquired through capital leases	17,995	50,856	994
Termination of capital leases	27,793	—	37,061
Deferred gains on sale leaseback transactions	—	1,020	—
Goodwill from repurchase of equity interests of joint venture entities	3,638	7,121	5,702
Net investment in consolidated facilities that became equity method facilities	4,010	1,761	—
Net investment in equity method facilities that became consolidated facilities	393	—	—
Note receivable from sale of assets	647	—	—
Sales proceeds in escrow	262	—	—

The accompanying notes to consolidated financial statements are an integral part of these statements.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies:

Organization and Description of Business—

HealthSouth Corporation, incorporated in Delaware in 1984, and its subsidiaries, is one of the largest providers of ambulatory surgery, outpatient, diagnostic, and rehabilitative health care services in the United States. References herein to “HealthSouth,” the “Company,” “we,” “our,” or “us” refer to HealthSouth Corporation and its subsidiaries unless the context specifically requires otherwise. We provide these services through a national network of inpatient and outpatient rehabilitation facilities, long-term acute care hospitals, ambulatory surgery centers, diagnostic centers, and other health care facilities.

As of December 31, 2005, we operate 93 freestanding inpatient rehabilitation facilities (“IRFs”) with approximately 6,450 licensed beds. We are the sole owner of 65 of these IRFs. We retain 50% to 97.5% ownership in the remaining 28 jointly owned IRFs. Our IRFs are located in 28 states, with a concentration of facilities in Texas, Pennsylvania, Florida, Alabama, and Tennessee, as well as a 70-bed rehabilitation hospital in Australia and a 60-bed rehabilitation facility in Puerto Rico. In addition to facilities in which we have an ownership interest, we operate 14 inpatient rehabilitation units and 2 gamma knife radiosurgery centers through management contracts.

We operate 10 long-term acute care hospitals (“LTCHs”) (7 freestanding and 3 hospital-within-hospital facilities), 9 of which we own and the other is a joint venture in which we have retained an 80% ownership interest.

We provide outpatient rehabilitative health care services through approximately 620 locations in 40 states, with a concentration of centers in Florida, Texas, New Jersey, Missouri, and Connecticut. These facilities are freestanding outpatient centers. In addition, our inpatient segment provides outpatient services through 101 facilities located within IRFs or in satellite offices near IRFs. Our inpatient segment also operates 11 outpatient facilities under management agreements.

We provide ambulatory (i.e., outpatient) surgery services through 158 freestanding surgery centers and three surgical hospitals in 35 states, with a concentration of centers in California, Texas, Florida, and North Carolina. We operate our surgery centers as general or limited partnerships or limited liability companies in which HealthSouth or one of our subsidiaries serves as the general partner, limited partner, member, or managing member. Our partners in these entities are generally licensed physicians, oral surgeons, and/or podiatrists.

We operate 85 diagnostic centers in 27 states and the District of Columbia, with a concentration of centers in Texas, Georgia, Alabama, Florida, and the Washington, D.C. area. In addition, we operate five electro-shock wave lithotripter units.

We also offer employer services, which are solutions that aim to help improve workplace performance and productivity, create a health-enhancing culture, and meet the medical care needs of employers. We also provide management services, including physician services, for other health care providers.

Reconstruction and Restatement of our Consolidated Financial Statements—

On March 18, 2003, a federal law enforcement task force executed a search warrant at our corporate offices in Birmingham, Alabama. The following day, the United States Securities and Exchange Commission (the “SEC”) filed suit against HealthSouth and our then-chairman and chief executive officer. On March 24, 2003, we announced that, in light of the SEC and the United States Department of Justice (the “DOJ”) investigations into our financial reporting and related activity, our previously filed consolidated financial statements should not be

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

relied upon. Since March 2003, as a result of the above circumstances, we have restated our previously filed consolidated financial statements for the years ended December 31, 2001 and 2000, and we have filed our consolidated financial statements for the years ended December 31, 2005, 2004, 2003, and 2002 (including these consolidated financial statements).

2004 Out-of-Period Adjustments—

During the preparation of our financial statements for the year ended December 31, 2004, we identified errors in our financial statements for the year ended December 31, 2003 and for prior periods. These errors primarily related to (1) the overstatement of approximately $10.0 million of property and equipment from a 1993 acquisition; (2) the improper recording of a prepaid expense of approximately $5.4 million relating to a lease entered into in 1999; (3) bookkeeping errors relating to our accounting for partnership interests and the initial formation of two partnerships of approximately $4.4 million; (4) certain tax errors discussed below; and (5) certain other miscellaneous items amounting to approximately $0.7 million. We corrected these errors in our financial statements for the year ended December 31, 2004, which resulted in an overstatement of our Loss from continuing operations before income tax expense (benefit) and cumulative effect of accounting change of approximately $20.5 million. In 2005, as discussed below, certain facilities were classified as discontinued operations pursuant to Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Consequently, our 2004 Loss from continuing operations before income tax expense (benefit) and cumulative effect of accounting change was reduced by approximately $99.8 million, and our Loss from discontinued operations, net of income tax expense was increased by the same amount. None of the errors discussed above related to discontinued operations. In addition, we corrected in 2004 certain prior year tax errors relating primarily to the improper calculation of the deferred tax liability attributable to the book and tax basis differences in certain partnerships. The correction of these errors reduced our 2004 Provision for income tax expense (benefit) by approximately $18.5 million. The net impact of these corrections increased our 2004 Net loss by approximately $2.0 million for the year ended December 31, 2004. We do not believe these adjustments are material to the consolidated financial statements for the year ended December 31, 2004 or to any prior years’ consolidated financial statements. As a result, we have not restated any prior period amounts.

Reclassifications—

Certain previously reported financial results have been reclassified to conform to the current year presentation. Such reclassifications primarily relate to facilities we closed or sold in 2005 that qualify under FASB Statement No. 144 to be reported as discontinued operations. We reclassified our consolidated balance sheet for the year ended December 31, 2004 and our consolidated statements of operations and statements of cash flows for the years ended December 31, 2004 and 2003 to show the results of those qualifying facilities in 2005 as discontinued operations.

Basis of Presentation and Consolidation—

The accompanying consolidated financial statements of HealthSouth and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the assets, liabilities, revenues, and expenses of all wholly owned subsidiaries, majority-owned subsidiaries over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest.

As of December 31, 2005, we had investments in approximately 317 partially owned subsidiaries, of which approximately 306 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of our subsidiaries is a general or limited partner, managing member, or joint venturer, as applicable. We evaluate partially owned subsidiaries and joint ventures held in partnership form in accordance

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

with the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 78-9, Accounting for Investments in Real Estate Ventures, and Emerging Issues Task Force (“EITF”) Issue No. 98-6, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Approval or Veto Rights,” to determine whether the rights held by other investors constitute “important rights” as defined therein.

For general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements were modified on or subsequent to June 29, 2005, we evaluate partially owned subsidiaries and joint ventures held in partnership form using the guidance in EITF Issue No. 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights,” which includes a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate it. The framework includes the presumption that general-partner control would be overcome only when the limited partners have certain rights. Such rights include kick-out rights, the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause,” or participating rights, the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business.

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

FASB Interpretation No. 46 specifically addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. The Interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. If a company holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to include assets, liabilities, and the results of operations of the variable interest entity in its financial statements. The adoption of FASB Interpretation No. 46(R) did not have a material impact on our financial position, results of operations, or cash flows.

For partially owned subsidiaries or joint ventures held in corporate form, we consider the guidance of FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, and EITF Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights,” and, in particular, whether rights held by other investors would be viewed as “participating rights” as defined therein. To the extent that any minority investor has important rights in a partnership or participating rights in a corporation that inhibit our ability to control the corporation, including substantive veto rights, we generally will not consolidate the entity.

We use the equity method to account for our investments in entities that we do not control, but where we have the ability to exercise significant influence over operating and financial policies. Consolidated net income includes our share of the net earnings of these entities. The difference between consolidation and the equity

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

method impacts certain financial ratios of the Company because of the presentation of the detailed line items reported in the consolidated financial statements for consolidated entities compared to a one line presentation of equity method investments.

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

Use of Estimates and Assumptions—

The preparation of our consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but not limited to: (1) allowance for contractual revenue adjustments; (2) allowance for doubtful accounts; (3) asset impairments, including goodwill; (4) depreciable lives of assets; (5) useful lives of intangible assets; (6) economic lives and fair value of leased assets; (7) income tax valuation allowances; (8) fair value of stock options; (9) reserves for professional, workers’ compensation, and comprehensive general insurance liability risks; and (10) contingency and litigation reserves. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluation, as considered necessary. Actual results could differ from those estimates.

Risks and Uncertainties—

HealthSouth operates in a highly regulated industry and is required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. These laws and regulations relate to, among other things:

•	licensure, certification, and accreditation,

•	coding and billing for services,

•	relationships with physicians and other referral sources, including physician self-referral and anti-kickback laws,

•	quality of medical care,

•	use and maintenance of medical supplies and equipment,

•	maintenance and security of medical records,

•	accuracy of billing operations, and

•	disposal of medical and hazardous waste.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Two recent changes in regulations governing IRF reimbursement have combined to create a very challenging operating environment for our inpatient division. The first change occurred on May 7, 2004, when the United States Centers for Medicare and Medicaid Services (“CMS”) issued a final rule stipulating revised criteria for qualifying as an IRF under Medicare. This rule, known as the “75% Rule,” has created significant volume volatility in our inpatient division. The second change, which became effective on October 1, 2005, relates to reduced unit pricing applicable to IRFs (“IRF-PPS”).

The 75% Rule, as revised, generally provides that to be considered an IRF, and to receive reimbursement for services under the IRF-PPS methodology, 75% of a facility’s total patient population must require treatment for at least one of 13 designated medical conditions. As a practical matter, this means that to maintain our current level of revenue from our IRFs we will need to reduce the number of nonqualifying patients treated at our IRFs and replace them with qualifying patients, establish other sources of revenues at our IRFs, or both. The Deficit Reduction Act of 2005, signed by President Bush on February 8, 2006 as Public Law 109-171, extended the phase-in schedule for the 75% Rule by one year and delayed implementation of the 65% compliance threshold until July 1, 2007.

On August 15, 2005, CMS published a final rule, as amended by the subsequent correction notice published on September 30, 2005, that updates the IRF-PPS for the federal fiscal year 2006 (which covers discharges occurring on or after October 1, 2005 and on or before September 30, 2006). Although the final rule includes an overall market basket update of 3.6%, it makes several other adjustments that we estimate will result in a net reduction in reimbursement to us. For example, the final rule (1) reduces the standard payment rates by 1.9%, (2) implements changes to Case-Mix Groups, comorbidity tiers, and relative weights, (3) updates the formula for the low income patient payment adjustment, (4) adopts the new geographic labor market area definitions based on the definitions created by the Office of Management and Budget known as Core-Based Statistical Areas, (5) implements new and revised payment adjustments on a budget-neutral basis, (6) implements a new indirect medical education teaching adjustment, (7) increases the rural add-on to 21.3%, and (8) incorporates several other modifications to Medicare reimbursement for IRFs. Although CMS predicted that overall payments to IRFs nationwide would increase by 3.4%, we estimate that the revised IRF-PPS will reduce Medicare reimbursement to our IRFs by 3.5% to 4%, primarily owing to the changes to Case-Mix Groups, comorbidity tiers, and relative weights. We estimate this net impact on reimbursement will reduce our inpatient division’s net operating revenues by approximately $10 million per quarter for the first three quarters of 2006 as compared to 2005. These estimates do not take into account potential changes in our case-mix resulting from our compliance with the 75% Rule, which could have the effect of increasing the acuity of our case-mix and therefore reducing the overall net impact of the IRF-PPS changes.

The volume volatility created by the 75% Rule had a significantly negative impact on our inpatient division’s net operating revenues in 2005. Thus far, we have been able to partially mitigate the impact of the 75% Rule on our inpatient division’s operating earnings by implementing various mitigation strategies such as reducing costs and increasing admission of compliant cases. However, the combination of volume volatility created by the 75% Rule and lower unit pricing resulting from IRF-PPS changes reduced our operating earnings in 2005 and will have a continuing negative impact on our operating earnings in 2006. In addition, because we receive a significant percentage of our revenues from our inpatient division, and because our inpatient division receives a significant percentage of its revenues from Medicare, our inability to achieve continued compliance with or continue to mitigate the negative effects of the 75% Rule could have a material adverse effect on our business, financial position, results of operations, and cash flows.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

As described more fully below (see Note 22, SEC Settlement), we settled a lawsuit brought by the SEC relating to our financial reporting practices prior to March 2003. However, investigations by the DOJ, the United States’ Attorney’s Office for the Northern District of Alabama, and other agencies are ongoing. While we are fully cooperating with the SEC, the DOJ, and other governmental authorities, we cannot predict the outcome of those investigations. Such investigations could have a material adverse effect on us, the trading prices of our securities, and our ability to access the capital markets. If we were convicted of a crime, certain contracts and licenses that are material to our operations may be revoked which would severely affect our business.

A number of lawsuits have been brought against us involving our accounting practices, coverage under our director and officer liability policies, and various other outstanding securities, derivative, regulatory, and qui tam (i.e., whistleblower) litigation (see Note 24, Contingencies and Other Commitments). Although we have reached a global, preliminary agreement in principle with the lead plaintiffs in the federal securities class actions and the derivative actions, as well as with our insurance carriers, to settle litigation filed against us, certain of our former directors and officers, and certain other parties, there can be no assurances that a final settlement agreement can be reached or that the proposed settlement will receive the required court approval. We cannot predict the outcome of litigation filed against us. Substantial damages or other monetary remedies assessed against us could have a material adverse effect on our business, financial position, results of operations, and cash flows. In addition, given the size and nature of our business, we are subject from time to time to various other lawsuits which, depending on their outcome, may have a negative effect on us.

Self-Insured Risk—

We insure a substantial portion of our professional liability, general liability, and workers’ compensation risks through a self-insured retention program (“SIR”) written by our consolidated wholly owned offshore captive insurance subsidiary, HCS, Ltd., which we fund annually. HCS, Ltd., established in the fourth quarter of 2000, is located in the Cayman Islands and is an independent insurance company licensed by the Cayman Island Monetary Authority. We use HCS, Ltd. to fund part of our first layer of insurance coverage up to $60 million. Risks in excess of specified limits per claim and in excess of our aggregate SIR amount are covered by unrelated commercial carriers.

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

Reserves for professional liability, general liability, and workers’ compensation risks were $214.9 million and $221.5 million, at December 31, 2005 and 2004, respectively. The current portion of this reserve, $49.3 million and $40.2 million, at December 31, 2005 and 2004, respectively, is included in Other current liabilities in our consolidated balance sheets. Provisions for losses related to liability risks were $33.3 million, $52.8 million, and $65.4 million for the years ended December 31, 2005, 2004, and 2003, respectively, and are classified in Other operating expenses in our consolidated statements of operations.

Provisions for these self-insured risks are based upon actuarially determined estimates. Loss and loss expense reserves represent the estimated ultimate net cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. The changes to the estimated reserve amounts are included in current operating results. The reserves for these self-insured risks cover approximately 2,000 individual claims at December 31, 2005 and 2004 and estimates for potential unreported claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During 2005, 2004, and 2003, $33.8 million, $34.4 million and $40.5 million, respectively, of payments (net of reinsurance recoveries of $6.0 million, $5.4 million and $8.2 million, respectively) were made for liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in reserve estimates, management believes the reserves for losses and loss expenses are adequate; however, there can be no assurance that the ultimate liability will not exceed management’s estimates.

The obligations covered by excess contracts remain on the balance sheet, as the subsidiary or parent remains liable to the extent that the excess carriers do not meet their obligations under the insurance contracts. Amounts receivable under the excess contracts approximated $25.7 million and $23.4 million at December 31, 2005 and 2004, respectively. Approximately $7.1 million and $6.0 million are included in Other current assets in our consolidated balance sheets as of December 31, 2005 and 2004, respectively, with the remainder included in Other long-term assets.

Revenue Recognition—

Revenues consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payors, including federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, and employers. Estimates of contractual allowances under third-party payor arrangements are based upon the payment terms specified in the related contractual agreements. Third-party payor contractual payment terms are generally based upon predetermined rates per diagnosis, per diem rates, or discounted fee-for-service rates. Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as adjustments become estimable or as the service years are no longer subject to audit, review, or investigation. Other operating revenues, which include revenue from cafeteria, gift shop, rental income, conference center, and management and administrative fees, approximated 2.5%, 2.2%, and 2.4% of net operating revenues for the years ended December 31, 2005, 2004, and 2003, respectively.

Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation, and are routinely modified for provider reimbursement. All health care providers participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each facility to program beneficiaries. Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to HealthSouth under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. The estimated third-party settlements receivables or (liabilities) as of December 31, 2005 and 2004 were approximately $2.1 million and ($0.3) million, respectively. The $2.1 million third-party settlements receivable is included in Accounts receivable as of December 31, 2005, while the ($0.3) million third-party settlements liability is included in Refunds due patients and other third-party payors as of December 31, 2004 in the accompanying consolidated balance sheets (see Note 21, Medicare Program Settlement).

CMS has been granted authority to suspend payments, in whole or in part, to Medicare providers if CMS possesses reliable information that an overpayment, fraud, or willful misrepresentation exists. If CMS suspects

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

that payments are being made as the result of fraud or misrepresentation, CMS may suspend payment at any time without providing us with prior notice. The initial suspension period is limited to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the United States Department of Health and Human Services Office of Inspector General or the DOJ. Therefore, we are unable to predict if or when we may be subject to a suspension of payments by the Medicare and/or Medicaid programs, the possible length of the suspension period, or the potential cash flow impact of a payment suspension. Any such suspension would adversely impact our financial position.

We provide care to patients who are financially unable to pay for the health care services they receive, and because we do not pursue collection of amounts determined to qualify as charity care, such amounts are not recorded as revenues.

Cash and Cash Equivalents—

Cash and cash equivalents include highly liquid investments with maturities of three months or less when purchased. Carrying values of cash and cash equivalents approximate fair value due to the short-term nature of these instruments. Certificates of deposit included in Cash and cash equivalents at December 31, 2005 approximated $1.5 million.

We maintain amounts on deposit with various financial institutions, which may, at times, exceed federally insured limits. However, management periodically evaluates the credit-worthiness of those institutions, and we have not experienced any losses on such deposits.

Restricted Cash—

As of December 31, 2005 and 2004, restricted cash consists of the following (in thousands):

	As of December 31,
	2005	2004
Affiliate cash accounts	$98,221	$113,365
Self-insured captive funds	135,365	98,235
Paid loss deposit funds	3,822	—
Collateral deposits	—	25,423
Non-U.S. based operations	5,042	4,352

Total restricted cash	242,450	241,375
Less current portion	(156,412)	(183,330)

	$86,038	$58,045

Affiliate cash accounts represent cash accounts maintained by partnerships in which we participate where one or more external partners requested, and we agreed, that the partnership’s cash not be commingled with other corporate cash accounts and be used only to fund the operations of those partnerships. Self-insured captive funds represent cash held at our wholly owned insurance captive, HCS Ltd., in the Cayman Islands. HCS handles professional liability, workers’ compensation, and other insurance claims on behalf of HealthSouth. These funds are committed to third-party administrators for claims incurred. Paid loss deposit funds represent cash held by third-party administrators to fund expenses and other payments related to claims. Collateral deposits represent cash collateralized deposits for surety bonds related to HealthSouth’s workers’ compensation plans and were a requirement of the applicable states and insurance companies. During 2005, these deposits were returned to HealthSouth and replaced by letters of credit under our Amended and Restated Credit Agreement (see Note 8, Long-term Debt). Non-U.S. based operations represents cash maintained by our inpatient rehabilitation facility in Australia.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Restricted cash includes certificates of deposit of approximately $45.0 million at December 31, 2004. The noncurrent portion of restricted cash is included in Other long-term assets in the accompanying consolidated balance sheets.

Accounts Receivable—

HealthSouth reports accounts receivable at estimated net realizable amounts from services rendered from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, workers’ compensation, employers, and patients. Our accounts receivable are geographically dispersed, but a significant portion of our revenues are concentrated by type of payors. The concentration of net patient service accounts receivable by payor class, as a percentage of total net patient service accounts receivable as of the end of each of the reporting periods, is as follows:

	As of December 31,
	2005	2004
Medicare	38.2%	39.6%
Medicaid	3.7%	3.0%
Workers’ compensation	11.7%	11.2%
Managed care and other discount plans	37.7%	38.1%
Other third-party payors	7.5%	7.5%
Patients	1.2%	0.6%

	100.0%	100.0%

During the years ended December 31, 2005, 2004, and 2003, approximately 47.5%, 47.4%, and 44.6%, respectively, of our revenues related to patients participating in the Medicare program. While revenues and accounts receivable from government agencies are significant to our operations, we do not believe there are significant credit risks associated with these government agencies. Because Medicare traditionally pays claims faster than our other third-party payors, the percentage of our Medicare charges in accounts receivable is less than the percentage of our Medicare revenues. HealthSouth does not believe there are any other significant concentrations of revenues from any particular payor that would subject it to any significant credit risks in the collection of its accounts receivable.

Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. We write off uncollectible accounts against the allowance for doubtful accounts after exhausting collection efforts and adding subsequent recoveries. Net accounts receivable include only those amounts we estimate we will collect.

For each of the three years ended December 31, 2005, we performed an analysis of our historical cash collection patterns and considered the impact of any known material events in determining the allowance for doubtful accounts. In performing our analysis, we considered the impact of any adverse changes in general economic conditions, business office operations, payor mix, or trends in federal or state governmental health care coverage. At December 31, 2005 and 2004, our allowance for doubtful accounts represented approximately 23.7% and 26.1%, respectively, of the $525.2 million and $581.1 million, respectively, total patient due accounts receivable balance.

In 2005, we reassessed our Refunds due patients and other third-party payors liability to update for allocations to various state jurisdictions and other payors. This change in estimate reduced our Refunds due

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

patients and other third-party payors liability at December 31, 2005 by approximately $14.5 million.

Marketable Securities—

In accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, we record all debt investments and equity securities with readily determinable fair values and for which we do not exercise significant influence as available-for-sale securities. We carry the available-for-sale securities at fair value and report unrealized holding gains or losses, net of income taxes, in Accumulated other comprehensive (loss) income, which is a separate component of shareholders’ deficit. We recognize realized gains and losses in our consolidated statements of operations using the specific identification method.

Property and Equipment—

We report land, buildings, improvements, and equipment at cost, net of asset impairment, and assets under capital lease obligations at the lower of fair value or the present value of the aggregate future minimum lease payments at the beginning of the lease term. We depreciate our assets using the straight-line method over the shorter of the estimated useful life of the assets or life of the lease term, excluding any lease renewals, unless the lease renewals are reasonably assured. Useful lives are as follows:

Years

Buildings	15 to 30
Leasehold improvements	5 to 30
Furniture, fixtures, and equipment	3 to 10
Assets under capital lease obligation:
Real estate	6 to 30
Equipment	2 to 5

Maintenance and repairs of property and equipment are expensed as incurred. We capitalize replacements and betterments that increase the estimated useful life of an asset. We capitalize interest expense on major construction and development projects while in progress.

We retain fully depreciated assets in property and accumulated depreciation accounts until we remove them from service. In the case of sale, retirement, or disposal, the asset cost and related accumulated depreciation balance is removed from the respective account, and the resulting net amount, less any proceeds, is included as a component of income from continuing operations in the consolidated statements of operations. However, if the sale, retirement, or disposal involves a discontinued operation, the resulting net amount, less any proceeds, is included in the results of discontinued operations.

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

Goodwill and Other Intangible Assets—

We account for goodwill and other intangibles under the guidance in FASB Statement No. 141, Business Combinations, FASB Statement No. 142, Goodwill and Other Intangible Assets, and FASB Statement No. 144.

Under FASB Statement No. 142, we test goodwill for impairment using a fair value approach, at the reporting unit level. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by management at the component level. At HealthSouth, our reporting units are equal to our operating segments. We are required to test for impairment at least annually, absent some triggering event that would require an impairment assessment. Absent any impairment indicators, we perform our goodwill impairment testing as of October 1st of each year. We also tested for goodwill impairment as of March 19, 2003, due to the significant events which occurred at HealthSouth on that date.

We recognize an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its implied fair value. We present a goodwill impairment charge as a separate line item within income from continuing operations in the consolidated statements of operations, unless the goodwill impairment is associated with a discontinued operation. In that case, we include the goodwill impairment charge, on a net-of-tax basis, within the results of discontinued operations.

We use discounted cash flows to establish the fair value of our reporting units as of the testing dates. The discounted cash flow approach includes many assumptions related to future growth rates, discount factors, future tax rates, etc. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology, as prescribed in FASB Statement No. 142.

In accordance with FASB Statement No. 142, we amortize the cost of intangible assets with definite useful lives over their respective estimated useful lives to their estimated residual value. As of December 31, 2005, our definite useful lived intangible assets do not have an estimated residual value. We also review those assets for impairment in accordance with FASB Statement No. 144 whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. As of December 31, 2005, we do not have any intangible assets with indefinite useful lives. The range of estimated useful lives of our other intangible assets is as follows:

Years
Certificates of need	10 to 30
Licenses	10 to 20
Noncompete agreements	5 to 10
Management agreements	10 to 20

Impairment of Long-Lived Assets and Other Intangible Assets—

Under the guidance in FASB Statement No. 144, we assess the recoverability of long-lived assets (excluding goodwill) and identifiable acquired intangible assets with finite useful lives, whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected net future cash flows to be generated by that asset, or, for identifiable intangibles with finite useful lives, by

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets with finite useful lives, if any, to be recognized is measured based on projected discounted future cash flows. We measure the amount of impairment of other long-lived assets (excluding goodwill) as the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. We present an impairment charge as a separate line item within income from continuing operations in our consolidated statements of operations, unless the impairment is associated with a discontinued operation. In that case, we include the impairment charge, on a net-of-tax basis, within the results of discontinued operations. We classify long-lived assets to be disposed of other than by sale as held and used until they are disposed. We report long-lived assets to be disposed of by sale as held for sale and recognize those assets in the balance sheet at the lower of carrying amount or fair value less cost to sell, and cease depreciation.

Investment in and Advances to Nonconsolidated Affiliates—

Investments in entities in which we have the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize our proportionate share of the investees’ net income or losses after the date of investment, additional contributions made and dividends or distributions received, and impairment losses resulting from adjustments to net realizable value. We record equity method losses in excess of the carrying amount of an investment when we guarantee obligations or we are otherwise committed to provide further financial support to the affiliate.

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

Guarantees—

We account for certain guarantees in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FASB Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FASB Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of certain obligations undertaken.

As of December 31, 2005 and 2004, we were liable for guarantees of indebtedness owed by third parties in the amount of $30.8 million and $29.0 million, respectively. We have recognized these amounts as liabilities in our consolidated balance sheets because of existing defaults by the third parties under those agreements.

We are also secondarily liable for certain lease obligations associated with sold facilities. See Note 5, Property and Equipment, for additional information.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Financing Costs—

We amortize financing costs using the effective interest method over the life of the related debt. The related expense is included in Interest expense and amortization of debt discounts and fees in our consolidated statements of operations.

We accrete discounts and amortize premiums using the effective interest method over the life of the related debt, and we report discounts or premiums as a direct deduction from, or addition to, the face amount of the financing. The related income or expense is included in Interest expense and amortization of debt discounts and fees in our consolidated statements of operations.

Fair Value of Financial Instruments—

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

Asset Retirement Obligation—

We record certain obligations associated with the retirement of tangible long-lived assets under the guidance in FASB Statement No. 143, Accounting for Asset Retirement Obligations. Under this standard, we recognize the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred if we can make a reasonable estimate of the liability’s fair value. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and depreciated over the remaining life of the underlying asset, and the associated liability is accreted to the estimated fair value of the obligation at the settlement date through periodic accretion charges to the consolidated statement of operations. When the obligation is settled, any difference between the final cost and the recorded amount is recognized as income or loss on settlement.

Effective January 1, 2003, we adopted the initial recognition and measurement provisions of FASB Statement No. 143 and identified certain asset retirement obligations to restore leased premises for the removal of certain diagnostic equipment. Upon adoption of FASB Statement No. 143, we recorded a $3.6 million increase to property and equipment, a $1.9 million increase to accumulated depreciation and amortization, a $4.2 million increase to Other long-term liabilities, and a $2.5 million noncash charge (net of tax of $0), which we reported as a Cumulative effect of accounting change in our 2003 consolidated statement of operations.

Minority Interests in Consolidated Affiliates—

The consolidated financial statements include all assets, liabilities, revenues, and expenses of less-than-100%-owned affiliates that we control. Accordingly, we have recorded minority interests in the earnings and equity of such entities. We record adjustments to minority interest for the allocable portion of income or loss to which the minority interest holders are entitled based upon their portion of the subsidiaries they own. Distributions to holders of minority interests are adjusted to the respective minority interest holders’ balance.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

We suspend allocation of losses to minority interest holders when the minority interest balance for a particular minority interest holder is reduced to zero and the minority interest holder does not have an obligation to fund such losses. Any excess loss above the minority interest holders’ balance is not charged to minority interest but rather is recognized by us until the affiliate begins earning income again. We resume adjusting minority interest for the subsequent profits earned by a subsidiary only after the cumulative income exceeds the previously unrecorded losses.

Litigation Reserve—

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

Advertising Costs—

We expense costs of print, radio, television, and other advertisements as incurred. Advertising expenses, included in Other operating expenses within the accompanying consolidated statements of operations, approximated $8.6 million in 2005, $5.3 million in 2004, and $7.7 million in 2003.

Stock-Based Compensation—

HealthSouth has various shareholder- and non-shareholder-approved stock-based compensation plans that provide for the granting of stock-based compensation to certain employees and directors, which are described more fully in Note 14, Stock-Based Compensation. We account for those stock-based compensation plans using the recognition and measurement principles of the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, and apply the disclosure-only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, we recognize compensation expense on the date of grant only if the current market price of the underlying stock on the grant date exceeds the exercise price of the stock-based award.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

FASB Statement No. 123 requires that we present certain pro forma information assuming that we recognize an expense for our stock-based compensation using the fair value based method of accounting for stock-based compensation. We estimated the fair value of our stock-based compensation at the date of grant using the Black-Scholes option-pricing model using the assumptions described in Note 14, Stock-Based Compensation. If we had recognized compensation expense using the fair value recognition provisions of FASB Statement No. 123, the pro forma amounts of our net loss for the years ended December 31, 2005, 2004, and 2003 would have been as follows (in thousands, except per share amounts):

	For the year ended December 31,
	2005	2004	2003
Net loss, as reported	$(445,994)	$(174,470)	$(434,557)

Add: Stock-based employee compensation expense (benefit) included in reported net loss	1,999	614	(2,932)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(10,645)	(8,693)	(7,874)

Pro forma net loss	$(454,640)	$(182,549)	$(445,363)

Loss per share:
Basic and diluted—as reported	$(1.12)	$(0.44)	$(1.10)

Basic and diluted—pro forma	$(1.15)	$(0.46)	$(1.12)

Discontinued Operations—

We account for discontinued operations under FASB Statement No. 144, which requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as discontinued operations. In the period that a component of an entity has been disposed of or classified as held for sale, we reclassify the results of operations for current and prior periods into a single caption titled Loss from discontinued operations, net of income tax expense. In addition, we classify the assets and liabilities of those components as current and noncurrent assets and liabilities of discontinued operations in our consolidated balance sheets. We also classify cash flows related to discontinued operations as one line item within each category of cash flows in our consolidated statements of cash flows.

Income Taxes—

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

HealthSouth and its corporate subsidiaries file a consolidated federal income tax return. State income tax returns are filed on a separate, combined, or consolidated basis in accordance with relevant state laws and regulations. Partnerships, limited liability partnerships, limited liability companies, and other pass-through

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

entities that we consolidate or account for using the equity method of accounting file separate federal and state income tax returns. We include the allocable portion of each pass-through entity’s income or loss in our federal income tax return. We allocate the remaining income or loss of each pass-through entity to the other partners or members who are responsible for their portion of the taxes.

Comprehensive Loss—

Comprehensive loss is reported in accordance with the provisions of FASB Statement No. 130, Reporting Comprehensive Income. FASB Statement No. 130 establishes the standard for reporting comprehensive loss and its components in financial statements. Comprehensive loss is comprised of net loss, changes in unrealized gains or losses on available-for-sale securities, and foreign currency translation adjustments and is included in the consolidated statements of shareholders’ deficit and comprehensive loss.

Foreign Currency Translation—

The financial statements of foreign subsidiaries whose functional currency is not the U.S. dollar have been translated to U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates. Revenues and expenses are translated at average exchange rates in effect during each period, except for those expenses related to balance sheet amounts, which are translated at historical exchange rates. Gains and losses from foreign currency translations are reported as a component of Accumulated other comprehensive (loss) income within shareholders’ deficit. Exchange gains and losses from foreign currency transactions are recognized in the consolidated statements of operations and historically have not been material.

Restructuring Activities—

We assess the need to record restructuring charges in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. FASB Statement No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and requires a company to recognize costs associated with exit or disposal activities when they are incurred. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with restructuring activities, discontinued operations, facility closings, or other exit or disposal activities.

We recognize liabilities that primarily include one-time termination benefits, or severance, and contract termination costs, primarily related to equipment and facility lease obligations. These amounts are based on the remaining amounts due under various contractual agreements, adjusted for any anticipated or unanticipated events or changes in circumstances that would reduce these obligations. The settlement of these liabilities could differ materially from recorded amounts.

Loss Per Share—

The calculation of loss per share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted loss per share recognizes the effect of all potential dilutive common shares that were outstanding during the respective periods, unless their impact would be antidilutive.

Selected Quarterly Financial Information—

We have not presented the selected quarterly financial data for 2005 and 2004 as required by Item 302(a) of Regulation S-K that the SEC requires as supplementary information to the basic financial statements.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements—

In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004), Share-Based Payment, which revises FASB Statement No. 123 and supersedes APB Opinion No. 25 and its related implementation guidance. The revised Statement focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions. FASB Statement No. 123(R) eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards issued to employees. Rather, the new standard requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. A company will recognize the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

In March 2005, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB No. 107 expresses the view of the SEC staff regarding the interaction between FASB Statement No. 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The SEC staff believes the guidance in SAB No. 107 will assist public companies in their initial implementation of FASB Statement No. 123(R) and enhance the information received by investors and other users of financial statements, thereby assisting them in making investment and other decisions. SAB No. 107 also includes interpretive guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including the determination of assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of FASB Statement No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of FASB Statement No. 123(R), the modification of employee share options prior to adoption of FASB Statement No. 123(R), and disclosures in Management’s Discussion and Analysis subsequent to adoption of FASB Statement No. 123(R). FASB Statement No. 123(R) is effective for annual periods beginning after June 15, 2005. Its expected impact on our results of operations is discussed below.

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

We will adopt FASB Statement No. 123(R) on January 1, 2006 on a modified prospective basis, which will require recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the effective date. At December 31, 2005, unamortized compensation expense related to outstanding unvested options, as determined in accordance with FASB Statement No. 123(R), that we expect to record during 2006, 2007, and 2008 was approximately $9.1 million, $5.7 million, and $1.2 million, respectively,

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

before provisions for income taxes and forfeitures. We will incur additional expense during fiscal 2006 related to new awards granted during 2006 that cannot yet be quantified. We are in the process of determining how the guidance regarding valuing share-based compensation as prescribed in FASB Statement No. 123(R) will be applied to valuing share-based awards granted after the effective date and the impact that the recognition of compensation expense related to such awards will have on our financial statements.

We do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

2.	Liquidity:

We are highly leveraged. As of December 31, 2005, we had approximately $3.4 billion of long-term debt outstanding.

On March 10, 2006, we prepaid substantially all of our previously existing debt with proceeds from a series of recapitalization transactions (see Note 8, Long-term Debt). Although we remain highly leveraged, we believe these recapitalization transactions have eliminated significant uncertainty regarding our capital structure and have improved our financial position by reducing our refinancing risk, improving our operational flexibility, improving our credit profile, and reducing our interest rate exposure.

We are required to use a substantial portion of our cash flow to service our debt and meet cash obligations relating to government settlements (see Note 21, Medicare Program Settlement, and Note 22, SEC Settlement). However, we believe our projected liquidity is sufficient to meet our current operating cash flow requirements, service our debt, and satisfy the obligations owed to the government.

The biggest risk relating to our high leverage is the possibility that a substantial down-turn in earnings could jeopardize our ability to service our debt payment obligations. See Note 1, Summary of Significant Accounting Policies, for a discussion of risks and uncertainties facing us. Changes in our business or other factors may occur that might have a material adverse impact on our financial position, results of operations, and cash flows.

3.	Accounts Receivable:

Accounts receivable consists of the following (in thousands):

	As of December 31,
	2005	2004
Patient accounts receivable	$525,204	$581,060
Less: Allowance for doubtful accounts	(124,542)	(151,453)

Patient accounts receivable, net	400,662	429,607
Other accounts receivable	4,511	1,209

Accounts receivable, net	$405,173	$430,816

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following is the activity related to our allowance for doubtful accounts (in thousands):

For the year ended December 31,	Balance at beginning of period	Additions and charges to expense	Deductions and accounts written-off	Balance at end of period
2005	$151,453	$98,417	$(125,328)	$124,542

2004	$214,521	$113,783	$(176,851)	$151,453

2003	$220,733	$128,296	$(134,508)	$214,521

4.	Cash and Marketable Securities:

As of December 31, 2005, our investments consist of cash and cash equivalents and marketable securities. As of December 31, 2004, our investments consisted of only cash and cash equivalents, as disclosed in Note 1, Summary of Significant Accounting Policies. Our investments in marketable securities are classified as available-for-sale. The components of our investments as of December 31, 2005 are as follows (in thousands):

	Cash and cash equivalents	Restricted cash	Marketable securities	Total
Cash	$161,787	$242,450	$—	$404,237
Commercial paper	7,970	—	1,998	9,968
Certificates of deposit	1,500	—	—	1,500
U.S. Government and agency securities	4,240	—	21,297	25,537
Corporate bonds and notes	—	—	97	97
Equity securities	—	—	447	447

Total	$175,497	$242,450	$23,839	$441,786

Approximately $86.0 million of restricted cash in the above chart is noncurrent (See Note 1, Summary of Significant Accounting Policies).

When the maturity of our debt marketable securities in commercial paper or U.S. Government and agency securities is three months or less when purchased, we classify these amounts to Cash and cash equivalents on our consolidated balance sheets (see Note 1, Summary of Significant Accounting Policies). A summary of our marketable securities as of December 31, 2005 is as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$9,969	$1	$(2)	$9,968
U.S. Government and agency securities	25,582	1	(46)	25,537
Corporate bonds and notes	98	—	(1)	97
Equity securities	397	62	(12)	447

Total	$36,046	$64	$(61)	$36,049

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Investing information related to our marketable securities is as follows (in thousands):

	For the year ended December 31,
	2005	2004	2003
Proceeds from sales of available-for-sale securities	$47,191	$—	$3,698

Gross realized gains	$15	$—	$698

Gross realized losses	$(7)	$—	$—

The maturities of debt securities at December 31, 2005 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$31,788	$31,758
Due after one year through five years	5,361	5,344

	$37,149	$37,102

HealthTronics—

HealthSouth owned 415,666 shares of HealthTronics’s common stock from 1999 through 2003. A former director and employee owned 83,334 shares. The original value of the investment was approximately $3.0 million, which we accounted for at fair value. In addition, certain directors and officers of HealthSouth also served on the board of directors of HealthTronics. We sold our investment in HealthTronics during 2003 for approximately $3.7 million and realized a gain of approximately $0.7 million. We purchased medical equipment and related supplies from HealthTronics amounting to approximately $0.8 million in 2003.

5.	Property and Equipment:

Property and equipment consists of the following (in thousands):

	As of December 31,
	2005	2004
Land	$106,007	$98,103
Buildings	1,199,090	1,229,806
Leasehold improvements	209,917	214,168
Furniture, fixtures, and equipment	812,890	847,096

	2,327,904	2,389,173
Less: Accumulated depreciation and amortization	(1,165,937)	(1,095,246)

	1,161,967	1,293,927
Construction in progress	44,539	45,228

Property and equipment, net	$1,206,506	$1,339,155

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The amount of fully depreciated assets, depreciation expense, amortization expense, and accumulated amortization relating to assets under capital lease obligations, interest capitalized on construction projects, and rent expense under operating leases is as follows (in thousands):

	For the year ended December 31,
	2005	2004	2003
Fully depreciated assets	$372,891	$352,390	$315,237

Depreciation expense	$136,545	$138,665	$146,960

Assets under capital lease obligations:
Buildings	$297,228	$324,248	$274,529
Equipment	6,650	32,964	41,549

	303,878	357,212	316,078
Accumulated amortization	(153,877)	(162,412)	(145,599)

Assets under capital lease obligations, net	$150,001	$194,800	$170,479

Amortization expense	$21,832	$26,338	$26,090

Interest capitalized	$—	$8,412	$5,132

Rent expense:
Minimum rent payments	$114,082	$128,361	$109,946
Contingent and other rents	37,618	67,634	90,001

Total rent expense	$151,700	$195,995	$199,947

Leases—

We lease certain land, buildings, and equipment under non-cancelable operating leases expiring at various dates through 2027, and certain buildings and equipment under capital leases also expiring at various dates through 2027. Operating leases generally have five- to ten-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various facility leases include provisions for rent escalation to recognize increased operating costs or require the Company to pay certain maintenance and utility costs. Contingent rents are included in rent expense in the year incurred. Some facilities are subleased to other parties. Rental income from subleases approximated $12.7 million, $8.8 million, and $16.5 million for the years ended December 31, 2005, 2004, and 2003, respectively. Certain leases contain annual escalation clauses based on changes in the Consumer Price Index while others have fixed escalation terms. The excess of cumulative rent expense (recognized on the straight-line basis) over cumulative rent payments made on leases with fixed escalation terms is recognized as straight-line rental accrual and is included in Other long-term liabilities in the accompanying consolidated balance sheets, as follows (in thousands):

	As of December 31,
	2005	2004
Straight-line rental accrual	$19,156	$20,935

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Future minimum lease payments at December 31, 2005, for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in thousands):

Year ending December 31,	Operating Leases	Capital Lease Obligations	Total
2006	$104,200	$33,899	$138,099
2007	84,646	30,843	115,489
2008	66,194	30,616	96,810
2009	49,639	28,824	78,463
2010	36,220	26,291	62,511
2011 and thereafter	151,355	119,596	270,951

	$492,254	270,069	$762,323

Less: interest portion		(78,767)

Obligations under capital leases		$191,302

Obligations Under Sublease Guarantees—

In conjunction with the sale of certain facilities in prior years, HealthSouth agreed to enter into subleases for certain properties with certain purchasers and, as a condition of the sublease, agreed to act as a guarantor of the purchaser’s performance on the sublease. Should the purchaser, or sublessee, fail to pay the rent due on these leases, the lessor would have contractual recourse against us.

As of December 31, 2005, we had entered into four such sublease guarantee arrangements. The remaining terms of these subleases range from one year to nine years. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximates $11.6 million.

We have not recorded a contingent liability for these guarantees, as we do not believe it is probable we will have to perform under these agreements. In the event we are required to perform under these guarantees, we could potentially have recourse against the sublessee for recovery of any amounts paid. These guarantees are not secured by any assets under the leases. As of December 31, 2005, we have not been required to perform under any such sublease guarantees.

Collateralized Assets—

Pursuant to a Collateral and Guarantee Agreement dated as of March 21, 2005, between the Company and JPMorgan Chase Bank (“JPMorgan”), our obligations under our Amended and Restated Credit Agreement are collateralized by substantially all of the assets of HealthSouth. See Note 8, Long-term Debt, for additional information regarding the Amended and Restated Credit Agreement. See Note 8 also for a discussion of our recapitalization transactions in March 2006 and the collateral and guarantee agreement governing our new indebtedness.

Construction in Progress—

In 2001, we began construction of a 219 bed state of the art general acute care hospital (the “Digital Hospital”) on property adjacent to our corporate campus in Birmingham, Alabama. In connection with the construction of the Digital Hospital, we incurred significant costs and included those capitalized costs in Construction in Progress (“CIP”). Amounts in CIP at December 31, 2005 and 2004 relate principally to the Digital Hospital. We have entered into construction contracts and other future commitments for the completion of this property totaling in years subsequent to 2005 of approximately $36.1 million.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Asset Impairments—

For the years ended December 31, 2005, 2004, and 2003, we recognized an impairment charge of approximately $45.2 million, $36.3 million, and $132.7 million, respectively. Of these total amounts, approximately $24.4 million, $30.2 million and $127.9 million, respectively, relate to the Digital Hospital and represent the excess of costs incurred during the construction of the Digital Hospital over the estimated fair market value of the property, including the RiverPoint facility, a 60,000 square foot office building, which shares the construction site and would be included with any sale of the Digital Hospital. The impairment of the Digital Hospital in 2003 was based on an appraisal that considered alternative uses for the property. The impairment of the Digital Hospital in 2004 and 2005 was determined using a weighted average fair value approach that considered the 2003 appraisal and other potential scenarios.

The remainder of the 2005, 2004, and 2003 impairment charges relate to long-lived assets at various facilities that were examined for impairment due to facility closings and facilities experiencing negative cash flow from operations. In 2005, we determined the fair value of the impaired long-lived assets at a facility primarily based on the assets’ estimated fair value using valuation techniques that included discounted future cash flows and third-party appraisals. These 2005 charges primarily relate to our surgery centers, diagnostic, and corporate and other segments. In 2004, the remainder of the charge represents our write-down of long-lived assets, primarily in our surgery centers and outpatient segments, based on a valuation of future cash flows. We wrote these assets down to zero, or their estimated fair value, based on expected negative operating cash flows of these facilities in future years. In 2003, we determined the fair value of the impaired long-lived assets at a facility primarily based on the discounted future cash flows of these facilities using an average weighted average discount rate of 10.5%.

See Note 6, Goodwill and Other Intangible Assets, for a description of the impairment charges recognized for goodwill and other intangibles.

See Note 25, Segment Reporting, for the amount of impairment charges by operating segment.

6.	Goodwill and Other Intangible Assets:

Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Other definite-lived intangibles consist primarily of certificates of need, licenses, noncompete agreements, and management agreements.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows changes in the carrying amount of goodwill for the years ended December 31, 2005, 2004, and 2003, by operating segment (in thousands):

	Inpatient	Surgery Centers	Outpatient	Diagnostic	Corporate and Other	Total
Goodwill as of January 1, 2003	$402,255	$649,123	$160,538	$21,000	$—	$1,232,916
Impairment charge	—	(176,208)	(135,888)	(23,527)	—	(335,623)
Acquisition of equity interests in joint venture entities	64	2,761	350	2,527	—	5,702

Goodwill as of December 31, 2003	$402,319	$475,676	$25,000	$—	$—	$902,995
Acquisitions	—	—	581	—	—	581
Acquisition of equity interests in joint venture entities	—	7,121	—	—	—	7,121
Other	(381)	881	(111)	—	—	389

Goodwill as of December 31, 2004	$401,938	$483,678	$25,470	$—	$—	$911,086
Acquisition of equity interests in joint venture entities	1,239	2,399	—	—	—	3,638
Conversion of consolidated facilities to equity method facilities	—	(3,303)	(18)	—	—	(3,321)

Goodwill as of December 31, 2005	$403,177	$482,774	$25,452	$—	$—	$911,403

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

We performed impairment reviews as required by FASB Statement No. 142 as of October 1, 2005 and 2004 and concluded that no goodwill impairment existed.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides information regarding our other intangible assets (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Certificates of need:
2005	$8,889	$4,932	$3,957
2004	9,172	4,666	4,506
Licenses:
2005	$98,762	$56,568	$42,194
2004	101,331	53,053	48,278
Noncompete agreements:
2005	$44,040	$42,303	$1,737
2004	50,002	46,413	3,589
Management agreements:
2005	$10,364	$4,005	$6,359
2004	10,364	3,480	6,884
Total intangible assets:
2005	$162,055	$107,808	$54,247
2004	170,869	107,612	63,257

Amortization expense for other intangible assets is as follows (in thousands):

	For the year ended December 31,
	2005	2004	2003
Amortization expense	$8,735	$11,956	$12,502

Total estimated amortization expense for our other intangible assets for the next five fiscal years is as follows (in thousands):

Year ended December 31,	Estimated Amortization Expense
2006	$7,075
2007	6,109
2008	4,478
2009	4,273
2010	4,273

Asset Impairments—

In the fourth quarter of 2004, we examined certain facilities for impairment due to continuing negative cash flows from operations and/or projected negative cash flows from operations of these facilities. As a result of this analysis, we recognized an impairment charge to reduce other intangibles to fair value for certain operating facilities of approximately $1.0 million under the provisions of FASB Statement No. 144. We determined the fair value of the impaired assets at a facility primarily based on a valuation of future cash flows. We wrote these assets down to zero, or their estimated fair value, based on expected negative future operating cash flows of these facilities in future years.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

7.	Investment in and Advances to Nonconsolidated Affiliates:

Investment in and advances to nonconsolidated affiliates represents our investment in 57 partially owned subsidiaries, of which 52 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of our subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates, but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates generally range from 4% to 52%. HealthSouth’s investment in these affiliates is an integral part of our operations. We account for these investments using the cost and equity methods of accounting. Our investments consist of the following (in thousands):

	As of December 31,
	2005	2004
Equity method investments:
Capital contributions	$41,767	$34,116
Cumulative share of income	144,120	126,925
Cumulative share of distributions	(141,415)	(121,109)

	44,472	39,932
Cost method investments:
Capital contributions, net of partnership distributions and impairments	1,916	1,113

Total investments in and advances to nonconsolidated affiliates	$46,388	$41,045

The following summarizes the combined assets, liabilities, and equity and the combined results of operations of our equity method affiliates (on a 100% basis, in thousands):

	As of December 31,
	2005	2004
Assets—
Current	$32,808	$34,628
Noncurrent	87,355	112,154

Total assets	$120,163	$146,782

Liabilities and equity—
Current liabilities	$6,343	$19,202
Noncurrent	14,479	12,716
Partners’ capital and shareholders’ equity—
HealthSouth	44,472	39,932
Outside parties	54,869	74,932

Total liabilities and equity	$120,163	$146,782

Condensed statements of operations (in thousands):

	For the year ended December 31,
	2005	2004	2003
Net operating revenues	$142,684	$119,672	$106,685
Operating expenses	(88,411)	(84,847)	(63,155)
Income from continuing operations	54,273	34,825	43,530
Net income	$41,293	$34,156	$35,510

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

During 2005, five surgery centers became equity method investments rather than consolidated affiliates as a result of changes of control of these entities. This reclassification decreased 2005 consolidated net operating revenues by approximately $25.6 million.

Source Medical—

In April 2001, we established Source Medical Solutions, Inc. (“Source Medical”) to continue development and allow commercial marketing of a wireless clinical documentation system originally developed by HealthSouth. This proprietary software was referred to internally as “HCAP” and was later marketed by Source Medical under the name “TherapySource.” At the time of our initial investment, certain of our directors, executive officers, and employees also purchased shares of Source Medical’s common stock. Currently, we estimate we own approximately 7% of Source Medical.

In connection with one of Source Medical’s acquisitions during 2001, HealthSouth guaranteed certain contingent payment obligations of Source Medical to the sellers of $6.0 million. We recorded an impairment charge in 2002 related to this note receivable from Source Medical. We have established an agreement with Source Medical requiring quarterly interest payments on this note. The note is due in full in April 2008 but is callable in August 2007.

In addition, during 2002, Source Medical borrowed $5.0 million for working capital from an unrelated third-party financial institution. HealthSouth guaranteed the loan. In March 2003, the loan was called, and we were required to pay $5.1 million to repay the loan, including interest, on behalf of Source Medical. In our 2002 consolidated financial statements, we accrued $5.1 million as an uncollectible amount due from Source Medical. In the fourth quarter of 2005, we received a $5.0 million payment from Source Medical related to this note.

We received approximately $1.0 million in interest payments throughout 2005 related to the two notes discussed above. From May 2003 to December 2004, Source Medical did not make interest payments on these two notes. This unpaid interest totaling $1.9 million is considered a separate note receivable from Source Medical, accrues additional interest at 4.75%, and is due to be repaid to us in April 2008. This note is also callable in August 2007.

We continue to lease HCAP software from Source Medical for approximately $4.3 million annually, and we remain a major customer of Source Medical. We paid Source Medical an additional $1.9 million in 2005 for custom software development and other miscellaneous services. We believe that the licensing terms are as favorable as we could have received from an unaffiliated third party.

Through December 2005, we held two of five seats on Source Medical’s board of directors. In December 2005, we gave up these seats but retained certain observation rights into Source Medical’s operations.

MedCenterDirect.Com, Inc.—

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

Until November 2002, MCD purchased equipment and supplies from third-party vendors for resale, and we paid MCD 105% of its cost for the purchase of equipment and supplies purchased through MCD, with the 5% margin intended to compensate MCD for the use of its software and inventory management services. Beginning

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

in November 2002, we began paying MCD a flat annual fee (equal to $5.0 million for the first year of the arrangement, payable in equal monthly installments, and declining thereafter) for the use of its software and systems, and we resumed paying equipment and supply vendors directly. We were MCD’s primary customer.

Equipment and pharmaceutical supplies purchased from MCD approximated $2.1 million in 2003. No purchases were made from MCD in 2005 or 2004.

As of December 31, 2000, indicators were present that we would not recover our investment, and we reduced the carrying value of the investment to $0. We also provided a guarantee for $20.0 million of MCD’s debt to UBS Warburg in 2001. In 2002, we advanced approximately $9.2 million to MCD in the form of a loan, which was included in Due from related parties in our consolidated balance sheet as of December 31, 2002.

During 2003, UBS called its loan to MCD. We recognized a liability of approximately $20.0 million under the terms of the guarantee as of December 31, 2003, but have not paid the amounts due under the terms of the guarantee to UBS Warburg as of December 31, 2005. We also fully reserved the note receivable of approximately $9.2 million as of December 31, 2003.

CMS Capital Ventures, Inc.—

In 1998, we entered into a recapitalization agreement with CMS Capital Ventures, Inc. (a wholly owned subsidiary of HealthSouth) (“CMSCV”), CompHealth, Inc. (a wholly owned subsidiary of CMSCV), and certain other parties, whereby CMSCV purchased 85% of our interest in CMSCV. As a result of the recapitalization, we retained approximately 15% of the outstanding capital stock of CMSCV with a carrying value of $1.5 million and received net proceeds of approximately $34.1 million. In connection with this recapitalization, certain investors purchased capital stock of CMSCV, including affiliates of Acacia Venture Partners (“Acacia”) and New Enterprise Associates. C. Sage Givens, Michael D. Martin, and Charles W. Newhall III, former directors of the Company, were also CMSCV directors. In 2003, we sold our remaining interests in CMSCV for approximately $16.0 million and recognized a gain of approximately $14.5 million. During 2003, we purchased approximately $0.5 million of services from CompHealth, Inc.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

8.	Long-term Debt:

Our long-term financing obligations outstanding consist of the following (in thousands):

	As of December 31,
	2005	2004
Advances under $1.25 billion revolving credit facility	$—	$315,000
Advances under $250 million revolving credit facility	—	—
Senior Term Loans	313,425	—
Term Loans	200,000	—
Bonds payable—
6.875% Senior Notes due 2005	—	244,805
7.000% Senior Notes due 2008	249,162	248,383
10.750% Senior Subordinated Notes due 2008	318,312	318,034
8.500% Senior Notes dues 2008	343,000	343,000
8.375% Senior Notes due 2011	347,365	347,272
7.375% Senior Notes due 2006	180,300	180,300
7.625% Senior Notes due 2012	904,839	903,744
6.500% Convertible Subordinated Debentures due 2011	6,311	6,311
8.750% Convertible Subordinated Notes due 2015	10,136	11,573
10.375% Senior Subordinated Credit Agreement due 2011	332,356	329,189
Hospital revenue bond	500	1,500
Notes payable to banks and others at interest rates from 2.4% to 12.9%	6,881	12,793
Noncompete agreements	154	1,891
Capital lease obligations	191,302	233,396

	3,404,043	3,497,191
Less current portion	(34,298)	(277,533)

Long-term debt, less current portion	$3,369,745	$3,219,658

The following chart shows scheduled payments due on long-term debt for the next five years and thereafter, adjusted to reflect the effect of the recapitalization transactions described later in this note (see Subsequent Event—Recapitalization Transactions) (in thousands):

Year ending December 31,	Face Amount	Net Amount
2006	$40,148	$34,298
2007	1,026,189	1,020,568
2008	61,123	54,907
2009	23,459	18,455
2010	23,663	17,981
Thereafter	2,258,087	2,257,834

Total	$3,432,669	$3,404,043

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides information regarding our Interest expense and amortization of debt discounts and fees presented in our consolidated statements of operations (in thousands):

	For the year ended December 31,
	2005	2004	2003
Interest expense	$299,678	$280,797	$257,496
Amortization of debt discount	5,607	3,641	1,455
Amortization of consent fees/bond issue costs	27,319	15,919	4,098
Amortization of loan fees	6,097	2,278	2,278

	$338,701	$302,635	$265,327

Revolving Credit Facilities and Senior Term Loans—

On June 14, 2002, we entered into a five-year, $1.25 billion revolving credit facility, as amended on August 20, 2002 (the “2002 Credit Agreement”), with JPMorgan, which served as administrative agent, Wachovia Bank, N.A. (“Wachovia”), UBS Warburg LLC, Scotiabanc, Inc., Deutsche Bank AG, and Bank of America, N.A. (“Bank of America”). Interest on the 2002 Credit Agreement was paid based on LIBOR plus a predetermined margin or base rate. We were required to pay a fee based on the unused portion of the revolving credit facility ranging from .275% to .500% depending on our debt ratings. On May 1, 2003, we elected to reduce the commitment amount under the revolving credit facility to $385.6 million, or the amount outstanding of $315.0 million plus our letter of credit exposure on that date. As a result of this reduction, no fees accrued on the unused portion of this credit facility after this date. Fees accrued prior to May 1, 2003 were included in Interest expense and amortization of debt discounts and fees in the consolidated statements of operations. The principal amount was payable in full on June 14, 2007. The effective interest rate on the average outstanding balance under the 2002 Credit Agreement was 5.3% for the year ended December 31, 2004, compared to the average prime rate of 4.3% during the same period. Since March 2003, all borrowings under the 2002 Credit Agreement were priced at a default rate of prime plus 1.0%. As of December 31, 2004, we had drawn $315.0 million under the 2002 Credit Agreement.

In March 2003, our line of credit was frozen under the 2002 Credit Agreement. On March 27, 2003, we received notice that we were in default under the 2002 Credit Agreement. As a result, the lenders instituted a payment blockage which prohibited us from making the payments of principal and interest due to holders of our 3.25% Convertible Subordinated Debentures due on April 1, 2003.

On March 21, 2005, we entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with a consortium of financial institutions (collectively, the “Lenders”), JPMorgan, as Administrative Agent and Collateral Agent, Wachovia, as Syndication Agent, and Deutsche Bank Trust Company Americas, as Documentation Agent. The Amended and Restated Credit Agreement amended and restated the 2002 Credit Agreement.

Pursuant to the Amended and Restated Credit Agreement, the Lenders converted $315 million in aggregate principal amount of the loans outstanding under the 2002 Credit Agreement into a senior secured term facility with a scheduled maturity date of June 14, 2007 (the “Senior Term Loans”). Such maturity date for the Senior Term Loans, however, will automatically be extended to March 21, 2010 in the event that (1) such extension

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

becomes permitted under the Company’s Senior Subordinated Credit Agreement (as defined in the Amended and Restated Credit Agreement) or (2) such Senior Subordinated Credit Agreement ceases to be in effect. No portion of the Senior Term Loans that are repaid may be reborrowed. The Senior Term Loans amortize in quarterly installments, commencing with the quarter ending on September 30, 2005, equal to 0.25% of the original principal amount thereof, with the balance payable upon the final maturity. Until we obtain ratings from Moody’s and S&P, the Senior Term Loans bear interest, at our option, at a rate of (1) LIBOR, adjusted for statutory reserve requirements (“Adjusted LIBOR”), plus 2.5% or (2) 1.5% plus the higher of (a) the Federal Funds Rate plus 0.5% and (b) JPMorgan’s prime rate. After we obtain such ratings, the Senior Term Loans will bear interest, at our option, (1) at a rate of Adjusted LIBOR plus a spread ranging from 2.0% to 2.5%, depending on our ratings with such institutions or (2) at a rate of a spread ranging from 1.0% to 1.5%, depending on our ratings with such institutions, plus the higher of (a) the Federal Funds Rate plus 0.5% and (b) JPMorgan’s prime rate. The effective interest rate on the outstanding balance under the Amended and Restated Credit Agreement was 6.2% for the year ended December 31, 2005 compared to the average prime rate of 6.1% during the same period.

In addition, the Amended and Restated Credit Agreement makes available to us a new senior secured revolving credit facility in an aggregate principal amount of $250 million (the “Revolving Facility”) and a new senior secured revolving letter of credit facility in an aggregate principal amount of $150 million (the “LC Facility”). The commitments under the Revolving Facility and the LC Facility expire, and all borrowings under such facilities mature, on March 21, 2010. At December 31, 2005, no money was drawn on the Revolving Facility, and approximately $123.8 million of the LC Facility was utilized.

The Revolving Facility accrued interest at our option, at a rate of (1) Adjusted LIBOR plus 2.75% or (2) 1.75% plus the higher of (a) the Federal Funds Rate plus 0.5% and (b) JPMorgan’s prime rate to December 2, 2005, which is the date we filed audited consolidated financial statements with the SEC for the year ended December 31, 2004. After that filing, the interest rates and commitment fees on the Revolving Facility are determined based upon our ratio of (1) consolidated total indebtedness minus the amount by which the unrestricted cash and cash equivalents on such date exceed $50 million to (2) our adjusted consolidated EBITDA, as defined in the agreement, for the period of four consecutive fiscal quarters ending on or most recently prior to such date (the “Net Leverage Ratio”). During such period, the Revolving Facility will bear interest, at our option, (1) at a rate of Adjusted LIBOR plus a spread ranging from 1.75% to 2.75%, depending on the Net Leverage Ratio or (2) at a rate of a spread ranging from 0.75% to 1.75%, depending on the Net Leverage Ratio, plus the higher of (a) the Federal Funds Rate plus 0.5% and (b) JPMorgan’s prime rate.

We were subject to commitment fees of 0.75% per annum on the daily amount of the unutilized commitments under the Revolving Facility and the LC Facility to December 2, 2005. After our 2004 filing with the SEC on that date, the commitment fees ranged between 0.5% and 0.75%, depending on the Net Leverage Ratio. At December 31, 2005, the commitment fee rate was 0.75%.

A letter of credit participation fee is payable to the Lenders under the LC Facility with respect to a particular commitment under the LC Facility on the aggregate face amount of the commitment outstanding there under upon the later of the termination of the particular commitment under the LC Facility and the date on which the Lenders letters of credit exposure for such commitment cease, in an amount at any time equal to the LIBOR interest rate spread applicable at such time to loans outstanding under the Revolving Facility. In addition, we shall pay, for our own account, (1) a fronting fee of 0.25% per annum on the aggregate face amount of the letters of credit outstanding under the LC Facility upon the later of the termination of the commitments under the LC Facility and the date on which the Lenders’ letters of credit exposure for such commitment cease, and (2) customary issuance and administration fees relating to the letters of credit.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

We may use the proceeds of the loans under the Revolving Facility for general corporate purposes, and we may use the letters of credit under the LC Facility in the ordinary course of business to secure workers’ compensation and other insurance coverage and for general corporate purposes.

Pursuant to a Collateral and Guarantee Agreement (the “Collateral and Guarantee Agreement”), dated as of March 21, 2005, between the Company and JPMorgan, our obligations under the Amended and Restated Credit Agreement are secured (1) by substantially all of the assets of HealthSouth and (2) from and after the date on which the Restrictive Indentures (as defined in the Amended and Restated Credit Agreement) and the Senior Subordinated Credit Agreement permit the obligations (or an amount thereof) to be guaranteed by or secured by the assets of existing and subsequently acquired or organized subsidiaries of HealthSouth by substantially all of the assets of such subsidiaries.

The Amended and Restated Credit Agreement contains affirmative and negative covenants and default and acceleration provisions. The affirmative covenants include, but are not limited to, delivery of regular financial statements and reports, proper maintenance of properties, compliance with laws and regulations, and maintenance of insurance. As of December 31, 2005, negative covenants include a minimum interest expense coverage ratio of 1.75 to 1.00 and a maximum leverage ratio of 5.75 to 1.00. These ratios change over time in accordance with an established schedule included in the Amended and Restated Credit Agreement. The negative covenants also include restrictions on our ability to increase indebtedness, restrict the use of proceeds from asset sales, and limit the amount of capital expenditures that can be made in any year. As of December 31, 2005, we were in compliance with all covenants contained within the Amended and Restated Credit Agreement. See Subsequent Event—Recapitalization Transactions section of this disclosure below.

Term Loans—

On June 15, 2005, we obtained a new senior unsecured term facility consisting of term loans (the “Term Loans”) in an aggregate principal amount of $200 million under a term loan agreement (the “Term Loan Agreement”). The Term Loans bear interest, at our option, at a rate of (1) Adjusted LIBOR plus 5.0% or (2) 4.0% per year plus the higher of (a) JPMorgan’s prime rate and (b) the Federal Funds Rate plus 0.50%. At December 31, 2005, our interest rate was 9.4%. The Term Loans mature in full on June 15, 2010. The Term Loan Agreement contains affirmative and negative covenants and default and acceleration provisions. As of December 31, 2005, we were in compliance with all covenants contained within the Term Loan Agreement. In addition, we will be responsible for customary fees and expenses associated with the Term Loans. We used the proceeds of the Term Loans, together with cash on hand, to repay our $245 million 6.875% Senior Notes due June 15, 2005 and to pay fees and expenses related to the Term Loans. See Subsequent Event—Recapitalization Transactions section of this disclosure below.

Bonds Payable—

6.875% and 7.000% Senior Notes—

On June 22, 1998, we issued $250 million in 6.875% Senior Notes due 2005 and $250 million in 7.000% Senior Notes due 2008 (collectively, the “1998 Senior Notes”). Due to discounts and financing costs, the effective interest rate on the 6.875% Senior Notes is 7.1%, while the effective interest rate is 7.3% on the 7.000% Senior Notes. Interest is payable on June 15 and December 15. The 1998 Senior Notes are unsecured and unsubordinated. We used the net proceeds from the issuance of the 1998 Senior Notes to pay down indebtedness outstanding under our then-existing credit facilities. The 6.875% Senior Notes matured on June 15, 2005. We used the proceeds from the $200 million Term Loans, as discussed above, and available cash to repay the 6.875% Senior Notes. The 7.000% Senior Notes mature on June 15, 2008. We may redeem the 7.000% Senior Notes, in

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

whole or in part, at our option, and at any time at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued interest. The indenture contains affirmative and negative covenants including limits on incurring indebtedness. In June 2004, we received consent of a majority of the principal amount of the holders to waive all alleged and potential defaults of these covenants. Each holder of the 7.000% Senior Notes shall have the right to require us to purchase all outstanding notes held by such holder on January 15, 2007 for a purchase price equal to 100% of the principal amount of such notes, plus accrued interest. See 2004 Consent Solicitation section and Subsequent Event—Recapitalization Transactions section of this disclosure below.

10.750% Senior Subordinated Notes—

On September 25, 2000, we issued $350 million in 10.750% Senior Subordinated Notes due 2008 (the “10.750% Senior Notes”). Due to discounts and financing costs, the effective interest rate on the 10.750% Senior Notes is 11.4%. Interest is payable on April 1 and October 1. The 10.750% Senior Notes are senior subordinated obligations of HealthSouth and also are effectively subordinated to all existing and future liabilities of our subsidiaries and partnerships. We used the net proceeds from the issuance of the 10.750% Senior Notes to redeem our then-outstanding 9.500% Notes due 2001 and to pay down indebtedness outstanding under our then-existing credit facilities. The 10.750% Senior Notes mature on October 1, 2008.

We may redeem the 10.750% Senior Notes, in whole or in part, at our option, from time to time, on or after October 1, 2004 at the following redemption prices (expressed in rates), together with accrued and unpaid interest and additional interest, if any, thereon to the Redemption Date, if redeemed during the twelve-month period commencing on October 1 of the year set forth below:

Year	Amount
2005	103.583%
2006	101.792%
2007 and thereafter	100.000%

The indenture contains affirmative and negative covenants including limits on incurring indebtedness and certain financial covenants. In May 2004, we received consent of a majority of the principal amount of the holders to waive all alleged and potential defaults of these covenants. See 2004 Consent Solicitation section and Subsequent Event—Recapitalization Transactions section of this disclosure below.

8.500% Senior Notes—

On February 1, 2001, we issued $375 million in 8.500% Senior Notes due 2008 (the “8.500% Senior Notes”). Due to discounts and financing costs, the effective interest rate on the 8.500% Senior Notes is 9.0%. Interest is payable on February 1 and August 1. The 8.500% Senior Notes are unsecured and unsubordinated. We used the net proceeds from the issuance of the 8.500% Senior Notes to pay down indebtedness outstanding under our then-existing credit facilities. The 8.500% Senior Notes mature on February 1, 2008. We may redeem the 8.500% Senior Notes, in whole or in part, at our option, and at any time, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued interest. The indenture contains affirmative and negative covenants including limits on incurring indebtedness. In May 2004, we received consent of a majority of the principal amount of the holders to waive all alleged and potential defaults of these covenants. See 2004 Consent Solicitation section and Subsequent Event—Recapitalization Transactions section of this disclosure below.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

8.375% Senior Notes—

On September 28, 2001, we issued $400 million in 8.375% Senior Notes due 2011 (the “8.375% Senior Notes”). Due to discounts and financing costs, the effective interest rate on the 8.375% Senior Notes is 8.7%. Interest is payable on April 1 and October 1. The 8.375% Senior Notes are unsecured and unsubordinated. We used the net proceeds from the issuance of the 8.375% Senior Notes to pay down indebtedness outstanding under our then-existing credit facilities. The 8.375% Senior Notes mature on October 1, 2011. We may redeem the 8.375% Senior Notes, in whole or in part, at our option, and at any time at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus any applicable premium plus accrued interest. The indenture contains affirmative and negative covenants including limits on incurring indebtedness. In June 2004, we received consent of a majority of the principal amount of the holders to waive all alleged and potential defaults of these covenants. Each holder of the 8.375% Senior Notes shall have the right to require us to purchase all outstanding notes held by such holder on January 2, 2009 for a purchase price equal to 100% of the principal amount of such notes, plus accrued interest. See 2004 Consent Solicitation section and Subsequent Event—Recapitalization Transactions section of this disclosure below.

7.375% Senior Notes—

On September 28, 2001, we issued $200 million in 7.375% Senior Notes due 2006 (the “7.375% Senior Notes”). Due to discounts and financing costs, the effective interest rate on the 7.375% Senior Notes is 7.7%. Interest is payable on April 1 and October 1. The 7.375% Senior Notes are unsecured and unsubordinated. We used the net proceeds from the issuance of the 7.375% Senior Notes to pay down indebtedness outstanding under our then-existing credit facilities. The 7.375% Senior Notes mature on October 1, 2006. We may redeem the 7.375% Senior Notes, in whole or in part, at our option, and at any time at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus any applicable premium plus accrued interest. The indenture contains affirmative and negative covenants including limits on incurring indebtedness. In June 2004, we received consent of a majority of the principal amount of the holders to waive all alleged and potential defaults of these covenants. See 2004 Consent Solicitation section and Subsequent Event—Recapitalization Transactions section of this disclosure below.

7.625% Senior Notes—

On May 17, 2002, we issued $1 billion in 7.625% Senior Notes due 2012 at 99.3% of par value (the “7.625% Senior Notes”). Due to discounts and financing costs, the effective interest rate on the 7.625% Senior Notes is 8.0%. Interest is payable on June 1 and December 1. The 7.625% Senior Notes are unsecured and unsubordinated. We used the net proceeds from the issuance of the 7.625% Senior Notes to pay down indebtedness outstanding under our credit facilities and for other corporate purposes. The 7.625% Senior Notes mature on June 1, 2012. We may redeem the 7.625% Senior Notes, in whole or in part, at our option, and at any time at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus any applicable premium plus accrued interest. The indenture contains affirmative and negative covenants including limits on incurring indebtedness. In June 2004, we received consent of a majority of the principal amount of the holders to waive all alleged and potential defaults of these covenants. Each holder of the 7.625% Senior Notes shall have the right to require us to purchase all outstanding notes held by such holder on January 2, 2009 for a purchase price equal to 100% of the principal amount of such notes, plus accrued interest. See 2004 Consent Solicitation section and Subsequent Event—Recapitalization Transactions section of this disclosure below.

6.500% Convertible Subordinated Debentures—

Effective October 29, 1997, the Company acquired the obligor of $30 million par value 6.500% Convertible Subordinated Debentures due 2011 (the “6.500% Convertible Subordinated Debentures”) as part of the Horizon/ CMS Healthcare Corporation acquisition. Due to financing costs, the effective interest rate on the 6.500%

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Convertible Subordinated Debentures is 6.7%. Interest is payable on June 15 and December 15. The 6.500% Convertible Subordinated Debentures are convertible into common stock of HealthSouth at the option of the holder at a conversion price of $82.19 per share. The conversion price is subject to adjustment upon the occurrence of (1) a subdivision, combination, or reclassification of outstanding shares of common stock, (2) the payment of a stock dividend or stock distribution on any shares of HealthSouth’s stock, (3) the issuance of rights or warrants to all holders of common stock entitling them to purchase shares of common stock at less than the current market price, or (4) the payment of certain other distributions with respect to HealthSouth’s common stock. We may redeem the 6.500% Convertible Subordinated Debentures, in whole or in part, at our option, and at any time at a redemption price equal to 100% of their principal amount to be redeemed plus any applicable interest. See 2004 Consent Solicitation section of this disclosure below.

8.750% Convertible Senior Subordinated Notes—

Effective October 29, 1997, the Company acquired the obligor of $25 million par value 8.750% Convertible Senior Subordinated Notes due 2015 (the “8.750% Convertible Subordinated Debentures”) as part of the Horizon/CMS Healthcare Corporation acquisition. Due to financing costs, the effective interest rate on the 8.750% Convertible Subordinated Debentures is 9.1%. Interest is payable on April 1 and October 1. The 8.750% Convertible Subordinated Debentures provide for an annual sinking fund payment equal to 5% of the aggregate principal amount originally issued. The sinking fund is paid annually, commencing April 1, 2000. The 8.750% Convertible Debentures are convertible into common stock of HealthSouth at the option of the holder at a conversion price of $64.03 per share. The conversion price is subject to adjustment upon the occurrence of (1) a subdivision, combination, or reclassification of outstanding shares of common stock, (2) the payment of a stock dividend or stock distribution on any shares of HealthSouth’s stock, (3) the issuance of rights or warrants to holders of common stock entitling them to purchase shares of common stock at less than the current market price, or (4) the payment of certain other distributions with respect to HealthSouth’s common stock. We may redeem the 8.750% Convertible Subordinated Debentures, in whole or in part, at our option, and at any time at a redemption price equal to 100% of their principal amount to be redeemed plus any applicable interest. See 2004 Consent Solicitation section of this disclosure below.

10.375% Senior Subordinated Credit Agreement—

On January 16, 2004, we issued $355 million in a senior subordinated term loan arranged by Credit Suisse First Boston (the “10.375% Senior Subordinated Credit Agreement”). This loan has an interest rate of 10.375% per annum, payable quarterly, with a seven-year maturity and is callable after the third year with a premium. If this bond is called after January 16, 2007 and on or prior to January 16, 2008 the prepayment premium is 110.375%. If called after January 16, 2008 and on or prior to January 16, 2009 the prepayment premium is 105.1875% If called after January 16, 2009 and on or before January 16, 2010 the prepayment premium is 102.59375%. If called after January 16, 2010 and before the maturity date there is no prepayment premium. Due to discounts and financing costs, the effective interest rate is 12.8%. We used the net proceeds from the issuance of the 10.375% Senior Subordinated Credit Agreement to redeem our then-outstanding 3.25% Convertible Subordinated Debentures due 2003. This agreement contains affirmative and negative covenants including limitations on additional indebtedness by HealthSouth and limitations on asset sales. We also issued warrants to the lender to purchase ten million shares of our common stock. Each warrant has a term of ten years from the date of issuance and an exercise price of $6.50 per share.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2004 Consent Solicitation—

On March 16, 2004, we announced that we were soliciting consents seeking approval of proposed amendments to, and waivers under, the indentures governing our 6.875% Senior Notes due 2005, 7.375% Senior Notes due 2006, 7.000% Senior Notes due 2008, 8.500% Senior Notes due 2008, 8.375% Senior Notes due 2011, 7.625% Senior Notes due 2012, and our 10.750% Senior Subordinated Notes due 2008 (collectively, the “Senior Notes”) on, among other things, issues relating to our inability to provide current financial statements, our ability to incur indebtedness under certain circumstances and to obtain waivers of all alleged and potential defaults under the respective indentures. The expiration periods for these solicitations were extended from time to time.

On May 7, 2004, we announced that we were amending the solicitation of consents from holders of our 10.750% Senior Subordinated Notes due 2008 to further conform the definition of “Refinancing Indebtedness” in the indenture governing our Senior Subordinated Notes to the definition in the indentures governing our Senior Notes.

On June 24, 2004, we announced that we had closed all of our consent solicitations for our outstanding public debt. The total consent fees paid for all of our debt issues, including the previously completed consent solicitations for our 10.750% Senior Subordinated Notes and our 8.500% Senior Notes due 2008, was approximately $80 million, which we are amortizing to interest expense over the remaining term of the debt.

Subsequent Event—Recapitalization Transactions—

On March 10, 2006, we completed the last of a series of recapitalization transactions (the “Recapitalization Transactions”) enabling us to prepay substantially all of our prior indebtedness and replace it with approximately $3 billion of new long-term debt. The Recapitalization Transactions included (1) entering into credit facilities that provide for credit of up to $2.55 billion of senior secured financing, (2) entering into an interim loan agreement that provides us with $1.0 billion of senior unsecured financing, (3) completing a $400 million offering of convertible perpetual preferred stock, (4) completing cash tender offers to purchase all $2.03 billion of our previously outstanding senior notes and $319 million of our previously outstanding senior subordinated notes and consent solicitations with respect to proposed amendments to the indentures governing each outstanding series of notes, and (5) prepaying and terminating our 10.375% Senior Subordinated Credit Agreement, our Amended and Restated Credit Agreement, and our Term Loan Agreement. In order to complete the Recapitalization Transactions, we also entered into consents, amendments, and waivers to our Amended and Restated Credit Agreement, $200 million Term Loan Agreement, and $355 million 10.375% Senior Subordinated Credit Agreement.

We used a portion of the proceeds of the loans under the new senior secured credit facilities, the proceeds of the interim loans, and the proceeds of the $400 million offering of convertible perpetual preferred stock, along with cash on hand, to prepay substantially all of our prior indebtedness and to pay fees and expenses related to such prepayment and the Recapitalization Transactions. The remainder of the proceeds and availability under the senior secured credit facilities are expected to be used for general corporate purposes. In addition, the letters of credit issued under the revolving letter of credit subfacility and the synthetic letter of credit facility will be used in the ordinary course of business to secure workers’ compensation and other insurance coverages and for general corporate purposes.

As a result of the Recapitalization Transactions, we expect to record an approximate $350 million to $375 million net loss on early extinguishment of debt in the first quarter of 2006. Below are more detailed descriptions of each of the transactions described above.

Offers to Purchase and Consent Solicitations—

On February 2, 2006, we announced that we were offering to purchase, and soliciting consents seeking approval of proposed amendments to the indentures governing, our 7.375% Senior Notes due 2006, 7.000%

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Senior Notes due 2008, 8.500% Senior Notes due 2008, 8.375% Senior Notes due 2011, 7.625% Senior Notes due 2012 and our 10.750% Senior Subordinated Notes due 2008 (collectively, the “Notes”). On February 15, 2006, we announced that a majority in principal amount of the holders of our Notes had delivered consents under the indentures governing these Notes, thereby approving proposed amendments to the indentures.

Consents, Amendments, and Waivers—

On February 15, 2006, we entered into a consent and waiver (the “Consent”) to our 10.375% Senior Subordinated Credit Agreement. Pursuant to the terms of the Consent, the lenders consented to the prepayment of all outstanding loans in full (together with all accrued and unpaid interest) on or prior to March 20, 2006 and waived certain provisions of the 10.375% Senior Subordinated Credit Agreement to the extent such provisions prohibited such prepayment. In connection with the Consent, we paid to each lender a prepayment premium equal to 15.0% of the principal amount of such lender’s loans.

Also on February 15, 2006, we entered into an amendment and waiver (the “Amendment”) to our Term Loan Agreement. Pursuant to the terms of the Amendment, the lenders amended certain provisions of the Term Loan Agreement to the extent such provisions prohibited a prepayment of the loans thereunder prior to June 15, 2006. In connection with the Amendment, we paid a consent fee equal to 1.0% of the principal amount of such lender’s loans. We also paid a prepayment fee equal to 2.0% of the aggregate principal amount of the prepayment.

On February 22, 2006, we entered into an amendment and waiver (the “Waiver”) to our Amended and Restated Credit Agreement. Pursuant to the terms of the Waiver, the lenders waived, in the event the recapitalization did not occur substantially simultaneously with the issuance of the convertible preferred stock, certain provisions of the Amended and Restated Credit Agreement to the extent required to permit us to apply 100% of the net proceeds of the issuance of the convertible perpetual preferred stock to the prepayment or repayment of other existing indebtedness. In connection with the Waiver, we paid to each lender executing the Waiver a waiver fee equal to 0.05% of the principal amount of such lender’s loans.

Senior Credit Facility—

On March 10, 2006, we entered into a credit agreement (the “Credit Agreement”) with a consortium of financial institutions (collectively, the “Lenders”), JPMorgan, as administrative agent and the collateral agent, Citicorp North America, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as co-syndication agents; and Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., and Wachovia, as co-documentation agents.

The Credit Agreement provides for credit of up to $2.55 billion of senior secured financing. The $2.55 billion available under the Credit Agreement includes (1) a six-year $400 million revolving credit facility (the “Revolving Loans”), with a revolving letter of credit subfacility and swingline loan subfacility, (2) a six-year $100 million synthetic letter of credit facility, and (3) a seven-year $2.05 billion term loan facility (the “Term Loan Facility”). The Term Loan Facility amortizes in quarterly installments, commencing with the quarter ending on September 30, 2006, equal to 0.25% of the original principal amount thereof, with the balance payable upon the final maturity. Loans under the Credit Agreement bear interest at a rate of, at our option, (1) Adjusted LIBOR or (2) the higher of (a) the federal funds rate plus 0.5% and (b) JPMorgan’s prime rate, in each case, plus an applicable margin that varies depending upon our leverage ratio and corporate credit rating.

As described above, a portion of the proceeds of the loans under the Credit Agreement were used to refinance a portion of our prior indebtedness and to pay fees and expenses related to such refinancing. The

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

remainder of the proceeds will be used for general corporate purposes. The letters of credit issued under the revolving letter of credit subfacility and the synthetic letter of credit facility will be used in the ordinary course of business to secure workers’ compensation and other insurance coverages and for general corporate purposes.

Pursuant to a Collateral and Guarantee Agreement (the “Collateral and Guarantee Agreement”), dated as of March 10, 2006, between us, our subsidiaries defined therein (collectively, the “Subsidiary Guarantors”) and JPMorgan, our obligations under the Credit Agreement are (1) secured by substantially all of our assets and the assets of the Subsidiary Guarantors and (2) guaranteed by the Subsidiary Guarantors. In addition to the Collateral and Guarantee Agreement, we and the Subsidiary Guarantors agreed to enter into mortgages with respect to certain of our material real property (excluding real property owned by the surgery centers segment or otherwise subject to preexisting liens and/or mortgages) in connection with the Credit Agreement. Our obligations under the Credit Agreement will be secured by the real property subject to such mortgages.

The Credit Agreement contains affirmative and negative covenants and default and acceleration provisions, including a minimum interest coverage ratio and a maximum leverage ratio that changes over time.

Interim Loan Agreement—

On March 10, 2006, we and the Subsidiary Guarantors also entered into the Interim Loan Agreement (the “Interim Loan Agreement”) with a consortium of financial institutions (collectively, the “ Interim Lenders”), Merrill Lynch Capital Corporation, as administrative agent (“Merrill”), Citicorp North America, Inc. and JPMorgan, as co-syndication agents; and Deutsche Bank AG Cayman Islands Branch, Goldman Sachs Credit Partners L.P. and Wachovia, as co-documentation agents. The Interim Loan Agreement provides us with $1 billion of senior unsecured interim financing. The loans under the Interim Loan Agreement will mature on March 10, 2007 (the “Initial Maturity Date”). Any Interim Lender who has not been repaid in full on or prior to the Initial Maturity Date will have the option to receive exchange notes (the “Exchange Notes”) issued under a certain indenture (the “Exchange Note Indenture”) in exchange for the outstanding loan. If any such Lender does not exchange its loans for Exchange Notes on the Initial Maturity Date, the maturity date of the loans will automatically extend to March 10, 2014, prior to which such Lender may exchange its loans for Exchange Notes at any time. The proceeds of the loans under the Interim Loan Agreement were used to refinance a portion of our prior indebtedness and to pay fees and expenses related to such refinancing. Our obligations under the Interim Loan Agreement are guaranteed by the Subsidiary Guarantors.

Prior to the Initial Maturity Date, subject to certain agreed upon minimum and maximum rates, the loans will bear interest at a rate per annum equal to: (1) Adjusted LIBOR plus 4.5% for the period following the closing date on March 10, 2006 and ending prior to September 10, 2006 and (2) Adjusted LIBOR plus 5.5% as of September 10, 2006 and an additional 0.50% at the end of each three-month period commencing on September 10, 2006 until but excluding the Initial Maturity Date. After the Initial Maturity Date, subject to certain agreed upon minimum and maximum rates, the loans that have not been repaid or exchanged for Exchange Notes will bear interest at the rate borne by the loans on the day immediately preceding the Initial Maturity Date plus 0.5% during the three-month period commencing on the Initial Maturity Date and an additional 0.5% at the beginning of each subsequent three-month period.

The proceeds of the Interim Loan Agreement were used to prepay a portion of our prior indebtedness and to pay associated transaction costs in connection with the recapitalization transactions.

The Interim Loan Agreement contains affirmative and negative covenants and default and acceleration provisions that are substantially similar to the Credit Agreement. However, following the Initial Maturity Date, most of the affirmative covenants will cease to apply to us and the Subsidiary Guarantors and the negative covenants and the default and acceleration provisions will be replaced by those contained in the Exchange Note Indenture.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Convertible Perpetual Preferred Stock Offering—

On March 7, 2006, we completed the sale of our 6.50% Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock has an initial liquidation preference of $1,000 per share of Series A Preferred Stock, which is subject to accretion. Holders of Series A Preferred Stock are entitled to receive, when and if declared by our Board of Directors, cash dividends at the rate of 6.50% per annum on the accreted liquidation preference per share, payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year, commencing on July 15, 2006. If we are prohibited by the terms of our credit facilities, debt indentures or other debt instruments from paying cash dividends on the Series A Preferred Stock, we may pay dividends in shares of our common stock, or a combination of cash and shares of our common stock, if the shares of our common stock delivered as payment are freely transferable by the recipient thereof (other than by reason of the fact that the recipient is our affiliate) or if a shelf registration statement relating to that common stock is effective to permit the resale thereof. Shares of our common stock delivered as dividends will be valued at 95% of their market value. Unpaid dividends will accrete at an annual rate of 8.0% per year for the relevant dividend period and will be reflected as an accretion to the liquidation preference of the Series A Preferred Stock. The Series A Preferred Stock is convertible, at the option of the holder, at any time into shares of our common stock at an initial conversion price of $6.10 per share, which is equal to an approximate conversion rate of approximately 163.9344 shares of common stock per share of Series A Preferred Stock, subject to specified adjustments. On or after July 20, 2011, we may cause the shares of Series A Preferred Stock to be automatically converted into shares of our common stock at the conversion rate then in effect if the closing sale price of our common stock for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date we give the notice of forced conversion exceeds 150% of the conversion price of the Series A Preferred Stock. If we are subject to a fundamental change, as defined in the Certificate of Designation of the Series A Preferred Stock, each holder of shares of Series A Preferred Stock has the right, subject to certain limitations, to require us to purchase any or all of its shares of Series A Preferred Stock at a purchase price equal to 100% of the accreted liquidation preference, plus any accrued and unpaid dividends to the date of purchase. In addition, if holders of the Series A Preferred Stock elect to convert shares of Series A Preferred Stock in connection with certain fundamental changes, we will in certain circumstances increase the conversion rate for such shares of Series A Preferred Stock.

Each holder of Series A Preferred Stock has one vote for each share of Series A Preferred Stock held by the holder on all matters voted upon by the holders of our common stock, as well as voting rights specifically provided for in our restated certificate of incorporation or as otherwise from time to time required by law. In addition, if we fail to repurchase shares of Series A Preferred Stock following a fundamental change, then the holders of Series A Preferred Stock (voting separately as a class with all other series of preferred stock upon which like voting rights have been conferred and are exercisable) will be entitled to call a special meeting of our board of directors and, at the special meeting, vote for the election of two additional directors to our board of directors. The term of office of all directors so elected will terminate immediately upon our repurchase of those shares of Series A Preferred Stock.

The Series A Preferred Stock will be, with respect to dividend rights and rights upon liquidation, winding-up or dissolution: (1) senior to all classes of our common stock and each other class of capital stock or series of preferred stock established after the original issue date of the Series A Preferred Stock (which we will refer to as the “Issue Date”), the terms of which do not expressly provide that such class or series ranks senior to or on a parity with the Series A Preferred Stock as to dividend rights or rights upon our liquidation, winding-up or dissolution; (2) on a parity with any class of capital stock or series of preferred stock established after the Issue Date, the terms of which expressly provide that such class or series will rank on a parity with the Series A Preferred Stock as to dividend rights or rights upon our liquidation, winding-up or dissolution; (3) junior to each class of capital stock or series of preferred stock established after the Issue Date, the terms of which expressly

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

provide that such class or series will rank senior to the Series A Preferred Stock as to dividend rights or rights upon our liquidation, winding-up or dissolution; and (4) junior to all our existing and future debt obligations and other liabilities, including claims of trade creditors.

We are required to use our reasonable best efforts to file on or prior to the day that is 30 days after we are required under the Securities Exchange Act of 1934, as amended, to file our Report on Form 10-K with the SEC for the fiscal year ending December 31, 2006 (giving effect to any extensions under the Exchange Act) and have declared effective no later than 180 days after such date a shelf registration statement registering the Series A Preferred Stock and the common stock issuable upon the conversion of the Series A Preferred Stock, and to use our reasonable best efforts to cause such registration statement to remain effective until the earliest of two years following the date of issuance of the Series A Preferred Stock, the sale of all Series A Preferred Stock and common stock issuable upon the conversion of the Series A Preferred Stock under such registration statement and the date on which all Series A Preferred Stock and common stock issuable upon the conversion of the Series A Preferred Stock cease to be outstanding or have been resold pursuant to Rule 144 under the Securities Act. If we fail to comply with any of the foregoing requirements, then, in each case, we will pay additional dividends to all holders of Series A Preferred Stock equal to the applicable dividend rate or accretion rate for the relevant period plus (1) 0.25% per annum for the first 90 days after such registration default and (2) thereafter, 0.50% per annum.

The net proceeds of $388 million (after deducting the placement agents’ fees and before deducting our estimated offering expenses) were applied to prepay a portion of our prior indebtedness and to pay associated transaction costs in connection with the recapitalization transactions.

Hospital Revenue Bond—

We have one Hospital Revenue Bond that was issued in 1993 for $20 million maturing in December 2014. The purpose of the bond was to help finance the construction and improvements to the Vanderbilt Stallworth Rehabilitation Hospital. The bond has a variable interest rate (effective interest rate at December 31, 2005 was 4.3%) with required semiannual redemptions of $0.5 million. The outstanding balance for the Hospital Revenue Bond at December 31, 2005 and 2004 was $0.5 million and $1.5 million, respectively.

We may redeem the Hospital Revenue Bond, in whole or in part, at our option, and at any time at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus any applicable interest, provided that any such redemption in part shall be in a minimum principal amount of $0.1 million.

Notes Payable to Banks and Others—

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

Noncompete Agreements—

Noncompete agreements range in length from 24 to 144 months. The noncompete agreements have no stated interest rate and are recorded at a discounted rate. The discount rate applied is based on our revolving credit facility interest rate and ranges from 2.1% to 7.1%.

Capital Lease Obligations—

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

9.	Asset Retirement Obligation:

The following is an analysis of our asset retirement obligation for the years ended December 31, 2005, 2004, and 2003 (in thousands):

Amount
Asset retirement obligation as of January 1, 2003	$4,234
Liability accrued upon capital expenditures	110
Liability settled	(430)
Accretion of discount	165

Asset retirement obligation as of December 31, 2003	4,079
Liability accrued upon capital expenditures	136
Liability settled	(289)
Accretion of discount	160

Asset retirement obligation as of December 31, 2004	4,086
Liability accrued upon capital expenditures	—
Liability settled	(137)
Accretion of discount	160

Asset retirement obligation as of December 31, 2005	$4,109

10.	Restructuring Charges:

In our continuing efforts to streamline operations, we closed numerous under-performing facilities or consolidated similar facilities within the same market in 2005, 2004, and 2003. As a result of these facility closures and consolidations, we recorded certain restructuring charges for one-time termination benefits and contract termination costs under the guidance in FASB Statement No. 146. One-time termination benefits relate to severance costs provided to employees who were involuntarily terminated as a result of the facility closings. Contract termination costs primarily relate to costs to terminate operating leases or other contracts before the end of their term due to the closure of these facilities or costs that will continue to be incurred under these contracts for their remaining term without economic benefit to the entity.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following chart presents the detail of our restructuring expenses and liabilities by segment (in thousands):

	Inpatient	Surgery Centers	Outpatient	Diagnostic	Corporate and Other	Total
One-Time Termination Benefits:
Liability as of January 1, 2003	$—	$—	$—	$—	$—	$—
Costs incurred and charged to expense	—	95	601	64	—	760
Costs paid or otherwise settled	—	(95)	(601)	(64)	—	(760)

Liability as of December 31, 2003	$—	$—	$—	$—	$—	$—
Costs incurred and charged to expense	—	66	847	1	—	914
Costs paid or otherwise settled	—	(66)	(847)	(1)	—	(914)

Liability as of December 31, 2004	$—	$—	$—	$—	$—	$—
Costs incurred and charged to expense	—	285	1,442	42	—	1,769
Costs paid or otherwise settled	—	(146)	(1,442)	(42)	—	(1,630)

Liability as of December 31, 2005	$—	$139	$—	$—	$—	$139

Contract Termination Costs:
Liability as of January 1, 2003	$—	$134	$983	$132	$—	$1,249
Costs incurred and charged to expense	—	175	1,383	253	—	1,811
Costs paid or otherwise settled	—	(134)	(875)	(262)	—	(1,271)

Liability as of December 31, 2003	$—	$175	$1,491	$123	$—	$1,789
Costs incurred and charged to expense	59	242	2,747	11	—	3,059
Costs paid or otherwise settled	(14)	(313)	(1,989)	(62)	—	(2,378)

Liability as of December 31, 2004	$45	$104	$2,249	$72	$—	$2,470
Costs incurred and charged to expense	—	427	5,945	49	—	6,421
Costs paid or otherwise settled	(45)	(284)	(6,614)	(82)	—	(7,025)

Liability as of December 31, 2005	$—	$247	$1,580	$39	$—	$1,866

Total Restructuring Costs:
Liability as of January 1, 2003	$—	$134	$983	$132	$—	$1,249
Costs incurred and charged to expense	—	270	1,984	317	—	2,571
Costs paid or otherwise settled	—	(229)	(1,476)	(326)	—	(2,031)

Liability as of December 31, 2003	$—	$175	$1,491	$123	$—	$1,789
Costs incurred and charged to expense	59	308	3,594	12	—	3,973
Costs paid or otherwise settled	(14)	(379)	(2,836)	(63)	—	(3,292)

Liability as of December 31, 2004	$45	$104	$2,249	$72	$—	$2,470
Costs incurred and charged to expense	—	712	7,387	91	—	8,190
Costs paid or otherwise settled	(45)	(430)	(8,056)	(124)	—	(8,655)

Liability as of December 31, 2005	$—	$386	$1,580	$39	$—	$2,005

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Amounts included in the above chart represent the total amounts expected to be incurred in connection with these restructuring activities. For most of these facility closures or consolidations, the restructuring activities have been completed by December 31, 2005, but we have payments remaining under severance or lease agreements as of that date. Scheduled payments under these arrangements are as follows:

Amount
2006	$1,197
2007	474
2008	137
2009	111
2010	72
2011	14

Total	$2,005

Expenses related to one-time termination benefits are included in Salaries and benefits in our consolidated statements of operations. Expenses related to contract termination costs are included in Other operating expenses in our consolidated statements of operations.

11.	Shareholders’ Deficit:

Common Stock Warrants—

In connection with the repayment of our 3.25% Convertible Debentures on January 16, 2004, we also issued warrants to the lender to purchase ten million shares of our common stock. Each warrant has a term of ten years from the date of issuance and an exercise price of $6.50 per share. See also Note 8, Long-term Debt.

Employee Stock Purchase Plan—

Effective January 1, 1994, we adopted an Employee Stock Purchase Plan. This plan was suspended indefinitely as of March 19, 2003. This plan, which was open to regular full-time or part-time employees who had been employed for six months and were at least 21 years old, allowed participating employees to contribute $10 to $200 per pay period toward the purchase of HealthSouth common stock in open-market transactions. In addition, after six months of participation in this plan, we provided a 20% matching contribution to be applied to purchases under the plan. We also paid all fees and brokerage commissions associated with the purchase of stock under the plan. We have not determined whether we will continue the plan.

1999 Executive Equity Loan Plan—

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Subsequently, on December 22, 2003, as a result of a case filed in the Court of Chancery of the State of Delaware, In re HealthSouth Corp. Shareholders Litigation, a court ordered judgment stipulated that Mr. Scrushy repaid his loan with over-valued stock, which was improper and, as a result, the Scrushy Loan will be treated as reinstated as of July 31, 2002 and repayable with interest as of April 30, 2003.

The judgment ordered Mr. Scrushy to pay on January 2, 2004 by transfer of cash or cash equivalents the sum of (1) $25.9 million (the “Judgment Amount”), (2) $0.7 million (the “Pre-Judgment Interest”), and (3) post-judgment interest of $2.4 million on the Judgment Amount. Upon receipt of those amounts, HealthSouth was ordered to return to Mr. Scrushy the 2,506,770 shares of HealthSouth common stock that he originally tendered to the Company.

After appeals, Mr. Scrushy satisfied the full obligation of $29.0 million by paying $12.5 million cash in July 2005 and through his tender of common stock valued at $11.9 million to us in 2002, as discussed above. The remaining $4.6 million represents legal fees paid by HealthSouth to Mr. Scrushy’s counsel on his behalf.

As of December 31, 2004, we recognized the net amount due under the Scrushy Loan of approximately $13.7 million as a component of shareholders’ deficit. We recognized interest income of $3.0 million in 2004 related to this loan. Amounts due under the Executive Loan Program consisted of the following (in thousands):

	As of December 31,
	2005	2004
Richard M. Scrushy	$—	$13,737
David Fuller	119	119
Larry D. Taylor	116	116
Daniel J. Riviere	—	—

Total Notes receivable from shareholders, officers, and management employees	$235	$13,972

Amounts due from Daniel J. Riviere approximate $2.5 million as of December 31, 2005, which we have fully reserved (see Note 24, Contingencies and Other Commitments). We deem all other amounts collectible.

12.	Comprehensive Loss:

Accumulated other comprehensive (loss) income, net of income tax effect, consists of the following (in thousands):

	As of December 31,
	2005	2004
Foreign currency translation adjustment	$(940)	$308
Unrealized gain on available-for-sale securities	3	—

Total	$(937)	$308

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A summary of the components of other comprehensive loss is as follows (in thousands):

	For the year ended December 31,
	2005	2004	2003
Net change in foreign currency translation adjustment	$(1,248)	$1,251	$(31)
Net change in unrealized loss on available-for-sale securities:
Unrealized net holding loss arising during the year	3	—	—
Reclassification adjustment for gains included in net loss	—	—	(330)

Net other comprehensive loss adjustments, before income tax benefit	(1,245)	1,251	(361)
Income tax benefit	—	—	121

Net other comprehensive loss adjustment	$(1,245)	$1,251	$(240)

13.	Fair Value of Financial Instruments:

The following table presents the carrying amounts and estimated fair values of our financial instruments that are classified as long-term in our consolidated balance sheets (in thousands). The carrying value equals fair value for our financial instruments that are classified as current in our consolidated balance sheets. The Hospital Revenue Bond and noncompete agreements approximate fair value because of the short-term maturity of these instruments. The carrying amounts of our 6.5% Convertible Subordinated Debentures, 8.75% Convertible Subordinated Notes, revolving credit facility, and notes payable to banks and others also approximate fair value due to various characteristics of these issues including short-term maturities, call features, and rates that are reflective of current market rates. For the remainder of our long-term debt, we determined the fair market value by using quoted market prices, when available, or discounted cash flows to calculate these fair values.

	As of December 31, 2005		As of December 31, 2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes receivable from shareholders, officers, and management employees	$235	$235	$13,972	$13,972
Long-term debt:
Advances under $1.25 billion revolving credit facility	$—	$—	$315,000	$315,000
Advances under $250 million revolving credit facility	—	—	—	—
Senior Term Loans due 2007	313,425	314,248	—	—
Term Loans due 2010	200,000	199,833	—	—
10.375% Senior Subordinated Credit Agreement due 2011	332,356	349,529	329,189	361,696
6.875% Senior Notes due 2005	—	—	244,805	246,029
7.000% Senior Notes due 2008	249,162	249,785	248,383	250,867
10.750% Senior Subordinated Notes due 2008	318,312	316,720	318,034	333,140
8.500% Senior Notes due 2008	343,000	345,573	343,000	353,290
8.375% Senior Notes due 2011	347,365	349,537	347,272	355,086
7.375% Senior Notes due 2006	180,300	181,202	180,300	183,455
7.625% Senior Notes due 2012	904,839	905,970	903,744	899,226
6.500% Convertible Subordinated Debentures due 2011	6,311	6,311	6,311	6,311
8.750% Convertible Subordinated Notes due 2015	10,136	10,136	11,573	11,573
Notes payable to banks and others	6,881	6,881	12,793	12,793
Hospital revenue bond	500	500	1,500	1,500
Noncompete agreements	154	154	1,891	1,891
Financial commitments:
Letters of credit	$—	$123,750	$—	$105,634

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

14.	Stock-Based Compensation:

Employee Stock-Based Compensation Plans—

As of December 31, 2005, the Company had outstanding options from the 1993, 1995, 1997, 1999, and 2002 Stock Option Plans, the Key Executive Incentive Program, and several other stock option plans assumed from various acquisitions that occurred in prior years, (collectively, the “Option Plans”). As of December 31, 2005, the Company had no outstanding options from the 2005 Equity Incentive Plan. The Option Plans were designed to provide a performance incentive by issuing options to purchase shares of HealthSouth common stock to certain members of our board of directors, officers, and employees. The Option Plans provided for the granting of both incentive stock options and nonqualified stock options. The terms and conditions of the options, including exercise prices and the periods in which options are exercisable, generally were at the discretion of the Compensation and Stock Option Committee of the Board of Directors; however, no options were exercisable beyond approximately ten years from the date of grant and granted options generally vested in periods of up to five years depending on the type of award granted. As of December 31, 2005, the number of authorized shares available to grant under each of the above plans is as follows (in thousands):

Authorized Shares
Plan
1993	—
1995	—
1997	2,962
1999	—
2002	5,047
2005	22,000
Key Executive	—

Total authorized shares	30,009

Restricted Stock—

We can issue restricted common stock under the 1998 Restricted Stock Plan (the “Restricted Stock Plan”) to executives and key employees of HealthSouth. The terms of the Restricted Stock Plan call for up to 3,000,000 shares of common stock to be granted beginning in 1998 through 2008. Total grants under the Restricted Stock Plan through December 31, 2005 totaled 1,735,000 shares. There were no grants made in 2003, and we granted 510,000 shares and 375,000 shares in 2005 and 2004, respectively. The fair value of the shares granted in 2005 ranged from $5.37 to $5.71 per share and the shares cliff-vest after three years. The fair value of the shares granted in 2004 ranged from $3.95 to $6.00 per share and the shares cliff-vest after three years. Two of the employees who received awards in 2004 also left HealthSouth in 2004 and, accordingly, forfeited their 60,000 awards. In addition, 675,000 other awards were forfeited prior to vesting. As of December 31, 2005, 2,000,000 shares had not been awarded and were available for future grants. Deferred compensation related to unvested shares was $2.8 million and $1.3 million at December 31, 2005, and 2004, respectively.

Awards made under the 1998 plan are subject to a three year cliff vesting schedule. As of December 31, 2005, 175,000 shares had fully vested.

During 2005, we issued restricted common stock to our key executives under the Key Executive Incentive Program (the “Key Executive Program”). Total issued grants consisted of 577,735 shares of restricted stock. The fair value of the restricted shares was $3.87 and the shares are subject to a three year weighted-graded vesting

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

period with 25% of the shares vesting on January 1, 2007, 25% of the shares vesting on January 1, 2008, and 50% of the shares vesting on January 1, 2009. Deferred compensation related to the unvested shares was $2.1 million at December 31, 2005.

We recognized compensation expense (benefit) under the Restricted Stock Plan, which is included in Salaries and benefits in the accompanying consolidated statements of operations, as follows (in thousands):

	For the year ended December 31,
	2005	2004	2003
Compensation expense (benefit):
Restricted Stock Plan	$1,247	$398	$(2,932)
Key Executive Incentive Program	135	—	—

	$1,382	$398	$(2,932)

Stock Options—

Pro forma information regarding net loss and loss per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of FASB Statement No. 123. The fair values of the options granted during the years ended December 31, 2005, 2004, and 2003 have been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the year ended December 31,
	2005	2004	2003
Expected volatility	50.2%	70.2%	70.0%
Risk-free interest rate	4.3%	3.0%	2.9%
Expected life (years)	4.7	4.5	5.3
Dividend yield	0.0%	0.0%	0.0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Under the Black-Scholes option valuation model, the weighted average fair value per share of employee stock options granted during the years ended December 31, 2005, 2004, and 2003 were $2.47, $2.58, and $2.09, respectively.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A summary of our stock option activity and related information is as follows (share information in thousands):

		Exercise Price per Share
	Shares	Range	Weighted Average
Balance, December 31, 2002	32,736	$3.38 – 28.06	$11.99
Granted	4,096	3.20 – 4.63	3.48
Exercised	(360)	3.38 – 3.78	3.66
Canceled	(19,135)	3.20 – 28.06	10.84

Balance, December 31, 2003	17,337	3.20 – 28.06	11.42
Granted	7,778	3.95 – 6.00	4.52
Exercised	(31)	4.28 – 4.88	4.86
Canceled	(8,137)	3.20 – 28.00	10.34

Balance, December 31, 2004	16,947	3.20 – 28.06	8.78
Granted	6,604	3.87 – 5.93	5.29
Exercised	(50)	4.63 – 5.25	4.94
Canceled	(7,518)	3.20 – 28.06	10.17

Balance, December 31, 2005	15,983	3.20 – 28.06	6.70

For various price ranges, weighted average characteristics of outstanding employee stock options at December 31, 2005 are as follows (in thousands, except per share amounts and years):

		Outstanding Options		Exercisable Options
Range of exercise prices	Shares	Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$3.20 – 4.28	1,578	7.8	$3.80	732	$3.86
4.40 – 4.40	3,783	8.2	4.40	1,318	4.40
4.63 – 5.25	1,763	6.8	5.07	1,057	4.98
5.37 – 5.37	5,291	9.2	5.37	—	—
5.43 – 28.06	3,568	3.9	13.20	3,200	13.83

All	15,983	7.4	6.70	6,307	9.22

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Non-Employee Stock-Based Compensation Plans—

In 1993, we adopted the 1993 Consultants Stock Option Plan to provide incentives to non-employee consultants who provide significant services to us. On February 1, 2002, we amended and restated this plan to increase the total number of shares covered by the plan to 4,500,000. The plan expired on February 25, 2003. All options outstanding at that date remain valid and must be held and exercised in accordance with the terms of the plan. All of these options must be exercised within ten years after they were granted, although they may be exercised at any time during this ten-year period. All of these options terminate automatically within three months after termination of association with us, unless such termination is by reason of death. In addition, the options may not be transferred, except pursuant to the terms of a valid will or applicable laws of descent and distribution. As of December 31, 2005, there were 407,000 options outstanding. We recognized compensation expense under the 1993 Consultants Stock Option Plan, which is included in Salaries and benefits in the accompanying consolidated statements of operations as follows (in thousands):

	For the year ended December 31,
	2005	2004	2003
Compensation benefit	$—	$(460)	$—

In 2004, the Special Committee of our board of directors (“Special Committee”) adopted the 2004 Director Incentive Plan to provide incentives to our non-employee members of the Special Committee. Up to 2,000,000 shares may be granted pursuant to the 2004 Director Incentive Plan. All awards are subject to a three year graded vesting period. We awarded a total of 92,552 shares, with a fair value range from $5.80 to $6.28 per share, and 93,057 shares, with a fair value range from $5.03 to $5.93 per share, under the 2004 Director Incentive Plan during 2005 and 2004, respectively. Of the awarded shares 28,212 were vested and issued, 96,973 were unvested, and 60,424 were cancelled prior to vesting. As of December 31, 2005, 1,874,815 shares had not been awarded and were available for future grants. Deferred compensation related to unvested shares was $0.2 million at December 31, 2005 and 2004.

We recognized compensation expense under the 2004 Director Incentive Plan and other individual restricted stock agreements, which is included in Salaries and benefits in the accompanying consolidated statements of operations as follows (in thousands):

	For the year ended December 31,
	2005	2004	2003
Compensation expense:
2004 Director Incentive Plan	$316	$216	$—
Other individual agreements	300	—	—

	$616	$216	$—

2005 Equity Incentive Plan—

On November 17, 2005, upon recommendation of the Compensation Committee, the Special Committee adopted the HealthSouth Corporation 2005 Equity Incentive Plan (the “Equity Plan”). The Equity Plan was adopted to replace the company’s 1995 Stock Option Plan, which recently expired. The Equity Plan provides for the grant of stock options, restricted stock, stock appreciation rights, deferred stock, and other stock-based awards (collectively, the “Awards”) to directors, executives, and other key employees of the company as

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

determined by the board of directors or the Compensation Committee in accordance with the terms of the Equity Plan and evidenced by an award agreement with each participant. As of December 31, 2005, the Company had no outstanding options from the Equity Plan.

The Equity Plan has a term of three years, unless terminated earlier by the board of directors. Any Awards outstanding under the Equity Plan at the time of its termination will remain in effect in accordance with their terms. The aggregate number of shares of common stock available for issuance under the Equity Plan is 22 million shares, subject to equitable adjustment upon a change in capitalization of the company or the occurrence of certain transactions affecting the common stock reserved for issuance under the Equity Plan. Any awards under the Equity Plan must have a purchase price or an exercise price not less than the fair market value of such shares of common stock on the date of grant. Unless otherwise determined by the Board or as provided in an award agreement, upon a Change in Control (as defined in the Equity Plan) of the company, the vesting of all outstanding awards will accelerate.

Notwithstanding the foregoing, no option may be exercised and no shares of stock may be issuable pursuant to other Awards under the Equity Plan until we comply with our reporting and registration obligations under the federal securities laws, unless an exemption from registration is available with respect to such shares.

15.	Employee Benefit Plans:

Substantially all HealthSouth employees are eligible to enroll in HealthSouth sponsored health care plans, including coverage for medical and dental benefits. Our primary health care plans are national plans administered by third-party administrators. We are self-insured for these plans. We also sponsor certain regional plans inherited through various past acquisitions. These regional plans are fully insured. During 2005, 2004, and 2003, costs associated with these plans, net of amounts paid by employees, approximated $89.7 million, $98.0 million, and $103.4 million, respectively.

We also provide basic life insurance equal to one times each eligible employee’s annual base salary amount at no cost to each employee. In addition, HealthSouth provides long-term disability insurance to each full-time employee at no cost. During 2005, 2004, and 2003, costs for premiums related to these employee benefits approximated $4.2 million, $3.6 million, and $2.9 million, respectively. Additional life insurance is available to full-time employees, but the premiums associated with any additional coverage are the responsibility of each employee. Employees may also purchase short-term disability coverage and accidental death and dismemberment life insurance through HealthSouth, but all premiums are the responsibility of each applicable employee.

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

Employer contributions to the HealthSouth Retirement Investment Plan approximated $2.7 million, $3.3 million, and $0.9 million in 2005, 2004, and 2003, respectively. In 2003, $2.3 million from the plan’s forfeiture account was used to fund matching contributions in accordance with the terms of the plan.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Effective January 1, 2006, HealthSouth increased its employer matching contribution from 15% to 50% of the first 4% of each participant’s elective deferrals. In addition, as of January 1, 2006, participants are no longer required to complete 90 days of service prior to participating in this 401(k) savings plan.

Senior Management Bonus Program—

In 2005 and 2004, we adopted the 2005 Senior Management Bonus Program and the 2004 Senior Management Bonus Program, respectively, to reward senior management for performance based on a combination of corporate goals, divisional or regional goals, and individual goals. The corporate goals are dependent upon the company meeting a pre-determined financial goal. The divisional or regional goals are determined in accordance with the specific plans agreed upon between each division and our board of directors as part of our routine budgeting and financial planning process. The individual goals, which are weighted according to importance and include some objectives common to all eligible persons, are determined between each participant and his or her immediate supervisor. The program applies to persons who join the company in, or are promoted to, senior management positions. In March 2005, we paid approximately $6.2 million under the program for the year ended December 31, 2004. In February 2006, we paid approximately $7.1 million under the program for the year ended December 31, 2005.

Key Executive Incentive Program—

On November 17, 2005, the Special Committee approved, upon the recommendation of the Compensation Committee and our chief executive officer (who is not a participant), the HealthSouth Corporation Key Executive Incentive Program. The Key Executive Program is a supplement to the company’s overall compensation program for executives and is intended to incentivize key senior executives with equity awards that vest and cash bonuses that are payable, in each case through January 2009.

Eight executive officers (each a “Key Executive” and, collectively, the “Key Executives”) are entitled to receive incentive awards under the Key Executive Program. The Key Executives will receive approximately 50% – 60% of their awards in equity and 40% – 50% in cash. The equity component was comprised of approximately one-third stock options and two-thirds restricted stock.

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

Change in Control Benefits Plan—

On November 4, 2005, the Special Committee approved, upon the recommendation of the Compensation Committee, the HealthSouth Corporation Change in Control Benefits Plan (the “Change in Control Plan”).

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Under the Change in Control Plan, Participants are divided into three different tiers as designated by the Compensation Committee. Tier 1 is comprised of certain executive officers of HealthSouth; Tier 2 is comprised of HealthSouth’s division presidents and certain other officers of HealthSouth; and Tier 3 will be comprised of officers of the company subsequently determined. Upon the occurrence of a Change in Control, each outstanding option to purchase common stock of HealthSouth held by Participants will become automatically vested and exercisable and (1) in the case of all options outstanding as of November 4, 2005, will remain exercisable until the later of the 15th day of the third month following the date at which, or December 31 of the calendar year in which, the option would have otherwise expired; and (2) in the case of all options granted after November 4, 2005, shall remain exercisable for a period of (a) three years in the case of a Tier 1 Participant, (b) two years in the case of a Tier 2 Participant or (c) one year in the case of a Tier 3 Participant, beyond the date at which the option would have otherwise expired. In addition, the vesting restrictions on all other awards relating to HealthSouth’s common stock held by a Participant will immediately lapse and will, in the case of restricted stock units and stock appreciation rights, become immediately payable.

In the event that a Participant’s employment is terminated either (1) by the Participant for Good Reason (as defined in the Change in Control Plan) or (2) by HealthSouth without Cause (as defined in the Change in Control Plan) within twenty-four months following a Change in Control or within three months of a Potential Change in Control (as defined in the Change in Control Plan), then such Participant shall receive a lump sum severance payment in an amount equal to, for Tier 1 Participants, the sum of (a) the Participant’s highest annual salary in the three years preceding the termination date plus (b) the Participant’s highest target bonus for the year of termination or for the year in which the Change in Control occurred, whichever is larger (together, the “CIC Payment”) multiplied by 2.99. Tier 2 Participants will be entitled to receive two times the CIC Payment, and Tier 3 Participants will be entitled to receive an amount equal to the CIC Payment. Participants also will be entitled to receive a lump sum payment equal to all unused vacation time accrued by such Participant as of the termination date under HealthSouth’s vacation policy, plus all accrued but unpaid compensation earned by such Participant as of the termination date.

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

During 2005, 2004, and 2003, we identified 19 entities in our inpatient segment, 328 outpatient rehabilitation facilities, 25 surgery centers, 27 diagnostic centers, and 46 other facilities that met the requirements of FASB Statement No. 144 to be reported as discontinued operations.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the facilities identified in 2005, 2004, and 2003 that met the requirements of FASB Statement No. 144, we reclassified our consolidated balance sheet for the year ended December 31, 2004 and our consolidated statements of operations and consolidated statements of cash flows for the years ended December 31, 2004 and 2003 to show the results of those facilities as discontinued operations. The operating results of discontinued operations, by operating segment and in total, are as follows (in thousands):

	For the year ended December 31,
	2005	2004	2003
Inpatient:
Net operating revenues	$—	$4,699	$26,114
Costs and expenses	637	6,544	18,148

(Loss) income from discontinued operations	(637)	(1,845)	7,966
Gain (loss) on disposal of assets of discontinued operations	362	(642)	(464)
Income tax expense	—	—	—

(Loss) income from discontinued operations	$(275)	$(2,487)	$7,502

Surgery Centers:
Net operating revenues	$18,854	$44,181	$57,608
Costs and expenses	30,967	56,846	99,628
Impairments	112	1,750	—

Loss from discontinued operations	(12,225)	(14,415)	(42,020)
Gain on disposal of assets of discontinued operations	6,181	1,134	11,299
Income tax expense	—	—	—

Loss from discontinued operations	$(6,044)	$(13,281)	$(30,721)

Outpatient:
Net operating revenues	$11,815	$48,007	$78,742
Costs and expenses	16,852	52,102	74,316
Impairments	—	822	—

(Loss) income from discontinued operations	(5,037)	(4,917)	4,426
Gain (loss) on disposal of assets of discontinued operations	165	(1,203)	(1,758)
Income tax expense	—	—	—

(Loss) income from discontinued operations	$(4,872)	$(6,120)	$2,668

Diagnostic:
Net operating revenues	$2,191	$11,410	$21,009
Costs and expenses	4,733	17,702	25,435
Impairments	—	133	—

Loss from discontinued operations	(2,542)	(6,425)	(4,426)
Gain on disposal of assets of discontinued operations	289	3,077	1,289
Income tax expense	—	—	—

Loss from discontinued operations	$(2,253)	$(3,348)	$(3,137)

Corporate and other:
Net operating revenues	$76,802	$153,609	$228,218
Costs and expenses	118,331	232,457	238,150
Impairments	6,693	16,577	—

Loss from discontinued operations	(48,222)	(95,425)	(9,932)
Gain on disposal of assets of discontinued operations	257	319	28,439
Income tax expense	—	—	—

(Loss) income from discontinued operations	$(47,965)	$(95,106)	$18,507

Total:
Net operating revenues	$109,662	$261,906	$411,691
Costs and expenses	171,520	365,651	455,677
Impairments	6,805	19,282	—

Loss from discontinued operations	(68,663)	(123,027)	(43,986)
Gain on disposal of assets of discontinued operations	7,254	2,685	38,805
Income tax expense	—	—	—

Loss from discontinued operations	$(61,409)	$(120,342)	$(5,181)

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The assets and liabilities of discontinued operations consist of the following (in thousands):

	As of December 31,
	2005	2004
Assets:
Cash and cash equivalents	$2,097	$6,286
Accounts receivable, net	6,852	22,212
Prepaid expenses	367	1,511
Other current assets	2,745	1,957

Total current assets	12,061	31,966

Property and equipment, net	34,412	67,147
Intangible assets, net	744	1,467
Other long-term assets	4,535	4,476

Total long-term assets	39,691	73,090

Total assets	$51,752	$105,056

Liabilities:
Current portion of long-term debt	$1,697	$4,233
Accounts payable and other current liabilities	191	37,107

Total current liabilities	1,888	41,340

Long-term debt, net of current portion	4,752	9,731
Other long-term liabilities	984	2,783

Total long-term liabilities	5,736	12,514

Total liabilities	$7,624	$53,854

On July 20, 2005, we executed an asset purchase agreement with The Board of Trustees of the University of Alabama (the “University of Alabama”) for the sale of the real property, furniture, fixtures, equipment and certain related assets associated with our 219 licensed-bed acute care hospital located in Birmingham, Alabama for $33 million. Simultaneously with the execution of this purchase agreement with the University of Alabama, we executed an agreement with an affiliate of the University of Alabama whereby this entity currently provides certain management services to our acute care hospital in Birmingham. On December 31, 2005, we executed an amended and restated asset purchase agreement with the University of Alabama. This amended and restated agreement provides that the University of Alabama will purchase our Birmingham acute care hospital and associated real and personal property as well as our interest in the gamma knife partnership associated with this hospital. We anticipate closing this transaction by the end of the first quarter of 2006. We will transfer the hospital and associated real and personal property at that time, but will transfer our interest in the gamma knife partnership at a later date. The proposed transaction also requires that we acquire and convey title to the University of Alabama for certain professional office buildings that we are currently leasing. The cost to terminate the lease associated with the professional office buildings is estimated to be approximately $22 million. Both the certificate of need under which the hospital currently operates, and the licensed beds operated by us at the hospital, will be transferred as part of the sale of the hospital under the amended and restated agreement. Upon consummation of the agreement with the University of Alabama, we would no longer have the ability to operate or sell the Digital Hospital project as an acute care hospital without obtaining an additional certificate of need or specific exception.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The assets and liabilities of this acute care hospital included in discontinued operations consist of the following (in thousands):

	As of December 31,
	2005	2004
Assets:
Accounts receivable, net	$5,301	$6,314
Other current assets	1,976	2,298

Total current assets	7,277	8,612

Property and equipment, net	26,068	44,708
Other long-term assets	—	1,635

Total long-term assets	26,068	46,343

Total assets	$33,345	$54,955

Liabilities:
Accounts payable and other current liabilities	$3,731	$12,513
Other long-term liabilities	4,780	7,865

Total liabilities	$8,511	$20,378

The operating results of this acute care hospital included in discontinued operations of our corporate and other segment are as follows (in thousands):

	For the year ended December 31,
	2005	2004	2003
Net operating revenues	$70,678	$130,988	$139,040
Loss from discontinued operations, before provision for income tax expense	(34,722)	(49,689)	(22,626)

In addition to the acute care hospital, there were three surgery centers sold by the end of the first quarter of 2006. Substantially all other facilities classified as discontinued operations were sold or closed by December 31, 2005.

17.	Losses Due to Natural Disasters:

During 2005, Hurricanes Katrina, Rita, and Wilma made landfall and caused extensive flooding and destruction along portions of the southeastern United States. Operations of our facilities in these areas were disrupted by the evacuation of patients as well as the physical damage to our facilities.

We have filed insurance claims approximating $11.1 million, net of policy deductibles, related to both actual and contingent losses for property damage and business interruption losses. Through March 10, 2006, we had received cash advances of approximately $1.8 million from our insurance carriers related to these claims. However, to date, we have received no other insurance funds or any indication of the amount the insurance companies are willing to pay related to such claims. Therefore, we have recorded no insurance related receivables for these losses.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

As a result of the 2005 hurricanes, we recorded a net loss related to property damage of approximately $1.9 million in 2005. Of this amount, approximately $0.9 million is recorded in Other operating expenses, $0.5 million is recorded in Loss (gain) on disposal of assets, and $0.5 million is recorded in Impairment of long-lived assets in our 2005 consolidated statement of operations. The $0.5 million impairment charge relates to abandoned equipment at our Pendleton LTCH in New Orleans, Louisiana. The following table summarizes the total net loss related to property damage recorded by segment (in thousands):

Division	2005
Inpatient	$1,016
Surgery Centers	374
Outpatient	—
Diagnostic	485
Corporate and Other	—

$1,875

During 2004, Hurricanes Charley, Frances, Ivan, and Jeanne made landfall and caused damage to certain of our facilities located in Florida, Alabama, Georgia, and Pennsylvania. However, the damage caused by these hurricanes was not as extensive as that of the 2005 hurricanes and did not result in a material property damage net loss to our consolidated operations in 2004.

We have filed insurance claims approximating $7.4 million, net of policy deductibles, related to both actual and contingent losses for property damage and business interruption losses incurred in 2004. Through March 2006, we had received approximately $1.0 million in insurance proceeds related to these claims.

18.	Income Taxes:

HealthSouth is subject to U.S. federal, state, local, and foreign income taxes. The Loss from continuing operations before income tax expense (benefit) and cumulative effect of accounting change is as follows (in thousands):

	For the year ended December 31,
	2005	2004	2003
Loss from continuing operations before income tax expense (benefit) and cumulative effect of accounting change	$(344,793)	$(42,214)	$(455,302)

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The significant components of the provision for (benefit from) income taxes related to continuing operations are as follows (in thousands):

	For the year ended December 31,
	2005	2004	2003
Current:
Federal	$4,235	$2,688	$(13,922)
State and local	17,207	14,565	11,096
Foreign	353	—	—

Total current expense (benefit)	21,795	17,253	(2,826)

Deferred:
Federal	17,239	(5,080)	(23,785)
State and local	(270)	(259)	(1,771)
Foreign	1,028	—	—

Total deferred expense (benefit)	17,997	(5,339)	(25,556)

Total income tax expense (benefit) related to continuing operations	$39,792	$11,914	$(28,382)

We received net income tax refunds of $4.8 million in 2005, $8.1 million in 2004, and $110.3 million in 2003. Net income tax refunds were attributable to payments for estimated income taxes offset by payments that exceeded the actual tax liabilities, net operating loss carryback claims received, and settlements of previous audits.

A reconciliation of differences between the federal income tax at statutory rates and our actual income tax expense (benefit) on loss from continuing operations, which include federal, state, and other income taxes, is as follows:

	For the year ended December 31,
	2005	2004	2003
Tax benefit at statutory rate	(35.0)%	(35.0)%	(35.0)%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal tax benefit	3.2%	22.4%	1.3%
Non-deductible goodwill	0.0%	0.0%	6.6%
Accrual for government, class action, and related settlements	0.0%	0.0%	7.7%
Interest, net	0.0%	0.0%	(3.1)%
Indefinite-lived assets	6.0%	(12.6)%	(5.6)%
Other, net	(0.2)%	0.8%	(1.0)%
Increase in valuation allowance	37.5%	52.6%	22.9%

Income tax expense (benefit)	11.5%	28.2%	(6.2)%

The income tax benefit at the statutory rate is the expected tax benefit resulting from the loss due to continuing operations. However, we have an income tax expense in 2005 due to state income taxes associated with certain subsidiaries that file separate state tax returns, corporate joint ventures that file separate federal tax returns, foreign taxes, and an increase in the valuation allowance. We have an income tax expense in 2004 primarily due to state income taxes associated with certain subsidiaries that file separate state income tax returns and an increase in the valuation allowance. Our income tax benefit in 2003 is less than the benefit at the statutory rate primarily due to state income taxes associated with certain subsidiaries that file separate state income tax returns, impairment charges, accrual of future government settlement payments, and an increase in the valuation allowance.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss (“NOL”) carryforwards. The significant components of HealthSouth’s deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2005	2004
Deferred income tax assets:
Net operating loss	$405,548	$206,912
Allowance for doubtful accounts	27,635	63,001
Accrual for government, class action, and related settlements	139,483	117,458
Insurance reserve	42,843	44,498
Other accruals	9,095	43,903
Property, net	143,134	119,396
Intangibles	121,108	150,357
Capitalized costs	213	—
Carrying value of partnerships	—	1,154

Total deferred income tax assets	889,059	746,679
Less: Valuation reserve	(879,440)	(744,373)

Net deferred income tax assets	9,619	2,306

Deferred income tax liabilities:
Capitalized costs	—	(1,534)
Intangibles	(49,283)	(28,752)
Carrying value of partnerships	(5,817)	—
Other	(768)	(772)

Total deferred income tax liabilities	(55,868)	(31,058)

Net deferred income tax liabilities	(46,249)	(28,752)
Less: Current deferred tax assets	1,222	—

Long-term deferred tax liabilities	$(47,471)	$(28,752)

FASB Statement No. 109 requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. We based our decision to establish a valuation allowance primarily on negative evidence of cumulative losses in recent years. After consideration of all evidence, both positive and negative, management concluded that it is more likely than not that we will not realize a portion of our deferred tax assets and that a valuation allowance of $879.4 million and $744.4 million is necessary for the years ended December 31, 2005 and 2004, respectively. For the years ended December 31, 2005, 2004, and 2003, the net increases in our valuation allowance were $135.1 million, $192.9 million, and $53.6 million, respectively. The valuation allowance for all years increased in part as a result of certain deferred tax liabilities that are indefinite-lived, which inherently means that the reversal period of these liabilities is unknown. Therefore, for scheduling the expected utilization of deferred tax assets as required by FASB Statement No. 109, these indefinite-lived liabilities cannot be looked upon as a source of future taxable income, and an additional valuation allowance must be established. An additional liability was established as a result of carrying value differences in partnerships resulting from accounting adjustments for past years in which we are precluded from filing amended partnership returns due to the statute of limitations being closed. The IRS is currently examining our originally filed 1996 – 1998 income tax returns.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

At December 31, 2005, HealthSouth had unused federal net operating loss carryforwards of approximately $764.0 million. Such losses expire in various amounts at varying times through 2025. These NOL carryforwards result in a deferred tax asset of approximately $267.4 million at December 31, 2005. A valuation allowance is being taken against our net deferred tax assets, exclusive of indefinite-lived intangibles discussed above, including these loss carryforwards.

Based on the operating results for the years 2003 and 2004, we anticipate filing amended income tax returns which will result in significant tax net operating losses. Such losses may be carried back to reclaim any available U.S. federal income taxes paid in prior years or carried forward to mitigate future tax liabilities. Prior to the Job Creation and Worker Assistance Act of 2002 (the “Worker Assistance Act”), enacted by Congress on March 9, 2002, a company could carry back tax net operating losses to reclaim U.S. federal income taxes paid in the two years preceding the tax year in which the company generated and utilized the net operating losses. For alternative minimum tax (“AMT”) purposes, only 90% of alternative minimum taxable income could be offset by net operating loss carrybacks. For tax years ending in 2002 and 2001, the Worker Assistance Act extended the carryback period to the five years preceding the tax year in which the net operating loss was generated. With respect to AMT, the limit on net operating loss deductions from alternative minimum taxable income was increased from 90% to 100% for net operating losses generated or taken as carryforwards in tax years ending in 2002 and 2001.

Pursuant to FASB Statement No. 5, we evaluated the recovery of federal and state income taxes in anticipation of filing amended income tax returns for all open years where income has been adjusted or restated. Additionally, HealthSouth and its subsidiaries’ federal and state income tax returns are periodically examined by various regulatory taxing authorities. In connection with such examinations, taxing authorities, including the IRS and various state departments of revenue, have raised issues and proposed tax deficiencies. Amounts related to these tax deficiencies and other contingencies have been considered by management in its estimate of our potential net recovery of prior income taxes. This potential net recovery is included on the consolidated balance sheet as Income tax refund receivable and has a balance of $240.8 million as of December 31, 2005. This balance also includes a refund from the IRS of approximately $14 million, which represents the settlement of the Company’s 1992 through 1995 examinations and is net of approximately $93 million of tentative refunds already received as of the end of 2005 based upon carryback claims previously filed by the Company. The assumptions and computations used to determine this estimate have not yet been reviewed by federal or state examiners, and are subject to reduction and/or elimination. Resolution of the amount of taxes recoverable will not be made until a future date when HealthSouth and the taxing authorities agree to the appropriate adjustments. Management believes it has provided the best estimate of this probable recovery based upon the information available at this time and believes that the ultimate resolution of these amounts is not expected to materially affect our consolidated financial position, results of operations, or cash flows.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

19.	Loss Per Share:

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	For the year ended December 31,
	2005	2004	2003
Numerator:
Loss from continuing operations	$(384,585)	$(54,128)	$(426,920)
Loss from discontinued operations	(61,409)	(120,342)	(5,181)
Cumulative effect of accounting change	—	—	(2,456)

Net loss	$(445,994)	$(174,470)	$(434,557)

Denominator:
Basic—weighted average common shares outstanding	396,563	396,423	396,132

Diluted—weighted average common shares outstanding	398,021	397,625	405,831

Basic and diluted loss per share:
Loss from continuing operations	$(0.97)	$(0.14)	$(1.08)
Loss from discontinued operations	(0.15)	(0.30)	(0.01)
Cumulative effect of accounting change	—	—	(0.01)

Net loss	$(1.12)	$(0.44)	$(1.10)

Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options, unissued restricted stock awards, and convertible debentures. For the years ended December 31, 2005, 2004, and 2003, the number of potential shares approximated 1.5 million, 1.2 million, and 9.7 million, respectively. Including these potential common shares in the denominator resulted in an antidilutive per share amount due to our loss from continuing operations. Therefore, no separate computation of diluted earnings per share is presented.

Options to purchase approximately 9.9 million shares of common stock were outstanding during 2005, but were not included in the computation of diluted weighted average shares because these options’ exercise prices were greater than the average market price of the common shares.

As discussed within Note 8, Long-term Debt, we repaid our 3.25% Convertible Debentures which were due April 1, 2003, from the net proceeds of a loan arranged by Credit Suisse First Boston, on January 16, 2004. In connection with this transaction, HealthSouth issued warrants to the lender to purchase ten million shares of its common stock. Each warrant has a term of ten years from the date of issuance and an exercise price of $6.50 per share. The warrants were not assumed exercised for dilutive shares outstanding because they were antidilutive in the period. As also discussed in Note 8, we issued 400,000 shares of convertible perpetual preferred stock in March 2006.

As discussed in Note 23, Securities Litigation Settlement, in February 2006, we agreed to issue approximately 25.1 million common shares and approximately 40.8 million common stock warrants to settle our class action securities litigation.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

20.	Related Party Transactions:

The Company has entered into a significant number of transactions involving former directors, officers and employees. We have summarized material related party transactions, not disclosed elsewhere, (see Note 4, Cash and Marketable Securities and Note 7, Investment in and Advances to Nonconsolidated Affiliates) as follows:

Meadowbrook Healthcare, Inc.—

In 2001, we sold four inpatient rehabilitation facilities to Meadowbrook Healthcare, Inc. (“Meadowbrook”), an entity formed by one of our former chief financial officers. In addition, during 2001 and 2002, we advanced approximately $38.0 million in working capital loans to Meadowbrook. We reserved these amounts in 2001 and 2002.

In March 2005, we obtained a security interest in the real properties previously sold to Meadowbrook, evidenced by a mortgage that was recorded in June 2005. In July 2005, we received a payoff letter from Meadowbrook’s attorneys informing us that a payment of $37.9 million would be made by Meadowbrook to us. This repayment was effected by the purchase of Meadowbrook by Rehabcare Group, Inc. in August 2005. We received a cash payment of $37.9 million in August 2005 and recorded this bad debt recovery on that date. See Note 24, Contingencies and Other Commitments, for information regarding litigation between HealthSouth and Meadowbrook.

Nelson-Brantley Glass Contractors—

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

U.S. HealthWorks, Inc.—

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Due from related parties—

Amounts due from employees, officers, and other related parties are (in thousands):

	As of December 31,
	2005	2004
Notes receivable, employees and officers	$3,092	$3,281
Due from MedCenter Direct	9,234	9,234
Less: Allowance for doubtful accounts	(12,326)	(12,491)

	—	24
Less: Current portion	—	—

Due from related parties	$—	$24

The amount outstanding at December 31, 2004 of $24,000 from one current employee bore interest at the prime rate less 1.25% (effective rate at December 31, 2004 was 4.0%) and is included in Other long-term assets in our 2004 consolidated balance sheet. This amount was fully paid in 2005. We have reserved all amounts due from former employees that have become past due. As discussed in Note 7, Investment in and Advances to Nonconsolidated Affiliates, we fully reserved the note receivable of approximately $9.2 million due from MCD as of December 31, 2003.

21.	Medicare Program Settlement:

The Civil DOJ Settlement—

On January 23, 2002, the United States intervened in four lawsuits filed against us under the federal civil False Claims Act. These so-called “qui tam” (i.e. whistleblower) lawsuits were transferred to the Western District of Texas and were consolidated under the caption United States ex rel. Devage v. HealthSouth Corp., et al., No. 98-CA-0372 (DWS) (W.D. Tex. San Antonio). On April 10, 2003, the United States informed us that it was expanding its investigation to review whether fraudulent accounting practices affected our previously submitted Medicare cost reports.

On December 30, 2004, we entered into a global settlement agreement (the “Settlement Agreement”) with the United States. This settlement was comprised of (1) the claims consolidated in the Devage case, which related to claims for reimbursement for outpatient physical therapy services rendered to Medicare, the TRICARE Management Activity (“TRICARE”), or United States Department of Labor (the “DOL”) beneficiaries, (2) the submission of claims to Medicare for costs relating to our allegedly improper accounting practices, (3) the submission of other unallowable costs included in our Medicare Home Office Cost Statements and in our individual provider cost reports, and (4) certain other conduct (collectively, the “Covered Conduct”). The parties to this global settlement include us and the United States acting through the DOJ’s civil division, the Office of Inspector General (the “HHS-OIG”) of the Department of Health and Human Services (“HHS”), the DOL through the Employment Standards Administration’s Office of Workers’ Compensation Programs, Division of Federal Employees’ Compensation (“OWCP-DFEC”), TRICARE, and certain other individuals and entities which had filed civil suits against us and/or our affiliates (those other individuals and entities, the “Relators”).

Pursuant to the Settlement Agreement, we agreed to make cash payments to the United States in the aggregate amount of $325 million, plus accrued interest from November 4, 2004 at an annual rate of 4.125%. The United States agreed, in turn, to pay the Relators the portion of the settlement amount due to the Relators pursuant to the terms of the Settlement Agreement. Through December 31, 2005, we have made payments of

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

approximately $155 million (excluding interest), with the remaining balance of $170 million (plus interest), to be paid in quarterly installments ending in the fourth quarter of 2007. As of December 31, 2005 and 2004, approximately $83.3 million and $155.0 million, respectively, of the cash settlement amount is included in Current portion of government, class action, and related settlements in our consolidated balance sheets.

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

The Settlement Agreement also provides for the release of HealthSouth by the HHS-OIG and OWCP-DFEC, and the agreement by the HHS-OIG and OWCP-DFEC to refrain from instituting, directing, or maintaining any administrative action seeking exclusion from Medicare, Medicaid, the FECA Program, the TRICARE Program and other federal health care programs, as applicable, for the Covered Conduct. The DOJ continues to review certain other matters, including self-disclosures made by us to the HHS-OIG.

The Administrative Settlement Agreement—

In connection with the Settlement Agreement, we entered into a separate settlement agreement (the “Administrative Settlement Agreement”) with CMS acting on behalf of HHS, to resolve issues associated with various Medicare cost reporting practices.

Subject to certain exceptions and the terms and conditions of the Administrative Settlement Agreement, the Administrative Settlement Agreement provides for the release of HealthSouth by CMS from any obligations related to any cost statements or cost reports that had, or could have been submitted to CMS or its fiscal intermediaries by HealthSouth for cost reporting periods ended on or before December 31, 2003. The Administrative Settlement Agreement provides that all covered cost reports be closed and considered final and settled.

The December 2004 Corporate Integrity Agreement—

On December 30, 2004, we entered into a new corporate integrity agreement (the “CIA”) with the HHS-OIG. This new CIA has an effective date of January 1, 2005 and a term of five years from that effective date. It incorporates a number of compliance program changes already implemented by us and requires, among other things, that not later than 90 days after the effective date, we:

•	form an executive compliance committee (made up of our chief compliance officer and other executive management members), which shall participate in the formulation and implementation of HealthSouth’s compliance program;

•	require certain independent contractors to abide by our Standards of Business Conduct;

•	provide general compliance training to all HealthSouth personnel as well as specialized training to personnel responsible for billing, coding, and cost reporting relating to federal health care programs;

•	report and return overpayments received from federal health care programs;

•	notify the HHS-OIG of any new investigations or legal proceedings initiated by a governmental entity involving an allegation of fraud or criminal conduct against HealthSouth;

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

•	notify the HHS-OIG of the purchase, sale, closure, establishment, or relocation of any facility furnishing items or services that are reimbursed under federal health care programs; and

•	submit regular reports to the HHS-OIG regarding our compliance with the CIA.

On April 28, 2005, we submitted an implementation report to the HHS-OIG stating that we had, within the 90-day time frame, materially complied with the initial requirements of this new CIA.

Failure to meet our obligations under our CIA could result in stipulated financial penalties. Failure to comply with material terms, however, could lead to exclusion from further participation in federal health care programs, including Medicare and Medicaid, which currently account for a substantial portion of our revenues.

22.	SEC Settlement:

On June 6, 2005, the SEC approved a settlement (the “SEC Settlement”) with us relating to the action filed by the SEC on March 19, 2003 captioned SEC v. HealthSouth Corporation and Richard M. Scrushy, No. CV-03-J-0615-S (N.D. Ala.) (the “SEC Litigation”). That lawsuit alleges that HealthSouth and our former Chairman and Chief Executive Officer, Richard M. Scrushy, violated and/or aided and abetted violations of the antifraud, reporting, books-and-records, and internal controls provisions of the federal securities laws. The civil claims against Mr. Scrushy are still pending.

Under the terms of the SEC Settlement, we have agreed, without admitting or denying the SEC’s allegations, to be enjoined from future violations of certain provisions of the securities laws. We have also agreed to:

•	pay a $100 million civil penalty and disgorgement of $100 to the SEC in the following installments: $12,500,100 by October 15, 2005, $12.5 million by April 15, 2006, $25.0 million by October 15, 2006; $25.0 million by April 15, 2007, and $25.0 million by October 15, 2007;

•	retain a qualified governance consultant to perform a review of the adequacy and effectiveness of our corporate governance systems, policies, plans, and practices;

•	either (1) retain a qualified accounting consultant to perform a review of the effectiveness of our material internal accounting control structure and policies, as well as the effectiveness and propriety of our processes, practices, and policies for ensuring our financial data is accurately reported in our filed consolidated financial statements, or (2) within 60 days of filing with the SEC audited consolidated financial statements for the fiscal year ended December 31, 2005, including our independent auditor’s attestation on internal control over financial reporting, provide to the SEC all communications between our independent auditor and our management and/or Audit Committee from the date of the judgment until such report concerning our internal accounting controls;

•	provide reasonable training and education to certain of our officers and employees to minimize the possibility of future violations of the federal securities laws;

•	continue to cooperate with the SEC and the DOJ in their respective ongoing investigations; and

•	create, staff, and maintain the position of Inspector General within HealthSouth, which position shall have the responsibility of reporting any indications of violations of law or of HealthSouth’s procedures, insofar as they are relevant to the duties of the Audit Committee, to the Audit Committee.

We retained a qualified governance consultant to perform a review of the adequacy and effectiveness of our corporate governance systems, policies, plans, and practices, which review is now complete. The consultant’s

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

report of that review concludes, among other things, that “[t]he company’s current practices, created by the new directors and executives, meet contemporary standards of corporate governance.” In addition, we have chosen to provide the SEC all communications between our independent auditor and our management and/or Audit Committee rather than retaining an accounting consultant to review the effectiveness of our internal controls. Further, we hired Shirley Yoshida, formerly Vice President, Internal Audit at Safeway Inc., to serve as our Inspector General and to lead our internal audit department. We continue to comply with the other terms of the SEC Settlement.

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

In accordance with FASB Statement No. 5 and EITF Abstract Topic No. D-86, we recognized the cost of the SEC Settlement as of December 31, 2003. The cost of the SEC Settlement is classified as Government, class action, and related settlements expense in the consolidated statement of operations for the year ended December 31, 2003 and is included in Government, class action, and related settlements in the consolidated balance sheets.

23.	Securities Litigation Settlement:

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

On February 22, 2006, we announced that we had reached a global, preliminary settlement with the lead plaintiffs in the Stockholder Securities Action, the Bondholder Securities Action, and the derivative litigation, as well as with our insurance carriers, to settle claims filed in those actions against us and many of our former directors and officers. Under the proposed settlement, claims brought against the settling defendants will be settled for consideration consisting of HealthSouth common stock and warrants valued at approximately $215 million and cash payments by our insurance carriers of $230 million. In addition, we have agreed to give the class 25% of our net recovery from any future judgments won by us or on our behalf against Richard M. Scrushy, our former Chairman and Chief Executive Officer, Ernst & Young LLP, our former auditor, and certain affiliates of UBS Group, our former lead investment banker, none of whom are included in the settlement. The proposed settlement is subject to a number of conditions, including the successful negotiation of definitive documentation and final court approval. The proposed settlement does not include Richard M. Scrushy or any director or officer who has agreed to plead guilty or otherwise been convicted in connection with our former financial reporting activities.

There can be no assurances that a final settlement agreement can be reached or that the proposed settlement will receive the required court approval. We recorded a charge of $215 million as Government, class action, and related settlements expense in our 2005 consolidated statement of operations. The corresponding liability is included in Current portion of government, class action, and related settlements in our consolidated balance sheet as of December 31, 2005. The charge for the settlement will be revised in future periods to reflect additional changes in the fair value of the common stock and warrants until they are issued.

24.	Contingencies and Other Commitments:

Significant Legal Proceedings—

We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. The resolution of any such lawsuits, claims or legal and regulatory proceedings could materially and adversely affect our results of operations and financial position in a given period.

Investigations and Proceedings Commenced by the SEC, the Department of Justice, and Other Governmental Authorities—

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

On April 10, 2003, the DOJ’s civil division notified us that it was expanding its investigation (which began with the lawsuit United States ex rel. Devage v. HealthSouth Corp., et al., C.A. No. SA-98-EA-0372-FV, filed in the United States District Court for the Western District of Texas) into allegations of fraud associated with Medicare cost reports submitted by us for fiscal years 1995 through 2002. We subsequently received subpoenas from the Office of Inspector General (the “HHS-OIG”) of the United States Department of Health and Human Services (“HHS”) and requests from the DOJ’s civil division for documents and other information regarding this investigation. As described in Note 21, Medicare Program Settlement, on December 30, 2004, we announced that we had entered into a global settlement agreement with the DOJ’s civil division and other parties to resolve the primary claims made in the Devage litigation, although the DOJ continues to review certain other matters, including self-disclosures made by us to the HHS-OIG. The total financial impact of the global settlement is approximately $347.7 million, which, in accordance with FASB Statement No. 5, we recognized as a settlement expense in 2002.

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

Many of our former officers, including all five of our former chief financial officers, have pleaded guilty to federal criminal charges filed in connection with the investigations described above. These individuals pled guilty to a variety of charges, including securities fraud, accounting fraud, filing false tax returns, making a false statement to governmental authorities, falsifying books and accounts, wire fraud, conspiracy, and falsely certifying financial information to the SEC. One former executive was convicted on November 18, 2005 of criminal charges filed in connection with the accounting fraud investigation.

On October 26, 2005, a federal grand jury issued a superseding indictment against Richard M. Scrushy, former Alabama Governor Don Siegelman, and others, in which Mr. Scrushy is charged with three counts of bribery and mail fraud. We are cooperating with the Office of the United States Attorney on that matter.

Securities Litigation—

See Note 23, Securities Litigation Settlement, for discussion of a global, preliminary settlement with the lead plaintiffs in certain securities actions.

On March 17, 2004, an individual securities fraud action captioned Amalgamated Gadget, L.P. v. HealthSouth Corp., 4-04CV-198-A, was filed in the United States District Court for the Northern District of Texas. The complaint made allegations similar to those in the Consolidated Securities Action and asserted claims under the federal securities laws and Texas state law based on the plaintiff’s purchase of $24 million in face amount of 3.25% convertible debentures. The court denied our motion to transfer the action to the United States District Court for the Northern District of Alabama, and also denied our motion to dismiss. This action has been settled by the agreement of the parties and dismissed with prejudice. The cost of the settlement is included in Other current liabilities in the consolidated balance sheet as of December 31, 2003 and Government, class action, and related settlements expense in the consolidated statement of operations for the year ended December 31, 2003. The settlement did not have a material effect on our financial position, results of operations, or cash flows.

On November 24, 2004, an individual securities fraud action captioned Burke v. HealthSouth Corp., et al., 04-B-2451 (OES), was filed in the United States District Court of Colorado against us, some of our former directors and officers, and our former auditor. The complaint makes allegations similar to those in the Consolidated Securities Action and asserts claims under the federal securities laws and Colorado state law based on plaintiff’s alleged receipt of unexercised options and his open-market purchases of our stock. By order dated May 3, 2005, the action was transferred to the United States District Court for the Northern District of Alabama, where it remains pending. We intend to vigorously defend ourselves in this case. At this time, based on the stage of litigation, and review of the current facts and circumstances, we are unable to determine an amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case or whether any resultant liability would have a material adverse effect on our financial position, results of operations, or cash flows.

Derivative Litigation—

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

•	All derivative complaints filed in the Circuit Court of Jefferson County, Alabama since 2002 have been consolidated and stayed in favor of the first-filed action captioned Tucker v. Scrushy, No. CV-02-5212, filed August 28, 2002. The Tucker complaint names as defendants a number of former HealthSouth officers and directors. Tucker also asserts claims on our behalf against Ernst & Young LLP, UBS Group, UBS Investment Bank, and UBS Securities, LLC, as well as against MedCenterDirect.com, Source Medical Solutions, Inc., Capstone Capital Corp., Healthcare Realty Trust, and G.G. Enterprises.

•	Two derivative lawsuits filed in the United States District Court for the Northern District of Alabama were consolidated under the caption In re HealthSouth Corp. Derivative Litigation, CV-02-BE-2565. The court stayed further action in this federal consolidated action in deference to litigation filed in state courts in Alabama and Delaware.

•	Two derivative lawsuits filed in the Delaware Court of Chancery were consolidated under the caption In re HealthSouth Corp. Shareholders Litigation, Consolidated Case No. 19896. Plaintiffs’ counsel in this litigation and in Tucker agreed to litigate all claims asserted in those lawsuits in the Tucker litigation, except for claims relating to an agreement to retire a HealthSouth loan to Richard M. Scrushy with shares of our stock (the “Buyback Claim”). On November 24, 2003, the court granted the plaintiffs’ motion for summary judgment on the Buyback Claim and rescinded the retirement of Scrushy’s loan. The court’s judgment was affirmed on appeal. We have collected a judgment of $12.5 million, net of attorneys’ fees awarded by the court. The plaintiffs’ remaining claims are being litigated in Tucker.

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

On January 3, 2006, the Alabama Circuit Court in the Tucker case granted the plaintiff’s motion for summary judgment against Mr. Scrushy on a claim for the restitution of incentive bonuses Scrushy received for years 1996 through 2002. Including pre-judgment interest, the court’s total award was approximately $48 million. The judgment does not resolve other claims brought by the plaintiff against Scrushy, which remain pending. On February 8, 2006, the Alabama Supreme Court stayed execution on the judgment and ordered briefing on whether or not the Alabama Circuit Court’s order was appropriate for certification as a final appealable order pursuant to Rule 54(b).

The plaintiffs in the Tucker action have reached a preliminary agreement in principle to settle their claims against many of our former directors and officers for $100 million in cash. This settlement amount is to be paid by our insurance carriers, and will be included in the aggregate cash payment of $230 million that is part of the proposed settlement of the Consolidated Securities Action. We are continuing to negotiate the other terms of a settlement with the other parties to this agreement; however, there can be no assurance that a final settlement agreement will be reached or that the proposed settlement will receive the required court approval.

We intend to continue to vigorously defend ourselves in Tucker. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to determine our likelihood of prevailing in Tucker, or any financial impact that may result from an adverse judgment in Tucker if the proposed settlement is not finalized or approved by the court.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Litigation by and Against Former Independent Auditors—

On March 18, 2005, Ernst & Young LLP filed a lawsuit captioned Ernst & Young LLP v. HealthSouth Corp., CV-05-1618, in the Circuit Court of Jefferson County, Alabama. The complaint asserts that the filing of the claims against us was for the purpose of suspending any statute of limitations applicable to those claims. The complaint alleges that we provided Ernst & Young LLP with fraudulent management representation letters, financial statements, invoices, bank reconciliations, and journal entries in an effort to conceal accounting fraud. Ernst & Young LLP claims that as a result of our actions, Ernst & Young LLP’s reputation has been injured and it has and will incur damages, expense, and legal fees. Ernst & Young LLP seeks recoupment and setoff of any recovery against Ernst & Young LLP in the Tucker case, as well as litigation fees and expenses, damages for loss of business and injury to reputation, and such other relief to which it may be entitled. On April 1, 2005, we answered Ernst & Young LLP’s claims and asserted counterclaims alleging, among other things, that from 1996 through 2002, when Ernst & Young LLP served as our independent auditor, Ernst & Young LLP acted recklessly and with gross negligence in performing its duties, and specifically that Ernst & Young LLP failed to perform reviews and audits of our financial statements with due professional care as required by law and by its contractual agreements with us. Our counterclaims further allege that Ernst & Young LLP either knew of or, in the exercise of due care, should have discovered and investigated the fraudulent and improper accounting practices being directed by Richard M. Scrushy and certain other officers and employees, and should have reported them to our board of directors and the Audit Committee. The counterclaims seek compensatory and punitive damages, disgorgement of fees received from us by Ernst & Young LLP, and attorneys’ fees and costs. We intend to vigorously defend ourselves in this case. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case.

ERISA Litigation—

In 2003, six lawsuits were filed in the United States District Court for the Northern District of Alabama against us and some of our current and former officers and directors alleging breaches of fiduciary duties in connection with the administration of our Employee Stock Benefit Plan (the “ESOP”). These lawsuits have been consolidated under the caption In re HealthSouth Corp. ERISA Litigation, Consolidated Case No. CV-03-BE-1700-S (the “ERISA Action”). The plaintiffs filed a consolidated complaint on December 19, 2003 that alleges, generally, that fiduciaries to the ESOP breached their duties to loyally and prudently manage and administer the ESOP and its assets in violation of sections 404 and 405 of Employee Retirement Income Security

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Act of 1974 (“ERISA”), by failing to monitor the administration of the ESOP, failing to diversify the portfolio held by the ESOP, and failing to provide other fiduciaries with material information about the ESOP. The plaintiffs seek actual damages including losses suffered by the plan, imposition of a constructive trust, equitable and injunctive relief against further alleged violations of ERISA, costs pursuant to 29 U.S.C. § 1132(g), and attorneys’ fees. The plaintiffs also seek damages related to losses under the plan as a result of alleged imprudent investment of plan assets, restoration of any profits made by the defendants through use of plan assets, and restoration of profits that the plan would have made if the defendants had fulfilled their fiduciary obligations. Pursuant to an Amended Class Action Settlement Agreement entered into on March 6, 2006, all parties have agreed to a global settlement of the claims in the ERISA Action. Under the terms of this settlement, Michael Martin, a former chief financial officer of the company, will contribute $350,000 to resolve claims against him, Richard Scrushy, former chief executive officer of the company, and our insurance carriers will contribute $3.5 million to resolve claims against him, and HealthSouth and its insurance carriers will contribute $25 million to settle claims against all remaining defendants, including HealthSouth. In addition, if we recover any or all of the judgment against Mr. Scrushy for the restitution of incentive bonuses paid to him during 1996 through 2002, we will contribute the first $1 million recovered to the class in the ERISA Action. There can be no assurance that the settlement will be approved by an independent fiduciary appointed to review the settlement on behalf of the ESOP or that the settlement will receive the required court approval.

We intend to continue to vigorously defend ourselves in these cases. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to determine our likelihood of prevailing in these cases, or any financial impact that may result from an adverse judgment in these cases if the proposed settlement is not finalized or approved by the court.

Insurance Coverage Litigation—

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

On February 22, 2006, we announced that we had reached a preliminary agreement in principle with our insurance carriers to resolve our claims against each other. In the proposed settlement, the carriers will contribute $230 million in cash toward the settlement of both the Consolidated Securities Action and the Tucker derivative litigation. However, there can be no assurances that a final settlement agreement can be reached.

We intend to continue to vigorously defend ourselves in these cases. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to determine our likelihood of prevailing in these cases, or any financial impact that may result from an adverse judgment in these cases if the proposed settlement is not finalized or approved by the court.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Litigation by and Against Richard M. Scrushy—

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

On December 9, 2005, Richard M. Scrushy filed a new complaint in the Circuit Court of Jefferson County, Alabama, captioned Scrushy v. HealthSouth, CV-05-7364. The complaint alleges that, as a result of Mr. Scrushy’s removal from the position of CEO in March 2003, we owe him “in excess of $70 million” pursuant to an employment agreement dated as of September 17, 2002. We have answered the complaint and filed counterclaims against Mr. Scrushy.

In addition, on or about December 19, 2005, Mr. Scrushy filed a demand for arbitration with the American Arbitration Association, supposedly pursuant to an indemnity agreement with us. The arbitration demand seeks to require us to pay expenses which he estimates exceed $31 million incurred by Mr. Scrushy, including attorneys’ fees, in connection with the defense of criminal fraud claims against him and in connection with a preliminary hearing in the SEC litigation.

In our counterclaim filed in the Alabama Circuit Court action, we have asked the court to prohibit Mr. Scrushy from having his claims resolved in arbitration, as opposed to a jury trial. After hearings on January 4, 2006 and January 23, 2006, the Alabama Circuit Court denied our motion to stay and enjoin the arbitration. However, the court ordered Mr. Scrushy to terminate the arbitration and withdraw his demand for arbitration, but left him the option of beginning arbitration at a later date on further order of the court. The court also granted Scrushy the right to petition the court to lift the stay after pre-trial discovery had occurred in the court proceeding between us and Mr. Scrushy.

On or about February 6, 2006, Mr. Scrushy filed a motion with the Alabama Supreme Court asking it to direct the Alabama Circuit Court to vacate its order requiring Mr. Scrushy to withdraw his arbitration demand, and to direct the Alabama Circuit Court to dismiss our counterclaim for a declaratory judgment and end “any further exercise of jurisdiction over this arbitration matter.” Mr. Scrushy’s motion is still pending.

We intend to vigorously defend ourselves in this case. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case.

Litigation by Other Former Officers—

On August 22, 2003, Anthony Tanner, our former Secretary and Executive Vice President—Administration, filed a petition in the Circuit Court of Jefferson County, Alabama, captioned In re Tanner, CV-03-5378, seeking permission to obtain certain information through the discovery process prior to filing a lawsuit. That petition was voluntarily dismissed with prejudice on August 11, 2004. On December 29, 2004, Mr. Tanner filed a lawsuit in the Circuit Court of Jefferson County, Alabama, captioned Tanner v. HealthSouth Corp., CV-04-7715, alleging that we breached his employment contract by failing to pay certain retirement benefits. The complaint requests damages, a declaratory judgment, and a preliminary injunction to require payment of past due amounts under the

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

contract and reinstatement of the claimed retirement benefits. The parties have agreed to settle this case. The settlement will not have a material effect on our financial position, results of operations, or cash flows.

On December 23, 2003, Jason Hervey, one of our former officers, filed a lawsuit captioned Hervey v. HealthSouth Corp., et al., CV-03-8031, in the Circuit Court of Jefferson County, Alabama. The complaint sought compensatory and punitive damages in connection with our alleged breach of his employment contract. We settled this lawsuit in 2005. The settlement did not have a material effect on our financial position, results of operations, or cash flows.

Litigation Against Former Officers—

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

On August 30, 2004, we filed a collection action in the United States District Court for the Northern District of Alabama, captioned HealthSouth Corp. v. Daniel J. Riviere, CV-04-CO-2592-S, to collect unpaid loans in the original principal amount of $3,163,421 that we made to Daniel J. Riviere, our former President—Ambulatory Services Division, while he was a HealthSouth employee. Mr. Riviere filed a six-count counterclaim against us on April 5, 2005 seeking (1) severance benefits exceeding $2 million under a written employment agreement dated March 18, 2003, (2) a declaratory judgment that the noncompete clause in his employment agreement is void, (3) damages in an unspecified amount based on stock allegedly purchased and held by him in reliance on misrepresentations made by Richard M. Scrushy, (4) $500,000 in lost profits based allegedly on us forcing him to sell shares of our common stock after he was terminated, (5) damages in an unspecified amount based on our alleged conversion of the cash value of certain insurance policies after his termination, and (6) set off of any award from his counterclaim against unpaid loans we made to him. On April 5, 2005, Mr. Riviere commenced a Chapter 7 bankruptcy case in the U.S. Bankruptcy Court for the Northern District of Florida, Case No. 05-30718-LMK, and this lawsuit is stayed pending resolution of the bankruptcy proceedings. We entered into a settlement agreement with Mr. Riviere and his bankruptcy trustee settling the disputes made the subject of the lawsuit. Pursuant to the settlement agreement, Mr. Riviere has agreed to pay us $1.5 million, plus accrued interest at 6% per annum, within three years. The settlement was approved by the bankruptcy court on November 8, 2005.

On July 28, 2005, we filed a collection action in the Circuit Court of Jefferson County, Alabama captioned HealthSouth Corp. v. William T. Owens, CV-05-4420, to collect unpaid loans in the original principal amount of approximately $1.0 million that we made to William T. Owens, our former Chief Financial Officer, while he was a HealthSouth employee. On March 16, 2006, the trial court granted from the bench our motion for summary judgment against Mr. Owens for the balance of the outstanding company loans, plus attorneys’ fees, and a written order to that effect should be issued shortly.

Litigation by Former Medical Director—

On April 5, 2001, Helen M. Schilling, one of our former medical directors, filed a lawsuit captioned Helen M. Schilling, M.D. v. North Houston Rehabilitation Associates d/b/a HealthSouth Houston Rehabilitation

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Institute, Romano Rehabilitation Hospital, Inc. and Anne Leon, Cause No. 01-04-02243-CV, in the 410th Judicial District Court of Montgomery County, Texas. The plaintiff claimed, among other things, that we wrongfully terminated her medical director agreement. On November 5, 2003, after a jury trial, the court entered a final judgment awarding the plaintiff $465,000 in compensatory damages and $865,000 in exemplary damages. We appealed the judgment and settled the case while on appeal in 2005. The settlement did not have a material effect on our financial position, results of operations, or cash flows.

Certain Regulatory Actions—

The False Claims Act, 18 U.S.C. § 287, allows private citizens, called “relators,” to institute civil proceedings alleging violations of the False Claims Act. These so-called qui tam, or “whistleblower,” cases are sealed by the court at the time of filing. The only parties privy to the information contained in the complaint are the relator, the federal government, and the presiding court. We recently settled one qui tam lawsuit, Devage, which is discussed in Note 21, Medicare Program Settlement. We are aware of one other qui tam lawsuit, Mathews, which is discussed below. It is possible that additional qui tam lawsuits have been filed against us and that we are unaware of such filings or have been ordered by the presiding court not to discuss or disclose the filing of such lawsuits. Thus, we may be subject to liability exposure under one or more undisclosed qui tam cases brought pursuant to the False Claims Act.

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

Americans with Disabilities Act Litigation—

On April 19, 2001 a nationwide class action now captioned Michael Yelapi, et al. v. St. Petersburg Surgery Center, et al., Case No: 8:01-CV-787-T-17EAJ, was filed in the United States District Court for the Middle District of Florida alleging violations of the Americans with Disabilities Act, 42 U.S.C. § 12181, et seq. (the “ADA”) and the Rehabilitation Act of 1973, 92 U.S.C. § 792 et seq. (the “Rehabilitation Act”) at our facilities. The complaint alleges violations of the ADA and Rehabilitation Act for the purported failure to remove barriers and provide accessibility to our facilities, including reception and admitting areas, signage, restrooms, phones, paths of access, elevators, treatment and changing rooms, parking, and door hardware. As a result of these alleged violations, the plaintiffs sought an injunction ordering that we make necessary modifications to achieve compliance with the ADA and the Rehabilitation Act, as well as attorneys’ fees. We have entered into a settlement agreement with the plaintiffs that provides for inspection of our facilities and requires us to correct any deficiencies under the ADA and the Rehabilitation Act. The settlement agreement was approved by the court on December 29, 2005. The settlement did not have a material effect on our financial position, results of operations, or cash flows.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

General Medicine, P.C. and Meadowbrook Actions—

Pursuant to a Plan and Agreement of Merger dated February 17, 1997, Horizon/CMS Healthcare Corporation (“Horizon/CMS”) became a wholly owned subsidiary of HealthSouth Corporation. At the time of the merger, there was pending against Horizon/CMS in the United States District Court for the Eastern District of Michigan a lawsuit captioned General Medicine, P.C. v. Horizon/CMS Healthcare Corporation, CV-96-72624 (the “Michigan Action”). The complaint in the Michigan Action alleged that Horizon/CMS wrongfully terminated a contract with General Medicine, P.C. (“General Medicine”) for the provision of medical directorship services to long-term care facilities owned and/or operated by Horizon/CMS. Effective December 31, 2001, while the Michigan Action was pending, we sold all of our stock in Horizon/CMS to Meadowbrook pursuant to a Stock Purchase Agreement dated November 2, 2001. Pursuant to the Stock Purchase Agreement, Meadowbrook agreed to indemnify us against losses arising out of the historic and ongoing operations of Horizon/CMS. The Michigan Action was disclosed to Meadowbrook in the Stock Purchase Agreement.

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

On February 28, 2005, the General Medicine case was transferred to the Circuit Court of Jefferson County, Alabama, and assigned case number CV-05-1483. On May 9, 2005, the Meadowbrook case was transferred to the Circuit Court of Jefferson County, Alabama, and assigned case number CV-05-3042.

On July 26, 2005, we filed an Answer and Verified Counterclaim for Injunctive and Other Relief in the Meadowbrook case seeking a judgment requiring Meadowbrook to indemnify us against the claims asserted by General Medicine in its complaint and other relief based upon legal and equitable theories. In August of 2005, both sides filed motions for summary judgment in the Meadowbrook case based upon the express language of the

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

indemnification provision in the Stock Purchase Agreement. On November 15, 2005, the court entered a final order determining that Meadowbrook is not contractually obligated under the Stock Purchase Agreement to indemnify us against the claims asserted by General Medicine in its complaint. The final order did not adjudicate our equitable claims against Meadowbrook which, if successful, would require Meadowbrook to pay our liability, if any, to General Medicine. On December 21, 2005, we filed an appeal of the court’s ruling that Meadowbrook has no contractual obligation to indemnify us under the Stock Purchase Agreement, captioned HealthSouth Corporation vs. Meadowbrook Healthcare, Inc., appeal no. 1050406 in the Supreme Court of Alabama.

On December 9, 2005, we filed a Motion to Consolidate the Meadowbrook case and the General Medicine case. On January 26, 2006, the court entered an order consolidating the two cases for purposes of discovery and pre-trial matters.

On December 9, 2005, we filed a First Amended Counterclaim asserting counterclaims against Meadowbrook, General Medicine and Horizon/CMS for fraud, injurious falsehood, tortious interference with business relations, bad faith, conspiracy, unjust enrichment, and other causes of action. The First Amended Counterclaim alleges that the Consent Judgment is the product of fraud, collusion and bad faith by Meadowbrook, General Medicine and Horizon/CMS and, further, that these parties are guilty of a conspiracy to manufacture a lawsuit against HealthSouth in favor of General Medicine and to divert the assets of Horizon/CMS to Meadowbrook and away from creditors, including HealthSouth.

We intend to vigorously defend ourselves against the claims alleged by the plaintiffs. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case.

For additional information about Meadowbrook, see Note 20, Related Party Transactions.

Massachusetts Real Estate Actions—

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

On April 16, 2003, Senior Housing Properties Trust (“SNH”) and its wholly owned subsidiary, HRES1 Properties Trust (“HRES1”), filed a lawsuit against us in Land Court for the Commonwealth of Massachusetts captioned Senior Housing Properties Trust and HRES1 Properties Trust v. HealthSouth Corporation, Misc. Case No 289182, seeking reformation of a lease pursuant to which we, through subsidiaries, operate the Braintree Rehabilitation Hospital in Braintree, Massachusetts and the New England Rehabilitation Hospital in Woburn, Massachusetts. HRES1 and SNH allege that certain of our representatives made false statements regarding our financial position, thereby inducing HRES1 to enter into lease terms and other arrangements to which it would not have otherwise agreed. HRES1 and SNH have since amended their complaint to add claims for rescission and damages for fraud. HRES1 and SNH seek to reform the lease to increase the annual rent from $8.7 million to $10.3 million, to increase the repurchase option price at the end of the lease term to $80.3 million from $40

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

million, and to change the lease term to expire on January 1, 2006 instead of December 31, 2011. We filed an answer to the complaint and amended complaint denying the allegations, and we asserted claims against HRPT and counterclaims against SNH and HRES1 for breach of contract, reformation, and fraud based on the failure to convey title to the property in North Andover. We also seek damages incurred as a result of that failure to convey. The two actions in the Land Court have been consolidated for all purposes.

On May 13, 2005, the Land Court ruled that we are entitled to a jury trial in the consolidated cases. SNH, HRES1, and HRPT have taken an interlocutory appeal from this order, and argument before the Massachusetts Supreme Judicial Court was held on March 7, 2006. The Supreme Judicial Court has not issued its order as of the date of this report. The consolidated Land Court cases have been stayed pending disposition of the appeal. The parties were still in the discovery phase of the proceedings at the time the stay came into effect. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of the consolidated cases.

In a related action, on November 2, 2004, we filed a lawsuit in the Commonwealth of Massachusetts, Middlesex County Superior Court, captioned HealthSouth Corporation v. HRES1 Properties Trust, Case No 04-4345, in response to our receipt of a notice from HRES1 purporting to terminate our lease governing the Braintree Rehabilitation Hospital in Braintree, Massachusetts and the New England Rehabilitation Hospital in Woburn, Massachusetts due to our alleged failure to furnish quarterly and annual financial information pursuant to the terms of the lease. In the lawsuit, we seek a declaration that we are not in default of our obligations under the lease, as well as an injunction preventing HRES1 from terminating the lease, taking possession of the property on which the hospitals and facilities are located, and assuming or acquiring the hospital businesses and any licenses related thereto. We filed an amended complaint asserting violations of the Massachusetts unfair and deceptive business practices statute and adding HRPT as a party. On November 8, 2004, HRES1 and SNH, its parent, filed a counterclaim seeking a declaration that it lawfully terminated the lease and an order requiring us to use our best efforts to transfer the licenses for the hospitals and to continue to manage the hospitals during the time necessary to effect such transfer.

On September 25, 2005, the Superior Court granted SNH and HRES1’s motion for summary judgment on our requests for declaratory and injunctive relief, ruling that their termination of the lease was valid, and the Court granted HRPT’s motion to dismiss. On September 29, 2005, the Court, at SNH and HRES1’s request, appointed a receiver to hold the “net cash proceeds of operations” of the facilities during the pendency of the litigation.

On November 30 and December 9, 2005, the Court conducted a bench trial on the issues relating to the parties’ relationship post-termination. On January 12, 2006, the Court issued an order accepting HRES1’s construction that: (1) the lease requires us to use our best efforts to accomplish the license transfer while managing the facilities for HRES1’s account; and (2) since October 26, 2004 and until a successor operator assumes control over the facilities, HRES1 is entitled to the net cash proceeds of the hospitals after deducting direct operating expenses and a management fee equal to 5% of net patient revenues. A judgment reflecting this order was entered on January 18, 2006. The judgment required us to pay these amounts for the period from October 26, 2004 through January 18, 2006, within 15 days of the entry of judgment, or February 2, 2006. For future monthly periods, HealthSouth is obligated to pay the net cash proceeds to HRES1 within 15 days of the end of each month. We do not anticipate that these payments will be material to our financial position, results of operations, or cash flows.

On January 24, 2006, we filed a Notice of Appeal from the judgment and all orders encompassed therein, including the order granting SNH and HRES1’s motion for summary judgment on the lease termination issue and their request for the appointment of a receiver. A hearing on the appeal has not yet been scheduled.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

On January 31, 2006, the Superior Court denied our request to stay the judgment during the appeal, and, on February 2, 2006, a Single Justice of the Appeals Court also denied our request for a stay. Accordingly, we are cooperating with HRES1 regarding transfer of the licenses. In addition, through December 31, 2005, we have paid HRES1 a total of approximately $4.6 million for the net cash proceeds of the hospitals for the period between October 26, 2004 and December 31, 2005.

Based on the judgment, our 2005 results of operations include only a management fee received from our management of the applicable facilities. We estimate that our net operating revenues and operating earnings were negatively impacted by approximately $111.7 million and $9.0 million, respectively, in 2005 as a result of this lease termination.

SNH, HRES1, and HRPT have recently filed motions seeking to require HealthSouth to pay their attorneys’ fees incurred in the Superior Court litigation. We have opposed these requests. A hearing on these motions is currently scheduled for April 11, 2006.

Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of the consolidated cases.

Other Litigation—

On September 17, 1998, John Darling, who was one of the federal False Claims Act relators in the now-settled Devage case, filed a lawsuit captioned Darling v. HealthSouth Sports Medicine & Rehabilitation, et al., 98-6110-CI-20, in the Circuit Court for Pinellas County, Florida. The complaint alleges that Mr. Darling was injured while receiving physical therapy during a 1996 visit to a HealthSouth outpatient rehabilitation facility in Clearwater, Florida. The complaint was amended in December 2004 to add a punitive damages claim. This amended complaint alleges that fraudulent misrepresentations and omissions by us resulted in the injury to Mr. Darling. The court recently ordered the parties to participate in non-binding arbitration. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this case.

We have been named as a defendant in two lawsuits brought by individuals in the Circuit Court of Jefferson County, Alabama, Nichols v. HealthSouth Corp., CV-03-2023, filed March 28, 2003, and Hilsman v. Ernst & Young, HealthSouth Corp., et al., CV-03-7790, filed December 12, 2003. The plaintiffs allege that we, some of our former officers, and our former auditor engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs seek compensatory and punitive damages. On March 24, 2003, a lawsuit captioned Warren v. HealthSouth Corp., et al., CV-03-5967, was filed in the Circuit Court of Montgomery County, Alabama. The lawsuit, which claims damages for the defendants’ alleged negligence, wantonness, fraud and breach of fiduciary duty, was transferred to the Circuit Court of Jefferson County, Alabama. Each of the lawsuits described in this paragraph has been consolidated with the Tucker case for discovery and other pretrial purposes.

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

On May 13, 2003, Plano Hospital Investors, Inc. (“Plano”) filed a complaint captioned Plano Hospital Investors, Inc., et al., v. HealthSouth Corp., et al., Cause No. 219-1416-03, in the 219th Judicial District Court of

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Collin County, Texas. Plano was a limited partner in Collin County Rehab Associates Limited Partnership, a partnership in which we, through wholly owned subsidiaries, are the general partner and hold limited partner interests. Plano alleged that we conducted unauthorized and improper sweeps of partnership funds into a HealthSouth centralized cash management account instead of a partnership account, that we improperly received late partnership distributions, and that the predecessor general partner took a negative capital contribution improperly increasing its interest, and upon the sale of that interest to us, our interest, in the partnership. Effective on or about May 31, 2005, we settled this case and obtained a full and final release of all claims. The settlement did not have a material effect on our financial position, results of operations, or cash flows.

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

On April 15, 2004, Klemett L. Belt, Jr. filed a complaint captioned Belt v. HealthSouth Corp., CV-2004-02517, in the Second Judicial District Court of Bernalillo County, New Mexico. Mr. Belt, a former executive officer and director of Horizon/CMS Healthcare Corporation, entered into a Non-Competition and Retirement Agreement with Horizon/CMS Healthcare Corporation that we subsequently assumed in our acquisition of Horizon/CMS Healthcare Corporation pursuant. Mr. Belt alleged in his complaint that he was entitled to retirement benefits, life insurance and, in the event of certain events of default, liquidated damages pursuant to a contractual provision requiring that the life insurance policies be fully paid and permitting Mr. Belt to receive a lump sum cash payment in lieu of certain unpaid retirement benefits. Mr. Belt alleges that we defaulted under the terms of the agreement due to our nonpayment of insurance policy premium payments beginning on December 31, 2003. As a result of our alleged default under the agreement, Mr. Belt sought liquidated damages in lieu of retirement benefits, payment of insurance policy premiums, amounts sufficient to compensate Mr. Belt for excess income taxes, interest, expenses, attorneys’ fees, and such other relief as may be determined by the court. We entered into a settlement agreement with Mr. Belt pursuant to which we must pay certain damages and relinquish our right to receive returned insurance premiums, if any, under a split dollar arrangement. The settlement did not have a material effect on our financial position, results of operations, or cash flows.

On June 2, 2003, Vanderbilt Health Services, Inc. and Vanderbilt University filed a lawsuit captioned Vanderbilt Health Services, Inc. and Vanderbilt University v. HealthSouth Corporation, Case No. 03-1544-III, in the Chancery Court for Davidson County, Tennessee. We are partners with the plaintiffs in a partnership that operates a rehabilitation hospital in Nashville, Tennessee. In the complaint, the plaintiffs allege that we violated the terms of a non-competition provision in the partnership agreement in connection with our purchase of a number of rehabilitation clinics in the Nashville area. Effective as of January 20, 2006, we settled this case and obtained a full and final release of all claims. The settlement did not have a material effect on our financial position, results of operations, or cash flows.

On July 19, 2005, Gary Bellinger filed a pro se complaint captioned Gary Bellinger v. Eric Hanson, d/b/a U.S. Strategies, Inc., Medika Group, Ltd., Laserlife, Inc., & Relife, Inc.; and Richard Scrushy, d/b/a HealthSouth,

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Litigation Reserves—

In connection with the SEC, securities, and ERISA litigation, we accrued approximately $31.0 million in legal fees as of December 31, 2003 that are included in Government, class action, and related settlements expense in our consolidated statement of operations for the year ended December 31, 2003.

Under our bylaws and certain indemnification agreements, we may have an obligation to indemnify our current and former officers and directors. Although we contest the validity of his claim, Richard M. Scrushy requested that we reimburse him for costs relating to his criminal defense, which he estimates exceed $31 million. We accrued an estimate of these legal fees as of December 31, 2005 and 2004, which is included in Professional fees—reconstruction and restatement in our consolidated statements of operations for the years ended December 31, 2005 and 2004 and Other current liabilities in our consolidated balance sheets as of December 31, 2005 and 2004 in connection with Mr. Scrushy’s claim.

Total accrued legal fees as of December 31, 2005 and 2004 included in Other current liabilities in our consolidated balance sheets approximated $47.6 million and $68.5 million, respectively.

Other Matters—

The reconstruction of our historical financial records has resulted in the restatement of not only our consolidated financial statements, but also the financial statements of certain of our subsidiary partnerships. While the process of communicating the effect of these restatements to the outside partners has begun, we anticipate the process of resolving the partnership issues arising from these restatements will continue through 2006 and beyond. The ultimate resolution of these matters may have a negative impact on our relationships with our partners, or could cause us to incur charges in future periods. As of December 31, 2005, we are unable to determine an amount of potential exposure or financial loss that might result from the ultimate resolution of these issues, or whether such resolution would have a material impact on our consolidated financial statements in future periods.

Other Commitments—

We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $32.1 million in 2006, $24.7 million in 2007, $9.5 million in 2008, $1.9 million in 2009, $1.7 million in 2010, and $23.5 million thereafter. These contracts primarily relate to software licensing and support, telecommunications, equipment maintenance within our diagnostic segment, and medical supplies. The amount due after 2010 represents a 20-year Master License and Services Agreement with IDX Information Systems Corporation, a provider of health information software applications, for their Flowcast and Imagecast/PACS systems for out diagnostic segment. These amounts do not include commitments related to the Digital Hospital, as discussed in Note 5, Property and Equipment.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

We also have commitments under severance agreements with former employees. Payments under these agreements for the next five years approximate $1.3 million in 2006, $0.2 million in 2007, $0.2 million in 2008, $0.2 million in 2009, $0.2 million in 2010, and $2.6 million thereafter. Additionally, we expect to pay approximately $0.6 million to Medicare in 2006 relating to certain overpayments received from Medicare in previous years.

25.	Segment Reporting:

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

We define segment operating earnings as income before (1) interest income; (2) interest expense and amortization of debt discounts and fees; (3) gain or loss on early extinguishment of debt; (4) gain or loss on sale of investments, and (5) income taxes. We also do not allocate corporate overhead to our operating segments. The chief operating decision maker of HealthSouth uses segment operating earnings as an analytical indicator for purposes of allocating resources to a particular segment and assessing segment performance. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies.

Our internal financial reporting and management structure is focused on the major types of services provided by HealthSouth. The following is a description of our operating segments:

•	Inpatient includes the operations of 93 freestanding IRFs, 10 LTCHs, and 101 outpatient facilities located in IRFs or in satellite facilities near our IRFs. In addition to HealthSouth facilities, our inpatient segment manages 14 inpatient rehabilitation units, 11 outpatient facilities, and 2 gamma knife radiosurgery centers through management contracts. We also provided management services to a rehabilitation hospital in Saudi Arabia until July 2004. However, the contract was not effectively terminated until October 2004.

Our IRFs provide comprehensive services to patients who require intensive institutional rehabilitation care. Inpatient rehabilitation patients typically experience significant physical disabilities due to various conditions, such as head injury, spinal cord injury, stroke, certain orthopedic problems, and neuromuscular disease. Our inpatient rehabilitation facilities provide the medical, nursing, therapy, and ancillary services required to comply with local, state, and federal regulations, as well as accreditation standards of the Joint Commission on Accreditation of Healthcare Organizations (the “JCAHO”). Some facilities are also accredited by the Commission on Accreditation of Rehabilitation Facilities. All of our inpatient rehabilitation facilities utilize an interdisciplinary team approach to the rehabilitation process and involve the patient and family, as well as the payor, in the determination of the goals for the patient. Internal case managers monitor each patient’s progress and provide documentation of patient status, achievement of goals, functional outcomes, and efficiency.

•

Surgery Centers includes the operations of our network of approximately 158 freestanding ambulatory surgery centers and 3 surgical hospitals. Our ambulatory surgery centers provide the facilities and medical support staff necessary for physicians to perform nonemergency surgical procedures in various specialties, such as orthopedic, GI, ophthalmology, plastic, and general surgery. Our typical ambulatory surgery center is a freestanding facility with two to six fully equipped operating and procedure rooms and ancillary areas for reception, preparation, recovery, and administration. To ensure consistent quality

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

of care, each of our surgery centers has a medical advisory committee that implements quality control procedures and reviews the professional credentials of physicians applying for medical staff privileges at the center. In addition, all but a few unique specialty centers are certified by the JCAHO.

•	Outpatient includes the operations of our network of approximately 620 outpatient rehabilitation centers and outpatient facilities owned by other health care providers that we manage. Our outpatient rehabilitation centers offer a range of rehabilitative health care services, including physical therapy and occupational therapy that are tailored to the individual patient’s needs, focusing predominantly on orthopedic, sports-related, work-related, hand and spine injuries, and various neurological/neuromuscular conditions. Outpatient treatments include physical, occupational/hand, and aquatic therapies.

•	Diagnostic includes the operations of our network of approximately 85 diagnostic centers. Our diagnostic centers provide outpatient diagnostic imaging services, including MRI services, CT services, X-ray services, ultrasound services, mammography services, nuclear medicine services, and fluoroscopy. Not all services are provided at all sites; however, most of our diagnostic centers are multi- modality centers offering multiple types of service. In addition, the segment operates five electro-shock wave lithotripter units.

•	Corporate and Other includes revenue-producing functions that are managed directly from our corporate office and that do not fall within one of the four divisions discussed above, including other patient care services and certain non-patient care services, including the operations of the conference center located on our corporate campus, various corporate marketing activities, our clinical research activities, and other services that are generally intended to complement our patient care services activities and certain costs which have not been allocated to the other operating segments.

Substantially all revenues for our services are generated through external customers. During the years ended December 31, 2005, 2004, and 2003, approximately 47.5%, 47.4%, and 44.6%, respectively of our revenues related to patients participating in the Medicare program.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Selected financial information for our operating segments for each of the three years ended December 31, 2005, is as follows (in thousands):

	Inpatient	Surgery Centers	Outpatient	Diagnostic	Corporate and Other	Totals
Year ended December 31, 2005
Net operating revenues	$1,810,401	$773,403	$379,417	$226,506	$79,106	$3,268,833
Intersegment revenues	—	—	—	—	61,105	61,105
Operating earnings (loss)	393,007	81,304	31,950	(1,038)	(528,652)	(23,429)
Interest income	2,808	3,130	473	242	22,229	28,882
Interest expense	10,945	7,400	2,589	2,941	326,567	350,442
Depreciation and amortization	66,351	36,165	13,418	26,107	25,071	167,112
Impairments	1,776	4,288	754	4,956	33,429	45,203
Equity earnings of affiliates	11,334	16,712	122	337	927	29,432
Total assets	1,510,497	884,794	120,752	140,342	938,828	3,595,213
Investment in and advances to nonconsolidated affiliates	26,182	16,324	109	2,463	1,310	46,388
Capital expenditures	38,839	17,634	12,984	1,862	22,726	94,045

Year ended December 31, 2004
Net operating revenues	$2,020,409	$817,661	$441,752	$234,652	$85,473	$3,599,947
Intersegment revenues	—	—	—	—	87,315	87,315
Operating earnings (loss)	436,913	93,583	39,207	(6,576)	(319,442)	243,685
Interest income	1,291	1,308	230	50	18,968	21,847
Interest expense	13,562	7,317	1,519	2,507	286,487	311,392
Depreciation and amortization	75,302	36,979	14,370	24,622	25,686	176,959
Impairments	—	2,748	3,479	856	30,207	37,290
Equity earnings (losses) of affiliates	10,077	(2,660)	72	441	2,019	9,949
Total assets	1,578,465	938,119	142,501	164,873	1,261,025	4,084,983
Investment in and advances to nonconsolidated affiliates	24,213	5,286	254	2,382	8,910	41,045
Capital expenditures	38,649	30,420	9,135	13,036	70,472	161,712

Year ended December 31, 2003
Net operating revenues	$1,997,963	$871,303	$519,864	$262,014	$80,247	$3,731,391
Intersegment revenues	—	—	—	—	73,499	73,499
Operating earnings (loss)	436,503	(42,638)	(54,235)	(35,324)	(488,002)	(183,696)
Interest income	1,967	2,223	292	105	10,412	14,999
Interest expense	11,361	6,498	1,387	2,627	251,180	273,053
Depreciation and amortization	71,363	40,726	19,849	27,275	26,339	185,552
Impairments	—	176,298	139,980	24,027	128,040	468,345
Equity earnings of affiliates	2,959	11,048	195	614	953	15,769
Total assets	1,642,227	995,279	174,655	179,678	1,329,600	4,321,439
Investment in and advances to nonconsolidated affiliates	20,136	16,974	239	3,399	8,805	49,553
Capital expenditures	16,055	34,108	4,095	5,093	74,043	133,394

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Segment Reconciliations:

	For the year ended December 31,
	2005	2004	2003
Net operating revenues:
Total segment net operating revenues	$3,268,833	$3,599,947	$3,731,391
Elimination of intersegment revenues	(61,105)	(87,315)	(73,499)

Total consolidated net operating revenues	$3,207,728	$3,512,632	$3,657,892

Interest income:
Total segment interest income	$28,882	$21,847	$14,999
Elimination of intersegment interest income	(11,741)	(8,757)	(7,726)

Total consolidated interest income	$17,141	$13,090	$7,273

Interest expense:
Total segment interest expense	$350,442	$311,392	$273,053
Elimination of intersegment interest expense	(11,741)	(8,757)	(7,726)

Total consolidated interest expense	$338,701	$302,635	$265,327

Loss from continuing operations:
Total segment operating earnings (loss)	$(23,429)	$243,685	$(183,696)
Interest income	17,141	13,090	7,273
Interest expense and amortization of debt discounts and fees	(338,701)	(302,635)	(265,327)
(Loss) gain on early extinguishment of debt	(33)	45	2,259
Gain (loss) on sale of investments	229	3,601	(15,811)

Loss from continuing operations before income tax expense (benefit) and cumulative effect of accounting change	$(344,793)	$(42,214)	$(455,302)

Total assets:
Total assets for reportable segments	$3,595,213	$4,084,983	$4,321,439
Elimination of intersegment assets	(3,000)	(1,990)	(111,736)

Total assets	$3,592,213	$4,082,993	$4,209,703

Geographic area data is as follows:

	For the year ended December 31,
	2005	2004	2003
Net operating revenues:
United States	$3,184,622	$3,491,408	$3,637,974
International	23,106	21,224	19,918

Total consolidated net operating revenues	$3,207,728	$3,512,632	$3,657,892

Property and equipment, net:
United States	$1,196,592	$1,328,558	$1,333,681
International	9,914	10,597	9,407

Total property and equipment, net	$1,206,506	$1,339,155	$1,343,088

Our international operations are primarily in Australia and Puerto Rico.

EXHIBIT INDEX

No.	Description
3.1	Restated Certificate of Incorporation of HealthSouth Corporation, as filed in the Office of the Secretary of State of the State of Delaware on May 21, 1998.*

3.2	By-Laws of HealthSouth Corporation, as amended through May 17, 2001.*

3.3	Certificate of Designation of 6.50% Series A Convertible Perpetual Preferred Stock, as filed with the Secretary of State of the State of Delaware on March 7, 2006 (incorporated by reference to Exhibit 3.1 to HealthSouth’s Current Report on Form 8-K dated March 9, 2006).

4.1.1	Indenture, dated as of June 22, 1998, between HealthSouth Corporation and PNC Bank, National Association, as trustee, relating to HealthSouth’s 6.875% Senior Notes due 2005 and 7.0% Senior Notes due 2008.*

4.1.2	Officer’s Certificate pursuant to Sections 2.3 and 11.5 of the Indenture, dated as of June 22, 1998, between HealthSouth Corporation and PNC Bank, National Association, as trustee, relating to HealthSouth’s 6.875% Senior Notes due 2005 and 7.0% Senior Notes due 2008.*

4.1.3	Instrument of Resignation, Appointment and Acceptance, dated as of April 9, 2003, among HealthSouth Corporation, J.P. Morgan Trust Company, National Association (successor in interest to PNC Bank, National Association), as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to HealthSouth’s 6.875% Senior Notes due 2005 and 7.0% Senior Notes due 2008.*

4.1.4	First Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of June 22, 1998, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to J.P. Morgan Trust Company, National Association (successor in interest to PNC Bank, National Association), relating to HealthSouth’s 6.875% Senior Notes due 2005 (incorporated by reference to Exhibit 99.1 to HealthSouth’s Current Report on Form 8-K dated June 24, 2004).

4.1.5	First Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of June 22, 1998, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to J.P. Morgan Trust Company, National Association (successor in interest to PNC Bank, National Association), relating to HealthSouth’s 7.0% Senior Notes due 2008 (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K dated June 24, 2004).

4.1.6	Second Supplemental Indenture, dated as of February 15, 2006, to the Indenture, dated as of June 22, 1998, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to J.P. Morgan Trust Company, National Association (successor in interest to PNC Bank, National Association), relating to HealthSouth’s 7.0% Senior Notes due 2008 (incorporated by reference to Exhibit 4.3 to HealthSouth’s Current Report on Form 8-K filed February 17, 2006).

4.2.1	Indenture, dated as of September 25, 2000, between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008.*

4.2.2	Instrument of Resignation, Appointment and Acceptance, dated as of May 8, 2003, among HealthSouth Corporation, The Bank of New York, as resigning trustee, and HSBC Bank USA, as successor trustee, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008.*

4.2.3	Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of September 25, 2000 between HealthSouth Corporation and HSBC Bank USA, as successor trustee to The Bank of New York, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008.*

4.2.4	Second Supplemental Indenture, dated as of May 14, 2004, to the Indenture dated as of September 25, 2000 between HealthSouth Corporation and HSBC Bank USA, as successor trustee to The Bank of New York, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K dated May 14, 2004).

No.	Description
4.2.5	Third Supplemental Indenture, dated as of February 15, 2006, to the Indenture dated as of September 25, 2000 between HealthSouth Corporation and HSBC Bank USA, as successor trustee to The Bank of New York, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.4 to HealthSouth’s Current Report on Form 8-K filed February 17, 2006).

4.3.1	Indenture, dated as of February 1, 2001, between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008.*

4.3.2	Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of February 1, 2001 between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008.*

4.3.3	Second Supplemental Indenture, dated as of May 14, 2004, to the Indenture dated as of February 1, 2001 between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008 (incorporated by reference to Exhibit 99.1 to HealthSouth’s Current Report on Form 8-K dated May 14, 2004).

4.3.4	Third Supplemental Indenture, dated as of February 15, 2006, to the Indenture dated as of February 1, 2001 between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008 (incorporated by reference to Exhibit 4.1 to HealthSouth’s Current Report on Form 8-K filed February 17, 2006).

4.4.1	Indenture, dated as of September 28, 2001, between HealthSouth Corporation and National City Bank, as trustee, relating to HealthSouth’s 7.375% Senior Notes due 2006 and 8.375% Senior Notes due 2011.*

4.4.2	Instrument of Resignation, Appointment and Acceptance, dated as of April 9, 2003, among HealthSouth Corporation, National City Bank, as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to HealthSouth’s 7.375% Senior Notes due 2006 and 8.375% Senior Notes due 2011.*

4.4.3	Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of September 28, 2001 between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 7.375% Senior Notes due 2006 and 8.375% Senior Notes due 2011.*

4.4.4	Second Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 7.375% Senior Notes due 2006 (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K dated June 24, 2004).

4.4.5	Third Supplemental Indenture, dated as of February 15, 2006, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 7.375% Senior Notes due 2006 (incorporated by reference to Exhibit 4.2 to HealthSouth’s Current Report on Form 8-K filed February 17, 2006).

4.4.6	Second Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 8.375% Senior Notes due 2011 (incorporated by reference to Exhibit 99.4 to HealthSouth’s Current Report on Form 8-K dated June 24, 2004).

4.4.7	Third Supplemental Indenture, dated as of February 15, 2006, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 8.375% Senior Notes due 2011 (incorporated by reference to Exhibit 4.6 to HealthSouth’s Current Report on Form 8-K filed February 17, 2006).

No.	Description
4.5.1	Indenture, dated as of May 22, 2002, between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012.*

4.5.2	Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of May 22, 2002 between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012.*

4.5.3	First Supplemental Indenture, dated as of June 24, 2004, to the Indenture dated as of May 22, 2002 between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012 (incorporated by reference to Exhibit 99.5 to HealthSouth’s Current Report on Form 8-K dated June 24, 2004).

4.5.4	Second Supplemental Indenture, dated as of February 15, 2006, to the Indenture dated as of May 22, 2002 between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012 (incorporated by reference to Exhibit 4.5 to HealthSouth’s Current Report on Form 8-K filed February 17, 2006).

4.6	Indenture, dated as of June 16, 1986, between Greenery Rehabilitation Group, Inc. and Shawmut Bank of Boston, N.A., as trustee, relating to the 6.500% Convertible Subordinated Debentures due 2011.*

4.7	Indenture, dated as of April 1, 1990, between Greenery Rehabilitation Group, Inc. and The Connecticut National Bank, as trustee, relating to the 8.750% Convertible Senior Subordinated Notes due 2015.*

4.8	Registration Rights Agreement, dated February 28, 2006, between HealthSouth and the purchasers party to the Securities Purchase Agreement, dated February 28, 2006, re: HealthSouth’s sale of 400,000 shares of 6.50% Series A Convertible Perpetual Preferred Stock.

10.1.1	Senior Subordinated Credit Agreement, dated as of January 16, 2004, among HealthSouth Corporation, the lenders party thereto, and Credit Suisse First Boston, as Administrative Agent and Syndication Agent (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated January 16, 2004).

10.1.2	Warrant Agreement, dated as of January 16, 2004, between HealthSouth Corporation and Wells Fargo Bank Northwest, N.A., as Warrant Agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K dated January 16, 2004).

10.1.3	Registration Rights Agreement, dated as of January 16, 2004, among HealthSouth Corporation and the entities listed on the signature pages thereto as Holders of Warrants and Transfer Restricted Securities (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K dated January 16, 2004).

10.1.4	Consent and Waiver No. 1, dated February 15, 2006, to the Senior Subordinated Credit Agreement, dated as of January 16, 2004, among HealthSouth Corporation, the lenders party thereto and Credit Suisse (formerly known as Credit Suisse First Boston), as Administrative Agent and Syndication Agent.

10.2.1	Amended and Restated Credit Agreement, dated as of March 21, 2005, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Deutsche Bank Trust Company Americas, as Documentation Agent (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated March 22, 2005).

10.2.2	Collateral and Guarantee Agreement dated as of March 21, 2005, between HealthSouth Corporation and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K dated March 22, 2005).

No.	Description
10.2.3	Waiver, dated as of February 16, 2006 and effective as of February 22, 2006, to the Amended and Restated Credit Agreement dated as of March 21, 2005, among HealthSouth Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.

10.3.1	Term Loan Agreement, dated as of June 15, 2005, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. as Co-Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K dated June 15, 2005).

10.3.2	Amendment and Waiver No. 1, dated February 15, 2006, to the Term Loan Agreement, dated as of June 15, 2005, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. as Co-Lead Arrangers and Joint Bookrunners.

10.4.1	Lease Agreement, dated as of December 27, 2001, between State Street Bank and Trust Company of Connecticut, National Association, as Owner Trustee for Digital Hospital Trust 2001-1, and HealthSouth Medical Center, Inc.*

10.4.2	Participation Agreement, dated as of December 27, 2001, among HealthSouth Medical Center, Inc., HealthSouth Corporation, State Street Bank and Trust Company of Connecticut, National Association, as Owner Trustee for Digital Hospital Trust 2001-1, the various banks and other lending institutions which are parties thereto from time to time as Holders and Lenders, and First Union National Bank.*

10.5	HealthSouth Corporation Change in Control Benefits Plan (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K filed November 14, 2005).+

10.6	HealthSouth Corporation Amended and Restated 1993 Consultants Stock Option Plan.*

10.7.1	HealthSouth Corporation 1995 Stock Option Plan, as amended.* +

10.7.2	Form of Non-Qualified Stock Option Agreement (1995 Stock Option Plan).* +

10.8.1	HealthSouth Corporation 1997 Stock Option Plan.* +

10.8.2	Form of Non-Qualified Stock Option Agreement (1997 Stock Option Plan).* +

10.9.1	HealthSouth Corporation 1998 Restricted Stock Plan.* +

10.9.2	Form of Restricted Stock Agreement (1998 Restricted Stock Plan).* +

10.10	HealthSouth Corporation 1999 Executive Equity Loan Plan.* +

10.11.1	HealthSouth Corporation 2002 Non-Executive Stock Option Plan.*

10.11.2	Form of Non-Qualified Stock Option Agreement (2002 Non-Executive Stock Option Plan).*

10.12.1	HealthSouth Corporation Amended and Restated 2004 Director Incentive Plan.+

10.12.2	Form of Restricted Stock Unit Agreement (Amended and Restated 2004 Director Incentive Plan).+

10.13	HealthSouth Corporation Executive Deferred Compensation Plan.* +

10.14	HealthSouth Corporation Employee Stock Benefit Plan, as amended.* +

10.15	Employment Agreement, dated as of May 3, 2004, between HealthSouth Corporation and Jay F. Grinney.* +

10.16	Employment Agreement, dated as of June 30, 2004, between HealthSouth Corporation and Michael D. Snow.* +

10.17	Employment Agreement, dated as of September 3, 2004, between HealthSouth Corporation and John L. Workman (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated September 3, 2004).+

No.	Description
10.18.1	Employment Agreement, dated as of February 1, 2004, between HealthSouth Corporation and John Markus.* +

10.18.2	Amendment 1, dated as of April 14, 2004, to Employment Agreement, dated as of February 1, 2004, between HealthSouth Corporation and John Markus.* +

10.19	Employment Agreement, dated as of March 15, 2004, between HealthSouth Corporation and Gregory L. Doody.* +

10.20	Employment Agreement, dated as of July 1, 2004, between HealthSouth Corporation and Karen G. Davis (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated October 11, 2004).+

10.21.1	Employment Agreement, dated as of March 15, 2004, between HealthSouth Corporation and Diane L. Munson.* +

10.21.2	Amendment 1, dated as of April 12, 2004, to Employment Agreement, dated as of March 15, 2004, between HealthSouth Corporation and Diane Munson.* +

10.22	Employment Agreement, dated as of September 27, 2004, between HealthSouth Corporation and Mark J. Tarr (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K dated October 11, 2004).+

10.23	Employment Agreement, dated as of March 1, 2005, between HealthSouth Corporation and Joseph T. Clark (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated February 3, 2005).+

10.24	Employment Agreement, dated as of March 1, 2005, between HealthSouth Corporation and James C. Foxworthy (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K dated February 3, 2005).+

10.25	Form of Restricted Stock Agreement, dated as of March 1, 2005, between HealthSouth Corporation and each of Joel C. Gordon and Robert P. May (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K dated March 1, 2005).+

10.26	Letter Agreement, dated as of May 10, 2005, between HealthSouth Corporation and Joel C. Gordon (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K dated May 10, 2005).+

10.27	Settlement Agreement, dated as of December 30, 2004, by and among HealthSouth Corporation, the United States of America, acting through the entities named therein and certain other parties named therein (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated December 30, 2004).

10.28	Administrative Settlement Agreement, dated as of December 30, 2004, by and among the United States Department of Health and Human Services acting through the Centers for Medicare & Medicaid Services and its officers and agents, including, but not limited to, its fiscal intermediaries, and HealthSouth Corporation (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K dated December 30, 2004).

10.29	Corporate Integrity Agreement, dated as of December 30, 2004, by and among the Office of Inspector General of the Department of Health and Human Services and HealthSouth Corporation (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K dated December 30, 2004).

10.30.1	Consent of Defendant HealthSouth Corporation, dated June 1, 2005, in the lawsuit captioned Securities and Exchange Commission v. HealthSouth Corporation and Richard M. Scrushy, CV-03-J-0615-S (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K dated June 8, 2005).

10.30.2	Form of Final Judgment as to Defendant HealthSouth Corporation in the lawsuit captioned Securities and Exchange Commission v. HealthSouth Corporation and Richard M. Scrushy, CV-03-J-0615-S (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K dated June 8, 2005).

No.	Description
10.31	Form of Indemnity Agreement entered into between HealthSouth Corporation and the directors of HealthSouth.* +

10.32	Form of letter agreement with former directors.* +

10.33	Written description of Senior Management Bonus Program (incorporated by reference to Item 1.01 to HealthSouth’s Current Report on Form 8-K dated March 1, 2005).+

10.34	Amended Class Action Settlement Agreement, dated July 25, 2005, with representatives of the plaintiff class relating to the action consolidated on July 2, 2003, captioned IN RE HEALTHSOUTH CORP. ERISA LITIGATION, No. CV-03-BE-1700 (N.D. Ala.).

10.35.1	Written description of HealthSouth Corporation Key Executive Incentive Program (incorporated by reference to Item 1.01 to HealthSouth’s Current Report on Form 8-K dated November 21, 2005).+

10.35.2	Form of Key Executive Incentive Award Agreement (Key Executive Incentive Program).+

10.36.1	HealthSouth Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K, dated November 21, 2005).+

10.36.2	Form of Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan).+

10.37.1	Asset Purchase Agreement, dated as of July 20, 2005, by and among HealthSouth Corporation, HealthSouth Medical Center, Inc., and The Board of Trustees of The University of Alabama.

10.37.2	Amended and Restated Asset Purchase Agreement, dated as of December 31, 2005, by and among HealthSouth Corporation, HealthSouth Medical Center, Inc., and The Board of Trustees of The University of Alabama.

10.38	Commitment Letter, dated February 2, 2006, from JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Citicorp North America, Inc., Citigroup Global Markets Inc., Merrill Lynch Capital Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K, dated February 3, 2006).

10.39.1	Credit Agreement, dated March 10, 2006, by and among HealthSouth, the lenders party thereto, JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent, Citicorp North America, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as co-syndication agents; and Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P. and Wachovia Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K, dated March 16, 2006).

10.39.2	Collateral and Guarantee Agreement, dated as of March 10, 2006, by and among HealthSouth, certain of the Company’s subsidiaries and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K, dated March 16, 2006).

10.40	Interim Loan Agreement, dated March 10, 2006, by and among HealthSouth and certain of the Company’s subsidiaries, the lenders party thereto, Merrill Lynch Capital Corporation, as administrative agent, Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as co-syndication agents; and Deutsche Bank AG Cayman Islands Branch, Goldman Sachs Credit Partners L.P. and Wachovia Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K, dated March 16, 2006).

10.41	Securities Purchase Agreement, dated February 28, 2006, between HealthSouth and the purchasers party thereto re: the sale of 400,000 shares of 6.50% Series A Convertible Perpetual Preferred Stock.

11	Computation of Per Share Earnings.

12	Computation of Ratios.

14	HealthSouth Corporation Standards of Business Conduct.

21	Subsidiaries of HealthSouth Corporation.*

No.	Description
24	Power of Attorney.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on June 27, 2005.
+	Management contract or compensatory plan or arrangement.

