Form 10-Q
period 2006-03-31
HEALTHSOUTH CORP
filed 2006-05-15
CIK 785161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The registrant had 398,244,960 shares of common stock outstanding, net of treasury shares, as of April 30, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2006	December 31, 2005
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$137,294	$175,502
Current portion of restricted cash	160,232	156,412
Marketable securities	812	23,839
Accounts receivable, net of allowance for doubtful accounts of $130,007 in 2006; $124,360 in 2005	417,933	405,105
Other current assets	125,122	113,397

Total current assets	841,393	874,255
Property and equipment, net	1,189,380	1,206,464
Goodwill	912,620	911,403
Intangible assets, net	52,460	54,247
Investment in and advances to nonconsolidated affiliates	47,354	46,388
Other long-term assets	413,755	499,456

Total assets	$3,456,962	$3,592,213

(Continued)

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2006	December 31, 2005
	(In Thousands, Except Share Data)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current portion of long-term debt	$57,976	$33,959
Accounts payable	111,112	124,156
Accrued expenses and other current liabilities	430,505	476,308
Refunds due patients and other third-party payors	137,703	142,278
Current portion of government, class action, and related settlements	334,275	333,124

Total current liabilities	1,071,571	1,109,825
Long-term debt, net of current portion	3,308,396	3,368,705
Government, class action, and related settlements, net of current portion	114,402	135,245
Other long-term liabilities	259,414	245,417

	4,753,783	4,859,192

Commitments and contingencies
Minority interest in equity of consolidated affiliates	287,706	273,742
Convertible perpetual preferred stock, $.10 par value; 1,500,000 shares authorized; issued: 400,000 in 2006; none issued and outstanding in 2005; liquidation preference of $1,000 per share	387,452	—

Shareholders’ deficit:
Common stock, $.01 par value; 600,000,000 shares authorized; issued: 440,991,021 in 2006; 440,504,976 in 2005	4,410	4,405
Capital in excess of par value	2,856,266	2,851,993
Accumulated deficit	(4,523,965)	(4,088,827)
Accumulated other comprehensive loss	(1,289)	(937)
Treasury stock, at cost (42,805,989 shares in 2006 and 42,796,508 in 2005)	(307,166)	(307,120)
Notes receivable from shareholders, officers, and management employees	(235)	(235)

Total shareholders’ deficit	(1,971,979)	(1,540,721)

Total liabilities and shareholders’ deficit	$3,456,962	$3,592,213

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed balance sheets.

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In Thousands, Except Per Share Data)
Net operating revenues	$791,987	$848,595
Operating expenses:
Salaries and benefits	363,860	366,595
Professional and medical director fees	21,437	16,516
Supplies	76,107	78,973
Other operating expenses	154,182	147,421
Provision for doubtful accounts	23,058	23,566
Depreciation and amortization	37,109	49,109
(Gain) loss on disposal of assets	(5,059)	14,559
Impairment of long-lived assets	—	11,937
Government, class action, and related settlements expense	128	215,000
Professional fees—accounting, tax, and legal	48,637	51,390

Total operating expenses	719,459	975,066
Loss on early extinguishment of debt	361,077	—
Interest expense and amortization of debt discounts and fees	85,375	86,493
Interest income	(4,063)	(3,379)
Gain on sale of investments	(894)	(1,651)
Loss on interest rate swap	3,815	—
Equity in net income of nonconsolidated affiliates	(4,545)	(10,945)
Minority interests in earnings of consolidated affiliates	36,123	32,515

Loss from continuing operations before income tax expense	(404,360)	(229,504)
Provision for income tax expense	17,933	10,878

Loss from continuing operations	(422,293)	(240,382)
Loss from discontinued operations, net of income tax expense	(12,845)	(17,822)

Net loss	$(435,138)	$(258,204)

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(411)	(111)
Unrealized gain on available-for-sale securities	59	26

Other comprehensive loss	(352)	(85)

Comprehensive loss	$(435,490)	$(258,289)

Weighted average common shares outstanding:
Basic	397,735	396,522

Diluted	414,754	398,905

Basic and diluted loss per share:
Loss from continuing operations	$(1.06)	$(0.61)
Loss from discontinued operations, net of tax	(0.03)	(0.04)

Net loss per share	$(1.09)	$(0.65)

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed statements.

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
Net cash (used in) provided by operating activities	$(71,313)	$16,570

Cash flows from investing activities:
Capital expenditures	(20,774)	(27,244)
Proceeds from disposal of assets	5,441	2,225
Proceeds from sale and maturities of marketable securities	31,218	—
Purchase of investments, net of cash equivalents	(8,144)	(535)
Proceeds from sale of equity interests on nonconsolidated affiliates	1,529	—
Repurchase of equity interests of nonconsolidated affiliates	(32)	(44)
Proceeds from sale of equity interests on consolidated affiliates	9,994	7,065
Repurchase of equity interests of consolidated affiliates	(2,637)	(2,013)
Decrease in cash related to conversion of consolidated affiliates to equity method affiliates	—	(2,179)
(Decrease) increase in cash related to conversion of equity method affiliates to consolidated affiliates	(103)	2,089
Net change in restricted cash	14,859	(14,241)
Net cash provided by (used in) investing activities of discontinued operations	17,597	(864)

Net cash provided by (used in) investing activities	48,948	(35,741)

Cash flows from financing activities:
Checks in excess of bank balance	(2,223)	(20,955)
Principal borrowings on notes	3,050,000	65
Principal payments on debt	(3,400,177)	(449)
Borrowings on revolving credit facility	50,000	—
Principal payments under capital lease obligations	(4,789)	(8,031)
Purchase of treasury stock	(46)	—
Issuance of convertible perpetual preferred stock	400,000	—
Preferred stock issuance costs	(12,548)	—
Debt issuance costs	(66,720)	(12,713)
Distributions to minority interests of consolidated affiliates	(21,537)	(20,939)
Net cash used in financing activities of discontinued operations	(7,769)	(1,562)

Net cash used in financing activities	(15,809)	(64,584)

Effect of exchange rate changes on cash and cash equivalents	(411)	(111)

Decrease in cash and cash equivalents	(38,585)	(83,866)
Cash and cash equivalents at beginning of period	175,502	449,124
Cash and cash equivalents of discontinued operations at beginning of period	2,093	6,287
Less: Cash and cash equivalents of discontinued operations at end of period	(1,716)	(3,454)

Cash and cash equivalents at end of period	$137,294	$368,091

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed statements.

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation:

HealthSouth Corporation, incorporated in Delaware in 1984, and its subsidiaries, is one of the largest providers of rehabilitative health care, ambulatory surgery, and diagnostic imaging services in the United States. References herein to “HealthSouth,” the “Company,” “we,” “our,” or “us” refer to HealthSouth Corporation and its subsidiaries unless otherwise stated or indicated by context. We provide these services through a national network of inpatient and outpatient rehabilitation facilities, outpatient surgery centers, diagnostic centers, and other health care facilities.

The accompanying unaudited condensed consolidated financial statements of HealthSouth Corporation and Subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission (the “SEC”) in HealthSouth’s 2005 Annual Report on Form 10-K (the “2005 Form 10-K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted in these interim statements, as allowed by such SEC rules and regulations. The balance sheet as of December 31, 2005 has been derived from audited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In our opinion, the accompanying condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state the financial position, results of operations, and cash flows for each interim period presented.

Reclassifications—

Certain financial results have been reclassified to conform to the current period presentation. Such reclassifications primarily relate to facilities we closed or sold in the three months ended March 31, 2006 that qualify under Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to be reported as discontinued operations. We reclassified our condensed consolidated balance sheet for the year ended December 31, 2005 and our condensed consolidated statement of operations and comprehensive loss and statement of cash flows for the three months ended March 31, 2005 to show the results of those qualifying facilities in the three months ended March 31, 2006 as discontinued operations.

Convertible Perpetual Preferred Stock—

We classify our Convertible perpetual preferred stock on the balance sheet using the guidance in SEC Accounting Series Release No. 268, Presentation in Financial Statements of “Redeemable Preferred Stocks,” and Emerging Issues Task Force (“EITF”) Topic D-98, “Classification and Measurement of Redeemable Securities.” Our Convertible perpetual preferred stock contains fundamental change provisions that allow the holder to require us to redeem the preferred stock for cash if certain events occur. As redemption under these provisions is not solely within our control, we have classified our Convertible perpetual preferred stock as temporary equity.

We also examined whether the embedded conversion option in our Convertible perpetual preferred stock should be bifurcated under the guidance in FASB Statement No. 133, Accounting for Derivative Instruments and

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hedging Activities, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and we determined that bifurcation is not necessary.

Stock-Based Compensation—

HealthSouth has various shareholder- and non-shareholder-approved stock-based compensation plans that provide for the granting of stock-based compensation to certain employees and directors, which are described more fully in Note 6, Stock-Based Compensation, and in our 2005 Form 10-K. Prior to January 1, 2006, we accounted for those stock-based compensation plans using the recognition and measurement principles of the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, and applied the disclosure-only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, we recognized compensation expense on the date of grant only if the current market price of the underlying stock on the grant date exceeded the exercise price of the stock-based award.

In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004), Share-Based Payment, which revises FASB Statement No. 123 and supersedes APB Opinion No. 25. FASB Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under FASB Statement No. 123 are no longer an alternative to financial statement recognition.

In March 2005, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB No. 107 expresses the view of the SEC Staff regarding the interaction between FASB Statement No. 123(R) and certain SEC rules and regulations and provides the SEC Staff’s views regarding the valuation of share-based payment arrangements for public companies. The SEC Staff believes the guidance in SAB No. 107 will assist public companies in their initial implementation of FASB Statement No. 123(R) beginning with the first interim or annual period of the first fiscal year that begins after June 15, 2005.

Effective January 1, 2006, we adopted FASB Statement No. 123(R) using the modified prospective method. Under this method, compensation cost recognized during the three months ended March 31, 2006 includes: (1) compensation cost for the portions of all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123 amortized on a straight-line basis over the options’ remaining vesting period beginning January 1, 2006, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB Statement No. 123(R) amortized on a straight-line basis over the options’ requisite service period. Pro forma results for prior periods have not been restated. We calculated the historical pool of windfall tax benefits using the short cut method allowed under FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

As a result of adopting FASB Statement No. 123(R) on January 1, 2006, our Loss from continuing operations before income tax expense and our Net loss are both $2.7 million higher for the three months ended March 31, 2006 than had we continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted Net loss per share for the three months ended March 31, 2006 would have remained unchanged at $1.09 per share had we not adopted FASB Statement No. 123(R). The adoption of FASB Statement No. 123(R) had no impact on cash flows from operations or financing activities. There were no material

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized tax benefits during the three months ended March 31, 2006 related to our adoption of FASB Statement No. 123(R).

The following table illustrates the effect on Net loss and Net loss per share had we applied the fair value recognition provisions of FASB Statement No. 123 to account for our stock-based compensation during the three months ended March 31, 2005, since stock-based compensation was not accounted for using the fair value recognition method during that period. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by FASB Statement No. 123, is amortized to expense over the vesting period of such awards (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net loss, as reported	$(258,204)
Add: Stock-based employee compensation expense included in reported net loss	250
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,305)

Pro forma net loss	$(259,259)

Loss per share:
Basic and diluted—as reported	$(0.65)

Basic and diluted—pro forma	$(0.65)

The historical pro forma impact of applying the fair value method prescribed by FASB Statement No. 123 is not representative of the impact that may be expected in the future due to changes in option grants in future years and changes in assumptions such as volatility, interest rates, and expected life used to estimate the fair value of future grants.

Derivative Instruments—

We account for derivative instruments under the guidance in FASB Statement No. 133 and its related amendments in FASB Statement No. 137, Deferral of the Effective Date of FASB Statement No. 133, FASB Statement No. 138, Accounting for Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133, and FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FASB Statement No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship.

As of March 31, 2006, we hold only one derivative instrument, an interest rate swap, that is not designated as a hedge. Therefore, in accordance with FASB Statement No. 133, all changes in the fair value of this interest rate swap are reported in current-period earnings. For additional information regarding this interest rate swap, see Note 4, Long-term Debt.

Professional Fees—Accounting, Tax, and Legal—

Professional fees—accounting, tax, and legal for the three months ended March 31, 2006 related primarily to professional services to support the preparation of our 2005 Form 10-K. During the three months ended

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005, these fees primarily related to the preparation of our comprehensive Form 10-K for the years ended December 31, 2003 and 2002, including the restatement of our previously issued 2001 and 2000 consolidated financial statements.

Recent Accounting Pronouncements—

Since the filing of our 2005 Form 10-K, we do not believe any recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

2. Guarantees:

In conjunction with the sale of certain facilities in prior years, HealthSouth agreed to enter into subleases for certain properties with certain purchasers and, as a condition of the sublease, agreed to act as a guarantor of the purchaser’s performance on the sublease. Should the purchaser, as sublessee, fail to pay the rent due on these leases, the lessor would have contractual recourse against us.

As of March 31, 2006, we had entered into four such sublease guarantee arrangements. The remaining terms of these subleases range from one year to nine years. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximates $11.3 million.

We have not recorded a liability for these guarantees, as we do not believe it is probable we will have to perform under these agreements. In the event we are required to perform under these guarantees, we could potentially have recourse against the sublessee for recovery of any amounts paid. These guarantees are not secured by any assets under the leases. As of March 31, 2006, we have not been required to perform under any such sublease guarantees.

3. Investment in and Advances to Nonconsolidated Affiliates:

The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in thousands):

	Three Months Ended March 31,
	2006	2005
Net operating revenues	$35,239	$35,460
Operating expenses	(24,781)	(22,622)
Income from continuing operations	10,458	12,838
Net income	$9,623	$11,664

Source Medical—

As discussed in more detail in our 2005 Form 10-K, in April 2001, we established Source Medical Solutions, Inc. (“Source Medical”) to continue development and allow commercial marketing of a wireless clinical documentation system originally developed by HealthSouth. Currently, we estimate we own approximately 7% of Source Medical.

During 2001, HealthSouth guaranteed a $6.0 million promissory note executed by Source Medical as part of an acquisition of a company. Source Medical did not perform under the terms of the promissory note and litigation ensued. Therefore, we recorded a $6.0 million liability due to our guarantee of the promissory note.

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Source Medical reached a settlement agreement related to the litigation in December 2005, and a dismissal of these matters occurred in U.S. District Court on March 30, 2006. Therefore, the $6.0 million liability was removed from our balance sheet through an entry to Other operating expenses in March 2006.

4. Long-term Debt:

Our long-term financing obligations outstanding consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Advances under $250 million revolving credit facility	$—	$—
Advances under $400 million revolving credit facility	50,000	—
Senior Term Loans	—	313,425
Term Loans	—	200,000
Term Loan Facility	2,050,000	—
Interim Loan	1,000,000	—
Bonds Payable—	—	—
7.000% Senior Notes due 2008	4,962	249,162
10.750% Senior Subordinated Notes due 2008	30,213	318,312
8.500% Senior Notes due 2008	9,429	343,000
8.375% Senior Notes due 2011	310	347,365
7.375% Senior Notes due 2006	16,618	180,300
7.625% Senior Notes due 2012	1,520	904,839
6.500% Convertible Subordinated Debentures due 2011	6,311	6,311
8.750% Convertible Subordinated Notes due 2015	10,136	10,136
10.375% Senior Subordinated Credit Agreement due 2011	—	332,356
Hospital revenue bond	500	500
Notes payable to banks and others at interest rates from 5.0% to 6.7%	6,632	6,881
Noncompete agreements	118	154
Capital lease obligations	179,623	189,923

	3,366,372	3,402,664
Less current portion	(57,976)	(33,959)

Long-term debt, less current portion	$3,308,396	$3,368,705

The following chart shows scheduled payments due on long-term debt for the next five years and thereafter (in thousands):

	Face Amount	Net Amount
April 1 through December 31, 2006	$43,260	$43,223
2007	45,959	40,949
2008	81,864	86,809
2009	43,121	41,285
2010	43,527	43,527
2011	38,130	38,440
Thereafter	3,070,613	3,072,139

Total	$3,366,474	$3,366,372

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides information regarding our Interest expense and amortization of debt discounts and fees presented in our condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2006	2005
Interest expense	$76,620	$74,670
Amortization of debt discount	1,069	1,509
Amortization of consent fees/bond issue costs	4,976	7,318
Amortization of loan fees	2,710	2,996

Total	$85,375	$86,493

The discussion that follows highlights the recapitalization transactions that occurred during the three months ended March 31, 2006. For a description of all other indebtedness, as well as a more detailed description of each of the recapitalization transactions, see our 2005 Form 10-K and Note 5, Convertible Perpetual Preferred Stock. The terms “Amended and Restated Credit Agreement” and “Term Loan Agreement” are defined in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2005 Form 10-K.

Recapitalization Transactions—

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

We used a portion of the proceeds of the loans under the new senior secured credit facilities, the proceeds of the interim loan, and the proceeds of the $400 million offering of convertible perpetual preferred stock, along with cash on hand and cash obtained from liquidation of available-for-sale marketable securities, to prepay substantially all of our prior indebtedness and to pay fees and expenses related to such prepayment and the Recapitalization Transactions. The remainder of the proceeds and availability under the senior secured credit facilities are expected to be used for general corporate purposes. In addition, the letters of credit issued under the revolving letter of credit subfacility and the synthetic letter of credit facility will be used in the ordinary course of business to secure workers’ compensation and other insurance coverages and for general corporate purposes.

As a result of the Recapitalization Transactions, we recorded an approximate $361.1 million Loss on early extinguishment of debt in the first quarter of 2006.

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Offers to Purchase and Consent Solicitations—

On February 2, 2006, we announced that we were offering to purchase, and soliciting consents seeking approval of proposed amendments to the indentures governing, our 7.375% Senior Notes due 2006, 7.000% Senior Notes due 2008, 8.500% Senior Notes due 2008, 8.375% Senior Notes due 2011, 7.625% Senior Notes due 2012, and our 10.750% Senior Subordinated Notes due 2008 (collectively, the “Notes”). On February 15, 2006, we announced that a majority in principal amount of the holders of our Notes had delivered consents under the indentures governing these Notes, thereby approving proposed amendments to the indentures.

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

On February 22, 2006, we entered into an amendment and waiver (the “Waiver”) to our Amended and Restated Credit Agreement. Pursuant to the terms of the Waiver, the lenders waived, in the event the recapitalization did not occur substantially simultaneously with the issuance of the convertible perpetual preferred stock, certain provisions of the Amended and Restated Credit Agreement to the extent required to permit us to apply 100% of the net proceeds of the issuance of the convertible perpetual preferred stock to the prepayment or repayment of other existing indebtedness. In connection with the Waiver, we paid to each lender executing the Waiver a waiver fee equal to 0.05% of the principal amount of such lender’s loans.

Senior Credit Facility—

On March 10, 2006, we entered into a credit agreement (the “Credit Agreement”) with a consortium of financial institutions (collectively, the “Lenders”). The Credit Agreement provides for credit of up to $2.55 billion of senior secured financing. The $2.55 billion available under the Credit Agreement includes (1) a six-year $400 million revolving credit facility (the “Revolving Loans”), with a revolving letter of credit subfacility and swingline loan subfacility, (2) a six-year $100 million synthetic letter of credit facility, and (3) a seven-year $2.05 billion term loan facility (the “Term Loan Facility”). The Term Loan Facility amortizes in quarterly installments, commencing with the quarter ending on September 30, 2006, equal to 0.25% of the original principal amount thereof, with the balance payable upon the final maturity. Loans under the Credit Agreement bear interest at a rate of, at our option, (1) LIBOR, adjusted for statutory reserve requirements (“Adjusted LIBOR”) or (2) the higher of (a) the federal funds rate plus 0.5% and (b) JPMorgan Chase Bank, N.A.’s (“JPMorgan”) prime rate, in each case, plus an applicable margin that varies depending upon our leverage ratio and corporate credit rating. We are also subject to a commitment fee of 0.5% per annum on the daily amount of the unutilized commitments under the Revolving Loans and synthetic letter of credit facility.

Our interest rate under the Credit Agreement was 8.2% at March 31, 2006. As of March 31, 2006, approximately $50.0 million was drawn in Revolving Loans, excluding approximately $21.3 million utilized

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the revolving letter of credit subfacility. Approximately $100.0 million was utilized under the synthetic letter of credit facility as of March 31, 2006.

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

Interim Loan Agreement—

On March 10, 2006, we and the Subsidiary Guarantors also entered into the Interim Loan Agreement (the “Interim Loan Agreement”) with a consortium of financial institutions (collectively, the “Interim Lenders”). The Interim Loan Agreement provides us with $1 billion of senior unsecured interim financing. The loans under the Interim Loan Agreement will mature on March 10, 2007 (the “Initial Maturity Date”). Any Interim Lender who has not been repaid in full on or prior to the Initial Maturity Date will have the option to receive exchange notes (the “Exchange Notes”) issued under a certain indenture (the “Exchange Note Indenture”) in exchange for the outstanding loan. If any such Lender does not exchange its loans for Exchange Notes on the Initial Maturity Date, the maturity date of the loans will automatically extend to March 10, 2014, prior to which such Lender may exchange its loans for Exchange Notes at any time. The proceeds of the loans under the Interim Loan Agreement were used to refinance a portion of our prior indebtedness and to pay fees and expenses related to such refinancing. Our obligations under the Interim Loan Agreement are guaranteed by the Subsidiary Guarantors.

Prior to the Initial Maturity Date, subject to certain agreed upon minimum and maximum rates, the loans will bear interest at a rate per annum equal to: (1) Adjusted LIBOR plus 4.5% for the period following the closing date on March 10, 2006 and ending prior to September 10, 2006 and (2) Adjusted LIBOR plus 5.5% as of September 10, 2006 and an additional 0.50% at the end of each three-month period commencing on September 10, 2006 until but excluding the Initial Maturity Date. After the Initial Maturity Date, subject to certain agreed upon minimum and maximum rates, the loans that have not been repaid or exchanged for Exchange Notes will bear interest at the rate borne by the loans on the day immediately preceding the Initial Maturity Date plus 0.5% during the three-month period commencing on the Initial Maturity Date and an additional 0.5% at the beginning of each subsequent three-month period. At March 31, 2006, our interest rate under the Interim Loan Agreement was 9.2%.

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

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Rate Swap—

Under the Credit Agreement, we must enter into and maintain, for a period of at least three years after the effective date of the Credit Agreement, one or more swap agreements to convert at least 50% of our consolidated total indebtedness (as defined in the Credit Agreement and excluding the Interim Loan Agreement) to fixed rates. Therefore, on March 23, 2006, we entered into an interest rate swap with Goldman Sachs Capital Markets L.P. that was retroactively effective as of March 10, 2006, which was the day we entered into the Credit Agreement. On March 28, 2006, the swap was syndicated and the following allocation of credit risk was made:

Goldman Sachs Capital Markets L.P.	33.4%
Wachovia Bank, N.A.	33.3%
JPMorgan	33.3%

The notional amount of the interest rate swap as of March 31, 2006 was $2.0 billion, but is subject to adjustment in accordance with an amortization schedule that correlates to required and expected payments under the Credit Agreement. We pay a fixed rate of 5.2% under the swap agreement. Net settlements are made quarterly on each March 10, June 10, September 10, and December 10, commencing on June 10, 2006. The above counterparties pay a floating rate based on 3-month LIBOR, which was 4.9% at March 10, 2006. The termination date of the swap is March 10, 2011.

We entered into this swap based on the requirements under our Credit Agreement to convert the floating rate of the Credit Agreement to the fixed rate of the swap in an effort to limit our exposure to variability in interest payments caused by changes in LIBOR. As of March 31, 2006, we had not designated the relationship between the Credit Agreement and interest rate swap as a hedge under FASB Statement No. 133. Therefore, changes in the fair value of the interest rate swap during the three months ended March 31, 2006 have been included in current-period earnings as Loss on interest rate swap. The fair market value of the swap as of March 31, 2006 was approximately ($3.4) million and is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheet. Accrued interest under the swap agreement was approximately $0.4 million in favor of the counterparties as of March 31, 2006. This amount has been included in Loss on interest rate swap for the three months ended March 31, 2006.

5. Convertible Perpetual Preferred Stock:

On March 7, 2006, we completed the sale of 400,000 shares of our 6.50% Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock has an initial liquidation preference of $1,000 per share of Series A Preferred Stock, which is contingently subject to accretion. Holders of Series A Preferred Stock are entitled to receive, when and if declared by our Board of Directors, cash dividends at the rate of 6.50% per annum on the accreted liquidation preference per share, payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year, commencing on July 15, 2006. Dividends on Series A Preferred Stock are cumulative. If we are prohibited by the terms of our credit facilities, debt indentures, or other debt instruments from paying cash dividends on the Series A Preferred Stock, we may pay dividends in shares of our common stock, or a combination of cash and shares of our common stock, if the shares of our common stock delivered as payment are freely transferable by the recipient thereof (other than by reason of the fact that the recipient is our affiliate) or if a shelf registration statement relating to that common stock is effective to permit the resale thereof. Shares of our common stock delivered as dividends will be valued at 95% of their market value. Unpaid dividends will accrete at an annual rate of 8.0% per year for the relevant dividend period and will be reflected as an accretion to the liquidation preference of the Series A Preferred Stock. The Series A Preferred Stock is convertible, at the option of the holder, at any time into shares of our common stock at an initial conversion price of $6.10 per share, which is equal to an initial conversion rate of approximately 163.9344 shares

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of common stock per share of Series A Preferred Stock, subject to specified adjustments. On or after July 20, 2011, we may cause the shares of Series A Preferred Stock to be automatically converted into shares of our common stock at the conversion rate then in effect if the closing sale price of our common stock for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date we give the notice of forced conversion exceeds 150% of the conversion price of the Series A Preferred Stock. If we are subject to a fundamental change, as defined in the Certificate of Designation of the Series A Preferred Stock, each holder of shares of Series A Preferred Stock has the right, subject to certain limitations, to require us to purchase any or all of its shares of Series A Preferred Stock at a purchase price equal to 100% of the accreted liquidation preference, plus any accrued and unpaid dividends to the date of purchase. In addition, if holders of the Series A Preferred Stock elect to convert shares of Series A Preferred Stock in connection with certain fundamental changes, we will in certain circumstances increase the conversion rate for such shares of Series A Preferred Stock. As redemption of the Series A Preferred Stock is contingent upon the occurrence of a fundamental change, and since we do not deem a fundamental change probable of occurring, accretion of our Convertible perpetual preferred stock is not necessary.

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

The Series A Preferred Stock will be, with respect to dividend rights and rights upon liquidation, winding-up, or dissolution: (1) senior to all classes of our common stock and each other class of capital stock or series of preferred stock established after the original issue date of the Series A Preferred Stock (which we will refer to as the “Issue Date”), the terms of which do not expressly provide that such class or series ranks senior to or on a parity with the Series A Preferred Stock as to dividend rights or rights upon our liquidation, winding-up, or dissolution; (2) on a parity with any class of capital stock or series of preferred stock established after the Issue Date, the terms of which expressly provide that such class or series will rank on a parity with the Series A Preferred Stock as to dividend rights or rights upon our liquidation, winding-up, or dissolution; (3) junior to each class of capital stock or series of preferred stock established after the Issue Date, the terms of which expressly provide that such class or series will rank senior to the Series A Preferred Stock as to dividend rights or rights upon our liquidation, winding-up, or dissolution; and (4) junior to all our existing and future debt obligations and other liabilities, including claims of trade creditors.

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

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

we fail to comply with any of the foregoing requirements, then, in each case, we will pay additional dividends to all holders of Series A Preferred Stock equal to the applicable dividend rate or accretion rate for the relevant period plus (1) 0.25% per annum for the first 90 days after such registration default and (2) thereafter, 0.50% per annum.

As of March 31, 2006, cumulative dividends on our Series A Preferred Stock approximated $1.7 million. We have not recorded these dividends as a liability as of March 31, 2006, as no such dividends have been declared by our board of directors.

6. Stock-Based Compensation:

Employee Stock-Based Compensation Plans—

As of March 31, 2006, we had outstanding options from the 1993, 1995, 1997, 1999, and 2002 Stock Option Plans, the Key Executive Incentive Program (the “Key Executive Program”), the 2005 Equity Incentive Plan, and several other stock option plans assumed from various acquisitions that occurred in prior years (collectively, the “Option Plans”). The Option Plans are designed to provide a performance incentive by issuing options to purchase shares of HealthSouth common stock to certain members of our board of directors, officers, and employees. The Option Plans provide for the granting of both incentive stock options and nonqualified stock options. The terms and conditions of the options, including exercise prices and the periods in which options are exercisable, generally are at the discretion of the Compensation and Stock Option Committee of the Board of Directors; however, no options are exercisable beyond approximately ten years from the date of grant and granted options vest over the awards’ requisite service periods, which can be up to five years depending on the type of award granted. As of March 31, 2006, the following Option Plans have authorized shares available to grant (in thousands):

Authorized Shares
Plan
1997	2,875
2002	5,108
2005 Equity Incentive	15,855

Total authorized shares	23,838

Restricted Stock—

We can issue restricted common stock under the 1998 Restricted Stock Plan (the “Restricted Stock Plan”) to executives and key employees of HealthSouth. The terms of the Restricted Stock Plan make available up to 3,000,000 shares of common stock to be granted beginning in 1998 through 2008. Awards made under the Restricted Stock Plan vest over a three-year requisite service period. Fair value is determined by the market price of our common stock on the grant date. A summary of our restricted share awards from the Restricted Stock Plan is as follows (share information in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Nonvested shares at December 31, 2005	825	$5.26
Granted	450	5.30
Vested	—	—
Forfeited	—	—

Nonvested shares at March 31, 2006	1,275	$5.28

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2006, 1,550,000 shares had not been awarded and were available for future grants. Unrecognized compensation expense related to unvested shares was $4.7 million at March 31, 2006. We expect to recognize this expense over the next 35 months.

In November 2005, we also issued restricted common stock to our key executives under the Key Executive Program. Total issued grants consisted of 577,735 shares of restricted stock. The weighted-average fair value of the restricted shares was $3.87 per share and the shares are subject to a three-year requisite service period with 25% of the shares vesting on January 1, 2007, 25% of the shares vesting on January 1, 2008, and 50% of the shares vesting on January 1, 2009. None of the awards made under this plan have vested at either December 31, 2005 or March 31, 2006. Unrecognized compensation expense related to the unvested shares was $1.8 million at March 31, 2006. We expect to recognize this expense over the next 34 months.

We recognized compensation expense under the Restricted Stock Plan and the Key Executive Program, which is included in Salaries and benefits in the accompanying condensed consolidated statements of operations and comprehensive loss, as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Compensation expense:
Restricted Stock Plan	$435	$157
Key Executive Incentive Program	276	—

	$711	$157

Stock Options—

The fair values of the options granted during the three months ended March 31, 2006 have been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Three Months Ended March 31, 2006
Expected volatility	46.5%
Risk-free interest rate	4.6%
Expected life (years)	4.6
Dividend yield	0.0%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. We estimate our expected term through an analysis of actual, historical post-vesting exercise, cancellation, and expiration behavior by our employees and projected post-vesting activity of outstanding options. We calculate volatility based on the historical volatility of our common stock over the period commensurate with the expected life of the options, excluding a distinct period of extreme volatility between 2002 and 2003. The risk-free interest rate is the implied daily yield currently available on U.S. Treasury issues with a remaining term closely approximating the expected term used as the input to the Black-Scholes option pricing model. The Company does not pay a dividend and we do not include a dividend payment as part of our pricing model. We estimate forfeitures through an analysis of

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

actual, historical pre-vesting option cancellations. Under the Black-Scholes option-pricing model, the weighted- average fair value per share of employee stock options granted during the three months ended March 31, 2006 and 2005 was $2.36 and $2.51, respectively.

A summary of our stock option activity and related information is as follows (in thousands, except price per share and remaining life):

	Shares	Weighted- Average Exercise Price	Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2005	15,983	$6.70
Granted	6,332	5.30
Exercised	—	—
Forfeitures	(620)	5.06
Cancellations	(525)	9.69
Expirations	(75)	17.72

Outstanding, March 31, 2006	21,095	6.21	8.0	$3,977

Exercisable, March 31, 2006	8,847	7.67	6.3	$2,517

We recognized approximately $2.7 million of compensation expense related to our stock options in the three months ended March 31, 2006. During the three months ended March 31, 2005, we followed the disclosure-only provisions of FASB Statement No. 123 and did not recognize any compensation expense. As of March 31, 2006, there was $22.3 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 2.3 years.

Non-Employee Stock-Based Compensation Plans—

In 2004, the Special Committee of our board of directors (“Special Committee”) adopted the 2004 Director Incentive Plan, as amended and restated, to provide incentives to our non-employee members of the Special Committee. Up to 2,000,000 shares may be granted pursuant to the 2004 Director Incentive Plan through the award of shares of unrestricted common stock, restricted shares of common stock (“restricted stock”), and/or through the award of a right to receive shares of common stock (“RSUs”). Restricted awards are subject to a three-year graded vesting period, while the RSUs are fully vested when awarded.

A summary of our restricted share awards from the 2004 Director Incentive Plan is as follows (share information in thousands):

	Shares	Weighted- Average Grant Date Fair Value
Nonvested shares at December 31, 2005	97	$5.93
Granted	—	—
Vested	(37)	5.85
Forfeited	—	—

Nonvested shares at March 31, 2006	60	$5.98

During the three months ended March 31, 2006, we issued 152,500 RSUs with a fair value of $5.31 per unit. These RSUs were fully vested on the grant date. Therefore, we recognized approximately $0.8 million of compensation expense upon their issuance. No RSUs were issued prior to January 1, 2006.

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2006, 1,722,265 shares had not been awarded and were available for future grants. Deferred compensation related to unvested shares was $0.2 million as of March 31, 2006 and December 31, 2005. We expect to recognize this expense over the next 21 months.

We recognized compensation expense under the 2004 Director Incentive Plan and other individual restricted stock agreements, which is included in Salaries and benefits in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
2004 Director Incentive Plan and other individual agreements	$848	$93

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Discontinued Operations:

For the facilities identified during the three months ended March 31, 2006 that met the requirements of FASB Statement No. 144, we reclassified our condensed consolidated balance sheet as of December 31, 2005 and our condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2005 to show the results of those facilities as discontinued operations. The operating results of discontinued operations, by operating segment and in total, are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Inpatient:
Net operating revenues	$—	$—
Costs and expenses	93	227

Loss from discontinued operations	(93)	(227)
Gain on disposal of assets of discontinued operations	69	362
Income tax expense	—	—

(Loss) income from discontinued operations	$(24)	$135

Surgery Centers:
Net operating revenues	$740	$7,619
Costs and expenses	977	10,804

Loss from discontinued operations	(237)	(3,185)
Gain (loss) on disposal of assets of discontinued operations	5,429	(258)
Income tax expense	—	—

Income (loss) from discontinued operations	$5,192	$(3,443)

Outpatient:
Net operating revenues	$37	$5,421
Costs and expenses	639	6,317

Loss from discontinued operations	(602)	(896)
(Loss) gain on disposal of assets of discontinued operations	(274)	468
Income tax expense	—	—

Loss from discontinued operations	$(876)	$(428)

Diagnostic:
Net operating revenues	$—	$1,334
Costs and expenses	588	2,226
Impairments	524	—

Loss from discontinued operations	(1,112)	(892)
(Loss) gain on disposal of assets of discontinued operations	(376)	749
Income tax expense	—	—

Loss from discontinued operations	$(1,488)	$(143)

Corporate and Other:
Net operating revenues	$10,668	$33,918
Costs and expenses	19,012	41,443
Impairments	—	6,589

Loss from discontinued operations	(8,344)	(14,114)
(Loss) gain on disposal of assets of discontinued operations	(7,305)	171
Income tax expense	—	—

Loss from discontinued operations	$(15,649)	$(13,943)

Total:
Net operating revenues	$11,445	$48,292
Costs and expenses	21,309	61,017
Impairments	524	6,589

Loss from discontinued operations	(10,388)	(19,314)
(Loss) gain on disposal of assets of discontinued operations	(2,457)	1,492
Income tax expense	—	—

Loss from discontinued operations	$(12,845)	$(17,822)

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assets and liabilities of discontinued operations consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Assets:
Cash and cash equivalents	$1,716	$2,093
Accounts receivable, net	6,860	6,920
Other current assets	9,806	3,115

Total current assets	18,382	12,128

Property and equipment, net	8,232	34,453
Intangible assets, net	726	744
Other long-term assets	4,577	4,535

Total long-term assets	13,535	39,732

Total assets	$31,917	$51,860

Liabilities:
Current portion of long-term debt	$59	$2,036
Accounts payable and other current liabilities	5,812	238

Total current liabilities	5,871	2,274

Long-term debt, net of current portion	—	5,792
Other long-term liabilities	5,225	984

Total long-term liabilities	5,225	6,776

Total liabilities	$11,096	$9,050

On July 20, 2005, we executed an asset purchase agreement with The Board of Trustees of the University of Alabama (the “University of Alabama”) for the sale of the real property, furniture, fixtures, equipment and certain related assets associated with our 219 licensed-bed acute care hospital located in Birmingham, Alabama (the “Birmingham Medical Center”) for $33.0 million. Simultaneously with the execution of this purchase agreement with the University of Alabama, we executed an agreement with an affiliate of the University of Alabama whereby this entity provided certain management services to the Birmingham Medical Center. On December 31, 2005, we executed an amended and restated asset purchase agreement with the University of Alabama. This amended and restated agreement provided that the University of Alabama purchase the Birmingham Medical Center and associated real and personal property as well as our interest in the gamma knife partnership associated with this hospital. This transaction closed on March 31, 2006 and resulted in a net loss on disposal of assets of approximately $7.3 million.

We have transferred the hospital and associated real and personal property, but will transfer our interest in the gamma knife partnership at a later date. Both the certificate of need under which the hospital operated and the licensed beds operated by us at the hospital were transferred as part of the sale of the hospital under the amended and restated agreement. The transaction also required that we acquire and convey title to the University of Alabama or its affiliate for certain professional office buildings that we leased. During the course of negotiations with the landlord of these properties, we agreed to continue certain rent payment obligations related to the terminated lease. The costs to terminate the lease associated with the professional office buildings approximated $29 million. These lease termination costs are the primary factor that contributed to the $7.3 million net loss on disposal of assets.

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

After consummation of this agreement with the University of Alabama, we no longer have the ability to operate or sell the Digital Hospital project as an acute care hospital without obtaining an additional certificate of need or specific exception. For additional information related to the Digital Hospital, see our 2005 Form 10-K.

8. Income Taxes:

Our Provision for income tax expense for the three months ended March 31, 2006 includes the following: (1) current income tax expense of $5.7 million in continuing operations attributable to state income taxes of subsidiaries which have separate state tax filing requirements and income taxes for other subsidiaries that are not included in our federal consolidated income tax return, and (2) deferred income tax expense of $12.2 million in continuing operations attributable to future tax liabilities to be incurred by subsidiaries that are not included in our federal consolidated income tax return and increases in the basis difference of certain indefinite-lived assets.

We have significant federal and state net operating losses. We assess the realization of our deferred tax assets quarterly to determine whether an adjustment to the valuation allowance is required. After consideration of all evidence, both positive and negative, management concluded that it is more likely than not that we will not realize a portion of our deferred tax assets. Therefore, a valuation allowance has been established on substantially all of our net deferred tax assets. No valuation allowance has been provided on deferred assets and liabilities attributable to subsidiaries not included within the federal consolidated group. The valuation allowance for the quarter also increased in part as a result of certain deferred tax liabilities that are indefinite-lived, which inherently means that the reversal period of these liabilities is unknown. Therefore, for scheduling the expected utilization of deferred tax assets as required by FASB Statement No. 109, Accounting for Income Taxes, these indefinite-lived liabilities cannot be looked upon as a source of future taxable income, and an additional valuation allowance must be established.

Our Provision for income tax expense for the same period in 2005 consisted of substantially the same items of current and deferred taxes. Income tax expense for the three months ended March 31, 2006 increased due to the fact that we filed a request for a tax accounting method change which impacted the amortization of certain indefinite-lived assets. The entire impact of this change of approximately $8.3 million was reflected in the three months ended March 31, 2006.

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Loss Per Share:

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

	Three Months Ended March 31,
	2006	2005
Numerator:
Loss from continuing operations	$(422,293)	$(240,382)
Loss from discontinued operations	(12,845)	(17,822)

Net loss	$(435,138)	$(258,204)

Denominator:
Basic—weighted average common shares outstanding	397,735	396,522

Diluted—weighted average common shares outstanding	414,754	398,905

Basic and diluted loss per share:
Loss from continuing operations	$(1.06)	$(0.61)
Loss from discontinued operations	(0.03)	(0.04)

Net loss	$(1.09)	$(0.65)

Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options, restricted stock awards, convertible debentures, restricted stock units, and convertible perpetual preferred stock. For the three months ended March 31, 2006 and 2005, the number of potential shares approximated 17.0 million and 2.4 million, respectively. Including these potential common shares in the denominator resulted in an antidilutive per share amount due to our Loss from continuing operations. Therefore, no separate computation of diluted loss per share is presented.

Options to purchase approximately 19.5 million and 5.8 million shares of common stock were outstanding during the three months ended March 31, 2006 and 2005, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.

We repaid our 3.25% Convertible Debentures which were due April 1, 2003 from the net proceeds of a loan arranged by Credit Suisse First Boston on January 16, 2004. In connection with this transaction, we issued warrants to the lender to purchase ten million shares of our common stock. Each warrant has a term of ten years from the date of issuance and an exercise price of $6.50 per share. The warrants were not assumed exercised for dilutive shares outstanding because they were antidilutive in the period.

As discussed in more detail in Note 5, Convertible Perpetual Preferred Stock, in March 2006, we issued 400,000 shares of convertible perpetual preferred stock as part of a recapitalization of HealthSouth. We use the if-converted method to include the convertible perpetual preferred stock in our computation of diluted loss per share.

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2006, we agreed to issue approximately 25.1 million common shares and approximately 40.8 million common stock warrants to settle our class action securities litigation. For additional information, see Note 10, Settlements.

10. Settlements:

Medicare Program Settlement—

Pursuant to the global settlement agreement, as described in our 2005 Form 10-K, we agreed to make cash payments to the United States in the aggregate amount of $325 million, plus accrued interest from November 4, 2004 at an annual rate of 4.125%. Through March 31, 2006, we have made payments of approximately $175.6 million (excluding interest), with the remaining balance of $149.4 million (plus interest) to be paid in quarterly installments ending in the fourth quarter of 2007. As of March 31, 2006 and December 31, 2005, approximately $84.1 million and $83.3 million, respectively, of the cash settlement amount are included in Current portion of government, class action, and related settlements in our condensed consolidated balance sheets.

SEC Settlement—

Under the terms of our settlement with the SEC, as described in our 2005 Form 10-K, we agreed to pay a $100 million civil penalty and disgorgement of $100 to the SEC in the following installments: $12,500,100 by October 15, 2005; $12.5 million by April 15, 2006; $25.0 million by October 15, 2006; $25.0 million by April 15, 2007; and $25.0 million by October 15, 2007. As of the date of this filing, we are current with all payments required under the above payment schedule. Payments due under the SEC Settlement are included in Government, class action, and related settlements in the condensed consolidated balance sheets.

Securities Litigation Settlement—

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

There can be no assurances that a final settlement agreement can be reached or that the proposed settlement will receive the required court approval. We recorded a charge of $215 million as Government, class action, and related settlements expense in our 2005 condensed consolidated statement of operations and comprehensive loss. The corresponding liability is included in Current portion of government, class action, and related settlements in our condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005. The charge for the settlement will be revised in future periods to reflect additional changes in the fair value of the common stock and warrants until they are issued.

11. Contingencies:

Significant Legal Proceedings—

We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims, and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. The resolution of any such lawsuits, claims, or legal and regulatory proceedings could materially and adversely affect our results of operations and financial position in a given period.

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities Litigation—

See Note 10, Settlements, “Securities Litigation Settlement,” for discussion of a global, preliminary settlement with the lead plaintiffs in certain securities actions.

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

On January 3, 2006, the Alabama Circuit Court in the Tucker case granted the plaintiff’s motion for summary judgment against Mr. Scrushy on a claim for the restitution of incentive bonuses Scrushy received for years 1996 through 2002. Including pre-judgment interest, the court’s total award was approximately $48 million. The judgment does not resolve other claims brought by the plaintiff against Scrushy, which remain pending. On February 8, 2006, the Alabama Supreme Court stayed execution on the judgment and ordered briefing on whether or not the Alabama Circuit Court’s order was appropriate for certification as a final appealable order pursuant to Rule 54(b). On April 12, 2006, the Alabama Supreme Court lifted its stay of execution on the judgment and ruled that the Alabama Circuit Court’s order was appropriate for certification as a final appealable order. The Alabama Circuit Court’s order granting summary judgment remains on appeal. To date, the plaintiff has not executed the judgment.

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

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ERISA Litigation—

In 2003, six lawsuits were filed in the United States District Court for the Northern District of Alabama against us and some of our current and former officers and directors alleging breaches of fiduciary duties in connection with the administration of our Employee Stock Benefit Plan (the “ESOP”). These lawsuits were consolidated under the caption In re HealthSouth Corp. ERISA Litigation, Consolidated Case No. CV-03-BE-1700-S (the “ERISA Action”). The plaintiffs filed a consolidated complaint on December 19, 2003 that alleges, generally, that fiduciaries to the ESOP breached their duties to loyally and prudently manage and administer the ESOP and its assets in violation of sections 404 and 405 of the Employee Retirement Income Security Act of 1974, 29 U.S.C. § 1001 (“ERISA”), by failing to monitor the administration of the ESOP, failing to diversify the portfolio held by the ESOP, and failing to provide other fiduciaries with material information about the ESOP. The plaintiffs seek actual damages including losses suffered by the plan, imposition of a

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

constructive trust, equitable and injunctive relief against further alleged violations of ERISA, costs pursuant to 29 U.S.C. § 1132(g), and attorneys’ fees. The plaintiffs also seek damages related to losses under the plan as a result of alleged imprudent investment of plan assets, restoration of any profits made by the defendants through use of plan assets, and restoration of profits that the plan would have made if the defendants had fulfilled their fiduciary obligations. Pursuant to an Amended Class Action Settlement Agreement entered into on March 6, 2006, all parties have agreed to a global settlement of the claims in the ERISA Action. Under the terms of this settlement, Michael Martin, a former chief financial officer of the company, will contribute $350,000 to resolve claims against him, Richard Scrushy, former chief executive officer of the company, and our insurance carriers will contribute $3.5 million to resolve claims against him, and HealthSouth and its insurance carriers will contribute $25 million to settle claims against all remaining defendants, including HealthSouth. In addition, if we recover any or all of the judgment against Mr. Scrushy for the restitution of incentive bonuses paid to him during 1996 through 2002, we will contribute the first $1 million recovered to the class in the ERISA Action. There can be no assurance that the settlement will be approved by an independent fiduciary appointed to review the settlement on behalf of the ESOP or that the settlement will receive the required court approval.

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

Litigation by and Against Richard M. Scrushy—

After the dismissal of several lawsuits filed against us by Richard M. Scrushy, on December 9, 2005 Mr. Scrushy filed a complaint in the Circuit Court of Jefferson County, Alabama, captioned Scrushy v.

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

HealthSouth, CV-05-7364. The complaint alleges that, as a result of Mr. Scrushy’s removal from the position of CEO in March 2003, we owe him “in excess of $70 million” pursuant to an employment agreement dated as of September 17, 2002. We have answered the complaint and filed counterclaims against Mr. Scrushy. In addition, on or about December 19, 2005, Mr. Scrushy filed a demand for arbitration with the American Arbitration Association, supposedly pursuant to an indemnity agreement with us. The arbitration demand seeks to require us to pay expenses which he estimates exceed $31 million incurred by Mr. Scrushy, including attorneys’ fees, in connection with the defense of criminal fraud claims against him and in connection with a preliminary hearing in the SEC litigation. In our counterclaim filed in the Alabama Circuit Court action, we asked the court to prohibit Mr. Scrushy from having his claims resolved in arbitration, as opposed to a jury trial.

After hearings on January 4, 2006 and January 23, 2006, the Alabama Circuit Court denied our motion to stay and enjoin the arbitration. However, the court ordered Mr. Scrushy to terminate the arbitration and withdraw his demand for arbitration, but left him the option of beginning arbitration at a later date on further order of the court. The court also granted Scrushy the right to petition the court to lift the stay after pre-trial discovery had occurred in the court proceeding between us and Mr. Scrushy. On or about February 6, 2006, Mr. Scrushy filed a motion with the Alabama Supreme Court asking it to direct the Alabama Circuit Court to vacate its order requiring Mr. Scrushy to withdraw his arbitration demand, and to direct the Alabama Circuit Court to dismiss our counterclaim for a declaratory judgment and end “any further exercise of jurisdiction over this arbitration matter.” On April 12, 2006, the Alabama Supreme Court issued an opinion announcing its decision to grant Mr. Scrushy’s request and issued a writ of mandamus to the Alabama Circuit Court requiring it to vacate its order requiring Scrushy to withdraw his arbitration demand. We expect that the Circuit Court will vacate its order, allowing Mr. Scrushy to proceed with his claim in arbitration. Mr. Scrushy contends that under the terms of the purported indemnity agreement the arbitration proceeding must be completed within 60 days.

While we dispute Mr. Scrushy’s right to any indemnification of his defense fees and costs, we accrued an estimate of these legal fees as of December 31, 2005 and 2004, which is included in Accrued expenses and other current liabilities, in our condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005. We intend to vigorously defend ourselves in this case. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case.

Litigation by Other Former Officers—

On August 22, 2003, Anthony Tanner, our former Secretary and Executive Vice President—Administration, filed a petition in the Circuit Court of Jefferson County, Alabama, captioned In re Tanner, CV-03-5378, seeking permission to obtain certain information through the discovery process prior to filing a lawsuit. That petition was voluntarily dismissed with prejudice on August 11, 2004. On December 29, 2004, Mr. Tanner filed a lawsuit in the Circuit Court of Jefferson County, Alabama, captioned Tanner v. HealthSouth Corp., CV-04-7715, alleging that we breached his employment contract by failing to pay certain retirement benefits. The complaint requests damages, a declaratory judgment, and a preliminary injunction to require payment of past due amounts under the contract and reinstatement of the claimed retirement benefits. The parties settled this case pursuant to a General Release executed on March 21, 2006 and filed a Joint Stipulation of Dismissal with the court on March 24, 2006. The settlement did not have a material effect on our financial position, results of operations, or cash flows.

Litigation Against Former Officers—

On June 10, 2004, we filed a collection action in the Circuit Court of Jefferson County, Alabama, captioned HealthSouth Corp. v. James Goodreau, CV-04-3619, to collect unpaid loans in the original principal amount of

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On July 28, 2005, we filed a collection action in the Circuit Court of Jefferson County, Alabama captioned HealthSouth Corp. v. William T. Owens, CV-05-4420, to collect unpaid loans in the original principal amount of approximately $1.0 million that we made to William T. Owens, our former Chief Financial Officer, while he was a HealthSouth employee. On March 27, 2006, the court entered a Final Judgment in our favor and against Mr. Owens for approximately $1.4 million, which includes principal, accrued interest, and our attorneys’ fees.

Certain Regulatory Actions—

The False Claims Act, 18 U.S.C. § 287, allows private citizens, called “relators,” to institute civil proceedings alleging violations of the False Claims Act. These so-called qui tam, or “whistleblower,” cases are sealed by the court at the time of filing. The only parties privy to the information contained in the complaint are the relator, the federal government, and the presiding court. We recently settled one qui tam lawsuit, Devage, which is discussed in Note 21, Medicare Program Settlement, to the consolidated financial statements accompanying our 2005 Form 10-K. We are aware of one other qui tam lawsuit, Mathews, which is discussed below. It is possible that additional qui tam lawsuits have been filed against us and that we are unaware of such filings or have been ordered by the presiding court not to discuss or disclose the filing of such lawsuits. Thus, we may be subject to liability exposure under one or more undisclosed qui tam cases brought pursuant to the False Claims Act.

On April 1, 1999, a plaintiff relator filed a lawsuit under the False Claims Act, 18 U.S.C. § 287, captioned United States ex rel. Mathews v. Alexandria Rehabilitation Hospital, CV-99-0604, in the United States District Court for the Western District of Louisiana. On February 29, 2000, the United States elected not to intervene in the lawsuit. The complaint alleged, among other things, that we filed fraudulent reimbursement claims under the Medicare program on a nationwide basis. The district court dismissed the False Claims Act allegations of two successive amended complaints. However, the district court’s dismissal of the third amended complaint with prejudice was partially reversed by the United States Court of Appeals for the Fifth Circuit on October 22, 2002. The case was remanded to the district court, and our subsequent motion to dismiss was denied on February 21, 2004. The case is currently in the discovery stage on False Claims Act allegations concerning one HealthSouth facility during a specific timeframe. We intend to vigorously defend ourselves against the claims alleged by the plaintiff relator. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case.

General Medicine, P.C. and Meadowbrook Actions—

Pursuant to a Plan and Agreement of Merger dated February 17, 1997, Horizon/CMS Healthcare Corporation (“Horizon/CMS”) became a wholly owned subsidiary of HealthSouth. At the time of the merger, there was a lawsuit pending against Horizon/CMS in the United States District Court for the Eastern District of Michigan captioned General Medicine, P.C. v. Horizon/CMS Healthcare Corporation, CV-96-72624 (the

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Michigan Action”). The complaint alleged that Horizon/CMS wrongfully terminated a contract with General Medicine, P.C. (“General Medicine”) for the provision of medical directorship services to long-term care facilities owned and/or operated by Horizon/CMS. Effective December 31, 2001, we sold all of our stock in Horizon/CMS to Meadowbrook Healthcare Corporation (“Meadowbrook”) pursuant to a Stock Purchase Agreement containing disclosure regarding the Michigan Action under which Meadowbrook agreed to indemnify us against losses arising out of the historic and ongoing operations of Horizon/CMS.

Meadowbrook, Horizon/CMS, and General Medicine entered into an agreement to settle the Michigan Action, pursuant to which Horizon/CMS consented to the entry of a final judgment in the amount of $376 million in favor of General Medicine on May 3, 2004 (the “Consent Judgment”). The settlement agreement provides that, with the exception of $0.3 million paid by Meadowbrook, the Consent Judgment may only be collected from us. At the time of the Consent Judgment, we had no ownership or other interest in Horizon/CMS.

On August 16, 2004, General Medicine filed a lawsuit against us captioned General Medicine, P.C. v. HealthSouth Corp., CV-04-958, in the Circuit Court of Shelby County, Alabama, seeking to recover the unpaid amount of the Consent Judgment. The complaint alleges that while Horizon/CMS was a wholly owned subsidiary of HealthSouth and General Medicine was an existing creditor of Horizon/CMS, we caused Horizon/CMS to transfer assets to us thereby rendering Horizon/CMS insolvent and unable to pay its creditors. The complaint asserts that these transfers were made for less than a reasonably equivalent value and/or with the actual intent to defraud creditors of Horizon/CMS, including General Medicine, in violation of the Alabama Uniform Fraudulent Transfer Act. General Medicine’s complaint requests relief including recovery of the unpaid amount of the Consent Judgment, the avoidance of the subject transfers of assets, attachment of the assets transferred to us, appointment of a receiver over the transferred properties, and a monetary judgment for the value of properties transferred. We filed an answer denying liability to General Medicine, and on February 28, 2005, the General Medicine case was transferred to the Circuit Court of Jefferson County, Alabama, and assigned case number CV-05-1483.

On October 6, 2004, Meadowbrook filed a declaratory judgment action against us in the Circuit Court of Shelby County, Alabama, captioned Meadowbrook Healthcare Corporation v. HealthSouth Corp., CV-04-1131, seeking a declaration that it is not contractually obligated to indemnify us against General Medicine’s complaint. This case was transferred to the Circuit Court of Jefferson County, Alabama on May 9, 2005, and assigned case number CV-05-3042. On July 26, 2005, we filed an Answer and Verified Counterclaim for Injunctive and Other Relief seeking a judgment requiring Meadowbrook to indemnify us against the claims asserted by General Medicine in its complaint and other relief based upon legal and equitable theories. In August of 2005, both parties to the Meadowbrook case filed motions for summary judgment based upon the express language of the indemnification provision in the Stock Purchase Agreement. On November 15, 2005, the court entered a final order determining that Meadowbrook is not contractually obligated under the Stock Purchase Agreement to indemnify us against the claims asserted by General Medicine in its complaint. The final order did not adjudicate our equitable claims against Meadowbrook which, if successful, would require Meadowbrook to pay our liability, if any, to General Medicine. On December 21, 2005, we filed an appeal of the court’s ruling that Meadowbrook has no contractual obligation to indemnify us under the Stock Purchase Agreement, captioned HealthSouth Corporation vs. Meadowbrook Healthcare, Inc., appeal no. 1050406, in the Supreme Court of Alabama.

On December 9, 2005, we filed a First Amended Counterclaim asserting counterclaims against Meadowbrook, General Medicine and Horizon/CMS for fraud, injurious falsehood, tortious interference with business relations, bad faith, conspiracy, unjust enrichment, and other causes of action. The First Amended Counterclaim alleges that the Consent Judgment is the product of fraud, collusion and bad faith by Meadowbrook, General Medicine, and Horizon/CMS and, further, that these parties are guilty of a conspiracy to

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

manufacture a lawsuit against HealthSouth in favor of General Medicine and to divert the assets of Horizon/CMS to Meadowbrook and away from creditors, including HealthSouth. The Meadowbrook case and the General Medicine cases were consolidated for purposes of discovery and pre-trial matters on January 26, 2006.

We intend to vigorously defend ourselves against the claims alleged by the plaintiffs. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case.

Massachusetts Real Estate Actions—

On February 3, 2003, HRPT Properties Trust (“HRPT”) filed a lawsuit against Senior Residential Care/North Andover, Limited Partnership (“SRC”) in the Land Court for the Commonwealth of Massachusetts captioned HRPT Properties Trust v. Senior Residential Care/North Andover, Limited Partnership, Misc. Case No. 287313, in which it claimed an ownership interest in certain parcels of real estate in North Andover, Massachusetts and alleged that SRC unlawfully occupied and made use of those properties. On March 17, 2003, we (and our subsidiary, Greenery Securities Corp.) moved to intervene in this case to claim ownership of the disputed property pursuant to an agreement that involved the conveyance of five nursing homes and to effect a transfer of title to the disputed property by HRPT to us or our nominee.

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

On May 13, 2005, the Land Court ruled that we are entitled to a jury trial in the consolidated cases. SNH, HRES1, and HRPT have taken an interlocutory appeal from this order, and the oral argument before the Massachusetts Supreme Judicial Court was held on March 7, 2006. The Supreme Judicial Court has not rendered its decision as of the date of this report. The consolidated Land Court cases have been stayed pending disposition of the appeal. The parties were still in the discovery phase of the proceedings at the time the stay came into effect. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of the consolidated cases.

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

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On September 25, 2005, the Superior Court granted HRPT’s motion to dismiss and granted SNH and HRES1’s motion for summary judgment on our requests for declaratory and injunctive relief, ruling that their termination of the lease was valid. On September 29, 2005, the court, at SNH and HRES1’s request, appointed a receiver to hold the “net cash proceeds of operations” of the facilities during the pendency of the litigation.

Following a bench trial regarding issues relating to the parties’ relationship post-termination, the court entered a judgment dated January 18, 2006 requiring us to use our best efforts to accomplish the license transfer while managing the facilities for HRES1’s account and to pay HRES1 the net cash proceeds of the hospitals after deducting direct operating expenses and a management fee equal to 5% of net patient revenues for the period from October 26, 2004 through the date that a successor operator assumes control over the facilities.

On January 24, 2006, we filed a Notice of Appeal from the judgment and all orders encompassed therein, including the order granting SNH and HRES1’s motion for summary judgment on the lease termination issue and their request for the appointment of a receiver. A hearing on the appeal has not yet been scheduled. On January 31, 2006, the Superior Court denied our request to stay the judgment during the appeal, and, on February 2, 2006, a Single Justice of the Appeals Court also denied our request for a stay. SNH, HRES1, and HRPT have recently filed motions seeking to require HealthSouth to pay their attorneys’ fees incurred in the Superior Court litigation. We have opposed these requests. A hearing on these motions is currently scheduled for May 18, 2006.

On April 5, 2006, the Massachusetts Department of Public Health advised SNH and HRES1 that it would not commence its full review of the applications for approvals to operate the hospitals submitted by SNH and HRES1’s prospective new tenants because there was no agreement with HealthSouth setting forth the terms of the proposed transfer of the hospitals as required by applicable regulations. In light of this determination, on April 25, 2006, we served HRES1 with a motion to modify the judgment requiring us to manage the facilities for a fee equal to 5% of net patient revenues. As set forth in the motion, HRES1’s prospective tenants have not obtained the necessary regulatory approvals to operate the facilities in a period of a few months as contemplated by the judgment, and we believe that the possibility exists that they may never obtain the necessary approvals because we are not required by the judgment to enter into a separate agreement transferring the hospitals. Accordingly, in light of the prolonged licensing process, we have requested that the management fee be increased to 8.5% of net patient revenues, which we believe accurately represents our actual costs of running the facilities. We have also requested that, in the event that approvals are not obtained by August 1, 2006, the Superior Court schedule a hearing at its earliest convenience thereafter for the purpose of determining whether the circumstances require further adjustment of our management obligations at the hospitals or other appropriate relief. HRES1 has opposed our motion.

Through April 15, 2006, we have paid over $6 million representing the net cash proceeds of the hospitals for the period between October 26, 2004 and March 31, 2006. Based on the judgment, our results of operations for

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the three months ended March 31, 2006 and 2005 include only a management fee received from our management of the applicable facilities.

Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of the consolidated cases.

Other Litigation—

On September 17, 1998, John Darling, who was one of the federal False Claims Act relators in the now-settled Devage case, filed a lawsuit captioned Darling v. HealthSouth Sports Medicine & Rehabilitation, et al., 98-6110-CI-20, in the Circuit Court for Pinellas County, Florida. The complaint alleges that Mr. Darling was injured while receiving physical therapy during a 1996 visit to a HealthSouth outpatient rehabilitation facility in Clearwater, Florida. The complaint was amended in December 2004 to add a punitive damages claim. This amended complaint alleges that fraudulent misrepresentations and omissions by us resulted in the injury to Mr. Darling. The court ordered the parties to participate in non-binding arbitration which resulted in a finding in our favor on December 27, 2005. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this case.

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

On December 28, 2004, we commenced a collection action in the Circuit Court of Jefferson County, Alabama, captioned HealthSouth Medical Center, Inc. v. Neurological Surgery Associates, P.C., CV-04-7700, to collect unpaid loans in the original principal amount of approximately $0.3 million made to Neurological Surgery Associates, P.C. (“NSA”), pursuant to a written Practice Guaranty Agreement. The purpose of the loans was to enable NSA to employ a physician who would bring necessary specialty skills to patients served by both NSA and our former acute-care hospital in Birmingham, Alabama. NSA has asserted counterclaims that we breached verbal promises to lease space and employees from NSA, to pay NSA for billing and coding services performed by NSA on behalf of the subject physician-employee, and to pay NSA to manage the subject physician-employee. This case is still pending. We intend to vigorously defend ourselves against these counterclaims. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this case.

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

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

number of rehabilitation clinics in the Nashville area. Effective as of January 20, 2006, we settled this case and obtained a full and final release of all claims. The settlement did not have a material effect on our financial position, results of operations, or cash flows.

On July 19, 2005, Gary Bellinger filed a pro se complaint captioned Gary Bellinger v. Eric Hanson, d/b/a U.S. Strategies, Inc., Medika Group, Ltd., Laserlife, Inc., & Relife, Inc.; and Richard Scrushy, d/b/a HealthSouth, Case No. 05-06898-B, In the District Court, Dallas County, Texas, 44th Judicial District. Mr. Bellinger claims the defendants violated the terms of a distribution agreement with his company, Laser Bio Therapy, Inc., resulting in that company’s bankruptcy. He has sued for breach of contract, breach of fiduciary duty, and fraud, and claims compensatory damages of $270.0 million and punitive damages of $10.0 million. On April, 12, 2006, the judge entered an order dismissing us from the case without prejudice.

Other Matters—

The reconstruction of our historical financial records has resulted in the restatement of not only our consolidated financial statements, but also the financial statements of certain of our subsidiary partnerships. While the process of communicating the effect of these restatements to the outside partners has begun, we anticipate the process of resolving the partnership issues arising from these restatements will continue through 2006 and beyond. The ultimate resolution of these matters may have a negative impact on our relationships with our partners, or could cause us to incur charges in future periods. As of March 31, 2006, we are unable to determine an amount of potential exposure or financial loss that might result from the ultimate resolution of these issues, or whether such resolution would have a material impact on our consolidated financial statements in future periods.

In addition, as it is our obligation as a participant in Medicare and other federal health care programs, we routinely conduct audits and reviews of the accuracy of our billing systems and other regulatory compliance matters. As a result of these reviews, we have made, and will continue to make, disclosures to the Office of the Inspector General of the United States Department of Health and Human Services relating to amounts that we suspect represent over-reimbursements from these programs, whether due to inaccurate billing or otherwise. Some of these disclosures have resulted in, or may result in, the Company refunding amounts to Medicare or other federal health care programs.

12. Segment Reporting:

We define segment operating earnings as income before (1) interest income; (2) interest expense and amortization of debt discounts and fees; (3) gain or loss on early extinguishment of debt; (4) gain or loss on sale of investments; (5) gain or loss on our interest rate swap; and (6) income tax expense or benefit. We also do not allocate corporate overhead to our operating segments. The chief operating decision maker of HealthSouth uses segment operating earnings as an analytical indicator for purposes of allocating resources to a particular segment and assessing segment performance. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our 2005 Form 10-K.

HEALTHSOUTH CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information for our operating segments for each of the three months ended March 31, 2006 and 2005 is as follows (in thousands):

	Inpatient	Surgery Centers	Outpatient	Diagnostic	Corporate and Other	Total
Three months ended March 31, 2006
Net operating revenues	$448,646	$193,852	$89,782	$54,689	$18,618	$805,587
Intersegment revenues	—	—	—	—	13,600	13,600
Operating earnings (loss)	98,589	26,304	9,285	(3,323)	(89,905)	40,950
Total assets	1,507,175	888,099	122,826	144,897	793,965	3,456,962
Three months ended March 31, 2005
Net operating revenues	$476,124	$207,739	$103,002	$57,680	$22,570	$867,115
Intersegment revenues	—	—	—	—	18,520	18,520
Operating earnings (loss)	96,927	30,385	9,574	3,185	(288,112)	(148,041)
Total assets	1,565,971	918,923	133,408	150,094	1,187,302	3,955,698

Segment reconciliations to our condensed consolidated results of operations are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net operating revenues:
Total segment net operating revenues	$805,587	$867,115
Elimination of intersegment revenues	(13,600)	(18,520)

Total consolidated net operating revenues	$791,987	$848,595

Loss from continuing operations:
Total segment operating earnings (loss)	$40,950	$(148,041)
Interest income	4,063	3,379
Interest expense and amortization of debt discounts and fees	(85,375)	(86,493)
Loss on interest rate swap	(3,815)	—
Loss on early extinguishment of debt	(361,077)	—
Gain on sale of investments	894	1,651

Loss from continuing operations before income tax expense	$(404,360)	$(229,504)

Total assets:
Total assets for reportable segments	$3,456,962	$3,955,698
Elimination of intersegment assets	—	—

Total assets	$3,456,962	$3,955,698

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to HealthSouth Corporation and its subsidiaries, and should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report on Form 10-Q, and our audited consolidated financial statements for the year ended December 31, 2005 and Management’s Discussion and Analysis of Results of Operations and Financial Condition which are contained in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”). As used in this report, the terms “HealthSouth,” “we,” “our,” “us,” and the “company” refer to HealthSouth Corporation and its subsidiaries, unless otherwise stated or indicated by context.

This MD&A is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of HealthSouth as a whole.

Executive Overview

HealthSouth is one of the largest providers of ambulatory surgery, rehabilitative health care, and diagnostic imaging services in the United States, with 1,068 facilities and approximately 36,000 full- and part-time employees. We provide these services through a national network of inpatient and outpatient rehabilitation facilities, outpatient surgery centers, diagnostic centers, and other health care facilities.

Our business is currently divided into four primary operating divisions—inpatient, surgery centers, outpatient, and diagnostic—and a fifth division that manages certain other revenue producing activities and corporate functions. These five divisions correspond to our five reporting segments discussed later in this Item.

As shown by the following charts, our inpatient and surgery centers divisions comprised more than 80% of our consolidated Net operating revenues and over 95% of our operating earnings from our four primary operating divisions for the three months ended March 31, 2006.

Although our business is continuing to generate substantial revenues, and market factors appear to favor our outpatient and post-acute care business model, we still have several immediate internal and external challenges to overcome before we can realize significant improvements in our business, including:

•	Operational Improvements. We need to continue to improve our operational efficiency, particularly in our surgery centers, outpatient, and diagnostic divisions. This includes streamlining our division management structure, continuing to consolidate or divest under-performing facilities, implementing standardized performance metrics and practices, and ensuring high quality care. We also will strive to reduce operational variation within each division.

•	Price Pressure. We are seeing downward pressure on prices in our markets, from both commercial and government payors. We anticipate continuing price pressure in all our divisions. For example, recent changes to the prospective payment system applicable to our inpatient rehabilitation facilities (“IRF-PPS”) have had a negative impact on inpatient revenues in 2006. In addition, Medicare has frozen ambulatory surgery center (“ASC”) pricing through 2009, and beginning in 2007, the Deficit Reduction Act of 2005 will cap ASC and imaging service payments at hospital outpatient department reimbursement levels. Other pricing changes may have a negative impact on our operating results.

•	Single-Payor Exposure. Medicare comprises approximately 46% of our consolidated net operating revenues and approximately 69% of our largest division’s revenues. Consequently, single-payor exposure presents a serious risk. In particular, the combination of volume volatility created by the 75% Rule and lower unit pricing resulting from IRF-PPS changes reduced our operating earnings in the first quarter of 2006 and will have a continuing negative impact on our operating earnings.

•	Competition. Competition is increasing as physicians look for new revenue sources to offset declining incomes. In our outpatient and diagnostic divisions, physician practices are the natural owners of most patient volume. Any physician group that generates a substantial portion of facility volume for us may have reached sufficient critical mass to insource their referrals, and is therefore a potential competitor. In addition, the low barriers to entry in the outpatient physical therapy sector and decreasing barriers to entry in the diagnostic sector make competition from physician practices a particular problem in those markets.

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

•	Leverage. Although we have completed a series of recapitalization transactions that have eliminated significant uncertainty regarding our capital structure and have improved our financial condition, we remain highly leveraged. Our high leverage increases our cost of capital, decreases our net income, and may prevent us from taking advantage of potential growth opportunities.

•	Settlement Costs. We have significant cash obligations we must meet in the near future as a result of recent settlements with various federal agencies. Specifically, we are required to pay the remaining balance of our $325 million settlement to the United States in quarterly installments ending in the fourth quarter of 2007 to satisfy our obligations under a settlement described in Item 1, Business, “Medicare Program Settlement,” of our 2005 Form 10-K. Furthermore, we are required to pay the remaining balance of our $100 million settlement to the United States Securities and Exchange Commission (the “SEC”) in four installments ending in the fourth quarter of 2007, as described in Item 1, Business, “SEC Settlement,” of our 2005 Form 10-K. Payments due under these settlement agreements are as follows as of March 31, 2006:

	Medicare Program Settlement	SEC Settlement	Total
	(In Thousands)
April 1 through December 31, 2006	$62,772	$37,500	$100,272
2007	86,666	50,000	136,666

	$149,438	$87,500	$236,938

•	Continuing Investigations and Litigation. While we have settled much of the litigation against us, we face continuing government investigations, as well as numerous class action and individual lawsuits, all of which will continue to consume considerable management attention and company resources and could result in substantial additional payments and fines. Although we have reached a global, preliminary agreement in principle with the lead plaintiffs in the federal securities class actions and the derivative litigation, as well as with our insurance carriers, to settle claims filed against us, certain of our former directors and officers, and certain other parties, there can be no assurance that a final settlement can be reached or that the proposed settlement will receive the required court approval. For additional information, see Item 1, Business, “Securities Litigation Settlement,” of our 2005 Form 10-K.

•	Reconstruction, Restatement, and Sarbanes-Oxley Related Costs. We paid approximately $208 million in 2005 in connection with the restructuring of our financial reporting processes, internal control over financial reporting, and managerial operations, and the reconstruction and/or restatement of our consolidated financial statements for the years ended December 31, 2004, 2003, 2002, 2001, and 2000. We anticipate incurring additional related costs in the future, although we expect these costs to decline over time. For the three months ended March 31, 2006 and 2005, we paid approximately $51 million and $57 million, respectively, for such costs.

While we expect our 2006 operating results will be consistent with the fact that we are still in a turnaround period, we are optimistic about the long-term positioning of HealthSouth. We continue to offer high quality services in growing segments of the health care industry which should provide long-term growth opportunities. In addition, we are stabilizing operations in our three ambulatory divisions (surgery centers, outpatient, and diagnostic) by focusing on volume growth, expense control through benchmarking and supply chain management, and standardization of our billing and collecting procedures. We are also looking to grow in targeted areas as development and consolidation opportunities arise. We believe we will see the results of these initiatives in late 2006 and in subsequent years.

Consolidated Results of Operations

During the three months ended March 31, 2006 and 2005, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2006	2005
Medicare	46.0%	46.6%
Medicaid	2.2%	2.4%
Workers’ compensation	7.3%	7.7%
Managed care and other discount plans	33.0%	32.8%
Other third-party payors	5.2%	5.6%
Patients	3.3%	2.3%
Other income	3.0%	2.6%

Total	100.0%	100.0%

When reading our condensed consolidated statements of operations, it is important to recognize the following items included within our results of operations:

•	Restructuring charges. In our continuing efforts to streamline operations, we closed numerous underperforming facilities or consolidated similar facilities within the same market in the three months ended March 31, 2006 and 2005. As a result of these facility closures or consolidations, we recorded certain restructuring charges approximating $1.2 million and $1.6 million in the three months ended March 31, 2006 and 2005, respectively, for one-time termination benefits, contract termination costs, and other associated costs under the guidance in Financial Accounting Standards Board (“FASB”) Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

•	Changes in ownership of certain inpatient rehabilitation facilities. As noted in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2005 Form 10-K and Note 11, Contingencies, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report, we have been involved in a legal dispute regarding the lease of Braintree Rehabilitation Hospital in Braintree, Massachusetts and New England Rehabilitation Hospital in Woburn, Massachusetts since 2003. In 2005, a judgment was entered against us that upheld the landlord’s termination of our lease of these two facilities and placed us as the manager, rather than the owner, of these two facilities. We have appealed this decision. Our 2005 and 2006 results of operations include only the management fees we earned for operating the facilities on behalf of the landlord during these periods.

As discussed in our comprehensive Annual Report on Form 10-K for the years ended December 31, 2003 and 2002, the Braintree and Woburn facilities were part of a larger transaction associated with a former HealthSouth acquisition. As part of our acquisition of Horizon/CMS HealthCare Corporation, we acquired a group of nursing home facilities, which were subsequently sold to Integrated Health Services, Inc. (“IHS”). IHS assumed the original leases relating to the acquired facilities, but the property owner agreed to consent to the assignment of the original leases to IHS and release HealthSouth from its guarantee, effective only when and if IHS obtained its own license to operate these facilities (known as the “Greenery facilities”). To complete the sale, HealthSouth and IHS entered into a separate agreement that allowed IHS to essentially operate the nursing homes under the HealthSouth license, but IHS was required to use its best efforts to obtain its own license. As IHS never obtained its own license, the property owner never released HealthSouth from its lease obligation.

In February 2000, IHS filed for bankruptcy and shortly thereafter, HealthSouth resumed operations of the Greenery facilities. These facilities continued to experience operating losses and were closed in late

2001. At that time, we owed approximately $42 million on the existing lease agreement, and we recognized a liability for that amount in our 2001 consolidated financial statements.

To settle the original lease, we entered into a sale-leaseback transaction with the landlord for the Braintree and Woburn facilities in exchange for termination of the lease on the Greenery facilities. Under the settlement agreement, we leased the Braintree and Woburn facilities under new lease agreements, canceling the existing lease agreement. The new lease was for a period of ten years with rent obligations of approximately $8.7 million per year. However, the new lease agreements not only included the negotiated rent on the Braintree and Woburn facilities, but also included payments that, in effect, represented the rent payable under the original lease on the Greenery facilities.

We accounted for the rent on the Braintree and Woburn facilities as rent expense in our inpatient segment. However, the rent expense paid above the negotiated rent for these facilities was recorded as an obligation of our corporate and other segment. As a result of the lease termination associated with the Braintree and Woburn facilities, our corporate and other segment recorded a $30.5 million net gain on lease termination during the three months ended March 31, 2005. This net gain is included in Other operating expenses in our condensed consolidated statement of operations and comprehensive loss and represents the difference between the $42 million liability recorded in 2001 and the remaining liability on the date the judgment was entered against us in 2005.

•	Impairments. During the three months ended March 31, 2005, we recorded an impairment charge of approximately $11.9 million to reduce the carrying value of long-lived assets to their estimated fair market value. No impairment charges were recorded during the three months ended March 31, 2006.

•	Government, class action, and related settlements expense. Our Net loss for the three months ended March 31, 2005 includes a $215.0 million charge as Government, class action, and related settlements expense under a global, preliminary agreement in principle with the lead plaintiffs in the federal securities class actions and the derivative litigation, as well as with our insurance carriers, to settle claims filed against us, certain of our former directors and officers, and certain other parties. For additional information, see Note 10, Settlements, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

•	Professional fees—accounting, tax, and legal. As noted throughout our 2005 Form 10-K, significant changes have occurred at HealthSouth since the events leading up to March 19, 2003. The steps taken to stabilize our business and operations, provide vital management assistance, and coordinate our legal strategy came at significant financial cost. During the three months ended March 31, 2006, Professional fees – accounting, tax, and legal approximated $48.6 million and related primarily to the preparation of our 2005 Form 10-K. During the three months ended March 31, 2005, these fees approximated $51.4 million and primarily related to the preparation of our comprehensive Form 10-K for the years ended December 31, 2003 and 2002, including the restatement of our previously issued 2001 and 2000 consolidated financial statements.

•	Loss on early extinguishment of debt. On March 10, 2006, we completed the last of a series of recapitalization transactions enabling us to prepay substantially all of our prior indebtedness and replace it with approximately $3 billion of new long-term debt. As a result of these transactions, we recorded an approximate $361.1 million Loss on early extinguishment of debt during the three months ended March 31, 2006. For more information regarding these transactions, please see Note 4, Long-term Debt, to our accompanying condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

•	Loss on interest rate swap. As discussed in more detail in Note 4, Long-term Debt, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report, we entered into an interest rate swap in March 2006 to convert a portion of our variable rate debt to a fixed interest rate. During the three months ended March 31, 2006, we recorded a loss of $3.8 million related to the mark-to-market adjustment and accrued interest recorded for the swap during the period it was outstanding.

•	Reclassifications. Certain financial results have been reclassified to conform to the current period presentation. Such reclassifications primarily relate to facilities we closed or sold in the three months ended March 31, 2006 that qualify under FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to be reported as discontinued operations.

For the three months ended March 31, 2006 and 2005, our consolidated results of operations were as follows:

	Three Months Ended March 31,		Percentage Change
	2006	2005	2006 vs. 2005
	(In Thousands)
Net operating revenues	$791,987	$848,595	(6.7)%

Operating expenses:
Salaries and benefits	363,860	366,595	(0.7)%
Professional and medical director fees	21,437	16,516	29.8%
Supplies	76,107	78,973	(3.6)%
Other operating expenses	154,182	147,421	4.6%
Provision for doubtful accounts	23,058	23,566	(2.2)%
Depreciation and amortization	37,109	49,109	(24.4)%
(Gain) loss on disposal of assets	(5,059)	14,559	(134.7)%
Impairment of long-lived assets	—	11,937	(100.0)%
Government, class action, and related settlements expense	128	215,000	(99.9)%
Professional fees—accounting, tax, and legal	48,637	51,390	(5.4)%

Total operating expenses	719,459	975,066	(26.2)%
Loss on early extinguishment of debt	361,077	—	N/A
Interest expense and amortization of debt discounts and fees	85,375	86,493	(1.3)%
Interest income	(4,063)	(3,379)	20.2%
Gain on sale of investments	(894)	(1,651)	(45.9)%
Loss on interest rate swap	3,815	—	N/A
Equity in net income of nonconsolidated affiliates	(4,545)	(10,945)	(58.5)%
Minority interests in earnings of consolidated affiliates	36,123	32,515	11.1%

Loss from continuing operations before income tax expense	(404,360)	(229,504)	76.2%
Provision for income tax expense	17,933	10,878	64.9%

Loss from continuing operations	(422,293)	(240,382)	75.7%
Loss from discontinued operations, net of income tax expense	(12,845)	(17,822)	(27.9)%

Net loss	$(435,138)	$(258,204)	68.5%

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended March 31,
	2006	2005
Salaries and benefits	45.9%	43.2%
Professional and medical director fees	2.7%	1.9%
Supplies	9.6%	9.3%
Other operating expenses	19.5%	17.4%
Provision for doubtful accounts	2.9%	2.8%
Depreciation and amortization	4.7%	5.8%
(Gain) loss on disposal of assets	(0.6%)	1.7%
Impairment of long-lived assets	0.0%	1.4%
Government, class action, and related settlements expense	0.0%	25.3%
Professional fees—accounting, tax, and legal	6.1%	6.1%

Total operating expenses as a % of net operating revenues	90.8%	114.9%

Net Operating Revenues

Our consolidated Net operating revenues primarily include revenues derived from patient care services provided by one of our four primary operating segments. Net operating revenues also include other revenues generated from management and administrative fees, trainer income, operation of the conference center located on our corporate campus, and other non-patient care services.

Volume decreases in our operating segments was the primary factor that contributed to the declining Net operating revenues for the three months ended March 31, 2006 compared to the same period of 2005. Our inpatient segment experienced volume decreases due to the continued phase-in of the 75% Rule. The reclassification of two surgery centers that became equity method investments rather than consolidated entities in 2005, facility closures that did not qualify as discontinued operations, market competition, and targeted reductions in low margin cases negatively impacted volumes in our surgery centers segment. Competition from physician-owned similar sites continued to negatively impact volumes in our outpatient segment. Competition from physician-owned diagnostic centers and the closure of underperforming facilities that did not qualify for discontinued operations negatively impacted volumes in our diagnostic segment.

Salaries and Benefits

Salaries and benefits represent the most significant cost to us and include all amounts paid to full- and part-time employees, including all related costs of benefits provided to employees. It also includes amounts paid for contract labor.

While Salaries and benefits decreased by less than 1% for the three months ended March 31, 2006 compared to the same period of 2005, Salaries and benefits as a percent of Net operating revenues increased from 43.2% for the three months ended March 31, 2005 to 45.9% for the three months ended March 31, 2006. Our segments are closely monitoring their employee-related costs during this period of declining volumes. However, due to staffing shortages for therapists and nurses, our inpatient and outpatient segments were forced to increase their use of higher-priced contract labor and/or increase salaries to retain existing professionals to properly care for their patients during the first quarter of 2006. Stock-based compensation increased by approximately $4.0 million quarter over quarter due to our adoption of FASB Statement No. 123(R), Shared-Based Payment, on January 1, 2006 and the timing of stock awards in 2005 and the first quarter of 2006. Based on these factors, Salaries and benefits increased as a percent of Net operating revenues.

Professional and Medical Director Fees

Professional and medical director fees include fees paid under contracts with radiologists, medical directors, and other clinical professionals at our centers for services provided. It also includes professional consulting fees associated with operational initiatives, such as strategic planning and process standardization of billing and collecting procedures.

The increase in Professional and medical director fees for the three months ended March 31, 2006 compared to the same period of 2005 is due primarily to increased professional fees in our inpatient segment. These fees increased in our inpatient segment due to fees paid to a consulting firm for process standardization of billing and collecting procedures and assistance with technology enhancements with installation of upgraded patient accounting systems.

Supplies

Supplies include costs associated with supplies used while providing patient care at our facilities. Examples include pharmaceuticals, implants, bandages, food, and other similar items. In each quarter, our inpatient and surgery centers segments comprise over 94% of our Supplies expense.

Supplies expense in the first quarter of 2006 was less than Supplies expense in the first quarter of 2005 due primarily to the decline in volumes in our inpatient and surgery centers segments.

Other Operating Expenses

Other operating expenses include costs associated with managing and maintaining our operating facilities as well as the general and administrative costs related to the operation of our corporate office. These expenses include such items as repairs and maintenance, utilities, contract services, rent, professional fees, and insurance.

Other operating expenses were higher in the three months ended March 31, 2006 compared to the same period of 2005 due primarily to the net gain on lease termination recorded during the first quarter of 2005 related to the Greenery facilities, as discussed earlier in this Item. If we exclude this gain from the three months ended March 31, 2005, other operating expenses would have decreased period over period due to declining volumes in our inpatient segment, facility closures throughout 2005 in our outpatient segment, and decreased professional fees associated with projects related to our compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and other similar services from accounting and consulting firms. As discussed in more detail in Note 3, Investment in and Advances to Nonconsolidated Affiliates, to our accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), Other operating expenses for the three months ended March 31, 2006 also include the removal of a $6.0 million liability related to our former guarantee of a promissory note for Source Medical.

Provision for Doubtful Accounts

Our Provision for doubtful accounts decreased for the three months ended March 31, 2006 compared to the same period of 2005 due to the decline in our Net operating revenues. However, it remained relatively consistent as a percent of Net operating revenues.

Depreciation and Amortization

The decrease in Depreciation and amortization during the three months ended March 31, 2006 over the comparable period of 2005 is due to impairment charges in 2005 that decreased the depreciable base of our assets and an increase in fully depreciated assets within our operating segments.

(Gain) Loss on Disposal of Assets

The net gain on asset disposals during the three months ended March 31, 2006 resulted primarily from the sale of a surgery center in Connecticut and the buyout of a capital lease related to a closed surgery center in Illinois that did not qualify as a discontinued operation. The net loss on asset disposals during the three months ended March 31, 2005 resulted primarily from asset disposals at inpatient rehabilitation facilities in Florida and Arizona.

Interest Expense and Amortization of Debt Discounts and Fees

Interest expense and amortization of debt discounts and fees were $1.1 million, or 1.3%, less for the three months ended March 31, 2006 when compared to the same period of 2005. This net decrease was the result of increased interest expense offset by lower amortization charges.

Due to the recapitalization transactions described in our 2005 Form 10-K and Note 4, Long-term Debt, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report, the average interest rate for the first quarter of 2006, using a rolling twelve-month period, approximated 9.1% compared to an average interest rate of 8.6% for the first quarter of 2005. This increase in average interest rates contributed to an approximate $4.1 million of increased interest expense during the three months ended March 31, 2006. The impact of the increase in average interest rates was offset by lower average borrowings, which decreased interest expense by $2.1 million during the three months ended March 31, 2006.

Amortization of debt discounts and fees were $3.1 million less during the three months ended March 31, 2006 compared to the same period of 2005. The amortization for the three months ended March 31, 2005 includes the amortization related to our 6.875% Senior Notes that were repaid in June 2005.

Gain on Sale of Investments

In each period presented in our consolidated statements of operations and comprehensive loss, the net gain on sale of investments was primarily comprised of numerous individually insignificant transactions related to less than 100% owned entities, including investments in nonconsolidated affiliates.

Equity in Net Income of Nonconsolidated Affiliates

The decrease in Equity in net income of nonconsolidated affiliates for the three months ended March 31, 2006 compared to the same period of 2005 is due to the recovery of approximately $6.9 million of equity losses during the three months ended March 31, 2005.

Minority Interests in Earnings of Consolidated Affiliates

Minority interests in earnings of consolidated affiliates represent the share of net income or loss allocated to members or partners in our consolidated entities. As of March 31, 2006 and December 31, 2005, the number and average external ownership interest in these consolidated entities were as follows:

	As of March 31, 2006	As of December 31, 2005
Active consolidated affiliates	269	272
Average external ownership interest	33.3%	33.6%

Of our active consolidated affiliates at March 31, 2006 and December 31, 2005, approximately 81% of them are in our inpatient and surgery centers segments. Fluctuations in Minority interests in earnings of consolidated affiliates generally follow the same trends as our inpatient and surgery centers segments.

Loss from Continuing Operations Before Income Tax Expense

Our Loss from continuing operations before income tax expense (“pre-tax loss from continuing operations”) for the three months ended March 31, 2006 includes a $361.1 million Loss on early extinguishment of debt. Our pre-tax loss from continuing operations for the three months ended March 31, 2005 includes a $215.0 million settlement associated with our securities litigation. If we exclude these items, our pre-tax loss from continuing operations for the three months ended March 31, 2006 is $43.3 million, and our pre-tax loss from continuing operations for the three months ended March 31, 2005 is $14.5 million, resulting in an increase of $28.8 million quarter over quarter. As discussed earlier in this Item, we recorded a $30.5 million net gain on lease termination during the three months ended March 31, 2005.

Provision for Income Tax Expense

We realized a $17.9 million income tax expense from continuing operations for the three months ended March 31, 2006 compared to a $10.9 million income tax expense for the same period of 2005. During the first quarter of 2006, we filed a request to modify a tax accounting method associated with the amortization of certain long-lived assets. This resulted in an additional income tax expense of approximately $8.3 million during the three months ended March 31, 2006.

Adjusted Consolidated EBITDA

Management continues to believe that an understanding of Adjusted Consolidated EBITDA is an important measure of operating performance, leverage capacity, our ability to service our debt, and our ability to make capital expenditures.

We use Adjusted Consolidated EBITDA to assess our operating performance. We believe it is meaningful because it provides investors with a measure used by our internal decision makers for evaluating our business. Our internal decision makers believe Adjusted Consolidated EBITDA is a meaningful measure because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and perform benchmarking between segments. Additionally, our management believes the inclusion of professional fees associated with litigation, financial restructuring, government investigations, forensic accounting, creditor advisors, accounting reconstruction, audit and tax work associated with the reconstruction process, the implementation of Sarbanes-Oxley Section 404, and non-ordinary course charges incurred after March 19, 2003 and related to our overall corporate restructuring distort within EBITDA their ability to efficiently assess and view the core operating trends on a consolidated basis and within segments. Additionally, we use Adjusted Consolidated EBITDA as a significant criterion in our determination of performance-based cash bonuses and stock awards. We reconcile Adjusted Consolidated EBITDA to Net loss.

We also use Adjusted Consolidated EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is also a component of certain material covenants contained within our new Credit Agreement, which is discussed in more detail in Note 4, Long-term Debt, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report. These covenants are material terms of the Credit Agreement, and the Credit Agreement represents a substantial portion of our capitalization. Non-compliance with these financial covenants under our Credit Agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted Consolidated EBITDA is critical to our assessment of our liquidity.

In general terms, the definition of Adjusted Consolidated EBITDA, per our Credit Agreement, allows us to add back to Adjusted Consolidated EBITDA all unusual non-cash items or non-recurring items. These items include, but may not be limited to, (1) expenses associated with government, class action, and related settlements, (2) fees, costs, and expenses related to our recapitalization transactions, (3) any losses from discontinued operations and closed locations, (4) charges in respect of professional fees for reconstruction and restatement of financial statements, including fees paid to outside professional firms for the implementation of Sarbanes-Oxley, and (5) compensation expenses recorded in accordance with FASB Statement No. 123(R).

However, Adjusted Consolidated EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America (“GAAP”), and the items excluded from Adjusted Consolidated EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted Consolidated EBITDA should not be considered a substitute for net loss from continuing operations or cash flows from operating, investing, or financing activities. Because Adjusted Consolidated EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted Consolidated EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenue and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements included in our 2005 Form 10-K.

Under our new Credit Agreement, our Adjusted Consolidated EBITDA for the three months ended March 31, 2006 and 2005 was as follows:

Reconciliation of Net Loss to Adjusted Consolidated EBITDA

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
Net loss	$(435,138)	$(258,204)
Loss from discontinued operations	12,845	17,822
Provision for income tax expense	17,933	10,878
Loss on interest rate swap	3,815	—
Loss on sale of marketable securities	65	—
Interest income	(4,063)	(3,379)
Interest expense and amortization of debt discounts and fees	85,375	86,493
Loss on early extinguishment of debt	361,077	—
Professional fees—accounting, tax, and legal	48,637	51,390
Government, class action, and related settlements expense	128	215,000
Impairment charges	—	11,937
Net non-cash loss on disposal of assets	919	14,688
Depreciation and amortization	37,109	49,109
Compensation expense under FASB Statement No. 123(R)	4,278	—
Sarbanes-Oxley related costs	3,005	7,513
Restructuring activities under FASB Statement No. 146	1,168	1,644

Adjusted Consolidated EBITDA	$137,153	$204,891

Reconciliation of Adjusted Consolidated EBITDA to Net Cash (Used In) Provided by Operating Activities

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
Adjusted Consolidated EBITDA	$137,153	$204,891
Professional fees—accounting, tax, and legal	(48,637)	(51,390)
Sarbanes-Oxley related costs	(3,005)	(7,513)
Interest expense and amortization of debt discounts and fees	(85,375)	(86,493)
Interest income	4,063	3,379
Provision for doubtful accounts	23,058	23,566
Net gain on disposal of assets	(5,978)	(129)
Amortization of debt issue costs, debt discounts, and fees	8,755	11,823
Amortization of restricted stock	1,559	250
Accretion of debt securities	(53)	—
Gain on sale of investments, excluding marketable securities	(959)	(1,651)
Equity in net income of nonconsolidated affiliates	(4,545)	(10,945)
Distributions from nonconsolidated affiliates	2,042	3,969
Minority interest in earnings of consolidated affiliates	36,123	32,515
Stock-based compensation	2,719	—
Compensation expense under FASB Statement No. 123(R)	(4,278)	—
Current portion of income tax provision	(5,729)	(6,763)
Restructuring charges under FASB Statement No. 146	(1,168)	(1,644)
Other operating cash used in discontinued operations	(942)	(17,503)
Change in government, class action, and related settlement liabilities	(19,820)	(94,752)
Change in assets and liabilities, net of acquisitions*	(106,296)	14,960

Net Cash (Used In) Provided By Operating Activities*	$(71,313)	$16,570

*	See this Item, “Liquidity and Capital Resources—Sources and Uses of Cash,” for a discussion of changes in operating cash and assets and liabilities.

Adjusted Consolidated EBITDA decreased for the three months ended March 31, 2006 compared to the same period of 2005 due primarily to the decrease in Net operating revenues as a result of declining volumes and the net gain on lease termination recorded for the Greenery facilities during the three months ended March 31, 2005.

Segment Results of Operations

Our internal financial reporting and management structure is focused on the major types of services provided by HealthSouth. We currently provide various patient care services through four operating divisions and certain other services through a fifth division, which correspond to our five reporting business segments: (1) inpatient, (2) surgery centers, (3) outpatient, (4) diagnostic, and (5) corporate and other. For additional information regarding our business segments, including a detailed description of the services we provide and financial data for each segment, please see Item 1, Business, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to our 2005 Form 10-K and Note 12, Segment Reporting, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

For the three months ended March 31, 2006 and 2005, our results of operations by segment were as follows:

	Three Months Ended March 31,
	2006	2005
	(In Thousands, Except Average Length of Stay)
Net operating revenues
Inpatient	$448,646	$476,124
Surgery Centers	193,852	207,739
Outpatient	89,782	103,002
Diagnostic	54,689	57,680
Corporate and Other	18,618	22,570
Operating earnings (loss)*
Inpatient	$98,589	$96,927
Surgery Centers	26,304	30,385
Outpatient	9,285	9,574
Diagnostic	(3,323)	3,185
Corporate and Other	(89,905)	(288,112)
Volumes
Inpatient
Discharges	26	27
Outpatient visits	380	437
Average length of stay	15.3 days	16.4 days
Surgery Centers
Cases	151	162
Outpatient
Visits	867	1,021
Diagnostic
Scans	177	183

*       Results of operations for each operating segment include divisional overhead, but exclude corporate overhead. All corporate overhead is included in our corporate and other segment. See Note 25, Segment Reporting, to the financial statements included in our 2005 Form 10-K for additional information. Operating earnings (loss) includes the effect of Minority interests in earnings of consolidated affiliates and Equity in net income of nonconsolidated affiliates.

Inpatient

For the three months ended March 31, 2006 and 2005, our inpatient segment comprised approximately 56.6% and 56.1%, respectively, of consolidated Net operating revenues.

Our inpatient segment’s Net operating revenues for the three months ended March 31, 2006 were 5.8% lower than the comparable period of 2005. The decrease was primarily due to declining volumes. Discharges were approximately 2.9% lower than the same period of 2005 due to the continued phase-in of the 75% Rule. Our inpatient segment also experienced a 13.0% decrease in outpatient volumes due to the decrease in our inpatient volumes, changes in patient-program mix, shortages in therapy staffing, and continued competition from physicians offering physical therapy within their own offices. Certain regulatory pricing changes implemented as of October 1, 2005 also negatively impacted Net operating revenues for the three months ended March 31, 2006. These changes are discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition, “Segment Results of Operations—Inpatient,” to our 2005 Form 10-K. However, we were able to mitigate a portion of these unit price reductions by achieving an approximate 6.0% compliant case growth during the three months ended March 31, 2006 compared to the same period of 2005.

Operating earnings of our inpatient segment increased by 1.7% for the three months ended March 31, 2006 when compared to the comparable period of 2005 and increased from 20.4% of Net operating revenues for the three months ended March 31, 2005 to 22.0% of Net operating revenues for the three months ended March 31, 2006. This increase is due to our inpatient segment’s efforts to manage its operating expenses and respond to its declining volumes.

Our inpatient segment will continue to experience declining volumes throughout 2006 as we move all of our facilities to the 60% minimum qualifying patient mix threshold under the 75% Rule. The segment will also continue to be negatively impacted by the unit price reductions resulting from IRF-PPS changes that became effective October 1, 2005. To combat these issues, we will continue to aggressively attempt to mitigate the impact of the 75% Rule by managing our expenses, focusing our marketing efforts on compliant cases, and developing new post-acute services and other services that are complementary to our IRFs. In addition, we will strive to standardize our labor and supply practices.

Surgery Centers

Net operating revenues for the three months ended March 31, 2006 were $13.9 million, or 6.7%, lower than the comparable period of 2005. Approximately $4.8 million of the decrease is due to the reclassification of two surgery centers that became equity method investments rather than consolidated entities after the first quarter of 2005. An additional $2.6 million of the decrease is due to nine facility closures that occurred from April 1, 2005 through December 31, 2005 that did not qualify as discontinued operations. The remainder of the decrease is due to declining volumes, which resulted from a targeted reduction in low margin cases, competition, and physician turnover.

The decrease in operating earnings for the three months ended March 31, 2006 compared to the comparable period of 2005 is due primarily to the declining volumes discussed above. Including the impact of minority interest expense and Equity in net income of nonconsolidated affiliates, as included in the above chart, operating earnings decreased as a percent of Net operating revenues due primarily to the increased ownership purchased by our physician partners. However, operating earnings before minority interest expense and Equity in net income of nonconsolidated affiliates for the three months ended March 31, 2006 compared to the same period of 2005 increased from 19.8% of Net operating revenues to 21.2% of Net operating revenues. This increase is due to the sale or closure of underperforming centers and improved operations.

Resyndication activity within our surgery centers segment increased in 2005, with the majority of this activity taking place in the latter portion of the year. We expect to see improved results from this resyndication activity during 2006. Our resyndication efforts are expected to have a positive impact on the same store (defined as centers that we consolidated and held during the same period in the prior year) erosion experienced in prior years, solidify our partnerships, and raise capital for the segment.

Our focus within our surgery centers segment continues to be on increasing volume growth and continuing our resyndication activities. We also expect to see margin expansion through labor and supply cost management initiatives, including the standardization of non-physician preference items. However, this margin expansion could be impacted by an increase in minority interests as we continue our resyndication efforts.

Outpatient

Patient visits for the three months ended March 31, 2006 were 15.1% lower than the comparable period of 2005 as our outpatient segment continued to be negatively impacted by competition from physician-owned physical therapy sites and the nationwide physical therapist shortage. In addition, we estimate that the annual per-beneficiary limitations on Medicare outpatient therapy services that became effective on January 1, 2006 negatively impacted our Net operating revenues for the three months ended March 31, 2006 by approximately $2.5 million to $3.0 million.

Operating earnings for the three months ended March 31, 2006 were 3.0% less than the comparable period in 2005. However, operating earnings as a percent of Net operating revenues increased from 9.3% for the three months ended March 31, 2005 to 10.3% for the three months ended March 31, 2006. This increase reflects our outpatient segment’s efforts to control expenses while implementing marketing objectives that should increase visits and market share during 2006.

We expect our facility rationalization and marketing initiatives within our outpatient segment will begin to improve operating results in 2006. However, we also expect to continue to be negatively impacted by the annual per-beneficiary limitations on Medicare outpatient therapy services. The extent of this impact will depend on both the administration of the medical necessity exception process by the Centers for Medicare & Medicaid Services and the response of possible deferral of therapy treatment by patients subject to the therapy caps. For additional information regarding these limits, see Item 1, Business, “Source of Revenues,” to our 2005 Form 10-K.

Diagnostic

Net operating revenues for the three months ended March 31, 2006 were 5.2% less than the comparable period of 2005 due to volume decreases caused primarily by competition from physician-owned diagnostic centers and the closure of underperforming facilities during the latter part of 2005 that did not qualify for discontinued operations.

Operating earnings of our diagnostic segment decreased by $6.5 million for the three months ended March 31, 2006 compared to the same period of 2005. Approximately $5.2 million of this decrease is due to a reassessment of our Refunds due patients and other third-party payors liability in 2005 to update for allocations to various state jurisdictions and other payors. This change in estimate reduced our Refunds due patients and other third-party payors liability for our diagnostic segment by approximately $5.2 million in the first quarter of 2005, thereby reducing our expenses. In addition, during the first three months of 2006, the segment’s operating expenses increased due to non-capitalizable implementation charges related to a new enterprise information technology system, increased professional fees associated with the outsourcing of collection activities, and the repairs and maintenance of equipment.

We are focusing our efforts to increase scan volumes by expanding our relationships with new referral sources and installing new equipment at select facilities. We are also evaluating our portfolio of facilities, particularly those that are underperforming. We will continue the implementation of a new software platform that will provide a fully-integrated information technology solution for the division, including remote picture archiving communication systems that allow for the remote reading of scans performed by our centers and enhanced management information reporting. We believe the implementation of this system will also improve our collection activities.

Corporate and Other

Changes in Net operating revenues from period to period relate to changes in earned premiums of HCS, Ltd., a wholly owned subsidiary that handles medical malpractice, workers’ compensation, and other claims for HealthSouth. These revenues eliminate in consolidation.

Our operating loss for the corporate and other segment decreased for the three months ended March 31, 2006 when compared to the same period of 2005 due primarily to the securities litigation settlement discussed in Note 10, Settlements, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report. The results for the three months ended March 31, 2005 also include $10.5 million of long-lived asset impairment charges. We determined the fair value of the impaired long-lived assets based on the assets’ estimated fair value using valuation techniques that included discounted future cash flows and third-party appraisals. As discussed above in this Item, “Consolidated Results of Operations,” this segment’s results of operations for the three months ended March 31, 2005 also include a $30.5 million net gain resulting from the lease termination of the Greenery facilities. This segment’s operating loss for the three months ended March 31, 2006 includes the removal of the $6.0 million liability related to Source Medical, as discussed above and in Note 3, Investment in and Advances to Nonconsolidated Affiliates, to our accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited).

We continue to strive to control costs associated with our corporate and other segment, but this is difficult due to our continued investment in our infrastructure (both people and technology). We continue to focus on the remediation of internal controls, including the implementation of our information technology strategic plan. We continue to replace the work performed by external consultants during the reconstruction period with HealthSouth employees, and we continue to add resources to provide the necessary level of support to our facilities and meet our operational needs.

Results of Discontinued Operations

During the three months ended March 31, 2006, we identified seven outpatient rehabilitation facilities and one other facility that met the requirements of FASB Statement No. 144 to report as discontinued operations. For the facilities identified during this period that met the requirements of FASB Statement No. 144 to report as discontinued operations, we reclassified our consolidated balance sheet for the year ended December 31, 2005 and presented our condensed consolidated statement of operations and comprehensive loss and condensed consolidated statement of cash flows for the three months ended March 31, 2005 to show the results of those facilities as discontinued operations.

The operating results of discontinued operations, by operating segment and in total, are as follows:

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
Inpatient:
Net operating revenues	$—	$—
Costs and expenses	93	227
Impairments	—	—

Loss from discontinued operations	(93)	(227)
Gain on disposal of assets of discontinued operations	69	362
Income tax expense	—	—

(Loss) income from discontinued operations	$(24)	$135

Surgery Centers:
Net operating revenues	$740	$7,619
Costs and expenses	977	10,804
Impairments	—	—

Loss from discontinued operations	(237)	(3,185)
Gain (loss) on disposal of assets of discontinued operations	5,429	(258)
Income tax expense	—	—

Income (loss) from discontinued operations	$5,192	$(3,443)

Outpatient:
Net operating revenues	$37	$5,421
Costs and expenses	639	6,317
Impairments	—	—

Loss from discontinued operations	(602)	(896)
(Loss) gain on disposal of assets of discontinued operations	(274)	468
Income tax expense	—	—

Loss from discontinued operations	$(876)	$(428)

Diagnostic:
Net operating revenues	$—	$1,334
Costs and expenses	588	2,226
Impairments	524	—

Loss from discontinued operations	(1,112)	(892)
(Loss) gain on disposal of assets of discontinued operations	(376)	749
Income tax expense	—	—

Loss from discontinued operations	$(1,488)	$(143)

Corporate and Other:
Net operating revenues	$10,668	$33,918
Costs and expenses	19,012	41,443
Impairments	—	6,589

Loss from discontinued operations	(8,344)	(14,114)
(Loss) gain on disposal of assets of discontinued operations	(7,305)	171
Income tax expense	—	—

Loss from discontinued operations	$(15,649)	$(13,943)

Total:
Net operating revenues	$11,445	$48,292
Costs and expenses	21,309	61,017
Impairments	524	6,589

Loss from discontinued operations	(10,388)	(19,314)
(Loss) gain on disposal of assets of discontinued operations	(2,457)	1,492
Income tax expense	—	—

Loss from discontinued operations	$(12,845)	$(17,822)

Inpatient. Our inpatient segment did not identify any facilities as discontinued operations in 2005 or 2006. Any activity during these periods reflect run-off costs associated with facilities identified in prior periods.

Surgery Centers. During the three months ended March 31, 2006, no surgery centers were identified as discontinued operations. Fourteen surgery centers were identified as discontinued operations throughout 2005. Both the decline in net operating revenues and the decline in costs and expenses in each period are due to the timing of the sale or closure of these facilities. The revenues and expenses in the three months ended March 31, 2006 primarily relate to three surgery centers that were identified as discontinued operations in 2005 and sold in February 2006. The sale of these facilities resulted in a net gain on disposal of assets of approximately $5.4 million.

Outpatient. Our outpatient segment identified seven facilities as discontinued operations during the three months ended March 31, 2006. During 2005, our outpatient segment identified 185 facilities as discontinued operations. The timing of the closure of these facilities drove the change in net operating revenues and costs and expenses in each year.

Diagnostic. Our diagnostic segment did not identify any facilities as discontinued operations in the three months ended March 31, 2006. During 2005, our diagnostic segment identified seven facilities as discontinued operations. Any activity during the three months ended March 31, 2006 reflects run-off costs associated with facilities identified in prior periods.

Corporate and Other. During the three months ended March 31, 2006, our corporate and other segment identified one facility as discontinued operations. During 2005, our corporate and other segment identified eleven facilities as discontinued operations.

On July 20, 2005, we executed an asset purchase agreement with The Board of Trustees of the University of Alabama (the “University of Alabama”) for the sale of the real property, furniture, fixtures, equipment and certain related assets associated with our only remaining operating acute care hospital, which had 219 licensed beds located in Birmingham, Alabama (the “Birmingham Medical Center”). Simultaneously with the execution of this purchase agreement with the University of Alabama, we executed an agreement with an affiliate of the University of Alabama whereby this entity provided certain management services to the Birmingham Medical Center. On December 31, 2005, we executed an amended and restated asset purchase agreement with the University of Alabama. This amended and restated agreement provided that the University of Alabama purchase the Birmingham Medical Center and associated real and personal property as well as our interest in the gamma knife partnership associated with this hospital. This transaction closed on March 31, 2006. We transferred the hospital and associated real and personal property at that time, but will transfer our interest in the gamma knife partnership at a later date. The transaction also required that we acquire and convey title to the University of Alabama or its affiliate for certain professional office buildings that we leased. Both the certificate of need under which the hospital operated and the licensed beds operated by us at the hospital were transferred as part of the sale of the hospital under the amended and restated agreement.

The change in net operating revenues and costs and expenses between the two comparable periods relates primarily to the continued poor performance of the Birmingham Medical Center. The $6.6 million impairment charge in 2005 primarily relates to an impairment charge for a closed medical center. The $7.3 million net loss on asset disposals in 2006 was the result of our sale of the Birmingham Medical Center and lease termination fees associated with certain properties adjacent to the Birmingham Medical Center. See Note 7, Discontinued Operations, to our accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), for additional information.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, cash from operations, and our revolving credit agreement.

Sources and Uses of Cash

Our primary sources of funding are cash flows from operations, borrowings under long-term debt agreements, and sales of limited partnership interests. The following chart shows the cash flows provided by or used in operating, investing, and financing activities for the three months ended March 31, 2006 and 2005, as well as the effect of exchange rates for those same periods:

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
Net cash (used in) provided by operating activities*	$(71,313)	$16,570
Net cash provided by (used in) investing activities	48,948	(35,741)
Net cash used in financing activities	(15,809)	(64,584)
Effect of exchange rate changes on cash and cash equivalents	(411)	(111)

Decrease in cash and cash equivalents	$(38,585)	$(83,866)

*	Includes approximately $19.8 million and $94.8 million of cash payments, excluding interest, related to government, class action, and related settlements during the three months ended March 31, 2006 and 2005, respectively.

Operating activities. Net cash provided by operating activities decreased for the three months ended March 31, 2006 compared to the same period of 2005 as a result of lower net operating revenues, as discussed above, and the timing of payroll and interest disbursements. Accrued payroll was approximately $18.2 million higher as of March 31, 2005 compared to March 31, 2006 due to the timing of payments. As part of the recapitalization transactions discussed below, we paid approximately $62.7 million on March 10, 2006 related to accrued interest on our prior indebtedness that was extinguished on that day. Historically, this interest was paid primarily in June and December of each year.

Investing activities. Net cash provided by investing activities increased for the three months ended March 31, 2006 when compared to the same period of 2005 due primarily to proceeds from asset disposals, including the disposal of assets for facilities that qualify as discontinued operations, and proceeds from the sale or maturity of marketable securities. These marketable securities were sold to pay financing fees associated with our recapitalization transactions discussed below. Capital expenditures were also $6.5 million less during the three months ended March 31, 2006 compared to the same period of 2005. Restricted cash held by our wholly owned insurance captive, HCS Ltd., decreased during the three months ended March 31, 2006 due to a decrease in claims incurred, which also contributed to the increase in cash provided by investing activities.

Financing activities. The decrease in net cash used in financing activities for the three months ended March 31, 2006 compared to the same period of 2005 is due to the recapitalization transactions discussed below. As a result of the recapitalization transactions, net payments on debt, including capital lease obligations, increased by approximately $296.6 million for the three months ended March 31, 2006. We also paid approximately $54.0 million more in debt issuance costs during the three months ended March 31, 2006 over the same period of 2005 due to the recapitalization transactions. However, these net payments were offset by approximately $387.5 million in net proceeds from the issuance of convertible perpetual preferred stock, as discussed below.

Current Liquidity and Capital Resources

As of March 31, 2006, we had approximately $137.3 million in cash and cash equivalents. This amount excludes approximately $227.6 million in restricted cash, which is cash we cannot use because of various obligations we have under lending agreements, partnership agreements, and other arrangements, primarily related to our captive insurance company.

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

The Recapitalization Transactions included (1) entering into credit facilities that provide for extensions of credit of up to $2.55 billion of senior secured financing, (2) entering into an interim loan agreement that provides us with $1.0 billion of senior unsecured financing, (3) completing a $400 million offering of convertible perpetual preferred stock, (4) completing cash tender offers to purchase $2.03 billion of our previously outstanding senior notes and $319 million of our previously outstanding senior subordinated notes and consent solicitations with respect to proposed amendments to the indentures governing each outstanding series of notes, and (5) prepaying and terminating our Senior Subordinated Credit Agreement, our Amended and Restated Credit Agreement, and our Term Loan Agreement. In order to complete the Recapitalization Transactions, we also entered into amendments, waivers, and consents to our prior senior secured credit facility, $200 million senior unsecured term loan agreement, and $355 million senior subordinated credit agreement. Detailed descriptions of each of the above transactions are contained in Item 1, Business, “Recapitalization Transactions,” of our 2005 Form 10-K and Note 4, Long-term Debt, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

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

The face value of our long-term debt (excluding notes payable to banks and others, noncompete agreements, and capital lease obligations) before and after the Recapitalization Transactions is summarized in the following table:

	As of	As of
	December 31, 2005	March 31, 2006
	(In Thousands)
Revolving credit facility	$—	$50,000
Term loans	513,425	3,050,000
Bonds payable	2,720,907	80,101

	$3,234,332	$3,180,101

The following charts show our scheduled payments on long-term debt (excluding notes payable to banks and others, noncompete agreements, and capital lease obligations) as of March 10, 2006 for the next five years (including 2006) and thereafter before and after the Recapitalization Transactions. The charts also exclude the convertible perpetual preferred stock.

*	Interim Loan Agreement maturity, which is subject to automatic extension

As noted above, we have negotiated new debt covenants as part of the Recapitalization Transactions. These covenants include higher leverage ratios and lower interest coverage ratios. The following chart shows a comparison of these two restrictive covenants as of March 31, 2006 under our former Amended and Restated Credit Agreement and our new Credit Agreement:

Required Ratios at March 31, 2006
	New Senior Credit Facility	Former Amended and Restated Credit Agreement
Minimum interest coverage ratio	1.65 to 1.00	2.00 to 1.00
Maximum leverage ratio	7.25 to 1.00	5.50 to 1.00

Funding Commitments

After the above Recapitalization Transactions, we have scheduled payments of $43.3 million and $46.0 million in the remainder of 2006 and 2007, respectively, related to long-term debt obligations (including notes payable to banks and others, noncompete agreements, and capital lease obligations). For additional information about our long-term debt obligations, see Note 4, Long-term Debt, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

We also have funding commitments related to legal settlements. As a result of the Medicare Program Settlement discussed in Item 1, Business, to our 2005 Form 10-K, we made principal payments of approximately $176 million to the United States during 2005 and the three months ended March 31, 2006. The remaining principal balance of $149 million will be paid in quarterly installments throughout the remainder of 2006 and 2007. These amounts are exclusive of interest from November 4, 2004 at an annual rate of 4.125%. In addition to the Medicare Program Settlement, we reached an agreement with the SEC to resolve claims brought by the SEC against us in March 2003. As a result of the SEC Settlement, we made a $12.5 million payment to the SEC in October 2005. We will make payments of $37.5 million and $50.0 million in 2006 and 2007, respectively.

During the three months ended March 31, 2006, we made capital expenditures of approximately $20.8 million. Total amounts budgeted for capital expenditures for 2006 approximate $147 million. These expenditures include IT initiatives, new business opportunities, and equipment upgrades and purchases. Approximately 50% of this budgeted amount is discretionary and could be revised, if necessary.

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

On March 31, 2006, we were liable for guarantees of indebtedness owed by third parties in the amount of $25.4 million. We have recognized that amount as a liability as of March 31, 2006 because of existing defaults by the third parties under those guarantees.

We are also secondarily liable for certain lease obligations associated with sold facilities. As of March 31, 2006, we had entered into four sublease guarantee arrangements. The remaining terms of these subleases range from one year to nine years. If we were required to perform under all such guarantees, our maximum exposure approximates $11.3 million. We have not recorded a liability for these guarantees, as we do not believe it is probable that we will be required to perform under these guarantees. In the event we are required to perform under these guarantees, we could potentially have recourse against the sublessee for recovery of any amounts paid. For additional information regarding these guarantees, see Note 2, Guarantees, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

As of March 31, 2006, we were not directly liable for the debt of any unconsolidated entity, and we do not have any retained or contingent interest in assets as defined above.

As of March 31, 2006, we hold one derivative financial instrument, as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In March 2006, we entered into an interest rate swap related to our new Credit Agreement, as discussed in Note 4, Long-term Debt, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2006, we are not involved in any unconsolidated SPE transactions.

Contractual Obligations

Our consolidated contractual obligations as of March 31, 2006 are as follows:

	Total	April 1, 2006 through December 31, 2006	2007 - 2008	2009 - 2010	2011 and Thereafter
	(In Thousands)
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations(a)	$3,136,749	$29,495	$90,102	$47,170	$2,969,982
Revolving credit facility	50,000	—	—	—	50,000
Interest on long-term debt(b)	1,855,734	209,702	549,419	534,291	562,322
Capital lease obligations(c)	253,475	23,291	59,224	53,215	117,745
Operating lease obligations(d)(e)(f)	473,778	77,624	154,653	89,204	152,297
Purchase obligations(f)(g)	125,857	54,361	44,196	3,810	23,490
Other long-term liabilities:
Government settlements, including interest when applicable	243,292	104,268	139,024	—	—
Other liabilities(h)	4,950	1,425	461	444	2,620

(a)	Included in long-term debt are amounts owed on our bonds payable, notes payable to banks and others, and noncompete agreements. These borrowings are further explained in Note 8, Long-term Debt, of the notes to our consolidated financial statements included in our 2005 Form 10-K.
(b)	Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of March 31, 2006. Interest related to capital lease obligations is excluded from this line. Amounts exclude amortization of debt discount, amortization of loans fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations. Amounts also exclude the impact of our interest rate swap.
(c)	Amounts include interest portion of future minimum capital lease payments.
(d)	We lease many of our facilities as well as other property and equipment under operating leases in the normal course of business. Some of our facility leases require percentage rentals on patient revenues above specified minimums and contain escalation clauses. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 5, Property and Equipment, of the notes to our consolidated financial statements included in our 2005 Form 10-K.
(e)	Lease obligations for facility closures are included in operating leases.
(f)	Future operating lease obligations and purchase obligations are not recognized in our consolidated balance sheet.

(g)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HealthSouth and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Approximately $36.1 million of the amounts included in this line represent commitments on the Digital Hospital. Commitments related to the Digital Hospital are currently under negotiation with various parties and may be less than the amounts reflected in the chart above.
(h)	Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: medical malpractice and workers’ compensation risks, deferred income taxes, and our estimated liability for unsettled litigation. For more information, see Note 1, Summary of Significant Accounting Policies, “Self-Insured Risk,” Note 18, Income Taxes, and Note 24, Contingencies and Other Commitments, of the notes to our consolidated financial statements included in our 2005 Form 10-K.

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our condensed consolidated financial statements which have been prepared in accordance with GAAP. In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgment that affects the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors we believe to be relevant at the time we prepared our condensed consolidated financial statements. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements included in our 2005 Form 10-K and Note 1, Basis of Presentation, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report. Of our significant accounting policies, those that we consider to be the most critical to aid in fully understanding and evaluating our reported financial results, as they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain, are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies,” to our 2005 Form 10-K.

Since the filing of our 2005 Form 10-K, we have adopted one additional critical accounting policy due to the adoption of FASB Statement No. 123(R) on January 1, 2006. FASB Statement No. 123(R) requires all share-based payments, including grants of stock options, to be recognized in the financial statements based on their fair value. The fair value is estimated at the date of grant using a Black-Scholes option pricing model with weighted average assumptions for the activity under our stock plans. Option pricing model assumptions such as expected term, expected volatility, risk-free interest rate, and expected dividends, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on or determined from external data and other assumptions may be derived from our historical experience with share-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment based on relevant facts and circumstances.

We estimate our expected term through an analysis of actual, historical post-vesting exercise, cancellation, and expiration behavior by our employees and projected post-vesting activity of outstanding options. We currently calculate volatility based on the historical volatility of our common stock over the period commensurate with the expected life of the options, excluding a distinct period of extreme volatility between 2002 and 2003. The risk-free interest rate is the implied daily yield currently available on U.S. Treasury issues with a remaining term closely approximating the expected term used as the input to the Black-Scholes option pricing model. We have never paid cash dividends on our common stock, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Therefore, we do not include a dividend payment as part of our pricing model. We estimate forfeitures through an analysis of actual, historical pre-vesting option cancellations.

Recent Accounting Pronouncements

Since the filing of our 2005 Form 10-K, we do not believe any recently issued, but not yet effective, accounting standards will have a material effect on HealthSouth’s consolidated financial position, results of operations, or cash flows.

For additional information regarding recent accounting pronouncements, please see Note 1, Basis of Presentation, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our projected business results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	uncertainties and factors discussed elsewhere in this Form 10-Q, in our other filings with the SEC, or in materials incorporated therein by reference;

•	the outcome of continuing investigations by the United States Department of Justice and other governmental agencies regarding our financial reporting and related activity;

•	the final resolution of pending litigation filed against us, including class action litigation alleging violations of federal securities laws by us;

•	our ability to successfully remediate our internal control weaknesses;

•	changes or delays in or suspension of reimbursement for our services by governmental or private payors;

•	changes in the regulations of the health care industry at either or both of the federal and state levels;

•	changes in reimbursement for health care services we provide;

•	competitive pressures in the health care industry and our response to those pressures;

•	our ability to obtain and retain favorable arrangements with third-party payors;

•	our ability to attract and retain nurses, therapists, and other health care professionals in a highly competitive environment with often severe staffing shortages; and

•	general conditions in the economy and capital markets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is to changes in interest rates on our long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on these items.

Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net market value of our fixed rate debt but has no impact on interest expense or cash flows. Interest rate changes on variable rate debt impacts the interest expense and cash flows, but does not impact the net market value of the underlying debt instruments. Our fixed and variable rate debt as of March 31, 2006 is shown in the following table:

	As of March 31, 2006
	Carrying Amount	% of Total	Estimated Fair Value	% of Total
	(In Thousands)
Fixed rate debt	$79,499	2.5%	$81,449	2.6%
Variable rate debt	3,100,500	97.5%	3,109,563	97.4%

Total long-term debt	$3,179,999	100.0%	$3,191,012	100.0%

As discussed in more detail in Note 4, Long-term Debt, to our accompanying condensed consolidated financial statements in Part I, Item 1, Financial Statements (Unaudited), in March 2006, we entered into an interest rate swap to convert the floating rate of our Credit Agreement to a fixed rate in order to limit our exposure to variability in interest payments caused by changes in LIBOR. Under the interest rate swap agreement, we pay a fixed rate of 5.2% on $2.0 billion of variable rate debt, while the counterparties pay a floating rate based on 3-month LIBOR.

Based on the variable rate of our debt as of March 31, 2006 and inclusive of the impact of the conversion of $2.0 billion of our variable rate debt to a fixed rate via an interest rate swap, a 1% increase in interest rates would result in an additional $11.0 million in interest expense per year, while a 1% decrease in interest rates would reduce interest expense per year by $11.0 million. A 1% increase in interest rates would result in an approximate $0.8 million decrease in the estimated fair value of our fixed rate debt, and a 1% decrease in interest rates would result in an approximate $0.8 million increase in its estimated fair value.

Foreign operations, and the related market risks associated with foreign currencies, are currently, and have been, insignificant to our financial position, results of operations, and cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. This conclusion was based on the fact that the material weaknesses that existed as of December 31, 2005 (as disclosed in our Form 10-K for the year ended December 31, 2005) were still present at March 31, 2006.

The company has undertaken a number of procedures and instituted controls to help ensure the proper collection, evaluation and disclosure of the information included in the company’s financial statements. We have implemented additional analytical tools and verification procedures to address these weaknesses. As a result, we believe that the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects.

Changes in Internal Control Over Financial Reporting

There have been no material changes in Internal Control over Financial Reporting during the quarter ended March 31, 2006. We have engaged in, and are continuing to engage in, substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to substantially all areas of our financial statements and disclosures. These remediation efforts are expected to continue throughout 2006 and beyond. We have begun remediation efforts in many of the areas that we identified as having material weaknesses in internal control over financial reporting as of December 31, 2005. Our Audit Committee has provided and will continue to provide oversight and review of the company’s completed, current and planned initiatives to remediate material weaknesses in the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 1 and Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2005, as well as Notes 21, 22, 23, and 24 to the consolidated financial statements accompanying that report. The following discussion is limited to recent developments concerning our legal proceedings and should be read in conjunction with our 2005 Form 10-K. Unless otherwise indicated, all proceedings discussed in our 2005 10-K remain outstanding. Reference also is made to Note 10, Settlements, and Note 11, Contingencies, of the condensed consolidated financial statements contained in Part I, Item 1, of this Form 10-Q.

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

On January 3, 2006, the Alabama Circuit Court in the Tucker case granted the plaintiff’s motion for summary judgment against Mr. Scrushy on a claim for the restitution of incentive bonuses Scrushy received for years 1996 through 2002. Including pre-judgment interest, the court’s total award was approximately $48 million. The judgment does not resolve other claims brought by the plaintiff against Scrushy, which remain pending. On February 8, 2006, the Alabama Supreme Court stayed execution on the judgment and ordered briefing on whether or not the Alabama Circuit Court’s order was appropriate for certification as a final appealable order pursuant to Rule 54(b). On April 12, 2006, the Alabama Supreme Court lifted its stay of execution on the judgment and ruled that the Alabama Circuit Court’s order was appropriate for certification as a final appealable order. The Alabama Circuit Court’s order granting summary judgment remains on appeal. To date, the plaintiff has not executed the judgment.

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

Litigation by and Against Richard M. Scrushy

After the dismissal of several lawsuits filed against us by Richard M. Scrushy, on December 9, 2005 Mr. Scrushy filed a complaint in the Circuit Court of Jefferson County, Alabama, captioned Scrushy v. HealthSouth, CV-05-7364. The complaint alleges that, as a result of Mr. Scrushy’s removal from the position of CEO in March 2003, we owe him “in excess of $70 million” pursuant to an employment agreement dated as of September 17, 2002. We have answered the complaint and filed counterclaims against Mr. Scrushy. In addition, on or about December 19, 2005, Mr. Scrushy filed a demand for arbitration with the American Arbitration Association, supposedly pursuant to an indemnity agreement with us. The arbitration demand seeks to require us to pay expenses which he estimates exceed $31 million incurred by Mr. Scrushy, including attorneys’ fees, in connection with the defense of criminal fraud claims against him and in connection with a preliminary hearing in the SEC litigation. In our counterclaim filed in the Alabama Circuit Court action, we asked the court to prohibit Mr. Scrushy from having his claims resolved in arbitration, as opposed to a jury trial.

After hearings on January 4, 2006 and January 23, 2006, the Alabama Circuit Court denied our motion to stay and enjoin the arbitration. However, the court ordered Mr. Scrushy to terminate the arbitration and withdraw his demand for arbitration, but left him the option of beginning arbitration at a later date on further order of the court. The court also granted Scrushy the right to petition the court to lift the stay after pre-trial discovery had occurred in the court proceeding between us and Mr. Scrushy. On or about February 6, 2006, Mr. Scrushy filed a motion with the Alabama Supreme Court asking it to direct the Alabama Circuit Court to vacate its order requiring Scrushy to withdraw his arbitration demand, and to direct the Alabama Circuit Court to dismiss our counterclaim for a declaratory judgment and end “any further exercise of jurisdiction over this arbitration matter.” On April 12, 2006, the Alabama Supreme Court issued an opinion announcing its decision to grant Mr. Scrushy’s request and issued a writ of mandamus to the Alabama Circuit Court requiring it to vacate its order requiring Scrushy to withdraw his arbitration demand. We expect that the Circuit Court will vacate its order, allowing Mr. Scrushy to proceed with his claim in arbitration. Mr. Scrushy contends that under the terms of the purported indemnity agreement the arbitration proceeding must be completed within 60 days. We dispute Mr. Scrushy’s right to any indemnification of his defense fees and costs, and we intend to defend against this claim vigorously. There can be no assurance, however, that we will prevail in that proceeding.

Litigation by Other Former Officers

On August 22, 2003, Anthony Tanner, our former Secretary and Executive Vice President—Administration, filed a petition in the Circuit Court of Jefferson County, Alabama, captioned In re Tanner, CV-03-5378, seeking permission to obtain certain information through the discovery process prior to filing a lawsuit. That petition was voluntarily dismissed with prejudice on August 11, 2004. On December 29, 2004, Mr. Tanner filed a lawsuit in the Circuit Court of Jefferson County, Alabama, captioned Tanner v. HealthSouth Corp., CV-04-7715, alleging that we breached his employment contract by failing to pay certain retirement benefits. The complaint requests damages, a declaratory judgment, and a preliminary injunction to require payment of past due amounts under the contract and reinstatement of the claimed retirement benefits. The parties settled this case pursuant to a General Release executed on March 21, 2006 and filed a Joint Stipulation of Dismissal with the court on March 24, 2006.

Litigation Against Former Officers

On July 28, 2005, we filed a collection action in the Circuit Court of Jefferson County, Alabama captioned HealthSouth Corp. v. William T. Owens, CV-05-4420, to collect unpaid loans in the original principal amount of approximately $1.0 million that we made to William T. Owens, our former Chief Financial Officer, while he was a HealthSouth employee. On March 27, 2006, the court entered a Final Judgment in our favor and against Mr. Owens for approximately $1.4 million, which includes principal, accrued interest, and our attorneys’ fees.

General Medicine, P.C. and Meadowbrook Actions

Pursuant to a Plan and Agreement of Merger dated February 17, 1997, Horizon/CMS Healthcare Corporation (“Horizon/CMS”) became a wholly owned subsidiary of HealthSouth. At the time of the merger,

there was a lawsuit pending against Horizon/CMS in the United States District Court for the Eastern District of Michigan captioned General Medicine, P.C. v. Horizon/CMS Healthcare Corporation, CV-96-72624 (the “Michigan Action”). The complaint alleged that Horizon/CMS wrongfully terminated a contract with General Medicine, P.C. (“General Medicine”) for the provision of medical directorship services to long-term care facilities owned and/or operated by Horizon/CMS. Effective December 31, 2001, we sold all of our stock in Horizon/CMS to Meadowbrook Healthcare Corporation (“Meadowbrook”) pursuant to a Stock Purchase Agreement containing disclosure regarding the Michigan Action under which Meadowbrook agreed to indemnify us against losses arising out of the historic and ongoing operations of Horizon/CMS. Meadowbrook, Horizon/CMS, and General Medicine entered into an agreement to settle the Michigan Action pursuant to which Horizon/CMS consented to the entry of a final judgment in the amount of $376 million in favor of General Medicine on May 3, 2004 (the “Consent Judgment”). The settlement agreement provides that, with the exception of $300,000 paid by Meadowbrook, the Consent Judgment may only be collected from us. At the time of the Consent Judgment, we had no ownership or other interest in Horizon/CMS.

On August 16, 2004, General Medicine filed a lawsuit against us captioned General Medicine, P.C. v. HealthSouth Corp., CV-04-958, in the Circuit Court of Shelby County, Alabama, seeking to recover the unpaid amount of the Consent Judgment. The complaint alleges that while Horizon/CMS was a wholly-owned subsidiary of HealthSouth and General Medicine was an existing creditor of Horizon/CMS, we caused Horizon/CMS to transfer assets to us thereby rendering Horizon/CMS insolvent and unable to pay its creditors. The complaint asserts that these transfers were made for less than a reasonably equivalent value and/or with the actual intent to defraud creditors of Horizon/CMS, including General Medicine, in violation of the Alabama Uniform Fraudulent Transfer Act. General Medicine’s complaint requests relief including recovery of the unpaid amount of the Consent Judgment, the avoidance of the subject transfers of assets, attachment of the assets transferred to us, appointment of a receiver over the transferred properties, and a monetary judgment for the value of properties transferred. We filed an answer denying liability to General Medicine, and on February 28, 2005, the General Medicine case was transferred to the Circuit Court of Jefferson County, Alabama, and assigned case number CV-05-1483.

On October 6, 2004, Meadowbrook filed a declaratory judgment action against us in the Circuit Court of Shelby County, Alabama, captioned Meadowbrook Healthcare Corporation v. HealthSouth Corp., CV-04-1131, seeking a declaration that it is not contractually obligated to indemnify us against General Medicine’s complaint. This case was transferred to the Circuit Court of Jefferson County, Alabama on May 9, 2005 and assigned case number CV-05-3042. On July 26, 2005, we filed an Answer and Verified Counterclaim for Injunctive and Other Relief seeking a judgment requiring Meadowbrook to indemnify us against the claims asserted by General Medicine in its complaint and other relief based upon legal and equitable theories. In August of 2005, both parties to the Meadowbrook case filed motions for summary judgment based upon the express language of the indemnification provision in the Stock Purchase Agreement. On November 15, 2005, the court entered a final order determining that Meadowbrook is not contractually obligated under the Stock Purchase Agreement to indemnify us against the claims asserted by General Medicine in its complaint. The final order did not adjudicate our equitable claims against Meadowbrook which, if successful, would require Meadowbrook to pay our liability, if any, to General Medicine. On December 21, 2005, we filed an appeal of the court’s ruling that Meadowbrook has no contractual obligation to indemnify us under the Stock Purchase Agreement, captioned HealthSouth Corporation vs. Meadowbrook Healthcare, Inc., appeal no. 1050406, in the Supreme Court of Alabama.

On December 9, 2005, we filed a First Amended Counterclaim asserting counterclaims against Meadowbrook, General Medicine and Horizon/CMS for fraud, injurious falsehood, tortious interference with business relations, bad faith, conspiracy, unjust enrichment, and other causes of action. The First Amended Counterclaim alleges that the Consent Judgment is the product of fraud, collusion, and bad faith by Meadowbrook, General Medicine and Horizon/CMS and, further, that these parties are guilty of a conspiracy to manufacture a lawsuit against HealthSouth in favor of General Medicine and to divert the assets of Horizon/CMS to Meadowbrook and away from creditors, including HealthSouth. The Meadowbrook case and the General Medicine cases were consolidated for purposes of discovery and pre-trial matters on January 26, 2006.

Massachusetts Real Estate Actions

On February 3, 2003, HRPT Properties Trust (“HRPT”) filed a lawsuit against Senior Residential Care/North Andover, Limited Partnership (“SRC”) in the Land Court for the Commonwealth of Massachusetts captioned HRPT Properties Trust v. Senior Residential Care/North Andover, Limited Partnership, Misc. Case No. 287313, in which it claimed an ownership interest in certain parcels of real estate in North Andover, Massachusetts and alleged that SRC unlawfully occupied and made use of those properties. On March 17, 2003, we (and our subsidiary, Greenery Securities Corp.) moved to intervene in this case to claim ownership of the disputed property pursuant to an agreement that involved the conveyance of five nursing homes and to effect a transfer of title to the disputed property by HRPT to us or our nominee.

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

On May 13, 2005, the Land Court ruled that we are entitled to a jury trial in the consolidated cases. SNH, HRES1, and HRPT have taken an interlocutory appeal from this order, and the oral argument before the Massachusetts Supreme Judicial Court was held on March 7, 2006. The Supreme Judicial Court has not rendered its decision as of the date of this report. The consolidated Land Court cases have been stayed pending disposition of the appeal. The parties were still in the discovery phase of the proceedings at the time the stay came into effect.

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

On September 25, 2005, the Superior Court granted HRPT’s motion to dismiss and granted SNH and HRES1’s motion for summary judgment on our requests for declaratory and injunctive relief, ruling that their termination of the lease was valid. On September 29, 2005, the court, at SNH and HRES1’s request, appointed a receiver to hold the “net cash proceeds of operations” of the facilities during the pendency of the litigation. Following a bench trial regarding issues relating to the parties’ relationship post-termination, the court entered a judgment dated January 18, 2006 requiring us to use our best efforts to accomplish the license transfer while managing the facilities for HRES1’s account and to pay HRES1 the net cash proceeds of the hospitals after deducting direct operating expenses and a management fee equal to 5% of net patient revenues for the period from October 26, 2004 through the date that a successor operator assumes control over the facilities.

On January 24, 2006, we filed a Notice of Appeal from the judgment and all orders encompassed therein, including the order granting SNH and HRES1’s motion for summary judgment on the lease termination issue and their request for the appointment of a receiver. A hearing on the appeal has not yet been scheduled. On January 31, 2006, the Superior Court denied our request to stay the judgment during the appeal, and, on February 2, 2006, a Single Justice of the Appeals Court also denied our request for a stay. SNH, HRES1, and HRPT have recently filed motions seeking to require HealthSouth to pay their attorneys’ fees incurred in the Superior Court litigation. We have opposed these requests. A hearing on these motions is currently scheduled for May 18, 2006.

On April 5, 2006, the Massachusetts Department of Public Health advised SNH and HRES1 that it would not commence its full review of the applications for approvals to operate the hospitals submitted by SNH and HRES1’s prospective new tenants because there was no agreement with HealthSouth setting forth the terms of the proposed transfer of the hospitals as required by applicable regulations. In light of this determination, on April 25, 2006, we served HRES1 with a motion to modify the judgment requiring us to manage the facilities for a fee equal to 5% of net patient revenues. As set forth in the motion, HRES1’s prospective tenants have not obtained the necessary regulatory approvals to operate the facilities in a period of a few months as contemplated by the judgment, and we believe that the possibility exists that they may never obtain the necessary approvals because we are not required by the judgment to enter into a separate agreement transferring the hospitals. Accordingly, in light of the prolonged licensing process, we have requested that the management fee be increased to 8.5% of net patient revenues, which we believe accurately represents our actual costs of running the facilities. We have also requested that, in the event that approvals are not obtained by August 1, 2006, the Superior Court schedule a hearing at its earliest convenience thereafter for the purpose of determining whether the circumstances require further adjustment of our management obligations at the hospitals or other appropriate relief. HRES1 has opposed our motion. Through April 15, 2006, we have paid over $6 million, representing the net cash proceeds of the hospitals for the period between October 26, 2004 and March 31, 2006.

Other Litigation

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

On July 19, 2005, Gary Bellinger filed a pro se complaint captioned Gary Bellinger v. Eric Hanson, d/b/a U.S. Strategies, Inc., Medika Group, Ltd., Laserlife, Inc., & Relife, Inc.; and Richard Scrushy, d/b/a HealthSouth, Case No. 05-06898-B, In the District Court, Dallas County, Texas, 44th Judicial District. Mr. Bellinger claims the defendants violated the terms of a distribution agreement with his company, Laser Bio Therapy, Inc., resulting in that company’s bankruptcy. He has sued for breach of contract, breach of fiduciary duty, and fraud, and claims compensatory damages of $270 million and punitive damages of $10 million. On April, 12, 2006, the judge entered an order dismissing us from the case without prejudice.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, Risk Factors, in our 2005 Form 10-K, which could materially affect our business, financial condition, or operating results. The risks described in our 2005 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

The foregoing descriptions of the Series A Preferred Stock is qualified in its entirety by the complete text of the Certificate of Designation of 6.50% Series A Convertible Perpetual Preferred Stock, which is referenced in Part II, Item 6 of this Form 10-Q, and is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

As discussed in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2005, we engaged in a series of recapitalization transactions in the first quarter of 2006 which included completing cash tender offers to purchase $2.03 billion of our then outstanding senior notes and $319 million of our then outstanding senior subordinated notes, and consent solicitations with respect to proposed amendments to the indentures governing each outstanding series of notes. On February 2, 2006, we commenced the tender offers and solicited the consent of holders in order to eliminate substantially all of the restrictive covenants in the indentures governing our 7.375% Senior Notes due 2006, 7.000% Senior Notes due 2008, 8.500% Senior Notes due 2008, 8.375% Senior Notes due 2011, 7.625% Senior Notes due 2012 and 10.750% Senior Subordinated Notes due 2008 (collectively, the “Notes”). On February 15, 2006 (the “Consent Date”), we announced that we received consents approving the proposed amendments to each indenture from a majority in principal amount of the holders of each series of our Notes and executed the supplemental indentures described below. The amendments eliminating substantially all of the restrictive covenants in the indentures are described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006, which description is incorporated herein by reference. The vote totals for the consents, as of 5:00 p.m. on the Consent Date, are set forth in the following table:

Notes	Principal Amount Outstanding ($)	Principal Amount Voted For ($)	Principal Amount Abstained ($)
7.375% Senior Notes due 2006	180,300,000	163,472,000	16,828,000

7.000% Senior Notes due 2008	250,000,000	239,360,000	10,640,000

8.500% Senior Notes due 2008	343,000,000	333,231,000	9,769,000

8.375% Senior Notes due 2011	347,700,000	346,740,000	960,000

7.625% Senior Notes due 2012	908,700,000	906,624,000	2,076,000

10.750% Senior Sub. Notes due 2008	319,260,000	288,296,000	30,964,000

In connection with the consummation of the consent solicitations, we executed the following supplemental indentures as of February 15, 2006:

•	Third Supplemental Indenture to the Indenture, dated as of February 1, 2001, between us and The Bank of New York, as trustee, governing our 8.500% Senior Notes due 2008

•	Third Supplemental Indenture to the Indenture, dated as of September 25, 2000, between us and HSBC Bank USA, as successor trustee to The Bank of New York, governing our 10.750% Senior Subordinated Notes due 2008

•	Third Supplemental Indenture to the Indenture, dated as of September 28, 2001, between us and Wilmington Trust Company, as successor trustee to National City Bank, governing our 7.375% Senior Notes due 2006

•	Second Supplemental Indenture to the Indenture, dated as of June 22, 1998, between us and Wilmington Trust Company, as successor trustee to J.P. Morgan Trust Company, National Association (successor in interest to PNC Bank, National Association), governing our 7.000% Senior Notes due 2008

•	Third Supplemental Indenture to the Indenture, dated as of September 28, 2001, between us and Wilmington Trust Company, as successor trustee to National City Bank, governing our 8.375% Senior Notes due 2011

•	Second Supplemental Indenture to the Indenture, dated as of May 22, 2002, between us and The Bank of Nova Scotia Trust Company of New York, as trustee, governing our 7.625% Senior Notes due 2012

The supplemental indentures listed above became operative once we accepted for purchase all validly tendered Notes on March 10, 2006.

Item 5. Other Information

On March 31, 2006, in accordance with an amended and restated asset purchase agreement, dated December 31, 2005, with The Board of Trustees of the University of Alabama (the “University of Alabama”), we closed the sale of the real property, furniture, fixtures, equipment and certain related assets associated with our 219 licensed-bed acute care hospital located in Birmingham, Alabama (the “Birmingham Medical Center”). The transfer of assets was effective as of April 1, 2006. In connection with that agreement, we acquired and conveyed title to an affiliate of the University of Alabama for certain professional office buildings that we were leasing in connection with our operation of the hospital. In conjunction with the termination of the lease associated with the professional office buildings, we agreed to continue certain rent payment obligations related to the terminated lease. The total cost to terminate the lease was approximately $29 million. After taking into account the lease termination and certain other transaction costs, we recognized an approximately $7.3 million net loss on asset disposals as a result of the sale of the Birmingham Medical Center.

Both the certificate of need under which the hospital currently operates, and the licensed beds operated by us at the hospital, were transferred as part of the sale of the hospital under the amended and restated asset purchase agreement. We no longer have the ability to operate or sell the Digital Hospital project as an acute care hospital without obtaining an additional certificate of need.

Item 6. Exhibits

The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this quarterly report unless otherwise noted.

No.	Description

3.1	Restated Certificate of Incorporation of HealthSouth Corporation, as filed with the Secretary of State of the State of Delaware on March 21, 1998.*

3.2	By-Laws of HealthSouth Corporation, as amended through May 17, 2001.*

3.3	Certificate of Designation of 6.50% Series A Convertible Perpetual Preferred Stock, as filed with the Secretary of State of the State of Delaware on March 7, 2006 (incorporated by reference to Exhibit 3.1 to HealthSouth’s Current Report on Form 8-K filed March 9, 2006).

4.1.1	Indenture, dated as of June 22, 1998, between HealthSouth Corporation and PNC Bank, National Association, as trustee, relating to HealthSouth’s 6.875% Senior Notes due 2005 and 7.0% Senior Notes due 2008.*

4.1.2	Officer’s Certificate pursuant to Sections 2.3 and 11.5 of the Indenture, dated as of June 22, 1998, between HealthSouth Corporation and PNC Bank, National Association, as trustee, relating to HealthSouth’s 6.875% Senior Notes due 2005 and 7.0% Senior Notes due 2008.*

4.1.3	Instrument of Resignation, Appointment and Acceptance, dated as of April 9, 2003, among HealthSouth Corporation, J.P. Morgan Trust Company, National Association (successor in interest to PNC Bank, National Association), as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to HealthSouth’s 6.875% Senior Notes due 2005 and 7.0% Senior Notes due 2008.*

4.1.4	First Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of June 22, 1998, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to J.P. Morgan Trust Company, National Association (successor in interest to PNC Bank, National Association), relating to HealthSouth’s 7.0% Senior Notes due 2008 (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K filed June 25, 2004).

4.1.5	Second Supplemental Indenture, dated as of February 15, 2006, to the Indenture, dated as of June 22, 1998, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to J.P. Morgan Trust Company, National Association (successor in interest to PNC Bank, National Association), relating to HealthSouth’s 7.0% Senior Notes due 2008 (incorporated by reference to Exhibit 4.3 to HealthSouth’s Current Report on Form 8-K filed February 17, 2006).

4.2.1	Indenture, dated as of September 25, 2000, between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008.*

4.2.2	Instrument of Resignation, Appointment and Acceptance, dated as of May 8, 2003, among HealthSouth Corporation, The Bank of New York, as resigning trustee, and HSBC Bank USA, as successor trustee, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008.*

4.2.3	Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of September 25, 2000 between HealthSouth Corporation and HSBC Bank USA, as successor trustee to The Bank of New York, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008.*

4.2.4	Second Supplemental Indenture, dated as of May 14, 2004, to the Indenture dated as of September 25, 2000 between HealthSouth Corporation and HSBC Bank USA, as successor trustee to The Bank of New York, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K filed May 24, 2004).

4.2.5	Third Supplemental Indenture, dated as of February 15, 2006, to the Indenture dated as of September 25, 2000 between HealthSouth Corporation and HSBC Bank USA, as successor trustee to The Bank of

New York, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.4 to HealthSouth’s Current Report on Form 8-K filed February 17, 2006).

4.3.1	Indenture, dated as of February 1, 2001, between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008.*

4.3.2	Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of February 1, 2001 between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008.*

4.3.3	Second Supplemental Indenture, dated as of May 14, 2004, to the Indenture dated as of February 1, 2001 between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008 (incorporated by reference to Exhibit 99.1 to HealthSouth’s Current Report on Form 8-K filed May 24, 2004).

4.3.4	Third Supplemental Indenture, dated as of February 15, 2006, to the Indenture dated as of February 1, 2001 between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008 (incorporated by reference to Exhibit 4.1 to HealthSouth’s Current Report on Form 8-K filed February 17, 2006).

4.4.1	Indenture, dated as of September 28, 2001, between HealthSouth Corporation and National City Bank, as trustee, relating to HealthSouth’s 7.375% Senior Notes due 2006 and 8.375% Senior Notes due 2011.*

4.4.2	Instrument of Resignation, Appointment and Acceptance, dated as of April 9, 2003, among HealthSouth Corporation, National City Bank, as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to HealthSouth’s 7.375% Senior Notes due 2006 and 8.375% Senior Notes due 2011.*

4.4.3	Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of September 28, 2001 between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 7.375% Senior Notes due 2006 and 8.375% Senior Notes due 2011.*

4.4.4	Second Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 7.375% Senior Notes due 2006 (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K filed June 25, 2004).

4.4.5	Third Supplemental Indenture, dated as of February 15, 2006, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 7.375% Senior Notes due 2006 (incorporated by reference to Exhibit 4.2 to HealthSouth’s Current Report on Form 8-K filed February 17, 2006).

4.4.6	Second Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 8.375% Senior Notes due 2011 (incorporated by reference to Exhibit 99.4 to HealthSouth’s Current Report on Form 8-K filed June 25, 2004).

4.4.7	Third Supplemental Indenture, dated as of February 15, 2006, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 8.375% Senior Notes due 2011 (incorporated by reference to Exhibit 4.6 to HealthSouth’s Current Report on Form 8-K filed February 17, 2006).

4.5.1	Indenture, dated as of May 22, 2002, between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012.*

4.5.2	Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of May 22, 2002 between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012.*

4.5.3	First Supplemental Indenture, dated as of June 24, 2004, to the Indenture dated as of May 22, 2002 between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012 (incorporated by reference to Exhibit 99.5 to HealthSouth’s Current Report on Form 8-K filed June 25, 2004).

4.5.4	Second Supplemental Indenture, dated as of February 15, 2006, to the Indenture dated as of May 22, 2002 between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012 (incorporated by reference to Exhibit 4.5 to HealthSouth’s Current Report on Form 8-K filed February 17, 2006).

4.6	Registration Rights Agreement, dated February 28, 2006, between HealthSouth and the purchasers party to the Securities Purchase Agreement, dated February 28, 2006, re: HealthSouth’s sale of 400,000 shares of 6.50% Series A Convertible Perpetual Preferred Stock.**

10.1	Consent and Waiver No. 1, dated February 15, 2006, to the Senior Subordinated Credit Agreement, dated as of January 16, 2004, among HealthSouth Corporation, the lenders party thereto and Credit Suisse (formerly known as Credit Suisse First Boston), as Administrative Agent and Syndication Agent.**

10.2.1	Amended and Restated Credit Agreement, dated as of March 21, 2005, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Deutsche Bank Trust Company Americas, as Documentation Agent (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated March 22, 2005).

10.2.2	Collateral and Guarantee Agreement dated as of March 21, 2005, between HealthSouth Corporation and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K dated March 22, 2005).

10.2.3	Waiver, dated as of February 16, 2006 and effective as of February 22, 2006, to the Amended and Restated Credit Agreement dated as of March 21, 2005, among HealthSouth Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.**

10.3.1	Term Loan Agreement, dated as of June 15, 2005, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. as Co-Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K dated June 15, 2005).

10.3.2	Amendment and Waiver No. 1, dated February 15, 2006, to the Term Loan Agreement, dated as of June 15, 2005, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. as Co-Lead Arrangers and Joint Bookrunners.**

10.4.1	HealthSouth Corporation Amended and Restated 2004 Director Incentive Plan.**+

10.4.2	Form of Restricted Stock Unit Agreement (Amended and Restated 2004 Director Incentive Plan).**+

10.5.1	Amended Class Action Settlement Agreement, dated March 6, 2006, with representatives of the plaintiff class relating to the action consolidated on July 2, 2003, captioned IN RE HEALTHSOUTH CORP. ERISA LITIGATION, No. CV-03-BE-1700 (N.D. Ala.).

10.5.2	First Addendum to the Amended Class Action Settlement Agreement, dated April 11, 2006.

10.6	Written description of amendment to Annual Compensation to non-employee directors of HealthSouth Corporation (incorporated by reference to Item 1.01 to HealthSouth’s Current Report on Form 8-K filed February 27, 2006).

10.7	Commitment Letter, dated February 2, 2006, from JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Citicorp North America, Inc., Citigroup Global Markets Inc., Merrill Lynch Capital

Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K, filed February 3, 2006).

10.8	Credit Agreement, dated March 10, 2006, by and among HealthSouth, the lenders party thereto, JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent, Citicorp North America, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as co-syndication agents; and Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P. and Wachovia Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K, filed March 16, 2006).

10.9	Collateral and Guarantee Agreement, dated as of March 10, 2006, by and among HealthSouth, certain of the Company’s subsidiaries and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K, filed March 16, 2006).

10.10	Interim Loan Agreement, dated March 10, 2006, by and among HealthSouth and certain of the Company’s subsidiaries, the lenders party thereto, Merrill Lynch Capital Corporation, as administrative agent, Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as co-syndication agents; and Deutsche Bank AG Cayman Islands Branch, Goldman Sachs Credit Partners L.P. and Wachovia Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K, filed March 16, 2006).

10.11	Securities Purchase Agreement, dated February 28, 2006, between HealthSouth and the purchasers party thereto re: the sale of 400,000 shares of 6.50% Series A Convertible Perpetual Preferred Stock.**

11	Computation of per share earnings.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on June 27, 2005.
**	Incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on March 29, 2006.
+	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSOUTH CORPORATION

By:	/S/ JOHN L. WORKMAN
John L. Workman
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Date: May 15, 2006

EXHIBIT INDEX

No.	Description

3.1	Restated Certificate of Incorporation of HealthSouth Corporation, as filed with the Secretary of State of the State of Delaware on March 21, 1998.*

3.2	By-Laws of HealthSouth Corporation, as amended through May 17, 2001.*

3.3	Certificate of Designation of 6.50% Series A Convertible Perpetual Preferred Stock, as filed with the Secretary of State of the State of Delaware on March 7, 2006 (incorporated by reference to Exhibit 3.1 to HealthSouth’s Current Report on Form 8-K filed March 9, 2006).

4.1.1	Indenture, dated as of June 22, 1998, between HealthSouth Corporation and PNC Bank, National Association, as trustee, relating to HealthSouth’s 6.875% Senior Notes due 2005 and 7.0% Senior Notes due 2008.*

4.1.2	Officer’s Certificate pursuant to Sections 2.3 and 11.5 of the Indenture, dated as of June 22, 1998, between HealthSouth Corporation and PNC Bank, National Association, as trustee, relating to HealthSouth’s 6.875% Senior Notes due 2005 and 7.0% Senior Notes due 2008.*

4.1.3	Instrument of Resignation, Appointment and Acceptance, dated as of April 9, 2003, among HealthSouth Corporation, J.P. Morgan Trust Company, National Association (successor in interest to PNC Bank, National Association), as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to HealthSouth’s 6.875% Senior Notes due 2005 and 7.0% Senior Notes due 2008.*

4.1.4	First Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of June 22, 1998, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to J.P. Morgan Trust Company, National Association (successor in interest to PNC Bank, National Association), relating to HealthSouth’s 7.0% Senior Notes due 2008 (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K filed June 25, 2004).

4.1.5	Second Supplemental Indenture, dated as of February 15, 2006, to the Indenture, dated as of June 22, 1998, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to J.P. Morgan Trust Company, National Association (successor in interest to PNC Bank, National Association), relating to HealthSouth’s 7.0% Senior Notes due 2008 (incorporated by reference to Exhibit 4.3 to HealthSouth’s Current Report on Form 8-K filed February 17, 2006).

4.2.1	Indenture, dated as of September 25, 2000, between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008.*

4.2.2	Instrument of Resignation, Appointment and Acceptance, dated as of May 8, 2003, among HealthSouth Corporation, The Bank of New York, as resigning trustee, and HSBC Bank USA, as successor trustee, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008.*

4.2.3	Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of September 25, 2000 between HealthSouth Corporation and HSBC Bank USA, as successor trustee to The Bank of New York, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008.*

4.2.4	Second Supplemental Indenture, dated as of May 14, 2004, to the Indenture dated as of September 25, 2000 between HealthSouth Corporation and HSBC Bank USA, as successor trustee to The Bank of New York, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K filed May 24, 2004).

4.2.5	Third Supplemental Indenture, dated as of February 15, 2006, to the Indenture dated as of September 25, 2000 between HealthSouth Corporation and HSBC Bank USA, as successor trustee to The Bank of
New York, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.4 to HealthSouth’s Current Report on Form 8-K filed February 17, 2006).

No.	Description

4.3.1	Indenture, dated as of February 1, 2001, between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008.*

4.3.2	Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of February 1, 2001 between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008.*

4.3.3	Second Supplemental Indenture, dated as of May 14, 2004, to the Indenture dated as of February 1, 2001 between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008 (incorporated by reference to Exhibit 99.1 to HealthSouth’s Current Report on Form 8-K filed May 24, 2004).

4.3.4	Third Supplemental Indenture, dated as of February 15, 2006, to the Indenture dated as of February 1, 2001 between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008 (incorporated by reference to Exhibit 4.1 to HealthSouth’s Current Report on Form 8-K filed February 17, 2006).

4.4.1	Indenture, dated as of September 28, 2001, between HealthSouth Corporation and National City Bank, as trustee, relating to HealthSouth’s 7.375% Senior Notes due 2006 and 8.375% Senior Notes due 2011.*

4.4.2	Instrument of Resignation, Appointment and Acceptance, dated as of April 9, 2003, among HealthSouth Corporation, National City Bank, as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to HealthSouth’s 7.375% Senior Notes due 2006 and 8.375% Senior Notes due 2011.*

4.4.3	Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of September 28, 2001 between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 7.375% Senior Notes due 2006 and 8.375% Senior Notes due 2011.*

4.4.4	Second Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 7.375% Senior Notes due 2006 (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K filed June 25, 2004).

4.4.5	Third Supplemental Indenture, dated as of February 15, 2006, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 7.375% Senior Notes due 2006 (incorporated by reference to Exhibit 4.2 to HealthSouth’s Current Report on Form 8-K filed February 17, 2006).

4.4.6	Second Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 8.375% Senior Notes due 2011 (incorporated by reference to Exhibit 99.4 to HealthSouth’s Current Report on Form 8-K filed June 25, 2004).

4.4.7	Third Supplemental Indenture, dated as of February 15, 2006, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 8.375% Senior Notes due 2011 (incorporated by reference to Exhibit 4.6 to HealthSouth’s Current Report on Form 8-K filed February 17, 2006).

4.5.1	Indenture, dated as of May 22, 2002, between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012.*

4.5.2	Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of May 22, 2002 between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012.*

No.	Description
4.5.3	First Supplemental Indenture, dated as of June 24, 2004, to the Indenture dated as of May 22, 2002 between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012 (incorporated by reference to Exhibit 99.5 to HealthSouth’s Current Report on Form 8-K filed June 25, 2004).

4.5.4	Second Supplemental Indenture, dated as of February 15, 2006, to the Indenture dated as of May 22, 2002 between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012 (incorporated by reference to Exhibit 4.5 to HealthSouth’s Current Report on Form 8-K filed February 17, 2006).

4.6	Registration Rights Agreement, dated February 28, 2006, between HealthSouth and the purchasers party to the Securities Purchase Agreement, dated February 28, 2006, re: HealthSouth’s sale of 400,000 shares of 6.50% Series A Convertible Perpetual Preferred Stock.**

10.1	Consent and Waiver No. 1, dated February 15, 2006, to the Senior Subordinated Credit Agreement, dated as of January 16, 2004, among HealthSouth Corporation, the lenders party thereto and Credit Suisse (formerly known as Credit Suisse First Boston), as Administrative Agent and Syndication Agent.**

10.2.1	Amended and Restated Credit Agreement, dated as of March 21, 2005, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Deutsche Bank Trust Company Americas, as Documentation Agent (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K dated March 22, 2005).

10.2.2	Collateral and Guarantee Agreement dated as of March 21, 2005, between HealthSouth Corporation and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K dated March 22, 2005).

10.2.3	Waiver, dated as of February 16, 2006 and effective as of February 22, 2006, to the Amended and Restated Credit Agreement dated as of March 21, 2005, among HealthSouth Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.**

10.3.1	Term Loan Agreement, dated as of June 15, 2005, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. as Co-Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K dated June 15, 2005).

10.3.2	Amendment and Waiver No. 1, dated February 15, 2006, to the Term Loan Agreement, dated as of June 15, 2005, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. as Co-Lead Arrangers and Joint Bookrunners.**

10.4.1	HealthSouth Corporation Amended and Restated 2004 Director Incentive Plan.**+

10.4.2	Form of Restricted Stock Unit Agreement (Amended and Restated 2004 Director Incentive Plan).**+

10.5.1	Amended Class Action Settlement Agreement, dated March 6, 2006, with representatives of the plaintiff class relating to the action consolidated on July 2, 2003, captioned IN RE HEALTHSOUTH CORP. ERISA LITIGATION, No. CV-03-BE-1700 (N.D. Ala.).

10.5.2	First Addendum to the Amended Class Action Settlement Agreement, dated April 11, 2006.

10.6	Written description of amendment to Annual Compensation to non-employee directors of HealthSouth Corporation (incorporated by reference to Item 1.01 to HealthSouth’s Current Report on Form 8-K filed February 27, 2006).

No.	Description

10.7	Commitment Letter, dated February 2, 2006, from JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Citicorp North America, Inc., Citigroup Global Markets Inc., Merrill Lynch Capital
Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K, filed February 3, 2006).

10.8	Credit Agreement, dated March 10, 2006, by and among HealthSouth, the lenders party thereto, JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent, Citicorp North America, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as co-syndication agents; and Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P. and Wachovia Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K, filed March 16, 2006).

10.9	Collateral and Guarantee Agreement, dated as of March 10, 2006, by and among HealthSouth, certain of the Company’s subsidiaries and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K, filed March 16, 2006).

10.10	Interim Loan Agreement, dated March 10, 2006, by and among HealthSouth and certain of the Company’s subsidiaries, the lenders party thereto, Merrill Lynch Capital Corporation, as administrative agent, Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as co-syndication agents; and Deutsche Bank AG Cayman Islands Branch, Goldman Sachs Credit Partners L.P. and Wachovia Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K, filed March 16, 2006).

10.11	Securities Purchase Agreement, dated February 28, 2006, between HealthSouth and the purchasers party thereto re: the sale of 400,000 shares of 6.50% Series A Convertible Perpetual Preferred Stock.**

11	Computation of per share earnings.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on June 27, 2005.
**	Incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on March 29, 2006.
+	Management contract or compensatory plan or arrangement.