Form 10-Q
period 2006-06-30
HEALTHSOUTH CORP
filed 2006-08-14
CIK 785161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The registrant had 398,070,542 shares of common stock outstanding, net of treasury shares, as of July 31, 2006.

PRELIMINARY NOTE

On August 14, 2006, we announced that we will explore a range of strategic alternatives to enhance stockholder value and to reposition our primary focus on the post-acute care sector. These strategic alternatives include, but are not limited to, the spin-off, sale or other disposition of our surgery centers and outpatient rehabilitation divisions, together with our previously announced determination with respect to our diagnostic division.

We have engaged Goldman Sachs & Co. to assist us in this process which is expected to take approximately 12 months to complete. We caution there can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions.

The determination to explore strategic alternatives is based on a number of factors, including:

•	our existing divisions compete in sectors with substantial growth potential;

•	our significant debt burden, coupled with settlement obligations paid and to be paid with respect to settlements with the Securities and Exchange Commission and the Department of Justice, Civil Division, limit our ability to pursue such growth opportunities;

•	we have concluded there are very few strategic or financial synergies in operating our existing divisions as one company and, in some instances, the strategic interests of these divisions are at cross purposes with one another;

•	we believe that a “pure play” post-acute strategy builds on our core competencies in the area of inpatient rehabilitative care and is responsive to industry trends; and

•	the proceeds of any sale of the surgery centers, outpatient rehabilitation and diagnostic divisions would be used to deleverage the company, thereby allowing us to pursue growth opportunities in our inpatient rehabilitation division and complementary post-acute businesses under the HealthSouth name.

On August 14, 2006, we also announced that we have been cleared to submit an application for the listing of our common stock on the New York Stock Exchange, Inc. (“NYSE”) and we anticipate that we will begin trading on the NYSE by the end of October under the ticker symbol “HLS”. In connection with this relisting, we will seek stockholder approval for a one-for-five reverse stock split to bring the share price of our common stock, along with the number of shares of our common stock outstanding, to a range more in line with other health care companies with comparable market capitalization. We will soon file a preliminary proxy statement with the Securities and Exchange Commission with respect to the stockholders meeting to approve such reverse stock split and anticipate completing the reverse stock split prior to the time our common stock begins trading on the NYSE by the end of October.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2006	December 31, 2005
	(In Thousands, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$53,856	$175,617
Current portion of restricted cash	161,643	156,412
Marketable securities	—	23,839
Accounts receivable, net of allowance for doubtful accounts of $130,122 in 2006; $124,060 in 2005	404,699	403,887
Other current assets	103,661	114,500

Total current assets	723,859	874,255
Property and equipment, net	1,153,879	1,197,944
Goodwill	913,820	911,403
Intangible assets, net	50,408	54,247
Investment in and advances to nonconsolidated affiliates	55,721	46,388
Other long-term assets	412,862	507,976

Total assets	$3,310,549	$3,592,213

Liabilities and Shareholders’ Deficit
Current liabilities:
Current portion of long-term debt	$60,164	$33,866
Accounts payable	100,206	123,899
Accrued expenses and other current liabilities	394,318	476,616
Refunds due patients and other third-party payors	122,008	142,319
Current portion of government, class action, and related settlements	361,020	333,124

Total current liabilities	1,037,716	1,109,824
Long-term debt, net of current portion	3,273,843	3,368,071
Government, class action, and related settlements, net of current portion	68,449	135,245
Other long-term liabilities	270,018	246,052

	4,650,026	4,859,192

Commitments and contingencies
Minority interest in equity of consolidated affiliates	292,909	273,742
Convertible perpetual preferred stock, $.10 par value; 1,500,000 shares authorized; issued: 400,000 in 2006; none issued and outstanding in 2005; liquidation preference of $1,000 per share	387,403	—

Shareholders’ deficit:
Common stock, $.01 par value; 600,000,000 shares authorized; issued: 440,991,021 in 2006; 440,504,976 in 2005	4,410	4,405
Capital in excess of par value	2,850,914	2,851,993
Accumulated deficit	(4,566,401)	(4,088,827)
Accumulated other comprehensive loss	(1,294)	(937)
Treasury stock, at cost (42,835,989 shares in 2006 and 42,796,508 in 2005)	(307,302)	(307,120)
Notes receivable from shareholders, officers, and management employees	(116)	(235)

Total shareholders’ deficit	(2,019,789)	(1,540,721)

Total liabilities and shareholders’ deficit	$3,310,549	$3,592,213

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed balance sheets.

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands, Except Per Share Data)
Net operating revenues	$787,513	$818,277	$1,577,326	$1,663,172

Operating expenses:
Salaries and benefits	354,870	360,371	717,596	725,445
Professional and medical director fees	19,978	23,073	41,327	39,464
Supplies	73,631	79,485	148,847	157,212
Other operating expenses	168,442	194,292	322,166	341,118
Provision for doubtful accounts	29,592	22,836	52,585	46,321
Depreciation and amortization	38,917	40,199	75,851	89,038
Loss (gain) on disposal of assets	2,954	(2,247)	(2,105)	12,305
Impairment of intangible assets	108	—	108	—
Impairment of long-lived assets	3,752	12,978	3,752	24,915
Government, class action, and related settlements expense	17,186	—	17,313	215,000
Professional fees—accounting, tax, and legal	27,996	28,981	76,632	80,370

Total operating expenses	737,426	759,968	1,454,072	1,731,188
Loss on early extinguishment of debt	4,565	33	365,642	33
Interest expense and amortization of debt discounts and fees	82,974	84,433	168,228	170,851
Interest income	(4,317)	(3,516)	(8,377)	(6,894)
(Gain) loss on sale of investments	(1,049)	4,592	(1,943)	2,941
Gain on interest rate swap	(18,604)	—	(14,789)	—
Equity in net income of nonconsolidated affiliates	(5,618)	(5,875)	(10,163)	(16,820)
Minority interests in earnings of consolidated affiliates	21,077	24,566	57,217	57,057

Loss from continuing operations before income tax expense	(28,941)	(45,924)	(432,561)	(275,184)
Provision for income tax expense	9,086	9,540	27,019	20,418

Loss from continuing operations	(38,027)	(55,464)	(459,580)	(295,602)
Loss from discontinued operations, net of income tax expense	(4,409)	(6,949)	(17,994)	(25,015)

Net loss	$(42,436)	$(62,413)	$(477,574)	$(320,617)
Convertible perpetual preferred dividends	(9,244)	—	(9,244)	—

Net loss available to common shareholders	$(51,680)	$(62,413)	$(486,818)	$(320,617)

Comprehensive loss:
Net loss	$(42,436)	$(62,413)	$(477,574)	$(320,617)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	288	(203)	(123)	(314)
Unrealized gain on available-for-sale securities	(293)	(26)	(234)	—

Other comprehensive loss	(5)	(229)	(357)	(314)

Comprehensive loss	$(42,441)	$(62,642)	$(477,931)	$(320,931)

Weighted average common shares outstanding:
Basic	398,165	397,047	397,725	396,529

Diluted	464,511	398,827	439,411	398,693

Basic and diluted loss per share:
Loss from continuing operations available to common shareholders	$(0.12)	$(0.14)	$(1.18)	$(0.75)
Loss from discontinued operations, net of tax	(0.01)	(0.02)	(0.04)	(0.06)

Net loss per share available to common shareholders	$(0.13)	$(0.16)	$(1.22)	$(0.81)

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(In Thousands)
Net cash used in operating activities	$(50,564)	$(20,361)

Cash flows from investing activities:
Capital expenditures	(43,213)	(52,379)
Proceeds from disposal of assets	7,879	4,631
Proceeds from sale and maturities of marketable securities	32,309	41
Purchase of investments, net of cash equivalents	(67,408)	(547)
Proceeds from sale of equity interests of nonconsolidated affiliates	2,998	—
Repurchase of equity interests of nonconsolidated affiliates	(32)	(57)
Proceeds from sale of equity interests of consolidated affiliates	14,912	10,522
Repurchase of equity interests of consolidated affiliates	(5,074)	(8,453)
Decrease in cash related to conversion of consolidated affiliates to equity method affiliates	(691)	(3,832)
(Decrease) increase in cash related to conversion of equity method affiliates to consolidated affiliates	(103)	2,089
Net cash settlement on interest rate swap	(1,815)	—
Net change in restricted cash	66,267	21,309
Net cash provided by investing activities of discontinued operations	27,558	1,951

Net cash provided by (used in) investing activities	33,587	(24,725)

Cash flows from financing activities:
Checks in excess of bank balance	(29,975)	(10,598)
Principal borrowings on notes	3,050,000	200,065
Proceeds from bond issuance	1,000,000	—
Principal payments on debt	(4,426,689)	(249,086)
Borrowings on revolving credit facility	50,000	—
Principal payments under capital lease obligations	(9,630)	(15,716)
Issuance of convertible perpetual preferred stock	400,000	—
Preferred stock issuance costs	(12,597)	—
Debt issuance costs	(77,687)	(17,852)
Distributions to minority interests of consolidated affiliates	(40,592)	(37,318)
Proceeds from repayment of notes receivable from shareholders, officers, and management employees	119	—
Net cash used in financing activities of discontinued operations	(8,524)	(1,468)

Net cash used in financing activities	(105,575)	(131,973)

Effect of exchange rate on cash and cash equivalents	(123)	(314)

Decrease in cash and cash equivalents	(122,675)	(177,373)
Cash and cash equivalents at beginning of period	175,617	449,097
Cash and cash equivalents of discontinued operations at beginning of period	1,977	6,314
Less: Cash and cash equivalents of discontinued operations at end of period	(1,063)	(5,152)

Cash and cash equivalents at end of period	$53,856	$272,886

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation:

HealthSouth Corporation, incorporated in Delaware in 1984, including its subsidiaries, is one of the largest providers of rehabilitative health care, ambulatory surgery, and diagnostic imaging services in the United States. References herein to “HealthSouth,” the “Company,” “we,” “our,” or “us” refer to HealthSouth Corporation and its subsidiaries unless otherwise stated or indicated by context. We provide these services through a national network of inpatient and outpatient rehabilitation facilities, outpatient surgery centers, diagnostic centers, and other health care facilities.

The accompanying unaudited condensed consolidated financial statements of HealthSouth Corporation and Subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission (the “SEC”) in HealthSouth’s 2005 Annual Report on Form 10-K (the “2005 Form 10-K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted in these interim statements, as allowed by such SEC rules and regulations. The condensed consolidated balance sheet as of December 31, 2005 has been derived from audited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.

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

Reclassifications—

Certain financial results have been reclassified to conform to the current period presentation. Such reclassifications primarily relate to facilities we closed or sold in the three months ended June 30, 2006 that qualify under Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to be reported as discontinued operations. We reclassified our condensed consolidated balance sheet for the year ended December 31, 2005, presented our condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2005, and presented our condensed consolidated statement of cash flows for the six months ended June 30, 2005 to show the results of those qualifying facilities in the three months ended June 30, 2006 as discontinued operations.

Marketable Securities—

As disclosed in Note 1, Summary of Significant Accounting Policies, “Marketable Securities,” to our 2005 Form 10-K, we record all investments in debt and equity securities with readily determinable fair values and for which we do not exercise significant influence as available-for-sale securities in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.

As of June 30, 2006, we had approximately $51.5 million of restricted marketable securities included in Other long-term assets in our condensed consolidated balance sheet. These marketable securities represent restricted assets held at our wholly owned insurance captive, HCS, Ltd., in the Cayman Islands. HCS handles professional liability, workers’ compensation, and other insurance claims on behalf of HealthSouth. These funds are committed for payment of claims incurred. As of December 31, 2005, these funds were part of the restricted cash disclosed in Note 1, Summary of Significant Accounting Policies, “Restricted Cash,” of our 2005 Form 10-K.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

We also examined whether the embedded conversion option in our Convertible perpetual preferred stock should be bifurcated under the guidance in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and we determined that bifurcation is not necessary.

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

Effective January 1, 2006, we adopted FASB Statement No. 123(R) using the modified prospective method. Under this method, compensation cost recognized during 2006 includes: (1) compensation cost for the portions of all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123 amortized on a straight-line basis over the options’ remaining vesting period beginning January 1, 2006, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB Statement No. 123(R) amortized on a straight-line basis over the options’ requisite service period. Pro forma results for prior periods have not been restated. We calculated the historical pool of windfall tax benefits using the short cut method allowed under FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As a result of adopting FASB Statement No. 123(R) on January 1, 2006, our Loss from continuing operations before income tax expense and our Net loss are $3.1 million and $5.8 million higher for the three and six months ended June 30, 2006, respectively, than had we continued to account for stock-based compensation under APB Opinion No. 25. The impact on basic and diluted Net loss per share available to common shareholders of adopting FASB Statement No. 123(R) was an increase in Net loss per share available to common shareholders for both the three and six months ended June 30, 2006 of $0.01 per common share. The adoption of FASB Statement No. 123(R) had no impact on cash flows from operations or financing activities. There were no material recognized tax benefits during the three months ended June 30, 2006 or the six months ended June 30, 2006 related to our adoption of FASB Statement No. 123(R).

The following table illustrates the effect on Net loss available to common shareholders and Net loss per share available to common shareholders had we applied the fair value recognition provisions of FASB Statement No. 123 to account for our stock-based compensation during the three and six months ended June 30, 2005, since stock-based compensation was not accounted for using the fair value recognition method during those periods. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by FASB Statement No. 123, is amortized to expense over the vesting period of such awards (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss available to common shareholders, as reported	$(62,413)	$(320,617)
Add: Stock-based employee compensation expense included in reported net loss	618	868
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,403)	(4,708)

Pro forma net loss available to common shareholders	$(65,198)	$(324,457)

Net loss per share available to common shareholders:
Basic and diluted—as reported	$(0.16)	$(0.81)

Basic and diluted—pro forma	$(0.16)	$(0.82)

The historical pro forma impact of applying the fair value method prescribed by FASB Statement No. 123 is not representative of the impact that may be expected in the future due to changes in option grants in future years and changes in assumptions such as volatility, interest rates, and expected life used to estimate the fair value of future grants.

Derivative Instruments—

We account for derivative instruments under the guidance in FASB Statement No. 133 and its related amendments in FASB Statement No. 137, Deferral of the Effective Date of FASB Statement No. 133, FASB Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No.133, and FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FASB Statement No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2006, we hold only one derivative instrument, an interest rate swap, that is not designated as a hedge. Therefore, in accordance with FASB Statement No. 133, all changes in the fair value of this interest rate swap are reported in current-period earnings. For additional information regarding this interest rate swap, see Note 4, Long-term Debt.

Professional Fees—Accounting, Tax, and Legal—

Professional fees—accounting, tax, and legal for the three months ended June 30, 2006 related primarily to professional services to support the preparation of our Form 10-Q for the first quarter of 2006 (including the preparation of quarterly information for 2005, which had never been presented), tax preparation and consulting fees related to various tax projects, and legal fees for continued litigation defense and support for matters discussed in Note 11, Contingencies. During the six months ended June 30, 2006, these fees primarily related to professional services used to support the preparation of our 2005 Form 10-K, as well as those discussed above. During the three months ended June 30, 2005 and the six months ended June 30, 2005, these fees primarily related to the preparation of our comprehensive Form 10-K for the years ended December 31, 2003 and 2002, including the restatement of our previously issued 2001 and 2000 consolidated financial statements.

Recent Accounting Pronouncements—

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FASB Statement No. 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FASB Interpretation No. 48 clarifies the application of FASB Statement No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements. Additionally, FASB Interpretation No. 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

FASB Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. Early adoption is permitted as of the beginning of a company’s fiscal year, provided the company has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. As we do not meet the requirements for early adoption, we will adopt FASB Interpretation No. 48 on January 1, 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to Accumulated deficit as of January 1, 2007. We are currently evaluating the potential impact of FASB Interpretation No. 48 on our financial position, results of operations, and cash flows.

Since the filing of our 2005 Form 10-K, we do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2006, we had entered into five such sublease guarantee arrangements. The remaining terms of these subleases range from six months to eight years. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximates $12.6 million.

We have not recorded a liability for these guarantees, as we do not believe it is probable we will have to perform under these agreements. If we are required to perform under these guarantees, we could potentially have recourse against the sublessee for recovery of any amounts paid. These guarantees are not secured by any assets under the leases. As of June 30, 2006, we have not been required to perform under any such sublease guarantees.

3. Investment in and Advances to Nonconsolidated Affiliates:

The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net operating revenues	$39,700	$41,474	$74,939	$76,934
Operating expenses	(28,153)	(27,923)	(52,934)	(50,545)
Income from continuing operations	11,547	13,551	22,005	26,389
Net income	$9,873	$13,418	$19,496	$25,082

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

From 2000 through 2003, Source Medical was dependent on HealthSouth for the majority of its revenues and funding. We advanced approximately $125 million to Source Medical between 2001 and 2003 to continue to develop HCAP and to fund other operations and acquisitions. The majority of our loans and advances to Source Medical have been excused in debt restructuring agreements to facilitate recapitalization efforts. Our new ownership has been diluted to less than 7% as part of these recapitalizations and to accommodate new investment from unrelated parties. Through December 2005, we held two of five seats on Source Medical’s board of directors. In December 2005, we gave up these seats but retained certain observation rights into Source Medical’s operations.

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

Additionally, during 2001, HealthSouth guaranteed a $6.0 million promissory note executed by Source Medical as part of an acquisition of a company. Source Medical did not perform under the terms of the promissory note and litigation ensued. Therefore, we recorded a $6.0 million liability due to our guarantee of the promissory note. In December 2005, Source Medical reached a settlement agreement related to the litigation, and

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

a dismissal of these matters occurred in U.S. District Court on March 30, 2006. Therefore, the $6.0 million liability was reversed as a reduction of Other operating expenses in March 2006.

We received approximately $1.0 million in interest payments throughout 2005 related to notes outstanding with Source Medical. From May 2003 to December 2004, Source Medical did not make interest payments on any notes due to us. In May 2006, we received a payment of $6.9 million in full satisfaction of all the then outstanding notes receivable and accrued interest due from Source Medical. This payment was included as a reduction of Other operating expenses in our condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2006.

We continue to lease HCAP software from Source Medical and we remain a major customer of Source Medical.

4. Long-term Debt:

Our long-term financing obligations outstanding consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Advances under $250 million revolving credit facility	$—	$—
Advances under $400 million revolving credit facility	50,000	—
Senior Term Loans	—	313,425
Term Loans	—	200,000
Term Loan Facility	2,050,000	—
Interim Loan	—	—
Bonds Payable—
7.000% Senior Notes due 2008	4,967	249,162
10.750% Senior Subordinated Notes due 2008	30,220	318,312
8.500% Senior Notes due 2008	9,429	343,000
8.375% Senior Notes due 2011	310	347,365
7.375% Senior Notes due 2006	16,618	180,300
7.625% Senior Notes due 2012	1,520	904,839
6.500% Convertible Subordinated Debentures due 2011	—	6,311
8.750% Convertible Subordinated Notes due 2015	—	10,136
10.375% Senior Subordinated Credit Agreement due 2011	—	332,356
Floating Rate Senior Notes	375,000	—
10.75% Senior Notes due 2016	615,677	—
Hospital revenue bond	—	500
Notes payable to banks and others at interest rates from 6.0% to 12.9%	5,565	6,155
Noncompete agreements	91	154
Capital lease obligations	174,610	189,922

	3,334,007	3,401,937
Less current portion	(60,164)	(33,866)

Long-term debt, less current portion	$3,273,843	$3,368,071

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The following chart shows scheduled payments due on long-term debt for the next five years and thereafter (in thousands):

	Face Amount	Net Amount
July 1 through December 31, 2006	$36,179	$35,894
2007	44,549	43,947
2008	80,456	79,792
2009	41,734	41,024
2010	42,154	41,359
2011	36,753	35,862
Thereafter	3,061,594	3,056,129

Total	$3,343,419	$3,334,007

The following table provides information regarding our Interest expense and amortization of debt discounts and fees presented in our condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest expense	$77,384	$74,189	$153,883	$148,784
Amortization of debt discounts	32	1,391	1,101	2,900
Amortization of consent fees/bond issue costs	237	7,976	5,213	15,294
Amortization of loan fees	5,321	877	8,031	3,873

Total	$82,974	$84,433	$168,228	$170,851

The discussion that follows highlights the recapitalization transactions that occurred during the three months ended March 31, 2006 and the private offering of $1.0 billion of senior notes that occurred in June 2006. For a description of all other indebtedness, as well as a more detailed description of each of the recapitalization transactions, see our 2005 Form 10-K and Note 5, Convertible Perpetual Preferred Stock. The terms “Amended and Restated Credit Agreement” and “Term Loan Agreement” are defined in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2005 Form 10-K.

Recapitalization Transactions—

On March 10, 2006, we completed the last of a series of recapitalization transactions (the “Recapitalization Transactions”) enabling us to prepay substantially all of our prior indebtedness and replace it with approximately $3 billion of new long-term debt. The Recapitalization Transactions included (1) entering into credit facilities that provide for credit of up to $2.55 billion of senior secured financing, (2) entering into an interim loan agreement that provides us with $1.0 billion of senior unsecured financing, (3) completing a $400 million offering of convertible perpetual preferred stock, (4) completing cash tender offers to purchase substantially all $2.03 billion of our previously outstanding senior notes and $319 million of our previously outstanding senior subordinated notes and consent solicitations with respect to proposed amendments to the indentures governing each outstanding series of notes, and (5) prepaying and terminating our 10.375% Senior Subordinated Credit Agreement, our Amended and Restated Credit Agreement, and our Term Loan Agreement. In order to complete the Recapitalization Transactions, we also entered into consents, amendments, and waivers to our Amended and Restated Credit Agreement, $200 million Term Loan Agreement, and $355 million 10.375% Senior Subordinated Credit Agreement.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

Our interest rate under the Credit Agreement was 8.5% at June 30, 2006. As of June 30, 2006, approximately $50.0 million was drawn in Revolving Loans, excluding approximately $20.6 million utilized under the revolving letter of credit subfacility. Approximately $100.0 million was utilized under the synthetic letter of credit facility as of June 30, 2006.

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

Interim Loan Agreement—

On March 10, 2006, we and the Subsidiary Guarantors also entered into the Interim Loan Agreement (the “Interim Loan Agreement”) with a consortium of financial institutions (collectively, the “Interim Lenders”). The Interim Loan Agreement provided us with $1 billion of senior unsecured interim financing. The loans under the Interim Loan Agreement had an initial maturity date of March 10, 2007, but were paid off on June 14, 2006 with the proceeds from our private offering of $1.0 billion of senior notes discussed below. The proceeds of the loans under the Interim Loan Agreement were used to refinance a portion of our prior indebtedness and to pay fees and expenses related to such refinancing. Our obligations under the Interim Loan Agreement were guaranteed by the Subsidiary Guarantors. At the time the Interim Loan Agreement was repaid, interest under the Interim Loan Agreement was priced at Prime plus 3.5%, which was 11.5%.

The Interim Loan Agreement contained affirmative and negative covenants and default and acceleration provisions that were substantially similar to the Credit Agreement.

Interest Rate Swap—

Under the Credit Agreement, we are required to enter into and maintain, for a period of at least three years after the effective date of the Credit Agreement, one or more swap agreements to effectively convert at least 50% of our consolidated total indebtedness (as defined in the Credit Agreement and excluding the Interim Loan

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Agreement) to fixed rates. Therefore, on March 23, 2006, we entered into an interest rate swap with Goldman Sachs Capital Markets L.P. that was retroactively effective as of March 10, 2006, which was the day we entered into the Credit Agreement. On March 28, 2006, the swap was syndicated and the following allocation of credit risk was made:

Goldman Sachs Capital Markets L.P.	33.4%
Wachovia Bank, N.A.	33.3%
JPMorgan	33.3%

The notional amount of the interest rate swap as of June 30, 2006 was $2.0 billion, but is subject to adjustment in accordance with an amortization schedule that correlates to required and expected payments under the Credit Agreement. We pay a fixed rate of 5.2% under the swap agreement. Net settlements are made quarterly on each March 10, June 10, September 10, and December 10, commencing on June 10, 2006. The above counterparties pay a floating rate based on 3-month LIBOR, which was 5.3% at June 12, 2006, which is the most recent interest rate set date. The termination date of the swap is March 10, 2011.

We entered into this swap based on the requirements under our Credit Agreement to convert the floating rate of the Credit Agreement to the fixed rate of the swap in an effort to limit our exposure to variability in interest payments caused by changes in LIBOR. As of June 30, 2006, we had not designated the relationship between the Credit Agreement and interest rate swap as a hedge under FASB Statement No. 133. Therefore, changes in the fair value of the interest rate swap during the three months ended June 30, 2006 and the six months ended June 30, 2006 have been included in current-period earnings as Gain on interest rate swap. The fair market value of the swap as of June 30, 2006 was approximately $16.5 million of which approximately $6.6 million is included in Other current assets in our condensed consolidated balance sheet, with the remaining residing in Other long-term assets.

Private Offering of $1.0 Billion of Senior Notes—

On June 14, 2006, we completed a private offering of $1.0 billion aggregate principal amount of senior notes, which included $375.0 million in aggregate principal amount of floating rate senior notes due 2014 (the “Floating Rate Notes”) at par and $625.0 million aggregate principal amount of 10.75% senior notes due 2016 (the “2016 Notes”) at 98.505% of par (collectively, the “Senior Notes”). The offering and sale of the Senior Notes were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and the Senior Notes may not be reoffered or resold in the United States absent registration or an applicable exemption from registration requirements.

The Senior Notes were issued pursuant to separate indentures dated June 14, 2006 (each an “indenture” and together, the “Indentures”) among HealthSouth, the Subsidiary Guarantors (as defined in the Indentures), and The Bank of Nova Scotia Trust Company of New York, as trustee (the “Trustee”). Pursuant to the terms of the Indentures, the Senior Notes are senior unsecured obligations of HealthSouth and will rank equally with our senior indebtedness, senior to any of our subordinated indebtedness, and effectively junior to our secured indebtedness to the extent of the value of the collateral securing such indebtedness. Our obligations under the Senior Notes are jointly and severally guaranteed by all of our existing and future subsidiaries that guarantee (1) borrowings under our Credit Agreement or (2) certain of our debt.

We used the net proceeds from the private offering of the Senior Notes, along with cash on hand, to repay all borrowings outstanding under our Interim Loan Agreement.

Interest on the Senior Notes is payable in arrears on June 15 and December 15 of each year, commencing on December 15, 2006. We pay interest on overdue principal at the rate of 1.0% per annum in excess of the

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

applicable rates described below and will pay interest on overdue installments of interest at such higher rate to the extent lawful.

Floating Rate Notes—

The Floating Rate Notes mature on June 15, 2014 and bear interest at a per annum rate, reset semiannually, of LIBOR plus 6.0%, as determined by the calculation agent, which is initially the Trustee. Our interest rate as of June 30, 2006 was 11.4%.

On or after June 15, 2009, we will be entitled, at our option, to redeem all or a portion of the Floating Rate Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices, plus accrued interest to the redemption date, if redeemed during the twelve-month period commencing on June 15 of the years set forth below:

Period	Redemption Price*
2009	103.0%
2010	102.0%
2011	101.0%
2012 and thereafter	100.0%

* Expressed in percentage of principal amount

Prior to June 15, 2009, we are entitled, at our option, to redeem Floating Rate Notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the Floating Rate Notes issued at a redemption price of 100%, plus a premium equal to the interest rate per annum on the Floating Rate Notes, plus accrued and unpaid interest to the redemption date, with the net cash proceeds from certain equity offerings, provided however, that at least 65% of such aggregate principal amount of the Floating Rate Notes remains outstanding after giving effect to such redemption and each such redemption occurs within 90 days after the date of the related equity offering.

2016 Notes—

The 2016 Notes mature on June 15, 2016 and bear interest at a per annum rate of 10.75%.

On or after June 15, 2011, we will be entitled, at our option, to redeem all or a portion of the 2016 Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices, plus accrued interest to the redemption date (subject to the right of holders of the 2016 Notes of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve-month period commencing on June 15 of the years set forth below:

Period	Redemption Price*
2011	105.375%
2012	103.583%
2013	101.792%
2014 and thereafter	100.000%

* Expressed in percentage of principal amount

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Prior to June 15, 2009, we are entitled, at our option, to redeem 2016 Notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the 2016 Notes issued at a redemption price of 110.75%, plus accrued and unpaid interest to the redemption date, with the net cash proceeds from certain equity offerings, provided however, that at least 65% of the aggregate principal amount of 2016 Notes remains outstanding after giving effect to such redemption and each such redemption occurs within 90 days after the date of the related equity offering.

Floating Rate Notes and 2016 Notes

Notwithstanding the foregoing, prior to June 15, 2009 (in the case of the Floating Rate Notes) and June 15, 2011 (in the case of the 2016 Notes), we are entitled, at our option, to redeem all, but not less than all, of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes plus a premium, and accrued and unpaid interest. The premium is equal to the greater of (1) 1.0% of the principal amount of the Senior Notes and (2) the excess of (a) the present value at such redemption date of (i) the redemption price of such Senior Notes on June 15, 2009 (in the case of the Floating Rate Notes) or June 15, 2011 (in the case of the 2016 Notes), plus (ii) all required remaining scheduled interest payments due on such Senior Notes through June 15, 2009 (in the case of the Floating Rate Notes) or June 15, 2011 (in the case of the 2016 Notes), computed using a discount rate equal to the applicable Adjusted Treasury Rate (as defined in the documents governing the Senior Notes), over (b) the principal amount of such Senior Notes on such redemption date.

Repurchase Upon a Change of Control—

Upon the occurrence of a change in control (as defined in the Indentures), each holder of the Senior Notes may require us to repurchase all or a portion of the Senior Notes in cash at a price equal to 101% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest. However, subject to certain exceptions, our Credit Agreement limits our ability to repurchase the Senior Notes prior to their maturity.

Covenants—

The Senior Notes contain covenants that, among other things, limit our and certain of our subsidiaries’ ability to (1) incur additional debt, (2) make certain restricted payments, (3) consummate specified asset sales, (4) enter into transactions with affiliates, (5) incur liens, (6) pay dividends or make payments to us and our restricted subsidiaries, (7) enter into sale leaseback transactions, (8) merge or consolidate with another person, and (9) dispose of all or substantially all of our assets. The Indentures provide for events of default (subject in certain cases to grace and cure periods), which include nonpayment, breach of covenants in the Indentures, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the Trustee or holders of at least 25% in principal amount of the then outstanding Senior Notes of a series may declare the principal of and accrued but unpaid interest on all the Senior Notes of such series to be due and payable.

Registration Rights Agreement—

In connection with the offering of the Senior Notes, we agreed, pursuant to a registration rights agreement, dated as of June 14, 2006 (the “Registration Rights Agreement”), on or prior to the day (the “Filing Date”) that is 30 days after we are required under the Securities Exchange Act of 1934 (the “Exchange Act”) to file our Report on Form 10-K with the SEC for the fiscal year ending December 31, 2006 (after giving effect to all applicable extensions under the Exchange Act), to file a registration statement (“Exchange Offer Registration Statement”) with the SEC with respect to a registered offer (the “Registered Exchange Offer”) to exchange each series of the Senior Notes for new notes (“Exchange Notes”) having terms substantially identical in all material respects to

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

such series of Senior Notes, and use our reasonable best efforts to cause the Exchange Offer Registration Statement to be declared effective under the Securities Act no later than 180 days after the Filing Date. The Exchange Notes will generally be freely transferable under the Securities Act.

In addition, we have agreed under certain circumstances to file one or more shelf registration statements to cover resales of the Senior Notes. In the event that (1) applicable interpretations of the staff of the SEC do not permit us to effect a Registered Exchange Offer, (2) for any other reason the Registered Exchange Offer is not consummated by 220 days of the Filing Date, (3) an initial purchaser notifies us following consummation of the Registered Exchange Offer that Senior Notes held by such initial purchaser are not eligible to be exchanged for the Exchange Notes in the Registered Exchange Offer, or (4) certain holders of the Senior Notes are prohibited by law or SEC policy from participating in the Registered Exchange Offer or cannot resell the Exchange Notes acquired by them in the Registered Exchange Offer to the public without delivering a prospectus, we will, at our cost, (a) promptly file a shelf registration statement with the SEC covering resales of the applicable series of Notes or the Exchange Notes, as the case may be, (b) use our reasonable best efforts to cause the shelf registration statement to be declared effective under the Securities Act within a specified period of time, and (c) keep effective the shelf registration statement until two years after its effective date (subject to certain exceptions).

If we fail to satisfy these obligations and our other obligations as set forth in the Registration Rights Agreement, we will be required to pay additional interest to the holders of the Senior Notes. We agreed that if we do not (1) file an Exchange Offer Registration Statement with respect to a series of Senior Notes with the SEC on or prior to the Filing Date or (2) if the Exchange Offer Registration Statement or shelf registration statement described above is not declared effective (or ceases to be effective) or the exchange offers are not consummated within the specified time period (any event described in (1) and (2) being referred to individually as a “Registration Default”), then we will pay additional cash interest on the applicable series of Senior Notes. The rate of the additional interest will be 0.25% per annum for the first 90-day period immediately following the occurrence of a Registration Default, and such rate will increase by an additional 0.25% per annum with respect to each subsequent 90-day period until all Registration Defaults have been cured, up to a maximum additional interest rate of 1.0% per annum. We will pay such additional interest on regular interest payment dates. Such additional interest will be in addition to any other interest payable from time to time with respect to the applicable series of Senior Notes and Exchange Notes.

5. Convertible Perpetual Preferred Stock:

On March 7, 2006, we completed the sale of 400,000 shares of our 6.50% Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock has an initial liquidation preference of $1,000 per share of Series A Preferred Stock, which is contingently subject to accretion. Holders of Series A Preferred Stock are entitled to receive, when and if declared by our Board of Directors, cash dividends at the rate of 6.50% per annum on the accreted liquidation preference per share, payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year, commencing on July 15, 2006. Dividends on Series A Preferred Stock are cumulative. If we are prohibited by the terms of our credit facilities, debt indentures, or other debt instruments from paying cash dividends on the Series A Preferred Stock, we may pay dividends in shares of our common stock, or a combination of cash and shares of our common stock, if the shares of our common stock delivered as payment are freely transferable by the recipient thereof (other than by reason of the fact that the recipient is our affiliate) or if a shelf registration statement relating to that common stock is effective to permit the resale thereof. Shares of our common stock delivered as dividends will be valued at 95% of their market value. Unpaid dividends will accrete at an annual rate of 8.0% per year for the relevant dividend period and will be reflected as an accretion to the liquidation preference of the Series A Preferred Stock. The Series A Preferred Stock is convertible, at the option of the holder, at any time into shares of our common stock at an initial

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

conversion price of $6.10 per share, which is equal to an initial conversion rate of approximately 163.9344 shares of common stock per share of Series A Preferred Stock, subject to specified adjustments. On or after July 20, 2011, we may cause the shares of Series A Preferred Stock to be automatically converted into shares of our common stock at the conversion rate then in effect if the closing sale price of our common stock for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date we give the notice of forced conversion exceeds 150% of the conversion price of the Series A Preferred Stock. If we are subject to a fundamental change, as defined in the Certificate of Designation of the Series A Preferred Stock, each holder of shares of Series A Preferred Stock has the right, subject to certain limitations, to require us to purchase any or all of its shares of Series A Preferred Stock at a purchase price equal to 100% of the accreted liquidation preference, plus any accrued and unpaid dividends to the date of purchase. In addition, if holders of the Series A Preferred Stock elect to convert shares of Series A Preferred Stock in connection with certain fundamental changes, we will in certain circumstances increase the conversion rate for such shares of Series A Preferred Stock. As redemption of the Series A Preferred Stock is contingent upon the occurrence of a fundamental change, and since we do not deem a fundamental change probable of occurring, accretion of our Convertible perpetual preferred stock is not necessary.

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

We are required to use our reasonable best efforts to file on or prior to the day that is 30 days after we are required under the Exchange Act, as amended, to file our Report on Form 10-K with the SEC for the fiscal year ending December 31, 2006 (giving effect to any extensions under the Exchange Act) and have declared effective no later than 180 days after such date a shelf registration statement registering the Series A Preferred Stock and the common stock issuable upon the conversion of the Series A Preferred Stock, and to use our reasonable best efforts to cause such registration statement to remain effective until the earliest of two years following the date of issuance of the Series A Preferred Stock, the sale of all Series A Preferred Stock and common stock issuable upon the conversion of the Series A Preferred Stock under such registration statement and the date on which all Series A Preferred Stock and common stock issuable upon the conversion of the Series A Preferred Stock cease to be outstanding or have been resold pursuant to Rule 144 under the Securities Act. If we fail to comply with

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

any of the foregoing requirements, then, in each case, we will pay additional dividends to all holders of Series A Preferred Stock equal to the applicable dividend rate or accretion rate for the relevant period plus (1) 0.25% per annum for the first 90 days after such registration default and (2) thereafter, 0.50% per annum.

As of June 30, 2006, declared and accrued dividends on our Series A Preferred Stock approximated $9.2 million and were included in Accrued expenses and other current liabilities on our balance sheet. These dividends were paid in July 2006.

6. Stock-Based Compensation:

Employee Stock-Based Compensation Plans—

As of June 30, 2006, we had outstanding options from the 1995, 1997, 1999, and 2002 Stock Option Plans, the Key Executive Incentive Program, the 2005 Equity Incentive Plan, and several other stock option plans assumed from various acquisitions that occurred in prior years (collectively, the “Option Plans”). The Option Plans are designed to provide a performance incentive by issuing options to purchase shares of HealthSouth common stock to certain members of our board of directors, officers, and employees. The Option Plans provide for the granting of both incentive stock options and nonqualified stock options. The terms and conditions of the options, including exercise prices and the periods in which options are exercisable, generally are at the discretion of the Compensation Committee of the Board of Directors; however, no options are exercisable beyond approximately ten years from the date of grant and granted options vest over the awards’ requisite service periods, which can be up to five years depending on the type of award granted. As of June 30, 2006, the following Option Plans have authorized shares available to grant (in thousands):

Authorized Shares
Plan
1997	2,894
2002	5,172
2005 Equity Incentive	15,878

Total authorized shares	23,944

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

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2005	825	$5.26
Granted	450	5.30
Vested	—	—
Forfeited	(30)	4.89

Nonvested shares at June 30, 2006	1,245	$5.29

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2006, 1,580,000 shares had not been awarded and were available for future grants. Unrecognized compensation expense related to unvested shares was $3.7 million at June 30, 2006. We expect to recognize this expense over the next 32 months.

In November 2005, we also issued restricted common stock to our key executives under the Key Executive Incentive Program. Total issued grants consisted of 577,735 shares of restricted stock. The weighted-average fair value of the restricted shares was $3.87 per share, and the shares are subject to a three-year requisite service period with 25% of the shares vesting on January 1, 2007, 25% of the shares vesting on January 1, 2008, and 50% of the shares vesting on January 1, 2009. None of the awards made under this plan have vested at either December 31, 2005 or June 30, 2006. Unrecognized compensation expense related to the unvested shares was $1.4 million at June 30, 2006. We expect to recognize this expense over the next 31 months.

We recognized compensation expense under the Restricted Stock Plan and the Key Executive Incentive Program, which is included in Salaries and benefits in the accompanying condensed consolidated statements of operations and comprehensive loss, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Compensation expense:
Restricted Stock Plan	$423	$361	$858	$518
Key Executive Incentive Program	216	—	492	—

	$639	$361	$1,350	$518

Stock Options—

The fair values of the options granted during the three months ended June 30, 2006 and the six months ended June 30, 2006 have been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Expected volatility	43.3%	46.4%
Risk-free interest rate	5.0%	4.6%
Expected life (years)	4.1	4.6
Dividend yield	0.0%	0.0%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. We estimate our expected term through an analysis of actual, historical post-vesting exercise, cancellation, and expiration behavior by our employees and projected post-vesting activity of outstanding options. We calculate volatility based on the historical volatility of our common stock over the period commensurate with the expected life of the options, excluding a distinct period of extreme volatility between 2002 and 2003. The risk-free interest rate is the implied daily yield currently available on U.S. Treasury issues with a remaining term closely approximating the expected term used as the input to the Black-Scholes option-pricing model. The Company does not pay a dividend, and we do not include a dividend payment as part of our pricing model. We estimate forfeitures through an analysis of actual, historical pre-vesting option cancellations. Under the Black-Scholes option-pricing model, the weighted- average fair value per share of employee stock options granted during the three months ended June 30, 2006 and

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

2005 was $1.80 and $2.50, respectively. During the six months ended June 30, 2006 and 2005, the weighted-average fair value per share was $2.34 and $2.51, respectively.

A summary of our 2006 stock option activity and related information is as follows (in thousands, except price per share and remaining life):

	Shares	Weighted Average Exercise Price	Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2005	15,983	$6.70
Granted	6,501	5.28
Exercised	—	—
Forfeitures	(1,002)	5.10
Cancellations	(788)	8.78
Expirations	(125)	18.13

Outstanding, June 30, 2006	20,569	6.18	7.8	$321

Exercisable, June 30, 2006	8,922	7.53	6.2	$242

We recognized approximately $3.1 million and $5.8 million of compensation expense related to our stock options in the three months ended June 30, 2006 and the six months ended June 30, 2006, respectively. During the three months ended June 30, 2005 and the six months ended June 30, 2005, we followed the disclosure-only provisions of FASB Statement No. 123 and did not recognize any compensation expense. As of June 30, 2006, there was $19.3 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 2.1 years.

Non-Employee Stock-Based Compensation Plans—

In 2004, the Special Committee of our board of directors (the “Special Committee”) adopted the 2004 Director Incentive Plan, as amended and restated, to provide incentives to our non-employee members of the Special Committee. Up to 2,000,000 shares may be granted pursuant to the 2004 Director Incentive Plan through the award of shares of unrestricted common stock, restricted shares of common stock (“restricted stock”), and/or through the award of a right to receive shares of common stock (“RSUs”). Restricted awards are subject to a three-year graded vesting period, while the RSUs are fully vested when awarded.

A summary of our 2006 restricted share awards activity from the 2004 Director Incentive Plan is as follows (share information in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at December 31, 2005	97	$5.93
Granted	—	—
Vested	(37)	5.85
Forfeited	(9)	5.80

Nonvested shares at June 30, 2006	51	$6.01

During the six months ended June 30, 2006, we issued 152,500 RSUs with a fair value of $5.31 per unit. These RSUs were fully vested on the grant date. Therefore, we recognized approximately $0.8 million of compensation expense upon their issuance. No RSUs were issued prior to January 1, 2006.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2006, 1,730,886 shares had not been awarded and were available for future grants under the 2004 Director Incentive Plan. Deferred compensation related to unvested shares was $0.1 million as of June 30, 2006. We expect to recognize this expense over the next 18 months.

We recognized compensation expense under the 2004 Director Incentive Plan and other individual restricted stock agreements, which is included in Salaries and benefits in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
2004 Director Incentive Plan and other individual agreements	$3	$257	$851	$350

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

7. Discontinued Operations:

For the facilities identified during the three months ended June 30, 2006 that met the requirements of FASB Statement No. 144, we reclassified our condensed consolidated balance sheet as of December 31, 2005, presented our condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2005, and presented our condensed consolidated statement of cash flows for the six months ended June 30, 2005 to show the results of those facilities as discontinued operations. The operating results of discontinued operations, by operating segment and in total, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Inpatient:
Net operating revenues	$194	$225	$338	$491
Costs and expenses	546	611	1,074	1,396
Impairments	1,836	—	1,836	—

Loss from discontinued operations	(2,188)	(386)	(2,572)	(905)
Gain on disposal of assets of discontinued operations	—	—	69	362
Income tax expense	—	—	—	—

Loss from discontinued operations	$(2,188)	$(386)	$(2,503)	$(543)

Surgery Centers:
Net operating revenues	$496	$8,344	$2,136	$18,107
Costs and expenses	1,982	10,481	4,156	23,393

Loss from discontinued operations	(1,486)	(2,137)	(2,020)	(5,286)
Gain on disposal of assets of discontinued operations	960	3,125	6,389	2,860
Income tax expense	—	—	—	—

(Loss) income from discontinued operations	$(526)	$988	$4,369	$(2,426)

Outpatient:
Net operating revenues	$537	$5,041	$965	$11,157
Costs and expenses	693	6,246	1,758	13,205

Loss from discontinued operations	(156)	(1,205)	(793)	(2,048)
Gain (loss) on disposal of assets of discontinued operations	8	(13)	(266)	455
Income tax expense	—	—	—	—

Loss from discontinued operations	$(148)	$(1,218)	$(1,059)	$(1,593)

Diagnostic:
Net operating revenues	$311	$1,212	$828	$3,182
Costs and expenses	944	2,094	2,142	4,951
Impairments	434	—	958	—

Loss from discontinued operations	(1,067)	(882)	(2,272)	(1,769)
(Loss) gain on disposal of assets of discontinued operations	(55)	(162)	(431)	587
Income tax expense	—	—	—	—

Loss from discontinued operations	$(1,122)	$(1,044)	$(2,703)	$(1,182)

Corporate and Other:
Net operating revenues	$3,572	$22,192	$14,216	$56,070
Costs and expenses	3,996	27,567	23,008	69,009
Impairments	—	—	—	6,589

Loss from discontinued operations	(424)	(5,375)	(8,792)	(19,528)
(Loss) gain on disposal of assets of discontinued operations	(1)	86	(7,306)	257
Income tax expense	—	—	—	—

Loss from discontinued operations	$(425)	$(5,289)	$(16,098)	$(19,271)

Total:
Net operating revenues	$5,110	$37,014	$18,483	$89,007
Costs and expenses	8,161	46,999	32,138	111,954
Impairments	2,270	—	2,794	6,589

Loss from discontinued operations	(5,321)	(9,985)	(16,449)	(29,536)
Gain (loss) on disposal of assets of discontinued operations	912	3,036	(1,545)	4,521
Income tax expense	—	—	—	—

Loss from discontinued operations	$(4,409)	$(6,949)	$(17,994)	$(25,015)

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The assets and liabilities of discontinued operations consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Assets:
Cash and cash equivalents	$1,063	$1,977
Accounts receivable, net	3,720	8,138
Other current assets	4,141	3,183

Total current assets	8,924	13,298

Property and equipment, net	11,144	42,973
Intangible assets, net	708	744
Other long-term assets	4,709	4,663

Total long-term assets	16,561	48,380

Total assets	$25,485	$61,678

Liabilities:
Current portion of long-term debt	$30	$2,129
Accounts payable and other current liabilities	3,265	773

Total current liabilities	3,295	2,902

Long-term debt, net of current portion	—	6,426
Other long-term liabilities	4,702	989

Total long-term liabilities	4,702	7,415

Total liabilities	$7,997	$10,317

On July 20, 2005, we executed an asset purchase agreement with The Board of Trustees of the University of Alabama (the “University of Alabama”) for the sale of the real property, furniture, fixtures, equipment, and certain related assets associated with our 219 licensed-bed acute care hospital located in Birmingham, Alabama (the “Birmingham Medical Center”) for $33.0 million. Simultaneously with the execution of this purchase agreement with the University of Alabama, we executed an agreement with an affiliate of the University of Alabama whereby this entity provided certain management services to the Birmingham Medical Center. On December 31, 2005, we executed an amended and restated asset purchase agreement with the University of Alabama. This amended and restated agreement provided that the University of Alabama purchase the Birmingham Medical Center and associated real and personal property as well as our interest in the gamma knife partnership associated with this hospital. This transaction closed on March 31, 2006 and resulted in a net loss on disposal of assets of approximately $7.3 million.

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

Notes to Condensed Consolidated Financial Statements

After consummation of this agreement with the University of Alabama, we no longer have the ability to operate or sell the Digital Hospital project as an acute care hospital without obtaining an additional certificate of need or specific exception. For additional information related to the Digital Hospital, see our 2005 Form 10-K.

8. Income Taxes:

Our Provision for income tax expense for the three months ended June 30, 2006 includes the following: (1) current income tax expense of $5.2 million in continuing operations attributable to state income taxes of subsidiaries which have separate state tax filing requirements and income taxes for other subsidiaries that are not included in our federal consolidated income tax return, and (2) deferred income tax expense of $3.9 million in continuing operations attributable to future tax liabilities to be incurred by subsidiaries that are not included in our federal consolidated income tax return and increases in the basis difference of certain indefinite-lived assets.

Our Provision for income tax expense for the six months ended June 30, 2006 includes the following: (1) current income tax expense of $10.9 million in continuing operations attributable to state income taxes of subsidiaries which have separate state tax filing requirements and income taxes for other subsidiaries that are not included in our federal consolidated income tax return, and (2) deferred income tax expense of $16.1 million in continuing operations attributable to future tax liabilities to be incurred by subsidiaries that are not included in our federal consolidated income tax return and increases in the basis difference of certain indefinite-lived assets.

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

Our Provision for income tax expense for the same periods in 2005 consisted of substantially the same items of current and deferred taxes. Income tax expense for the six months ended June 30, 2006 increased due to the fact that we filed a request for a tax accounting method change which accelerated the amortization of certain indefinite-lived assets. This tax accounting method change gave rise to an additional difference between the book and tax bases of the assets effected and, accordingly, resulted in our recording an additional deferred tax liability and deferred tax expense related to these indefinite-lived assets. The entire impact of this change of approximately $8.3 million was reflected in the three months ended March 31, 2006.

On May 18, 2006, the State of Texas enacted a new law that substantially changes the state’s business franchise tax system, replacing the existing franchise tax with a new franchise tax that is based upon modified gross revenue. This new tax regime, known as the “Margin Tax”, expands the tax base while reducing tax rates. The Margin Tax will take effect beginning with our 2007 calendar year. The Texas Legislature and the Texas State’s Comptroller’s office are still reviewing certain provisions of the new law which could have an impact on how we compute our current and deferred tax accounts associated with our Texas operations. We will continue to monitor guidance from Texas regarding the application of this change in the tax law. We do not believe this law change will have a material impact on our financial position, results of operations, or cash flows.

HealthSouth and its subsidiaries’ federal and state income tax returns are periodically examined by various regulatory taxing authorities. In connection with such examinations, we have settled our federal income tax

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

liabilities with the Internal Revenue Service (“the IRS”) for the tax years 1994–1995. During the six months ended June 30, 2006, we received tax refunds and interest in the amount of $22.4 million as a result of this settlement. In May 2006, we received the IRS’ report and assessment of additional income taxes for the years 1996–1998. We filed a formal reply in July 2006 and are currently working to resolve these matters. Amounts related to these tax deficiencies and other contingencies have been considered by management in its estimate of our potential net recovery of prior income taxes.

9. Loss per Common Share:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Loss from continuing operations	$(38,027)	$(55,464)	$(459,580)	$(295,602)
Less: Convertible perpetual preferred dividends	(9,244)	—	(9,244)	—

Loss from continuing operations available to common shareholders	(47,271)	(55,464)	(468,824)	(295,602)
Loss from discontinued operations	(4,409)	(6,949)	(17,994)	(25,015)

Net loss available to common shareholders	$(51,680)	$(62,413)	$(486,818)	$(320,617)

Denominator:
Basic—weighted average common shares outstanding	398,165	397,047	397,725	396,529

Diluted—weighted average common shares outstanding	464,511	398,827	439,411	398,693

Basic and diluted loss per share:
Loss from continuing operations available to common shareholders	$(0.12)	$(0.14)	$(1.18)	$(0.75)
Loss from discontinued operations	(0.01)	(0.02)	(0.04)	(0.06)

Net loss per share available to common shareholders	$(0.13)	$(0.16)	$(1.22)	$(0.81)

Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options, restricted stock awards, convertible debentures, restricted stock units, and convertible perpetual preferred stock. For the three months ended June 30, 2006 and 2005, the number of potential shares approximated 66.3 million and 1.8 million, respectively. For the six months ended June 30, 2006 and 2005, the number of potential shares approximated 41.7 million and 2.2 million, respectively. Including these potential common shares in the denominator resulted in an antidilutive per share amount due to our Loss from continuing operations. Therefore, no separate computation of diluted loss per share is presented.

Options to purchase approximately 20.1 million and 5.2 million shares of common stock were outstanding as of June 30, 2006 and 2005, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

10. Settlements:

Medicare Program Settlement—

Pursuant to the global settlement agreement, as described in our 2005 Form 10-K, we agreed to make cash payments to the United States in the aggregate amount of $325 million, plus accrued interest from November 4, 2004 at an annual rate of 4.125%. Through June 30, 2006, we have made payments of approximately $196.3 million (excluding interest), with the remaining balance of $128.7 million (plus interest) to be paid in quarterly installments ending in the fourth quarter of 2007. As of June 30, 2006 and December 31, 2005, approximately $85.0 million and $83.3 million, respectively, of the cash settlement amount are included in Current portion of government, class action, and related settlements in our condensed consolidated balance sheets.

SEC Settlement—

Under the terms of our settlement with the SEC, as described in our 2005 Form 10-K, we agreed to pay a $100 million civil penalty and disgorgement of $100 to the SEC in the following installments: $12,500,100 by October 15, 2005; $12.5 million by April 15, 2006; $25.0 million by October 15, 2006; $25.0 million by April 15, 2007; and $25.0 million by October 15, 2007. As of the date of this filing, we are current with all payments required under the above payment schedule. Payments due under the SEC Settlement are included in Government, class action, and related settlements in our condensed consolidated balance sheets.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

There can be no assurances that a final settlement agreement can be reached or that the proposed settlement will receive the required court approval. We recorded a charge of $215 million as Government, class action, and related settlements expense in our 2005 condensed consolidated statement of operations and comprehensive loss. The corresponding liability is included in Current portion of government, class action, and related settlements in our condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005. This charge may be revised in future periods to reflect additional changes in the fair value of the common stock and warrants until they are issued.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Non-Prosecution Agreement—

On May 17, 2006, we announced that we reached a non-prosecution agreement (the “Non-Prosecution Agreement”) with the United States Department of Justice (the “DOJ”) with respect to the accounting fraud committed by members of our former management. We have pledged to continue our cooperation with the DOJ and have paid $3 million to the U.S. Postal Inspection Services Consumer Fraud Fund during the three months ended June 30, 2006 in connection with the execution of the Non-Prosecution Agreement. This payment was recorded in Government, class action, and related settlements expense in our condensed consolidated statements of operations and comprehensive loss.

Notwithstanding the foregoing, the DOJ has reserved the right to prosecute the Company for any crimes committed by our employees in the event we violate the terms of the Non-Prosecution Agreement. The Non-Prosecution Agreement expires on May 17, 2009.

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

Securities Litigation—

See Note 10, Settlements, “Securities Litigation Settlement,” for discussion of a global, preliminary agreement in principle with the lead plaintiffs in certain securities actions.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

On January 3, 2006, the Alabama Circuit Court in the Tucker case granted the plaintiff’s motion for summary judgment against Mr. Scrushy on a claim for the restitution of incentive bonuses Scrushy received for years 1996 through 2002. Including pre-judgment interest, the court’s total award was approximately $48 million. The judgment does not resolve other claims brought by the plaintiff against Scrushy, which remain pending. On February 8, 2006, the Alabama Supreme Court stayed execution on the judgment and ordered briefing on whether or not the Alabama Circuit Court’s order was appropriate for certification as a final appealable order pursuant to Rule 54(b). On April 12, 2006, the Alabama Supreme Court lifted its stay of execution on the judgment and ruled that the Alabama Circuit Court’s order was appropriate for certification as a final appealable order. The Alabama Circuit Court’s order granting summary judgment remains on appeal. As of the date of this report, the plaintiff has not executed the judgment.

The parties to the Tucker action have reached a preliminary agreement in principle to settle certain claims against many of our former directors and officers for $100 million in cash. This settlement amount is to be paid by our insurance carriers, and will be included in the aggregate cash payment of $230 million that is part of the proposed settlement of the Consolidated Securities Action. We are continuing to negotiate the other terms of a settlement with the other parties to this agreement; however, there can be no assurance that a final settlement agreement will be reached or that the proposed settlement will receive the required court approval.

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

Litigation by and Against Former Independent Auditor—

On March 18, 2005, Ernst & Young LLP filed a lawsuit captioned Ernst & Young LLP v. HealthSouth Corp., CV-05-1618, in the Circuit Court of Jefferson County, Alabama. The complaint asserts that the filing of the claims against us was for the purpose of suspending any statute of limitations applicable to those claims. The complaint alleges that we provided Ernst & Young LLP with fraudulent management representation letters, financial statements, invoices, bank reconciliations, and journal entries in an effort to conceal accounting fraud. Ernst & Young LLP claims that as a result of our actions, Ernst & Young LLP’s reputation has been injured and it has and will incur damages, expense, and legal fees. Ernst & Young LLP seeks recoupment and setoff of any recovery against Ernst & Young LLP in the Tucker case, as well as litigation fees and expenses, damages for loss of business and injury to reputation, and such other relief to which it may be entitled. On April 1, 2005, we answered Ernst & Young LLP’s claims and asserted counterclaims alleging, among other things, that from 1996 through 2002, when Ernst & Young LLP served as our independent auditor, Ernst & Young LLP acted recklessly and with gross negligence in performing its duties, and specifically that Ernst & Young LLP failed to perform reviews and audits of our financial statements with due professional care as required by law and by its contractual agreements with us. Our counterclaims further allege that Ernst & Young LLP either knew of or, in

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

the exercise of due care, should have discovered and investigated the fraudulent and improper accounting practices being directed by Richard M. Scrushy and certain other officers and employees, and should have reported them to our board of directors and the Audit Committee. The counterclaims seek compensatory and punitive damages, disgorgement of fees received from us by Ernst & Young LLP, and attorneys’ fees and costs. Upon Ernst & Young LLP’s motion, the Alabama state court referred Ernst & Young LLP’s claims and HealthSouth’s counterclaims to arbitration. On July 12, 2006, the derivative plaintiff filed an arbitration demand on behalf of HealthSouth against Ernst & Young LLP.

We intend to vigorously defend ourselves in this case. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case.

ERISA Litigation—

In 2003, six lawsuits were filed in the United States District Court for the Northern District of Alabama against us and some of our current and former officers and directors alleging breaches of fiduciary duties in connection with the administration of our Employee Stock Benefit Plan (the “ESOP”). These lawsuits were consolidated under the caption In re HealthSouth Corp. ERISA Litigation, Consolidated Case No. CV-03-BE-1700-S (the “ERISA Action”). The plaintiffs filed a consolidated complaint on December 19, 2003 that alleged, generally, that fiduciaries to the ESOP breached their duties to loyally and prudently manage and administer the ESOP and its assets in violation of sections 404 and 405 of the Employee Retirement Income Security Act of 1974, 29 U.S.C. § 1001 et seq. (“ERISA”), by failing to monitor the administration of the ESOP, failing to diversify the portfolio held by the ESOP, and failing to provide other fiduciaries with material information about the ESOP. The plaintiffs sought actual damages including losses suffered by the plan, imposition of a constructive trust, equitable and injunctive relief against further alleged violations of ERISA, costs pursuant to 29 U.S.C. § 1132(g), and attorneys’ fees. The plaintiffs also sought damages related to losses under the plan as a result of alleged imprudent investment of plan assets, restoration of any profits made by the defendants through use of plan assets, and restoration of profits that the plan would have made if the defendants had fulfilled their fiduciary obligations. Pursuant to an Amended Class Action Settlement Agreement entered into on March 6, 2006, all parties have agreed to a global settlement of the claims in the ERISA Action. Under the terms of this settlement, Michael Martin, a former Chief Financial Officer of the Company, will contribute $350,000 to resolve claims against him, Richard Scrushy, former Chief Executive Officer of the Company, and our insurance carriers will contribute $3.5 million to resolve claims against him, and HealthSouth and its insurance carriers will contribute $25 million to settle claims against all remaining defendants, including HealthSouth. In addition, if we recover any or all of the judgment against Mr. Scrushy for the restitution of incentive bonuses paid to him during 1996 through 2002, we will contribute the first $1 million recovered to the class in the ERISA Action. On June 28, 2006, the Court granted final approval to the Amended Class Action Settlement Agreement and the ERISA Action was dismissed with prejudice.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

Litigation by and Against Richard M. Scrushy—

After the dismissal of several lawsuits filed against us by Richard M. Scrushy, on December 9, 2005, Mr. Scrushy filed a complaint in the Circuit Court of Jefferson County, Alabama, captioned Scrushy v. HealthSouth, CV-05-7364. The complaint alleges that, as a result of Mr. Scrushy’s removal from the position of CEO in March 2003, we owe him “in excess of $70 million” pursuant to an employment agreement dated as of September 17, 2002. We have answered the complaint and filed counterclaims against Mr. Scrushy. In addition, on or about December 19, 2005, Mr. Scrushy filed a demand for arbitration with the American Arbitration Association, supposedly pursuant to an indemnity agreement with us. The arbitration demand seeks to require us to pay expenses which he estimates exceed $31 million incurred by Mr. Scrushy, including attorneys’ fees, in connection with the defense of criminal fraud claims against him and in connection with a preliminary hearing in the SEC litigation. In our counterclaim filed in the Alabama Circuit Court action, we asked the court to prohibit Mr. Scrushy from having his claims resolved in arbitration, as opposed to a jury trial.

After hearings on January 4, 2006 and January 23, 2006, the Alabama Circuit Court denied our motion to stay and enjoin the arbitration. However, the court ordered Mr. Scrushy to terminate the arbitration and withdraw his demand for arbitration, but left him the option of beginning arbitration at a later date on further order of the court. The court also granted Mr. Scrushy the right to petition the court to lift the stay after pre-trial discovery had occurred in the court proceeding between us and Mr. Scrushy. On or about February 6, 2006, Mr. Scrushy filed a motion with the Alabama Supreme Court asking it to direct the Alabama Circuit Court to vacate its order requiring Mr. Scrushy to withdraw his arbitration demand, and to direct the Alabama Circuit Court to dismiss our counterclaim for a declaratory judgment and end “any further exercise of jurisdiction over this arbitration matter.” The Alabama Supreme Court granted Mr. Scrushy’s request and the Alabama Circuit Court subsequently vacated its order, thereby allowing Mr. Scrushy to proceed with his claim in arbitration, which is a confidential proceeding.

While we dispute Mr. Scrushy’s right to any indemnification of his defense fees and costs, we previously accrued an estimate of these legal fees as of December 31, 2005 and 2004, which is included in Accrued expenses and other current liabilities, in our condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005. We intend to vigorously defend ourselves in this case. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

Certain Regulatory Actions—

The False Claims Act, 18 U.S.C. § 287, allows private citizens, called “relators,” to institute civil proceedings alleging violations of the False Claims Act. These so-called qui tam, or “whistleblower,” cases are sealed by the court at the time of filing. The only parties privy to the information contained in the complaint are the relator, the federal government, and the presiding court. We recently settled one qui tam lawsuit, Devage, which is discussed in Note 21, Medicare Program Settlement, to the consolidated financial statements accompanying our 2005 Form 10-K. We are aware of one other qui tam lawsuit, Mathews, which is discussed below. It is possible that additional qui tam lawsuits have been filed against us and that we are unaware of such filings or have been ordered by the presiding court not to discuss or disclose the filing of such lawsuits. We may be subject to liability under one or more undisclosed qui tam cases brought pursuant to the False Claims Act. We have accrued $3.0 million related to ongoing settlement discussions relating to qui tam claims.

On April 1, 1999, a plaintiff relator filed a lawsuit under the False Claims Act captioned United States ex rel. Mathews v. Alexandria Rehabilitation Hospital, CV-99-0604, in the United States District Court for the Western District of Louisiana. On February 29, 2000, the United States elected not to intervene in the lawsuit. The complaint alleged, among other things, that we filed fraudulent reimbursement claims under the Medicare program on a nationwide basis. The district court dismissed the False Claims Act allegations of two successive

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

amended complaints. However, the district court’s dismissal of the third amended complaint with prejudice was partially reversed by the United States Court of Appeals for the Fifth Circuit on October 22, 2002. The case was remanded to the district court, and our subsequent motion to dismiss was denied on February 21, 2004. The case is currently in the discovery stage on False Claims Act allegations concerning one HealthSouth facility during a specific timeframe. A trial date of October 9, 2007 has been set in the case. We intend to vigorously defend ourselves against the claims alleged by the plaintiff relator. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case.

General Medicine, Meadowbrook, and Greystone Ventures Actions—

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

On October 6, 2004, Meadowbrook filed a declaratory judgment action against us in the Circuit Court of Shelby County, Alabama, captioned Meadowbrook Healthcare Corporation v. HealthSouth Corp., CV-04-1131, seeking a declaration that it is not contractually obligated to indemnify us against General Medicine’s complaint. This case was transferred to the Circuit Court of Jefferson County, Alabama on May 9, 2005, and assigned case number CV-05-3042. On July 26, 2005, we filed an Answer and Verified Counterclaim for Injunctive and Other Relief seeking a judgment requiring Meadowbrook to indemnify us against the claims asserted by General Medicine in its complaint and other relief based upon legal and equitable theories. In August of 2005, both

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

parties to the Meadowbrook case filed motions for summary judgment based upon the express language of the indemnification provision in the Stock Purchase Agreement. On November 15, 2005, the court entered a final order determining that Meadowbrook is not obligated under the Stock Purchase Agreement to indemnify us against the claims asserted by General Medicine in its complaint. The final order did not adjudicate our equitable claims against Meadowbrook which, if successful, would require Meadowbrook to pay our liability, if any, to General Medicine. On December 21, 2005, we filed an appeal of the court’s ruling that Meadowbrook has no contractual obligation to indemnify us under the Stock Purchase Agreement, captioned HealthSouth Corporation vs. Meadowbrook Healthcare, Inc., appeal no. 1050406, in the Supreme Court of Alabama.

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

On January 3, 2006, we filed a motion for summary judgment challenging General Medicine’s standing under the Alabama Uniform Fraudulent Transfer Act to bring this action against us to collect monies allegedly owed by Horizon/CMS. Specifically, we argued in our motion for summary judgment that General Medicine is no longer a creditor of Horizon/CMS due to General Medicine’s settlement with Horizon/CMS and Meadowbrook’s payment of $0.3 million to General Medicine on Horizon/CMS’s behalf. On May 11, 2006, the court entered an order denying our motion for summary judgment. On June 22, 2006, we filed a petition for writ of mandamus with the Supreme Court of Alabama, requesting a reversal of the court’s order denying our motion for summary judgment, captioned Ex Parte HealthSouth Corporation, appeal no. 1051366. On July 19, 2006, the Alabama Supreme Court issued an order staying all proceedings in this case pending the disposition of our petition for writ of mandamus.

After our sale of all of our stock in Horizon/CMS to Meadowbrook Healthcare, Inc., Meadowbrook changed its name to Greystone Ventures, Inc. (“Greystone”). On June 8, 2006, Greystone and Horizon/CMS filed a lawsuit against us in the Circuit Court of Jefferson County, Alabama captioned Greystone Ventures, Inc., et al v. HealthSouth Corporation, CV-2006-03403. The complaint alleges that that we received a settlement from Gulf Insurance Company in June of 2004 in the approximate amount of $4 million dollars, and that some or all of the proceeds of that settlement belong to Horizon/CMS and Greystone. The complaint further alleges that we are liable to Horizon/CMS and Greystone for conversion, fraudulent failure to disclose, money had and received, unjust enrichment, negligence and wantonness in connection with our alleged failure to pay the proceeds of the Gulf Insurance Company settlement to Greystone and Horizon/CMS. We filed an answer on July 17, 2006 denying that we have any liability to Greystone or Horizon/CMS with regard to allegations made in their complaint.

We intend to vigorously defend ourselves against the claims alleged by the plaintiffs in the above captioned actions. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of these cases.

Massachusetts Real Estate Actions—

On February 3, 2003, HRPT Properties Trust (“HRPT”) filed a lawsuit against Senior Residential Care/North Andover, Limited Partnership (“SRC”) in the Land Court for the Commonwealth of Massachusetts

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

On May 13, 2005, the Land Court ruled that we are entitled to a jury trial in the consolidated cases. SNH, HRES1, and HRPT took interlocutory appeal from this order to the Massachusetts Supreme Judicial Court, during which time the consolidated Land Court cases were stayed. The Supreme Judicial Court ruled on July 17, 2006 that HealthSouth was not entitled to a jury trial. On July 27, 2006, the Land Court convened a status conference and lifted the stay of proceedings. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of the consolidated Land Court cases.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Following a bench trial regarding issues relating to the parties’ relationship post-termination, the court entered a judgment dated January 18, 2006 requiring us to use our best efforts to accomplish the license transfer while managing the facilities for HRES1’s account and to pay HRES1 the net cash proceeds of the hospitals after deducting direct operating expenses and a management fee equal to 5% of net patient revenues for the period from October 26, 2004 through the date that a successor operator assumes control over the facilities. Accordingly, we are cooperating with HRES1 regarding the transfer of the licenses. Certain affiliates of Five Star Quality Care, Inc., as HRES1’s proposed successor operators for the hospitals, have not yet obtained regulatory approvals from the Massachusetts Department of Public Health.

On January 24, 2006, we filed the first of three Notices of Appeal addressing entry of judgment and all orders encompassed therein, including the order granting SNH and HRES1’s motion for summary judgment on the lease termination issue and their request for the appointment of a receiver. A hearing on the appeal has not yet been scheduled. On January 31, 2006, the Superior Court denied our request to stay the judgment during the appeal, and, on February 2, 2006, a Single Justice of the Appeals Court also denied our request for a stay. Since the first Notice of Appeal was filed, we filed two additional Notices of Appeal addressing the denial of certain post-judgment motions filed by HealthSouth, including motions to modify the judgment. Our appeal was docketed in the Massachusetts Appeals Court on July 27, 2006. The parties have not yet briefed the arguments on appeal.

SNH, HRES1, and HRPT filed post-trial motions seeking to require HealthSouth to pay their attorneys’ fees and costs incurred in the Superior Court litigation. The amount at issue is approximately $1.4 million. We have opposed these motions. A hearing on these motions was scheduled for July 17, 2006 and has been postponed. No new hearing date has been set.

On April 5, 2006, the Massachusetts Department of Public Health advised SNH and HRES1 that it would not commence its full review of the applications for approvals to operate the hospitals submitted by SNH and HRES1’s prospective new tenants because there was no agreement with HealthSouth setting forth the terms of the proposed transfer of the hospitals as required by applicable regulations. In light of this determination, on April 25, 2006, we served HRES1 with a motion to modify the judgment requiring us to manage the facilities for a fee equal to 5% of net patient revenues. That motion was denied and, as indicated above, the denial is one subject of our appeal.

Through July 15, 2006, we have paid approximately $17.9 million representing the net cash proceeds of the hospitals for the period between October 26, 2004 and June 30, 2006, which includes approximately $10.2 million previously paid to HRES1 as rent during the period from October 26, 2004 through December 31, 2005. Based on the judgment, our results of operations for the three and six months ended June 30, 2006 and 2005 include only a management fee received from our management of the applicable facilities.

We intend to vigorously defend ourselves against the claims alleged in the above captioned actions. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of these cases.

Other Litigation—

On September 17, 1998, John Darling, who was one of the federal False Claims Act relators in the now-settled Devage case, filed a lawsuit captioned Darling v. HealthSouth Sports Medicine & Rehabilitation, et al., 98-6110-CI-20, in the Circuit Court for Pinellas County, Florida. The complaint alleges that Mr. Darling was injured while receiving physical therapy during a 1996 visit to a HealthSouth outpatient rehabilitation facility in Clearwater, Florida. The complaint was amended in December 2004 to add a punitive damages claim. This

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

amended complaint alleges that fraudulent misrepresentations and omissions by us resulted in the injury to Mr. Darling. The court ordered the parties to participate in non-binding arbitration which resulted in a finding in our favor on December 27, 2005. The trial date for this case has not been set. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this case.

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

On December 28, 2004, we commenced a collection action in the Circuit Court of Jefferson County, Alabama, captioned HealthSouth Medical Center, Inc. v. Neurological Surgery Associates, P.C., CV-04-7700, to collect unpaid loans in the original principal amount of approximately $0.3 million made to Neurological Surgery Associates, P.C. (“NSA”), pursuant to a written Practice Guaranty Agreement. The purpose of the loans was to enable NSA to employ a physician who would bring necessary specialty skills to patients served by both NSA and the acute-care hospital in Birmingham, Alabama we recently sold. NSA has asserted counterclaims that we breached verbal promises to lease space and employees from NSA, to pay NSA for billing and coding services performed by NSA on behalf of the subject physician-employee, and to pay NSA to manage the subject physician-employee. This case is currently in the discovery phase. We intend to vigorously defend ourselves against these counterclaims. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this case.

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

On July 19, 2005, Gary Bellinger filed a pro se complaint captioned Gary Bellinger v. Eric Hanson, d/b/a U.S. Strategies, Inc., Medika Group, Ltd., Laserlife, Inc., & Relife, Inc., and Richard Scrushy, d/b/a HealthSouth, Case No. 05-06898-B, In the District Court, Dallas County, Texas, 44th Judicial District. Mr. Bellinger claims the defendants violated the terms of a distribution agreement with his company, Laser Bio Therapy, Inc., resulting in that company’s bankruptcy. He has sued for breach of contract, breach of fiduciary duty, and fraud, and claims compensatory damages of $270 million and punitive damages of $10 million. On April 12, 2006, the judge entered an order dismissing us from the case without prejudice.

On June 2, 2006, we were named as a defendant in a lawsuit captioned Brockovich v. HealthSouth Corporation, et al., Case No. SACV06-546-DOC(MLGx), filed under the Medicare Secondary Payor statute, 42

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

U.S.C. § 1395y(b), in the United States District Court for the Central District of California, Southern Division, against HealthSouth, HealthSouth Hospital Corporation, HCS, Ltd., and certain insurance companies. The complaint alleges that HealthSouth has charged Medicare to treat illnesses that it caused, at least in part, by medical error or neglect and seeks recovery of unspecified damages. HealthSouth’s responsive pleading is due August 14, 2006. We intend to vigorously defend ourselves against the claims alleged by the plaintiff. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case.

Other Matters—

The reconstruction of our historical financial records has resulted in the restatement of not only our consolidated financial statements, but also the financial statements of certain of our subsidiary partnerships. The process of communicating the effect of these restatements to the outside partners has begun, and we anticipate the process of resolving the partnership issues arising from these restatements will be predominantly complete by the end of 2006. The ultimate resolution of these matters may have a negative impact on our relationships with our partners, or could cause us to incur charges in future periods.

At this time, we have completed a portfolio-wide review of our partnerships to assess the impact of the restatement adjustments on the financial statements of our subsidiary partnerships. As of June 30, 2006, we have accrued approximately $11.2 million as a liability related to these issues based on the current status of discussions with our partners. These discussions are ongoing, and this estimated liability may change in future periods.

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

As part of the continued implementation of our strategic plan, management continues to evaluate the role of each segment and the services provided within each segment. Based on this evaluation, in the second quarter of 2006, our management realigned five electro-shock wave lithotripter units from our diagnostic segment to our corporate and other segment, as the services performed by these lithotripter units are not diagnostic services. We also realigned five occupational medicine centers from our corporate and other segment into our outpatient segment, as these centers provide therapy services that are consistent with other services provided by our outpatient segment. Prior periods have been reclassified to conform to this presentation.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Selected financial information for our operating segments for each of the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005 is as follows (in thousands):

	Inpatient	Surgery Centers	Outpatient	Diagnostic	Corporate and Other	Total
Three months ended June 30, 2006
Net operating revenues	$451,345	$191,261	$85,682	$51,268	$20,424	$799,980
Intersegment revenues	—	—	—	—	12,467	12,467
Operating earnings (loss)	95,517	20,113	7,535	(12,059)	(76,478)	34,628
Total assets	1,480,676	862,252	112,154	122,412	733,243	3,310,737
Three months ended June 30, 2005
Net operating revenues	$459,098	$197,985	$98,479	$56,831	$24,272	$836,665
Intersegment revenues	—	—	—	—	18,388	18,388
Operating earnings (loss)	109,603	21,920	5,687	1,024	(98,616)	39,618
Total assets	1,544,358	903,456	133,594	146,505	1,064,725	3,792,638
Six months ended June 30, 2006
Net operating revenues	$899,856	$384,213	$175,217	$104,131	$39,976	$1,603,393
Intersegment revenues	—	—	—	—	26,067	26,067
Operating earnings (loss)	194,406	46,557	16,835	(15,081)	(166,517)	76,200
Total assets	1,480,676	862,252	112,154	122,412	733,243	3,310,737
Six months ended June 30, 2005
Net operating revenues	$934,996	$403,581	$201,170	$111,815	$48,518	$1,700,080
Intersegment revenues	—	—	—	—	36,908	36,908
Operating earnings (loss)	206,862	52,203	15,165	5,648	(388,131)	(108,253)
Total assets	1,544,358	903,456	133,594	146,505	1,064,725	3,792,638

Segment reconciliations to our condensed consolidated results of operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net operating revenues:
Total segment net operating revenues	$799,980	$836,665	$1,603,393	$1,700,080
Elimination of intersegment revenues	(12,467)	(18,388)	(26,067)	(36,908)

Total consolidated net operating revenues	$787,513	$818,277	$1,577,326	$1,663,172

Loss from continuing operations:
Total segment operating earnings (loss)	$34,628	$39,618	$76,200	$(108,253)
Interest income	4,317	3,516	8,377	6,894
Interest expense and amortization of debt discounts and fees	(82,974)	(84,433)	(168,228)	(170,851)
Gain on interest rate swap	18,604	—	14,789	—
Loss on early extinguishment of debt	(4,565)	(33)	(365,642)	(33)
Gain (loss) on sale of investments	1,049	(4,592)	1,943	(2,941)

Loss from continuing operations before income tax expense	$(28,941)	$(45,924)	$(432,561)	$(275,184)

Total assets:
Total assets for reportable segments	$3,310,737	$3,792,638	$3,310,737	$3,792,638
Elimination of intersegment assets	(188)	(2,131)	(188)	(2,131)

Total assets	$3,310,549	$3,790,507	$3,310,549	$3,790,507

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

This MD&A is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial position and results of operations of HealthSouth as a whole.

Executive Overview

HealthSouth is one of the largest providers of ambulatory surgery, rehabilitative health care, and diagnostic imaging services in the United States, with 1,042 facilities and approximately 36,000 full- and part-time employees. We provide these services through a national network of inpatient and outpatient rehabilitation facilities, outpatient surgery centers, diagnostic centers, and other health care facilities.

Our business is currently divided into four primary operating divisions—inpatient, surgery centers, outpatient, and diagnostic—and a fifth division that manages certain other revenue producing activities and corporate functions. These five divisions correspond to our five reporting segments discussed later in this Item. For the three and six months ended June 30, 2006, our inpatient division comprised approximately 58% of our consolidated Net operating revenues and over 80% of our operating earnings from our four primary operating divisions.

Although our business is continuing to generate substantial revenues, and market factors appear to favor our outpatient and post-acute care business model, we still have several immediate internal and external challenges to overcome before we can realize significant improvements in our business, including:

•	Operational Improvements. We need to continue to improve our operational efficiency, particularly in our surgery centers, outpatient, and diagnostic divisions. This includes streamlining our division management structure, continuing to consolidate or divest underperforming facilities, and implementing standardized performance metrics and practices, while continuing to ensure high quality care. We also will strive to reduce operational variation within each division.

•	Price Pressure. We are seeing downward pressure on prices in our markets, from both commercial and government payors. We anticipate continuing price pressure in all our divisions. For example, recent changes to the prospective payment system applicable to our inpatient rehabilitation facilities (“IRF-PPS”) have had a negative impact on inpatient revenues in 2006. In addition, Medicare has frozen ambulatory surgery center (“ASC”) pricing through 2009, and beginning in 2007, the Deficit Reduction Act of 2005 will cap ASC and imaging service payments at hospital outpatient department reimbursement levels. Other pricing changes may have a negative impact on our operating results.

In addition, CMS recently issued a proposed ASC pricing rule that could have a neutral or positive impact on our surgery centers division’s Net operating revenues once the new pricing system is in place, depending upon the rule’s overall effect on unit pricing and our ability to realize increased case volume as the list of approved ASC procedures is expanded. However, the proposed rule has not been finalized and we cannot provide any assurance that the rule, if finalized in its current form, will have the impact we predict. For additional information, see this Item, “Segment Results of Operations—Surgery Centers.”

•	Single-Payor Exposure. Medicare comprises approximately 47% of our consolidated Net operating revenues and approximately 69% of our largest division’s revenues. Consequently, single-payor exposure presents a serious risk. In particular, the combination of volume volatility created by the 75% Rule and lower unit pricing resulting from IRF-PPS changes reduced our operating earnings in the first six months of 2006 and will have a continuing negative impact on our operating earnings.

•	Competition. Competition is increasing as physicians look for new revenue sources to offset declining incomes. In our outpatient and diagnostic divisions, physician practices that reach sufficient size may elect to insource some or all of their therapy or diagnostic services. In addition, the low barriers to entry in the outpatient physical therapy sector and decreasing barriers to entry in the diagnostic sector make competition from physician practices a factor to be considered in those markets.

•	Declining Ownership Share of Surgery Centers. Like most other ASCs, the majority of our centers are owned in partnership with surgeons and other physicians who perform procedures at the centers. As a result of increased competition in the ASC market and other factors, physicians are demanding increased equity participation in ASCs. Consequently, we expect to see our percentage ownership of centers within our ASC portfolio decline over time.

•	Leverage. Although we have completed a series of recapitalization transactions that have eliminated significant uncertainty regarding our capital structure and have improved our financial position, we remain highly leveraged. Our high leverage increases our cost of capital, decreases our net income, and may prevent us from taking advantage of potential growth opportunities.

•	Settlement Costs. We have significant cash obligations we must meet in the near future as a result of recent settlements with various federal agencies. Specifically, we are required to pay the remaining balance of our $325 million settlement to the United States in quarterly installments ending in the fourth quarter of 2007 to satisfy our obligations under a settlement described in Item 1, Business, “Medicare Program Settlement,” of our 2005 Form 10-K. Furthermore, we are required to pay the remaining balance of our $100 million settlement to the United States Securities and Exchange Commission (the “SEC”) in four installments ending in the fourth quarter of 2007, as described in Item 1, Business, “SEC Settlement,” of our 2005 Form 10-K. Payments due under these settlement agreements are as follows as of June 30, 2006:

	Medicare Program Settlement	SEC Settlement	Total
	(In Thousands)
July 1 through December 31, 2006	$42,053	$25,000	$67,053
2007	86,666	50,000	136,666

	$128,719	$75,000	$203,719

•	Continuing Investigations and Litigation. While we have reached a non-prosecution agreement with the United States Department of Justice (the “DOJ”) and have settled much of the government’s litigation against us, we face continuing government investigations, as well as numerous class action and individual lawsuits, all of which will continue to consume considerable management attention and company resources and could result in substantial additional payments and fines. For additional information, see Note 10, Settlements, to the condensed consolidated financial statements contained in Part I, Item 1 of this report. In addition, although we have reached a global, preliminary agreement in principle with the lead plaintiffs in the federal securities class actions and the derivative litigation, as well as with our insurance carriers, to settle claims filed against us, certain of our former directors and officers, and certain other parties, there can be no assurance that a final settlement can be reached or that the proposed settlement will receive the required court approval. For additional information, see Item 1, Business, “Securities Litigation Settlement,” of our 2005 Form 10-K.

•

Reconstruction, Restatement, and Sarbanes-Oxley Related Costs. We paid approximately $208 million in 2005 in connection with the restructuring of our financial reporting processes, internal control over financial reporting, and managerial operations, and the reconstruction and/or restatement of our consolidated financial statements for the years ended December 31, 2004, 2003, 2002, 2001, and 2000. We anticipate incurring additional related costs in the future, although we expect these costs to decline over time. For the three months ended June 30, 2006 and 2005, we paid approximately $42 million and $57 million, respectively, for such costs. These costs for the six months ended June 30, 2006 and 2005 approximated $97 million and $114 million, respectively.

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

Consolidated Results of Operations

During the three and six months ended June 30, 2006 and 2005, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Medicare	46.5%	47.3%	46.7%	47.2%
Medicaid	2.3%	2.3%	2.3%	2.3%
Workers’ compensation	7.0%	7.5%	7.1%	7.6%
Managed care and other discount plans	34.9%	32.5%	34.3%	32.4%
Other third-party payors	5.1%	5.8%	5.2%	6.0%
Patients	1.5%	2.1%	1.6%	2.0%
Other income	2.7%	2.5%	2.8%	2.5%

Total	100.0%	100.0%	100.0%	100.0%

When reading our condensed consolidated statements of operations, it is important to recognize the following items included within our results of operations:

•	Stock-Based Compensation. During the three and six months ended June 30, 2006, stock-based compensation increased by approximately $3.1 million and $7.2 million, respectively, due to our adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, on January 1, 2006 and the timing of stock awards in 2005 and the first quarter of 2006. These increased costs are included in Salaries and benefits in our condensed consolidated statements of operations and comprehensive loss.

•	Restructuring charges. In our continuing efforts to streamline operations, we closed underperforming facilities or consolidated similar facilities within the same market in the three and six months ended June 30, 2006 and 2005. As a result of these facility closures or consolidations, we recorded certain restructuring charges approximating $2.1 million and $5.6 million in the three months ended June 30, 2006 and 2005, respectively, and $3.2 million and $7.2 million for the six months ended June 30, 2006 and 2005, respectively, for one-time termination benefits, contract termination costs, and other associated costs under the guidance in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

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

We accounted for the rent on the Braintree and Woburn facilities as rent expense in our inpatient segment. However, the rent expense paid above the negotiated rent for these facilities was recorded as an obligation of our corporate and other segment. As a result of the lease termination associated with the Braintree and Woburn facilities, our corporate and other segment recorded a $30.5 million net gain on lease termination during the six months ended June 30, 2005. This net gain is included in Other operating expenses in our condensed consolidated statement of operations and comprehensive loss and represents the difference between the $42 million liability recorded in 2001 and the remaining liability on the date the judgment was entered against us in 2005.

•	Impairments. During the three and six months ended June 30, 2006, we recorded impairment charges totaling approximately $3.9 million to reduce the carrying value of long-lived assets and certain amortizable intangibles to their estimated fair market value. During the three months ended June 30, 2005, we recorded impairment charges of approximately $13.0 million to reduce the carrying value of property and equipment to its estimated fair market value. During the six months ended June 30, 2005, total impairment charges related to reducing the carrying value of property and equipment to its estimated fair market value approximated $24.9 million.

•

Government, class action, and related settlements expense. Our Net loss for the three and six months ended June 30, 2006 includes a $3.0 million charge in Government, class action, and related settlements expense related to a payment made to the U.S. Postal Inspection Services Consumer Fraud Fund in connection with the execution of the non-prosecution agreement reached with the DOJ. For additional information related to the non-prosecution agreement, see Note 10, Settlements, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report. Government, class action, and related settlements expense for the three and six months ended June 30, 2006 also includes charges of approximately $11.2 million, the majority of which will not require a cash outflow, related to ongoing settlement discussions with our subsidiary partnerships related to the restatement of their historical financial statements, and $3.0 million related to ongoing settlement discussions relating to qui tam claims. For additional information regarding these ongoing discussions, see Note 11, Contingencies, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

Our Net loss for the six months ended June 30, 2005 includes a $215.0 million charge as Government, class action, and related settlements expense under a global, preliminary agreement in principle with the lead plaintiffs in the federal securities class actions and the derivative litigation, as well as with our insurance carriers, to settle claims filed against us, certain of our former directors and officers, and certain other parties. For additional information, see Note 10, Settlements, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

•	Professional fees—accounting, tax, and legal. As noted throughout our 2005 Form 10-K, significant changes have occurred at HealthSouth since the events leading up to March 19, 2003. The steps taken to stabilize our business and operations, provide vital management assistance, and coordinate our legal strategy came at significant financial cost. During the three months ended June 30, 2006, Professional fees—accounting, tax, and legal approximated $28.0 million and related primarily to professional services to support the preparation of our Form 10-Q for the first quarter of 2006 (including the preparation of quarterly information for 2005, which had never been presented), tax preparation and consulting fees related to various tax projects, and legal fees for continued litigation defense and support for matters discussed in Note 11, Contingencies, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. During the six months ended June 30, 2006, Professional fees—accounting, tax, and legal approximated $76.6 million and related primarily to the preparation of our 2005 Form 10-K, as well as those professional services discussed above. During the three and six months ended June 30, 2005, these fees approximated $29.0 million and $80.4 million, respectively, and primarily related to the preparation of our comprehensive Form 10-K for the years ended December 31, 2003 and 2002, including the restatement of our previously issued 2001 and 2000 consolidated financial statements.

•	Loss on early extinguishment of debt. On June 14, 2006, we completed a private offering of $1.0 billion aggregate principal amount of senior notes, the proceeds of which, together with cash on hand, were used to repay all borrowings outstanding under our Interim Loan Agreement (as defined in our 2005 Form 10-K). As a result of this transaction, we recorded an approximate $4.1 million Loss on early extinguishment of debt during the second quarter of 2006. The remainder of our Loss on early extinguishment of debt for the three months ended June 30, 2006 was due to the repayment of certain bonds payable during the quarter.

On March 10, 2006, we completed the last of a series of recapitalization transactions enabling us to prepay substantially all of our prior indebtedness and replace it with approximately $3 billion of new long-term debt. As a result of these transactions, our Loss on early extinguishment of debt for the six months ended June 30, 2006 includes a charge of approximately $361.1 million.

For more information regarding these transactions, see Note 4, Long-term Debt, to our accompanying condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

•	Gain on interest rate swap. As discussed in more detail in Note 4, Long-term Debt, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report, we entered into an interest rate swap in March 2006 to effectively convert a portion of our variable rate debt to a fixed interest rate. During the three and six months ended June 30, 2006, we recorded a net gain of approximately $18.6 million and $14.8 million, respectively, related to the mark-to-market adjustments, quarterly settlements, and accrued interest recorded for the swap.

•	Reclassifications. Certain financial results have been reclassified to conform to the current period presentation. Such reclassifications primarily relate to facilities we closed or sold in the three months ended June 30, 2006 that qualify under FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to be reported as discontinued operations.

For the three months and six months ended June 30, 2006 and 2005, our consolidated results of operations were as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
			2006 vs. 2005			2006 vs. 2005
	2006	2005		2006	2005
	(In Thousands)			(In Thousands)
Net operating revenues	$787,513	$818,277	(3.8%)	$1,577,326	$1,663,172	(5.2%)

Operating expenses:
Salaries and benefits	354,870	360,371	(1.5%)	717,596	725,445	(1.1%)
Professional and medical director fees	19,978	23,073	(13.4%)	41,327	39,464	4.7%
Supplies	73,631	79,485	(7.4%)	148,847	157,212	(5.3%)
Other operating expenses	168,442	194,292	(13.3%)	322,166	341,118	(5.6%)
Provision for doubtful accounts	29,592	22,836	29.6%	52,585	46,321	13.5%
Depreciation and amortization	38,917	40,199	(3.2%)	75,851	89,038	(14.8%)
Loss (gain) on disposal of assets	2,954	(2,247)	(231.5%)	(2,105)	12,305	(117.1%)
Impairments	3,860	12,978	(70.3%)	3,860	24,915	(84.5%)
Government, class action, and related settlements expense	17,186	—	N/A	17,313	215,000	(91.9%)
Professional fees—accounting, tax, and legal	27,996	28,981	(3.4%)	76,632	80,370	(4.7%)

Total operating expenses	737,426	759,968	(3.0%)	1,454,072	1,731,188	(16.0%)
Loss on early extinguishment of debt	4,565	33	N/A	365,642	33	N/A
Interest expense and amortization
of debt discounts and fees	82,974	84,433	(1.7%)	168,228	170,851	(1.5%)
Interest income	(4,317)	(3,516)	22.8%	(8,377)	(6,894)	21.5%
(Gain) loss on sale of investments	(1,049)	4,592	(122.8%)	(1,943)	2,941	(166.1%)
Gain on interest rate swap	(18,604)	—	N/A	(14,789)	—	N/A
Equity in net income of nonconsolidated affiliates	(5,618)	(5,875)	(4.4%)	(10,163)	(16,820)	(39.6%)
Minority interests in earnings of consolidated affiliates	21,077	24,566	(14.2%)	57,217	57,057	0.3%

Loss from continuing operations before income tax expense	(28,941)	(45,924)	(37.0%)	(432,561)	(275,184)	57.2%
Provision for income tax expense	9,086	9,540	(4.8%)	27,019	20,418	32.3%

Loss from continuing operations	(38,027)	(55,464)	(31.4%)	(459,580)	(295,602)	55.5%
Loss from discontinued operations, net of income tax expense	(4,409)	(6,949)	(36.6%)	(17,994)	(25,015)	(28.1%)

Net loss	$(42,436)	$(62,413)	(32.0%)	$(477,574)	$(320,617)	49.0%

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Salaries and benefits	45.1%	44.0%	45.5%	43.6%
Professional and medical director fees	2.5%	2.8%	2.6%	2.4%
Supplies	9.3%	9.7%	9.4%	9.5%
Other operating expenses	21.4%	23.7%	20.4%	20.5%
Provision for doubtful accounts	3.8%	2.8%	3.3%	2.8%
Depreciation and amortization	4.9%	4.9%	4.8%	5.4%
Loss (gain) on disposal of assets	0.4%	(0.3%)	(0.1%)	0.7%
Impairments	0.5%	1.6%	0.2%	1.5%
Government, class action, and related settlements expense	2.2%	0.0%	1.1%	12.9%
Professional fees—accounting, tax, and legal	3.6%	3.5%	4.9%	4.8%

Total operating expenses as a % of net operating revenues	93.6%	92.9%	92.2%	104.1%

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

Volume decreases in our operating segments was the primary factor that contributed to the declining Net operating revenues for the three and six months ended June 30, 2006 compared to the same periods of 2005. Our inpatient segment reduced its “non-compliant” case volumes (i.e., cases involving diagnoses not included on the list of 13 qualifying medical conditions under the 75% Rule) due to the continued phase-in of the 75% Rule. Surgery centers that became equity method investments rather than consolidated entities after the second quarter of 2005, facility closures that did not qualify as discontinued operations, and market competition negatively impacted volumes in our surgery centers segment. Competition from physician-owned similar sites, the nationwide physical therapist shortage, closure of underperforming facilities, and the annual per beneficiary limitations on Medicare outpatient therapy services that became effective January 1, 2006 continued to negatively impact volumes in our outpatient segment. Competition from physician-owned diagnostic centers and the closure of underperforming facilities that did not qualify as discontinued operations continued to negatively impact volumes in our diagnostic segment.

Our inpatient segment was also negatively impacted by certain regulatory pricing changes implemented as of October 1, 2005. We were able to partially mitigate the negative impact of these pricing changes due to an increase in patient acuity. In our other operating segments, we were able to partially offset the negative impact of declining volumes through improvement in net revenue per visit or scan. The change in Net operating revenues by segment is discussed in more detail in this Item, “Segment Results of Operations.”

Salaries and Benefits

Salaries and benefits represent the most significant cost to us and include all amounts paid to full- and part-time employees, including all related costs of benefits provided to employees. It also includes amounts paid for contract labor.

While Salaries and benefits decreased by 1.5% and 1.1% for the three and six months ended June 30, 2006, respectively, compared to the same periods of 2005, Salaries and benefits as a percent of Net operating revenues increased. This is based primarily on two factors. First, shortages of therapists and nurses have caused us to raise salaries to retain current employees and to increase our utilization of higher-priced contract labor to properly care for our patients. Second, as a result of our efforts to comply with the 75% Rule, we are increasingly treating higher acuity (i.e., sicker) patients, which has resulted in increased labor costs in our inpatient segment. These increased labor costs resulting from higher salaries, greater reliance on contract labor and higher case-mix acuity, along with routine inflationary increases, are occurring in a flat or declining unit pricing environment. In addition, as noted earlier in this Item, stock-based compensation increased by approximately $3.1 million and $7.2 million during the three and six months ended June 30, 2006, respectively, due to our adoption of FASB Statement No. 123(R) on January 1, 2006 and the timing of stock awards in 2005 and the first quarter of 2006. As a result of these factors, Salaries and benefits increased as a percent of Net operating revenues in each period.

Professional and Medical Director Fees

Professional and medical director fees include professional consulting fees associated with operational initiatives, such as strategic planning and process standardization of billing and collecting procedures. It also includes fees paid under contracts with radiologists, medical directors, and other clinical professionals at our centers for services provided.

The decrease in Professional and medical director fees for the three months ended June 30, 2006 compared to the same period of 2005 is due primarily to a decrease in consulting fees for strategic planning and other projects within our corporate and other segment. The increase in Professional and medical director fees for the six months ended June 30, 2006 compared to the same period of 2005 is due primarily to increased professional fees in our inpatient segment due to fees paid to a consulting firm for process standardization of billing and collecting procedures and assistance with technology enhancements with installation of upgraded patient accounting systems.

Supplies

Supplies include costs associated with supplies used while providing patient care at our facilities. Examples include pharmaceuticals, implants, bandages, food, and other similar items. For each period presented, our inpatient and surgery centers segments comprise over 93% of our Supplies expense.

Supplies expense in the three and six months ended June 30, 2006 decreased when compared to the same periods in 2005 due primarily to the decline in volumes in our inpatient and surgery centers segments.

Other Operating Expenses

Other operating expenses include costs associated with managing and maintaining our operating facilities as well as the general and administrative costs related to the operation of our corporate office. These expenses include such items as repairs and maintenance, utilities, contract services, rent, professional fees, and insurance.

Other operating expenses were lower in the three months ended June 30, 2006 compared to the same period of 2005 due to declining volumes in our inpatient segment, facility closures throughout 2005 in our outpatient segment, and decreased professional fees associated with projects related to our compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and other similar services from accounting and consulting firms. In addition, as discussed in more detail in Note 3, Investment in and Advances to Nonconsolidated Affiliates, to our accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, Other operating expenses for the three months ended June 30, 2006 also include a $6.9 million gain related to the repayment of a formerly fully reserved note receivable from Source Medical.

Other operating expenses were lower for the six months ended June 30, 2006 compared to the same period of 2005 due primarily to the reasons discussed above. As discussed in more detail in Note 3, Investment in and

Advances to Nonconsolidated Affiliates, to our accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), Other operating expenses for the six months ended June 30, 2006 also include a $6.0 million gain related to the elimination of our former guarantee of a promissory note for Source Medical. Other operating expenses for the six months ended June 30, 2005 also include the net gain on lease termination recorded during the first quarter of 2005 related to the Greenery facilities, as discussed earlier in this item.

Provision for Doubtful Accounts

For the three months ended June 30, 2006, our Provision for doubtful accounts increased as a percent of Net operating revenues due primarily to a reassessment of current collection activities and payment trends in our inpatient segment. The installation of new collections software within our inpatient segment negatively impacted collection activity during the second quarter of 2006, but we believe this distraction and negative impact will be temporary. For the six months ended June 30, 2006, our Provision for doubtful accounts was higher as a percent of Net operating revenues when compared to the same period of 2005 due primarily to a reassessment of our Refunds due patients and other third-party payors liability during the first quarter of 2005, as discussed in more detail in this Item, “Segment Results of Operations—Diagnostic.”

Depreciation and Amortization

The decreases in Depreciation and amortization during the three and six months ended June 30, 2006 over the comparable periods in 2005 are due to impairment charges in 2005 that decreased the depreciable base of our assets and an increase in fully depreciated assets within our operating segments.

Loss (Gain) on Disposal of Assets

The net gain or loss on asset disposals in each period resulted from various asset sales and disposals primarily in our inpatient, surgery centers, and diagnostic segments. The $12.3 million net loss for the six months ended June 30, 2005 primarily resulted from asset disposals at inpatient rehabilitation facilities in Florida and Arizona.

Interest Expense and Amortization of Debt Discounts and Fees

The decrease in Interest expense and amortization of debt discounts and fees for the three and six months ended June 30, 2006 was the result of increased interest expense offset by lower amortization charges.

Due to the recapitalization transactions and the private offering of senior notes described in Note 4, Long-term Debt, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report, the average interest rate for the three and six months ended June 30, 2006, using a rolling twelve-month period, approximated 9.2% compared to an average interest rate of 8.6% for the same periods of 2005. This increase in average interest rates contributed to an approximate $5.2 million and $9.0 million of increased interest expense during the three and six months ended June 30, 2006, respectively. The impact of the increase in average interest rates was offset by lower average borrowings, which decreased interest expense by approximately $2.0 million and $3.9 million during the three and six months ended June 30, 2006, respectively.

Amortization of debt discounts and fees was approximately $4.7 million and $7.7 million less during the three and six months ended June 30, 2006, respectively, compared to the same periods of 2005. The amortization for the three and six months ended June 30, 2005 includes the amortization related to our 6.875% Senior Notes that were repaid in June 2005.

Equity in Net Income of Nonconsolidated Affiliates

The decrease in Equity in net income of nonconsolidated affiliates for the six months ended June 30, 2006 compared to the same period of 2005 is due to the recovery of approximately $6.9 million of equity losses during the first quarter of 2005.

Minority Interests in Earnings of Consolidated Affiliates

Minority interests in earnings of consolidated affiliates represent the share of net income or loss allocated to members or partners in our consolidated entities. As of June 30, 2006 and December 31, 2005, the number and average external ownership interest in these consolidated entities were as follows:

	As of June 30, 2006	As of December 31, 2005
Active consolidated affiliates	252	257
Average external ownership interest	33.7%	33.6%

Of our active consolidated affiliates at June 30, 2006 and December 31, 2005, approximately 79% of them are in our inpatient and surgery centers segments. Fluctuations in Minority interests in earnings of consolidated affiliates generally follow the same trends as our inpatient and surgery centers segments.

Loss from Continuing Operations Before Income Tax Expense

Our Loss from continuing operations before income tax expense (“pre-tax loss from continuing operations”) decreased for the three months ended June 30, 2006 compared to the same period of 2005 due primarily to the $18.6 million gain related to our interest rate swap and the management of operating expenses during this period of declining volumes.

Our pre-tax loss from continuing operations for the six months ended June 30, 2006 includes a $361.1 million Loss on early extinguishment of debt related to our recapitalization transactions in the first quarter of 2006. Our pre-tax loss from continuing operations for the six months ended June 30, 2005 includes a $215.0 million settlement associated with our securities litigation. If we exclude these items, our pre-tax loss from continuing operations for the six months ended June 30, 2006 is $71.5 million, and our pre-tax loss from continuing operations for the six months ended June 30, 2005 is $60.2 million, resulting in an increase of $11.3 million period over period. As discussed earlier in this Item, we recorded a $30.5 million net gain on lease termination during the six months ended June 30, 2005. Pre-tax loss from continuing operations for the six months ended June 30, 2006 includes a $14.8 million net gain on our interest rate swap and $12.9 million of gains related to Source Medical.

Provision for Income Tax Expense

We realized a $27.0 million income tax expense from continuing operations for the six months ended June 30, 2006 compared to a $20.4 million income tax expense for the same period of 2005. During the first quarter of 2006, we filed a request for a tax accounting method change which accelerated the amortization of certain indefinite-lived assets. This tax accounting method change gave rise to an additional difference between the book and tax bases of the assets effected and, accordingly, resulted in our recording an additional deferred tax liability and deferred tax expense of approximately $8.3 million related to these indefinite-lived assets during the six months ended June 30, 2006.

Adjusted Consolidated EBITDA

Management continues to believe that an understanding of Adjusted Consolidated EBITDA is an important measure of operating performance, leverage capacity, our ability to service our debt, and our ability to make capital expenditures.

We use Adjusted Consolidated EBITDA to assess our operating performance. We believe it is meaningful because it provides investors with a measure used by our internal decision makers for evaluating our business. Our internal decision makers believe Adjusted Consolidated EBITDA is a meaningful measure because it represents a transparent view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and perform benchmarking between segments. Additionally, our management believes the inclusion of professional fees associated with litigation, financial restructuring, government investigations, forensic accounting, creditor advisors, accounting reconstruction, audit and tax work associated with the reconstruction process, and non-ordinary course charges incurred after March 19, 2003 and related to our overall corporate restructuring (including matters related to internal controls) distort within EBITDA their ability to efficiently assess and view the core operating trends on a consolidated basis and within segments. Additionally, we use Adjusted Consolidated EBITDA as a significant criterion in our determination of performance-based cash bonuses and stock awards. We reconcile Adjusted Consolidated EBITDA to Net loss.

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

In general terms, the definition of Adjusted Consolidated EBITDA, per our Credit Agreement, allows us to add back to Adjusted Consolidated EBITDA all unusual non-cash items or non-recurring items. These items include, but may not be limited to, (1) expenses associated with government, class action, and related settlements, (2) fees, costs, and expenses related to our recapitalization transactions, (3) any losses from discontinued operations and closed locations, (4) charges in respect of professional fees for reconstruction and restatement of financial statements, including fees paid to outside professional firms for matters related to internal controls, and (5) compensation expenses recorded in accordance with FASB Statement No. 123(R).

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

Under our new Credit Agreement, our Adjusted Consolidated EBITDA for the three and six months ended June 30, 2006 and 2005 was as follows:

Reconciliation of Net Loss to Adjusted Consolidated EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands)
Net loss	$(42,436)	$(62,413)	$(477,574)	$(320,617)
Loss from discontinued operations	4,409	6,949	17,994	25,015
Provision for income tax expense	9,086	9,540	27,019	20,418
Gain on interest rate swap	(18,604)	—	(14,789)	—
(Gain) loss on sale of marketable securities	(55)	(21)	10	(21)
Interest income	(4,317)	(3,516)	(8,377)	(6,894)
Interest expense and amortization of debt discounts and fees	82,974	84,433	168,228	170,851
Loss on early extinguishment of debt	4,565	33	365,642	33
Professional fees—accounting, tax, and legal	27,996	28,981	76,632	80,370
Government, class action, and related settlements expense	17,186	—	17,313	215,000
Impairment charges	3,860	12,978	3,860	24,915
Net non-cash loss on disposal of assets	6,159	3,503	5,814	13,601
Depreciation and amortization	38,917	40,199	75,851	89,038
Compensation expense under FASB Statement No. 123(R)	3,757	—	8,035	—
Sarbanes-Oxley related costs	371	7,714	3,376	15,227
Restructuring activities under FASB Statement No. 146	2,077	5,584	3,245	7,238

Adjusted Consolidated EBITDA	$135,945	$133,964	$272,279	$334,174

Reconciliation of Adjusted Consolidated EBITDA to Net Cash Used In Operating Activities

	Six Months Ended June 30,
	2006	2005
	(In Thousands)
Adjusted Consolidated EBITDA	$272,279	$334,174
Professional fees—accounting, tax, and legal	(76,632)	(80,370)
Sarbanes-Oxley related costs	(3,376)	(15,227)
Interest expense and amortization of debt discounts and fees	(168,228)	(170,851)
Interest income	8,377	6,894
Provision for doubtful accounts	52,585	46,321
Net gain on disposal of assets	(7,919)	(1,296)
Amortization of debt issue costs, debt discounts, and fees	14,345	22,067
Amortization of restricted stock	2,201	868
Accretion of debt securities	(53)	—
(Gain) loss on sale of investments, excluding marketable securities	(1,953)	2,962
Equity in net income of nonconsolidated affiliates	(10,163)	(16,820)
Distributions from nonconsolidated affiliates	7,609	9,216
Minority interest in earnings of consolidated affiliates	57,217	57,057
Stock-based compensation	5,834	—
Compensation expense under FASB Statement No. 123(R)	(8,035)	—
Current portion of income tax provision	(10,865)	(12,464)
Restructuring charges under FASB Statement No. 146	(3,245)	(7,238)
Net cash settlement on interest rate swap	1,815	—
Other operating cash used in discontinued operations	(4,098)	(33,544)
Change in government, class action, and related settlements liability	(56,213)	(114,337)
Change in assets and liabilities, net of acquisitions*	(122,046)	(47,773)

Net Cash Used In Operating Activities*	$(50,564)	$(20,361)

*	See this Item, “Liquidity and Capital Resources—Sources and Uses of Cash,” for a discussion of changes in operating cash and assets and liabilities. The change during the six months ended June 30, 2006 includes the payment of accrued interest on our prior indebtedness that was extinguished as part of our recapitalization transactions discussed below.

Adjusted Consolidated EBITDA increased for the three months ended June 30, 2006 compared to the same period of 2005 as we were able to offset our declining Net operating revenues through expense management during the quarter. For the six months ended June 30, 2006, Adjusted Consolidated EBITDA decreased compared to the same period of 2005 due primarily to the decrease in Net operating revenues as a result of declining volumes and the net gain on lease termination recorded for the Greenery facilities during the six months ended June 30, 2005.

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

As part of the continued implementation of our strategic plan, management continues to evaluate the role of each segment and the services provided within each segment. Based on this evaluation, in the second quarter of 2006, our management realigned five electro-shock wave lithotripter units from our diagnostic segment to our corporate and other segment, as the services performed by these lithotripter units are not diagnostic services. We also realigned five occupational medicine centers from our corporate and other segment into our outpatient segment, as these centers provide therapy services that are consistent with other services provided by our outpatient segment. Prior periods have been reclassified to conform to this presentation.

Future changes to this organizational structure may result in changes to the reportable segments disclosed. For the three and six months ended June 30, 2006 and 2005, our results of operations by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands, Except Average Length of Stay)
Net operating revenues
Inpatient	$451,345	$459,098	$899,856	$934,996
Surgery Centers	191,261	197,985	384,213	403,581
Outpatient	85,682	98,479	175,217	201,170
Diagnostic	51,268	56,831	104,131	111,815
Corporate and Other	20,424	24,272	39,976	48,518

Operating earnings (loss)*
Inpatient	$95,517	$109,603	$194,406	$206,862
Surgery Centers	20,113	21,920	46,557	52,203
Outpatient	7,535	5,687	16,835	15,165
Diagnostic	(12,059)	1,024	(15,081)	5,648
Corporate and Other	(76,478)	(98,616)	(166,517)	(388,131)

Volumes
Inpatient
Discharges	26	27	52	54
Outpatient visits	374	436	755	873
Average length of stay	15 days	16 days	15 days	16 days
Surgery Centers
Cases	151	160	300	317
Outpatient
Visits	844	1,016	1,706	2,043
Diagnostic
Scans	170	184	346	366

*	Results of operations for each operating segment include divisional overhead, but exclude corporate overhead. All corporate overhead is included in our corporate and other segment. See Note 25, Segment Reporting, to the financial statements included in our 2005 Form 10-K for additional information. Operating earnings (loss) includes the effect of minority interests in earnings of consolidated affiliates and equity in the net income of nonconsolidated affiliates.

Inpatient

For the three months ended June 30, 2006 and 2005, our inpatient segment comprised approximately 57.3% and 56.1%, respectively, of consolidated Net operating revenues. For the six months ended June 30, 2006 and 2005, our inpatient segment comprised approximately 57.0% and 56.2%, respectively, of consolidated Net operating revenues.

During the second quarter of 2006 and in the weeks prior to the filing of this report, the following notable events occurred within our inpatient segment:

•	In April 2006, HealthSouth Ridge Lake Hospital, our 40-bed long term acute care hospital in Sarasota, Florida, received its license approval.

•	In June 2006, we opened HealthSouth Rehabilitation Hospital of Petersburg, a 40-bed rehabilitation facility in Petersburg, Virginia.

•	In August 2006, we signed a definitive agreement to sell Cedar Court Rehabilitation Hospital in Melbourne, Australia, and related assets (“Cedar Court”), to Epworth Foundation and ING Management Limited. The Cedar Court assets include a 74-bed rehabilitation hospital and outpatient center, a stand alone rehabilitation facility at the Oasis Leisure Center, and an occupational medicine rehabilitation therapy business. The transaction is still subject to customary closing conditions, including clearance under the Australian Competition and Consumer Commission, the Victorian Department of Human Services, and other regulatory approvals.

•	In August 2006, we also announced the signing of a letter of intent to partner with TMC HealthCare in Tucson, Arizona to provide rehabilitation services. Under the proposed agreement, HealthSouth Rehabilitation Institute of Tucson would provide rehabilitation and therapy services currently provided at El Dorado Hospital in Tucson and select TMC outpatient therapies.

•	The lease associated with Central Georgia Rehabilitation Hospital in Macon, Georgia will not be extended. This lease expires on September 30, 2006. This facility includes 58 rehabilitation beds and an outpatient rehabilitation satellite facility.

None of the above events or transactions, individually or in the aggregate, is expected to have a material impact on the results of operations, financial position, or cash flows of our inpatient segment or to HealthSouth on a consolidated basis.

In addition, on August 1, 2006, CMS released a final rule that updates the IRF-PPS for the federal fiscal year 2007 (which covers discharges occurring on or after October 1, 2006 and on or before September 30, 2007). Although the final rule includes an overall market basket update of 3.3%, this market basket update will be offset by a 2.6% reduction in standard payment rates. This coding reduction is in addition to the 1.9% reduction implemented in federal fiscal year 2006. We estimate that the final rule will increase our inpatient segment’s net Medicare revenues by approximately $5 million per quarter for federal fiscal year 2007 as compared to federal fiscal year 2006.

Net Operating Revenues

Our inpatient segment’s Net operating revenues for the three months ended June 30, 2006 were 1.7% lower than the comparable period of 2005. The decrease was primarily due to a reduction of non-compliant case volumes. Discharges were approximately 3.7% lower than the same period of 2005 due to the continued phase-in of the 75% Rule. Our inpatient segment also experienced a 14.2% decrease in outpatient volumes due to the decrease in our inpatient volumes, changes in patient-program mix, shortages in therapy staffing, and continued competition from physicians offering physical therapy services within their own offices. Certain regulatory pricing changes implemented as of October 1, 2005 also negatively impacted Net operating revenues for the quarter. These changes are discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition, “Segment Results of Operations—Inpatient,” to our 2005 Form 10-K. However, we were able to mitigate a portion of these unit price reductions by achieving an approximate 4.8% compliant case growth during the three months ended June 30, 2006 compared to the same period of 2005. This compliant case growth also increased the acuity of our patients quarter over quarter.

Our inpatient segment’s Net operating revenues for the six months ended June 30, 2006 were 3.8% lower than the comparable period of 2005. The decrease was primarily due to a reduction of non-compliant case volumes. Discharges were approximately 3.7% lower than the same period of 2005 due to the continued phase-in of the 75% Rule. Our inpatient segment also experienced a 13.5% decrease in outpatient volumes due to the reasons described above for the three months ended June 30, 2006. The regulatory pricing changes mentioned above also negatively impacted the results for the six months ended June 30, 2006 compared to the same period of 2005. During the six months ended June 30, 2006, we achieved compliant case growth of approximately 5.8% to mitigate a portion of these unit price reductions.

Operating Earnings

Operating earnings of our inpatient segment decreased quarter over quarter due to continued volume decline as well as increased labor and supply costs without a proportionate increase in pricing. As discussed earlier in this Item, the increased acuity of our patients results in increased labor and supply costs during this period of declining unit pricing within our inpatient segment. Operating earnings for the three months ended June 30, 2006 also include a $4.1 million net loss on asset disposals compared to a $3.7 million net gain on asset disposals during the same period of 2005.

Operating earnings of our inpatient segment also decreased for the six months ended June 30, 2006 when compared to the comparable period of 2005 due primarily to the declining volumes and lack of proportionate increase in pricing compared to expenses being incurred, as discussed above.

Our inpatient facilities are currently operating at the applicable minimum qualifying patient mix threshold under the 75% Rule. During the second half of 2006, due in large part to our continued compliance with the 75% Rule, our inpatient segment’s results of operations will continue to be negatively impacted as compared to the same periods of 2005. During the third quarter of 2006, the segment will also continue to be negatively impacted by the unit price reductions resulting from IRF-PPS changes that became effective October 1, 2005. To combat these issues, we will continue to aggressively attempt to mitigate the impact of the 75% Rule by focusing our marketing efforts on compliant cases, managing our expenses by standardizing our labor and supply practices, and developing new post-acute services that are complementary to our IRFs.

Surgery Centers

Net Operating Revenues

Net operating revenues for the three months ended June 30, 2006 were $6.7 million, or 3.4%, lower than the comparable period of 2005. Approximately $4.0 million of the decrease was due to three surgery centers that became equity method investments rather than consolidated entities after the second quarter of 2005. The remainder of the decrease was primarily due to seven facility closures, quarter over quarter, which did not qualify as discontinued operations, as well as market competition and physician turnover.

Net operating revenues for the six months ended June 30, 2006 were $19.4 million, or 4.8%, lower than the comparable period of 2005. Approximately $9.5 million of the decrease is due to four surgery centers that became equity method investments rather than consolidated entities during the applicable period. An additional $4.2 million of the decrease is due to seven facility closures that occurred after July 1, 2005 that did not qualify as discontinued operations. The remaining decrease resulted from market competition and physician turnover.

Operating Earnings

Operating earnings for the three and six months ended June 30, 2006 include approximately $1.6 million of long-lived asset impairment charges. Facility closings and facilities experiencing negative cash flows from operations resulted in the segment recognizing an impairment charge. We determined the fair value of the impaired long-lived assets based on the assets’ estimated fair value using valuation techniques that included discounted cash flows and third-party appraisals. A similar charge of approximately $0.2 million is included in the segment’s operating earnings for the six months ended June 30, 2005.

Operating earnings for the three and six months ended June 30, 2006 decreased due to the declining volumes discussed above. However, excluding the impairment charges discussed above, operating earnings as a percent of Net operating revenues increased slightly from 11.1% to 11.3% during the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, operating earnings as a percent of Net operating revenues, excluding impairment charges, were 12.5% and 13.0%, respectively. Operating earnings for the six months ended June 30, 2005 include the recovery of equity losses from nonconsolidated affiliates.

Our focus within our surgery centers segment continues to be on increasing volumes and continuing our resyndication activities. Consistent with the results of operations for the second quarter of 2006, we expect to continue to see margin expansion through labor and supply cost management initiatives, including the standardization of non-physician preference items. However, this margin expansion could be impacted by an increase in minority interests as we continue our resyndication efforts.

On August 8, 2006, CMS issued a proposed rule that would substantially change Medicare reimbursement for ASC procedures. The proposed rule would revise ASC payment rates to be based on 221 Ambulatory Payment Classifications currently used to categorize procedures under the hospital outpatient prospective payment system (“OPPS”) and would tentatively set calendar year 2008 ASC payment rates at 62% of applicable OPPS payment rates. Beginning in 2010, the ASC conversion factor would be updated by the consumer price index for urban consumers. The proposed rule would also expand the list of ASC approved procedures by 14 effective January 1, 2007 and, beginning in 2008 with the implementation of the revised ASC payment system, would expand the approved list of ASC procedures to include all surgical procedures other than those that pose a significant safety risk or generally require an overnight stay. For procedures commonly performed in physicians’ offices, the proposed rule would limit ASC payments to the lesser of the non-facility practice expense payment under the Medicare Physician Fee Schedule or the new ASC payment rates for those procedures.

The proposed rule would also implement a provision of the Deficit Reduction Act of 2005 that caps payment for ASC procedures in 2007 to the lesser of the ASC or OPPS payment rate.

CMS proposes to phase in the new payment system over two years. While difficult to predict, we believe these proposed changes could have a neutral to positive impact on our surgery centers segment’s Net operating revenues once the new system is in place, depending upon the rule’s overall effect on unit pricing and our ability to realize increased case volume as the list of approved ASC procedures is expanded. However, the proposed rule has not been finalized and we cannot provide any assurance that the rule will be finalized in its current form or that the rule, if finalized in its current form, will have the impact we predict. If the final rule results in a downward adjustment to ASC reimbursement rates or limits the expansion of covered surgical procedures, it could have a material adverse effect on our business, financial position, results of operations, and cash flows. We are working with a coalition of ASC companies and associations to provide data to CMS supporting a number of modifications to the proposed rule. We believe that the current proposal misses an opportunity to achieve additional long-term savings in Medicare outpatient surgery costs by establishing a more appropriate payment balance among hospital outpatient departments, ASCs, and physician offices.

Outpatient

Net Operating Revenues

Patient visits to our outpatient facilities for the three and six months ended June 30, 2006 were 16.9% and 16.5%, respectively, lower than the comparable periods of 2005. This decreased volume negatively impacted Net operating revenues by approximately $15.9 million during the three months ended June 30, 2006 and approximately $31.6 million during the six months ended June 30, 2006. Management attributes the volume decline in each period to continued competition from physician-owned physical therapy sites, the nationwide physical therapist shortage, closures of underperforming facilities in 2005, and the annual per-beneficiary limitations on Medicare outpatient therapy services that became effective on January 1, 2006.

In both the three and six months ended June 30, 2006, our outpatient segment was able to offset the negative revenue impact of declining volumes by achieving higher net patient revenue per visit due to its examination and elimination of managed care contracts with low reimbursement rates and an increase in manual therapy services.

Operating Earnings

Operating earnings for the three and six months ended June 30, 2006 showed improvement in terms of dollars and as a percent of Net operating revenues. These increases reflect our outpatient segment’s efforts to control expenses while implementing marketing objectives that should increase visits and market share during 2006.

In July 2006, we closed a transaction to acquire the assets of Hurrle Orthopaedic Physical Therapy, P.C. (“Hurrle”). This transaction gave HealthSouth ownership of Hurrle’s seven outpatient physical therapy facilities in the Indianapolis, Indiana area. The centers provide a number of outpatient rehabilitation services including physical therapy, sports medicine, and occupational therapy. In connection with this acquisition, we entered into noncompete agreements with the former owners and key employees of Hurrle. We also assumed certain facility operating leases as part of the acquisition. We will account for this acquisition under the purchase method of accounting and will report the results of operations for each of these acquired centers from the date of acquisition as part of our outpatient segment. The results of operations of these acquired centers and assets are not material to our outpatient segment or to HealthSouth on a consolidated basis.

Our facility rationalization and marketing initiatives within our outpatient segment are beginning to improve the segment’s operating results. However, we expect to continue to be negatively impacted by continued competition from physician-owned physical therapy sites and the annual per-beneficiary limitations on Medicare outpatient therapy services. The extent of the impact of these limitations will depend on both the administration of the medical necessity exception process by the Centers for Medicare & Medicaid Services and the response of possible deferral of therapy treatment by patients subject to the therapy caps. For additional information regarding these limits, see Item 1, Business, “Sources of Revenues,” to our 2005 Form 10-K.

Diagnostic

Net Operating Revenues

Net operating revenues for the three and six months ended June 30, 2006 decreased by 9.8% and 6.9%, respectively, over the comparable periods in 2005. These declines are attributable to lower scan volumes and, to a lesser extent, a shift in case mix to lower paying modalities relative to comparable periods in 2005. The segment’s volume declines are primarily attributable to competition from physician-owned diagnostic centers and the closure of underperforming facilities during the latter part of 2005 and the first half of 2006 that did not qualify as discontinued operations.

Operating (Loss) Earnings

Operating earnings of our diagnostic segment decreased for the three and six months ended June 30, 2006 due to declining volumes and an increase in operating expenses caused by non-capitalizable implementation charges related to a new enterprise information technology system, increased professional fees associated with the outsourcing of collection activities, and the repairs and maintenance of equipment. In addition, approximately $5.2 million of the decrease in the six months ended June 30, 2006 is due to a reassessment of our Refunds due patients and other third-party payors liability in 2005 to update for allocations to various state jurisdictions and other payors. This change in estimate reduced our Refunds due patients and other third-party payors liability for our diagnostic segment by approximately $5.2 million in the first quarter of 2005, thereby reducing our expenses. Operating loss for the three and six months ended June 30, 2006 also includes a $2.0 million loss on disposal of assets. In addition, facility closings and facilities experiencing negative cash flow from operations resulted in the segment recognizing a $2.0 million impairment charge related to long-lived assets during the second quarter of 2006. We determined the fair value of the impaired long-lived assets at a facility primarily based on the assets’ estimated fair value using valuation techniques that included discounted future cash flows and third-party appraisals.

This segment’s new management team is focusing its efforts to increase scan volumes by expanding our relationships with new referral sources and installing new equipment at select facilities. We are also evaluating our portfolio of facilities, particularly those that are underperforming. We will continue the implementation of a new enterprise information technology system that will provide a fully-integrated information technology solution for the division, including remote picture archiving communication systems that allow for the remote reading of scans performed by our centers and enhanced management information reporting. We believe the implementation of this system will also improve our collection activities. While these actions should result in improvement in the segment’s operating results, we anticipate that our operating performance over the next two quarters will be impacted by the non-recurring costs associated with these changes.

Corporate and Other

Net Operating Revenues

Changes in Net operating revenues from period to period primarily relate to changes in earned premiums of HCS, Ltd., a wholly owned subsidiary that handles medical malpractice, workers’ compensation, and other claims for HealthSouth. These revenues eliminate in consolidation.

Operating Loss

For the three months ended June 30, 2006, the decrease in the operating loss for our corporate and other segment when compared to the same period of 2005 was due primarily to a decrease in consulting fees for strategic planning and other projects, a decrease in impairment charges, a decrease in insurance costs, and receipt of fully reserved notes receivable from Source Medical offset by an increase in Government, class action, and related settlements expense. In the second quarter of 2005, we incurred an impairment charge of approximately $13.0 million, primarily related to our Digital Hospital. The impairment of the Digital Hospital was determined using a weighted average fair value approach that considered a 2003 appraisal of the property and other potential scenarios. This segment’s operating loss for the second quarter of 2006 includes a $6.9 million gain related to payment of a fully reserved note receivable from Source Medical, as discussed in Note 3, Investment in and Advances to Nonconsolidated Affiliates, to our accompanying condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited). The corporate and other segment’s operating loss for the second quarter of 2006 also includes approximately $16.7 million under the caption Government, class action, and related settlements expense. This amount includes $3.0 million related to the non-prosecution agreement reached with the DOJ, $10.7 million related to ongoing settlement discussions with our subsidiary partnerships, and $3.0 million related to ongoing settlement discussions relating to qui tam claims, as discussed earlier in this Item, “Consolidated Results of Operations.”

Our operating loss for the corporate and other segment decreased for the six months ended June 30, 2006 when compared to the same period of 2005 due primarily to the securities litigation settlement discussed in Note 10, Settlements, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report. The results for the six months ended June 30, 2005 also include $23.5 million of long-lived asset impairment charges, including the Digital Hospital discussed above. We determined the fair value of the impaired long-lived assets based on the assets’ estimated fair value using valuation techniques that included discounted future cash flows and third-party appraisals. As discussed above in this Item, “Consolidated Results of Operations,” this segment’s results of operations for the six months ended June 30, 2005 also include a $30.5 million net gain resulting from the lease termination of the Greenery facilities. This segment’s operating loss for the six months ended June 30, 2006 includes the removal of the $6.0 million liability related to Source Medical and the repayment of the $6.9 million note receivable from Source Medical, as discussed above and in Note 3, Investment in and Advances to Nonconsolidated Affiliates, to our accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited).

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

Results of Discontinued Operations

During the three months ended June 30, 2006, we identified one entity within our inpatient segment, four surgery centers, thirteen outpatient rehabilitation facilities, and three diagnostic centers that met the requirements of FASB Statement No. 144 to report as discontinued operations. During the six months ended June 30, 2006, we identified one entity within our inpatient segment, four surgery centers, twenty outpatient rehabilitation facilities, three diagnostic centers, and one other facility that met the requirements of FASB Statement No. 144 to report as discontinued operations. For the facilities identified during these periods that met the requirements of FASB Statement No. 144 to report as discontinued operations, we reclassified our condensed consolidated balance sheet as of December 31, 2005, presented our condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2005, and presented our statement of cash flows for the six months ended June 30, 2005 to show the results of those facilities as discontinued operations.

The operating results of discontinued operations, by operating segment and in total, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands)
Inpatient:
Net operating revenues	$194	$225	$338	$491
Costs and expenses	546	611	1,074	1,396
Impairments	1,836	—	1,836	—

Loss from discontinued operations	(2,188)	(386)	(2,572)	(905)
Gain on disposal of assets of discontinued operations	—	—	69	362
Income tax expense	—	—	—	—

Loss from discontinued operations	$(2,188)	$(386)	$(2,503)	$(543)

Surgery Centers:
Net operating revenues	$496	$8,344	$2,136	$18,107
Costs and expenses	1,982	10,481	4,156	23,393
Impairments	—	—	—	—

Loss from discontinued operations	(1,486)	(2,137)	(2,020)	(5,286)
Gain on disposal of assets of discontinued operations	960	3,125	6,389	2,860
Income tax expense	—	—	—	—

(Loss) income from discontinued operations	$(526)	$988	$4,369	$(2,426)

Outpatient:
Net operating revenues	$537	$5,041	$965	$11,157
Costs and expenses	693	6,246	1,758	13,205
Impairments	—	—	—	—

Loss from discontinued operations	(156)	(1,205)	(793)	(2,048)
Gain (loss) on disposal of assets of discontinued operations	8	(13)	(266)	455
Income tax expense	—	—	—	—

Loss from discontinued operations	$(148)	$(1,218)	$(1,059)	$(1,593)

Diagnostic:
Net operating revenues	$311	$1,212	$828	$3,182
Costs and expenses	944	2,094	2,142	4,951
Impairments	434	—	958	—

Loss from discontinued operations	(1,067)	(882)	(2,272)	(1,769)
(Loss) gain on disposal of assets of discontinued operations	(55)	(162)	(431)	587
Income tax expense	—	—	—	—

Loss from discontinued operations	$(1,122)	$(1,044)	$(2,703)	$(1,182)

Corporate and Other:
Net operating revenues	$3,572	$22,192	$14,216	$56,070
Costs and expenses	3,996	27,567	23,008	69,009
Impairments	—	—	—	6,589

Loss from discontinued operations	(424)	(5,375)	(8,792)	(19,528)
(Loss) gain on disposal of assets of discontinued operations	(1)	86	(7,306)	257
Income tax expense	—	—	—	—

Loss from discontinued operations	$(425)	$(5,289)	$(16,098)	$(19,271)

Total:
Net operating revenues	$5,110	$37,014	$18,483	$89,007
Costs and expenses	8,161	46,999	32,138	111,954
Impairments	2,270	—	2,794	6,589

Loss from discontinued operations	(5,321)	(9,985)	(16,449)	(29,536)
Gain (loss) on disposal of assets of discontinued operations	912	3,036	(1,545)	4,521
Income tax expense	—	—	—	—

Loss from discontinued operations	$(4,409)	$(6,949)	$(17,994)	$(25,015)

Inpatient. During the second quarter of 2006, our inpatient segment identified one entity as a discontinued operation. We recorded an impairment charge of $1.8 million during the three months ended June 30, 2006 based on the difference between the expected sales price and the net book value of this entity.

Our inpatient segment did not identify any other facilities as discontinued operations in 2005 or 2006. Costs and expenses during these periods primarily reflect run-off costs associated with facilities identified in prior periods. Net operating revenues reflect rental income related to the entity discussed above.

Surgery Centers. During the three and six months ended June 30, 2006, four surgery centers were identified as discontinued operations. Fourteen surgery centers were identified as discontinued operations throughout 2005. Both the decline in net operating revenues and the decline in costs and expenses in each period were due to the timing of the sale or closure of these facilities.

The net gain on asset disposals for the three months ended June 30, 2006 primarily relates to a net gain of $1.5 million related to the sale of one of our Florida surgery centers offset by a $0.5 million net loss on the sale of one of our surgery centers in Pennsylvania. For the six months ended June 30, 2006, the net gain on asset disposals also includes an approximate $5.4 million gain recorded on the sale of three facilities located in Tennessee and Florida during the first quarter of 2006. The net gain on asset disposals for the three and six months ended June 30, 2005 primarily relate to gains recorded on the sale of two surgery centers in Arizona and one in Florida.

Outpatient. Our outpatient segment identified thirteen facilities as discontinued operations during the three months ended June 30, 2006 and identified a total of twenty facilities as discontinued operations during the six months ended June 30, 2006. During 2005, our outpatient segment identified 185 facilities as discontinued operations. The timing of the closure of these facilities drove the change in net operating revenues and costs and expenses in each period.

Diagnostic. Our diagnostic segment identified three facilities as discontinued operations during the three and six months ended June 30, 2006. During 2005, our diagnostic segment identified seven facilities as discontinued operations. The timing of the closure of these facilities drove the change in net operating revenues and costs and expenses in each period.

Corporate and Other. During the six months ended June 30, 2006, our corporate and other segment identified one facility as discontinued operations. During 2005, our corporate and other segment identified eleven facilities as discontinued operations.

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

The change in net operating revenues and costs and expenses between the two comparable periods in 2006 and 2005 relates primarily to the performance and eventual sale of the Birmingham Medical Center. The $6.6 million impairment charge in the six months ended June 30, 2005 primarily relates to an impairment charge for a closed medical center. The $7.3 million net loss on asset disposals in the six months ended June 30, 2006 was the result of our sale of the Birmingham Medical Center and lease termination fees associated with certain properties adjacent to the Birmingham Medical Center. See Note 7, Discontinued Operations, to our accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), for additional information.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, cash from operations, and our revolving credit agreement.

Sources and Uses of Cash

Our primary sources of funding are cash flows from operations, borrowings under long-term debt agreements, and sales of limited partnership interests. The following chart shows the cash flows provided by or used in operating, investing, and financing activities for the six months ended June 30, 2006 and 2005, as well as the effect of exchange rates for those same periods:

	Six Months Ended June 30,
	2006	2005
	(In Thousands)
Net cash used in operating activities	$(50,564)	$(20,361)
Net cash provided by (used in) investing activities	33,587	(24,725)
Net cash used in financing activities	(105,575)	(131,973)
Effect of exchange rate changes on cash and cash equivalents	(123)	(314)

Decrease in cash and cash equivalents	$(122,675)	$(177,373)

Operating activities. Net cash used in operating activities increased for the six months ended June 30, 2006 compared to the same period of 2005 primarily because of volume declines, as discussed above. As shown by the following chart, additional changes in net cash used in operating activities resulted from the timing of certain disbursements, including government settlements, interest, payroll, and other accruals, including professional fees:

	Six Months Ended June 30,
	2006	2005
	(In Thousands)
Net cash used in operating activities	$(50,564)	$(20,361)
Change in government, class action, and related settlements	56,213	114,337

Net cash provided by operating activities, excluding government, class action and related settlements	5,649	93,976
Period over period increase in:
Interest	25,760	N/A
Payroll	18,422	N/A
Other accrued expenses, including professional fees	41,331	N/A

	$91,162	$93,976

Investing activities. Net cash provided by investing activities increased for the six months ended June 30, 2006 when compared to the same period of 2005 due primarily to proceeds from asset disposals, including the disposal of assets for facilities that qualify as discontinued operations, and proceeds from the sale or maturity of marketable securities. These marketable securities were sold to pay financing fees associated with our recapitalization transactions discussed below. Capital expenditures were also $9.2 million less during the six months ended June 30, 2006 compared to the same period of 2005.

Financing activities. The decrease in net cash used in financing activities for the six months ended June 30, 2006 compared to the same period of 2005 is due to the recapitalization transactions and private offering of senior notes discussed below. As a result of these transactions, net payments on debt, including capital lease obligations, increased by approximately $271.6 million for the six months ended June 30, 2006. We also paid approximately $59.8 million more in debt issuance costs during the six months ended June 30, 2006 over the same period of 2005 due to these transactions. These increased payments were offset by approximately $387.4 million in net proceeds from the issuance of convertible perpetual preferred stock, as discussed below.

Current Liquidity and Capital Resources

As of June 30, 2006, we had approximately $53.9 million in cash and cash equivalents. This amount excludes approximately $176.2 million in restricted cash and $51.5 million of restricted marketable securities, which are assets we cannot use because of various obligations we have under lending agreements, partnership agreements, and other arrangements, primarily related to our captive insurance company. As of December 31, 2005, we had approximately $175.6 million in cash and cash equivalents, $242.5 million in restricted cash, and $23.8 million of non-restricted marketable securities.

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

The Recapitalization Transactions included (1) entering into credit facilities that provide for extensions of credit of up to $2.55 billion of senior secured financing, (2) entering into an interim loan agreement that provided us with $1.0 billion of senior unsecured financing, (3) completing a $400 million offering of convertible perpetual preferred stock, (4) completing cash tender offers to purchase $2.03 billion of our previously outstanding senior notes and $319 million of our previously outstanding senior subordinated notes and consent solicitations with respect to proposed amendments to the indentures governing each outstanding series of notes, and (5) prepaying and terminating our Senior Subordinated Credit Agreement, our Amended and Restated Credit Agreement, and our Term Loan Agreement. In order to complete the Recapitalization Transactions, we also entered into amendments, waivers, and consents to our prior senior secured credit facility, $200 million senior unsecured term loan agreement, and $355 million senior subordinated credit agreement. Detailed descriptions of each of the above transactions are contained in Item 1, Business, “Recapitalization Transactions,” of our 2005 Form 10-K and Note 4, Long-term Debt, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

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

In June 2006, we repaid our Interim Loan Agreement using cash on hand and the proceeds from a private offering of $1.0 billion aggregate principal amount of senior notes, which included $375 million in aggregate principal amount of floating rate senior notes due 2014 (the “Floating Rate Notes”) at par and $625 million aggregate principal amount of 10.750% senior notes due 2016 at 98.505% of par. The Floating Rate Notes will bear interest at a per annum rate equal to LIBOR plus 6.0%. For additional information regarding this transaction, see Note 4, Long-term Debt, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

The face value of our long-term debt (excluding notes payable to banks and others, noncompete agreements, and capital lease obligations) before and after the transactions described above is summarized in the following table:

	As of June 30, 2006	As of December 31, 2005
	(In Thousands)
Revolving credit facility	$50,000	$—
Term loans	2,050,000	513,425
Bonds payable	1,063,153	2,720,907

	$3,163,153	$3,234,332

The following charts show our scheduled payments on long-term debt (excluding notes payable to banks and others, noncompete agreements, and capital lease obligations) as of December 31, 2005 (before the Recapitalization Transactions and private offering of senior notes) and as of June 30, 2006 (after the Recapitalization Transactions and private offering of senior notes) for the next five years (including 2006) and thereafter. The charts also exclude the convertible perpetual preferred stock.

As noted above, we have negotiated new debt covenants as part of the Recapitalization Transactions. These covenants include higher leverage ratios and lower interest coverage ratios. The following chart shows a comparison of these two restrictive covenants as of June 30, 2006 under our former Amended and Restated Credit Agreement and our new Credit Agreement:

Required Ratios at June 30, 2006
	New Senior Credit Facility	Former Amended and Restated Credit Agreement
Minimum interest coverage ratio	1.65 to 1.00	2.00 to 1.00
Maximum leverage ratio	7.25 to 1.00	5.50 to 1.00

Funding Commitments

After the above Recapitalization Transactions and private offering of senior notes, we have scheduled payments of $36.2 million and $44.5 million in the remainder of 2006 and 2007, respectively, related to long-term debt obligations (including notes payable to banks and others, noncompete agreements, and capital lease obligations). For additional information about our long-term debt obligations, see Note 4, Long-term Debt, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

We also have funding commitments related to legal settlements. As a result of the Medicare Program Settlement discussed in Item 1, Business, to our 2005 Form 10-K, we made principal payments of approximately $196.3 million to the United States during 2005 and the six months ended June 30, 2006. The remaining principal balance of $128.7 million will be paid in quarterly installments throughout the remainder of 2006 and 2007. These amounts are exclusive of interest from November 4, 2004 at an annual rate of 4.125%. In addition to the Medicare Program Settlement, we reached an agreement with the SEC to resolve claims brought by the SEC against us in March 2003. As a result of the SEC Settlement, we made a $12.5 million payment to the SEC in October 2005 and a $12.5 million payment in April 2006. We will make payments of $25 million and $50 million in the remainder of 2006 and 2007, respectively.

During the six months ended June 30, 2006, we made capital expenditures of approximately $43.2 million. Total amounts budgeted for capital expenditures for 2006 approximate $147 million. These expenditures include IT initiatives, new business opportunities, and equipment upgrades and purchases. Approximately 50% of this budgeted amount is discretionary and could be revised, if necessary.

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

On June 30, 2006, we were liable for guarantees of indebtedness owed by third parties in the amount of $25.9 million. We have recognized that amount as a liability as of June 30, 2006 because of existing defaults by the third parties under those guarantees.

We are also secondarily liable for certain lease obligations associated with sold facilities. As of June 30, 2006, we had entered into five such sublease guarantee arrangements. The remaining terms of these subleases range from six months to eight years. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximates $12.6 million. We have not recorded a liability for these guarantees, as we do not believe it is probable that we will be required to perform under these agreements. In the event we are required to perform under these guarantees, we could potentially have recourse against the sublessee for recovery of any amounts paid. For additional information regarding these guarantees, see Note 2, Guarantees, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

As of June 30, 2006, we were not directly liable for the debt of any unconsolidated entity, and we do not have any retained or contingent interest in assets as defined above.

As of June 30, 2006, we hold one derivative financial instrument, as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In March 2006, we entered into an interest rate swap related to our new Credit Agreement, as discussed in Note 4, Long-term Debt, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2006, we are not involved in any unconsolidated SPE transactions.

Contractual Obligations

Our consolidated contractual obligations as of June 30, 2006 are as follows:

	Total	July 1, 2006 through December 31, 2006	2007 - 2008	2009 - 2010	2011 and Thereafter
	(In Thousands)
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations(a)	$3,109,397	$27,041	$86,192	$44,769	$2,951,395
Revolving credit facility	50,000	—	—	—	50,000
Interest on long-term debt(b)	2,183,369	147,042	580,012	565,745	890,570
Capital lease obligations(c)	245,358	15,174	59,224	53,215	117,745
Operating lease obligations(d)(e)(f)	461,931	53,147	163,304	93,240	152,240
Purchase obligations(f)(g)	132,308	48,287	54,344	6,184	23,493
Other long-term liabilities:
Government settlements, including interest when applicable	208,536	69,512	139,024	—	—
Other liabilities(h)	4,419	777	467	444	2,731

(a)	Included in long-term debt are amounts owed on our bonds payable, notes payable to banks and others, and noncompete agreements. These borrowings are further explained in Note 8, Long-term Debt, of the notes to our consolidated financial statements included in our 2005 Form 10-K.
(b)

Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of June 30, 2006. Interest related to capital lease obligations is excluded from this line. Amounts exclude amortization of debt discount, amortization of loans fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations. Amounts also exclude the impact of our interest rate swap.

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

Since the filing of our 2005 Form 10-K, we have adopted one additional critical accounting policy due to the adoption of FASB Statement No. 123(R) on January 1, 2006. FASB Statement No. 123(R) requires all share-based payments, including grants of stock options, to be recognized in the financial statements based on their fair value. The fair value is estimated at the date of grant using a Black-Scholes option pricing model with weighted-average assumptions for the activity under our stock plans. Option pricing model assumptions such as expected term, expected volatility, risk-free interest rate, and expected dividends, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on or determined from external data and other assumptions may be derived from our historical experience with share-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment based on relevant facts and circumstances.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FASB Statement No. 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FASB Interpretation No. 48 clarifies the application of FASB Statement No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements. Additionally, FASB Interpretation No. 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

FASB Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. Early adoption is permitted as of the beginning of a company’s fiscal year, provided the company has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. As we do not meet the requirements for early adoption, we will adopt FASB Interpretation No. 48 on January 1, 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to Accumulated deficit as of January 1, 2007. We are currently evaluating the potential impact of FASB Interpretation No. 48 on our financial position, results of operations, and cash flows.

Since the filing of our 2005 Form 10-K, we do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows. For additional information regarding recent accounting pronouncements, please see Note 1, Basis of Presentation, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

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

•	uncertainties and factors discussed elsewhere in this Form 10-Q, in our other filings with the SEC, or in materials incorporated therein by reference;

•	the outcome of continuing investigations by the DOJ and other governmental agencies regarding our financial reporting and related activity;

•	the final resolution of pending litigation filed against us, including class action litigation alleging violations of federal securities laws by us;

•	our ability to successfully remediate our internal control weaknesses;

•	changes or delays in or suspension of reimbursement for our services by governmental or private payors;

•	changes in the regulations of the health care industry at either or both of the federal and state levels;

•	changes in reimbursement for health care services we provide;

•	competitive pressures in the health care industry and our response to those pressures;

•	our ability to obtain and retain favorable arrangements with third-party payors;

•	our ability to attract and retain nurses, therapists, and other health care professionals in a highly competitive environment with often severe staffing shortages; and

•	general conditions in the economy and capital markets.

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

Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net fair value of our fixed rate debt but has no impact on interest expense or cash flows. Interest rate changes on variable rate debt impacts the interest expense and cash flows, but does not impact the net fair value of the underlying debt instruments. Our fixed and variable rate debt as of June 30, 2006 is shown in the following table:

	As of June 30, 2006
	Carrying Amount	% of Total	Estimated Fair Value	% of Total
	(In Thousands)
Fixed rate debt	$678,741	21.5%	$664,743	21.2%
Variable rate debt	2,475,000	78.5%	2,471,541	78.8%

Total long-term debt	$3,153,741	100.0%	$3,136,284	100.0%

As discussed in more detail in Note 4, Long-term Debt, to our accompanying condensed consolidated financial statements in Part I, Item 1, Financial Statements (Unaudited), in March 2006, we entered into an interest rate swap to effectively convert the floating rate of our Credit Agreement to a fixed rate in order to limit our exposure to variability in interest payments caused by changes in LIBOR. Under the interest rate swap agreement, we pay a fixed rate of 5.2% on $2.0 billion of variable rate debt, while the counterparties to the interest rate swap agreement pay a floating rate based on 3-month LIBOR. As of June 30, 2006, the fair market value of our interest rate swap approximated $16.5 million.

Based on the variable rate of our debt as of June 30, 2006 and inclusive of the impact of the conversion of $2.0 billion of our variable rate debt to a fixed rate via an interest rate swap, a 1% increase in interest rates would result in an additional $4.8 million in interest expense per year, while a 1% decrease in interest rates would reduce interest expense per year by $4.8 million. A 1% increase in interest rates would result in an approximate $35.3 million decrease in the estimated net fair value of our fixed rate debt, and a 1% decrease in interest rates would result in an approximate $36.9 million increase in its estimated net fair value.

Foreign operations, and the related market risks associated with foreign currencies, are currently, and have been, insignificant to our financial position, results of operations, and cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. This conclusion was based on the fact that the material weaknesses that existed as of December 31, 2005 (as disclosed in our 2005 Form 10-K) were still present at June 30, 2006.

We have undertaken a number of procedures and instituted controls to help ensure the proper collection, evaluation and disclosure of the information included in our financial statements. We have implemented additional analytical tools and verification procedures to address these weaknesses. As a result, we believe that the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects.

Changes in Internal Control Over Financial Reporting

There have been no material changes in internal control over financial reporting during the quarter ended June 30, 2006. We have engaged in, and are continuing to engage in, substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to substantially all areas of our financial statements and disclosures. These remediation efforts are expected to continue throughout 2006 and beyond. We have established a project management office to coordinate all aspects of our remediation program, including the development of detailed plans to eliminate our material weaknesses in internal control over financial reporting and the monitoring of our progress in completing these plans. Our Audit Committee has provided and will continue to provide oversight and review of our initiatives to remediate material weaknesses in our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information relating to certain legal proceedings in which we are involved is included in Note 10, Settlements, and Note 11, Contingencies, to the condensed consolidated financial statements contained in Part I, Item 1 of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our 2005 Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

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

We may be unable to successfully consummate transactions related to our strategic repositioning and, if consummated, the implementation of such transactions could adversely affect us.

On August 14, 2006, we announced that we would explore a range of strategic alternatives to enhance stockholder value and to reposition our focus on the post-acute care sector. These strategic alternatives include, but are not limited to, the spin-off, sale or other disposition of our surgery centers and outpatient rehabilitation divisions, together with our previously announced determination with respect to our diagnostic division. We may be unable to identify and consummate transactions to implement such strategy on appropriate terms, and such failure could have a material adverse effect on our ability to reposition our focus on the post-acute care sector. A change in the economy, industry or financial markets could adversely impact our ability to consummate such transactions. Moreover, if such transactions are consummated, we will need to adapt to the change in our focus in an efficient and cost-effective manner without disruption to our remaining operations. Our failure to implement such changes effectively could have a material adverse effect on our business, financial position, results of operations, and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2006 Annual Meeting of Stockholders on May 18, 2006. At the annual meeting, the stockholders voted on the election of all nine members of our board of directors. The voting results at the annual meeting were as follows:

Proposal One, election of directors, which passed:

Name of Nominee	Votes For	Votes Withheld
Edward A. Blechschmidt	390,770,490	2,635,995
Donald L. Correll	386,543,155	6,863,330
Yvonne M. Curl	384,345,880	9,060,605
Charles M. Elson	390,484,766	2,921,719
Jay Grinney	383,715,465	9,691,020
Jon F. Hanson	386,549,763	6,856,722
Leo I. Higdon, Jr.	390,448,323	2,958,162
John E. Maupin, Jr.	384,400,435	9,006,050
L. Edward Shaw, Jr.	384,939,724	8,466,761

Item 5. Other Events

On June 21, 2006, we announced the resignation of Gregory L. Doody from his positions as Executive Vice President, General Counsel, and Secretary of HealthSouth in order to become general counsel of Calpine Corporation. The employment agreement between HealthSouth and Mr. Doody, the principal terms of which are incorporated herein by reference to and are set forth in Item 11, Executive Compensation, of our comprehensive Annual Report on Form 10-K for the years ended December 31, 2003 and 2002, terminated effective July 17, 2006.

On July 26, 2006, we announced the appointment of John P. Whittington as our Interim General Counsel and Corporate Secretary, effective August 1, 2006. Mr. Whittington has been a practicing attorney for almost 35 years and was most recently a partner in the Birmingham, Alabama office of Bradley Arant Rose & White LLP. Prior to joining HealthSouth, Mr. Whittington’s practice primarily involved representation of parties in complex business reorganization cases. Since 1990, he has served as adjunct professor at Cumberland School of Law at Samford University and he is a member of the Birmingham Bar Association and the Alabama State Bar, and serves as a co-chair of the ABA sub-committee on Financial Institution Litigation.

Copies of the press releases announcing these matters are attached as Exhibit 99.1 and 99.2, and are incorporated herein by reference.

Item 6. Exhibits

No.	Description

3	By-Laws of HealthSouth Corporation, as amended through May 17, 2001.

4.1	Indenture, dated as of June 14, 2006, among HealthSouth Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to $375,000,000 aggregate principal amount of Floating Rate Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to HealthSouth’s Current Report on Form 8-K filed June 16, 2006).

4.2	Indenture, dated as of June 14, 2006, among HealthSouth Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to $625,000,000 aggregate principal amount of 10.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to HealthSouth’s Current Report on Form 8-K filed June 16, 2006).

4.3	Registration Rights Agreement, dated as of June 14, 2006, among HealthSouth Corporation, the Subsidiary Guarantors (as defined therein) and the Initial Purchasers (as defined therein), relating to the $625,000,000 aggregate principal amount of 10.75% Senior Notes due 2016 and the $375,000,000 aggregate principal amount of Floating Rate Senior Notes due 2014 (incorporated by reference to Exhibit 4.3 to HealthSouth’s Current Report on Form 8-K filed June 16, 2006).

10.1	Employment Agreement, dated April 19, 2006, between HealthSouth Corporation and Diane L. Munson.+

10.2	Non-Prosecution Agreement, dated May 17, 2006, between HealthSouth and the United States Department of Justice.

10.3.1	Amended Class Action Settlement Agreement, dated March 6, 2006, with representatives of the plaintiff class relating to the action consolidated on July 2, 2003, captioned IN RE HEALTHSOUTH CORP. ERISA LITIGATION, No. CV-03-BE-1700 (N.D. Ala.) (incorporated by reference to Exhibit 10.5.1 to HealthSouth’s Quarterly Report on Form 10-Q filed May 15, 2006).

10.3.2	First Addendum to the Amended Class Action Settlement Agreement, dated April 11, 2006 (incorporated by reference to Exhibit 10.5.2 to HealthSouth’s Quarterly Report on Form 10-Q filed May 15, 2006).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release of HealthSouth Corporation, dated June 21, 2006.

99.2	Press release of HealthSouth Corporation, dated July 26, 2006.

+	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSOUTH CORPORATION

By:	/S/ JOHN L. WORKMAN
John L. Workman Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Date: August 14, 2006

EXHIBIT INDEX

No.	Description

3	By-Laws of HealthSouth Corporation, as amended through May 17, 2001.

4.1	Indenture, dated as of June 14, 2006, among HealthSouth Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to $375,000,000 aggregate principal amount of Floating Rate Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to HealthSouth’s Current Report on Form 8-K filed June 16, 2006).

4.2	Indenture, dated as of June 14, 2006, among HealthSouth Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to $625,000,000 aggregate principal amount of 10.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to HealthSouth’s Current Report on Form 8-K filed June 16, 2006).

4.3	Registration Rights Agreement, dated as of June 14, 2006, among HealthSouth Corporation, the Subsidiary Guarantors (as defined therein) and the Initial Purchasers (as defined therein), relating to the $625,000,000 aggregate principal amount of 10.75% Senior Notes due 2016 and the $375,000,000 aggregate principal amount of Floating Rate Senior Notes due 2014 (incorporated by reference to Exhibit 4.3 to HealthSouth’s Current Report on Form 8-K filed June 16, 2006).

10.1	Employment Agreement, dated April 19, 2006, between HealthSouth Corporation and Diane L. Munson.+

10.2	Non-Prosecution Agreement, dated May 17, 2006, between HealthSouth and the United States Department of Justice.

10.3.1	Amended Class Action Settlement Agreement, dated March 6, 2006, with representatives of the plaintiff class relating to the action consolidated on July 2, 2003, captioned IN RE HEALTHSOUTH CORP. ERISA LITIGATION, No. CV-03-BE-1700 (N.D. Ala.) (incorporated by reference to Exhibit 10.5.1 to HealthSouth’s Quarterly Report on Form 10-Q filed May 15, 2006).

10.3.2	First Addendum to the Amended Class Action Settlement Agreement, dated April 11, 2006 (incorporated by reference to Exhibit 10.5.2 to HealthSouth’s Quarterly Report on Form 10-Q filed May 15, 2006).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release of HealthSouth Corporation, dated June 21, 2006.

99.2	Press release of HealthSouth Corporation, dated July 26, 2006.

+	Management contract or compensatory plan or arrangement.