Form 10-Q
period 2006-09-30
HEALTHSOUTH CORP
filed 2006-11-09
CIK 785161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The registrant had 79,400,043 shares of common stock outstanding, net of treasury shares, as of October 31, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2006	2005
	(In Thousands, Except Share Data)
Assets
Current Assets:
Cash and cash equivalents	$34,167	$175,630
Current portion of restricted cash	120,833	151,370
Marketable securities	—	23,839
Current portion of restricted marketable securities	10,292	—
Accounts receivable, net of allowance for doubtful accounts of $131,629 in 2006; $122,334 in 2005	414,074	396,031
Other current assets	139,246	127,385
Total current assets	718,612	874,255
Property and equipment, net	1,124,830	1,184,391
Goodwill	921,373	911,403
Intangible assets, net	46,780	54,150
Investment in and advances to nonconsolidated affiliates	58,607	46,388
Other long-term assets	414,942	521,626
Total assets	$3,285,144	$3,592,213
Liabilities and Shareholders’ Deficit
Current liabilities:
Current portion of long-term debt	$59,285	$33,811
Accounts payable	117,086	121,778
Accrued expenses and other current liabilities	469,019	478,228
Refunds due patients and other third-party payors	113,113	142,883
Current portion of government, class action, and related settlements	380,080	333,124
Total current liabilities	1,138,583	1,109,824
Long-term debt, net of current portion	3,254,164	3,368,066
Government, class action, and related settlements, net of current portion	46,851	135,245
Other long-term liabilities	255,922	246,057
	4,695,520	4,859,192
Commitments and contingencies
Minority interest in equity of consolidated affiliates	299,030	273,742
Convertible perpetual preferred stock, $.10 par value; 1,500,000 shares authorized; issued: 400,000 in 2006; none issued and outstanding in 2005; liquidation preference of $1,000 per share	387,403	—
Shareholders’ Deficit:
Common stock, $.01 par value; 200,000,000 shares authorized; issued:
88,201,204 in 2006; 88,100,795 in 2005 (Note 1—Reverse Stock Split)	882	881
Capital in excess of par value	2,852,104	2,855,517
Accumulated deficit	(4,642,545)	(4,088,827)
Accumulated other comprehensive income (loss)	734	(937)
Treasury stock, at cost (8,596,080 shares in 2006 and 8,559,301 in 2005)	(307,868)	(307,120)
Notes receivable from shareholders, officers, and management employees	(116)	(235)
Total shareholders’ deficit	(2,096,809)	(1,540,721)
Total liabilities and shareholders’ deficit	$3,285,144	$3,592,213

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed balance sheets.

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In Thousands, Except Per Share Data)
Net operating revenues	$731,207	$766,307	$2,281,628	$2,400,686
Operating expenses:
Salaries and benefits	344,385	339,438	1,048,291	1,050,275
Professional and medical director fees	17,867	17,250	58,373	55,915
Supplies	69,584	68,501	215,910	222,992
Other operating expenses	147,052	173,476	461,679	511,293
Provision for doubtful accounts	34,309	22,756	86,364	68,583
Depreciation and amortization	38,473	40,249	113,726	128,694
Recovery of amounts due from Richard M. Scrushy	(35,000)	—	(35,000)	—
Recovery of amounts due from Meadowbrook	—	(37,902)	—	(37,902)
Loss on disposal of assets	2,973	959	853	14,016
Impairment of intangible assets	7	—	115	—
Impairment of long-lived assets	193	1,460	3,907	26,375
Government, class action, and related settlements expense	28,420	—	45,733	215,000
Professional fees—accounting, tax, and legal	23,774	33,072	100,402	113,429
Total operating expenses	672,037	659,259	2,100,353	2,368,670
(Gain) loss on early extinguishment of debt	(6)	—	365,636	33
Interest expense and amortization of debt discounts and fees	82,493	82,904	250,647	253,530
Interest income	(1,253)	(3,739)	(9,610)	(10,618)
Loss on sale of investments	3,049	149	1,224	3,410
Loss on interest rate swap	28,711	—	13,922	—
Equity in net income of nonconsolidated affiliates	(6,677)	(4,521)	(16,841)	(21,115)
Minority interests in earnings of consolidated affiliates	21,124	21,722	78,367	78,895
(Loss) income from continuing operations before income tax expense	(68,271)	10,533	(502,070)	(272,119)
Provision for income tax expense	4,582	10,339	31,457	29,209
(Loss) income from continuing operations	(72,853)	194	(533,527)	(301,328)
Loss from discontinued operations, net of income tax expense	(3,291)	(11,735)	(20,191)	(30,830)
Net loss	$(76,144)	$(11,541)	$(553,718)	$(332,158)
Convertible perpetual preferred dividends	(6,500)	—	(15,744)	—
Net loss available to common shareholders	$(82,644)	$(11,541)	$(569,462)	$(332,158)
Comprehensive loss:
Net loss	$(76,144)	$(11,541)	$(553,718)	$(332,158)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	439	8	316	(322)
Unrealized gain on available-for-sale securities	1,587	18	1,355	18
Other comprehensive income (loss)	2,026	26	1,671	(304)
Comprehensive loss	$(74,118)	$(11,515)	$(552,047)	$(332,462)
Weighted average common shares outstanding:
Basic (Note 1—Reverse Stock Split)	79,631	79,419	79,547	79,309
Diluted (Note 1—Reverse Stock Split)	92,944	79,662	89,554	79,662
Basic and diluted loss per share:
Loss from continuing operations available to common shareholders	$(1.00)	$0.00	$(6.90)	$(3.80)
Loss from discontinued operations, net of tax	(0.04)	(0.15)	(0.26)	(0.39)
Net loss per share available to common shareholders	$(1.04)	$(0.15)	$(7.16)	$(4.19)

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(In Thousands)
Net cash (used in) provided by operating activities	$(75,635)	$88,562
Cash flows from investing activities:
Capital expenditures	(78,459)	(89,200)
Acquisition of business, net of cash acquired	(2,497)	—
Proceeds from disposal of assets	8,675	7,292
Proceeds from sale and maturities of marketable securities	32,064	63
Proceeds from sale and maturities of restricted marketable securities	8,793	—
Purchase of investments, net of cash equivalents	(15,686)	(27,616)
Purchase of restricted marketable securities, net of cash equivalents	(75,903)	—
Proceeds from sale of equity interests of nonconsolidated affiliates	2,998	55
Repurchase of equity interests of nonconsolidated affiliates	(100)	(64)
Advances to nonconsolidated affiliates, net of cash received	—	(800)
Return of investment of nonconsolidated affiiliates	1,327	—
Proceeds from sale of equity interests of consolidated affiliates	18,914	12,590
Repurchase of equity interests of consolidated affiliates	(9,234)	(9,852)
Decrease in cash related to conversion of consolidated affiliates to equity method affiliates	(1,595)	(3,832)
(Decrease) increase in cash related to conversion of equity method affiliates to consolidated affiliates	(103)	2,089
Net cash settlement on interest rate swap	(1,448)	—
Net change in restricted cash	116,575	(9,599)
Net cash provided by (used in) investing activities of discontinued operations	48,813	(875)
Net cash provided by (used in) investing activities	53,134	(119,749)
Cash flows from financing activities:
Checks in excess of bank balance	(8,416)	(22,303)
Principal borrowing on notes	3,050,000	200,065
Proceeds from bond issuance	1,000,000	—
Principal payments on debt	(4,432,051)	(250,327)
Borrowings on revolving credit facility	50,000	—
Principal payments under capital lease obligations	(14,785)	(18,511)
Proceeds from exercising stock options	—	247
Issuance of convertible perpetual preferred stock	400,000	—
Dividends paid on convertible perpetual preferred stock	(9,244)	—
Preferred stock issuance costs	(12,597)	—
Debt issuance costs	(79,177)	(17,852)
Distributions to minority interests of consolidated affiliates	(64,030)	(57,140)
Proceeds from repayment of notes receivable from shareholders, officers,and management employees	119	13,737
Net cash used in financing activities of discontinued operations	(607)	(2,882)
Net cash used in financing activities	(120,788)	(154,966)
Effect of exchange rate on cash and cash equivalents	316	(322)
Decrease in cash and cash equivalents	(142,973)	(186,475)
Cash and cash equivalents at beginning of period	175,630	448,724
Cash and cash equivalents of discontinued operations at beginning of period	1,964	11,040
Less: Cash and cash equivalents of discontinued operations at end of period	(454)	(6,020)
Cash and cash equivalents at end of period	$34,167	$267,269

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

The accompanying unaudited condensed consolidated financial statements of HealthSouth Corporation and Subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission (the “SEC”) in HealthSouth’s Current Report on Form 8-K filed on May 26, 2006 (the “May 2006 Form 8-K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted in these interim statements, as allowed by such SEC rules and regulations. The condensed consolidated balance sheet as of December 31, 2005 has been derived from audited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.

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

On August 14, 2006, we announced that we would begin exploring a range of strategic alternatives to enhance stockholder value and to reposition our primary focus on the post-acute care sector. These strategic alternatives include, but are not limited to, the spin-off, sale or other disposition of our surgery centers and outpatient divisions, together with our previously announced determination with respect to our diagnostic division. The determination to explore strategic alternatives was based on a number of factors, including:

•	Our existing divisions compete in sectors with substantial growth potential;
•

Our significant debt burden, coupled with settlement obligations paid and to be paid with respect to settlements with the SEC and the United States Department of Justice (the “DOJ”), limits our ability to pursue such growth opportunities;

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
•

The proceeds of any sale of the surgery centers, outpatient, and diagnostic divisions would be used to deleverage the Company, thereby allowing us to pursue growth opportunities in our inpatient division and complementary post-acute businesses under the HealthSouth name. There are no penalties associated with pre-paying our Term Loan Facility (as defined in Note 4, Long-term Debt), which is the debt we anticipate reducing.

We engaged Goldman Sachs & Co. and Deutsche Bank to assist us in this process which is expected to take approximately 12 months from our August 2006 announcement to complete. Also, we will need the consent of 51% of the holders of our Term Loan Facility in order to sell the assets of our surgery centers and outpatient divisions.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Our debt agreements already provide the flexibility to sell our diagnostic division in a deleveraging event at fair market value. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions.

Liquidity—

We are highly leveraged. As of September 30, 2006, we had approximately $3.3 billion of long-term debt outstanding. Although we are highly leveraged, we believe the recapitalization transactions, as discussed in Note 4, Long-term Debt, improved our financial position by reducing our refinancing risk, improving our operational flexibility, improving our credit profile, and reducing our interest rate exposure.

As of September 30, 2006, approximately $50 million was drawn under our $400 million revolving credit facility. As of October 31, 2006, approximately $95 million was drawn under our revolving credit facility due to seasonal borrowing trends, the timing of interest payments, payments related to our SEC Settlement (as discussed in Note 10, Settlements), and the hold placed on all Medicare payments by the United States Centers for Medicare and Medicaid Services (“CMS”) for the last nine days of the federal fiscal year (i.e., September 22 through September 30, 2006). Based on our current borrowing capacity and leverage ratio required under our Credit Agreement (see Note 4, Long-term Debt), we do not believe there is significant risk in our ability to make additional draws under our revolving credit facility, if needed.

The biggest risk relating to our high leverage is the possibility that a substantial down-turn in earnings could jeopardize our ability to service our debt payment obligations. See Note 1, Summary of Significant Accounting Policies, to our May 2006 Form 8-K for a discussion of risks and uncertainties facing us. Changes in our business or other factors may occur that might have a material adverse impact on our financial position, results of operations, and cash flows.

Reclassifications—

Certain financial results have been reclassified to conform to the current period presentation. Such reclassifications primarily relate to facilities we closed or sold in the three months ended September 30, 2006 that qualify under Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to be reported as discontinued operations. We reclassified our condensed consolidated balance sheet for the year ended December 31, 2005, presented our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2005, and presented our condensed consolidated statement of cash flows for the nine months ended September 30, 2005 to show the results of those qualifying facilities in the three months ended September 30, 2006 as discontinued operations.

Marketable Securities—

As disclosed in Note 1, Summary of Significant Accounting Policies, “Marketable Securities,” to our May 2006 Form 8-K, we record all investments in debt and equity securities with readily determinable fair values and for which we do not exercise significant influence as available-for-sale securities in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.

As of September 30, 2006, we had approximately $68.4 million of restricted marketable securities included in our condensed consolidated balance sheet, of which approximately $58.1 million is included in Other long-term assets. These marketable securities represent restricted assets held at our wholly owned insurance captive, HCS, Ltd., in the Cayman Islands. HCS, Ltd. handles professional liability, workers’ compensation, and other insurance claims on behalf of HealthSouth. These funds are committed for payment of claims incurred, and the classification of these marketable securities as current or noncurrent depends on the classification of the corresponding claims liability. As of December 31, 2005, these funds were part of the restricted cash disclosed in Note 1, Summary of Significant Accounting Policies, “Restricted Cash,” of our May 2006 Form 8-K.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Reverse Stock Split—

On October 18, 2006, at a special meeting of our stockholders, our stockholders approved a proposal to amend our Restated Certificate of Incorporation to (1) effect a one-for-five reverse stock split of our common stock, whereby each issued and outstanding five shares of common stock were combined into and became one share of common stock, and (2) decrease the number of authorized shares of common stock from 600 million shares to 200 million shares. At the close of business on October 25, 2006, the reverse stock split became effective. Stockholders who would otherwise be entitled to receive fractional shares of our common stock as a result of the reverse stock split will receive a cash payment in lieu thereof. All common stock shares and per share data (except par value) for all periods presented have been adjusted to reflect the reverse stock split, including all share-based payments and settlements discussed elsewhere in these notes to condensed consolidated financial statements.

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

Stock-Based Compensation—

HealthSouth has various shareholder- and non-shareholder-approved stock-based compensation plans that provide for the granting of stock-based compensation to certain employees and directors, which are described more fully in Note 6, Stock-Based Compensation, and in our May 2006 Form 8-K. Prior to January 1, 2006, we accounted for those stock-based compensation plans using the recognition and measurement principles of the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, and applied the disclosure-only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, we recognized compensation expense on the date of grant only if the current market price of the underlying stock on the grant date exceeded the exercise price of the stock-based award.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

As a result of adopting FASB Statement No. 123(R) on January 1, 2006, our Loss from continuing operations before income tax expense and our Net loss are $3.1 million and $9.0 million higher for the three and nine months ended September 30, 2006, respectively, than had we continued to account for stock-based compensation under APB Opinion No. 25. The impact on basic and diluted Net loss per share available to common shareholders of adopting FASB Statement No. 123(R) was an increase in Net loss per share available to common shareholders for the three months ended September 30, 2006 of $0.04 per common share and the nine months ended September 30, 2006 of $0.11 per common share. The adoption of FASB Statement No. 123(R) had no impact on cash flows from operations or financing activities. There were no material recognized tax benefits during the three months ended September 30, 2006 or the nine months ended September 30, 2006 related to our adoption of FASB Statement No. 123(R).

The following table illustrates the effect on Net loss available to common shareholders and Net loss per share available to common shareholders had we applied the fair value recognition provisions of FASB Statement No. 123 to account for our stock-based compensation during the three and nine months ended September 30, 2005, since stock-based compensation was not accounted for using the fair value recognition method during those periods. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by FASB Statement No. 123, is amortized to expense over the vesting period of such awards (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss available to common shareholders, as reported	$(11,541)	$(332,158)
Add: Stock-based employee compensation expense included in reported net loss	491	1,359
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,013)	(7,721)
Pro forma net loss available to common shareholders	$(14,063)	$(338,520)
Net loss per share available to common shareholders:
Basic and diluted—as reported	$(0.15)	$(4.19)
Basic and diluted—pro forma	$(0.18)	$(4.27)

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship.

As of September 30, 2006, we hold only one derivative instrument, an interest rate swap, that is not designated as a hedge. Therefore, in accordance with FASB Statement No. 133, all changes in the fair value of this interest rate swap are reported in current-period earnings. Net cash settlements on our interest rate swap are included in investing activities in our condensed consolidated statements of cash flows. For additional information regarding this interest rate swap, see Note 4, Long-term Debt.

Professional Fees—Accounting, Tax, and Legal—

Professional fees—accounting, tax, and legal for the three months ended September 30, 2006 related primarily to professional services to support the preparation of our Form 10-Q for the second quarter of 2006 (including the preparation of quarterly information for 2005, which had never been presented), tax preparation and consulting fees related to various tax projects, and legal fees for continued litigation defense and support for matters discussed in Note 11, Contingencies. During the nine months ended September 30, 2006, these fees primarily related to professional services used to support the preparation of our Form 10-K for the year ended December 31, 2005, professional services to support the preparation of our Form 10-Qs for the first and second quarters of 2006, tax preparation and consulting fees related to various tax projects, and legal fees for continued litigation defense and support matters discussed in Note 11, Contingencies. During the three months ended September 30, 2005, these fees primarily related to the preparation of our Form 10-K for the year ended December 31, 2004. During the nine months ended September 30, 2005, these fees primarily related to the preparation of our comprehensive Form 10-K for the years ended December 31, 2003 and 2002, including the restatement of our previously issued 2001 and 2000 consolidated financial statements, as well as professional services to support the preparation of our Form 10-K for the year ended December 31, 2004.

Meadowbrook Healthcare, Inc.—

In 2001, we sold four inpatient rehabilitation facilities to Meadowbrook Healthcare, Inc. (“Meadowbrook”), an entity formed by one of our former chief financial officers. In addition, during 2001 and 2002, we advanced approximately $38.0 million in working capital loans to Meadowbrook. We reserved these amounts in 2001 and 2002.

In March 2005, we obtained a security interest in the real properties previously sold to Meadowbrook, evidenced by a mortgage that was recorded in June 2005. In July 2005, we received a payoff letter from Meadowbrook’s attorneys informing us that a payment of $37.9 million would be made by Meadowbrook to us. This repayment was effected by the purchase of Meadowbrook by Rehabcare Group, Inc. in August 2005. We received a cash payment of $37.9 million in August 2005 and recorded this bad debt recovery on that date. See Note 11, Contingencies, for information regarding litigation between HealthSouth and Meadowbrook.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The changes to current practice resulting from the application of FASB Statement No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FASB Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of FASB Statement No. 157 should be applied prospectively as of the beginning of the fiscal year of adoption, with exceptions for certain financial instruments listed in the Statement. We will adopt the provisions of FASB Statement No. 157 on January 1, 2008. We are currently evaluating the potential impact of FASB Statement No. 157 on our financial position, results of operations, and cash flows, as well as evaluating the necessary disclosures that will need to be made within our financial statements for interim and annual periods after adoption.

In September 2006, the SEC staff issued SAB No. 108, Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to address diversity in practice regarding the quantification of financial statement misstatements under the two methods most commonly used by companies and auditors—the “rollover” and “iron curtain” methods. The rollover method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB No. 108 requires registrants to quantify and analyze misstatements using both approaches.

SAB No. 108 permits registrants to record the cumulative effect of initially applying the guidance in SAB No. 108 in the first year ending after November 15, 2006 by recording the necessary “correcting” adjustments to the carrying values of the affected assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The SEC staff will not require the registrant to restate its prior year financial statements provided that: (1) management properly applied the approach it previously used as its accounting policy and (2) management considered all relevant qualitative factors in its materiality assessment.

The guidance in SAB No. 108 must be followed by registrants in their annual financial statements covering the first fiscal year ending after November 15, 2006. Therefore, we will apply the provisions of SAB No. 108 to our consolidated financial statements as of and for the year ended December 31, 2006. However, we do not believe applying the provisions of SAB No. 108 to our consolidated financial statements will have a material impact on our financial position, results of operations, and statements of cash flows.

We do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

2. Guarantees:

In conjunction with the sale of certain facilities in prior periods, HealthSouth agreed to enter into subleases for certain properties with certain purchasers and, as a condition of the sublease, agreed to act as a guarantor of the purchaser’s performance on the sublease. Should the purchaser, as sublessee, fail to pay the rent due on these leases, the lessor would have contractual recourse against us.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2006, we had entered into seven such sublease guarantee arrangements. The remaining terms of these subleases range from 3 months to 74 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximates $8.3 million.

We have not recorded a liability for these guarantees, as we do not believe it is probable we will have to perform under these agreements. If we are required to perform under these guarantees, we could potentially have recourse against the sublessee for recovery of any amounts paid. These guarantees are not secured by any assets under the leases. As of September 30, 2006, we have not been required to perform under any such sublease guarantees.

3. Investment in and Advances to Nonconsolidated Affiliates:

The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net operating revenues	$26,954	$34,873	$101,893	$111,807
Operating expenses	(20,119)	(24,391)	(73,053)	(74,936)
Income from continuing operations	6,835	10,482	28,840	36,871
Net income	$9,642	$10,371	$29,138	$35,453

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

Additionally, during 2001, HealthSouth guaranteed a $6.0 million promissory note executed by Source Medical as part of an acquisition of a company. Source Medical did not perform under the terms of the promissory note and litigation ensued. Therefore, in 2001, we recorded a $6.0 million liability due to our guarantee of the promissory note. In December 2005, Source Medical reached a settlement agreement related to the litigation, and a dismissal of these matters occurred in U.S. District Court on March 30, 2006. Therefore, the $6.0 million liability was reversed as a reduction of Other operating expenses in March 2006.

We received approximately $1.0 million in interest payments throughout 2005 related to notes outstanding with Source Medical. From May 2003 to December 2004, Source Medical did not make interest payments on any

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

notes due to us. In May 2006, we received a payment of $6.9 million in full satisfaction of all the then outstanding notes receivable and accrued interest due from Source Medical. This payment was included as a reduction of Other operating expenses in our condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2006.

We continue to lease HCAP software from Source Medical, and we remain a major customer of Source Medical.

4. Long-term Debt:

Our long-term financing obligations outstanding consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Advances under $250 million revolving credit facility	$—	$—
Advances under $400 million revolving credit facility	50,000	—
Senior Term Loans	—	313,425
Term Loans	—	200,000
Term Loan Facility	2,044,875	—
Interim Loan	—	—
Bonds Payable—
7.000% Senior Notes due 2008	4,971	249,162
10.750% Senior Subordinated Notes due 2008	30,228	318,312
8.500% Senior Notes due 2008	9,429	343,000
8.375% Senior Notes due 2011	310	347,365
7.375% Senior Notes due 2006	16,618	180,300
7.625% Senior Notes due 2012	1,521	904,839
6.500% Convertible Subordinated Debentures due 2011	—	6,311
8.750% Convertible Subordinated Notes due 2015	—	10,136
10.375% Senior Subordinated Credit Agreement due 2011	—	332,356
Floating Rate Senior Notes	375,000	—
10.75% Senior Notes due 2016	615,805	—
Hospital revenue bond	—	500
Notes payable to banks and others at interest rates from 6.0% to 12.9%	5,291	6,155
Noncompete agreements	574	154
Capital lease obligations	158,827	189,862
	3,313,449	3,401,877
Less current portion	(59,285)	(33,811)
Long-term debt, less current portion	$3,254,164	$3,368,066

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The following chart shows scheduled payments due on long-term debt for the next five years and thereafter (in thousands):

	Face Amount	Net Amount
October 1 through December 31, 2006	$26,106	$25,962
2007	43,572	42,971
2008	79,528	78,864
2009	40,800	40,090
2010	41,372	40,577
2011	36,825	35,934
Thereafter	3,054,517	3,049,051
Total	$3,322,720	$3,313,449

The following table provides information regarding our Interest expense and amortization of debt discounts and fees presented in our condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest expense	$80,526	$74,600	$234,335	$223,159
Amortization of debt discounts	140	1,335	1,241	4,235
Amortization of consent fees/bond issue costs	570	5,887	5,783	21,181
Amortization of loan fees	1,257	1,082	9,288	4,955
Total	$82,493	$82,904	$250,647	$253,530

The discussion that follows highlights the recapitalization transactions that occurred during the three months ended March 31, 2006 and the private offering of $1.0 billion of senior notes that occurred in June 2006. For a description of all other indebtedness, as well as a more detailed description of each of the recapitalization transactions, see our May 2006 Form 8-K and Note 5, Convertible Perpetual Preferred Stock. The terms “Amended and Restated Credit Agreement” and “Term Loan Agreement” are defined in Note 8, Long-term Debt, to the consolidated financial statements accompanying our May 2006 Form 8-K.

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

We used a portion of the proceeds of the loans under the new senior secured credit facilities, the proceeds of the interim loan, and the proceeds of the $400 million offering of convertible perpetual preferred stock, along with cash on hand and cash obtained from liquidation of available-for-sale marketable securities, to prepay substantially all of our prior indebtedness and to pay fees and expenses related to such prepayment and the

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Recapitalization Transactions. The remainder of the proceeds and availability under the senior secured credit facilities are being used for general corporate purposes. In addition, the letters of credit issued under the revolving letter of credit subfacility and the synthetic letter of credit facility will be used in the ordinary course of business to secure workers’ compensation and other insurance coverages and for general corporate purposes.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

commitment fee of 0.5% per annum on the daily amount of the unutilized commitments under the Revolving Loans and synthetic letter of credit facility.

Our interest rate under the Credit Agreement was 8.6% at September 30, 2006. As of September 30, 2006, approximately $50.0 million was drawn in Revolving Loans, excluding approximately $21.6 million utilized under the revolving letter of credit subfacility. Approximately $100.0 million was utilized under the synthetic letter of credit facility as of September 30, 2006.

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

The notional amount of the interest rate swap as of September 30, 2006 was $2.0 billion, but is subject to adjustment in accordance with an amortization schedule that correlates to required and expected payments under the Credit Agreement. We pay a fixed rate of 5.2% under the swap agreement. Net settlements are made quarterly on each March 10, June 10, September 10, and December 10, commencing on June 10, 2006. The above counterparties

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

pay a floating rate based on 3-month LIBOR, which was 5.4% at September 12, 2006, which is the most recent interest rate set date. The termination date of the swap is March 10, 2011.

We entered into this swap based on the requirements under our Credit Agreement to effectively convert the floating rate of the Credit Agreement to the fixed rate of the swap in an effort to limit our exposure to variability in interest payments caused by changes in LIBOR. As of September 30, 2006, we had not designated the relationship between the Credit Agreement and interest rate swap as a hedge under FASB Statement No. 133. Therefore, changes in the fair value of the interest rate swap during the three months ended September 30, 2006 and the nine months ended September 30, 2006 have been included in current-period earnings as Loss on interest rate swap. The fair market value of the swap as of September 30, 2006 was approximately ($12.7) million and is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheet. For the three months ended September 30, 2006, we received approximately $0.4 million in net cash settlements from our counterparties related to our interest rate swap. For the nine months ended September 30, 2006, we have made net cash settlement payments of approximately $1.4 million to our counterparties.

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

Interest on the Senior Notes is payable in arrears on June 15 and December 15 of each year, commencing on December 15, 2006. We pay interest on overdue principal at the rate of 1.0% per annum in excess of the applicable rates described below and will pay interest on overdue installments of interest at such higher rate to the extent lawful.

Floating Rate Notes—

The Floating Rate Notes mature on June 15, 2014 and bear interest at a per annum rate, reset semiannually, of LIBOR plus 6.0%, as determined by the calculation agent, which is initially the Trustee. Our interest rate as of September 30, 2006 was 11.4%.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

Floating Rate Notes and 2016 Notes—

Notwithstanding the foregoing, prior to June 15, 2009 (in the case of the Floating Rate Notes) and June 15, 2011 (in the case of the 2016 Notes), we are entitled, at our option, to redeem all, but not less than all, of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes plus a premium, and accrued

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

Registration Rights Agreement—

In connection with the offering of the Senior Notes, we agreed, pursuant to a registration rights agreement, dated as of June 14, 2006 (the “Registration Rights Agreement”), on or prior to the day (the “Filing Date”) that is 30 days after we are required under the Securities Exchange Act of 1934 (the “Exchange Act”) to file our Report on Form 10-K with the SEC for the fiscal year ending December 31, 2006 (after giving effect to all applicable extensions under the Exchange Act), to file a registration statement (“Exchange Offer Registration Statement”) with the SEC with respect to a registered offer (the “Registered Exchange Offer”) to exchange each series of the Senior Notes for new notes (“Exchange Notes”) having terms substantially identical in all material respects to such series of Senior Notes, and use our reasonable best efforts to cause the Exchange Offer Registration Statement to be declared effective under the Securities Act no later than 180 days after the Filing Date. The Exchange Notes will generally be freely transferable under the Securities Act.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

5. Convertible Perpetual Preferred Stock:

On March 7, 2006, we completed the sale of 400,000 shares of our 6.50% Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock has an initial liquidation preference of $1,000 per share of Series A Preferred Stock, which is contingently subject to accretion. Holders of Series A Preferred Stock are entitled to receive, when and if declared by our Board of Directors, cash dividends at the rate of 6.50% per annum on the accreted liquidation preference per share, payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year, commencing on July 15, 2006. Dividends on Series A Preferred Stock are cumulative. If we are prohibited by the terms of our credit facilities, debt indentures, or other debt instruments from paying cash dividends on the Series A Preferred Stock, we may pay dividends in shares of our common stock, or a combination of cash and shares of our common stock, if the shares of our common stock delivered as payment are freely transferable by the recipient thereof (other than by reason of the fact that the recipient is our affiliate) or if a shelf registration statement relating to that common stock is effective to permit the resale thereof. Shares of our common stock delivered as dividends will be valued at 95% of their market value. Unpaid dividends will accrete at an annual rate of 8.0% per year for the relevant dividend period and will be reflected as an accretion to the liquidation preference of the Series A Preferred Stock. The Series A Preferred Stock is convertible, at the option of the holder, at any time into shares of our common stock at an initial conversion price of $30.50 per share, which is equal to an initial conversion rate of approximately 32.7869 shares of common stock per share of Series A Preferred Stock, subject to specified adjustments. On or after July 20, 2011, we may cause the shares of Series A Preferred Stock to be automatically converted into shares of our common stock at the conversion rate then in effect if the closing sale price of our common stock for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date we give the notice of forced conversion exceeds 150% of the conversion price of the Series A Preferred Stock. If we are subject to a fundamental change, as defined in the Certificate of Designation of the Series A Preferred Stock, each holder of shares of Series A Preferred Stock has the right, subject to certain limitations, to require us to purchase any or all of its shares of Series A Preferred Stock at a purchase price equal to 100% of the accreted liquidation preference, plus any accrued and unpaid dividends to the date of purchase. In addition, if holders of the Series A Preferred Stock elect to convert shares of Series A Preferred Stock in connection with certain fundamental changes, we will in certain circumstances increase the conversion rate for such shares of Series A Preferred Stock. As redemption of the Series A Preferred Stock is contingent upon the occurrence of a fundamental change, and since we do not deem a fundamental change probable of occurring, accretion of our Convertible perpetual preferred stock is not necessary.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

During the nine months ended September 30, 2006, we declared $15.7 million in dividends on our Series A Preferred Stock. As of September 30, 2006, accrued dividends of approximately $6.5 million were included in Accrued expenses and other current liabilities on our balance sheet. These dividends were paid in October 2006.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

6. Stock-Based Compensation:

Employee Stock-Based Compensation Plans—

As of September 30, 2006, we had outstanding options from the 1995, 1997, 1999, and 2002 Stock Option Plans, the Key Executive Incentive Program, the 2005 Equity Incentive Plan, and several other stock option plans assumed from various acquisitions that occurred in prior years (collectively, the “Option Plans”). The Option Plans are designed to provide a performance incentive by issuing options to purchase shares of HealthSouth common stock to certain members of our board of directors, officers, and employees. The Option Plans provide for the granting of both incentive stock options and nonqualified stock options. The terms and conditions of the options, including exercise prices and the periods in which options are exercisable, generally are at the discretion of the Compensation Committee of the Board of Directors; however, no options are exercisable beyond approximately ten years from the date of grant and granted options vest over the awards’ requisite service periods, which can be up to five years depending on the type of award granted. As of September 30, 2006, the following Option Plans have authorized shares available to grant (in thousands):

Authorized Shares
Plan
1997	581
2002	1,049
2005 Equity Incentive	3,218
Total authorized shares	4,848

Restricted Stock—

We can issue restricted common stock under the 1998 Restricted Stock Plan (the “Restricted Stock Plan”) to executives and key employees of HealthSouth. The terms of the Restricted Stock Plan make available up to 600,000 shares of common stock to be granted beginning in 1998 through 2008. Awards made under the Restricted Stock Plan vest over a three-year requisite service period. Fair value is determined by the market price of our common stock on the grant date. A summary of our restricted share awards from the Restricted Stock Plan is as follows (share information in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2005	165	$26.32
Granted	93	26.45
Vested	—	—
Forfeited	(24)	24.39
Nonvested shares at September 30, 2006	234	$26.57

As of September 30, 2006, 331,000 shares had not been awarded and were available for future grants. Unrecognized compensation expense related to unvested shares was $3.1 million at September 30, 2006. We expect to recognize this expense over the next 33 months.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

In November 2005, we also issued restricted common stock to our key executives under the Key Executive Incentive Program. Total issued grants consisted of 115,548 shares of restricted stock. The weighted-average fair value of the restricted shares was $19.35 per share, and the shares are subject to a three-year requisite service period with 25% of the shares vesting on January 1, 2007, 25% of the shares vesting on January 1, 2008, and 50% of the shares vesting on January 1, 2009. A summary of our restricted share awards from the Key Executive Incentive Program is as follows (share information in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2005	116	$19.35
Granted	—	—
Vested	—	—
Forfeited	(11)	19.35
Nonvested shares at September 30, 2006	105	$19.35

Unrecognized compensation expense related to the unvested shares was $1.0 million at September 30, 2006. We expect to recognize this expense over the next 28 months.

We recognized compensation expense under the Restricted Stock Plan and the Key Executive Incentive Program, which is included in Salaries and benefits in the accompanying condensed consolidated statements of operations and comprehensive loss, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Compensation expense:
Restricted Stock Plan	$247	$365	$1,105	$883
Key Executive Incentive Program	173	—	665	—
	$420	$365	$1,770	$883

Stock Options—

The fair values of the options granted during the three months ended September 30, 2006 and the nine months ended September 30, 2006 have been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expected volatility	44.5%	46.4%
Risk-free interest rate	4.7%	4.6%
Expected life (years)	4.7	4.6
Dividend yield	0.0%	0.0%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. We estimate our expected term through an analysis of actual, historical post-vesting exercise, cancellation, and expiration behavior by our employees and projected post-vesting activity of outstanding options. We calculate volatility based on the historical volatility of our common stock over the period commensurate with the expected life of the options, excluding a distinct period of extreme volatility between 2002 and 2003. The risk-free interest rate is the implied daily yield currently available on U.S. Treasury issues with a remaining term closely approximating the expected term used as

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

the input to the Black-Scholes option-pricing model. The Company does not pay a dividend, and we do not include a dividend payment as part of our pricing model. We estimate forfeitures through an analysis of actual, historical pre-vesting option cancellations. Under the Black-Scholes option-pricing model, the weighted-average fair value per share of employee stock options granted during the three months ended September 30, 2006 and 2005 was $10.60 and $8.30, respectively. During the nine months ended September 30, 2006 and 2005, the weighted-average fair value per share was $11.71 and $12.51, respectively.

A summary of our 2006 stock option activity and related information is as follows (in thousands, except price per share and remaining life):

	Shares	Weighted-Average Exercise Price	Remaining Life (Years)	Aggregate Intrinsic Value
Oustanding, December 31, 2005	3,197	$33.50
Granted	1,308	26.36
Exercised	—	—
Forfeitures	(306)	25.44
Cancellations	(236)	41.88
Expirations	(30)	89.10
Outstanding, September 30, 2006	3,933	30.85	7.6	$3,546
Exercisable, September 30, 2006	1,705	37.52	6.0	$2,198

We expect the majority of the nonvested options outstanding as of September 30, 2006 to vest as scheduled. We recognized approximately $3.1 million and $9.0 million of compensation expense related to our stock options in the three months ended September 30, 2006 and the nine months ended September 30, 2006, respectively. During the three months ended September 30, 2005 and the nine months ended September 30, 2005, we followed the disclosure-only provisions of FASB Statement No. 123 and did not recognize any compensation expense. As of September 30, 2006, there was $16.2 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 1.9 years.

Non-Employee Stock-Based Compensation Plans—

In 2004, the Special Committee of our board of directors (the “Special Committee”) adopted the 2004 Director Incentive Plan, as amended and restated, to provide incentives to our non-employee members of the Special Committee. Up to 400,000 shares may be granted pursuant to the 2004 Director Incentive Plan through the award of shares of unrestricted common stock, restricted shares of common stock (“restricted stock”), and/or through the award of a right to receive shares of common stock (“RSUs”). Restricted awards are subject to a three-year graded vesting period, while the RSUs are fully vested when awarded.

A summary of our 2006 restricted share awards activity from the 2004 Director Incentive Plan is as follows (share information in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2005	19	$29.65
Granted	—	—
Vested	(7)	29.25
Forfeited	(2)	29.00
Nonvested shares at September 30, 2006	10	$30.05

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

During the nine months ended September 30, 2006, we issued 30,510 RSUs with a fair value of $26.55 per unit. These RSUs were fully vested on the grant date. Therefore, we recognized approximately $0.8 million of compensation expense upon their issuance. No RSUs were issued prior to January 1, 2006.

As of September 30, 2006, 346,182 shares had not been awarded and were available for future grants under the 2004 Director Incentive Plan. Deferred compensation related to unvested shares was $0.1 million as of September 30, 2006. We expect to recognize this expense over the next 15 months.

We recognized compensation expense under the 2004 Director Incentive Plan and other individual restricted stock agreements, which is included in Salaries and benefits in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
2004 Director Incentive Plan and other individual agreements	$33	$126	$884	$476

7. Discontinued Operations:

For the facilities identified during the three months ended September 30, 2006 that met the requirements of FASB Statement No. 144, we reclassified our condensed consolidated balance sheet as of December 31, 2005, presented our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2005, and presented our condensed consolidated statement of cash flows for the nine months ended September 30, 2005 to show the results of those facilities as discontinued operations. The operating results of discontinued operations, by operating segment and in total, are as follows (in thousands):

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Inpatient:
Net operating revenues	$8,493	$8,839	$25,258	$26,029
Costs and expenses	11,755	7,359	26,379	22,347
Impairments	—	—	1,837	—
(Loss) income from discontinued operations	(3,262)	1,480	(2,958)	3,682
(Loss) gain on disposal of assets of discontinued operations	(99)	(10)	(32)	303
Income tax (expense) benefit	(1,771)	113	(1,915)	(1,435)
(Loss) income from discontinued operations	$(5,132)	$1,583	$(4,905)	$2,550
Surgery Centers:
Net operating revenues	$3,029	$7,243	$11,523	$30,741
Costs and expenses	6,633	11,143	17,033	36,169
Impairments	—	241	—	241
Loss from discontinued operations	(3,604)	(4,141)	(5,510)	(5,669)
Gain on disposal of assets of discontinued operations	529	1,995	6,930	4,854
Income tax expense	—	—	—	—
(Loss) income from discontinued operations	$(3,075)	$(2,146)	$1,420	$(815)
Outpatient:
Net operating revenues	$727	$3,773	$3,439	$17,629
Costs and expenses	1,459	5,066	5,049	20,622
Impairments	—	—	—	—
Loss from discontinued operations	(732)	(1,293)	(1,610)	(2,993)
Gain (loss) on disposal of assets of discontinued operations	450	(26)	154	379
Income tax expense	—	—	—	—
Loss from discontinued operations	$(282)	$(1,319)	$(1,456)	$(2,614)
Diagnostic:
Net operating revenues	$380	$2,427	$3,583	$9,613
Costs and expenses	2,179	2,922	8,311	12,375
Impairments	—	—	994	—
Loss from discontinued operations	(1,799)	(495)	(5,722)	(2,762)
Gain (loss) on disposal of assets of discontinued operations	4,435	(30)	4,009	1,410
Income tax expense	—	—	—	—
Income (loss) from discontinued operations	$2,636	$(525)	$(1,713)	$(1,352)
Corporate and Other:
Net operating revenues	$2,345	$10,479	$16,560	$66,548
Costs and expenses	982	19,807	23,990	88,815
Impairments	—	—	—	6,589
Income (loss) from discontinued operations	1,363	(9,328)	(7,430)	(28,856)
Gain (loss) on disposal of assets of discontinued operations	1,199	—	(6,107)	257
Income tax expense	—	—	—	—
Income (loss) from discontinued operations	$2,562	$(9,328)	$(13,537)	$(28,599)
Total:
Net operating revenues	$14,974	$32,761	$60,363	$150,560
Costs and expenses	23,008	46,297	80,762	180,328
Impairments	—	241	2,831	6,830
Loss from discontinued operations	(8,034)	(13,777)	(23,230)	(36,598)
Gain on disposal of assets of discontinued
operations	6,514	1,929	4,954	7,203
Income tax (expense) benefit	(1,771)	113	(1,915)	(1,435)
Loss from discontinued operations	$(3,291)	$(11,735)	$(20,191)	$(30,830)

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The assets and liabilities of discontinued operations consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Assets:
Cash and cash equivalents	$454	$1,964
Accounts receivable, net	10,340	15,994
Other current assets	6,179	8,681
Total current assets	16,973	26,639
Property and equipment, net	21,373	56,526
Intangible assets, net	736	841
Other long-term assets	6,344	4,780
Total long-term assets	28,453	62,147
Total assets	$45,426	$88,786
Liabilities:
Current portion of long-term debt	$4	$2,184
Accounts payable and other current liabilities	13,340	5,977
Total current liabilities	13,344	8,161
Long-term debt, net of current portion	2	6,430
Other long-term liabilities	4,272	1,092
Total long-term liabilities	4,274	7,522
Total liabilities	$17,618	$15,683

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

After consummation of this agreement with the University of Alabama, we no longer have the ability to operate or sell the Digital Hospital project as an acute care hospital without obtaining an additional certificate of need or specific exception. For additional information related to the Digital Hospital, see our May 2006 Form 8-K.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

8. Income Taxes:

Our Provision for income tax expense for the three months ended September 30, 2006 includes the following: (1) current income tax expense of $0.1 million in continuing operations attributable to state income taxes of subsidiaries which have separate state tax filing requirements, federal income taxes for other subsidiaries that are not included in our federal consolidated income tax return, and interest income accrued with respect to expected income tax refunds resulting from updated prior tax filings which are still in progress, and (2) deferred income tax expense of $4.5 million in continuing operations attributable to future tax liabilities to be incurred by subsidiaries that are not included in our federal consolidated income tax return and increases in the basis difference of certain indefinite-lived assets.

Our Provision for income tax expense for the nine months ended September 30, 2006 includes the following: (1) current income tax expense of $10.6 million in continuing operations attributable to state income taxes of subsidiaries which have separate state tax filing requirements, federal income taxes for other subsidiaries that are not included in our federal consolidated income tax return, and interest income accrued with respect to income tax refunds resulting from updated prior tax filings which are still in progress, and (2) deferred income tax expense of $20.9 million in continuing operations attributable to future tax liabilities to be incurred by subsidiaries that are not included in our federal consolidated income tax return and increases in the basis difference of certain indefinite-lived assets.

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

Our Provision for income tax expense for the same periods in 2005 consisted of substantially the same items of current and deferred taxes, excluding an accrual for interest income with respect to expected income tax refunds. Income tax expense for the nine months ended September 30, 2006 increased due to the fact that we filed a request for a tax accounting method change which accelerated the amortization of certain indefinite-lived assets. This tax accounting method change gave rise to an additional difference between the book and tax bases of the assets effected and, accordingly, resulted in our recording an additional deferred tax liability and deferred tax expense related to these indefinite-lived assets. The entire impact of this change of approximately $8.3 million was reflected in the three months ended March 31, 2006.

On May 18, 2006, the State of Texas enacted a new law that substantially changes the state’s business franchise tax system, replacing the existing franchise tax with a new franchise tax that is based upon modified gross revenue. This new tax regime, known as the “Margin Tax,” expands the tax base while reducing tax rates. The Margin Tax will take effect beginning with our 2007 calendar year. The Texas Legislature and the Texas State’s Comptroller’s office are still reviewing certain provisions of the new law which could have an impact on how we compute our current and deferred tax accounts associated with our Texas operations. We will continue to monitor guidance from Texas regarding the application of this change in the tax law. We do not believe this law change will have a material impact on our financial position, results of operations, or cash flows.

HealthSouth and its subsidiaries’ federal and state income tax returns are periodically examined by various regulatory taxing authorities. In connection with such examinations, we have settled our federal income tax liabilities with the Internal Revenue Service (the “IRS”) for the tax years 1994–1995. During the nine months ended September 30, 2006, we received tax refunds and interest in the amount of $22.4 million as a result of this settlement. In May 2006, we received the IRS’ report and assessment of additional income taxes for the years 1996–

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1998. We filed a formal reply in July 2006 and are currently working to resolve these matters. Amounts related to these tax deficiencies and other contingencies have been considered by management in its estimate of our potential net recovery of prior income taxes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
(Loss) income from continuing operations	$(72,853)	$194	$(533,527)	$(301,328)
Less: Convertible perpetual preferred dividends	(6,500)	—	(15,744)	—
(Loss) income from continuing operations available to common shareholders	(79,353)	194	(549,271)	(301,328)
Loss from discontinued operations	(3,291)	(11,735)	(20,191)	(30,830)
Net loss available to common shareholders	$(82,644)	$(11,541)	$(569,462)	$(332,158)

Denominator:
Basic—weighted average common shares outstanding	79,631	79,419	79,547	79,309
Diluted—weighted average common shares outstanding	92,944	79,662	89,554	79,662

Basic and diluted loss per share:
Loss from continuing operations available to common shareholders	$(1.00)	$0.00	$(6.90)	$(3.80)
Loss from discontinued operations	(0.04)	(0.15)	(0.26)	(0.39)
Net loss per share available to common shareholders	$(1.04)	$(0.15)	$(7.16)	$(4.19)

Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options, restricted stock awards, convertible debentures, restricted stock units, and convertible perpetual preferred stock. For the three months ended September 30, 2006 and 2005, the number of potential shares approximated 13.3 million and 0.2 million, respectively. For the nine months ended September 30, 2006 and 2005, the number of potential shares approximated 10.0 million and 0.4 million, respectively. Including these potential common shares in the denominator resulted in an antidilutive per share amount due to our Net loss available to common shareholders. Therefore, no separate computation of diluted loss per share is presented.

Options to purchase approximately 3.8 million and 1.8 million shares of common stock were outstanding as of September 30, 2006 and 2005, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.

We repaid our 3.25% Convertible Debentures which were due April 1, 2003 from the net proceeds of a loan arranged by Credit Suisse First Boston on January 16, 2004. In connection with this transaction, we issued warrants to the lender to purchase two million shares of our common stock. Each warrant has a term of ten years

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

from the date of issuance and an exercise price of $32.50 per share. The warrants were not assumed exercised for dilutive shares outstanding because they were antidilutive in the period.

As discussed in more detail in Note 5, Convertible Perpetual Preferred Stock, in March 2006, we issued 400,000 shares of convertible perpetual preferred stock as part of a recapitalization of HealthSouth. We use the if-converted method to include the convertible perpetual preferred stock in our computation of diluted loss per share.

In September 2006, we agreed to issue approximately 5.0 million shares of common stock and warrants to purchase approximately 8.2 million shares of common stock to settle our class action securities litigation. For additional information, see Note 10, Settlements.

10. Settlements:

Medicare Program Settlement—

Under the terms of our settlement with the United States, which is described in Note 21, Medicare Program Settlement, to the consolidated financial statements accompanying our May 2006 Form 8-K, we agreed to make cash payments to the United States in the aggregate amount of $325 million, plus accrued interest from November 4, 2004, at an annual rate of 4.125%. Through September 30, 2006, we have made payments of approximately $217.2 million (excluding interest), with the remaining balance of $107.8 million (excluding interest) to be paid in quarterly installments ending in the fourth quarter of 2007. As of September 30, 2006 and December 31, 2005, approximately $85.9 million and $83.3 million, respectively, of the cash settlement amount are included in Current portion of government, class action, and related settlements in our condensed consolidated balance sheets.

SEC Settlement—

Under the terms of our settlement with the SEC, which is described in Note 22, SEC Settlement, to the consolidated financial statements accompanying our May 2006 Form 8-K, we agreed to pay a $100 million civil penalty and disgorgement of $100 to the SEC in the following installments: $12,500,100 by October 15, 2005; $12.5 million by April 15, 2006; $25.0 million by October 15, 2006; $25.0 million by April 15, 2007; and $25.0 million by October 15, 2007. As of the date of this filing, we are current with all payments required under the above payment schedule. Payments due under the SEC Settlement are included in Government, class action, and related settlements in our condensed consolidated balance sheets.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

On February 22, 2006, we announced that we had reached a global, preliminary agreement in principle with the lead plaintiffs in the Stockholder Securities Action, the Bondholder Securities Action, and the derivative litigation, as well as with our insurance carriers, to settle claims filed in those actions against us and many of our former directors and officers. On September 26, 2006, the plaintiffs in the Stockholder Securities Action and the Bondholder Securities Action, HealthSouth, and certain individual former HealthSouth employees and board members entered into and filed a stipulation of partial settlement of this litigation. We also entered into definitive agreements with the lead plaintiffs in these actions and the derivative actions, as well as certain of our insurance carriers, to settle the litigation. These settlement agreements memorialize the terms contained in the preliminary agreement in principle entered into in February 2006. Under the settlement agreements, federal securities and fraud claims brought in the Consolidated Securities Action against us and certain of our former directors and officers will be settled in exchange for aggregate consideration of $445 million, consisting of HealthSouth common stock and warrants valued at $215 million and cash payments by HealthSouth’s insurance carriers of $230 million. In addition, the settlement agreements provide that the plaintiffs in the Stockholder Securities Action and the Bondholder Securities Action will receive 25% of any net recoveries from future judgments obtained by us or on our behalf with respect to certain claims against Richard M. Scrushy, our former Chairman and Chief Executive Officer (excluding the $48 million judgment against Mr. Scrushy on January 3, 2006, as discussed in Note 11, Contingencies), Ernst & Young LLP, our former auditor, and UBS, our former primary investment bank, each of which remains a defendant in the derivative actions as well as the Consolidated Securities Action. The settlement agreements are subject to the satisfaction of a number of conditions, including final approval of the United States District Court and the approval of bar orders in the Consolidated Securities Action and the derivative litigation by the United States District Court and the Alabama Circuit Court that would, among other things, preclude certain claims by the non-settling co-defendants against HealthSouth and the insurance carriers relating to matters covered by the settlement agreements. The settlement agreements also require HealthSouth to indemnify the settling insurance carriers for any amounts that they are legally obligated to pay to any non-settling defendants. As of September 30, 2006, we have not recorded a liability regarding these indemnifications, as we do not believe it is probable we will have to perform under the indemnification portion of these settlement agreements and any amount we would be required to pay is not estimable at this time.

On September 28, 2006, the United States District Court entered an order preliminarily approving the stipulation and settlement. The Court will hold a hearing on January 8, 2007 to determine whether the proposed settlement is fair, reasonable and adequate to the class members and whether it should be finally approved by the Court. There can be no assurances that the proposed settlement will receive the required court approval, and individual class members may elect to be excluded from the settlement. We recorded a charge of $215 million as Government, class action, and related settlements expense in our 2005 condensed consolidated statement of

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

operations and comprehensive loss. The corresponding liability is included in Current portion of government, class action, and related settlements in our condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005. This charge may be revised in future periods to reflect additional changes in the fair value of the common stock and warrants until they are issued.

Non-Prosecution Agreement—

On May 17, 2006, we announced that we reached a non-prosecution agreement (the “Non-Prosecution Agreement”) with the DOJ with respect to the accounting fraud committed by members of our former management. We have pledged to continue our cooperation with the DOJ and have paid $3 million to the U.S. Postal Inspection Services Consumer Fraud Fund during the second quarter of 2006 in connection with the execution of the Non-Prosecution Agreement. This payment was recorded in Government, class action, and related settlements expense in our condensed consolidated statements of operations and comprehensive loss.

Notwithstanding the foregoing, the DOJ has reserved the right to prosecute us for any crimes committed by our employees if we violate the terms of the Non-Prosecution Agreement. The Non-Prosecution Agreement expires on May 17, 2009.

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

Securities Litigation—

See Note 10, Settlements, “Securities Litigation Settlement,” for discussion of the settlement entered into with the lead plaintiffs in certain securities actions.

On November 24, 2004, an individual securities fraud action captioned Burke v. HealthSouth Corp., et al., 04-B-2451 (OES), was filed in the United States District Court of Colorado against us, some of our former directors and officers, and our former auditor. The complaint makes allegations similar to those in the Consolidated Securities Action and asserts claims under the federal securities laws and Colorado state law based on plaintiff’s alleged receipt of unexercised options and his open-market purchases of our stock. By order dated May 3, 2005, the action was transferred to the United States District Court for the Northern District of Alabama, where it remains pending. The plaintiff in this case will be subject to the Consolidated Securities Action settlement discussed in Note 10, Settlements, unless an election is made to opt out of the settlement. We intend to vigorously defend ourselves in this case. At this time, based on the stage of litigation, and review of the current facts and circumstances, we are unable to determine an amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case or whether any resultant liability would have a material adverse effect on our financial position, results of operations, or cash flows.

Derivative Litigation—

Between 1998 and 2004, a number of lawsuits purporting to be derivative actions (i.e., lawsuits filed by shareholder plaintiffs on our behalf) were filed in several jurisdictions, including the Circuit Court for Jefferson County, Alabama, the Delaware Court of Chancery, and the United States District Court for the Northern District of Alabama. All derivative complaints filed in the Circuit Court of Jefferson County, Alabama since 2002 have been consolidated and stayed in favor of the first-filed action captioned Tucker v. Scrushy, CV-02-5212, filed August 28, 2002. The Tucker complaint names as defendants a number of former HealthSouth officers and directors. Tucker also asserts claims on our behalf against Ernst & Young LLP, UBS Group, UBS Investment Bank, and UBS

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Securities, LLC, as well as against MedCenterDirect.com, Source Medical Solutions, Inc., Capstone Capital Corp., Healthcare Realty Trust, and G.G. Enterprises. When originally filed, the primary allegations in the Tucker case involved self-dealing by Richard M. Scrushy and other insiders through transactions with various entities allegedly controlled by Mr. Scrushy. The complaint was amended four times to add additional defendants and include claims of accounting fraud, improper Medicare billing practices, and additional self-dealing transactions.

On January 3, 2006, the Alabama Circuit Court in the Tucker case granted the plaintiff’s motion for summary judgment against Mr. Scrushy on a claim for the restitution of incentive bonuses Scrushy received for years 1996 through 2002. Including pre-judgment interest, the court’s total award was approximately $48 million. The judgment does not resolve other claims brought by the plaintiff against Scrushy, which remain pending. On February 8, 2006, the Alabama Supreme Court stayed execution on the judgment and ordered briefing on whether or not the Alabama Circuit Court’s order was appropriate for certification as a final appealable order pursuant to Rule 54(b). On April 12, 2006, the Alabama Supreme Court lifted its stay of execution on the judgment and ruled that the Alabama Circuit Court’s order was appropriate for certification as a final appealable order. On August 25, 2006, the Alabama Supreme Court affirmed the Circuit Court’s order granting summary judgment against Scrushy on the unjust enrichment claim. Mr. Scrushy requested that the Supreme Court reconsider that decision with respect to approximately $13.0 million of the award, and the Alabama Supreme Court denied that request on October 27, 2006. We have recorded a $35 million receivable included within Other current assets in our condensed consolidated balance sheet as of September 30, 2006 and as Recovery of amounts due from Richard M. Scrushy in our condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2006. We have also recorded a current liability for fees owed to the plaintiffs’ attorneys in the Tucker litigation relating to the above-referenced claims against Mr. Scrushy.

On September 26, 2006, certain parties to the Tucker litigation entered into and filed a stipulation of settlement. The substantive terms of the settlement are consistent with the preliminary agreement reached in February 2006. Of the $445 million to be paid in accordance with the settlement of the Consolidated Securities Action, $100 million is being credited to the plaintiffs in the Tucker litigation. The settlement is subject to the satisfaction of a number of conditions, including final approval by the Alabama Circuit Court. On September 27, 2006, the Alabama Circuit Court entered an order preliminarily approving the stipulation and settlement. The Court will hold a hearing on January 9, 2007 to determine the fairness, reasonableness and adequacy of the settlement, whether the settlement should be finally approved by the Court, and to hear and determine any objections to the settlement. The settlement, even if approved, would not resolve the still outstanding issue of the amount of fees to which the derivative plaintiffs’ attorneys are entitled. There can be no assurance that a final settlement agreement will be reached or that the proposed settlement will receive the required court approval. We have accrued an estimate of the legal fees owed to the plaintiffs’ attorneys in the Tucker litigation relating to the $100 million credited from the Consolidated Securities Action settlement. Amounts owed to the plaintiffs’ attorneys may exceed the amount recorded as of September 30, 2006.

On September 8, 2003, a derivative lawsuit captioned Teachers Retirement Sys. of Louisiana v. Scrushy, C.A. No. 20529-NC, was filed in the Delaware Court of Chancery. The complaint contains allegations similar to those made in the Tucker case, class claims, as well as a request for relief seeking an order compelling us to hold an annual meeting of stockholders. On December 2, 2003, we announced a settlement of the plaintiff’s claims seeking an annual meeting of stockholders. The Court of Chancery has stayed the remaining claims in favor of earlier-filed litigation in Alabama. This case was not consolidated with In re HealthSouth Corp. Shareholders Litigation, Consolidated Case No. 19896, a consolidated case in which the claims asserted were litigated in the Tucker action. On August 30, 2006, the Teachers Retirement Sys. of Louisiana case was dismissed without prejudice. The stipulation of settlement in the Tucker case, discussed above, will preclude any stockholder from pursuing the claims filed in the Teachers Retirement Sys. of Louisiana case. That settlement is contingent upon the approval of the Court, however, there can be no assurance that the proposed settlement will receive the required court approval.

Litigation by and Against Former Independent Auditor—

On March 18, 2005, Ernst & Young LLP filed a lawsuit captioned Ernst & Young LLP v. HealthSouth Corp., CV-05-1618, in the Circuit Court of Jefferson County, Alabama. The complaint asserts that the filing of the

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

claims against us was for the purpose of suspending any statute of limitations applicable to those claims. The complaint alleges that we provided Ernst & Young LLP with fraudulent management representation letters, financial statements, invoices, bank reconciliations, and journal entries in an effort to conceal accounting fraud. Ernst & Young LLP claims that as a result of our actions, Ernst & Young LLP’s reputation has been injured and it has and will incur damages, expense, and legal fees. Ernst & Young LLP seeks recoupment and setoff of any recovery against Ernst & Young LLP in the Tucker case, as well as litigation fees and expenses, damages for loss of business and injury to reputation, and such other relief to which it may be entitled. On April 1, 2005, we answered Ernst & Young LLP’s claims and asserted counterclaims alleging, among other things, that from 1996 through 2002, when Ernst & Young LLP served as our independent auditor, Ernst & Young LLP acted recklessly and with gross negligence in performing its duties, and specifically that Ernst & Young LLP failed to perform reviews and audits of our financial statements with due professional care as required by law and by its contractual agreements with us. Our counterclaims further allege that Ernst & Young LLP either knew of or, in the exercise of due care, should have discovered and investigated the fraudulent and improper accounting practices being directed by Richard M. Scrushy and certain other officers and employees, and should have reported them to our board of directors and the Audit Committee. The counterclaims seek compensatory and punitive damages, disgorgement of fees received from us by Ernst & Young LLP, and attorneys’ fees and costs. Upon Ernst & Young LLP’s motion, the Alabama state court referred Ernst & Young LLP’s claims and HealthSouth’s counterclaims to arbitration. On July 12, 2006, the derivative plaintiff filed an arbitration demand on behalf of HealthSouth against Ernst & Young LLP. On August 7, 2006, Ernst & Young LLP filed an answering statement and counterclaim in the arbitration reasserting the claims made in state court.

We intend to vigorously defend ourselves in this case. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case.

ERISA Litigation—

In 2003, six lawsuits were filed in the United States District Court for the Northern District of Alabama against us and some of our current and former officers and directors alleging breaches of fiduciary duties in connection with the administration of our Employee Stock Benefit Plan (the “ESOP”). These lawsuits were consolidated under the caption In re HealthSouth Corp. ERISA Litigation, Consolidated Case No. CV-03-BE-1700-S (the “ERISA Action”). The plaintiffs filed a consolidated complaint on December 19, 2003 that alleged, generally, that fiduciaries to the ESOP breached their duties to loyally and prudently manage and administer the ESOP and its assets in violation of sections 404 and 405 of the Employee Retirement Income Security Act of 1974, 29 U.S.C. § 1001 et seq. (“ERISA”), by failing to monitor the administration of the ESOP, failing to diversify the portfolio held by the ESOP, and failing to provide other fiduciaries with material information about the ESOP. The plaintiffs sought actual damages including losses suffered by the plan, imposition of a constructive trust, equitable and injunctive relief against further alleged violations of ERISA, costs pursuant to 29 U.S.C. § 1132(g), and attorneys’ fees. The plaintiffs also sought damages related to losses under the plan as a result of alleged imprudent investment of plan assets, restoration of any profits made by the defendants through use of plan assets, and restoration of profits that the plan would have made if the defendants had fulfilled their fiduciary obligations. Pursuant to an Amended Class Action Settlement Agreement entered into on March 6, 2006, all parties have agreed to a global settlement of the claims in the ERISA Action. Under the terms of this settlement, Michael Martin, a former Chief Financial Officer of the Company, will contribute $350,000 to resolve claims against him, Richard Scrushy, former Chief Executive Officer of the Company, and our insurance carriers will contribute $3.5 million to resolve claims against him, and HealthSouth and its insurance carriers will contribute $25 million to settle claims against all remaining defendants, including HealthSouth. In addition, if we recover any or all of the judgment against Mr. Scrushy for the restitution of incentive bonuses paid to him during 1996 through 2002, we will contribute the first $1 million recovered to the class in the ERISA Action. Upon recording of the $35 million recovery from Mr. Scrushy, as discussed above, we recorded this $1.0 million liability during the three months ended September 30, 2006 as Government, class action, and related settlements expense. On June 28, 2006, the Court granted final approval to the Amended Class Action Settlement Agreement and the ERISA Action was dismissed with prejudice.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Insurance Coverage Litigation—

In 2003, approximately 14 insurance companies filed complaints in state and federal courts in Alabama, Delaware, and Georgia alleging that the insurance policies issued by those companies to us and/or some of our directors and officers should be rescinded on grounds of fraudulent inducement. The complaints also seek a declaration that we and/or some of our current and former directors and officers are not covered under various insurance policies. These lawsuits challenge the majority of our director and officer liability policies, including our primary director and officer liability policy in effect for the claims at issue. Actions filed by insurance companies in the United States District Court for the Northern District of Alabama were consolidated for pretrial and discovery purposes under the caption In re HealthSouth Corp. Insurance Litigation, Consolidated Case No. CV-03-BE-1139-S. Four lawsuits filed by insurance companies in the Circuit Court of Jefferson County, Alabama have been consolidated with the Tucker case for discovery and other pretrial purposes. Cases related to insurance coverage that were filed in Georgia and Delaware have been dismissed. We filed counterclaims against a number of the plaintiffs in these cases alleging, among other things, bad faith for wrongful failure to provide coverage.

On September 26, 2006, in connection with the settlement of the Consolidated Securities Action and derivative litigation, we executed a settlement agreement with the insurers that is substantively consistent with the preliminary agreement in principle reached in February 2006. The settlement is subject to the satisfaction of a number of conditions, including final approval of the Consolidated Securities Action and derivative litigation settlements by the United States District Court and the Alabama Circuit Court. Those courts are scheduled to hold fairness hearings on the settlements on January 8, 2007 and January 9, 2007, respectively. The settlement agreement is also conditioned upon the approval of bar orders in the Consolidated Securities Action and derivative litigation by the United States District Court and the Alabama Circuit Court that would, among other things, preclude certain claims by the non-settling co-defendants against HealthSouth and the insurance carriers. The settlement agreement also requires HealthSouth to indemnify the settling insurance carriers for any amounts that they are legally obligated to pay to any non-settling defendants. However, there can be no assurances that the proposed settlement will receive the required court approval or that the conditions to settlement will be fulfilled.

Litigation by and Against Richard M. Scrushy—

After the dismissal of several lawsuits filed against us by Richard M. Scrushy, on December 9, 2005, Mr. Scrushy filed a complaint in the Circuit Court of Jefferson County, Alabama, captioned Scrushy v. HealthSouth, CV-05-7364. The complaint alleges that, as a result of Mr. Scrushy’s removal from the position of CEO in March 2003, we owe him “in excess of $70 million” pursuant to an employment agreement dated as of September 17, 2002. In addition, on or about December 19, 2005, Mr. Scrushy filed a demand for arbitration with the American Arbitration Association, supposedly pursuant to an indemnity agreement with us. The arbitration demand seeks to require us to pay expenses which he estimates exceed $31 million incurred by Mr. Scrushy, including attorneys’ fees, in connection with the defense of criminal fraud claims against him and in connection with a preliminary hearing in the SEC litigation. In our counterclaims filed in the Alabama Circuit Court action, we asked the court to prohibit Mr. Scrushy from having his claims resolved in arbitration, as opposed to a jury trial.

After hearings on January 4, 2006 and January 23, 2006, the Alabama Circuit Court denied our motion to stay and enjoin the arbitration. However, the court ordered Mr. Scrushy to terminate the arbitration and withdraw his demand for arbitration, but left him the option of beginning arbitration at a later date on further order of the court. The court also granted Mr. Scrushy the right to petition the court to lift the stay after pre-trial discovery had occurred in the court proceeding between us and Mr. Scrushy. On or about February 6, 2006, Mr. Scrushy filed a motion with the Alabama Supreme Court asking it to direct the Alabama Circuit Court to vacate its order requiring Mr. Scrushy to withdraw his arbitration demand, and to direct the Alabama Circuit Court to dismiss our counterclaim for a declaratory judgment and end “any further exercise of jurisdiction over this arbitration matter.” The Alabama Supreme Court granted Mr. Scrushy’s request and the Alabama Circuit Court subsequently vacated its order, thereby allowing Mr. Scrushy to proceed with his claim in arbitration.

On October 17, 2006, the arbitrator issued a final award confirming an interim award of approximately $17.0 million to Scrushy and further ruling that Scrushy is entitled to have HealthSouth pay him a total of

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

approximately $4.0 million in pre-judgment interest and attorneys fees and expenses incurred by Scrushy in connection with the arbitration proceeding. On August 31, 2006, HealthSouth and the Tucker plaintiffs filed a joint motion in the Tucker case to offset the entire award to Scrushy in the arbitration, including fees and interest, against the approximately $48 million judgment against Scrushy in Tucker for repayment of his bonuses, which judgment is accruing interest. Scrushy opposed that effort, and on October 17, 2006 filed a lawsuit captioned Scrushy v. HealthSouth Corporation, CA No. 2483-N, in the Delaware Chancery Court for New Castle County seeking confirmation of the arbitration award in that court. The Company is seeking dismissal or a stay of that litigation while the Tucker court addresses the offset motion. We previously accrued an estimate of these legal fees as of December 31, 2005 and 2004, which is included in Accrued expenses and other current liabilities, in our condensed consolidated balance sheet as of December 31, 2005. During the three months ended September 30, 2006, we reduced our accrual for these legal fees by approximately $10.0 million based on the arbitrator’s final award through a reduction to Professional fees-accounting, tax, and legal.

Litigation by Other Former Officers—

On August 22, 2003, Anthony Tanner, our former Secretary and Executive Vice President—Administration, filed a petition in the Circuit Court of Jefferson County, Alabama, captioned In re Tanner, CV-03-5378, seeking permission to obtain certain information through the discovery process prior to filing a lawsuit. That petition was voluntarily dismissed with prejudice on August 11, 2004. On December 29, 2004, Mr. Tanner filed a lawsuit in the Circuit Court of Jefferson County, Alabama, captioned Tanner v. HealthSouth Corp., CV-04-7715, alleging that we breached his employment contract by failing to pay certain retirement benefits. The complaint requested damages, a declaratory judgment, and a preliminary injunction to require payment of past due amounts under the contract and reinstatement of the claimed retirement benefits. The parties settled this case pursuant to a General Release executed on March 21, 2006 and filed a Joint Stipulation of Dismissal with the court on March 24, 2006. The settlement did not have a material effect on our financial position, results of operations, or cash flows.

Litigation Against Former Officers—

On June 10, 2004, we filed a collection action in the Circuit Court of Jefferson County, Alabama, captioned HealthSouth Corp. v. James Goodreau, CV-04-3619, to collect unpaid loans in the original principal amount of $55,500 that we made to James A. Goodreau, our former Director of Corporate Security, while he was a HealthSouth employee. Mr. Goodreau has asserted counterclaims against us seeking compensatory damages in the approximate amount of $6 million dollars, plus punitive damages, based upon his contention that he was promised lifetime employment with us by Mr. Scrushy and that he was wrongfully terminated by us in May of 2003. On September 26, 2006 the Circuit Court entered an order on our motion for summary judgment requiring Mr. Goodreau to repay the loans plus accrued interest and to reimburse us for the reasonable attorneys’ fees that we have incurred to collect those loans. Mr. Goodreau’s counterclaims were tried by a jury on October 23, 2006. On October 27, 2006, the jury returned an award in Mr. Goodreau’s favor in the amount of approximately $1.9 million, which we recorded in Current portion of government, class action, and related settlements in our condensed consolidated balance sheet as of September 30, 2006. We are considering whether to appeal this award.

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

Certain Regulatory Actions—

The False Claims Act, 18 U.S.C. § 287, allows private citizens, called “relators,” to institute civil proceedings alleging violations of the False Claims Act. These so-called qui tam, or “whistleblower,” cases are sealed by the court at the time of filing. The only parties privy to the information contained in the complaint are the relator, the federal government, and the presiding court. We recently settled one consolidated qui tam lawsuit in 2004, the Devage matter, which is discussed in Note 21, Medicare Program Settlement, to the consolidated financial

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

statements accompanying our May 2006 Form 8-K. We also recently paid the United States $4.0 million to settle civil allegations, which were first brought in federal False Claims Act lawsuits filed under seal in Tennessee and Florida, that alleged that we began a practice in 1994 of engaging in improper billing practices relating to certain prosthetic and orthotic devices. This alleged practice resulted in false claims under the federal Medicare program. The settlement also includes an addendum to the Corporate Integrity Agreement which was executied in December 2004. The addendum requires additional compliance training and annual audits of billing practices relating to prosthetic and orthotic devices. The addendum has a term of three years and will run concurrently with the existing five-year Corporate Integrity Agreement. We are aware of one other unsealed qui tam lawsuit, Mathews, which is discussed below. It is possible that additional qui tam lawsuits have been filed against us and that we are unaware of such filings or have been ordered by the presiding court not to discuss or disclose the filing of such lawsuits. We may be subject to liability under one or more undisclosed qui tam cases brought pursuant to the False Claims Act.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

a receiver over the transferred properties, and a monetary judgment for the value of properties transferred. We filed an answer denying liability to General Medicine, and on February 28, 2005, the General Medicine case was transferred to the Circuit Court of Jefferson County, Alabama, and assigned case number CV-05-1483.

On October 6, 2004, Meadowbrook filed a declaratory judgment action against us in the Circuit Court of Shelby County, Alabama, captioned Meadowbrook Healthcare Corporation v. HealthSouth Corp., CV-04-1131, seeking a declaration that it is not contractually obligated to indemnify us against General Medicine’s complaint. This case was transferred to the Circuit Court of Jefferson County, Alabama on May 9, 2005, and assigned case number CV-05-3042. On July 26, 2005, we filed an Answer and Verified Counterclaim for Injunctive and Other Relief seeking a judgment requiring Meadowbrook to indemnify us against the claims asserted by General Medicine in its complaint and other relief based upon legal and equitable theories. In August of 2005, both parties to the Meadowbrook case filed motions for summary judgment based upon the express language of the indemnification provision in the Stock Purchase Agreement. On November 15, 2005, the court entered a final order determining that Meadowbrook is not obligated under the Stock Purchase Agreement to indemnify us against the claims asserted by General Medicine in its complaint. The final order did not adjudicate our equitable claims against Meadowbrook which, if successful, would require Meadowbrook to pay our liability, if any, to General Medicine. On December 21, 2005, we filed an appeal of the court’s ruling that Meadowbrook has no contractual obligation to indemnify us under the Stock Purchase Agreement, which ruling was affirmed by the Supreme Court of Alabama on August 11, 2006, in HealthSouth Corporation vs. Meadowbrook Healthcare, Inc., appeal no. 1050406, in the Supreme Court of Alabama.

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

After our sale of all of our stock in Horizon/CMS to Meadowbrook Healthcare, Inc., Meadowbrook changed its name to Greystone Ventures, Inc. (“Greystone”). On June 8, 2006, Greystone and Horizon/CMS filed a lawsuit against us in the Circuit Court of Jefferson County, Alabama captioned Greystone Ventures, Inc., et al v. HealthSouth Corporation, CV-2006-03403. The complaint alleges that that we received a settlement from Gulf Insurance Company in June of 2004 in the approximate amount of $4.0 million dollars, and that some or all of the proceeds of that settlement belong to Horizon/CMS and Greystone. The complaint further alleges that we are liable to Horizon/CMS and Greystone for conversion, fraudulent failure to disclose, money had and received, unjust enrichment, negligence and wantonness in connection with our alleged failure to pay the proceeds of the Gulf Insurance Company settlement to Greystone and Horizon/CMS. We filed an answer on July 17, 2006 denying that we have any liability to Greystone or Horizon/CMS with regard to allegations made in their complaint.

We intend to vigorously defend ourselves against the claims alleged by the plaintiffs in the above captioned actions. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

On April 16, 2003, Senior Housing Properties Trust (“SNH”) and its wholly owned subsidiary, HRES1 Properties Trust (“HRES1”), filed a lawsuit against us in Land Court for the Commonwealth of Massachusetts captioned Senior Housing Properties Trust and HRES1 Properties Trust v. HealthSouth Corporation, Misc. Case No. 289182, seeking reformation of a lease pursuant to which we, through subsidiaries, operated the Braintree Rehabilitation Hospital in Braintree, Massachusetts and the New England Rehabilitation Hospital in Woburn, Massachusetts. HRES1 and SNH alleged that certain of our representatives made false statements regarding our financial position, thereby inducing HRES1 to enter into lease terms and other arrangements to which it would not have otherwise agreed. HRES1 and SNH subsequently amended their complaint to add claims for rescission and damages for fraud. HRES1 and SNH sought to reform the lease to increase the annual rent from $8.7 million to $10.3 million, to increase the repurchase option price at the end of the lease term to $80.3 million from $40 million, and to change the lease term to expire on January 1, 2006 instead of December 31, 2011. We filed an answer to the complaint and amended complaint denying the allegations, and we asserted claims against HRPT and counterclaims against SNH and HRES1 for breach of contract, reformation, and fraud based on the failure to convey title to the property in North Andover. We also sought damages incurred as a result of that failure to convey. The two actions in the Land Court were consolidated for all purposes.

On May 13, 2005, the Land Court ruled that we were entitled to a jury trial in the consolidated cases. SNH, HRES1, and HRPT took an interlocutory appeal from this order to the Massachusetts Supreme Judicial Court, during which time the consolidated Land Court cases were stayed. The Supreme Judicial Court ruled on July 17, 2006 that HealthSouth was not entitled to a jury trial. On July 27, 2006, the Land Court convened a status conference at which time it entered an order continuing to stay discovery. Subsequently, SNH, HRES1 and HRPT filed motions for summary judgment on essentially all of the claims and counterclaims in the consolidated cases in which SNH and HRES1 waived their claim for reformation and abandoned efforts to increase the repurchase option and change the lease term in light of the judgment entered in the related Middlesex County Superior Court action discussed below. As a result, SNH’s and HRES1’s claims were thereafter limited to claims for rescission and damages for fraud, pursuant to which they sought an award of the difference between the annual rent for the period from January 2, 2002 to October 26, 2004, amounting to approximately $4.4 million. HealthSouth opposed the motions filed by SNH, HRES1, and HRPT and filed a cross-motion for summary judgment regarding SNH’s and HRES1’s claims for rescission and damages for fraud. A hearing was held in the Land Court on these motions on October 19, 2006, and the matters were under consideration by the court as of the date of the settlement of the Massachusetts Real Estate Actions, as discussed below.

In a related action, on November 2, 2004, we filed a lawsuit in the Commonwealth of Massachusetts, Middlesex County Superior Court, captioned HealthSouth Corporation v. HRES1 Properties Trust, Case No. 04-4345, in response to our receipt of a notice from HRES1 purporting to terminate our lease governing the Braintree Rehabilitation Hospital in Braintree, Massachusetts and the New England Rehabilitation Hospital in Woburn, Massachusetts due to our alleged failure to furnish quarterly and annual financial information pursuant to the terms of the lease. In the lawsuit, we sought a declaration that we were not in default of our obligations under the lease, as well as an injunction preventing HRES1 from terminating the lease, taking possession of the property on which the

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

hospitals and facilities are located, and assuming or acquiring the hospital businesses and any licenses related thereto. We filed an amended complaint asserting violations of the Massachusetts unfair and deceptive business practices statute and adding HRPT as a party. On November 8, 2004, HRES1 and SNH, its parent, filed a counterclaim seeking a declaration that it lawfully terminated the lease and an order requiring us to use our best efforts to transfer the licenses for the hospitals and to continue to manage the hospitals during the time necessary to effect such transfer.

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

Following a bench trial regarding issues relating to the parties’ relationship post-termination, the court entered a judgment dated January 18, 2006 that required us to use our best efforts to accomplish the license transfer while managing the facilities for HRES1’s account and to pay HRES1 the net cash proceeds of the hospitals after deducting direct operating expenses and a management fee equal to 5% of net patient revenues for the period from October 26, 2004 through the date that a successor operator assumed control over the facilities.

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

SNH, HRES1, and HRPT filed post-trial motions seeking to require HealthSouth to pay their attorneys’ fees and costs incurred in the Superior Court litigation. The amount at issue was approximately $1.4 million. We opposed these motions.

In accordance with the judgment, we cooperated with HRES1 in its efforts to accomplish the license transfer, during which time we managed the facilities for HRES1’s account. Effective September 30, 2006, HRES1’s proposed successor, Five Star Quality Care, Inc., an entity affiliated with SNH, HRES1, and HRPT, obtained regulatory approval from the Massachusetts Department of Public Health and took over management and operation of the facilities.

Through October 15, 2006, we have paid approximately $18.1 million representing the net cash proceeds of the hospitals for the period between October 26, 2004 and September 30, 2006, which includes approximately $10.2 million previously paid to HRES1 as rent during the period from October 26, 2004 through December 31, 2005. Based on the judgment, our results of operations for three and nine months ended September 30, 2006 include only a management fee received from our management of the applicable facilities. The Massachusetts Real Estate Actions were settled on November 8, 2006 for approximately $7 million.

Other Litigation—

On September 17, 1998, John Darling, who was one of the federal False Claims Act relators in the now-settled Devage case, filed a lawsuit captioned Darling v. HealthSouth Sports Medicine & Rehabilitation, et al., 98-

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

6110-CI-20, in the Circuit Court for Pinellas County, Florida. The complaint alleges that Mr. Darling was injured while receiving physical therapy during a 1996 visit to a HealthSouth outpatient rehabilitation facility in Clearwater, Florida. The complaint was amended in December 2004 to add a punitive damages claim. This amended complaint alleges that fraudulent misrepresentations and omissions by us resulted in the injury to Mr. Darling. The court ordered the parties to participate in non-binding arbitration which resulted in a finding in our favor on December 27, 2005. The trial has been set for January 2007. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this case.

We have been named as a defendant in two lawsuits brought by individuals in the Circuit Court of Jefferson County, Alabama, Nichols v. HealthSouth Corp., CV-03-2023, filed March 28, 2003, and Hilsman v. Ernst & Young, HealthSouth Corp., et al., CV-03-7790, filed December 12, 2003. The plaintiffs allege that we, some of our former officers, and our former auditor engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs seek compensatory and punitive damages. On March 24, 2003, a lawsuit captioned Warren v. HealthSouth Corp., et al., CV-03-5967, was filed in the Circuit Court of Montgomery County, Alabama. The lawsuit, which claims damages for the defendants’ alleged negligence, wantonness, fraud and breach of fiduciary duty, was transferred to the Circuit Court of Jefferson County, Alabama. Each of the lawsuits described in this paragraph was consolidated with the Tucker case for discovery and other pretrial purposes. The plaintiffs in this case will be subject to the Consolidated Securities Action settlement discussed in Note 10, Settlements, unless an election is made to opt out of the settlement.

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

On June 2, 2006, we were named as a defendant in a lawsuit captioned Brockovich v. HealthSouth Corporation, et al., Case No. SACV06-546-DOC(MLGx), filed under the Medicare Secondary Payor statute, 42 U.S.C. § 1395y(b), in the United States District Court for the Central District of California, Southern Division, against HealthSouth, HealthSouth Hospital Corporation, HCS, Ltd., and certain insurance companies. The complaint

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

alleged that HealthSouth charged Medicare to treat illnesses that it caused, at least in part, by medical error or neglect and seeks recovery of unspecified damages. On October 24, 2006, the court dismissed the plaintiff’s complaint with prejudice due to lack of constitutional standing.

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

At this time, we have completed a portfolio-wide review of our partnerships to assess the impact of the restatement adjustments on the financial statements of our subsidiary partnerships. As of September 30, 2006, we have accrued approximately $27.8 million as a liability related to these issues based on the current status of discussions with our partners. These discussions are ongoing, and this estimated liability may change in future periods.

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

12. Segment Reporting:

We define segment operating earnings as income before (1) interest income; (2) interest expense and amortization of debt discounts and fees; (3) gain or loss on early extinguishment of debt; (4) gain or loss on sale of investments; (5) gain or loss on our interest rate swap; and (6) income tax expense or benefit. We also do not allocate corporate overhead to our operating segments. The chief operating decision maker of HealthSouth uses segment operating earnings as an analytical indicator for purposes of allocating resources to a particular segment and assessing segment performance. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our May 2006 Form 8-K.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Selected financial information for our operating segments for each of the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005 is as follows (in thousands):

	Inpatient	Surgery Centers	Outpatient	Diagnostic	Corporate and Other	Total
Three months ended September 30, 2006
Net operating revenues	$419,879	$177,348	$77,934	$51,846	$4,200	$731,207
Intersegment revenues	—	—	—	—	—	—
Operating earnings (loss)	86,030	21,204	4,598	(10,384)	(56,725)	44,723
Total assets	1,501,763	849,482	110,081	119,858	704,897	3,286,081
Three months ended September 30, 2005
Net operating revenues	$440,092	$180,912	$87,571	$52,817	$23,341	$784,733
Intersegment revenues	—	—	—	—	18,426	18,426
Operating earnings (loss)	105,993	18,206	8,279	71	(42,702)	89,847
Total assets	1,539,175	888,452	123,010	137,556	1,090,390	3,778,583
Nine months ended September 30, 2006
Net operating revenues	$1,303,309	$555,202	$251,404	$153,603	$43,218	$2,306,736
Intersegment revenues	—	—	—	—	25,108	25,108
Operating earnings (loss)	277,691	67,532	21,547	(23,819)	(223,202)	119,749
Total assets	1,501,763	849,482	110,081	119,858	704,897	3,286,081
Nine months ended September 30, 2005
Net operating revenues	$1,358,389	$579,102	$286,042	$160,627	$71,859	$2,456,019
Intersegment revenues	—	—	—	—	55,333	55,333
Operating earnings (loss)	309,859	66,823	23,144	5,243	(430,833)	(25,764)
Total assets	1,539,175	888,452	123,010	137,556	1,090,390	3,778,583

Segment reconciliations to our condensed consolidated results of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net operating revenues:
Total segment net operating revenues	$731,207	$784,733	$2,306,736	$2,456,019
Elimination of intersegment revenues	—	(18,426)	(25,108)	(55,333)
Total consolidated net operating revenues	$731,207	$766,307	$2,281,628	$2,400,686
Loss from continuing operations:
Total segment operating earnings (loss)	$44,723	$89,847	$119,749	$(25,764)
Interest income	1,253	3,739	9,610	10,618
Interest expense and amortization of debt discounts and fees	(82,493)	(82,904)	(250,647)	(253,530)
Loss on interest rate swap	(28,711)	—	(13,922)	—
Gain (loss) on early extinguishment of debt	6	—	(365,636)	(33)
Loss on sale of investments	(3,049)	(149)	(1,224)	(3,410)
(Loss) income from continuing operations before income tax expense	$(68,271)	$10,533	$(502,070)	$(272,119)
Total assets:
Total assets for reportable segments	$3,286,081	$3,778,583	$3,286,081	$3,778,583
Elimination of intersegment assets	(937)	(2,131)	(937)	(2,131)
Total assets	$3,285,144	$3,776,452	$3,285,144	$3,776,452

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to HealthSouth Corporation and its subsidiaries, and should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report on Form 10-Q, and our audited consolidated financial statements for the year ended December 31, 2005 and Management’s Discussion and Analysis of Results of Operations and Financial Condition which are contained in our Current Report on Form 8-K filed on May 26, 2006 (“May 2006 Form 8-K”). As used in this report, the terms “HealthSouth,” “we,” “our,” “us,” and the “Company” refer to HealthSouth Corporation and its subsidiaries, unless otherwise stated or indicated by context.

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

Executive Overview

HealthSouth is one of the largest providers of ambulatory surgery, rehabilitative health care, and diagnostic imaging services in the United States, with 1,003 facilities and approximately 34,000 full- and part-time employees. We provide these services through a national network of inpatient and outpatient rehabilitation facilities, outpatient surgery centers, diagnostic centers, and other health care facilities. Shares of our common stock began trading on the New York Stock Exchange on October 26, 2006 under the ticker symbol “HLS.”

Our business is currently divided into four primary operating divisions—inpatient, surgery centers, outpatient, and diagnostic—and a fifth division that manages certain other revenue producing activities and corporate functions. These five divisions correspond to our five reporting segments discussed later in this Item. For the three and nine months ended September 30, 2006, our inpatient division comprised approximately 57% of our consolidated Net operating revenues and over 80% of our operating earnings from our four primary operating divisions.

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

•

Price Pressure. We are seeing downward pressure on prices in our markets, from both commercial and government payors. We anticipate continuing price pressure in all our divisions. For example, changes to the prospective payment system applicable to our inpatient rehabilitation facilities (“IRF-PPS”) have had a negative impact on inpatient revenues in 2006. In addition, Medicare has frozen ambulatory surgery center (“ASC”) pricing through 2009, and beginning in 2007, the Deficit Reduction Act of 2005 will cap ASC and imaging service payments at hospital outpatient department reimbursement levels. Also, the 2007 Medicare physician fee schedule will implement further pricing reductions for outpatient and diagnostic imaging services. Other pricing changes may have a negative impact on our operating results.

In addition, the United States Centers for Medicare and Medicaid Services (“CMS”) recently issued a proposed ASC pricing rule that could have a neutral or positive impact on our surgery centers division’s Net operating revenues once the new pricing system is in place, depending upon the rule’s overall effect on unit pricing and our ability to realize increased case volume as the list of approved ASC procedures is expanded. However, the proposed rule has not been finalized and we cannot provide any assurance that the rule, if finalized in its current form, will have the impact we predict. For additional information, see this Item, “Segment Results of Operations—Surgery Centers.”

•

Single-Payor Exposure. Medicare comprises approximately 47% of our consolidated Net operating revenues and approximately 69% of our largest division’s Net operating revenues. Consequently, single-payor exposure presents a serious risk. In particular, the combination of volume volatility created by the 75% Rule and lower unit pricing resulting from IRF-PPS changes reduced our operating earnings in the first nine months of 2006 and will have a continuing negative impact on our operating earnings.

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

•

Declining Ownership Share of Surgery Centers. Like most other ASCs, the majority of our centers are owned in partnership with surgeons and other physicians who perform procedures at the centers. As a result of increased competition in the ASC market and other factors, physicians are demanding increased equity participation in ASCs. Consequently, we expect to see our percentage ownership of centers within our ASC portfolio decline over time. In some cases, however, our smaller ownership results in similar or higher earnings when new physicians become partners.

•

Leverage. Although we have completed a series of recapitalization transactions that have eliminated significant uncertainty regarding our capital structure and have improved our financial position, we remain highly leveraged. Our high leverage increases our cost of capital, decreases our net income, and may prevent us from taking advantage of potential growth opportunities.

•

Settlement Costs. We have significant cash obligations we must meet in the near future as a result of recent settlements with various federal agencies. Specifically, we are required to pay the remaining balance of our $325 million settlement to the United States in quarterly installments ending in the fourth quarter of 2007 to satisfy our obligations under a settlement described in Item 1, Business, “Medicare Program Settlement,” of our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”). Furthermore, we are required to pay the remaining balance of our $100 million settlement to the United States Securities and Exchange Commission (the “SEC”) in four installments ending in the fourth quarter of 2007, as described in Item 1, Business, “SEC Settlement,” of our 2005 Form 10-K. Payments due under these settlement agreements are as follows as of September 30, 2006:

	Medicare Program Settlement	SEC Settlement	Total
	(In Thousands)
October 1 through December 31, 2006	$21,135	$25,000	$46,135
2007	86,666	50,000	136,666
	$107,801	$75,000	$182,801

•

Continuing Investigations and Litigation. While we have reached a non-prosecution agreement with the United States Department of Justice (the “DOJ”) and have settled much of the government’s litigation against us, we face continuing government investigations, as well as numerous class action and individual lawsuits, all of which will continue to consume considerable management attention and company resources and could result in substantial additional payments and fines. In addition, although we have entered into settlement agreements with the lead plaintiffs in the federal securities class actions and the derivative litigation, as well as with our insurance carriers, to settle claims filed against us, certain of our former directors and officers, and certain other parties, there can be no assurance that the proposed settlements will receive the required court approval or that the other conditions to such settlements will be satisfied. For additional information, see Note 10, Settlements, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report.

•

Reconstruction, Restatement, Sarbanes-Oxley Related Costs, and Other Professional Fees. We paid approximately $208 million in 2005 in connection with the restructuring of our financial reporting processes, internal control over financial reporting, and managerial operations, and the reconstruction and/or restatement of our consolidated financial statements for the years ended December 31, 2004, 2003, 2002, 2001, and 2000. We anticipate incurring additional related costs in the future, although we expect these costs to decline over time. These costs in 2006 include fees paid to professional service firms to support the preparation of our periodic reports filed with the SEC, tax preparation and consulting fees related to various tax projects, and legal fees for continued litigation defense and support matters discussed in Note 11, Contingencies, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. For the three months ended September 30, 2006 and 2005, we paid approximately $29.9 million and $39.9 million, respectively, for such costs. These costs for the nine months ended September 30, 2006 and 2005 approximated $126.6 million and $153.9 million, respectively. These expenses in the three and nine months ended September 30, 2006 include tax-related costs of approximately $7.1 million and $14.6 million, respectively, primarily incurred as we pursue income tax refunds for the year 2000 and prior.

While we expect our 2006 operating results will be reflective of the fact that we are still in a turnaround period, we are optimistic about the long-term positioning of HealthSouth. We continue to offer high quality services in growing segments of the health care industry which should provide long-term growth opportunities. In addition, we are stabilizing operations in our three ambulatory divisions (surgery centers, outpatient, and diagnostic) by focusing on volume growth, expense control through benchmarking and supply chain management, and standardization of our billing and collecting procedures. We are also looking to grow in targeted areas as development and consolidation opportunities arise. We believe we will see the results of these initiatives in late 2006 and in subsequent years.

On August 14, 2006, we announced that we would begin exploring a range of strategic alternatives to enhance stockholder value and to reposition our primary focus on the post-acute care sector. These strategic alternatives include, but are not limited to, the spin-off, sale or other disposition of our surgery centers and outpatient divisions, together with our previously announced determination with respect to our diagnostic division. The determination to explore strategic alternatives was based on a number of factors, including:

•	Our existing divisions compete in sectors with substantial growth potential;
•	Our significant debt burden, coupled with settlement obligations paid and to be paid with respect to settlements with the SEC and the DOJ, limits our ability to pursue such growth opportunities;
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
•

The proceeds of any sale of the surgery centers, outpatient, and diagnostic divisions would be used to deleverage the Company, thereby allowing us to pursue growth opportunities in our inpatient division and complementary post-acute businesses under the HealthSouth name. There are no penalties associated with pre-paying our Term Loan Facility (as defined in Note 4, Long-term Debt, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report), which is the debt we anticipate reducing.

We engaged Goldman Sachs & Co. and Deutsche Bank to assist us in this process which is expected to take approximately 12 months from our August 2006 announcement to complete. Also, we will need the consent of 51% of the holders of our Term Loan Facility in order to sell the assets of our surgery centers and outpatient divisions. Our debt agreements already provide the flexibility to sell our diagnostic division in a deleveraging event at fair market value. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions.

On October 18, 2006, at a special meeting of our stockholders, our stockholders approved a one-for-five reverse stock split. At the close of business on October 25, 2006, the reverse stock split became effective whereby every five shares of common stock issued and outstanding became one share of common stock. Stockholders who would otherwise be entitled to receive fractional shares of our common stock as a result of the reverse stock split will receive a cash payment in lieu thereof.

Consolidated Results of Operations

During the three and nine months ended September 30, 2006 and 2005, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Medicare	46.7%	47.8%	46.9%	47.5%
Medicaid	2.1%	2.5%	2.3%	2.5%
Workers’ compensation	6.8%	7.3%	7.1%	7.5%
Managed care and other discount plans	35.4%	32.6%	34.6%	32.2%
Other third-party payors	4.6%	5.7%	4.7%	5.9%
Patients	1.5%	1.8%	1.5%	1.9%
Other income	2.9%	2.3%	2.9%	2.5%
Total	100.0%	100.0%	100.0%	100.0%

When reading our condensed consolidated statements of operations, it is important to recognize the following items included within our results of operations:

•

Stock-Based Compensation. During the three and nine months ended September 30, 2006, stock-based compensation increased by approximately $3.1 million and $9.0 million, respectively, due to our adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, on January 1, 2006. These increased costs are included in Salaries and benefits in our condensed consolidated statements of operations and comprehensive loss.

•

Restructuring charges. In our continuing efforts to streamline operations, we closed underperforming facilities or consolidated similar facilities within the same market in the three and nine months ended September 30, 2006 and 2005. As a result of these facility closures or consolidations, we recorded certain restructuring charges approximating $1.3 million and $0.2 million in the three months ended

September 30, 2006 and 2005, respectively, and $4.6 million and $7.5 million for the nine months ended September 30, 2006 and 2005, respectively, for one-time termination benefits, contract termination costs, and other associated costs under the guidance in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The majority of these costs represent contract termination costs associated with leased facilities and are included in Other operating expenses in our condensed consolidated statements of operations and comprehensive loss.

•

Changes in ownership of certain inpatient rehabilitation facilities. As noted in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our May 2006 Form 8-K and Note 11, Contingencies, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report, we have been involved in a legal dispute regarding the lease of Braintree Rehabilitation Hospital in Braintree, Massachusetts and New England Rehabilitation Hospital in Woburn, Massachusetts since 2003. In 2005, a judgment was entered against us that upheld the landlord’s termination of our lease of these two facilities and placed us as the manager, rather than the owner, of these two facilities. In September 2006, we completed the transition of these two facilities to the landlord. Our 2005 and 2006 results of operations include only the management fees we earned for operating the facilities on behalf of the landlord during these periods.

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

We accounted for the rent on the Braintree and Woburn facilities as rent expense in our inpatient segment. However, the rent expense paid above the negotiated rent for these facilities was recorded as an obligation of our corporate and other segment. As a result of the lease termination associated with the Braintree and Woburn facilities, our corporate and other segment recorded a $30.5 million net gain on lease termination during the nine months ended September 30, 2005. This net gain is included in Other operating expenses in our condensed consolidated statement of operations and comprehensive loss and represents the difference between the $42 million liability recorded in 2001 and the remaining liability on the date the judgment was entered against us in 2005.

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

For additional information regarding Meadowbrook, see Note 20, Related Party Transactions, and Note 24, Contingencies and Other Commitments, to our consolidated financial statements included in our May 2006 Form 8-K.

•

Recovery of amounts due from Richard M. Scrushy. On January 3, 2006, the Alabama Circuit Court in the Tucker case (as defined in Note 11, Contingencies, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited)) granted the plaintiff’s motion for summary judgment against Richard M. Scrushy, our former Chief Executive Officer, on a claim for the restitution of incentive bonuses Mr. Scrushy received for years 1996 through 2002. Including pre-judgment interest, the court’s total award was approximately $48 million. On August 25, 2006, the Alabama Supreme Court affirmed the Circuit Court’s order granting summary judgment against Mr. Scrushy on the unjust enrichment claim, and on October 27, 2006, the Alabama Supreme Court denied Mr. Scrushy’s motion for rehearing. As of September 30, 2006, approximately $35 million of the total award was not the subject of the motion for rehearing. Therefore, we recorded an approximate $35 million receivable related to this award during the three and nine months ended September 30, 2006. This receivable is included in Other current assets in our condensed consolidated balance sheet as of September 30, 2006.

•

Impairments. During the three and nine months ended September 30, 2006, we recorded impairment charges totaling approximately $0.2 million and $4.0 million, respectively, to reduce the carrying value of long-lived assets and certain amortizable intangibles to their estimated fair market value. During the three and nine months ended September 30, 2005, total impairment charges related to reducing the carrying value of property and equipment to its estimated fair market value approximated $1.5 million and $26.4 million, respectively. These charges are discussed in more detail in this Item, “Segment Results of Operations.”

•

Government, class action, and related settlements expense. Our Net loss for the three and nine months ended September 30, 2006 includes a $1.0 million charge related to our ERISA litigation and a $1.9 million charge related to the Goodreau litigation in Government, class action, and related settlements expense. Government, class action, and related settlements expense for the three and nine months ended September 30, 2006 also includes charges of approximately $16.7 million and $27.8 million, respectively, a portion of which will not require a cash outflow, related to ongoing settlement discussions with our subsidiary partnerships related to the restatement of their historical financial statements. Government, class action, and related settlements expense for the three and nine months ended September 30, 2006 also includes $1.0 million and $4.0 million, respectively, related to our agreement with the United States to settle civil allegations brought in federal False Claims Act lawsuits regarding alleged improper billing practices relating to certain orthotic and prosthetic devices. These expenses for the three and nine months ended September 30, 2006 also include charges of approximately $7.8 million and $8.0 million, respectively, for other ongoing settlement discussions. For additional information regarding these settlements, ongoing discussions, and litigation, see Note 11, Contingencies, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

Our Net loss for the nine months ended September 30, 2006 includes a $3.0 million charge in Government, class action, and related settlements expense related to a payment made to the U.S. Postal Inspection Services Consumer Fraud Fund in connection with the execution of the non-prosecution agreement reached with the DOJ. For additional information related to the non-prosecution agreement, see Note 10, Settlements, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

Our Net loss for the nine months ended September 30, 2005 includes a $215.0 million charge, to be paid in the form of common stock and common stock warrants, as Government, class action, and related settlements expense under the proposed settlement with the lead plaintiffs in the federal securities class actions and the derivative litigation, as well as with our insurance carriers, to settle claims filed against us, certain of our former directors and officers, and certain other parties. For additional information, see Note 10, Settlements, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

•

Professional fees—accounting, tax, and legal. As noted throughout our 2005 Form 10-K and our May 2006 Form 8-K, significant changes have occurred at HealthSouth since the events leading up to March 19, 2003. The steps taken to stabilize our business and operations, provide vital management assistance, and coordinate our legal strategy came at significant financial cost. During the three months ended September 30, 2006, Professional fees—accounting, tax, and legal approximated $23.8 million and related primarily to professional services to support the preparation of our Form 10-Q for the second quarter of 2006 (including the preparation of quarterly information for 2005, which had never been presented), tax preparation and consulting fees related to various tax projects, and legal fees for continued litigation defense and support for matters discussed in Note 11, Contingencies, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. During the nine months ended September 30, 2006, Professional fees—accounting, tax, and legal approximated $100.4 million and related primarily to professional services used to support the preparation of our 2005 Form 10-K, professional services to support the preparation of our Form 10-Qs for the first and second quarters of 2006, tax preparation and consulting fees related to various tax projects, and legal fees for continued litigation defense and support matters discussed in Note 11, Contingencies, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. During the three months ended September 30, 2005, these fees approximated $33.1 million and primarily related to the preparation of our Form 10-K for the year ended December 31, 2004. During the nine months ended September 30, 2005, these fees approximated $113.4 million and primarily related to the preparation of our comprehensive Form 10-K for the years ended December 31, 2003 and 2002, including the restatement of our previously issued 2001 and 2000 consolidated financial statements, as well as professional services to support the preparation of our Form 10-K for the year ended December 31, 2004.

•

(Gain) loss on early extinguishment of debt. During the nine months ended September 30, 2006, we recorded an approximate $365.6 million net loss on early extinguishment of debt due to the completion of a private offering of senior notes in June 2006 and a series of recapitalization transactions during the first quarter of 2006.

On June 14, 2006, we completed a private offering of $1.0 billion aggregate principal amount of senior notes, the proceeds of which, together with cash on hand, were used to repay all borrowings outstanding under our Interim Loan Agreement (as defined in our May 2006 Form 8-K). As a result of this transaction, our net loss on early extinguishment of debt for the nine months ended September 30, 2006 includes a charge of approximately $4.1 million. On March 10, 2006, we completed the last of a series of recapitalization transactions enabling us to prepay substantially all of our prior indebtedness and replace it with approximately $3 billion of new long-term debt. As a result of these transactions, our net loss on early extinguishment of debt for the nine months ended September 30, 2006 includes a charge of approximately $361.1 million. The remainder of our net loss on early extinguishment of debt for the nine months ended September 30, 2006 was due to the repayment of certain bonds payable during the second quarter of 2006.

For more information regarding these transactions, see Note 4, Long-term Debt, to our accompanying condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

•

Loss on interest rate swap. As discussed in more detail in Note 4, Long-term Debt, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report, we entered into an interest rate swap in March 2006 to effectively convert a portion of our variable rate debt to a fixed interest rate. During the three and nine months ended September 30, 2006, we recorded a net loss of approximately $28.7 million and $13.9 million, respectively, related to the mark-to-market adjustments, quarterly settlements, and accrued interest recorded for the swap. For the three months ended September 30, 2006, we received approximately $0.4 million in net cash settlements from our counterparties related to our interest rate swap. For the nine months ended September 30, 2006, we have made net cash settlement payments of approximately $1.4 million to our counterparties.

•

Reclassifications. Certain financial results have been reclassified to conform to the current period presentation. Such reclassifications primarily relate to facilities we closed or sold in the three months ended September 30, 2006 that qualify under FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to be reported as discontinued operations.

For the three months and nine months ended September 30, 2006 and 2005, our consolidated results of operations were as follows:

			Percentage			Percentage
	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		2006 vs.	September 30,		2006 vs.
	2006	2005	2005	2006	2005	2005
	(In Thousands)			(In Thousands)
Net operating revenues	$731,207	$766,307	(4.6%)	$2,281,628	$2,400,686	(5.0%)
Operating expenses:
Salaries and benefits	344,385	339,438	1.5%	1,048,291	1,050,275	(0.2%)
Professional and medical director fees	17,867	17,250	3.6%	58,373	55,915	4.4%
Supplies	69,584	68,501	1.6%	215,910	222,992	(3.2%)
Other operating expenses	147,052	173,476	(15.2%)	461,679	511,293	(9.7%)
Provision for doubtful accounts	34,309	22,756	50.8%	86,364	68,583	25.9%
Depreciation and amortization	38,473	40,249	(4.4%)	113,726	128,694	(11.6%)
Recovery of amounts due from Richard M. Scrushy	(35,000)	—	N/A	(35,000)	—	N/A
Recovery of amounts due from Meadowbrook	—	(37,902)	(100.0%)	—	(37,902)	(100.0%)
Loss on disposal of assets	2,973	959	210.0%	853	14,016	(93.9%)
Impairments	200	1,460	(86.3%)	4,022	26,375	(84.8%)
Government, class action, and related settlements expense	28,420	—	N/A	45,733	215,000	(78.7%)
Professional fees—accounting, tax, and legal	23,774	33,072	(28.1%)	100,402	113,429	(11.5%)
Total operating expenses	672,037	659,259	1.9%	2,100,353	2,368,670	(11.3%)
(Gain) loss on early extinguishment of debt	(6)	—	N/A	365,636	33	N/A
Interest expense and amortization of debt discounts and fees	82,493	82,904	(0.5%)	250,647	253,530	(1.1%)
Interest income	(1,253)	(3,739)	(66.5%)	(9,610)	(10,618)	(9.5%)
Loss on sale of investments	3,049	149	1946.3%	1,224	3,410	(64.1%)
Loss on interest rate swap	28,711	—	N/A	13,922	—	N/A
Equity in net income of nonconsolidated affiliates	(6,677)	(4,521)	47.7%	(16,841)	(21,115)	(20.2%)
Minority interests in earnings of consolidated affiliates	21,124	21,722	(2.8%)	78,367	78,895	(0.7%)
(Loss) income from continuing operations before income tax expense	(68,271)	10,533	(748.2%)	(502,070)	(272,119)	84.5%
Provision for income tax expense	4,582	10,339	(55.7%)	31,457	29,209	7.7%
(Loss) income from continuing operations	(72,853)	194	(37653.1%)	(533,527)	(301,328)	77.1%
Loss from discontinued operations, net of income tax expense	(3,291)	(11,735)	(72.0)%	(20,191)	(30,830)	(34.5%)
Net loss	$(76,144)	$(11,541)	559.8%	$(553,718)	$(332,158)	66.7%

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Salaries and benefits	47.1%	44.3%	45.9%	43.7%
Professional and medical director fees	2.4%	2.3%	2.6%	2.3%
Supplies	9.5%	8.9%	9.5%	9.3%
Other operating expenses	20.1%	22.6%	20.2%	21.3%
Provision for doubtful accounts	4.7%	3.0%	3.8%	2.9%
Depreciation and amortization	5.3%	5.3%	5.0%	5.4%
Recovery of amounts due from Richard M. Scrushy	(4.8%)	0.0%	(1.5%)	0.0%
Recovery of amounts due from Meadowbrook	0.0%	(4.9%)	0.0%	(1.6%)
Loss on disposal of assets	0.4%	0.1%	0.0%	0.6%
Impairments	0.0%	0.2%	0.2%	1.1%
Government, class action, and related settlements expense	3.9%	0.0%	2.0%	9.0%
Professional fees—accounting, tax, and legal	3.3%	4.3%	4.4%	4.7%
Total operating expenses as a % of net operating revenues	91.9%	86.0%	92.1%	98.7%

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

Volume decreases in our operating segments was the primary factor that contributed to the declining Net operating revenues for the three and nine months ended September 30, 2006 compared to the same periods of 2005. Our inpatient segment reduced its “non-compliant” case volumes (i.e., cases involving diagnoses not included on the list of 13 qualifying medical conditions under the 75% Rule) due to the continued phase-in of the 75% Rule. Surgery centers that became equity method investments rather than consolidated entities after the third quarter of 2005, facility closures that did not qualify as discontinued operations, and market competition negatively impacted volumes in our surgery centers segment. Competition from physician-owned similar sites, the nationwide physical therapist shortage, closure of underperforming facilities that did not qualify as discontinued operations, and the annual per beneficiary limitations on Medicare outpatient therapy services that became effective January 1, 2006 continued to negatively impact volumes in our outpatient segment. Competition from physician-owned diagnostic centers and the closure of underperforming facilities that did not qualify as discontinued operations continued to negatively impact volumes in our diagnostic segment.

Our inpatient segment was also negatively impacted by certain regulatory pricing changes implemented as of October 1, 2005. We were able to partially mitigate the negative impact of these pricing changes due to an increase in patient acuity that resulted from our efforts to comply with the 75% Rule and compliant case growth. In our surgery centers and outpatient segments, we were able to partially offset the negative impact of declining volumes through improvement in net revenue per case or visit. The change in Net operating revenues by segment is discussed in more detail in this Item, “Segment Results of Operations.”

Salaries and Benefits

Salaries and benefits represent the most significant cost to us and include all amounts paid to full- and part-time employees, including all related costs of benefits provided to employees. It also includes amounts paid for contract labor.

For the three and nine months ended September 30, 2006, Salaries and benefit continued to increase as a percent of Net operating revenues. This is based primarily on two factors. First, shortages of therapists and nurses have caused us to raise salaries to retain current employees and to increase our utilization of higher-priced contract labor to properly care for our patients. Second, as a result of our efforts to comply with the 75% Rule, we are increasingly treating higher acuity (i.e., sicker) patients, which has resulted in increased labor costs in our inpatient segment. These increased labor costs resulting from higher salaries, greater reliance on contract labor and higher case-mix acuity, along with routine inflationary increases, are occurring in a flat or declining unit pricing environment. In addition, as noted earlier in this Item, stock-based compensation increased by approximately $3.1million and $9.0 million during the three and nine months ended September 30, 2006, respectively, due to our adoption of FASB Statement No. 123(R) on January 1, 2006. As a result of these factors, Salaries and benefits increased as a percent of Net operating revenues in each period.

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

The increase in Professional and medical director fees for the three and nine months ended September 30, 2006 compared to the same period of 2005 is due primarily to increased professional fees in our inpatient segment due to fees paid to a consulting firm for process standardization of billing and collecting procedures and assistance with technology enhancements with installation of upgraded patient accounting systems.

Supplies

Supplies include costs associated with supplies used while providing patient care at our facilities. Examples include pharmaceuticals, implants, bandages, food, and other similar items. For each period presented, our inpatient and surgery centers segments comprise over 94% of our Supplies expense.

Supplies expense in the three and nine months ended September 30, 2006 increased as a percent of Net operating revenues due primarily to the reasons discussed above under “Salaries and Benefits.” As a result of our efforts to comply with the 75% Rule in our inpatient segment, we are increasingly treating higher acuity patients, which has resulted in increased supply costs for the segment. These increased supply costs are occurring in a flat or declining unit pricing environment. As a result, our Supplies expense is increasing as a percent of Net operating revenues.

Other Operating Expenses

Other operating expenses include costs associated with managing and maintaining our operating facilities as well as the general and administrative costs related to the operation of our corporate office. These expenses include such items as repairs and maintenance, utilities, contract services, rent, professional fees, and insurance.

Other operating expenses were lower in the three months ended September 30, 2006 compared to the same period of 2005 due to declining volumes in our inpatient segment, facility closures throughout 2005 in our outpatient segment, decreased professional fees associated with projects related to our compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and other similar services from accounting and consulting firms, and a reduction in insurance premiums based on revised actuarial estimates.

Other operating expenses were lower for the nine months ended September 30, 2006 compared to the same period of 2005 due primarily to the reasons discussed above. In addition, as discussed in more detail in Note 3, Investment in and Advances to Nonconsolidated Affiliates, to our accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), Other operating expenses for the nine months ended September 30, 2006 also include a $6.9 million gain related to the repayment of a formerly fully reserved note receivable from Source Medical and a $6.0 million gain related to the elimination of our former guarantee of a promissory note for Source Medical. Other operating expenses for the nine months ended September 30, 2005 also include the net gain on lease termination recorded during the first quarter of 2005 related to the Greenery facilities, as discussed earlier in this item.

Provision for Doubtful Accounts

For the three and nine months ended September 30, 2006, our Provision for doubtful accounts increased as a percent of Net operating revenues due primarily to a reassessment of current collection activities and payment trends in our inpatient and diagnostic segments. The installation of new collections software within our inpatient segment negatively impacted collection activity during the second and third quarters of 2006, but we believe this distraction and negative impact will be temporary. For the nine months ended September 30, 2006, our Provision for doubtful accounts was higher as a percent of Net operating revenues when compared to the same period of 2005 also due to a reassessment of our Refunds due patients and other third-party payors liability during the first quarter of 2005, as discussed in more detail in this Item, “Segment Results of Operations—Diagnostic.”

Depreciation and Amortization

The decreases in Depreciation and amortization during the three and nine months ended September 30, 2006 over the comparable periods in 2005 are due to impairment charges in 2005 that decreased the depreciable base of our assets, an increase in fully depreciated assets within our operating segments, and fewer dollars spent on capital expenditures in 2006.

Loss on Disposal of Assets

The net loss on asset disposals in each period resulted from various asset sales and disposals primarily in our operating segments. The $14.0 million net loss on asset disposals for the nine months ended September 30, 2005 primarily resulted from asset disposals at inpatient rehabilitation facilities in Florida and Arizona.

Interest Expense and Amortization of Debt Discounts and Fees

The decrease in Interest expense and amortization of debt discounts and fees for the three and nine months ended September 30, 2006 was the result of decreased amortization charges offset by increased interest expense.

Amortization of debt discounts and fees was approximately $6.3 million and $14.0 million less during the three and nine months ended September 30, 2006, respectively, compared to the same periods of 2005. Amortization for the three and nine months ended September 30, 2005 includes the amortization of consent fees associated with debt that was extinguished as part of the 2006 recapitalization transactions discussed in Note 4, Long-term Debt, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report. The amortization for the nine months ended September 30, 2005 also includes the amortization related to our 6.875% Senior Notes that were repaid in June 2005.

Due to the recapitalization transactions and the private offering of senior notes described in Note 4, Long-term Debt, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report, our average interest rate for the three months ended September 30, 2006 approximated 9.7% compared to an average interest rate of 8.7% for the same period of 2005. For the nine months ended September 30, 2006, our average interest rate approximated 9.3% compared to an average rate of 8.7% for the same period of 2005. This increase in average interest rates contributed to an approximate $7.7 million and $16.6 million of increased interest expense during the three and nine months ended September 30, 2006, respectively. The impact of the increase in average interest rates was offset by lower average borrowings, which decreased interest expense by approximately $1.8 million and $5.5 million during the three and nine months ended September 30, 2006, respectively.

Equity in Net Income of Nonconsolidated Affiliates

The increase in Equity in net income of nonconsolidated affiliates for the three months ended September 30, 2006 compared to the same period of 2005 is due to four surgery centers that became equity method investments rather than consolidated entities after the third quarter of 2005. The decrease in Equity in net income of nonconsolidated affiliates for the nine months ended September 30, 2006 compared to the same period of 2005 is due to the recovery of approximately $6.9 million of equity losses during the first quarter of 2005.

Minority Interests in Earnings of Consolidated Affiliates

Minority interests in earnings of consolidated affiliates represent the share of net income or loss allocated to members or partners in our consolidated entities. As of September 30, 2006 and December 31, 2005, the number and average external ownership interest in these consolidated entities were as follows:

	As of September 30, 2006	As of December 31, 2005
Active consolidated affiliates	246	257
Average external ownership interest	33.9%	33.6%

Approximately 78% of our active consolidated affiliates at September 30, 2006 and December 31, 2005, are in our inpatient and surgery centers segments. Fluctuations in Minority interests in earnings of consolidated affiliates are primarily driven by trends experienced in our surgery centers segment, and, to a lesser extent, trends in our inpatient division.

(Loss) Income from Continuing Operations Before Income Tax Expense

Our income from continuing operations before income tax expense (“pre-tax income from continuing operations”) decreased for the three months ended September 30, 2006 compared to the same period of 2005 due primarily to declining volumes, the $28.7 million loss related to our interest rate swap, the recording of $28.4 million of Government, class action, and related settlements expense, and an increase in our Provision for Doubtful Accounts, as discussed above.

Our loss from continuing operations before income tax expense (“pre-tax loss from continuing operations”) for the nine months ended September 30, 2006 includes a $361.1 million Loss on early extinguishment of debt related to our recapitalization transactions in the first quarter of 2006. Our pre-tax loss from continuing operations for the nine months ended September 30, 2005 includes a $215.0 million settlement associated with our securities litigation. If we exclude these items, our pre-tax loss from continuing operations for the nine months ended September 30, 2006 is $141.0 million, and our pre-tax loss from continuing operations for the nine months ended September 30, 2005 is $57.1 million, resulting in an increase of $83.9 million period over period. As discussed earlier in this Item, we recorded a $30.5 million net gain on lease termination during the nine months ended September 30, 2005. The remainder of the difference relates primarily to the items discussed above.

Provision for Income Tax Expense

For the three months ended September 30, 2006, we realized a $4.6 million income tax expense from continuing operations compared to a $10.3 million income tax expense for the same period of 2005. Quarter over quarter, interest income with respect to expected income tax refunds resulting from updated prior tax filings, which are still in progress, increased by $2.3 million.

For the nine months ended September 30, 2006, we realized a $31.5 million income tax expense from continuing operations compared to a $29.2 million income tax expense for the same period of 2005. During the first quarter of 2006, we filed a request for a tax accounting method change which accelerated the amortization of certain indefinite-lived assets. This tax accounting method change gave rise to an additional difference between the book and tax bases of the assets effected and, accordingly, resulted in our recording an additional deferred tax liability and deferred tax expense of approximately $8.3 million related to these indefinite-lived assets during the nine months ended September 30, 2006.

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

Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements included in our May 2006 Form 8-K.

Under our new Credit Agreement, our Adjusted Consolidated EBITDA for the three and nine months ended September 30, 2006 and 2005 was as follows:

Reconciliation of Net Loss to Adjusted Consolidated EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In Thousands)
Net loss	$(76,144)	$(11,541)	$(553,718)	$(332,158)
Loss from discontinued operations	3,291	11,735	20,191	30,830
Provision for income tax expense	4,582	10,339	31,457	29,209
Loss on interest rate swap	28,711	—	13,922	—
Loss (gain) on sale of marketable securities	107	—	121	(10)
Interest income	(1,253)	(3,739)	(9,610)	(10,618)
Interest expense and amortization of debt discounts and fees	82,493	82,904	250,647	253,530
(Gain) loss on early extinguishment of debt	(6)	—	365,636	33
Professional fees—accounting, tax, and legal	23,774	33,072	100,402	113,429
Government, class action, and related
settlements expense	28,420	—	45,733	215,000
Impairment charges	200	1,460	4,022	26,375
Net non-cash loss on disposal of assets	3,448	2,385	8,830	16,672
Depreciation and amortization	38,473	40,249	113,726	128,694
Compensation expense under FASB Statement No. 123(R)	3,595	—	11,630	—
Sarbanes-Oxley related costs	861	7,738	4,237	22,965
Restructuring activities under FASB Statement No. 146	1,348	249	4,579	7,456
Adjusted Consolidated EBITDA	$141,900	$174,851	$411,805	$501,407

Reconciliation of Adjusted Consolidated EBITDA to Net Cash (Used In) Provided By Operating Activities

	Nine Months Ended September 30,
	2006	2005
	(In Thousands)
Adjusted Consolidated EBITDA	$411,805	$501,407
Professional fees—accounting, tax, and legal	(100,402)	(113,429)
Sarbanes-Oxley related costs	(4,237)	(22,965)
Interest expense and amortization of debt discounts and fees	(250,647)	(253,530)
Interest income	9,610	10,618
Provision for doubtful accounts	86,364	68,583
Net gain on disposal of assets	(7,977)	(2,656)
Amortization of debt issue costs, debt discounts, and fees	16,312	30,371
Amortization of restricted stock	2,654	1,358
Accretion of debt securities	(53)	(117)
Loss on sale of investments, excluding marketable securities	1,103	3,420
Equity in net income of nonconsolidated affiliates	(16,841)	(21,115)
Distributions from nonconsolidated affiliates	10,455	15,615
Minority interest in earnings of consolidated affiliates	78,367	78,895
Stock-based compensation	8,976	—
Compensation expense under FASB Statement No. 123(R)	(11,630)	—
Current portion of income tax provision	(10,670)	(16,244)
Restructuring charges under FASB Statement No. 146	(4,579)	(7,456)
Recovery of amounts due from Richard M. Scrushy	(35,000)	—
Net cash settlement on interest rate swap	1,448	—
Other operating cash used in discontinued operations	(25,271)	(42,879)
Change in government, class action, and related settlements liability	(87,171)	(133,548)
Change in assets and liabilities, net of acquisitions*	(148,251)	(7,766)
Net Cash (Used In) Provided By Operating Activities*	$(75,635)	$88,562

*

See this Item, “Liquidity and Capital Resources—Sources and Uses of Cash,” for a discussion of changes in operating cash and assets and liabilities. The change during the nine months ended September 30, 2006 primarily resulted from declining volumes in each of our operating segments, increased receivable balances (due to current collection trends, the $35.0 million receivable recorded as a recovery from Mr. Scrushy, and a delay in Medicare payments), and non-cash reductions in various accrued expenses, including a reduction in estimates associated with legal fees owed to Mr. Scrushy, as discussed in this Item, “Segment Results of Operations – Corporate and Other.”

Adjusted Consolidated EBITDA decreased for the three and nine months ended September 30, 2006 due to the declining volumes experienced by each of our operating segments and the increase to our Provision for Doubtful Accounts, as discussed above. Adjusted Consolidated EBITDA for the nine months ended September 30, 2006 includes the recovery of incentive bonuses from Mr. Scrushy, as discussed above. Adjusted Consolidated EBITDA for the nine months ended September 30, 2005 includes the net gain on lease termination recorded for the Greenery facilities and the Meadowbrook recovery, as discussed above.

Segment Results of Operations

Our internal financial reporting and management structure is focused on the major types of services provided by HealthSouth. We currently provide various patient care services through four operating divisions and certain other services through a fifth division, which correspond to our five reporting business segments: (1) inpatient, (2) surgery centers, (3) outpatient, (4) diagnostic, and (5) corporate and other. For additional information regarding our business segments, including a detailed description of the services we provide and financial data for each segment, please see Item 1, Business, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to our May 2006 Form 8-K and Note 12, Segment Reporting, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

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

Future changes to this organizational structure may result in changes to the reportable segments disclosed. For the three and nine months ended September 30, 2006 and 2005, our results of operations by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In Thousands, Except Average Length of Stay)
Net operating revenues
Inpatient	$419,879	$440,092	$1,303,309	$1,358,389
Surgery Centers	177,348	180,912	555,202	579,102
Outpatient	77,934	87,571	251,404	286,042
Diagnostic	51,846	52,817	153,603	160,627
Corporate and Other	4,200	23,341	43,218	71,859
Operating earnings (loss)*
Inpatient	$86,030	$105,993	$277,691	$309,859
Surgery Centers	21,204	18,206	67,532	66,823
Outpatient	4,598	8,279	21,547	23,144
Diagnostic	(10,384)	71	(23,819)	5,243
Corporate and Other	(56,725)	(42,702)	(223,202)	(430,833)
Volumes
Inpatient
Discharges	25	26	77	79
Outpatient visits	354	397	1,102	1,254
Average length of stay	15 days	16 days	15 days	16 days
Surgery Centers
Cases	137	149	429	455
Outpatient
Visits	769	917	2,459	2,937
Diagnostic
Scans	164	173	503	529

*

Results of operations for each operating segment include divisional overhead, but exclude corporate overhead. All corporate overhead is included in our corporate and other segment. See Note 25, Segment Reporting, to the financial statements included in our May 2006 Form 8-K for additional information.

Operating earnings (loss) includes the effect of minority interests in earnings of consolidated affiliates and equity in the net income of nonconsolidated affiliates.

Inpatient

For the three and nine months ended September 30, 2006 and 2005, our inpatient segment comprised approximately 57% of our consolidated Net operating revenues.

During 2006, the following notable events have occurred within our inpatient segment:

•	In April 2006, HealthSouth Ridge Lake Hospital, our 40-bed long term acute care hospital in Sarasota, Florida, received its license approval.
•	In June 2006, we opened HealthSouth Rehabilitation Hospital of Petersburg, a 40-bed rehabilitation facility in Petersburg, Virginia.
•

In October 2006, we closed a transaction to sell Cedar Court Rehabilitation Hospital in Melbourne, Australia, and related assets (“Cedar Court”), to Epworth Foundation and ING Management Limited. The Cedar Court assets include a 74-bed rehabilitation hospital and outpatient center, a stand alone rehabilitation facility at the Oasis Leisure Center, and an occupational medicine rehabilitation therapy business. Cedar Court is included in discontinued operations in our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

•

In August 2006, we completed a business consolidation agreement with TMC HealthCare in Tucson, Arizona to provide rehabilitation services. Under the agreement, HealthSouth Rehabilitation Institute of Tucson now provides rehabilitation and therapy services historically provided at El Dorado Hospital in Tucson and select TMC outpatient therapies.

•

The lease associated with Central Georgia Rehabilitation Hospital in Macon, Georgia expired on September 30, 2006 and was not extended. This facility included 58 rehabilitation beds and an outpatient rehabilitation satellite facility.

•

As discussed earlier in this Item, and consistent with the court order dated January 2006, in September 2006, we completed the transition of our former Braintree and Woburn IRFs. Our 2005 results of operations include the applicable management fees for these facilities for the entire year. Our 2006 results of operations include the applicable management fees for these facilities for only nine months. For the three months ended September 30, 2006 and 2005, these management fees approximated $1.2 million and $1.3 million, respectively. These management fees approximated $3.9 million and $6.8 million for the nine months ended September 30, 2006 and 2005, respectively.

•	In November 2006, the acquisition of the 48-bed Wichita Valley (Texas) Rehabilitation Hospital was announced through a joint venture by our inpatient division.

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

On November 1, 2006, CMS issued a final rule that will update the payment methodology under the physician fee schedule beginning January 1, 2007. Specifically, the rule would update the work relative value units based on the five-year review required under statute, implement a new payment methodology for practice expense relative value units, and apply a negative budget neutrality adjustment to the work order relative value units. These changes, combined with a 5% reduction to the payment conversion factor under the physician fee schedule, will result in lower reimbursement to us for outpatient services. We are currently evaluating the impact of this final rule on our business, financial position, results of operations, and cash flows.

As is the case with most acute care facilities, the third and fourth quarters of each year are historically the least profitable quarters for our inpatient segment.

Net Operating Revenues

Our inpatient segment’s Net operating revenues for the three months ended September 30, 2006 were 4.6% lower than the comparable period of 2005. The decrease was primarily due to a reduction of non-compliant case volumes due to the continued phase-in of the 75% Rule. In 2005, our IRFs were required to operate at a 50% minimum qualifying patient mix threshold under the 75% Rule. In 2006, the minimum qualifying patient mix threshold increased to 60% causing further reductions of non-compliant case volumes. Our inpatient segment also experienced a decrease in outpatient volumes due to the decrease in our inpatient volumes, changes in patient-program mix, shortages in therapy staffing, and continued competition from physicians offering physical therapy services within their own offices. Certain regulatory pricing changes implemented as of October 1, 2005 also negatively impacted Net operating revenues for the quarter. These changes are discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition, “Segment Results of Operations—Inpatient,” to our May 2006 Form 8-K. However, we were able to mitigate a portion of these unit price reductions by achieving an approximate 4.9% compliant case growth during the three months ended September 30, 2006 compared to the same period of 2005. This compliant case growth also increased the acuity of our patients quarter over quarter.

Our inpatient segment’s Net operating revenues for the nine months ended September 30, 2006 were 4.1% lower than the comparable period of 2005. The decrease was primarily due to a reduction of non-compliant case volumes. Discharges were lower than the same period of 2005 due to the continued phase-in of the 75% Rule. Our inpatient segment also experienced a decrease in outpatient volumes due to the reasons described above for the three months ended September 30, 2006. The regulatory pricing changes mentioned above also negatively impacted the results for the nine months ended September 30, 2006 compared to the same period of 2005. During the nine months ended September 30, 2006, we achieved compliant case growth of approximately 5.4% to mitigate a portion of these unit price reductions.

Operating Earnings

Operating earnings of our inpatient segment decreased for the three and nine months ended September 30, 2006 due primarily to continued volume decline, as discussed above, as well as increased labor and supply costs without a proportionate increase in pricing. As discussed earlier in this Item, the increased acuity of our patients results in increased labor and supply costs during this period of declining unit pricing within our inpatient segment.

In addition, operating earnings of our inpatient segment during the three and nine months ended September 30, 2006 were negatively impacted by fees paid to a consulting firm for process standardization of billing and collecting procedures and assistance with technology enhancements with installation of upgraded patient accounting systems, which also resulted in an increase in our inpatient segment’s Provision for Doubtful Accounts based on a reassessment of current collection activities and payment trends. However, we believe this distraction and negative impact to our Provision for Doubtful Accounts will be temporary. This negative impact was offset by the receipt of recoveries for insurance claims filed due to hurricane damage incurred in prior periods.

Our inpatient facilities are currently operating at the applicable minimum qualifying patient mix threshold under the 75% Rule. Due in large part to our continued compliance with the 75% Rule, as well as unit price reductions resulting from IRF-PPS changes that became effective October 1, 2005, our inpatient segment’s results of operations for the full year 2006 will be negatively impacted as compared to 2005. To combat these issues, we will continue to aggressively attempt to mitigate the impact of the 75% Rule by focusing our marketing efforts on compliant cases, managing our expenses by standardizing our labor and supply practices, and developing new post-acute services that are complementary to our IRFs.

Surgery Centers

Net Operating Revenues

Our surgery centers segment’s Net operating revenues for the three months ended September 30, 2006 were 2.0% lower than the comparable period of 2005. Approximately $5.1 million of this net decrease was due to the reclassification of four surgery centers that became equity method investments rather than consolidated entities after the third quarter of 2005. The net decrease also resulted from seven facility closures, quarter over quarter, which did not qualify as discontinued operations, as well as market competition and physician turnover, partially offset by favorable pricing.

Net operating revenues for the nine months ended September 30, 2006 were 4.1% lower than the comparable period of 2005. Approximately $14.1 million of the decrease is due to five surgery centers that became equity method investments rather than consolidated entities during the applicable period. An additional $7.0 million of the decrease is due to seven facility closures that did not qualify as discontinued operations. The remaining decrease resulted from market competition and physician turnover.

Operating Earnings

Although Net operating revenues decreased during the three months ended September 30, 2006 when compared to the same period of 2005, operating earnings for the three months ended September 30, 2006 increased. This is primarily due to the impact of Salaries and benefits reductions during the quarter. A reduction in full-time equivalents that resulted from facilities that became equity method investments rather than consolidated entities and facility closures discussed above and a reduction in workers’ compensation premiums (before the impact of minority interest) due to lower headcount, recent claims history, and updated actuarial calculations decreased Salaries and benefits quarter over quarter.

Operating earnings for the nine months ended September 30, 2006 include approximately $1.6 million of long-lived asset impairment charges. Facility closings and facilities experiencing negative cash flows from operations resulted in the segment recognizing an impairment charge. We determined the fair value of the impaired long-lived assets based on the assets’ estimated fair value using valuation techniques that included discounted cash flows and third-party appraisals. A similar charge of approximately $0.3 million is included in the segment’s operating earnings for the nine months ended September 30, 2005.

Operating earnings for the nine months ended September 30, 2006 showed improvement over the comparable period of 2005 as the segment’s cost management initiatives began to achieve results. Although net operating revenues decreased during the nine months ended September 30, 2006 compared to the same period of 2005, operating earnings as a percent of Net operating revenues increased from 11.5% to 12.2% period over period. Excluding the impairment charges discussed above, operating earnings as a percent of Net operating revenues increased from 11.6% to 12.4% during the nine months ended September 30, 2005 and 2006, respectively. Operating earnings for the nine months ended September 30, 2005 include the recovery of equity losses from nonconsolidated affiliates.

Our surgery centers segment faces a changing reimbursement environment. For example, the Deficit Reduction Act of 2005 caps payments for ASC procedures in 2007 at the lesser of the ASC or hospital outpatient prospective payment system (“OPPS”) payment rate. In addition, on August 8, 2006, CMS issued a proposed rule that would substantially change Medicare reimbursement for ASC procedures. The proposed rule would revise ASC payment rates to be based on 221 Ambulatory Payment Classifications currently used to categorize procedures under OPPS and would tentatively set calendar year 2008 ASC payment rates at 62% of applicable OPPS payment rates.

Beginning in 2010, the ASC conversion factor would be updated by the consumer price index for urban consumers. The proposed rule would also expand the list of ASC approved procedures in 2008. CMS proposes to phase in the new payment system over two years.

While difficult to predict, we believe these proposed changes could have a neutral to positive impact on our surgery centers segment’s Net operating revenues once the new system is in place, depending upon the rule’s overall effect on unit pricing and our ability to realize increased case volume as the list of approved ASC procedures is expanded. However, the proposed rule has not been finalized and we cannot provide any assurance that the rule will be finalized in its current form or that the rule, if finalized in its current form, will have the impact we predict. Moreover, we believe the proposed rule disproportionately impacts certain specialties. We are working with a coalition of ASC companies and associations to provide data to CMS supporting a number of modifications to the proposed rule.

On November 1, 2006, CMS released changes to the ASC approved procedure list and ASC payment rates, effective January 1, 2007. Twenty-one procedures are being added to the ASC approved procedure list. Payments for 275 procedures will be capped at the OPPS rate. We are currently evaluating the impact of the final rule on our surgery centers segment. This final rule, which also includes 2007 OPPS payment rates, does not cover changes to the ASC payment system that will take effect in 2008. If the final rule relating to the 2008 ASC payment system changes results in downward adjustment to ASC reimbursement rates or limits the expansion of covered surgical procedures, it could have a material adverse effect on our business, financial position, results of operations, and cash flows.

Our focus within our surgery centers segment continues to be on increasing volumes and continuing our resyndication activities. Consistent with the results of operations for the nine months ended September 30, 2006, we expect to continue to see margin expansion through labor and supply cost management initiatives, including the standardization of non-physician preference items. However, this margin expansion could be impacted by an increase in minority interests as we continue our resyndication efforts.

Outpatient

Net Operating Revenues

Patient visits to our outpatient facilities for the three and nine months ended September 30, 2006 were approximately 16% lower than the comparable periods of 2005. This decreased volume negatively impacted Net operating revenues by approximately $13.5 million during the three months ended September 30, 2006 and approximately $44.3 million during the nine months ended September 30, 2006. Management attributes the volume decline in each period to continued competition from physician-owned physical therapy sites, the nationwide physical therapist shortage, closures of underperforming facilities in 2005 that did not qualify as discontinued operations, and the annual per-beneficiary limitations on Medicare outpatient therapy services that became effective on January 1, 2006.

In both the three and nine months ended September 30, 2006, our outpatient segment was able to partially offset the negative revenue impact of declining volumes by achieving higher net patient revenue per visit due to its examination and elimination of managed care contracts with low reimbursement rates, an increase in manual therapy services, and the closure of underperforming facilities.

Operating Earnings

Operating earnings for the three and nine months ended September 30, 2006 include approximately $0.2 million and $0.5 million, respectively, of amortizable intangible asset and long-lived asset impairment charges. Facility closings and facilities experiencing negative cash flows from operations resulted in the segment recognizing an impairment charge. We determined the fair value of the impaired long-lived assets based on the assets’ estimated fair value using valuation techniques that included discounted cash flows and third-party appraisals. A similar charge of approximately $0.2 million is included in the segment’s operating earnings for the nine months ended September 30, 2005.

Operating earnings for the three months ended September 30, 2006 decreased due to declining volumes. Although management reduced total operating expenses during the third quarter of 2006, it was not enough to offset the decline in volumes for the quarter. While operating earnings for the nine months ended September 30, 2006 declined in terms of dollars due to the reasons discussed above, operating earnings showed improvement as a percent of Net operating revenues. This improvement reflects our outpatient segment’s efforts to control expenses while implementing sales objectives that should increase visits and market share going forward.

In July 2006, we closed a transaction to acquire the assets of Hurrle Orthopedic Physical Therapy, P.C. (“Hurrle”). This transaction gave HealthSouth ownership of Hurrle’s seven outpatient physical therapy facilities in the Indianapolis, Indiana area. The centers provide a number of outpatient rehabilitation services including physical therapy, sports medicine, and occupational therapy. In connection with this acquisition, we entered into noncompete agreements with the former owners and key employees of Hurrle. We also assumed certain facility operating leases as part of the acquisition. We accounted for this acquisition under the purchase method of accounting and reported the results of operations for each of these acquired centers from the date of acquisition as part of our outpatient segment. The results of operations of these acquired centers and assets are not material to our outpatient segment or to HealthSouth on a consolidated basis.

Our outpatient segment faces a changing reimbursement environment. The Balanced Budget Act of 1997 changed the reimbursement methodology for Medicare Part B therapy services from cost based to fee schedule payments. It also established two types of annual per-beneficiary limitations on outpatient therapy services provided outside of a hospital outpatient setting: (1) a $1,500 cap for all outpatient therapy services and speech language pathology services; and (2) a $1,500 cap for all outpatient occupational therapy services, as adjusted for inflation (per beneficiary per year caps are set at $1,740 for calendar year 2006 and $1,780 for calendar year 2007). These therapy caps are subject to certain exceptions relating to medically necessary services for calendar year 2006, although that exception process has not been extended for 2007. These therapy caps will have a negative impact on our Net operating revenues. The extent of that impact will depend on both the administration of the medical necessity exception process by CMS and the response of possible deferral of therapy treatment of Medicare patients subject to the cap or the reluctance of physicians to make therapy referrals that would be subject to the cap or the physician preference to send these therapy referrals to hospital outpatient departments where there is no cap on these services.

On November 1, 2006, CMS issued a final rule that will update the payment methodology under the physician fee schedule beginning January 1, 2007. Specifically, the rule would update the work relative value units based on the five-year review required under statute, implement a new payment methodology for practice expense relative value units and apply a negative budget neutrality adjustment to the work relative value units. These changes, combined with a 5% reduction to the payment conversion factor under the physician fee schedule, will result in lower reimbursement to us for outpatient services. We are currently evaluating the impact of this final rule on our business, financial position, results of operations, and cash flows.

Our facility rationalization and marketing initiatives within our outpatient segment are continuing to improve the segment’s operating results. However, while our current exposure to competition from physician-owned physical therapy sites is less than it was in 2005 as a result of our initiatives to diversify our referral sources, we expect to continue to be negatively impacted by continued competition from physician-owned physical therapy sites. We will also continue to be negatively impacted by the annual per-beneficiary limitations on Medicare outpatient therapy services. The extent of the impact of these limitations will depend on both the administration of the medical necessity exception process by the Centers for Medicare & Medicaid Services and the response of possible deferral of therapy treatment by patients subject to the therapy caps. For additional information regarding these limits, see Item 1, Business, “Sources of Revenues,” to our 2005 Form 10-K.

Diagnostic

Net Operating Revenues

Net operating revenues for the three and nine months ended September 30, 2006 decreased by 1.8% and 4.4%, respectively, over the comparable periods in 2005. These declines are attributable to lower scan volumes and, to a lesser extent, a shift in case mix to lower-paying modalities relative to comparable periods in 2005. The segment’s volume declines are primarily attributable to competition from physician-owned diagnostic centers and the closure of underperforming facilities during the latter part of 2005 and the first half of 2006 that did not qualify as discontinued operations. During the three and nine months ended September 30, 2006, our diagnostic segment also received approximately $2.9 million of other income related to insurance recoveries from hurricane damages incurred in prior periods.

Operating (Loss) Earnings

Operating earnings of our diagnostic segment decreased for the three and nine months ended September 30, 2006 due to declining volumes and an increase in operating expenses caused by non-capitalizable implementation charges related to a new enterprise information technology system, increased professional fees associated with the outsourcing of collection activities, and the repairs and maintenance of equipment. Based on our current collection activities and payment trends, our diagnostic segment increased its Provision for Doubtful Accounts during the three and nine months ended September 30, 2006 by $5.8 million and $9.1 million, respectively.

In addition, approximately $5.2 million of the decrease in operating earnings for the nine months ended September 30, 2006 is due to a reassessment of our Refunds due patients and other third-party payors liability in 2005 to update for allocations to various state jurisdictions and other payors. This change in estimate reduced our Refunds due patients and other third-party payors liability and the accompanying expense for our diagnostic segment by approximately $5.2 million in the first quarter of 2005. Operating loss for the nine months ended September 30, 2006 also includes a $1.2 million loss on disposal of assets. In addition, the assessment of closed facilities and facilities that had continuing negative cash flows from operations resulted in the segment recognizing a $1.9 million impairment charge related to long-lived assets during the nine months ended September 30, 2006. We determined the fair value of the impaired long-lived assets at a facility primarily based on the assets’ estimated fair value using valuation techniques that included discounted future cash flows and third-party appraisals.

Our diagnostic segment faces a changing reimbursement environment. On November 1, 2006, CMS issued a final rule that will update the payment methodology under the physician fee schedule beginning January 1, 2007. Specifically, the rule would update the work relative value units based on the five-year review required under statute, implement a new payment methodology for practice expense relative value unit, and apply a negative budget neutrality adjustment to the work relative value units. In addition, the final rule caps payment rates for imaging services under the physician fee schedule at the OPPS rate. The rule also finalizes a policy of reducing by 25% the payment for the technical component of multiple imaging procedures on contiguous body parts. The final rule will also implement, for the first time, 14 IDTF supplier standards to remain enrolled in the Medicare program. These changes, combined with a 5% reduction to the payment conversion factor under the physician fee schedule, will result in lower reimbursement to us for diagnostic services. We are currently evaluating the impact of this final rule on our business, financial position, results of operations, and cash flows.

This segment’s new management team is focused on increasing scan volume while reducing operating expenses. Volume initiatives include (1) the reorganization of the sales and marketing group, including the addition of a new vice president of sales, (2) the selective upgrade of equipment at a number of our high-volume sites, and (3) the continued implementation of software tools for our referring physicians and radiologists. Expense reduction initiatives include the sale or closure of underperforming facilities, the elimination of our dependence on consultants that are engaged in various aspects of our operating activities, and a standardization of our workflow and personnel costs at the facility level. In addition, we are continuing the implementation of a new enterprise software platform that will provide a clinical and administrative technology solution for the segment. We believe the implementation of this software will assist us in increasing referral volume, as well as improve our collection activities at a reduced cost. While these actions should result in improvement in the segment’s operating results, we anticipate that our operating performance during the fourth quarter will continue to be negatively impacted by the nonrecurring costs associated with these changes.

Corporate and Other

Net Operating Revenues

Changes in Net operating revenues from period to period primarily relate to changes in earned premiums of HCS, Ltd., a wholly owned subsidiary that handles medical malpractice, workers’ compensation, and other claims for HealthSouth. These revenues eliminate in consolidation. During the three and nine months ended September 30, 2006, we received the return of approximately $16.2 million in premiums from HCS due to updated actuarial calculations, current claims history, and fewer full-time equivalents.

Operating Loss

For the three months ended September 30, 2006, the increase in the operating loss for our corporate and other segment when compared to the same period of 2005 was due primarily to decreased Net operating revenues, as discussed above, increased stock-based compensation costs associated with our adoption of FASB Statement No. 123(R) on January 1, 2006, a $37.9 million recovery related to Meadowbrook in 2005, and the recording of $28.4 million of Government, class action, and related settlements expense. Amounts recorded as Government, class action, and related settlements expense include approximately $16.7 million related to ongoing settlement discussions with our subsidiary partnerships, $1.0 million related to our ERISA litigation, $1.0 million related to our agreement with the United States to settle civil allegations brought in federal False Claims Act lawsuits regarding alleged improper billing practices relating to certain orthotic and prosthetic devices, $1.9 million related to the Goodreau litigation, and $7.8 million for other ongoing settlement discussions. For additional information regarding these settlements, ongoing discussions, and litigation, see Note 24, Contingencies and Other Commitments, to our May 2006 Form 8-K and Note 11, Contingencies, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

These increased costs were offset by decreases in consulting fees for strategic planning and other projects, a decrease in insurance costs, recovery of $35.0 million from Richard M. Scrushy, our former Chief Executive Officer, as discussed earlier in this Item, and a $10.0 million reduction in litigation reserves associated with legal fees claimed by Mr. Scrushy. Under our bylaws and certain indemnification agreements, Mr. Scrushy requested that we reimburse him for costs relating to his criminal defense. During 2004 and 2005, we accrued an estimate of these legal fees based on his claim. In August and October 2006, an arbitration panel awarded Mr. Scrushy approximately $21 million in legal fees to be reimbursed by us to him. In connection with this ruling, we reduced our previous estimate of these fees by approximately $10.0 million.

Our operating loss for the corporate and other segment decreased for the nine months ended September 30, 2006 when compared to the same period of 2005 due primarily to the securities litigation settlement discussed in Note 10, Settlements, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. The results for the nine months ended September 30, 2005 also include $24.4 million of long-lived asset impairment charges primarily related to our Digital Hospital. The impairment of the Digital Hospital was determined using a weighted average fair value approach that considered a 2003 appraisal of the property and other potential scenarios. This segment’s operating loss for the nine months ended September 30, 2006 includes the removal of the $6.0 million liability related to Source Medical and the repayment of the $6.9 million note receivable from Source Medical, as discussed above and in Note 3, Investment in and Advances to Nonconsolidated Affiliates, to our accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited). As discussed above, decreases in consulting fees and insurance costs, as well as the recovery from Mr. Scrushy and reduction in litigation reserves, decreased our operating loss for the nine months ended September 30, 2006.

As discussed above in this Item, “Consolidated Results of Operations,” this segment’s results of operations for the nine months ended September 30, 2005 also include a $30.5 million net gain resulting from the lease termination of the Greenery facilities. The corporate and other segment’s operating loss for the nine months ended September 30, 2006 also includes approximately $45.1 million under the caption Government, class action, and related settlements expense. This amount includes $3.0 million related to the non-prosecution agreement reached with the DOJ, $27.4 million related to ongoing settlement discussions with our subsidiary partnerships, $4.0 million related to our agreement with the United States to settle civil allegations brought in federal False Claims Act lawsuits regarding alleged improper billing practices related to certain orthotic and prosthetic devices, as well as amounts for the ERISA litigation, and other settlements and legal matters discussed above.

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

Results of Discontinued Operations

During the three months ended September 30, 2006, we identified 2 entities within our inpatient segment, 6 surgery centers, 20 outpatient rehabilitation facilities, and 7 diagnostic centers that met the requirements of FASB Statement No. 144 to report as discontinued operations. During the nine months ended September 30, 2006, we identified 3 entities within our inpatient segment, 10 surgery centers, 40 outpatient rehabilitation facilities, 10 diagnostic centers, and 1 other facility that met the requirements of FASB Statement No. 144 to report as discontinued operations. For the facilities identified during these periods that met the requirements of FASB Statement No. 144 to report as discontinued operations, we reclassified our condensed consolidated balance sheet as of December 31, 2005, presented our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2005, and presented our statement of cash flows for the nine months ended September 30, 2005 to show the results of those facilities as discontinued operations.

The operating results of discontinued operations, by operating segment and in total, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In Thousands)
Inpatient:
Net operating revenues	$8,493	$8,839	$25,258	$26,029
Costs and expenses	11,755	7,359	26,379	22,347
Impairments	—	—	1,837	—
(Loss) income from discontinued operations	(3,262)	1,480	(2,958)	3,682
(Loss) gain on disposal of assets of discontinued operations	(99)	(10)	(32)	303
Income tax (expense) benefit	(1,771)	113	(1,915)	(1,435)
(Loss) income from discontinued operations	$(5,132)	$1,583	$(4,905)	$2,550
Surgery Centers:
Net operating revenues	$3,029	$7,243	$11,523	$30,741
Costs and expenses	6,633	11,143	17,033	36,169
Impairments	—	241	—	241
Loss from discontinued operations	(3,604)	(4,141)	(5,510)	(5,669)
Gain on disposal of assets of discontinued operations	529	1,995	6,930	4,854
Income tax expense	—	—	—	—
(Loss) income from discontinued operations	$(3,075)	$(2,146)	$1,420	$(815)
Outpatient:
Net operating revenues	$727	$3,773	$3,439	$17,629
Costs and expenses	1,459	5,066	5,049	20,622
Impairments	—	—	—	—
Loss from discontinued operations	(732)	(1,293)	(1,610)	(2,993)
Gain (loss) on disposal of assets of discontinued operations	450	(26)	154	379
Income tax expense	—	—	—	—
Loss from discontinued operations	$(282)	$(1,319)	$(1,456)	$(2,614)
Diagnostic:
Net operating revenues	$380	$2,427	$3,583	$9,613
Costs and expenses	2,179	2,922	8,311	12,375
Impairments	—	—	994	—
Loss from discontinued operations	(1,799)	(495)	(5,722)	(2,762)
Gain (loss) on disposal of assets of discontinued operations	4,435	(30)	4,009	1,410
Income tax expense	—	—	—	—
Income (loss) from discontinued operations	$2,636	$(525)	$(1,713)	$(1,352)
Corporate and Other:
Net operating revenues	$2,345	$10,479	$16,560	$66,548
Costs and expenses	982	19,807	23,990	88,815
Impairments	—	—	—	6,589
Income (loss) from discontinued operations	1,363	(9,328)	(7,430)	(28,856)
Gain (loss) on disposal of assets of discontinued operations	1,199	—	(6,107)	257
Income tax expense	—	—	—	—
Income (loss) from discontinued operations	$2,562	$(9,328)	$(13,537)	$(28,599)
Total:
Net operating revenues	$14,974	$32,761	$60,363	$150,560
Costs and expenses	23,008	46,297	80,762	180,328
Impairments	—	241	2,831	6,830
Loss from discontinued operations	(8,034)	(13,777)	(23,230)	(36,598)
Gain on disposal of assets of discontinued
operations	6,514	1,929	4,954	7,203
Income tax (expense) benefit	(1,771)	113	(1,915)	(1,435)
Loss from discontinued operations	$(3,291)	$(11,735)	$(20,191)	$(30,830)

Inpatient. As noted earlier in this Item, “Segment Results of Operations – Inpatient,” in October 2006, we closed a transaction to sell Cedar Court. Also as discussed earlier in this Item, the lease associated with Central Georgia Rehabilitation Hospital expired on September 30, 2006 and will not be extended. These facilities are the two entities identified as discontinued operations of our inpatient segment during the third quarter of 2006.

Net operating revenues and costs and expenses for the three and nine months ended September 30, 2006 and 2005 primarily relate to these two entities. The costs and expenses for the three and nine months ended September 30, 2006 include an approximate $3.2 million liability owed to the lessor upon termination of our lease at the Central Georgia Rehabilitation Hospital. The $1.8 million impairment charge included in the loss from discontinued operations for the nine months ended September 30, 2006 represents the difference between the expected sales price and the net book value of an entity identified as a discontinued operation of our inpatient segment during the second quarter of 2006. The income tax amounts included in the three and nine months ended September 30, 2006 and 2005 relate to the Cedar Court transaction.

Surgery Centers. Our surgery segment identified six surgery centers as discontinued operations during the three months ended September 30, 2006 and identified a total of ten surgery centers as discontinued operations during the nine months ended September 30, 2006. Fourteen surgery centers were identified as discontinued operations throughout 2005. Both the decline in net operating revenues and the decline in costs and expenses in each period were due to the timing of the sale or closure of these facilities.

The net gain on disposal of assets for the three months ended September 30, 2006 primarily relates to a gain of $0.5 million related to the sale of one of our Pennsylvania surgery centers. For the nine months ended September 30, 2006, the net gain on asset disposals also includes an approximate $5.4 million gain recorded on the sale of three facilities located in Tennessee and Florida during the first quarter of 2006. The net gain on asset disposals for the three months ended September 30, 2005 primarily relates to a gain of $2.0 million related to the sale of one of our New Jersey surgery centers. For the nine months ended September 30, 2005, the net gain on asset disposals also includes gains recorded on the sale of two surgery centers in Arizona and one in Florida.

Outpatient. Our outpatient segment identified 20 facilities as discontinued operations during the three months ended September 30, 2006 and identified a total of 40 facilities as discontinued operations during the nine months ended September 30, 2006. During 2005, our outpatient segment identified 185 facilities as discontinued operations. The timing of the closure of these facilities drove the change in net operating revenues and costs and expenses in each period.

Diagnostic. Our diagnostic segment identified seven facilities as discontinued operations during the three months ended September 30, 2006 and identified a total of ten facilities as discontinued operations during the nine months ended September 30, 2006. During 2005, our diagnostic segment identified seven facilities as discontinued operations. The timing of the sale or closure of these facilities drove the change in net operating revenues and costs and expenses in each period. The net gain on disposal of assets during the three and nine months ended September 30, 2006 primarily relates to the sale of one of our diagnostic centers in Texas.

Corporate and Other. During the nine months ended September 30, 2006, our corporate and other segment identified one facility as discontinued operations. During 2005, our corporate and other segment identified eleven facilities as discontinued operations.

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

The change in net operating revenues and costs and expenses between the two comparable periods in 2006 and 2005 relates primarily to the performance and eventual sale of the Birmingham Medical Center. The $6.6 million impairment charge in the nine months ended September 30, 2005 primarily relates to an impairment charge for a closed medical center. The net gain on disposal of assets in the three months ended September 30, 2006 was the result of the September 2006 sale of our Metro West facility, a medical center we closed in September 2004. The $6.1 million net loss on asset disposals in the nine months ended September 30, 2006 was the result of our sale of the Birmingham Medical Center and lease termination fees associated with certain properties adjacent to the Birmingham Medical Center offset by the gain on the sale of Metro West. See Note 7, Discontinued Operations, to our accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), for additional information related to our sale of the Birmingham Medical Center.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, cash from operations, and our revolving credit agreement.

We are highly leveraged. As of September 30, 2006, we had approximately $3.3 billion of long-term debt outstanding. Although we are highly leveraged, we believe the recapitalization transactions (as discussed in Note 4, Long-term Debt, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report and in this Item) improved our financial position by reducing our refinancing risk, improving our operational flexibility, improving our credit profile, and reducing our interest rate exposure.

As of September 30, 2006, approximately $50 million was drawn under our $400 million revolving credit facility. As of October 31, 2006, approximately $95 million was drawn under our revolving credit facility due to seasonal borrowing trends, the timing of interest payments, payments related to our SEC Settlement (as discussed in Note 10, Settlements, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report), and the hold placed on all Medicare payments by CMS for the last nine days of the federal fiscal year (i.e., September 22 through September 30, 2006). Based on our current borrowing capacity and leverage ratio required under our Credit Agreement (presented later in this Item), we do not believe there is significant risk in our ability to make additional draws under our revolving credit facility, if needed.

The biggest risk relating to our high leverage is the possibility that a substantial down-turn in earnings could jeopardize our ability to service our debt payment obligations. See Note 1, Summary of Significant Accounting Policies, to our May 2006 Form 8-K for a discussion of risks and uncertainties facing us. Changes in our business or other factors may occur that might have a material adverse impact on our financial position, results of operations, and cash flows.

Sources and Uses of Cash

Our primary sources of funding are cash flows from operations, borrowings under long-term debt agreements, and sales of limited partnership interests. The following chart shows the cash flows provided by or used in operating, investing, and financing activities for the nine months ended September 30, 2006 and 2005, as well as the effect of exchange rates for those same periods:

	Nine Months Ended September 30,
	2006	2005
	(In Thousands)
Net cash (used in) provided by operating activities	$(75,635)	$88,562
Net cash provided by (used in) investing activities	53,134	(119,749)
Net cash used in financing activities	(120,788)	(154,966)
Effect of exchange rate changes on cash and cash equivalents	316	(322)
Decrease in cash and cash equivalents	$(142,973)	$(186,475)

Operating activities. Net cash provided by operating activities decreased for the nine months ended September 30, 2006 compared to the same period of 2005 due to volume declines in each of our operating segments, as discussed above, increased receivable balances, and non-cash reductions in various accrued expenses. Our receivable balances increased due to current collections trends, the $35.0 million receivable recorded as a recovery from Mr. Scrushy, and a delay in Medicare payments. In September 2006, CMS announced that a brief hold would be placed on all Medicare payments for the last nine days of the federal fiscal year (i.e., September 22 through September 30, 2006). As a result, cash collections for our Medicare financial service class were lower than normal for the third quarter of 2006. During the nine months ended September 30, 2006, we also experienced non-cash reductions in certain accrued expenses, including a reduction in estimates associated with legal fees owed to Mr. Scrushy, as discussed in this Item, “Segment Results of Operations – Corporate and Other.” Net cash (used in) provided by operating activities for the nine months ended September 30, 2006 and 2005 includes approximately $87.2 million and $133.5 million, respectively, in amounts related to government, class action, and related settlements.

Investing activities. Net cash provided by investing activities increased for the nine months ended September 30, 2006 when compared to the same period of 2005 due primarily to a reduction in restricted cash and proceeds from asset disposals, including the disposal of assets for facilities that qualify as discontinued operations. In prior periods, the cash of certain partnerships in which we participate was restricted because one or more external partners requested, and we agreed, not to commingle the partnerships’ cash with other corporate cash accounts. During the nine months ended September 30, 2006, we were able to eliminate these restrictions through continuing discussions and negotiations with our external partners. As a result of the elimination of these restrictions, our restricted affiliate cash accounts decreased by $21.8 million during the nine months ended September 30, 2006.

Within investing activities, it is also important to note that restricted cash held at HCS, Ltd. that was committed to third-party administrators for claims incurred was invested in restricted marketable securities. During the nine months ended September 30, 2006, restricted cash held by HCS, Ltd. decreased by approximately $94.5 million. However, we purchased approximately $75.9 million of restricted marketable securities.

Proceeds from the sale or maturity of marketable securities also increased by $32.0 million for the nine months ended September 30, 2006 when compared to the same period of 2005. These marketable securities were primarily sold to pay financing fees associated with our recapitalization transactions discussed below. Capital expenditures were also $10.7 million less during the nine months ended September 30, 2006 compared to the same period of 2005.

Financing activities. The decrease in Net cash used in financing activities for the nine months ended September 30, 2006 compared to the same period of 2005 is due to the recapitalization transactions and private offering of senior notes discussed below. As a result of these transactions, net payments on debt, including capital lease obligations, increased by approximately $278.1 million for the nine months ended September 30, 2006. We also paid approximately $61.3 million more in debt issuance costs during the nine months ended September 30, 2006 over the same period of 2005 due to these transactions. These increased payments were offset by approximately $387.4 million in net proceeds from the issuance of convertible perpetual preferred stock, as discussed below. We also paid approximately $9.2 million in dividends on our convertible perpetual preferred stock during the nine months ended September 30, 2006.

Current Liquidity and Capital Resources

As of September 30, 2006, we had approximately $34.2 million in cash and cash equivalents. This amount excludes approximately $120.8 million in restricted cash and $68.4 million of restricted marketable securities, which are assets we cannot use because of various obligations we have under lending agreements, partnership agreements, and other arrangements, primarily related to our captive insurance company. As of December 31, 2005, we had approximately $175.6 million in cash and cash equivalents, $237.4 million in restricted cash, and $23.8 million of non-restricted marketable securities.

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

We used a portion of the proceeds of the loans under the new senior secured credit facilities, the proceeds of the interim loans, and the proceeds of the $400 million offering of convertible perpetual preferred stock, along with cash on hand, to prepay substantially all of our prior indebtedness and to pay fees and expenses related to such prepayment and the Recapitalization Transactions. The remainder of the proceeds and availability under the senior secured credit facilities are being used for general corporate purposes. In addition, the letters of credit issued under the revolving letter of credit subfacility and the synthetic letter of credit facility will be used in the ordinary course of business to secure workers’ compensation and other insurance coverages and for general corporate purposes.

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

The face value of our long-term debt (excluding notes payable to banks and others, noncompete agreements, and capital lease obligations) before and after the transactions described above is summarized in the following table:

	As of September 30, 2006	As of December 31, 2005
	(In Thousands)
Revolving credit facility	$50,000	$—
Term loans	2,044,875	513,425
Bonds payable	1,063,153	2,720,907
	$3,158,028	$3,234,332

The following charts show our scheduled payments on long-term debt (excluding notes payable to banks and others, noncompete agreements, and capital lease obligations) as of December 31, 2005 (before the Recapitalization Transactions and private offering of senior notes) and as of September 30, 2006 (after the Recapitalization Transactions and private offering of senior notes) for the next five years (including 2006) and thereafter. The charts also exclude the convertible perpetual preferred stock.

As noted above, we have negotiated new debt covenants as part of the Recapitalization Transactions. These covenants include higher leverage ratios and lower interest coverage ratios. The following chart shows a comparison of these two restrictive covenants as of September 30, 2006 under our former Amended and Restated Credit Agreement and our new Credit Agreement:

Required Ratios at September 30, 2006
	New Senior Credit Facility	Former Amended and Restated Credit Agreement
Minimum interest coverage ratio	1.65 to 1.00	2.00 to 1.00
Maximum leverage ratio	7.50 to 1.00	5.50 to 1.00

Funding Commitments

After the above Recapitalization Transactions and private offering of senior notes, we have scheduled payments of $26.1 million and $43.6 million in the remainder of 2006 and 2007, respectively, related to long-term debt obligations (including notes payable to banks and others, noncompete agreements, and capital lease obligations). For additional information about our long-term debt obligations, see Note 4, Long-term Debt, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

We also have funding commitments related to legal settlements. As a result of the Medicare Program Settlement discussed in Item 1, Business, to our 2005 Form 10-K, we made aggregate principal payments of approximately $217.2 million to the United States during 2005 and the nine months ended September 30, 2006. The remaining principal balance of $107.8 million will be paid in quarterly installments throughout the remainder of 2006 and 2007. These amounts are exclusive of interest from November 4, 2004 at an annual rate of 4.125%. In addition to the Medicare Program Settlement, we reached an agreement with the SEC to resolve claims brought by the SEC against us in March 2003. As a result of the SEC Settlement, we made a $12.5 million payment to the SEC in October 2005, a $12.5 million payment in April 2006, and a $25.0 million payment in October 2006. We will make payments totaling $50 million in 2007 to the SEC.

During the nine months ended September 30, 2006, we made capital expenditures of approximately $78.5 million. Currently, we estimate our capital expenditures for the full year 2006 will be approximately $105 million to $115 million, excluding costs associated with any potential acquisitions or consolidations in our inpatient division.

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

On September 30, 2006, we were liable for guarantees of indebtedness owed by third parties in the amount of $26.5 million. We previously recognized that amount as a liability and it is included in our condensed consolidated balance sheet as of September 30, 2006 because of existing defaults by the third parties under those guarantees

We are also secondarily liable for certain lease obligations associated with sold facilities. As of September 30, 2006, we had entered into seven such sublease guarantee arrangements. The remaining terms of these subleases range from 3 months to 74 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximates $8.3 million. We have not recorded a liability for these guarantees, as we do not believe it is probable that we will be required to perform under these agreements. In the event we are required to perform under these guarantees, we could potentially have recourse against the sublessee for recovery of any amounts paid. For additional information regarding these guarantees, see Note 2, Guarantees, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

As of September 30, 2006, we were not directly liable for the debt of any unconsolidated entity, and we do not have any retained or contingent interest in assets as defined above.

As of September 30, 2006, we hold one derivative financial instrument, as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In March 2006, we entered into an interest rate swap related to our new Credit Agreement, as discussed in Note 4, Long-term Debt, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2006, we are not involved in any unconsolidated SPE transactions.

Contractual Obligations

Our consolidated contractual obligations as of September 30, 2006 are as follows:

	Total	October 1, 2006 through December 31, 2006	2007-2008	2009-2010	2011 and Thereafter
	(In Thousands)
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations(a)	$3,104,622	$21,828	$86,349	$44,982	$2,951,463
Revolving credit facility	50,000	—	—	—	50,000
Interest on long-term debt(b)	2,134,660	74,606	587,826	573,366	898,862
Capital lease obligations(c)	219,013	7,079	55,967	50,394	105,573
Operating lease obligations(d)(e)(f)	455,252	25,706	165,890	97,977	165,679
Purchase obligations(f)(g)	106,377	17,434	53,824	11,629	23,490
Other long-term liabilities:
Government settlements,including interest when applicable	186,280	47,256	139,024	—	—
Other liabilities	4,068	343	494	444	2,787

(a)

Included in long-term debt are amounts owed on our bonds payable, notes payable to banks and others, and noncompete agreements. These borrowings are further explained in Note 8, Long-term Debt, of the notes to our consolidated financial statements included in our May 2006 Form 8-K.

(b)

Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of September 30, 2006. Interest related to capital lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loans fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations. Amounts also exclude the impact of our interest rate swap.

(c)	Amounts include interest portion of future minimum capital lease payments.

(d)

We lease many of our facilities as well as other property and equipment under operating leases in the normal course of business. Some of our facility leases require percentage rentals on patient revenues above specified minimums and contain escalation clauses. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 5, Property and Equipment, of the notes to our consolidated financial statements included in our May 2006 Form 8-K.

(e)	Lease obligations for facility closures are included in operating leases.

(f)	Future operating lease obligations and purchase obligations are not recognized in our consolidated balance sheet.

(g)

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HealthSouth and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Approximately $6.1 million of the amounts included in this line represent commitments on the Digital Hospital. As of June 30, 2006, commitments related to the Digital Hospital approximated $36.1 million. However, due to negotiations with various parties during the third quarter of 2006, we were able to decrease and/or settle these commitments. Commitments related to the Digital Hospital as of September 30, 2006 will be negotiated with various parties and may be less than the amounts reflected in the chart above.

(h)

Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: medical malpractice and workers’ compensation risks, deferred income taxes, and our estimated liability for unsettled litigation. For more information, see Note 1, Summary of Significant Accounting Policies, “Self-Insured Risk,” Note 18, Income Taxes, and Note 24, Contingencies and Other Commitments, of the notes to our consolidated financial statements included in our May 2006 Form 8-K.

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

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements included in our May 2006 Form 8-K and Note 1, Basis of Presentation, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report. Of our significant accounting policies, those that we consider to be the most critical to aid in fully understanding and evaluating our reported financial results, as they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain, are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies,” to our May 2006 Form 8-K.

Since the filing of our May 2006 Form 8-K, we have adopted one additional critical accounting policy due to the adoption of FASB Statement No. 123(R) on January 1, 2006. FASB Statement No. 123(R) requires all share-based payments, including grants of stock options, to be recognized in the financial statements based on their fair value. The fair value is estimated at the date of grant using a Black-Scholes option pricing model with weighted-average assumptions for the activity under our stock plans. Option pricing model assumptions such as expected term, expected volatility, risk-free interest rate, and expected dividends, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on or determined from external data and other assumptions may be derived from our historical experience with share-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment based on relevant facts and circumstances.

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

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The changes to current practice resulting from the application of FASB Statement No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FASB Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of FASB Statement No. 157 should be applied prospectively as of the beginning of the fiscal year of adoption, with exceptions for certain financial instruments listed in the Statement. We will adopt the provisions of FASB Statement No. 157 on January 1, 2008. We are currently evaluating the potential impact of FASB Statement No. 157 on our financial position, results of operations, and cash flows, as well as evaluating the necessary disclosures that will need to be made within our financial statements for interim and annual periods after adoption.

In September 2006, the SEC staff issued SAB No. 108, Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to address diversity in practice regarding the quantification of financial statement misstatements under the two methods most commonly used by companies and auditors—the “rollover” and “iron curtain” methods. The rollover method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB No. 108 requires registrants to quantify and analyze misstatements using both approaches.

SAB No. 108 permits registrants to record the cumulative effect of initially applying the guidance in SAB No. 108 in the first year ending after November 15, 2006 by recording the necessary “correcting” adjustments to the carrying values of the affected assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The SEC staff will not require the registrant to restate its prior year financial statements provided that: (1) management properly applied the approach it previously used as its accounting policy and (2) management considered all relevant qualitative factors in its materiality assessment.

The guidance in SAB No. 108 must be followed by registrants in their annual financial statements covering the first fiscal year ending after November 15, 2006. Therefore, we will apply the provisions of SAB No. 108 to our consolidated financial statements as of and for the year ended December 31, 2006. However, we do not believe applying the provisions of SAB No. 108 to our consolidated financial statements will have a material impact on our financial position, results of operations, and statements of cash flows.

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
•

the outcome of our decision to explore a range of strategic alternatives to enhance stockholder value and to reposition our primary focus on the post-acute care sector, including without limitation, the spin-off, sale, or other disposition of our surgery centers, outpatient, and diagnostic divisions;

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

Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net fair value of our fixed rate debt but has no impact on interest expense or cash flows. Interest rate changes on variable rate debt impacts the interest expense and cash flows, but does not impact the net fair value of the underlying debt instruments. Our fixed and variable rate debt as of September 30, 2006 is shown in the following table:

	As of September 30, 2006
	Carrying Amount	% of Total	Estimated Fair Value	% of Total
	(In Thousands)
Fixed rate debt	$678,882	21.6%	$694,933	21.9%
Variable rate debt	2,469,875	78.4%	2,483,923	78.1%
Total long-term debt	$3,148,757	100.0%	$3,178,856	100.0%

As discussed in more detail in Note 4, Long-term Debt, to our accompanying condensed consolidated financial statements in Part I, Item 1, Financial Statements (Unaudited), in March 2006, we entered into an interest rate swap to effectively convert the floating rate of our Credit Agreement to a fixed rate in order to limit our exposure to variability in interest payments caused by changes in LIBOR. Under the interest rate swap agreement, we pay a fixed rate of 5.2% on $2.0 billion of variable rate debt, while the counterparties to the interest rate swap agreement pay a floating rate based on 3-month LIBOR. As of September 30, 2006, the fair market value of our interest rate swap approximated ($12.7) million.

Based on the variable rate of our debt as of September 30, 2006 and inclusive of the impact of the conversion of $2.0 billion of our variable rate debt to a fixed rate via an interest rate swap, a 1% increase in interest rates would result in an additional $4.7 million in interest expense per year, while a 1% decrease in interest rates would reduce interest expense per year by $4.7 million. A 1% increase in interest rates would result in an approximate $34.6 million decrease in the estimated net fair value of our fixed rate debt, and a 1% decrease in interest rates would result in an approximate $37.2 million increase in its estimated net fair value.

Foreign operations, and the related market risks associated with foreign currencies, are currently, and have been, insignificant to our financial position, results of operations, and cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. This conclusion was based on the fact that the material weaknesses that existed as of December 31, 2005 (as disclosed in our Form 10-K for the year ended December 31, 2005) were still present at September 30, 2006.

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

Changes in Internal Control Over Financial Reporting

Although we have not fully remediated the material weaknesses described in our Form 10-K for the year ended December 31, 2005, we believe that we have made substantial progress. We have taken the following steps to improve our internal controls:

1.	With respect to our controls over the financial closing and reporting process:
•

We have designed and are implementing improved controls to help ensure that journal entries are prepared with sufficient support and documentation and we have defined and are implementing the review and approval levels to help ensure the accuracy and completeness of the entries recorded.

•	We have designed and are implementing controls to help ensure the complete and accurate recording and monitoring of intercompany balances.
2.	We are implementing procedures to help ensure that access to financial application programs remains appropriate.
3.	We are instituting application change management controls over two applications that formerly were controlled outside of our normal application change management procedures.

4.	We have designed and are implementing controls to help ensure the proper accounting for reconciling items on our bank account reconciliations.
5.

We have designed and are implementing controls to help ensure that the most up-to-date information is incorporated into our calculation of contractual allowances for our three largest operating segments.

6.	We have designed and are implementing controls to verify the completeness and accuracy of leased property and equipment and that future obligations related to such leases are properly disclosed.
7.	We have designed and are implementing controls to ensure the accuracy and completeness of our investment in and advances to and equity in net income of nonconsolidated affiliates.

In addition to the above, we have engaged in, and are continuing to engage in, substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to substantially all areas of our financial statements and disclosures. These remediation efforts are expected to continue in 2007. We have established a project management office to coordinate all aspects of our remediation program, including the development of detailed plans to eliminate our material weaknesses in internal control over financial reporting and the monitoring of our progress in completing these plans. Our Audit Committee has provided and will continue to provide oversight and review of the company’s initiatives to remediate material weaknesses in the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information relating to certain legal proceedings in which we are involved is included in Note 10, Settlements, and Note 11, Contingencies, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our 2005 Form 10-K, our May 2006 Form 8-K, and our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders

On October 18, 2006, at a special meeting of stockholders, our stockholders approved a proposal to amend our Restated Certificate of Incorporation (the “Charter Amendment”) to (1) effect a one-for-five reverse stock split of our common stock (the “Reverse Stock Split”), whereby each issued and outstanding five shares of common stock were combined into and became one share of common stock, and (2) decrease the number of authorized shares of our common stock from 600 million shares to 200 million shares. The votes cast at the special meeting with respect to the Charter Amendment were as follows:

For	Against	Abstain	Withheld	Broker Non-Votes
348,665,176	27,936,465	4,332,358	N/A	N/A

The Charter Amendment, including the Reverse Stock Split, became effective at the close of business on October 25, 2006, the date upon which we filed the Charter Amendment with the Secretary of State of the State of Delaware. To avoid the existence of fractional shares of common stock, stockholders who would otherwise be entitled to receive fractional shares of our common stock as a result of the Reverse Stock Split will receive a cash payment in lieu thereof. No voting rights or other terms of the common stock were altered in connection with the Charter Amendment. In addition, as a result of the Reverse Stock Split, the conversion price at which shares of our convertible perpetual preferred stock are convertible into shares of our common stock was proportionately increased from $6.10 to $30.50 and, as a result, shares of the convertible perpetual preferred stock are convertible into shares of common stock at a conversion rate of 32.7869 shares of common stock per share of convertible perpetual preferred stock.

Shares of our common stock began trading on the New York Stock Exchange on October 26, 2006, under the ticker symbol “HLS.”

Item 6. Exhibits

No.	Description
3.1

Restated Certificate of Incorporation of HealthSouth Corporation, as filed in the Office of the Secretary of State of the State of Delaware on May 21, 1998 (incorporated by reference to Exhibit 3.1 to HealthSouth’s Annual Report on Form 10-K filed on June 27, 2005).

3.2

Certificate of Amendment to the Restated Certificate of Incorporation of HealthSouth Corporation, as filed in the Office of the Secretary of State of the State of Delaware on October 25, 2006 (incorporated by reference to Exhibit 3.1 to HealthSouth’s Current Report on Form 8-K filed on October 31, 2006).

3.3

Amended and Restated By-Laws of HealthSouth Corporation, effective as of September 21, 2006 (incorporated by reference to Exhibit 3.1 to HealthSouth’s Current Report on Form 8-K filed on September 27, 2006).

10.1

Stipulation of Partial Settlement dated as of September 26, 2006, by and among HealthSouth Corporation, the stockholder lead plaintiffs named therein, the bondholder lead plaintiff named therein and the individual settling defendants named therein (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on September 27, 2006).

10.2

Settlement Agreement and Policy Release dated as of September 25, 2006, by and among HealthSouth Corporation, the settling individual defendants named therein and the settling carriers named therein (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on September 27, 2006).

10.3

Stipulation of Settlement with Certain Individual Defendants dated as of September 25, 2006, by and among HealthSouth Corporation, plaintiffs named therein and the individual settling defendants named therein (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K filed on September 27, 2006).

10.4	HealthSouth Corporation Transitional Severance Plan – Executive Employees (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on October 24, 2006).
10.5	HealthSouth Corporation Transitional Severance Plan – Corporate Office Employees (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on October 24, 2006).
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSOUTH CORPORATION

By:	/S/ JOHN L. WORKMAN
John L. Workman
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Date: November 9, 2006

EXHIBIT INDEX

No.	Description
3.1

Restated Certificate of Incorporation of HealthSouth Corporation, as filed in the Office of the Secretary of State of the State of Delaware on May 21, 1998 (incorporated by reference to Exhibit 3.1 to HealthSouth’s Annual Report on Form 10-K filed on June 27, 2005).

3.2

Certificate of Amendment to the Restated Certificate of Incorporation of HealthSouth Corporation, as filed in the Office of the Secretary of State of the State of Delaware on October 25, 2006 (incorporated by reference to Exhibit 3.1 to HealthSouth’s Current Report on Form 8-K filed on October 31, 2006).

3.3

Amended and Restated By-Laws of HealthSouth Corporation, effective as of September 21, 2006 (incorporated by reference to Exhibit 3.1 to HealthSouth’s Current Report on Form 8-K filed on September 27, 2006).

10.1

Stipulation of Partial Settlement dated as of September 26, 2006, by and among HealthSouth Corporation, the stockholder lead plaintiffs named therein, the bondholder lead plaintiff named therein and the individual settling defendants named therein (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on September 27, 2006).

10.2

Settlement Agreement and Policy Release dated as of September 25, 2006, by and among HealthSouth Corporation, the settling individual defendants named therein and the settling carriers named therein (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on September 27, 2006).

10.3

Stipulation of Settlement with Certain Individual Defendants dated as of September 25, 2006, by and among HealthSouth Corporation, plaintiffs named therein and the individual settling defendants named therein (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K filed on September 27, 2006).

10.4	HealthSouth Corporation Transitional Severance Plan – Executive Employees (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on October 24, 2006).
10.5	HealthSouth Corporation Transitional Severance Plan – Corporate Office Employees (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on October 24, 2006).
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.