Form 10-K
period 2006-12-31
HEALTHSOUTH CORP
filed 2007-03-01
CIK 785161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, $0.01 Par Value

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☒     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-Accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.4 billion. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates. There were 78,684,549 shares of common stock of the registrant outstanding, net of treasury shares, as of February 15, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s 2007 Annual Meeting of Stockholders is incorporated by reference in Part III to the extent described therein.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our projected business results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	each of the factors discussed in Item 1A, Risk Factors;
•	the outcome of our plan to reposition our primary focus on the post-acute care sector, including the results of our attempts to divest our surgery centers, outpatient, and diagnostic divisions;
•	changes or delays in or suspension of reimbursement for our services by governmental or private payors;
•	changes in the regulations of the health care industry at either or both of the federal and state levels;
•	changes in reimbursement for health care services we provide;
•	competitive pressures in the health care industry and our response to those pressures;
•	our ability to obtain and retain favorable arrangements with third-party payors;
•	our ability to attract and retain nurses, therapists, and other health care professionals in a highly competitive environment with often severe staffing shortages; and
•	general conditions in the economy and capital markets.

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

General

HealthSouth is the largest provider of rehabilitative health care and ambulatory surgery services in the United States, with 978 facilities and approximately 33,000 full- and part-time employees as of December 31, 2006. As used in this report, the terms “HealthSouth,” “we,” “us,” “our,” and the “company” refer to HealthSouth Corporation and its subsidiaries, unless otherwise stated or indicated by context. In addition, we use the term “HealthSouth Corporation” to refer to HealthSouth Corporation alone wherever a distinction between HealthSouth Corporation and its subsidiaries is required or aids in the understanding of this filing.

HealthSouth Corporation was organized as a Delaware corporation in February 1984. Our principal executive offices are located at One HealthSouth Parkway, Birmingham, Alabama 35243, and the telephone number of our principal executive offices is (205) 967-7116.

Strategic Repositioning

On August 14, 2006, we announced our intent to seek strategic alternatives for our surgery centers and outpatient divisions, along with our diagnostic division (previously designated as “non-core”), and to reposition the company as a “pure play” provider of post-acute health care services with an initial focus on rehabilitative health care. We engaged Goldman Sachs & Co. and Deutsche Bank to assist us in the process, which we expect to conclude by the end of 2007. Our decision to seek strategic alternatives was based on a number of factors, including:

•	our existing divisions compete in sectors with substantial growth potential;
•

our significant debt burden, coupled with settlement obligations paid and to be paid with respect to settlements with the United States Securities and Exchange Commission (the “SEC”) and the United States Department of Justice (the “DOJ”), limit our ability to pursue such growth opportunities;

•

we concluded there are very few strategic or financial synergies in operating our existing divisions as one company and, in some instances, the strategic interests of these divisions are at cross purposes with one another;

•	we believe that a “pure play” post-acute strategy builds on our core competencies in the area of inpatient rehabilitative care and is responsive to industry trends; and
•

the proceeds of any divestitures of the surgery centers, outpatient, and diagnostic divisions would be used to deleverage the company, thereby allowing us to pursue growth opportunities in our inpatient division and complementary post-acute care businesses under the HealthSouth name.

Sale of Outpatient Division

Taking the first step in our strategic repositioning and deleveraging plan, on January 29, 2007, we announced that we had entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Select Medical Corporation (“Select Medical”), pursuant to which Select Medical will acquire our outpatient division for approximately $245 million in cash, subject to certain adjustments. The closing of the transaction is subject to the satisfaction of closing conditions set forth in the Stock Purchase Agreement, including certain regulatory and other approvals. The closing is anticipated to occur on or before April 30, 2007. The foregoing description of the Stock Purchase Agreement is qualified in its entirety by the actual terms of the Stock Purchase Agreement, which is attached as Exhibit 2.1 to our Current Report on Form 8-K filed on January 30, 2007, and is incorporated by reference herein.

Recent Significant Events

Our ability to reposition the company was made possible by the considerable efforts of our employees who have spent the last three years responding to various legal, financial, and operational “rocks in the road” resulting from the fraud perpetrated by certain members of our prior management team. Although we continue to face a challenging operating environment, we achieved a number of goals in 2006 that will enable us to begin focusing on HealthSouth’s future, rather than its past:

•

We completed several recapitalization transactions resulting in, we believe, reduced refinancing risk, enhanced operational flexibility, an improved credit profile, and the ability to pre-pay a significant portion of our long-term debt.

•

We received court approval of our settlement with the lead plaintiffs in the federal securities class actions and the derivative litigation, as well as with our insurance carriers, relating to claims filed against us, certain of our former directors and officers, and certain other parties. This settlement disposed of the last of the major litigation pending against us.

•	We reached a non-prosecution agreement with the United States Department of Justice with respect to the accounting fraud committed by members of our former management.
•	We remediated numerous internal control weaknesses.
•	We recruited the remaining members of our senior management team, including senior vice presidents for development, payor contracting, and supply chain management.
•	Our common stock was relisted on the New York Stock Exchange.

Although we have made significant progress since March 2003—when we discovered the financial fraud committed by certain members of our former management—we continue to face many challenges. We encourage you to read the discussions contained in Item 1A, Risk Factors, and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which highlight additional considerations about HealthSouth.

Completion of Recapitalization and Other Significant Financial Transactions

On March 10, 2006, we completed the last of a series of recapitalization transactions (the “Recapitalization Transactions”) enabling us to prepay substantially all of our prior indebtedness and replace it with approximately $3 billion of new long-term debt. Although we remain highly leveraged, we believe these Recapitalization Transactions eliminated significant uncertainty regarding our capital structure and improved our financial position in several important ways:

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

•

Improved operational flexibility—We negotiated new loan covenants with higher leverage ratios and lower interest coverage ratios. In addition, our new loan agreements increase our ability to enter into certain transactions (e.g. acquisitions and sale-leaseback transactions).

•

Increased liquidity—As a result of the Recapitalization Transactions, our revolving line of credit increased by approximately $150 million. In addition, the increased flexibility provided by the covenants governing our new indebtedness will allow us greater access to our revolving credit facility than we had under our prior indebtedness.

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

The Recapitalization Transactions included (1) entering into credit facilities that provide for extensions of credit of up to $2.55 billion of senior secured financing, (2) entering into an interim loan agreement that provided us with $1.0 billion of senior unsecured financing, (3) completing a $400 million offering of convertible perpetual preferred stock, (4) completing cash tender offers to purchase $2.03 billion of our previously outstanding senior notes and $319 million of our previously outstanding senior subordinated notes and consent solicitations with respect to proposed amendments to the indentures governing each outstanding series of notes, and (5) prepaying and terminating our Senior Subordinated Credit Agreement, our Amended and Restated Credit Agreement, and our Term Loan Agreement (as defined in Note 9, Long-term Debt, to our accompanying consolidated financial statements). In order to complete the Recapitalization Transactions, we also entered into amendments, waivers, and consents to our prior senior secured credit facility, $200 million senior unsecured term loan agreement, and $355 million senior subordinated credit agreement. Detailed descriptions of each of the above transactions are contained in Note 9, Long-term Debt, to our accompanying consolidated financial statements.

We used a portion of the proceeds of the loans under the new senior secured credit facilities, the proceeds of the interim loans, and the proceeds of the $400 million offering of convertible perpetual preferred stock, along with cash on hand, to prepay substantially all of our prior indebtedness and to pay fees and expenses related to such prepayment and the Recapitalization Transactions. The remainder of the proceeds and availability under the senior secured credit facilities are being used for general corporate purposes. In addition, the letters of credit issued under the revolving letter of credit subfacility and the synthetic letter of credit facility is being used in the ordinary course of business to secure workers’ compensation and other insurance coverages and for general corporate purposes.

In June 2006, we repaid our Interim Loan Agreement using cash on hand and the proceeds from a private offering of $1.0 billion aggregate principal amount of senior notes, which included $375 million in aggregate principal amount of floating rate senior notes due 2014 (the “Floating Rate Notes”) at par and $625 million aggregate principal amount of 10.750% senior notes due 2016 at 98.505% of par. The Floating Rate Notes bear interest at a per annum rate equal to LIBOR plus 6.0%. For additional information regarding this transaction, see Note 9, Long-term Debt, to our accompanying consolidated financial statements.

The face value of our long-term debt (excluding notes payable to banks and others, noncompete agreements, and capital lease obligations) before and after the transactions described above is summarized in the following table:

	As of December 31, 2006	As of December 31, 2005

	(In Millions)
Revolving credit facility	$ 170.0	$ –
Term loans	2,039.8	513.4
Bonds payable	1,046.5	2,720.9
	$ 3,256.3	$ 3,234.3

As of December 31, 2006, we had approximately $40.6 million in cash and cash equivalents. This amount excludes approximately $99.6 million in restricted cash and $71.1 million of restricted marketable securities, which are assets whose use is restricted because of various obligations we have under lending agreements, partnership agreements, and other arrangements primarily related to our captive insurance company. For more information about our liquidity, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” Note 1, Summary of Significant Accounting Policies, Note 2, Liquidity, and Note 9, Long-term Debt, to our accompanying consolidated financial statements.

We plan to use the proceeds from any divestitures of our surgery centers, outpatient, and diagnostic divisions, along with any proceeds we may receive from income tax refunds and certain derivative litigation, to pay off debt and thereby deleverage the company, which we believe will help us become a consolidator in the post-acute care sector.

On February 20, 2007, we announced that we are seeking certain amendments to our existing Credit Agreement (as defined in Note 9, Long-term Debt, to our accompanying consolidated financial statements). The amendments sought include a reduction in the margin over LIBOR that we currently pay and approval for our divestiture activities.

Securities Litigation Settlement

On January 11, 2007, we received final court approval (the “Orders”) of the previously announced settlement agreements (collectively, the “Settlement Agreement”) with the lead plaintiffs in the federal securities class actions and the derivative actions, as well as certain of our insurance carriers (collectively, the “Carriers”), to settle litigation filed against us, certain of our former directors and officers and certain other parties in the United States District Court for the Northern District of Alabama and the Circuit Court in Jefferson County, Alabama relating to financial reporting and related activity that occurred at HealthSouth during periods ended in March 2003. Pursuant to the Settlement Agreement, federal securities and fraud claims brought in the class action against us and certain of our former directors and officers will be settled for aggregate consideration of $445 million, including HealthSouth common stock and warrants valued at $215 million and cash payments by certain of our insurance carriers of $230 million. In addition, the federal securities class will receive 25% of any net recoveries from future judgments obtained by us or on our behalf with respect to certain claims against Richard Scrushy, our former chairman and chief executive officer (excluding the $48 million judgment against Mr. Scrushy on January 3, 2006, as discussed in Note 25, Contingencies and Other Commitments, to our accompanying consolidated financial statements), Ernst & Young, our former auditors, and UBS, our former primary investment bank, each of which remains a defendant in the derivative actions as well as the federal securities class actions. In connection with the Settlement Agreement, we will issue an aggregate of 5,023,732 shares of common stock and eleven-year warrants to purchase an aggregate of 8,151,265 additional shares of common stock at an exercise price of $41.40 per share. Pursuant to the Settlement

Agreement, we are also required to indemnify the Carriers, to the extent permitted by law, for any amounts that they become legally obligated to pay to any non-settling defendants. However, the order approving the settlement bars claims by the non-settling defendants arising out of or relating to the federal securities class actions and the derivative actions, but does not prevent other security holders excluded from the settlement from asserting claims directly against us. Mr. Scrushy has appealed a portion of this “bar order” that prevents him from seeking advancement of certain legal costs.

For additional information about the Settlement Agreement and underlying legal proceedings, see Note 25, Contingencies and Other Commitments, to our accompanying consolidated financial statements. The foregoing description of the Orders is not complete and is qualified in its entirety by reference to the text of the Orders, copies of which are attached as Exhibits 99.2 and 99.3 to our Current Report on Form 8-K filed on January 12, 2007, and are incorporated herein by reference. The foregoing description of the Settlement Agreement is not complete and is qualified in its entirety by reference to the text of the agreements which make up the Settlement Agreement, copies of which are attached as Exhibits 10.1, 10.2, and 10.3 to our Current Report on Form 8-K filed on September 27, 2006, and are incorporated herein by reference.

Non-Prosecution Agreement

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

Reverse Stock Split and Relisting

On October 18, 2006, at a special meeting of our stockholders, our stockholders approved a proposal to amend our Restated Certificate of Incorporation to (1) effect a one-for-five reverse stock split of our common stock, whereby each issued and outstanding five shares of common stock were combined into and became one share of common stock, and (2) decrease the number of authorized shares of common stock from 600 million shares to 200 million shares. At the close of business on October 25, 2006, the reverse stock split became effective. Stockholders who would otherwise be entitled to receive fractional shares of our common stock as a result of the reverse stock split received a cash payment in lieu thereof. The foregoing description of the Restated Certificate of Incorporation is not complete and is qualified in its entirety by the text of the Restated Certificate of Incorporation, a copy of which is attached as Exhibit 3.1 to our Current Report on Form 8-K filed on October 31, 2006, and is incorporated herein by reference.

On October 26, 2006, we announced that our common stock had been relisted on the New York Stock Exchange under the ticker symbol “HLS.”

Inpatient Division

We are the nation’s largest provider of inpatient rehabilitation services. Our inpatient division operates inpatient rehabilitation facilities (“IRFs”) and long-term acute care hospitals (“LTCHs”) and provides treatment on both an inpatient and outpatient basis. Our inpatient facilities are located in 27 states, with a concentration of facilities in Texas, Pennsylvania, Florida, Tennessee, and Alabama. We also have a facility in Puerto Rico. Our inpatient division comprised approximately 58% of our 2006 Net operating revenues and approximately 79% of our 2006 operating earnings from our four primary operating divisions. Following the conclusion of our strategic repositioning, we will focus on operating our IRFs and growing our inpatient rehabilitation business through bed expansion, consolidation in existing markets (through joint venturing or acquisition), de-novo projects in existing and new markets, and acquisitions in new markets. Although our initial focus will be to enhance our position in the inpatient rehabilitation industry, over the longer term we plan to begin looking for growth opportunities in long-term acute care, home health, and hospice.

As of December 31, 2006, our inpatient division operated 92 freestanding IRFs (64 of which are wholly owned and 28 of which are jointly owned). As of December 31, 2006, our inpatient division also operated 10 LTCHs (9 of which are wholly owned and 1 of which is jointly owned), 7 of which are freestanding and 3 of which are hospital-within-hospital facilities. As of December 31, 2006, our inpatient division also provided outpatient services through 81 facilities (68 of which are wholly owned and 13 of which are jointly owned) located within our IRFs or in satellite facilities near our IRFs. In addition to facilities in which we have an ownership interest, our inpatient division operated 11 inpatient rehabilitation units, 3 outpatient facilities, and 2 gamma knife radiosurgery centers through management contracts as of December 31, 2006.

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

Although the market for inpatient rehabilitation services is highly competitive, it is also highly fragmented. This fragmentation creates potential consolidation and development opportunities for us. For example, in 2006:

•	We opened a new 40-bed IRF in Petersburg, Virginia.
•	We completed a joint venture in Tucson, Arizona by merging a competitor’s 20-bed IRF with our existing 80-bed IRF.
•	We broke ground on a new 40-bed IRF in Fredericksburg, Virginia.
•	We reached an agreement to close a competitor’s 48-bed IRF in Wichita Falls, Texas, and consolidated its patients to our existing 63-bed IRF.

In addition, because of our size, we believe we differentiate ourselves from our competitors in the following ways:

•

Quality. Our hospitals provide a broad base of clinical experience from which we have developed clinical best practices and protocols. We believe these clinical best practices and protocols help ensure the delivery of consistently high quality rehabilitative services across all of our hospitals.

•

Cost Effectiveness. Our size also helps us provide inpatient rehabilitative services on a very cost-effective basis. Specifically, because of our large number of inpatient facilities, we can utilize standardized staffing models and take advantage of certain supply chain efficiencies. We continue to try to reduce our costs by leveraging our size.

•

Technology. As a market leader in inpatient rehabilitation, we have devoted substantial resources to creating and leveraging rehabilitative technology. For example, we have developed an innovative therapeutic device called the “AutoAmbulator,” which can help advance the rehabilitative process for patients who experience difficulty walking. In addition, in November 2006, we completed implementation of our patient accounting system, which allowed the division to standardize business office policies and procedures through enhanced technology.

Our inpatient division’s payor mix is weighted toward government-funded sources, particularly Medicare. For the years ended December 31, 2006, 2005, and 2004, Medicare represented 69.7%, 71.2%, and 71.3%, respectively, of the inpatient division’s Net operating revenues, which totaled $1.7 billion, $1.8 billion, and $2.0 billion, respectively.

As discussed later in this Item, “Sources of Revenues,” changes in regulations governing IRF reimbursement have created a challenging operating environment for our inpatient division. Specifically, on May 7, 2004, the United States Centers for Medicare and Medicaid Services (“CMS”) issued a final rule stipulating revised criteria for qualifying as an IRF under Medicare. This rule, known as the “75% Rule,” has created significant volume volatility in our inpatient division.

The volume volatility created by the 75% Rule has had a significantly negative impact on our inpatient division’s Net operating revenues in 2006. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information about the impact of this rule. Thus far, we have been able to partially mitigate the impact of the 75% Rule on our inpatient division’s operating earnings by implementing the following strategies:

•

Refocus Marketing. The 75% Rule reduces the number of patients seeking treatment for orthopedic and other diagnostic conditions that we can accept in our IRFs. Consequently, we are focusing our marketing efforts on neurologists, neurosurgeons, and internists who can refer patients that require treatment for one of the 13 designated medical conditions identified by the 75% Rule, such as spinal cord injury, brain injury, and various neurological disorders.

•

Broaden Services. To make up for a potentially reduced inpatient rehabilitation patient census, we are increasing the number of other post-acute care services performed at or complementary to our IRFs, such as long-term acute care, skilled nursing, and home health services.

•	Reduce Costs. We are aggressively reducing our costs in proportion to patient census declines in our IRFs.

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

Based on recent industry data, we believe the impact of the 75% Rule on the inpatient rehabilitation industry has been significantly greater than CMS estimated when the rule was promulgated. In recognizing this more-than expected result, Congress approved a one-year extension of the phase-in period for the 75% Rule and delayed implementation of the 65% compliance threshold until July 1, 2007. In addition, we believe that we are doing better than the industry as a whole in mitigating the effects of the 75% Rule. We anticipate growth in our inpatient division once the 75% Rule is fully implemented and the division’s operations are re-based to maximize admission of higher acuity compliant cases. In addition, we believe continued phase-in of the 75% Rule will cause certain competitors to exit the market which should create consolidation opportunities for us.

Other Divisions

As discussed above, we are in the process of attempting to divest our surgery centers, outpatient, and diagnostic divisions in order to reposition HealthSouth as a “pure play” provider of post-acute health care services. As mentioned above, we have entered into a Stock Purchase Agreement with Select Medical to sell the outpatient division. Until the actual dispositions are concluded, we will continue to run each division in the ordinary course of business.

Surgery Centers

We operate one of the largest networks of ambulatory surgery centers (“ASCs”) in the United States. As of December 31, 2006, our surgery centers division provided ambulatory surgery services through 144 freestanding ASCs and 3 surgical hospitals in 35 states, with a concentration of centers in California, Texas, Florida, North Carolina, and Alabama.

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

A critical component of this division’s performance depends upon our ability to periodically provide physicians who use our ASCs with the opportunity to purchase ownership interests in our ASCs. This so-called “resyndication” of ownership interests is important because it enables us to increase the ownership participation of physicians who use our ASCs as well as attract new physicians to our ASCs. Attracting new physician investors who intend to maintain an active practice promotes, we believe, interest in and support for continuing investments in necessary facility improvements as well as a general focus on quality. Prior to 2005, we had difficulty resyndicating our ASCs primarily because we were unable to produce reliable financial statements for individual partnerships. We assembled a dedicated team of accountants, attorneys, and other specialists in 2005 to expedite the resyndication effort, and we were able to achieve our resyndication objectives in 2006.

Our surgery centers division has a diversified payor mix with managed care and other discount plans representing the highest percentage. For the years ended December 31, 2006, 2005, and 2004, managed care and other discount plans represented 59.9%, 58.3%, and 55.7%, respectively, of the division’s Net operating revenues, which totaled $737.0 million, $755.5 million, and $794.3 million, respectively.

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

Outpatient

We are one of the largest operators of outpatient rehabilitation facilities in the United States. As of December 31, 2006, our outpatient division provided outpatient therapy through 582 facilities (550 of which are wholly owned and 32 of which are jointly owned). These facilities are located in 35 states and the District of Columbia, with a concentration of centers in Florida, Texas, New Jersey, and Missouri.

Our outpatient rehabilitation facilities are staffed by physical therapists, occupational therapists, and other clinicians and support personnel, depending on the services provided at a particular location, and are open at hours designed to accommodate the needs of the patient population being served and the local demand for services. Our centers offer a range of rehabilitative health care services, including physical therapy and occupational therapy, with a particular focus on orthopedic, sports-related, work-related, hand and spine injuries, and various neurological and neuromuscular conditions.

Our outpatient division has a diversified payor mix with managed care and other discount plans representing the highest percentage. For the years ended December 31, 2006, 2005, and 2004, managed care and other discount plans represented 53.0%, 50.4%, and 49.9%, respectively, of the division’s Net operating revenues, which totaled $326.6 million, $371.1 million, and $431.1 million, respectively.

As discussed earlier in this Item, on January 29, 2007, we announced that we had entered into a Stock Purchase Agreement to sell our outpatient division for approximately $245 million in cash, subject to certain adjustments. The closing of this transaction, which is subject to the satisfaction of closing conditions set forth in the Stock Purchase Agreement, including certain regulatory and other approvals, is anticipated to occur on or before April 30, 2007.

Diagnostic

We are one of the largest operators of freestanding diagnostic imaging centers in the United States. As of December 31, 2006, our diagnostic division operated 61 diagnostic centers (53 of which are wholly owned and 8 of which are jointly owned) in 19 states and the District of Columbia, with a concentration of centers in Texas, Alabama, Florida, and the Washington, D.C. area.

Our diagnostic centers provide outpatient diagnostic imaging services, including MRI, CT, X-ray, ultrasound, mammography, and nuclear medicine services, as well as fluoroscopy. We do not provide all services at all sites, although approximately 80% of our diagnostic centers are multi-modality centers offering multiple types of services. Our diagnostic centers provide outpatient diagnostic procedures performed by experienced radiological technologists. After the diagnostic procedure is completed, the images are reviewed by radiologists who have contracted with us. Those radiologists prepare an interpretation which is then delivered to the referring physician.

Our diagnostic division has a diversified payor mix with managed care and other discount plans representing the highest percentage. For the years ended December 31, 2006, 2005, and 2004, managed care and other discount plans represented 58.9%, 60.0%, and 59.4%, respectively, of the division’s Net operating revenues, which totaled $186.9 million, $197.5 million, and $197.7 million, respectively.

Although the market for diagnostic services is highly competitive, we are expanding our focus on referring physicians outside of the orthopedic specialty to broaden our base of referrals.

Corporate and Other

This division comprises all revenue-producing activities that do not fall within one of the four operating divisions discussed above, including the operation of the conference center located at our corporate campus, operation of our wholly owned captive insurance company, our clinical research activities, and other services that are generally intended to complement our patient care activities. All our corporate departments and related overhead are also contained within this division. These departments, which include among others accounting, communications, compliance, human resources, information technology, internal audit, legal, payor strategies, reimbursement, tax, and treasury, provide support functions to our operating divisions.

For the years ended December 31, 2006, 2005, and 2004, respectively, the division’s Net operating revenues totaled $48.4 million, $84.9 million, and $94.4 million, respectively. Substantially all of this division’s Net operating revenues relate to the operation of our wholly owned captive insurance company, which eliminate in consolidation.

Competition

Inpatient

Our IRFs and LTCHs compete primarily with rehabilitation units and skilled nursing units, many of which are within acute care hospitals in the markets we serve. It is a highly fragmented segment. In addition, we face competition from large publicly held companies such as Rehabcare Group, Inc. In addition, several privately held companies are beginning to emerge as competitors in this segment, including Integra Healthcare Management, Gulf States Health Services, Reliant Healthcare Partners, and Centerre Healthcare. Other providers of post acute-care services (such as Manor Care, which has already announced its intention to enter the inpatient rehabilitation market) may also become competitors in the future.

Some of these competitors may have greater patient referral support and financial and personnel resources in particular markets than we do. We believe we compete successfully within the marketplace based upon our size, reputation for quality, operational efficiencies, and positive rehabilitation outcomes.

Surgery Centers

We face competition from other providers of ambulatory surgical care in developing ASC joint ventures, acquiring existing centers, attracting patients, and negotiating managed care contracts in each of our markets. There are several publicly held companies, divisions or subsidiaries of publicly held companies, and several private companies that operate ASCs. Our larger competitors include United Surgical Partners, Symbion Healthcare, and AmSurg Corporation. Further, many physician groups develop ASCs without a corporate partner, utilizing consultants who typically perform management services for a fee and who may not require an ownership interest in the ongoing operations of the center. We believe that we compete effectively in this market because of our size, experience, and reputation for providing quality care.

Outpatient

Our outpatient rehabilitation facilities compete directly or indirectly with the physical and occupational therapy departments of hospitals, physician-owned therapy clinics, other private therapy clinics, and chiropractors. We also face competition from large privately held and publicly held physical therapy companies such as Select Medical (which has agreed to acquire our outpatient division), U.S. Physical Therapy, Inc. and Benchmark Medical, Inc., as well as mid-sized regional companies. It is particularly difficult to compete with physician-owned therapy clinics because physicians have traditionally been our customers, rather than our competitors. Consequently, in addition to competing with those physicians who offer physical therapy services as in-office ancillary services, we lose them as a referral source.

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

Other Competition

In some states where we operate, the construction or expansion of facilities, the acquisition of existing facilities, or the introduction of new beds or services may be subject to review by and prior approval of state regulatory agencies under a “certificate of need” program. See this Item, “Regulation—Certificates of Need.” We potentially face competition any time we initiate a certificate of need project or seek to acquire an existing facility or certificate of need. This competition may arise either from competing national or regional companies or from local hospitals or other providers which file competing applications or oppose the proposed certificate of need project. The necessity for these approvals serves as a barrier to entry and has the potential to limit competition. We have generally been successful in obtaining certificates of need or similar approvals when required, although there can be no assurance that we will achieve similar success in the future.

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

	Year Ended December 31,
Source	2006	2005	2004
Medicare	47.4%	47.7%	48.0%
Medicaid	2.3%	2.4%	2.5%
Workers’ compensation	6.8%	7.5%	8.1%
Managed care and other discount plans	34.8%	33.3%	31.5%
Other third-party payors	4.7%	4.9%	4.9%
Patients	1.4%	1.8%	2.9%
Other income	2.6%	2.4%	2.1%
	100.0%	100.0%	100.0%

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

We expect that Congress and CMS will address reimbursement rates for a variety of health care settings over the next several years. Any downward adjustment to rates for the types of facilities that we operate could have a material adverse effect on our business, financial position, results of operations, and cash flows.

A basic summary of current Medicare reimbursement in our service areas follows:

Inpatient Rehabilitation and the 75% Rule. The Balanced Budget Act of 1997 and its implementing regulations introduced a prospective payment system (“PPS”) for IRFs that became effective on January 1, 2002. To qualify as an IRF under Medicare, a facility must show that a certain percentage of its patients are treated for at least one of a specified list of medical conditions. Under a May 7, 2004 CMS regulation, the “75% Rule” identifies the following 13 qualifying conditions:

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

Our inpatient division has been reducing or refocusing admissions at most locations in response to the phase-in schedule for the 75% Rule. This has resulted in volume volatility that has had a significantly negative impact on our inpatient division’s Net operating revenues in 2006. Thus far, we have been able to partially mitigate the impact of the 75% Rule on our inpatient division’s operating earnings by implementing the mitigation strategies discussed earlier in this Item, “Inpatient Division.”

On August 1, 2006, CMS released a final rule that updates the IRF-PPS for the federal fiscal year 2007 (covering discharges occurring on or after October 1, 2006 and on or before September 30, 2007). Although the final rule includes an overall market basket update of 3.3%, this market basket update is offset by a 2.6% reduction in standard payment rates. We estimate that the final rule will increase our inpatient division’s revenues by approximately $5 million per quarter for federal fiscal year 2007 as compared to federal fiscal year 2006.

On November 1, 2006, CMS issued a final rule that will update the payment methodology under the Physician Fee Schedule beginning January 1, 2007. Specifically, the rule would update the work relative value units (“RVUs”) based on the five-year review required under statute, implement a new payment methodology for practice expense RVUs, and apply a negative budget neutrality adjustment to the work order RVUs. These changes, combined with a 5% reduction to the payment conversion factor under the Physician Fee Schedule, will result in lower reimbursement to us for outpatient services.

On December 20, 2006, the President of the United States signed into law the Tax Relief and Healthcare Act of 2006 that reverses the 5% reduction to the payment conversion factor under the Physician Fee Schedule. We estimate that combined these changes will decrease our inpatient division’s Net operating revenues by approximately $0.5 million per quarter for calendar year 2007 as compared to calendar year 2006.

The combination of volume volatility created by the 75% Rule and lower unit pricing resulting from IRF-PPS and Physician Fee Schedule changes reduced our operating earnings in 2006. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information about the impact of these changes. In addition, because we receive a significant percentage of our revenues from our inpatient division, and because our inpatient division receives a significant percentage of its revenues from Medicare, our inability to achieve continued compliance with or continue to mitigate the negative effects of the 75% Rule could have a material adverse effect on our business, financial position, results of operations, and cash flows.

Although the 75% Rule represents the most significant operating challenge to our inpatient division, coverage policies can also affect our operations. For example, Medicare providers like us can be negatively affected by the adoption of coverage policies, either at the national or local level, that determine whether an item or service is covered and under what clinical circumstances it is considered to be reasonable, necessary, and appropriate. In the absence of a national coverage determination, local Medicare fiscal intermediaries may specify more restrictive criteria than otherwise would apply nationally. For instance, Cahaba Government Benefit Administrators, the fiscal intermediary for many of our inpatient division facilities, has issued a local coverage determination setting forth very detailed criteria for determining the medical appropriateness of services provided by IRFs. Other Medicare fiscal intermediaries also have implemented local coverage rules. We cannot predict how these local coverage rules will affect us.

Long-Term Acute Care Hospitals. LTCHs provide medical treatment to patients with chronic diseases and/or complex medical conditions. In order for a facility to qualify as an LTCH, patients discharged from the facility in any given cost reporting year must have an average length-of-stay in excess of 25 days. LTCHs have been transitioning from cost-based reimbursement to a PPS system over a 5-year period which began for twelve-month periods beginning on or after October 1, 2002. Providers were given the option to transition into the full LTCH-PPS by receiving 100% of the federal payment rate at any time through the transition period. We have elected to receive the full federal payment rate for all of our LTCHs. Under the new LTCH-PPS system, Medicare classifies patients into distinct diagnosis-related groups (“LTC-DRGs”) based upon specific clinical characteristics and expected resource needs. The LTCH-PPS also provides for an adjustment for differences in area wages as well as a cost of living adjustment for LTCHs located in Alaska or Hawaii.

On May 12, 2006, CMS issued final regulations that updated the annual payment rates under the LTCH-PPS for rate year 2007, which is effective for discharges occurring on or after July 1, 2006 through June 30, 2007. This rule (1) provided no market basket increase for rate year 2007, (2) substantially reduced Short Stay Outlier payments, (3) increased the High Cost Outlier threshold, reducing outlier payments, (4) phased-out the Surgical DRG exception for interrupted stays, (5) implemented a new method to determine future market basket increases, (6) increased the labor-related share, and (7) made certain other payment policy changes that would impact the LTCH-PPS.

On August 18, 2006 and October 11, 2006, CMS issued a final rule and correction notice that updated the LTC-DRGs, the relative weights and the geometric mean length of stay that will impact LTCH-PPS payment for federal year 2007, which is effective for discharges occurring on or after October 1, 2006 through September 30, 2007. We estimate that the combined impact on reimbursement for the May 12, and August 18, 2006 payment rules would be a reduction in our inpatient division’s Net operating revenues of approximately $5.6 million on an annualized basis.

On February 1, 2007, CMS released a proposed rule that would update payment rates under the LTCH-PPS for rate year 2008, which is effective for discharges occurring on or after July 1, 2007 through June 30, 2008. This proposed rule would (1) provide for a market basket update of 3.2%, (2) reduce overall payments by 2.49% for improvements in coding, (3) increase the High Cost Outlier threshold , reducing outlier payments, (4) modify the Short Stay Outlier payment formula, reducing payments to the acute hospital comparable payment level, and (5) continue the wage index phase-in. The proposed rule also indicates that a budget neutrality requirement will be implemented starting with the October 1, 2007 update to the LTC-DRGs, relative weights and average length of stays. Lastly, this rule extends the 25% hospital-within-hospital referral limitation to freestanding, satellite and grandfathered LTCHs (See this Item, “Regulation—Hospital Within Hospital Rules” for a further discussion of this proposed rule change). We are currently evaluating the impact of this proposed rule on our business, financial position, results of operations, and cash flows.

Ambulatory Surgery Centers. ASC services are reimbursed by Medicare based on prospectively determined rates. Surgical procedures approved by CMS for ASC reimbursement are classified into nine payment groups based on cost for facility reimbursement purposes. All approved surgical procedures within the same payment group are reimbursed at a single rate, adjusted by the location of the facility and applicable wage index. The Deficit Reduction Act of 2005 caps payments for ASC procedures in 2007 to the lesser of the ASC or hospital outpatient prospective payment system (“OPPS”) payment rate. In addition, on August 8, 2006, CMS issued a proposed rule that would substantially change Medicare reimbursement for ASC procedures. The proposed rule would revise ASC payment rates to be based on 221 Ambulatory Payment Classifications currently used to categorize procedures under OPPS and would tentatively set calendar year 2008 ASC payment rates at 62% of applicable OPPS payment rates subject to a phase in period whereby payments during the first year would equal a blend of the existing and proposed rates. Beginning in 2010, the ASC conversion factor would be updated by the consumer price index for urban consumers. The proposed rule would also expand the list of ASC approved procedures beginning in 2008. CMS proposes to phase in the new payment system over two years.

On November 1, 2006, CMS released changes to the ASC approved procedure list and ASC payment rates, effective January 1, 2007. Twenty-one procedures are being added to the ASC approved procedure list. Payments for 275 procedures will be capped at the OPPS rate. We estimate that the 2007 final rule will decrease our surgery centers division’s Net operating revenues by approximately $1.4 million in 2007. This final rule, which also includes 2007 OPPS payment rates, does not cover changes to the ASC payment system that will take effect in 2008. If the final rule relating to the 2008 ASC payment system changes results in downward adjustment to ASC reimbursement rates or limits the expansion of covered surgical procedures, it could have a material adverse effect on our business, financial position, results of operations, and cash flows.

While difficult to predict, we believe these 2008 proposed changes could have a neutral to positive impact on our Net operating revenues once the new system is in place, depending upon the rule’s overall effect on unit pricing and our ability to realize increased case volume as the list of approved ASC procedures is expanded. However, the proposed rule has not been finalized and we cannot provide any assurance that the rule will be finalized in its current form, or that the rule, if finalized in its current form, will have the impact we predict. Moreover, we believe the proposed rule disproportionately impacts certain specialties. We are working with a coalition of ASC companies and associations to provide data to CMS supporting a number of modifications to the proposed rule.

On November 24, 2006, CMS published a final OPPS rule that indicates the Secretary of Health and Human Services may require ASCs to begin reporting certain quality information beginning in 2009. Failure to report this quality data would result in a reduction of the payment update by 2%.

Further reductions in ASC Medicare reimbursement are possible. Any significant reductions in Medicare reimbursement could have a material adverse effect on our business, financial position, results of operations, and cash flows.

Outpatient Rehabilitation. Most of our outpatient rehabilitation facilities are certified by Medicare. Therapy services are reimbursed by Medicare under the Physician Fee Schedule. A fixed fee is paid per reimbursable procedure performed. This fee is adjusted by the geographical area in which the facility is located. The Balanced Budget Act of 1997 changed the reimbursement methodology for Medicare Part B therapy services from cost based to fee schedule payments. It also established two types of annual per-beneficiary limitations on outpatient therapy services provided outside of a hospital outpatient setting: (1) a $1,500 cap for all outpatient therapy services and speech language pathology services; and (2) a $1,500 cap for all outpatient occupational therapy services, as adjusted for inflation (per beneficiary per year caps are set at $1,740 for calendar year 2006 and $1,780 for calendar year 2007). These therapy caps are subject to certain exceptions relating to medically necessary services for calendar year 2006 and 2007. These therapy caps have had a negative impact on our Net operating revenues.

On November 1, 2006, CMS issued a final rule that will update the payment methodology under the Physician Fee Schedule beginning January 1, 2007. Specifically, the rule would update the work RVUs based on the five-year review required under statute, implement a new payment methodology for practice expense relative value units and apply a negative budget neutrality adjustment to the work relative value units. These changes, combined with a 5% reduction to the payment conversion factor under the Physician Fee Schedule, will result in lower reimbursement to us for outpatient services.

On December 20, 2006, the President of the United States signed into law the Tax Relief and Healthcare Act of 2006 that reverses the 5% reduction to the payment conversion factor, restores the therapy cap exception process for 2007 and would extend in 2007 the 1.0 geographic practice cost indices floor under the Physician Fee Schedule. We estimate that these combined changes will decrease our outpatient division’s Net operating revenues by approximately $0.5 million per quarter for calendar year 2007 as compared to calendar year 2006.

Diagnostic Facilities. Medicare allows diagnostic facilities that are independent of physician practices or hospitals to bill for approved diagnostic procedures as Independent Diagnostic Testing Facilities (“IDTFs”). Such procedures must be performed by licensed or certified nonphysician personnel under appropriate physician supervision or by physicians in accordance with detailed guidelines. IDTFs are reimbursed for approved tests with required physician orders on the basis of appropriate Current Procedural Terminology (“CPT”) codes under Medicare Part B. CPT reimbursement is geographically adjusted by CMS. Medicare uses the Physician Fee Schedule to pay for services provided in freestanding imaging centers. Each CPT code is assigned a set of RVUs that reflects the average time, effort, and practice costs (including a geographic adjustment) involved in performing a given procedure. Medicare payment amounts are based on a procedure’s total RVUs multiplied by a dollar conversion factor. Medicare makes payment determinations for diagnostic radiology procedures and imaging agents based on where the procedure is performed. More specifically, Medicare uses different payment methodologies for procedures performed in a hospital outpatient department versus an IDTF.

On November 1, 2006, CMS issued a final rule that will update the payment methodology under the Physician Fee Schedule beginning January 1, 2007. Specifically, the rule would update the work RVUs based on the five-year review required under statute, implement a new payment methodology for practice expense RVUs, and apply a negative budget neutrality adjustment to the work RVUs. In addition, the final rule caps payment rates for imaging services under the Physician Fee Schedule at the hospital outpatient prospective payment system rate. The final rule also maintains at 25% the reduction on payments for the technical component of multiple imaging procedures on contiguous body parts, as opposed to increasing the reduction to 50% as set forth in the 2006 final rule. The final rule will also implement, for the first time, 14 IDTF supplier standards to remain enrolled in the Medicare program. These changes, combined with a 5% reduction to the payment conversion factor under the Physician Fee Schedule, will result in lower reimbursement to us for diagnostic services.

On December 20, 2006, the President of the United States signed into law the Tax Relief and Healthcare Act of 2006 that reverses the 5% reduction to the payment conversion factor and would extend in 2007 the 1.0 geographic practice cost indices floor under the Physician Fee Schedule. We estimate that these combined changes will decrease our diagnostic division’s Net operating revenues by approximately $5.6 million for calendar year 2007 as compared to calendar year 2006.

Medicaid Reimbursement

Medicaid programs are jointly funded by the federal and state governments. As the Medicaid program is administered by the individual states under the oversight of CMS in accordance with certain regulatory and statutory guidelines, there are substantial differences in reimbursement methodologies and coverage policies from state to state. Many states have experienced shortfalls in their Medicaid budgets and are implementing significant cuts in Medicaid reimbursement rates. Additionally, certain states control Medicaid expenditures through restricting or eliminating coverage of certain services. Continuing downward pressure on Medicaid payment rates could cause a decline in our Net operating revenues.

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

On December 30, 2004, we announced that HealthSouth had signed an agreement with CMS to resolve issues associated with various Medicare cost reporting practices. Subject to certain exceptions, the settlement provides for the release of HealthSouth by CMS from any obligations related to any cost statements or cost reports which had, or could have been submitted to CMS or its fiscal intermediaries by HealthSouth for cost reporting periods ended on or before December 31, 2003. The settlement provides that all covered federal cost reports be closed and considered final and settled. Open state Medicaid cost reports still are subject to potential audits as described above. For additional information about the settlement referenced above, see Note 22, Medicare Program Settlement, to our accompanying consolidated financial statements.

Managed Care and Other Discount Plans

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

Corporate Integrity Agreement

On December 30, 2004, we entered into a corporate integrity agreement (the “CIA”) with the United States Department of Health and Human Services (“HHS”) Office of Inspector General (“OIG”). This new CIA has an effective date of

January 1, 2005 and a term of five years from that effective date. It incorporates a number of compliance program changes already implemented by us and requires, among other things, that not later than 90 days after the effective date we:

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

•	report and return overpayments received from federal health care programs;
•	notify the HHS-OIG of any new investigations or legal proceedings initiated by a governmental entity involving an allegation of fraud or criminal conduct against HealthSouth;
•	notify the HHS-OIG of the purchase, sale, closure, establishment, or relocation of facilities furnishing items or services that are reimbursed under federal health care programs; and
•	submit annual reports to the HHS-OIG regarding our compliance with the CIA.

The CIA also requires that we engage an Independent Review Organization (“IRO”) to assist us in assessing and evaluating: (1) our billing, coding, and cost reporting practices with respect to our inpatient rehabilitation facilities, (2) our billing and coding practices for outpatient items and services furnished by outpatient departments of our inpatient facilities and through other HealthSouth outpatient rehabilitation facilities; and (3) certain other obligations pursuant to the CIA and the Settlement Agreement. We engaged PricewaterhouseCoopers LLP to serve as our IRO.

On April 28, 2005, we submitted an implementation report to the HHS-OIG stating that we had, within the 90-day time frame, materially complied with the initial requirements of this new CIA. In addition, on April 28, 2006, we submitted our first annual report under the CIA, which included a report by our IRO.

As discussed in Note 25, Contingencies and Other Commitments, to our accompanying consolidated financial statements, we entered into an addendum to our CIA which requires additional compliance training and annual audits of billing practices relating to prosthetic and orthotic devices. The addendum has a term of three years and will run concurrently with our existing five-year CIA.

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

In addition, facilities must be “certified” by CMS to participate in the Medicare program and generally must be certified by Medicaid state agencies to participate in Medicaid programs. All of our inpatient facilities participate in (or are awaiting the assignment of a provider number to participate in) the Medicare program. As of December 31, 2006, approximately 91% of our outpatient therapy facilities (including outpatient rehabilitation facilities and other outpatient facilities) participate in, or are awaiting the assignment of a provider number to participate in, the Medicare program. Substantially all of our ASCs and diagnostic centers are certified (or are awaiting certification) under the Medicare program. Our Medicare-certified facilities undergo periodic on-site surveys in order to maintain their certification.

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

False Claims Act

Over the past several years, an increasing number of health care providers have been accused of violating the federal False Claims Act. That act prohibits the knowing presentation of a false claim to the United States government, and provides for penalties equal to three times the actual amount of any overpayments plus up to $11,000 per claim. In addition, the False Claims Act allows private persons, known as “relators,” to file complaints under seal and provides a period of time for the government to investigate such complaints and determine whether to intervene in them and take over the handling of all or part of such complaints. Because of the sealing provisions of the False Claims Act, it is possible for health care providers to be subject to False Claims Act suits for extended periods of time without notice of such suits or an opportunity to respond to them. Because we perform thousands of similar procedures a year for which we are reimbursed by Medicare and other federal payors and there is a relatively long statute of limitations, a billing error or cost reporting error could result in significant civil or criminal penalties under the False Claims Act or other laws. We have entered into a substantial settlement of claims under the False Claims Act. See Note 22, Medicare Program Settlement, to our accompanying consolidated financial statements. We remain a named defendant in certain unsealed suits under the False Claims Act where the United States did not intervene. See Note 25, Contingencies and Other Commitments, “Certain Regulatory Actions.”

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

We have entered into agreements to manage many of our facilities that are owned by partnerships in which physicians have invested. A number of these agreements incorporate a percentage-based management fee. Although there is a safe harbor for personal services and management contracts, this safe harbor requires, among other things, that the aggregate compensation paid to the manager over the term of the agreement be set in advance. Because our management fee may be based on a percentage of revenues, the fee arrangement may not meet this requirement. However, we believe that our management arrangements satisfy the other requirements of the safe harbor for personal services and management contracts and that they comply with the Anti-Kickback Law. The HHS-OIG has taken the position that percentage-based management agreements are not protected by a safe harbor, and consequently, may violate the Anti-Kickback Law. On April 15, 1998, the HHS-OIG issued Advisory Opinion 98-4 which reiterates this proposition. This opinion focused on areas the HHS-OIG considers problematic in a physician practice management context, including financial incentives to increase patient referrals, no safeguards against overutilization, and incentives to increase the risk of abusive billing. The opinion reiterated that proof of intent to violate the Anti-Kickback Law is the central focus of the HHS-OIG. We have implemented programs designed to safeguard against overbilling and otherwise achieve compliance with the Anti-Kickback Law and other laws, but there can be no assurance that the HHS-OIG would find our compliance programs to be adequate.

While several federal court decisions have aggressively applied the restrictions of the Anti-Kickback Law, they provide little guidance as to the application of the Anti-Kickback Law to our partnerships, and we cannot provide any assurances that a federal or state agency charged with enforcement of the Anti-Kickback Law and similar laws might not claim that some of our partnerships have violated or are violating the Anti-Kickback Law. Such a claim could adversely affect relationships we have established with physicians or other health care providers or result in the imposition of penalties on us or on particular HealthSouth facilities. Any conviction of a partnership for violations of the Anti-Kickback Law would have severe consequences on that partnership’s ability to be a viable entity and our ability to attract physician investors to other partnerships and could result in substantial fines as well as our exclusion from Medicare and Medicaid. Moreover, even the assertion of a violation of the Anti-Kickback Law by one or more of our partnerships could have a material adverse effect upon our business, financial position, results of operations, or cash flows.

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

While we do not believe that our financial relationships with physicians violate the Stark II statute or the associated regulations, no assurances can be given that a federal or state agency charged with enforcement of the Stark II statute and regulations or similar state laws might not assert a contrary position or that new federal or state laws governing physician relationships, or new interpretations of existing laws governing such relationships, might not adversely affect relationships we have established with physicians or result in the imposition of penalties on us or on particular HealthSouth facilities. Even the assertion of a violation could have a material adverse effect upon our business, financial position, or results of operations. In addition, a number of states have passed or are considering statutes which prohibit or limit physician referrals of patients to facilities in which they have an investment interest. Any actual or perceived violation of these state statutes could have a material adverse effect on business, financial position, results of operations, and cash flows.

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

HIPAA also contains certain administrative simplification provisions that require the use of uniform electronic data transmission standards for certain health care claims and payment transactions submitted or received electronically. HHS has issued regulations implementing the HIPAA administrative simplification provisions and compliance with these regulations became mandatory for our facilities on October 16, 2003. Although HHS temporarily agreed to accept noncompliant Medicare claims, CMS stopped processing non-HIPAA-compliant Medicare claims beginning October 1, 2005. We believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial position, results of operations, and cash flows.

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

On February 1, 2007, CMS issued a proposed rule that would extend the 25% hospital-within-hospital threshold to freestanding, satellite and grandfathered LTCHs. These LTCHs would join the hospital-within-hospital phase-in as if this rule was effective on October 1, 2004. This proposed rule would effectively subject the majority of the LTCH industry to this referral limitation. If this proposed rule is adopted in its current form, we anticipate that the inpatient division’s business, financial position, results of operations, and cash flows will be negatively impacted. We are currently evaluating the impact of this proposed rule.

Additionally, other excluded hospitals or units of a host hospital, such as inpatient rehabilitation facilities and/or units, must meet certain hospital within hospital requirements in order to maintain their excluded status and not be subject to Medicare’s acute care inpatient PPS.

Risk Management and Insurance

We insure a substantial portion of our professional, general liability, and workers’ compensation risks through a self-insured retention program underwritten by our wholly owned offshore captive insurance subsidiary, HCS, Ltd. (“HCS”), which we fund annually. HCS provides part of our first layer of insurance coverage for professional and general liability risks (up to $6 million per claim and $60 million in the aggregate per year) and workers’ compensation claims (between $0.3 million and $1 million per claim, depending upon the state). We maintain professional and general liability insurance with unrelated commercial carriers for losses in excess of amounts insured by HCS. HealthSouth and HCS maintained reserves for professional, general liability, and workers’ compensation risks that totaled $203.6 million at December 31, 2006. Management considers such reserves, which are based on actuarially determined estimates, to be adequate for those liability risks. However, there can be no assurance that the ultimate liability will not exceed management’s estimates.

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

In addition to the standard industry exclusions, our director and officer liability policy also includes exclusions of coverage for (1) our former chairman and chief executive officer, Richard M. Scrushy, and our former chief financial officer, William T. Owens and (2) a prior acts exclusion and a pending and prior litigation exclusion as of July 31, 2003. See Note 25, Contingencies and Other Commitments, “Insurance Coverage Litigation,” for a description of various lawsuits that have been filed to contest coverage under certain directors and officers insurance policies.

While to date we have not had difficulty in obtaining director and officer liability insurance coverage for our current directors and officers, the premium costs associated with this coverage have been dramatically higher than in the years prior to March 2003. We believe we will be able to continue to secure comparable coverage for the coming insurance year. We anticipate that, although the premium costs associated with our director and officer liability insurance coverage will be reduced during the coming insurance year, such premium costs will remain higher than in the years prior to March 2003. Despite these increased premium costs, we do not believe these costs are material to our business, financial position, results of operations, or cash flows.

Employees

As of December 31, 2006, we employed approximately 33,000 individuals, of whom approximately 21,000 were full-time employees. We are subject to various state and federal laws that regulate wages, hours, benefits, and other terms and conditions relating to employment. Except for approximately 90 employees at one IRF (about 18% of that facility’s workforce), none of our employees are represented by a labor union. We are not aware of any current activities to organize our employees at other facilities. We believe our relationship with our employees is satisfactory. Like most health care providers, our labor costs are rising faster than the general inflation rate. In some markets, the lack of availability of nurses and other medical support personnel has become a significant operating issue to health care providers. To address this challenge, we are implementing initiatives to improve retention, recruiting, compensation programs, and productivity. The shortage of nurses and other medical support personnel, including physical therapists, may require us to increase utilization of more expensive temporary personnel.

Available Information

Our website address is www.healthsouth.com. We make available through our website the following documents, free of charge: our annual reports (Form 10-K), our quarterly reports (Form 10-Q), our current reports (Form 8-K), and any amendments we file with respect to any such reports promptly after we electronically file such material with, or furnish it to, the SEC. In addition to the information that is available on our website, you may read and copy any materials we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, www.sec.gov, which includes reports, proxy, and information statements, and other information regarding us and other issuers that file electronically with the SEC.

Item 1A.	Risk Factors

Our business, operations, and financial position are subject to various risks. Some of these risks are described below, and you should take such risks into account in evaluating HealthSouth or any investment decision involving HealthSouth. This section does not describe all risks that may be applicable to our company, our industry, or our business, and it is intended only as a summary of certain material risk factors. More detailed information concerning the risk factors described below is contained in other sections of this annual report.

Risks Related to Our Financial Position

We are highly leveraged. As a consequence, a substantial down-turn in earnings could jeopardize our ability to make our interest payments and could impair our ability to obtain additional financing, if necessary.

We are highly leveraged. As of December 31, 2006 we had approximately $3.4 billion of long-term debt outstanding. As discussed in Item 1, Business, “Recent Significant Events,” we have prepaid substantially all of our prior indebtedness with proceeds from a series of recapitalization transactions and replaced it with approximately $3 billion of new long-term debt. Although we remain highly leveraged, we believe these recapitalization transactions have eliminated significant uncertainty regarding our capital structure and have improved our financial position by reducing our refinancing risk, increasing our liquidity, improving our operational flexibility, improving our credit profile, and reducing our interest rate exposure.

We are required to use a substantial portion of our cash flow to service our debt. A substantial down-turn in earnings could jeopardize our ability to make our interest payments and could impair our ability to obtain additional financing, if necessary. Certain trends in our business, including declining revenues resulting from the 75% Rule, acute care volume weakness, and pricing pressure have created a challenging operating environment, and future changes could place additional pressure on our revenues and cash flow. In addition, we are subject to numerous contingent liabilities and are subject to prevailing economic conditions and to financial, business, and other factors beyond our control. Although we expect to make scheduled interest payments and principal reductions, we cannot assure you that changes in our business or other factors will not occur that may have the effect of preventing us from satisfying obligations under our debt.

We have significant cash obligations relating to government settlements that, in addition to our indebtedness, may limit cash flow available for our operations and could impair our ability to service debt or obtain additional financing, if necessary.

In addition to being highly leveraged, we have significant cash obligations we must meet in the near future as a result of recent settlements with various federal agencies. Specifically, we remain obligated to pay $86.7 million (plus interest) in quarterly installments ending in the fourth quarter of 2007 to satisfy our obligations under a settlement described in Note 22, Medicare Program Settlement, to our accompanying consolidated financial statements. Furthermore, we remain obligated to pay $50.0 million to the SEC in two installments ending in the fourth quarter of 2007 to satisfy our obligations under a settlement described in Note 23, SEC Settlement, to our accompanying consolidated financial statements.

We are still communicating the results of the reconstruction of our accounts to our partners, which could result in litigation.

Following the discovery of the financial fraud committed by members of our former management, we reconstructed our accounting records and restated our previously reported financial statements for 2000 and 2001. As a result of this effort, we also were able to restate the financial statements of our subsidiaries and affiliated entities, including entities owned in partnership with various third parties. We are well underway with the process of communicating the effect of the restatement to our joint venture partners, and have resolved or established agreements in principle to resolve issues arising out of the restatement with many of our joint venture partners. However, we may be unable to resolve issues arising out of the restatement with all of our joint venture partners, which could result in litigation, and the results of any such litigation are currently unknown.

We have determined that our internal controls relating to income taxes are currently ineffective.

As discussed in Item 9A, Controls and Procedures, our management team, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of HealthSouth’s internal controls. As of December 31, 2006, they concluded that HealthSouth’s internal control over financial reporting as they relate to income taxes is currently ineffective. Although we have made substantial improvements in our internal controls, any material weakness in our internal controls over income taxes could impair our ability to report our financial position and results of operations accurately and in a timely manner.

Risks Related to Our Business

We may be unable to successfully consummate transactions related to our strategic repositioning and, even if consummated, the implementation of such transactions could adversely affect us.

As discussed above, on August 14, 2006, we announced our intent to seek strategic alternatives for our surgery centers and outpatient divisions, along with our diagnostic division (previously designated as “non-core”), and to reposition the company as a “pure play” provider of post-acute health care services, with an initial focus on rehabilitative health care. We may be unable to complete these transactions on satisfactory terms. In addition, the uncertainty and operational disruption resulting from these transactions, including any interim period during which we are required to provide transition services to one or more divisions, could have a negative effect on our business.

If we fail to comply with the extensive laws and government regulations applicable to us as a health care provider, we could suffer penalties or be required to make significant changes to our operations.

As a health care provider, we are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. These laws and regulations relate to, among other things:

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

Although we have invested substantial time, effort, and expense in implementing internal controls and procedures designed to ensure regulatory compliance, if we fail to comply with applicable laws and regulations, we could be subjected to liabilities, including (1) criminal penalties, (2) civil penalties, including monetary penalties and the loss of our licenses to operate one or more of our facilities, and (3) exclusion or suspension of one or more of our facilities from participation in the Medicare, Medicaid, and other federal and state health care programs.

If we fail to comply with our Corporate Integrity Agreement, we could be subject to severe sanctions.

In December 2004, we entered into a Corporate Integrity Agreement with the HHS-OIG to promote our compliance with the requirements of Medicare, Medicaid, and all other federal health care programs. Under that agreement, which is effective for five years from January 1, 2005, we are subject to certain administrative requirements and are subject to review of certain Medicare cost reports and reimbursement claims by an Independent Review Organization. Our failure to comply with the material terms of the Corporate Integrity Agreement could lead to suspension or exclusion from further participation in federal health care programs, including Medicare and Medicaid, which currently account for a substantial portion of our revenues. Any of these sanctions would have a material adverse effect on our business, financial position, results of operations, and cash flows.

Although we have entered into a settlement with various government agencies and other parties regarding our participation in federal health care programs, we remain a defendant in litigation relating to our participation in federal health care programs, and the outcome of these lawsuits and others of which we may not be aware may have a material adverse effect on our business, financial position, results of operations, and cash flows.

The False Claims Act, 18 U.S.C. § 287, allows private citizens, called “relators,” to institute civil proceedings alleging violations of the False Claims Act. These so-called qui tam, or “whistleblower,” cases are sealed by the court at the time of filing. The only parties privy to the information contained in the complaint are the relator, the federal government, and the presiding court. We settled one consolidated qui tam lawsuit filed in 2004, the Devage matter, which is discussed in Note 22,

Medicare Program Settlement, to our accompanying consolidated financial statements. We remain a defendant in a qui tam action which is discussed in Note 25, Contingencies and Other Commitments, to our accompanying consolidated financial statements. It is possible that qui tam lawsuits other than those discussed in this report have been filed against us and that we are unaware of such filings or have been ordered by the presiding court not to discuss or disclose the filing of such lawsuits. We may be subject to liability under one or more undisclosed qui tam cases brought pursuant to the False Claims Act.

CMS has been granted authority to suspend payments, in whole or in part, to Medicare providers if CMS possesses reliable information that an overpayment, fraud, or willful misrepresentation exists. If CMS suspects that payments are being or have been made as the result of fraud or misrepresentation, CMS may suspend payment at any time without providing us with prior notice. The initial suspension period is limited to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the HHS-OIG or the DOJ. Therefore, we are unable to predict if or when we may be subject to a suspension of payments by the Medicare and/or Medicaid programs, the possible length of the suspension period or the potential cash flow impact of a payment suspension. Any such suspension would adversely impact our business, financial position, results of operations, and cash flows.

If the HHS-OIG determines we have violated federal laws governing kickbacks and self-referrals, it could impose substantial civil monetary penalties on us and could seek to exclude our provider entities from participation in the federal health care programs which would severely impact our financial position and ability to continue operations.

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

We derive a substantial portion of our Net operating revenues from the Medicare and Medicaid programs. In 2006, 47.4% of our consolidated Net operating revenues was derived from Medicare, 2.3% was derived from Medicaid, 6.8% was derived from workers’ compensation plans, 34.8% was derived from managed care and other discount plans, 4.7% was derived from other third-party payors, 1.4% was derived from patients, and 2.6% was derived from other income. There are increasing pressures from many payors to control health care costs and to reduce or limit increases in reimbursement rates for medical services. Our operating results could be adversely affected by changes in laws or regulations governing the Medicare and Medicaid programs. For a discussion of the 75% Rule and other factors affecting reimbursement for our services, see Item 1, Business, “Sources of Revenues.”

Historically, Congress and some state legislatures have periodically proposed significant changes in the health care system. Many of these changes have resulted in limitations on and, in some cases, significant reductions in the levels of, payments to health care providers for services under many government reimbursement programs. See Item 1, Business, “Regulation” for a discussion of recent and proposed changes to the health care system that could materially and adversely affect our business, financial position, results of operations, and cash flows.

Our relationships with third-party payors, such as HMOs and PPOs, are generally governed by negotiated agreements. These agreements set forth the amounts we are entitled to receive for our services. We could be adversely affected in some of the markets where we operate if we are unable to negotiate and maintain favorable agreements with third-party payors. In addition, our third-party payors may, from time to time, request audits of the amounts paid to us under our agreements with them. We could be adversely affected in some of the markets where we operate and within certain of our operating divisions if the audits uncover substantial overpayments made to us. As part of the reconstruction of accounting records for the preparation of our financial statements for the years ended December 31, 2004, 2003, and 2002 and the restatement for the years ended December 31, 2001 and 2000, we discovered the existence of substantial credit balances, which could represent posting errors, misapplied payments or overpayments due to patients and third-party payors, including the Medicare and Medicaid programs. We are continuing to review these accounts to determine whether and to what extent we may be required to repay any of these credit balances to patients or third-party payors, including the Medicare and Medicaid programs. We could be adversely affected if the amount we are required to repay exceeds our current estimates.

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

We operate in a highly competitive industry. Although we are the largest provider of rehabilitative health care services, and one of the largest providers of ambulatory surgery and outpatient diagnostic services in the United States, in any particular market we may encounter competition from local or national entities with longer operating histories or other competitive advantages. There can be no assurance that this competition, or other competition which we may encounter in the future, will not adversely affect our business, financial position, results of operations, or cash flows. In addition, weakening certificate of need laws in some states could potentially increase competition in those states.

Competition for staffing may increase our labor costs and reduce profitability.

Our operations are dependent on the efforts, abilities, and experience of our management and medical support personnel, such as physical therapists, nurses, and other health care professionals. We compete with other health care providers in recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our facilities. In some markets, the lack of availability of physical therapists, nurses, and other medical support personnel has become a significant operating issue to health care providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to hire more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased labor costs is limited. Our failure to recruit and retain qualified management, physical therapists, nurses, and other medical support personnel, or to control our labor costs, could have a material adverse effect on our business, financial position, results of operations, and cash flows.

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

Risks Related to Pending Governmental Investigations and Litigation

Any adverse outcome of continuing governmental investigations relating to certain self-disclosures could have a material adverse effect on us.

We remain the subject of governmental investigations relating to certain self-disclosures, all of which relate to matters previously disclosed in Item 13, Certain Relationships and Related Transactions, “Other Transactions,” to our comprehensive Form 10-K for the years ended December 31, 2003 and 2002. While we are fully cooperating with the DOJ and other governmental authorities in their investigations, we cannot predict the outcome of those investigations. Such investigations could result in material financial penalties.

We remain a defendant in a number of lawsuits, the outcome of which could have a material adverse effect on us.

Although we have settled the major litigation pending against us, we remain a defendant in numerous lawsuits which are discussed in Note 25, Contingencies and Other Commitments, to our accompanying consolidated financial statements. Substantial damages and other remedies assessed against us could have a material adverse effect on our business, financial position, results of operations, and cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located in Birmingham, Alabama, where we own and maintain a headquarters building of approximately 200,000 square feet located on an 85-acre corporate campus. In addition to our headquarters building, as of December 31, 2006 we leased or owned 978 facilities through various consolidated entities to support our operations. Our leases generally have initial terms of 3 to 5 years, but range from 1 to 99 years. Most of our leases contain options to extend the lease period for up to 5 additional years. Our consolidated entities are sometimes responsible for property taxes, property and casualty insurance, and routine maintenance expenses. Other than our headquarters campus and a contiguous 19-acre tract of land that includes an incomplete 13-story building formerly called the “Digital Hospital,” none of our other properties is materially important. Although we marketed the “Digital Hospital” for sale extensively as a hospital, we were unable to find a buyer, and after closing the sale of the Birmingham Medical Center, discussed below, we no longer own the certificate of need that would enable us to market the Digital Hospital as a hospital. We are currently marketing our headquarters campus and the contiguous 19-acre tract of land for sale. Both properties are held and, as applicable, used by our corporate and other segment. See Note 6, Property and Equipment, to our accompanying consolidated financial statements, for a discussion of the impairment charge we recognized in 2006 relating to the incomplete 13-story building formerly called the “Digital Hospital.”

We and our Subsidiary Guarantors have pledged substantially all of our property as collateral to secure the performance of our obligations under our Credit Agreement. In addition, we and the Subsidiary Guarantors agreed to enter into mortgages with respect to certain of our material real property (excluding real property owned by the surgery centers division or otherwise subject to preexisting liens and/or mortgages) in connection with the Credit Agreement. Our obligations under the Credit Agreement are secured by the real property subject to such mortgages. For additional information about our Credit Agreement, see Note 9, Long-term Debt, to our accompanying consolidated financial statements.

In 2006, we sold approximately $13.9 million in land and buildings, not including properties sold in connection with the sale of operating facilities. On July 20, 2005, we executed an asset purchase agreement with The Board of Trustees of the University of Alabama (the “University of Alabama”) for the sale of the real property, furniture, fixtures, equipment, and certain related assets associated with our 219 licensed-bed acute care hospital located in Birmingham, Alabama (the “Birmingham Medical Center”) for $33.0 million. Simultaneously with the execution of this purchase agreement with the University of Alabama, we executed an agreement with an affiliate of the University of Alabama whereby this entity provided certain management services to the Birmingham Medical Center. On December 31, 2005, we executed an amended and restated asset purchase agreement with the University of Alabama. This amended and restated agreement provided that the University of Alabama purchase the Birmingham Medical Center and associated real and personal property, as well as our interest in the gamma knife partnership associated with this hospital. This transaction closed on March 31, 2006 and resulted in a net loss on disposal of assets of approximately $7.3 million.

We have transferred the Birmingham Medical Center and associated real and personal property, including our interest in the gamma knife partnership. Both the certificate of need under which the hospital operated and the licensed beds operated by us at the hospital were transferred as part of the sale of the hospital under the amended and restated agreement. The transaction also required that we acquire and convey title to the University of Alabama or its affiliate for certain professional office buildings that we leased. During the course of negotiations with the landlord of these properties, we agreed to continue certain rent payment obligations related to the terminated lease. The costs to terminate the lease associated with the professional office buildings approximated $29 million. These lease termination costs are the primary factor that contributed to the $7.3 million net loss on disposal of assets.

Our headquarters, facilities, and other properties are suitable for their respective uses and are, in general, adequate for our present needs. Our properties are subject to various federal, state, and local statutes and ordinances regulating their operation. Management does not believe that compliance with such statutes and ordinances will materially affect our business, financial position, or results from operations.

Item 3.	Legal Proceedings

Information relating to certain legal proceedings in which we are involved is included in Note 25, Contingencies and Other Commitments, Note 22, Medicare Program Settlement, Note 23, SEC Settlement, and Note 24, Securities Litigation Settlement, to our accompanying consolidated financial statements, each of which is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

On October 18, 2006, at a special meeting of stockholders, our stockholders approved a proposal to amend our Restated Certificate of Incorporation (the “Charter Amendment”) to (1) effect a one-for-five reverse stock split of our common stock (the “Reverse Stock Split”), whereby each issued and outstanding five shares of common stock were combined into and became one share of common stock, and (2) decrease the number of authorized shares of our common stock from 600 million shares to 200 million shares. The votes cast at the special meeting with respect to the Charter Amendment (which are not split-adjusted) were as follows:

For	Against	Abstain	Withheld	Broker Non-Votes
348,665,176	27,936,465	4,332,358	N/A	N/A

The Charter Amendment, including the Reverse Stock Split, became effective at the close of business on October 25, 2006, the date upon which we filed the Charter Amendment with the Secretary of State of the State of Delaware. To avoid the existence of fractional shares of common stock, stockholders who would have otherwise been entitled to receive fractional shares of our common stock as a result of the Reverse Stock Split received a cash payment in lieu thereof. No voting rights or other terms of the common stock were altered in connection with the Charter Amendment. In addition, as a result of the Reverse Stock Split, the conversion price at which shares of our convertible perpetual preferred stock are convertible into shares of our common stock was proportionately increased from $6.10 to $30.50 and, as a result, shares of the convertible perpetual preferred stock are convertible into shares of common stock at a conversion rate of 32.7869 shares of common stock per share of convertible perpetual preferred stock.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of

Equity Securities

Market Information

On March 19, 2003, after the Securities and Exchange Commission issued an Order of Suspension of Trading, the New York Stock Exchange (“NYSE”) suspended trading in our common stock, which was then listed under the symbol HRC. That same day, Standard & Poor’s announced that it removed our common stock from the S&P 500 Index. The NYSE continued the trading halt and eventually delisted our common stock. On March 25, 2003, immediately following the delisting from the NYSE, our stock began trading in the over-the-counter “Pink Sheets” market under the symbol HLSH. On August 14, 2006, we announced that we had been cleared to submit an application for the listing of our common stock on the New York Stock Exchange. Shares of our common stock began trading on the New York Stock Exchange on October 26, 2006, under the ticker symbol “HLS.”

The following table sets forth the high and low bid quotations per share of HealthSouth common stock as reported on the over-the-counter market from January 1, 2005 through October 25, 2006, as well as the high and low sales prices per share for HealthSouth common stock as reported on the New York Stock Exchange from October 26, 2006 through December 31, 2006. The stock price information is based on published financial sources. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. All quotations per share have been adjusted to reflect the reverse stock split that became effective on October 25, 2006 (see Note 1, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements).

	Market	High	Low
2005
First Quarter	OTC	$ 30.80	$ 25.50
Second Quarter	OTC	29.75	24.00
Third Quarter	OTC	28.45	20.00
Fourth Quarter	OTC	24.00	18.10
2006
First Quarter	OTC	$ 26.25	$ 22.50
Second Quarter	OTC	24.60	21.50
Third Quarter	OTC	25.05	17.50
Fourth Quarter (through October 25, 2006)	OTC	26.65	24.10
Fourth Quarter (from October 26 through December 31, 2006)	NYSE	26.25	19.80

Holders

As of February 15, 2007, there were 78,684,549 shares of HealthSouth common stock issued and outstanding, net of treasury shares, held by approximately 8,351 holders of record.

Dividends

We have never paid cash dividends on our common stock, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, the terms of our new credit agreement restrict us from declaring or paying cash dividends on our common stock unless: (1) we are not in default under our credit agreement and (2) the amount of the dividend, when added to the aggregate amount of certain other defined payments made during the same fiscal year, does not exceed certain maximum thresholds. We currently anticipate that any future earnings will be retained to finance our operations and reduce debt. However, as described below, our 6.50% Series A Convertible Perpetual Preferred Stock generally provides for the payment of cash dividends subject to certain limitations.

Recent Sales of Unregistered Securities

On February 28, 2006, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with several investors, pursuant to which we sold 400,000 shares of 6.50% Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”) at a price per share of $1,000, for an aggregate purchase price of $400 million. We received approximately $387 million in net proceeds from this offering (after deducting the placement agents’ fees of $13 million paid to Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Deutsche Bank Securities Inc., Goldman Sachs & Co., and Wachovia Capital Markets, LLC and before deducting our estimated offering expenses). The offers and sales of the Series A Preferred Stock were made only to Qualified Institutional Buyers as such term is defined under Rule 144A promulgated by the SEC under the Securities Act and were deemed exempt from registration under the Securities Act, in reliance on Section 4(2) of the Securities Act and Rule 506 promulgated by the SEC under the Securities Act, as transactions not involving a public offering. As of February 15, 2007 there was one holder of record of the Series A Preferred Stock.

The Series A Preferred Stock is convertible, at the option of the holder, at any time into shares of our common stock at an initial conversion price of $30.50 per share, which is equal to an approximate conversion rate of 32.7869 shares of common stock per share of Series A Preferred Stock, subject to specified adjustments. On or after July 20, 2011, we may cause the shares of Series A Preferred Stock to be automatically converted into shares of our common stock at the conversion rate then in effect if the closing sale price of our common stock for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date we give the notice of forced conversion exceeds 150% of the conversion price of the Series A Preferred Stock.

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

Purchases of Equity Securities

None.

Company Stock Performance

Set forth below is a line graph comparing the total returns of our common stock, the Standard & Poor’s 500 Index (“S&P 500”), and the Morgan Stanley Health Care Provider Index (“RXH”), an equal-dollar weighted index of 16 companies involved in the business of hospital management and medical/nursing services. The graph assumes $100 invested on December 31, 2001 in HealthSouth common stock and each of the indices. We did not pay dividends during that time period and do not plan to pay dividends.

The information contained in the performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC nor shall such information be deemed incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of HealthSouth’s common stock.

Fiscal Year Ended December 31
	Base Period	Cumulative Total Return
Company/Index Name	12/01	12/02	12/03	12/04	12/05	12/06
HealthSouth Corporation	100.00	28.34	30.97	42.38	33.06	30.57
Standard & Poor’s 500 Index	100.00	76.63	96.85	105.56	108.73	123.54
Morgan Stanley Health Care Provider Index (“RXH”)	100.00	86.92	114.47	124.31	142.64	144.81

Item 6.	Selected Financial Data

We derived the selected historical consolidated financial data presented below for the years ended December 31, 2006, 2005, and 2004 from our audited consolidated financial statements and related notes included elsewhere in this filing. We derived the selected historical consolidated financial data presented below for the years ended December 31, 2003 and 2002 from our audited consolidated financial statements and related notes included in our comprehensive Form 10-K for the years ended December 31, 2003 and 2002. You should refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to our accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial position or results of operations. In addition, you should note the following information regarding the selected historical consolidated financial data presented below.

•

Certain previously reported financial results have been reclassified to conform to the current year presentation. Such reclassifications relate to facilities we closed or sold in 2006 that qualify under Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to be reported as discontinued operations. We reclassified our consolidated financial statements for the years ended December 31, 2005, 2004, 2003, and 2002 to show the results of those qualifying facilities in 2006 as discontinued operations. We also reclassified rent associated with leased facilities, including common area maintenance and similar charges, from Other operating expenses to Occupancy costs in our consolidated statements of operations.

•

During 2006, stock-based compensation increased by approximately $12.1 million due to our adoption of FASB Statement No. 123(R), Share-Based Payment, on January 1, 2006. These increased costs are included in Salaries and benefits in our 2006 consolidated statement of operations.

•

As discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we were involved in a legal dispute regarding the lease of Braintree Rehabilitation Hospital in

Braintree, Massachusetts and New England Rehabilitation Hospital in Woburn, Massachusetts. In 2005, a judgment was entered against us that upheld the landlord’s termination of our lease of these two facilities and placed us as the manager, rather than the owner, of these two facilities. Accordingly, our 2006 and 2005 results of operations include only the $4.0 million and $5.4 million management fee we earned for operating these facilities during the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively. In 2004, 2003, and 2002, the results of operations of these two facilities were included in our consolidated statements of operations on a gross basis. Our consolidated Net operating revenues and consolidated operating earnings were negatively impacted by approximately $106.3 million and $3.6 million, respectively, (excluding the lease termination gain described below) in 2005 as a result of the change in ownership of these two facilities. In September 2006, we completed the transition of these two facilities to the landlord.

Also, as a result of the lease termination associated with the Braintree and Woburn facilities, our corporate and other segment recorded a $30.5 million net gain on lease termination during 2005. This net gain is included in Occupancy costs in our consolidated statement of operations. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding this gain.

•

In 2001 and 2002, we reserved approximately $38.0 million related to amounts due from Meadowbrook Healthcare, Inc. (“Meadowbrook”), an entity formed by one of our former chief financial officers related to net working capital advances made to Meadowbrook in 2001 and 2002. In August 2005, we received a payment of $37.9 million from Meadowbrook. This cash payment is included as Recovery of amounts due from Meadowbrook in our 2005 consolidated statement of operations. For more information regarding Meadowbrook, see Note 21, Related Party Transactions, and Note 25, Contingencies and Other Commitments, to our accompanying consolidated financial statements.

•

During 2006, an Alabama Circuit Court issued a summary judgment against Richard M. Scrushy, our former chairman and chief executive officer, on a claim for restitution of incentive bonuses Mr. Scrushy received for years 1996 through 2002. Including pre-judgment interest, the court’s total award was approximately $48 million. Based on this judgment, we recorded $47.8 million during 2006 as Recovery of amounts due from Richard M. Scrushy, excluding approximately $5.0 million of post-judgment interest recorded as Interest income. For additional information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 25, Contingencies and Other Commitments, to our accompanying consolidated financial statements.

•

On December 8, 2006, we entered into an agreement with the derivative plaintiffs’ attorneys to resolve the amounts owed to them as a result of the award given to us under the claim for restitution of incentive bonuses Mr. Scrushy received in previous years and the Securities Litigation Settlement (as defined in Note 24, Securities Litigation Settlement, and as discussed in Note 25, Contingencies and Other Commitments to our accompanying consolidated financial statements). Under this agreement, we agreed to pay the derivative plaintiffs’ attorneys $32.5 million on an aggregate basis for both claims. We will pay this amount based on amounts received from Mr. Scrushy in the above referenced award. As of December 31, 2006, we owed approximately $21.0 million to the derivative plaintiffs’ attorneys, which is included in Other current liabilities in our consolidated balance sheet.

•

Included in our Net loss for 2006, 2005, 2004, 2003, and 2002 are property and equipment and goodwill and other intangible assets impairment charges of $15.2 million, $43.3 million, $36.5 million, $467.7 million, and $62.4 million, respectively. These charges were recorded as a result of experiencing continued decreases in projected revenue and operating profit at numerous facilities and changes in the business climate over this five-year period. We performed impairment analyses and calculated the fair value of our long-lived assets with the assistance of a third-party valuation specialist using a combination of discounted cash flows and market valuation models based on competitors’ multiples of revenue, gross profit, and other financial ratios. These impairment charges are shown separately as a component of operating loss within the consolidated statements of operations, excluding $4.5 million, $8.7 million, $20.1 million, $0.6 million, and $59.3 million of impairment charges in 2006, 2005, 2004, 2003, and 2002, respectively, related to certain closed facilities which are included in discontinued operations.

•

Our Net loss for 2006 includes approximately $38.8 million in charges related to litigation, settlements, and ongoing settlement negotiations with various entities and individuals as Government, class action, and related settlements expense. These 2006 charges of $38.8 million are net of a $31.2 million reduction to the $215 million charge we recorded in 2005 as a result of the final court approval of our settlement in the federal securities class actions and the derivative litigation.

In 2005, our Net loss includes a $215.0 million charge, to be paid in the form of common stock and common stock warrants, as Government, class action, and related settlements expense under the then-proposed settlement with the lead plaintiffs in the federal securities class actions and the derivative litigation, as well as with our insurance carriers, to settle claims filed against us, certain of our former directors and officers, and certain other parties. As noted above, this settlement was finalized in January 2007, and an adjustment was recorded to this liability in 2006.

In 2003, our Net loss includes the cost related to our settlement with the United States Securities and Exchange Commission (the “SEC”) and certain additional settlements, as well as legal fees related to this litigation and certain other actions brought against us. Also, as a result of the Medicare Program Settlement (see Note 22, Medicare Program Settlement, to our accompanying consolidated financial statements), our 2002 Net loss includes a $347.7 million charge as Government, class action, and related settlements expense.

For additional information regarding these settlements, ongoing discussions, and litigation, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 22, Medicare Program Settlement, Note 23, SEC Settlement, Note 24, Securities Litigation Settlement, and Note 25, Contingencies and Other Commitments, to our accompanying consolidated financial statements.

•

As noted in this filing, significant changes have occurred at HealthSouth since the financial fraud perpetrated by certain members of our prior management team was uncovered. The steps taken to stabilize our business and operations, provide vital management assistance, and coordinate our legal strategy came at significant financial cost. Our Net loss in each year includes professional fees associated with professional services to support the preparation of our periodic reports filed with the SEC, tax preparation and consulting fees for various tax projects, and legal fees for litigation defense and support matters. For years prior to 2006, these fees include costs associated with the reconstruction and restatement of our previously filed consolidated financial statements for the years ended December 31, 2001 and 2000. These fees are included in our statements of operations as Professional fees—accounting, tax, and legal and approximated $163.6 million, $169.8 million, $206.2 million, and $70.6 million in 2006, 2005, 2004, and 2003, respectively. See Note 1, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements for additional information.

•

During 2006, we recorded an approximate $365.6 million net loss on early extinguishment of debt due to the completion of a private offering of senior notes in June 2006 and a series of recapitalization transactions during the first quarter of 2006. For more information regarding these transactions, see Note 9, Long-term Debt, to our accompanying consolidated financial statements.

•

As discussed in more detail in Note 9, Long-term Debt, to our accompanying consolidated financial statements, we entered into an interest rate swap in March 2006 to effectively convert a portion of our variable rate debt to a fixed interest rate. During 2006, we recorded a net loss of approximately $10.5 million related to the mark-to-market adjustments, quarterly settlements, and accrued interest recorded for the swap.

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

	For the year ended December 31,
	2006	2005	2004	2003	2002
	(In Millions, Except Per Share Data)
Income Statement Data:
Net operating revenues	$ 3,000.1	$ 3,117.0	$ 3,409.7	$ 3,544.9	$ 3,519.7

Salaries and benefits	1,398.4	1,386.1	1,571.8	1,550.1	1,586.8
Professional and medical director fees	72.0	71.6	72.3	80.5	87.8
Supplies	287.8	294.2	318.2	304.1	300.5
Other operating expenses	457.2	540.4	428.2	539.6	619.2
Provision for doubtful accounts	119.3	94.3	109.6	120.0	112.0
Depreciation and amortization	148.2	162.6	172.2	180.4	205.7
Occupancy costs	141.4	113.1	152.4	180.0	181.4
Recovery of amounts due from Richard M. Scrushy	(47.8)	–	–	–	–
Recovery of amounts due from Meadowbrook	–	(37.9)	–	–	–
(Gain) loss on disposal of assets	(4.5)	16.6	10.2	(13.7)	82.6
Impairment of goodwill	–	–	–	335.6	–
Impairment of intangible assets	0.2	–	1.0	–	15.3
Impairment of long-lived assets	15.0	43.3	35.5	132.1	47.1
Government, class action, and related settlements expense	38.8	215.0	–	170.9	347.7
Professional fees—accounting, tax, and legal	163.6	169.8	206.2	70.6	–
Loss (gain) on early extinguishment of debt	365.6	–	–	(2.3)	(9.6)
Interest expense and amortization of debt discounts and fees	335.1	337.5	301.4	264.2	250.3
Interest income	(15.7)	(17.1)	(13.1)	(7.2)	(6.6)
Loss (gain) on sale of investments	1.9	0.1	(4.0)	15.8	(11.8)
Loss on interest rate swap	10.5	–	–	–	–
Equity in net income of nonconsolidated affiliates	(21.3)	(29.4)	(9.9)	(15.8)	(15.3)
Minority interests in earnings of consolidated affiliates	92.3	97.2	95.0	97.0	90.5
	3,558.0	3,457.4	3,447.0	4,001.9	3,883.6

Loss from continuing operations before income tax expense	(557.9)	(340.4)	(37.3)	(457.0)	(363.9)
Provision for income tax expense (benefit)	41.1	38.4	11.9	(28.4)	20.3
Loss from discontinued operations, net of income tax expense	(26.0)	(67.2)	(125.3)	(3.5)	(34.4)
Cumulative effect of accounting change, net of income tax expense	–	–	–	(2.5)	(48.2)
Net loss	(625.0)	(446.0)	(174.5)	(434.6)	(466.8)
Convertible perpetual preferred dividends	(22.2)	–	–	–	–
Net loss available to common shareholders	$ (647.2)	$ (446.0)	$ (174.5)	$ (434.6)	$ (466.8)

Weighted average common shares outstanding:
Basic	79.5	79.3	79.3	79.2	79.1
Diluted*	90.3	79.6	79.5	81.2	81.7

Basic and diluted loss per common share:
Loss from continuing operations available to common shareholders	$ (7.81)	$ (4.77)	$ (0.62)	$ (5.41)	$ (4.86)
Loss from discontinued operations, net of tax	(0.33)	(0.85)	(1.58)	(0.05)	(0.43)
Cumulative effect of accounting change, net of tax	–	–	–	(0.03)	(0.61)
Net loss per share available to common shareholders	$ (8.14)	$ (5.62)	$ (2.20)	$ (5.49)	$ (5.90)

* Per share diluted amounts are treated the same as basic per share amounts because the effect of including potentially dilutive shares is antidilutive.

	As of December 31,
	2006	2005	2004	2003	2002
	(In Millions)
Balance Sheet Data:
Cash and marketable securities	$ 40.6	$ 198.3	$ 450.1	$ 462.0	$ 85.8

Restricted cash	99.6	237.4	235.4	170.3	24.0

Restricted marketable securities	71.1	–	–	–	–

Working capital (deficit)	(381.3)	(235.5)	(3.8)	167.0	(490.5)

Total assets	3,359.6	3,592.2	4,083.0	4,209.7	4,536.7

Long-term debt, including current portion	3,402.3	3,401.9	3,493.9	3,499.7	3,480.8

Convertible perpetual preferred stock	387.4	–	–	–	–

Shareholders' deficit	(2,184.6)	(1,540.7)	(1,109.4)	(963.8)	(528.8)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

As described in detail in Item 1, Business, 2006 was a year in which we put many of the legal, financial and operational “rocks in the road” behind us and began implementing our plan to reposition the company as a “pure play” provider of post-acute health care services for the future, with an immediate focus on rehabilitative health care. In 2006:

•

We announced our intent to seek strategic alternatives for our surgery centers and outpatient divisions, along with our diagnostic division (previously designated as “non-core”), and to use the net proceeds from any disposition of those divisions to pay down debt. On January 29, 2007, we announced that we had entered into a Stock Purchase Agreement with Select Medical Corporation (“Select Medical”) to sell our outpatient division, marking the first step in our repositioning and deleveraging plan.

•

We prepaid substantially all of our previously existing indebtedness with proceeds from a series of recapitalization transactions and replaced it with approximately $3.0 billion of new long-term debt, which we believe will produce enhanced operational flexibility, reduced refinancing risk, and an improved credit profile. See this Item, “Liquidity and Capital Resources,” and Note 9, Long-term Debt, to our accompanying consolidated financial statements.

•

We received final court approval of our settlement with the lead plaintiffs in the federal securities class actions and the derivative litigation, as well as with our insurance carriers, concluding the last of the major litigation pending against us. See Note 24, Securities Litigation Settlement, to our accompanying consolidated financial statements.

•	We reached a non-prosecution agreement with the United States Department of Justice (the “DOJ”) with respect to the accounting fraud committed by members of our former management.
•	We remediated numerous internal control deficiencies.
•	We recruited the remaining members of our senior management team, including senior vice presidents for development, payor contracting, and supply chain management.

•	Our common stock was relisted on the New York Stock Exchange.

We continue to face operational challenges, but we believe our accomplishments in 2006 have positioned us to capitalize on our core competencies and move forward with implementing our repositioning and deleveraging plan.

Our Business

Our business is currently divided into four primary operating divisions—inpatient, surgery centers, outpatient, and diagnostic—and a fifth division that manages certain other revenue producing activities and corporate functions. These five divisions correspond to our five reporting segments discussed later in this Item and throughout this report.

Inpatient. Our inpatient division, which represented 58% of 2006 Net operating revenues and 79% of 2006 operating earnings from our four primary operating divisions, provides treatment at (as of December 31, 2006) 92 freestanding inpatient rehabilitation facilities (“IRFs”), 10 long-term acute care hospitals (“LTCHs”), and 81 outpatient facilities located within or near our IRFs. In addition to the facilities in which we have an ownership interest, our inpatient division operated 11 inpatient rehabilitation units, 3 outpatient facilities, and 2 gamma knife radiosurgery centers through management contracts as of December 31, 2006. This division continues to be the market leader in inpatient rehabilitation services in terms of revenues, number of IRFs, and patients treated. Between 2005 and 2006, Net operating revenues and operating earnings declined slightly due to the continued phase-in of the 75% Rule. We anticipate increasing volumes in many of our inpatient facilities through the first three quarters of 2007 because most of our IRFs currently operate at, and have maintained since 2006, the 60% minimum qualifying patient mix threshold under the 75% Rule. In the fourth quarter of 2007, as most of our IRFs approach a new cost reporting year, we anticipate declining volumes as we work to achieve compliance with the 65% threshold. We are actively engaged with other health care providers to modify this rule and ensure Medicare recipients receive appropriate care in an appropriate environment.

Surgery Centers. Our surgery centers division, which is our second largest division in terms of Net operating revenues, operates (as of December 31, 2006) 144 freestanding ambulatory surgery centers (“ASCs”) and 3 surgical hospitals. In 2006, our focus within our surgery centers division was on resyndication activities in existing centers, portfolio rationalization, and operational improvements. During the latter part of 2006, we began to see margin expansion through improved revenues and expense management initiatives, including the standardization of non-physician preference items. However, this margin expansion was negatively impacted by an increase in minority interests from our resyndication efforts. We believe, however, that our resyndication efforts helped stabilize our portfolio of surgery centers and will add value to the division over time. Our surgery centers division’s Net operating revenues declined slightly from 2005 to 2006, resulting primarily from certain consolidated affiliates that became equity method affiliates as a result of changes in ownership and facility closures that did not qualify as discontinued operations. However, operating earnings increased over that same period as a result of improved cost control, better pricing, and increased volumes at certain facilities. We expect this division to benefit as outpatient procedures continue to migrate to the more efficient ASC environment. However, potential benefits from industry growth may be offset by physician partners who are demanding a higher ownership interest in our partnerships, thereby lowering our share of partnership earnings.

Outpatient. Our outpatient division currently provides outpatient therapy services (as of December 31, 2006) at 582 facilities. This division’s performance declined between 2005 and 2006 due primarily to continued volume declines resulting from competition from physician-owned physical therapy sites and Medicare therapy caps, as discussed below. On January 29, 2007, we announced that we have entered into a definitive agreement with Select Medical, a privately owned operator of specialty hospital and outpatient rehabilitation facilities, to sell our outpatient division for approximately $245 million in cash, subject to certain adjustments. The closing is anticipated to occur on or before April 30, 2007, and is subject to customary closing conditions, including regulatory approval. See Note 3, Subsequent Event—Divestiture, to our accompanying consolidated financial statements for additional information regarding this disposition.

Diagnostic. Our diagnostic division operates (as of December 31, 2006) 61 diagnostic imaging centers. This division has struggled over the past several years due to poor margins for the diagnostic market in general, strong competition from physician-owned diagnostic equipment, increased pricing pressure from payors, and the age of equipment in our installed base. Competition in 2006 remained strong as diagnostic equipment manufacturers continued to lower prices and offer special financing to encourage physicians to purchase equipment through their own practices, resulting in a decline in the number of procedures performed at our diagnostic centers. In 2006, the division completed the implementation of a new enterprise software platform that provides enhanced administrative, clinical, and revenue cycle functionality. We believe the implementation of this software will assist the segment in increasing referral volume, as well as improve the segment’s collection activities at a reduced cost. While these actions should result in improvement in the segment’s operating results going forward, our operating performance during 2006 was negatively impacted by the nonrecurring costs associated with these changes.

We believe the aging of the U.S. population, changes in technology, and the continuing growth in health care spending will increase demand for the types of services we provide. First, many of the health conditions associated with aging—like stroke and heart attacks, neurological disorders, and diseases and injuries to the muscles, bones, and joints—will increase the demand for ambulatory surgery and rehabilitative services. Second, pressure from payors to provide efficient, high-quality health care services is forcing many procedures traditionally performed in acute care hospitals out of the acute care environment. We believe these market factors align with our strengths and our planned focus on post-acute care services.

Key Challenges

Although our business is continuing to generate substantial revenues, and market factors appear to favor our outpatient and post-acute care business model, we still have several immediate internal and external challenges to overcome before we can realize significant improvements in our business, including:

•

Divestitures. Our attempt to seek strategic alternatives for three of our four operating divisions necessarily creates new operational challenges for us such as retaining key employees, combating uncertainty in our workforce, and continuing to provide necessary corporate support and other services to each division during this transition period. These issues will pose challenges for us in 2007.

•

Single-Payor Exposure. Medicare comprises approximately 47% of our consolidated Net operating revenues and approximately 70% of our largest division’s revenues. Consequently, single-payor exposure presents a serious risk. In particular, as discussed in Item 1, Business, “Sources of Revenues,” changes to the 75% Rule and pricing pressure have combined to create a very challenging operating environment for our inpatient division. The volume volatility created by the 75% Rule has had a significantly negative impact on our inpatient division’s Net operating revenues in 2006. Thus far, we have been able to partially mitigate the impact of the 75% Rule on our inpatient division’s operating earnings by implementing the mitigation strategies discussed in Item 1, Business, “Inpatient Division.” However, the combination of volume volatility created by the 75% Rule and pricing pressure resulting from changes to the prospective payment system applicable to IRFs (“IRF-PPS”) reduced our operating earnings in 2006. Because we receive a significant percentage of our revenues from our inpatient division, and because our inpatient division receives a significant percentage of its revenues from Medicare, our inability to achieve continued compliance with or continue to mitigate the negative effects of the 75% Rule could have a material adverse effect on our business, financial position, results of operations, and cash flows.

•

Leverage. Although we have completed a series of recapitalization transactions that have eliminated significant uncertainty regarding our capital structure and have improved our financial position, we remain highly leveraged. Our high leverage increases our cost of capital and decreases our net income. If we are unable to divest our surgery centers, outpatient, and diagnostic divisions as planned through a spin-off, sale, or other transaction, and use the net proceeds from those transactions to pay down debt, we may be unable to take advantage of growth and consolidation opportunities in the inpatient rehabilitation industry.

•

Settlement Costs. We have significant cash obligations we must meet in the near future as a result of settlements with various federal agencies. Specifically, we will pay the remaining balance of our $325 million settlement to the United States in quarterly installments ending in the fourth quarter of 2007 to satisfy our obligations under a settlement described in Note 22, Medicare Program Settlement, to our accompanying consolidated financial statements. Furthermore, we will pay the remaining balance of our $100 million settlement to the United States Securities and Exchange Commission (the “SEC”) in four installments ending in the fourth quarter of 2007, as described in Note 23, SEC Settlement, to our accompanying consolidated financial statements. Our final payments in 2007 due under these settlement agreements are $86.7 million for the Medicare Program Settlement and $50.0 million for the SEC Settlement.

Consolidated Results of Operations

HealthSouth is the largest provider of rehabilitative health care and ambulatory surgery services in the United States, with 978 facilities and approximately 33,000 full- and part-time employees. We provide these services through a national network of inpatient and outpatient rehabilitation facilities, outpatient surgery centers, diagnostic centers, and other health care facilities.

During 2006, 2005, and 2004, we derived consolidated Net operating revenues from the following payor sources:

	For the year ended December 31,
	2006	•	2005	•	2004
Medicare	47.4%		47.7%		48.0%
Medicaid	2.3%		2.4%		2.5%
Workers' compensation	6.8%		7.5%		8.1%
Managed care and other discount plans	34.8%		33.3%		31.5%
Other third-party payors	4.7%		4.9%		4.9%
Patients	1.4%		1.8%		2.9%
Other income	2.6%		2.4%		2.1%
Total	100.0%		100.0%		100.0%

We provide our patient care services through four primary operating divisions and certain other services through a fifth division. These five divisions correspond to our five reporting segments discussed in this Item, “Segment Results of Operations,” and throughout this report.

When reading our consolidated statements of operations, it is important to recognize the following items included within our results of operations:

•

Stock-Based Compensation. During 2006, stock-based compensation increased by approximately $12.1 million due to our adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, on January 1, 2006. These increased costs are included in Salaries and benefits in our 2006 consolidated statement of operations.

•

Restructuring charges. In our continuing efforts to streamline operations, we closed underperforming facilities or consolidated similar facilities within the same market in 2006, 2005, and 2004. As a result of these facility closures or consolidations, we recorded certain restructuring charges approximating $5.1 million, $8.1 million, and $4.0 million in 2006, 2005, and 2004, respectively, for one-time termination benefits and contract termination costs under the guidance in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The majority of these costs represent contract termination costs associated with leased facilities and are included in Occupancy costs in our consolidated statements of operations. See Note 11, Restructuring Charges, to our accompanying consolidated financial statements for additional information.

•

Changes in ownership of certain inpatient rehabilitation facilities. As discussed in this Item, “Segment Results of Operations – Inpatient,” and Note 25, Contingencies and Other Commitments, to our accompanying consolidated financial statements, we were involved in a legal dispute regarding the lease of Braintree Rehabilitation Hospital in Braintree, Massachusetts and New England Rehabilitation Hospital in Woburn, Massachusetts. In 2005, a judgment was entered against us that upheld the landlord’s termination of our lease of these two facilities and placed us as the manager, rather than the owner, of these two facilities. Accordingly, our results of operations include only the $4.0 million and $5.4 million management fee we earned for operating these facilities on behalf of the landlord during the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively. In 2004, the results of operations of these two facilities were included in our consolidated statements of operations on a gross basis. Our consolidated Net operating revenues and consolidated operating earnings were negatively impacted by approximately $106.3 million and $3.6 million, respectively, in 2005, as a result of the change in ownership of these two facilities. In September 2006, we completed the transition of these two facilities to the landlord.

The lease associated with the Braintree and Woburn facilities was for a period of ten years with rent obligations of approximately $8.7 million per year, which included additional payments relating to rent payable for a group of nursing home facilities owned by the owner of the Braintree and Woburn facilities that HealthSouth had sold but remained liable for as a guarantor. We accounted for the rent on the Braintree and Woburn facilities as rent expense in our inpatient segment. However, the rent expense paid above the negotiated rent for these facilities was recorded as an obligation of our corporate and other segment. As a result of the lease termination associated with the Braintree and Woburn facilities, our corporate and other segment recorded a $30.5 million net gain on lease termination during 2005. This net gain is included in Occupancy costs in our consolidated statement of operations and represents the difference between the $42 million liability that remained under the lease when the lease was terminated and the remaining liability on the date the judgment was entered against us in 2005.

•

Recovery of amounts due from Meadowbrook. In 2001 and 2002, we reserved approximately $38.0 million related to amounts due from Meadowbrook Healthcare, Inc. (“Meadowbrook”), an entity formed by one of our former chief financial officers, related to net working capital advances made to Meadowbrook in 2001 and 2002. In August 2005, we received a payment of $37.9 million from Meadowbrook. This cash payment is included as Recovery of amounts due from Meadowbrook in our 2005 consolidated statement of operations.

See Note 21, Related Party Transactions, and Note 25, Contingencies and Other Commitments, to our accompanying consolidated financial statements for additional information regarding Meadowbrook.

•

Recovery of amounts due from Richard M. Scrushy. On January 3, 2006, the Alabama Circuit Court in the Tucker action (as defined in Note 25, Contingencies and Other Commitments, to our accompanying consolidated financial statements) granted the plaintiff’s motion for summary judgment against Richard M. Scrushy, our former chairman and chief executive officer, on a claim for restitution of incentive bonuses Mr. Scrushy received for years 1996 through 2002. Including pre-judgment interest, the court’s total award was approximately $48 million. On August 25, 2006, the Alabama Supreme Court affirmed the Circuit Court’s order granting summary judgment against Mr. Scrushy on the unjust enrichment claim, and on October 27, 2006, the Alabama Supreme Court denied Mr. Scrushy’s motion for rehearing. On November 16, 2006, Mr. Scrushy signed an agreement indicating his desire and intent to pay the entire amount owed under the judgment.

Based on the above, we recorded approximately $47.8 million during 2006 as Recovery of amounts due from Richard M. Scrushy, excluding approximately $5.0 million of post-judgment interest recorded as Interest income. As of December 31, 2006, we have an approximate $4.9 million receivable related to this award included in Other current assets in our consolidated balance sheet.

•

Amounts owed to derivative plaintiffs’ attorneys. On December 8, 2006, we entered into an agreement with the derivative plaintiffs’ attorneys to resolve the amounts owed to them as a result of the award given to us under the claim for restitution of incentive bonuses Mr. Scrushy received in previous years and the Securities Litigation Settlement (as defined in Note 24, Securities Litigation Settlement, and as discussed in Note 25, Contingencies and Other Commitments). Under this agreement, we agreed to pay the derivative plaintiffs’ attorneys $32.5 million on an aggregate basis for both claims. We will pay this amount primarily from cash and other properties received from Mr. Scrushy in the above referenced award. As of December 31, 2006, we owed approximately $21.0 million to the derivative plaintiffs’ attorneys, which is included in Other current liabilities in our consolidated balance sheet.

•

Impairments. During 2006, we recorded an impairment charge of approximately $15.2 million to reduce the carrying value of certain long-lived and intangible assets of certain operating facilities to their estimated fair market value. During 2005, we recorded an impairment charge of approximately $43.3 million to reduce the carrying value of long-lived assets to their estimated fair market value. During 2004, we recorded an impairment charge of approximately $36.5 million to reduce the carrying value of property and equipment and amortizable intangibles of certain operating facilities to their estimated fair market value. These charges are discussed in more detail in this Item, “Segment Results of Operations,” and Note 6, Property and Equipment, to our accompanying consolidated financial statements.

•

Government, class action, and related settlements expense. Our Net loss for 2006 includes a $1.0 million charge related to our Employee Retirement Income Security Act of 1974 (“ERISA”) litigation, a $5.7 million charge to settle disputes related to our former Braintree and Woburn facilities, and a $1.9 million charge related to the Goodreau litigation in Government, class action, and related settlements expense. Government, class action, and related settlements expense for 2006 also includes a charge of approximately $47.9 million, a portion of which will not require a cash outflow, related to ongoing settlement negotiations with our subsidiary partnerships related to the restatement of their historical financial statements. Government, class action, and related settlements expense for 2006 also includes a $4.0 million charge related to our agreement with the United States to settle civil allegations brought in federal False Claims Act lawsuits regarding alleged improper billing practices relating to certain orthotic and prosthetic devices. Our Net loss for 2006 also includes a $3.0 million charge in Government, class action, and related settlements expense related to a payment made to the U.S. Postal Inspection Services Consumer Fraud Fund in connection with the execution of the non-prosecution agreement reached with the DOJ. These expenses for 2006 also include charges of approximately $6.5 million for certain settlements and other ongoing settlement negotiations.

In 2005, our Net loss includes a $215.0 million charge, to be paid in the form of common stock and common stock warrants, as Government, class action, and related settlements expense under the proposed settlement with the lead plaintiffs in the federal securities class actions and the derivative litigation, as well as with our insurance carriers, to settle claims filed against us, certain of our former directors and officers, and certain other parties. In January 2007, the proposed settlement received final court approval, and, based on the value of our common stock and the associated common stock warrants on the date the settlement was approved, we reduced this liability by approximately $31.2 million as of December 31, 2006. This reduction in 2006 is included in Government, class action, and related settlements expense in our consolidated statement of operations. The charge for this settlement will be revised in future periods to reflect additional changes in the fair value of the common stock and warrants until they are issued.

For additional information regarding these settlements, ongoing discussions, and litigation, see Note 24, Securities Litigation Settlement, and Note 25, Contingencies and Other Commitments, to our accompanying consolidated financial statements.

•

Professional fees—accounting, tax, and legal. As noted in this filing, significant changes have occurred at HealthSouth since the financial fraud perpetrated by certain members of our prior management team was uncovered. The steps taken to stabilize our business and operations, provide vital management assistance, and coordinate our legal strategy came at significant financial cost. During 2006, Professional fees—accounting, tax, and legal approximated $163.6 million and related primarily to professional services to support the preparation of our 2005 Form 10-K, professional services to support the preparation of our Form 10-Qs for 2006 (including the preparation of quarterly information for 2005, which had never been presented), tax preparation and consulting fees for various tax projects, and legal fees for continued litigation defense and support matters (including $32.5 million of fees to the derivative plaintiffs’ attorneys to resolve the amount owed to them as a result of the award given to us under the claim for restitution of incentive bonuses Mr. Scrushy received in previous years and the Securities Litigation Settlement) discussed in Note 25, Contingencies and Other Commitments, to our accompanying consolidated financial statements. During 2005, Professional fees—accounting, tax, and legal approximated $169.8 million and related primarily to the preparation of our comprehensive Form 10-K for the years ended December 31, 2003 and 2002, including the restatement of our previously issued 2001 and 2000 consolidated financial statements, as well as professional services to support the preparation of our Form 10-K for the year ended December 31, 2004. During 2004, Professional fees—accounting, tax, and legal approximated $206.2 million and related primarily to professional fees resulting from the steps taken to stabilize our business and operations, provide vital management assistance, and coordinate our legal strategy as a result of the fraud mentioned above. These fees in 2004 also included professional services associated with the reconstruction and restatement of our previously issued consolidated financial statements.

•

Loss on early extinguishment of debt. During 2006, we recorded an approximate $365.6 million net loss on early extinguishment of debt due to the completion of a private offering of senior notes in June 2006 and a series of recapitalization transactions during the first quarter of 2006.

On June 14, 2006, we completed a private offering of $1.0 billion aggregate principal amount of senior notes, the proceeds of which, together with cash on hand, were used to repay all borrowings outstanding under our Interim Loan Agreement (as defined in Note 9, Long-term Debt, to our accompanying consolidated financial statements). As a result of this transaction, our net loss on early extinguishment of debt for 2006 includes a charge of approximately $4.1 million. On March 10, 2006, we completed the last of a series of recapitalization transactions enabling us to prepay substantially all of our prior indebtedness and replace it with approximately $3 billion of new long-term debt. As a result of these transactions, our net loss on early extinguishment of debt for 2006 includes a charge of approximately $361.1 million. The remainder of our net loss on early extinguishment of debt for 2006 was due to the repayment of certain bonds payable during the second quarter of 2006.

For more information regarding these transactions, see Note 9, Long-term Debt, to our accompanying consolidated financial statements.

•

Loss on interest rate swap. As discussed in more detail in Note 9, Long-term Debt, to our accompanying consolidated financial statements, we entered into an interest rate swap in March 2006 to effectively convert a portion of our variable rate debt to a fixed interest rate. During 2006, we recorded a net loss of approximately $10.5 million related to the mark-to-market adjustments, quarterly settlements, and accrued interest recorded for the swap. During 2006, we made approximately $0.6 million in net cash settlement payments to our counterparties.

•

Reclassifications. Certain previously reported financial results have been reclassified to conform to the current year presentation. Such reclassifications relate to facilities we closed or sold in 2006 that qualify under FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to be reported as discontinued operations. We also reclassified rent associated with leased facilities, including common area maintenance and similar charges, from Other operating expenses into Occupancy costs in our consolidated statements of operations.

From 2004 through 2006, our consolidated results of operations were as follows:

	For the year ended December 31,			Percentage Change
				2006 vs.	2005 vs.
	2006	2005	2004	2005	2004
		(In Millions)
Net operating revenues	$3,000.1	$3,117.0	$3,409.7	(3.8%)	(8.6%)
Operating expenses:
Salaries and benefits	1,398.4	1,386.1	1,571.8	0.9%	(11.8%)
Professional and medical director fees	72.0	71.6	72.3	0.6%	(1.0%)
Supplies	287.8	294.2	318.2	(2.2%)	(7.5%)
Other operating expenses	457.2	540.4	428.2	(15.4%)	26.2%
Provision for doubtful accounts	119.3	94.3	109.6	26.5%	(14.0%)
Depreciation and amortization	148.2	162.6	172.2	(8.9%)	(5.6%)
Occupancy costs	141.4	113.1	152.4	25.0%	(25.8%)
Recovery of amounts due from
Richard M. Scrushy	(47.8)	–	–	N/A	N/A
Recovery of amounts due from
Meadowbrook	–	(37.9)	–	(100.0%)	N/A
(Gain) loss on disposal of assets	(4.5)	16.6	10.2	(127.1%)	62.7%
Impairment of intangible and
long-lived assets	15.2	43.3	36.5	(64.9%)	18.6%
Government, class action, and related
settlements expense	38.8	215.0	–	(82.0%)	N/A
Professional fees—accounting,
tax, and legal	163.6	169.8	206.2	(3.7%)	(17.7%)
Total operating expenses	2,789.6	3,069.1	3,077.6	(9.1%)	(0.3%)

Loss on early extinguishment of debt	365.6	–	–	N/A	N/A
Interest expense and amortization of
debt discounts and fees	335.1	337.5	301.4	(0.7%)	12.0%
Interest income	(15.7)	(17.1)	(13.1)	(8.2%)	30.5%
Loss (gain) on sale of investments	1.9	0.1	(4.0)	1,800.0%	(102.5%)
Loss on interest rate swap	10.5	–	–	N/A	N/A
Equity in net income of nonconsolidated
Affiliates	(21.3)	(29.4)	(9.9)	(27.6%)	197.0%
Minority interests in earnings of
consolidated affiliates	92.3	97.2	95.0	(5.0%)	2.3%
Loss from continuing operations before
income tax expense	(557.9)	(340.4)	(37.3)	63.9%	812.6%
Provision for income tax expense	41.1	38.4	11.9	7.0%	222.7%
Loss from continuing operations	(599.0)	(378.8)	(49.2)	58.1%	669.9%
Loss from discontinued operations,
net of income tax expense	(26.0)	(67.2)	(125.3)	(61.3%)	(46.4%)
Net loss	(625.0)	(446.0)	(174.5)	40.1%	155.6%

Operating Expenses as a % of Net Operating Revenues

	For the year ended December 31,
	2006	2005	2004
Salaries and benefits	46.6%	44.5%	46.1%
Professional and medical director fees	2.4%	2.3%	2.1%
Supplies	9.6%	9.4%	9.3%
Other operating expenses	15.2%	17.3%	12.6%
Provision for doubtful accounts	4.0%	3.0%	3.2%
Depreciation and amortization	4.9%	5.2%	5.1%
Occupancy costs	4.7%	3.6%	4.5%
Recovery of amounts due from Richard M. Scrushy	(1.6%)	0.0%	0.0%
Recovery of amounts due from Meadowbrook	0.0%	(1.2%)	0.0%
(Gain) loss on disposal of assets	(0.1%)	0.5%	0.3%
Impairment of intangible assets and long-lived assets	0.5%	1.4%	1.1%
Government, class action, and related settlements
expense	1.3%	6.9%	0.0%
Professional fees—accounting, tax, and legal	5.5%	5.4%	6.0%
Total operating expenses as a % of net operating
revenues	93.0%	98.5%	90.3%

Net Operating Revenues

Our consolidated Net operating revenues consist primarily of revenues derived from patient care services provided by our four primary operating segments. Net operating revenues also include other revenues generated from management and administrative fees, trainer income, operation of the conference center located on our corporate campus, and other non-patient care services.

Volume decreases in our operating segments was the primary factor that contributed to the declining Net operating revenues in 2006. Our inpatient segment reduced its “non-compliant” case volumes (i.e., cases involving diagnoses not included on the list of 13 qualifying medical conditions under the 75% Rule) due to the continued phase-in of the 75% Rule. Surgery centers that became equity method investments rather than consolidated entities in 2006 and 2005 as a result of ownership changes, facility closures that did not qualify as discontinued operations, and market competition negatively impacted volumes in our surgery centers segment. Competition from physician-owned similar sites, the nationwide physical therapist shortage, closure of underperforming facilities that did not qualify as discontinued operations, and the annual per beneficiary limitations on Medicare outpatient therapy services that became effective January 1, 2006 continued to negatively impact volumes in our outpatient segment. Competition from physician-owned diagnostic equipment and the closure of underperforming facilities that did not qualify as discontinued operations continued to negatively impact volumes in our diagnostic segment.

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

Volume decreases in each of our operating segments and the change in ownership of certain facilities within our inpatient segment were the primary factors that contributed to the declining Net operating revenues in 2005. Our inpatient segment experienced volume decreases due to the continued phase-in of the 75% Rule. Volumes in our surgery centers segment declined due to the limited resyndication activities that took place from 2003 through the first half of 2005. Competition from physician-owned similar sites continued to negatively impact volumes in our outpatient and diagnostic segments. The change in ownership of our Braintree and Woburn inpatient rehabilitation facilities contributed approximately $106.3 million to the decline in Net operating revenues in 2005.

The change in Net operating revenues by segment is discussed in more detail in this Item, “Segment Results of Operations.”

Salaries and Benefits

Salaries and benefits represent the most significant cost to us and include all amounts paid to full- and part-time employees, including all related costs of benefits provided to employees. It also includes amounts paid for contract labor.

During 2006, Salaries and benefits grew as a percent of Net operating revenues due to various factors. First, shortages of therapists and nurses have caused us to raise salaries to retain current employees and to increase our utilization of higher-priced contract labor to properly care for our patients. Second, as a result of our efforts to comply with the 75% Rule, we are increasingly treating higher acuity (i.e., sicker) patients, which has resulted in increased labor costs in our inpatient segment. These increased labor costs resulting from higher salaries, greater reliance on contract labor, and higher case-mix acuity, along with routine inflationary increases, are occurring in a flat or declining unit pricing environment. In addition, as noted earlier in this Item, stock-based compensation increased by approximately $12.1 million during 2006 due to our adoption of FASB Statement No. 123(R) on January 1, 2006. As a result of these factors, Salaries and benefits increased as a percent of Net operating revenues in 2006.

In 2005, our segments demonstrated their ability to manage employee-related costs during periods of declining volumes, with Salaries and benefits decreasing as a percent of Net operating revenues. Approximately $66.1 million of the decrease from 2004 to 2005 was due to the change in ownership of our Braintree and Woburn inpatient rehabilitation facilities. In addition, our inpatient and surgery centers segments reduced their full-time equivalents as their volumes declined throughout the year, and our outpatient segment reduced its full-time equivalents through the closure of underperforming facilities that did not qualify as discontinued operations.

Professional and Medical Director Fees

Professional and medical director fees include professional consulting fees associated with operational initiatives, such as strategic planning and process standardization of billing and collecting procedures. These fees also include fees paid under contracts with radiologists, medical directors, and other clinical professionals at our centers for services provided.

Professional and medical director fees have increased as a percent of Net operating revenues since 2004 due to fees paid to consultants for various projects. In 2006, the increase was due primarily to increased professional fees in our inpatient segment due to fees paid to a consulting firm for process standardization of billing and collection procedures and assistance with technology enhancements with installation of upgraded patient accounting systems. In 2005, these fees increased due to fees paid to consulting firms for corporate strategy and other projects.

Supplies

Supplies include costs associated with supplies used while providing patient care at our facilities. Examples include pharmaceuticals, implants, bandages, food, and other similar items. In each year, our inpatient and surgery centers segments comprise over 95% of our Supplies expense.

The decrease in Supplies expense in each year was due to the decline in volumes in our inpatient and surgery centers segments in each year. In 2005, the decrease also resulted from the change in ownership of our Braintree and Woburn facilities in our inpatient segment, as discussed above.

Supplies expense is increasing as a percent of Net operating revenues due primarily to the reasons discussed above under “Salaries and Benefits.” As a result of our efforts to comply with the 75% Rule in our inpatient segment, we are increasingly treating higher acuity patients, which has resulted in increased supply costs for the segment. These increased supply costs are occurring in a flat or declining unit pricing environment. As a result, our Supplies expense is increasing as a percent of Net operating revenues.

Other Operating Expenses

Other operating expenses include costs associated with managing and maintaining our operating facilities as well as the general and administrative costs related to the operation of our corporate office. These expenses include such items as repairs and maintenance, utilities, contract services, professional fees, and insurance.

Other operating expenses were lower in 2006 compared to 2005 due to declining volumes in our inpatient segment, facility closures that did not qualify as discontinued operations throughout 2005 in our outpatient segment, decreased professional fees associated with projects related to our compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and other similar services from accounting and consulting firms, and a reduction in self-insurance expenses driven by current claims history, exit from the acute care business, and fewer full-time equivalents. Other operating expenses in 2006 also include a gain related to the repayment of a formerly fully reserved note receivable from Source Medical and a gain related to the elimination of our former guarantee of a promissory note for Source Medical. See Note 8, Investment in and Advances to Nonconsolidated Affiliates, to our accompanying consolidated financial statements for additional information related to Source Medical.

The increase in Other operating expenses from 2004 to 2005 primarily related to increased professional fees associated with projects related to our compliance with Sarbanes-Oxley, strategic consulting, and other similar services from accounting and consulting firms offset by an approximate $17.2 million decrease in Other operating expenses due to the change in ownership of our Braintree and Woburn facilities within our inpatient segment.

Provision for Doubtful Accounts

During 2006, our Provision for doubtful accounts increased as a percent of Net operating revenues due primarily to current collection activities and payment trends in our inpatient and diagnostic segments. The installation of new collections software within our inpatient segment and the implementation of a new enterprise software platform within our diagnostic segment negatively impacted collection activity during 2006, but we believe this distraction and negative impact will be temporary. During 2005, our Provision for doubtful accounts decreased as a percent of Net operating revenues due primarily to the outsourcing of collection activities in our diagnostic segment.

Depreciation and Amortization

The decrease in Depreciation and amortization during each year was due to impairment charges that decreased the depreciable base of our assets and an increase in fully depreciated assets within our operating segments.

Occupancy Costs

Occupancy costs include amounts paid for rent associated with leased facilities, including common area maintenance and similar charges. The change in Occupancy costs in each year is a result of the $30.5 million net gain on lease termination associated with the Braintree and Woburn facilities that was recorded in 2005, as discussed above,

(Gain) Loss on Disposal of Assets

The net gain on disposal of assets in 2006 primarily resulted from various facility sales and asset disposals in our surgery centers segment. In 2005, the net loss on disposal of assets primarily resulted from asset disposals at inpatient rehabilitation facilities in Florida and Arizona. The net loss on disposal of assets in 2004 primarily resulted from facility closures in our outpatient and diagnostic segments.

Interest Expense and Amortization of Debt Discounts and Fees

The decrease in Interest expense and amortization of debt discounts and fees for 2006 was the result of decreased amortization charges offset by increased interest expense.

Amortization of debt discounts and fees was approximately $20.7 million less during 2006 compared to 2005. Amortization in 2005 includes the amortization of consent fees associated with debt that was extinguished as part of the 2006 recapitalization transactions discussed in Note 9, Long-term Debt, to our accompanying consolidated financial statements. Amortization in 2005 also includes the amortization related to our 6.875% Senior Notes that were repaid in June 2005.

Due to the recapitalization transactions and the private offering of senior notes described in Note 9, Long-term Debt, to our accompanying consolidated financial statements, our average interest rate for 2006 approximated 9.5% compared to an average interest rate of 8.7% for 2005. This increase in average interest rates contributed to an approximate $24.7 million of increased interest expense during 2006. The impact of the increase in average interest rates was offset by lower average borrowings, which decreased interest expense by approximately $6.4 million during 2006.

Interest expense and amortization of debt discounts and fees increased from 2004 to 2005 primarily due to the amortization of consent fees and bond issue costs associated with the 2004 consent solicitation and 2005 refinancings. During 2004, consent fees paid for all of our debt issues approximated $80.2 million, and we paid approximately $11.1 million in debt issuance costs. We amortize these fees to interest expense over the remaining term of the debt. In 2004, we amortized these costs for approximately six months, as compared to a full year of amortization in 2005. We also paid approximately $17.9 million in debt issuance costs in 2005. These costs are also amortized to interest expense over the life of the related debt. As a result of the above amortization charges, interest expense increased by approximately $17.2 million in 2005. An additional $11.2 million of interest expense was recorded in 2005 related to payments under our Medicare Program Settlement (see Note 22, Medicare Program Settlement, to our accompanying consolidated financial statements). The remaining $7.7 million of the increase in interest expense was primarily the result of higher average borrowing rates in 2005. In 2005, our average borrowing rate was 8.7% compared to an average rate of 8.3% in 2004.

For more information regarding the above changes in debt, see Note 9, Long-term Debt, to our accompanying consolidated financial statements.

Interest Income

From 2005 to 2006, Interest income decreased due to lower average cash balances throughout 2006 and the repayment of a note receivable from Source Medical, as discussed in this Item, “Segment Results of Operations – Corporate and Other.” As discussed earlier in this Item, Interest income in 2006 includes $5.0 million of post-judgment interest recorded on our recovery of incentive bonuses from Mr. Scrushy.

From 2004 to 2005, Interest income increased due to higher average cash balances and our investments in U.S. government and agency securities (see Note 5, Cash and Marketable Securities, to our accompanying consolidated financial statements).

Loss (Gain) on Sale of Investments

In each year presented in our consolidated statements of operations, the net gain or loss on sale of investments was primarily comprised of numerous individually insignificant transactions related to less than 100% owned entities, including investments in nonconsolidated affiliates. In 2005 and 2004, the net gain on sale of investments was solely comprised of these types of transactions. In 2006, the net gain or loss on sale of investments also includes the realized gains and losses recorded on the sale of marketable securities. For additional information regarding our marketable securities, please see Note 5, Cash and Marketable Securities, to our accompanying consolidated financial statements.

Equity in Net Income of Nonconsolidated Affiliates

Our Equity in net income of nonconsolidated affiliates decreased from 2005 to 2006 due primarily to the year over year volume declines experienced by certain surgery centers accounted for under the equity method. Equity in net income of nonconsolidated affiliates increased from 2004 to 2005 due primarily to the change in five surgery centers from consolidated entities to equity method investments during 2005. Our 2005 Equity in net income of nonconsolidated affiliates includes the recovery of approximately $6.9 million of equity losses during the first quarter of 2005.

Minority Interests in Earnings of Consolidated Affiliates

Minority interests in earnings of consolidated affiliates represent the share of net income or loss allocated to members or partners in our consolidated affiliates. As of December 31, 2006, 2005, and 2004, the number and average external ownership interest in these consolidated affiliates were as follows:

	As of December 31,
	2006	2005	2004
Active consolidated affiliates	251	257	276
Average external ownership interest	34.0%	33.6%	32.1%

During the years ended December 31, 2006, 2005, and 2004, approximately 97.1%, 95.2%, and 94.8% of our Minority interest in earnings of consolidated affiliates resulted from consolidated affiliates in our inpatient and surgery centers segments. Fluctuations in Minority interests in earnings of consolidated affiliates are primarily driven by trends experienced in our surgery centers segment, and, to a lesser extent, trends in our inpatient segment.

Loss from Continuing Operations Before Income Tax Expense

Our Loss from continuing operations before income tax expense (“pre-tax loss from continuing operations”) for 2006 included a $365.6 million Loss on early extinguishment of debt related primarily to our private offering of senior notes in June 2006 and a series of recapitalization transactions in the first quarter of 2006 and a $31.2 million reduction in our liability associated with our securities litigation settlement. Our pre-tax loss from continuing operations for 2005 included a $215.0 million settlement associated with our securities litigation. If we exclude these items, our pre-tax loss from continuing operations for 2006 was $223.5 million, and our pre-tax loss from continuing operations for 2005 was $125.4 million, resulting in an increase of $98.1 million year over year. As discussed earlier in this Item, we recorded a $30.5 million net gain on lease termination during 2005. The remainder of the difference relates primarily to the items discussed above.

As noted above, our pre-tax loss from continuing operations in 2005 includes a charge of $215.0 million associated with the settlement of our securities litigation. It also includes a $37.9 million recovery of bad debt associated with Meadowbrook, as discussed earlier in this Item. If these two items are excluded, our pre-tax loss from continuing operations becomes $163.3 million, which represents a $126.0 million increase over our 2004 pre-tax loss from continuing operations. This increase is primarily due to a decrease in Net operating revenues as a result of declining volumes, higher other operating expenses associated with professional service fees, and increased interest expense, as discussed above.

Provision for Income Tax Expense

We recognized a $41.1 million income tax expense from continuing operations in 2006 as compared to a $38.4 million income tax expense from continuing operations in 2005. Deferred tax expense increased by approximately $16.2 million to reflect the change in noncurrent deferred taxes associated with certain indefinite-lived assets. Additionally, HealthSouth Corporation and its subsidiaries file separate income tax returns in a number of states, some of which results in current state tax liabilities. A current federal tax expense was also charged in 2006 and 2005 associated with ownership in corporate joint ventures that are not part of our consolidated income tax return. During 2006, interest income with respect to expected income tax refunds resulting from updated prior tax filings, which are still in progress, increased by $3.7 million. Also during 2006, we filed a request for a tax accounting method change which accelerated the amortization of certain indefinite-lived assets. This tax accounting method change gave rise to an additional difference between the book and tax bases of the assets effected and, accordingly, resulted in our recording an additional deferred tax liability and deferred tax expense of approximately $8.3 million related to these indefinite-lived assets during 2006.

We recognized a $38.4 million income tax expense from continuing operations in 2005 as compared to an $11.9 million income tax expense from continuing operations in 2004. Deferred tax expense increased by approximately $22.4 million to reflect the change in noncurrent deferred taxes associated with certain indefinite-lived assets. Additionally, HealthSouth Corporation and its subsidiaries file separate income tax returns in a number of states, some of which results in current state tax liabilities. A current federal tax expense was also charged in 2005 and 2004 associated with ownership in corporate joint ventures that are not part of our consolidated income tax return.

Adjusted Consolidated EBITDA

Management continues to believe Adjusted Consolidated EBITDA under our 2006 Credit Agreement is a measure of operating performance, leverage capacity, our ability to service our debt, and our ability to make capital expenditures.

We use Adjusted Consolidated EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our 2006 Credit Agreement, which is discussed in more detail in Note 9, Long-term Debt, to our accompanying consolidated financial statements. These covenants are material terms of the 2006 Credit Agreement, and the 2006 Credit Agreement represents a substantial portion of our capitalization. Non-compliance with these financial covenants under our 2006 Credit Agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our 2006 Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted Consolidated EBITDA is critical to our assessment of our liquidity.

We also use Adjusted Consolidated EBITDA to assess our operating performance. We believe it is meaningful because it provides investors with a measure used by our internal decision makers for evaluating our business. Our internal decision makers believe Adjusted Consolidated EBITDA is a meaningful measure because it represents a view of our recurring operating performance and allows management to readily view operating trends, perform analytical comparisons, and perform benchmarking between segments. Additionally, our management believes the inclusion of professional fees associated with litigation, financial restructuring, government investigations, forensic accounting, creditor advisors, accounting reconstruction, audit and tax work associated with the reconstruction process, and non-ordinary course charges incurred after March 19, 2003 (the date the SEC filed a lawsuit against us and our former chairman and chief executive officer alleging that we historically overstated earnings) and related to our overall corporate restructuring (including matters related to internal controls) distort within EBITDA their ability to efficiently assess and view the core operating trends on a consolidated basis and within segments. We reconcile Adjusted Consolidated EBITDA to Net loss.

In general terms, the definition of Adjusted Consolidated EBITDA, per our 2006 Credit Agreement, allows us to add back to Adjusted Consolidated EBITDA all unusual non-cash items or non-recurring items. These items include, but may not be limited to, (1) expenses associated with government, class action, and related settlements, (2) fees, costs, and expenses related to our recapitalization transactions, (3) any losses from discontinued operations and closed locations, (4) charges in respect of professional fees for reconstruction and restatement of financial statements, including fees paid to outside professional firms for matters related to internal controls and legal fees for continued litigation defense and support matters discussed in Note 25, Contingencies and Other Commitments, to our accompanying consolidated financial statements, and (5) compensation expenses recorded in accordance with FASB Statement No. 123(R).

However, Adjusted Consolidated EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America (“GAAP”), and the items excluded from Adjusted Consolidated EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted

Consolidated EBITDA should not be considered a substitute for Net loss or cash flows from operating, investing, or financing activities. Because Adjusted Consolidated EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted Consolidated EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements.

As noted earlier in this Item, certain previously reported financial results have been reclassified to conform to the current year presentation. Such reclassifications relate to facilities we closed or sold in 2006 that qualify under FASB Statement No. 144 to be reported as discontinued operations. These reclassifications may also impact previously reported Adjusted Consolidated EBITDA amounts. Furthermore, Adjusted Consolidated EBITDA, as presented below, was computed using the definition of Adjusted Consolidated EBITDA contained within our 2006 Credit Agreement. The definition of Adjusted Consolidated EBITDA within our 2006 Credit Agreement differs from the definition contained within the documents that governed our prior indebtedness. The facilities that were classified as discontinued operations in 2006 and changes made to our Adjusted Consolidated EBITDA calculation based on our 2006 Credit Agreement impacted Adjusted Consolidated EBITDA in 2005 and 2004 reported in our 2005 Form 10-K by approximately ($1.5) million and ($1.2) million, respectively.

Under our 2006 Credit Agreement, our Adjusted Consolidated EBITDA for the years ended December 31, 2006, 2005, and 2004 was as follows:

Reconciliation of Net Loss to Adjusted Consolidated EBITDA

	For the Year Ended December 31,
	2006	2005	2004
	(In Millions)
Net loss	$ (625.0)	$ (446.0)	$ (174.5)
Loss from discontinued operations	26.0	67.2	125.3
Provision for income tax expense	41.1	38.4	11.9
Loss on interest rate swap	10.5	–	–
Loss on sale of marketable securities	0.3	–	–
Interest income	(15.7)	(17.1)	(13.1)
Interest expense and amortization of debt
discounts and fees	335.1	337.5	301.4
Loss on early extinguishment of debt	365.6	–	–
Professional fees—accounting, tax, and legal	163.6	169.8	206.2
Government, class action, and related
settlements expense	38.8	215.0	–
Impairment charges	15.2	43.3	36.5
Net non-cash loss on disposal of assets	6.4	16.6	10.2
Depreciation and amortization	148.2	162.6	172.2
Compensation expense under FASB Statement
No. 123(R)	15.5	–	–
Sarbanes-Oxley related costs	4.8	32.2	17.5
Restructuring activities under FASB Statement
No. 146	5.1	8.1	4.0
Adjusted Consolidated EBITDA	$ 535.5	$ 627.6	$ 697.6

Reconciliation of Adjusted Consolidated EBITDA to Net Cash (Used in) Provided by Operating Activities

	For the year ended December 31,
	2006	2005	2004
	(In Millions)
Adjusted Consolidated EBITDA	$ 535.5	$ 627.6	$ 697.6
Compensation expense under FASB Statement No. 123(R)	(15.5)	–	–
Restructuring charges under FASB Statement No. 146	(5.1)	(8.1)	(4.0)
Sarbanes-Oxley related costs	(4.8)	(32.2)	(17.5)
Provision for doubtful accounts	119.3	94.3	109.6
Net gain on disposal of assets	(10.9)	-	–
Professional fees—accounting, tax, and legal	(163.6)	(169.8)	(206.2)
Interest expense and amortization of debt discounts and fees	(335.1)	(337.5)	(301.4)
Interest income	15.7	17.1	13.1
Loss (gain) on sale of investments, excluding marketable
securities	1.6	0.1	(4.0)
Equity in net income of nonconsolidated affiliates	(21.3)	(29.4)	(9.9)
Minority interest in earnings of consolidated affiliates	92.3	97.2	95.0
Amortization of debt issue costs, debt discounts, and fees	18.3	39.0	21.8
Amortization of restricted stock	3.4	2.0	0.6
Distributions from nonconsolidated affiliates	14.1	22.5	17.0
Stock-based compensation	12.1	–	(0.5)
Current portion of income tax provision	(7.9)	(21.4)	(17.3)
Change in assets and liabilities, net of acquisitions	(215.4)	(101.8)	35.6
Cash portion of 2006 government, class action, and related
settlements expense	(14.9)	–	–
Change in government, class action, and related settlements
liability	(118.4)	(165.4)	(7.0)
Other operating cash used in discontinued operations	(19.6)	(36.5)	(31.9)
Other	(0.2)	(0.6)	0.2
Net Cash (Used In) Provided by Operating Activities	$ (120.4)	$ (2.9)	$ 390.8

Adjusted Consolidated EBITDA decreased in 2006 due to the declining volumes experienced by each of our operating segments and the increase to our Provision for doubtful accounts, as discussed above. Adjusted Consolidated EBITDA for 2006 includes the recovery of incentive bonuses from Mr. Scrushy, as discussed above. Adjusted Consolidated EBITDA for 2005 includes the net gain on lease termination associated with our former Braintree and Woburn facilities and the Meadowbrook recovery, as discussed above. Adjusted Consolidated EBITDA decreased from 2004 to 2005 due to the declining volumes experienced by each of our operating segments and increased operating expenses associated with professional service fees, as discussed above.

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

Relationships and Transactions with Related Parties

Historically, HealthSouth and its prior management and board of directors engaged in numerous relationships and transactions with related parties. However, since 2003, we have eliminated our interests in and relationships with related parties. Related party transactions are not material to our ongoing operations, and therefore, will not be presented as a separate discussion within this Item. When these relationships or transactions were significant to our results of operations during the years ended December 31, 2006, 2005, or 2004, information regarding the relationship or transaction(s) have been included within this Item.

For information regarding our relationships and transactions with related parties, see Note 8, Investments in and Advances to Nonconsolidated Affiliates, and Note 21, Related Party Transactions, to our accompanying consolidated financial statements.

Segment Results of Operations

Our internal financial reporting and management structure is focused on the major types of services provided by HealthSouth. We currently provide various patient care services through four operating divisions and certain other services through a fifth division, which correspond to our five reporting business segments: (1) inpatient, (2) surgery centers, (3) outpatient, (4) diagnostic, and (5) corporate and other. For additional information regarding our business segments, including a detailed description of the services we provide and financial data for each segment, please see Item 1, Business, and Note 26, Segment Reporting, to our accompanying consolidated financial statements.

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

Our inpatient segment operates IRFs and LTCHs and provides treatment on both an inpatient and outpatient basis. As of December 31, 2006, our inpatient segment operated 92 freestanding IRFs, 10 LTCHs, and 81 outpatient facilities located within or near our IRFs. In addition to HealthSouth facilities, our inpatient segment manages 11 inpatient rehabilitation units, 3 outpatient facilities, and 2 gamma knife radiosurgery centers through management contracts. Our inpatient facilities are located in 27 states, with a concentration of facilities in Texas, Pennsylvania, Florida, Tennessee, and Alabama. We also have a facility in Puerto Rico.

For the years ended December 31, 2006, 2005, and 2004, our inpatient segment comprised approximately 57.5%, 56.8%, and 58.1%, respectively, of consolidated Net operating revenues. For 2004 through 2006, this segment’s operating results were as follows:

	For the year ended December 31,
	2006	2005	2004
	(Dollars In Millions)
Inpatient
Net operating revenues	$ 1,724.8	$ 1,769.1	$ 1,979.5
Operating expenses*	1,365.3	1,380.4	1,545.8
Operating earnings	$ 359.5	$ 388.7	$ 433.7

Discharges (in thousands)	102.4	105.7	120.0
Outpatient visits (in thousands)	1,435.6	1,616.6	2,153.0

Full time equivalents (actual amounts)	15,780	16,555	19,294
Average length of stay	15.3 days	15.7 days	15.8 days

* Includes divisional overhead, but excludes corporate overhead allocation. See Note 26, Segment Reporting, to our accompanying consolidated financial statements. Includes the effect of Minority interests in earnings of consolidated affiliates and Equity in net income of nonconsolidated affiliates.

During 2006, 2005, and 2004, inpatient’s Net operating revenues were derived from the following payor sources:

	For the year ended December 31,
	2006	2005	2004
Medicare	69.7%	71.2%	71.3%
Medicaid	2.1%	2.4%	2.7%
Workers' compensation	2.5%	2.8%	3.4%
Managed care and other discount plans	18.2%	16.0%	15.2%
Other third-party payors	5.1%	5.1%	5.8%
Patients	0.3%	0.5%	0.0%
Other income	2.1%	2.0%	1.6%
Total	100.0%	100.0%	100.0%

Our inpatient segment’s payor mix is weighted heavily towards Medicare. Our IRFs receive Medicare reimbursements under IRF-PPS. Under IRF-PPS, our IRFs receive fixed payment amounts per discharge based on certain rehabilitation impairment categories established by the Department of Health and Human Services. With IRF-PPS, our facilities retain the difference, if any, between the fixed payment from Medicare and their operating costs. Thus, our facilities are rewarded for being high quality, low cost providers. For additional information regarding Medicare reimbursement, please see the “Sources of Revenues” section of Item 1, Business, of this Form 10-K.

Due to the significance of Medicare payments to our inpatient facilities, the number of patient discharges is a key metric utilized by the segment to monitor and evaluate its performance. The number of outpatient visits is also tracked in order to measure the volume of outpatient activity within the segment. The segment’s primary operating expenses include Salaries and benefits and Supplies. Salaries and benefits represent the most significant cost to the segment and include all amounts paid to full- and part-time employees, including all related costs of benefits provided to employees. It also includes amounts paid for contract labor. Supplies expense includes all costs associated with supplies used while providing patient care. These costs include pharmaceuticals, needles, bandages, food, and other similar items.

Significant Changes in Regulations Governing IRF Reimbursement

As discussed in Item 1, Business, “Sources of Revenues,” changes in regulations governing IRF reimbursement have combined to create a challenging operating environment for our inpatient division. One of these changes occurred on May 7, 2004, when the United States Centers for Medicare and Medicaid Services (“CMS”) issued a final rule stipulating revised criteria for qualifying as an IRF under Medicare. This rule, known as the “75% Rule,” has created significant volume volatility in our inpatient division. We also continue to experience Medicare payment updates that have led to reduced unit pricing applicable to our IRFs.

The 75% Rule, as revised, generally provides that to be considered an IRF, and to receive reimbursement for services under the IRF-PPS methodology, 75% of a facility’s total patient population must require treatment for at least one of 13 designated medical conditions. As a practical matter, this means that to maintain our current level of revenue from our IRFs we will need to reduce the number of non-qualifying patients treated at our IRFs and replace them with qualifying patients, establish other sources of revenues at our IRFs, or both. The Deficit Reduction Omnibus Reconciliation Act of 2005, signed by President Bush on February 8, 2006 as Public Law 109-171, extended the phase-in schedule for the 75% Rule by one year and delayed implementation of the 65% compliance threshold until July 1, 2007.

On August 1, 2006, CMS released a final rule that updates the IRF-PPS for the federal fiscal year 2007 (covering discharges occurring on or after October 1, 2006 and on or before September 30, 2007). Although the final rule includes an overall market basket update of 3.3%, this market basket update is offset by a 2.6% reduction in standard payment rates. We estimate that the final rule will modestly increase our inpatient segment’s net Medicare revenues by approximately $5 million per quarter for federal fiscal year 2007 as compared to federal fiscal year 2006.

On November 1, 2006, CMS issued a final rule that will update the payment methodology under the Physician Fee Schedule beginning January 1, 2007. Specifically, the rule would update the work relative value units (“RVUs”) based on the five-year review required under statute, implement a new payment methodology for practice expense RVUs, and apply a negative budget neutrality adjustment to the work order RVUs. These changes, combined with a 5% reduction to the payment conversion factor under the Physician Fee Schedule, will result in lower reimbursement to us for outpatient services.

On December 20, 2006, the President of the United States signed into law the Tax Relief and Healthcare Act of 2006 that reverses the 5% reduction to the payment conversion factor under the Physician Fee Schedule. We estimate that combined these changes will decrease our inpatient division’s Net operating revenues by approximately $0.5 million per quarter for calendar year 2007 as compared to calendar year 2006.

The combination of volume volatility created by the 75% Rule and lower unit pricing resulting from IRF-PPS and Physician Fee Schedule changes reduced our Net operating revenues in 2006. Thus far, we have been able to partially mitigate the impact of the 75% Rule on our inpatient division’s operating earnings by implementing the mitigation strategies discussed in Item 1, Business, “Inpatient Division.”

Change in Ownership of Facilities

As noted earlier in this Item, we were involved in a legal dispute regarding the lease of Braintree Rehabilitation Hospital in Braintree, Massachusetts and New England Rehabilitation Hospital in Woburn, Massachusetts. In 2005, a judgment was entered against us that upheld the landlord’s termination of our lease of these two facilities and placed us as the manager, rather than the owner, of these two facilities. Accordingly, our inpatient segment’s 2006 and 2005 results of operations include only the $4.0 million and $5.4 million management fee we earned for operating these facilities on behalf of the landlord during the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively. In 2004, the results of operations of these two inpatient facilities were included in our inpatient segment’s results of operations on a gross basis. This segment’s Net operating revenues and operating earnings were negatively impacted by approximately $106.3 million and $3.6 million, respectively, in 2005 as a result of the change in ownership of these two facilities. In September 2006, we completed the transition of these two facilities to the landlord.

For additional information, see Note 25, Contingencies and Other Commitments, to our accompanying consolidated financial statements.

Other Notable Events of 2006

During 2006, the following other notable events occurred within our inpatient segment:

•	In April 2006, HealthSouth Ridge Lake Hospital, our 40-bed long term acute care hospital in Sarasota, Florida, received its license approval.
•	In June 2006, we opened HealthSouth Rehabilitation Hospital of Petersburg, a 40-bed rehabilitation facility in Petersburg, Virginia.
•	We broke ground on a new 40-bed IRF in Fredericksburg, Virginia.
•

In October 2006, we closed a transaction to sell Cedar Court Rehabilitation Hospital in Melbourne, Australia, and related assets (“Cedar Court”), to Epworth Foundation and ING Management Limited. The Cedar Court assets included a 74-bed rehabilitation hospital and outpatient center, a stand alone rehabilitation facility at the Oasis Leisure Center, and an occupational medicine rehabilitation therapy business. Cedar Court is included in discontinued operations in our accompanying consolidated financial statements.

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

•	In November 2006, we reached an agreement to close a competitor’s 48-bed IRF in Wichita Falls (Texas) and consolidated its patients to our existing 63-bed IRF.

None of the above events or transactions, individually or in the aggregate, is expected to have a material impact on the results of operations, financial position, or cash flows of our inpatient segment or to HealthSouth on a consolidated basis.

Net Operating Revenues

Our inpatient segment’s Net operating revenues for 2006 were 2.5% lower than 2005. The decrease was primarily due to a reduction of non-compliant case volumes due to the continued phase-in of the 75% Rule. In 2005, our IRFs were required to operate at a 50% minimum qualifying patient mix threshold under the 75% Rule. In 2006, the minimum qualifying patient mix threshold increased to 60% causing further reductions of non-compliant case volumes. Our inpatient segment also experienced a decrease in outpatient volumes due to the decrease in our inpatient volumes, changes in patient-program mix, shortages in therapy staffing, and continued competition from physicians offering physical therapy services within their own offices. Certain regulatory pricing changes implemented as of October 1, 2005 also negatively impacted Net operating revenues for the first three quarters of 2006. However, we were able to mitigate a portion of these unit price reductions by achieving an approximate 6.0% compliant case growth during 2006 compared to 2005. This compliant case growth also increased the acuity of our patients year over year.

Our inpatient segment’s Net operating revenues declined by 10.6% from 2004 to 2005. The change in ownership of our Braintree and Woburn facilities contributed to approximately $106.3 million, or 50.5%, of the decline. The remainder of the decrease in Net operating revenues was due to declining volumes. Excluding the impact of the change in ownership of the Braintree and Woburn facilities, discharges were approximately 7.5% lower than 2004 due to the continued phase-in of the 75% Rule and the majority of our facilities moving to the 50% phase. Our inpatient segment also experienced a 10.5% decrease in outpatient volumes (excluding the impact of the change in ownership) due to continued competition from physicians offering physical therapy within their own offices, as well as the decrease in our inpatient volumes. Due to this continued competition from physicians and resulting decrease in outpatient visits, we evaluated our outpatient satellites sites and closed 22 sites during 2005. Declining volumes were offset slightly by favorable pricing from Medicare during the first nine months of 2005 due to the Medicare market basket adjustment of 3.1% that was received from Medicare in October 2004 for their fiscal year 2005. However, the IRF-PPS Final Rule, as discussed above, negatively impacted our fourth quarter earnings by approximately $10.0 million. Human capital constraints in key clinical positions (therapists and nurses) at some of our hospitals also negatively impacted volumes as facilities managed volumes within these constraints.

Operating Expenses

Salaries and Benefits

Salaries and benefits comprised over 59% of inpatient’s operating expenses in each year.

Salaries and benefits grew from 46.6% of Net operating revenues in 2005 to 48.3% of Net operating revenues in 2006. This increase resulted from increased labor costs during a year of declining unit pricing within our inpatient segment. As noted earlier in this Item, shortages of therapists and nurses have caused us to raise salaries to retain current employees and to increase our utilization of higher-priced contract labor to properly care for our patients. In addition, as a result of our efforts to comply with the 75% Rule, we are increasingly treating higher acuity patients, which has resulted in increased labor costs in our inpatient segment.

Salaries and benefits decreased by $116.2 million, or 12.3%, from 2004 to 2005 primarily as a result of the change in facility ownership discussed above and fewer full-time equivalents due to the decline in volumes. The change in ownership of our Braintree and Woburn facilities contributed approximately $66.1 million, or 56.9%, to the decrease. Full-time equivalents, excluding the employees of the Braintree and Woburn facilities, declined by 8.7% from 2004 to 2005 which more than offset the increase in average Salaries and benefits per full-time equivalent due to merit and market rate adjustments. However, excluding the impact of the change in facility ownership discussed above, Salaries and benefits as a percent of Net operating revenues remained consistent from 2004 to 2005, approximating 46.7% and 46.6%, respectively. The segment’s ability to maintain this ratio while experiencing a 5.6% decline in Net operating revenues (excluding the impact of the change in facility ownership) is evidence of our facilities’ ability to adjust staffing levels to accommodate changing volumes.

Supplies

Supplies expense decreased by $1.4 million, or 1.3%, from 2005 to 2006 due to the decline in volumes. From 2004 to 2005, Supplies expense decreased by $13.3 million, or 11.2%. Approximately $6.2 million of the decrease was due to the change in ownership of our Braintree and Woburn facilities. The remainder was due to the decline in volumes during 2005.

As noted earlier in this Item, as a result of our efforts to comply with the 75% Rule, our inpatient segment is increasingly treating higher acuity patients, which has resulted in increased supply costs for the segment. These increased supply costs are occurring in a flat or declining unit pricing environment. As a result, our inpatient segment’s Supplies expense is increasing as a percent of Net operating revenues.

Provision for Doubtful Accounts

Our Provision for doubtful accounts increased from 2.3% of Net operating revenues in 2005 to 2.9% of Net operating revenues in 2006. The installation and implementation of new collections software and processes within our inpatient segment negatively impacted collection activity during 2006, but we believe this distraction and negative impact will be temporary. From 2004 to 2005, the segment’s Provision for doubtful accounts as a percent of Net operating revenues remained flat, approximating 2.3% in each year.

All Other Operating Expenses

From 2005 to 2006, all other operating expenses decreased by 7.7% due primarily to the reduction in volumes discussed above. All other operating expenses for 2006 included approximately $8.9 million in fees paid to a consulting firm for process standardization of billing and collection procedures and assistance with technology enhancements with installation of upgraded patient accounting systems. We do not expect to incur similar fees in 2007. All other operating expenses for 2006 also included a $0.3 million impairment charge related to long-lived assets at a facility experiencing declining cash flows from operations. We determined the fair value of the impaired long-lived assets based on the assets’ estimated fair value using valuation techniques that included discounted future cash flows and third-party appraisals. During 2006, all other operating expenses decreased from 23.1% of Net operating revenues in 2005 to 21.9% of Net operating revenues due primarily to decreased insurance costs during 2006 based on current claims history.

From 2004 to 2005, all other operating expenses decreased by 7.1% due to the change in facility ownership and the reduction in volumes discussed above. However, all other operating expenses increased from 22.3% of Net operating revenues in 2004 to 23.1% of Net operating revenues in 2005 due primarily to a $1.3 million impairment charge recorded as a result of continued negative cash flows experienced by one of our facilities in Texas. We determined the fair value of the impaired long-lived assets based on the assets’ estimated fair value using valuation techniques that included discounted future cash flows and third-party appraisals.

Operating Earnings

Operating earnings of our inpatient segment decreased during 2006 due primarily to continued volume decline, as discussed above, as well as increased labor costs without a proportionate increase in pricing. In addition, operating earnings of our inpatient segment were negatively impacted by fees paid to a consulting firm for process standardization and technology assistance (as discussed above), which also resulted in an increase in our inpatient segment’s Provision for doubtful accounts based on current collection activities and payment trends. However, as noted above, we believe this distraction and negative impact to our Provision for doubtful accounts will be temporary.

Approximately $3.6 million of the decrease in operating earnings from 2004 to 2005 was due to the change in ownership of our Braintree and Woburn facilities. The remainder was due to the declining volumes experienced by the segment and the reimbursement challenges presented by the 75% Rule.

Surgery Centers

We operate one of the largest networks of ASCs in the United States. As of December 31, 2006, we provided these services through the operation of our network of 144 freestanding ASCs and 3 surgical hospitals in 35 states, with a concentration of centers in California, Texas, Florida, North Carolina, and Alabama.

Our ASCs provide the facilities and medical support staff necessary for physicians to perform nonemergency surgical procedures. For 2004 through 2006, this segment’s operating results were as follows:

	For the year ended December 31,
	2006	2005	2004
	(Dollars In Millions)
Surgery Centers
Net operating revenues	$ 737.0	$ 755.5	$ 794.3
Operating expenses*	643.7	670.2	706.0
Operating earnings	$ 93.3	$ 85.3	$ 88.3

Cases (in thousands)	572.4	607.1	684.1

Full time equivalents (actual amounts)	3,942	4,302	4,442

* Includes divisional overhead, but excludes corporate overhead allocation. See Note 26, Segment Reporting, to our accompanying consolidated financial statements. Includes the effect of Minority interests in earnings of consolidated affiliates and Equity in net income of nonconsolidated affiliates.

During the years ended December 31, 2006, 2005, and 2004, our surgery centers segment derived its Net operating revenues from the following payor sources:

	For the year ended December 31,
	2006	2005	2004
Medicare	18.4%	18.1%	17.9%
Medicaid	3.3%	3.2%	2.7%
Workers' compensation	9.6%	10.6%	10.8%
Managed care and other discount plans	59.9%	58.3%	55.7%
Other third-party payors	3.2%	3.5%	0.1%
Patients	4.3%	5.0%	11.2%
Other income	1.3%	1.3%	1.6%
Total	100.0%	100.0%	100.0%

Our commercial revenues, which are included in “Other third-party payors” in the above chart, increased by approximately $25 million from 2004 to 2005. We believe this increase is the result of an increase in out-of-network cases that yield higher net patient revenue per case. The number of plastic surgery cases performed by our centers decreased by approximately 7% from 2004 to 2005. As a result, net patient revenues from cases where the patient has primary financial responsibility decreased from 2004 to 2005.

The number of cases performed by our ASCs is a key metric utilized by the segment to regularly evaluate its performance. The segment’s primary operating expenses include Salaries and benefits and Supplies. Salaries and benefits represent the most significant costs to the segment and include all amounts paid to full- and part-time employees, as well as all related costs of benefits provided to employees. It also includes amounts paid for contract labor. Supplies expense includes all costs associated with medical supplies used while providing patient care at our ASCs. Such costs include sterile disposables, pharmaceuticals, implants, and other similar items.

Like most other ASCs, the majority of our centers are owned in partnership with surgeons and other physicians who perform procedures at the centers. As existing physician partners retire or change geographic location, it is important that the surgery centers segment periodically provide other physicians with opportunities to purchase ownership interests in our ASCs. Our ability to resyndicate our partnerships is a key success factor for our surgery centers segment.

In 2006, our focus within our surgery centers segment was on resyndication activities in existing centers, portfolio rationalization, and operational improvements. During the latter part of 2006, we began to see margin expansion through improved revenues and labor and supply cost management initiatives, including the standardization of non-physician preference items. However, this margin expansion was negatively impacted by an increase in minority interests from our resyndication efforts. We believe, however, that our resyndication efforts helped stabilize our portfolio of surgery centers and will add value to the segment over time.

Changes in the Reimbursement Environment for ASCs

Our surgery centers segment faces a changing reimbursement environment. For example, the Deficit Reduction Act of 2005 caps payments for ASC procedures in 2007 to the lesser of the ASC or hospital outpatient prospective payment system (“OPPS”) payment rate. In addition, on August 8, 2006, CMS issued a proposed rule that would substantially change Medicare reimbursement for ASC procedures. The proposed rule would revise ASC payment rates to be based on 221 Ambulatory Payment Classifications currently used to categorize procedures under OPPS and would tentatively set calendar year 2008 ASC payment rates at 62% of applicable OPPS payment rates subject to a phase in period whereby payments during the first year would equal a blend of the existing and proposed rates. Beginning in 2010, the ASC conversion factor would be updated by the consumer price index for urban consumers. The proposed rule would also expand the list of ASC approved procedures beginning in 2008. CMS proposes to phase in the new payment system over two years.

On November 1, 2006, CMS released changes to the ASC approved procedure list and ASC payment rates, effective January 1, 2007. Twenty-one procedures are being added to the ASC approved procedure list. Payments for 275 procedures will be capped at the OPPS rate. We estimate that the 2007 final rule will decrease our surgery centers division’s Net operating revenues by approximately $1.4 million in 2007. This final rule, which also includes 2007 OPPS payment rates, does not cover changes to the ASC payment system that will take effect in 2008. If the final rule relating to the 2008 ASC payment system changes results in downward adjustment to ASC reimbursement rates or limits the expansion of covered surgical procedures, it could have a material adverse effect on our business, financial position, results of operations, and cash flows.

While difficult to predict, we believe these 2008 proposed changes could have a neutral to positive impact on our Net operating revenues once the new system is in place, depending upon the rule’s overall effect on unit pricing and our ability to realize increased case volume as the list of approved ASC procedures is expanded. However, the proposed rule has not been finalized and we cannot provide any assurance that the rule will be finalized in its current form, or that the rule, if finalized in its current form, will have the impact we predict. Moreover, we believe the proposed rule disproportionately impacts certain specialties. We are working with a coalition of ASC companies and associations to provide data to CMS supporting a number of modifications to the proposed rule.

On November 24, 2006, CMS published a final OPPS rule that indicates the Secretary of Health and Human Services may require ASCs to begin reporting certain quality information beginning in 2009. Failure to report this quality data would result in a reduction of the payment update by 2%.

Net Operating Revenues

As a result of our resyndication activities, certain surgery centers may become equity method investments rather than consolidated entities as a result of changes in control of the applicable centers. These types of changes will decrease Net operating revenues when the change in control occurs. During 2006, two surgery centers became equity method investments rather than consolidated entities. During 2005, five surgery centers became equity method investments rather than consolidated entities. The timing of these changes in each year effect the extent of the impact to Net operating revenues in each year.

Approximately $16.1 million of the decrease in Net operating revenues from 2005 to 2006 is due to surgery centers that became equity method investments rather than consolidated entities during these periods. An additional $9.2 million of the decrease is due to six facility closures that did not qualify as discontinued operations. During 2006, Net operating revenues were also negatively impacted by continued market competition and physician turnover, but these volume declines were offset by favorable pricing.

Declining volumes was the primary contributor to the decrease in Net operating revenues from 2004 to 2005. Although the majority of this decrease is due to the limited resyndication activities that took place from 2003 through the first half of 2005, approximately $25.6 million of the decrease is due to the change of five surgery centers that became equity method investments rather than consolidated entities during 2005. The Net operating revenues lost through volume declines were partially offset by a shift in case mix to ophthalmology cases which generate higher average net revenue per case. Net operating revenues in 2005 were also negatively impacted by a decrease in rental income associated with subleases that were terminated during the year.

Operating Expenses

Salaries and Benefits

In each year, Salaries and benefits represent approximately 37% of our surgery centers segment’s operating expenses.

Salaries and benefits decreased from 33.0% of Net operating revenues in 2005 to 32.6% of Net operating revenues in 2006. This decrease was due to a reduction in full-time equivalents that primarily resulted from facilities that became equity method investments rather than consolidated entities and facility closures and a reduction in workers’ compensation premiums (before the impact of minority interest) due to lower headcount, recent claims history, and updated actuarial calculations.

Salaries and benefits decreased by 2.8% from 2004 to 2005 due primarily to a reduction in full-time equivalents year over year due to the decline in the number of cases performed by our surgery centers and the segment’s focus to improve operational performance and productivity. However, efforts to reduce full-time equivalents were not made quickly enough. Therefore, declining case volumes coupled with annual merit increases and market adjustments increased Salaries and benefits from 32.3% of Net operating revenues in 2004 to 33.0% of Net operating revenues in 2005.

Supplies

Supplies expense represents approximately 26% of our surgery centers segment’s operating expenses in each year, making it important for our ASCs to appropriately manage and monitor these costs. Supply chain operations is a focus of management to improve product standardization, compliance with those standards, and consolidating market share with vendors to maximize savings opportunities. Supplies expense approximated 23.2%, 23.2%, and 23.1% of Net operating revenues in 2006, 2005, and 2004, respectively.

Provision for Doubtful Accounts

Our surgery centers segment’s Provision for doubtful accounts consistently remained between 1.7% and 2.0% of Net operating revenues in each year.

All Other Operating Expenses

From 2005 to 2006, all other operating expenses decreased by approximately 6.4%. This decrease is primarily due to the change of surgery centers from consolidated entities to equity method investments during 2006 and 2005. All other operating expenses in 2006 also include a net gain on disposal of assets of approximately $9.8 million (compared to a net loss of $1.1 million in 2005) related to various facility sales and asset disposals that occurred during the year. All other operating expenses also decreased in 2006 due to a decrease in impairment charges, year over year, as discussed below.

From 2004 to 2005, all other operating expenses decreased by approximately 8.0%. This decrease is primarily due to the change of five surgery centers from consolidated entities to equity method investments during 2005. These changes favorably impacted both Minority interest in earnings of consolidated affiliates and Equity in net income of nonconsolidated affiliates. In addition, all other operating expenses decreased due to the closure and/or sale of underperforming facilities in 2005 that did not qualify as discontinued operations. All other operating expenses in 2005 also include the recovery of equity losses from nonconsolidated affiliates.

We recorded impairment charges of $2.4 million, $3.9 million, and $2.0 million in 2006, 2005, and 2004, respectively. Facility closings and facilities experiencing negative cash flows from operations resulted in the impairment charges in each year. We determined the fair value of the impaired long-lived assets based on the assets’ estimated fair value using valuation techniques that included discounted cash flows and third-party appraisals.

Operating Earnings

The increase in 2006 operating earnings primarily related to the net gain on disposal of assets recorded during the year, as discussed above. The decrease in operating earnings from 2004 to 2005 was due to the volume declines discussed above.

Outpatient

We are one of the largest operators of free standing outpatient rehabilitation facilities in the United States. As of December 31, 2006, we provided outpatient rehabilitative health care services through 582 HealthSouth facilities. We have locations in 35 states and the District of Columbia, with a concentration of centers in Florida, Texas, New Jersey, and Missouri.

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

On January 29, 2007, we announced that we have entered into a definitive agreement with Select Medical to sell our outpatient division for approximately $245 million in cash, subject to certain adjustments. The closing of this transaction is anticipated to occur on or before April 30, 2007, and is subject to customary closing conditions, including regulatory approval. As a result of the disposition of our outpatient division, we expect to record an approximate $120 million to $155 million pre-tax gain on disposal in the first half of 2007. See Note 3, Subsequent Event—Divestiture, to our accompanying consolidated financial statements for additional information regarding this disposition.

For 2004 through 2006, this segment’s operating results were as follows:

	For the year ended December 31,
	2006	2005	2004
	(Dollars In Millions)
Outpatient
Net operating revenues	$ 326.6	$ 371.1	$ 431.1
Operating expenses*	299.9	339.4	392.3
Operating earnings	$ 26.7	$ 31.7	$ 38.8

Visits (in thousands)	3,183.3	3,779.5	4,345.5

Full time equivalents (actual amounts)	3,131	3,815	4,568

* Includes divisional overhead, but excludes corporate overhead allocation. See Note 26, Segment Reporting, to our accompanying consolidated financial statements. Includes the effect of Minority interests in earnings of consolidated affiliates and Equity in net income of nonconsolidated affiliates.

For the years ended December 31, 2006, 2005, and 2004, outpatient’s Net operating revenues were derived from the following payor sources:

	For the year ended December 31,
	2006	2005	2004
Medicare	12.8%	14.4%	12.6%
Medicaid	0.8%	0.8%	0.6%
Workers' compensation	23.1%	23.2%	24.7%
Managed care and other discount plans	53.0%	50.4%	49.9%
Other third-party payors	5.7%	5.9%	6.6%
Patients	0.5%	0.9%	1.2%
Other income	4.1%	4.4%	4.4%
Total	100.0%	100.0%	100.0%

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

In 2006, our facility rationalization and marketing initiatives within our outpatient segment began to improve the segment’s operating results. However, while our current exposure to competition from physician-owned physical therapy sites is less than it was in 2005 as a result of our initiatives to diversify our referral sources, we continued to be negatively impacted by continued competition from physician-owned physical therapy sites in 2006. We were also negatively impacted by the annual per-beneficiary limitations on Medicare outpatient therapy services.

Changes in the Reimbursement Environment for Outpatient Services

Our outpatient segment faces a changing reimbursement environment. The Balanced Budget Act of 1997 changed the reimbursement methodology for Medicare Part B therapy services from cost based to fee schedule payments. It also established two types of annual per-beneficiary limitations on outpatient therapy services provided outside of a hospital outpatient setting: (1) a $1,500 cap for all outpatient therapy services and speech language pathology services; and (2) a $1,500 cap for all outpatient occupational therapy services, as adjusted for inflation (per beneficiary per year caps are set at $1,740 for calendar year 2006 and $1,780 for calendar year 2007). These therapy caps are subject to certain exceptions relating to medically necessary services for calendar year 2006 and 2007. These therapy caps have had a negative impact on our Net operating revenues.

On November 1, 2006, CMS issued a final rule that will update the payment methodology under the Physician Fee Schedule beginning January 1, 2007. Specifically, the rule would update the work RVUs based on the five-year review required under statute, implement a new payment methodology for practice expense relative value units and apply a negative budget neutrality adjustment to the work relative value units. These changes, combined with a 5% reduction to the payment conversion factor under the Physician Fee Schedule, will result in lower reimbursement to us for outpatient services.

On December 20, 2006, the President of the United States signed into law the Tax Relief and Healthcare Act of 2006 that reverses the 5% reduction to the payment conversion factor, restores the therapy cap exception process for 2007 and would extend in 2007 the 1.0 geographic practice cost indices floor under the Physician Fee Schedule. We estimate that these combined changes will decrease our outpatient division’s Net operating revenues by approximately $0.5 million per quarter for calendar year 2007 as compared to calendar year 2006.

Net Operating Revenues

From 2004 to 2006, patient visits to our outpatient facilities decreased by over 1.1 million visits. This decreased volume negatively impacted Net operating revenues by approximately $56.0 million and $53.7 million in 2006 and 2005, respectively. Management attributes the volume decline in each year to continued competition from physician-owned physical therapy sites, the nationwide physical therapist shortage, and closures of underperforming facilities that did not qualify as discontinued operations. In addition, the volume decrease from 2005 to 2006 is also due to the annual per-beneficiary limitations on Medicare outpatient therapy services that became effective on January 1, 2006.

During 2006, our outpatient segment was able to offset the negative revenue impact of declining volumes by achieving higher net patient revenue per visit due to its examination and elimination of managed care contracts with low reimbursement rates, an increase in manual therapy services, and the closure of underperforming facilities that did not qualify as discontinued operations.

During 2006 and 2005, non-patient revenues of our outpatient segment decreased by $2.7 million and $2.8 million, respectively, due to facility closures and contract terminations during each year.

Operating Expenses

Salaries and Benefits

Salaries and benefits represent over 61% of outpatient’s operating expenses in each year.

In 2006 and 2005, Salaries and benefits decreased by $24.7 million, or 11.6% and $28.5 million, or 11.8%, respectively, due to the closure of facilities that did not qualify as discontinued operations and a reduction in non-clinical full-time equivalents. The resulting decrease in full-time equivalents decreased Salaries and benefits by approximately $38.2 million and $39.7 million in 2006 and 2005, respectively. Decreased costs associated with fewer full-time equivalents were offset by increasing costs associated with employee benefits, contract labor, and incentives to recruit and retain physical therapists.

Provision for Doubtful Accounts

From 2004 to 2006, the Provision for doubtful accounts of our outpatient segment consistently remained between 2.0% and 4.5% of Net operating revenues.

All Other Operating Expenses

All other operating expenses decreased by approximately 16.1% from 2005 to 2006. This decrease was due to the closure of underperforming facilities that did not qualify as discontinued operations and our outpatient segment’s efforts to control expenses. These expenses in 2006 included approximately $1.0 million of impairment charges. Triggering events related to facility closings and facilities experiencing negative cash flow from operations resulted in the segment recognizing these intangible and long-lived assets impairments. We determined the fair value of the impaired assets at a facility primarily based on the assets’ estimated fair value using valuation techniques that included discounted future cash flows and third-party appraisals.

From 2004 to 2005, all other operating expenses decreased by approximately 10.1% due primarily to the closure of underperforming facilities that did not qualify as discontinued operations and a $2.7 million decrease in impairment charges year over year. Triggering events related to facility closings and facilities experiencing negative cash flow from operations resulted in the segment recognizing a $0.8 million impairment charge to long-lived assets in 2005. We determined the fair value of the impaired assets at a facility primarily based on the assets’ estimated fair value using valuation techniques that included discounted future cash flows and third-party appraisals.

Triggering events related to facility closings and facilities experiencing negative cash flow from operations resulted in the segment recognizing an impairment charge of $3.5 million related to long-lived and intangible assets in 2004. We wrote these assets down to zero, or their estimated fair value, based on expected negative operating cash flows of these facilities in future years.

Operating Earnings

Operating earnings decreased in each year due to declining volumes, as discussed above. Although management reduced total operating expenses in each year, it was not enough to offset the decline in volumes in each year.

Diagnostic

We are one of the largest operators of freestanding diagnostic imaging centers in the United States. As of December 31, 2006, we performed diagnostic services through the operation of our network of 61 diagnostic centers in 19 states and the District of Columbia, with a concentration of centers in Texas, Alabama, Florida, and the Washington D.C. area.

Our diagnostic centers provide outpatient diagnostic imaging services, including MRI, CT, X-ray, ultrasound, mammography, and nuclear medicine services, as well as fluoroscopy. We do not provide all services at all sites, although approximately 80% of our diagnostic centers are multi-modality centers offering multiple types of service. Our outpatient diagnostic procedures are performed by experienced radiological technologists. After the diagnostic procedure is completed, the images are reviewed by radiologists who have contracted with us. These radiologists prepare an interpretation which is then delivered to the referring physician.

Due to the equipment utilized when performing diagnostic services for our patients, our diagnostic segment generally has high capital costs, including costs for maintaining its equipment.

For 2004 to 2006, our diagnostic segment’s operating results were as follows:

	For the year ended December 31,
	2006	2005	2004
	(Dollars In Millions)
Diagnostic
Net operating revenues	$ 186.9	$ 197.5	$ 197.7
Operating expenses*	213.5	195.5	200.3
Operating (loss) earnings	$ (26.6)	$ 2.0	$ (2.6)

Scans (in thousands)	635.6	659.2	664.5

Full time equivalents (actual amounts)	972	972	1,073

* Includes divisional overhead, but excludes corporate overhead allocation. See Note 26, Segment Reporting, to our accompanying consolidated financial statements. Includes the effect of Minority interests in earnings of consolidated affiliates and Equity in net income of nonconsolidated affiliates.

For the years ended December 31, 2006, 2005, and 2004, diagnostic derived its Net operating revenues from the following payor sources:

	For the year ended December 31,
	2006	2005	2004
Medicare	19.7%	19.5%	18.3%
Medicaid	3.2%	3.4%	3.7%
Workers' compensation	8.1%	9.6%	8.7%
Managed care and other discount plans	58.9%	60.0%	59.4%
Other third-party payors	4.6%	4.5%	6.8%
Patients	2.9%	2.2%	2.2%
Other income	2.6%	0.8%	0.9%
Total	100.0%	100.0%	100.0%

The number of scans performed is a key metric utilized by the segment to regularly evaluate its performance. The segment’s primary operating expenses include Salaries and benefits, Professional and medical director fees, and Supplies. Salaries and benefits represent the most significant costs to the segment and include all amounts paid to full- and part-time employees at our centers, as well as all related costs of benefits provided to employees. Professional and medical director fees primarily include fees paid under contracts with radiologists and other clinical professionals to read and interpret the scans performed at our centers. Payments under these contracts are normally tied to the number of scans read by each independent contractor, associated revenues with each scan, or cash collections. Supplies expense includes all costs associated with supplies used while performing diagnostic services for our patients. These costs primarily consist of the film costs associated with each scan.

Our diagnostic segment has struggled over the past several years due to poor margins for the diagnostic market in general, strong competition from physician-owned diagnostic equipment, increased pricing pressure from payors, and the age of equipment in our installed base. Competition in 2006 remained strong as diagnostic equipment manufacturers continued to lower prices and offer special financing to encourage physicians to purchase equipment through their own practices, resulting in a decline in the number of procedures performed at our diagnostic centers.

During the latter part of 2006, this segment’s new management team focused on increasing scan volume while reducing operating expenses. Volume initiatives included (1) the reorganization of the sales and marketing group, including the addition of a new vice president of sales, (2) the selective upgrade of equipment at a number of our high-volume sites, and (3) the continued implementation of software tools for our referring physicians and radiologists. Expense reduction initiatives included the sale or closure of underperforming facilities, the elimination of our dependence on consultants that are engaged in various aspects of our operating activities, and a standardization of our workflow and personnel costs at the facility level. In addition, the segment completed the implementation of a new enterprise software platform that provides enhanced administrative, clinical, and revenue cycle functionality. We believe the implementation of this software will assist the segment in increasing referral volume, as well as improve the segment’s collection activities at a reduced cost. While these actions should result in improvement in the segment’s operating results going forward, our operating performance during 2006 was negatively impacted by the nonrecurring costs associated with these changes.

Changes in the Reimbursement Environment for Diagnostic Services

Our diagnostic segment faces a changing reimbursement environment. On November 1, 2006, CMS issued a final rule that will update the payment methodology under the Physician Fee Schedule beginning January 1, 2007. Specifically, the rule would update the work RVUs based on the five-year review required under statute, implement a new payment methodology for practice expense RVUs, and apply a negative budget neutrality adjustment to the work RVUs. In addition, the final rule caps payment rates for imaging services under the Physician Fee Schedule at the hospital outpatient prospective payment system rate. The final rule also maintains at 25% the reduction on payments for the technical component of multiple imaging procedures on contiguous body parts, as opposed to increasing the reduction to 50% as set forth in the 2006 final rule. The final rule will also implement, for the first time, 14 Independent Diagnostic Testing Facilities supplier standards to remain enrolled in the Medicare program. These changes, combined with a 5% reduction to the payment conversion factor under the Physician Fee Schedule, will result in lower reimbursement to us for diagnostic services.

On December 20, 2006, the President of the United States signed into law the Tax Relief and Healthcare Act of 2006 that reverses the 5% reduction to the payment conversion factor and would extend in 2007 the 1.0 geographic practice cost indices floor under the Physician Fee Schedule. We estimate that these combined changes will decrease our diagnostic division’s Net operating revenues by approximately $5.6 million for calendar year 2007 as compared to calendar year 2006. That estimate includes revenue declines under our managed care contracts that contain pricing provisions tied to the Medicare fee schedule but does not include the potential for additional price compression from commercial payors as a result of CMS’s rulemaking.

Net Operating Revenues

The decrease in Net operating revenues from 2005 to 2006 is attributable to lower scan volumes and a shift in case mix to lower-paying modalities. The segment’s volume declines are primarily attributable to competition from physician-owned diagnostic equipment and the closure of underperforming facilities that did not qualify as discontinued operations. During 2006, our diagnostic segment also received approximately $2.9 million of other income related to insurance recoveries from hurricane damages in prior periods.

From 2004 to 2005, the segment experienced lower scan volumes, but the impact to Net operating revenues attributable to lower scan volumes was offset by a shift in case mix to higher-paying modalities.

Operating Expenses

Salaries and Benefits

Salaries and benefits increased by approximately 7.4% from 2005 to 2006. Approximately 3% of this increase is attributable to annual merit increases, with the remainder attributable to additional costs associated with hiring a new divisional management team, the use of contract labor to assist with certain back office operations of the segment, and additional staffing resources related to the implementation of the software platform discussed above. While we expect the items that resulted in these increased costs to improve operating performance going forward, these changes increased Salaries and benefits from approximately 26% of Net operating revenues in 2005 to approximately 29% of Net operating revenues in 2006.

Salaries and benefits decreased by 1.5% from 2004 to 2005 primarily as a result of eliminating full-time positions at certain business offices by outsourcing the segment’s collections processes to a third-party and the closure of underperforming facilities that did not qualify for discontinued operations. Due to these headcount reductions at the segment’s business offices and the closure of underperforming facilities, Salaries and benefits remained at approximately 26% of Net operating revenues from 2004 to 2005.

Supplies

From 2005 to 2006, Supplies expense decreased from 4.7% of Net operating revenues to 4.4% of Net operating revenues. From 2004 to 2005, Supplies expense decreased from 5.2% of Net operating revenues to 4.7% of Net operating revenues. In each year, Supplies expense decreased due to the decrease in scan volumes during each year, more favorable supply pricing, and improved efficiency. In 2006, Supplies expense also decreased as certain of our facilities began using remote picture archiving communication systems that allow for the remote reading of digital images of the diagnostic scans performed by our centers, which allowed us to reduce our film costs.

Professional and Medical Director Fees

From 2004 to 2006, Professional and medical director fees generally followed the same trend as our Net operating revenues and cash collections.

Provision for Doubtful Accounts

Our Provision for Doubtful Accounts was 22.7%, 16.5%, and 17.7% of Net operating revenues in 2006, 2005, and 2004, respectively. During 2005, our Provision for Doubtful Accounts decreased as a percent of Net operating revenues due to the outsourcing of collection activities to a third party. During 2006, the diagnostic segment increased its Provision for doubtful accounts based on current collection activities and payment trends. However, we believe these trends were partially caused by the distraction of the implementation of a new enterprise software platform, which has now been completed.

All Other Operating Expenses

All other operating expenses increased by 7.1% from 2005 to 2006 due primarily to approximately $4.7 million of non-capitalizable implementation charges related to a new enterprise information technology system, increased professional fees associated with the outsourcing of collection activities, and the repairs and maintenance of equipment. In addition, the assessment of closed facilities and facilities that had continuing negative cash flows from operations resulted in the segment recognizing a $1.8 million impairment charge related to long-lived assets during 2006. We determined the fair value of the impaired long-lived assets at a facility primarily based on the assets’ estimated fair value using valuation techniques that included discounted future cash flows and third-party appraisals.

All other operating expenses increased by 6.3% from 2004 to 2005 due primarily to a year-over-year increase in impairment charges. Triggering events related to facility closings and facilities experiencing negative cash flow from operations resulted in the segment recognizing a $3.5 million impairment charge to long-lived assets in 2005. We determined the fair value of the impaired long-lived assets at a facility primarily based on the assets’ estimated fair value using valuation techniques that included discounted future cash flows and third-party appraisals.

During 2004, triggering events related to facility closings and facilities experiencing negative cash flow from operations resulted in the segment recognizing an impairment charge of approximately $0.8 million related to long-lived assets. We wrote these assets down to zero, or their estimated fair value, based on expected negative operating cash flows of these facilities in future years.

Operating (Loss) Earnings

Operating earnings of our diagnostic segment decreased from 2005 to 2006 due to declining volumes and the increased operating expenses discussed above. In 2005, our diagnostic segment decreased its operating loss by closing underperforming facilities and decreasing its Provision for doubtful accounts.

We expect the segment’s volume and expense reduction initiatives to improve the segment’s operating results going forward.

Corporate and Other

Corporate and other includes all revenue-producing activities that do not fall within one of the four operating segments discussed above, including the operation of the conference center located at our corporate campus, our clinical research activities, and other services that are generally intended to complement our patient care activities. This segment also includes HCS, Ltd. (“HCS”), our wholly owned subsidiary that handles medical malpractice, workers’ compensation, and other claims for us.

All our corporate departments and related overhead are also contained within this segment. These departments, which include among others accounting, communications, compliance, human resources, information technology, internal audit, legal, payor strategies, reimbursement, tax, and treasury, provide support functions to our operating divisions.

For 2004 through 2006, this segment’s operating results were as follows:

	For the year ended December 31,
	2006	2005	2004
	(Dollars In Millions)
Corporate and Other
Net operating revenues	$ 48.4	$ 84.9	$ 94.4
Operating expenses*	361.8	612.5	405.6
Operating loss	$ (313.4)	$ (527.6)	$ (311.2)

Full time equivalents (actual amounts)	1,000	922	760

*Includes all corporate overhead. See Note 26, Segment Reporting, to our accompanying consolidated financial statements. Includes the effect of Minority interests in earnings of consolidated affiliates and Equity in net income of nonconsolidated affiliates. This line item also includes approximately $34.9 million and $215 million in 2006 and 2005, respectively, related to Government, class action, and related settlements expense.

Salaries and benefits represents one of the most significant costs to the segment and includes all amounts paid to full- and part-time employees at our corporate headquarters (excluding any divisional management allocated to each operating segment) in Birmingham, Alabama, as well as all related costs of benefits provided to these employees. All general and administrative costs related to the operation of our corporate office are included in Other operating expenses. The most significant general and administrative expenses relate to insurance including property and casualty, general liability, and directors’ and officers’ coverage.

During 2006, we continued to strive to control costs associated with our corporate and other segment, but this was difficult due to our continued investment in our infrastructure (both people and technology). We continued to focus on the remediation of internal controls, including the implementation of our information technology strategic plan. We continued to replace the work performed by consultants during the reconstruction period with HealthSouth employees, and we continued to add resources to provide the necessary level of support to our facilities and meet our operational needs.

Net Operating Revenues

Changes in Net operating revenues from year to year primarily relate to changes in earned premiums of HCS, which eliminate in consolidation. During 2006, we experienced a reduction of approximately $30.6 million in premiums from HCS due to updated actuarial calculations driven by current claims history, exit from the acute care business, and fewer full-time equivalents.

Operating Expenses

Salaries and Benefits

From 2005 to 2006, Salaries and benefits increased by $19.0 million, or 27.2%. Approximately $12.1 million of this increase was due to increased stock-based compensation costs associated with our adoption of FASB Statement No. 123(R) on January 1, 2006. The remainder of the increase is due to annual merit increases provided to employees, an increase in the employer matching contribution percentage related to our 401(k) plan (see Note 17, Employee Benefit Plans, to our accompanying consolidated financial statements), and the hiring of additional management personnel at our corporate office, which would increase the average salary per full-time equivalent.

From 2004 to 2005, Salaries and benefits decreased by $11.0 million, or 13.6%, primarily due to lower claims and premiums expense associated with workers’ compensation.

All Other Operating Expenses

In 2006, 2005, and 2004, all other operating expenses of the corporate and other segment include $8.6 million, $24.4 million, and $30.2 million, respectively, of impairment charges related to the 19-acre tract of land that includes an incomplete 13-story building formerly called the “Digital Hospital.” In each year, the impairment charge represents the excess of costs incurred during the construction of the “Digital Hospital” over the estimated fair value of the property, including the River Point facility, a 60,000 square foot office building, which shares the site and would be included with any sale of the “Digital Hospital.” The impairment of the “Digital Hospital” in each year was determined using a weighted average fair value approach that considered an alternative use appraisal and other potential scenarios.

In addition to the $8.6 million and $24.4 million impairment charges related to the “Digital Hospital” in 2006 and 2005, respectively, the corporate and other segment recorded $1.1 million and $9.4 million, respectively, in other long-lived asset impairment charges. We determined the fair value of the impaired long-lived asset based on the assets’ estimated fair value using valuation techniques that included discounted future cash flows and third-party appraisals.

All other operating expenses decreased by 49.7% from 2005 to 2006. The primary contributor to this decrease was the securities litigation settlement discussed in Note 24, Securities Litigation Settlement, to our accompanying consolidated financial statements. During 2005, we recorded a $215 million charge as Government, class action, and related settlements expense under a proposed settlement with the lead plaintiffs in these consolidated cases. In January 2007, the proposed settlement received final court approval, and, based on the value of our common stock and the associated common stock warrants on the date the settlement was approved, we reduced this liability by approximately $31.2 million as of December 31, 2006. Therefore, year over year, charges related to our securities litigation settlement decreased our corporate segment’s operating expenses by $246.2 million.

Excluding the amounts recorded for the securities litigation settlement in both 2006 and 2005, all other operating expenses of our corporate and other segment would have decreased by 7.2% in 2006 due to the $47.8 million recovery from Richard M. Scrushy (as discussed earlier in this Item), the $24.1 million year over year decrease in impairment charges (as discussed above), decreased consulting fees for strategic planning and other projects, and a decrease in insurance costs. Also, as discussed in Note 8, Investment in and Advances to Nonconsolidated Affiliates, to our accompanying consolidated financial statements, all other operating expenses of our corporate and other segment in 2006 includes the removal of a $6.0 million liability related to Source Medical and the repayment of a $6.9 million note receivable from Source Medical.

These decreased costs in 2006 were offset by a $37.9 million recovery related to Meadowbrook and a $30.5 million net gain resulting from the lease termination associated with the Braintree and Woburn facilities, as recorded in 2005 and discussed earlier in this Item. Excluding the securities litigation settlement, the corporate and other segment also recorded $66.1 million in charges classified as Government, class action, and related settlements expense in 2006. Amounts recorded as Government, class action, and related settlements expense include approximately $44.0 million related to ongoing settlement negotiations with our subsidiary partnerships, $1.0 million related to our ERISA litigation, $4.0 million related to our agreement with the United States to settle civil allegations brought in federal False Claims Act lawsuits regarding alleged improper billing practices relating to certain orthotic and prosthetic devices, $1.9 million related to the Goodreau litigation, $3.0 million related to the non-prosecution agreement reached with the DOJ, $5.7 million to settle disputes related to our former Braintree and Woburn facilities, and $6.5 million for settlements and other ongoing settlement negotiations. For additional information regarding these settlements, ongoing discussions, and litigation, see Note 24, Securities Litigation Settlement, and Note 25, Contingencies and Other Commitments, to our accompanying consolidated financial statements.

All other operating expenses increased by 67.2% from 2004 to 2005. The primary contributor to this increase is the $215.0 million settlement associated with our securities litigation, as discussed above. Excluding the amount recorded for the securities litigation settlement, all other operating expenses in the corporate and other segment would have increased by less than 1.0% in 2005 due to increased expenses associated with accounting, legal, and consulting professional fees. We incurred these fees in 2005 as a result of Sarbanes-Oxley costs and strategic agenda consulting. These increased costs were offset by the $37.9 million recovery related to Meadowbrook (discussed earlier in this Item) and a $38.6 million decrease in Professional fees—accounting, tax, and legal resulting from the decreased use of consultants as our new management team was in place.

Operating Loss

The change in our operating loss in each year was due primarily to the $215.0 million securities litigation settlement recorded in 2005.

As noted above, we continue to strive to control costs associated with our corporate and other segment. While we made progress in this area in 2006 by reducing the amounts paid to consultants for strategic planning, accounting assistance, and other projects, we made additional payments to tax consultants, attorneys, and investment bankers. During 2006, professional fees paid for tax services increased by approximately $9.5 million due primarily to tax projects associated with our filing of amended income tax returns for 1996 through 2003. As a result of our recovery of incentive bonuses from Richard M. Scrushy and our securities litigation settlement, we recorded a charge of approximately $32.5 million during 2006 for amounts owed to the derivatives’ attorneys in these cases. As part of our strategic repositioning and efforts to divest our surgery centers, outpatient, and diagnostic divisions, we incurred professional fees of approximately $7.7 million during 2006 associated with transaction support services and audit fees related to carveout financial statements for these divisions.

Because of the professional fees incurred for strategic planning and our repositioning, accounting assistance, litigation defense, tax services, and other special projects in each year and because we do not allocate corporate overhead associated with each operating segment to the applicable segment, we do not believe our historic run rate for operating expenses in our corporate and other segment is indicative of the run rate that can be expected going forward after the divestiture of certain of our operating segments.

Results of Discontinued Operations

In our continuing effort to streamline operations, we identified 10 entities in our inpatient segment, 272 outpatient rehabilitation facilities, 30 surgery centers, 40 diagnostic centers, and 14 other facilities during 2006, 2005, and 2004 that met the requirements of FASB Statement No. 144 to report as discontinued operations. For the facilities identified during 2006 that met the requirements of FASB Statement No. 144 to report as discontinued operations, we reclassified our consolidated balance sheet for the year ended December 31, 2005 and our consolidated statements of operations and consolidated statements of cash flows for the years ended December 31, 2005 and 2004 to show the results of those facilities as discontinued operations.

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

The operating results of discontinued operations, by operating segment and in total, are as follows:

	For the year ended December 31,
	2006	2005	2004
	(In Millions)
Inpatient:
Net operating revenues	$ 29.2	$ 41.4	$ 45.6
Costs and expenses	30.7	37.0	44.2
Impairments	1.8	0.5	–
(Loss) income from discontinued operations	(3.3)	3.9	1.4
(Loss) gain on disposal of assets of discontinued operations	(0.8)	0.4	(0.6)
Income tax expense	(0.2)	(1.4)	–
(Loss) income from discontinued operations	$ (4.3)	$ 2.9	$ 0.8
Surgery Centers:
Net operating revenues	$ 12.9	$ 36.8	$ 67.5
Costs and expenses	19.6	52.0	82.3
Impairments	–	0.5	2.5
Loss from discontinued operations	(6.7)	(15.7)	(17.3)
Gain on disposal of assets of discontinued operations	7.5	6.3	1.8
Income tax expense	–	–	–
Income (loss) from discontinued operations	$ 0.8	$ (9.4)	$ (15.5)
Outpatient:
Net operating revenues	$ 4.9	$ 22.3	$ 60.1
Costs and expenses	6.8	27.0	64.0
Impairments	–	–	0.8
Loss from discontinued operations	(1.9)	(4.7)	(4.7)
Gain (loss) on disposal of assets of discontinued operations	0.1	0.1	(1.2)
Income tax expense	–	–	–
Loss from discontinued operations	$ (1.8)	$ (4.6)	$ (5.9)
Diagnostic:
Net operating revenues	$ 11.2	$ 23.2	$ 38.0
Costs and expenses	20.9	32.3	50.6
Impairments	2.7	1.1	0.1
Loss from discontinued operations	(12.4)	(10.2)	(12.7)
Gain on disposal of assets of discontinued operations	5.0	2.0	3.1
Income tax expense	–	–	–
Loss from discontinued operations	$ (7.4)	$ (8.2)	$ (9.6)
Corporate and Other:
Net operating revenues	$ 18.3	$ 76.7	$ 153.7
Costs and expenses	25.5	118.3	232.3
Impairments	–	6.6	16.7
Loss from discontinued operations	(7.2)	(48.2)	(95.3)
(Loss) gain on disposal of assets of discontinued operations	(6.1)	0.3	0.2
Income tax expense	–	–	–
Loss from discontinued operations	$ (13.3)	$ (47.9)	$ (95.1)
Total:
Net operating revenues	$ 76.5	$ 200.4	$ 364.9
Costs and expenses	103.5	266.6	473.4
Impairments	4.5	8.7	20.1
Loss from discontinued operations	(31.5)	(74.9)	(128.6)
Gain on disposal of assets of discontinued operations	5.7	9.1	3.3
Income tax expense	(0.2)	(1.4)	–
Loss from discontinued operations	$ (26.0)	$ (67.2)	$ (125.3)

Inpatient. As noted earlier in this Item, “Segment Results of Operations – Inpatient,” in October 2006, we closed a transaction to sell Cedar Court. Also as discussed earlier in this Item, the lease associated with Central Georgia Rehabilitation Hospital expired on September 30, 2006 and was not extended. We also made a decision in 2006 to sell the license associated with our Pendleton LTCH in New Orleans, Louisiana. Our Pendleton LTCH has not been operational since Hurricane Katrina hit New Orleans in 2005. All three of these facilities are included in discontinued operations and are the primary sources of the net operating revenues and costs and expenses in each year. The timing of the sale or closure of these facilities drove the change in net operating revenues and costs and expenses in each year. The income tax expense in 2006 relates to the Cedar Court transaction.

Surgery Centers. Both the decline in net operating revenues and the decline in costs and expenses in each year were due to the timing of the sale or closure of the surgery centers identified as discontinued operations. The net gain on asset disposals in 2006 primarily resulted from an approximate $5.4 million gain recorded on the sale of three facilities located in Tennessee and Florida during the first quarter of 2006. The net gain on asset disposals in 2005 primarily resulted from gains recorded on the sale of assets at certain surgery centers in New Jersey, Arizona, and Florida.

Outpatient. The timing of the closure of the outpatient rehabilitation facilities identified as discontinued operations drove the change in net operating revenues and costs and expenses in each year.

Diagnostic. Both the decline in net operating revenues and the decline in costs and expenses in each year were due to the timing of the sale or closure of the diagnostic facilities identified as discontinued operations.

Corporate and Other. On July 20, 2005, we executed an asset purchase agreement with The Board of Trustees of the University of Alabama (the “University of Alabama”) for the sale of the real property, furniture, fixtures, equipment and certain related assets associated with our only remaining operating acute care hospital, which had 219 licensed beds located in Birmingham, Alabama (the “Birmingham Medical Center”). Simultaneously with the execution of this purchase agreement with the University of Alabama, we executed an agreement with an affiliate of the University of Alabama whereby this entity provided certain management services to the Birmingham Medical Center. On December 31, 2005, we executed an amended and restated asset purchase agreement with the University of Alabama. This amended and restated agreement provided that the University of Alabama purchase the Birmingham Medical Center and associated real and personal property as well as our interest in the gamma knife partnership associated with this hospital. This transaction closed on March 31, 2006. We have transferred the hospital and associated real and personal property, including the transfer of our interest in the gamma knife partnership. The transaction also required that we acquire and convey title to the University of Alabama or its affiliate for certain professional office buildings that we leased. Both the certificate of need under which the hospital operated and the licensed beds operated by us at the hospital were transferred as part of the sale of the hospital under the amended and restated agreement.

From 2005 to 2006, the decrease in net operating revenues related primarily to the performance and eventual sale of the Birmingham Medical Center. From 2004 to 2005, the decrease in net operating revenues was due to the closure of Metro West hospital in September 2004 and the continued poor performance of the Birmingham Medical Center. The change in costs and expenses in each year follow these same trends.

The impairment charge in 2004 primarily related to a $14.8 million impairment charge associated with the Birmingham Medical Center. Due to continuing negative cash flows from operations of this facility, we had the Birmingham Medical Center appraised as of December 31, 2004. The impairment charge represents the difference between the appraised value and the net book value of the long-lived assets associated with the Birmingham Medical Center.

The net loss on disposal of assets in 2006 was the result of our sale of the Birmingham Medical Center and lease termination fees associated with certain properties adjacent to the Birmingham Medical Center offset by the gain on the sale of Metro West hospital. See Note 18, Discontinued Operations, to our accompanying consolidated financial statements for additional information related to our sale of the Birmingham Medical Center.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, cash from operations, and Revolving Loans under our Credit Agreement (as defined in Note 9, Long-term Debt, to our accompanying consolidated financial statements).

We are highly leveraged. As of December 31, 2006, we had approximately $3.4 billion of long-term debt outstanding. Although we are highly leveraged, we believe the recapitalization transactions (as discussed in this Item and in Note 9, Long-term Debt, to our accompanying consolidated financial statements) improved our financial position by reducing our refinancing risk, improving our operational flexibility, increasing our liquidity, and improving our credit profile.

As of December 31, 2006, approximately $170 million was drawn under our $400 million revolving credit facility (excluding approximately $32.3 million utilized under the revolving letter of credit subfacility) due to seasonal borrowing needs, the timing of interest payments, and government settlement payments (as discussed in Note 22, Medicare Program Settlement, and Note 23, SEC Settlement, to our accompanying consolidated financial statements). Based on our current borrowing capacity and leverage ratio required under our Credit Agreement (presented later in this Item), we do not believe there is significant risk in our ability to make additional draws under our revolving credit facility, if needed.

The biggest risk relating to our high leverage is the possibility that a substantial down-turn in earnings could jeopardize our ability to service our debt payment obligations. See Item 1A, Risk Factors, of this Form 10-K and Note 1, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements for a discussion of risks and uncertainties facing us. Changes in our business or other factors may occur that might have a material adverse impact on our financial position, results of operations, and cash flows.

In 2007, we will make the final settlement payments related to our Medicare Program Settlement and SEC Settlement (see Note 22, Medicare Program Settlement, and Note 23, SEC Settlement, to our accompanying consolidated financial statements). Until we make these final settlement payments and are able to redirect our operating cash elsewhere in the company, we will have a challenging cash management and liquidity environment. Our goal in 2007 is to deleverage the company through the use of anticipated proceeds from the divestiture of our surgery centers, outpatient, and diagnostic divisions. During 2007 or 2008, we also expect to deleverage the company through receipt of income tax refunds from amended and restated tax returns from prior years. As we receive these proceeds and refunds, and once we are no longer making payments under our Medicare Program Settlement and SEC Settlement, we expect our liquidity to improve. However, no such assurances can be given as to whether or when such proceeds will be received.

We are now in Phase 2, or the operational and growth focus portion, of our strategic plan. During this phase, we will use operating cash flows and other sources of liquidity to take advantage of selected development opportunities in our inpatient division. Specifically, we plan to explore consolidation opportunities as they arise and build new IRFs. In order to do this, we may need to borrow on our revolving credit facility and/or enter into new financing agreements until we receive the anticipated proceeds from any divestitures and the anticipated refunds related to prior year income tax returns.

Sources and Uses of Cash

Our primary sources of funding are cash flows from operations, borrowings under long-term debt agreements, and sales of limited partnership interests. Over the past three years, our funds were used primarily to fund working capital requirements, make capital expenditures, and make payments under various settlement agreements. The following chart shows the cash flows provided by or used in operating, investing, and financing activities for 2006, 2005, and 2004, as well as the effect of exchange rates for those same years:

	For the year ended December 31,
	2006	2005	2004
	(In Millions)
Net cash (used in) provided by operating activities	$ (120.4)	$ (2.9)	$ 390.8
Net cash provided by (used in) investing activities	59.3	(101.8)	(185.9)
Net cash used in financing activities	(75.3)	(172.0)	(224.7)
Effect of exchange rate changes on cash
and cash equivalents	0.1	(1.2)	1.3
Decrease in cash and cash equivalents	$ (136.3)	$ (277.9)	$ (18.5)

2006 Compared to 2005

Operating activities. Net cash used in operating activities increased from 2005 to 2006 due to volume declines in each of our operating segments, as discussed above. Net cash used in operating activities in 2006 and 2005 includes approximately $118.4 million and $165.4 million, respectively, in amounts related to government, class action, and related settlements.

Investing activities. Net cash provided by investing activities increased from 2005 to 2006 due primarily to a reduction in restricted cash and proceeds from asset disposals, including the disposal of assets for facilities that qualify as discontinued operations. In prior years, the cash of certain partnerships in which we participate was restricted because one or more external partners requested, and we agreed, not to commingle the partnerships’ cash with other corporate cash accounts. During 2006, we were able to eliminate many of these restrictions through continuing discussions and negotiations with our external partners. As a result of the elimination of these restrictions, our restricted affiliate cash accounts decreased by $19.7 million during 2006.

Within investing activities, it is also important to note that restricted cash held at HCS, Ltd. that was committed to pay for claims incurred was invested in restricted marketable securities. During 2006, restricted cash held by HCS, Ltd. decreased by approximately $117.9 million. However, we purchased approximately $77.5 million of restricted marketable securities.

Financing activities. The decrease in Net cash used in financing activities for 2006 compared to 2005 was due to the recapitalization transactions and private offering of senior notes discussed below. As a result of these transactions, net payments on debt, including capital lease obligations, increased by approximately $173.8 million for 2006. We also paid approximately $61.9 million more in debt issuance costs during 2006 over 2005 due to these transactions. These increased payments were offset by approximately $387.4 million in net proceeds from the issuance of Convertible perpetual preferred stock, as discussed below. We also paid approximately $15.7 million in dividends on our Convertible perpetual preferred stock during 2006.

2005 Compared to 2004

Operating activities. Net cash provided by operating activities decreased from 2004 to 2005 as a result of lower Net operating revenues in 2005, cash payments for government, class action, and related settlements, and a return to normal payment terms with many of our vendors. As discussed earlier in this Item, our Net operating revenues decreased in 2005 due to declining volumes experienced by our operating segments. In addition, we paid approximately $155.0 million, excluding interest, to the United States related to our Medicare Program Settlement, and we paid $12.5 million to the SEC under a settlement agreement. These settlements are discussed in Note 22, Medicare Program Settlement, and Note 23, SEC Settlement, to our accompanying consolidated financial statements. With our revolving line of credit frozen throughout 2004, we added approximately two weeks to most payment terms of our vendors as part of our cash management and conservation process. After we amended and restated our credit agreement in March 2005 (see Note 9, Long-term Debt, to our accompanying consolidated financial statements), we were able to return to more normal payment terms with our vendors. This decreased our net cash provided by operating activities year over year.

Investing activities. Net cash used in investing activities decreased from 2004 to 2005 primarily due to a reduction in capital expenditures. During 2005, we decreased capital expenditure budgets and postponed development projects to conserve cash and restructure our business.

Financing activities. Net cash used in financing activities decreased from 2004 to 2005 due primarily to $73.4 million less in debt issuance costs and consent fees paid in 2005 offset by $21.6 million more in net debt payments, including capital lease obligations. See Note 9, Long-term Debt, to our accompanying consolidated financial statements.

Current Liquidity and Capital Resources

As of December 31, 2006, we had approximately $40.6 million in cash and cash equivalents. This amount excludes approximately $99.6 million in restricted cash and $71.1 million of restricted marketable securities, which are assets whose use is restricted because of various obligations we have under lending agreements, partnership agreements, and other arrangements, primarily related to our captive insurance company. As of December 31, 2005, we had approximately $174.5 million in cash and cash equivalents, $237.4 million in restricted cash, and $23.8 million of non-restricted marketable securities.

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

•

Improved operational flexibility—We have negotiated new loan covenants with higher leverage ratios and lower interest coverage ratios. In addition, our new loan agreements increase our ability to enter into certain transactions (e.g., acquisitions and sale-leaseback transactions).

•

Increased liquidity—As a result of the Recapitalization Transactions, our revolving line of credit increased by approximately $150 million. In addition, the increased flexibility provided by the covenants governing our new indebtedness will allow us greater access to our revolving credit facility than we had under our prior indebtedness.

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

The Recapitalization Transactions included (1) entering into credit facilities that provide for extensions of credit of up to $2.55 billion of senior secured financing, (2) entering into an interim loan agreement that provided us with $1.0 billion of senior unsecured financing, (3) completing a $400 million offering of convertible perpetual preferred stock, (4) completing cash tender offers to purchase $2.03 billion of our previously outstanding senior notes and $319 million of our previously outstanding senior subordinated notes and consent solicitations with respect to proposed amendments to the indentures governing each outstanding series of notes, and (5) prepaying and terminating our Senior Subordinated Credit Agreement, our Amended and Restated Credit Agreement, and our Term Loan Agreement. In order to complete the Recapitalization Transactions, we also entered into amendments, waivers, and consents to our prior senior secured credit facility, $200 million senior unsecured term loan agreement, and $355 million senior subordinated credit agreement. Detailed descriptions of each of the above transactions are contained in Note 9, Long-term Debt, to our accompanying consolidated financial statements.

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

In June 2006, we repaid our Interim Loan Agreement using cash on hand and the proceeds from a private offering of $1.0 billion aggregate principal amount of senior notes, which included $375 million in aggregate principal amount of floating rate senior notes due 2014 (the “Floating Rate Notes”) at par and $625 million aggregate principal amount of 10.750% senior notes due 2016 at 98.505% of par. The Floating Rate Notes bear interest at a per annum rate equal to LIBOR plus 6.0%. For additional information regarding this transaction, see Note 9, Long-term Debt, to our accompanying consolidated financial statements.

The face value of our long-term debt (excluding notes payable to banks and others, noncompete agreements, and capital lease obligations) before and after the transactions described above is summarized in the following table:

	As of December 31, 2006	As of December 31, 2005

	(In Millions)
Revolving credit facility	$ 170.0	$ –
Term loans	2,039.8	513.4
Bonds payable	1,046.5	2,720.9
	$ 3,256.3	$ 3,234.3

The following charts show our scheduled payments on long-term debt (excluding notes payable to banks and others, noncompete agreements, and capital lease obligations) as of December 31, 2005 (before the Recapitalization Transactions and private offering of senior notes) and as of December 31, 2006 (after the Recapitalization Transactions and private offering of senior notes) for the next five years and thereafter. The charts also exclude the Convertible perpetual preferred stock.

* Excludes $185.2 million of maturities that would have occurred in 2006.

As noted above, we have negotiated new debt covenants as part of the Recapitalization Transactions. These covenants include higher leverage ratios and lower interest coverage ratios. As of December 31, 2006, per our new senior credit facility, our required minimum interest coverage ratio was 1.65 to 1.00, and our required maximum leverage ratio was 7.50 to 1.00.

On February 20, 2007, we announced that we are seeking certain amendments to our existing Credit Agreement (as defined in Note 9, Long-term Debt, to our accompanying consolidated financial statements). The amendments sought include a reduction in the margin over LIBOR that we currently pay and approval for our divestiture activities.

Funding Commitments

After the above Recapitalization Transactions and private offering of senior notes, we have scheduled payments of $37.6 million and $83.4 million in 2007 and 2008, respectively, related to long-term debt obligations (including notes payable to banks and others, noncompete agreements, and capital lease obligations). For additional information about our long-term debt obligations, see Note 9, Long-term Debt, to our accompanying consolidated financial statements.

We also have funding commitments related to legal settlements. As a result of the Medicare Program Settlement discussed in Note 22, Medicare Program Settlement, to our accompanying consolidated financial statements, we made aggregate principal payments of approximately $83.3 million and $155.0 million to the United States during 2006 and 2005, respectively. The remaining principal balance of $86.7 million will be paid in quarterly installments in 2007. These amounts are exclusive of interest from November 4, 2004 at an annual rate of 4.125%. In addition to the Medicare Program Settlement, we reached an agreement with the SEC to resolve claims brought by the SEC against us in March 2003. As a result of the SEC Settlement, we made aggregate payments of $37.5 million and $12.5 million to the SEC in 2006 and 2005, respectively. We will make aggregate payments of $50.0 million in 2007.

During 2006, we made capital expenditures of approximately $99.2 million. Total amounts budgeted for capital expenditures for 2007 approximate $140 million. These expenditures include IT initiatives, new business opportunities, and equipment upgrades and purchases. Approximately $50 million of this budgeted amount is discretionary and could be revised, if necessary.

For a discussion of risk factors related to our business and our industry, please see Item 1A, Risk Factors, of this Form 10-K and Note 1, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

In accordance with the definition under SEC rules, the following qualify as off–balance sheet arrangements:

•	any obligation under certain guarantees or contracts;
•

a retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity, or market risk support to that entity for such assets;

•	any obligation under certain derivative instruments; and
•

any obligation under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to the registrant, or engages in leasing, hedging, or research and development services with the registrant.

The following discussion addresses each of the above items for our company.

We are secondarily liable for certain lease obligations associated with sold facilities. As of December 31, 2006, we had entered into eight such lease guarantee arrangements. The remaining terms of these leases range from 7 months to 150 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximates $22.6 million. We have not recorded a liability for these guarantees, as we do not believe it is probable we will have to perform under these agreements. In the event we are required to perform under these guarantees, we could potentially have recourse against the purchaser of the applicable sold facility for recovery of any amounts paid. For additional information regarding these guarantees, see Note 6, Property and Equipment, to our accompanying consolidated financial statements.

As of December 31, 2006, we do not have any retained or contingent interest in assets as defined above.

As of December 31, 2006, we hold one derivative financial instrument, as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In March 2006, we entered into an interest rate swap related to our new Credit Agreement, as discussed in Note 9, Long-term Debt, to our accompanying consolidated financial statements.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006 and 2005, we are not involved in any unconsolidated SPE transactions.

Contractual Obligations

Achieving optimal returns on cash often involves making long-term commitments. SEC regulations require that we present our contractual obligations, and we have done so in the table that follows. However, our future cash flow prospects cannot reasonably be assessed based on such obligations, as the most significant factor affecting our future cash flows is our ability to earn and collect cash from our third-party payors and patients. Future cash outflows, whether they are contractual obligations or not, will vary based on our future needs. While some such outflows are completely fixed (for example, commitments to repay principal and interest on fixed-rate borrowings), most will depend on future events (for example, a facility has a lease for property that includes a base rent amount and an additional amount expressed as a percentage of Net operating revenues). Further, normal operations involve significant expenditures that are not based on “commitments” (for example, amounts paid for income taxes).

Our consolidated contractual obligations as of December 31, 2006, are as follows:

			2008 -	2010 -	2012 and
	Total	2007	2009	2011	Thereafter
	(In Millions)
Long-term debt obligations:
Long-term debt, excluding
revolving credit facility
and capital lease obligations(a)	$ 3,082.8	$ 20.9	$ 87.3	$ 42.8	$ 2,931.8
Revolving credit facility	170.0	–	–	–	170.0
Interest on long-term debt(b)	1,811.9	265.1	519.2	509.4	518.2
Capital lease obligations(c)	207.1	26.9	51.8	44.3	84.1
Operating lease obligations(d)(e)(f)	473.7	101.5	152.2	89.2	130.8
Purchase obligations(f)(g)	93.5	43.2	25.1	3.3	21.9
Other long-term liabilities:
Government settlements,
including interest when
applicable	139.0	139.0	–	–	–
Other liabilities(h)	4.4	0.7	0.7	0.4	2.6

(a)

Included in long-term debt are amounts owed on our bonds payable, notes payable to banks and others, and noncompete agreements. These borrowings are further explained in Note 9, Long-term Debt, of the notes to our accompanying consolidated financial statements.

(b)

Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of December 31, 2006. Interest related to capital lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loans fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations. Amounts also exclude the impact of our interest rate swap.

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

(h)

Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: medical malpractice and workers’ compensation risks, deferred income taxes, and our estimated liability for unsettled litigation. For more information, see Note 1, Summary of Significant Accounting Policies, “Self-Insured Risks,” Note 19, Income Taxes, and Note 25, Contingencies and Other Commitments, of the notes to our accompanying consolidated financial statements.

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

In December 2005, Mr. Scrushy filed a demand for arbitration with the American Arbitration Association purportedly pursuant to an indemnity agreement with us. The arbitration demand sought to require us to pay expenses incurred by Mr. Scrushy, including attorneys’ fees, in connection with the defense of criminal fraud claims against him and in connection with a preliminary hearing in the SEC litigation. In October 2006, the arbitrator issued a final award confirming an interim award of approximately $17.0 million to Mr. Scrushy and further ruling that Mr. Scrushy is entitled to have HealthSouth pay him a total of approximately $4.0 million in pre-judgment interest and attorneys’ fees and expenses incurred by Mr. Scrushy in connection with the arbitration proceeding. Based on an agreement with Mr. Scrushy, we offset the approximate $21.5 million (including post-judgment interest) award to him in the arbitration against the approximate $48 million judgment against Mr. Scrushy in the Tucker actions for repayment of bonuses.

We accrued an estimate of these legal fees as of December 31, 2005 and 2004, which was included in Professional fees—accounting, tax, and legal in our consolidated statements of operations for the years ended December 31, 2005 and 2004 and Other current liabilities in our consolidated balance sheets as of December 31, 2005 and 2004 in connection with the arbitration demand. Based on the arbitrator’s ruling, we may have an obligation to indemnify Mr. Scrushy for certain costs associated with ongoing litigation. As of December 31, 2006, an estimate of these legal fees is included in Other current liabilities in our consolidated balance sheet.

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with GAAP. In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgment that affects the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors we believe to be relevant at the time we prepared our consolidated financial statements. On a regular basis, we review the accounting policies, assumptions, estimates, and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Revenue Recognition

We recognize net patient service revenues in the reporting period in which we perform the service based on our current billing rates (i.e., gross charges), less actual adjustments and estimated discounts for contractual allowances (principally for patients covered by Medicare, Medicaid, and managed care and other health plans). We record gross service charges in our accounting records on an accrual basis using our established rates for the type of service provided to the patient. We recognize an estimated contractual allowance to reduce gross patient charges to the amount we estimate we will actually realize for the service rendered based upon previously agreed to rates with a payor. Payors include federal and state agencies, including Medicare and Medicaid, managed care health plans, commercial insurance companies, employers, and patients.

Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms that result from contract renegotiations and renewals. In addition, laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation.

If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material. Due to complexities involved in determining amounts ultimately due under reimbursement arrangements with third-party payors, which are often subject to interpretation, we may receive reimbursement for health care services authorized and provided that is different from our estimates, and such differences could be material.

Allowance for Doubtful Accounts

We provide for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value.

The collection of outstanding receivables from Medicare, managed care payors, other third-party payors, and patients is our primary source of cash and is critical to our operating performance. The primary collection risks relate to patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and co-payments) remain outstanding.

We estimate our allowance for doubtful accounts based on the aging of our accounts receivable, our historical collection experience for each type of payor, and other relevant factors so that the remaining receivables, net of allowances, are reflected at their estimated net realizable values. If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material. Adverse changes in general economic conditions, business office operations, payor mix, or trends in federal or state governmental and private employer health care coverage could affect our collection of accounts receivable, financial position, results of operations, and cash flows.

Self-Insured Risks

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

Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. The reserves for professional liability risks cover approximately 1,200 individual claims as of December 31, 2006 and estimates for potential unreported claims.

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

Long-lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of the assets contained in our financial statements may not be recoverable. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated over the remaining useful life of the asset. Restoration of a previously recognized impairment loss is prohibited.

Our impairment loss calculations require management to apply judgment in estimating future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that represents the risk inherent in future cash flows. Using the impairment review methodology described herein, we recorded long-lived asset impairment charges of approximately $15.0 million during the year ended December 31, 2006. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material to our results of operations.

Goodwill and Other Intangible Assets

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

Our other intangible assets consist of acquired certificates of need, licenses, noncompete agreements, and management agreements. We amortize these assets over periods ranging from five to thirty years. As of December 31, 2006, we do not have any intangible assets with indefinite useful lives. We continue to review the carrying values of amortizable intangible assets whenever facts and circumstances change in a manner that indicates their carrying values may not be recoverable.

We determine the fair value of our reporting units using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies.

We performed our annual testing for goodwill impairment as of October 1, 2006, using the methodology described herein, and determined no goodwill impairment existed in any of our segments. If actual results are not consistent with our assumptions and estimates, we may be exposed to additional goodwill impairment charges. The carrying value of goodwill as of December 31, 2006 approximated $896.9 million.

Share-Based Payments

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

If actual results are not consistent with our assumptions and estimates, we may be exposed to gains or losses that could be material to our results of operations.

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

The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors. A high degree of judgment is required to determine the extent that valuation allowances should be provided against deferred tax assets. We have provided valuation allowances at December 31, 2006 aggregating $1.2 billion against such assets based on our current assessment of future operating results and other factors.

We believe that we have previously overpaid federal and state income taxes during the reconstruction period. The estimate of this overpayment amount is recorded as Income tax refund receivable. In determining taxes receivable, we evaluated the potential exposures associated with various filing positions and our documentation requirements. We computed reserves for probable exposures. Such positions and substantiation matters may come under review during the audit and/or amended return process. We are currently in the appeals process for certain proposed adjustments related to the audit of our federal consolidated income tax returns for years 1996 through 1998. We fully expect to have all open restatement years under audit by the Internal Revenue Service in the near future.

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

As of December 31, 2006, our estimated Income tax refund receivable was approximately $218.8 million. This receivable is net of approximately $92.9 million in tentative refunds previously received by us through 2006 and includes our estimate of applicable interest and penalties. To the extent that either the federal or state taxing authorities disagree with our presentation of amended taxable income during the reconstruction period, this receivable may be overstated resulting in additional current tax expense and/or the requirement that some or all of the previous refunds be repaid.

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

FASB Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FASB Interpretation No. 48 on January 1, 2007. We are currently evaluating the impact of adopting FASB Interpretation No. 48 on our consolidated financial statements. The cumulative effect of applying FASB Interpretation No. 48, when determined, will be recorded as an adjustment to Accumulated deficit as of January 1, 2007.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to address diversity in practice regarding the quantification of financial statement misstatements under the two methods most commonly used by companies and auditors—the “rollover” and “iron curtain” methods. The rollover method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB No. 108 requires registrants to quantify and analyze misstatements using both approaches.

The guidance in SAB No. 108 must be followed by registrants in their annual financial statements covering the first fiscal year ending after November 15, 2006. We have applied the provisions of SAB No. 108 to our consolidated financial statements as of and for the year ended December 31, 2006. Such application did not have an impact on our financial position, results of operations, or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of the new standard is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The new standard establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires companies to provide additional information that will help investors and other users of financial statements more easily understand the effect of a company’s choice to use fair value on its earnings. The Statement also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. FASB Statement No. 159 does not eliminate disclosure requirements included in other accounts standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157 and FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments.

FASB Statement No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157. We have not begun evaluating the potential impact, if any, the adoption of FASB Statement No. 159 could have on our consolidated financial position, results of operations, and cash flows.

We do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

For additional information regarding recent accounting pronouncements, please see Note 1, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements.

Business Outlook

Although we have been forced to devote a significant portion of our time and attention over the past several years to matters primarily outside the ordinary course of business, 2006 marked the end of many of the legal, financial, and operational “rocks in the road” we have faced since March 2003 and the beginning of our repositioning as a “pure play” provider of post-acute care services with an immediate focus on inpatient rehabilitative care. Still, we expect to continue to experience volume volatility, payor pressure, and increased competition in our markets, as well as operational uncertainty relating to the marketing, disposition, and ultimate transition of our surgery centers, outpatient, and diagnostic divisions. Our business outlook for our operating divisions is as follows:

Inpatient. We anticipate increasing volumes in many of our inpatient facilities through the first three quarters of 2007 because most of our IRFs currently operate at, and have maintained since 2006, the 60% minimum qualifying patient mix threshold under the 75% Rule. In the fourth quarter of 2007, as most of our IRFs approach a new cost reporting year, we anticipate declining volumes as we work to achieve compliance with the 65% threshold. We plan to continue to aggressively attempt to mitigate the impact of the 75% Rule by managing our expenses, focusing our marketing efforts on compliant cases, and developing new post-acute services and other services that are complementary to our IRFs. Furthermore, we believe the continued implementation of the 75% Rule will pose a challenge for our competitors and create consolidation opportunities for us. We also continue to identify new market opportunities. We plan to take advantage of industry instability and market opportunities by completing five to eight development projects in 2007.

Corporate and Other. In 2007, we will attempt to manage corporate expenses while we implement our repositioning and deleveraging plan, including providing transition services to the divested divisions. Because we do not allocate corporate overhead by division, the corporate and other division’s results will reflect overhead costs associated with managing and providing shared services to our surgery centers, outpatient, and diagnostic divisions even after those divisions qualify as discontinued operations. Until we are able to rationalize our corporate overhead in relation to the size of our operations post-repositioning, this division’s results will reflect unusually high costs. In addition, we plan to implement an upgrade to our PeopleSoft accounting system, the cost of which will primarily be incurred in 2007.

Surgery Centers, Outpatient, and Diagnostic. In accordance with our repositioning and deleveraging plan, we anticipate that our surgery centers, outpatient, and diagnostic divisions will qualify as discontinued operations at some point in 2007. Until the actual dispositions are concluded, we will continue to run each division in the ordinary course of business. For our surgery centers division, we plan to focus on continued volume growth and labor and supply cost management, which we believe will yield improved operating results in 2007. For our outpatient division, we will focus on closing the previously discussed sale to Select Medical and ensuring a smooth transition. For our diagnostic division, we will continue to focus on reducing bad debt and collection expense, as well as attempting to mitigate new restrictions imposed by payors in response to increased utilization of diagnostic imaging services. In each division, we will focus on maintaining key employees throughout the transition period, as well as maintaining volume.

While we expect our 2007 operating results will be consistent with the fact that HealthSouth is emerging from a turnaround period and repositioning its business, we are optimistic about the long-term positioning of HealthSouth. We continue to offer high quality services. We believe inpatient rehabilitation is a growing market with considerable consolidation opportunities, and we believe that by implementing our deleveraging and repositioning plan we will be able to take advantage of development and consolidation opportunities in that market. Whatever market conditions we face, we will continue to seek opportunities to improve operations, stabilize our finances, and develop new facilities and post-acute services, with the ultimate goal of providing sustainable growth and return for our stockholders.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is to changes in interest rates on our long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on these items.

Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net fair value of our fixed rate debt but has no impact on interest expense or cash flows. Interest rate changes on variable rate debt impacts the interest expense and cash flows, but does not impact the net fair value of the underlying debt instruments. Our fixed and variable rate debt as of December 31, 2006 is shown in the following table:

	As of December 31, 2006
	Carrying Amount	% of Total	Estimated Fair Value	% of Total
	(In Millions)
Fixed Rate Debt	$ 662.3	20.4%	$ 706.2	21.3%
Variable Rate Debt	2,584.8	79.6%	2,613.0	78.7%
Total long-term debt	$ 3,247.1	100.0%	$ 3,319.2	100.0%

As discussed in more detail in Note 9, Long-term Debt, to our accompanying consolidated financial statements, in March 2006, we entered into an interest rate swap to effectively convert the floating rate of a portion of our Credit Agreement to a fixed rate in order to limit our exposure to variability in interest payments caused by changes in LIBOR. Under the interest rate swap agreement, we pay a fixed rate of 5.2% on $2.0 billion of variable rate debt, while the counterparties to the interest rate swap agreement pay a floating rate based on 3-month LIBOR. As of December 31, 2006, the fair market value of our interest rate swap approximated ($9.9) million.

Based on the variable rate of our debt as of December 31, 2006, and inclusive of the impact of the conversion of $2.0 billion of our variable rate debt to a fixed rate via an interest rate swap, a 1% increase in interest rates would result in an additional $5.8 million in interest expense per year, while a 1% decrease in interest rates would reduce interest expense per year by $5.8 million. A 1% increase in interest rates would result in an approximate $35.4 million decrease in the estimated net fair value of our fixed rate debt, and a 1% decrease in interest rates would result in an approximate $36.4 million increase in its estimated net fair value.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on our evaluation and the identification of the material weakness in internal control over financial reporting described below, our chief executive officer and chief financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures were ineffective.

The company has undertaken a number of procedures and instituted controls to help ensure the proper collection, evaluation and disclosure of the information included in the company’s financial statements. We have implemented additional analytical tools and verification procedures to address this weakness. As a result, we believe that the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and the board of directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on its financial statements. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In connection with management’s assessment of the company’s internal control over financial reporting described above, management has identified that as of December 31, 2006, we did not maintain effective controls over the accounting for income taxes, including the accurate determination and reporting of income taxes receivable and payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and related deferred income taxes and income taxes payable, and to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred income tax balances. This control deficiency resulted in audit adjustments to the 2006 consolidated financial statements and could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Because of this material weakness, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2006, based on the criteria in the COSO framework.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

We have engaged in, and are continuing to engage in, substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to substantially all areas of our financial statements and disclosures. The following changes in our internal control over financial reporting were instituted during the quarter ended December 31, 2006:

1.	We implemented additional controls, including monitoring controls, over our financial close and reporting process. Specifically:
•

We designed and implemented controls to require that journal entries were prepared with sufficient support and documentation and that journal entries were reviewed and approved to ensure the accuracy and completeness of the entries recorded.

•

We designed and implemented controls over spreadsheets and other end user tools used in the period-end closing process and supporting our financial reporting, including access and change management controls.

•	We designed and implemented controls over the recording and monitoring of intercompany accounts.

2.

We improved our controls over access to financial application programs and data throughout our company, in particular our security access procedures related to the identification and monitoring of conflicting user roles (i.e., segregation of duties) and monitoring of access of employees and third parties to various application systems and data.

3.

We improved our controls over authorization of information technology program changes and controls over accuracy and performance of such program changes, in particular our change management controls relative to the patient accounting systems used by our inpatient and diagnostics segments and the computer system used in accounting for income taxes.

4.

We improved our controls over the existence, completeness and disclosure of cash and cash equivalents and the identification of restricted cash balances, including bank account reconciliations, controls to monitor and disclose restrictions on cash balances, and segregation of duties.

5.

We designed and implemented controls to use the most up-to-date information in our calculation of contractual allowances, and improved our controls over the validity, completeness and accuracy of the posting of contractual adjustments and cash receipts to patient accounts. In addition, we designed and implemented controls over the calculation and evaluation of contractual allowances and bad debt reserves applicable to patient accounts receivable for the diagnostics segment.

6.

We implemented periodic property and equipment inventory counts and implemented controls to require that all assets taken out of service were reported and appropriately removed from the accounting records. Additionally, controls over the completeness and accuracy of leased property and equipment and disclosure related to future obligations were designed and implemented.

7.

We hired appropriate personnel to enable us to properly consider and apply GAAP for income taxes, designed and implemented controls to ensure that the rationale for positions taken on certain tax matters was adequately documented and appropriately communicated and designed and implemented controls over the adjustment of the income tax accounts based on the preparation and filing of income tax returns.

8.

We designed and implemented controls over the accounting and disclosure of agreements with affiliates and the accounting for partnership activity. We designed and implemented end-user tools and corresponding review controls to replace the computer system previously used to account for minority interest in equity of and interests in earnings of consolidated affiliates.

Item 9B.	Other Information

None.

PART III

We expect to file a definitive proxy statement relating to our 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2007 Proxy Statement that specifically address disclosure requirements of Items 10-14 below are incorporated by reference.

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 is hereby incorporated by reference from our 2007 Proxy Statement under the captions “Election of Directors,” “Certain Additional Information about our Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics.”

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2007 Proxy Statement under the captions “Executive Compensation” and Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2007 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 is hereby incorporated by reference from our 2007 Proxy Statement under the caption “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2007 Proxy Statement under the captions “Fees Paid to the Principal Accountant—2006” and “Fees Paid to the Principal Accountant—2005.”

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
2

Stock Purchase Agreement, dated January 27, 2007, by and between HealthSouth Corporation and Select Medical Systems (incorporated by reference to Exhibit 2.1 to HealthSouth’s Current Report on Form 8-K filed on January 30, 2007).

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

3.4

Certificate of Designations of 6.50% Series A Convertible Perpetual Preferred Stock, as filed with the Secretary of State of the State of Delaware on March 7, 2006 (incorporated by reference to Exhibit 3.1 to HealthSouth’s Current Report on Form 8-K filed on March 9, 2006).

4.1

Indenture, dated as of June 14, 2006, among HealthSouth Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to $375,000,000 aggregate principal amount of Floating Rate Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to HealthSouth’s Current Report on Form 8-K filed on June 16, 2006).

4.2

Indenture, dated as of June 14, 2006, among HealthSouth Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to $625,000,000 aggregate principal amount of 10.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to HealthSouth’s Current Report on Form 8-K filed on June 16, 2006).

4.3

Registration Rights Agreement, dated as of June 14, 2006, among HealthSouth Corporation, the Subsidiary Guarantors (as defined therein) and the Initial Purchasers (as defined therein), relating to the $625,000,000 aggregate principal amount of 10.75% Senior Notes due 2016 and the $375,000,000 aggregate principal amount of Floating Rate Senior Notes due 2014 (incorporated by reference to Exhibit 4.3 to HealthSouth’s Current Report on Form 8-K filed on June 16, 2006).

4.4.1

Indenture, dated as of June 22, 1998, between HealthSouth Corporation and PNC Bank, National Association, as trustee, relating to HealthSouth’s 6.875% Senior Notes due 2005 and 7.0% Senior Notes due 2008.*

4.4.2

Officer’s Certificate pursuant to Sections 2.3 and 11.5 of the Indenture, dated as of June 22, 1998, between HealthSouth Corporation and PNC Bank, National Association, as trustee, relating to HealthSouth’s 6.875% Senior Notes due 2005 and 7.0% Senior Notes due 2008.*

4.4.3

Instrument of Resignation, Appointment and Acceptance, dated as of April 9, 2003, among HealthSouth Corporation, J.P. Morgan Trust Company, National Association (successor in interest to PNC Bank, National Association), as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to HealthSouth’s 6.875% Senior Notes due 2005 and 7.0% Senior Notes due 2008.*

4.4.4

First Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of June 22, 1998, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to J.P. Morgan Trust Company, National Association (successor in interest to PNC Bank, National Association), relating to HealthSouth’s 7.0% Senior Notes due 2008 (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K filed on June 25, 2004).

4.4.5

Second Supplemental Indenture, dated as of February 15, 2006, to the Indenture, dated as of June 22, 1998, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to J.P. Morgan Trust Company, National Association (successor in interest to PNC Bank, National Association), relating to HealthSouth’s 7.0% Senior Notes due 2008 (incorporated by reference to Exhibit 4.3 to HealthSouth’s Current Report on Form 8-K filed on February 17, 2006).

4.5.1	Indenture, dated as of September 25, 2000, between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008.*
4.5.2

Instrument of Resignation, Appointment and Acceptance, dated as of May 8, 2003, among HealthSouth Corporation, The Bank of New York, as resigning trustee, and HSBC Bank USA, as successor trustee, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008.*

4.5.3

Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of September 25, 2000 between HealthSouth Corporation and HSBC Bank USA, as successor trustee to The Bank of New York, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008.*

4.5.4

Second Supplemental Indenture, dated as of May 14, 2004, to the Indenture dated as of September 25, 2000 between HealthSouth Corporation and HSBC Bank USA, as successor trustee to The Bank of New York, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K filed on May 24, 2004).

4.5.5

Third Supplemental Indenture, dated as of February 15, 2006, to the Indenture dated as of September 25, 2000 between HealthSouth Corporation and HSBC Bank USA, as successor trustee to The Bank of New York, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.4 to HealthSouth’s Current Report on Form 8-K filed on February 17, 2006).

4.6.1	Indenture, dated as of February 1, 2001, between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008.*
4.6.2

Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of February 1, 2001 between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008.*

4.6.3

Second Supplemental Indenture, dated as of May 14, 2004, to the Indenture dated as of February 1, 2001 between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008 (incorporated by reference to Exhibit 99.1 to HealthSouth’s Current Report on Form 8-K filed on May 24, 2004).

4.6.4

Third Supplemental Indenture, dated as of February 15, 2006, to the Indenture dated as of February 1, 2001 between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008 (incorporated by reference to Exhibit 4.1 to HealthSouth’s Current Report on Form 8-K filed on February 17, 2006).

4.7.1	Indenture, dated as of September 28, 2001, between HealthSouth Corporation and National City Bank, as trustee, relating to HealthSouth’s 7.375% Senior Notes due 2006 and 8.375% Senior Notes due 2011.*
4.7.2

Instrument of Resignation, Appointment and Acceptance, dated as of April 9, 2003, among HealthSouth Corporation, National City Bank, as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to HealthSouth’s 7.375% Senior Notes due 2006 and 8.375% Senior Notes due 2011.*

4.7.3

Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of September 28, 2001 between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 7.375% Senior Notes due 2006 and 8.375% Senior Notes due 2011.*

4.7.4

Second Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 7.375% Senior Notes due 2006 (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K filed on June 25, 2004).

4.7.5

Third Supplemental Indenture, dated as of February 15, 2006, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 7.375% Senior Notes due 2006 (incorporated by reference to Exhibit 4.2 to HealthSouth’s Current Report on Form 8-K filed on February 17, 2006).

4.7.6

Second Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 8.375% Senior Notes due 2011 (incorporated by reference to Exhibit 99.4 to HealthSouth’s Current Report on Form 8-K filed on June 25, 2004).

4.7.7

Third Supplemental Indenture, dated as of February 15, 2006, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 8.375% Senior Notes due 2011 (incorporated by reference to Exhibit 4.6 to HealthSouth’s Current Report on Form 8-K filed on February 17, 2006).

4.8.1	Indenture, dated as of May 22, 2002, between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012.*
4.8.2

Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of May 22, 2002 between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012.*

4.8.3

First Supplemental Indenture, dated as of June 24, 2004, to the Indenture dated as of May 22, 2002 between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012 (incorporated by reference to Exhibit 99.5 to HealthSouth’s Current Report on Form 8-K filed on June 25, 2004).

4.8.4

Second Supplemental Indenture, dated as of February 15, 2006, to the Indenture dated as of May 22, 2002 between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012 (incorporated by reference to Exhibit 4.5 to HealthSouth’s Current Report on Form 8-K filed on February 17, 2006).

4.9

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

10.4	HealthSouth Corporation Transitional Severance Plan – Executive Employees (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on October 24, 2006). +
10.5	HealthSouth Corporation Transitional Severance Plan – Corporate Office Employees (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on October 24, 2006). +
10.6

Non-Prosecution Agreement, dated May 17, 2006, between HealthSouth and the United States Department of Justice (incorporated by reference to Exhibit 10.2 to HealthSouth’s Quarterly Report on Form 10-Q filed on August 14, 2006).

10.7

Amended Class Action Settlement Agreement, dated March 6, 2006, with representatives of the plaintiff class relating to the action consolidated on July 2, 2003, captioned In Re HealthSouth Corp. ERISA Litigation, No. CV-03-BE-1700 (N.D. Ala.) (incorporated by reference to Exhibit 10.5.1 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 15, 2006).

10.8

First Addendum to the Amended Class Action Settlement Agreement, dated April 11, 2006 (incorporated by reference to Exhibit 10.5.2 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 15, 2006).

10.9

Consent and Waiver No. 1, dated February 15, 2006, to the Senior Subordinated Credit Agreement, dated as of January 16, 2004, among HealthSouth Corporation, the lenders party thereto and Credit Suisse (formerly known as Credit Suisse First Boston), as Administrative Agent and Syndication Agent. **

10.10.1

Senior Subordinated Credit Agreement, dated as of January 16, 2004, among HealthSouth Corporation, the lenders party thereto, and Credit Suisse First Boston, as Administrative Agent and Syndication Agent (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2004).

10.10.2

Warrant Agreement, dated as of January 16, 2004, between HealthSouth Corporation and Wells Fargo Bank Northwest, N.A., as Warrant Agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2004).

10.10.3

Registration Rights Agreement, dated as of January 16, 2004, among HealthSouth Corporation and the entities listed on the signature pages thereto as Holders of Warrants and Transfer Restricted Securities (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2004).

10.10.4

Consent and Waiver No. 1, dated February 15, 2006, to the Senior Subordinated Credit Agreement, dated as of January 16, 2004, among HealthSouth Corporation, the lenders party thereto and Credit Suisse (formerly known as Credit Suisse First Boston), as Administrative Agent and Syndication Agent. **

10.11.1

Amended and Restated Credit Agreement, dated as of March 21, 2005, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Deutsche Bank Trust Company Americas, as Documentation Agent (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on March 22, 2005).

10.11.2

Collateral and Guarantee Agreement dated as of March 21, 2005, between HealthSouth Corporation and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on March 22, 2005).

10.11.3

Waiver, dated as of February 16, 2006 and effective as of February 22, 2006, to the Amended and Restated Credit Agreement dated as of March 21, 2005, among HealthSouth Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.**

10.12.1

Term Loan Agreement, dated as of June 15, 2005, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. as Co-Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K filed on June 15, 2005).

10.12.2

Amendment and Waiver No. 1, dated February 15, 2006, to the Term Loan Agreement, dated as of June 15, 2005, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. as Co-Lead Arrangers and Joint Bookrunners.**

10.13.1

Lease Agreement, dated as of December 27, 2001, between State Street Bank and Trust Company of Connecticut, National Association, as Owner Trustee for Digital Hospital Trust 2001-1, and HealthSouth Medical Center, Inc.*

10.13.2

Participation Agreement, dated as of December 27, 2001, among HealthSouth Medical Center, Inc., HealthSouth Corporation, State Street Bank and Trust Company of Connecticut, National Association, as Owner Trustee for Digital Hospital Trust 2001-1, the various banks and other lending institutions which are parties thereto from time to time as Holders and Lenders, and First Union National Bank.*

10.14

Amended Class Action Settlement Agreement, dated July 25, 2005, with representatives of the plaintiff class relating to the action consolidated on July 2, 2003, captioned In Re Healthsouth Corp. ERISA Litigation, No. CV-03-BE-1700 (N.D. Ala.).*

10.15.1	HealthSouth Corporation Amended and Restated 2004 Director Incentive Plan.** +
10.15.2	Form of Restricted Stock Unit Agreement (Amended and Restated 2004 Director Incentive Plan).** +
10.16	HealthSouth Corporation Change in Control Benefits Plan (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K filed November 14, 2005).** +
10.17	HealthSouth Corporation Amended and Restated 1993 Consultants Stock Option Plan.*
10.18.1	HealthSouth Corporation 1995 Stock Option Plan, as amended.* +
10.18.2	Form of Non-Qualified Stock Option Agreement (1995 Stock Option Plan).* +
10.19.1	HealthSouth Corporation 1997 Stock Option Plan.* +
10.19.2	Form of Non-Qualified Stock Option Agreement (1997 Stock Option Plan).* +
10.20.1	HealthSouth Corporation 1998 Restricted Stock Plan.* +
10.20.2	Form of Restricted Stock Agreement (1998 Restricted Stock Plan).* +
10.21	HealthSouth Corporation 1999 Executive Equity Loan Plan.* +

10.22	HealthSouth 1999 Exchange Stock Option Plan. +
10.23.1	HealthSouth Corporation 2002 Non-Executive Stock Option Plan.* +
10.23.2	Form of Non-Qualified Stock Option Agreement (2002 Non-Executive Stock Option Plan).* +
10.24	HealthSouth Corporation Executive Deferred Compensation Plan.* +
10.25	HealthSouth Corporation Employee Stock Benefit Plan, as amended.* +
10.26	Employment Agreement, dated as of May 3, 2004, between HealthSouth Corporation and Jay F. Grinney.* +
10.27	Employment Agreement, dated as of June 30, 2004, between HealthSouth Corporation and Michael D. Snow.* +
10.28

Employment Agreement, dated as of September 3, 2004, between HealthSouth Corporation and John L. Workman (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on September 10, 2004).+

10.29.1	Employment Agreement, dated as of February 1, 2004, between HealthSouth Corporation and John Markus.* +
10.29.2	Amendment 1, dated as of April 14, 2004, to Employment Agreement, dated as of February 1, 2004, between HealthSouth Corporation and John Markus.* +
10.30

Employment Agreement, dated April 19, 2006, between HealthSouth Corporation and Diane L. Munson (incorporated by reference to Exhibit 10.1 to HealthSouth’s Quarterly Report on Form 10-Q filed on August 14, 2006).+

10.31

Employment Agreement, dated as of September 27, 2004, between HealthSouth Corporation and Mark J. Tarr (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on October 12, 2004).+

10.32

Employment Agreement, dated as of March 1, 2005, between HealthSouth Corporation and Joseph T. Clark (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on February 8, 2005).+

10.33

Employment Agreement, dated as of March 1, 2005, between HealthSouth Corporation and James C. Foxworthy (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on February 8, 2005). +

10.34	Form of Indemnity Agreement entered into between HealthSouth Corporation and the directors of HealthSouth.* +
10.35	Form of letter agreement with former directors.* +
10.36	Written description of Senior Management Bonus Program (incorporated by reference to Item 1.01 to HealthSouth’s Current Report on Form 8-K filed on April 11, 2005).+
10.37.1	Written description of HealthSouth Corporation Key Executive Incentive Program (incorporated by reference to Item 1.01 to HealthSouth’s Current Report on Form 8-K filed on November 21, 2005).+
10.37.2	Form of Key Executive Incentive Award Agreement (Key Executive Incentive Program).** +
10.38	HealthSouth Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K, filed on November 21, 2005).+

10.39	Form of Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan).**+
10.40

Written description of amendment to Annual Compensation to non-employee directors of HealthSouth Corporation (incorporated by reference to Item 1.01 to HealthSouth’s Current Report on Form 8-K filed on February 27, 2006).+

10.41

Settlement Agreement, dated as of December 30, 2004, by and among HealthSouth Corporation, the United States of America, acting through the entities named therein and certain other parties named therein (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on January 5, 2005).

10.42

Administrative Settlement Agreement, dated as of December 30, 2004, by and among the United States Department of Health and Human Services acting through the Centers for Medicare & Medicaid Services and its officers and agents, including, but not limited to, its fiscal intermediaries, and HealthSouth Corporation (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K filed on January 5, 2005).

10.43

Corporate Integrity Agreement, dated as of December 30, 2004, by and among the Office of Inspector General of the Department of Health and Human Services and HealthSouth Corporation (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on January 5, 2005).

10.44.1

Consent of Defendant HealthSouth Corporation, dated June 1, 2005, in the lawsuit captioned Securities and Exchange Commission v. HealthSouth Corporation and Richard M. Scrushy, CV-03-J-0615-S (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K filed on June 8, 2005).

10.44.2

Form of Final Judgment as to Defendant HealthSouth Corporation in the lawsuit captioned Securities and Exchange Commission v. HealthSouth Corporation and Richard M. Scrushy, CV-03-J-0615-S (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K filed on June 8, 2005).

10.45	Securities Purchase Agreement, dated February 28, 2006, between HealthSouth and the purchasers party thereto re: the sale of 400,000 shares of 6.50% Series A Convertible Perpetual Preferred Stock.**
10.46

Commitment Letter, dated February 2, 2006, from JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Citicorp North America, Inc., Citigroup Global Markets Inc., Merrill Lynch Capital Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on February 3, 2006).

10.47

Credit Agreement, dated March 10, 2006, by and among HealthSouth, the lenders party thereto, JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent, Citicorp North America, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as co-syndication agents; and Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P. and Wachovia Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on March 16, 2006).

10.48

Collateral and Guarantee Agreement, dated as of March 10, 2006, by and among HealthSouth, certain of the Company’s subsidiaries and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on March 16, 2006).

10.49

Interim Loan Agreement, dated March 10, 2006, by and among HealthSouth and certain of the Company’s subsidiaries, the lenders party thereto, Merrill Lynch Capital Corporation, as administrative agent, Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as co-syndication agents; and Deutsche Bank AG Cayman Islands Branch, Goldman Sachs Credit Partners L.P. and Wachovia Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K filed on March 16, 2006).

10.50.1	Asset Purchase Agreement, dated as of July 20, 2005, by and among HealthSouth Corporation, HealthSouth Medical Center, Inc., and The Board of Trustees of The University of Alabama.**
10.50.2

Amended and Restated Asset Purchase Agreement, dated as of December 31, 2005, by and among HealthSouth Corporation, HealthSouth Medical Center, Inc., and The Board of Trustees of The University of Alabama.**

12	Computation of Ratios.
21	Subsidiaries of HealthSouth Corporation.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on June 27, 2005.

** Incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on March 29, 2006.

+Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHSOUTH CORPORATION

By:	/s/ JAY GRINNEY
Jay Grinney
President and Chief Executive Officer

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Capacity	Date

/s/ JAY GRINNEY Jay Grinney	President and Chief Executive Officer and Director	March 1, 2007

/s/ JOHN L. WORKMAN John L. Workman	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	March 1, 2007

JON F. HANSON* Jon F. Hanson	Chairman of the Board of Directors	March 1, 2007

EDWARD L. BLECHSCHMIDT* Edward A. Blechschmidt	Director	March 1, 2007

DONALD L. CORRELL* Donald L. Correll	Director	March 1, 2007

YVONNE M. CURL* Yvonne M. Curl	Director	March 1, 2007

CHARLES M. ELSON* Charles M. Elson	Director	March 1, 2007

LEO I. HIGDON, JR.* Leo I. Higdon, Jr.	Director	March 1, 2007

JOHN E. MAUPIN, JR.* John E. Maupin, Jr.	Director	March 1, 2007

L. EDWARD SHAW, JR.* L. Edward Shaw, Jr.	Director	March 1, 2007

*By:	/s/ JOHN P. WHITTINGTON
John P. Whittington
Attorney-in-Fact

Item 15.	Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

HealthSouth Corporation:

We have completed integrated audits of HealthSouth Corporation’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of HealthSouth Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation.

Internal control over financial reporting

Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that HealthSouth Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the Company not maintaining effective controls over the accounting for income taxes, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment.

The Company did not maintain effective controls over the accounting for income taxes, including the accurate determination and reporting of income taxes receivable and payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and related deferred income taxes and income taxes payable, and to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred income tax balances. This control deficiency resulted in audit adjustments to the 2006 consolidated financial statements and could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management's assessment that HealthSouth Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, HealthSouth Corporation has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

Birmingham, Alabama

February 28, 2007

HealthSouth Corporation and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
	2006	2005
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$ 40.6	$ 174.5
Current portion of restricted cash	99.6	151.4
Marketable securities	–	23.8
Current portion of restricted marketable securities	37.5	–
Accounts receivable, net of allowance for doubtful accounts of $144.3
in 2006 and $122.2 in 2005	367.4	392.0
Prepaid expenses	38.2	37.2
Other current assets	52.3	62.3
Insurance recoveries receivable	230.0	–
Deferred income tax assets	0.9	1.2
Current assets of discontinued operations	13.8	31.9
Total current assets	880.3	874.3
Property and equipment, net	1,096.0	1,179.3
Goodwill	896.9	911.4
Intangible assets, net	54.1	51.5
Investment in and advances to nonconsolidated affiliates	59.3	46.4
Assets of discontinued operations	8.9	69.8
Income tax refund receivable	218.8	240.8
Other long-term assets	145.3	218.7
Total assets	$ 3,359.6	$ 3,592.2

(Continued)

HealthSouth Corporation and Subsidiaries

Consolidated Balance Sheets (Continued)

	As of December 31,
	2006	2005
	(In Millions,
	Except Share Data)
Liabilities and Shareholders’ Deficit
Current liabilities:
Current portion of long-term debt	$ 37.0	$ 33.8
Checks issued in excess of bank balance	13.5	30.0
Accounts payable	105.1	121.2
Accrued payroll	117.2	114.7
Accrued interest payable	49.9	45.6
Refunds due patients and other third-party payors	100.4	143.4
Other current liabilities	263.7	275.2
Current portion of government, class action, and related settlements	570.6	333.1
Current liabilities of discontinued operations	4.2	12.8
Total current liabilities	1,261.6	1,109.8
Long-term debt, net of current portion	3,365.3	3,368.1
Professional liability risks	148.6	165.6
Deferred income tax liabilities	80.0	47.5
Liabilities of discontinued operations	3.8	7.6
Government, class action, and related settlements, net of current portion	–	135.2
Other long-term liabilities	26.4	25.4
	4,885.7	4,859.2
Commitments and contingencies
Minority interest in equity of consolidated affiliates	271.1	273.7
Convertible perpetual preferred stock, $.10 par value; 1,500,000 shares authorized; issued: 400,000 in 2006; none issued and outstanding in 2005;
liquidation preference of $1,000 per share	387.4	–
Shareholders’ deficit
Common stock, $.01 par value; 200,000,000 shares authorized; issued:
87,999,513 in 2006 and 88,100,795 in 2005 (Note 1—Reverse Stock Split)	0.9	0.9
Capital in excess of par value	2,849.5	2,855.4
Accumulated deficit	(4,713.8)	(4,088.8)
Accumulated other comprehensive income (loss)	1.6	(0.9)
Treasury stock, at cost (9,320,001 shares in 2006 and 8,559,301 in 2005)	(322.7)	(307.1)
Notes receivable from shareholders, officers, and management employees	(0.1)	(0.2)
Total shareholders’ deficit	(2,184.6)	(1,540.7)
Total liabilities and shareholders’ deficit	$ 3,359.6	$ 3,592.2

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Operations

	For The Year Ended December 31,
	2006	2005	2004
	(In Millions, Except Per Share Data)
Net operating revenues	$ 3,000.1	$ 3,117.0	$ 3,409.7
Operating expenses:
Salaries and benefits	1,398.4	1,386.1	1,571.8
Professional and medical director fees	72.0	71.6	72.3
Supplies	287.8	294.2	318.2
Other operating expenses	457.2	540.4	428.2
Provision for doubtful accounts	119.3	94.3	109.6
Depreciation and amortization	148.2	162.6	172.2
Occupancy costs	141.4	113.1	152.4
Recovery of amounts due from Richard M. Scrushy	(47.8)	–	–
Recovery of amounts due from Meadowbrook	–	(37.9)	–
(Gain) loss on disposal of assets	(4.5)	16.6	10.2
Impairment of intangible and long-lived assets	15.2	43.3	36.5
Government, class action, and related settlements expense	38.8	215.0	–
Professional fees—accounting, tax, and legal	163.6	169.8	206.2
Total operating expenses	2,789.6	3,069.1	3,077.6
Loss on early extinguishment of debt	365.6	–	–
Interest expense and amortization of debt discounts and fees	335.1	337.5	301.4
Interest income	(15.7)	(17.1)	(13.1)
Loss (gain) on sale of investments	1.9	0.1	(4.0)
Loss on interest rate swap	10.5	–	–
Equity in net income of nonconsolidated affiliates	(21.3)	(29.4)	(9.9)
Minority interests in earnings of consolidated affiliates	92.3	97.2	95.0
Loss from continuing operations before income tax expense	(557.9)	(340.4)	(37.3)
Provision for income tax expense	41.1	38.4	11.9
Loss from continuing operations	(599.0)	(378.8)	(49.2)
Loss from discontinued operations, net of income tax expense	(26.0)	(67.2)	(125.3)
Net loss	(625.0)	(446.0)	(174.5)
Convertible perpetual preferred dividends	(22.2)	–	–
Net loss available to common shareholders	$ (647.2)	$ (446.0)	$ (174.5)
Weighted average common shares outstanding:
Basic (Note 1—Reverse Stock Split)	79.5	79.3	79.3
Diluted (Note 1—Reverse Stock Split)	90.3	79.6	79.5
Basic and diluted loss per common share:
Loss from continuing operations available to common
shareholders	$ (7.81)	$ (4.77)	$ (0.62)
Loss from discontinued operations, net of tax	(0.33)	(0.85)	(1.58)
Net loss per share available to common shareholders	$ (8.14)	$ (5.62)	$ (2.20)

The accompanying notes to consolidated financial statements are an integral part of these statements.

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Deficit and Comprehensive Loss

	For The Year Ended December 31,
	2006	2005	2004
	(In Millions)
NUMBER OF PREFERRED SHARES OUTSTANDING
Balance at beginning of year	–	–	–
Issuance of convertible perpetual preferred stock	0.4	–	–
Balance at end of year	0.4	–	–

CONVERTIBLE PERPETUAL PREFERRED STOCK
Balance at beginning of year	$ –	$ –	$ –
Issuance of convertible perpetual preferred stock	400.0	–	–
Preferred stock issuance costs	(12.6)	–	–
Balance at end of year	$ 387.4	$ –	$ –

NUMBER OF COMMON SHARES OUTSTANDING
Balance at beginning of year	79.5	79.3	79.2
Fractional share adjustment for reverse stock split	(0.2)	–	–
Receipt of treasury stock	(0.7)	–	–
Issuance of restricted stock	0.1	0.2	0.1
Balance at end of year	78.7	79.5	79.3

COMMON STOCK
Balance at beginning of year	$ 0.9	$ 0.9	$ 0.9
Fractional share adjustment for reverse stock split	–	–	–
Restricted stock and other plans, less cancellations	–	–	–
Balance at end of year	$ 0.9	$ 0.9	$ 0.9

CAPITAL IN EXCESS OF PAR VALUE
Balance at beginning of year	$2,855.4	$2,854.1	$2,826.3
Dividends declared on convertible perpetual preferred stock	(22.2)	–	–
Stock issued to employees exercising stock options	–	0.1	0.2
Stock warrants issued	–	–	27.5
Stock-based compensation	12.1	–	(0.5)
Reissuance of treasury stock	–	(0.8)	–
Restricted stock and other plans, less cancellations	0.8	–	–
Amortization of restricted stock	3.4	2.0	0.6
Balance at end of year	$2,849.5	$2,855.4	$2,854.1

(Continued)

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Deficit and Comprehensive Loss (Continued)

	For The Year Ended December 31,
	2006	2005	2004
	(In Millions)
ACCUMULATED DEFICIT
Balance at beginning of year	$ (4,088.8)	$ (3,642.8)	$ (3,468.3)
Net loss	(625.0)	(446.0)	(174.5)
Balance at end of year	$ (4,713.8)	$ (4,088.8)	$ (3,642.8)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	$ (0.9)	$ 0.3	$ (1.0)
Net foreign currency translation adjustment, net of income
tax expense	0.1	(1.2)	1.3
Net change in unrealized gain on available-for-sale
securities, net of income tax expense	2.4	–	–
Net other comprehensive income (loss) adjustments	2.5	(1.2)	1.3
Balance at end of year	$ 1.6	$ (0.9)	$ 0.3

TREASURY STOCK
Balance at beginning of year	$ (307.1)	$ (307.9)	$ (307.8)
Receipt of treasury stock	(15.6)	–	(0.1)
Reissuance of treasury stock	–	0.8	–
Balance at end of year	$ (322.7)	$ (307.1)	$ (307.9)

NOTES RECEIVABLE FROM SHAREHOLDERS, OFFICERS, AND MANAGEMENT EMPLOYEES
Balance at beginning of year	$ (0.2)	$ (14.0)	$ (14.0)
Repayments	0.1	13.8	–
Balance at end of year	$ (0.1)	$ (0.2)	$ (14.0)

Total shareholders’ deficit	$ (2,184.6)	$ (1,540.7)	$ (1,109.4)

COMPREHENSIVE LOSS
Net loss	$ (625.0)	$ (446.0)	$ (174.5)
Net other comprehensive income (loss) adjustments	2.5	(1.2)	1.3
TOTAL COMPREHENSIVE LOSS	$ (622.5)	$ (447.2)	$ (173.2)

The accompanying notes to consolidated financial statements are an integral part of these statements.

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For The Year Ended December 31,
	2006	2005	2004
	(In Millions)
Cash flows from operating activities:
Net loss	$ (625.0)	$ (446.0)	$ (174.5)
Loss from discontinued operations	26.0	67.2	125.3
Adjustments to reconcile net loss to net cash (used in) provided by operating activities—
Provision for doubtful accounts	119.3	94.3	109.6
Provision for government, class action, and related settlements	23.8	215.0	–
Depreciation and amortization	148.2	162.6	172.2
Amortization of debt issue costs, debt discounts, and fees	18.3	39.0	21.8
Impairment of intangible and long-lived assets	15.2	43.3	36.5
(Gain) loss on disposal of assets	(4.5)	16.6	10.2
Loss on early extinguishment of debt	365.6	–	–
Loss on interest rate swap	10.5	–	–
Equity in net income of nonconsolidated affiliates	(21.3)	(29.4)	(9.9)
Minority interests in earnings of consolidated affiliates	92.3	97.2	95.0
Distributions from nonconsolidated affiliates	14.1	22.5	17.0
Stock-based compensation	12.1	–	(0.5)
Deferred tax provision (benefit)	33.2	17.0	(5.4)
Other	5.2	1.5	(3.2)
(Increase) decrease in assets, net of acquisitions—
Accounts receivable	(95.6)	(74.7)	(65.1)
Prepaid expenses	(1.0)	6.5	(5.4)
Other assets	(18.1)	(16.4)	40.5
Income tax refund receivable	22.0	22.8	32.0
(Decrease) increase in liabilities, net of acquisitions—
Accounts payable	(15.9)	(28.4)	18.7
Accrued payroll	2.6	1.1	14.0
Accrued interest payable	4.2	0.3	2.7
Other liabilities	(53.6)	13.0	(30.3)
Refunds due patients and other third-party payors	(42.9)	(10.4)	12.7
Professional liability risks	(17.1)	(15.6)	15.8
Government, class action, and related settlements	(118.4)	(165.4)	(7.0)
Net cash used in operating activities of discontinued operations	(19.6)	(36.5)	(31.9)
Total adjustments	478.6	375.9	440.0
Net cash (used in) provided by operating activities	$ (120.4)	$ (2.9)	$ 390.8

(Continued)

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	For The Year Ended December 31,
	2006	2005	2004
	(In Millions)
Cash flows from investing activities:
Capital expenditures	$ (99.2)	$ (93.0)	$ (156.7)
Proceeds from disposal of assets	11.2	10.4	16.6
Proceeds from sale and maturities of marketable securities	32.1	47.2	–
Proceeds from sale and maturities of restricted marketable securities	10.0	–	–
Purchase of investments	(15.7)	(70.6)	–
Purchase of restricted investments	(77.5)	–	–
Proceeds from sale of equity interests of consolidated affiliates	22.7	18.8	4.5
Repurchases of equity interests of consolidated affiliates	(11.0)	(11.5)	(4.9)
Net change in restricted cash	137.8	(2.0)	(65.1)
Other	(10.4)	(1.2)	2.2
Net cash provided by investing activities of discontinued
operations	59.3	0.1	17.5
Net cash provided by (used in) investing activities	$ 59.3	$ (101.8)	$ (185.9)

Cash flows from financing activities:
Checks in excess of bank balance	$ (16.5)	$ 7.7	$ (9.1)
Principal borrowings on notes	3,050.0	200.1	–
Proceeds from bond issuance	1,000.0	–	327.6
Principal payments on debt	(4,454.0)	(252.0)	(359.4)
Borrowings on revolving credit facility	170.0	–	–
Principal payments under capital lease obligations	(19.4)	(27.7)	(26.2)
Issuance of convertible perpetual preferred stock	400.0	–	–
Dividends on convertible perpetual preferred stock	(15.7)	–	–
Preferred stock issuance costs	(12.6)	–	–
Debt issuance costs	(79.8)	(17.9)	(11.1)
Consent fees paid	–	–	(80.2)
Stock warrants issued	–	–	27.5
Proceeds from repayment of notes receivable from shareholders,
officers, and management employees	0.1	13.8	–
Distributions to minority interests of consolidated affiliates	(96.1)	(90.0)	(88.3)
Other	–	–	(0.1)
Net cash used in financing activities of discontinued operations	(1.3)	(6.0)	(5.4)
Net cash used in financing activities	$ (75.3)	$ (172.0)	$ (224.7)

(Continued)

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	For The Year Ended December 31,
	2006	2005	2004
	(In Millions)
Effect of exchange rate changes on cash and cash
equivalents	$ 0.1	$ (1.2)	$ 1.3
Decrease in cash and cash equivalents	$ (136.3)	$ (277.9)	$ (18.5)
Cash and cash equivalents at beginning of year	174.5	450.1	462.0
Cash and cash equivalents of discontinued operations at
beginning of year	3.0	5.3	11.9
Less: Cash and cash equivalents of discontinued operations
at end of year	(0.6)	(3.0)	(5.3)
Cash and cash equivalents at end of year	$ 40.6	$ 174.5	$ 450.1

Supplemental cash flow information:
Cash paid (received) during the year for—
Interest, net of amounts capitalized	$ 312.5	$ 298.2	$ 276.8
Income tax refunds, net	(12.4)	(4.8)	(8.1)

Supplemental schedule of noncash investing and financing
activities:
Insurance recoveries receivable	230.0	–	–
Receipt of treasury stock	14.8	–	–
Unrealized gain on available-for-sale securities	3.8	–	–
Property and equipment acquired through capital leases	0.4	17.7	49.5
Termination of capital leases	14.9	27.4	–
Goodwill from repurchase of equity interests of joint venture
entities	7.2	3.6	7.1
Net investment in consolidated affiliates that became equity
method affiliates	(1.8)	4.0	1.8
Partnership settlements	34.7	–	–
Dividends on convertible perpetual preferred stock	6.5	–	–
Minority interest associated with conversion of consolidated
affiliates to equity method affiliates	22.3	–	–
Other	3.5	(0.1)	1.0

The accompanying notes to consolidated financial statements are an integral part of these statements.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies:

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

As of December 31, 2006, we operate 92 freestanding inpatient rehabilitation facilities (“IRFs”) with 6,305 licensed beds. We are the sole owner of 64 of these IRFs. We retain 50.0% to 97.5% ownership in the remaining 28 jointly owned IRFs. Our IRFs are located in 27 states, with a concentration of facilities in Texas, Pennsylvania, Florida, Alabama, and Tennessee, as well as a 32-bed rehabilitation facility in Puerto Rico. In addition to facilities in which we have an ownership interest, we operate 11 inpatient rehabilitation units and 2 gamma knife radiosurgery centers through management contracts.

We operate 10 long-term acute care hospitals (“LTCHs”) (7 freestanding and 3 hospital-within-hospital facilities), 9 of which we own and the other is a joint venture in which we have retained an 80% ownership interest.

We provide outpatient rehabilitative health care services through 582 locations in 35 states and the District of Columbia, with a concentration of centers in Florida, Texas, New Jersey, and Missouri. These facilities are freestanding outpatient centers. In addition, our inpatient segment provides outpatient services through 81 facilities located within IRFs or in satellite offices near IRFs. Our inpatient segment also operates 3 outpatient facilities under management agreements.

We provide ambulatory (i.e., outpatient) surgery services through 144 freestanding ambulatory surgery centers (“ASCs”) and 3 surgical hospitals in 35 states, with a concentration of centers in California, Texas, Florida, North Carolina, and Alabama. Our ASCs provide the facilities and medical support staff necessary for physicians to perform nonemergency surgical procedures. We operate our ASCs as general or limited partnerships or limited liability companies in which HealthSouth or one of our subsidiaries serves as the general partner, limited partner, member, or managing member. Our partners in these entities are generally licensed physicians and/or hospitals.

We operate 61 diagnostic centers in 19 states and the District of Columbia, with a concentration of centers in Texas, Alabama, Florida, and the Washington, D.C. area.

On August 14, 2006, we announced that we would begin exploring a range of strategic alternatives to enhance stockholder value and to reposition our primary focus on the post-acute care sector. These strategic alternatives include, but are not limited to, the spin-off, sale, or other disposition of our surgery centers and outpatient divisions, together with our previously announced determination with respect to our diagnostic division. The determination to explore strategic alternatives was based on a number of factors, including:

•	Our existing divisions compete in sectors with substantial growth potential;
•

Our significant debt burden, coupled with settlement obligations paid and to be paid with respect to settlements with the United States Securities and Exchange Commission (the “SEC”) and the United States Department of Justice (the “DOJ”), limits our ability to pursue such growth opportunities;

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
•

The proceeds of any sale of the surgery centers, outpatient, and diagnostic divisions would be used to deleverage the Company, thereby allowing us to pursue growth opportunities in our inpatient division and complementary post-acute businesses under the HealthSouth name. There are no penalties associated with pre-paying our Term Loan Facility (as defined in Note 9, Long-term Debt), which is the debt we anticipate reducing.

We engaged Goldman Sachs & Co. and Deutsche Bank to assist us in this process which is expected to take approximately 12 months from our August 2006 announcement to complete. Also, we will need the consent of 51% of the holders of our Term Loan Facility in order to sell the assets of our surgery centers and outpatient divisions. Our debt

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

agreements already provide the flexibility to sell our diagnostic division in a deleveraging event at fair market value. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions. See Note 3, Subsequent Event—Divestiture.

2004 Out-of-Period Adjustments—

During the preparation of our financial statements for the year ended December 31, 2004, we identified errors in our financial statements for the year ended December 31, 2003 and for prior periods. These errors primarily related to (1) the overstatement of approximately $10.0 million of property and equipment from a 1993 acquisition; (2) the improper recording of a prepaid expense of approximately $5.4 million relating to a lease entered into in 1999; (3) bookkeeping errors relating to our accounting for partnership interests and the initial formation of two partnerships of approximately $4.4 million; (4) certain tax errors discussed below; and (5) certain other miscellaneous items amounting to approximately $0.7 million. We corrected these errors in our financial statements for the year ended December 31, 2004, which resulted in an overstatement of our Loss from continuing operations before income tax expense of approximately $20.5 million. In 2006 and 2005, as discussed below, certain facilities were classified as discontinued operations pursuant to Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Consequently, our originally reported 2004 Loss from continuing operations before income tax expense was reduced by approximately $104.7 million, and our originally reported 2004 Loss from discontinued operations, net of income tax expense was increased by the same amount. None of the errors discussed above related to 2006 or 2005 discontinued operations. In addition, we corrected in 2004 certain prior year tax errors relating primarily to the improper calculation of the deferred tax liability attributable to the book and tax basis differences in certain partnerships. The correction of these errors reduced our 2004 Provision for income tax expense by approximately $18.5 million. The net impact of these corrections increased our 2004 Net loss by approximately $2.0 million for the year ended December 31, 2004. We do not believe these adjustments are material to the consolidated financial statements for the year ended December 31, 2004 or to any prior years’ consolidated financial statements. As a result, we have not restated any prior period amounts.

Reclassifications—

Certain previously reported financial results have been reclassified to conform to the current year presentation. Such reclassifications relate to facilities we closed or sold in 2006 that qualify under FASB Statement No. 144 to be reported as discontinued operations. We reclassified our consolidated balance sheet for the year ended December 31, 2005 and our consolidated statements of operations and statements of cash flows for the years ended December 31, 2005 and 2004 to show the results of those qualifying facilities in 2006 as discontinued operations. We also reclassified rent associated with leased facilities, including common area maintenance and similar charges, from Other operating expenses to Occupancy costs in our consolidated statements of operations.

Basis of Presentation and Consolidation—

The accompanying consolidated financial statements of HealthSouth and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the assets, liabilities, revenues, and expenses of all wholly owned subsidiaries, majority-owned subsidiaries over which we exercise control and, when applicable, entities in which we have a controlling financial interest.

As of December 31, 2006, we had investments in 278 partially owned subsidiaries, of which 261 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of our subsidiaries is a general or limited partner, managing member, or joint venturer, as applicable. We evaluate partially owned subsidiaries and joint ventures held in partnership form in accordance with the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 78-9, Accounting for Investments in Real Estate Ventures, and Emerging Issues Task Force (“EITF”) Issue No. 98-6, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Approval or Veto Rights,” to determine whether the rights held by other investors constitute “important rights” as defined therein.

For general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements were modified on or subsequent to June 29, 2005, we evaluate partially owned subsidiaries and joint ventures held in partnership form using the guidance in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” which includes a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate it. The framework includes the presumption that general-partner control

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

would be overcome only when the limited partners have certain rights. Such rights include kick-out rights, the right to dissolve or liquidate the partnership or otherwise remove the general partner “without cause,” or participating rights, the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business.

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

We also consider the guidance in FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities. As of December 31, 2006, we do not have any arrangements or relationships where FASB Interpretation No. 46(R) is applicable.

We use the equity method to account for our investments in entities that we do not control, but where we have the ability to exercise significant influence over operating and financial policies. Consolidated net income includes our share of the net earnings of these entities. The difference between consolidation and the equity method impacts certain of our financial ratios because of the presentation of the detailed line items reported in the consolidated financial statements for consolidated entities compared to a one line presentation of equity method investments.

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

Risks and Uncertainties—

HealthSouth operates in a highly regulated industry and is required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. These laws and regulations relate to, among other things:

•	licensure, certification, and accreditation,
•	coding and billing for services,
•	relationships with physicians and other referral sources, including physician self-referral and anti-kickback laws,
•	quality of medical care,
•	use and maintenance of medical supplies and equipment,
•	maintenance and security of medical records,

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

•	acquisition and dispensing of pharmaceuticals and controlled substances, and
•	disposal of medical and hazardous waste.

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

In addition, like other health care providers, we face a changing reimbursement environment. For example, on May 7, 2004, the United States Centers for Medicare and Medicaid Services (“CMS”) issued a final rule stipulating revised criteria for qualifying as an IRF under Medicare. This rule, known as the “75% Rule,” has created significant volume volatility in our inpatient segment. The 75% Rule, as revised, generally provides that to be considered an IRF, and to receive reimbursement for services under the unit pricing methodology applicable to IRFs (“IRF-PPS”), 75% of a facility’s total patient population must require treatment for at least one of 13 designated medical conditions. As a practical matter, this means that to maintain our current level of revenue from our IRFs we will need to reduce the number of nonqualifying patients treated at our IRFs and replace them with qualifying patients, establish other sources of revenues at our IRFs, or both. The Deficit Reduction Act of 2005, signed by President Bush on February 8, 2006 as Public Law 109-171, extended the phase-in schedule for the 75% Rule by one year and delayed implementation of the 65% compliance threshold until July 1, 2007.

The volume volatility created by the 75% Rule had a significantly negative impact on our inpatient segment’s Net operating revenues in 2006. Thus far, we have been able to partially mitigate the impact of the 75% Rule on our inpatient segment’s operating earnings by implementing various mitigation strategies such as reducing costs and increasing admission of compliant cases. However, the combination of volume volatility created by the 75% Rule and pricing pressure resulting from IRF-PPS changes reduced our operating earnings in 2006. Because we receive a significant percentage of our revenues from our inpatient segment, and because our inpatient segment receives a significant percentage of its revenues from Medicare, our inability to achieve continued compliance with or continue to mitigate the negative effects of the 75% Rule could have a material adverse effect on our business, financial position, results of operations, and cash flows.

As discussed in Note 25, Contingencies and Other Commitments, we are a party to a number of lawsuits. We cannot predict the outcome of litigation filed against us. Substantial damages or other monetary remedies assessed against us could have a material adverse effect on our business, financial position, results of operations, and cash flows.

As referenced earlier in this note, on August 14, 2006, we announced our intent to seek strategic alternatives for our surgery centers and outpatient divisions, along with our diagnostic division, which was previously designated as “non-core,” and to reposition the Company as a “pure play” provider of post-acute health care services, with an initial focus on rehabilitative health care. On January 29, 2007, we announced that we had entered into a Stock Purchase Agreement with Select Medical Corporation (“Select Medical”) to sell our outpatient division (as discussed in more detail in Note 3, Subsequent Event—Divestiture). However, we may be unable to complete the outpatient transaction or other transactions on satisfactory terms. In addition, the uncertainty and operational disruption resulting from these proposed transactions, including any interim period during which we are required to provide transition services to one or more divisions, could have a negative effect on our business, financial position, results of operations, and cash flows.

Self-Insured Risks—

We insure a substantial portion of our professional liability, general liability, and workers’ compensation risks through a self-insured retention program (“SIR”) underwritten by our consolidated wholly owned offshore captive insurance subsidiary, HCS, Ltd. (“HCS”), which we fund annually. HCS is an independent insurance company licensed by the Cayman Island Monetary Authority. We use HCS to fund part of our first layer of insurance coverage up to $60 million. Risks in excess of specified limits per claim and in excess of our aggregate SIR amount are covered by unrelated commercial carriers.

Reserves for professional liability, general liability, and workers’ compensation risks were $203.6 million and $214.9 million, at December 31, 2006 and 2005, respectively. The current portion of this reserve, $55.0 million and $49.3 million, at

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006 and 2005, respectively, is included in Other current liabilities in our consolidated balance sheets. Expenses related to retained professional and general liability risks were $3.8 million, $18.4 million, and $42.8 million for the years ended December 31, 2006, 2005, and 2004, respectively, and are classified in Other operating expenses in our consolidated statements of operations. Expenses associated with retained workers’ compensation risks were $7.9 million, $12.4 million, and $24.0 million for the years ended December 31, 2006, 2005, and 2004, respectively, and are classified in Salaries and benefits in our consolidated statements of operations.

We also maintain excess loss contracts with reinsurers for professional, general liability, and workers’ compensation risks. Premiums for professional and general liability excess loss contracts were approximately $8.1 million, $8.9 million, and $6.9 million for the years ended December 31, 2006, 2005, and 2004, respectively, and are classified in Other operating expenses in our consolidated statements of operations. Premiums for workers’ compensation excess loss contracts were approximately $8.7 million, $8.6 million, and $8.3 million for the years ended December 31, 2006, 2005, and 2004, respectively, and are classified in Salaries and benefits in our consolidated statements of operations.

Provisions for these risks are based upon actuarially determined estimates. Loss and loss expense reserves represent the estimated ultimate net cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. The changes to the estimated reserve amounts are included in current operating results. During 2006, we reduced our estimated reserves relating to the 2005 and prior loss periods by approximately $32.0 million due to favorable claim experience and industry-wide loss development trends. The reserves for these self-insured risks cover approximately 1,200 and 2,000 individual claims at December 31, 2006 and 2005, respectively, and estimates for potential unreported claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During 2006, 2005, and 2004, $36.5 million, $33.8 million and $34.4 million, respectively, of payments (net of reinsurance recoveries of $2.0 million, $6.0 million and $5.4 million, respectively) were made for liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in reserve estimates, management believes the reserves for losses and loss expenses are adequate; however, there can be no assurance that the ultimate liability will not exceed management’s estimates.

The obligations covered by excess contracts remain on the balance sheet, as the subsidiary or parent remains liable to the extent that the excess carriers do not meet their obligations under the insurance contracts. Amounts receivable under the excess contracts approximated $41.1 million and $25.7 million at December 31, 2006 and 2005, respectively. Approximately $10.6 million and $7.1 million are included in Other current assets in our consolidated balance sheets as of December 31, 2006 and 2005, respectively, with the remainder included in Other long-term assets.

Revenue Recognition—

Revenues consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payors, including federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, and employers. Estimates of contractual allowances under third-party payor arrangements are based upon the payment terms specified in the related contractual agreements. Third-party payor contractual payment terms are generally based upon predetermined rates per diagnosis, per diem rates, or discounted fee-for-service rates. Other operating revenues, which include revenues from cafeteria, gift shop, rental income, conference center, and management and administrative fees, approximated 2.6%, 2.4%, and 2.1% of Net operating revenues for the years ended December 31, 2006, 2005, and 2004, respectively.

Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation, and are routinely modified for provider reimbursement. All health care providers participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each facility to program beneficiaries. Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to HealthSouth under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. The estimated third-party settlements net liability as of December 31, 2006 was $1.4 million, and the estimated third-party settlements net receivable as of December 31, 2005 was $2.2 million. Third-party settlements liabilities are included in Refunds due patients

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

and other third-party payors and third-party settlements receivables are included in Accounts receivable in the accompanying consolidated balance sheets.

CMS has been granted authority to suspend payments, in whole or in part, to Medicare providers if CMS possesses reliable information that an overpayment, fraud, or willful misrepresentation exists. If CMS suspects that payments are being made as the result of fraud or misrepresentation, CMS may suspend payment at any time without providing us with prior notice. The initial suspension period is limited to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the United States Department of Health and Human Services (“HHS”) Office of Inspector General (“HHS-OIG”) or the DOJ. Therefore, we are unable to predict if or when we may be subject to a suspension of payments by the Medicare and/or Medicaid programs, the possible length of the suspension period, or the potential cash flow impact of a payment suspension. Any such suspension would adversely impact our financial position.

We provide care to patients who are financially unable to pay for the health care services they receive, and because we do not pursue collection of amounts determined to qualify as charity care, such amounts are not recorded as revenues.

Cash and Cash Equivalents—

Cash and cash equivalents include highly liquid investments with maturities of three months or less when purchased. Carrying values of Cash and cash equivalents approximate fair value due to the short-term nature of these instruments. Certificates of deposit included in Cash and cash equivalents at December 31, 2006 and 2005 approximated $0.5 million and $1.5 million, respectively.

We maintain amounts on deposit with various financial institutions, which may, at times, exceed federally insured limits. However, management periodically evaluates the credit-worthiness of those institutions, and we have not experienced any losses on such deposits.

Restricted Cash—

As of December 31, 2006 and 2005, restricted cash consists of the following (in millions):

	As of December 31,
	2006	2005
Affiliate cash	$ 78.5	$ 98.2
Self-insured captive funds	17.5	135.4
Paid loss deposit funds	3.6	3.8
Total restricted cash	99.6	237.4
Less current portion	(99.6)	(151.4)
Noncurrent portion of restricted cash	$ –	$ 86.0

Affiliate cash accounts represent cash accounts maintained by partnerships in which we participate where one or more external partners requested, and we agreed, that the partnership’s cash not be commingled with other corporate cash accounts and be used only to fund the operations of those partnerships. Self-insured captive funds represent cash held at our wholly owned insurance captive, HCS, in the Cayman Islands. HCS handles professional liability, workers’ compensation, and other insurance claims on behalf of HealthSouth. These funds are committed to pay third-party administrators for claims incurred and are restricted by insurance regulations and requirements. These funds cannot be used for purposes outside HCS without the permission of the Cayman Islands Monetary Authority. Paid loss deposit funds represent cash held by third-party administrators to fund expenses and other payments related to claims.

The classification of restricted cash held by HCS as current or noncurrent depends on the classification of the corresponding claims liability. The noncurrent portion of restricted cash is included in Other long-term assets in the accompanying consolidated balance sheets. See also Note 5, Cash and Marketable Securities, for information related to restricted marketable securities.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

	As of December 31,
	2006	2005
Medicare	40.5%	38.3%
Medicaid	3.1%	3.3%
Workers’ compensation	9.1%	11.5%
Managed care and other discount plans	37.9%	37.2%
Other third-party payors	7.5%	7.4%
Patients	1.9%	2.3%
	100.0%	100.0%

During the years ended December 31, 2006, 2005, and 2004, approximately 47.4%, 47.7%, and 48.0%, respectively, of our Net operating revenues related to patients participating in the Medicare program. While revenues and accounts receivable from government agencies are significant to our operations, we do not believe there are significant credit risks associated with these government agencies. Because Medicare traditionally pays claims faster than our other third-party payors, the percentage of our Medicare charges in accounts receivable is less than the percentage of our Medicare revenues. HealthSouth does not believe there are any other significant concentrations of revenues from any particular payor that would subject it to any significant credit risks in the collection of its accounts receivable.

Additions to the allowance for doubtful accounts are made by means of the Provision for doubtful accounts. We write off uncollectible accounts against the allowance for doubtful accounts after exhausting collection efforts and adding subsequent recoveries. Net accounts receivable include only those amounts we estimate we will collect.

For each of the three years ended December 31, 2006, we performed an analysis of our historical cash collection patterns and considered the impact of any known material events in determining the allowance for doubtful accounts. In performing our analysis, we considered the impact of any adverse changes in general economic conditions, business office operations, payor mix, or trends in federal or state governmental health care coverage. At December 31, 2006 and 2005, our allowance for doubtful accounts represented approximately 28.3% and 24.0%, respectively, of the $510.4 million and $509.8 million, respectively, total patient due accounts receivable balance.

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

As of December 31, 2006, we had approximately $71.1 million of restricted marketable securities included in our consolidated balance sheet, of which approximately $33.6 million is included in Other long-term assets. These marketable securities represent restricted assets held at our wholly owned insurance captive, HCS, in the Cayman Islands. HCS handles professional liability, workers’ compensation, and other insurance claims on behalf of HealthSouth. These funds are committed for payment of claims incurred, and the classification of these marketable securities as current or noncurrent depends on the classification of the corresponding claims liability. As of December 31, 2005, these funds were included in restricted cash.

Property and Equipment—

We report land, buildings, improvements, and equipment at cost, net of asset impairment. We report assets under capital lease obligations at the lower of fair value or the present value of the aggregate future minimum lease payments at the

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

beginning of the lease term. We depreciate our assets using the straight-line method over the shorter of the estimated useful life of the assets or life of the lease term, excluding any lease renewals, unless the lease renewals are reasonably assured. Useful lives are as follows:

Years
Buildings	15 to 30
Leasehold improvements	3 to 30
Furniture, fixtures, and equipment	3 to 10
Assets under capital lease obligations:
Real estate	10 to 30
Equipment	3 to 5

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

We use discounted cash flows to establish the fair value of our reporting units as of the testing dates. The discounted cash flow approach includes many assumptions related to future growth rates, discount factors, future tax rates, etc. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. When we dispose of a business within a reporting unit, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology, as prescribed in FASB Statement No. 142.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

In accordance with FASB Statement No. 142, we amortize the cost of intangible assets with definite useful lives over their respective estimated useful lives to their estimated residual value. As of December 31, 2006, none of our definite useful lived intangible assets has an estimated residual value. We also review those assets for impairment in accordance with FASB Statement No. 144 whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. As of December 31, 2006, we do not have any intangible assets with indefinite useful lives. The range of estimated useful lives of our other intangible assets is as follows:

Years
Certificates of need	10 to 30
Licenses	10 to 20
Noncompete agreements	5 to 10
Management contracts	10 to 20

Impairment of Long-Lived Assets and Other Intangible Assets—

Under the guidance in FASB Statement No. 144, we assess the recoverability of long-lived assets (excluding goodwill) and identifiable acquired intangible assets with definite useful lives, whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected net future cash flows to be generated by that asset, or, for identifiable intangibles with definite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets with definite useful lives, if any, to be recognized is measured based on projected discounted future cash flows. We measure the amount of impairment of other long-lived assets (excluding goodwill) as the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. We present an impairment charge as a separate line item within income from continuing operations in our consolidated statements of operations, unless the impairment is associated with a discontinued operation. In that case, we include the impairment charge, on a net-of-tax basis, within the results of discontinued operations. We classify long-lived assets to be disposed of other than by sale as held and used until they are disposed. We report long-lived assets to be disposed of by sale as held for sale and recognize those assets in the balance sheet at the lower of carrying amount or fair value less cost to sell, and cease depreciation.

Investment in and Advances to Nonconsolidated Affiliates—

Investments in entities we do not control but in which we have the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize our proportionate share of the investees’ net income or losses after the date of investment, additional contributions made and dividends or distributions received, and impairment losses resulting from adjustments to net realizable value. We record equity method losses in excess of the carrying amount of an investment when we guarantee obligations or we are otherwise committed to provide further financial support to the affiliate.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

obligations under guarantees issued. FASB Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of certain obligations undertaken.

As of December 31, 2006 and 2005, we were liable for guarantees of indebtedness owed by third parties in the amount of $27.1 million and $30.8 million, respectively. We previously recognized these amounts as liabilities in our consolidated balance sheets because of existing defaults by the third parties under those agreements.

We are also secondarily liable for certain lease obligations associated with sold facilities. See Note 6, Property and Equipment, for additional information.

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

Fair Value of Financial Instruments—

FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires certain disclosures regarding the fair value of financial instruments. Our financial instruments consist mainly of cash and cash equivalents, certificates of deposit, restricted cash, marketable securities, restricted marketable securities, accounts receivable, notes receivable from shareholders, officers, and employees, accounts payable, letters of credit, long-term debt, and an interest rate swap agreement. The carrying amounts of cash and cash equivalents, certificates of deposit, restricted cash, accounts receivable, notes receivable from shareholders, officers, and employees, and accounts payable approximate fair value because of the short-term maturity of these instruments. The fair value of our marketable securities, both restricted and non-restricted, is generally determined using quoted market prices. The fair value of our letters of credit is deemed to be the amount of payment guaranteed on our behalf by third-party financial institutions. We determine the fair value of our long-term debt based on various factors, including maturity schedules, call features, and current market rates. We also use quoted market prices, when available, or discounted cash flows to determine fair values of long-term debt. The fair value of our interest rate swap is determined using information provided by a third-party financial institution and discounted cash flows.

Refunds due Patients and Other Third-Party Payors—

Refunds due patients and other third-party payors of approximately $100.4 million and $143.4 million as of December 31, 2006 and 2005, respectively, consist primarily of overpayments received from our patients and other third-party payors. In instances where we are unable to determine the party due the refund, these amounts can become subject to escheat property laws and payable to various tax jurisdictions.

During 2005, we completed a substantive reconstruction process so that we could prepare consolidated financial statements as of and for the years ended December 31, 2004, 2003, and 2002 and restate our previously issued financial statements for the years ended December 31, 2001 and 2000. As of December 31, 2006 and 2005, approximately $84.0 million and $101.7 million, respectively, of amounts included in Refunds due patients and other third-party payors represent refunds and overpayments that originated in periods prior to December 31, 2004. These amounts were originally estimated during our reconstruction process based on collection history and other available patient receipt data. We continue to review these estimates based on updated information with respect to settlements and developments in tax regulations and rulings. During 2006 and 2005, this process resulted in a reduction to Refunds due patients and other third-party payors of approximately $16.7 million and $14.5 million, respectively. We are negotiating the settlement of these amounts with third-party payors and various tax jurisdictions. The result of these ongoing settlement negotiations may impact the carrying value of these liabilities.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Derivative Instruments—

We account for derivative instruments under the guidance in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related amendments in FASB Statement No. 137, Deferral of the Effective Date of FASB Statement No. 133, FASB Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No.133, and FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FASB Statement No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship.

As of December 31, 2006, we hold only one derivative instrument, an interest rate swap, that is not designated as a hedge. Therefore, in accordance with FASB Statement No. 133, all changes in the fair value of this interest rate swap are reported in current-period earnings. Net cash settlements on our interest rate swap are included in investing activities in our consolidated statements of cash flows. For additional information regarding this interest rate swap, see Note 9, Long-term Debt.

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

Litigation Reserve—

Pursuant to FASB Statement No. 5, Accounting for Contingencies, we accrue for loss contingencies associated with outstanding litigation for which management has determined it is probable that a loss contingency exists and the amount of loss can be reasonably estimated. If the accrued amount associated with a loss contingency is greater than $5.0 million, we also accrue estimated future legal fees associated with the loss contingency. This requires management to estimate the amount of legal fees that will be incurred in the defense of the litigation. These estimates are based on our expectations of the scope, length to complete, and complexity of the claims. In the future, additional adjustments may be recorded as the scope, length or complexity of outstanding litigation changes.

Advertising Costs—

We expense costs of print, radio, television, and other advertisements as incurred. Advertising expenses, included in Other operating expenses within the accompanying consolidated statements of operations, approximated $6.3 million in 2006, $8.3 million in 2005, and $5.1 million in 2004.

Reverse Stock Split—

On October 18, 2006, at a special meeting of our stockholders, our stockholders approved a proposal to amend our Restated Certificate of Incorporation to (1) effect a one-for-five reverse stock split of our common stock, whereby each issued and outstanding five shares of common stock were combined into and became one share of common stock, and (2) decrease the number of authorized shares of common stock from 600 million shares to 200 million shares. At the close of business on October 25, 2006, the reverse stock split became effective. Stockholders who would otherwise be entitled to receive fractional shares of our common stock as a result of the reverse stock split received a cash payment in lieu thereof.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

All common stock shares and per share data (except par value) for all periods presented have been adjusted to reflect the reverse stock split, including all share-based payments and settlements discussed elsewhere in these notes to consolidated financial statements.

Convertible Perpetual Preferred Stock—

We classify our Convertible perpetual preferred stock on the balance sheet using the guidance in SEC Accounting Series Release No. 268, Presentation in Financial Statements of “Redeemable Preferred Stocks,” and EITF Topic D-98, “Classification and Measurement of Redeemable Securities.” Our Convertible perpetual preferred stock contains fundamental change provisions that allow the holder to require us to redeem the preferred stock for cash if certain events occur. As redemption under these provisions is not solely within our control, we have classified our Convertible perpetual preferred stock as temporary equity.

We also examined whether the embedded conversion option in our Convertible perpetual preferred stock should be bifurcated under the guidance in FASB Statement No. 133 and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and we determined that bifurcation is not necessary.

Stock-Based Compensation—

HealthSouth has various shareholder- and non-shareholder-approved stock-based compensation plans that provide for the granting of stock-based compensation to certain employees and directors, which are described more fully in Note 16, Stock-Based Compensation. Prior to January 1, 2006, we accounted for those stock-based compensation plans using the recognition and measurement principles of the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, and applied the disclosure-only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, we recognized compensation expense on the date of grant only if the current market price of the underlying stock on the grant date exceeded the exercise price of the stock-based award.

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

Effective January 1, 2006, we adopted FASB Statement No. 123(R) using the modified prospective method. Under this method, compensation cost recognized during 2006 includes: (1) compensation cost for the portions of all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123 amortized on a straight-line basis over the options’ remaining vesting period beginning January 1, 2006, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB Statement No. 123(R) amortized on a straight-line basis over the options’ requisite service period. Pro forma results for prior periods have not been restated. We calculated the historical pool of windfall tax benefits using the short cut method allowed under FASB Staff Position No  FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

As a result of adopting FASB Statement No. 123(R) on January 1, 2006, our Loss from continuing operations before income tax expense and our Net loss are $12.1 million higher for the year ended December 31, 2006 than had we continued to account for stock-based compensation under APB Opinion No. 25. The impact on basic and diluted Net loss per share available to common shareholders of adopting FASB Statement No. 123(R) was an increase in Net loss per share available to common shareholders for year ended December 31, 2006 of $0.15 per common share. The adoption of FASB Statement

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

No. 123(R) had no impact on cash flows from operations or financing activities. There were no material recognized tax benefits during the year ended December 31, 2006 related to our adoption of FASB Statement No. 123(R).

The following table illustrates the effect on Net loss available to common shareholders and Net loss per share available to common shareholders had we applied the fair value recognition provisions of FASB Statement No. 123 to account for our stock-based compensation during the years ended December 31, 2005 and 2004, since stock-based compensation was not accounted for using the fair value recognition method during those periods. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by FASB Statement No. 123, is amortized to expense over the vesting period of such awards (in millions, except per share amounts):

	For The Year Ended December 31,
	2005	2004
Net loss available to common shareholders, as reported	$ (446.0)	$ (174.5)
Add: Stock-based employee compensation expense included in
reported net loss	2.0	0.6
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards	(10.6)	(8.7)
Pro forma net loss available to common shareholders	$ (454.6)	$ (182.6)
Net loss per share available to common shareholders:
Basic and diluted—as reported	$ (5.62)	$ (2.20)
Basic and diluted—pro forma	$ (5.73)	$ (2.30)

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

HealthSouth and its corporate subsidiaries file a consolidated federal income tax return. State income tax returns are filed on a separate, combined, or consolidated basis in accordance with relevant state laws and regulations. Partnerships, limited liability partnerships, limited liability companies, and other pass-through entities that we consolidate or account for using the equity method of accounting file separate federal and state income tax returns. We include the allocable portion of each pass-through entity’s income or loss in our federal income tax return. We allocate the remaining income or loss of each pass-through entity to the other partners or members who are responsible for their portion of the taxes.

Comprehensive Loss—

Comprehensive loss is reported in accordance with the provisions of FASB Statement No. 130, Reporting Comprehensive Income. FASB Statement No. 130 establishes the standard for reporting comprehensive loss and its

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Loss Per Common Share—

The calculation of loss per common share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted loss per common share recognizes the effect of all potential dilutive common shares that were outstanding during the respective periods, unless their impact would be antidilutive.

Professional Fees—Accounting, Tax, and Legal—

Professional fees—accounting, tax, and legal for the year ended December 31, 2006 related primarily to professional services to support the preparation of our Form 10-K for the year ended December 31, 2005, professional services to support the preparation of our Form 10-Qs for the first, second, and third quarters of 2006 (including the preparation of quarterly information for 2005, which had never been presented), tax preparation and consulting fees related to various tax projects, and legal fees for continued litigation defense and support matters (including $32.5 million of fees to the derivative plaintiffs’ attorneys to resolve the amount owed to them as a result of the award given to us under the claim for restitution of incentive bonuses Mr. Scrushy received in previous years and the Securities Litigation Settlement) discussed in Note 25, Contingencies and Other Commitments. During the year ended December 31, 2005, these fees primarily related to the preparation of our comprehensive Form 10-K for the years ended December 31, 2003 and 2002, including the restatement of our previously issued 2001 and 2000 consolidated financial statements, as well as professional services to support the preparation of our Form 10-K for the year ended December 31, 2004. Professional fees—accounting, tax, and legal for the year ended December 31, 2004 related primarily to professional fees resulting from the steps taken to stabilize our business and operations, provide vital management assistance, and coordinate our legal strategy after the financial fraud perpetrated by certain members of our prior management team was uncovered. These fees in 2004 also included professional services associated with the reconstruction and restatement of our previously issued consolidated financial statements.

Recent Accounting Pronouncements—

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109. FASB Statement No. 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FASB Interpretation No. 48 clarifies the application of FASB Statement No. 109 by defining a criterion that an individual tax

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

position must meet for any part of the benefit of that position to be recognized in a company’s financial statements. Additionally, FASB Interpretation No. 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

FASB Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FASB Interpretation No. 48 on January 1, 2007. We are currently evaluating the impact of adopting FASB Interpretation No. 48 on our consolidated financial statements. The cumulative effect of applying FASB Interpretation No. 48, when determined, will be recorded as an adjustment to Accumulated deficit as of January 1, 2007.

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

The guidance in SAB No. 108 must be followed by registrants in their annual financial statements covering the first fiscal year ending after November 15, 2006. We have applied the provisions of SAB No. 108 to our consolidated financial statements as of and for the year ended December 31, 2006. Such application did not have an impact on our financial position, results of operations, or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of the new standard is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The new standard establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires companies to provide additional information that will help investors and other users of financial statements more easily understand the effect of a company’s choice to use fair value on its earnings. The Statement also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. FASB Statement No. 159 does not eliminate disclosure requirements included in other accounts standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157 and FASB Statement No. 107.

FASB Statement No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157. We have not begun evaluating the potential impact, if any, the adoption of FASB Statement No. 159 could have on our consolidated financial position, results of operations, and cash flows.

We do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2.	Liquidity:

We are highly leveraged. As of December 31, 2006, we had approximately $3.4 billion of long-term debt outstanding. Although we are highly leveraged, we believe the recapitalization transactions, as discussed in Note 9, Long-term Debt, improved our financial position by reducing our refinancing risk, improving our operational flexibility, increasing our liquidity, and improving our credit profile.

As of December 31, 2006, approximately $170.0 million was drawn under our $400 million revolving credit facility (excluding approximately $32.3 million utilized under the revolving letter of credit subfacility) due to seasonal borrowing needs, the timing of interest payments, and government settlement payments (as discussed in Note 22, Medicare Program Settlement and Note 23, SEC Settlement). Based on our current borrowing capacity and leverage ratio required under our Credit Agreement (see Note 9, Long-term Debt), we do not believe there is significant risk in our ability to make additional draws under our revolving credit facility, if needed.

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

3.	Subsequent Event—Divestiture:

As discussed in Note 1, Summary of Significant Accounting Policies, on August 14, 2006, we announced that we would begin exploring a range of strategic alternatives to enhance stockholder value and to reposition our primary focus on the post-acute care sector. As a result of the exploration of such alternatives, on January 29, 2007, we announced that we have entered into a definitive agreement with Select Medical, a privately owned operator of specialty hospital and outpatient rehabilitation facilities, to sell our outpatient division for approximately $245 million in cash, subject to certain adjustments. The closing of this transaction is anticipated to occur on or before April 30, 2007, and is subject to customary closing conditions, including regulatory approval.

Based on the criteria of FASB Statement No. 144, our outpatient division did not qualify as an asset held for sale as of December 31, 2006. However, as a result of this agreement and the approval of our board of directors to sell the division, our outpatient division is expected to be classified as discontinued operations in the first quarter of 2007. As of December 31, 2006, the assets and liabilities of our outpatient division consist of the following (in millions):

As of December 31, 2006
Assets:
Cash and cash equivalents	$ 0.6
Accounts receivable, net	37.0
Other current assets	1.6
Total current assets	39.2
Property and equipment, net	32.7
Goodwill	28.4
Intangible assets, net	3.7
Other long-term assets	0.4
Total long-term assets	65.2
Total assets	$ 104.4
Liabilities:
Current portion of long-term debt	$ 0.7
Checks issued in excess of bank balance	3.1
Accounts payable	2.8
Accrued payroll	11.8
Refunds due patients and other third-party payors	46.8
Other current liabilities	81.5
Total current liabilities	146.7
Long-term debt, net of current portion	2.2
Other long-term liabilities	3.1
Total long-term liabilities	5.3
Total liabilities	$ 152.0

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Approximately $45.4 million of the amount recorded as Refunds due patients and other third-party payors for our outpatient division as of December 31, 2006 is expected to remain with HealthSouth after the transaction closes. This liability will remain as part of continuing operations within our corporate and other segment.

As a result of the disposition of our outpatient division, we expect to record an approximate $120 million to $155 million pre-tax gain on disposal in the first half of 2007.

4.	Accounts Receivable:

Accounts receivable consists of the following (in millions):

	As of December 31,
	2006	2005
Patient accounts receivable	$ 510.4	$ 509.8
Less: Allowance for doubtful accounts	(144.3)	(122.2)
Patient accounts receivable, net	366.1	387.6
Other accounts receivable	1.3	4.4
Accounts receivable, net	$ 367.4	$ 392.0

The following is the activity related to our allowance for doubtful accounts (in millions):

For the Year Ended December 31,	Balance at Beginning of Period	Additions and Charges to Expense	Deductions and Accounts Written Off	Balance at End of Period
2006	$ 122.2	$ 119.3	$ (97.2)	$ 144.3
2005	$ 211.5	$ 94.3	$ (183.6)	$ 122.2
2004	$ 272.3	$ 109.6	$ (170.4)	$ 211.5

During 2006, we increased our Allowance for doubtful accounts due primarily to current collection activities and payment trends in our inpatient and diagnostic segments.

5.	Cash and Marketable Securities:

As of December 31, 2006 and 2005, our investments consist of cash and cash equivalents and marketable securities. Our investments in marketable securities are classified as available-for-sale.

The components of our investments as of December 31, 2006 are as follows (in millions):

	Cash and Cash Equivalents	Restricted Cash	Marketable Securities	Restricted Marketable Securities	Total
Cash	$ 40.1	$ 99.6	$ –	$ –	$ 139.7
Certificates of deposit	0.5	–	–	–	0.5
Equity securities	–	–	–	71.1	71.1
Total	$ 40.6	$ 99.6	$ –	$ 71.1	$ 211.3

Approximately $33.6 million of restricted marketable securities in the above chart is noncurrent (See Note 1, Summary of Significant Accounting Policies). Restricted marketable securities represent restricted assets held at HCS, as discussed in Note 1, Summary of Significant Accounting Policies, “Restricted Cash.” The classification of these marketable securities as current or noncurrent depends on the classification of the corresponding claims liability. As of December 31, 2005, these funds were part of restricted cash.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The components of our investments as of December 31, 2005 are as follows (in millions):

	Cash and Cash Equivalents	Restricted Cash	Marketable Securities	Restricted Marketable Securities	Total
Cash	$ 160.8	$ 237.4	$ –	$ –	$ 398.2
Commercial paper	8.0	–	2.0	–	10.0
Certificates of deposit	1.5	–	–	–	1.5
U.S. Government and agency
securities	4.2	–	21.3	–	25.5
Corporate bonds and notes	–	–	0.1	–	0.1
Equity securities	–	–	0.4	–	0.4
Total	$ 174.5	$ 237.4	$ 23.8	$ –	$ 435.7

Approximately $86.0 million of restricted cash in the above chart is noncurrent (See Note 1, Summary of Significant Accounting Policies).

A summary of our restricted marketable securities as of December 31, 2006 is as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$ 67.3	$ 4.3	$ (0.5)	$ 71.1
Total	$ 67.3	$ 4.3	$ (0.5)	$ 71.1

A summary of our marketable securities as of December 31, 2005 is as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$ 10.0	$ –	$ –	$ 10.0
U.S. Government and agency securities	25.5	–	–	25.5
Corporate bonds and notes	0.1	–	–	0.1
Equity securities	0.4	0.1	(0.1)	0.4
Total	$ 36.0	$ 0.1	$ (0.1)	$ 36.0

Investing information related to our marketable securities is as follows (in millions):

For the Year Ended December 31,
	2006	2005	2004
Proceeds from sales of available-for-sale securities	$ 42.1	$ 47.2	$ –
Gross realized gains	$ 0.1	$ –	$ –
Gross realized losses	$ (0.4)	$ –	$ –
6.	Property and Equipment:

Property and equipment consists of the following (in millions):

	As of December 31,
	2006	2005
Land	$ 102.2	$ 102.3
Building	1,151.2	1,173.1
Leasehold improvements	163.9	202.2
Furniture, fixtures, and equipment	790.2	780.0
	2,207.5	2,257.6
Less: Accumulated depreciation and amortization	(1,145.7)	(1,122.8)
	1,061.8	1,134.8
Construction in progress	34.2	44.5
Property and equipment, net	$ 1,096.0	$ 1,179.3

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The amount of fully depreciated assets, depreciation expense, amortization expense and accumulated amortization relating to assets under capital lease obligations, interest capitalized on construction projects, and rent expense under operating leases is as follows (in millions):

	As of and For the Year Ended December 31,
	2006	2005	2004
Fully depreciated assets	$ 462.4	$ 359.0	$ 305.3
Depreciation expense	$ 126.1	$ 133.1	$ 134.7
Assets under capital lease obligations:
Buildings	$ 239.7	$ 288.5	$ 318.8
Equipment	1.1	6.6	29.2
	240.8	295.1	348.0
Accumulated amortization	(126.1)	(148.5)	(156.5)
Assets under capital lease obligations, net	$ 114.7	$ 146.6	$ 191.5
Amortization expense	$ 15.6	$ 21.0	$ 25.8
Interest capitalized	$ –	$ –	$ 8.4
Rent expense:
Minimum rent payments	$ 103.7	$ 107.0	$ 113.6
Contingent and other rents	66.8	36.7	72.1
Total rent expense	$ 170.5	$ 143.7	$ 185.7

In 2005, contingent and other rents include an approximate $30.5 million net gain on lease termination associated with certain facilities owned by the landlord of our former Braintree and Woburn inpatient facilities. See Note 25, Contingencies and Other Commitments.

Leases—

We lease certain land, buildings, and equipment under non-cancelable operating leases generally expiring at various dates through 2027. We also lease certain buildings and equipment under capital leases also expiring at various dates through 2027. Operating leases generally have 3- to 5-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various facility leases include provisions for rent escalation to recognize increased operating costs or require the Company to pay certain maintenance and utility costs. Contingent rents are included in rent expense in the year incurred. Some facilities are subleased to other parties. Rental income from subleases approximated $13.0 million, $11.2 million, and $11.5 million for the years ended December 31, 2006, 2005, and 2004, respectively. Certain leases contain annual escalation clauses based on changes in the Consumer Price Index while others have fixed escalation terms. The excess of cumulative rent expense (recognized on the straight-line basis) over cumulative rent payments made on leases with fixed escalation terms is recognized as straight-line rental accrual and is included in Other long-term liabilities in the accompanying consolidated balance sheets, as follows (in millions):

	As of December 31,
	2006	2005
Straight-line rental accrual	$ 18.0	$ 18.6

Future minimum lease payments at December 31, 2006, for those leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in millions):

Year Ending December 31,	Operating Leases	Capital Lease Obligations	Total
2007	$ 101.5	$ 26.9	$ 128.4
2008	85.1	26.6	111.7
2009	67.1	25.2	92.3
2010	51.5	23.4	74.9
2011	37.7	20.9	58.6
2012 and thereafter	130.8	84.1	214.9
	$ 473.7	207.1	$ 680.8
Less: interest portion		(57.6)
Obligations under capital leases		$ 149.5

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Obligations Under Lease Guarantees—

In conjunction with the sale of certain facilities in prior years, HealthSouth assigned the leases of certain properties to certain purchasers and, as a condition of the lease, agreed to act as a guarantor of the purchaser’s performance on the lease. Should the purchaser fail to pay the rent due on these leases, the lessor would have contractual recourse against us.

As of December 31, 2006, we had entered into eight such lease guarantee arrangements. The remaining terms of these leases range from 7 months to 150 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximates $22.6 million.

We have not recorded a liability for these guarantees, as we do not believe it is probable we will have to perform under these agreements. If we are required to perform under these guarantees, we could potentially have recourse against the purchaser for recovery of any amounts paid. These guarantees are not secured by any assets under the leases. As of December 31, 2006, we have not been required to perform under any such lease guarantees.

Construction in Progress—

In 2001, we began construction of a 219-bed general acute care hospital (the “Digital Hospital”) on property adjacent to our corporate campus in Birmingham, Alabama. In connection with the construction of the Digital Hospital, we incurred significant costs and included those capitalized costs in Construction in Progress (“CIP”). Amounts in CIP at December 31, 2006 and 2005 relate principally to the Digital Hospital.

Asset Impairments—

For the years ended December 31, 2006, 2005, and 2004, we recognized long-lived asset impairment charges of approximately $15.0 million, $43.3 million, and $35.5 million, respectively. Of these total amounts, approximately $8.6 million, $24.4 million and $30.2 million, respectively, relate to the 19-acre tract of land that includes an incomplete 13-story building formerly called the “Digital Hospital” and represent the excess of costs incurred during the construction of the “Digital Hospital” over the estimated fair value of the property, including the RiverPoint facility, a 60,000 square foot office building, which shares the construction site and would be included with any sale of the “Digital Hospital.” The impairment of the “Digital Hospital” in each year was determined using a weighted-average fair value approach that considered an alternative use appraisal and other potential scenarios.

The remainder of the 2006, 2005, and 2004 impairment charges relate to long-lived assets at various facilities that were examined for impairment due to facility closings and facilities experiencing negative cash flow from operations. In 2006 and 2005, we determined the fair value of the impaired long-lived assets at a facility primarily based on the assets’ estimated fair value using valuation techniques that included discounted future cash flows and third-party appraisals. These 2006 and 2005 charges primarily relate to our surgery centers, diagnostic, and corporate and other segments. In 2004, the remainder of the charge represents our write-down of long-lived assets, primarily in our surgery centers and outpatient segments, based on a valuation of future cash flows. We wrote these assets down to zero, or their estimated fair value, based on expected negative operating cash flows of these facilities in future years.

See Note 26, Segment Reporting, for the amount of impairment charges by operating segment.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows changes in the carrying amount of goodwill for the years ended December 31, 2006, 2005, and 2004, by operating segment (in millions):

	Inpatient	Surgery Centers	Outpatient	Diagnostic	Corporate and Other	Total
Goodwill as of December 31, 2003	$ 402.3	$ 475.7	$ 25.0	$ –	$ –	$ 903.0
Acquisitions	–	–	0.6	–	–	0.6
Acquisition of equity interests in
joint venture entities	–	7.1	–	–	–	7.1
Other	(0.4)	0.9	(0.1)	–	–	0.4
Goodwill as of December 31, 2004	$ 401.9	$ 483.7	$ 25.5	$ –	$ –	$ 911.1
Acquisition of equity interests in
joint venture entities	1.2	2.4	–	–	–	3.6
Conversion of consolidated
facilities to equity method
facilities	–	(3.3)	–	–	–	(3.3)
Goodwill as of December 31, 2005	$ 403.1	$ 482.8	$ 25.5	$ –	$ –	$ 911.4
Acquisitions	0.4	–	2.9	–	–	3.3
Acquisition of equity interests in
joint venture entities	3.4	3.8	–	–	–	7.2
Minority interest associated with
conversion of consolidated facilities
to equity method facilities	(0.9)	(21.4)	–	–	–	(22.3)
Goodwill attributable to sale
of surgery center	–	(2.7)	–	–	–	(2.7)
Goodwill as of December 31, 2006	$ 406.0	$ 462.5	$ 28.4	$ –	$ –	$ 896.9

We performed impairment reviews as required by FASB Statement No. 142 as of October 1, 2006, 2005, and 2004 and concluded that no goodwill impairment existed.

The following table provides information regarding our other intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
Certificates of need:
2006	$ 8.5	$ 5.1	$ 3.4
2005	8.6	4.8	3.8
Licenses:
2006	$ 95.4	$ 59.0	$ 36.4
2005	97.9	56.0	41.9
Noncompete agreements:
2006	$ 50.9	$ 40.7	$ 10.2
2005	43.6	41.9	1.7
Management agreements:
2006	$ 7.1	$ 3.0	$ 4.1
2005	6.6	2.5	4.1
Total intangible assets:
2006	$ 161.9	$ 107.8	$ 54.1
2005	156.7	105.2	51.5

Amortization expense for other intangible assets is as follows (in millions):

	For the Year Ended December 31,
	2006	2005	2004
Amortization expense	$ 6.5	$ 8.5	$ 11.7

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Total estimated amortization expense for our other intangible assets for the next five fiscal years is as follows (in millions):

Year Ended December 31,	Estimated Amortization Expense
2007	$ 6.1
2008	5.3
2009	4.9
2010	4.6
2011	4.3
8.	Investment in and Advances to Nonconsolidated Affiliates:

Investment in and advances to nonconsolidated affiliates represents our investment in 52 partially owned subsidiaries, of which 42 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of our subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates, but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates generally range from 4% to 52%. HealthSouth’s investment in these affiliates is an integral part of our operations. We account for these investments using the cost and equity methods of accounting. Our investments consist of the following (in millions):

	As of December 31,
	2006	2005
Equity method investments:
Capital contributions	$ 40.1	$ 41.8
Cumulative share of income	165.4	144.1
Cumulative share of distributions	(155.5)	(141.4)
	$ 50.0	$ 44.5
Cost method investments:
Capital contributions, net of partnership distributions and
impairments	9.3	1.9
Total investment in and advances to nonconsolidated affiliates	$ 59.3	$ 46.4

The following summarizes the combined assets, liabilities, and equity and the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	As of December 31,
	2006	2005
Assets—
Current	$ 40.7	$ 32.8
Noncurrent	94.9	87.4
Total assets	$ 135.6	$ 120.2
Liabilities and equity—
Current liabilities	$ 12.9	$ 6.3
Noncurrent	15.0	14.5
Partners’ capital and shareholders’ equity—
HealthSouth	50.0	44.5
Outside partners	57.7	54.9
Total liabilities and equity	$ 135.6	$ 120.2

Condensed statements of operations (in millions):

	For the Year Ended December 31,
	2006	2005	2004
Net operating revenues	$ 154.8	$ 142.7	$ 119.7
Operating expenses	(107.0)	(88.4)	(84.8)
Income from continuing operations	47.8	54.3	34.9
Net income	$ 45.5	$ 41.3	$ 34.2

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

During 2006, two surgery centers became equity method investments rather than consolidated affiliates as a result of changes of control of these entities. During 2005, five surgery centers became equity method investments rather than consolidated affiliates as a result of changes of control of these entities. These changes in each year decreased 2006 and 2005 consolidated Net operating revenues by approximately $16.1 million and $25.6 million, respectively.

Source Medical—

In April 2001, we established Source Medical Solutions, Inc. (“Source Medical”) to continue development and allow commercial marketing of a wireless clinical documentation system originally developed by HealthSouth. This proprietary software was referred to internally as “HCAP” and was later marketed by Source Medical under the name “TherapySource.” At the time of our initial investment, certain of our directors, executive officers, and employees also purchased shares of Source Medical’s common stock. Our current ownership has been diluted to less than 7% as part of various recapitalizations of Source Medical and to accommodate new investments from unrelated parties. Through December 2005, we held two of five seats on Source Medical’s board of directors. In December 2005, we gave up these seats but retained certain observation rights into Source Medical’s operations.

Historically, we made working capital advances to Source Medical, primarily to continue to develop HCAP. We also guaranteed certain Source Medical borrowings with unrelated third parties. Over the years, these amounts were called by the unrelated third parties, and we were required to perform under these guarantees. We previously accrued these working capital advances and guarantees as uncollectible amounts due from Source Medical.

In the fourth quarter of 2005, we received a $5.0 million payment from Source Medical related to one of the third-party loans we guaranteed. As a result of a March 2006 dismissal of certain matters related to litigation between Source Medical and an unrelated third party involved in an acquisition, in the first quarter of 2006, we reversed a $6.0 million liability (through a reduction of Other operating expenses) we had recorded for a promissory note executed by Source Medical as part of the acquisition that was subject to litigation. Additionally, in May 2006, we received a payment of $6.9 million in full satisfaction of all the then outstanding notes receivable and accrued interest due from Source Medical. This payment was included as a reduction of Other operating expenses in our consolidated statement of operations for the year ended December 31, 2006.

We continue to lease HCAP software from Source Medical and pay them for custom software development and other miscellaneous services. During 2006, 2005, and 2004, we paid approximately $5.0 million, $6.1 million, and $5.4 million, respectively, to Source Medical for these types of services.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

9.	Long-term Debt:

Our long-term financing obligations outstanding consist of the following (in millions):

	As of December 31,
	2006	2005
Advances under $400 million revolving credit facility	$ 170.0	$ –
Senior Term Loans	–	313.4
Term Loans	–	200.0
Term Loan Facility	2,039.8	–
Bonds payable—
7.000% Senior Notes due 2008	5.0	249.2
10.750% Senior Subordinated Notes due 2008	30.2	318.3
8.500% Senior Notes due 2008	9.4	343.0
8.375% Senior Notes dues 2011	0.3	347.4
7.375% Senior Notes due 2006	–	180.3
7.625% Senior Notes due 2012	1.5	904.8
6.500% Convertible Subordinated Debentures due 2011	–	6.3
8.750% Convertible Subordinated Notes due 2015	–	10.1
10.375% Senior Subordinated Credit Agreement due 2011	–	332.4
Floating Rate Senior Notes	375.0	–
10.75% Senior Notes due 2016	615.9	–
Hospital revenue bond	–	0.5
Notes payable to banks and others at interest rates from 6.0% to 12.9%	5.1	6.2
Noncompete agreements	0.6	0.2
Capital lease obligations	149.5	189.8
	3,402.3	3,401.9
Less current portion	(37.0)	(33.8)
Long-term debt, less current portion	$ 3,365.3	$ 3,368.1

The following chart shows scheduled payments due on long-term debt for the next five years and thereafter (in millions):

Year Ending December 31,	Face Amount	Net Amount
2007	$ 37.6	$ 37.0
2008	83.4	82.7
2009	39.8	39.1
2010	40.6	39.8
2011	36.1	35.2
Thereafter	3,173.9	3,168.5
Total	$ 3,411.4	$ 3,402.3

The following table provides information regarding our Interest expense and amortization of debt discounts and fees presented in our consolidated statements of operations (in millions):

	For the Year Ended December 31,
	2006	2005	2004
Interest expense	$ 316.8	$ 298.5	$ 279.6
Amortization of debt discount	1.4	5.6	3.6
Amortization of consent fees/bond issue costs	6.3	27.3	15.9
Amortization of loan fees	10.6	6.1	2.3
	$ 335.1	$ 337.5	$ 301.4

Recapitalization Transactions—

On March 10, 2006, we completed the last of a series of recapitalization transactions (the “Recapitalization Transactions”) enabling us to prepay substantially all of our prior indebtedness and replace it with approximately $3 billion of new long-term debt. The Recapitalization Transactions included (1) entering into credit facilities that provide for credit of up to $2.55 billion of senior secured financing, (2) entering into an interim loan agreement that provides us with $1.0 billion

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

of senior unsecured financing, (3) completing a $400 million offering of convertible perpetual preferred stock, (4) completing cash tender offers to purchase substantially all $2.03 billion of our previously outstanding senior notes and $319 million of our previously outstanding senior subordinated notes and consent solicitations with respect to proposed amendments to the indentures governing each outstanding series of notes, and (5) prepaying and terminating our 10.375% Senior Subordinated Credit Agreement, our Amended and Restated Credit Agreement, and our Term Loan Agreement. In order to complete the Recapitalization Transactions, we also entered into consents, amendments, and waivers to our Amended and Restated Credit Agreement, $200 million Term Loan Agreement, and $355 million 10.375% Senior Subordinated Credit Agreement (all as defined later in this note).

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

Offers to Purchase and Consent Solicitations—

On February 2, 2006, we announced that we were offering to purchase, and soliciting consents seeking approval of proposed amendments to the indentures governing our 7.375% Senior Notes due 2006, 7.000% Senior Notes due 2008, 8.500% Senior Notes due 2008, 8.375% Senior Notes due 2011, 7.625% Senior Notes due 2012, and our 10.750% Senior Subordinated Notes due 2008 (collectively, the “Notes”). On February 15, 2006, we announced that a majority in principal amount of the holders of our Notes had delivered consents under the indentures governing these Notes, thereby approving proposed amendments to the indentures.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Our interest rate under the Credit Agreement was 8.6% at December 31, 2006. As of December 31, 2006, approximately $170.0 million was drawn in Revolving Loans, excluding approximately $32.3 million utilized under the revolving letter of credit subfacility. Approximately $100.0 million was utilized under the synthetic letter of credit facility as of December 31, 2006.

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

On February 20, 2007, we announced that we are seeking certain amendments to our existing Credit Agreement. The amendments sought include a reduction in the margin over LIBOR that we currently pay and approval for our divestiture activities.

Interim Loan Agreement—

On March 10, 2006, we and the Subsidiary Guarantors also entered into the Interim Loan Agreement (the “Interim Loan Agreement”) with a consortium of financial institutions (collectively, the “Interim Lenders”). The Interim Loan Agreement provided us with $1.0 billion of senior unsecured interim financing. The loans under the Interim Loan Agreement had an initial maturity date of March 10, 2007, but were paid off on June 14, 2006 with the proceeds from our private offering of $1.0 billion of senior notes discussed below. The proceeds of the loans under the Interim Loan Agreement were used to refinance a portion of our prior indebtedness and to pay fees and expenses related to such refinancing. Our obligations under the Interim Loan Agreement were guaranteed by the Subsidiary Guarantors. At the time the Interim Loan Agreement was repaid, interest under the Interim Loan Agreement was priced at Prime plus 3.5%, which was 11.5%.

The Interim Loan Agreement contained affirmative and negative covenants and default and acceleration provisions that were substantially similar to the Credit Agreement.

Interest Rate Swap—

Under the Credit Agreement, we are required to enter into and maintain, for a period of at least three years after the effective date of the Credit Agreement, one or more swap agreements to effectively convert at least 50% of our consolidated total indebtedness (as defined in the Credit Agreement and excluding the Interim Loan Agreement) to fixed rates. Therefore, on March 23, 2006, we entered into an interest rate swap.

The notional amount of the interest rate swap as of December 31, 2006 was $2.0 billion, but is subject to adjustment in accordance with an amortization schedule that correlates to required and expected payments under the Credit Agreement. We pay a fixed rate of 5.2% under the swap agreement. Net settlements are made quarterly on each March 10, June 10, September 10, and December 10, commencing on June 10, 2006. The above counterparties pay a floating rate based on 3-month LIBOR, which was 5.4% at December 10, 2006, which is the most recent interest rate set date. The termination date of the swap is March 10, 2011.

We entered into this swap based on the requirements under our Credit Agreement to effectively convert the floating rate of the Credit Agreement to the fixed rate of the swap in an effort to limit our exposure to variability in interest payments

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

caused by changes in LIBOR. As of December 31, 2006, we had not designated the relationship between the Credit Agreement and interest rate swap as a hedge under FASB Statement No. 133. Therefore, changes in the fair value of the interest rate swap during the year ended December 31, 2006 have been included in current-period earnings as Loss on interest rate swap. The fair market value of the swap as of December 31, 2006 was approximately ($9.9) million and is included in Other current liabilities in our consolidated balance sheet. During the year ended December 31, 2006, we made net cash settlement payments of approximately $0.6 million to our counterparties.

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

Floating Rate Notes—

The Floating Rate Notes mature on June 15, 2014 and bear interest at a per annum rate, reset semiannually, of LIBOR plus 6.0%, as determined by the calculation agent, which is initially the Trustee. Our interest rate as of December 31, 2006 was 11.4%.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Registration Rights Agreement—

In connection with the offering of the Senior Notes, we agreed to file a registration statement, within 30 days after we are required to file this report on Form 10-K for the fiscal year ended December 31, 2006, with the SEC with respect to a registered offer to exchange each series of the Senior Notes for new notes having terms substantially identical in all material respects to such series of Senior Notes and to register the corresponding guarantees. We also agreed to use our reasonable best efforts to cause the registration statement to be declared effective under the Securities Act no later than 180 days after we file this report on Form 10-K for the fiscal year ended December 31, 2006. The new notes will generally be freely transferable under the Securities Act. In addition, we have agreed under certain circumstances to file one or more shelf

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

registration statements to cover resales of the Senior Notes and to use our reasonable best efforts to cause the shelf registration statement to be declared effective under the Securities Act within a specified period of time and keep effective the shelf registration statement until two years after its effective date (subject to certain exceptions).

If we fail to satisfy these obligations, we will be required to pay additional interest to the holders of the Senior Notes. The rate of the additional interest will be 0.25% per annum for the first 90-day period immediately following the occurrence of a default, and such rate will increase by an additional 0.25% per annum with respect to each subsequent 90-day period until all defaults have been cured, up to a maximum additional interest rate of 1.0% per annum. We will pay such additional interest on regular interest payment dates.

$1.25 Billion Revolving Credit Facility, $250 Million Revolving Credit Facility, and Senior Term Loans—

On June 14, 2002, we entered into a five-year, $1.25 billion revolving credit facility, as amended on August 20, 2002 (the “2002 Credit Agreement”), with JPMorgan, which served as administrative agent, Wachovia Bank, N.A. (“Wachovia”), UBS Warburg LLC, Scotiabanc, Inc., Deutsche Bank AG, and Bank of America, N.A. (“Bank of America”). Interest on the 2002 Credit Agreement was paid based on LIBOR plus a predetermined margin or base rate. We were required to pay a fee based on the unused portion of the revolving credit facility ranging from .275% to .500% depending on our debt ratings. The principal amount was payable in full on June 14, 2007. In March 2003, our line of credit was frozen under the 2002 Credit Agreement. On March 27, 2003, we received notice that we were in default under the 2002 Credit Agreement. As of December 31, 2004, we had drawn $315.0 million under the 2002 Credit Agreement.

On March 21, 2005, we entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with a consortium of financial institutions (collectively, the “2005 Lenders”), JPMorgan, as Administrative Agent and Collateral Agent, Wachovia, as Syndication Agent, and Deutsche Bank Trust Company Americas, as Documentation Agent. The Amended and Restated Credit Agreement amended and restated the 2002 Credit Agreement.

Pursuant to the Amended and Restated Credit Agreement, the 2005 Lenders converted $315 million in aggregate principal amount of the loans outstanding under the 2002 Credit Agreement into a senior secured term facility with a scheduled maturity date of June 14, 2007 (the “Senior Term Loans”). The Senior Term Loans amortized in quarterly installments, commencing with the quarter ending on September 30, 2005, equal to 0.25% of the original principal amount thereof, with the balance payable upon the final maturity. Until we obtained ratings from Moody’s and S&P, the Senior Term Loans bore interest, at our option, at a rate of (1) Adjusted LIBOR, plus 2.5% or (2) 1.5% plus the higher of (a) the Federal Funds Rate plus 0.5% and (b) JPMorgan’s prime rate. After we obtained such ratings, the Senior Term Loans bore interest, at our option, (1) at a rate of Adjusted LIBOR plus a spread ranging from 2.0% to 2.5%, depending on our ratings with such institutions or (2) at a rate of a spread ranging from 1.0% to 1.5%, depending on our ratings with such institutions, plus the higher of (a) the Federal Funds Rate plus 0.5% and (b) JPMorgan’s prime rate. The effective interest rate on the outstanding balance under the Amended and Restated Credit Agreement was 6.2% for the year ended December 31, 2005 compared to the average prime rate of 6.1% during the same period.

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

The Revolving Facility accrued interest at our option, at a rate of (1) Adjusted LIBOR plus 2.75% or (2) 1.75% plus the higher of (a) the Federal Funds Rate plus 0.5% and (b) JPMorgan’s prime rate to December 2, 2005, which is the date we filed audited consolidated financial statements with the SEC for the year ended December 31, 2004. After that filing, the interest rates and commitment fees on the Revolving Facility were determined based upon our net leverage ratio (as defined in the Amended and Restated Credit Agreement). During such period, the Revolving Facility bore interest, at our option, (1) at a rate of Adjusted LIBOR plus a spread ranging from 1.75% to 2.75%, depending on our net leverage ratio or (2) at a rate of a spread ranging from 0.75% to 1.75%, depending on our net leverage ratio, plus the higher of (a) the Federal Funds Rate plus 0.5% and (b) JPMorgan’s prime rate.

We were subject to commitment fees of 0.75% per annum on the daily amount of the unutilized commitments under the Revolving Facility and the LC Facility to December 2, 2005. After our 2004 filing with the SEC on that date, the

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

commitment fees ranged between 0.5% and 0.75%, depending on our net leverage ratio. At December 31, 2005, the commitment fee rate was 0.75%.

A letter of credit participation fee equal to the LIBOR interest rate spread (as applicable at such time to loans outstanding under the Revolving Facility) was payable to the Lenders under the LC Facility. In addition, we paid, for our own account, (1) a fronting fee of 0.25% per annum on the aggregate face amount of the letters of credit outstanding under the LC Facility upon the later of the termination of the commitments under the LC Facility and the date on which the Lenders’ letters of credit exposure for such commitment ceased, and (2) customary issuance and administration fees relating to the letters of credit.

We were allowed to use the proceeds of the loans under the Revolving Facility for general corporate purposes, and we were allowed to use the letters of credit under the LC Facility in the ordinary course of business to secure workers’ compensation and other insurance coverage and for general corporate purposes.

Pursuant to a Collateral and Guarantee Agreement, dated as of March 21, 2005, between the Company and JPMorgan, our obligations under the Amended and Restated Credit Agreement were secured (1) by substantially all of the assets of HealthSouth and (2) from and after the date on which the Restrictive Indentures (as defined in the Amended and Restated Credit Agreement) and the Senior Subordinated Credit Agreement permitted the obligations (or an amount thereof) to be guaranteed by or secured by the assets of existing and subsequently acquired or organized subsidiaries of HealthSouth by substantially all of the assets of such subsidiaries.

The Amended and Restated Credit Agreement contained affirmative and negative covenants and default and acceleration provisions. As of December 31, 2005, negative covenants included a minimum interest expense coverage ratio of 1.75 to 1.00 and a maximum leverage ratio of 5.75 to 1.00. The negative covenants also included restrictions on our ability to increase indebtedness, restricted the use of proceeds from asset sales, and limited the amount of capital expenditures that could be made in any year. As of December 31, 2005, we were in compliance with all covenants contained within the Amended and Restated Credit Agreement.

See Recapitalization Transactions section previously discussed in this disclosure.

Term Loans—

On June 15, 2005, we obtained a new senior unsecured term facility consisting of term loans (the “Term Loans”) in an aggregate principal amount of $200 million under a term loan agreement (the “Term Loan Agreement”). The Term Loans bore interest, at our option, at a rate of (1) Adjusted LIBOR plus 5.0% or (2) 4.0% per year plus the higher of (a) JPMorgan’s prime rate and (b) the Federal Funds Rate plus 0.50%. At December 31, 2005, our interest rate was 9.4%. The Term Loans would have matured in full on June 15, 2010. The Term Loan Agreement contained affirmative and negative covenants and default and acceleration provisions. As of December 31, 2005, we were in compliance with all covenants contained within the Term Loan Agreement. We used the proceeds of the Term Loans, together with cash on hand, to repay our $245 million 6.875% Senior Notes due June 15, 2005 and to pay fees and expenses related to the Term Loans. See Recapitalization Transactions section previously discussed in this disclosure.

Bonds Payable—

6.875% and 7.000% Senior Notes—

On June 22, 1998, we issued $250 million in 6.875% Senior Notes due 2005 and $250 million in 7.000% Senior Notes due 2008 (collectively, the “1998 Senior Notes”). Due to discounts and financing costs, the effective interest rate on the 6.875% Senior Notes was 7.1%, while the effective interest rate is 7.3% on the 7.000% Senior Notes. Interest is payable on June 15 and December 15. The 1998 Senior Notes are unsecured and unsubordinated. We used the net proceeds from the issuance of the 1998 Senior Notes to pay down indebtedness outstanding under our then-existing credit facilities. The 6.875% Senior Notes matured on June 15, 2005. We used the proceeds from the $200 million Term Loans, as discussed above, and available cash to repay the 6.875% Senior Notes. The 7.000% Senior Notes mature on June 15, 2008. We may redeem the 7.000% Senior Notes, in whole or in part, at our option, and at any time at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued interest. The indenture contains affirmative and negative covenants including limits on incurring indebtedness. Each holder of the 7.000% Senior Notes had the right to require us to purchase all outstanding notes held by such holder on January 15, 2007 for a purchase price equal to 100% of the principal amount of such notes, plus accrued interest. However, this put was not exercised by the holders. See Recapitalization Transactions section previously discussed in this disclosure and 2004 Consent Solicitation section of this disclosure below.

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

As of December 31, 2006, we may redeem the 10.750% Senior Notes, in whole or in part, at our option and at any time, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest.

The indenture contains affirmative and negative covenants including limits on incurring indebtedness and certain financial covenants. See Recapitalization Transactions section previously discussed in this disclosure and 2004 Consent Solicitation section of this disclosure below.

8.500% Senior Notes—

On February 1, 2001, we issued $375 million in 8.500% Senior Notes due 2008 (the “8.500% Senior Notes”). Due to discounts and financing costs, the effective interest rate on the 8.500% Senior Notes is 9.0%. Interest is payable on February 1 and August 1. The 8.500% Senior Notes are unsecured and unsubordinated. We used the net proceeds from the issuance of the 8.500% Senior Notes to pay down indebtedness outstanding under our then-existing credit facilities. The 8.500% Senior Notes mature on February 1, 2008. We may redeem the 8.500% Senior Notes, in whole or in part, at our option, and at any time, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued interest. The indenture contains affirmative and negative covenants including limits on incurring indebtedness. See Recapitalization Transactions section previously discussed in this disclosure and 2004 Consent Solicitation section of this disclosure below.

8.375% Senior Notes—

On September 28, 2001, we issued $400 million in 8.375% Senior Notes due 2011 (the “8.375% Senior Notes”). Due to discounts and financing costs, the effective interest rate on the 8.375% Senior Notes is 8.7%. Interest is payable on April 1 and October 1. The 8.375% Senior Notes are unsecured and unsubordinated. We used the net proceeds from the issuance of the 8.375% Senior Notes to pay down indebtedness outstanding under our then-existing credit facilities. The 8.375% Senior Notes mature on October 1, 2011. We may redeem the 8.375% Senior Notes, in whole or in part, at our option, and at any time at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus any applicable premium plus accrued interest. The indenture contains affirmative and negative covenants including limits on incurring indebtedness. Each holder of the 8.375% Senior Notes shall have the right to require us to purchase all outstanding notes held by such holder on January 2, 2009 for a purchase price equal to 100% of the principal amount of such notes, plus accrued interest. See Recapitalization Transactions section previously discussed in this disclosure and 2004 Consent Solicitation section of this disclosure below.

7.375% Senior Notes—

On September 28, 2001, we issued $200 million in 7.375% Senior Notes due 2006 (the “7.375% Senior Notes”). Due to discounts and financing costs, the effective interest rate on the 7.375% Senior Notes was 7.7%. Interest was payable on April 1 and October 1. The 7.375% Senior Notes were unsecured and unsubordinated. We used the net proceeds from the issuance of the 7.375% Senior Notes to pay down indebtedness outstanding under our then-existing credit facilities. The 7.375% Senior Notes matured on October 1, 2006 and were repaid using available cash on hand. See Recapitalization Transactions section previously discussed in this disclosure and 2004 Consent Solicitation section of this disclosure below.

7.625% Senior Notes—

On May 17, 2002, we issued $1 billion in 7.625% Senior Notes due 2012 at 99.3% of par value (the “7.625% Senior Notes”). Due to discounts and financing costs, the effective interest rate on the 7.625% Senior Notes is 8.0%. Interest is payable on June 1 and December 1. The 7.625% Senior Notes are unsecured and unsubordinated. We used the net proceeds from the issuance of the 7.625% Senior Notes to pay down indebtedness outstanding under our credit facilities and for other

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

corporate purposes. The 7.625% Senior Notes mature on June 1, 2012. We may redeem the 7.625% Senior Notes, in whole or in part, at our option, and at any time at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus any applicable premium plus accrued interest. The indenture contains affirmative and negative covenants including limits on incurring indebtedness. Each holder of the 7.625% Senior Notes shall have the right to require us to purchase all outstanding notes held by such holder on January 2, 2009 for a purchase price equal to 100% of the principal amount of such notes, plus accrued interest. See Recapitalization Transactions section previously discussed in this disclosure and 2004 Consent Solicitation section of this disclosure below.

6.500% Convertible Subordinated Debentures—

Effective October 29, 1997, we acquired the obligor of $30 million par value 6.500% Convertible Subordinated Debentures due 2011 (the “6.500% Convertible Subordinated Debentures”) as part of the Horizon/ CMS Healthcare Corporation acquisition. Due to financing costs, the effective interest rate on the 6.500% Convertible Subordinated Debentures was 6.7%. Interest was payable on June 15 and December 15. The 6.500% Convertible Subordinated Debentures were convertible into common stock of HealthSouth at the option of the holder at a conversion price of $410.95 per share. See Recapitalization Transactions section previously discussed in this disclosure.

8.750% Convertible Senior Subordinated Notes—

Effective October 29, 1997, we acquired the obligor of $25 million par value 8.750% Convertible Senior Subordinated Notes due 2015 (the “8.750% Convertible Subordinated Debentures”) as part of the Horizon/CMS Healthcare Corporation acquisition. Due to financing costs, the effective interest rate on the 8.750% Convertible Subordinated Debentures was 9.1%. Interest was payable on April 1 and October 1. The 8.750% Convertible Subordinated Debentures provided for an annual sinking fund payment equal to 5% of the aggregate principal amount originally issued. The sinking fund was paid annually, commencing April 1, 2000. The 8.750% Convertible Subordinated Debentures were convertible into common stock of HealthSouth at the option of the holder at a conversion price of $320.15 per share. See Recapitalization Transactions section previously discussed in this disclosure.

10.375% Senior Subordinated Credit Agreement—

On January 16, 2004, we issued $355 million in a senior subordinated term loan arranged by Credit Suisse First Boston (the “10.375% Senior Subordinated Credit Agreement”). This loan had an interest rate of 10.375% per annum, payable quarterly, with a seven-year maturity and was callable after the third year with a premium. Due to discounts and financing costs, the effective interest rate was 12.8%. We used the net proceeds from the issuance of the 10.375% Senior Subordinated Credit Agreement to redeem our then-outstanding 3.25% Convertible Subordinated Debentures due 2003. This agreement contained affirmative and negative covenants including limitations on additional indebtedness by HealthSouth and limitations on asset sales.

We also issued warrants to the lender to purchase two million shares of our common stock. Each warrant has a term of ten years from the date of issuance and an exercise price of $32.50 per share. These warrants remain outstanding as of December 31, 2006.

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

2004 Consent Solicitation—

On March 16, 2004, we announced that we were soliciting consents seeking approval of proposed amendments to, and waivers under, the indentures governing our 6.875% Senior Notes due 2005, 7.375% Senior Notes due 2006, 7.000% Senior Notes due 2008, 8.500% Senior Notes due 2008, 8.375% Senior Notes due 2011, 7.625% Senior Notes due 2012, and our 10.750% Senior Subordinated Notes due 2008 on, among other things, issues relating to our inability to provide current financial statements, our ability to incur indebtedness under certain circumstances and to obtain waivers of all alleged and potential defaults under the respective indentures. The expiration periods for these solicitations were extended from time to time.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

On June 24, 2004, we announced that we had closed all of our consent solicitations for our outstanding public debt. The total consent fees paid for all of our debt issues was approximately $80 million, which we are amortizing to interest expense over the remaining term of the debt.

Hospital Revenue Bond—

We had one Hospital Revenue Bond that was issued in 1993 for $20 million maturing in December 2014. The purpose of the bond was to help finance the construction and improvements to the applicable hospital. The bond had a variable interest rate (effective interest rate at December 31, 2005 was 4.3%) with required semiannual redemptions of $0.5 million. The outstanding balance for the Hospital Revenue Bond at December 31, 2005 was $0.5 million, with the final semiannual redemption paid in 2006.

Notes Payable to Banks and Others—

We have numerous notes payable agreements outstanding. These agreements are used for various purposes such as equipment purchases, real estate purchases, and repurchases of limited partner interests. The terms on these notes vary by agreement, but range in length from 48 to 300 months. Most of the agreements have fixed interest rates ranging from 6.0% to 12.9%. In the case of equipment and real estate purchases, the notes are collateralized by the specific purchased equipment or real estate. The limited partner interests repurchased do not secure these notes.

Some of these agreements are subject to certain financial, positive, and negative covenants. As of December 31, 2006 and 2005, we were in compliance with all such covenants.

Noncompete Agreements—

Noncompete agreements range in length from 24 to 120 months. The noncompete agreements have no stated interest rate and are recorded at a discounted rate. The discount rate applied is based on our revolving credit facility interest rate at the time we entered into such agreements and ranges from 6.2% to 9.3%.

Capital Lease Obligations—

We engage in a significant number of leasing transactions including real estate, medical equipment, computer equipment, and other equipment utilized in operations. Certain leases that meet the lease capitalization criteria in accordance with FASB Statement No. 13 have been recorded as an asset and liability at the lower of fair value or the net present value of the aggregate future minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments generally ranged from 4.5% to 12.2% based on our incremental borrowing rate at the inception of the lease. Our leasing transactions include arrangements for equipment with major equipment finance companies and manufacturers who retain ownership in the equipment during the term of the lease and with a variety of both small and large real estate owners.

10.	Asset Retirement Obligation:

Our asset retirement obligation primarily relates to equipment in our diagnostic division. The following is an analysis of our asset retirement obligation for the years ended December 31, 2006, 2005, and 2004 (in millions):

Amount
Asset retirement obligation as of December 31, 2003	$ 4.1
Liability accrued upon capital expenditures	0.1
Liability settled	(0.3)
Accretion of discount	0.2
Asset retirement obligation as of December 31, 2004	4.1
Liability accrued upon capital expenditures	–
Liability settled	(0.1)
Accretion of discount	0.1
Asset retirement obligation as of December 31, 2005	4.1
Liability accrued upon capital expenditures	0.2
Liability settled	(1.5)
Accretion of discount	0.1
Asset retirement obligation as of December 31, 2006	$ 2.9

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

11.	Restructuring Charges:

In our continuing efforts to streamline operations, we closed underperforming facilities or consolidated similar facilities within the same market in 2006, 2005, and 2004. As a result of these facility closures and consolidations, we recorded certain restructuring charges for one-time termination benefits and contract termination costs under the guidance in FASB Statement No. 146. One-time termination benefits relate to severance costs provided to employees who were involuntarily terminated as a result of the facility closings. Contract termination costs primarily relate to costs to terminate operating leases or other contracts before the end of their term due to the closure of these facilities or costs that will continue to be incurred under these contracts for their remaining term without economic benefit to the entity.

The following chart presents the detail of our restructuring expenses and liabilities by segment (in millions):

	Inpatient	Surgery Centers	Outpatient	Diagnostic	Corporate and Other	Total
One-Time Termination Benefits:
Liability as of December 31, 2003	$ –	$ -	$ –	$ –	$ –	$ –
Costs incurred and charged to expense	–	0.1	0.8	–	–	0.9
Costs paid or otherwise settled	–	(0.1)	(0.8)	–	–	(0.9)
Liability as of December 31, 2004	$ –	$ –	$ –	$ –	$ –	$ –
Costs incurred and charged to expense	–	0.3	1.4	–	–	1.7
Costs paid or otherwise settled	–	(0.2)	(1.4)	–	–	(1.6)
Liability as of December 31, 2005	$ –	$ 0.1	$ –	$ –	$ –	$ 0.1
Costs incurred and charged to expense	–	–	1.3	0.1	–	1.4
Costs paid or otherwise settled	–	(0.1)	(1.3)	(0.1)	–	(1.5)
Liability as of December 31, 2006	$ –	$ –	$ –	$ –	$ –	$ –

Contract Termination Costs:
Liability as of December 31, 2003	$ –	$ 0.2	$ 1.5	$ 0.1	$ –	$ 1.8
Costs incurred and charged to expense	0.1	0.2	2.8	–	–	3.1
Costs paid or otherwise settled	(0.1)	(0.3)	(2.0)	–	–	(2.4)
Liability as of December 31, 2004	$ –	$ 0.1	$ 2.3	$ 0.1	$ –	$ 2.5
Costs incurred and charged to expense	–	0.5	5.9	–	–	6.4
Costs paid or otherwise settled	–	(0.3)	(6.6)	(0.1)	–	(7.0)
Liability as of December 31, 2005	$ –	$ 0.3	$ 1.6	$ –	$ –	$ 1.9
Costs incurred and charged to expense	0.3	2.2	1.2	–	–	3.7
Costs paid or otherwise settled	–	(1.3)	(1.9)	–	–	(3.2)
Liability as of December 31, 2006	$ 0.3	$ 1.2	$ 0.9	$ –	$ –	$ 2.4

Total Restructuring Costs:
Liability as of December 31, 2003	$ –	$ 0.2	$ 1.5	$ 0.1	$ –	$ 1.8
Costs incurred and charged to expense	0.1	0.3	3.6	–	–	4.0
Costs paid or otherwise settled	(0.1)	(0.4)	(2.8)	–	–	(3.3)
Liability as of December 31, 2004	$ –	$ 0.1	$ 2.3	$ 0.1	$ –	$ 2.5
Costs incurred and charged to expense	–	0.8	7.3	–	–	8.1
Costs paid or otherwise settled	–	(0.5)	(8.0)	(0.1)	–	(8.6)
Liability as of December 31, 2005	$ –	$ 0.4	$ 1.6	$ –	$ –	$ 2.0
Costs incurred and charged to expense	0.3	2.2	2.5	0.1	–	5.1
Costs paid or otherwise settled	–	(1.4)	(3.2)	(0.1)	–	(4.7)
Liability as of December 31, 2006	$ 0.3	$ 1.2	$ 0.9	$ –	$ –	$ 2.4

Amounts included in the above chart represent the total amounts expected to be incurred in connection with these restructuring activities. For most of these facility closures or consolidations, the restructuring activities have been completed by December 31, 2006, but we have payments remaining under lease agreements as of that date. Scheduled payments under these arrangements are as follows (in millions):

Amount
2007	$ 1.5
2008	0.6
2009	0.2
2010	0.1
2011	–
2012 and thereafter	–
Total	$ 2.4

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Expenses related to one-time termination benefits are included in Salaries and benefits in our consolidated statements of operations. Expenses related to contract termination costs are included in Occupancy costs in our consolidated statements of operations.

12.	Convertible Perpetual Preferred Stock:

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

During the year ended December 31, 2006, we declared $22.2 million in dividends on our Series A Preferred Stock. As of December 31, 2006, accrued dividends of approximately $6.5 million were included in Other current liabilities on our balance sheet. These dividends were paid in January 2007.

13.	Shareholders’ Deficit:

Common Stock Warrants—

In connection with the repayment of our 3.25% Convertible Subordinated Debentures on January 16, 2004, we also issued warrants to the lender to purchase two million shares of our common stock. Each warrant has a term of ten years from the date of issuance and an exercise price of $32.50 per share. See also Note 9, Long-term Debt.

1999 Executive Equity Loan Plan—

In May 1999, HealthSouth established the 1999 Executive Equity Loan Plan (the “Loan Plan”) for the Company’s executives and other key employees of the Company and its subsidiaries. Under the Loan Plan, HealthSouth executives borrowed approximately $39.3 million to purchase 1,354,352 shares of the Company’s common stock. Richard M. Scrushy, our former chairman and chief executive officer, borrowed approximately $25.2 million to purchase 872,459 shares of our common stock. As of December 31, 2004, Mr. Scrushy owed us approximately $13.7 million on his original loan, which we classified as a component of shareholders’ deficit. We recognized interest income of $3.0 million in 2004 related to this loan. Mr. Scrushy satisfied the balance of the loan during 2005 through a combination of cash and HealthSouth common stock. We have discontinued the Loan Plan.

14.	Comprehensive Loss:

Accumulated other comprehensive income (loss), net of income tax effect, consists of the following (in millions):

	As of December 31,
	2006	2005
Foreign currency translation adjustment	$ (0.8)	$ (0.9)
Unrealized gain on available-for-sale-securities	2.4	–
Total	$ 1.6	$ (0.9)

A summary of the components of other comprehensive loss is as follows (in millions):

	For the Year Ended December 31,
	2006	2005	2004
Net change in foreign currency translation adjustment	$ 0.1	$ (1.2)	$ 1.3
Net change in unrealized loss on available-for-sale securities:
Unrealized net holding gain arising during the year	3.8	–	–
Net other comprehensive loss adjustments, before income tax
expense	3.9	(1.2)	1.3
Income tax expense	(1.4)	–	–
Net other comprehensive income (loss) adjustment	$ 2.5	$ (1.2)	$ 1.3
15.	Fair Value of Financial Instruments:

The following table presents the carrying amounts and estimated fair values of our financial instruments that are classified as long-term in our consolidated balance sheets (in millions). The carrying value equals fair value for our financial instruments that are classified as current in our consolidated balance sheets. The hospital revenue bond and noncompete

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

agreements approximate fair value because of the short-term maturity of these instruments. The carrying amounts of a portion of our long-term debt approximate fair value due to various characteristics of those issues including short-term maturities, call features, and rates that are reflective of current market rates. For our long-term debt without such characteristics, we determined the fair market value by using quoted market prices, when available, or discounted cash flows to calculate their fair values.

	As of December 31, 2006		As of December 31, 2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes receivable from shareholders, officers, and
management employees	$ 0.1	$ 0.1	$ 0.2	$ 0.2
Interest rate swap agreement	9.9	9.9	–	–
Long-term debt:
Advances under $400 million revolving
credit facility	170.0	163.2	–	–
Senior Term Loans	–	–	313.4	314.2
Term Loans	–	–	200.0	199.8
Term Loan Facility	2,039.8	2,052.1	–	–
7.000% Senior Notes due 2008	5.0	5.0	249.2	249.8
10.750% Senior Subordinated Notes due 2008	30.2	30.2	318.3	316.7
8.500% Senior Notes due 2008	9.4	9.4	343.0	345.6
8.375% Senior Notes due 2011	0.3	0.3	347.4	349.5
7.375% Senior Notes due 2006	–	–	180.3	181.2
7.625% Senior Notes due 2012	1.5	1.5	904.8	906.0
6.500% Convertible Subordinated Debentures
due 2011	–	–	6.3	6.3
8.750% Convertible Subordinated Notes due
2015	–	–	10.1	10.1
10.375% Senior Subordinated Credit
Agreement due 2011	–	–	332.4	349.5
Floating Rate Senior Notes	375.0	397.7	–	–
10.75% Senior Notes due 2016	615.9	659.8	–	–
Hospital revenue bond	–	–	0.5	0.5
Notes payable to banks and others	5.1	5.1	6.2	6.2
Noncompete agreements	0.6	0.6	0.2	0.2
Financial commitments:
Letters of credit	–	132.3	–	123.8
16.	Stock-Based Compensation:

Employee Stock-Based Compensation Plans—

As of December 31, 2006, we had outstanding options from the 1995, 1997, 1999, and 2002 Stock Option Plans, the Key Executive Incentive Program, the 2005 Equity Incentive Plan, and several other stock option plans assumed from various acquisitions that occurred in prior years (collectively, the “Option Plans”). The Option Plans are designed to provide a performance incentive by issuing options to purchase shares of HealthSouth common stock to certain members of our board of directors, officers, and employees. The Option Plans provide for the granting of both incentive stock options and nonqualified stock options. The terms and conditions of the options, including exercise prices and the periods in which options are exercisable, generally are at the discretion of the Compensation Committee of the Board of Directors; however, no options are exercisable beyond approximately ten years from the date of grant and granted options vest over the awards’ requisite service periods, which can be up to five years depending on the type of award granted. As of December 31, 2006, the following Option Plans have authorized shares available to grant (in thousands):

Authorized Shares Available
Plan
1997	614
2002	1,061
2005 Equity Incentive Plan	3,250
Total authorized shares	4,925

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Restricted Stock—

We issue restricted common stock under the 1998 Restricted Stock Plan (the “Restricted Stock Plan”) to executives and key employees of HealthSouth. The terms of the Restricted Stock Plan make available up to 600,000 shares of common stock to be granted beginning in 1998 through 2008. Awards made under the Restricted Stock Plan vest over a three-year requisite service period. Fair value is determined by the market price of our common stock on the grant date. A summary of our restricted share awards from the Restricted Stock Plan is as follows (share information in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2005	165	$ 26.32
Granted	105	26.29
Vested	–	–
Forfeited	(24)	24.39
Nonvested shares at December 31, 2006	246	$ 26.49

The weighted-average grant date fair value of restricted stock granted during the years ended December 31, 2005 and 2004 was $27.05 and $24.63 per share, respectively. As of December 31, 2006, 319,000 shares had not been awarded and were available for future grants. Unrecognized compensation expense related to unvested shares was $2.9 million at December 31, 2006. We expect to recognize this expense over the next 34 months.

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

	Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2005	116	$ 19.35
Granted	–	–
Vested	–	–
Forfeited	(11)	19.35
Nonvested shares at December 31, 2006	105	$ 19.35

Unrecognized compensation expense related to the unvested shares was $0.8 million at December 31, 2006. We expect to recognize this expense over the next 25 months.

We recognized compensation expense under the Restricted Stock Plan and the Key Executive Incentive Program, which is included in Salaries and benefits in the accompanying consolidated statements of operations, as follows (in millions):

	For the Year Ended December 31,
	2006	2005	2004
Compensation expense:
Restricted Stock Plan	$ 1.6	$ 1.3	$ 0.4
Key Executive Incentive Program	0.9	0.1	–
	$ 2.5	$ 1.4	$ 0.4

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Stock Options—

The fair values of the options granted during the years ended December 31, 2006, 2005, and 2004 have been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2006	2005	2004
Expected volatility	46.4%	50.2%	70.2%
Risk-free interest rate	4.6%	4.3%	3.0%
Expected life (years)	4.6	4.7	4.5
Dividend yield	0.0%	0.0%	0.0%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. We estimate our expected term through an analysis of actual, historical post-vesting exercise, cancellation, and expiration behavior by our employees and projected post-vesting activity of outstanding options. We calculate volatility based on the historical volatility of our common stock over the period commensurate with the expected life of the options, excluding a distinct period of extreme volatility between 2002 and 2003. The risk-free interest rate is the implied daily yield currently available on U.S. Treasury issues with a remaining term closely approximating the expected term used as the input to the Black-Scholes option-pricing model. We do not pay a dividend, and we do not include a dividend payment as part of our pricing model. We estimate forfeitures through an analysis of actual, historical pre-vesting option cancellations. Under the Black-Scholes option-pricing model, the weighted- average fair value per share of employee stock options granted during the years ended December 31, 2006, 2005, and 2004 was $11.71, $12.35, and $12.90, respectively.

A summary of our stock option activity and related information is as follows (in thousands, except price per share and remaining life):

	Shares	Weighted- Average Exercise Price	Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2005	3,197	33.50
Granted	1,312	26.36
Exercised	–	–
Forfeitures	(354)	25.44
Cancellations	(537)	50.27
Expirations	(30)	91.17
Outstanding, December 31, 2006	3,588	28.88	7.6	$ 1,331
Exercisable, December 31, 2006	1,488	33.44	6.2	$ 813

In light of the potential divestiture discussed in Note 3, Subsequent Event—Divestiture, we expect approximately 83.3% of the nonvested options outstanding as of December 31, 2006 to vest as scheduled. We recognized approximately $12.1 million of compensation expense related to our stock options in the year ended December 31, 2006. During the years ended December 31, 2005 and 2004, we followed the disclosure-only provisions of FASB Statement No. 123 and did not recognize any compensation expense. As of December 31, 2006, there was $14.0 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 1.3 years.

Non-Employee Stock-Based Compensation Plans—

We maintain the 2004 Director Incentive Plan, as amended and restated, to provide incentives to our non-employee members of our board of directors. Up to 400,000 shares may be granted pursuant to the 2004 Director Incentive Plan through the award of shares of unrestricted common stock, restricted shares of common stock (“restricted stock”), and/or through the award of a right to receive shares of common stock (“RSUs”). Restricted awards are subject to a three-year graded vesting period, while the RSUs are fully vested when awarded.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A summary of our restricted share awards activity from the 2004 Director Incentive Plan is as follows (share information in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2005	19	$ 29.65
Granted	–	–
Vested	(7)	29.25
Forfeited	(2)	29.00
Nonvested shares at December 31, 2006	10	$ 30.05

During the year ended December 31, 2006, we issued 30,510 RSUs with a fair value of $26.55 per unit. These RSUs were fully vested on the grant date. Therefore, we recognized approximately $0.8 million of compensation expense upon their issuance. As of December 31, 2006, 27,120 RSUs were still outstanding. No RSUs were issued prior to January 1, 2006.

As of December 31, 2006, 346,182 shares had not been awarded and were available for future grants under the 2004 Director Incentive Plan. Unrecognized compensation related to unvested shares was less than $0.1 million and was $0.2 million as of December 31, 2006 and 2005, respectively. We expect to recognize this expense over the next 12 months.

We recognized compensation expense under the 2004 Director Incentive Plan and other individual restricted stock agreements, which is included in Salaries and benefits in the accompanying consolidated statements of operations, as follows (in millions):

	For the Year Ended December 31,
	2006	2005	2004
2004 Director Incentive Plan and other individual agreements	$ 0.9	$ 0.6	$ 0.2

Notwithstanding the foregoing, no option may be exercised and no shares of stock may be issuable pursuant to any of our stock-based compensation plans until we comply with the registration requirements of the federal securities laws, unless an exemption from registration is available with respect to such shares.

17.	Employee Benefit Plans:

Substantially all HealthSouth employees are eligible to enroll in HealthSouth sponsored health care plans, including coverage for medical and dental benefits. Our primary health care plans are national plans administered by third-party administrators. We are self-insured for these plans. During 2006, 2005, and 2004, costs associated with these plans, net of amounts paid by employees, approximated $81.4 million, $87.5 million, and $95.7 million, respectively.

The HealthSouth Retirement Investment Plan is a qualified 401(k) savings plan. The plan allows eligible employees to contribute up to 100% of their pay on a pre-tax basis into their individual retirement account in the plan subject to the normal maximum limits set annually by the Internal Revenue Service (“IRS”). Effective January 1, 2006, HealthSouth’s employer matching contribution increased to 50% of the first 4% of each participant’s elective deferrals. Prior to 2006, the Company match was 15% of the first 4% of each participant’s elective deferrals. All contributions to the plan are in the form of cash. Employees who are at least 21 years of age are eligible to participate in the plan. Prior to January 1, 2006, employees were also required to complete 90 days of service with the Company before becoming eligible to participate in the plan. Employer contributions vest gradually over a 6-year service period. Participants are always fully vested in their own contributions.

Employer contributions to the HealthSouth Retirement Investment Plan approximated $10.4 million, $2.7 million, and $3.2 million in 2006, 2005, and 2004, respectively.

Senior Management Bonus Program—

In 2006, 2005, and 2004, we adopted the 2006 Senior Management Bonus Program, the 2005 Senior Management Bonus Program, and the 2004 Senior Management Bonus Program, respectively, to reward senior management for performance based on a combination of corporate goals, divisional or regional goals, and individual goals. The corporate goals are dependent upon the Company meeting a pre-determined financial goal. The divisional or regional goals are determined in accordance with the specific plans agreed upon between each division and our board of directors as part of our routine budgeting and financial planning process. The individual goals, which are weighted according to importance and

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

include some objectives common to all eligible persons, are determined between each participant and his or her immediate supervisor. The program applies to persons who join the Company in, or are promoted to, senior management positions. In 2007, we expect to pay approximately $10.0 million under the program for the year ended December 31, 2006. In February 2006, we paid approximately $7.1 million under the program for the year ended December 31, 2005. In March 2005, we paid approximately $6.2 million under the program for the year ended December 31, 2004.

Key Executive Incentive Program—

On November 17, 2005, the Special Committee of our board of directors approved, upon the recommendation of the Compensation Committee and our chief executive officer (who is not a participant), the HealthSouth Corporation Key Executive Incentive Program. The Key Executive Incentive Program is a supplement to the Company’s overall compensation program for executives and is intended to incentivize key senior executives with equity awards that vest and cash bonuses that are payable, in each case through January 2009.

Eight executive officers (each a “Key Executive” and, collectively, the “Key Executives”) are entitled to receive incentive awards under the Key Executive Incentive Program. The Key Executives will receive approximately 50% – 60% of their awards in equity and 40% – 50% in cash. The equity component was comprised of approximately one-third stock options and two-thirds restricted stock.

The equity awards, which were made on November 17, 2005, were one-time special equity grants. These awards are separate from, and in addition to, the normal equity grants awarded in March of most years and generally are equivalent to the Key Executive’s normal annual grant. The stock options have an exercise price equal to $19.35 per share, the fair market value on the date of grant. The stock options and restricted stock will vest according to the following schedule: twenty-five percent in January 2007, twenty-five percent in January 2008, and the remaining fifty percent in January 2009.

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

Change in Control Benefits Plan—

We maintain the HealthSouth Corporation Change in Control Benefits Plan (the “Change in Control Plan”) to allow for payments to be made to participating employees (as designated by our chief executive officer) in the event of a change in control of the Company. Amounts payable under the Change in Control Plan are in lieu of and not in addition to any other severance or termination payment under any other plan or agreement with HealthSouth.

Under the Change in Control Plan, Participants are divided into three different tiers as designated by the Compensation Committee of our Board of Directors. Tier 1 is comprised of certain executive officers of HealthSouth; Tier 2 is comprised of HealthSouth’s division presidents and certain other officers of HealthSouth; and Tier 3 will be comprised of officers of the Company subsequently determined. Upon the occurrence of a Change in Control, each outstanding option to purchase common stock of HealthSouth held by participants in the Change in Control Plan will become automatically vested and exercisable. In addition, the vesting restrictions on all other awards relating to HealthSouth’s common stock held by a Participant will immediately lapse and will, in the case of restricted stock units and stock appreciation rights, become immediately payable.

In the event that a Participant’s employment is terminated either (1) by the Participant for Good Reason (as defined in the Change in Control Plan) or (2) by HealthSouth without Cause (as defined in the Change in Control Plan) within twenty-four months following a Change in Control or within three months of a Potential Change in Control (as defined in the Change in Control Plan), then such Participant shall receive a lump sum severance payment calculated in accordance with the terms of the Change in Control Plan and dependent upon the Participant’s Tier.

Following a termination upon a Change in Control, each Participant will continue to be covered by certain health and welfare benefit plans (excluding disability) maintained by HealthSouth under which the Participant was covered immediately prior to termination. The length of such coverage is dependent upon the Participant’s Tier. HealthSouth’s obligation to provide such benefits will cease if and when a Participant becomes employed by a third party that provides the Participant with substantially comparable health and welfare benefits.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Transitional Severance Plans—

On October 18, 2006, the Compensation Committee of our Board of Directors approved the HealthSouth Corporation Transitional Severance Plan – Executive Employees (the “Executive Transitional Severance Plan”) and the HealthSouth Corporation Transitional Severance Plan – Corporate Office Employees (the “Corporate Transitional Severance Plan” and, together with the Executive Plan, the “Transitional Severance Plans”). The Transitional Severance Plans provide severance and other post-termination benefits to certain employees who are designated by the Compensation Committee. The Transitional Severance Plans are set to terminate upon disposition of the surgery centers, outpatient, and diagnostic divisions.

Under the Transitional Severance Plans, if a participant’s employment is terminated by HealthSouth other than for cause, then the participant shall be entitled to receive a cash severance payment, health benefits, and such other benefits as may be determined by the plan’s administrator. The cash severance payment is in an amount equal to the participant’s monthly salary then in effect multiplied by the number of months of severance applicable to the participant. This amount is to be paid in either substantially equal installments or in a lump sum at our discretion. The number of months of severance to be received is based on the participant’s severance classification, as determined by our Board of Directors, and the executive’s termination date. If the participant is offered employment by any operating division’s successor that the Compensation Committee, in its sole discretion, determines to be comparable to, or better than, the participant’s employment with HealthSouth, then the participant will not be entitled to receive any benefits under the Transitional Severance Plans.

Pursuant to the Executive Transitional Severance Plan, certain executives designated by the Compensation Committee may also be eligible to receive a closing bonus following the disposition of the division for which the executive is employed. As determined by the Compensation Committee, the closing bonus will consist of a fixed and discretionary portion equal to a percentage of the executive’s annual base salary. For those executives that are corporate employees of HealthSouth, 80% of the closing bonus will be payable upon the disposition of our surgery centers division and 20% of such bonus will be payable upon the disposition of our outpatient division. Benefits to be received under the Executive Transitional Severance Plan will replace any severance or other post-termination benefits participants would have been entitled to receive under any employment agreement between any such executive participant and us.

18.	Discontinued Operations:

During 2006, 2005, and 2004, we identified 10 entities in our inpatient segment, 272 outpatient rehabilitation facilities, 30 surgery centers, 40 diagnostic centers, and 14 other facilities that met the requirements of FASB Statement No. 144 to be reported as discontinued operations.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the facilities identified in 2006 that met the requirements of FASB Statement No. 144, we reclassified our consolidated balance sheet for the year ended December 31, 2005 and our consolidated statements of operations and consolidated statements of cash flows for the years ended December 31, 2005 and 2004 to show the results of those facilities as discontinued operations. The operating results of discontinued operations, by operating segment and in total, are as follows (in millions):

	For the Year Ended December 31,
	2006	2005	2004
Inpatient:
Net operating revenues	$ 29.2	$ 41.4	$ 45.6
Costs and expenses	30.7	37.0	44.2
Impairments	1.8	0.5	–
(Loss) income from discontinued operations	(3.3)	3.9	1.4
(Loss) gain on disposal of assets of discontinued operations	(0.8)	0.4	(0.6)
Income tax expense	(0.2)	(1.4)	–
(Loss) income from discontinued operations	$ (4.3)	$ 2.9	$ 0.8
Surgery Centers:
Net operating revenues	$ 12.9	$ 36.8	$ 67.5
Costs and expenses	19.6	52.0	82.3
Impairments	–	0.5	2.5
Loss from discontinued operations	(6.7)	(15.7)	(17.3)
Gain on disposal of assets of discontinued operations	7.5	6.3	1.8
Income tax expense	–	–	–
Income (loss) from discontinued operations	$ 0.8	$ (9.4)	$ (15.5)
Outpatient:
Net operating revenues	$ 4.9	$ 22.3	$ 60.1
Costs and expenses	6.8	27.0	64.0
Impairments	–	–	0.8
Loss from discontinued operations	(1.9)	(4.7)	(4.7)
Gain (loss) on disposal of assets of discontinued operations	0.1	0.1	(1.2)
Income tax expense	–	–	–
Loss from discontinued operations	$ (1.8)	$ (4.6)	$ (5.9)
Diagnostic:
Net operating revenues	$ 11.2	$ 23.2	$ 38.0
Costs and expenses	20.9	32.3	50.6
Impairments	2.7	1.1	0.1
Loss from discontinued operations	(12.4)	(10.2)	(12.7)
Gain on disposal of assets of discontinued operations	5.0	2.0	3.1
Income tax expense	–	–	–
Loss from discontinued operations	$ (7.4)	$ (8.2)	$ (9.6)
Corporate and other:
Net operating revenues	$ 18.3	$ 76.7	$ 153.7
Costs and expenses	25.5	118.3	232.3
Impairments	–	6.6	16.7
Loss from discontinued operations	(7.2)	(48.2)	(95.3)
(Loss) gain on disposal of assets of discontinued operations	(6.1)	0.3	0.2
Income tax expense	–	–	–
Loss from discontinued operations	$ (13.3)	$ (47.9)	$ (95.1)
Total:
Net operating revenues	$ 76.5	$ 200.4	$ 364.9
Costs and expenses	103.5	266.6	473.4
Impairments	4.5	8.7	20.1
Loss from discontinued operations	(31.5)	(74.9)	(128.6)
Gain on disposal of assets of discontinued operations	5.7	9.1	3.3
Income tax expense	(0.2)	(1.4)	–
Loss from discontinued operations	$ (26.0)	$ (67.2)	$ (125.3)

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The assets and liabilities of discontinued operations consist of the following (in millions):

	As of December 31,
	2006	2005
Assets:
Cash and cash equivalents	$ 0.6	$ 3.0
Restricted cash	3.9	5.0
Accounts receivable, net	7.4	20.0
Prepaid expenses and other current assets	1.9	3.9
Total current assets	13.8	31.9
Property and equipment, net	2.6	61.6
Intangible assets, net	0.7	3.5
Other long-term assets	5.6	4.7
Total long-term assets	8.9	69.8
Total assets	$ 22.7	$ 101.7
Liabilities:
Current portion of long-term debt	$ –	$ 2.2
Accounts payable and other current liabilities	4.2	10.6
Total current liabilities	4.2	12.8
Long-term debt, net of current portion	–	6.4
Other long-term liabilities	3.8	1.2
Total long-term liabilities	3.8	7.6
Total liabilities	$ 8.0	$ 20.4

On July 20, 2005, we executed an asset purchase agreement with The Board of Trustees of the University of Alabama (the “University of Alabama”) for the sale of the real property, furniture, fixtures, equipment and certain related assets associated with our 219 licensed-bed acute care hospital located in Birmingham, Alabama (the “Birmingham Medical Center”) for $33.0 million. Simultaneously with the execution of this purchase agreement with the University of Alabama, we executed an agreement with an affiliate of the University of Alabama whereby this entity provided certain management services to the Birmingham Medical Center. On December 31, 2005, we executed an amended and restated asset purchase agreement with the University of Alabama. This amended and restated agreement provided that the University of Alabama will purchase the Birmingham Medical Center and associated real and personal property as well as our interest in the gamma knife partnership associated with this hospital. This transaction closed on March 31, 2006 and resulted in a net loss on disposal of assets of approximately $7.3 million.

We have transferred the hospital and associated real and personal property, including the transfer of our interest in the gamma knife partnership. Both the certificate of need under which the hospital operated and the licensed beds operated by us at the hospital were transferred as part of the sale of the hospital under the amended and restated agreement. The transaction also required that we acquire and convey title to the University of Alabama or its affiliate for certain professional office buildings that we leased. During the course of negotiations with the landlord of these properties, we agreed to continue certain rent payment obligations related to the terminated lease. The costs to terminate the lease associated with the professional office buildings approximated $29 million. These lease termination costs are the primary factor that contributed to the $7.3 million net loss on disposal of assets.

After consummation of this agreement with the University of Alabama, we no longer have the ability to operate or sell the incomplete 13-story building formerly known as the “Digital Hospital” as an acute care hospital without obtaining an additional certificate of need or specific exception.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The assets and liabilities of the Birmingham Medical Center included in discontinued operations consist of the following (in millions):

	As of December 31,
	2006	2005
Assets:
Accounts receivable, net	$ 3.0	$ 5.3
Other current assets	2.7	2.0
Total current assets	5.7	7.3
Property and equipment, net	–	26.1
Total long-term assets	–	26.1
Total assets	$ 5.7	$ 33.4
Liabilities:
Accounts payable and other current liabilities	$ 2.3	$ 3.7
Other long-term liabilities	3.5	4.8
Total liabilities	$ 5.8	$ 8.5

The operating results of the Birmingham Medical Center included in discontinued operations consist of the following (in millions):

	For the Year Ended December 31,
	2006	2005	2004
Net operating revenues	$ 17.6	$ 70.7	$ 131.0
Loss from discontinued operations, before provision for
income tax expense	(13.8)	(34.7)	(49.7)
19.	Income Taxes:

HealthSouth is subject to U.S. federal, state, and local income taxes. The Loss from continuing operations before income tax expense is as follows (in millions):

	For the Year Ended December 31,
	2006	2005	2004
Loss from continuing operations before income tax expense	$ (557.9)	$ (340.4)	$ (37.3)

The significant components of the provision for income taxes related to continuing operations are as follows (in millions):

	For the Year Ended December 31,
	2006	2005	2004
Current:
Federal	$ (0.2)	$ 4.2	$ 2.7
State and local	8.1	17.2	14.6
Total current expense	7.9	21.4	17.3
Deferred:
Federal	31.4	17.2	(5.1)
State and local	1.8	(0.2)	(0.3)
Total deferred expense (benefit)	33.2	17.0	(5.4)
Total income tax expense related to continuing operations	$ 41.1	$ 38.4	$ 11.9

We received net income tax refunds of $12.4 million in 2006, $4.8 million in 2005, and $8.1 million in 2004. Net income tax refunds were attributable to payments for estimated income taxes offset by payments that exceeded the actual tax liabilities, net operating loss carryback claims received, settlements of previous audits, and certain amended state income tax returns.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A reconciliation of differences between the federal income tax at statutory rates and our actual income tax expense on loss from continuing operations, which include federal, state, and other income taxes, is as follows:

	For the Year Ended December 31,
	2006	2005	2004
Tax benefit at statutory rate	(35.0%)	(35.0%)	(35.0%)
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal tax benefit	0.6%	3.3%	25.4%
Indefinite-lived assets	6.3%	6.0%	(14.3%)
Interest, net	(0.6%)	0.0%	0.0%
Other, net	(0.1%)	(0.6%)	0.8%
Increase in valuation allowance	36.2%	37.6%	55.0%
Income tax expense	7.4%	11.3%	31.9%

The income tax benefit at the statutory rate is the expected tax benefit resulting from the loss due to continuing operations. However, we had income tax expense in 2006 due to state income taxes associated with certain subsidiaries that file separate state income tax returns, corporate joint ventures that file separate federal income tax returns, an increase in taxes associated with certain indefinite-lived assets, and an increase in the valuation allowance. In 2005, we had income tax expense due to state income taxes associated with certain subsidiaries that file separate state income tax returns, corporate joint ventures that file separate federal income tax returns, an increase in taxes associated with certain indefinite-lived assets, and an increase in the valuation allowance. We had income tax expense in 2004 primarily due to state income taxes associated with certain subsidiaries that file separate state income tax returns and an increase in the valuation allowance.

Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss (“NOL”) carryforwards. The significant components of HealthSouth’s deferred tax assets and liabilities are as follows (in millions):

	As of December 31,
	2006	2005
Deferred income tax assets:
Net operating loss	$ 740.5	$ 405.5
Allowance for doubtful accounts	98.9	27.6
Accrual for government, class action, and related settlements	93.1	139.5
Insurance reserve	39.0	42.8
Other accruals	–	9.2
Property, net	125.0	143.1
Intangibles	105.2	121.1
Carrying value of partnerships	9.2	–
Other	16.1	0.2
Total deferred income tax assets	1,227.0	889.0
Less: Valuation allowance	(1,220.7)	(879.4)
Net deferred income tax assets	6.3	9.6
Deferred income tax liabilities:
Intangibles	(83.1)	(49.3)
Carrying value of partnerships	–	(5.8)
Other	(2.3)	(0.8)
Total deferred income tax liabilities	(85.4)	(55.9)
Net deferred income tax liabilities	(79.1)	(46.3)
Less: Current deferred tax assets	0.9	1.2
Noncurrent deferred tax liabilities	$ (80.0)	$ (47.5)

FASB Statement No. 109 requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. We based our decision to establish a valuation allowance primarily on negative evidence of cumulative losses in recent years. After consideration of all evidence, both positive and negative, management concluded that it is more likely than not that we will not realize a portion of our deferred tax assets and that a valuation allowance of $1.2 billion and $879.4 million is necessary for the years ended December 31, 2006 and 2005,

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

respectively. For the years ended December 31, 2006, 2005, and 2004, the net increases in our valuation allowance were $341.3 million, $135.1 million, and $192.9 million, respectively. The valuation allowance for all years increased in part as a result of certain deferred tax liabilities that are indefinite-lived, which inherently means that the reversal period of these liabilities is unknown. Therefore, for scheduling the expected utilization of deferred tax assets as required by FASB Statement No. 109, these indefinite-lived liabilities cannot be looked upon as a source of future taxable income, and an additional valuation allowance must be established. An additional liability was established as a result of carrying value differences in partnerships resulting from accounting adjustments for past years in which we are precluded from filing amended partnership returns due to the statute of limitations being closed. The IRS is currently examining our originally filed 1996 through 1998 federal consolidated income tax returns.

At December 31, 2006, HealthSouth had unused federal net operating loss carryforwards of approximately $1.6 billion. Such losses expire in various amounts at varying times through 2026. These NOL carryforwards result in a deferred tax asset of approximately $568.9 million at December 31, 2006. A valuation allowance is being taken against our net deferred tax assets, exclusive of indefinite-lived intangibles discussed above, including these loss carryforwards.

Based on the operating results through 2006, we anticipate filing amended income tax returns for the years 2000 through 2004, which will result in significant tax net operating losses. Such losses may be carried back to reclaim any available U.S. federal income taxes paid in prior years or carried forward to mitigate future tax liabilities.

Pursuant to FASB Statement No. 5, we evaluated the recovery of federal and state income taxes in anticipation of filing amended income tax returns for all open years where income has been adjusted or restated. Additionally, HealthSouth and its subsidiaries’ federal and state income tax returns are periodically examined by various regulatory taxing authorities. In connection with such examinations, taxing authorities, including the IRS and various state departments of revenue, have raised issues and proposed tax deficiencies. In connection with such examinations, we have settled our federal income tax liabilities with the IRS for the years 1994 through 1995. During 2006, we received income tax refunds and interest in the amount of $22.4 million as a result of this settlement. In May 2006, we received the IRS’s report and assessment of additional income taxes for the years 1996 through 1998. We filed a formal reply in July 2006 and are currently working to resolve the matters from this report and assessment. We fully expect to have all remaining open restatement years under audit by the IRS in the near future.

Amounts related to these tax deficiencies and other contingencies have been considered by management in its estimate of our potential net recovery of prior income taxes. This potential net recovery is included in our consolidated balance sheet as Income tax refund receivable and has a balance of $218.8 million as of December 31, 2006. During 2006, this receivable was decreased by a refund from the IRS of approximately $22.4 million, which represents the settlement of the Company’s 1994 through 1995 examination. The receivable has also been reduced by approximately $92.9 million of tentative refunds already received as of the end of 2006 based upon carryback claims previously filed by the Company. The assumptions and computations used to determine this estimate have not yet been reviewed by federal or state examiners, and are subject to reduction and/or elimination. Resolution of the amount of taxes recoverable will not be made until a future date when HealthSouth and the taxing authorities agree to the appropriate adjustments. Management believes it has provided the best estimate of this probable recovery based upon the information available at this time and believes that the ultimate resolution of these amounts is not expected to materially affect our consolidated financial position, results of operations, or cash flows.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

20.	Loss Per Common Share:

The calculation of loss per common share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted loss per common share recognizes the effect of all dilutive potential common shares that were outstanding during the respective periods, unless their impact would be antidilutive. The following table sets forth the computation of basic and diluted loss per share (in millions, except per share amounts):

	For the Year Ended December 31,
	2006	2005	2004
Numerator:
Loss from continuing operations	$ (599.0)	$ (378.8)	$ (49.2)
Less: Convertible perpetual preferred dividends	(22.2)	–	–
Loss from continuing operations available to common
shareholders	(621.2)	(378.8)	(49.2)
Loss from discontinued operations, net of tax	(26.0)	(67.2)	(125.3)
Net loss available to common shareholders	$ (647.2)	$ (446.0)	$ (174.5)
Denominator:
Basic—weighted average common shares outstanding	79.5	79.3	79.3
Diluted—weighted average common shares outstanding	90.3	79.6	79.5
Basic and diluted loss per share:
Loss from continuing operations available to common
shareholders	$ (7.81)	$ (4.77)	$ (0.62)
Loss from discontinued operations, net of tax	(0.33)	(0.85)	(1.58)
Net loss per share available to common shareholders	$ (8.14)	$ (5.62)	$ (2.20)

Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options, restricted stock awards, convertible debentures, restricted stock units, and convertible perpetual preferred stock. For the years ended December 31, 2006, 2005, and 2004, the number of potential shares approximated 10.8 million, 0.3 million, and 0.2 million, respectively. Including these potential common shares in the denominator resulted in an antidilutive per share amount due to our Net loss available to common shareholders. Therefore, no separate computation of diluted earnings per share is presented.

Options to purchase approximately 3.4 million, 2.0 million, and 1.2 million shares of common stock were outstanding as of December 31, 2006, 2005, and 2004, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.

As discussed within Note 9, Long-term Debt, we repaid our 3.25% Convertible Subordinated Debentures which were due April 1, 2003, from the net proceeds of a loan arranged by Credit Suisse First Boston, on January 16, 2004. In connection with this transaction, we issued warrants to the lender to purchase two million shares of our common stock. Each warrant has a term of ten years from the date of issuance and an exercise price of $32.50 per share. The warrants were not assumed exercised for dilutive shares outstanding because they were antidilutive in the period.

As discussed in more detail in Note 12, Convertible Perpetual Preferred Stock, in March 2006, we issued 400,000 shares of convertible perpetual preferred stock as part of a recapitalization of HealthSouth. We use the if-converted method to include the convertible perpetual preferred stock in our computation of diluted loss per share.

In September 2006, we agreed to issue approximately 5.0 million shares of common stock and warrants to purchase approximately 8.2 million shares of common stock to settle our class action securities litigation. This agreement received final court approval on January 11, 2007. For additional information, see Note 24, Securities Litigation Settlement.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

21.	Related Party Transactions:

The Company has entered into certain transactions involving former directors, officers and employees. We have summarized material related party transactions, not disclosed elsewhere (see Note 8, Investment in and Advances to Nonconsolidated Affiliates), as follows:

Meadowbrook Healthcare, Inc.—

In 2001 and 2002, we reserved approximately $38.0 million related to amounts due from Meadowbrook Healthcare, Inc. (“Meadowbrook”), an entity formed by one of our former chief financial officers, related to net working capital advances made to Meadowbrook during 2001 and 2002. In August 2005, we received a cash payment of $37.9 million from Meadowbrook. This cash payment is included as Recovery of amounts due from Meadowbrook in our 2005 consolidated statement of operations. See Note 25, Contingencies and Other Commitments, for information regarding litigation between HealthSouth and Meadowbrook.

U.S. HealthWorks, Inc.—

In March 2001, we sold our occupational medicine business to U.S. HealthWorks, Inc. for approximately $43.1 million. The purchase price consisted of approximately $30.1 million in cash at closing and two notes ($7.0 million and $6.0 million) for the balance. One of our former chief financial officers was appointed to the board of directors of U.S. HealthWorks, Inc. as a condition to the sale. In 2002, we forgave the then-remaining balance of $4.0 million of the $6.0 million note. We forgave the $7.0 million note in 2004 through a charge to Other operating expenses.

22.	Medicare Program Settlement:

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

On December 30, 2004, we entered into a global settlement agreement (the “Settlement Agreement”) with the United States. This settlement was comprised of (1) the claims consolidated in the Devage case, which related to claims for reimbursement for outpatient physical therapy services rendered to Medicare, the TRICARE Management Activity (“TRICARE”), or United States Department of Labor (the “DOL”) beneficiaries, (2) the submission of claims to Medicare for costs relating to our allegedly improper accounting practices, (3) the submission of other unallowable costs included in our Medicare Home Office Cost Statements and in our individual provider cost reports, and (4) certain other conduct (collectively, the “Covered Conduct”). The parties to this global settlement include us and the United States acting through the DOJ’s civil division, HHS-OIG, the DOL through the Employment Standards Administration’s Office of Workers’ Compensation Programs, Division of Federal Employees’ Compensation (“OWCP-DFEC”), TRICARE, and certain other individuals and entities which had filed civil suits against us and/or our affiliates (those other individuals and entities, the “Relators”).

Pursuant to the Settlement Agreement, we agreed to make cash payments to the United States in the aggregate amount of $325 million, plus accrued interest from November 4, 2004 at an annual rate of 4.125%. The United States agreed, in turn, to pay the Relators the portion of the settlement amount due to the Relators pursuant to the terms of the Settlement Agreement. Through December 31, 2006, we have made payments of approximately $238.3 million (excluding interest), with the remaining balance of $86.7 million (plus interest), to be paid in quarterly installments ending in the fourth quarter of 2007. As of December 31, 2006 and 2005, approximately $86.7 million and $83.3 million, respectively, of the cash settlement amount were included in Current portion of government, class action, and related settlements in our consolidated balance sheets.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

•	report and return overpayments received from federal health care programs;
•	notify the HHS-OIG of any new investigations or legal proceedings initiated by a governmental entity involving an allegation of fraud or criminal conduct against HealthSouth;
•	notify the HHS-OIG of the purchase, sale, closure, establishment, or relocation of facilities furnishing items or services that are reimbursed under federal health care programs; and
•	submit annual reports to the HHS-OIG regarding our compliance with the CIA.

The CIA also requires that we engage an Independent Review Organization (“IRO”) to assist us in assessing and evaluating: (1) our billing, coding, and cost reporting practices with respect to our inpatient rehabilitation facilities, (2) our billing and coding practices for outpatient items and services furnished by outpatient departments of our inpatient facilities and through other HealthSouth outpatient rehabilitation facilities; and (3) certain other obligations pursuant to the CIA and the Settlement Agreement. We engaged PricewaterhouseCoopers LLP to serve as our IRO.

On April 28, 2005, we submitted an implementation report to the HHS-OIG stating that we had, within the 90-day time frame, materially complied with the initial requirements of this new CIA. In addition, on April 28, 2006, we submitted our first annual report under the CIA, which included a report by our IRO.

As discussed in Note 25, Contingencies and Other Commitments, we entered into an addendum to our CIA which requires additional compliance training and annual audits of billing practices relating to prosthetic and orthotic devices. The addendum has a term of three years and will run concurrently with our existing five-year CIA.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Failure to meet our obligations under our CIA could result in stipulated financial penalties. Failure to comply with material terms, however, could lead to exclusion from further participation in federal health care programs, including Medicare and Medicaid, which currently account for a substantial portion of our revenues.

23.	SEC Settlement:

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

Under the terms of the SEC Settlement, we agreed, without admitting or denying the SEC’s allegations, to be enjoined from future violations of certain provisions of the securities laws. We also agreed to:

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

We retained a qualified governance consultant to perform a review of the adequacy and effectiveness of our corporate governance systems, policies, plans, and practices, which review is now complete. The consultant’s report of that review concluded, among other things, that “[t]he company’s current practices, created by the new directors and executives, meet contemporary standards of corporate governance.” In addition, we have chosen to provide the SEC all communications between our independent auditor and our management and/or Audit Committee rather than retaining an accounting consultant to review the effectiveness of our internal controls. Further, we hired an experienced internal audit professional to serve as our Inspector General and to lead our internal audit department. We continue to comply with the other terms of the SEC Settlement.

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

As of December 31, 2006, the remaining amount of $50.0 million due under the SEC Settlement was included in Current portion of government, class action, and related settlements in our consolidated balance sheet.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

24.	Securities Litigation Settlement:

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

On February 22, 2006, we announced that we had reached a preliminary agreement in principle with the lead plaintiffs in the Stockholder Securities Action, the Bondholder Securities Action, and the derivative litigation, as well as with our insurance carriers, to settle claims filed in those actions against us and many of our former directors and officers. On September 26, 2006, the plaintiffs in the Stockholder Securities Action and the Bondholder Securities Action, HealthSouth, and certain individual former HealthSouth employees and board members entered into and filed a stipulation of partial settlement of this litigation. We also entered into definitive agreements with the lead plaintiffs in these actions and the derivative actions, as well as certain of our insurance carriers, to settle the litigation. These settlement agreements memorialized the terms contained in the preliminary agreement in principle entered into in February 2006. Under the settlement agreements, federal securities and fraud claims brought in the Consolidated Securities Action against us and certain of our former directors and officers were settled in exchange for aggregate consideration of $445 million, consisting of HealthSouth common stock and warrants valued at $215 million and cash payments by HealthSouth’s insurance carriers of $230 million. In addition, the settlement agreements provided that the plaintiffs in the Stockholder Securities Action and the Bondholder Securities Action will receive 25% of any net recoveries from future judgments obtained by us or on our behalf with respect to certain claims against Richard M. Scrushy, our former chairman and chief executive officer (excluding the $48 million judgment against Mr. Scrushy on January 3, 2006, as discussed in Note 25, Contingencies and Other Commitments), Ernst & Young LLP, our former auditor, and UBS, our former primary investment bank, each of which remains a defendant in the derivative actions as well as the Consolidated Securities Action. The settlement agreements were subject to the satisfaction of a number of conditions, including final approval of the United States District Court and the approval of bar orders in the Consolidated Securities Action and the derivative litigation by the United States District Court and the Alabama Circuit Court that would, among other things, preclude certain claims by the non-settling co-defendants

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

against HealthSouth and the insurance carriers relating to matters covered by the settlement agreements. The settlement agreements also required HealthSouth to indemnify the settling insurance carriers, to the extent permitted by law, for any amounts that they are legally obligated to pay to any non-settling defendants. As of December 31, 2006, we have not recorded a liability regarding these indemnifications, as we do not believe it is probable we will have to perform under the indemnification portion of these settlement agreements and any amount we would be required to pay is not estimable at this time.

On September 28, 2006, the United States District Court entered an order preliminarily approving the stipulation and settlement. Following a period to allow class members to opt out of the settlement and for objections to the settlement to be lodged, the Court held a hearing on January 8, 2007 and determined that the proposed settlement is fair, reasonable and adequate to the class members and that it should receive final approval. An order approving the settlement was entered on January 11, 2007. Individual class members representing approximately 205,000 shares of common stock and one bondholder with a face value of $1.5 million elected to be excluded from the settlement. The order approving the settlement bars claims by the non-settling defendants arising out of or relating to the Stockholder Securities Action, the Bondholder Securities Action, and the derivative litigation but does not prevent other security holders excluded from the settlement from asserting claims directly against the Company.

Despite approval of the securities class action settlement, there are class members who have elected to “opt out” of the securities class action settlement and pursue claims individually. In addition, AIG Global Investment Corporation (“AIG”), which failed to opt out of the class settlement on a timely basis, has requested that the court allow it to opt out despite missing the district court’s deadline. In the court’s Partial Final Judgment and Order of Dismissal with Prejudice dated January 11, 2007, the court found that allowing AIG to opt out after the deadline would result in serious prejudice to us and denied AIG’s request for an expansion of time to opt out. On January 26, 2007, AIG moved for reconsideration of the court’s decision on this issue. That motion is pending, and we cannot predict the outcome of these proceedings. If the court were to grant the motion for reconsideration, AIG would likely bring individual claims alleging substantial damages relating to the purchase by AIG and its affiliates of HealthSouth debt securities with an aggregate face amount exceeding $180 million. If the court were to deny the motion for reconsideration, and AIG were not successful with an appeal of that denial, we believe AIG’s individual claims would be precluded by the securities class action settlement.

We recorded a charge of $215.0 million as Government, class action, and related settlements expense in our 2005 consolidated statement of operations. During 2006, we reduced our liability for this settlement by approximately $31.2 million based on the value of our common stock and the associated common stock warrants on the date the order granting court approval was entered. In addition, we recorded a related receivable from our insurers in the amount of $230.0 million and increased the corresponding liability in the same amount to state the total liability at the aggregate value of the consideration to be exchanged—the securities to be issued by the Company and the cash to be paid by the insurers. The corresponding liability as of December 31, 2006 and 2005 is included in Current portion of government, class action, and related settlements in our consolidated balance sheets. The charge for this settlement will be revised in future periods to reflect additional changes in the fair value of the common stock and warrants until they are issued.

25.	Contingencies and Other Commitments:

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

Investigations and Proceedings Commenced by the SEC, the Department of Justice, and Other Governmental Authorities—

In September 2002, the SEC notified us that it was conducting an investigation of trading in our securities that occurred prior to an August 27, 2002 press release concerning the impact of new Medicare billing guidance on our expected earnings. On February 5, 2003, the United States District Court for the Northern District of Alabama issued a subpoena requiring us to provide various documents in connection with a criminal investigation of us and certain of our directors, officers, and employees being conducted by the United States Attorney for the Northern District of Alabama. On March 18, 2003, agents from the Federal Bureau of Investigation executed a search warrant at our headquarters in connection with the United States Attorney’s investigation and were provided access to a number of financial records and other materials. The agents

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

simultaneously served a grand jury subpoena on us on behalf of the criminal division of the DOJ. Some of our employees also received subpoenas.

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

As discussed in greater detail in Note 23, SEC Settlement, on June 6, 2005, the SEC approved the SEC Settlement with us relating to this lawsuit. Under the terms of the SEC Settlement, we have agreed, without admitting or denying the SEC’s allegations, to be enjoined from future violations of certain provisions of the securities laws. We have also agreed to pay a $100 million civil penalty and disgorgement of $100 to the SEC in installments over two years, beginning in the fourth quarter of 2005. We consented to the entry of a final judgment (which judgment was entered by the United States District Court for the Northern District of Alabama, Southern Division) to implement the terms of the SEC Settlement. Mr. Scrushy remains a defendant in the lawsuit.

On April 10, 2003, the DOJ’s civil division notified us that it was expanding its investigation (which began with the lawsuit United States ex rel. Devage v. HealthSouth Corp., et al., C.A. No. SA-98-EA-0372-FV, filed in the United States District Court for the Western District of Texas) into allegations of fraud associated with Medicare cost reports submitted by us for fiscal years 1995 through 2002. We subsequently received subpoenas from the HHS-OIG and requests from the DOJ’s civil division for documents and other information regarding this investigation. As described in Note 22, Medicare Program Settlement, on December 30, 2004, we announced that we had entered into a global settlement agreement with the DOJ’s civil division and other parties to resolve the primary claims made in the Devage litigation, although the DOJ continues to review certain other matters, including self-disclosures made by us to the HHS-OIG.

Non-Prosecution Agreement—

On May 17, 2006, we announced that we reached a non-prosecution agreement (the “Non-Prosecution Agreement”) with the DOJ with respect to the accounting fraud committed by members of our former management. We have pledged to continue our cooperation with the DOJ and paid $3.0 million to the U.S. Postal Inspection Services Consumer Fraud Fund during 2006 in connection with the execution of the Non-Prosecution Agreement. This payment was recorded in Government, class action, and related settlements expense in our 2006 consolidated statement of operations.

Notwithstanding the foregoing, the DOJ has reserved the right to prosecute us for any crimes committed by our employees if we violate the terms of the Non-Prosecution Agreement. The Non-Prosecution Agreement expires on May 17, 2009.

Securities Litigation—

See Note 24, Securities Litigation Settlement, for a discussion of the settlement entered into with the lead plaintiffs in certain securities actions.

On November 24, 2004, an individual securities fraud action captioned Burke v. HealthSouth Corp., et al., 04-B-2451 (OES), was filed in the United States District Court of Colorado against us, some of our former directors and officers, and our former auditor. The complaint makes allegations similar to those in the Consolidated Securities Action, as defined in Note 24, Securities Litigation Settlement, and asserts claims under the federal securities laws and Colorado state law based on plaintiff’s alleged receipt of unexercised options and his open-market purchases of our stock. By order dated May 3, 2005, the action was transferred to the United States District Court for the Northern District of Alabama, where it remains pending. The plaintiff in this case has not opted out of the Consolidated Securities Action settlement discussed in Note 24, Securities Litigation Settlement. Although the deadline for opting out in the Consolidated Securities Action has passed, if the Burke action resumes, we will continue to vigorously defend ourselves in this case. However, based on the stage of litigation, and review of the current facts and circumstances, we are unable to determine an amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case should litigation continue or whether any resultant liability would have a material adverse effect on our financial position, results of operations, or cash flows.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Derivative Litigation—

Between 1998 and 2004, a number of lawsuits purporting to be derivative actions (i.e., lawsuits filed by shareholder plaintiffs on our behalf) were filed in several jurisdictions, including the Circuit Court for Jefferson County, Alabama, the Delaware Court of Chancery, and the United States District Court for the Northern District of Alabama. All derivative complaints filed in the Circuit Court of Jefferson County, Alabama since 2002 have been consolidated and stayed in favor of the first-filed action captioned Tucker v. Scrushy, CV-02-5212, filed August 28, 2002. The Tucker complaint names as defendants a number of former HealthSouth officers and directors. Tucker also asserts claims on our behalf against Ernst & Young LLP, UBS Group, UBS Investment Bank, and UBS Securities, LLC, as well as against MedCenterDirect.com, Source Medical Solutions, Inc., Capstone Capital Corp., Healthcare Realty Trust, and G.G. Enterprises. Two derivative lawsuits filed in the United States District Court for the Northern District of Alabama were consolidated under the caption In re HealthSouth Corp. Derivative Litigation, CV-02-BE-2565. The court stayed further action in this federal consolidated action in deference to litigation filed in state courts in Alabama and Delaware. Two derivative lawsuits filed in the Delaware Court of Chancery were consolidated under the caption In re HealthSouth Corp. Shareholders Litigation, Consolidated Case No. 19896. Plaintiffs’ counsel in this litigation and in Tucker agreed to litigate all claims asserted in those lawsuits in the Tucker litigation, except for claims relating to an agreement to retire a HealthSouth loan to Richard M. Scrushy with shares of our stock (the “Buyback Claim”). On November 24, 2003, the court granted the plaintiffs’ motion for summary judgment on the Buyback Claim and rescinded the retirement of Scrushy’s loan. The court’s judgment was affirmed on appeal. We have collected a judgment of $12.5 million, net of attorneys’ fees awarded by the court. See also Note 13, Shareholders’ Deficit.

When originally filed, the primary allegations in the Tucker case involved self-dealing by Mr. Scrushy and other insiders through transactions with various entities allegedly controlled by Mr. Scrushy. The complaint was amended four times to add additional defendants and include claims of accounting fraud, improper Medicare billing practices, and additional self-dealing transactions. On January 3, 2006, the Alabama Circuit Court in the Tucker case granted the plaintiff’s motion for summary judgment against Mr. Scrushy on a claim for the restitution of incentive bonuses Scrushy received for years 1996 through 2002. Including pre-judgment interest, the court’s total award was approximately $48 million, which amount was affirmed by the Alabama Supreme Court on August 25, 2006. The judgment does not resolve other claims brought by the plaintiffs against Mr. Scrushy. With interest, the final judgment amount was approximately $52.8 million.

As of December 31, 2006, we had collected approximately $47.9 million of this judgment and had entered into an agreement with Mr. Scrushy which required him to pledge certain parcels of real estate as security for payment of the remainder of the amount. Of the $47.9 million collected as of December 31, 2006, approximately $14.8 million was collected via Mr. Scrushy’s return of 723,921 shares of HealthSouth common stock and approximately $21.5 million represents the right of offset discussed below under “Litigation by and Against Richard M. Scrushy.” During 2006, we recorded $47.8 million as Recovery of amounts due from Richard M. Scrushy in our consolidated statement of operations, with the remaining $5.0 million of the total award recorded as Interest income. As of December 31, 2006, the remainder of the amount owed to us by Mr. Scrushy, or $4.9 million plus interest, is included in Other current assets in our consolidated balance sheet. This amount was received in February 2007.

Additionally, we have entered into an agreement with the plaintiffs’ attorneys in the Tucker litigation under which we have agreed to pay them a fee of $17.5 million for obtaining this judgment. This fee is included in Professional fees—accounting, tax, and legal in our 2006 consolidated statement of operations. As of December 31, 2006, we had a remaining balance of approximately $5.9 million of this fee owed to the plaintiffs’ attorneys. This liability is included in Other current liabilities in our consolidated balance sheet. The remaining balance was paid in February 2007.

On September 26, 2006, certain parties to the Tucker litigation entered into and filed a stipulation of settlement. The substantive terms of the settlement are consistent with the preliminary agreement reached in February 2006. Of the $445 million to be paid in accordance with the settlement of the Consolidated Securities Action, $100 million is being credited to the plaintiffs in the Tucker litigation. On September 27, 2006, the Alabama Circuit Court entered an order preliminarily approving the stipulation and settlement. The Court held a hearing on January 9, 2007 to determine the fairness, reasonableness and adequacy of the settlement, whether the settlement should be finally approved by the Court, and to hear and determine any objections to the settlement. The settlement was approved, and an order granting such approval was entered on January 11, 2007. All objections to the settlement were withdrawn, and no individual class members opted out of the settlement. Additionally, we reached an agreement with the plaintiffs’ attorneys in the Tucker litigation under which we have agreed to pay them a fee of $15 million in connection with the settlement of the Consolidated Securities Action (which is in addition to the $17.5 million fee discussed above). This fee is included in Professional fees—accounting, tax, and legal in our 2006 consolidated statement of operations and in Other current liabilities in our consolidated balance sheet as of

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006. This fee is due upon the earlier of our sale of the 723,921 shares of HealthSouth stock Mr. Scrushy returned to us (as noted above) or June 30, 2007.

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

We intend to vigorously defend ourselves in this case. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case. We also intend to vigorously pursue our claim against Ernst & Young LLP.

ERISA Litigation—

In 2003, six lawsuits were filed in the United States District Court for the Northern District of Alabama against us and some of our current and former officers and directors alleging breaches of fiduciary duties in connection with the administration of our Employee Stock Benefit Plan (the “ESOP”). These lawsuits were consolidated under the caption In re HealthSouth Corp. ERISA Litigation, Consolidated Case No. CV-03-BE-1700-S (the “ERISA Action”). The plaintiffs filed a consolidated complaint on December 19, 2003 that alleged, generally, that fiduciaries to the ESOP breached their duties to loyally and prudently manage and administer the ESOP and its assets in violation of sections 404 and 405 of the Employee Retirement Income Security Act of 1974, 29 U.S.C. § 1001 et seq. (“ERISA”), by failing to monitor the administration of the ESOP, failing to diversify the portfolio held by the ESOP, and failing to provide other fiduciaries with material information about the ESOP. The plaintiffs sought actual damages including losses suffered by the plan, imposition of a constructive trust, equitable and injunctive relief against further alleged violations of ERISA, costs pursuant to 29 U.S.C. § 1132(g), and attorneys’ fees. The plaintiffs also sought damages related to losses under the plan as a result of alleged imprudent investment of plan assets, restoration of any profits made by the defendants through use of plan assets, and restoration of profits that the plan would have made if the defendants had fulfilled their fiduciary obligations. Pursuant to an Amended Class Action Settlement Agreement entered into on March 6, 2006, all parties agreed to a global settlement of the claims in the ERISA Action. Under the terms of this settlement, Michael Martin, a former chief financial officer of the Company, contributed $350,000 to resolve claims against him, Richard M. Scrushy and our insurance carriers contributed $3.5 million to resolve claims against him, and HealthSouth and its insurance carriers contributed $25 million to settle claims against all remaining defendants, including HealthSouth. In addition, we were required to contribute the first $1.0 million recovered from Mr. Scrushy for the restitution of incentive bonuses paid to him during 1996 through 2002. On June 28, 2006, the Court granted final approval to the Amended Class Action Settlement Agreement and the ERISA Action was dismissed with prejudice.

Insurance Coverage Litigation—

In 2003, approximately 14 insurance companies filed complaints in state and federal courts in Alabama, Delaware, and Georgia alleging that the insurance policies issued by those companies to us and/or some of our directors and officers should be rescinded on grounds of fraudulent inducement. The complaints also sought a declaration that we and/or some of our

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

current and former directors and officers are not covered under various insurance policies. These lawsuits challenged the majority of our director and officer liability policies, including our primary director and officer liability policy in effect for the claims at issue. Actions filed by insurance companies in the United States District Court for the Northern District of Alabama were consolidated for pretrial and discovery purposes under the caption In re HealthSouth Corp. Insurance Litigation, Consolidated Case No. CV-03-BE-1139-S. Four lawsuits filed by insurance companies in the Circuit Court of Jefferson County, Alabama were consolidated with the Tucker case for discovery and other pretrial purposes. Cases related to insurance coverage that were filed in Georgia and Delaware have been dismissed. We filed counterclaims against a number of the plaintiffs in these cases alleging, among other things, bad faith for wrongful failure to provide coverage.

On September 26, 2006, in connection with the settlement of the Consolidated Securities Action and derivative litigation (as discussed in Note 24, Securities Litigation Settlement), we executed a settlement agreement with the insurers that is substantively consistent with the preliminary agreement in principle reached in February 2006. The settlement agreement also requires HealthSouth to indemnify the settling insurance carriers, to the extent permitted by law, for any amounts that they are legally obligated to pay to any non-settling defendants.

Litigation by and Against Richard M. Scrushy—

After the dismissal of several lawsuits filed against us by Richard M. Scrushy, on December 9, 2005, Mr. Scrushy filed a complaint in the Circuit Court of Jefferson County, Alabama, captioned Scrushy v. HealthSouth, CV-05-7364. The complaint alleges that, as a result of Mr. Scrushy’s removal from the position of chief executive officer in March 2003, we owe him “in excess of $70 million” pursuant to an employment agreement dated as of September 17, 2002. In addition, on or about December 19, 2005, Mr. Scrushy filed a demand for arbitration with the American Arbitration Association pursuant to an indemnity agreement with us. The arbitration demand sought to require us to pay expenses which he estimated exceeded $31 million incurred by Mr. Scrushy, including attorneys’ fees, in connection with the defense of criminal fraud claims against him and in connection with a preliminary hearing in the SEC litigation.

On October 17, 2006, the arbitrator issued a final award of approximately $17.0 million to Mr. Scrushy and further ruled that Mr. Scrushy was entitled to payment by HealthSouth of approximately $4.0 million in pre-judgment interest and attorneys’ fees and expenses incurred by Scrushy in connection with the arbitration proceeding. On August 31, 2006, HealthSouth and the Tucker plaintiffs filed a joint motion in the Tucker case to offset the entire award to Mr. Scrushy in the arbitration, including fees and interest, against the approximately $48 million judgment against Mr. Scrushy in Tucker for repayment of his bonuses, which judgment is accruing interest. Mr. Scrushy opposed that effort, and on October 17, 2006 filed a lawsuit captioned Scrushy v. HealthSouth Corporation, CA No. 2483-N, in the Delaware Court of Chancery for New Castle County seeking confirmation of the arbitration award in that court. A settlement was reached with Mr. Scrushy by which he agreed to an offset of the arbitrator’s award in the amount of $21.5 million, which amount is included in the amount collected from Mr. Scrushy on the Tucker judgment. We accrued an estimate of these legal fees as of December 31, 2005 and 2004, which was included in Professional fees—accounting, tax, and legal in our consolidated statements of operations for the years ended December 31, 2005 and 2004 and Other current liabilities in our consolidated balance sheets as of December 31, 2005 and 2004 in connection with the arbitration demand. Based on the arbitrator’s ruling, we may have an obligation to indemnify Mr. Scrushy for certain costs associated with ongoing litigation. As of December 31, 2006, an estimate of these legal fees is included in Other current liabilities in our consolidated balance sheet.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Litigation Against Former Officers—

On June 10, 2004, we filed a collection action in the Circuit Court of Jefferson County, Alabama, captioned HealthSouth Corp. v. James Goodreau, CV-04-3619, to collect unpaid loans in the original principal amount of $55,500 that we made to James A. Goodreau, our former Director of Corporate Security, while he was a HealthSouth employee. Mr. Goodreau asserted counterclaims against us seeking compensatory damages in the approximate amount of $6 million dollars, plus punitive damages, based upon his contention that he was promised lifetime employment with us by Mr. Scrushy and that he was wrongfully terminated by us in May of 2003. On September 26, 2006 the Circuit Court entered an order on our motion for summary judgment requiring Mr. Goodreau to repay the loans plus accrued interest and to reimburse us for the reasonable attorneys’ fees that we have incurred to collect those loans. Mr. Goodreau’s counterclaims were tried by a jury and on October 27, 2006, the jury returned an award in Mr. Goodreau’s favor in the approximate amount of $1.9 million, which we recorded in Current portion of government, class action, and related settlements in our consolidated balance sheet as of December 31, 2006. We have filed a notice of appeal for this award to the Alabama Supreme Court.

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

On August 30, 2004, we filed a collection action in the United States District Court for the Northern District of Alabama, captioned HealthSouth Corp. v. Daniel J. Riviere, CV-04-CO-2592-S, to collect unpaid loans in the original principal amount of approximately $3.2 million that we made to Daniel J. Riviere, our former President—Ambulatory Services Division, while he was a HealthSouth employee. On April 5, 2005, Mr. Riviere commenced a Chapter 7 bankruptcy case in the U.S. Bankruptcy Court for the Northern District of Florida, Case No. 05-30718-LMK. We entered into a settlement agreement with Mr. Riviere and his bankruptcy trustee settling the disputes made the subject of the lawsuit, which was approved by the bankruptcy court on November 8, 2005. On August 23, 2006, we received a payment of $1.6 million from Mr. Riviere, as required by the settlement agreement.

Certain Regulatory Actions—

The False Claims Act, 18 U.S.C. § 287, allows private citizens, called “relators,” to institute civil proceedings alleging violations of the False Claims Act. These so-called qui tam, or “whistleblower,” cases are sealed by the court at the time of filing. The only parties privy to the information contained in the complaint are the relator, the federal government, and the presiding court. We settled one consolidated qui tam lawsuit filed in 2004, the Devage matter, which is discussed in Note 22, Medicare Program Settlement. It is possible that qui tam lawsuits other than those discussed in these financial statements have been filed against us and that we are unaware of such filings or have been ordered by the presiding court not to discuss or disclose the filing of such lawsuits. We may be subject to liability under one or more undisclosed qui tam cases brought pursuant to the False Claims Act.

On April 1, 1999, a plaintiff relator filed a lawsuit under the False Claims Act captioned United States ex rel. Mathews v. Alexandria Rehabilitation Hospital, CV-99-0604, in the United States District Court for the Western District of Louisiana. On February 29, 2000, the United States elected not to intervene in the lawsuit. The complaint, as amended, alleged, among other things, that we filed fraudulent reimbursement claims under the Medicare program on a nationwide basis. A trial date of October 9, 2007 has been set in the case. On November 14, 2006, the plaintiff relator filed a motion for partial summary judgment. We filed a cross-motion for summary judgment on January 16, 2007. We intend to vigorously defend ourselves against the claims alleged by the plaintiff relator. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case.

On October 27, 2006, we settled two sealed lawsuits brought under the federal False Claims Act, related to services provided at our inpatient rehabilitation hospitals. These lawsuits, captioned United States ex rel. Knight v. HealthSouth, et al., Civil No. 5:03cv367, and United States ex rel. Bateman Gibson v. HealthSouth, et al., Civil No. 04-2668, were filed in the United States District Court for the Northern District of Florida and the United States District Court for the Western District of Tennessee, respectively. Each lawsuit was filed under seal by a qui tam relator and related to purchasing policies for orthotic and prosthetic devices. The complaints alleged that we began a practice of engaging in improper billing practices relating to certain prosthetic and orthotic devices in 1994 that resulted in false claims under the federal Medicare program. Pursuant to the settlement, we paid $4.0 million to the United States and entered into an addendum to our Corporate Integrity

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Agreement. The addendum requires additional compliance training and annual audits of billing practices relating to prosthetic and orthotic devices. The addendum has a term of three years and will run concurrently with our existing five-year Corporate Integrity Agreement. This $4.0 million settlement is included in Government, class action, and related settlements expense in our 2006 consolidated statement of operations.

Americans with Disabilities Act Litigation—

On April 19, 2001 a nationwide class action captioned Michael Yelapi, et al. v. St. Petersburg Surgery Center, et al., Case No: 8:01-CV-787-T-17EAJ, was filed in the United States District Court for the Middle District of Florida alleging violations of the Americans with Disabilities Act, 42 U.S.C. § 12181, et seq. (the “ADA”), and the Rehabilitation Act of 1973, 92 U.S.C. § 792 et seq. (the “Rehabilitation Act”), at our facilities. The complaint alleged violations of the ADA and Rehabilitation Act for the purported failure to remove barriers and provide accessibility to our facilities, including reception and admitting areas, signage, restrooms, phones, paths of access, elevators, treatment and changing rooms, parking, and door hardware. As a result of these alleged violations, the plaintiffs sought an injunction ordering that we pay attorneys’ fees and make necessary modifications to achieve compliance with the ADA and the Rehabilitation Act. We entered into a settlement agreement with the plaintiffs that provides for inspection of our facilities and requires us to correct any deficiencies under the ADA and the Rehabilitation Act. The settlement agreement was approved by the court on December 29, 2005 and did not have a material effect on our financial position, results of operations, or cash flows.

General Medicine, Meadowbrook, and Greystone Ventures Actions—

On August 16, 2004, General Medicine, P.C. (“General Medicine”) filed a lawsuit against us captioned General Medicine, P.C. v. HealthSouth Corp., CV-04-958, in the Circuit Court of Shelby County, Alabama, seeking to recover unpaid amounts under a consent judgment (the “Consent Judgment”) between the parties to a lawsuit filed in the United States District Court for the Eastern District of Michigan (the “Michigan Action”). Under the Consent Judgment, Horizon/CMS Healthcare Corporation (“Horizon/CMS”), a former HealthSouth subsidiary sold to Meadowbrook pursuant to a stock purchase agreement, consented to the entry of a final judgment in the amount of $376 million in favor of General Medicine for the alleged wrongful termination of a contract with General Medicine. The Consent Judgment further provided that all amounts due under the Consent Judgment except for $0.3 million paid by Meadowbrook must be collected from us. The complaint alleged that while Horizon/CMS was a wholly owned subsidiary of HealthSouth and General Medicine was an existing creditor of Horizon/CMS, we caused Horizon/CMS to transfer its assets to us for less than a reasonably equivalent value and/or with the actual intent to defraud creditors of Horizon/CMS, including General Medicine, in violation of the Alabama Uniform Fraudulent Transfer Act. General Medicine’s complaint requests relief including recovery of the unpaid amount of the Consent Judgment, the avoidance of the subject transfers of assets, attachment of the assets transferred to us, appointment of a receiver over the transferred properties, and a monetary judgment for the value of properties transferred.

We filed an answer denying liability to General Medicine, and on February 28, 2005, the General Medicine case was transferred to the Circuit Court of Jefferson County, Alabama, and assigned case number CV-05-1483. We asserted counterclaims against Meadowbrook, General Medicine, and Horizon/CMS for fraud, injurious falsehood, tortious interference with business relations, bad faith, conspiracy, unjust enrichment, and other causes of action. In our counterclaims, we allege that the Consent Judgment is the product of fraud, collusion and bad faith by Meadowbrook, General Medicine, and Horizon/CMS and, further, that these parties are guilty of a conspiracy to manufacture a lawsuit against HealthSouth in favor of General Medicine and to divert the assets of Horizon/CMS to Meadowbrook and away from creditors, including HealthSouth. On January 3, 2006, we filed a motion for summary judgment challenging General Medicine’s standing under the Alabama Uniform Fraudulent Transfer Act to bring this action against us to collect monies allegedly owed by Horizon/CMS. After the court’s denial of our motion, we filed a petition for writ of mandamus with the Supreme Court of Alabama requesting a reversal of that decision, which was denied.

After our sale of all of our stock in Horizon/CMS to Meadowbrook, Meadowbrook changed its name to Greystone Ventures, Inc. (“Greystone”). On June 8, 2006, Greystone and Horizon/CMS filed a lawsuit against us in the Circuit Court of Jefferson County, Alabama captioned Greystone Ventures, Inc., et al. v. HealthSouth Corporation, CV-2006-03403. The complaint alleges that we received a settlement from Gulf Insurance Company in June of 2004 in the approximate amount of $4.0 million dollars, and that some or all of the proceeds of that settlement belong to Horizon/CMS and Greystone. The complaint further alleges that we are liable to Horizon/CMS and Greystone for conversion, fraudulent failure to disclose, money had and received, unjust enrichment, negligence and wantonness in connection with our alleged failure to pay the proceeds of the Gulf Insurance Company settlement to Greystone and Horizon/CMS. We filed an answer on July 17, 2006 denying that we have any liability to Greystone or Horizon/CMS with regard to allegations made in their complaint. This case is currently in the discovery phase.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

We intend to vigorously defend ourselves against the claims alleged by the plaintiffs in the above captioned actions. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of these cases.

For additional information about Meadowbrook, see Note 21, Related Party Transactions.

Massachusetts Real Estate Actions—

Following our intervention in a lawsuit filed on February 3, 2003 by HRPT Properties Trust (“HRPT”) against Senior Residential Care/North Andover, Limited Partnership (“SRC”) in the Land Court for the Commonwealth of Massachusetts captioned HRPT Properties Trust v. Senior Residential Care/North Andover, Limited Partnership, Misc. Case No. 287313, to claim ownership of certain parcels of real estate in North Andover pursuant to an agreement that involved the conveyance of five nursing homes and to effect a transfer of title to the disputed property by HRPT to us or our nominee, we were named as a defendant in a lawsuit filed on April 16, 2003, in the same court by Senior Housing Properties Trust (“SNH”) and its wholly owned subsidiary, HRES1 Properties Trust (“HRES1”), captioned Senior Housing Properties Trust and HRES1 Properties Trust v. HealthSouth Corporation, Misc. Case No. 289182. In their complaint, SNH and HRES1 alleged that certain of our representatives made false statements regarding our financial position, thereby inducing HRES1 to enter into lease terms and other arrangements to which it would not have otherwise agreed, and sought damages, rescission, and reformation of the lease pursuant to which we, through subsidiaries, operated the Braintree Rehabilitation Hospital in Braintree, Massachusetts (the “Braintree Hospital”) and the New England Rehabilitation Hospital in Woburn, Massachusetts (the “New England Hospital”). We denied the allegations and asserted claims against HRPT and counterclaims against SNH and HRES1 for breach of contract, reformation, and fraud based on the failure to convey title to the property in North Andover and sought damages incurred as a result of that failure to convey. The two actions in the Land Court were consolidated for all purposes.

We filed a lawsuit in a related action on November 2, 2004, in the Commonwealth of Massachusetts, Middlesex County Superior Court, captioned HealthSouth Corporation v. HRES1 Properties Trust, Case No. 04-4345, in response to our receipt of a notice from HRES1 purporting to terminate our lease governing the Braintree Hospital and the New England Hospital due to our alleged failure to furnish quarterly and annual financial information pursuant to the terms of the lease. We asserted violations of the Massachusetts unfair and deceptive business practices statute, sought a declaration that we were not in default of our obligations under the lease, and an injunction preventing HRES1 from terminating the lease, taking possession of the property on which the hospitals and facilities were located, or assuming or acquiring the hospital businesses and any licenses related thereto. HRES1 and SNH, its parent, filed a counterclaim seeking a declaration that it lawfully terminated the lease and an order requiring us to use our best efforts to transfer the licenses for the hospitals and to continue to manage the hospitals during the time necessary to affect such transfer.

Following a bench trial regarding issues relating to the parties’ relationship post-termination, the court entered a judgment dated January 18, 2006 that required us to use our best efforts to accomplish the license transfer while managing the facilities for HRES1’s account and to pay HRES1 the net cash proceeds of the hospitals less direct operating expenses and a management fee equal to 5% of net patient revenues for the period from October 26, 2004 through the date that a successor operator assumed control over the facilities. In accordance with the judgment, we cooperated with HRES1 in its efforts to accomplish the license transfer, during which time we managed the facilities for HRES1’s account. Effective September 30, 2006, Five Star Quality Care, Inc., an entity affiliated with SNH, HRES1, and HRPT, obtained regulatory approval related to the license transfer from the Massachusetts Department of Public Health and commenced management and operation of the facilities. Through December 31, 2006, we paid approximately $18.1 million representing the net cash proceeds of the hospitals for the period between October 26, 2004 and September 30, 2006, which amount includes approximately $10.2 million previously paid to HRES1 as rent during the period from October 26, 2004 through December 31, 2005. Based on the judgment, our results of operations for the year ended December 31, 2006 include only a management fee received from our management of the applicable facilities. On November 8, 2006, all remaining claims in the Massachusetts Real Estate Actions were settled, all appeals and pending litigation between SNH and its affiliates and HealthSouth and our various affiliates were dismissed and we made payments to the plaintiffs of approximately $7 million. In connection with that settlement, we conveyed an unused property in North Andover, Massachusetts, agreed to pay an increased rent for the period we operated the Braintree Hospital and the New England Hospital, and reimbursed certain transition costs in connection with the transfer of the hospital lease from us to Five Star Quality Care, Inc.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Other Litigation—

On September 17, 1998, John Darling, who was one of the federal False Claims Act relators in the now-settled Devage case, filed a lawsuit captioned Darling v. HealthSouth Sports Medicine & Rehabilitation, et al., 98-6110-CI-20, in the Circuit Court for Pinellas County, Florida. The complaint alleged that Mr. Darling was injured while receiving physical therapy during a 1996 visit to a HealthSouth outpatient rehabilitation facility in Clearwater, Florida. The complaint was amended in December 2004 to add a punitive damages claim. This amended complaint alleged that fraudulent misrepresentations and omissions by us resulted in the injury to Mr. Darling. The court ordered the parties to participate in non-binding arbitration which resulted in a finding in our favor on December 27, 2005. We entered into a settlement agreement with Mr. Darling on February 3, 2007 pursuant to which we must pay certain damages pursuant to a confidential settlement agreement. The cost of the settlement is included in Government, class action, and related settlements expense in our 2006 consolidated statement of operations and in Current portion of government, class action, and related settlements in our consolidated balance sheet as of December 31, 2006.

We have been named as a defendant in two lawsuits brought by individuals in the Circuit Court of Jefferson County, Alabama, Nichols v. HealthSouth Corp., CV-03-2023, filed March 28, 2003, and Hilsman v. Ernst & Young, HealthSouth Corp., et al., CV-03-7790, filed December 12, 2003. The plaintiffs allege that we, some of our former officers, and our former auditor engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs seek compensatory and punitive damages. On March 24, 2003, a lawsuit captioned Warren v. HealthSouth Corp., et al., CV-03-5967, was filed in the Circuit Court of Montgomery County, Alabama. The lawsuit, which claims damages for the defendants’ alleged negligence, wantonness, fraud and breach of fiduciary duty, was transferred to the Circuit Court of Jefferson County, Alabama. Each of these three lawsuits described in this paragraph was consolidated with the Tucker case for discovery and other pretrial purposes. The plaintiffs in these cases are subject to the Consolidated Securities Action settlement discussed in Note 24, Securities Litigation Settlement, and thereby foreclosed from pursuing these state court actions based on purchases made during the class period unless they opted out of that settlement. The plaintiffs in Warren v. HealthSouth Corp., et al. did not opt out of the settlement. The plaintiffs in Hilsman v. Ernst & Young, et al. attempted to opt out of the settlement, but their election was deemed invalid by the agent. At present, it is unclear whether the plaintiffs in the Hilsman action will challenge this determination. The Nichols lawsuit asserts claims on behalf of a number of plaintiffs, all but three of whom opted out of the settlement. John Kapoor, who claimed to have purchased over 900,000 shares of stock, attempted to opt-out, but his attempt was deemed invalid by the court. It is unclear whether Mr. Kapoor will challenge this determination. The remaining Nichols plaintiffs that opted out of the settlement claim losses of approximately $5.4 million. We intend to vigorously defend ourselves in these cases. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of these cases.

On December 28, 2004, we commenced a collection action in the Circuit Court of Jefferson County, Alabama, captioned HealthSouth Medical Center, Inc. v. Neurological Surgery Associates, P.C., CV-04-7700, to collect unpaid loans in the original principal amount of approximately $0.3 million made to Neurological Surgery Associates, P.C. (“NSA”), pursuant to a written Practice Guaranty Agreement. The purpose of the loans was to enable NSA to employ a physician who would bring necessary specialty skills to patients served by both NSA and the acute-care hospital in Birmingham, Alabama we recently sold. NSA has asserted counterclaims alleging that we breached verbal promises to lease space and employees from NSA, to pay NSA for billing and coding services performed by NSA on behalf of the subject physician-employee, and to pay NSA to manage the subject physician-employee. On December 21, 2006, NSA filed an Amendment to Counterclaim asserting new counterclaims against us and adding NSA’s principal, Dr. Swaid Swaid, M.D., as a counterclaim plaintiff. NSA and Dr. Swaid allege that we are liable to them in connection with the subject Practice Guaranty Agreement under a variety of legal theories, including fraud, breach of fiduciary duty, conspiracy, abuse of process, breach of contract and unjust enrichment. Dr. Swaid also alleges that we breached a Medical Director Agreement with him. The Amendment to Counterclaim seeks unspecified damages and other relief. This case is currently in the discovery phase. We intend to vigorously defend ourselves against these counterclaims. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this case.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

On June 2, 2006, we were named as a defendant in a lawsuit captioned Brockovich v. HealthSouth Corporation, et al., Case No. SACV06-546-DOC(MLGx), filed under the Medicare Secondary Payor statute, 42 U.S.C. § 1395y(b), in the United States District Court for the Central District of California, Southern Division, against HealthSouth, HealthSouth Hospital Corporation, HCS, Ltd., and certain insurance companies. The complaint alleged that HealthSouth charged Medicare to treat illnesses that it caused, at least in part, by medical error or neglect and seeks recovery of unspecified damages. On October 24, 2006, the court dismissed the plaintiff’s complaint with prejudice due to lack of constitutional standing. This case has been appealed to the Ninth Circuit Court of Appeals where it remains pending.

Litigation Reserves—

Total accrued legal fees as of December 31, 2006 and 2005 included in Other current liabilities in our consolidated balance sheets approximated $34.5 million and $47.6 million, respectively. See Note 1, Summary of Significant Accounting Policies, “Litigation Reserve.”

Other Matters—

The reconstruction of our historical financial records has resulted in the restatement of not only our 2001 and 2000 consolidated financial statements, but also the financial statements of certain of our subsidiary partnerships. The process of communicating the effect of these restatements to the outside partners has begun, and will continue in 2007. These restatements have had a negative impact on our relationships with our partners and may result in litigation against us. We have and may continue to incur additional charges to reduce the economic impact to our partners.

As of December 31, 2006, we have recorded charges of approximately $47.9 million related to these issues based on the current status of negotiations with our partners. These negotiations are ongoing, and this estimate may change in future periods.

In addition, as it is our obligation as a participant in Medicare and other federal health care programs, we routinely conduct audits and reviews of the accuracy of our billing systems and other regulatory compliance matters. As a result of these reviews, we have made, and will continue to make, disclosures to the HHS-OIG relating to amounts that we suspect represent over-reimbursements from these programs, whether due to inaccurate billing or otherwise. Some of these disclosures have resulted in, or may result in, the Company refunding amounts to Medicare or other federal health care programs.

Other Commitments—

We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $43.2 million in 2007, $15.2 million in 2008, $9.8 million in 2009, $1.7 million in 2010, $1.6 million in 2011, and $21.9 million thereafter. These contracts primarily relate to software licensing and support, telecommunications, equipment maintenance within our diagnostic segment, and medical supplies. The amount due after 2011 primarily represents a 20-year Master License and Services Agreement with IDX Information Systems Corporation, a provider of health information software applications, for their Flowcast and Imagecast/PACS systems for our diagnostic segment.

We also have commitments under severance agreements with former employees. Payments under these agreements approximate $0.7 million in 2007, $0.5 million in 2008, $0.2 million in 2009, $0.2 million in 2010, $0.2 million in 2011, and $2.6 million thereafter.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

26.	Segment Reporting:

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

We define segment operating earnings as income before (1) interest income; (2) interest expense and amortization of debt discounts and fees; (3) gain or loss on early extinguishment of debt; (4) gain or loss on sale of investments, (5) gain or loss on our interest rate swap, and (6) income tax expense or benefit. We also do not allocate corporate overhead to our operating segments. The chief operating decision maker of HealthSouth uses segment operating earnings as an analytical indicator for purposes of allocating resources to a particular segment and assessing segment performance. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies.

Our internal financial reporting and management structure is focused on the major types of services provided by HealthSouth. The following is a description of our operating segments:

•

Inpatient includes the operations of 92 freestanding IRFs, 10 LTCHs, and 81 outpatient facilities located in IRFs or in satellite facilities near our IRFs as of December 31, 2006. In addition to HealthSouth facilities, our inpatient segment manages 11 inpatient rehabilitation units, 3 outpatient facilities, and 2 gamma knife radiosurgery centers through management contracts.

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

•

Surgery Centers includes the operations of our network of 144 freestanding ASCs and 3 surgical hospitals as of December 31, 2006. Our ambulatory surgery centers provide the facilities and medical support staff necessary for physicians to perform nonemergency surgical procedures in various specialties, such as orthopedic, GI, ophthalmology, plastic, and general surgery. Our typical ambulatory surgery center is a freestanding facility with two to six fully equipped operating and procedure rooms and ancillary areas for reception, preparation, recovery, and administration. To ensure consistent quality of care, each of our surgery centers has a medical advisory committee that implements quality control procedures and reviews the professional credentials of physicians applying for medical staff privileges at the center. In addition, all but a few unique specialty centers are certified by the JCAHO.

•

Outpatient includes the operations of our network of 582 outpatient rehabilitation centers as of December 31, 2006. It also includes outpatient facilities owned by other health care providers that we manage. Our outpatient rehabilitation centers offer a range of rehabilitative health care services, including physical therapy and occupational therapy that are tailored to the individual patient’s needs, focusing predominantly on orthopedic, sports-related, work-related, hand and spine injuries, and various neurological/neuromuscular conditions. Outpatient treatments include physical, occupational/hand, and aquatic therapies.

•

Diagnostic includes the operations of our network of 61 diagnostic centers as of December 31, 2006. Our diagnostic centers provide outpatient diagnostic imaging services, including MRI, CT, X-ray, ultrasound, mammography, and nuclear medicine services, as well as fluoroscopy. Not all services are provided at all sites; however, most of our diagnostic centers are multi-modality centers offering multiple types of service.

•

Corporate and Other includes all revenue-producing activities that are managed directly from our corporate office and that do not fall within one of the four operating segments discussed above, including the operation of the

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

conference center located on our corporate campus, our clinical research activities, and other services that are generally intended to complement our patient care activities. All our corporate departments and related overhead are also contained within this segment. These departments, which include among others accounting, communications, compliance, human resources, information technology, internal audit, legal, payor strategies, reimbursement, tax, and treasury, provide support functions to our operating segments. This segment also includes HCS.

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

Substantially all revenues for our services are generated through external customers. During the years ended December 31, 2006, 2005, and 2004, approximately 47.4%, 47.7%, and 48.0%, respectively of our Net operating revenues related to patients participating in the Medicare program.

Selected financial information for our operating segments for each of the three years ended December 31, 2006, is as follows (in millions):

	Inpatient	Surgery Centers	Outpatient	Diagnostic	Corporate and Other	Total
Year Ended December 31, 2006
Net operating revenues	$ 1,724.8	$ 737.0	$ 326.6	$ 186.9	$ 48.4	$ 3,023.7
Intersegment revenues	–	–	–	–	23.6	23.6
Operating earnings (loss)	359.5	93.3	26.7	(26.6)	(313.4)	139.5
Interest income	4.7	5.5	0.4	0.2	19.5	30.3
Interest expense	12.1	6.3	5.3	1.0	325.0	349.7
Depreciation and amortization	64.7	29.4	13.7	17.6	22.8	148.2
Impairments	0.3	2.4	1.0	1.8	9.7	15.2
Equity earnings of affiliates	6.7	12.2	–	0.6	1.8	21.3
Total assets	1,456.7	823.0	104.4	109.9	867.3	3,361.3
Investment in and advances to
nonconsolidated affiliates	27.4	20.2	–	0.7	11.0	59.3
Capital expenditures	49.8	26.0	8.6	9.6	5.2	99.2
Year Ended December 31, 2005
Net operating revenues	$ 1,769.1	$ 755.5	$ 371.1	$ 197.5	$ 84.9	$ 3,178.1
Intersegment revenues	–	–	–	–	61.1	61.1
Operating earnings (loss)	388.7	85.3	31.7	2.0	(527.6)	(19.9)
Interest income	2.8	3.1	0.5	0.1	22.3	28.8
Interest expense	11.1	6.4	2.5	2.5	326.7	349.2
Depreciation and amortization	65.0	35.6	13.2	23.4	25.4	162.6
Impairments	1.3	3.9	0.8	3.5	33.8	43.3
Equity earnings of affiliates	11.3	16.7	0.1	–	1.3	29.4
Total assets	1,510.5	884.8	121.1	130.2	948.6	3,595.2
Investment in and advances to
nonconsolidated affiliates	26.2	16.3	0.1	0.1	3.7	46.4
Capital expenditures	38.3	17.4	12.8	1.8	22.7	93.0
Year Ended December 31, 2004
Net operating revenues	$ 1,979.5	$ 794.3	$ 431.1	$ 197.7	$ 94.4	$ 3,497.0
Intersegment revenues	–	–	–	–	87.3	87.3
Operating earnings (loss)	433.7	88.3	38.8	(2.6)	(311.2)	247.0
Interest income	1.3	1.3	0.2	–	19.1	21.9
Interest expense	13.7	6.7	1.5	1.9	286.4	310.2
Depreciation and amortization	74.1	36.2	14.1	21.9	25.9	172.2
Impairments	–	2.0	3.5	0.8	30.2	36.5
Equity earnings of affiliates	10.0	(2.6)	0.1	–	2.4	9.9
Total assets	1,578.5	938.2	142.7	157.6	1,268.0	4,085.0
Investment in and advances to
nonconsolidated affiliates	24.2	5.3	0.2	0.3	11.0	41.0
Capital expenditures	38.1	30.0	9.8	10.3	68.5	156.7

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Segment Reconciliations (in millions):

	For the Year Ended December 31,
	2006	2005	2004
Net operating revenues:
Total segment net operating revenues	$ 3,023.7	$ 3,178.1	$ 3,497.0
Elimination of intersegment revenues	(23.6)	(61.1)	(87.3)
Total consolidated net operating revenues	$ 3,000.1	$ 3,117.0	$ 3,409.7
Interest income:
Total segment interest income	$ 30.3	$ 28.8	$ 21.9
Elimination of intersegment interest income	(14.6)	(11.7)	(8.8)
Total consolidated interest income	$ 15.7	$ 17.1	$ 13.1
Interest expense:
Total segment interest expense	$ 349.7	$ 349.2	$ 310.2
Elimination of intersegment interest expense	(14.6)	(11.7)	(8.8)
Total consolidated interest expense	$ 335.1	$ 337.5	$ 301.4
Loss from continuing operations:
Total segment operating earnings (loss)	$ 139.5	$ (19.9)	$ 247.0
Interest income	15.7	17.1	13.1
Interest expense and amortization of debt discounts
and fees	(335.1)	(337.5)	(301.4)
Loss on interest rate swap	(10.5)	–	–
Loss on early extinguishment of debt	(365.6)	–	–
(Loss) gain on sale of investments	(1.9)	(0.1)	4.0
Loss from continuing operations before income
tax expense	$ (557.9)	$ (340.4)	$ (37.3)
Total assets:
Total assets for reportable segments	$ 3,361.3	$ 3,595.2	$ 4,085.0
Elimination of intersegment assets	(1.7)	(3.0)	(2.0)
Total assets	$ 3,359.6	$ 3,592.2	$ 4,083.0

Geographic area data is as follows (in millions):

	For the Year Ended December 31,
	2006	2005	2004
Net operating revenues:
United States	$ 2,992.5	$ 3,108.3	$ 3,402.5
Puerto Rico	7.6	8.7	7.2
Total consolidated net operating revenues	$ 3,000.1	$ 3,117.0	$ 3,409.7
Property and equipment, net
United States	$ 1,094.9	$ 1,178.9	$ 1,305.9
Puerto Rico	1.1	0.4	0.5
Total property and equipment, net	$ 1,096.0	$ 1,179.3	$ 1,306.4

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

27.	Quarterly Data (Unaudited):
	2006
	First*	Second*	Third*	Fourth	Total
	(In Millions, Except Per Share Data)
Net operating revenues	$ 772.3	$ 770.7	$ 726.9	$ 730.2	$ 3,000.1
Operating earnings	42.0	36.8	46.3	14.4	139.5
Recovery of amounts due from
Richard M. Scrushy	–	–	(35.0)	(12.8)	(47.8)
Government, class action, and related
settlements expense	0.1	17.2	28.4	(6.9)	38.8
Loss on early extinguishment of debt	361.1	4.5	–	–	365.6
Loss from continuing operations	(421.1)	(36.0)	(71.4)	(70.5)	(599.0)
Loss from discontinued operations, net of
income tax expense	(14.0)	(6.4)	(4.7)	(0.9)	(26.0)
Net loss	$ (435.1)	$ (42.4)	$ (76.1)	$ (71.4)	$ (625.0)
Convertible perpetual preferred dividends	–	(9.2)	(6.5)	(6.5)	(22.2)
Net loss available to common shareholders	$ (435.1)	$ (51.6)	$ (82.6)	$ (77.9)	$ (647.2)
Basic and diluted earnings per common share:
Loss from continuing operations
available to common shareholders	$ (5.29)	$ (0.57)	$ (0.98)	$ (0.97)	$ (7.81)
Loss from discontinued operations,
net of tax	(0.18)	(0.08)	(0.06)	(0.01)	(0.33)
Net loss per share available to common
shareholders	$ (5.47)	$ (0.65)	$ (1.04)	$ (0.98)	$ (8.14)

	2005
	First*	Second*	Third*	Fourth*	Total
	(In Millions, Except Per Share Data)
Net operating revenues	$ 823.9	$ 798.3	$ 761.4	$ 733.4	$ 3,117.0
Operating (loss) earnings	(148.6)	39.0	91.8	(2.1)	(19.9)
Recovery of amounts due from
Meadowbrook	–	–	(37.9)	–	(37.9)
Government, class action, and related
settlements expense	215.0	–	–	–	215.0
(Loss) income from continuing operations**	(241.1)	(55.9)	2.2	(84.0)	(378.8)
Loss from discontinued operations, net of
income tax expense	(17.1)	(6.5)	(13.7)	(29.9)	(67.2)
Net loss	$ (258.2)	$ (62.4)	$ (11.5)	$ (113.9)	$ (446.0)
Basic and diluted earnings per common share:
(Loss) income from continuing operations
available to common shareholders**	$ (3.04)	$ (0.70)	$ 0.03	$ (1.06)	$ (4.77)
Loss from discontinued operations,
net of tax	(0.22)	(0.08)	(0.17)	(0.38)	(0.85)
Net loss per share available to common
shareholders	$ (3.26)	$ (0.78)	$ (0.14)	$ (1.44)	$ (5.62)

*Amounts are presented using facilities identified as of December 31, 2006 that met the requirements of FASB Statement No. 144 to be reported as discontinued operations.

**Although we had income from continuing operations during the third quarter of 2005, basic and diluted earnings per common share are both $0.03 per share. Therefore, no separate calculation of diluted earnings per common share is presented.

EXHIBIT LIST

No.	Description
2

Stock Purchase Agreement, dated January 27, 2007, by and between HealthSouth Corporation and Select Medical Systems (incorporated by reference to Exhibit 2.1 to HealthSouth’s Current Report on Form 8-K filed on January 30, 2007).

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

3.4

Certificate of Designations of 6.50% Series A Convertible Perpetual Preferred Stock, as filed with the Secretary of State of the State of Delaware on March 7, 2006 (incorporated by reference to Exhibit 3.1 to HealthSouth’s Current Report on Form 8-K filed on March 9, 2006).

4.1

Indenture, dated as of June 14, 2006, among HealthSouth Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to $375,000,000 aggregate principal amount of Floating Rate Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to HealthSouth’s Current Report on Form 8-K filed on June 16, 2006).

4.2

Indenture, dated as of June 14, 2006, among HealthSouth Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to $625,000,000 aggregate principal amount of 10.75% Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to HealthSouth’s Current Report on Form 8-K filed on June 16, 2006).

4.3

Registration Rights Agreement, dated as of June 14, 2006, among HealthSouth Corporation, the Subsidiary Guarantors (as defined therein) and the Initial Purchasers (as defined therein), relating to the $625,000,000 aggregate principal amount of 10.75% Senior Notes due 2016 and the $375,000,000 aggregate principal amount of Floating Rate Senior Notes due 2014 (incorporated by reference to Exhibit 4.3 to HealthSouth’s Current Report on Form 8-K filed on June 16, 2006).

4.4.1

Indenture, dated as of June 22, 1998, between HealthSouth Corporation and PNC Bank, National Association, as trustee, relating to HealthSouth’s 6.875% Senior Notes due 2005 and 7.0% Senior Notes due 2008.*

4.4.2

Officer’s Certificate pursuant to Sections 2.3 and 11.5 of the Indenture, dated as of June 22, 1998, between HealthSouth Corporation and PNC Bank, National Association, as trustee, relating to HealthSouth’s 6.875% Senior Notes due 2005 and 7.0% Senior Notes due 2008.*

4.4.3

Instrument of Resignation, Appointment and Acceptance, dated as of April 9, 2003, among HealthSouth Corporation, J.P. Morgan Trust Company, National Association (successor in interest to PNC Bank, National Association), as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to HealthSouth’s 6.875% Senior Notes due 2005 and 7.0% Senior Notes due 2008.*

4.4.4

First Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of June 22, 1998, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to J.P. Morgan Trust Company, National Association (successor in interest to PNC Bank, National Association), relating to HealthSouth’s 7.0% Senior Notes due 2008 (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K filed on June 25, 2004).

4.4.5

Second Supplemental Indenture, dated as of February 15, 2006, to the Indenture, dated as of June 22, 1998, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to J.P. Morgan Trust Company, National Association (successor in interest to PNC Bank, National Association), relating to HealthSouth’s 7.0% Senior Notes due 2008 (incorporated by reference to Exhibit 4.3 to HealthSouth’s Current Report on Form 8-K filed on February 17, 2006).

4.5.1	Indenture, dated as of September 25, 2000, between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008.*
4.5.2

Instrument of Resignation, Appointment and Acceptance, dated as of May 8, 2003, among HealthSouth Corporation, The Bank of New York, as resigning trustee, and HSBC Bank USA, as successor trustee, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008.*

4.5.3

Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of September 25, 2000 between HealthSouth Corporation and HSBC Bank USA, as successor trustee to The Bank of New York, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008.*

4.5.4

Second Supplemental Indenture, dated as of May 14, 2004, to the Indenture dated as of September 25, 2000 between HealthSouth Corporation and HSBC Bank USA, as successor trustee to The Bank of New York, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K filed on May 24, 2004).

4.5.5

Third Supplemental Indenture, dated as of February 15, 2006, to the Indenture dated as of September 25, 2000 between HealthSouth Corporation and HSBC Bank USA, as successor trustee to The Bank of New York, relating to HealthSouth’s 10.750% Senior Subordinated Notes due 2008 (incorporated by reference to Exhibit 4.4 to HealthSouth’s Current Report on Form 8-K filed on February 17, 2006).

4.6.1	Indenture, dated as of February 1, 2001, between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008.*
4.6.2

Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of February 1, 2001 between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008.*

4.6.3

Second Supplemental Indenture, dated as of May 14, 2004, to the Indenture dated as of February 1, 2001 between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008 (incorporated by reference to Exhibit 99.1 to HealthSouth’s Current Report on Form 8-K filed on May 24, 2004).

4.6.4

Third Supplemental Indenture, dated as of February 15, 2006, to the Indenture dated as of February 1, 2001 between HealthSouth Corporation and The Bank of New York, as trustee, relating to HealthSouth’s 8.500% Senior Notes due 2008 (incorporated by reference to Exhibit 4.1 to HealthSouth’s Current Report on Form 8-K filed on February 17, 2006).

4.7.1	Indenture, dated as of September 28, 2001, between HealthSouth Corporation and National City Bank, as trustee, relating to HealthSouth’s 7.375% Senior Notes due 2006 and 8.375% Senior Notes due 2011.*
4.7.2

Instrument of Resignation, Appointment and Acceptance, dated as of April 9, 2003, among HealthSouth Corporation, National City Bank, as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to HealthSouth’s 7.375% Senior Notes due 2006 and 8.375% Senior Notes due 2011.*

4.7.3

Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of September 28, 2001 between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 7.375% Senior Notes due 2006 and 8.375% Senior Notes due 2011.*

4.7.4

Second Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 7.375% Senior Notes due 2006 (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K filed on June 25, 2004).

4.7.5

Third Supplemental Indenture, dated as of February 15, 2006, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 7.375% Senior Notes due 2006 (incorporated by reference to Exhibit 4.2 to HealthSouth’s Current Report on Form 8-K filed on February 17, 2006).

4.7.6

Second Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 8.375% Senior Notes due 2011 (incorporated by reference to Exhibit 99.4 to HealthSouth’s Current Report on Form 8-K filed on June 25, 2004).

4.7.7

Third Supplemental Indenture, dated as of February 15, 2006, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 8.375% Senior Notes due 2011 (incorporated by reference to Exhibit 4.6 to HealthSouth’s Current Report on Form 8-K filed on February 17, 2006).

4.8.1	Indenture, dated as of May 22, 2002, between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012.*
4.8.2

Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of May 22, 2002 between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012.*

4.8.3

First Supplemental Indenture, dated as of June 24, 2004, to the Indenture dated as of May 22, 2002 between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012 (incorporated by reference to Exhibit 99.5 to HealthSouth’s Current Report on Form 8-K filed on June 25, 2004).

4.8.4

Second Supplemental Indenture, dated as of February 15, 2006, to the Indenture dated as of May 22, 2002 between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012 (incorporated by reference to Exhibit 4.5 to HealthSouth’s Current Report on Form 8-K filed on February 17, 2006).

4.9

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

10.4	HealthSouth Corporation Transitional Severance Plan – Executive Employees (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on October 24, 2006). +

10.5	HealthSouth Corporation Transitional Severance Plan – Corporate Office Employees (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on October 24, 2006). +
10.6

Non-Prosecution Agreement, dated May 17, 2006, between HealthSouth and the United States Department of Justice (incorporated by reference to Exhibit 10.2 to HealthSouth’s Quarterly Report on Form 10-Q filed on August 14, 2006).

10.7

Amended Class Action Settlement Agreement, dated March 6, 2006, with representatives of the plaintiff class relating to the action consolidated on July 2, 2003, captioned In Re HealthSouth Corp. ERISA Litigation, No. CV-03-BE-1700 (N.D. Ala.) (incorporated by reference to Exhibit 10.5.1 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 15, 2006).

10.8

First Addendum to the Amended Class Action Settlement Agreement, dated April 11, 2006 (incorporated by reference to Exhibit 10.5.2 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 15, 2006).

10.9

Consent and Waiver No. 1, dated February 15, 2006, to the Senior Subordinated Credit Agreement, dated as of January 16, 2004, among HealthSouth Corporation, the lenders party thereto and Credit Suisse (formerly known as Credit Suisse First Boston), as Administrative Agent and Syndication Agent. **

10.10.1

Senior Subordinated Credit Agreement, dated as of January 16, 2004, among HealthSouth Corporation, the lenders party thereto, and Credit Suisse First Boston, as Administrative Agent and Syndication Agent (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2004).

10.10.2

Warrant Agreement, dated as of January 16, 2004, between HealthSouth Corporation and Wells Fargo Bank Northwest, N.A., as Warrant Agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2004).

10.10.3

Registration Rights Agreement, dated as of January 16, 2004, among HealthSouth Corporation and the entities listed on the signature pages thereto as Holders of Warrants and Transfer Restricted Securities (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2004).

10.10.4

Consent and Waiver No. 1, dated February 15, 2006, to the Senior Subordinated Credit Agreement, dated as of January 16, 2004, among HealthSouth Corporation, the lenders party thereto and Credit Suisse (formerly known as Credit Suisse First Boston), as Administrative Agent and Syndication Agent. **

10.11.1

Amended and Restated Credit Agreement, dated as of March 21, 2005, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent, and Deutsche Bank Trust Company Americas, as Documentation Agent (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on March 22, 2005).

10.11.2

Collateral and Guarantee Agreement dated as of March 21, 2005, between HealthSouth Corporation and JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on March 22, 2005).

10.11.3

Waiver, dated as of February 16, 2006 and effective as of February 22, 2006, to the Amended and Restated Credit Agreement dated as of March 21, 2005, among HealthSouth Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.**

10.12.1

Term Loan Agreement, dated as of June 15, 2005, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. as Co-Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K filed on June 15, 2005).

10.12.2

Amendment and Waiver No. 1, dated February 15, 2006, to the Term Loan Agreement, dated as of June 15, 2005, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citicorp North America, Inc., as Syndication Agent, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. as Co-Lead Arrangers and Joint Bookrunners.**

10.13.1

Lease Agreement, dated as of December 27, 2001, between State Street Bank and Trust Company of Connecticut, National Association, as Owner Trustee for Digital Hospital Trust 2001-1, and HealthSouth Medical Center, Inc.*

10.13.2

Participation Agreement, dated as of December 27, 2001, among HealthSouth Medical Center, Inc., HealthSouth Corporation, State Street Bank and Trust Company of Connecticut, National Association, as Owner Trustee for Digital Hospital Trust 2001-1, the various banks and other lending institutions which are parties thereto from time to time as Holders and Lenders, and First Union National Bank.*

10.14

Amended Class Action Settlement Agreement, dated July 25, 2005, with representatives of the plaintiff class relating to the action consolidated on July 2, 2003, captioned In Re Healthsouth Corp. ERISA Litigation, No. CV-03-BE-1700 (N.D. Ala.).*

10.15.1	HealthSouth Corporation Amended and Restated 2004 Director Incentive Plan.** +
10.15.2	Form of Restricted Stock Unit Agreement (Amended and Restated 2004 Director Incentive Plan).** +
10.16	HealthSouth Corporation Change in Control Benefits Plan (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K filed November 14, 2005).** +
10.17	HealthSouth Corporation Amended and Restated 1993 Consultants Stock Option Plan.*
10.18.1	HealthSouth Corporation 1995 Stock Option Plan, as amended.* +
10.18.2	Form of Non-Qualified Stock Option Agreement (1995 Stock Option Plan).* +
10.19.1	HealthSouth Corporation 1997 Stock Option Plan.* +
10.19.2	Form of Non-Qualified Stock Option Agreement (1997 Stock Option Plan).* +
10.20.1	HealthSouth Corporation 1998 Restricted Stock Plan.* +
10.20.2	Form of Restricted Stock Agreement (1998 Restricted Stock Plan).* +
10.21	HealthSouth Corporation 1999 Executive Equity Loan Plan.* +
10.22	HealthSouth 1999 Exchange Stock Option Plan. +
10.23.1	HealthSouth Corporation 2002 Non-Executive Stock Option Plan.* +
10.23.2	Form of Non-Qualified Stock Option Agreement (2002 Non-Executive Stock Option Plan).* +
10.24	HealthSouth Corporation Executive Deferred Compensation Plan.* +
10.25	HealthSouth Corporation Employee Stock Benefit Plan, as amended.* +
10.26	Employment Agreement, dated as of May 3, 2004, between HealthSouth Corporation and Jay F. Grinney.* +

10.27	Employment Agreement, dated as of June 30, 2004, between HealthSouth Corporation and Michael D. Snow.* +
10.28

Employment Agreement, dated as of September 3, 2004, between HealthSouth Corporation and John L. Workman (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on September 10, 2004).+

10.29.1	Employment Agreement, dated as of February 1, 2004, between HealthSouth Corporation and John Markus.* +
10.29.2	Amendment 1, dated as of April 14, 2004, to Employment Agreement, dated as of February 1, 2004, between HealthSouth Corporation and John Markus.* +
10.30

Employment Agreement, dated April 19, 2006, between HealthSouth Corporation and Diane L. Munson (incorporated by reference to Exhibit 10.1 to HealthSouth’s Quarterly Report on Form 10-Q filed on August 14, 2006).+

10.31

Employment Agreement, dated as of September 27, 2004, between HealthSouth Corporation and Mark J. Tarr (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on October 12, 2004).+

10.32

Employment Agreement, dated as of March 1, 2005, between HealthSouth Corporation and Joseph T. Clark (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on February 8, 2005).+

10.33

Employment Agreement, dated as of March 1, 2005, between HealthSouth Corporation and James C. Foxworthy (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on February 8, 2005). +

10.34	Form of Indemnity Agreement entered into between HealthSouth Corporation and the directors of HealthSouth.* +
10.35	Form of letter agreement with former directors.* +
10.36	Written description of Senior Management Bonus Program (incorporated by reference to Item 1.01 to HealthSouth’s Current Report on Form 8-K filed on April 11, 2005).+
10.37.1	Written description of HealthSouth Corporation Key Executive Incentive Program (incorporated by reference to Item 1.01 to HealthSouth’s Current Report on Form 8-K filed on November 21, 2005).+
10.37.2	Form of Key Executive Incentive Award Agreement (Key Executive Incentive Program).** +
10.38	HealthSouth Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K, filed on November 21, 2005).+
10.39	Form of Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan).**+
10.40

Written description of amendment to Annual Compensation to non-employee directors of HealthSouth Corporation (incorporated by reference to Item 1.01 to HealthSouth’s Current Report on Form 8-K filed on February 27, 2006).+

10.41

Settlement Agreement, dated as of December 30, 2004, by and among HealthSouth Corporation, the United States of America, acting through the entities named therein and certain other parties named therein (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on January 5, 2005).

10.42

Administrative Settlement Agreement, dated as of December 30, 2004, by and among the United States Department of Health and Human Services acting through the Centers for Medicare & Medicaid Services and its officers and agents, including, but not limited to, its fiscal intermediaries, and HealthSouth Corporation (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K filed on January 5, 2005).

10.43

Corporate Integrity Agreement, dated as of December 30, 2004, by and among the Office of Inspector General of the Department of Health and Human Services and HealthSouth Corporation (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on January 5, 2005).

10.44.1

Consent of Defendant HealthSouth Corporation, dated June 1, 2005, in the lawsuit captioned Securities and Exchange Commission v. HealthSouth Corporation and Richard M. Scrushy, CV-03-J-0615-S (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K filed on June 8, 2005).

10.44.2

Form of Final Judgment as to Defendant HealthSouth Corporation in the lawsuit captioned Securities and Exchange Commission v. HealthSouth Corporation and Richard M. Scrushy, CV-03-J-0615-S (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K filed on June 8, 2005).

10.45	Securities Purchase Agreement, dated February 28, 2006, between HealthSouth and the purchasers party thereto re: the sale of 400,000 shares of 6.50% Series A Convertible Perpetual Preferred Stock.**
10.46

Commitment Letter, dated February 2, 2006, from JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Citicorp North America, Inc., Citigroup Global Markets Inc., Merrill Lynch Capital Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on February 3, 2006).

10.47

Credit Agreement, dated March 10, 2006, by and among HealthSouth, the lenders party thereto, JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent, Citicorp North America, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as co-syndication agents; and Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P. and Wachovia Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on March 16, 2006).

10.48

Collateral and Guarantee Agreement, dated as of March 10, 2006, by and among HealthSouth, certain of the Company’s subsidiaries and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on March 16, 2006).

10.49

Interim Loan Agreement, dated March 10, 2006, by and among HealthSouth and certain of the Company’s subsidiaries, the lenders party thereto, Merrill Lynch Capital Corporation, as administrative agent, Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as co-syndication agents; and Deutsche Bank AG Cayman Islands Branch, Goldman Sachs Credit Partners L.P. and Wachovia Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K filed on March 16, 2006).

10.50.1	Asset Purchase Agreement, dated as of July 20, 2005, by and among HealthSouth Corporation, HealthSouth Medical Center, Inc., and The Board of Trustees of The University of Alabama.**
10.50.2

Amended and Restated Asset Purchase Agreement, dated as of December 31, 2005, by and among HealthSouth Corporation, HealthSouth Medical Center, Inc., and The Board of Trustees of The University of Alabama.**

12	Computation of Ratios.
21	Subsidiaries of HealthSouth Corporation.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on June 27, 2005.

** Incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on March 29, 2006.

+ Management contract or compensatory plan or arrangement.