Form 10-K/A
period 2006-12-31
HEALTHSOUTH CORP
filed 2007-03-22
CIK 785161

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-14940

HealthSouth Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0860407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One HealthSouth Parkway Birmingham, Alabama	35243
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

HealthSouth Corporation is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for the purpose of (1) amending Item 7 to correct figures included in the line entitled “Interest on long-term debt” in the consolidated contractual obligations table included in the section entitled “Contractual Obligations” (this change is reflected on page 47 of this Form 10-K/A) and (2) updating Exhibit 12 – Computation of Ratios – to include amounts for the interest portion of rental expense and interest costs associated with discontinued operations. No other changes are being made to the original Form 10-K filing other than updating of the Exhibits to include updated Certifications of the Chief Executive and Chief Financial Officers in accordance with Rule 13a-14(a).

PART II

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
	(In Millions)
Long-term debt obligations:
Long-term debt, excluding
revolving credit facility
and capital lease obligations(a)	$ 3,082.8	$ 20.9	$ 87.3	$ 42.8	$ 2,931.8
Revolving credit facility	170.0	–	–	–	170.0
Interest on long-term debt(b)	2,094.0	304.6	597.6	587.2	604.6
Capital lease obligations(c)	207.1	26.9	51.8	44.3	84.1
Operating lease obligations(d)(e)(f)	473.7	101.5	152.2	89.2	130.8
Purchase obligations(f)(g)	93.5	43.2	25.1	3.3	21.9
Other long-term liabilities:
Government settlements,
including interest when
applicable	139.0	139.0	–	–	–
Other liabilities(h)	4.4	0.7	0.7	0.4	2.6

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibits

(a)(3)	The exhibits to this Form 10-K/A are set forth in the Exhibit Index on page 56 of this filing.
(b)	Exhibits

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

HEALTHSOUTH CORPORATION

By:	/s/ Jay Grinney
Name: Jay Grinney
Title: President and Chief Executive Officer

Dated: March 22, 2007

EXHIBIT INDEX

Exhibit Number	Description
12	Computation of Ratios.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.