Form 10-Q
period 2007-03-31
HEALTHSOUTH CORP
filed 2007-05-09
CIK 785161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The registrant had 78,735,788 shares of common stock outstanding, net of treasury shares, as of April 30, 2007.

TABLE OF CONTENTS

		Page
PART I	Financial Information

Item 1.	Financial Statements (Unaudited)	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	53

PART II	Other Information

Item 1.	Legal Proceedings	54
Item 6.	Exhibits	54

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2007	December 31, 2006
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$ 26.2	$ 27.2
Current portion of restricted cash	53.8	67.8
Current portion of restricted marketable securities	16.4	37.5
Accounts receivable, net of allowance for doubtful accounts of $36.9 in 2007;
$36.4 in 2006	224.3	217.3
Insurance recoveries receivable	230.0	230.0
Other current assets	81.1	78.1
Current assets held for sale	217.4	222.4
Total current assets	849.2	880.3
Property and equipment, net	792.3	811.5
Goodwill	406.1	406.1
Intangible assets, net	29.5	30.4
Investment in and advances to nonconsolidated affiliates	39.6	40.2
Assets held for sale	794.1	830.9
Income tax refund receivable	207.0	218.8
Other long-term assets	120.0	142.6
Total assets	$ 3,237.8	$ 3,360.8
Liabilities and Shareholders’ Deficit
Current liabilities:
Current portion of long-term debt	$ 44.0	$ 33.6
Accounts payable	62.5	67.5
Accrued expenses and other current liabilities	405.0	362.0
Refunds due patients and other third-party payors	15.6	12.8
Government, class action, and related settlements	523.3	570.6
Current liabilities held for sale	196.7	215.0
Total current liabilities	1,247.1	1,261.5
Long-term debt, net of current portion	3,294.5	3,343.1
Liabilities held for sale	44.6	40.6
Other long-term liabilities	253.7	241.7
	4,839.9	4,886.9
Commitments and contingencies
Minority interest in equity of consolidated affiliates	262.5	271.1
Convertible perpetual preferred stock, $.10 par value; 1,500,000 shares authorized;
400,000 issued in 2007 and 2006; liquidation preference of $1,000 per share	387.4	387.4
Shareholders’ deficit:
Common stock, $.01 par value; 200,000,000 shares authorized;
issued: 88,086,727 in 2007; 87,999,513 in 2006	0.9	0.9
Capital in excess of par value	2,847.1	2,849.5
Accumulated deficit	(4,774.7)	(4,713.9)
Accumulated other comprehensive (loss) income	(1.8)	1.6
Treasury stock, at cost (9,350,939 shares in 2007 and 9,320,001 shares in 2006)	(323.4)	(322.6)
Notes receivable from shareholders, officers, and management employees	(0.1)	(0.1)
Total shareholders’ deficit	(2,252.0)	(2,184.6)
Total liabilities and shareholders’ deficit	$ 3,237.8	$ 3,360.8

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed balance sheets.

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In Millions, Except Per Share Data)
Net operating revenues	$ 448.6	$ 441.6
Operating expenses:
Salaries and benefits	217.4	206.4
Other operating expenses	70.3	63.6
General and administrative expenses	44.7	40.9
Supplies	26.3	25.6
Professional fees—accounting, tax, and legal	21.8	48.6
Depreciation and amortization	18.2	20.2
Occupancy costs	13.3	13.1
Provision for doubtful accounts	10.6	7.4
Loss on disposal of assets	–	0.9
Government, class action, and related settlements expense	(12.2)	4.3
Total operating expenses	410.4	431.0
Loss on early extinguishment of debt	–	361.1
Interest expense and amortization of debt discounts and fees	58.5	59.9
Other income	(4.8)	(3.8)
Loss on interest rate swap	4.3	3.8
Equity in net income of nonconsolidated affiliates	(2.7)	(1.9)
Minority interests in earnings of consolidated affiliates	8.8	10.6
Loss from continuing operations before income tax expense	(25.9)	(419.1)
Provision for income tax expense	3.3	13.7
Loss from continuing operations	(29.2)	(432.8)
Loss from discontinued operations, net of income tax expense	(27.4)	(2.3)
Net loss	$ (56.6)	$ (435.1)
Convertible perpetual preferred dividends	(6.5)	–
Net loss available to common shareholders	$ (63.1)	$ (435.1)
Comprehensive loss:
Net loss	$ (56.6)	$ (435.1)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	0.1	(0.4)
Unrealized loss on available-for-sale securities	(3.5)	–
Other comprehensive loss	(3.4)	(0.4)
Comprehensive loss	$ (60.0)	$ (435.5)
Weighted average common shares outstanding:
Basic	78.7	79.5
Diluted	92.1	83.0
Basic and diluted loss per common share:
Loss from continuing operations available to common shareholders	$ (0.45)	$ (5.44)
Loss from discontinued operations, net of income tax expense	(0.35)	(0.03)
Net loss per share available to common shareholders	$ (0.80)	$ (5.47)

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In Millions)
Net cash used in operating activities	$ (5.8)	$ (73.1)
Cash flows from investing activities:
Capital expenditures	(6.0)	(7.1)
Proceeds from disposal of assets	–	3.1
Proceeds from sale and maturities of marketable securities	–	31.2
Proceeds from sale and maturities of restricted marketable securities	65.0	–
Purchase of investments	–	(8.1)
Purchase of restricted investments	(10.0)	–
Proceeds from sale of equity interests of consolidated affiliates	2.3	10.0
Repurchase of equity interests of consolidated affiliates	(1.6)	(2.6)
Net cash settlement on interest rate swap	0.6	–
Net change in restricted cash	14.0	15.5
Other	0.3	(0.1)
Net cash (used in) provided by investing activities of discontinued
operations	(1.4)	8.3
Net cash provided by investing activities	63.2	50.2
Cash flows from financing activities:
Checks in excess of bank balance	26.1	(11.3)
Principal borrowing on notes	–	3,050.0
Principal payments on debt	(5.2)	(3,400.0)
Borrowings on revolving credit facility	10.0	50.0
Payments on revolving credit facility	(40.0)	–
Principal payments under capital lease obligations	(3.2)	(3.4)
Issuance of convertible perpetual preferred stock	–	400.0
Dividends paid on convertible perpetual preferred stock	(6.5)	–
Preferred stock issuance costs	–	(12.6)
Debt amendment and issuance costs	(11.1)	(66.7)
Distributions to minority interests of consolidated affiliates	(23.1)	(19.2)
Other	(0.1)	(0.1)
Net cash used in financing activities of discontinued operations	(0.8)	(2.0)
Net cash used in financing activities	(53.9)	(15.3)
Effect of exchange rate on cash and cash equivalents	0.1	(0.4)
Increase (decrease) in cash and cash equivalents	3.6	(38.6)
Cash and cash equivalents at beginning of period	27.2	166.4
Cash and cash equivalents of divisions and facilities held for sale at
beginning of period	14.1	11.2
Less: Cash and cash equivalents of divisions and facilities held for sale at
end of period	(18.7)	(22.2)
Cash and cash equivalents at end of period	$ 26.2	$ 116.8

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation:

HealthSouth Corporation, incorporated in Delaware in 1984, including its subsidiaries, is one of the largest providers of health care services in the United States, with a focus in the inpatient rehabilitation industry. References herein to “HealthSouth,” the “Company,” “we,” “our,” or “us” refer to HealthSouth Corporation and its subsidiaries unless otherwise stated or indicated by context.

The accompanying unaudited condensed consolidated financial statements of HealthSouth Corporation and Subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes filed with the United States Securities and Exchange Commission (the “SEC”) in HealthSouth’s Current Report on Form 8-K filed on March 30, 2007 (the “March 2007 Form 8-K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted in these interim statements, as allowed by such SEC rules and regulations. The condensed consolidated balance sheet as of December 31, 2006 has been derived from audited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.

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

On August 14, 2006, we announced that we would begin exploring a range of strategic alternatives to enhance stockholder value and to reposition our primary focus on the post-acute care sector. As a result of the exploration of such alternatives, the following events occurred in the first quarter of 2007:

1.

As previously reported, on January 27, 2007, we entered into an agreement with Select Medical Corporation (“Select Medical”), a privately owned operator of specialty hospitals and outpatient rehabilitation facilities, to sell our outpatient rehabilitation division for approximately $245 million in cash, subject to certain adjustments. This transaction closed on May 1, 2007. See also Note 6, Assets Held for Sale and Results of Discontinued Operations.

2.

As previously reported, on March 25, 2007, we entered into an agreement to sell our surgery centers division to ASC Acquisition LLC (the “Buyer”), a Delaware limited liability company and newly formed affiliate of TPG Partners V, L.P. (“TPG”), a private investment partnership. The purchase price consists of cash consideration of $920 million, subject to certain adjustments, and a contingent option to acquire up to a 5% equity interest in the new company. This transaction is expected to be completed in the third quarter of 2007 and is subject to customary closing conditions.

3.

Our board of directors determined that it is in the best interest of the Company and its stockholders to divest our diagnostic division. During the first quarter of 2007, our financial advisor for this divestiture, Deutsche Bank Securities, Inc., in conjunction with our management, continued the solicitation of interest from third parties regarding their desire to acquire our diagnostic division. As a result of these actions, this division meets the criteria of Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to be classified as held for sale. In addition, on April 19, 2007, we entered into an agreement with an affiliate of The Gores Group, a private equity firm, to sell our diagnostic division for approximately $47.5 million. This transaction is expected to be completed by the end of June or early in the third quarter of 2007 and is subject to customary closing conditions.

As a result of the foregoing, our surgery centers, outpatient, and diagnostic divisions are reported as held for sale in our condensed consolidated balance sheets and in discontinued operations in our condensed consolidated

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

statements of operations and comprehensive loss and our condensed consolidated statements of cash flows in accordance with FASB Statement No. 144.

The proceeds of these divestitures will be used to deleverage the Company, thereby allowing us to pursue growth opportunities in inpatient rehabilitative care and complementary post-acute businesses. In March 2007, we amended our Credit Agreement (as defined in Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K) and received the appropriate lender approvals for our divestiture activities. There can be no assurances that the surgery centers division and diagnostic division transactions described above will be consummated on the terms set forth above, if at all.

Historically, we have reported five segments: inpatient, surgery centers, outpatient, diagnostic, and corporate and other. Based on our strategic focus in the inpatient rehabilitation industry and the reclassification of our surgery centers, outpatient, and diagnostic divisions to discontinued operations, we have modified our segment reporting from five reportable segments to one reportable segment in the first quarter of 2007. Amounts historically reported as part of our corporate and other segment, which primarily represented the corporate overhead costs associated with our operating divisions, are no longer considered a reportable segment by our chief operating decision maker due to our strategic repositioning as a pure-play post-acute care provider and the change in the manner in which we now manage the Company. Rather, these corporate overhead costs are now presented on the line entitled General and administrative expenses in our condensed consolidated statements of operations and comprehensive loss (see “Reclassifications” below). Therefore, the condensed consolidated results of operations of the Company presented herein represent the continuing operations of our inpatient division, including corporate overhead. Our condensed consolidated results of operations include overhead costs associated with managing and providing shared services to our surgery centers, outpatient, and diagnostic divisions, even though these divisions qualify as discontinued operations.

See also Note 5, Long-term Debt, for information regarding the allocation of interest expense to discontinued operations.

Reclassifications—

Certain financial results have been reclassified to conform to the current period presentation. Such reclassifications primarily relate to the qualification of our surgery centers, outpatient, and diagnostic divisions as held for sale and discontinued operations under FASB Statement No. 144. These reclassifications also relate to inpatient facilities we closed or sold in the three months ended March 31, 2007 that qualify under FASB Statement No. 144 to be reported as discontinued operations. We reclassified our condensed consolidated balance sheet as of December 31, 2006 to show the assets and liabilities of these qualifying divisions and facilities as held for sale. We also reclassified our condensed consolidated statement of operations and comprehensive loss and our condensed consolidated statement of cash flows for the three months ended March 31, 2006 to show the results of those qualifying divisions and facilities as discontinued operations. In conjunction with our segment change described above, we also reclassified certain expenses considered to be corporate overhead historically reported primarily within the lines entitled Salaries and benefits and Other operating expenses into General and administrative expenses in our condensed consolidated statements of operations and comprehensive loss. These expenses primarily include administrative expenses such as corporate accounting, internal controls, legal, and information technology services.

Marketable Securities—

As disclosed in Note 1, Summary of Significant Accounting Policies, “Marketable Securities,” to the consolidated financial statements included in our March 2007 Form 8-K, we record all investments in debt and equity securities with readily determinable fair values and for which we do not exercise significant influence as available-for-sale securities in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of December 31, 2006, we had approximately $71.1 million of restricted marketable securities included in our condensed consolidated balance sheet, of which approximately $33.6 million is included in Other long-term assets. These marketable securities represent assets held at our wholly owned insurance captive, HCS, Ltd. (“HCS”), in the Cayman Islands. HCS handles professional liability, workers’ compensation, and other insurance claims on behalf of HealthSouth. These funds are committed to pay third-party administrators for claims incurred and are restricted by insurance regulations and requirements in the Cayman Islands. During the first quarter of 2007, it was determined that there was excess cash and investments associated with HCS. We received the permission of the Cayman Islands Monetary Authority to advance approximately $65.0 million of these excess funds from HCS to HealthSouth. The funds advanced to HealthSouth included cash that resulted from the liquidation of certain of these marketable securities. HealthSouth used the advance to fund current operations.

Recent Accounting Pronouncements—

Since the filing of our 2006 Annual Report on Form 10-K (the “2006 Form 10-K”), we do not believe any recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

2. Liquidity:

We are highly leveraged. As of March 31, 2007, we had approximately $3.3 billion of long-term debt outstanding, including approximately $140.0 million drawn under our $400 million revolving credit facility (excluding approximately $21.5 million utilized under the revolving letter of credit subfacility). Amounts were drawn from the revolving credit facility primarily due to the timing of interest payments, government settlement payments (as discussed in Note 9, Settlements), costs incurred related to our divestiture activities, and fees associated with the amendment to our Credit Agreement (see Note 5, Long-term Debt, to these condensed consolidated financial statements and Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K). Based on our current borrowing capacity and leverage ratio required under our Credit Agreement, we do not believe there is significant risk in our ability to make additional draws under our revolving credit facility, if needed.

The biggest risk relating to our high leverage is the possibility that a substantial down-turn in operating earnings could jeopardize our ability to service our debt payment obligations. See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in our March 2007 Form 8-K for a discussion of risks and uncertainties facing us. Changes in our business or other factors may occur that might have a material adverse impact on our financial position, results of operations, and cash flows.

3. Guarantees:

In conjunction with the sale of certain facilities in prior periods, HealthSouth assigned the leases of certain properties to certain purchasers and, as a condition of the lease, agreed to act as a guarantor of the purchaser’s performance on the lease. Should the purchaser fail to pay the rent due on these leases, the lessor would have contractual recourse against us.

As of March 31, 2007, we had entered into nine such lease guarantee arrangements. The remaining terms of these leases range from 4 months to 147 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximates $21.7 million.

We have not recorded a liability for these guarantees, as we do not believe it is probable we will have to perform under these agreements. If we are required to perform under these guarantees, we could potentially have recourse against the purchaser for recovery of any amounts paid. These guarantees are not secured by any assets under the leases. As of March 31, 2007, we have not been required to perform under any such lease guarantees.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

4. Investment in and Advances to Nonconsolidated Affiliates:

The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended March 31,
	2007	2006
Net operating revenues	$ 16.7	$ 14.9
Operating expenses	(10.4)	(10.0)
Income from continuing operations	6.3	4.9
Net income	$ 6.2	$ 4.6

5. Long-term Debt:

Our long-term financing obligations outstanding consist of the following (in millions):

	March 31, 2007	December 31, 2006
Advances under $400 million revolving credit facility	$ 140.0	$ 170.0
Term Loan Facility	2,034.6	2,039.8
Bonds Payable—
7.000% Senior Notes due 2008	5.0	5.0
10.750% Senior Subordinated Notes due 2008	30.2	30.2
8.500% Senior Notes due 2008	9.4	9.4
8.375% Senior Notes due 2011	0.3	0.3
7.625% Senior Notes due 2012	1.5	1.5
Floating Rate Senior Notes due 2014	375.0	375.0
10.75% Senior Notes due 2016	616.1	615.9
Notes payable to banks and others at interest rates from 9.8% to 12.9%	5.0	5.0
Capital lease obligations	121.4	124.6
	3,338.5	3,376.7
Less: Current portion	(44.0)	(33.6)
Long-term debt, less current portion	$ 3,294.5	$ 3,343.1

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
April 1 through December 31, 2007	$ 25.8	$ 25.3
2008	80.3	79.6
2009	36.9	36.2
2010	37.6	36.8
2011	33.3	32.4
2012	171.5	170.5
Thereafter	2,962.0	2,957.7
Total	$ 3,347.4	$ 3,338.5

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As discussed in Note 1, Basis of Presentation, we closed the transaction to sell our outpatient division to Select Medical on May 1, 2007. As of May 7, 2007, we had used approximately $197 million of the net proceeds from this transaction to reduce debt outstanding under our Credit Agreement.

Due to the requirements under our Credit Agreement to use the net proceeds from each divestiture (as discussed in Note 1, Basis of Presentation) to repay obligations outstanding under our Credit Agreement, and in accordance with the guidance in Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” we allocated the interest expense on the debt that is required to be repaid as a result of the disposal transactions to discontinued operations in all periods presented. The following table provides information regarding our total Interest expense and amortization of debt discounts and fees presented in our condensed consolidated statements of operations and comprehensive loss for both continuing and discontinued operations (in millions):

	Three Months Ended March 31,
	2007	2006
Continuing operations:
Interest expense	$ 56.5	$ 51.1
Amortization of debt discounts	0.1	1.1
Amortization of consent fees/bond issue costs	0.5	5.0
Amortization of loan fees	1.4	2.7
Total interest expense and amortization of debt discounts and
fees for continuing operations	58.5	59.9
Discontinued operations:
Interest expense	24.4	26.2
Total interest expense for discontinued operations	24.4	26.2
Total interest expense and amortization of debt discounts and fees	$ 82.9	$ 86.1

For a description of our indebtedness, see Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K.

On March 12, 2007, we announced that we had amended our existing Credit Agreement to lower the applicable interest rates and modify certain other covenants. The amendment and related supplement reduced the interest rate on our Term Loan Facility to LIBOR plus 2.5% (formerly LIBOR plus 3.25%), as well as reduced the applicable participation rate on the $100 million synthetic letter of credit facility to 2.5% (formerly 3.25%). The amendment also gave us the appropriate approvals required for our divestiture activities.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

6. Assets Held for Sale and Results of Discontinued Operations:

For the divisions and facilities identified during the three months ended March 31, 2007 that met the requirements of FASB Statement No. 144, we reclassified our condensed consolidated balance sheet as of December 31, 2006 to show the assets and liabilities of those divisions and facilities as held for sale. We also reclassified our condensed consolidated statement of operations and comprehensive loss and our condensed consolidated statement of cash flows for the three months ended March 31, 2006 to show the results of those divisions and facilities as discontinued operations. The operating results of discontinued operations, including the allocation of $24.1 million and $22.9 million of interest expense in the three months ended March 31, 2007 and 2006, respectively, (as discussed in Note 5, Long-term Debt), are as follows (in millions):

	Three Months Ended March 31,
	2007	2006
Net operating revenues	$ 309.3	$ 361.6
Costs and expenses	296.9	362.7
Impairments	35.9	0.5
Loss from discontinued operations	(23.5)	(1.6)
Gain on disposal of assets of discontinued operations	–	3.5
Income tax expense	(3.9)	(4.2)
Loss from discontinued operations	$ (27.4)	$ (2.3)

As discussed in Note 10, Contingencies, we have recorded charges related to ongoing negotiations with certain of our subsidiary partnerships related to the restatement of their historical financial statements. The portion of these charges that is attributable to partnerships of our surgery centers division has been included in our results of discontinued operations. No charges were made to partnerships in our outpatient or diagnostic divisions during the periods presented. We have and may continue to incur additional charges related to these ongoing negotiations with our partners.

As discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in our March 2007 Form 8-K, we insure a substantial portion of our professional liability, general liability, and workers’ compensation risks through a self-insured retention program underwritten by our consolidated wholly owned offshore captive insurance subsidiary, HCS, Ltd., which we fund annually. Expenses for retained professional and general liability risks and workers’ compensation risks associated with our surgery centers, outpatient, and diagnostic divisions have been included in our results of discontinued operations.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Assets and liabilities held for sale consist of the following (in millions):

	March 31, 2007	December 31, 2006
Assets:
Cash and cash equivalents	$ 18.7	$ 14.1
Current portion of restricted cash	35.7	35.7
Accounts receivable, net	152.0	157.5
Other current assets	11.0	15.1
Total current assets	217.4	222.4
Property and equipment, net	256.0	287.1
Goodwill	491.3	490.9
Intangible assets, net	19.4	25.7
Other long-term assets	27.4	27.2
Total long-term assets	794.1	830.9
Total assets	$ 1,011.5	$ 1,053.3
Liabilities:
Current portion of long-term debt	$ 3.4	$ 3.4
Accounts payable	31.1	38.8
Accrued expenses and other current liabilities	85.8	83.9
Refunds due patients and other third-party payors	76.4	88.9
Total current liabilities	196.7	215.0
Long-term debt, net of current portion	21.4	22.2
Other long-term liabilities	23.2	18.4
Total long-term liabilities	44.6	40.6
Total liabilities	$ 241.3	$ 255.6

Refunds due patients and other third-party payors consist primarily of overpayments received from our patients and other third-party payors. In instances where we are unable to determine the party due the refund, these amounts can become subject to escheat property laws and payable to various tax jurisdictions. These liabilities will remain with HealthSouth after each transaction closes. We are negotiating the settlement of these amounts with third-party payors and various tax jurisdictions. The result of these ongoing settlement negotiations may impact the carrying value of these liabilities.

Our condensed consolidated financial statements include all assets, liabilities, revenues, and expenses of less-than-100%-owned affiliates that we control. Accordingly, we have recorded minority interests in the earnings and equity of such entities. As of March 31, 2007 and December 31, 2006, approximately $168.5 million and $183.7 million, respectively, of our consolidated Minority interest in equity of consolidated affiliates represents minority interests associated with our surgery centers, outpatient, and diagnostic divisions.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As discussed in Note 1, Basis of Presentation, we have entered into an agreement to sell our surgery centers division to an affiliate of TPG. This transaction is expected to close in the third quarter of 2007. The assets and liabilities of the surgery centers division reported as held for sale consist of the following (in millions):

	March 31, 2007	December 31, 2006
Assets:
Cash and cash equivalents	$ 14.9	$ 12.0
Current portion of restricted cash	31.8	31.8
Accounts receivable, net	82.3	84.5
Other current assets	6.2	9.0
Total current assets	135.2	137.3
Property and equipment, net	185.7	181.3
Goodwill	462.9	462.5
Intangible assets, net	15.9	17.8
Investment in and advances to nonconsolidated affiliates	15.9	20.2
Other long-term assets	6.8	3.9
Total long-term assets	687.2	685.7
Total assets	$ 822.4	$ 823.0
Liabilities:
Current portion of long-term debt	$ 2.2	$ 2.2
Accounts payable	19.2	22.4
Accrued expenses and other current liabilities	51.3	46.8
Refunds due patients and other third-party payors	22.5	26.8
Total current liabilities	95.2	98.2
Long-term debt, net of current portion	17.4	17.9
Other long-term liabilities	12.4	7.3
Total long-term liabilities	29.8	25.2
Total liabilities	$ 125.0	$ 123.4

The operating results of the surgery centers division included in discontinued operations consist of the following (in millions):

	Three Months Ended March 31,
	2007	2006
Net operating revenues	$ 188.0	$ 194.6
Costs and expenses	175.6	189.1
Impairments	3.0	–
Income from discontinued operations	9.4	5.5
Gain on disposal of assets of discontinued operations	1.6	11.0
Income tax expense	(3.9)	(4.2)
Income from discontinued operations	$ 7.1	$ 12.3

As a result of the disposition of our surgery centers division, we expect to record an approximate $325 million to $360 million gain on disposal in the third quarter of 2007. In connection with this divestiture, we will enter into a transition services agreement (“TSA”) with an affiliate of TPG whereby we will continue to provide back office services related to the operations of our surgery centers division. These back office services include certain information technology, accounting and finance, and human resource support services, among others. Services are expected to be provided for periods of up to 12 months, although certain services are subject to short extension periods. TPG will compensate us for these services, as outlined in the TSA. Such compensation is not expected to be material to either HealthSouth or the operations of the surgery centers division.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As discussed in Note 1, Basis of Presentation, during the first quarter of 2007, we entered into an agreement with Select Medical to sell our outpatient rehabilitation division. This transaction closed on May 1, 2007. In connection with the closing of the sale of this division, we entered into a letter agreement with Select Medical whereby we agreed, among other things, that we would retain certain outpatient facilities until certain state regulatory approvals for the transfer of such facilities to Select Medical have been received. In that regard, we entered into agreements with Select Medical whereby Select Medical will manage certain operations of the applicable facilities until such approvals have been received. Approximately $24 million of the $245 million purchase price was withheld pending the transfer of these facilities.

The assets and liabilities of the outpatient division reported as held for sale consist of the following (in millions):

	March 31, 2007	December 31, 2006
Assets:
Cash and cash equivalents	$ 0.6	$ 0.6
Accounts receivable, net	36.9	37.1
Other current assets	1.7	1.5
Total current assets	39.2	39.2
Property and equipment, net	29.5	32.8
Goodwill	28.4	28.4
Intangible assets, net	3.5	3.7
Other long-term assets	0.1	0.3
Total long-term assets	61.5	65.2
Total assets	$ 100.7	$ 104.4
Liabilities:
Current portion of long-term debt	$ 0.7	$ 0.7
Accounts payable	2.5	2.9
Accrued expenses and other current liabilities	20.0	22.8
Refunds due patients and other third-party payors	40.7	46.7
Total current liabilities	63.9	73.1
Long-term debt, net of current portion	2.1	2.2
Other long-term liabilities	2.8	3.0
Total long-term liabilities	4.9	5.2
Total liabilities	$ 68.8	$ 78.3

The operating results of the outpatient division included in discontinued operations consist of the following (in millions):

	Three Months Ended March 31,
	2007	2006
Net operating revenues	$ 80.3	$ 89.9
Costs and expenses	73.0	85.6
Impairments	0.2	–
Income from discontinued operations	7.1	4.3
Loss on disposal of assets of discontinued operations	(1.2)	(0.2)
Income tax expense	–	–
Income from discontinued operations	$ 5.9	$ 4.1

As a result of the disposition of our outpatient division, we expect to record an approximate $120 million to $155 million gain on disposal in the second quarter of 2007.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As discussed in Note 1, Basis of Presentation, our diagnostic division met the criteria of FASB Statement No. 144 to be classified as held for sale and discontinued operations as of March 31, 2007. The assets and liabilities of the diagnostic division reported as held for sale consist of the following (in millions):

	March 31, 2007	December 31, 2006
Assets:
Cash and cash equivalents	$ 1.3	$ 1.0
Accounts receivable, net	27.0	29.4
Other current assets	1.5	2.3
Total current assets	29.8	32.7
Property and equipment, net	40.4	72.3
Intangible assets, net	–	4.2
Other long-term assets	0.7	0.7
Total long-term assets	41.1	77.2
Total assets	$ 70.9	$ 109.9
Liabilities:
Current portion of long-term debt	$ 0.6	$ 0.5
Accounts payable	7.5	11.5
Accrued expenses and other current liabilities	8.9	9.1
Refunds due patients and other third-party payors	12.5	14.3
Total current liabilities	29.5	35.4
Long-term debt, net of current portion	1.9	2.1
Other long-term liabilities	4.8	4.5
Total long-term liabilities	6.7	6.6
Total liabilities	$ 36.2	$ 42.0

The operating results of the diagnostic division included in discontinued operations consist of the following (in millions):

	Three Months Ended March 31,
	2007	2006
Net operating revenues	$ 38.9	$ 53.4
Costs and expenses	44.7	57.7
Impairments	32.7	0.5
Loss from discontinued operations	(38.5)	(4.8)
Gain on disposal of assets of discontinued operations	0.1	–
Income tax expense	–	–
Loss from discontinued operations	$ (38.4)	$ (4.8)

During the three months ended March 31, 2007, we wrote the intangible assets and certain long-lived assets of our diagnostic division down to their estimated fair value based on the estimated net proceeds to be received from the divestiture of the division. This charge is included in impairments in the above results of operations of our diagnostic division.

In connection with the divestiture of our diagnostic division, we will enter into a TSA with an affiliate of The Gores Group whereby we will continue to provide back office services related to the operations of our diagnostic division. These back office services include certain information technology, accounting and finance, and human resource support services, among others. Services are expected to be provided for periods up to 12 months. We will be compensated for these services, as outlined in the TSA. Such compensation is not expected to be material to either HealthSouth or the operations of the diagnostic division.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

7. Income Taxes:

Our Provision for income tax expense for the three months ended March 31, 2007 includes the following: (1) current income tax expense of $2.0 million attributable to state income taxes of subsidiaries which have separate state tax filing requirements, income taxes for other subsidiaries that are not included in our federal consolidated income tax return, and interest income accrued with respect to expected income tax refunds resulting from updated prior tax filings which are still in progress, and (2) deferred income tax expense of $1.3 million attributable to future tax liabilities to be incurred by subsidiaries that are not included in our federal consolidated income tax return and increases in the basis difference of certain indefinite-lived assets.

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

Our Provision for income tax expense for the same period in 2006 consisted of substantially the same items of current and deferred taxes, excluding an accrual for interest income with respect to expected income tax refunds. Income tax expense for the three months ended March 31, 2007 decreased due to the fact that we filed a request for a tax accounting method change in the first quarter of 2006 which accelerated the amortization of certain indefinite-lived assets. This tax accounting method change gave rise to an additional difference between the book and tax bases of the assets effected and, accordingly, resulted in our recording an additional deferred tax liability and deferred tax expense related to these indefinite-lived assets. The entire impact of this change of approximately $8.3 million was reflected in the three months ended March 31, 2006.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of our adoption of FASB Interpretation No. 48, we recognized a $4.2 million increase to reserves for uncertain tax positions. This increase was accounted for as an addition to Accumulated deficit as of January 1, 2007. Including the cumulative effect increase to the reserves for uncertain tax positions, at the beginning of the year, we had approximately $277.2 million of total gross unrecognized tax benefits, of which approximately $253.3 million would affect our effective tax rate if recognized. However, we have a full valuation allowance recorded against our net deferred tax assets. Therefore, the combined effect on our federal effective tax rate would be zero. The amount of the unrecognized tax benefits did not change significantly during the three months ended March 31, 2007. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the three months ended March 31, 2007, we accrued $0.9 million of interest income. Total accrued interest income was $37.7 million and $36.8 million as of March 31, 2007 and December 31, 2006, respectively. Currently, we estimate a cash settlement with the applicable taxing authority will occur within 12 to 18 months for the majority of these unrecognized tax benefits.

HealthSouth and its subsidiaries’ federal and state income tax returns are periodically examined by various regulatory taxing authorities. In connection with such examinations, we have settled our federal income tax liabilities with the Internal Revenue Service (the “IRS”) for the tax years 1994 through 1995. In May 2006, we received the IRS’ report and assessment of additional income taxes for the years 1996 through 1998. We filed a formal reply in July 2006 and are currently working to resolve the matters from this report and assessment. We expect to have all remaining open years under audit by the IRS in the near future. Amounts related to these tax deficiencies and other contingencies have been considered by management in its estimate of our potential net recovery of prior income taxes.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

8. Loss per Common Share:

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

	Three Months Ended March 31,
	2007	2006
Numerator:
Loss from continuing operations	$ (29.2)	$ (432.8)
Less: Convertible perpetual preferred stock dividends	(6.5)	–
Loss from continuing operations available to common shareholders	(35.7)	(432.8)
Loss from discontinued operations, net of tax	(27.4)	(2.3)
Net loss available to common shareholders	$ (63.1)	$ (435.1)

Denominator:
Basic—weighted average common shares outstanding	78.7	79.5
Diluted—weighted average common shares outstanding	92.1	83.0

Basic and diluted loss per common share:
Loss from continuing operations available to common shareholders	$ (0.45)	$ (5.44)
Loss from discontinued operations, net of tax	(0.35)	(0.03)
Net loss per share available to common shareholders	$ (0.80)	$ (5.47)

Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options, restricted stock awards, convertible debentures, restricted stock units, and convertible perpetual preferred stock. For the three months ended March 31, 2007 and 2006, the number of potential shares approximated 13.4 million and 3.5 million, respectively. Including these potential common shares in the denominator resulted in an antidilutive per share amount due to our Net loss available to common shareholders. Therefore, no separate computation of diluted loss per share is presented.

Options to purchase approximately 4.0 million and 3.7 million shares of common stock were outstanding as of March 31, 2007 and 2006, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.

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

In September 2006, we agreed to issue approximately 5.0 million shares of common stock and warrants to purchase approximately 8.2 million shares of common stock to settle our class action securities litigation. This agreement received final court approval on January 11, 2007. As of March 31, 2007, these shares of common stock

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

and warrants have not been issued and are not included in our basic or diluted common shares outstanding. For additional information, see Note 9, Settlements.

9. Settlements:

Medicare Program Settlement—

Under the terms of our settlement with the United States, which is described in Note 22, Medicare Program Settlement, to the consolidated financial statements accompanying our March 2007 Form 8-K, we agreed to make cash payments to the United States in the aggregate amount of $325 million, plus accrued interest from November 4, 2004 at an annual rate of 4.125%. Through March 31, 2007, we have made payments of approximately $259.7 million (excluding interest), with the remaining balance of $65.3 million (excluding interest) to be paid in quarterly installments ending in the fourth quarter of 2007. As of March 31, 2007 and December 31, 2006, approximately $65.3 million and $86.7 million, respectively, of the cash settlement amount are included in Government, class action, and related settlements in our condensed consolidated balance sheets.

SEC Settlement—

Under the terms of our settlement with the SEC, which is described in Note 23, SEC Settlement, to the consolidated financial statements accompanying our March 2007 Form 8-K, we agreed to pay a $100 million civil penalty and disgorgement of $100 to the SEC in the following installments: $12,500,100 by October 15, 2005; $12.5 million by April 15, 2006; $25.0 million by October 15, 2006; $25.0 million by April 15, 2007; and $25.0 million by October 15, 2007. As of the date of this filing, we are current with all payments required under the above payment schedule. Payments due under the SEC Settlement are included in Government, class action, and related settlements in our condensed consolidated balance sheets.

Securities Litigation Settlement—

In February 2006, we announced that we had reached a preliminary agreement in principle with the lead plaintiffs in the Stockholder Securities Action, the Bondholder Securities Action, and the derivative litigation (as defined in Note 24, Securities Litigation Settlement, to the consolidated financial statements accompanying our March 2007 Form 8-K), as well as with our insurance carriers to settle claims filed in those actions against us and many of our former directors and officers. In September 2006, the plaintiffs in the Stockholder Securities Action and the Bondholder Securities Action, HealthSouth, and certain individual former HealthSouth employees and board members entered into and filed a stipulation of partial settlement of this litigation. We also entered into definitive agreements with the lead plaintiffs in these actions and the derivative actions, as well as certain of our insurance carriers, to settle the litigation. In September 2006, the U.S. District Court entered an order preliminarily approving the stipulation and settlement. Following a period to allow class members to opt out of the settlement and for objections to the settlement to be lodged, the U.S. District Court held a hearing in January 2007 and determined that the proposed settlement is fair, reasonable, and adequate to the class members and that it should receive final approval. Individual class members representing approximately 205,000 shares of common stock and one bondholder whose bonds have a face value of $1.5 million elected to be excluded from the settlement. The order approving the settlement bars claims by the non-settling defendants arising out of or relating to the Stockholder Securities Action, the Bondholders Securities Action, and the derivative litigation but does not prevent other security holders excluded from the settlement from asserting claims directly against HealthSouth.

Under the terms of our securities litigation settlement, which is described in more detail in Note 24, Securities Litigation Settlement, to the consolidated financial statements accompanying our March 2007 Form 8-K, federal securities and fraud claims brought in the Consolidated Securities Action (as defined in our March 2007 Form 8-K) against us and certain of our former directors and officers were settled in exchange for aggregate consideration of $445 million, consisting of HealthSouth common stock and warrants valued at $215 million and cash payments by HealthSouth’s insurance carriers of $230 million. In addition, the settlement agreements provided that the plaintiffs in the Stockholder Securities Action and the Bondholder Securities Action will receive 25% of any net recoveries from future judgments obtained by us or on our behalf with respect to certain claims against

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Richard M. Scrushy, our former chairman and chief executive officer (excluding the $48 million judgment against Mr. Scrushy on January 3, 2006, as discussed in Note 25, Contingencies and Other Commitments, to the consolidated financial statements accompanying our March 2007 Form 8-K), Ernst & Young LLP, our former auditor, and UBS, our former primary investment bank, each of which remains a defendant in the derivative actions as well as the Consolidated Securities Action. Mr. Scrushy has appealed one provision of the bar order, which is a component of the settlement. The settlement is subject to the satisfaction of a number of conditions, including a favorable resolution of any appeal. The settlement was also conditioned upon the approval of bar orders in the derivative litigation by the Alabama Circuit Court that would, among other things, preclude certain claims by the non-settling co-defendants against HealthSouth and the insurance carriers relating to matters covered by the settlement. As more fully described in Note 10, Contingencies, that approval was obtained on January 11, 2007. The settlement agreements also required HealthSouth to indemnify the settling insurance carriers, to the extent permitted by law, for any amounts that they are legally obligated to pay to any non-settling defendants. As of March 31, 2007, we have not recorded a liability regarding these indemnifications, as we do not believe it is probable we will have to perform under the indemnification portion of these settlement agreements and any amount we would be required to pay is not estimable at this time.

Despite approval of the securities class action settlement, there are class members who have elected to opt out of the securities class action settlement and pursue claims individually. In addition, AIG Global Investment Corporation (“AIG”), which failed to opt out of the class settlement on a timely basis, has requested that the court allow it to opt out despite missing the district court’s deadline. In the court’s Partial Final Judgment and Order of Dismissal with Prejudice dated January 11, 2007, the court found that allowing AIG to opt out after the deadline would result in serious prejudice to us and denied AIG’s request for an expansion of time to opt out. On January 26, 2007, AIG moved for reconsideration of the court’s decision on this issue. On March 22, 2007, the district court denied AIG’s motion for reconsideration. On April 17, 2007, AIG filed a notice of appeal with the Eleventh Circuit Court of Appeals. If the appellate court were to reverse the district court’s denial of AIG’s motions and allow AIG to opt out despite missing the deadline, AIG would likely bring individual claims alleging substantial damages relating to the purchase by AIG and its affiliates of HealthSouth bonds. If AIG is not successful with an appeal of that denial, AIG’s individual claims would be precluded by the securities class action settlement.

We recorded a charge of $215.0 million as Government, class action, and related settlements expense in our 2005 consolidated statement of operations. During the fourth quarter of 2006, we reduced our liability for this settlement by approximately $31.2 million based on the value of our common stock and the associated common stock warrants on the date the order granting court approval was entered. During the first quarter of 2007, we reduced our liability for this settlement by an additional $17.5 million based on the value of our common stock and the associated common stock warrants at quarter end. The corresponding liability of $166.3 million and $183.8 million as of March 31, 2007 and December 31, 2006, respectively, is included in Government, class action, and related settlements in our condensed consolidated balance sheets. The charge for this settlement will be revised in future periods to reflect additional changes in the fair value of the common stock and warrants until they are issued.

In addition, Government, class action, and related settlements in our condensed consolidated balance sheets also includes a liability in the amount of $230.0 million in order to state the total liability related to the securities litigation settlement at the aggregate value of the consideration to be exchanged—the securities to be issued by us and the cash to be paid by the insurers. The related receivable from our insurers in the amount of $230.0 million is included in our condensed consolidated balance sheets as Insurance recoveries receivable.

10.	Contingencies:

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Securities Litigation—

See Note 9, Settlements, of these condensed consolidated financial statements and Note 24, Securities Litigation Settlement, to the consolidated financial statements accompanying our March 2007 Form 8-K for a discussion of the settlement entered into with the lead plaintiffs in certain securities actions.

On November 24, 2004, an individual securities fraud action captioned Burke v. HealthSouth Corp., et al., 04-B-2451 (OES), was filed in the United States District Court of Colorado against us, some of our former directors and officers, and our former auditor. The complaint makes allegations similar to those in the Consolidated Securities Action, as defined in Note 24, Securities Litigation Settlement, to the consolidated financial statements accompanying our March 2007 Form 8-K, and asserts claims under the federal securities laws and Colorado state law based on plaintiff’s alleged receipt of unexercised options and his open-market purchases of our stock. By order dated May 3, 2005, the action was transferred to the United States District Court for the Northern District of Alabama, where it remains pending. The plaintiff in this case has not opted out of the Consolidated Securities Action settlement discussed in Note 9, Settlements. Although the deadline for opting out in the Consolidated Securities Action has passed, if the Burke action resumes, we will continue to vigorously defend ourselves in this case. However, based on the stage of litigation, and review of the current facts and circumstances, we are unable to determine an amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case should litigation continue or whether any resultant liability would have a material adverse effect on our financial position, results of operations, or cash flows.

Derivative Litigation—

Between 1998 and 2004, a number of lawsuits purporting to be derivative actions (i.e., lawsuits filed by shareholder plaintiffs on our behalf) were filed in several jurisdictions, including the Circuit Court for Jefferson County, Alabama, the Delaware Court of Chancery, and the United States District Court for the Northern District of Alabama. All derivative complaints filed in the Circuit Court of Jefferson County, Alabama since 2002 have been consolidated and stayed in favor of the first-filed action captioned Tucker v. Scrushy, CV-02-5212, filed August 28, 2002. The Tucker complaint names as defendants a number of former HealthSouth officers and directors. Tucker also asserts claims on our behalf against Ernst & Young LLP, UBS Group, UBS Investment Bank, and UBS Securities, LLC, as well as against MedCenterDirect.com, Source Medical Solutions, Inc., Capstone Capital Corp., Healthcare Realty Trust, and G.G. Enterprises. Two derivative lawsuits filed in the United States District Court for the Northern District of Alabama were consolidated under the caption In re HealthSouth Corp. Derivative Litigation, CV-02-BE-2565. The court stayed further action in this federal consolidated action in deference to litigation filed in state courts in Alabama and Delaware. Two derivative lawsuits filed in the Delaware Court of Chancery were consolidated under the caption In re HealthSouth Corp. Shareholders Litigation, Consolidated Case No. 19896. Plaintiffs’ counsel in this litigation and in Tucker agreed to litigate all claims asserted in those lawsuits in the Tucker litigation, except for claims relating to an agreement to retire a HealthSouth loan to Richard M. Scrushy with shares of our stock (the “Buyback Claim”). On November 24, 2003, the court granted the plaintiffs’ motion for summary judgment on the Buyback Claim and rescinded the retirement of Scrushy’s loan. The court’s judgment was affirmed on appeal. We have collected a judgment of $12.5 million, net of attorneys’ fees awarded by the court. See also Note 13, Shareholders’ Deficit, to the consolidated financial statements accompanying our March 2007 Form 8-K.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of December 31, 2006, we had collected approximately $47.9 million of this judgment and had entered into an agreement with Mr. Scrushy which required him to pledge certain parcels of real estate as security for payment of the remainder of the amount. Of the $47.9 million collected as of December 31, 2006, approximately $14.8 million was collected via Mr. Scrushy’s return of 723,921 shares of HealthSouth common stock and approximately $21.5 million represents the right of offset discussed below under “Litigation by and Against Richard M. Scrushy.” During 2006, we recorded $47.8 million as Recovery of amounts due from Richard M. Scrushy in our consolidated statement of operations, with the remaining $5.0 million of the total award recorded as Interest income (see the consolidated financial statements accompanying our March 2007 Form 8-K). As of December 31, 2006, the remainder of the amount owed to us by Mr. Scrushy, or $4.9 million plus interest, was included in Other current assets in our condensed consolidated balance sheet. This amount was received in February 2007.

Additionally, we have entered into an agreement with the plaintiffs’ attorneys in the Tucker litigation under which we have agreed to pay them a fee of $17.5 million for obtaining this judgment. This fee was recorded in Professional fees—accounting, tax, and legal during the fourth quarter of 2006. As of December 31, 2006, we had a remaining balance of approximately $5.9 million of this fee owed to the plaintiffs’ attorneys. This liability was included in Accrued expenses and other current liabilities in our condensed consolidated balance sheet as of December 31, 2006. The remaining balance was paid in February 2007.

On September 26, 2006, certain parties to the Tucker litigation entered into and filed a stipulation of settlement. The substantive terms of the settlement are consistent with the preliminary agreement reached in February 2006. Of the $445 million to be paid in accordance with the settlement of the Consolidated Securities Action, $100 million is being credited to the plaintiffs in the Tucker litigation. On September 27, 2006, the Alabama Circuit Court entered an order preliminarily approving the stipulation and settlement. The Court held a hearing on January 9, 2007 to determine the fairness, reasonableness and adequacy of the settlement, whether the settlement should be finally approved by the Court, and to hear and determine any objections to the settlement. The settlement was approved, and an order granting such approval was entered on January 11, 2007. All objections to the settlement were withdrawn, and no individual class members opted out of the settlement. Additionally, we reached an agreement with the plaintiffs’ attorneys in the Tucker litigation under which we have agreed to pay them a fee of $15 million in connection with the settlement of the Consolidated Securities Action (which is in addition to the $17.5 million fee discussed above). This fee was recorded in Professional fees—accounting, tax, and legal during the fourth quarter of 2006. This liability is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006. This fee is due upon the earlier of our sale of the 723,921 shares of HealthSouth stock Mr. Scrushy returned to us (as noted above) or June 30, 2007.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

Insurance Coverage Litigation—

In 2003, approximately 14 insurance companies filed complaints in state and federal courts in Alabama, Delaware, and Georgia alleging that the insurance policies issued by those companies to us and/or some of our directors and officers should be rescinded on grounds of fraudulent inducement. The complaints also sought a declaration that we and/or some of our current and former directors and officers are not covered under various insurance policies. These lawsuits challenged the majority of our director and officer liability policies, including our primary director and officer liability policy in effect for the claims at issue. Actions filed by insurance companies in the United States District Court for the Northern District of Alabama were consolidated for pretrial and discovery purposes under the caption In re HealthSouth Corp. Insurance Litigation, Consolidated Case No. CV-03-BE-1139-S. Four lawsuits filed by insurance companies in the Circuit Court of Jefferson County, Alabama were consolidated with the Tucker case for discovery and other pretrial purposes. Cases related to insurance coverage that were filed in Georgia and Delaware have been dismissed. We filed counterclaims against a number of the plaintiffs in these cases alleging, among other things, bad faith for wrongful failure to provide coverage.

On September 26, 2006, in connection with the settlement of the Consolidated Securities Action and derivative litigation (as discussed in Note 9, Settlements), we executed a settlement agreement with the insurers that is substantively consistent with the preliminary agreement in principle reached in February 2006. The settlement

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

agreement also requires HealthSouth to indemnify the settling insurance carriers, to the extent permitted by law, for any amounts they are legally obligated to pay to any non-settling defendants.

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

On October 17, 2006, the arbitrator issued a final award of approximately $17.0 million to Mr. Scrushy and further ruled that Mr. Scrushy was entitled to payment by HealthSouth of approximately $4.0 million in pre-judgment interest and attorneys’ fees and expenses incurred by Mr. Scrushy in connection with the arbitration proceeding. On August 31, 2006, HealthSouth and the Tucker plaintiffs filed a joint motion in the Tucker case to offset the entire award to Mr. Scrushy in the arbitration, including fees and interest, against the approximately $48 million judgment against Mr. Scrushy in Tucker for repayment of his bonuses, which judgment is accruing interest. Mr. Scrushy opposed that effort, and on October 17, 2006 filed a lawsuit captioned Scrushy v. HealthSouth Corporation, CA No. 2483-N, in the Delaware Court of Chancery for New Castle County seeking confirmation of the arbitration award in that court. A settlement was reached with Mr. Scrushy by which he agreed to an offset of the arbitrator’s award in the amount of $21.5 million, which amount is included in the amount collected from Mr. Scrushy on the Tucker judgment. We accrued an estimate of these fees as part of Professional fees—accounting, tax, and legal in our December 31, 2005 and 2004 consolidated statements of operations. While the arbitrator’s ruling provided that we may have an obligation to indemnify Mr. Scrushy for certain costs associated with ongoing litigation, the court’s order approving the securities litigation settlement prohibits Mr. Scrushy from seeking indemnity or contribution in the securities class action. This order has been appealed by Mr. Scrushy. As of March 31, 2007 and December 31, 2006, an estimate of these legal fees is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets.

Litigation Against Former Officers—

On June 10, 2004, we filed a collection action in the Circuit Court of Jefferson County, Alabama, captioned HealthSouth Corp. v. James Goodreau, CV-04-3619, to collect unpaid loans in the original principal amount of $55,500 that we made to James A. Goodreau, our former Director of Corporate Security, while he was a HealthSouth employee. Mr. Goodreau asserted counterclaims against us seeking compensatory damages in the approximate amount of $6 million dollars, plus punitive damages, based upon his contention that he was promised lifetime employment with us by Mr. Scrushy and that he was wrongfully terminated by us in May of 2003. On September 26, 2006, the Circuit Court entered an order on our motion for summary judgment requiring Mr. Goodreau to repay the loans plus accrued interest and to reimburse us for the reasonable attorneys’ fees that we have incurred to collect those loans. Mr. Goodreau’s counterclaims were tried by a jury and on October 27, 2006, the jury returned an award in Mr. Goodreau’s favor in the approximate amount of $1.9 million, which we recorded in Government, class action, and related settlements expense in the third quarter of 2006. We have filed a notice of appeal for this award to the Alabama Supreme Court and attended a court-ordered mediation that did not result in a settlement. Consequently, we are proceeding with our appeal. The liability associated with this jury award is included in Government, class action, and related settlements in our condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006.

On July 28, 2005, we filed a collection action in the Circuit Court of Jefferson County, Alabama captioned HealthSouth Corp. v. William T. Owens, CV-05-4420, to collect unpaid loans in the original principal amount of approximately $1.0 million that we made to William T. Owens, our former chief financial officer, while he was a

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

Certain Regulatory Actions—

The False Claims Act, 31 U.S.C. § 3729, allows private citizens, called “relators,” to institute civil proceedings alleging violations of the False Claims Act. These so-called qui tam, or “whistleblower,” cases are sealed by the court at the time of filing. The only parties privy to the information contained in the complaint are the relator, the federal government, and the presiding court. It is possible that qui tam lawsuits other than those discussed in these financial statements have been filed against us and that we are unaware of such filings or have been ordered by the presiding court not to discuss or disclose the filing of such lawsuits. We may be subject to liability under one or more undisclosed qui tam cases brought pursuant to the False Claims Act.

On April 1, 1999, a plaintiff relator filed a lawsuit under the False Claims Act captioned United States ex rel. Mathews v. Alexandria Rehabilitation Hospital, CV-99-0604, in the United States District Court for the Western District of Louisiana. On February 29, 2000, the United States elected not to intervene in the lawsuit. The complaint, as amended, alleged, among other things, that we filed fraudulent reimbursement claims under the Medicare program on a nationwide basis. A trial date of October 9, 2007 had been set in the case but was rescinded. The court has not yet set a new trial date. On November 14, 2006, the plaintiff relator filed a motion for partial summary judgment, and we filed a cross-motion for summary judgment on January 16, 2007. The court has not yet ruled on these motions. We intend to vigorously defend ourselves against the claims alleged by the plaintiff relator. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case.

On October 27, 2006, we settled two sealed lawsuits brought under the federal False Claims Act, related to services provided at our inpatient rehabilitation hospitals. These lawsuits, captioned United States ex rel. Knight v. HealthSouth, et al., Civil No. 5:03cv367, and United States ex rel. Bateman Gibson v. HealthSouth, et al., Civil No. 04-2668, were filed in the United States District Court for the Northern District of Florida and the United States District Court for the Western District of Tennessee, respectively. Each lawsuit was filed under seal by a qui tam relator and related to purchasing policies for orthotic and prosthetic devices. The complaints alleged that we began a practice of engaging in improper billing practices relating to certain prosthetic and orthotic devices in 1994 that resulted in false claims under the federal Medicare program. Pursuant to the settlement, we paid $4.0 million to the United States and entered into an addendum to our Corporate Integrity Agreement. The addendum requires additional compliance training and annual audits of billing practices relating to prosthetic and orthotic devices. The addendum has a term of three years and will run concurrently with our existing five-year Corporate Integrity Agreement. Approximately $3.0 million of this settlement was included in Government, class action, and related settlements expense in the second quarter of 2006, with the remaining $1.0 million recorded to the same line item in the third quarter of 2006. We paid this settlement in the fourth quarter of 2006.

General Medicine, Meadowbrook, and Greystone Ventures Actions—

On August 16, 2004, General Medicine, P.C. (“General Medicine”) filed a lawsuit against us captioned General Medicine, P.C. v. HealthSouth Corp., CV-04-958, in the Circuit Court of Shelby County, Alabama, seeking to recover unpaid amounts under a consent judgment (the “Consent Judgment”) between the parties to a lawsuit filed in the United States District Court for the Eastern District of Michigan (the “Michigan Action”). Under the Consent

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Judgment, Horizon/CMS Healthcare Corporation (“Horizon/CMS”), a former HealthSouth subsidiary sold to Meadowbrook Healthcare, Inc. (“Meadowbrook”) pursuant to a stock purchase agreement, consented to the entry of a final judgment in the amount of $376 million in favor of General Medicine for the alleged wrongful termination of a contract with General Medicine. The Consent Judgment further provided that all amounts due under the Consent Judgment except for $0.3 million paid by Meadowbrook must be collected from us. The complaint alleged that while Horizon/CMS was a wholly owned subsidiary of HealthSouth and General Medicine was an existing creditor of Horizon/CMS, we caused Horizon/CMS to transfer its assets to us for less than a reasonably equivalent value and/or with the actual intent to defraud creditors of Horizon/CMS, including General Medicine, in violation of the Alabama Uniform Fraudulent Transfer Act. General Medicine’s complaint requests relief including recovery of the unpaid amount of the Consent Judgment, the avoidance of the subject transfers of assets, attachment of the assets transferred to us, appointment of a receiver over the transferred properties, and a monetary judgment for the value of properties transferred.

We filed an answer denying liability to General Medicine, and on February 28, 2005, the General Medicine case was transferred to the Circuit Court of Jefferson County, Alabama, and assigned case number CV-05-1483. We asserted counterclaims against Meadowbrook, General Medicine, and Horizon/CMS for fraud, injurious falsehood, tortious interference with business relations, bad faith, conspiracy, unjust enrichment, and other causes of action. In our counterclaims, we allege that the Consent Judgment is the product of fraud, collusion and bad faith by Meadowbrook, General Medicine, and Horizon/CMS and, further, that these parties are guilty of a conspiracy to manufacture a lawsuit against HealthSouth in favor of General Medicine and to divert the assets of Horizon/CMS to Meadowbrook and away from creditors, including HealthSouth. On January 3, 2006, we filed a motion for summary judgment challenging General Medicine’s standing under the Alabama Uniform Fraudulent Transfer Act to bring this action against us to collect monies allegedly owed by Horizon/CMS. After the court’s denial of our motion, we filed a petition for writ of mandamus with the Supreme Court of Alabama requesting a reversal of that decision, which was denied. We filed an Application for Rehearing on March 2, 2007 requesting the Alabama Supreme Court to reconsider its ruling. This action remains stayed while the Supreme Court of Alabama considers our Application for Rehearing.

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

Other Litigation—

On September 17, 1998, John Darling, who was one of the federal False Claims Act relators in the now-settled Devage case, filed a lawsuit captioned Darling v. HealthSouth Sports Medicine & Rehabilitation, et al., 98-6110-CI-20, in the Circuit Court for Pinellas County, Florida. The complaint alleged that Mr. Darling was injured while receiving physical therapy during a 1996 visit to a HealthSouth outpatient rehabilitation facility in Clearwater, Florida. The complaint was amended in December 2004 to add a punitive damages claim. This amended complaint alleged that fraudulent misrepresentations and omissions by us resulted in the injury to Mr. Darling. The court ordered the parties to participate in non-binding arbitration which resulted in a finding in our favor on December 27,

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

2005. We entered into a settlement agreement with Mr. Darling on February 3, 2007 pursuant to which we paid certain damages pursuant to a confidential settlement agreement during the first quarter of 2007. The cost of the settlement is included in Government, class action, and related settlements expense in our results of operations for the fourth quarter of 2006 and in Government, class action, and related settlements in our condensed consolidated balance sheet as of December 31, 2006.

We have been named as a defendant in two lawsuits brought by individuals in the Circuit Court of Jefferson County, Alabama, Nichols v. HealthSouth Corp., CV-03-2023, filed March 28, 2003, and Hilsman v. Ernst & Young, HealthSouth Corp., et al., CV-03-7790, filed December 12, 2003. The plaintiffs allege that we, some of our former officers, and our former auditor engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs seek compensatory and punitive damages. On March 24, 2003, a lawsuit captioned Warren v. HealthSouth Corp., et al., CV-03-5967, was filed in the Circuit Court of Montgomery County, Alabama. The lawsuit, which claims damages for the defendants’ alleged negligence, wantonness, fraud and breach of fiduciary duty, was transferred to the Circuit Court of Jefferson County, Alabama. Each of these three lawsuits described in this paragraph was consolidated with the Tucker case for discovery and other pretrial purposes. The plaintiffs in these cases are subject to the Consolidated Securities Action settlement discussed in Note 9, Settlements, and thereby foreclosed from pursuing these state court actions based on purchases made during the class period unless they opted out of that settlement. The plaintiffs in Warren v. HealthSouth Corp., et al. did not opt out of the settlement. The plaintiffs in Hilsman v. Ernst & Young, et al. attempted to opt out of the settlement, but their election was deemed invalid by the agent. At present, it is unclear whether the plaintiffs in the Hilsman action will challenge this determination. The Nichols lawsuit asserts claims on behalf of a number of plaintiffs, all but three of whom opted out of the settlement. John Kapoor, who claimed to have purchased over 180,000 shares of stock, attempted to opt-out, but his attempt was deemed invalid by the court. It is unclear whether Mr. Kapoor will challenge this determination. The remaining Nichols plaintiffs that opted out of the settlement claim losses of approximately $5.4 million. We intend to vigorously defend ourselves in these cases. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of these cases.

On December 28, 2004, we commenced a collection action in the Circuit Court of Jefferson County, Alabama, captioned HealthSouth Medical Center, Inc. v. Neurological Surgery Associates, P.C., CV-04-7700, to collect unpaid loans in the original principal amount of approximately $0.3 million made to Neurological Surgery Associates, P.C. (“NSA”), pursuant to a written Practice Guaranty Agreement. The purpose of the loans was to enable NSA to employ a physician who would bring necessary specialty skills to patients served by both NSA and the acute-care hospital in Birmingham, Alabama we sold in March 2006. NSA has asserted counterclaims alleging that we breached verbal promises to lease space and employees from NSA, to pay NSA for billing and coding services performed by NSA on behalf of the subject physician-employee, and to pay NSA to manage the subject physician-employee. On December 21, 2006, NSA filed an Amendment to Counterclaim asserting new counterclaims against us and adding NSA’s principal, Dr. Swaid Swaid, M.D., as a counterclaim plaintiff. NSA and Dr. Swaid allege that we are liable to them in connection with the subject Practice Guaranty Agreement under a variety of legal theories, including fraud, breach of fiduciary duty, conspiracy, abuse of process, breach of contract and unjust enrichment. Dr. Swaid also alleges that we breached a Medical Director Agreement with him. The Amendment to Counterclaim seeks unspecified damages and other relief. This case is currently in the discovery phase. We intend to vigorously defend ourselves against these counterclaims. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this case.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

complaint with prejudice due to lack of constitutional standing. This case has been appealed to the Ninth Circuit Court of Appeals where it remains pending.

Other Matters—

The reconstruction of our historical financial records has resulted in the restatement of not only our 2001 and 2000 consolidated financial statements, but also the financial statements of certain of our subsidiary partnerships. The process of communicating the effect of these restatements to the outside partners will continue in 2007. These restatements have had a negative impact on our relationships with our partners and may result in litigation against us. We have and may continue to incur additional charges to reduce the economic impact to our partners.

In addition, as it is our obligation as a participant in Medicare and other federal health care programs, we routinely conduct audits and reviews of the accuracy of our billing systems and other regulatory compliance matters. As a result of these reviews, we have made, and will continue to make, disclosures to the United States Department of Health & Human Services Office of Inspector General relating to amounts that we suspect represent over-reimbursements from these programs, whether due to inaccurate billing or otherwise. Some of these disclosures have resulted in, or may result in, the Company refunding amounts to Medicare or other federal health care programs.

11.	Condensed Consolidating Financial Information:

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Each of the subsidiary guarantors are 100% owned by HealthSouth, and all guarantees are full and unconditional and joint and several. HealthSouth’s investments in its consolidated subsidiaries, as well as guarantor subsidiaries’ investments in non-guarantor subsidiaries and non-guarantor subsidiaries’ investments in guarantor subsidiaries, are presented under the equity method of accounting.

As described in Note 9, Long-term Debt, to the consolidated financial statements accompanying our March 2007 Form 8-K, the terms of our Credit Agreement restrict us from declaring or paying cash dividends on our common stock unless: (1) we are not in default under our Credit Agreement and (2) the amount of the dividend, when added to the aggregate amount of certain other defined payments made during the same fiscal year, does not exceed certain maximum thresholds. However, as described in Note 12, Convertible Perpetual Preferred Stock, to the consolidated financial statements accompanying our March 2007 Form 8-K, our Series A Preferred Stock generally provides for the payment of cash dividends, subject to certain limitations.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	As of March 31, 2007
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$ 12.8	$ 3.9	$ 9.5	$ –	$ 26.2
Current portion of restricted cash	2.5	–	51.3	–	53.8
Current portion of restricted
marketable securities	–	–	16.4	–	16.4
Accounts receivable, net	16.4	145.1	62.8	–	224.3
Insurance recoveries receivable	230.0	–	–	–	230.0
Other current assets	64.1	37.6	92.3	(112.9)	81.1
Current assets held for sale	13.4	43.6	160.4	–	217.4
Total current assets	339.2	230.2	392.7	(112.9)	849.2
Property and equipment, net	92.6	512.4	187.3	–	792.3
Goodwill	53.9	201.7	150.5	–	406.1
Intangible assets, net	3.3	16.4	9.8	–	29.5
Investment in and advances to
nonconsolidated affiliates	2.0	28.7	9.6	(0.7)	39.6
Other assets held for sale	142.6	122.4	529.1	–	794.1
Income tax refund receivable	207.0	–	–	–	207.0
Other long-term assets	5.5	57.3	219.4	(162.2)	120.0
Intercompany receivable (payable)	0.2	169.8	(70.1)	(99.9)	–
Total assets	$ 846.3	$ 1,338.9	$ 1,428.3	$ (375.7)	$ 3,237.8
Liabilities and Shareholders’
(Deficit) Equity
Current liabilities:
Current portion of long-term debt	$ 31.7	$ 10.5	$ 1.8	$ –	$ 44.0
Accounts payable	34.8	20.2	7.5	–	62.5
Accrued expenses and other
current liabilities	352.8	34.2	60.3	(42.3)	405.0
Refunds due patients and other
third-party payors	15.6	–	–	–	15.6
Government, class action, and related
settlements	523.3	–	–	–	523.3
Current liabilities held for sale	122.9	5.8	68.0	–	196.7
Total current liabilities	1,081.1	70.7	137.6	(42.3)	1,247.1
Long-term debt, net of current portion	3,186.7	75.9	133.9	(102.0)	3,294.5
Long-term liabilities held for sale	4.3	8.3	32.0	–	44.6
Other long-term liabilities	133.5	7.6	144.7	(32.1)	253.7
Intercompany (receivable) payable	(1,694.7)	782.4	1,277.4	(365.1)	–
	2,710.9	944.9	1,725.6	(541.5)	4,839.9
Commitments and contingencies
Minority interest in equity of
consolidated affiliates	–	–	262.5	–	262.5
Convertible perpetual preferred stock	387.4	–	–	–	387.4
Shareholders’ (deficit) equity	(2,252.0)	394.0	(559.8)	165.8	(2,252.0)
Total liabilities and shareholders’
(deficit) equity	$ 846.3	$ 1,338.9	$ 1,428.3	$ (375.7)	$ 3,237.8

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	As of December 31, 2006
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$ 17.5	$ 2.8	$ 6.9	$ –	$ 27.2
Current portion of restricted cash	3.0	–	64.8	–	67.8
Current portion of restricted
marketable securities	–	–	37.5	–	37.5
Accounts receivable, net	9.7	143.3	64.3	–	217.3
Insurance recoveries receivable	230.0	–	–	–	230.0
Other current assets	64.5	37.2	32.1	(55.7)	78.1
Current assets held for sale	18.0	46.4	158.0	–	222.4
Total current assets	342.7	229.7	363.6	(55.7)	880.3
Property and equipment, net	101.6	520.1	189.8	–	811.5
Goodwill	53.9	201.7	150.5	–	406.1
Intangible assets, net	1.8	16.8	11.8	–	30.4
Investment in and advances to
nonconsolidated affiliates	1.7	28.4	10.1	–	40.2
Other assets held for sale	171.3	133.3	528.0	(1.7)	830.9
Income tax refund receivable	218.8	–	–	–	218.8
Other long-term assets	59.5	63.3	126.1	(106.3)	142.6
Intercompany receivable (payable)	9.0	262.3	(69.8)	(201.5)	–
Total assets	$ 960.3	$ 1,455.6	$ 1,310.1	$ (365.2)	$ 3,360.8
Liabilities and Shareholders’
(Deficit) Equity
Current liabilities:
Current portion of long-term debt	$ 21.7	$ 10.3	$ 1.6	$ –	$ 33.6
Accounts payable	35.2	22.0	10.3	–	67.5
Accrued expenses and other
current liabilities	285.3	47.1	36.7	(7.1)	362.0
Refunds due patients and other
third-party payors	12.8	–	–	–	12.8
Government, class action, and
related settlements	570.6				570.6
Current liabilities held for sale	140.5	9.4	65.1	–	215.0
Total current liabilities	1,066.1	88.8	113.7	(7.1)	1,261.5
Long-term debt, net of current portion	3,232.2	78.6	69.3	(37.0)	3,343.1
Long-term liabilities held for sale	4.1	9.0	27.5	–	40.6
Other long-term liabilities	130.7	3.9	107.1	–	241.7
Intercompany (receivable) payable	(1,675.6)	894.2	1,172.9	(391.5)	–
	2,757.5	1,074.5	1,490.5	(435.6)	4,886.9
Commitments and contingencies
Minority interest in equity of
consolidated affiliates	–	–	271.1	–	271.1
Convertible perpetual preferred stock	387.4	–	–	–	387.4
Shareholders’ (deficit) equity	(2,184.6)	381.1	(451.5)	70.4	(2,184.6)
Total liabilities and
shareholders’ (deficit) equity	$ 960.3	$ 1,455.6	$ 1,310.1	$ (365.2)	$ 3,360.8

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2007
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$ 22.6	$ 302.8	$ 139.0	$ (15.8)	$ 448.6
Operating expenses:
Salaries and benefits	13.2	146.1	61.0	(2.9)	217.4
Other operating expenses	8.8	40.8	25.3	(4.6)	70.3
General and administrative expenses	44.7	–	–	–	44.7
Supplies	1.6	17.8	6.9	–	26.3
Professional fees—accounting, tax,
and legal	21.5	0.3	–	–	21.8
Depreciation and amortization	3.9	9.9	4.4	–	18.2
Occupancy costs	2.1	9.7	4.8	(3.3)	13.3
Provision for doubtful accounts	0.6	8.3	3.2	(1.5)	10.6
(Gain) loss on disposal of assets	(0.3)	0.1	0.2	–	–
Government, class action, and related
settlements expense	(12.2)	–	–	–	(12.2)
Total operating expenses	83.9	233.0	105.8	(12.3)	410.4
Interest expense and amortization of debt
discounts and fees	56.2	2.2	1.0	(0.9)	58.5
Other expense (income)	1.4	–	(7.1)	0.9	(4.8)
Loss on interest rate swap	4.3	–	–	–	4.3
Equity in net income of nonconsolidated
affiliates	(0.7)	(2.0)	–	–	(2.7)
Equity in net income of consolidated
affiliates	(25.4)	18.1	0.2	7.1	–
Minority interests in earnings of consolidated
affiliates	–	–	8.8	–	8.8
Management fees	(31.7)	15.1	16.6	–	–
(Loss) income from continuing
operations before income tax
(benefit) expense	(65.4)	36.4	13.7	(10.6)	(25.9)
Provision for income tax (benefit) expense	(25.1)	18.9	9.5	–	3.3
(Loss) income from continuing
operations	(40.3)	17.5	4.2	(10.6)	(29.2)
Loss from discontinued operations,
net of income tax expense	(16.3)	(1.3)	(13.3)	3.5	(27.4)
Net (loss) income	(56.6)	16.2	(9.1)	(7.1)	(56.6)
Convertible perpetual preferred dividends	(6.5)	–	–	–	(6.5)
Net (loss) income available to
common shareholders	$ (63.1)	$ 16.2	$ (9.1)	$ (7.1)	$ (63.1)

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2006
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$ 21.1	$ 301.4	$ 136.0	$ (16.9)	$ 441.6
Operating expenses:
Salaries and benefits	11.6	142.5	57.3	(5.0)	206.4
Other operating expenses	(5.6)	43.6	33.3	(7.7)	63.6
General and administrative expenses	40.9	–	–	–	40.9
Supplies	1.5	17.3	6.8	–	25.6
Professional fees—accounting, tax,
and legal	48.6	–	–	–	48.6
Depreciation and amortization	5.7	11.0	3.5	–	20.2
Occupancy costs	2.7	9.4	5.2	(4.2)	13.1
Provision for doubtful accounts	0.6	4.6	2.2	–	7.4
Loss on disposal of assets	0.8	–	0.1	–	0.9
Government, class action, and
related settlements expense	4.3	–	–	–	4.3
Total operating expenses	111.1	228.4	108.4	(16.9)	431.0
Loss on early extinguishment of debt	361.1	–	–	–	361.1
Interest expense and amortization of debt
discounts and fees	59.5	2.8	1.4	(3.8)	59.9
Other income	(4.9)	(0.1)	(2.6)	3.8	(3.8)
Loss on interest rate swap	3.8	–	–	–	3.8
Equity in net income of nonconsolidated
affiliates	(0.5)	(1.4)	–	–	(1.9)
Equity in net income of consolidated
affiliates	(24.2)	(35.7)	(0.1)	60.0	–
Minority interests in earnings of consolidated
affiliates	–	–	10.6	–	10.6
Management fees	(33.4)	16.1	17.3	–	–
(Loss) income from continuing
operations before income tax
(benefit) expense	(451.4)	91.3	1.0	(60.0)	(419.1)
Provision for income tax (benefit)
expense	(30.6)	37.3	7.0	–	13.7
(Loss) income from continuing
operations	(420.8)	54.0	(6.0)	(60.0)	(432.8)
(Loss) income from discontinued
operations, net of income tax expense	(14.3)	(8.9)	20.9	–	(2.3)
Net (loss) income	$ (435.1)	$ 45.1	$ 14.9	$ (60.0)	$ (435.1)

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2007
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by (used in) operating
activities	$ 10.2	$ 49.0	$ (109.6)	$ 44.6	$ (5.8)
Cash flows from investing activities:
Capital expenditures	$ (0.7)	$ (3.8)	$ (1.5)	$ –	$ (6.0)
Proceeds from sale and maturities of
restricted marketable securities	–	–	65.0	–	65.0
Purchase of restricted investments	–	–	(10.0)	–	(10.0)
Proceeds from sale of equity interests of
consolidated affiliates	–	–	2.3	–	2.3
Repurchase of equity interests of
consolidated affiliates	–	–	(1.6)	–	(1.6)
Net cash settlement on interest rate swap	0.6	–	–	–	0.6
Net change in restricted cash	0.5	–	13.5	–	14.0
Other	–	(0.2)	0.5	–	0.3
Net cash provided by (used in) investing
activities of discontinued operations	0.1	(0.3)	(1.2)	–	(1.4)
Net cash provided by (used in)
investing activities	$ 0.5	$ (4.3)	$ 67.0	$ –	$ 63.2
Cash flows from financing activities:
Checks in excess of bank balance	$ 26.1	$ –	$ –	$ –	$ 26.1
Principal payments on debt	(5.0)	(0.2)	–	–	(5.2)
Borrowings on revolving credit facility	10.0	–	–	–	10.0
Payments on revolving credit facility	(40.0)	–	–	–	(40.0)
Principal payments under capital lease
obligations	(0.5)	(2.3)	(0.4)	–	(3.2)
Dividends paid on convertible perpetual
preferred stock	(6.5)	–	–	–	(6.5)
Debt amendment and issuance costs	(11.1)	–	–	–	(11.1)
Distributions to minority interests of
consolidated affiliates	–	–	(23.1)	–	(23.1)
Other	(0.1)	–	–	–	(0.1)
Change in intercompany advances	11.1	(40.8)	74.3	(44.6)	–
Net cash used in financing activities of
discontinued operations	–	(0.3)	(0.5)	–	(0.8)
Net cash (used in) provided by
financing activities	$ (16.0)	$ (43.6)	$ 50.3	$ (44.6)	$ (53.9)
Effect of exchange rate changes on cash
and cash equivalents	$ –	$ –	$ 0.1	$ –	$ 0.1
(Decrease) increase in cash and cash
equivalents	$ (5.3)	$ 1.1	$ 7.8	$ –	$ 3.6
Cash and cash equivalents at beginning
of period	17.5	2.8	6.9	–	27.2
Cash and cash equivalents of divisions
and facilities held for sale at
beginning of period	2.4	–	11.7	–	14.1
Less: Cash and cash equivalents of
divisions and facilities held for sale
at end of period	(1.8)	–	(16.9)	–	(18.7)
Cash and cash equivalents at end of
period	$ 12.8	$ 3.9	$ 9.5	$ –	$ 26.2

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2006
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash (used in) provided by operating
activities	$ (205.9)	$ 34.8	$ 112.5	$ (14.5)	$ (73.1)
Cash flows from investing activities:
Capital expenditures	$ –	$ (3.0)	$ (4.1)	$ –	$ (7.1)
Proceeds from disposal of assets	0.1	–	3.0	–	3.1
Proceeds from sale and maturities of
marketable securities	31.2	–	–	–	31.2
Purchase of investments	(8.1)	–	–	–	(8.1)
Proceeds from sale of equity interests of
consolidated affiliates	–	–	10.0	–	10.0
Repurchase of equity interests of
consolidated affiliates	–	–	(2.6)	–	(2.6)
Net change in restricted cash	–	–	15.5	–	15.5
Other	(0.1)	–	–	–	(0.1)
Net cash (used in) provided by investing
activities of discontinued operations	(1.2)	3.2	6.3	–	8.3
Net cash provided by investing
activities	$ 21.9	$ 0.2	$ 28.1	$ –	$ 50.2
Cash flows from financing activities:
Checks in excess of bank balance	$ (11.3)	$ –	$ –	$ –	$ (11.3)
Principal borrowings on notes	3,050.0	–	–	–	3,050.0
Principal payments on debt	(3,399.9)	(0.1)	–	–	(3,400.0)
Borrowings on revolving credit facility	50.0	–	–	–	50.0
Principal payments under capital lease
obligations	(0.4)	(2.7)	(0.3)	–	(3.4)
Issuance of convertible perpetual
preferred stock	400.0	–	–	–	400.0
Preferred stock issuance costs	(12.6)	–	–	–	(12.6)
Debt issuance costs	(66.7)	–	–	–	(66.7)
Distributions to minority interests of
consolidated affiliates	–	–	(19.2)	–	(19.2)
Other	(0.4)	–	–	0.3	(0.1)
Change in intercompany advances	126.1	(23.9)	(116.4)	14.2	–
Net cash used in financing activities of
discontinued operations	–	(0.9)	(1.1)	–	(2.0)
Net cash provided by (used in)
financing activities	$ 134.8	$ (27.6)	$ (137.0)	$ 14.5	$ (15.3)
Effect of exchange rate changes on cash
and cash equivalents	$ –	$ –	$ (0.4)	$ –	$ (0.4)
(Decrease) increase in cash and cash
equivalents	$ (49.2)	$ 7.4	$ 3.2	$ –	$ (38.6)
Cash and cash equivalents at beginning
of period	158.5	0.2	7.7	–	166.4
Cash and cash equivalents of divisions
and facilities held for sale at beginning
of period	3.7	0.1	7.4	–	11.2
Less: Cash and cash equivalents of
Divisions and facilities held for sale at
end of period	(11.3)	(1.1)	(9.8)	–	(22.2)
Cash and cash equivalents at end of
period	$ 101.7	$ 6.6	$ 8.5	$ –	$ 116.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to HealthSouth Corporation and its subsidiaries and should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report on Form 10-Q, our audited consolidated financial statements for the year ended December 31, 2006 included in our Current Report on Form 8-K filed on March 30, 2007 (the “March 2007 Form 8-K”), and Management’s Discussion and Analysis of Results of Operations and Financial Condition which is included in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended, (the “2006 Form 10-K”). As used in this report, the terms “HealthSouth,” “we,” “our,” “us,” and the “Company” refer to HealthSouth Corporation and its subsidiaries, unless otherwise stated or indicated by context.

This MD&A is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements.

Executive Overview

In 2007, we have been focused on our strategic repositioning of the Company as a “pure play” provider of post-acute health care services, with a focus on inpatient rehabilitative health care. During the first quarter of 2007:

•

We entered into an agreement with Select Medical Corporation, a privately owned operator of specialty hospital and outpatient rehabilitation facilities, to sell our outpatient division for approximately $245 million in cash, subject to certain adjustments. This transaction closed on May 1, 2007. See Note 6, Assets Held for Sale and Results of Discontinued Operations, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), for additional information related to the closing of this transaction.

•

We entered into an agreement to sell our surgery centers division to a newly formed affiliate of TPG, a private investment partnership. The purchase price consists of cash consideration of $920 million, subject to certain adjustments, and a contingent option to acquire up to a 5% equity interest of the new company. This transaction is expected to be completed in the third quarter of 2007 and is subject to customary closing conditions.

•

Our board of directors determined that it is in the best interest of the Company and its stockholders to divest our diagnostic division. During the first quarter of 2007, our financial advisor for this divestiture, Deutsche Bank Securities, Inc., in conjunction with our management, continued the solicitation of interest from third parties regarding their desire to acquire our diagnostic division. As a result of these actions, this division meets the criteria of Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to be classified as held for sale. In addition, on April 19, 2007, we entered into an agreement with an affiliate of The Gores Group, a private equity firm, to sell our diagnostic division for approximately $47.5 million. This transaction is expected to be completed by the end of June or early in the third quarter of 2007 and is subject to customary closing conditions.

As a result of the foregoing, our surgery centers, outpatient, and diagnostic divisions are reported as held for sale in our condensed consolidated balance sheets and in discontinued operations in our condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of cash flows in accordance with FASB Statement No. 144.

The proceeds of these divestitures will be used to deleverage the Company, thereby allowing us to pursue growth opportunities in inpatient rehabilitative care and complementary post-acute businesses. In March 2007, we amended our Credit Agreement (as defined in Note 9, Long-term Debt, to the consolidated financial statements accompanying our March 2007 Form 8-K) and received the appropriate lender approvals for our divestiture activities. There can be no assurances that the above surgery centers division and diagnostic division transactions will close.

Historically, we have reported five segments: inpatient, surgery centers, outpatient, diagnostic, and corporate and other. Based on our strategic focus in the inpatient rehabilitation industry and the reclassification of our surgery centers, outpatient, and diagnostic divisions to discontinued operations, we have modified our segment reporting from five reportable segments to one reportable segment in the first quarter of 2007. Amounts historically reported as part of our corporate and other segment, which primarily represented the corporate overhead costs associated with our operating divisions, are no longer considered a reportable segment by our chief operating decision maker due to our strategic repositioning as a pure-play post-acute care provider and the change in the manner in which we now manage the Company. Rather, these corporate overhead costs are now presented on the line entitled General and administrative expenses in our condensed consolidated statements of operations and comprehensive loss. Therefore, the condensed consolidated results of operations of the Company presented herein represent the continuing operations of our inpatient division, including corporate overhead. Our condensed consolidated results of operations include overhead costs associated with managing and providing shared services to our surgery centers, outpatient, and diagnostic divisions, even though these divisions qualify as discontinued operations. We will continue to incur costs associated with these divisions until we are able to rationalize our corporate overhead costs after each divestiture transaction closes.

As discussed in Note 5, Long-term Debt, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), due to the requirements under our Credit Agreement to use the net proceeds from each divestiture to repay obligations outstanding under our Credit Agreement, and in accordance with Emerging Issues Task Force (“EITF”) No. 87-24, “Allocation of Interest to Discontinued Operations,” we allocated the interest expense on the debt that is required to be repaid as a result of the disposal transactions to discontinued operations.

Key Challenges

Although our business is continuing to generate substantial revenues, and market factors appear to favor our post-acute care business model, we still have several immediate internal and external challenges to overcome before we can realize significant improvements in our business, including:

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

•

Single-Payor Exposure. Medicare comprises approximately 69% of our consolidated Net operating revenues. Consequently, single-payor exposure presents a risk. In particular, as discussed in Item 1, Business, “Sources of Revenues,” to our 2006 Form 10-K, changes to the 75% Rule and pricing pressure have combined to create a very challenging operating environment for us. Thus far, we have been able to partially mitigate the impact of the 75% Rule on our operating earnings by implementing the mitigation strategies discussed in Item 1, Business, “Inpatient Division,” of our 2006 Form 10-K. Because we receive a significant percentage of our revenues from Medicare, our inability to achieve continued compliance with or continue to mitigate the negative effects of the 75% Rule could have a material adverse effect on our business, financial position, results of operations, and cash flows.

•

Leverage. We are highly leveraged. Our high leverage increases our cost of capital and increases our Net loss. We will use the proceeds from the divestiture of our outpatient division to pay down debt. If we are unable to close the divestiture transactions discussed above for our surgery centers and diagnostic divisions as planned and use the net proceeds from those transactions to pay down debt, we may be unable to take advantage of growth and consolidation opportunities in the inpatient rehabilitation industry.

•

Settlement Costs. We have significant cash obligations we must meet in the near future as a result of settlements with various federal agencies. Specifically, we will pay the remaining balance of our $325 million settlement to the United States in quarterly installments ending in the fourth quarter of 2007 to satisfy our obligations under a settlement described in Note 22, Medicare Program Settlement, to the consolidated financial statements accompanying our March 2007 Form 8-K. Furthermore, we will pay the remaining balance of our $100 million settlement to the United States Securities and Exchange

Commission (the “SEC”) in two installments ending in the fourth quarter of 2007, as described in Note 23, SEC Settlement, to the consolidated financial statements accompanying our March 2007 Form 8-K. As of March 31, 2007, our final payments due in the remainder of 2007 under these settlement agreements are $65.3 million for the Medicare Program Settlement and $50.0 million for the SEC Settlement.

•

75% Rule. The volume volatility created by the 75% Rule had a negative impact on our Net operating revenues in 2006. While the majority of our inpatient rehabilitation facilities (“IRFs”) have December cost reporting year ends and are currently operating at, and have maintained since 2006, the 60% minimum qualifying patient mix threshold under the 75% Rule, we have other hospitals with May and June cost reporting year ends that must achieve compliance with a higher threshold during 2007. Our required compliance rates under the 75% Rule are as follows:

		Minimum Compliance Threshold
Cost Reporting Year End	# of Consolidated Hospitals	50%	60%	65%	75%
June 30	9	July 1, 2004 - June 30, 2005	July 1, 2005 - June 30, 2007	July 1, 2007 - June 30, 2008	July 1, 2008 - forward

December 31	64	January 1, 2005 - December 31, 2005	January 1, 2006 - December 31, 2007	January 1, 2008 - December 31, 2008	January 1, 2009 - forward

May 31	16	June 1, 2005 - May 31, 2006	June 1, 2006 - May 31, 2008	June 1, 2008 - May 31, 2009	June 1, 2009 - forward

As our hospitals approach a new cost reporting year and work to achieve compliance with a higher compliance threshold, we anticipate that volumes of these hospitals will decline. We plan to continue to aggressively attempt to mitigate the impact of the 75% Rule by managing our expenses, focusing our marketing efforts on compliant cases, and developing new post-acute services and other services that are complementary to our IRFs.

Changes in Regulations Governing IRF Reimbursement

On May 2, 2007, the United States Centers for Medicare and Medicaid Services (“CMS”) released the fiscal year 2008 notice of proposed rulemaking for IRFs under the prospective payment system (“IRF-PPS”). This proposed rule would be effective for Medicare discharges between October 1, 2007 and September 30, 2008. Based on our preliminary analysis, we estimate the annual impact of this proposed rule would improve our consolidated Net operating revenues in the range of $25 million to $30 million.

Consolidated Results of Operations

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

We operate inpatient rehabilitation hospitals and long-term acute care hospitals (“LTCHs”) and provide treatment on both an inpatient and outpatient basis. As of March 31, 2007, we operated 92 inpatient rehabilitation hospitals (including 3 hospitals which we account for using the equity method of accounting), 8 LTCHs, and 80 outpatient facilities located within or near (and operated by) our hospitals. In addition to HealthSouth facilities, we manage 11 inpatient rehabilitation units, 3 outpatient facilities, and one gamma knife radiosurgery center through management contracts. Our inpatient facilities are located in 27 states, with a concentration of facilities in Texas, Pennsylvania, Florida, Tennessee, and Alabama. As of March 31, 2007, we also had one facility in Puerto Rico. A second facility in Puerto Rico began seeing patients in April 2007.

During the three months ended March 31, 2007 and 2006, we derived consolidated Net operating revenues from the following payor sources:

	For the Three Months Ended March 31,
	2007	2006
Medicare	69.2%	69.8%
Medicaid	1.7%	2.1%
Workers' compensation	2.2%	2.6%
Managed care and other discount plans	18.0%	17.0%
Other third-party payors	5.7%	5.3%
Patients	0.5%	0.2%
Other income	2.7%	3.0%
Total	100.0%	100.0%

Our payor mix is weighted heavily towards Medicare. Our IRFs receive Medicare reimbursements under IRF-PPS. Under IRF-PPS, our IRFs receive fixed payment amounts per discharge based on certain rehabilitation impairment categories established by the Department of Health and Human Services. With IRF-PPS, our facilities retain the difference, if any, between the fixed payment from Medicare and their operating costs. Thus, our facilities are rewarded for being high quality, low cost providers. For additional information regarding Medicare reimbursement, please see the “Sources of Revenues” section of Item 1, Business, of our 2006 Form 10-K.

Due to the significance of Medicare payments to our facilities, the number of patient discharges is a key metric utilized by management to monitor and evaluate our performance. The number of outpatient visits is also tracked in order to measure the volume of outpatient activity each period.

Certain financial results have been reclassified to conform to the current period presentation. Such reclassifications primarily relate to the qualification of our surgery centers, outpatient, and diagnostic divisions as assets held for sale and discontinued operations under FASB Statement No. 144. These reclassifications also relate to inpatient facilities we closed or sold in the three months ended March 31, 2007 that qualify under FASB Statement No. 144 to be reported as assets held for sale and discontinued operations. We reclassified our condensed consolidated balance sheet as of December 31, 2006 to show the assets and liabilities of these qualifying divisions and facilities as held for sale. We also reclassified our condensed consolidated statement of operations and comprehensive loss and our condensed consolidated statement of cash flows for the three months ended March 31, 2006 to show the results of those qualifying divisions and facilities as discontinued operations. We also reclassified certain expenses considered to be corporate overhead historically reported primarily within the lines entitled Salaries and benefits and Other operating expenses into General and administrative expenses in our condensed consolidated statements of operations and comprehensive loss. These expenses primarily include administrative expenses such as corporate accounting, internal controls, legal, and information technology services.

For the three months ended March 31, 2007 and 2006, our consolidated results of operations were as follows:

	For the Three Months Ended March 31,		Percentage Change
	2007	2006	2007 vs. 2006
	(In Millions)
Net operating revenues	$ 448.6	$ 441.6	1.6%
Operating expenses:
Salaries and benefits	217.4	206.4	5.3%
Other operating expenses	70.3	63.6	10.5%
General and administrative expenses	44.7	40.9	9.3%
Supplies	26.3	25.6	2.7%
Professional fees—accounting, tax, and legal	21.8	48.6	(55.1%)
Depreciation and amortization	18.2	20.2	(9.9%)
Occupancy costs	13.3	13.1	1.5%
Provision for doubtful accounts	10.6	7.4	43.2%
Loss on disposal of assets	–	0.9	(100.0%)
Government, class action, and related settlements
expense	(12.2)	4.3	(383.7%)
Total operating expenses	410.4	431.0	(4.8%)

Loss on early extinguishment of debt	–	361.1	(100.0%)
Interest expense and amortization of debt discounts
and fees	58.5	59.9	(2.3%)
Other income	(4.8)	(3.8)	26.3%
Loss on interest rate swap	4.3	3.8	13.2%
Equity in net income of nonconsolidated affiliates	(2.7)	(1.9)	42.1%
Minority interests in earnings of consolidated affiliates	8.8	10.6	(17.0%)
Loss from continuing operations before income
tax expense	(25.9)	(419.1)	(93.8%)
Provision for income tax expense	3.3	13.7	(75.9%)
Loss from continuing operations	(29.2)	(432.8)	(93.3%)
Loss from discontinued operations, net of income
tax expense	(27.4)	(2.3)	1,091.3%
Net loss	$ (56.6)	$ (435.1)	(87.0%)

Operating Expenses as a % of Net Operating Revenues

	For the Three Months Ended March 31,
	2007	2006
Salaries and benefits	48.5%	46.7%
Other operating expenses	15.7%	14.4%
General and administrative expenses	10.0%	9.3%
Supplies	5.9%	5.8%
Professional fees—accounting, tax, and legal	4.9%	11.0%
Depreciation and amortization	4.1%	4.6%
Occupancy costs	3.0%	3.0%
Provision for doubtful accounts	2.4%	1.7%
Loss on disposal of assets	0.0%	0.2%
Government, class action, and related settlements expense	(2.7%)	1.0%
Total operating expenses as a % of net operating revenues	91.5%	97.6%

Additional information regarding our operating results for the three months ended March 31, 2007 and 2006 is as follows:

	For the Three Months Ended March 31,
	2007	2006
	(In Millions)
Net patient revenue—inpatient	$ 396.3	$ 384.5
Net patient revenue—outpatient and other revenues	52.3	57.1
Net operating revenues	$ 448.6	$ 441.6

	(Actual Amounts)
Discharges	25,979	26,002
Outpatient visits	341,189	377,788
Average length of stay	15.0 days	15.7 days
Occupancy %	66.6%	66.9%
# of licensed beds	6,648	6,594
Full-time equivalents*	15,722	16,052

*

Excludes 858 and 829 full-time equivalents as of March 31, 2007 and 2006, respectively, who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our condensed consolidated statements of operations and comprehensive loss.

Net Operating Revenues

Our consolidated Net operating revenues consist primarily of revenues derived from patient care services. Net operating revenues also include other revenues generated from management and administrative fees, operation of the conference center located on our corporate campus, and other non-patient care services. These other revenues approximated 2.7% and 3.0% of consolidated Net operating revenues for the three months ended March 31, 2007 and 2006, respectively.

Our consolidated Net operating revenues for the three months ended March 31, 2007 were 1.6% higher than the comparable period of 2006. The increase was primarily attributable to regulatory pricing changes that became effective on October 1, 2006, an increase in our patient case mix index, and continued compliant case growth. New IRF-PPS pricing went into effect on October 1, 2006 and had a positive impact on our quarter over quarter results. Compliant case growth during the first quarter of 2007 was 2.1% higher than the comparable period of 2006.

Inpatient volumes remained flat quarter over quarter in spite of a volume decline experienced by certain of our hospitals that moved from a 50% compliance threshold to a 60% compliance threshold under the 75% Rule due to May fiscal year ends for Medicare cost reporting purposes.

Increased Net operating revenues attributable to our inpatient hospitals were offset by decreased revenues from outpatient visits. Decreased outpatient volumes resulted from changes in patient program mix, shortages in therapy staffing, and continued competition from physicians offering physical therapy services within their own offices.

Salaries and Benefits

Salaries and benefits represent the most significant cost to us and include all amounts paid to full- and part-time employees who directly participate in or support the operations of our facilities, including all related costs of benefits provided to employees. It also includes amounts paid for contract labor.

Salaries and benefits grew from 46.7% of Net operating revenues in the first quarter of 2006 to 48.5% of Net operating revenues in the first quarter of 2007. An approximate 3% merit increase was given to employees on October 1, 2006, thus increasing Salaries and benefits quarter over quarter. The timing of our annual merit increases normally coincide with Medicare pricing adjustments that also occur during that time of year. In addition, shortages of therapists and nurses continue to cause us to raise salaries to retain current employees and to increase our utilization of higher-priced contract labor to properly care for our patients. Finally, as a result of our efforts to comply with the 75% Rule, we are increasingly treating higher acuity patients, which has resulted in increased labor costs.

Other Operating Expenses

Other operating expenses include costs associated with managing and maintaining our operating facilities. These expenses include such items as repairs and maintenance, utilities, contract services, professional fees, and insurance.

These expenses were higher in the three months ended March 31, 2007 compared to the same period of 2006 due primarily to the reversal of a $6.0 million liability related to our former guarantee of a promissory note for Source Medical in the first quarter of 2006. For additional information regarding this transaction, see Note 8, Investment in and Advances to Nonconsolidated Affiliates, to the consolidated financial statements included in our March 2007 Form 8-K.

General and Administrative Expenses

General and administrative expenses primarily include administrative expenses such as corporate accounting, internal controls, legal, and information technology services that are managed from our corporate headquarters in Birmingham, Alabama. These expenses include the salaries and benefits of 858 and 829 full-time equivalents as of March 31, 2007 and 2006, respectively, who perform these administrative functions. In addition, because we do not allocate corporate overhead to our divisions, our General and administrative expenses include costs associated with managing and providing shared services to our surgery centers, outpatient, and diagnostic divisions, even though these divisions qualify as discontinued operations. We will continue to incur costs associated with these divisions until we are able to rationalize our corporate overhead costs after each divestiture transaction closes.

Our General and administrative expenses were higher in the three months ended March 31, 2007 compared to the same period of 2006 due to our investment in a development function, continued investment in our internal audit function, and costs associated with installing new accounting systems. General and administrative expenses also increased quarter over quarter due to increased use of higher-priced contract labor in the first quarter of 2007. With the announced divestitures of our surgery centers, outpatient, and diagnostic divisions, we have experienced some employee attrition with the corporate employees who support these divisions. Given the uncertainty surrounding each division’s divestiture, we chose to utilize contract labor to temporarily fill certain corporate positions rather than hiring new employees to fill the open positions.

Supplies

Supplies expense includes all costs associated with supplies used while providing patient care. These costs include pharmaceuticals, needles, bandages, food, and other similar items.

Supplies expense increased quarter over quarter due primarily to our efforts to comply with the 75% Rule. As a result of our compliance with this rule, we are treating higher acuity patients, which results in increased supply costs.

Professional Fees—Accounting, Tax, and Legal

As previously reported, significant changes have occurred at HealthSouth since the financial fraud perpetrated by certain members of our prior management team was uncovered. The steps taken to stabilize our business and operations, provide vital management assistance, and coordinate our legal strategy came at significant financial cost. During the three months ended March 31, 2007, these fees primarily related to income tax return preparation and consulting fees for various tax projects (including tax projects associated with our filing of amended income tax returns for 1996 through 2003), fees paid to investment bankers and other consultants associated with our divestiture activities, and legal fees for continued litigation defense and support matters arising from our prior reporting and restatement issues discussed in Note 10, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. During the three months ended March 31, 2006, Professional fees—accounting, tax, and legal related primarily to the preparation of our Annual Report on Form 10-K for the year ended December 31, 2005.

Depreciation and Amortization

The decrease in Depreciation and amortization quarter over quarter was due to the decreased depreciable base of our assets due to the level of our capital expenditures over the past few years.

Occupancy Costs

Occupancy costs include amounts paid for rent associated with leased facilities, including common area maintenance and similar charges. These costs did not change significantly quarter over quarter.

Provision for Doubtful Accounts

Quarter over quarter, our Provision for doubtful accounts increased as a percent of Net operating revenues. This increase was in response to the denial of certain billings by one of our fiscal intermediaries denying claims related to medical necessity. We appeal most of these denials and have experienced a strong success rate for claims that have completed the appeals process. While our success rate is a positive reflection of the medical necessity of the applicable patients, the appeal process can take in excess of one year and we cannot provide assurance as to the ongoing and future success of our appeals. As such, we have provided reserves for these receivables in accordance with our accounting policy that necessarily considers the age of the receivables under appeal as part of our Provision for doubtful accounts.

Government, Class Action, and Related Settlements Expense

Our Government, class action, and related settlements expense for the three months ended March 31, 2007 includes a $17.5 million reduction in the liability associated with our securities litigation (as discussed in Note 9, Settlements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report) based on the value of our common stock and the associated common stock warrants underlying this settlement. These expenses for the three months ended March 31, 2007 also include charges of approximately $5.3 million for certain settlements and other ongoing settlement negotiations.

Charges included in Government, class action, and related settlements expense for the three months ended March 31, 2006 are associated with settlement negotiations associated with our subsidiary partnerships, as discussed in Note 10, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited).

Loss on Early Extinguishment of Debt

In March 2006, we completed the last of a series of recapitalization transactions enabling us to prepay substantially all of our prior indebtedness and replace it with approximately $3 billion of new long-term debt. As a result of these transactions, we recorded an approximate $361.1 million Loss on early extinguishment of debt during the three months ended March 31, 2006. For more information regarding these transactions, see Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K.

Interest Expense and Amortization of Debt Discounts and Fees

As discussed earlier in this Item, due to the requirements under our Credit Agreement to use the net proceeds from the divestitures of our surgery centers, outpatient, and diagnostic divisions to repay obligations outstanding under our Credit Agreement, and in accordance with EITF Issue No. 87-24, we allocated interest expense on the debt that is required to be repaid as a result of the disposal transactions to discontinued operations. However, the discussion that follows related to Interest expense and amortization of debt discounts and fees is based on total interest expense, including the amounts allocated to discontinued operations. For additional information regarding the allocated amounts, see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited).

The quarter over quarter net decrease in Interest expense and amortization of debt discounts was the result of decreased amortization charges offset by increased interest expense.

Amortization of debt discounts and fees was approximately $6.8 million less during the three months ended March 31, 2007 compared to the same period of 2006. Amortization in the first quarter of 2006 includes the amortization of consent fees associated with the debt that was extinguished as part of the March 2006 recapitalization transactions discussed in Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K.

Due to the recapitalization transactions and the private offering of senior notes described in Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K, our average interest rate for the first quarter of 2007 approximated 9.6% compared to an average interest rate of 9.2% for the first quarter of 2006. This increase in average interest rates contributed to an approximate $3.3 million of increased interest expense during the three months ended March 31, 2007. Increased borrowings at March 31, 2007 compared to March 31, 2006 resulted in increased interest expense of approximately $0.3 million quarter over quarter.

Other Income

Other income is comprised of interest income and gains and losses on sales of investments. Interest income decreased by approximately $2.8 million during the three months ended March 31, 2007 compared to the same period of 2006 due primarily to lower average cash balances and the repayment of a note receivable from Source Medical in the second quarter of 2006, as discussed in Note 8, Investment in and Advances to Nonconsolidated Affiliates, to the consolidated financial statements included in our March 2007 Form 8-K. However, this decrease was offset by gains that resulted from the sale of available-for-sale marketable securities held by HCS, Ltd, our wholly owned subsidiary that handles medical malpractice, workers’ compensation, and other claims for us.

Loss on Interest Rate Swap

Our Loss on Interest Rate Swap in each period represents amounts recorded related to the mark-to-market adjustments, quarterly settlements, and accrued interest recorded for our interest rate swap. During the three months ended March 31, 2007, we received approximately $0.6 million in net cash settlement payments from our counterparties under the interest rate swap agreement. No such cash settlements were received in the three months ended March 31, 2006. For additional information regarding our interest rate swap, see Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K.

Minority Interests in Earnings of Consolidated Affiliates

Minority interests in earnings of consolidated affiliates represent the share of net income or loss allocated to members or partners in our consolidated affiliates. Fluctuations in Minority interests in earnings of consolidated affiliates are driven by the financial performance of the applicable facility population each period.

Loss from Continuing Operations Before Income Tax Expense

Our Loss from continuing operations before income tax expense (“pre-tax loss from continuing operations”) for the three months ended March 31, 2006 includes a $361.1 million Loss on early extinguishment of debt. If we exclude this item, our pre-tax loss from continuing operations for the three months ended March 31, 2006 is $58.0 million, resulting in a $32.1 million decrease in our pre-tax loss from continuing operations quarter over quarter. As discussed earlier in this Item, we experienced a $12.2 million net reduction of our liabilities associated with Government, class action, and related settlements during the three months ended March 31, 2007. Also, professional fees historically paid for assistance with the reconstruction and preparation of our periodic reports were significantly lower during the three months ended March 31, 2007 compared to the same period of 2006.

Provision for Income Tax Expense

Income tax expense for the three months ended March 31, 2007 is lower than the same period of 2006 due primarily to a request we filed in the first quarter of 2006 for a tax accounting method change which accelerated the tax amortization of certain indefinite-lived assets. This tax accounting method change gave rise to an additional difference between the book and tax bases of the assets effected and, accordingly, resulted in our recording an additional deferred tax liability and deferred tax expense of approximately $8.3 million related to these indefinite-lived assets during the three months ended March 31, 2006.

Adjusted Consolidated EBITDA

Management continues to believe Adjusted Consolidated EBITDA under our Credit Agreement is a measure of operating performance, leverage capacity, our ability to service our debt, and our ability to make capital expenditures.

We use Adjusted Consolidated EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our Credit Agreement, which is discussed in more detail in Note 9, Long-term Debt, to the consolidated financial statements included in the March 2007 Form 8-K. These covenants are material terms of the Credit Agreement, and the Credit Agreement represents a substantial portion of our capitalization. Non-compliance with these financial covenants under our Credit Agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted Consolidated EBITDA is critical to our assessment of our liquidity.

We also use Adjusted Consolidated EBITDA to assess our operating performance. We believe it is meaningful because it provides investors with a measure used by our internal decision makers for evaluating our business. Our internal decision makers believe Adjusted Consolidated EBITDA is a meaningful measure because it represents a view of our recurring operating performance and allows management to readily view operating trends and perform analytical comparisons. Additionally, our management believes the inclusion of professional fees associated with litigation, financial restructuring, government investigations, forensic accounting, creditor advisors, accounting reconstruction, audit and tax work associated with the reconstruction process, and non-ordinary course charges incurred after March 19, 2003 (the date the SEC filed a lawsuit against us and our former chairman and chief executive officer alleging that we historically overstated earnings) and related to our overall corporate restructuring (including matters related to internal controls) distort, within EBITDA, their ability to efficiently assess and view the core operating trends. We reconcile Adjusted Consolidated EBITDA to Net loss.

In general terms, the definition of Adjusted Consolidated EBITDA, per our Credit Agreement, allows us to add back to Adjusted Consolidated EBITDA all unusual non-cash items or non-recurring items. These items include, but may not be limited to, (1) expenses associated with government, class action, and related settlements, (2) fees, costs, and expenses related to our recapitalization transactions, (3) any losses from discontinued operations and closed locations, (4) charges in respect of professional fees for reconstruction and restatement of financial statements, including fees paid to outside professional firms for matters related to internal controls and legal fees for continued litigation defense and support matters discussed in Note 25, Contingencies and Other Commitments, to the consolidated financial statements included in our March 2007 Form 8-K, (5) compensation expenses recorded in accordance with FASB Statement No. 123 (R), Share-Based Payment, (6) investment income, and (7) fees associated with our divestiture activities.

However, Adjusted Consolidated EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America (“GAAP”), and the items excluded from Adjusted Consolidated EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted Consolidated EBITDA should not be considered a substitute for Net loss or cash flows from operating, investing, or financing activities. Because Adjusted Consolidated EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted Consolidated EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in our March 2007 Form 8-K.

Under our Credit Agreement, our Adjusted Consolidated EBITDA for the three months ended March 31, 2007 and 2006 was as follows:

Reconciliation of Net Loss to Adjusted Consolidated EBITDA

	For the Three Months Ended March 31,
	2007	2006
	(In Millions)
Net loss	$ (56.6)	$ (435.1)
Loss from discontinued operations	27.4	2.3
Provision for income tax expense	3.3	13.7
Loss on interest rate swap	4.3	3.8
Interest expense and amortization of debt
discounts and fees	58.5	59.9
Loss on early extinguishment of debt	–	361.1
Professional fees—accounting, tax, and legal	21.8	48.6
Government, class action, and related settlements	(12.2)	4.3
Net noncash loss on disposal of assets	0.1	0.9
Depreciation and amortization	18.2	20.2
Compensation expense under FASB Statement No. 123(R)	3.6	4.3
Sarbanes-Oxley related costs	0.3	3.0
Adjusted Consolidated EBITDA*	$ 68.7	$ 87.0

*

After consummation of the divestitures discussed earlier in this Item, and in accordance with our Credit Agreement (including the March 2007 amendment to the Credit Agreement, as discussed below), Adjusted Consolidated EBITDA will be calculated to give effect to each divestiture, including adjustments for the allocation of corporate overhead to each divested division. No such adjustments have been made to the above calculation since no divestitures were consummated as of March 31, 2007.

Reconciliation of Adjusted Consolidated EBITDA to Net Cash Used in Operating Activities

	For the Three Months Ended March 31,
	2007	2006
	(In Millions)
Adjusted Consolidated EBITDA	$ 68.7	$ 87.0
Compensation expense under FASB Statement No. 123(R)	(3.6)	(4.3)
Sarbanes-Oxley related costs	(0.3)	(3.0)
Provision for doubtful accounts	10.6	7.4
Professional fees—accounting, tax, and legal	(21.8)	(48.6)
Interest expense and amortization of debt discounts and fees	(58.5)	(59.9)
Gain on sale of marketable securities	(3.7)	(0.1)
Equity in net income of nonconsolidated affiliates	(2.7)	(1.9)
Minority interest in earnings of consolidated affiliates	8.8	10.6
Amortization of debt issue costs, debt discounts, and fees	2.0	8.8
Amortization of restricted stock	1.1	1.6
Distributions from nonconsolidated affiliates	2.5	0.8
Stock-based compensation	2.5	2.7
Current portion of income tax provision	(2.0)	(4.6)
Change in assets and liabilities	(1.6)	(75.6)
Cash portion of government, class action, and related settlements
expense	(0.4)	(4.2)
Change in government, class action, and related settlements liability	(29.9)	(19.8)
Other operating cash provided by discontinued operations	22.5	30.0
Net Cash Used In Operating Activities	$ (5.8)	$ (73.1)

The decrease in Adjusted Consolidated EBITDA for the three months ended March 31, 2007 compared to the same period of 2006 is due to the increase in Salaries and benefits, General and administrative expenses, and Other operating expenses, as discussed above. General and administrative expenses include the corporate overhead associated with our surgery centers, outpatient, and diagnostic divisions that are reported in discontinued operations.

Results of Discontinued Operations

As discussed earlier in this Item and in Note 1, Basis of Presentation, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), our surgery centers, outpatient, and diagnostic divisions met the requirements of FASB Statement No. 144 to be reported as held for sale in our condensed consolidated balance sheets and discontinued operations in our condensed consolidated statements of operations and comprehensive loss. In addition, we identified two LTCHs in the three months ended March 31, 2007 that also qualify under FASB Statement No. 144 to be reported as held for sale and discontinued operations. We reclassified our condensed consolidated balance sheet as of December 31, 2006 to show the assets and liabilities of these qualifying divisions and facilities as held for sale. We also reclassified our condensed consolidated statement of operations and comprehensive loss and condensed consolidated statement of cash flows for the three months ended March 31, 2006 to show the results of those qualifying divisions and facilities as discontinued operations.

The operating results of discontinued operations, by division and in total, are as follows:

	For the Three Months Ended March 31,
	2007	2006
	(In Millions)
HealthSouth Corporation:
Net operating revenues	$ 2.1	$ 23.7
Costs and expenses	3.6	30.3
Impairments	–	–
Loss from discontinued operations	(1.5)	(6.6)
Loss on disposal of assets of discontinued operations	(0.5)	(7.3)
Income tax expense	–	–
Loss from discontinued operations	$ (2.0)	$ (13.9)
Surgery Centers:
Net operating revenues	$ 188.0	$ 194.6
Costs and expenses	175.6	189.1
Impairments	3.0	–
Income from discontinued operations	9.4	5.5
Gain on disposal of assets of discontinued operations	1.6	11.0
Income tax expense	(3.9)	(4.2)
Income from discontinued operations	$ 7.1	$ 12.3
Outpatient:
Net operating revenues	$ 80.3	$ 89.9
Costs and expenses	73.0	85.6
Impairments	0.2	–
Income from discontinued operations	7.1	4.3
Loss on disposal of assets of discontinued operations	(1.2)	(0.2)
Income tax expense	–	–
Income from discontinued operations	$ 5.9	$ 4.1
Diagnostic:
Net operating revenues	$ 38.9	$ 53.4
Costs and expenses	44.7	57.7
Impairments	32.7	0.5
Loss from discontinued operations	(38.5)	(4.8)
Gain on disposal of assets of discontinued operations	0.1	–
Income tax expense	–	–
Loss from discontinued operations	$ (38.4)	$ (4.8)
Total:
Net operating revenues	$ 309.3	$ 361.6
Costs and expenses	296.9	362.7
Impairments	35.9	0.5
Loss from discontinued operations	(23.5)	(1.6)
Gain on disposal of assets of discontinued operations	–	3.5
Income tax expense	(3.9)	(4.2)
Loss from discontinued operations	$ (27.4)	$ (2.3)

HealthSouth Corporation. The decrease in net operating revenues and costs and expenses between the two comparable periods primarily relates to the sale of one of our former acute care hospitals, the Birmingham Medical Center, on March 31, 2006. The $7.3 million net loss on asset disposals in the three months ended March 31, 2006 was the result of our sale of the Birmingham Medical Center and lease termination fees associated with certain properties adjacent to the Birmingham Medical Center.

Our results of discontinued operations for the three months ended March 31, 2006 also include the operations of our Cedar Court facility in Australia (sold in October 2006 as we divested our international operations), Central Georgia Rehabilitation Hospital (lease expired on September 30, 2006 and was not extended), Union LTCH (closed February 2007 due to performance), and Alexandria LTCH (negotiating an agreement to sell this facility in the second quarter of 2007). The timing of the sale or closure of these facilities also contributed to the change in net operating revenues and costs and expenses quarter over quarter.

Surgery Centers. Approximately $2.5 million of the decrease in net operating revenues of our surgery centers division was due to two surgery centers that became equity method investments rather than consolidated entities after the first quarter of 2006, with the remainder of the decrease due to declining volumes. The quarter over quarter decrease in costs and expenses also correlates to the decline in volumes, primarily due to decreased costs associated with supplies. Facility closings resulted in the impairment charge in the first quarter of 2007. We determined the fair value of the impaired assets based on the assets’ estimated fair value using valuation techniques that included discounted cash flows and third-party appraisals. The gain on disposal of assets recorded in the three months ended March 31, 2006 primarily relates to the sale of three surgery centers during that period.

Outpatient. Patient visits for the three months ended March 31, 2007 were 15.8% lower than the comparable period of 2006 as our outpatient division continued to be negatively impacted by competition from physician-owned physical therapy sites and the nationwide physical therapist shortage. The division was able to offset a portion of their volume declines by achieving higher net patient revenue per visit due to the continued examination and elimination of managed care contracts with low reimbursement rates and an increase in manual therapy services. The quarter over quarter decrease in costs and expenses primarily related to decreased salaries and benefits due to management’s ability to adjust staffing levels with volumes and the closure of locations. Other operating expenses, such as rent and travel expenses, also decreased quarter over quarter due to cost containment initiatives and facility closures.

Diagnostic. The decrease in net operating revenues between the two comparable periods is attributable to lower scan volumes due to new restrictions imposed by certain payors and the negative impact on pricing of the Deficit Reduction Act for diagnostic imaging services effective January 1, 2007. Costs and expenses decreased in part due to the completed implementation of a new enterprise information technology system in the fourth quarter of 2006 and decreased costs associated with the outsourcing of collection activities in 2006. During the three months ended March 31, 2007, we also wrote the intangible assets and certain long-lived assets of our diagnostic division down to their estimated fair value based on the estimated net proceeds we expect to receive from the divestiture of the division. This charge is included as impairments in the above results of operations of our diagnostic division.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, cash from operations, and Revolving Loans under our Credit Agreement (as defined in Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K).

We are highly leveraged. As of March 31, 2007, we had approximately $3.3 billion of long-term debt outstanding, including approximately $140.0 million drawn under our $400 million revolving credit facility (excluding approximately $21.5 million utilized under the revolving letter of credit subfacility). Amounts were drawn from the revolving credit facility primarily due to the timing of interest payments, government settlement payments (as discussed in Note 22, Medicare Program Settlement, and Note 23, SEC Settlement, to the consolidated financial statements included in our March 2007 Form 8-K), costs incurred related to our divestiture activities, and fees associated with the amendment to our Credit Agreement (as discussed later in this Item). Based on our current borrowing capacity and leverage ratio required under our Credit Agreement, we do not believe there is significant risk in our ability to make additional draws under our revolving credit facility, if needed.

The biggest risk relating to our high leverage is the possibility that a substantial down-turn in operating earnings could jeopardize our ability to service our debt payment obligations. See Item 1A, Risk Factors, of our 2006 Form 10-K and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in our March 2007 Form 8-K for a discussion of risks and uncertainties facing us. Changes in our business or other factors may occur that might have a material adverse impact on our financial position, results of operations, and cash flows.

In 2007, we will make the final settlement payments related to our Medicare Program Settlement and SEC Settlement (see Note 22, Medicare Program Settlement, and Note 23, SEC Settlement, to the consolidated financial statements included in our March 2007 Form 8-K). Until we make these final settlement payments and are able to redirect our operating cash elsewhere in the company, we will have a challenging cash management and liquidity environment. Our goal in 2007 is to deleverage the Company through the use of proceeds from the divestiture of our outpatient division and anticipated proceeds from the divestiture of our surgery centers and diagnostic divisions. As of May 7, 2007, we had used approximately $197 million of the net proceeds from the divestiture of our outpatient division to reduce debt outstanding under our Credit Agreement.

In the next 12 to 18 months, we also expect to deleverage the company through receipt of income tax refunds from amended and restated tax returns from prior years. As we receive these proceeds and refunds, and once we are no longer making payments under our Medicare Program Settlement and SEC Settlement, we expect our liquidity to improve. However, no such assurances can be given as to whether or when such proceeds will be received.

We are now in Phase 2, or the operational and growth focus portion, of our strategic plan. During this phase, we will use operating cash flows and other sources of liquidity to take advantage of selected development opportunities in inpatient rehabilitative care. Specifically, we plan to explore consolidation opportunities as they arise and build new IRFs. In order to do this, we may need to borrow on our revolving credit facility and/or enter into new financing agreements until we receive the anticipated proceeds from any divestitures and the anticipated refunds related to prior year income tax returns.

Sources and Uses of Cash

Our primary sources of funding are cash flows from operations, borrowings under long-term debt agreements, and sales of limited partnership interests. Over the past three years, our funds were used primarily to fund working capital requirements, make capital expenditures, and make payments under various settlement agreements. The following chart shows the cash flows provided by or used in operating, investing, and financing activities for the three months ended March 31, 2007 and 2006, as well as the effect of exchange rates for those same periods:

	For the Three Months Ended March 31,
	2007	2006
	(In Millions)
Net cash used in operating activities	$ (5.8)	$ (73.1)
Net cash provided by investing activities	63.2	50.2
Net cash used in financing activities	(53.9)	(15.3)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.4)
Increase (decrease) in cash and cash equivalents	$ 3.6	$ (38.6)

Operating activities. The decrease in net cash used in operating activities quarter over quarter primarily relates to the payment of $62.7 million of accrued interest paid in March 2006 as part of the recapitalization transactions discussed in Note 9, Long-term debt, to the consolidated financial statements included in our March 2007 Form 8-K.

Investing activities. Net cash provided by investing activities increased due to an increase in proceeds from the sale of marketable securities. This increase was offset by a quarter over quarter decrease in proceeds from asset sales, including assets of discontinued operations.

Financing activities. During the three months ended March 31, 2007, we made approximately $49.5 million of net debt payments, including $11.1 million of debt issuance costs associated with the amendment to our credit agreement (discussed later in this Item) and net payments of $30.0 million on our revolving credit facility. During the three months ended March 31, 2006, we had net borrowings on our debt of approximately $17.3 million due to the recapitalization transactions discussed in Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K. These net borrowings of $17.3 million include the issuance of convertible perpetual preferred stock and debt issuance costs.

The increase in net cash used in financing activities associated with net debt payments in the first quarter of 2007 is offset by the timing of our payment to the United States under our Medicare Program Settlement (see Note 9, Settlements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited)). This approximate $22.3 million payment, including interest, created the majority of our “checks in excess of bank balance” as of March 31, 2007 (included in Accrued expenses and other current liabilities in our condensed consolidated balance sheet included in Part I, Item 1, Financial Statements (Unaudited)).

Current Liquidity and Capital Resources

As of March 31, 2007, we had approximately $26.2 million in cash and cash equivalents. This amount excludes approximately $53.8 million in restricted cash and $16.4 million of restricted marketable securities, which are assets whose use is restricted because of various obligations we have under lending agreements, partnership agreements, and other arrangements, primarily related to our captive insurance company. As of December 31, 2006, we had approximately $27.2 million in cash and cash equivalents, $67.8 million in restricted cash, and $71.1 million of restricted marketable securities. See Note 1, Basis of Presentation, “Marketable Securities” to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited).

In March 2007, we amended our existing Credit Agreement (as defined in Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K) to lower the applicable interest rates and modify certain other covenants. The amendment and related supplement reduced the interest rate on our Term Loan Facility to LIBOR plus 2.5% (formerly LIBOR plus 3.25%), as well as reduced the applicable participation rate on the $100 million synthetic letter of credit facility to 2.5% (formerly 3.25%). These decreased rates will reduce our annual interest expense by approximately $15 million per year, based on our debt outstanding as of March 31, 2007. The amendment also gave us the appropriate approvals for our divestiture activities.

Funding Commitments

We have scheduled payments of $25.8 million and $80.3 million in the remainder of 2007 and 2008, respectively, related to long-term debt obligations. For additional information about our long-term debt obligations, see Note 5, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K.

We also have funding commitments related to legal settlements. As a result of the Medicare Program Settlement discussed in Note 22, Medicare Program Settlement, to the consolidated financial statements included in our March 2007 Form 8-K, we made principal payments of approximately $259.7 million to the United States during 2005, 2006, and the three months ended March 31, 2007. The remaining principal balance of $65.3 million will be paid in quarterly installments in the remainder of 2007. These amounts are exclusive of interest from November 4, 2004 at an annual rate of 4.125%. In addition to the Medicare Program Settlement, we reached an agreement with the SEC to resolve claims brought by the SEC against us in March 2003. As a result of the SEC Settlement, we made payments totaling $50.0 million to the SEC during 2005 and 2006. We paid an additional $25.0 million to the SEC in April 2007, and we will make the final $25.0 million payment to the SEC in October 2007.

During the three months ended March 31, 2007, we made capital expenditures of approximately $6.0 million. Total amounts budgeted for capital expenditures for 2007 approximate $140 million. These expenditures include IT initiatives, new business opportunities, and equipment upgrades and purchases. Approximately $50 million of this budgeted amount is discretionary and could be revised, if necessary.

For a discussion of risk factors related to our business and our industry, please see Item 1A, Risk Factors, of our 2006 Form 10-K and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in our March 2007 Form 8-K.

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

We are secondarily liable for certain lease obligations associated with sold facilities. As of March 31, 2007, we had entered into nine such lease guarantee arrangements. The remaining terms of these leases range from 4 months to 147 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximates $21.7 million. We have not recorded a liability for these guarantees, as we do not believe it is probable we will have to perform under these agreements. In the event we are required to perform under these guarantees, we could potentially have recourse against the purchaser of the applicable sold facility for recovery of any amounts paid. For additional information regarding these guarantees, see Note 3, Guarantees, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Also, as discussed in Note 9, Settlements, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), our securities litigation settlement agreement requires us to indemnify the settling insurance carriers, to the extent permitted by law, for any amounts that they are legally obligated to pay to any non-settling defendants. As of March 31, 2007, we have not recorded a liability regarding these indemnifications, as we do not believe it is probable we will have to perform under the indemnification portion of these settlement agreements and any amount we would be required to pay is not estimable at this time.

As of March 31, 2007, we do not have any retained or contingent interest in assets as defined above.

As of March 31, 2007, we hold one derivative financial instrument, as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In March 2006, we entered into an interest rate swap related to our Credit Agreement, as discussed in Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2007, we are not involved in any unconsolidated SPE transactions.

Contractual Obligations

Our consolidated contractual obligations for continuing operations (excluding interest on long-term debt, a portion of which will be recognized in discontinued operations—See Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited)) as of March 31, 2007, are as follows:

	Total	April 1 through December 31, 2007	2008 – 2009	2010 – 2011	2012 and Thereafter
	(In Millions)
Long-term debt obligations:
Long-term debt, excluding
revolving credit facility and
capital lease obligations(a)	$ 3,077.1	$ 15.5	$ 87.2	$ 42.6	$ 2,931.8
Revolving credit facility	140.0	–	–	–	140.0
Interest on long-term debt(b)	1,955.7	223.8	585.9	576.3	569.7
Capital lease obligations(c)	169.1	16.3	42.9	36.6	73.3
Operating lease obligations(d)(e)	248.5	29.2	64.5	44.3	110.5
Purchase obligations(e)(f)(g)	44.5	28.9	15.5	0.1	–
Other long-term liabilities:
Government settlements,
including interest when
applicable	116.8	116.8	–	–	–
Other liabilities(h)	4.5	0.7	0.7	0.4	2.7

(a)

Included in long-term debt are amounts owed on our bonds payable, notes payable to banks and others, and noncompete agreements. These borrowings are further explained in Note 9, Long-term Debt, of the notes to the consolidated financial statements included in our March 2007 Form 8-K. These amounts exclude any pay down that may result from our use of the net proceeds from each divestiture transaction to reduce our debt outstanding.

(b)

Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of March 31, 2007. Interest related to capital lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loans fees, or fees for lines of credit that would be included in interest expense in our condensed consolidated statements of operations. Amounts also exclude the impact of our interest rate swap.

(c)

Amounts include interest portion of future minimum capital lease payments. Amounts exclude approximately $32.9 million of capital lease obligations associated with our surgery centers, outpatient, and diagnostic divisions that are reported in discontinued operations. Capital lease obligations of these divisions will be assumed by the buyer of each division when the transactions discussed in Note 1, Basis of Presentation, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report are consummated.

(d)

We lease many of our facilities as well as other property and equipment under operating leases in the normal course of business. Some of our facility leases require percentage rentals on patient revenues above specified minimums and contain escalation clauses. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 6, Property and Equipment, of the notes to the consolidated financial statements included in our March 2007 Form 8-K.

(e)	Future operating lease obligations and purchase obligations are not recognized in our consolidated balance sheet.

(f)

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HealthSouth and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(g)

Amounts disclosed for purchase obligations exclude approximately $32.7 million of purchase obligations of our diagnostic division, which is reported in discontinued operations. These obligations primarily relate to software licensing and support, telecommunications, and equipment maintenance, including maintenance related to the IDX systems. The IDX systems include electronic imaging, electronic documentation management, billing, accounts receivable management, and business metrics, along with other features. These obligations are expected to be assumed by the buyer of the diagnostic division upon consummation of the transaction discussed in Note 1, Basis of Presentation, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. Purchase obligations related to our surgery centers and outpatient divisions are not material.

(h)

Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: medical malpractice and workers’ compensation risks, deferred income taxes, and our estimated liability for unsettled litigation. For more information, see Note 1, Summary of Significant Accounting Policies, “Self-Insured Risks,” Note 19, Income Taxes, and Note 25, Contingencies and Other Commitments, of the notes to the consolidated financial statements included in our March 2007 Form 8-K. Also, as discussed in Note 7, Income Taxes, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. At January 1, 2007, we had approximately $277.2 million of total gross unrecognized tax benefits. In addition, we had an accrual for related interest income of $37.7 million as of March 31, 2007. Currently, we estimate a cash settlement with the applicable taxing authority will occur within 12 to 18 months for the majority of these unrecognized tax benefits.

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our condensed consolidated financial statements which have been prepared in accordance with GAAP. In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgment that affects the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors we believe to be relevant at the time we prepared our condensed consolidated financial statements. On a regular basis, we review the accounting policies, assumptions, estimates, and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in our March 2007 Form 8-K. Our significant accounting policies, those that we consider to be the most critical to aid in fully understanding and evaluating our reported financial results, as they require management’s most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain, are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies,” to our 2006 Form 10-K, as amended.

Since the filing of our 2006 Form 10-K, as amended, there have been no material changes to our critical accounting policies except for our adoption of FASB Interpretation No. 48 on January 1, 2007. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in our condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive loss. See Note 7, Income Taxes, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), for additional information regarding our adoption of FASB Interpretation No. 48 and our uncertain tax positions.

Recent Accounting Pronouncements

Since the filing of our 2006 Form 10-K, we do not believe any recently issued, but not yet effective, accounting standards will have a material effect on HealthSouth’s consolidated financial position, results of operations, or cash flows.

For additional information regarding recent accounting pronouncements, please see Note 1, Basis of Presentation, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

Business Outlook

We anticipate increasing volumes in many of our inpatient hospitals through the first three quarters of 2007 because most of our IRFs currently operate at, and have maintained since 2006, the 60% minimum qualifying patient mix threshold under the 75% Rule. In the fourth quarter of 2007, as most of our IRFs approach a new cost reporting year, we anticipate declining volumes as we work to achieve compliance with the 65% threshold. We plan to continue to aggressively attempt to mitigate the impact of the 75% Rule by managing our expenses, focusing our marketing efforts on compliant cases, and developing new post-acute services and other services that are complementary to our IRFs.

Furthermore, we believe the continued implementation of the 75% Rule will pose a challenge for our competitors and create consolidation opportunities for us. We also continue to identify new market opportunities. We plan to take advantage of industry instability and market opportunities by completing 5 to 8 development projects in 2007. As part of these development efforts, in April 2007, we signed an agreement to partner with Wellmont Health System (“Wellmont”) to own and operate a new IRF in Bristol, Virginia and to partner with Wellmont at our existing IRF in Kingsport, Tennessee.

In 2007, we will attempt to manage corporate expenses while we implement our repositioning and deleveraging plan, including providing transition services to the divested divisions. Because we do not allocate corporate overhead by division, our operating results will reflect overhead costs associated with managing and providing shared services to our surgery centers, outpatient, and diagnostic divisions even though these divisions qualify as discontinued operations. Until we are able to rationalize our corporate overhead in relation to the size of our operations post-repositioning, our results will reflect unusually high costs. We are also installing new accounting systems, the cost of which will primarily be incurred in 2007. In addition, as we mature in our control environment, we will invest in our internal audit function to protect the investment we have made in internal controls.

We will continue to operate our surgery centers and diagnostic divisions in the ordinary course of business until the actual dispositions of these divisions are concluded.

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
•

the outcome of our plan to reposition our primary focus on the post-acute care sector, including without limitation, the sale of our surgery centers or diagnostic divisions and the risk that these transactions will not close or regulatory delays in approving such sales will be encountered;

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

Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net market value of our fixed rate debt but has no impact on interest expense or cash flows. Interest rate changes on variable rate debt impacts the interest expense and cash flows, but does not impact the net fair value of the underlying debt instruments. Our fixed and variable rate debt as of March 31, 2007 is shown in the following table:

	As of March 31, 2007
	Carrying Amount	% of Total	Estimated Fair Value	% of Total
	(In Millions)
Fixed Rate Debt	$ 662.5	20.6%	$ 713.7	21.7%
Variable Rate Debt	2,549.6	79.4%	2,582.0	78.3%
Total long-term debt	$ 3,212.1	100.0%	$ 3,295.7	100.0%

As discussed in more detail in Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K, in March 2006, we entered into an interest rate swap to effectively convert the floating rate of a portion of our Credit Agreement to a fixed rate in order to limit our exposure to variability in interest payments caused by changes in LIBOR. Under the interest rate swap agreement, we pay a fixed rate of 5.2% on $1.9 billion of variable rate debt, while the counterparties to the interest rate swap agreement pay a floating rate based on 3-month LIBOR. As of March 31, 2007, the fair market value of our interest rate swap approximated ($14.8) million.

Based on the variable rate of our debt as of March 31, 2007 and inclusive of the impact of the conversion of $1.9 billion of our variable rate debt to a fixed rate via an interest rate swap, a 1% increase in interest rates would result in an additional $6.9 million in interest expense per year, while a 1% decrease in interest rates would reduce interest expense per year by $6.9 million. A 1% increase in interest rates would result in an approximate $35.7 million decrease in the estimated net fair value of our fixed rate debt, and a 1% decrease in interest rates would result in an approximate $34.9 million increase in its estimated net fair value.

Foreign operations, and the related market risks associated with foreign currencies, are currently, and have been, insignificant to our financial position, results of operations, and cash flows.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. This conclusion was based on the fact that the material weakness relating to internal controls over our accounting for income taxes that existed as of December 31, 2006 (as disclosed in our 2006 Form 10-K) was still present at March 31, 2007.

Changes in Internal Control Over Financial Reporting

There have been no material changes in Internal Control over Financial Reporting during the quarter ended March 31, 2007.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information relating to certain legal proceedings in which we are involved is included in Note 9, Settlements, and Note 10, Contingencies, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our March 2007 Form 8-K.

Item 6. Exhibits

No.	Description
2.1

Stock Purchase Agreement, dated January 27, 2007, by and between HealthSouth Corporation and Select Medical Systems (incorporated by reference to Exhibit 2.1 to HealthSouth’s Current Report on Form 8-K filed on January 30, 2007).

2.2	Stock Purchase Agreement, dated March 25, 2007, by and between HealthSouth Corporation and ASC Acquisition LLC.
2.3	Letter Agreement, dated May 1, 2007, by and between HealthSouth Corporation and Select Medical Corporation.
3.1

Amended and Restated By-Laws of HealthSouth Corporation, effective as of September 21, 2006 (incorporated by reference to Exhibit 3.1 to HealthSouth’s Current Report on Form 8-K filed on September 27, 2006).

3.2	Amendments to Section 3.4(a) and 3.4(b) of the Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to HealthSouth’s Current Report on Form 8-K filed on March 5, 2007).
10.1

Amendment No. 1 dated as of March 1, 2007 to the Credit Agreement dated as of March 10, 2006 among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other parties thereto (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K filed on March 14, 2007).

10.2

Supplement dated as of March 7, 2007 to Amendment No. 1 dated as of March 1, 2007 to the Credit Agreement dated as of March 10, 2006 among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other parties thereto (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K filed on March 14, 2007).

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
John L. Workman
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Date: May 9, 2007

EXHIBIT INDEX

No.	Description
2.1

Stock Purchase Agreement, dated January 27, 2007, by and between HealthSouth Corporation and Select Medical Systems (incorporated by reference to Exhibit 2.1 to HealthSouth’s Current Report on Form 8-K filed on January 30, 2007).

2.2	Stock Purchase Agreement, dated March 25, 2007, by and between HealthSouth Corporation and ASC Acquisition LLC.
2.3	Letter Agreement, dated May 1, 2007, by and between HealthSouth Corporation and Select Medical Corporation.
3.1

Amended and Restated By-Laws of HealthSouth Corporation, effective as of September 21, 2006 (incorporated by reference to Exhibit 3.1 to HealthSouth’s Current Report on Form 8-K filed on September 27, 2006).

3.2	Amendments to Section 3.4(a) and 3.4(b) of the Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to HealthSouth’s Current Report on Form 8-K filed on March 5, 2007).
10.1

Amendment No. 1 dated as of March 1, 2007 to the Credit Agreement dated as of March 10, 2006 among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other parties thereto (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K filed on March 14, 2007).

10.2

Supplement dated as of March 7, 2007 to Amendment No. 1 dated as of March 1, 2007 to the Credit Agreement dated as of March 10, 2006 among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other parties thereto (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K filed on March 14, 2007).

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