Form 10-Q
period 2007-06-30
HEALTHSOUTH CORP
filed 2007-08-08
CIK 785161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-14940

HealthSouth Corporation

(Exact name of Registrant as specified in its Charter)

Delaware	63-0860407
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One HealthSouth Parkway Birmingham, Alabama	35243
(Address of Principal Executive Offices)	(Zip Code)

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

The registrant had 78,780,353 shares of common stock outstanding, net of treasury shares, as of July 31, 2007.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2007	December 31, 2006
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$ 21.0	$ 27.2
Current portion of restricted cash	50.9	60.3
Current portion of restricted marketable securities	16.8	37.5
Accounts receivable, net of allowance for doubtful accounts of $38.8 in 2007;
$36.6 in 2006	215.4	217.3
Insurance recoveries receivable	230.0	230.0
Other current assets	69.1	78.1
Current assets held for sale	79.7	229.9
Total current assets	682.9	880.3
Property and equipment, net	766.0	811.2
Goodwill	406.0	406.1
Intangible assets, net	28.4	30.4
Investment in and advances to nonconsolidated affiliates	40.1	37.7
Assets held for sale	172.9	833.7
Income tax refund receivable	208.9	218.8
Other long-term assets	97.2	142.6
Total assets	$ 2,402.4	$ 3,360.8
Liabilities and Shareholders’ Deficit
Current liabilities:
Current portion of long-term debt	$ 40.7	$ 33.6
Accounts payable	58.7	67.5
Accrued expenses and other current liabilities	307.5	360.1
Refunds due patients and other third-party payors	12.9	12.7
Government, class action, and related settlements	454.0	570.6
Current liabilities held for sale	271.8	217.0
Total current liabilities	1,145.6	1,261.5
Long-term debt, net of current portion	2,360.0	3,343.1
Liabilities held for sale	13.4	40.6
Other long-term liabilities	175.0	241.7
	3,694.0	4,886.9
Commitments and contingencies
Minority interest in equity of consolidated affiliates	109.8	271.1
Convertible perpetual preferred stock, $.10 par value; 1,500,000 shares authorized;
400,000 issued in 2007 and 2006; liquidation preference of $1,000 per share	387.4	387.4
Shareholders’ deficit:
Common stock, $.01 par value; 200,000,000 shares authorized;
issued: 88,094,777 in 2007; 87,999,513 in 2006	0.9	0.9
Capital in excess of par value	2,842.4	2,849.5
Accumulated deficit	(4,306.4)	(4,713.9)
Accumulated other comprehensive (loss) income	(1.5)	1.6
Treasury stock, at cost (9,463,426 shares in 2007 and 9,320,001 shares in 2006)	(324.2)	(322.6)
Notes receivable from shareholders, officers, and management employees	–	(0.1)
Total shareholders’ deficit	(1,788.8)	(2,184.6)
Total liabilities and shareholders’ deficit	$ 2,402.4	$ 3,360.8

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed balance sheets.

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In Millions, Except Per Share Data)
Net operating revenues	$ 442.8	$ 443.5	$ 890.9	$ 883.9
Operating expenses:
Salaries and benefits	217.2	205.9	434.7	412.2
Other operating expenses	60.7	61.5	131.2	129.7
General and administrative expenses	35.0	36.1	79.7	71.1
Supplies	25.8	25.4	52.1	51.0
Depreciation and amortization	20.0	22.5	38.1	42.7
Impairment of long-lived assets	14.7	–	14.7	–
Occupancy costs	13.3	12.1	26.6	24.3
Provision for doubtful accounts	10.8	7.9	21.3	15.2
Loss on disposal of assets	1.7	3.3	1.7	4.2
Government, class action, and related settlements expense	(23.4)	17.2	(35.6)	21.5
Professional fees—accounting, tax, and legal	13.3	27.7	35.1	76.3
Total operating expenses	389.1	419.6	799.6	848.2
Loss on early extinguishment of debt	17.7	4.6	17.7	365.6
Interest expense and amortization of debt discounts and fees	59.2	60.5	117.7	119.0
Other income	(0.4)	(1.2)	(5.2)	(3.9)
Gain on interest rate swap	(19.0)	(18.6)	(14.7)	(14.8)
Equity in net income of nonconsolidated affiliates	(2.4)	(2.5)	(5.1)	(4.4)
Minority interests in earnings of consolidated affiliates	7.8	7.6	16.1	16.3
Loss from continuing operations before income tax expense	(9.2)	(26.5)	(35.2)	(442.1)
Provision for income tax (benefit) expense	(10.3)	5.2	(7.1)	18.9
Income (loss) from continuing operations	1.1	(31.7)	(28.1)	(461.0)
Income (loss) from discontinued operations, net of income tax
expense	467.2	(10.7)	439.7	(16.6)
Net income (loss)	468.3	(42.4)	411.6	(477.6)
Convertible perpetual preferred dividends	(6.5)	(9.2)	(13.0)	(9.2)
Net income (loss) available to common shareholders	$ 461.8	$ (51.6)	$ 398.6	$ (486.8)
Comprehensive income (loss):
Net income (loss)	$ 468.3	$ (42.4)	$ 411.6	$ (477.6)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	–	0.3	0.1	(0.1)
Unrealized gain (loss) on available-for-sale securities	0.3	(0.3)	(3.2)	(0.2)
Other comprehensive income (loss), net of tax	0.3	–	(3.1)	(0.3)
Comprehensive income (loss)	$ 468.6	$ (42.4)	$ 408.5	$ (477.9)
Weighted average common shares outstanding:
Basic	78.7	79.6	78.8	79.5
Diluted	92.1	92.9	92.1	87.9
Basic and diluted earnings (loss) per common share:
Loss from continuing operations available to common
shareholders	$ (0.07)	$ (0.51)	$ (0.52)	$ (5.91)
Income (loss) from discontinued operations, net of
income tax expense	5.94	(0.14)	5.58	(0.21)
Net income (loss) per share available to common
shareholders	$ 5.87	$ (0.65)	$ 5.06	$ (6.12)

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In Millions)
Net cash used in operating activities	$ (111.0)	$ (58.2)
Cash flows from investing activities:
Capital expenditures	(15.2)	(21.4)
Proceeds from sale and maturities of marketable securities	–	32.1
Proceeds from sale and maturities of restricted marketable securities	65.3	0.2
Purchase of investments	–	(8.2)
Purchase of restricted investments	(10.5)	(59.2)
Net change in restricted cash	9.4	70.1
Other	1.1	(1.9)
Net cash provided by investing activities of discontinued operations—
Proceeds from divestiture of divisions	1,089.4	–
Other investing activities of discontinued operations	3.7	21.8
Net cash provided by investing activities	1,143.2	33.5
Cash flows from financing activities:
Checks in excess of bank balance	(2.7)	(16.7)
Principal borrowings on notes	–	3,050.0
Proceeds from bond issuance	–	1,000.0
Principal payments on debt	(865.0)	(4,426.5)
Borrowings on revolving credit facility	175.0	50.0
Payments on revolving credit facility	(280.0)	–
Principal payments under capital lease obligations	(6.3)	(6.9)
Issuance of convertible perpetual preferred stock	–	400.0
Dividends paid on convertible perpetual preferred stock	(6.5)	–
Preferred stock issuance costs	–	(12.6)
Debt amendment and issuance costs	(11.2)	(77.7)
Distributions to minority interests of consolidated affiliates	(12.0)	(9.2)
Other	0.1	0.1
Net cash used in financing activities of discontinued operations	(39.3)	(44.9)
Net cash used in financing activities	(1,047.9)	(94.4)
Effect of exchange rate on cash and cash equivalents	0.1	0.1
Decrease in cash and cash equivalents	(15.6)	(119.0)
Cash and cash equivalents at beginning of period	27.2	166.4
Cash and cash equivalents of divisions and facilities held for sale at beginning
of period	14.1	11.2
Less: Cash and cash equivalents of divisions and facilities held for sale at end
of period	(4.7)	(0.4)
Cash and cash equivalents at end of period	$ 21.0	$ 58.2

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation:

HealthSouth Corporation, incorporated in Delaware in 1984, including its subsidiaries, is the largest provider of inpatient rehabilitation services in the United States. References herein to “HealthSouth,” the “Company,” “we,” “our,” or “us” refer to HealthSouth Corporation and its subsidiaries unless otherwise stated or indicated by context.

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

On August 14, 2006, we announced that we would begin exploring a range of strategic alternatives to enhance stockholder value and to reposition our primary focus on the post-acute care sector. As a result of the exploration of such alternatives, the following events have occurred:

1.

As previously reported, on January 27, 2007, we entered into an agreement with Select Medical Corporation (“Select Medical”), a privately owned operator of specialty hospitals and outpatient rehabilitation facilities, to sell our outpatient rehabilitation division for approximately $245 million in cash, subject to certain adjustments. This transaction closed on May 1, 2007, other than with respect to certain facilities for which approvals for the transfer to Select Medical had not yet been received as of such date. See also Note 6, Assets Held for Sale and Results of Discontinued Operations.

2.

As previously reported, on March 25, 2007, we entered into an agreement to sell our surgery centers division to ASC Acquisition LLC (“ASC”), a Delaware limited liability company and newly formed affiliate of TPG Partners V, L.P. (“TPG”), a private investment partnership. The purchase price consisted of cash consideration of $920 million, subject to certain adjustments, and a contingent option to acquire up to a 5% equity interest in the new company. This transaction closed on June 29, 2007, other than with respect to certain facilities for which approvals for the transfer to ASC had not yet been received as of such date. See also Note 6, Assets Held for Sale and Results of Discontinued Operations. ASC now owns and operates this business as Surgical Care Affiliates, LLC, a stand-alone surgical services company.

3.

As previously reported, on April 19, 2007, we entered into an agreement with an affiliate of The Gores Group, a private equity firm, to sell our diagnostic division for approximately $47.5 million, subject to certain adjustments. This transaction closed on July 31, 2007, other than with respect to one facility for which approval for the transfer had not yet been received as of such date. See also Note 6, Assets Held for Sale and Results of Discontinued Operations.

As a result of the foregoing, our surgery centers, outpatient, and diagnostic divisions are reported as held for sale in our condensed consolidated balance sheets and in discontinued operations in our condensed consolidated statements of operations and comprehensive income (loss) and our condensed consolidated statements of cash flows

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Amounts classified as assets held for sale declined from December 31, 2006 to June 30, 2007 due primarily to the closing of the transactions to sell our surgery centers and outpatient divisions in the second quarter of 2007.

The proceeds of these divestitures were used to reduce debt, which allows us to set the platform to pursue growth opportunities in inpatient rehabilitative care and complementary post-acute businesses in the future. In March 2007, we amended our Credit Agreement (as defined in Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K) and received the appropriate lender approvals for our divestiture activities. See also Note 5, Long-term Debt.

Historically, we have reported five segments: inpatient, surgery centers, outpatient, diagnostic, and corporate and other. Based on our strategic focus in the inpatient rehabilitation industry and the reclassification of our surgery centers, outpatient, and diagnostic divisions to discontinued operations, we modified our segment reporting from five reportable segments to one reportable segment in the first quarter of 2007. Amounts historically reported as part of our corporate and other segment, which primarily represented the corporate overhead costs associated with our operating divisions, are no longer considered a reportable segment by our chief operating decision maker due to our strategic repositioning as a pure-play post-acute care provider and the change in the manner in which we now manage the Company. Rather, these corporate overhead costs are now presented on the line entitled General and administrative expenses in our condensed consolidated statements of operations and comprehensive income (loss) (see “Reclassifications” below). Therefore, the condensed consolidated results of operations of the Company presented herein represent the continuing operations of our inpatient division, including corporate overhead. Our condensed consolidated results of operations include overhead costs associated with managing and providing shared services to our surgery centers, outpatient, and diagnostic divisions, even though these divisions qualify as discontinued operations.

See also Note 5, Long-term Debt, for information regarding the allocation of interest expense to discontinued operations.

Reclassifications—

Certain financial results have been reclassified to conform to the current period presentation. For the three months ended June 30, 2007, such reclassifications primarily relate to our electro-shock wave lithotripter units sold in June 2007 that qualified under FASB Statement No. 144 to be reported as assets held for sale and discontinued operations. Since the filing of our March 2007 Form 8-K, such reclassifications include the qualification of our surgery centers, outpatient, and diagnostic divisions as assets held for sale and discontinued operations under FASB Statement No. 144, as well as certain inpatient facilities we closed or sold in the first quarter of 2007 that also qualified under FASB Statement No. 144. We reclassified our condensed consolidated balance sheet as of December 31, 2006 to show the assets and liabilities of these qualifying facilities as held for sale. We also reclassified our condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2006 and our condensed consolidated statement of cash flows for the six months ended June 30, 2006 to show the results of those qualifying facilities as discontinued operations. In conjunction with our segment change described above, we also reclassified certain expenses considered to be corporate overhead historically reported primarily within the lines entitled Salaries and benefits and Other operating expenses into General and administrative expenses in our condensed consolidated statements of operations and comprehensive income (loss). These expenses primarily include administrative expenses such as corporate accounting, internal controls, legal, and information technology services.

Marketable Securities—

As disclosed in Note 1, Summary of Significant Accounting Policies, “Marketable Securities,” to the consolidated financial statements included in our March 2007 Form 8-K, we record all investments in debt and equity securities with readily determinable fair values and for which we do not exercise significant influence as

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

Accounts Receivable—

As disclosed in Note 1, Summary of Significant Accounting Policies, “Accounts Receivable,” to the consolidated financial statements included in our March 2007 Form 8-K, our accounts receivable are geographically dispersed, but a significant portion of our revenues are concentrated by type of payors. While revenues and receivables from government agencies have always been significant to our operations, our repositioning efforts to focus on the post-acute care sector and inpatient rehabilitation services have further increased their significance to us. The concentration of net patient service accounts receivable by payor class, as a percentage of total net patient service accounts receivable as of the end of each reporting period, is as follows:

	June 30, 2007	December 31, 2006
Medicare	56.7%	56.2%
Medicaid	3.0%	3.6%
Workers’ compensation	4.4%	4.5%
Managed care and other discount plans	23.0%	24.6%
Other third-party payors	10.6%	8.9%
Patients	2.3%	2.2%
Total	100.0%	100.0%

During the three months ended June 30, 2007 and 2006, approximately 68.2% and 68.3%, respectively, of our Net operating revenues related to patients participating in the Medicare program. During the six months ended June 30, 2007 and 2006, approximately 68.8% and 69.2%, respectively, of our Net operating revenues related to patients participating in the Medicare program. While revenues and accounts receivable from government agencies are significant to our operations, we do not believe there are significant credit risks associated with these government agencies. Because Medicare traditionally pays claims faster than our other third-party payors, the percentage of our Medicare charges in accounts receivable is less than the percentage of our Medicare revenues. We do not believe there are any other significant concentrations of revenues from any particular payor that would subject us to any significant credit risks in the collection of our accounts receivable.

Impairment of Long-lived Assets—

For the three and six months ended June 30, 2007, we recognized long-lived asset impairment charges of approximately $14.7 million. Approximately $14.1 million of this charge relates to our corporate campus. On June 1, 2007, we entered into an agreement with an investment fund sponsored by Trammell Crow Company (“Trammell Crow”) pursuant to which Trammell Crow agreed to acquire our corporate campus for a purchase price of approximately $60 million, subject to certain adjustments. During the second quarter of 2007, we wrote the long-lived assets associated with our corporate campus down to their estimated fair value based on the estimated net proceeds we expected to receive from this sale.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The agreement to sell our corporate campus to Trammell Crow was terminated on August 7, 2007, pursuant to an opt-out provision in the agreement. The Company is considering various alternatives for its corporate campus, recognizing the current downturn in credit markets and its potential impact on any sale transaction.

Recent Accounting Pronouncements—

Since the filing of our 2006 Annual Report on Form 10-K (the “2006 Form 10-K”), we do not believe any recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

2. Liquidity:

During the second quarter of 2007, we used the net proceeds from the divestiture of our surgery centers and outpatient divisions to pay down debt. As a result of these transactions, our total debt outstanding has decreased from $3.4 billion as of December 31, 2006 to $2.4 billion as of June 30, 2007. We also used the net proceeds received from the divestiture of our diagnostic division in July 2007 to further reduce our total debt outstanding. However, we remain highly leveraged.

Approximately $65.0 million of our $2.4 billion of long-term debt outstanding as of June 30, 2007 represents amounts drawn under our $400 million revolving credit facility (excluding approximately $121.6 million utilized under the revolving letter of credit subfacility). Amounts were drawn from the revolving credit facility primarily due to the timing of interest payments and government settlement payments (as discussed in Note 9, Settlements). Based on our current borrowing capacity and leverage ratio required under our Credit Agreement, we do not believe there is significant risk in our ability to make additional draws under our revolving credit facility, if needed.

The biggest risk relating to our high leverage is the possibility that a substantial down-turn in operating earnings could jeopardize our ability to service our debt payment obligations. In addition to debt service, we must also make the final settlement payments related to our Medicare Program Settlement and SEC Settlement (See Note 22, Medicare Program Settlement, and Note 23, SEC Settlement, to the consolidated financial statements included in our March 2007 Form 8-K.) See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in our March 2007 Form 8-K for a discussion of risks and uncertainties facing us. Changes in our business or other factors may occur that might have a material adverse impact on our financial position, results of operations, and cash flows.

3. Guarantees:

In conjunction with the sale of certain facilities, including the sale of our surgery centers and outpatient divisions in the second quarter of 2007, HealthSouth assigned the leases of certain properties to certain purchasers and, as a condition of the lease, agreed to act as a guarantor of the purchaser’s performance on the lease. Should the purchaser fail to pay the rent due on these leases, the lessor would have contractual recourse against us.

As of June 30, 2007, we were secondarily liable for 192 such lease obligations. The remaining terms of these leases range from 1 month to 144 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximates $84.3 million.

Also, in connection with the closing of the transaction to sell our diagnostic division on July 31, 2007, HealthSouth remained as a guarantor of certain leases for properties and equipment and a guarantor to certain purchase and servicing contracts that were assigned to the buyer in connection with the sale. If we were required to perform under all such guarantees, we currently estimate the maximum amount we would be required to pay approximates $57.8 million. The remaining terms of these arrangements range from 3 to 224 months.

We have not recorded a liability for these guarantees, as we do not believe it is probable we will have to perform under these agreements. If we are required to perform under these guarantees, we could potentially have

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

recourse against the purchaser for recovery of any amounts paid. In addition, the purchasers of our surgery centers, outpatient, and diagnostic divisions have agreed to seek releases from the lessors and vendors in favor of HealthSouth with respect to the guarantee obligations associated with these divestitures. To the extent the purchasers of these divisions are unable to obtain releases for HealthSouth, the purchasers have agreed to indemnify HealthSouth for damages incurred under the guarantee obligations, if any.

These guarantees are not secured by any assets under the agreements. As of June 30, 2007, we have not been required to perform under any such guarantees.

4. Investment in and Advances to Nonconsolidated Affiliates:

Investment in and advances to nonconsolidated affiliates represents our investment in 19 partially owned subsidiaries, of which 13 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of our subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates, but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from 4% to 51%. We account for these investments using the cost and equity methods of accounting.

The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net operating revenues	$ 15.9	$ 15.8	$ 32.6	$ 30.7
Operating expenses	(10.8)	(10.1)	(21.2)	(20.1)
Income from continuing operations	5.1	5.7	11.4	10.6
Net income	$ 4.9	$ 5.2	$ 11.1	$ 9.8

5. Long-term Debt:

Our long-term financing obligations outstanding consist of the following (in millions):

	June 30, 2007	December 31, 2006
Advances under $400 million revolving credit facility	$ 65.0	$ 170.0
Term Loan Facility	1,174.9	2,039.8
Bonds Payable—
7.000% Senior Notes due 2008	5.0	5.0
10.750% Senior Subordinated Notes due 2008	30.3	30.2
8.500% Senior Notes due 2008	9.4	9.4
8.375% Senior Notes due 2011	0.3	0.3
7.625% Senior Notes due 2012	1.5	1.5
Floating Rate Senior Notes due 2014	375.0	375.0
10.75% Senior Notes due 2016	616.2	615.9
Notes payable to banks and others at interest rates from 9.8% to 12.9%	4.9	5.0
Capital lease obligations	118.2	124.6
	2,400.7	3,376.7
Less: Current portion	(40.7)	(33.6)
Long-term debt, net of current portion	$ 2,360.0	$ 3,343.1

For a description of our indebtedness, see Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
July 1 through December 31, 2007	$ 13.0	$ 12.7
2008	71.7	71.0
2009	28.6	27.9
2010	29.0	28.2
2011	24.8	23.9
2012	88.0	87.0
Thereafter	2,154.5	2,150.0
Total	$ 2,409.6	$ 2,400.7

As discussed in Note 1, Basis of Presentation, we closed the transaction to sell our outpatient division to Select Medical on May 1, 2007. As of June 30, 2007, we had used approximately $212 million of the net proceeds from this transaction to reduce debt outstanding under our Credit Agreement.

As also discussed in Note 1, Basis of Presentation, we closed the transaction to sell our surgery centers division to an affiliate of TPG on June 29, 2007. As of June 30, 2007, we had used approximately $873 million of the net proceeds from this transaction to reduce debt outstanding under our Credit Agreement.

As a result of the above pre-payments under our Credit Agreement, the quarterly installments due on our Term Loan Facility (as defined in Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K) were reduced from approximately $5.1 million to approximately $3.0 million, with the balance payable upon the final maturity of the Term Loan Facility in 2013. Also as a result of these pre-payments, we allocated a portion of the loan fees associated with our Credit Agreement to the debt that was extinguished and wrote off loan fees totaling approximately $17. 7 million to Loss on early extinguishment of debt during the three and six months ended June 30, 2007.

As also discussed in Note 1, Basis of Presentation, we closed the transaction to sell our diagnostic division to The Gores Group on July 31, 2007. We used the net proceeds received from this transaction to further reduce our total debt outstanding.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Due to the requirements under our Credit Agreement to use the net proceeds from each divestiture (as discussed in Note 1, Basis of Presentation) to repay obligations outstanding under our Credit Agreement, and in accordance with the guidance in Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” we allocated the interest expense on the debt that is required to be repaid as a result of the disposal transactions to discontinued operations in all periods presented. The following table provides information regarding our total Interest expense and amortization of debt discounts and fees presented in our condensed consolidated statements of operations and comprehensive income (loss) for both continuing and discontinued operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Continuing operations:
Interest expense	$ 56.9	$ 55.0	$ 113.3	$ 104.7
Amortization of debt discounts	0.1	–	0.3	1.1
Amortization of consent fees/bond issue costs	0.5	0.2	1.0	5.2
Amortization of loan fees	1.7	5.3	3.1	8.0
Total interest expense and amortization of debt
discounts and fees for continuing operations	59.2	60.5	117.7	119.0
Discontinued operations:
Interest expense	20.1	23.0	44.5	50.6
Total interest expense for discontinued
operations	20.1	23.0	44.5	50.6
Total interest expense and amortization of debt
discounts and fees	$ 79.3	$ 83.5	$ 162.2	$ 169.6

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

6. Assets Held for Sale and Results of Discontinued Operations:

For the facilities identified during the three months ended June 30, 2007 that met the requirements of FASB Statement No. 144, we reclassified our condensed consolidated balance sheet as of December 31, 2006 to show the assets and liabilities of those facilities as held for sale. We also reclassified our condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2006 and our condensed consolidated statement of cash flows for the six months ended June 30, 2006 to show the results of those facilities as discontinued operations. The operating results of discontinued operations, including the allocation of $18.9 million and $19.3 million of interest expense in the three months ended June 30, 2007 and 2006, respectively, and $43.0 million and $42.2 million of interest expense in the six months ended June 30, 2007 and 2006, respectively, (as discussed in Note 5, Long-term Debt), are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net operating revenues	$ 243.2	$ 347.1	$ 553.0	$ 709.9
Costs and expenses	230.1	349.1	527.5	716.5
Impairments	–	6.1	35.9	6.7
Income (loss) from discontinued operations	13.1	(8.1)	(10.4)	(13.3)
Gain on disposal of assets of discontinued operations	1.5	1.2	1.5	4.7
Gain on divestiture of divisions	403.2	–	403.2	–
Income tax benefit (expense)	49.4	(3.8)	45.4	(8.0)
Income (loss) from discontinued operations, net of tax	$ 467.2	$ (10.7)	$ 439.7	$ (16.6)

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

As discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in our March 2007 Form 8-K, we insure a substantial portion of our professional liability, general liability, and workers’ compensation risks through a self-insured retention program underwritten by HCS, which we fund annually. Expenses for retained professional and general liability risks and workers’ compensation risks associated with our surgery centers, outpatient, and diagnostic divisions have been included in our results of discontinued operations.

The income tax benefit of our results of discontinued operations for the three and six months ended June 30, 2007 is comprised primarily of (1) $61.7 million related to the reversal upon sale of deferred tax liabilities arising from indefinite-lived intangible assets of our surgery centers division, (2) $12.3 million of expense attributable to the utilization of the current period loss from continuing operations, and (3) $2.4 million of expense from projected Alternative Minimum Tax liability for 2007.

Assets and liabilities held for sale consist of the following (in millions):

	June 30, 2007	December 31, 2006
Assets:
Cash and cash equivalents	$ 4.7	$ 14.1
Current portion of restricted cash	4.4	43.2
Accounts receivable, net	38.3	157.5
Other current assets	32.3	15.1
Total current assets	79.7	229.9
Property and equipment, net	62.1	287.4
Goodwill	98.6	490.9
Intangible assets, net	4.1	25.8
Other long-term assets	8.1	29.6
Total long-term assets	172.9	833.7
Total assets	$ 252.6	$ 1,063.6
Liabilities:
Current portion of long-term debt	$ 1.0	$ 3.4
Accounts payable	9.3	38.8
Accrued expenses and other current liabilities	73.4	85.9
Deferred amounts related to sale of surgery centers division	129.3	–
Refunds due patients and other third-party payors	58.8	88.9
Total current liabilities	271.8	217.0
Long-term debt, net of current portion	5.6	22.2
Other long-term liabilities	7.8	18.4
Total long-term liabilities	13.4	40.6
Total liabilities	$ 285.2	$ 257.6

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Our condensed consolidated financial statements include all assets, liabilities, revenues, and expenses of less-than-100%-owned affiliates that we control. Accordingly, we have recorded minority interests in the earnings and equity of such entities. As of June 30, 2007 and December 31, 2006, approximately $27.7 million and $183.7 million, respectively, of our consolidated Minority interest in equity of consolidated affiliates represent minority interests associated with our surgery centers, outpatient, and diagnostic divisions.

Surgery Centers Division—

As discussed in Note 1, Basis of Presentation, the transaction to sell our surgery centers division to ASC closed on June 29, 2007, other than with respect to certain facilities for which approvals for the transfer to ASC had not yet been received as of such date. The purchase price consisted of cash consideration of $920 million, subject to certain adjustments, and a contingent option to acquire up to a 5% equity interest in the new company. The net cash proceeds received at closing, after deducting deal and separation costs, purchase price adjustments, and approximately $15.5 million of debt assumed by ASC, approximated $860.7 million.

As noted above, the closing of the sale of the surgery centers division occurred on June 29, 2007, other than with respect to certain facilities for which approvals for the transfer to ASC had not yet been received as of such date. In connection with the closing, HealthSouth and ASC agreed, among other things, that HealthSouth would retain its ownership interest in certain surgery centers until regulatory approvals for the transfer of such surgery centers to ASC have been received. In that regard, ASC will manage the operations of such surgery centers until such approvals have been received, and HealthSouth and ASC entered into arrangements designed to place them in approximately the same economic position, whether positive or negative, they would have occupied had all regulatory approvals been received prior to closing. Upon receipt of such approvals, HealthSouth’s ownership interest in such facilities will be transferred to ASC. No portion of the purchase price was withheld at closing pending the transfer of these facilities. In the event regulatory approval for the transfer of any such facility is not received within one year, HealthSouth would be required to return to ASC a portion of the purchase price allocated to such facility.

The assets and liabilities presented below for the surgery centers division include the assets and liabilities associated with those facilities not transferred to ASC at closing as part of the surgery centers transaction, as these assets will not be transferred until approval for such transfer is obtained. We have deferred approximately $129.3 million of cash proceeds received at closing associated with these facilities awaiting regulatory approval for the transfer of such facilities to ASC. We will continue to report the results of operations of these facilities in discontinued operations until the transfer of these facilities occurs.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The assets and liabilities of the surgery centers division reported as held for sale consist of the following (in millions):

	June 30, 2007	December 31, 2006
Assets:
Cash and cash equivalents	$ 2.1	$ 12.0
Current portion of restricted cash	0.5	31.8
Accounts receivable, net	6.0	84.5
Other current assets	29.3	9.0
Total current assets	37.9	137.3
Property and equipment, net	19.8	181.3
Goodwill	88.9	462.5
Intangible assets, net	3.1	17.8
Other long-term assets	3.0	24.1
Total long-term assets	114.8	685.7
Total assets	$ 152.7	$ 823.0
Liabilities:
Current portion of long-term debt	$ 0.4	$ 2.2
Accounts payable	2.1	22.4
Accrued expenses and other current liabilities	51.8	46.8
Deferred amounts related to sale of surgery centers division	129.3	–
Refunds due patients and other third-party payors	13.0	26.8
Total current liabilities	196.6	98.2
Long-term debt, net of current portion	2.6	17.9
Other long-term liabilities	0.5	7.3
Total long-term liabilities	3.1	25.2
Total liabilities	$ 199.7	$ 123.4

The operating results of the surgery centers division included in discontinued operations consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net operating revenues	$ 175.4	$ 191.8	$ 363.2	$ 386.4
Costs and expenses	159.3	187.2	334.8	376.7
Impairments	–	1.6	3.0	1.6
Income from discontinued operations	16.1	3.0	25.4	8.1
Gain on disposal of assets of discontinued operations	0.3	3.3	1.9	14.2
Gain on divestiture of division	268.6	–	268.6	–
Income tax benefit (expense)	52.4	(3.6)	48.5	(7.8)
Income from discontinued operations, net of tax	$ 337.4	$ 2.7	$ 344.4	$ 14.5

As a result of the disposition of our surgery centers division, we recorded an approximate $329.9 million post-tax gain on disposal in the second quarter of 2007. We expect to record an additional gain of approximately $55 million to $75 million once approval is obtained for the facilities that were not transferred at closing.

In connection with this divestiture, we entered into a transition services agreement (“TSA”) with ASC whereby we will continue to provide back office services related to the operations of our surgery centers division. These back office services include certain information technology, accounting and finance, and human resource support services, among others. Services are expected to be provided for periods of up to 12 months, although certain services are subject to short extension periods. ASC will compensate us for these services, as outlined in the TSA. Such compensation is not expected to be material to either HealthSouth or the operations of the surgery centers division.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Outpatient Division—

As discussed in Note 1, Basis of Presentation, the transaction to sell our outpatient rehabilitation division to Select Medical closed on May 1, 2007, other than with respect to certain facilities for which approvals for the transfer to Select Medical had not yet been received as of such date. In connection with the closing of the sale of this division, we entered into a letter agreement with Select Medical whereby we agreed, among other things, that we would retain certain outpatient facilities until certain state regulatory approvals for the transfer of such facilities to Select Medical have been received. In that regard, we entered into agreements with Select Medical whereby Select Medical will manage certain operations of the applicable facilities until such approvals have been received. Approximately $24 million of the $245 million purchase price was withheld pending the transfer of these facilities. We expect to receive these additional sale proceeds once regulatory approval is obtained. The net cash proceeds received at closing, after deducting deal and separation costs, purchase price adjustments, and approximately $3.2 million of debt assumed by Select Medical, approximated $200.4 million.

The assets and liabilities presented below for the outpatient division include the assets and liabilities associated with these facilities as part of the outpatient divestiture, as these assets will not be transferred, nor will we receive the sale proceeds, until regulatory approval is obtained. We will continue to report the results of operations of these facilities in discontinued operations until the transfer of these facilities occurs.

The assets and liabilities of the outpatient division reported as held for sale consist of the following (in millions):

	June 30, 2007	December 31, 2006
Assets:
Cash and cash equivalents	$ –	$ 0.6
Accounts receivable, net	0.6	36.9
Other current assets	0.6	1.5
Total current assets	1.2	39.0
Property and equipment, net	1.8	32.7
Goodwill	9.7	28.4
Intangible assets, net	1.0	3.7
Other long-term assets	–	0.3
Total long-term assets	12.5	65.1
Total assets	$ 13.7	$ 104.1
Liabilities:
Current portion of long-term debt	$ –	$ 0.7
Accounts payable	0.1	2.8
Accrued expenses and other current liabilities	6.3	22.8
Refunds due patients and other third-party payors	34.2	46.7
Total current liabilities	40.6	73.0
Long-term debt, net of current portion	1.2	2.2
Other long-term liabilities	0.2	3.1
Total long-term liabilities	1.4	5.3
Total liabilities	$ 42.0	$ 78.3

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The operating results of the outpatient division included in discontinued operations consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net operating revenues	$ 27.9	$ 85.8	$ 107.8	$ 175.4
Costs and expenses	27.8	79.9	100.5	165.5
Impairments	–	0.3	0.2	0.3
Income from discontinued operations	0.1	5.6	7.1	9.6
Loss on disposal of assets of discontinued operations	–	–	(1.3)	(0.2)
Gain on divestiture of division	134.6	–	134.6	–
Income tax expense	(4.2)	–	(4.3)	–
Income from discontinued operations, net of tax	$ 130.5	$ 5.6	$ 136.1	$ 9.4

As a result of the disposition of our outpatient division, we recorded an approximate $135.0 million post-tax gain on disposal in the second quarter of 2007. We expect to receive additional proceeds and record an additional gain of approximately $10 million to $15 million once regulatory approval is obtained for the facilities that were not transferred at closing.

Diagnostic Division—

As discussed in Note 1, Basis of Presentation, during the second quarter of 2007, we entered into an agreement with The Gores Group to sell our diagnostic division. This transaction closed on July 31, 2007, other than with respect to one facility for which approval for the transfer had not yet been received as of such date. The net cash proceeds received at closing, after deducting deal and separation costs and purchase price adjustments, approximated $39.7 million.

The assets and liabilities of the diagnostic division reported as held for sale consist of the following (in millions):

	June 30, 2007	December 31, 2006
Assets:
Cash and cash equivalents	$ 1.6	$ 1.0
Accounts receivable, net	27.5	29.4
Other current assets	0.9	2.3
Total current assets	30.0	32.7
Property and equipment, net	40.3	72.3
Intangible assets, net	–	4.2
Other long-term assets	2.3	3.2
Total long-term assets	42.6	79.7
Total assets	$ 72.6	$ 112.4
Liabilities:
Current portion of long-term debt	$ 0.6	$ 0.5
Accounts payable	5.6	11.5
Accrued expenses and other current liabilities	10.2	9.1
Refunds due patients and other third-party payors	10.6	14.3
Total current liabilities	27.0	35.4
Long-term debt, net of current portion	1.8	2.1
Other long-term liabilities	4.6	4.5
Total long-term liabilities	6.4	6.6
Total liabilities	$ 33.4	$ 42.0

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The operating results of the diagnostic division included in discontinued operations consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net operating revenues	$ 37.8	$ 51.6	$ 76.7	$ 104.9
Costs and expenses	37.6	60.8	82.2	121.0
Impairments	–	2.4	32.7	2.9
Income (loss) from discontinued operations	0.2	(11.6)	(38.2)	(19.0)
Gain (loss) on disposal of assets of
discontinued operations	1.2	(2.1)	1.3	(2.0)
Income tax benefit (expense)	1.0	(0.1)	1.0	(0.1)
Income (loss) from discontinued operations, net of tax	$ 2.4	$ (13.8)	$ (35.9)	$ (21.1)

During the first quarter of 2007, we wrote the intangible assets and certain long-lived assets of our diagnostic division down to their estimated fair value based on the estimated net proceeds to be received from the divestiture of the division. This charge is included in impairments in the above results of operations of our diagnostic division. As a result of the disposition of our diagnostic division and the impairment charge recorded in the first quarter of 2007, we do not expect to record a material gain or loss on disposal in the third quarter of 2007.

In connection with the divestiture of our diagnostic division, we entered into a TSA with an affiliate of The Gores Group whereby we will continue to provide back office services related to the operations of our diagnostic division. These back office services include certain information technology, accounting and finance, communications, and payor relationship support services, among others. We also entered into an agreement whereby an affiliate of The Gores Group will provide certain services related to the accounts receivable and other assets and operations that we retained. Services are expected to be provided for periods up to 12 months, although certain services are subject to short extension periods. The compensation that we will pay and receive related to these services is not expected to be material to either HealthSouth or the operations of the diagnostic division.

7. Income Taxes:

Our Provision for income tax (benefit) expense for the three months ended June 30, 2007 includes the following: (1) current income tax expense of $1.6 million attributable to state income taxes of subsidiaries which have separate state tax filing requirements, income taxes for other subsidiaries that are not included in our federal consolidated income tax return, and interest income accrued with respect to expected income tax refunds resulting from updated prior tax filings which are still in progress, (2) a current income tax benefit of $12.3 million attributable to the utilization of the period’s pre-tax loss from continuing operations to offset the gains attributable to the sales of the surgery centers and outpatient divisions (see Note 6, Assets Held for Sale and Results of Discontinued Operations), and (3) deferred income tax expense of $0.4 million attributable to future tax liabilities to be incurred by subsidiaries that are not included in our federal consolidated income tax return and increases in the basis difference of certain indefinite-lived assets.

Our Provision for income tax (benefit) expense for the six months ended June 30, 2007 includes the following: (1) current income tax expense of $3.6 million attributable to state income taxes of subsidiaries which have separate state tax filing requirements, income taxes for other subsidiaries that are not included in our federal consolidated income tax return, and interest income accrued with respect to expected income tax refunds resulting from updated prior tax filings which are still in progress, (2) a current income tax benefit of $12.3 million attributable to the utilization of the period’s pre-tax loss from continuing operations to offset the gains attributable to the sales of the surgery centers and outpatient divisions (see Note 6, Assets Held for Sale and Results of Discontinued Operations), and (3) deferred income tax expense of $1.6 million attributable to future tax liabilities to be incurred by subsidiaries that are not included in our federal consolidated income tax return and increases in the basis difference of certain indefinite-lived assets.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

We have significant federal and state net operating losses. During the second quarter of 2007, we utilized a portion of these federal net operating loss carryforwards to offset the gains arising from the sales of the surgery centers and outpatient divisions. We assess the realization of our deferred tax assets quarterly to determine whether an adjustment to our valuation allowance is required. After consideration of all evidence, both positive and negative, management concluded that it is more likely than not that we will not realize a portion of our deferred tax assets. Therefore, a valuation allowance has been established on substantially all of our net deferred tax assets. No valuation allowance has been provided on deferred assets and liabilities attributable to subsidiaries not included within the federal consolidated group. Certain of the Company’s deferred tax liabilities are related to indefinite-lived intangible assets. For purposes of scheduling the expected utilization of deferred tax assets as required by FASB Statement No. 109, Accounting for Income Taxes, these deferred tax liabilities cannot be looked upon as a source of future taxable income, and therefore cannot be considered in an assessment of the amount of any valuation allowance.

Our Provision for income tax (benefit) expense for the same periods in 2006 consisted of substantially the same items of current and deferred taxes, excluding an accrual for interest income with respect to expected income tax refunds and excluding the benefit attributable to the gains on sales discussed above. Income tax (benefit) expense for the six months ended June 30, 2007 changed from an expense of $18.9 million for the six months ended June 30, 2006 to a benefit of $7.1 million for the six months ended June 30, 2007 due to the $12.3 million benefit attributable to the gains on sales discussed above and the fact that we filed a request for a tax accounting method change in the first quarter of 2006 which accelerated the amortization of certain indefinite-lived assets. This tax accounting method change gave rise to an additional difference between the book and tax bases of the assets effected and, accordingly, resulted in our recording an additional deferred tax liability and deferred tax expense related to these indefinite-lived assets. The entire impact of this change of approximately $8.3 million was reflected in the three months ended March 31, 2006.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of our adoption of FASB Interpretation No. 48, we recognized a $4.2 million increase to reserves for uncertain tax positions. This increase was accounted for as an addition to Accumulated deficit as of January 1, 2007. Including the cumulative effect increase to the reserves for uncertain tax positions, at the beginning of the year, we had approximately $277.2 million of total gross unrecognized tax benefits, of which approximately $253.3 million would affect our effective tax rate if recognized. However, we have a full valuation allowance recorded against our net deferred tax assets. Therefore, the combined effect on our federal effective tax rate would be zero. The amount of the unrecognized tax benefits did not change significantly during the three or six months ended June 30, 2007. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the three and six months ended June 30, 2007, we accrued $0.8 million and $1.7 million of interest income, respectively. Total accrued interest income was $38.5 million and $36.8 million as of June 30, 2007 and December 31, 2006, respectively. We are currently undergoing a process with the applicable taxing authorities that we expect will result in the resolution of these matters in late 2007 or early 2008. We are actively pursuing the maximization of our income tax refund claims. Although management believes its estimates and judgments related to these claims are reasonable, depending on the ultimate resolution of these tax matters, actual amounts recovered could differ from management’s estimates, and such differences could be material.

HealthSouth and its subsidiaries’ federal and state income tax returns are periodically examined by various regulatory taxing authorities. In connection with such examinations, we have settled our federal income tax liabilities with the Internal Revenue Service (the “IRS”) for all tax years through 1995. In May 2006, we received the IRS’s report and assessment of additional income taxes for the years 1996 through 1998. We filed a formal reply in July 2006 and are currently working to resolve the matters from this report and assessment. In May 2007, we received the IRS’s report for the tax year 1999 that entitled HealthSouth to an income tax refund and net operating loss carrybacks to recover additional income tax refunds in prior tax years, subject to review by the Joint Committee of Congress. We expect to have all remaining open years under audit by the IRS in the near future. Amounts related to these tax deficiencies and other contingencies have been considered by management in its estimate of our potential net recovery of prior income taxes. However, at this time, we cannot estimate a range of the reasonably possible change that may occur.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

8. Earnings (Loss) per Common Share:

The calculation of earnings (loss) per common share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted earnings (loss) per common share recognizes the effect of all dilutive potential common shares that were outstanding during the respective periods, unless their impact would be antidilutive. The following table sets forth the computation of basic and diluted earnings (loss) per common share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Income (loss) from continuing operations	$ 1.1	$ (31.7)	$ (28.1)	$ (461.0)
Less: Convertible perpetual preferred stock dividends	(6.5)	(9.2)	(13.0)	(9.2)
Loss from continuing operations available to common
shareholders	(5.4)	(40.9)	(41.1)	(470.2)
Income (loss) from discontinued operations, net of tax	467.2	(10.7)	439.7	(16.6)
Net income (loss) available to common shareholders	$ 461.8	$ (51.6)	$ 398.6	$ (486.8)

Denominator:
Basic—weighted average common shares outstanding	78.7	79.6	78.8	79.5
Diluted—weighted average common shares outstanding	92.1	92.9	92.1	87.9

Basic and diluted earnings (loss) per common share:
Loss from continuing operations available to common
shareholders	$ (0.07)	$ (0.51)	$ (0.52)	$ (5.91)
Income (loss) from discontinued operations, net of tax	5.94	(0.14)	5.58	(0.21)
Net income (loss) per share available to common shareholders	$ 5.87	$ (0.65)	$ 5.06	$ (6.12)

Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options, restricted stock awards, restricted stock units, and convertible perpetual preferred stock. For the three months ended June 30, 2007 and 2006, the number of potential shares approximated 13.4 million and 13.3 million, respectively. For the six months ended June 30, 2007 and 2006, the number of potential shares approximated 13.3 million and 8.4 million, respectively. Including these potential common shares in the denominator resulted in an antidilutive per share amount due to our Loss from continuing operations available to common shareholders. Although including these potential common shares in our per common share computations for Income from discontinued operations, net of tax and Net income per share available to common shareholders may be dilutive to their comparable basic per share amounts, under the guidance in FASB Statement No. 128, Earnings per Share, no potential common shares are included in the computation of any diluted per share amount when a Loss from continuing operations available to common shareholders exists. Therefore, no separate computation of diluted earnings (loss) per share is presented.

Options to purchase approximately 3.2 million and 3.7 million shares of common stock were outstanding as of June 30, 2007 and 2006, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.

In January 2004, we repaid our then-outstanding 3.25% Convertible Debentures using the net proceeds of a loan arranged by Credit Suisse First Boston. In connection with this transaction, we issued warrants to the lender to purchase two million shares of our common stock. Each warrant has a term of ten years from the date of issuance and an exercise price of $32.50 per share. The warrants were not assumed exercised for dilutive shares outstanding because they were antidilutive in the period.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

In March 2006, we issued 400,000 shares of convertible perpetual preferred stock as part of a recapitalization of HealthSouth. We use the if-converted method to include the convertible perpetual preferred stock in our computation of diluted earnings (loss) per share.

In September 2006, we agreed to issue approximately 5.0 million shares of common stock and warrants to purchase approximately 8.2 million shares of common stock to settle our class action securities litigation. This agreement received final court approval on January 11, 2007. As of June 30, 2007, these shares of common stock and warrants have not been issued and are not included in our basic or diluted common shares outstanding. For additional information, see Note 9, Settlements.

9. Settlements:

Medicare Program Settlement—

Under the terms of our settlement with the United States, which is described in Note 22, Medicare Program Settlement, to the consolidated financial statements accompanying our March 2007 Form 8-K, we agreed to make cash payments to the United States in the aggregate amount of $325 million, plus accrued interest from November 4, 2004 at an annual rate of 4.125%. Through June 30, 2007, we have made payments of approximately $281.3 million (excluding interest), with the remaining balance of $43.7 million (excluding interest) due in two installments, one to be paid in each of the remaining two quarters of 2007. As of June 30, 2007 and December 31, 2006, approximately $43.7 million and $86.7 million, respectively, of the cash settlement amount are included in Government, class action, and related settlements in our condensed consolidated balance sheets.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Under the terms of our securities litigation settlement, which is described in more detail in Note 24, Securities Litigation Settlement, to the consolidated financial statements accompanying our March 2007 Form 8-K, federal securities and fraud claims brought in the Consolidated Securities Action (as defined in our March 2007 Form 8-K) against us and certain of our former directors and officers were settled in exchange for aggregate consideration of $445 million, consisting of HealthSouth common stock and warrants valued at $215 million and cash payments by HealthSouth’s insurance carriers of $230 million. In addition, the settlement agreements provided that the plaintiffs in the Stockholder Securities Action and the Bondholder Securities Action will receive 25% of any net recoveries from future judgments obtained by us or on our behalf with respect to certain claims against Richard M. Scrushy, our former chairman and chief executive officer (excluding the $48 million judgment against Mr. Scrushy on January 3, 2006, as discussed in Note 25, Contingencies and Other Commitments, to the consolidated financial statements accompanying our March 2007 Form 8-K), Ernst & Young LLP, our former auditor, and UBS, our former primary investment bank, each of which remains a defendant in the derivative actions as well as the Consolidated Securities Action. Mr. Scrushy has appealed one provision of the bar order, which is a component of the settlement, and that appeal remains pending before the Eleventh Circuit Court of Appeals. The settlement is subject to the satisfaction of a number of conditions, including a favorable resolution of any appeal. The settlement was also conditioned upon the approval of bar orders in the derivative litigation by the Alabama Circuit Court that would, among other things, preclude certain claims by the non-settling co-defendants against HealthSouth and the insurance carriers relating to matters covered by the settlement. As more fully described in Note 10, Contingencies, that approval was obtained on January 11, 2007. The settlement agreements also required HealthSouth to indemnify the settling insurance carriers, to the extent permitted by law, for any amounts that they are legally obligated to pay to any non-settling defendants. As of June 30, 2007, we have not recorded a liability regarding these indemnifications, as we do not believe it is probable we will have to perform under the indemnification portion of these settlement agreements and any amount we would be required to pay is not estimable at this time.

Despite approval of the securities class action settlement, there are class members who have elected to opt out of the securities class action settlement and pursue claims individually. In addition, AIG Global Investment Corporation (“AIG”), which failed to opt out of the class settlement on a timely basis, has requested that the court allow it to opt out despite missing the district court’s deadline. In the court’s Partial Final Judgment and Order of Dismissal with Prejudice dated January 11, 2007, the court found that allowing AIG to opt out after the deadline would result in serious prejudice to us and denied AIG’s request for an expansion of time to opt out. On January 26, 2007, AIG moved for reconsideration of the court’s decision on this issue. On March 22, 2007, the district court denied AIG’s motion for reconsideration. On April 17, 2007, AIG filed a notice of appeal with the Eleventh Circuit Court of Appeals, and that appeal remains pending. If the appellate court were to reverse the district court’s denial of AIG’s motions and allow AIG to opt out despite missing the deadline, AIG would likely bring individual claims alleging substantial damages relating to the purchase by AIG and its affiliates of HealthSouth bonds. If AIG is not successful with an appeal of that denial, AIG’s individual claims would be precluded by the securities class action settlement.

We recorded a charge of $215.0 million as Government, class action, and related settlements expense in our 2005 consolidated statement of operations. During the fourth quarter of 2006, we reduced our liability for this settlement by approximately $31.2 million based on the value of our common stock and the associated common stock warrants on the date the order granting court approval was entered. During the three and six months ended June 30, 2007, we reduced our liability for this settlement by an additional $31.5 million and $49.0 million, respectively, based on the value of our common stock and the associated common stock warrants at quarter end. The corresponding liability of $134.8 million and $183.8 million as of June 30, 2007 and December 31, 2006, respectively, is included in Government, class action, and related settlements in our condensed consolidated balance sheets. The charge for this settlement will be revised in future periods to reflect additional changes in the fair value of the common stock and warrants until they are issued.

In addition, Government, class action, and related settlements in our condensed consolidated balance sheets also includes a liability in the amount of $230.0 million in order to state the total liability related to the securities litigation settlement at the aggregate value of the consideration to be exchanged—the securities to be

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

Non-Prosecution Agreement—

On May 17, 2006, we announced that we reached a non-prosecution agreement (the “Non-Prosecution Agreement”) with the United States Department of Justice (the “DOJ”) with respect to the accounting fraud committed by members of our former management. We have pledged to continue our cooperation with the DOJ and have paid $3.0 million to the U.S. Postal Inspection Services Consumer Fraud Fund during the three months ended June 30, 2006 in connection with the execution of the Non-Prosecution Agreement. This payment was recorded in Government, class action, and related settlements expense in our condensed consolidated statements of operations and comprehensive income (loss).

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

On September 26, 2006, certain parties to the Tucker litigation entered into and filed a stipulation of settlement. The settlement resolves all claims against former directors and officers of the Company, with the exception of Mr. Scrushy and individuals who have pled guilty to violations of federal criminal law. The substantive terms of the settlement are consistent with the preliminary agreement reached in February 2006. Of the $445 million to be paid in accordance with the settlement of the Consolidated Securities Action, $100 million is being credited to the plaintiffs in the Tucker litigation. On September 27, 2006, the Alabama Circuit Court entered an order preliminarily approving the stipulation and settlement. The Court held a hearing on January 9, 2007 to determine the fairness, reasonableness and adequacy of the settlement, whether the settlement should be finally approved by the Court, and to hear and determine any objections to the settlement. The settlement was approved, and an order granting such approval was entered on January 11, 2007. All objections to the settlement were withdrawn, and no individual class members opted out of the settlement. Additionally, we reached an agreement with the plaintiffs’ attorneys in the Tucker litigation under which we have agreed to pay them a fee of $15 million in connection with the settlement of the Consolidated Securities Action (which is in addition to the $17.5 million fee discussed above). This fee was recorded in Professional fees—accounting, tax, and legal during the fourth quarter of 2006. The related liability was included in Accrued expenses and other current liabilities in our condensed consolidated balance sheet as of December 31, 2006. The fee was paid on June 29, 2007.

The Tucker derivative claims against Mr. Scrushy, UBS Group, UBS Investment Bank and UBS Securities, LLC remain pending and are moving through discovery.

Litigation by and Against Former Independent Auditor—

On March 18, 2005, Ernst & Young LLP filed a lawsuit captioned Ernst & Young LLP v. HealthSouth Corp., CV-05-1618, in the Circuit Court of Jefferson County, Alabama. The complaint asserts that the filing of the claims against us was for the purpose of suspending any statute of limitations applicable to those claims. The complaint alleges that HealthSouth’s former management provided Ernst & Young LLP with fraudulent management representation letters, financial statements, invoices, bank reconciliations, and journal entries in an effort to conceal accounting fraud. Ernst & Young LLP claims that as a result of our actions, Ernst & Young LLP’s reputation has been injured and it has and will incur damages, expense, and legal fees. Ernst & Young LLP seeks recoupment and setoff of any recovery against Ernst & Young LLP in the Tucker case, as well as litigation fees and expenses, damages for loss of business and injury to reputation, and such other relief to which it may be entitled. On April 1, 2005, we answered Ernst & Young LLP’s claims and asserted counterclaims alleging, among other things, that from 1996 through 2002, when Ernst & Young LLP served as our independent auditor, Ernst & Young LLP acted recklessly and with gross negligence in performing its duties, and specifically that Ernst & Young LLP failed to perform reviews and audits of our financial statements with due professional care as required by law and by its contractual agreements with us. Our counterclaims further allege that Ernst & Young LLP either knew of or, in the exercise of due care, should have discovered and investigated the fraudulent and improper accounting practices being directed by Richard M. Scrushy and certain other officers and employees, and should have reported them to our board of directors and the Audit Committee. The counterclaims seek compensatory and punitive damages, disgorgement of fees received from us by Ernst & Young LLP, and attorneys’ fees and costs. Upon Ernst & Young LLP’s motion, the Alabama state court referred Ernst & Young LLP’s claims and HealthSouth’s counterclaims to arbitration. On July 12, 2006, the derivative plaintiff filed an arbitration demand on behalf of HealthSouth against Ernst & Young LLP. On August 7, 2006, Ernst & Young LLP filed an answering statement and counterclaim in the arbitration reasserting the claims made in state court.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

We are vigorously defending the claims against us in this case, and also vigorously pursuing our claims against Ernst & Young LLP. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case. Discovery relating to the claims is now moving forward on a schedule coordinated with parallel federal securities laws claims by former stockholders and bondholders of the Company against Ernst & Young LLP.

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

Litigation by and Against Richard M. Scrushy—

After the dismissal of several lawsuits filed against us by Richard M. Scrushy, on December 9, 2005, Mr. Scrushy filed a complaint in the Circuit Court of Jefferson County, Alabama, captioned Scrushy v. HealthSouth, CV-05-7364. The complaint alleges that, as a result of Mr. Scrushy’s removal from the position of chief executive officer in March 2003, we owe him “in excess of $70 million” pursuant to an employment agreement dated as of September 17, 2002. On December 28, 2005, HealthSouth counterclaimed against Mr. Scrushy, asserting claims for breaches of fiduciary duty and fraud arising out of Mr. Scrushy’s tenure at HealthSouth, and seeking compensatory damages, punitive damages, and disgorgement of wrongfully obtained benefits. Both the claims by Mr. Scrushy and HealthSouth’s counterclaims remain pending in Circuit Court.

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

On October 17, 2006, the arbitrator issued a final award of approximately $17.0 million to Mr. Scrushy and further ruled that Mr. Scrushy was entitled to payment by HealthSouth of approximately $4.0 million in pre-judgment interest and attorneys’ fees and expenses incurred by Mr. Scrushy in connection with the arbitration proceeding. On August 31, 2006, HealthSouth and the Tucker plaintiffs filed a joint motion in the Tucker case to offset the entire award to Mr. Scrushy in the arbitration, including fees and interest, against the approximately $48

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

million judgment against Mr. Scrushy in Tucker for repayment of his bonuses, which judgment is accruing interest. Mr. Scrushy opposed that effort, and on October 17, 2006 filed a lawsuit captioned Scrushy v. HealthSouth Corporation, CA No. 2483-N, in the Delaware Court of Chancery for New Castle County seeking confirmation of the arbitration award in that court. A settlement was reached with Mr. Scrushy by which he agreed to an offset of the arbitrator’s award in the amount of $21.5 million, which amount is included in the amount collected from Mr. Scrushy on the Tucker judgment. We accrued an estimate of these fees as part of Professional fees—accounting, tax, and legal in our December 31, 2005 and 2004 consolidated statements of operations. While the arbitrator’s ruling provided that we may have an obligation to indemnify Mr. Scrushy for certain costs associated with ongoing litigation, the court’s order approving the securities litigation settlement prohibits Mr. Scrushy from seeking indemnity or contribution in the securities class action. This order has been appealed by Mr. Scrushy. As of June 30, 2007 and December 31, 2006, an estimate of these legal fees is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets.

Litigation Against Former Officers—

On June 10, 2004, we filed a collection action in the Circuit Court of Jefferson County, Alabama, captioned HealthSouth Corp. v. James Goodreau, CV-04-3619, to collect unpaid loans in the original principal amount of $55,500 that we made to James A. Goodreau, our former Director of Corporate Security, while he was a HealthSouth employee. Mr. Goodreau asserted counterclaims against us seeking compensatory damages in the approximate amount of $6 million dollars, plus punitive damages, based upon his contention that he was promised lifetime employment with us by Mr. Scrushy and that he was wrongfully terminated by us in May of 2003. On September 26, 2006, the Circuit Court entered an order on our motion for summary judgment requiring Mr. Goodreau to repay the loans plus accrued interest and to reimburse us for the reasonable attorneys’ fees that we have incurred to collect those loans. Mr. Goodreau’s counterclaims were tried by a jury and on October 27, 2006, the jury returned an award in Mr. Goodreau’s favor in the approximate amount of $1.9 million, which we recorded in Government, class action, and related settlements expense in the third quarter of 2006. We filed a notice of appeal for this award to the Alabama Supreme Court and attended a court-ordered mediation. The liability associated with this jury award was included in Government, class action, and related settlements in our condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006. On July 17, 2007, we entered into a confidential settlement agreement with Mr. Goodreau to resolve this matter.

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

On April 1, 1999, a plaintiff relator filed a lawsuit under the False Claims Act captioned United States ex rel. Mathews v. Alexandria Rehabilitation Hospital, CV-99-0604, in the United States District Court for the Western District of Louisiana. On February 29, 2000, the United States elected not to intervene in the lawsuit. The complaint, as amended, alleged, among other things, that we filed fraudulent reimbursement claims under the Medicare program on a nationwide basis. On November 14, 2006, the plaintiff relator filed a motion for partial summary judgment, and we filed a cross-motion for summary judgment on January 16, 2007. On July 18, 2007, the court granted our motion for summary judgment, dismissing the case with prejudice.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

General Medicine, Meadowbrook, and Greystone Ventures Actions—

On August 16, 2004, General Medicine, P.C. (“General Medicine”) filed a lawsuit against us captioned General Medicine, P.C. v. HealthSouth Corp., CV-04-958, in the Circuit Court of Shelby County, Alabama, seeking the recovery of allegedly fraudulent transfers involving assets of Horizon/CMS Healthcare Corporation (“Horizon/CMS”), a former subsidiary of HealthSouth. The claim against Horizon/CMS originates from a contract entered into in 1995 between General Medicine and Horizon/CMS whereby General Medicine agreed to provide management services to skilled nursing facilities owned by Horizon/CMS. Horizon/CMS terminated the agreement six months after it was executed, and General Medicine then initiated a lawsuit in the United States District Court for the Eastern District of Michigan in 1996. HealthSouth acquired Horizon/CMS in 1997 and sold it to Meadowbrook Healthcare, Inc. (“Meadowbrook”) in 2001 pursuant to a stock purchase agreement. In 2004, Meadowbrook consented to the entry of a final judgment in the amount of $376 million (the “Consent Judgment”) in favor of General Medicine against Horizon/CMS for the alleged wrongful termination of the contract with General Medicine. The settlement agreement which was the basis for the Consent Judgment provided that Meadowbrook would pay only $0.3 million and would receive a release. The settlement agreement further provided that General Medicine would seek to recover the balance from HealthSouth. The complaint by General Medicine against HealthSouth alleged that while Horizon/CMS was a wholly owned subsidiary of HealthSouth and General Medicine was an existing creditor of Horizon/CMS, we caused Horizon/CMS to transfer its assets to us for less than a reasonably equivalent value and/or with the actual intent to defraud creditors of Horizon/CMS, including General Medicine, in violation of the Alabama Uniform Fraudulent Transfer Act. General Medicine’s complaint requests relief including recovery of the unpaid amount of the Consent Judgment, the avoidance of the subject transfers of assets, attachment of the assets transferred to us, appointment of a receiver over the transferred properties, and a monetary judgment for the value of properties transferred.

We filed an answer denying liability to General Medicine, and on February 28, 2005, the General Medicine case was transferred to the Circuit Court of Jefferson County, Alabama, and assigned case number CV-05-1483. We asserted counterclaims against Meadowbrook, General Medicine, and Horizon/CMS for fraud, injurious falsehood, tortious interference with business relations, bad faith, conspiracy, unjust enrichment, and other causes of action. In our counterclaims, we allege that the Consent Judgment is the product of fraud, collusion and bad faith by Meadowbrook, General Medicine, and Horizon/CMS and, further, that these parties are guilty of a conspiracy to manufacture a lawsuit against HealthSouth in favor of General Medicine and to divert the assets of Horizon/CMS to Meadowbrook and away from creditors, including HealthSouth. On January 3, 2006, we filed a motion for summary judgment challenging General Medicine’s standing under the Alabama Uniform Fraudulent Transfer Act to bring this action against us to collect monies allegedly owed by Horizon/CMS. After the court’s denial of our motion, we filed a petition for writ of mandamus with the Supreme Court of Alabama requesting a reversal of that decision, which was denied. We filed an Application for Rehearing on March 2, 2007 requesting the Alabama Supreme Court to reconsider its ruling, which was denied on June 15, 2007.

On June 15, 2007, we entered into a confidential settlement agreement with Meadowbrook and Horizon/CMS to resolve our counterclaims against them in the General Medicine action (as well as other claims and disputes between the parties). The settlement of our counterclaims against Meadowbrook and Horizon/CMS does not affect the claims asserted by General Medicine against us or our counterclaims against General Medicine, which claims and counterclaims are currently in the discovery phase. We intend to vigorously defend ourselves against General Medicine’s claim and to vigorously prosecute our counterclaims against General Medicine. Based on the

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this case.

After our sale of all of our stock in Horizon/CMS to Meadowbrook, Meadowbrook changed its name to Greystone Ventures, Inc. (“Greystone”). On June 8, 2006, Greystone and Horizon/CMS filed a lawsuit against us in the Circuit Court of Jefferson County, Alabama captioned Greystone Ventures, Inc., et al. v. HealthSouth Corporation, CV-2006-03403. The complaint alleges that we received a settlement from Gulf Insurance Company in June of 2004 in the approximate amount of $4.0 million dollars, and that some or all of the proceeds of that settlement belong to Horizon/CMS and Greystone. The complaint further alleges that we are liable to Horizon/CMS and Greystone for conversion, fraudulent failure to disclose, money had and received, unjust enrichment, negligence and wantonness in connection with our alleged failure to pay the proceeds of the Gulf Insurance Company settlement to Greystone and Horizon/CMS. We filed an answer on July 17, 2006 denying that we have any liability to Greystone or Horizon/CMS with regard to allegations made in their complaint. On June 15, 2007, we entered into a confidential settlement agreement with Greystone and Horizon/CMS to resolve the Greystone Action (as well as other claims and disputes between the parties). The settlement did not have a material impact on our financial position, results of operations, or cash flows.

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

We have been named as a defendant in two lawsuits brought by individuals in the Circuit Court of Jefferson County, Alabama, Nichols v. HealthSouth Corp., CV-03-2023, filed March 28, 2003, and Hilsman v. Ernst & Young, HealthSouth Corp., et al., CV-03-7790, filed December 12, 2003. The plaintiffs allege that we, some of our former officers, and our former auditor engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs seek compensatory and punitive damages. On March 24, 2003, a lawsuit captioned Warren v. HealthSouth Corp., et al., CV-03-5967, was filed in the Circuit Court of Montgomery County, Alabama. The lawsuit, which claims damages for the defendants’ alleged negligence, wantonness, fraud and breach of fiduciary duty, was transferred to the Circuit Court of Jefferson County, Alabama. Each of these three lawsuits described in this paragraph was consolidated with the Tucker case for discovery and other pretrial purposes. The plaintiffs in these cases are subject to the Consolidated Securities Action settlement discussed in Note 9, Settlements, and thereby foreclosed from pursuing these state court actions based on purchases made during the class period unless they opted out of that settlement. The plaintiffs in Warren v. HealthSouth Corp., et al. did not opt out of the settlement. The plaintiffs in Hilsman v. Ernst & Young, et al. attempted to opt out of the settlement, but their election was deemed invalid by the agent. At present, it is unclear whether the plaintiffs in the Hilsman action will challenge this determination. The Nichols lawsuit asserts claims on behalf of a number of plaintiffs, all but three of whom opted out of the settlement. John Kapoor, who claimed to have purchased over 180,000 shares of stock, attempted to opt-out, but his attempt was deemed invalid by the court. It is unclear whether Mr. Kapoor will challenge this determination. The remaining Nichols plaintiffs that opted out of the settlement claim losses of approximately $5.4 million. The Nichols case remains stayed in Circuit Court. We intend to vigorously defend ourselves in these cases. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of these cases.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

On June 2, 2006, we were named as a defendant in a lawsuit captioned Brockovich v. HealthSouth Corporation, et al., Case No. SACV06-546-DOC(MLGx), filed under the Medicare Secondary Payor statute, 42 U.S.C. § 1395y(b), in the United States District Court for the Central District of California, Southern Division, against HealthSouth, HealthSouth Hospital Corporation, HCS, and certain insurance companies. The complaint alleged that HealthSouth charged Medicare to treat illnesses that it caused, at least in part, by medical error or neglect and seeks recovery of unspecified damages. On October 24, 2006, the court dismissed the plaintiff’s complaint with prejudice due to lack of constitutional standing. This case has been appealed to the Ninth Circuit Court of Appeals where it remains pending.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	As of June 30, 2007
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$ –	$ 11.9	$ 9.1	$ –	$ 21.0
Current portion of restricted cash	5.4	–	45.5	–	50.9
Current portion of restricted
marketable securities	–	–	16.8	–	16.8
Accounts receivable, net	16.3	137.9	61.2	–	215.4
Insurance recoveries receivable	230.0	–	–	–	230.0
Other current assets	73.7	37.2	56.0	(97.8)	69.1
Current assets held for sale	58.8	1.8	19.1	–	79.7
Total current assets	384.2	188.8	207.7	(97.8)	682.9
Property and equipment, net	84.2	491.1	190.7	–	766.0
Goodwill	51.3	201.7	153.0	–	406.0
Intangible assets, net	3.4	15.9	9.1	–	28.4
Investment in and advances to
nonconsolidated affiliates	3.6	27.7	9.8	(1.0)	40.1
Assets held for sale	14.9	32.9	126.0	(0.9)	172.9
Income tax refund receivable	208.9	–	–	–	208.9
Other long-term assets	84.3	48.1	113.6	(148.8)	97.2
Intercompany (payable) receivable	(103.2)	(1.2)	(72.0)	176.4	–
Total assets	$ 731.6	$ 1,005.0	$ 737.9	$ (72.1)	$ 2,402.4
Liabilities and Shareholders’
(Deficit) Equity
Current liabilities:
Current portion of long-term debt	$ 28.2	$ 10.7	$ 1.8	$ –	$ 40.7
Accounts payable	31.7	18.4	8.6	–	58.7
Accrued expenses and other current
liabilities	272.2	44.9	29.7	(39.3)	307.5
Refunds due patients and other
third-party payors	12.9	–	–	–	12.9
Government, class action, and related
settlements	454.0	–	–	–	454.0
Current liabilities held for sale	253.8	6.0	12.0	–	271.8
Total current liabilities	1,052.8	80.0	52.1	(39.3)	1,145.6
Long-term debt, net of current portion	2,355.2	73.3	31.5	(100.0)	2,360.0
Liabilities held for sale	2.8	5.9	4.7	–	13.4
Other long-term liabilities	61.0	7.6	127.2	(20.8)	175.0
Intercompany (receivable) payable	(1,338.8)	480.0	1,209.4	(350.6)	–
	2,133.0	646.8	1,424.9	(510.7)	3,694.0
Commitments and contingencies
Minority interest in equity of consolidated
affiliates	–	–	109.8	–	109.8
Convertible perpetual preferred stock	387.4	–	–	–	387.4
Shareholders’ (deficit) equity	(1,788.8)	358.2	(796.8)	438.6	(1,788.8)
Total liabilities and shareholders’
(deficit) equity	$ 731.6	$ 1,005.0	$ 737.9	$ (72.1)	$ 2,402.4

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	As of December 31, 2006
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$ 17.5	$ 2.8	$ 6.9	$ –	$ 27.2
Current portion of restricted cash	3.0	–	57.3	–	60.3
Current portion of restricted
marketable securities	–	–	37.5	–	37.5
Accounts receivable, net	11.7	141.2	64.4	–	217.3
Insurance recoveries receivable	230.0	–	–	–	230.0
Other current assets	64.5	37.3	32.0	(55.7)	78.1
Current assets held for sale	18.0	46.4	165.5	–	229.9
Total current assets	344.7	227.7	363.6	(55.7)	880.3
Property and equipment, net	106.2	515.5	189.5	–	811.2
Goodwill	50.5	201.7	153.9	–	406.1
Intangible assets, net	1.8	16.8	11.8	–	30.4
Investment in and advances to
nonconsolidated affiliates	1.7	26.0	10.0	–	37.7
Assets held for sale	171.3	135.7	528.4	(1.7)	833.7
Income tax refund receivable	218.8	–	–	–	218.8
Other long-term assets	96.4	63.3	89.2	(106.3)	142.6
Intercompany (payable) receivable	(6.0)	262.3	(69.8)	(186.5)	–
Total assets	$ 985.4	$ 1,449.0	$ 1,276.6	$ (350.2)	$ 3,360.8
Liabilities and Shareholders’
(Deficit) Equity
Current liabilities:
Current portion of long-term debt	$ 21.7	$ 10.2	$ 1.7	$ –	$ 33.6
Accounts payable	35.4	21.8	10.3	–	67.5
Accrued expenses and other current
liabilities	285.8	46.8	34.6	(7.1)	360.1
Refunds due patients and other
third-party payors	12.7	–	–	–	12.7
Government, class action, and related
settlements	570.6	–	–	–	570.6
Current liabilities held for sale	140.4	9.4	67.2	–	217.0
Total current liabilities	1,066.6	88.2	113.8	(7.1)	1,261.5
Long-term debt, net of current portion	3,269.2	78.6	32.3	(37.0)	3,343.1
Liabilities held for sale	4.1	9.0	27.5	–	40.6
Other long-term liabilities	130.6	3.9	107.2		241.7
Intercompany (receivable) payable	(1,687.9)	903.2	1,176.3	(391.6)	–
	2,782.6	1,082.9	1,457.1	(435.7)	4,886.9
Commitments and contingencies
Minority interest in equity of consolidated	–	–	271.1	–	271.1
affiliates
Convertible perpetual preferred stock	387.4	–	–	–	387.4
Shareholders’ (deficit) equity	(2,184.6)	366.1	(451.6)	85.5	(2,184.6)
Total liabilities and shareholders’
(deficit) equity	$ 985.4	$ 1,449.0	$ 1,276.6	$ (350.2)	$ 3,360.8

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2007
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$ 22.0	$ 293.5	$ 134.4	$ (7.1)	$ 442.8
Operating expenses:
Salaries and benefits	13.9	143.5	61.5	(1.7)	217.2
Other operating expenses	5.4	38.2	20.7	(3.6)	60.7
General and administrative expenses	30.2	–	4.8	–	35.0
Supplies	1.7	17.3	6.8	–	25.8
Depreciation and amortization	5.4	10.3	4.3	–	20.0
Impairment of long-lived assets	14.5	0.2	–	–	14.7
Occupancy costs	0.7	9.0	5.4	(1.8)	13.3
Provision for doubtful accounts	1.1	5.1	3.1	1.5	10.8
Loss (gain) on disposal of assets	0.4	2.4	(1.1)	–	1.7
Government, class action, and related
settlements expense	(23.4)	–	–	–	(23.4)
Professional fees—accounting, tax, and
legal	13.2	0.1	–	–	13.3
Total operating expenses	63.1	226.1	105.5	(5.6)	389.1
Loss on early extinguishment of debt	17.7	–	–	–	17.7
Interest expense and amortization of debt
discounts and fees	57.3	2.1	1.0	(1.2)	59.2
Other income	(0.1)	(0.1)	(1.4)	1.2	(0.4)
Gain on interest rate swap	(19.0)	–	–	–	(19.0)
Equity in net income of nonconsolidated
affiliates	(0.6)	(1.7)	(0.1)	–	(2.4)
Equity in net income of consolidated
affiliates—
Gain on sale of consolidated affiliates	(403.2)	–	–	403.2	–
(Income) loss from operations of consolidated affiliates	(28.3)	20.1	(0.1)	8.3	–
Minority interests in earnings of
consolidated affiliates	–	–	7.8	–	7.8
Management fees	(28.6)	14.4	14.2	–	–
Income (loss) from continuing
operations before income tax expense	363.7	32.6	7.5	(413.0)	(9.2)
Provision for income tax (benefit) expense	(48.1)	27.9	9.9	–	(10.3)
Income (loss) from continuing operations	411.8	4.7	(2.4)	(413.0)	1.1
Income (loss) from discontinued operations,
net of income tax expense	56.5	28.5	(22.5)	404.7	467.2
Net income (loss)	$ 468.3	$ 33.2	$ (24.9)	$ (8.3)	$ 468.3

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2006
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$ 24.2	$ 297.5	$ 136.6	$ (14.8)	$ 443.5
Operating expenses:
Salaries and benefits	13.3	139.1	57.8	(4.3)	205.9
Other operating expenses	(4.2)	37.4	32.2	(3.9)	61.5
General and administrative expenses	36.1	–	–	–	36.1
Supplies	1.6	17.0	6.8	–	25.4
Depreciation and amortization	5.7	12.8	4.0	–	22.5
Occupancy costs	4.1	9.3	5.2	(6.5)	12.1
Provision for doubtful accounts	0.4	5.9	1.6	–	7.9
(Gain) loss on disposal of assets	(0.8)	1.7	2.4	–	3.3
Government, class action, and related
settlements expense	17.7	–	(0.5)	–	17.2
Professional fees—accounting, tax, and
legal	27.6	0.1	–	–	27.7
Total operating expenses	101.5	223.3	109.5	(14.7)	419.6
Loss on early extinguishment of debt	4.3	0.3	–	–	4.6
Interest expense and amortization of debt
discounts and fees	60.2	2.4	0.8	(2.9)	60.5
Other income	(1.7)	(0.2)	(2.2)	2.9	(1.2)
Gain on interest rate swap	(18.6)	–	–	–	(18.6)
Equity in net income of nonconsolidated
affiliates	(0.4)	(2.0)	(0.1)	–	(2.5)
Equity in net income of consolidated
affiliates	(34.5)	(28.7)	(0.1)	63.3	–
Minority interests in earnings of
consolidated affiliates	–	–	7.6	–	7.6
Management fees	(32.6)	15.5	17.1	–	–
(Loss) income from continuing
operations before income tax expense	(54.0)	86.9	4.0	(63.4)	(26.5)
Provision for income tax (benefit) expense	(39.3)	35.3	9.2	–	5.2
(Loss) income from continuing operations	(14.7)	51.6	(5.2)	(63.4)	(31.7)
(Loss) income from discontinued operations,
net of income tax expense	(27.7)	(4.8)	21.8	–	(10.7)
Net (loss) income	$ (42.4)	$ 46.8	$ 16.6	$ (63.4)	$ (42.4)

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2007
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$ 51.4	$ 592.9	$ 269.6	$ (23.0)	$ 890.9
Operating expenses:
Salaries and benefits	28.7	288.0	122.6	(4.6)	434.7
Other operating expenses	3.9	86.9	48.5	(8.1)	131.2
General and administrative expenses	79.7	–	–	–	79.7
Supplies	3.5	34.9	13.7	–	52.1
Depreciation and amortization	9.3	20.1	8.7	–	38.1
Impairment of long-lived assets	14.5	0.2	–	–	14.7
Occupancy costs	11.1	10.5	10.2	(5.2)	26.6
Provision for doubtful accounts	2.0	13.0	6.3	–	21.3
Loss (gain) on disposal of assets	0.1	2.5	(0.9)	–	1.7
Government, class action, and related
settlements expense	(35.6)	–	–	–	(35.6)
Professional fees—accounting, tax, and
legal	34.7	0.4	–	–	35.1
Total operating expenses	151.9	456.5	209.1	(17.9)	799.6
Loss on early extinguishment of debt	17.7	–	–	–	17.7
Interest expense and amortization of debt
discounts and fees	113.4	4.3	2.1	(2.1)	117.7
Other income	(0.6)	(0.1)	(6.6)	2.1	(5.2)
Gain on interest rate swap	(14.7)	–	–	–	(14.7)
Equity in net income of nonconsolidated
affiliates	(1.4)	(3.6)	(0.1)	–	(5.1)
Equity in net income of consolidated
affiliates—
Gain on sale of consolidated affiliates	(403.2)	–	–	403.2	–
(Income) loss from operations of consolidated affiliates	(56.5)	8.7	–	47.8	–
Minority interests in earnings of
consolidated affiliates	–	–	16.1	–	16.1
Management fees	(60.1)	29.3	30.8	–	–
Income (loss) from continuing
operations before income tax expense	304.9	97.8	18.2	(456.1)	(35.2)
Provision for income tax (benefit) expense	(70.4)	46.8	16.5	–	(7.1)
Income (loss) from continuing operations	375.3	51.0	1.7	(456.1)	(28.1)
Income (loss) from discontinued operations,
net of income tax expense	36.3	2.4	(7.3)	408.3	439.7
Net income (loss)	$ 411.6	$ 53.4	$ (5.6)	$ (47.8)	$ 411.6

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2006
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$ 48.3	$ 595.7	$ 271.5	$ (31.6)	$ 883.9
Operating expenses:
Salaries and benefits	26.4	280.2	114.9	(9.3)	412.2
Other operating expenses	0.1	80.5	64.0	(14.9)	129.7
General and administrative expenses	71.1	–	–	–	71.1
Supplies	3.4	34.1	13.5	–	51.0
Depreciation and amortization	11.4	23.7	7.6	–	42.7
Occupancy costs	2.6	18.7	10.4	(7.4)	24.3
Provision for doubtful accounts	1.0	10.4	3.8	–	15.2
Loss on disposal of assets	–	1.7	2.5	–	4.2
Government, class action, and related
settlements expense	22.0	–	(0.5)	–	21.5
Professional fees—accounting, tax, and
legal	76.2	0.1	–	–	76.3
Total operating expenses	214.2	449.4	216.2	(31.6)	848.2
Loss on early extinguishment of debt	365.3	0.3	–	–	365.6
Interest expense and amortization of debt
discounts and fees	118.7	5.1	1.9	(6.7)	119.0
Other income	(5.6)	(0.3)	(4.7)	6.7	(3.9)
Gain on interest rate swap	(14.8)	–	–	–	(14.8)
Equity in net income of nonconsolidated
affiliates	(0.9)	(3.4)	(0.1)	–	(4.4)
Equity in net income of consolidated
affiliates	(58.0)	(64.4)	(0.3)	122.7	–
Minority interests in earnings of
consolidated affiliates	–	–	16.3	–	16.3
Management fees	(65.8)	31.4	34.4	–	–
(Loss) income from continuing
operations before income tax expense	(504.8)	177.6	7.8	(122.7)	(442.1)
Provision for income tax (benefit) expense	(69.9)	72.6	16.2	–	18.9
(Loss) income from continuing operations	(434.9)	105.0	(8.4)	(122.7)	(461.0)
(Loss) income from discontinued operations,
net of income tax expense	(42.7)	(13.8)	39.9	–	(16.6)
Net (loss) income	$ (477.6)	$ 91.2	$ 31.5	$ (122.7)	$ (477.6)

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2007
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash (used in) provided by operating
activities	$ (185.7)	$ 99.9	$ (52.6)	$ 27.4	$ (111.0)
Cash flows from investing activities:
Capital expenditures	(1.9)	(7.1)	(6.2)	–	(15.2)
Proceeds from sale and maturities of
restricted marketable securities	–	–	65.3	–	65.3
Purchase of restricted investments	–	–	(10.5)	–	(10.5)
Net change in restricted cash	(2.3)	–	11.7	–	9.4
Proceeds from divestiture of divisions	1,089.4	–	–	(1,089.4)	–
Other	1.1	–	–	–	1.1
Net cash provided by investing activities
of discontinued operations—
Proceeds from divestiture of divisions	–	–	–	1,089.4	1,089.4
Other investing activities of
discontinued operations	–	0.8	2.9	–	3.7
Net cash provided by (used in)
investing activities	1,086.3	(6.3)	63.2	–	1,143.2
Cash flows from financing activities:
Checks in excess of bank balance	(2.7)	–	–	–	(2.7)
Principal payments on debt	(864.8)	(0.2)	–	–	(865.0)
Borrowings on revolving credit facility	175.0	–	–	–	175.0
Payments on revolving credit facility	(280.0)	–	–	–	(280.0)
Principal payments under capital lease
obligations	(0.9)	(4.6)	(0.8)	–	(6.3)
Dividends paid on convertible perpetual
preferred stock	(6.5)	–	–	–	(6.5)
Debt amendment and issuance costs	(11.2)	–	–	–	(11.2)
Distributions to minority interests of
consolidated affiliates	–	–	(12.0)	–	(12.0)
Other	0.1	–	–	–	0.1
Change in intercompany advances	71.3	(79.2)	35.3	(27.4)	–
Net cash used in financing activities of
discontinued operations	–	(0.4)	(38.9)	–	(39.3)
Net cash used in financing
activities	(919.7)	(84.4)	(16.4)	(27.4)	(1,047.9)
Effect of exchange rate on cash and
cash equivalents	–	–	0.1	–	0.1
(Decrease) increase in cash and cash
equivalents	(19.1)	9.2	(5.7)	–	(15.6)
Cash and cash equivalents at beginning
of period	17.5	2.8	6.9	–	27.2
Cash and cash equivalents of divisions
and facilities held for sale at	2.4	–	11.7	–	14.1
beginning of period
Less: Cash and cash equivalents of
divisions and facilities held for sale	(0.8)	(0.1)	(3.8)	–	(4.7)
at end of period
Cash and cash equivalents at end of
period	$ –	$ 11.9	$ 9.1	$ –	$ 21.0

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2006
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash (used in) provided by operating
activities	$ (74.7)	$ 159.5	$ 7.1	$ (150.1)	$ (58.2)
Cash flows from investing activities:
Capital expenditures	(6.5)	(12.8)	(2.1)	–	(21.4)
Proceeds from sale and maturities of
marketable securities	31.2	–	0.9	–	32.1
Proceeds from sale and maturities of
restricted marketable securities	–	–	0.2	–	0.2
Purchase of investments	(8.2)	–	–	–	(8.2)
Purchase of restricted investments	–	–	(59.2)	–	(59.2)
Net change in restricted cash	(0.6)	–	70.7	–	70.1
Other	(1.9)	–	–	–	(1.9)
Net cash provided by investing activities
of discontinued operations	2.8	6.7	12.3	–	21.8
Net cash provided by (used in)
investing activities	16.8	(6.1)	22.8	–	33.5
Cash flows from financing activities:
Checks in excess of bank balance	(11.4)	–	–	(5.3)	(16.7)
Principal borrowings on notes	3,050.0	–	–	–	3,050.0
Proceeds from bond issuance	1,000.0	–	–	–	1,000.0
Principal payments on debt	(4,411.2)	(16.8)	(0.5)	2.0	(4,426.5)
Borrowings on revolving credit facility	50.0	–	–	–	50.0
Principal payments under capital lease
obligations	(0.8)	(5.4)	(0.7)	–	(6.9)
Issuance of convertible perpetual
preferred stock	400.0	–	–	–	400.0
Preferred stock issuance costs	(12.6)	–	–	–	(12.6)
Debt issuance costs	(77.7)	–	–	–	(77.7)
Distributions to minority interests of
consolidated affiliates	–	–	(9.2)	–	(9.2)
Other	0.1	–	–	–	0.1
Change in intercompany advances	(38.0)	(122.9)	12.8	148.1	–
Net cash used in financing activities of
discontinued operations	(10.4)	(1.3)	(33.2)	–	(44.9)
Net cash used in financing
activities	(62.0)	(146.4)	(30.8)	144.8	(94.4)
Effect of exchange rate on cash and
cash equivalents	–	–	0.1	–	0.1
(Decrease) increase in cash and cash
equivalents	(119.9)	7.0	(0.8)	(5.3)	(119.0)
Cash and cash equivalents at beginning
of period	158.5	0.2	7.7	–	166.4
Cash and cash equivalents of divisions
and facilities held for sale at	3.7	0.1	7.4	–	11.2
beginning of period
Less: Cash and cash equivalents of
divisions and facilities held for sale
at end of period	–	(2.4)	(3.3)	5.3	(0.4)
Cash and cash equivalents at end of
period	$ 42.3	$ 4.9	$ 11.0	$ –	$ 58.2

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

Executive Overview

In 2007, we have been focused on our strategic repositioning of the Company as a “pure play” provider of post-acute health care services, with a focus on inpatient rehabilitative health care. During the six months ended June 30, 2007 and through the filing of this report:

•

We entered into an agreement with Select Medical Corporation (“Select Medical”), a privately owned operator of specialty hospitals and outpatient rehabilitation facilities, to sell our outpatient rehabilitation division for approximately $245 million in cash, subject to certain adjustments. This transaction closed on May 1, 2007, other than with respect to certain facilities for which approvals for the transfer to Select Medical had not yet been received as of such date.

•

We entered into an agreement to sell our surgery centers division to ASC Acquisition LLC (“ASC”), a Delaware limited liability company and newly formed affiliate of TPG Partners V, L.P. (“TPG”), a private investment partnership. The purchase price consisted of cash consideration of $920 million, subject to certain adjustments, and a contingent option to acquire up to a 5% equity interest of the new company. This transaction closed on June 29, 2007, other than with respect to certain facilities for which approvals for the transfer to ASC had not yet been received as of such date.

•

We entered into an agreement with an affiliate of The Gores Group, a private equity firm, to sell our diagnostic division for approximately $47.5 million, subject to certain adjustments. This transaction closed on July 31, 2007, other than with respect to one facility for which approval for the transfer had not yet been received as of such date.

As a result of the foregoing, our surgery centers, outpatient, and diagnostic divisions are reported as held for sale in our condensed consolidated balance sheets and in discontinued operations in our condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statements of cash flows in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Amounts classified as assets held for sale declined from December 31, 2006 to June 30, 2007 due primarily to the closing of the transactions to sell our surgery centers and outpatient divisions in the second quarter of 2007. See Note 6, Assets Held for Sale and Results of Discontinued Operations, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), for additional information related to the closing of these transactions.

The proceeds of these divestitures were used to reduce debt, which allows us to set the platform to pursue growth opportunities in inpatient rehabilitative care and complementary post-acute businesses in the future. In March 2007, we amended our Credit Agreement (as defined in Note 9, Long-term Debt, to the consolidated financial statements accompanying our March 2007 Form 8-K) and received the appropriate lender approvals for our divestiture activities. See Note 5, Long-term Debt, to our condensed consolidated financial statements included in

Part I, Item 1, Financial Statements (Unaudited), for additional information related to the use of proceeds of these divestitures.

Historically, we reported five segments: inpatient, surgery centers, outpatient, diagnostic, and corporate and other. Based on our strategic focus in the inpatient rehabilitation industry and the reclassification of our surgery centers, outpatient, and diagnostic divisions to discontinued operations, we modified our segment reporting from five reportable segments to one reportable segment in the first quarter of 2007. Amounts historically reported as part of our corporate and other segment, which primarily represented the corporate overhead costs associated with our operating divisions, are no longer considered a reportable segment by our chief operating decision maker due to our strategic repositioning as a pure-play post-acute care provider and the change in the manner in which we now manage the Company. Rather, these corporate overhead costs are now presented on the line entitled General and administrative expenses in our condensed consolidated statements of operations and comprehensive income (loss). Therefore, the condensed consolidated results of operations of the Company presented herein represent the continuing operations of our inpatient division, including corporate overhead.

Because we do not allocate corporate overhead by division, our operating results reflect overhead costs associated with managing and providing shared services to our surgery centers, outpatient, and diagnostic divisions even though these divisions qualify as discontinued operations. For the three and six months ended June 30, 2007, General and administrative expenses approximated 7.9% and 8.9%, respectively, of consolidated Net operating revenues. However, these percentages decreased by 280 basis points and 340 basis points, respectively, if you include the revenues of the divisions reported in discontinued operations.

Our General and administrative expenses for the second quarter of 2007 are less than the first quarter of 2007 due in part to the divestiture of our outpatient division on May 1, 2007. This improvement over the immediate prior quarter, or “sequential improvement,” is expected to continue now that our divestiture program is complete. However, until we are able to rationalize our corporate overhead in relation to the size of our operations post-repositioning, our results will reflect unusually high costs.

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

Key Challenges

Although our business is continuing to generate substantial revenues, and market factors appear to favor our post-acute care business model, we still have several immediate internal and external challenges to overcome before we can realize significant improvements in our business, including:

•

75% Rule. The volume volatility created by the 75% Rule had a negative impact on our Net operating revenues in 2006. While the majority of our inpatient rehabilitation facilities (“IRFs”) have December cost reporting year ends and are currently operating at, and have maintained since 2006, the 60% minimum qualifying patient mix threshold under the 75% Rule, we have other hospitals with June cost reporting year ends that must achieve compliance with a higher threshold during 2007. We also have hospitals with May cost reporting year ends that will operate at a higher threshold in 2007 than they operated during the first five months of 2006. Our required compliance rates under the 75% Rule are as follows:

		Minimum Compliance Threshold
Cost Reporting Year End	# of Consolidated Hospitals	50%	60%	65%	75%
June 30	9	July 1, 2004 – June 30, 2005	July 1, 2005 – June 30, 2007	July 1, 2007 – June 30, 2008	July 1, 2008 – forward

December 31	65	January 1, 2005 – December 31, 2005	January 1, 2006 – December 31, 2007	January 1, 2008 – December 31, 2008	January 1, 2009 – forward

May 31	16	June 1, 2005 – May 31, 2006	June 1, 2006 – May 31, 2008	June 1, 2008 – May 31, 2009	June 1, 2009 – forward

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

•

Leverage and Liquidity. We are highly leveraged. Our high leverage increases our cost of capital and decreases our Net income. However, our leverage and liquidity are improving. During the second quarter of 2007, we used the net proceeds from the divestiture of our surgery centers and outpatient divisions to pay down debt. As a result of these transactions, our total debt outstanding has decreased from $3.4 billion as of December 31, 2006 to $2.4 billion as of June 30, 2007. We also used the net proceeds received from the divestiture of our diagnostic division in July 2007 to further reduce our total debt outstanding. In addition, in late 2007 or early 2008, we expect to further deleverage the Company through receipt of income tax refunds from amended and restated income tax returns from prior years. See Note 7, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited) of this report for additional information. However, no assurances can be given as to whether or when such income tax refunds will be received.

The biggest risk relating to our high leverage is the possibility that a substantial down-turn in operating earnings could jeopardize our ability to service our debt payment obligations. In addition to debt service, we also have cash obligations we must meet in the near future as a result of settlements with various federal agencies. As of June 30, 2007, our final payments due in the remainder of 2007 under these settlement agreements are $43.7 million for the Medicare Program Settlement (see Note 22, Medicare Program Settlement, to the consolidated financial statements accompanying our March 2007 Form 8-K) and $25.0 million for the SEC Settlement (see Note 23, SEC Settlement, to the consolidated financial statements accompanying our March 2007 Form 8-K).

Based on our current borrowing capacity and leverage ratio required under our Credit Agreement, we do not believe there is significant risk in our ability to make additional draws under our revolving credit facility, if needed.

•

Divestiture-Related Activities and Post-Closing Risk Factors. Our divestiture activities have necessarily created operational challenges for us, such as combating uncertainty in our workforce and, pursuant to our post-closing contractual obligations, continuing to provide corporate support and other services to each division during the transition period. In addition to these operational challenges, we also continue to seek regulatory approval for the transition of certain facilities included in the surgery centers and outpatient transactions from the applicable agencies. We also face certain financial risks and challenges relating to these divestiture transactions following their closing. These include disputes with former partners, working capital adjustments, uncertainties regarding regulatory approvals, guarantees of certain obligations, and certain contract termination or repurchase rights that may have been triggered by the divestitures. See Note 6, Assets Held for Sale and Results of Discontinued Operations, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited) of this report for additional information.

Changes in Regulations Governing IRF Reimbursement

On July 31, 2007, the United States Centers for Medicare and Medicaid Services (“CMS”) released the fiscal year 2008 notice of final rulemaking for IRFs under the prospective payment system (“IRF-PPS”). This rule will be effective for Medicare discharges between October 1, 2007 and September 30, 2008. Based on our analysis, we estimate the annual impact of this final rule will improve our consolidated Net operating revenues in the range of $25 million to $30 million.

On August 1, 2007, the United States House of Representatives passed a bill which proposes the enactment of a law titled the “Children’s Health and Medicare Protection Act of 2007.” Among other things, the bill proposes to permanently freeze the implementation of the 75% Rule at 60% and proposes changes that would reduce reimbursement for lower extremity joint replacement and hip fractures. While certain parts of this bill are advantageous to the Company, such as the freezing of the 75% Rule’s compliance threshold, other parts would negatively impact our results of operations, if the bill were enacted into law in its current form. For example, at this time, we estimate the annual impact of the proposed reductions for lower extremity joint replacement and hip fractures would negatively impact our consolidated Net operating revenues in the range of $40 million to $45 million. If enacted into law, we would expect to mitigate the impact to our Net income by reducing operating expenses. The bill remains in the early stages of Congress’s consideration and, at this time, we are unable to estimate the total impact this bill might have on our financial position, results of operations, or cash flows, if it were to become law.

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

We operate inpatient rehabilitation hospitals and long-term acute care hospitals (“LTCHs”) and provide treatment on both an inpatient and outpatient basis. As of June 30, 2007, we operated 93 inpatient rehabilitation hospitals (including 3 hospitals which we account for using the equity method of accounting), 8 LTCHs, and 80 outpatient facilities located within or near (and operated by) our hospitals. In addition to HealthSouth facilities, we manage 11 inpatient rehabilitation units, 3 outpatient facilities, and one gamma knife radiosurgery center through management contracts. Our inpatient facilities are located in 27 states, with a concentration of facilities in Texas, Pennsylvania, Florida, Tennessee, and Alabama. As of June 30, 2007, we also had two facilities in Puerto Rico, one of which began seeing patients in April 2007.

During the three and six months ended June 30, 2007 and 2006, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Medicare	68.2%	68.3%	68.8%	69.2%
Medicaid	2.0%	2.2%	1.8%	2.2%
Workers’ compensation	2.5%	2.6%	2.3%	2.6%
Managed care and other discount plans	18.2%	18.7%	18.1%	17.8%
Other third-party payors	6.3%	5.2%	6.0%	5.2%
Patients	0.4%	0.1%	0.4%	0.1%
Other income	2.4%	2.9%	2.6%	2.9%
Total	100.0%	100.0%	100.0%	100.0%

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

Certain financial results have been reclassified to conform to the current period presentation. For the three months ended June 30, 2007, such reclassifications primarily relate to our electro-shock wave lithotripter units we sold in June 2007 that qualified under FASB Statement No. 144 to be reported as assets held for sale and discontinued operations. Since the filing of our March 2007 Form 8-K, such reclassifications include the qualification of our surgery centers, outpatient, and diagnostic divisions as assets held for sale and discontinued operations under FASB Statement No. 144, as well as certain inpatient facilities we closed or sold in the first quarter of 2007 that also qualified under FASB Statement No. 144. We reclassified our condensed consolidated balance sheet as of December 31, 2006 to show the assets and liabilities of these qualifying facilities as held for sale. We also reclassified our condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2006 and our condensed consolidated statement of cash flows for the six months ended June 30, 2006 to show the results of those qualifying facilities as discontinued operations. We also reclassified certain expenses considered to be corporate overhead historically reported primarily within the lines entitled Salaries and benefits and Other operating expenses into General and administrative expenses in our condensed consolidated statements of operations and comprehensive income (loss). These expenses primarily include administrative expenses such as corporate accounting, internal controls, legal, and information technology services.

For the three and six months ended June 30, 2007 and 2006, our consolidated results of operations were as follows:

			Percentage			Percentage
	Three Months Ended		Change	Six Months Ended		Change
	June 30,		2007 vs.	June 30,		2007 vs.
	2007	2006	2006	2007	2006	2006
	(In Millions)			(In Millions)
Net operating revenues	$ 442.8	$ 443.5	(0.2%)	$ 890.9	$ 883.9	0.8%
Operating expenses:
Salaries and benefits	217.2	205.9	5.5%	434.7	412.2	5.5%
Other operating expenses	60.7	61.5	(1.3%)	131.2	129.7	1.2%
General and administrative
expenses	35.0	36.1	(3.0%)	79.7	71.1	12.1%
Supplies	25.8	25.4	1.6%	52.1	51.0	2.2%
Depreciation and amortization	20.0	22.5	(11.1%)	38.1	42.7	(10.8%)
Impairment of long-lived assets	14.7	–	N/A	14.7	–	N/A
Occupancy costs	13.3	12.1	9.9%	26.6	24.3	9.5%
Provision for doubtful accounts	10.8	7.9	36.7%	21.3	15.2	40.1%
Loss on disposal of assets	1.7	3.3	(48.5%)	1.7	4.2	(59.5%)
Government, class action, and
related settlements expense	(23.4)	17.2	(236.0%)	(35.6)	21.5	(265.6%)
Professional fees - accounting,
tax, and legal	13.3	27.7	(52.0%)	35.1	76.3	(54.0%)
Total operating expenses	389.1	419.6	(7.3%)	799.6	848.2	(5.7%)
Loss on early extinguishment of debt	17.7	4.6	284.8%	17.7	365.6	(95.2%)
Interest expense and amortization of
debt discounts and fees	59.2	60.5	(2.1%)	117.7	119.0	(1.1%)
Other income	(0.4)	(1.2)	(66.7%)	(5.2)	(3.9)	33.3%
Gain on interest rate swap	(19.0)	(18.6)	2.2%	(14.7)	(14.8)	(0.7%)
Equity in net income of
nonconsolidated affiliates	(2.4)	(2.5)	(4.0%)	(5.1)	(4.4)	15.9%
Minority interests in earnings of
consolidated affiliates	7.8	7.6	2.6%	16.1	16.3	(1.2%)
Loss from continuing operations
before income tax expense	(9.2)	(26.5)	(65.3%)	(35.2)	(442.1)	(92.0%)
Provision for income tax (benefit) expense	(10.3)	5.2	(298.1%)	(7.1)	18.9	(137.6%)
Income (loss) from continuing operations	1.1	(31.7)	(103.5%)	(28.1)	(461.0)	(93.9%)
Income (loss) from discontinued
operations, net of tax	467.2	(10.7)	(4,466.4%)	439.7	(16.6)	(2,748.8%)
Net income (loss)	$ 468.3	$ (42.4)	(1,204.5%)	$ 411.6	$ (477.6)	(186.2%)

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Salaries and benefits	49.1%	46.4%	48.8%	46.6%
Other operating expenses	13.7%	13.9%	14.7%	14.7%
General and administrative expenses	7.9%	8.1%	8.9%	8.0%
Supplies	5.8%	5.7%	5.8%	5.8%
Depreciation and amortization	4.5%	5.1%	4.3%	4.8%
Impairment of long-lived assets	3.3%	0.0%	1.7%	0.0%
Occupancy costs	3.0%	2.7%	3.0%	2.7%
Provision for doubtful accounts	2.4%	1.8%	2.4%	1.7%
Loss on disposal of assets	0.4%	0.7%	0.2%	0.5%
Government, class action, and related settlements expense	(5.3%)	3.9%	(4.0%)	2.4%
Professional fees - accounting, tax, and legal	3.0%	6.2%	3.9%	8.6%
Total operating expenses as a % of net operating revenues	87.9%	94.6%	89.8%	96.0%

Additional information regarding our operating results for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In Millions)
Net patient revenue—inpatient	$ 392.0	$ 379.0	$ 788.2	$ 763.7
Net patient revenue—outpatient and other revenues	50.8	64.5	102.7	120.2
Net operating revenues	$ 442.8	$ 443.5	$ 890.9	$ 883.9

	(Actual Amounts)
Discharges	25,870	25,613	51,849	51,615
Outpatient visits	348,472	373,599	693,219	755,248
Average length of stay	15.0 days	15.5 days	15.2 days	15.4 days
Occupancy %	63.8%	65.0%	65.0%	65.9%
# of licensed beds	6,685	6,594	6,685	6,594
Full-time equivalents*	15,776	15,854	15,748	16,411
*

Excludes 803 and 858 full-time equivalents for the three months ended June 30, 2007 and 2006, respectively, and 832 and 838 full-time equivalents for the six months ended June 30, 2007 and 2006, respectively, who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our condensed consolidated statements of operations and comprehensive income (loss).

Net Operating Revenues

Our consolidated Net operating revenues consist primarily of revenues derived from patient care services. Net operating revenues also include other revenues generated from management and administrative fees, operation of the conference center located on our corporate campus, and other non-patient care services. These other revenues approximated 2.4% and 2.9% of consolidated Net operating revenues for the three months ended June 30, 2007 and 2006, respectively, and 2.6% and 2.9% of consolidated Net operating revenues for the six months ended June 30, 2007 and 2006, respectively.

Net patient revenue from our IRFs and LTCHs was 3.4% higher for the three months ended June 30, 2007 than the comparable period of 2006. This increase was primarily attributable to regulatory pricing changes that became effective on October 1, 2006, a 1.0% increase in discharges, an increase in our patient case mix index, and continued compliant case growth.

Our net patient revenue from our inpatient hospitals for the six months ended June 30, 2007 was 3.2% higher than the comparable period of 2006. This increase was also primarily attributable to regulatory pricing changes that became effective on October 1, 2006, a 0.5% increase in discharges, an increase in our patient case mix index, and continued compliant case growth.

Based on industry data published through the Uniform Data System for Medical Rehabilitation (the “UDS”) for the first quarter of 2007, we believe our IRFs are continuing to grow their market share of compliant cases. This industry information, as reported through the UDS under the presumptive method, showed a 4.1% compliant case growth by HealthSouth during the first quarter of 2007 compared to an average 2.7% decline for non-HealthSouth rehabilitation sites.

Inpatient volumes increased in both periods of 2007 in spite of a volume decline experienced by certain of our hospitals that moved from a 50% compliance threshold to a 60% compliance threshold under the 75% Rule due to May fiscal year ends for Medicare cost reporting purposes.

Increased Net operating revenues attributable to our inpatient hospitals were offset by decreased revenues from outpatient visits. Decreased outpatient volumes resulted from the closure of outpatient satellites, changes in patient program mix, shortages in therapy staffing, and continued competition from physicians offering physical therapy services within their own offices. As of June 30, 2006, we operated 98 outpatient satellites. As of June 30, 2007, we operated 80 outpatient satellites.

Salaries and Benefits

Salaries and benefits represent the most significant cost to us and include all amounts paid to full- and part-time employees who directly participate in or support the operations of our facilities, including all related costs of benefits provided to employees. It also includes amounts paid for contract labor.

Salaries and benefits grew from 46.4% and 46.6% of Net operating revenues in the three and six months ended June 30, 2006 to 49.1% and 48.8% of Net operating revenues in the three and six months ended June 30, 2007, respectively. An approximate 3% merit increase was given to employees on October 1, 2006, thus increasing Salaries and benefits during the applicable periods of 2007. The timing of our annual merit increases normally coincides with Medicare pricing adjustments that also occur during that time of year. In addition, shortages of therapists and nurses continue to cause us to raise salaries to retain current employees and to increase our utilization of higher-priced contract labor to properly care for our patients. Finally, as a result of our efforts to comply with the 75% Rule, we are increasingly treating higher acuity patients, which has resulted in increased labor costs.

We are focused on finding a long-term solution for recruiting and retaining qualified personnel for our operating facilities. However, because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased labor costs is limited.

Other Operating Expenses

Other operating expenses include costs associated with managing and maintaining our operating facilities. These expenses include such items as repairs and maintenance, utilities, contract services, professional fees, and insurance.

As discussed in more detail in Note 8, Investment in and Advances to Nonconsolidated Affiliates, to our consolidated financial statements included in our March 2007 Form 8-K, Other operating expenses for the three and six months ended June 30, 2006 include a $6.9 million gain related to the repayment of a formerly fully reserved note receivable from Source Medical. Excluding this gain, Other operating expenses decreased in the three and six months ended June 30, 2007 when compared to the same periods of 2006 due primarily to a reduction in fees paid to consultants for various projects (primarily related to process standardization of billing and collection procedures and assistance with technology enhancements with installation of upgraded patient accounting systems) and a reduction in self-insurance expenses driven by current claims history and fewer full-time equivalents.

General and Administrative Expenses

General and administrative expenses primarily include administrative expenses such as corporate accounting, internal controls, legal, and information technology services that are managed from our corporate headquarters in Birmingham, Alabama. These expenses include the salaries and benefits of 803 and 858 full-time equivalents for the three months ended June 30, 2007 and 2006, respectively, and 832 and 838 full-time equivalents for the six months ended June 30, 2007 and 2006, respectively, who perform these administrative functions. These amounts represent the average number of full-time equivalents during each period and are not reflective of our actual headcount as of June 30, 2007, given the divestiture of our surgery centers division on June 29, 2007.

In addition, because we do not allocate corporate overhead to our divisions, our General and administrative expenses include costs associated with managing and providing shared services to our surgery centers, outpatient, and diagnostic divisions, even though these divisions qualify as discontinued operations. For the three and six months ended June 30, 2007, General and administrative expenses approximated 7.9% and 8.9%, respectively, of consolidated Net operating revenues. However, these percentages decreased by 280 basis points and 340 basis points, respectively, if you include the revenues of the divisions reported in discontinued operations. Until we are able to rationalize our corporate overhead in relation to the size of our operations now that our divestitures are complete, our General and administrative expenses will reflect unusually high costs.

Our General and administrative expenses are lower in the three months ended June 30, 2007 compared to the same period of 2006 due primarily to the divestiture of our outpatient division on May 1, 2007. For the six months ended June 30, 2007, our General and administrative expenses were higher compared to the same period of 2006 due to our investment in a development function, continued investment in our internal audit function, and costs associated with installing new accounting systems. Also, given the uncertainty surrounding our repositioning efforts, we experienced employee attrition with corporate employees who support our surgery centers, outpatient, and diagnostic divisions. As this attrition occurred, we chose to utilize higher-priced contract labor to temporarily fill certain corporate positions rather than hiring new employees to fill the open positions.

Supplies

Supplies expense includes all costs associated with supplies used while providing patient care. These costs include pharmaceuticals, needles, bandages, food, and other similar items.

Supplies expense increased in each period presented for 2007 due primarily to our efforts to comply with the 75% Rule. As a result of our compliance with this rule, we are treating higher acuity patients, which results in increased supply costs.

Depreciation and Amortization

The decrease in Depreciation and amortization during the three and six months ended June 30, 2007 over the comparable period of 2006 was due to the decreased depreciable base of our assets due to the level of our capital expenditures over the past few years.

Impairment of Long-Lived Assets

For the three and six months ended June 30, 2007, we recognized long-lived asset impairment charges of approximately $14.7 million. Approximately $14.1 million of this charge relates to our corporate campus. On June 1, 2007, we entered into an agreement with an investment fund sponsored by Trammell Crow Company (“Trammell Crow”) pursuant to which Trammell Crow agreed to acquire our corporate campus for a purchase price of approximately $60 million, subject to certain adjustments. During the second quarter of 2007, we wrote the long-lived assets associated with our corporate campus down to their estimated fair value based on the estimated net proceeds we expected to receive from this sale.

The agreement to sell our corporate campus to Trammell Crow was terminated on August 7, 2007, pursuant to an opt-out provision in the agreement. The Company is considering various alternatives for its corporate campus, recognizing the current downturn in credit markets and its potential impact on any sale transaction.

Occupancy Costs

Occupancy costs include amounts paid for rent associated with leased facilities, including common area maintenance and similar charges. These costs did not change significantly in the periods presented.

Provision for Doubtful Accounts

Our Provision for doubtful accounts increased as a percent of Net operating revenues for the three and six months ended June 30, 2007 when compared to the same periods of 2006. This increase was in response to the continued denial of certain billings by one of our fiscal intermediaries denying claims related to medical necessity. We appeal most of these denials and have experienced a strong success rate for claims that have completed the appeals process. While our success rate is a positive reflection of the medical necessity of the applicable patients, the appeals process can take in excess of one year, and we cannot provide assurance as to the ongoing and future success of our appeals. As such, we have provided reserves for these receivables in accordance with our accounting policy that necessarily considers the age of the receivables under appeal as part of our Provision for doubtful accounts.

Government, Class Action, and Related Settlements Expense

During the reconstruction and restatement period of our historical financial statements, it was determined that the equity balances of certain of our partners had been historically overstated by the fraudulent reporting. During the three months ended June 30, 2007, we favorably settled with certain of these partners. The reduction of the equity balances of these partners resulted in an approximate $5.0 million gain included in Government, class action, and related settlements expense in our condensed consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2007.

Our Government, class action, and related settlements expense for the three and six months ended June 30, 2007 includes a $31.5 million and a $49.0 million, respectively, reduction in the liability associated with our securities litigation (as discussed in Note 9, Settlements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report) based on the value of our common stock and the associated common stock warrants underlying this settlement.

Government, class action, and related settlements also include charges of approximately $13.1 million and $18.4 million during the three and six months ended June 30, 2007, respectively, for certain settlements and other ongoing settlement negotiations. See Note 10, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Our Government, class action, and related settlements expense for the three and six months ended June 30, 2006 includes a $3.0 million charge related to a payment made to the U.S. Postal Inspection Services Consumer Fraud Fund in connection with the execution of the non-prosecution agreement reached with the United States Department of Justice. The remainder of the charges included in Government, class action, and related settlements expense for the three and six months ended June 30, 2006 are associated with settlement negotiations associated with certain of our subsidiary partnerships related to the restatement of their historical financial statements and certain qui tam claims. For additional information related to the non-prosecution agreement, negotiations with our subsidiary partnerships, and qui tam claims, see Note 10, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 25, Contingencies and Other Commitments, to the financial statements included in our March 2007 Form 8-K.

Professional Fees—Accounting, Tax, and Legal

As previously reported, significant changes have occurred at HealthSouth since the financial fraud perpetrated by certain members of our prior management team was uncovered. The steps taken to stabilize our business and operations, provide vital management assistance, and coordinate our legal strategy came at significant financial cost. During the three and six months ended June 30, 2007, these fees primarily related to income tax consulting fees for various tax projects (including tax projects associated with our filing of amended income tax returns for 1996 through 2003), fees paid to consultants supporting our divestiture activities, and legal fees for continued litigation defense and support matters arising from our prior reporting and restatement issues discussed in Note 10, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. During the three months ended June 30, 2006, Professional fees—accounting, tax, and legal related primarily to professional services to support the preparation of our Form 10-Q for the first quarter of 2006 (including the preparation of quarterly information for 2005, which had never been presented), tax preparation and consulting fees related to various tax projects, and legal fees for continued litigation defense and support matters. During the six months ended June 30, 2006, Professional fees—accounting, tax, and legal related primarily to the preparation of our Annual Report on Form 10-K for the year ended December 31, 2005, as well as the professional services discussed for the three months ended June 30, 2006.

Loss on Early Extinguishment of Debt

As discussed throughout this report, during the second quarter of 2007, we used the net proceeds from the divestiture of our surgery centers and outpatient divisions to reduce borrowings outstanding under our Credit Agreement (as defined in Note 9, Long-term Debt, to the financial statements included in our March 2007 Form 8-K). As a result of these pre-payments, we allocated a portion of the loan fees associated with our Credit Agreement to the debt that was extinguished and wrote off loan fees totaling approximately $17. 7 million to Loss on early extinguishment of debt during the three and six months ended June 30, 2007.

In June 2006, we completed a private offering of $1.0 billion aggregate principal amount of senior notes, the proceeds of which, together with cash on hand, were used to repay all borrowings outstanding under our Interim Loan Agreement (as defined in Note 9, Long-term Debt, to the financial statements included in our March 2007 Form 8-K). As a result of this transaction, we recorded an approximate $4.1 million Loss on early extinguishment of debt during the second quarter of 2006. The remainder of our Loss on early extinguishment of debt for the three months ended June 30, 2006 was due to the repayment of certain bonds payable during the second quarter of 2006.

In March 2006, we completed the last of a series of recapitalization transactions enabling us to prepay substantially all of our prior indebtedness and replace it with approximately $3 billion of new long-term debt. As a result of these transactions, we recorded an approximate $361.1 million Loss on early extinguishment of debt during the six months ended June 30, 2006. For more information regarding these transactions, see Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K.

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

The quarter-over-quarter net decrease in Interest expense and amortization of debt discounts was the result of approximately $3.2 million in decreased amortization charges and a $1.0 million decrease in interest expense. Amortization for the three months ended June 30, 2006 includes the amortization of loan fees associated with our Interim Loan Agreement (as defined in Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K) that was part of our March 2006 recapitalization transactions. This loan was refinanced in June 2006, and the remaining loan fees associated with it were written off at that time. Due to the recapitalization transactions and the private offering of senior notes described in Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K, our average interest rate for the three months ended June 30, 2007 approximated 10.7% compared to an average interest rate of 9.4% for the three months ended June 30, 2006. This increase in average interest rates contributed to an approximate $9.5 million of increased interest expense during the three months ended June 30, 2007. Decreased average borrowings that primarily resulted from our use of the net proceeds of our outpatient division divestiture on May 1, 2007 to reduce total debt outstanding during the second quarter of 2007 resulted in decreased interest expense of approximately $10.5 million quarter over quarter.

Interest expense and amortization of debt discounts decreased during the six months ended June 30, 2007 when compared to the same period of 2006 due to decreased amortization charges offset by increased interest expense. Amortization of debt discounts and fees was approximately $9.9 million less during the six months ended June 30, 2007 compared to the same period of 2006. Amortization for the six months ended June 30, 2006 includes the amortization of loan fees associated with our Interim Loan Agreement, as discussed above, and the amortization of consent fees associated with the debt that was extinguished as part of the March 2006 recapitalization transactions discussed in Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K. Due to the recapitalization transactions and the private offering of senior notes described in Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K, our average interest rate for the six months ended June 30, 2007 approximated 10.9% compared to an average interest rate of 9.3% for the six months ended June 30, 2006. This increase in average interest rates contributed to an approximate $23.1 million of increased interest expense during the six months ended June 30, 2007. Decreased average borrowings during the six months ended June 30, 2007 compared to the same period of 2006 resulted in decreased interest expense of approximately $20.6 million quarter over quarter.

Gain on Interest Rate Swap

Our Gain on Interest Rate Swap in each period represents amounts recorded related to the mark-to-market adjustments, quarterly settlements, and accrued interest recorded for our interest rate swap. The gain recorded in each period presented represents the market’s outlook for interest rates over the term of our swap agreement. To the extent the market believes interest rates will rise above our fixed rate of 5.2%, we will record gains. When the market believes interest rates will fall below our fixed rate of 5.2%, we will record losses. During the three and six months ended June 30, 2007, we received approximately $0.5 million and $1.2 million, respectively, in net cash settlement payments from our counterparties under the interest rate swap agreement. During the three and six months ended June 30, 2006, we paid approximately $1.8 million in net cash settlement payments to our counterparties under the interest rate swap agreement. For additional information regarding our interest rate swap, see Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K.

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

Loss from Continuing Operations Before Income Tax Expense

Our Loss from continuing operations before income tax expense (“pre-tax loss from continuing operations”) for the six months ended June 30, 2006 includes a $365.6 million Loss on early extinguishment of debt. If we exclude this item, our pre-tax loss from continuing operations for the six months ended June 30, 2006 is $76.5 million, resulting in a $41.3 million decrease in our pre-tax loss from continuing operations period over period.

Our pre-tax loss from continuing operations decreased in each period presented. As discussed earlier in this item, we experienced a $40.6 million and $57.1 million net reduction of our liabilities associated with Government, class action, and related settlements during the three and six months ended June 30, 2007, respectively. Also, professional fees historically paid for assistance with the reconstruction and preparation of our periodic reports were significantly lower during the three and six months ended June 30, 2007. These reductions in operating expenses were offset by the impairment charges recorded in the second quarter of 2007 related to our corporate campus, as discussed above.

Provision for Income Tax Expense

An income tax benefit of $12.3 million was recorded in the second quarter of 2007 due to the utilization of the period’s pre-tax loss from continuing operations to offset the gains attributable to the sales of our surgery centers and outpatient divisions. The remainder of the decrease in income tax expense for the three months ended June 30, 2007 was due to the accrual of interest income in the second quarter of 2007 and decreased amortization charges associated with certain indefinite-lived assets quarter over quarter.

In addition to the reasons described above for the three months ended June 30, 2007, income tax expense for the six months ended June 30, 2007 is lower than the same period of 2006 due also to a request we filed in the first quarter of 2006 for a tax accounting method change which accelerated the tax amortization of certain indefinite-lived assets. This tax accounting method change gave rise to an additional difference between the book and tax bases of the assets effected and, accordingly, resulted in our recording an additional deferred tax liability and deferred tax expense of approximately $8.3 million related to these indefinite-lived assets during the six months ended June 30, 2006.

Adjusted Consolidated EBITDA

Management continues to believe Adjusted Consolidated EBITDA under our Credit Agreement is a measure of operating performance, leverage capacity, our ability to service our debt, and our ability to make capital expenditures. However, as we continue to deleverage our balance sheet and the large, non-ordinary course charges related to the “sins of the past” are behind us, this measure will become less significant.

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

We also use Adjusted Consolidated EBITDA to assess our operating performance. We believe it is meaningful because it provides investors with a measure used by our internal decision makers for evaluating our business. Our internal decision makers believe Adjusted Consolidated EBITDA is a meaningful measure because it represents a view of our recurring operating performance and allows management to readily view operating trends and perform analytical comparisons. Additionally, our management believes the inclusion of professional fees associated with litigation, financial restructuring, government investigations, forensic accounting, creditor advisors, accounting reconstruction, audit and tax work associated with the reconstruction process, and non-ordinary course charges incurred after March 19, 2003 (the date the SEC filed a lawsuit against us and our former chairman and chief executive officer alleging that we historically overstated earnings) and related to our overall corporate restructuring (including matters related to internal controls) distort, within EBITDA, their ability to efficiently assess and view the core operating trends. We reconcile Adjusted Consolidated EBITDA to Net income (loss).

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

However, Adjusted Consolidated EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America (“GAAP”), and the items excluded from Adjusted Consolidated EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted Consolidated EBITDA should not be considered a substitute for Net income (loss) or cash flows from operating, investing, or financing activities. Because Adjusted Consolidated EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted Consolidated EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in our March 2007 Form 8-K.

Our Adjusted Consolidated EBITDA for the three and six months ended June 30, 2007 and 2006 was as follows:

Reconciliation of Net Income (Loss) to Adjusted Consolidated EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In Millions)
Net income (loss)	$ 468.3	$ (42.4)	$ 411.6	$ (477.6)
(Income) loss from discontinued operations	(467.2)	10.7	(439.7)	16.6
Provision for income tax (benefit) expense	(10.3)	5.2	(7.1)	18.9
Gain on interest rate swap	(19.0)	(18.6)	(14.7)	(14.8)
Interest expense and amortization of debt discounts
and fees	59.2	60.5	117.7	119.0
Loss on early extinguishment of debt	17.7	4.6	17.7	365.6
Government, class action, and related settlements	(23.4)	17.2	(35.6)	21.5
Net noncash loss on disposal of assets	1.7	4.1	1.7	4.2
Impairment charges	14.7	–	14.7	–
Depreciation and amortization	20.0	22.5	38.1	42.7
Professional fees—accounting, tax, and legal	13.3	27.7	35.1	76.3
Compensation expense under FASB Statement
No. 123(R)	2.6	3.7	6.3	8.1
Sarbanes-Oxley related costs	–	0.4	0.3	3.4
Adjusted Consolidated EBITDA	$ 77.6	$ 95.6	$ 146.1	$ 183.9

After consummation of the divestitures discussed earlier in this Item, and in accordance with our Credit Agreement (including the March 2007 amendment to the Credit Agreement, as discussed below), Adjusted Consolidated EBITDA is calculated to give effect to each divestiture, including adjustments for the allocation of corporate overhead to each divested division. Therefore, for purposes of covenant calculations reported to our lenders under the Credit Agreement, we add back a corporate overhead allocation for each divested division in the quarter in which the applicable transaction closes. However, while these allocations are additive to Adjusted Consolidated EBITDA under our Credit Agreement, these allocations are estimates and are not necessarily indicative of the Adjusted Consolidated EBITDA that would have resulted had the applicable divisions been divested as of the beginning of each period presented. Accordingly, they have not been added back to Net income (loss) in the table above and are not included in the above calculation of Adjusted Consolidated EBITDA. When reporting Adjusted Consolidated EBITDA to our lenders for the three and six months ended June 30, 2007, we included corporate overhead costs of approximately $13.2 million and $28.8 million, respectively, associated with our surgery centers and outpatient divisions.

Reconciliation of Adjusted Consolidated EBITDA to Net Cash Used in Operating Activities

	Six Months Ended June 30,
	2007	2006
	(In Millions)
Adjusted Consolidated EBITDA	$ 146.1	$ 183.9
Compensation expense under FASB Statement No. 123(R)	(6.3)	(8.1)
Sarbanes-Oxley related costs	(0.3)	(3.4)
Provision for doubtful accounts	21.3	15.2
Professional fees—accounting, tax, and legal	(35.1)	(76.3)
Interest expense and amortization of debt discounts and fees	(117.7)	(119.0)
Equity in net income of nonconsolidated affiliates	(5.1)	(4.4)
Minority interests in earnings of consolidated affiliates	16.1	16.3
Amortization of debt discounts and fees	4.4	14.3
Distributions from nonconsolidated affiliates	2.6	3.5
Stock-based compensation	4.4	5.8
Current portion of income tax benefit (expense)	8.7	(9.4)
Change in assets and liabilities	(63.3)	(47.4)
Change in government, class action, and related settlements liability	(82.5)	(56.2)
Other operating cash (used in) provided by discontinued operations	(0.9)	28.2
Other	(3.4)	(1.2)
Net Cash Used in Operating Activities	$ (111.0)	$ (58.2)

The decrease in Adjusted Consolidated EBITDA for the three and six months ended June 30, 2007 compared to the same periods of 2006 is due primarily to the increase in Salaries and benefits, Other operating expenses, and the Provision for doubtful accounts, as discussed above. An increase in General and administrative expenses also contributed to the decrease in Adjusted Consolidated EBITDA for the six months ended June 30, 2007. General and administrative expenses include the corporate overhead costs associated with our surgery centers, outpatient, and diagnostic divisions that are reported in discontinued operations.

Results of Discontinued Operations

As discussed earlier in this Item and in Note 1, Basis of Presentation, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, our surgery centers, outpatient, and diagnostic divisions are reported as held for sale in our condensed consolidated balance sheets and discontinued operations in our condensed consolidated statements of operations and comprehensive income (loss). In addition, during the three months ended June 30, 2007, our electro-shock wave lithotripter units qualified under FASB Statement No. 144 to be reported as held for sale and discontinued operations. We reclassified our condensed consolidated balance sheet as of December 31, 2006 to show the assets and liabilities of these qualifying facilities as held for sale. We also reclassified our condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2006 and our condensed consolidated statement of cash flows for the six months ended June 30, 2006 to show the results of those qualifying facilities as discontinued operations.

The operating results of discontinued operations, by division and in total, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In Millions)
HealthSouth Corporation:
Net operating revenues	$ 2.1	$ 17.9	$ 5.3	$ 43.2
Costs and expenses	5.4	21.2	10.0	53.3
Impairments	–	1.8	–	1.9
Loss from discontinued operations	(3.3)	(5.1)	(4.7)	(12.0)
Loss on disposal of assets of discontinued operations	–	–	(0.4)	(7.3)
Income tax benefit (expense)	0.2	(0.1)	0.2	(0.1)
Loss from discontinued operations, net of tax	$ (3.1)	$ (5.2)	$ (4.9)	$ (19.4)
Surgery Centers:
Net operating revenues	$ 175.4	$ 191.8	$ 363.2	$ 386.4
Costs and expenses	159.3	187.2	334.8	376.7
Impairments	–	1.6	3.0	1.6
Income from discontinued operations	16.1	3.0	25.4	8.1
Gain on disposal of assets of discontinued operations	0.3	3.3	1.9	14.2
Gain on divestiture of division	268.6	–	268.6	–
Income tax benefit (expense)	52.4	(3.6)	48.5	(7.8)
Income from discontinued operations, net of tax	$ 337.4	$ 2.7	$ 344.4	$ 14.5
Outpatient:
Net operating revenues	$ 27.9	$ 85.8	$ 107.8	$ 175.4
Costs and expenses	27.8	79.9	100.5	165.5
Impairments	–	0.3	0.2	0.3
Income from discontinued operations	0.1	5.6	7.1	9.6
Loss on disposal of assets of discontinued operations	–	–	(1.3)	(0.2)
Gain on divestiture of division	134.6	–	134.6	–
Income tax expense	(4.2)	–	(4.3)	–
Income from discontinued operations, net of tax	$ 130.5	$ 5.6	$ 136.1	$ 9.4
Diagnostic:
Net operating revenues	$ 37.8	$ 51.6	$ 76.7	$ 104.9
Costs and expenses	37.6	60.8	82.2	121.0
Impairments	–	2.4	32.7	2.9
Income (loss) from discontinued operations	0.2	(11.6)	(38.2)	(19.0)
Gain (loss) on disposal of assets of discontinued
operations	1.2	(2.1)	1.3	(2.0)
Income tax benefit (expense)	1.0	(0.1)	1.0	(0.1)
Income (loss) from discontinued operations, net of tax	$ 2.4	$ (13.8)	$ (35.9)	$ (21.1)
Total:
Net operating revenues	$ 243.2	$ 347.1	$ 553.0	$ 709.9
Costs and expenses	230.1	349.1	527.5	716.5
Impairments	–	6.1	35.9	6.7
Income (loss) from discontinued operations	13.1	(8.1)	(10.4)	(13.3)
Gain on disposal of assets of discontinued operations	1.5	1.2	1.5	4.7
Gain on divestiture of divisions	403.2	–	403.2	–
Income tax benefit (expense)	49.4	(3.8)	45.4	(8.0)
Income (loss) from discontinued operations, net of tax	$ 467.2	$ (10.7)	$ 439.7	$ (16.6)

HealthSouth Corporation. The decrease in net operating revenues and costs and expenses in each period primarily relates to the sale of one of our former acute care hospitals, the Birmingham Medical Center, on March 31, 2006. The $7.3 million net loss on asset disposals in the six months ended June 30, 2006 was the result of our sale of the Birmingham Medical Center and lease termination fees associated with certain properties adjacent to the Birmingham Medical Center.

Our results of discontinued operations for the three and six months ended June 30, 2006 also include the operations of our Cedar Court facility in Australia (sold in October 2006 as we divested our international operations), Central Georgia Rehabilitation Hospital (lease expired on September 30, 2006 and was not extended), Union LTCH (closed February 2007 due to performance), and Alexandria LTCH (sold in May 2007). The timing of the sale or closure of these facilities also contributed to the change in net operating revenues and costs and expenses in each period presented. The impairment charge we recorded during the three months ended June 30, 2006 was based on the difference between the expected sales price and the net book value of an entity we sold in the latter half of 2006.

Surgery Centers. The decrease in net operating revenues between the three and six months ended June 30, 2007 and the comparable periods of 2006 was due primarily to surgery centers that became equity method investments rather than consolidated entities after the second quarter of 2006 and declining volumes. The decrease in costs and expenses in both comparable periods also correlates to the decline in volumes, primarily due to decreased costs associated with supplies, as well as to the surgery centers that became equity method investments rather than consolidated entities. Facility closings resulted in the impairment charge in the six months ended June 30, 2007. Facility closings and facilities experiencing negative cash flows from operations resulted in the impairment charge in the three and six months ended June 30, 2006. In each period, we determined the fair value of the impaired assets based on the assets’ estimated fair value using valuation techniques that included discounted cash flows and third-party appraisals. The gain on disposal of assets recorded in the six months ended June 30, 2006 primarily relates to the sale of three surgery centers during that period.

We closed the transaction to sell our surgery centers division to ASC on June 29, 2007, other than with respect to certain facilities for which approvals for the transfer to ASC had not yet been received as of such date. No portion of the purchase price was withheld at closing pending the transfer of these facilities. We have deferred approximately $129.3 million of cash proceeds received at closing associated with these facilities awaiting approval for transfer to ASC. As a result of the disposition of our surgery centers division, we recorded an approximate $329.9 million post-tax gain on disposal in the three and six months ended June 30, 2007. We expect to record an additional gain of approximately $55 million to $75 million once approval is obtained for the facilities that were not transferred at closing. For additional information, see Note 6, Assets Held for Sale and Results of Discontinued Operations, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Outpatient. The net operating revenues and costs and expenses for the three and six months ended June 30, 2007 are lower than those of the comparable periods in 2006 due primarily to the closing of the transaction to sell our outpatient division to Select Medical on May 1, 2007, other than with respect to certain facilities for which approvals for the transfer to Select Medical had not yet been received as of such date. Approximately $24 million of the $245 million purchase price was withheld pending the transfer of these facilities. As a result of the disposition of our outpatient division, we recorded an approximate $135.0 million post-tax gain on disposal in the three and six months ended June 30, 2007. We expect to receive additional sale proceeds and record an additional gain of approximately $10 million to $15 million once regulatory approval is obtained for the facilities that were not transferred at closing. For additional information, see Note 6, Assets Held for Sale and Results of Discontinued Operations, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Diagnostic. The decrease in net operating revenues between the three and six months ended June 30, 2007 and the comparable periods of 2006 is attributable to lower scan volumes due to new restrictions imposed by certain payors and the negative impact on pricing of the Deficit Reduction Act for diagnostic imaging services effective January 1, 2007. Costs and expenses decreased in part due to the completed implementation of a new enterprise information technology system in the fourth quarter of 2006 and decreased costs associated with the outsourcing of collection activities in 2006. The results of operations of our diagnostic division also include impairment charges in certain periods presented. During the six months ended June 30, 2007, we wrote the intangible assets and certain long-lived assets of our diagnostic division down to their estimated fair value based on the estimated net proceeds we expected to receive from the divestiture of the division. During the three and six months ended June 30, 2006, facility closings and facilities experiencing negative cash flow from operations resulted in the division recognizing impairment charges related to long-lived assets. We determined the fair value of the impaired long-lived assets at a facility primarily based on the assets’ estimated fair value using valuation techniques that included discounted future cash flows and third-party appraisals.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, cash from operations, and Revolving Loans under our Credit Agreement (as defined in Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K).

We are highly leveraged. However, our leverage and liquidity are improving. During the second quarter of 2007, we used the net proceeds from the divestiture of our surgery centers and outpatient divisions to pay down debt. As a result of these transactions, our total debt outstanding has decreased from $3.4 billion as of December 31, 2006 to $2.4 billion as of June 30, 2007. We also used the net proceeds received from the divestiture of our diagnostic division in July 2007 to further reduce our total debt outstanding. In addition, in late 2007 or early 2008, we expect to further deleverage the Company through receipt of income tax refunds from amended and restated income tax returns from prior years. See Note 7, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report for additional information. However, no assurances can be given as to whether or when such income tax refunds will be received.

Approximately $65.0 million of our $2.4 billion of long-term debt outstanding as of June 30, 2007 represents amounts drawn under our $400 million revolving credit facility (excluding approximately $121.6 million utilized under the revolving letter of credit subfacility). Amounts were drawn from the revolving credit facility primarily due to the timing of interest payments and government settlement payments (as discussed in Note 22, Medicare Program Settlement, and Note 23, SEC Settlement, to the consolidated financial statements included in our March 2007 Form 8-K). Based on our current borrowing capacity and leverage ratio required under our Credit Agreement, we do not believe there is significant risk in our ability to make additional draws under our revolving credit facility, if needed.

The biggest risk relating to our high leverage is the possibility that a substantial down-turn in operating earnings could jeopardize our ability to service our debt payment obligations. In addition to debt service, we must also make the final settlement payments related to our Medicare Program Settlement and SEC Settlement (see Note 22, Medicare Program Settlement, and Note 23, SEC Settlement, to the consolidated financial statements included in our March 2007 Form 8-K). See also Item 1A, Risk Factors, of our 2006 Form 10-K and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in our March 2007 Form 8-K for a discussion of risks and uncertainties facing us. Changes in our business or other factors may occur that might have a material adverse impact on our financial position, results of operations, and cash flows.

Until we make these final settlement payments and are able to redirect our operating cash elsewhere in the Company, we will likely have a challenging cash management and liquidity environment. Once we are no longer making payments under our Medicare Program Settlement and SEC Settlement, and as we receive our income tax refunds, we expect our liquidity to continue to improve. However, no such assurances can be given as to whether or when such income tax refunds will be received.

We are now in Phase 2, or the operational and growth focus portion, of our strategic plan. During this phase, we will use operating cash flows and other sources of liquidity to take advantage of selected development opportunities in inpatient rehabilitative care. Specifically, we plan to explore consolidation opportunities as they arise and build new IRFs. Until we make the final settlement payments discussed above and are able to redirect our operating cash elsewhere in the Company, we may need to borrow on our revolving credit facility and/or enter into new financing agreements in order to execute our plan.

Sources and Uses of Cash

Our primary sources of funding are cash flows from operations and borrowings under long-term debt agreements. Over the past three years, our funds were used primarily to fund working capital requirements, make capital expenditures, and make payments under various settlement agreements. The following table shows the cash flows provided by or used in operating, investing, and financing activities for the six months ended June 30, 2007 and 2006, as well as the effect of exchange rates for those same periods:

	Six Months Ended June 30,
	2007	2006
	(In Millions)
Net cash used in operating activities	$ (111.0)	$ (58.2)
Net cash provided by investing activities	1,143.2	33.5
Net cash used in financing activities	(1,047.9)	(94.4)
Effect of exchange rate changes on cash and cash equivalents	0.1	0.1
Decrease in cash and cash equivalents	$ (15.6)	$ (119.0)

Operating activities. Operating cash associated with discontinued operations decreased from a $28.2 million source of cash in the six months ended June 30, 2006 to a $0.9 million use of cash in the six months ended June 30, 2007. Excluding the change in operating cash associated with discontinued operations, our net cash used in operating activities would have increased by approximately $23.7 million. This increase resulted from the timing and amounts of certain disbursements, including government settlements, period over period. Specifically, amounts paid to the SEC under a settlement agreement described in Note 23, SEC Settlement, to the consolidated financial statements included in the March 2007 Form 8-K increased by $12.5 million during the six months ended June 30, 2007 compared to the same period of 2006.

Investing activities. The increase in net cash provided by investing activities was due to the cash proceeds received from the divestiture of our surgery centers and outpatient divisions during the second quarter of 2007.

Financing activities. The increase in net cash used in financing activities was due to the use of the cash proceeds from the divestiture of our surgery centers and outpatient divisions to reduce debt outstanding under our Credit Agreement during the second quarter of 2007. During the six months ended June 30, 2007, we made approximately $976.3 million of net debt payments. During the six months ended June 30, 2006, we had net borrowings on our debt of approximately $66.6 million, including the issuance of convertible perpetual preferred stock.

Current Liquidity and Capital Resources

As of June 30, 2007, we had approximately $21.0 million in Cash and cash equivalents. This amount excludes approximately $50.9 million in restricted cash and $16.8 million of restricted marketable securities, which are assets whose use is restricted because of various obligations we have under lending agreements, partnership agreements, and other arrangements, primarily related to our captive insurance company. As of December 31, 2006, we had approximately $27.2 million in Cash and cash equivalents, $60.3 million in restricted cash, and $71.1 million of restricted marketable securities. See Note 1, Basis of Presentation, “Marketable Securities” to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited).

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

Funding Commitments

We have scheduled payments of $13.0 million and $71.7 million in the remainder of 2007 and 2008, respectively, related to long-term debt obligations. For additional information about our long-term debt obligations, see Note 5, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K.

We also have funding commitments related to legal settlements. As a result of the Medicare Program Settlement discussed in Note 22, Medicare Program Settlement, to the consolidated financial statements included in our March 2007 Form 8-K, we made principal payments of approximately $281.3 million to the United States during 2005, 2006, and the six months ended June 30, 2007. The remaining principal balance of $43.7 million will be paid in quarterly installments in the remainder of 2007. These amounts are exclusive of interest from November 4, 2004 at an annual rate of 4.125%. In addition to the Medicare Program Settlement, we reached an agreement with the SEC to resolve claims brought by the SEC against us in March 2003. As a result of the SEC Settlement, we made payments totaling $50.0 million to the SEC during 2005 and 2006. We paid an additional $25.0 million to the SEC in April 2007, and we will make the final $25.0 million payment to the SEC in October 2007.

During the six months ended June 30, 2007, we made capital expenditures of approximately $15.2 million. After our repositioning efforts, the total amounts budgeted for capital expenditures for 2007 approximate $50 million to $75 million. These expenditures include IT initiatives, new business opportunities, and equipment upgrades and purchases. Approximately $35 million of this budgeted amount is non-discretionary.

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

We are secondarily liable for certain lease obligations associated with sold facilities, including the sale of our surgery centers and outpatient divisions in the second quarter of 2007. As of June 30, 2007, we were secondarily liable for 192 such lease obligations. The remaining terms of these leases range from 1 month to 144 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximates $84.3 million.

Also, in connection with the closing of the transaction to sell our diagnostic division on July 31, 2007, HealthSouth remained as a guarantor of certain leases for properties and equipment and a guarantor to certain purchase and servicing contracts that were assigned to the buyer in connection with the sale. If we were required to perform under all such guarantees, we currently estimate the maximum amount we would be required to pay approximates $57.8 million. The remaining terms of these arrangements range from 3 to 224 months.

We have not recorded a liability for these guarantees, as we do not believe it is probable we will have to perform under these agreements. In the event we are required to perform under these guarantees, we could potentially have recourse against the purchaser for recovery of any amounts paid. In addition, the purchasers of our surgery centers, outpatient, and diagnostic divisions have agreed to seek releases from the lessors and vendors in favor of HealthSouth with respect to the guarantee obligations associated with these divestitures. To the extent the purchasers of these divisions are unable to obtain releases for HealthSouth, the purchasers have agreed to indemnify HealthSouth. For additional information regarding these guarantees, see Note 3, Guarantees, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Also, as discussed in Note 9, Settlements, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), our securities litigation settlement agreement requires us to indemnify the settling insurance carriers, to the extent permitted by law, for any amounts that they are legally obligated to pay to any non-settling defendants. As of June 30, 2007, we have not recorded a liability regarding these indemnifications, as we do not believe it is probable we will have to perform under the indemnification portion of these settlement agreements and any amount we would be required to pay is not estimable at this time.

As of June 30, 2007, we do not have any retained or contingent interest in assets as defined above.

As of June 30, 2007, we hold one derivative financial instrument, as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In March 2006, we entered into an interest rate swap related to our Credit Agreement, as discussed in Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2007, we are not involved in any unconsolidated SPE transactions.

Contractual Obligations

Our consolidated contractual obligations for continuing operations (excluding interest on long-term debt, a portion of which will be recognized in discontinued operations—See Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report) as of June 30, 2007, are as follows:

	Total	July 1 through December 31, 2007	2008 – 2009	2010 – 2011	2012 and Thereafter
	(In Millions)
Long-term debt obligations:
Long-term debt, excluding
revolving credit facility and
capital lease obligations(a)	$ 2,217.5	$ 6.0	$ 70.3	$ 25.5	$ 2,115.7
Revolving credit facility	65.0	–	–	–	65.0
Interest on long-term debt(b)	1,449.4	107.4	419.2	411.9	510.9
Capital lease obligations(c)	163.7	10.9	42.9	36.6	73.3
Operating lease obligations(d)(e)	250.4	19.6	65.9	45.7	119.2
Purchase obligations(e)(f)(g)	38.3	22.7	15.5	0.1	–
Other long-term liabilities:
Government settlements,
including interest when
applicable	69.5	69.5	–	–	–
Other liabilities(h)	8.1	2.1	2.9	0.4	2.7

(a)

Included in long-term debt are amounts owed on our bonds payable and notes payable to banks and others. These borrowings are further explained in Note 9, Long-term Debt, of the notes to the consolidated financial statements included in our March 2007 Form 8-K.

(b)

Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of June 30, 2007. Interest related to capital lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our condensed consolidated statements of operations and comprehensive income (loss). Amounts also exclude the impact of our interest rate swap.

(c)

Amounts include interest portion of future minimum capital lease payments. As of June 30, 2007, these amounts exclude approximately $8.4 million of capital lease obligations associated with facilities that are reported in discontinued operations.

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

(e)	Future operating lease obligations and purchase obligations are not recognized in our condensed consolidated balance sheet.

(f)

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HealthSouth and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Our purchase obligations primarily relate to software licensing and support, medical supplies, and telecommunications.

(g)

Amounts disclosed for purchase obligations exclude approximately $31.6 million of purchase obligations of our diagnostic division, which is reported in discontinued operations. These obligations primarily relate to software licensing and support, telecommunications, and equipment maintenance, including maintenance related to the IDX systems. The IDX systems include electronic imaging, electronic documentation management, billing, accounts receivable management, and business metrics, along with other features. These obligations were assumed by the buyer of the diagnostic division upon consummation of the transaction discussed in Note 1, Basis of Presentation, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. In order to transfer certain of these contracts to the buyer of the diagnostic division, HealthSouth was required to guarantee the underlying purchase obligations associated with such contracts to the applicable vendors. See Note 3, Guarantees, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

(h)

Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: medical malpractice and workers’ compensation risks, deferred income taxes, and our estimated liability for unsettled litigation. For more information, see Note 1, Summary of Significant Accounting Policies, “Self-Insured Risks,” Note 19, Income Taxes, and Note 25, Contingencies and Other Commitments, of the notes to the consolidated financial statements included in our March 2007 Form 8-K. Also, as discussed in Note 7, Income Taxes, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. At January 1, 2007, we had approximately $277.2 million of total gross unrecognized tax benefits. In addition, we had an accrual for related interest income of $38.5 million as of June 30, 2007. We are currently undergoing a process with the applicable taxing authorities that we expect will result in the resolution of these matters in late 2007 or early 2008. However, at this time, we cannot estimate a range of the reasonably possible change that may occur.

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

Since the filing of our 2006 Form 10-K, as amended, there have been no material changes to our critical accounting policies except for our adoption of FASB Interpretation No. 48 on January 1, 2007. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in our condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive income (loss). See Note 7, Income Taxes, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, for additional information regarding our adoption of FASB Interpretation No. 48 and our uncertain tax positions.

Recent Accounting Pronouncements

Since the filing of our 2006 Form 10-K, we do not believe any recently issued, but not yet effective, accounting standards will have a material effect on HealthSouth’s consolidated financial position, results of operations, or cash flows.

For additional information regarding recent accounting pronouncements, see Note 1, Basis of Presentation, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

Business Outlook

Our divestitures are now completed and our deleveraging plan is on track. We can now focus entirely on operating our IRFs and growing our inpatient rehabilitation business through bed expansion, consolidation in existing markets, de-novo projects in existing and new markets, and acquisitions in new markets. Although our initial focus for the next few years will be to enhance our position in the inpatient rehabilitation industry, over the longer term, we plan to look for growth opportunities in complementary post-acute services.

We are the nation’s largest provider of inpatient rehabilitation services, and we believe our size allows us to provide inpatient rehabilitative services on a cost-effective basis. Specifically, because of our large number of inpatient facilities, we can utilize standardized staffing models and take advantage of certain supply chain efficiencies. In addition, we are studying techniques that will allow us to continue to focus and improve our marketing efforts to drive compliant case growth and increase our market share. The success of our efforts to date were reflected in industry data published through the UDS for the first quarter of 2007, as discussed in the “Consolidated Results of Operations – Net Operating Revenues” section of this Item. Furthermore, our hospitals provide a broad base of clinical experience from which we have developed clinical best practices and protocols. We believe these clinical best practices and protocols help ensure the delivery of consistently high quality rehabilitative services across all of our hospitals.

Because most of our IRFs currently operate at, and have maintained since 2006, the 60% minimum qualifying patient mix threshold under the 75% Rule, we anticipate increasing volumes and continuing our market share growth of compliant cases through the third quarter of 2007. However, in the fourth quarter of 2007, as most of our IRFs approach a new cost reporting year, we anticipate declining volumes as we work to achieve compliance with the 65% threshold. We will continue our efforts to aggressively mitigate the impact of the 75% Rule through stronger sales and marketing efforts, expense controls, and development of post-acute services that are complementary to our IRFs.

Furthermore, we believe the continued implementation of the 75% Rule will pose a challenge for our competitors and create consolidation opportunities for us. We plan to take advantage of industry instability and market opportunities by commencing and/or completing five to eight development projects in 2007. As part of these development efforts, in April 2007, we signed an agreement to partner with Wellmont Health System (“Wellmont”) to own and operate a new IRF in Bristol, Virginia and to partner with Wellmont at our existing IRF in Kingsport, Tennessee. Also, we opened our second IRF in Puerto Rico in April 2007, and we opened a new 40-bed IRF in Fredericksburg, Virginia in July 2007.

During the remainder of 2007, we will continue our attempt to manage corporate expenses, including providing transition services to the divested divisions. We plan to rationalize our corporate overhead in relation to the size of our operations post-repositioning, though we will continue to incur costs associated with the installation of new accounting systems and costs associated with our continued investment in our internal audit function to protect the investment we have made in internal controls.

While we expect our 2007 operating results will be consistent with the fact that HealthSouth is emerging from a turnaround period and repositioning its business, we are optimistic about the long-term positioning of HealthSouth. We continue to offer high quality services. We believe inpatient rehabilitation is a growing market with considerable consolidation opportunities, and we believe the continued implementation of our deleveraging plan will allow us to take advantage of development and consolidation opportunities in that market as well as significantly lower our interest costs. Whatever market conditions we face, we will continue to seek opportunities to improve operations, stabilize our finances, and develop new facilities and post-acute services, with the ultimate goal of providing sustainable growth and return for our stockholders.

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
•

certain financial risks and challenges relating to the divestiture of our surgery centers, outpatient, and diagnostic divisions, such as disputes with former partners, working capital adjustments, uncertainties regarding regulatory approvals, guarantees of certain obligations, and certain contract termination or repurchase rights that may have been triggered by the divestitures;

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

Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net market value of our fixed rate debt but has no impact on interest expense or cash flows. Interest rate changes on variable rate debt impacts our interest expense and cash flows, but does not impact the net fair value of the underlying debt instruments. Our fixed and variable rate debt as of June 30, 2007 is shown in the following table:

	As of June 30, 2007
	Carrying Amount	% of Total	Estimated Fair Value	% of Total
	(In Millions)
Fixed rate debt	$ 662.7	29.1%	$ 717.0	30.3%
Variable rate debt	1,614.9	70.9%	1,646.2	69.7%
Total long-term debt	$ 2,277.6	100.0%	$ 2,363.2	100.0%

As discussed in more detail in Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K, in March 2006, we entered into an interest rate swap to effectively convert the floating rate of a portion of our Credit Agreement to a fixed rate in order to limit our exposure to variability in interest payments caused by changes in LIBOR. Under the interest rate swap agreement, we pay a fixed rate of 5.2% on $1.9 billion of variable rate debt, while the counterparties to the interest rate swap agreement pay a floating rate based on 3-month LIBOR. As of June 30, 2007, the fair market value of our interest rate swap approximated $3.8 million.

As discussed in Note 5, Long-term Debt, of our condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), during the second quarter of 2007, we used the net proceeds from the divestiture of surgery centers and outpatient divisions to reduce debt outstanding under our Credit Agreement. Due to these debt pre-payments, the notional amount of our interest rate swap now exceeds the principal amount of the debt to which it relates. Therefore, an increase in interest rates will reduce our interest expense, and a decrease in interest rates will increase our interest expense. Per the underlying swap agreement, the notional amount of our interest rate swap is scheduled to be reduced to $1.1 billion in March 2008.

Based on the variable rate of our debt as of June 30, 2007 and inclusive of the impact of the conversion of $1.9 billion of variable rate interest to a fixed rate via an interest rate swap, as discussed above, a 1% increase in interest rates would reduce interest expense by $2.5 million per year, while a 1% decrease in interest rates would result in an additional $2.5 million in interest expense per year. A 1% increase in interest rates would result in an approximate $34.9 million decrease in the estimated net fair value of our fixed rate debt, and a 1% decrease in interest rates would result in an approximate $33.9 million increase in its estimated net fair value.

Foreign operations, and the related market risks associated with foreign currencies, are currently, and have been, insignificant to our financial position, results of operations, and cash flows.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. This conclusion was based on the fact that the material weakness relating to internal controls over our accounting for income taxes that existed as of December 31, 2006 (as disclosed in our 2006 Form 10-K) was still present at June 30, 2007.

Changes in Internal Control Over Financial Reporting

There have been no material changes in Internal Control over Financial Reporting during the quarter ended June 30, 2007.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information relating to certain legal proceedings in which we are involved is included in Note 9, Settlements, and Note 10, Contingencies, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our 2006 Form 10-K, our March 2007 Form 8-K, and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007.

Item 1A. Risk Factors

Information regarding material changes in risk factors since the filing of our 2006 Form 10-K is included in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview – Key Challenges – Divestiture-Related Activities and Post-Closing Risk Factors.”

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2007 Annual Meeting of Stockholders on May 3, 2007. At the annual meeting, the stockholders voted on the election of all nine members of our board of directors and on the ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm. The voting results at the annual meeting were as follows:

Proposal One, election of directors, which passed:

Name of Nominee	Votes For	Votes Against	Votes Abstained	Broker Non-Votes
Edward A. Blechschmidt	77,553,555	1,340,544	N/A	154,851
Donald L. Correll	77,574,045	1,320,054	N/A	134,361
Yvonne M. Curl	77,561,946	1,332,153	N/A	146,460
Charles M. Elson	77,521,537	1,372,562	N/A	186,869
Jay Grinney	77,400,667	1,493,432	N/A	307,739
Jon F. Hanson	77,408,011	1,486,088	N/A	300,395
Leo I. Higdon, Jr.	64,345,169	14,548,930	N/A	13,363,237
John E. Maupin, Jr.	77,576,141	1,317,958	N/A	132,265
L. Edward Shaw, Jr.	77,670,169	1,223,930	N/A	38,237

Proposal Two, ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm, which passed:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
77,926,270	301,210	666,621	241,687

Item 5. Other Information

Effective August 1, 2007, Mark J. Tarr was named Executive Vice President of Operations, after having served as President of the Company’s inpatient division. Additionally, on or about August 3, 2007, John Markus resigned from his position as Executive Vice President and Chief Compliance Officer of the Company.

Information regarding the termination of an agreement to sell the Company’s corporate campus is included in Note 1, Basis of Presentation, “Impairment of Long-lived Assets,” to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Item 6. Exhibits

No.	Description
2.1	Amended and Restated Stock Purchase Agreement, dated as of March 25, 2007, by and between HealthSouth Corporation and ASC Acquisition LLC.
2.2

Letter Agreement, dated May 1, 2007, by and between HealthSouth Corporation and Select Medical Corporation (incorporated by reference to Exhibit 2.3 to HealthSouth’s Quarterly Report on 10-Q filed on May 9, 2007).

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
John L. Workman
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Date: August 8, 2007

EXHIBIT INDEX

No.	Description
2.1	Amended and Restated Stock Purchase Agreement, dated as of March 25, 2007, by and between HealthSouth Corporation and ASC Acquisition LLC.
2.2

Letter Agreement, dated May 1, 2007, by and between HealthSouth Corporation and Select Medical Corporation (incorporated by reference to Exhibit 2.3 to HealthSouth’s Quarterly Report on 10-Q filed on May 9, 2007).

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