Form 10-Q
period 2007-09-30
HEALTHSOUTH CORP
filed 2007-11-06
CIK 785161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The registrant had 78,832,382 shares of common stock outstanding, net of treasury shares, as of October 30, 2007.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2007	December 31, 2006
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$ 15.9	$ 27.1
Current portion of restricted cash	53.2	60.3
Current portion of restricted marketable securities	17.5	37.5
Accounts receivable, net of allowance for doubtful accounts of $36.3 in 2007;
$35.3 in 2006	229.7	213.9
Insurance recoveries receivable	230.0	230.0
Other current assets	98.4	78.0
Current assets held for sale	24.2	233.5
Total current assets	668.9	880.3
Property and equipment, net	755.0	810.5
Goodwill	406.0	406.1
Intangible assets, net	27.2	30.4
Investment in and advances to nonconsolidated affiliates	41.3	37.7
Assets held for sale	87.9	834.4
Income tax refund receivable	453.7	218.8
Other long-term assets	88.9	142.6
Total assets	$ 2,528.9	$ 3,360.8
Liabilities and Shareholders’ Deficit
Current liabilities:
Current portion of long-term debt	$ 40.9	$ 33.6
Accounts payable	50.1	66.9
Accrued expenses and other current liabilities	364.5	372.4
Government, class action, and related settlements	429.3	570.6
Current liabilities held for sale	134.7	218.0
Total current liabilities	1,019.5	1,261.5
Long-term debt, net of current portion	2,351.9	3,343.1
Liabilities held for sale	6.6	40.6
Other long-term liabilities	175.4	241.7
	3,553.4	4,886.9
Commitments and contingencies
Minority interest in equity of consolidated affiliates	93.6	271.1
Convertible perpetual preferred stock, $.10 par value; 1,500,000 shares authorized;
400,000 issued in 2007 and 2006; liquidation preference of $1,000 per share	387.4	387.4
Shareholders’ deficit:
Common stock, $.01 par value; 200,000,000 shares authorized;
issued: 88,112,764 in 2007; 87,999,513 in 2006	0.9	0.9
Capital in excess of par value	2,838.7	2,849.5
Accumulated deficit	(4,018.9)	(4,713.9)
Accumulated other comprehensive (loss) income	(1.2)	1.6
Treasury stock, at cost (9,519,218 shares in 2007 and 9,320,001 shares in
2006)	(325.0)	(322.6)
Notes receivable from shareholders, officers, and management employees	–	(0.1)
Total shareholders’ deficit	(1,505.5)	(2,184.6)
Total liabilities and shareholders’ deficit	$ 2,528.9	$ 3,360.8

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed balance sheets.

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In Millions)
Net operating revenues	$ 431.6	$ 413.5	$ 1,313.5	$ 1,288.8
Operating expenses:
Salaries and benefits	213.1	205.3	642.1	612.3
Other operating expenses	66.1	48.5	195.1	175.5
General and administrative expenses	27.5	36.5	107.2	107.6
Supplies	24.2	25.4	75.1	75.5
Depreciation and amortization	19.9	20.7	57.8	63.3
Impairment of long-lived assets	0.4	–	15.1	–
Recovery of amounts due from Richard M. Scrushy	–	(35.0)	–	(35.0)
Occupancy costs	12.8	15.6	38.5	39.9
Provision for doubtful accounts	5.7	11.1	26.6	25.9
Loss on disposal of assets	0.6	1.0	2.2	5.2
Government, class action, and related settlements
expense	3.9	28.4	(31.7)	49.9
Professional fees—accounting, tax, and legal	9.2	23.1	44.3	99.4
Total operating expenses	383.4	380.6	1,172.3	1,219.5
Loss on early extinguishment of debt	2.2	–	19.9	365.6
Interest expense and amortization of debt discounts and fees	60.2	56.8	177.9	176.8
Other income	(9.4)	(0.8)	(14.5)	(5.7)
Loss on interest rate swap	21.4	28.7	6.8	13.9
Equity in net income of nonconsolidated affiliates	(2.3)	(2.4)	(7.4)	(6.8)
Minority interests in earnings of consolidated affiliates	7.2	6.6	23.2	22.8
Loss from continuing operations before
income tax (benefit) expense	(31.1)	(56.0)	(64.7)	(497.3)
Provision for income tax (benefit) expense	(281.1)	2.1	(288.2)	21.0
Income (loss) from continuing operations	250.0	(58.1)	223.5	(518.3)
Income (loss) from discontinued operations, net of income
tax (benefit) expense	37.6	(18.0)	475.7	(35.4)
Net income (loss)	287.6	(76.1)	699.2	(553.7)
Convertible perpetual preferred dividends	(6.5)	(6.5)	(19.5)	(15.7)
Net income (loss) available to common shareholders	$ 281.1	$ (82.6)	$ 679.7	$ (569.4)
Comprehensive income (loss):
Net income (loss)	$ 287.6	$ (76.1)	$ 699.2	$ (553.7)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	–	0.4	0.1	0.3
Unrealized gain (loss) on available-for-sale securities	0.3	1.6	(3.0)	1.4
Other comprehensive income (loss), net of tax	0.3	2.0	(2.9)	1.7
Comprehensive income (loss)	$ 287.9	$ (74.1)	$ 696.3	$ (552.0)

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In Millions, Except Per Share Data)
Weighted average common shares outstanding:
Basic	78.5	79.6	78.6	79.5
Diluted	91.8	92.9	91.9	89.6
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations available
to common shareholders	$ 3.10	$ (0.81)	$ 2.60	$ (6.72)
Income (loss) from discontinued operations, net
of income tax (benefit) expense	0.48	(0.23)	6.05	(0.44)
Net income (loss) per share available to common
shareholders	$ 3.58	$ (1.04)	$ 8.65	$ (7.16)
Diluted:
Income (loss) from continuing operations available
to common shareholders	$ 2.72	$ (0.81)	$ 2.43	$ (6.72)
Income (loss) from discontinued operations, net
of income tax (benefit) expense	0.41	(0.23)	5.18	(0.44)
Net income (loss) per share available to common
shareholders	$ 3.13	$ (1.04)	$ 7.61	$ (7.16)

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In Millions)
Net cash used in operating activities	$ (145.6)	$ (79.3)

Cash flows from investing activities:
Capital expenditures	(25.2)	(42.6)
Proceeds from sale and maturities of marketable securities	–	32.1
Proceeds from sale and maturities of restricted marketable securities	65.8	8.8
Purchase of investments	–	(8.2)
Purchase of restricted investments	(11.3)	(83.4)
Net change in restricted cash	7.1	97.5
Other	2.2	(0.5)
Net cash provided by investing activities of discontinued operations—
Proceeds from divestiture of divisions	1,146.3	–
Other investing activities of discontinued operations	3.0	50.2
Net cash provided by investing activities	1,187.9	53.9

Cash flows from financing activities:
Checks in excess of bank balance	10.6	(3.9)
Principal borrowings on notes	–	3,050.0
Proceeds from bond issuance	–	1,000.0
Principal payments on debt	(920.9)	(4,431.8)
Borrowings on revolving credit facility	260.0	100.0
Payments on revolving credit facility	(315.0)	(50.0)
Principal payments under capital lease obligations	(9.6)	(10.1)
Issuance of convertible perpetual preferred stock	–	400.0
Dividends paid on convertible perpetual preferred stock	(13.0)	(9.2)
Preferred stock issuance costs	–	(12.6)
Debt amendment and issuance costs	(11.2)	(79.2)
Distributions to minority interests of consolidated affiliates	(19.5)	(12.3)
Other	0.1	0.1
Net cash used in financing activities of discontinued operations	(48.3)	(59.1)
Net cash used in financing activities	(1,066.8)	(118.1)

Effect of exchange rate on cash and cash equivalents	0.1	0.3
Decrease in cash and cash equivalents	(24.4)	(143.2)
Cash and cash equivalents at beginning of period	27.1	166.6
Cash and cash equivalents of divisions and facilities held for sale at beginning
of period	14.4	12.5
Less: Cash and cash equivalents of divisions and facilities held for sale at end
of period	(1.2)	(12.5)
Cash and cash equivalents at end of period	$ 15.9	$ 23.4

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

The accompanying unaudited condensed consolidated financial statements of HealthSouth Corporation and Subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes filed with the United States Securities and Exchange Commission (the “SEC”) in HealthSouth’s Current Report on Form 8-K filed on March 30, 2007 (the “March 2007 Form 8-K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted in these interim statements, as allowed by such SEC rules and regulations. The condensed consolidated balance sheet as of December 31, 2006 has been derived, adjusted for discontinued operations as discussed below, from audited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.

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

1.

As previously reported, on January 27, 2007, we entered into an agreement with Select Medical Corporation (“Select Medical”), a privately owned operator of specialty hospitals and outpatient rehabilitation facilities, to sell our outpatient rehabilitation division for approximately $245 million in cash, subject to certain adjustments. This transaction closed on May 1, 2007, other than with respect to certain facilities for which approvals for the transfer to Select Medical had not yet been received as of such date. On October 31, 2007, we received approval for the transfer of the remaining facilities to Select Medical. See also Note 6, Assets Held for Sale and Results of Discontinued Operations.

2.

As previously reported, on March 25, 2007, we entered into an agreement to sell our surgery centers division to ASC Acquisition LLC (“ASC”), a Delaware limited liability company and newly formed affiliate of TPG Partners V, L.P. (“TPG”), a private investment partnership. The purchase price consisted of cash consideration of $920 million, subject to certain adjustments, and a contingent option to acquire up to a 5% equity interest in the new company. This transaction closed on June 29, 2007, other than with respect to certain facilities for which approvals for the transfer to ASC had not yet been received as of such date. During the third quarter of 2007, we received approval for the transfer of a portion of these facilities, but others remain pending. See also Note 6, Assets Held for Sale and Results of Discontinued Operations. ASC now owns and operates this business as Surgical Care Affiliates, LLC, a stand-alone surgical services company.

3.

As previously reported, on April 19, 2007, we entered into an agreement with an affiliate of The Gores Group, a private equity firm, to sell our diagnostic division for approximately $47.5 million, subject to certain adjustments. This transaction closed on July 31, 2007, other than with respect to one facility for which approval for the transfer had not yet been received as of such date. See also Note 6, Assets Held for Sale and Results of Discontinued Operations. The Gores Group now owns and operates this business as Diagnostic Health Corporation, a stand-alone diagnostic imaging services company.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As a result of the foregoing, our surgery centers, outpatient, and diagnostic divisions are reported as held for sale in our condensed consolidated balance sheets and in discontinued operations in our condensed consolidated statements of operations and comprehensive income (loss) and our condensed consolidated statements of cash flows in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Amounts classified as assets held for sale declined from December 31, 2006 to September 30, 2007 due primarily to the closing of the transactions to sell these divisions in the second and third quarters of 2007.

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

Reclassifications—

Certain financial results have been reclassified to conform to the current period presentation. For the three months ended September 30, 2007, such reclassifications primarily relate to two long-term acute care hospitals (“LTCHs”) and one other entity we sold or closed during the third quarter of 2007 that qualified under FASB Statement No. 144 to be reported as assets held for sale and discontinued operations. Since the filing of our March 2007 Form 8-K, such reclassifications include the qualification of our surgery centers, outpatient, and diagnostic divisions as assets held for sale and discontinued operations under FASB Statement No. 144, as well as certain inpatient hospitals and our electro-shock wave lithotripter units we closed or sold in the first and second quarters of 2007 that also qualified under FASB Statement No. 144. We reclassified our condensed consolidated balance sheet as of December 31, 2006 to show the assets and liabilities of these qualifying divisions and facilities as held for sale. We also reclassified our condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2006 and our condensed consolidated statement of cash flows for the nine months ended September 30, 2006 to show the results of those qualifying divisions and facilities as discontinued operations. We also reclassified certain expenses considered to be corporate overhead historically reported primarily within the lines entitled Salaries and benefits and Other operating expenses into General and administrative expenses in our condensed consolidated statements of operations and comprehensive income (loss). These expenses primarily include administrative expenses such as corporate accounting, internal controls, legal, and information technology services.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

As of December 31, 2006, we had approximately $71.1 million of restricted marketable securities included in our condensed consolidated balance sheet, of which approximately $33.6 million was included in Other long-term assets. These marketable securities represent assets held at our wholly owned insurance captive, HCS, Ltd. (“HCS”), in the Cayman Islands. HCS handles professional liability, workers’ compensation, and other insurance claims on behalf of HealthSouth. These funds are committed to pay third-party administrators for claims incurred and are restricted by insurance regulations and requirements in the Cayman Islands. During the first quarter of 2007, it was determined that there was excess cash and investments associated with HCS. We received the permission of the Cayman Islands Monetary Authority to advance approximately $65.0 million of these excess funds from HCS to HealthSouth. The funds advanced to HealthSouth included cash that resulted from the liquidation of certain of these marketable securities. HealthSouth used the advance to fund current operations.

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

	September 30, 2007	December 31, 2006
Medicare	56.8%	56.3%
Medicaid	3.2%	3.6%
Workers’ compensation	3.8%	4.6%
Managed care and other discount plans	22.2%	24.6%
Other third-party payors	10.3%	8.6%
Patients	3.7%	2.3%
Total	100.0%	100.0%

During the three months ended September 30, 2007 and 2006, approximately 66.0% and 68.1%, respectively, of our Net operating revenues related to patients participating in the Medicare program. During the nine months ended September 30, 2007 and 2006, approximately 67.7% and 68.7%, respectively, of our Net operating revenues related to patients participating in the Medicare program. While revenues and accounts receivable from government agencies are significant to our operations, we do not believe there are significant credit risks associated with these government agencies. Because Medicare traditionally pays claims faster than our other third-party payors, the percentage of our Medicare charges in accounts receivable is less than the percentage of our Medicare revenues. We do not believe there are any other significant concentrations of revenues from any particular payor that would subject us to any significant credit risks in the collection of our accounts receivable.

Impairment of Long-lived Assets—

On June 1, 2007, we entered into an agreement with an investment fund sponsored by Trammell Crow Company (“Trammell Crow”) pursuant to which Trammell Crow agreed to acquire our corporate campus for a purchase price of approximately $60 million, subject to certain adjustments. During the nine months ended

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2007, we wrote the long-lived assets associated with our corporate campus down by $14.5 million to their estimated fair value based on the estimated net proceeds we expected to receive from this sale.

The agreement to sell our corporate campus to Trammell Crow was terminated on August 7, 2007, pursuant to an opt-out provision in the agreement. The Company is considering various alternatives for its corporate campus, recognizing the current downturn in credit markets and its potential impact on any sale transaction.

Subsequent Event—Retirement of Shares—

As discussed in Note 10, Contingencies, in November 2006, we received 723,921shares of our common stock with a market value of approximately $14.8 million from Richard M. Scrushy, our former chairman and chief executive officer, in partial payment for a summary judgment against Mr. Scrushy on a claim for the restitution of incentive bonuses Mr. Scrushy received for years 1996 through 2002. These shares are included in Treasury stock in our condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006. On November 1, 2007, our board of directors approved the retirement of these shares.

Recent Accounting Pronouncements—

Since the filing of our 2006 Annual Report on Form 10-K (the “2006 Form 10-K”), we do not believe any recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

2. Liquidity:

During the second and third quarters of 2007, we used the net proceeds from the divestiture of our surgery centers, outpatient, and diagnostic divisions to pay down debt. As a result of these transactions, our total debt outstanding has decreased from $3.4 billion as of December 31, 2006 to $2.4 billion as of September 30, 2007. However, we remain highly leveraged.

In October 2007, we used approximately $405 million of our $440 million income tax recovery from the Internal Revenue Service (the “IRS”) (See Note 5, Long-term Debt, and Note 7, Income Taxes) to pay down amounts outstanding under our Credit Agreement. Also in October 2007, we used available cash to redeem approximately $19 million of our 10.75% Senior Notes due 2016.

Approximately $115.0 million of our $2.4 billion of long-term debt outstanding as of September 30, 2007 represents amounts drawn under our $400 million revolving credit facility (excluding approximately $121.3 million utilized under the revolving letter of credit subfacility). Amounts were drawn from the revolving credit facility primarily due to the timing of interest payments and government settlement payments (as discussed in Note 9, Settlements), as well as the redemption of a portion of our 10.75% Senior Notes due 2016 (as discussed in Note 5, Long-term Debt). As of October 31, 2007, we had $22 million drawn under our revolving credit facility. Based on our current borrowing capacity and leverage ratio required under our Credit Agreement, we do not believe there is significant risk in our ability to make additional draws under our revolving credit facility, if needed.

We have scheduled payments of $6.5 million and $71.5 million in the remainder of 2007 and 2008, respectively, related to long-term debt obligations (see Note 5, Long-term Debt). In addition to debt service, we expect to make the final payment of $21.9 million for the Medicare Program Settlement in December 2007, and we made the final $25.0 million payment related to our SEC Settlement in October 2007 (See Note 22, Medicare Program Settlement, and Note 23, SEC Settlement, to the consolidated financial statements included in our March 2007 Form 8-K). Once these settlement payments are behind us, we will be able to redirect our operating cash elsewhere in the Company.

The biggest risk relating to our high leverage is the possibility that a substantial down-turn in operating earnings could impair our ability to comply with the financial covenants contained within our Credit Agreement. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

us, and such relief might not be on terms as favorable to those in our existing Credit Agreement. A default due to violation of the covenants contained within our Credit Agreement could require us to immediately repay all amounts then outstanding under the Credit Agreement. See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in our March 2007 Form 8-K for a discussion of risks and uncertainties facing us. Changes in our business or other factors may occur that might have a material adverse impact on our financial position, results of operations, and cash flows.

3. Guarantees:

In conjunction with the sale of certain facilities, including the sale of our surgery centers, outpatient, and diagnostic divisions in the second and third quarters of 2007, HealthSouth assigned, or remained as a guarantor on, the leases of certain properties and equipment to certain purchasers and, as a condition of the lease, agreed to act as a guarantor of the purchaser’s performance on the lease. HealthSouth also remained as a guarantor to certain purchase and servicing contracts that were assigned to the buyer of our diagnostic division in connection with the sale. Should the purchaser fail to pay the obligations due on these leases or contracts, the lessor or vendor would have contractual recourse against us.

As of September 30, 2007, we were secondarily liable for 202 such guarantees. The remaining terms of these guarantees range from 1 month to 141 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximates $138.9 million.

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

These guarantees are not secured by any assets under the agreements. As of September 30, 2007, we have not been required to perform under any such guarantees.

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

The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net operating revenues	$ 15.8	$ 14.7	$ 48.4	$ 45.3
Operating expenses	(10.1)	(9.8)	(31.3)	(29.8)
Income from continuing operations	5.7	4.9	17.1	15.5
Net income	5.4	4.6	16.5	14.4

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

During the third quarter of 2007, we sold our remaining investment in Source Medical Solutions, Inc. (“Source Medical”) to Source Medical and recorded a gain on sale of approximately $8.6 million. This gain is included in Other income in our condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2007. See Note 8, Investment in and Advances to Nonconsolidated Affiliates, to the financial statements included in our March 2007 Form 8-K for more information on Source Medical. As a result of this transaction, we have no further affiliation or material related party contracts with Source Medical.

5. Long-term Debt:

Our long-term financing obligations outstanding consist of the following (in millions):

	September 30, 2007	December 31, 2006
Advances under $400 million revolving credit facility	$ 115.0	$ 170.0
Term Loan Facility	1,152.0	2,039.8
Bonds Payable—
7.000% Senior Notes due 2008	5.0	5.0
10.750% Senior Subordinated Notes due 2008	30.3	30.2
8.500% Senior Notes due 2008	9.4	9.4
8.375% Senior Notes due 2011	0.3	0.3
7.625% Senior Notes due 2012	1.5	1.5
Floating Rate Senior Notes due 2014	375.0	375.0
10.75% Senior Notes due 2016	584.6	615.9
Notes payable to banks and others at interest rates from 9.8% to 12.9%	4.7	5.0
Capital lease obligations	115.0	124.6
	2,392.8	3,376.7
Less: Current portion	(40.9)	(33.6)
Long-term debt, net of current portion	$ 2,351.9	$ 3,343.1

For a description of our indebtedness, see Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K.

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
October 1 through December 31, 2007	$ 6.5	$ 6.3
2008	71.5	70.9
2009	28.4	27.7
2010	28.8	28.1
2011	24.6	23.7
2012	137.7	136.8
Thereafter	2,103.5	2,099.3
Total	$ 2,401.0	$ 2,392.8

As discussed in Note 1, Basis of Presentation, we closed the transaction to sell our outpatient division to Select Medical on May 1, 2007. During the second quarter of 2007, we used approximately $212 million of the net proceeds from this transaction to reduce debt outstanding under our Credit Agreement.

As also discussed in Note 1, Basis of Presentation, we closed the transaction to sell our surgery centers division to an affiliate of TPG on June 29, 2007. During the second quarter of 2007, we used approximately $873 million of the net proceeds from this transaction to reduce debt outstanding under our Credit Agreement.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As also discussed in Note 1, Basis of Presentation, we closed the transaction to sell our diagnostic division to The Gores Group on July 31, 2007. During the third quarter of 2007, we used approximately $40 million of the net proceeds from this transaction to reduce debt outstanding under our Credit Agreement.

As a result of the above pre-payments under our Credit Agreement, the quarterly installments due on our Term Loan Facility (as defined in Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K) were reduced from approximately $5.1 million to approximately $2.9 million, with the balance payable upon the final maturity of the Term Loan Facility in 2013.

During the third quarter of 2007, we used available cash and borrowings on our revolving credit facility to redeem approximately $32 million of our 10.75% Senior Notes due 2016.

As a result of the pre-payments to our Credit Agreement and 10.75% Senior Notes due 2016 discussed above, we allocated a portion of the debt discounts and fees associated with these agreements to the debt that was extinguished and wrote off debt discounts and fees totaling approximately $2.2 million and $19.9 million to Loss on early extinguishment of debt during the three and nine months ended September 30, 2007, respectively.

As discussed in Note 7, Income Taxes, we received approximately $440 million of federal income tax refunds, including interest, from the IRS in October 2007. We used approximately $405 million of these income tax refunds to reduce debt outstanding under our Credit Agreement, with the remainder used to pay expenses incurred to obtain the income tax refund and for other general corporate purposes. As a result of this pre-payment, the quarterly installments due on our Term Loan Facility were reduced from approximately $2.9 million (as of September 30, 2007) to approximately $2.3 million, with the balance payable upon the final maturity of the Term Loan Facility in 2013. Also as a result of this pre-payment, we will allocate a portion of the loan fees associated with our Credit Agreement to the debt that was extinguished and will write off loan fees totaling approximately $5.4 million to Loss on early extinguishment of debt during the fourth quarter of 2007.

In addition, during October 2007, we used available cash to redeem an additional $19 million of our 10.75% Senior Notes due 2016. The write-off of bond discounts and fees associated with this redemption will not be material to our financial position, results of operations, or cash flows.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Continuing operations:
Interest expense	$ 58.4	$ 54.8	$ 171.8	$ 160.5
Amortization of debt discounts	0.2	0.1	0.4	1.2
Amortization of consent fees/bond issue costs	0.5	0.6	1.5	5.8
Amortization of loan fees	1.1	1.3	4.2	9.3
Total interest expense and amortization of debt
discounts and fees for continuing operations	60.2	56.8	177.9	176.8
Discontinued operations:
Interest expense	0.7	26.2	45.3	75.8
Total interest expense for discontinued
operations	0.7	26.2	45.3	75.8
Total interest expense and amortization of debt
discounts and fees	$ 60.9	$ 83.0	$ 223.2	$ 252.6

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

Per the underlying swap agreement, the notional amount of our interest rate swap was scheduled to be reduced from $1.9 billion to $1.1 billion in March 2008. However, due to the pre-payments discussed above and current market conditions, we decreased the notional amount of our interest rate swap to $1.1 billion in October 2007. Fees associated with this transaction were not material to our results of operations, financial position, or cash flows. See Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional information.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

6. Assets Held for Sale and Results of Discontinued Operations:

For the two hospitals and entity identified during the three months ended September 30, 2007 that met the requirements of FASB Statement No. 144, we reclassified our condensed consolidated balance sheet as of December 31, 2006 to show the assets and liabilities of those facilities as held for sale. We also reclassified our condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2006 and our condensed consolidated statement of cash flows for the nine months ended September 30, 2006 to show the results of those hospitals as discontinued operations. The operating results of discontinued operations, including the allocation of $0.3 million and $23.6 million of interest expense for the three months ended September 30, 2007 and 2006, respectively, and $43.3 million and $65.8 million of interest expense for the nine months ended September 30, 2007 and 2006, respectively, (as discussed in Note 5, Long-term Debt), are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net operating revenues	$ 41.2	$ 331.8	$ 603.3	$ 1,050.3
Costs and expenses	36.4	349.9	574.6	1,075.8
Impairments	1.3	0.2	37.2	6.9
Income (loss) from discontinued
operations	3.5	(18.3)	(8.5)	(32.4)
Gain on disposal of assets of discontinued
operations	1.6	4.6	3.1	9.3
Gain on divestiture of divisions	40.4	–	443.6	–
Income tax (expense) benefit	(7.9)	(4.3)	37.5	(12.3)
Income (loss) from discontinued
operations, net of tax	$ 37.6	$ (18.0)	$ 475.7	$ (35.4)

As discussed in Note 10, Contingencies, we have recorded charges related to ongoing negotiations with certain of our subsidiary partnerships related to the restatement of their historical financial statements. The portion of these charges that is attributable to partnerships of our surgery centers division has been included in our results of discontinued operations. No charges were made to partnerships in our outpatient or diagnostic divisions during the periods presented. We have and may continue to incur additional charges related to these ongoing negotiations with our partners and former partners.

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

The income tax benefit of our results of discontinued operations for the nine months ended September 30, 2007 is comprised primarily of (1) $61.8 million related to the reversal upon sale of deferred tax liabilities arising from indefinite-lived intangible assets of our surgery centers division and (2) $22.7 million of expense attributable to the utilization of the 2007 loss from continuing operations.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Assets and liabilities held for sale consist of the following (in millions):

	September 30, 2007	December 31, 2006
Assets:
Cash and cash equivalents	$ 1.2	$ 14.4
Current portion of restricted cash	4.7	43.2
Accounts receivable, net	7.8	160.5
Other current assets	10.5	15.4
Total current assets	24.2	233.5
Property and equipment, net	19.2	288.2
Goodwill	58.5	490.9
Intangible assets, net	2.8	25.8
Other long-term assets	7.4	29.5
Total long-term assets	87.9	834.4
Total assets	$ 112.1	$ 1,067.9
Liabilities:
Current portion of long-term debt	$ 0.4	$ 3.4
Accounts payable	2.9	39.4
Accrued expenses and other current liabilities	19.2	86.3
Deferred amounts related to sale of surgery centers division	66.3	–
Refunds due patients and other third-party payors	45.9	88.9
Total current liabilities	134.7	218.0
Long-term debt, net of current portion	3.7	22.2
Other long-term liabilities	2.9	18.4
Total long-term liabilities	6.6	40.6
Total liabilities	$ 141.3	$ 258.6

Refunds due patients and other third-party payors consist primarily of overpayments received from our patients and other third-party payors. In instances where we are unable to determine the party due the refund, these amounts can become subject to escheat property laws and payable to various tax jurisdictions. These liabilities remained with HealthSouth after each transaction closed. We are negotiating the settlement of these amounts with third-party payors and various tax jurisdictions. The result of these ongoing settlement negotiations may impact the carrying value of these liabilities, and the resulting cash obligation, if any.

Our condensed consolidated financial statements include all assets, liabilities, revenues, and expenses of less-than-100%-owned affiliates that we control. Accordingly, we have recorded minority interests in the earnings and equity of such entities. As of September 30, 2007 and December 31, 2006, approximately $8.8 million and $183.7 million, respectively, of our consolidated Minority interest in equity of consolidated affiliates represent minority interests associated with our surgery centers, outpatient, and diagnostic divisions.

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

As noted above, the closing of the sale of the surgery centers division occurred on June 29, 2007, other than with respect to certain facilities for which approvals for the transfer to ASC had not yet been received as of such date. In connection with the closing, HealthSouth and ASC agreed, among other things, that HealthSouth would

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

retain its ownership interest in certain surgery centers until regulatory approvals for the transfer of such surgery centers to ASC have been received. In that regard, ASC will manage the operations of such surgery centers until such approvals have been received, and HealthSouth and ASC entered into arrangements designed to place them in approximately the same economic position, whether positive or negative, they would have occupied had all regulatory approvals been received prior to closing. Upon receipt of such approvals, HealthSouth’s ownership interest in such facilities will be transferred to ASC. No portion of the purchase price was withheld at closing pending the transfer of these facilities. In the event regulatory approval for the transfer of any such facility is not received within one year, HealthSouth would be required to return to ASC a portion of the purchase price allocated to such facility. During the third quarter of 2007, we received approval for the transfer of a portion of these facilities, but others remain pending.

During the third quarter of 2007, we also reached an agreement with certain of our remaining partners to sell an additional facility to ASC. This facility was an opt-out partnership at the time the original transaction closed with ASC. After deducting deal and separation costs, we received approximately $16.2 million of net cash proceeds in conjunction with the sale of this facility.

The assets and liabilities presented below for the surgery centers division include the assets and liabilities associated with those facilities that had not been transferred as of September 30, 2007, as these assets will not be transferred until approval for such transfer is obtained. As of September 30, 2007, we have deferred approximately $66.3 million of cash proceeds received at closing associated with these facilities awaiting regulatory approval for the transfer of such facilities to ASC. We will continue to report the results of operations of these facilities in discontinued operations until the transfer of these facilities occurs.

The assets and liabilities of the surgery centers division reported as held for sale consist of the following (in millions):

	September 30, 2007	December 31, 2006
Assets:
Cash and cash equivalents	$ –	$ 12.0
Current portion of restricted cash	0.8	31.8
Accounts receivable, net	1.6	84.5
Other current assets	5.2	9.0
Total current assets	7.6	137.3
Property and equipment, net	13.1	181.3
Goodwill	48.8	462.5
Intangible assets, net	1.9	17.8
Other long-term assets	4.5	24.1
Total long-term assets	68.3	685.7
Total assets	$ 75.9	$ 823.0
Liabilities:
Current portion of long-term debt	$ 0.4	$ 2.2
Accounts payable	1.4	22.4
Accrued expenses and other current liabilities	4.0	46.8
Deferred amounts related to sale of surgery centers division	66.3	–
Refunds due patients and other third-party payors	10.7	26.8
Total current liabilities	82.8	98.2
Long-term debt, net of current portion	2.5	17.9
Other long-term liabilities	0.3	7.3
Total long-term liabilities	2.8	25.2
Total liabilities	$ 85.6	$ 123.4

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The operating results of the surgery centers division included in discontinued operations consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net operating revenues	$ 12.0	$ 180.0	$ 375.1	$ 566.3
Costs and expenses	10.6	183.2	345.3	559.4
Impairments	0.8	–	3.8	1.6
Income (loss) from discontinued
operations	0.6	(3.2)	26.0	5.3
(Loss) gain on disposal of assets of
discontinued operations	(0.1)	0.6	1.8	14.8
Gain on divestiture of division	49.2	–	317.8	–
Income tax (expense) benefit	(6.3)	(3.7)	42.2	(11.5)
Income (loss) from discontinued
operations, net of tax	$ 43.4	$ (6.3)	$ 387.8	$ 8.6

As a result of the disposition of our surgery centers division, we recorded a $329.9 million post-tax gain on disposal in the second quarter of 2007. During the third quarter of 2007, we received approval for the transfer of additional facilities to ASC, and we recorded an additional post-tax gain of $49.2 million as a result of such transfers. We expect to record an additional post-tax gain of approximately $12 million to $22 million once approval is obtained for the facilities that remain pending.

In connection with this divestiture, we entered into a transition services agreement (“TSA”) with ASC whereby we continue to provide back-office services related to the operations of our surgery centers division. These back-office services include certain information technology, accounting and finance, and human resource support services, among others. Services are expected to be provided for periods of up to 12 months, although certain services are subject to short extension periods. ASC compensates us for these services, as outlined in the TSA. Such compensation is not material to either HealthSouth or the operations of the surgery centers division.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The assets and liabilities of the outpatient division reported as held for sale consist of the following (in millions):

	September 30, 2007	December 31, 2006
Assets:
Cash and cash equivalents	$ –	$ 0.6
Accounts receivable, net	1.8	36.9
Other current assets	3.6	1.5
Total current assets	5.4	39.0
Property and equipment, net	1.8	32.7
Goodwill	9.7	28.4
Intangible assets, net	0.9	3.7
Other long-term assets	–	0.3
Total long-term assets	12.4	65.1
Total assets	$ 17.8	$ 104.1
Liabilities:
Current portion of long-term debt	$ –	$ 0.7
Accounts payable	0.1	2.8
Accrued expenses and other current liabilities	7.0	22.8
Refunds due patients and other third-party payors	26.1	46.7
Total current liabilities	33.2	73.0
Long-term debt, net of current portion	1.2	2.2
Other long-term liabilities	0.2	3.1
Total long-term liabilities	1.4	5.3
Total liabilities	$ 34.6	$ 78.3

The operating results of the outpatient division included in discontinued operations consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net operating revenues	$ 12.7	$ 78.2	$ 120.5	$ 253.6
Costs and expenses	5.5	79.4	106.0	244.7
Impairments	–	0.2	0.2	0.5
Income (loss) from discontinued
operations	7.2	(1.4)	14.3	8.4
Gain (loss) on disposal of assets of
discontinued operations	–	0.4	(1.3)	0.2
(Loss) gain on divestiture of division	(0.4)	–	134.2	–
Income tax expense	(3.1)	(0.2)	(7.4)	(0.2)
Income (loss) from discontinued
operations, net of tax	$ 3.7	$ (1.2)	$ 139.8	$ 8.4

As a result of the disposition of our outpatient division, we recorded a $134.6 million post-tax gain on disposal during the nine months ended September 30, 2007.

On October 31, 2007, we received approval for the transfer of the remaining facilities to Select Medical, and we received the additional sale proceeds on November 2, 2007. We expect to record an additional post-tax gain of approximately $10 million to $15 million in the fourth quarter of 2007 associated with these remaining facilities.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

The assets and liabilities of the diagnostic division reported as held for sale consist of the following (in millions):

	September 30, 2007	December 31, 2006
Assets:
Cash and cash equivalents	$ –	$ 1.0
Accounts receivable, net	–	29.4
Other current assets	0.7	2.3
Total current assets	0.7	32.7
Property and equipment, net	3.8	72.3
Intangible assets, net	–	4.2
Other long-term assets	0.2	3.2
Total long-term assets	4.0	79.7
Total assets	$ 4.7	$ 112.4
Liabilities:
Current portion of long-term debt	$ –	$ 0.5
Accounts payable	0.7	11.5
Accrued expenses and other current liabilities	2.7	9.1
Refunds due patients and other third-party payors	8.1	14.3
Total current liabilities	11.5	35.4
Long-term debt, net of current portion	–	2.1
Other long-term liabilities	0.4	4.5
Total long-term liabilities	0.4	6.6
Total liabilities	$ 11.9	$ 42.0

The operating results of the diagnostic division included in discontinued operations consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net operating revenues	$ 13.5	$ 52.1	$ 90.2	$ 157.1
Costs and expenses	14.4	65.4	96.6	186.3
Impairments	0.5	–	33.2	2.9
Loss from discontinued operations	(1.4)	(13.3)	(39.6)	(32.1)
Gain on disposal of assets of discontinued
operations	1.5	4.8	2.8	2.8
Loss on divestiture of division	(8.4)	–	(8.4)	–
Income tax benefit (expense)	1.2	(0.3)	2.2	(0.4)
Loss from discontinued operations,
net of tax	$ (7.1)	$ (8.8)	$ (43.0)	$ (29.7)

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

During the first quarter of 2007, we wrote the intangible assets and certain long-lived assets of our diagnostic division down to their estimated fair value based on the estimated net proceeds to be received from the divestiture of the division. This charge is included in impairments in the above results of operations of our diagnostic division. As a result of the disposition of our diagnostic division, we recorded an approximate $8.4 million post-tax loss on disposal in the third quarter of 2007. This loss primarily resulted from working capital adjustments based on the final balance sheet and ongoing negotiations with the buyer related to working capital.

In connection with the divestiture of our diagnostic division, we entered into a TSA with an affiliate of The Gores Group whereby we continue to provide back office services related to the operations of our diagnostic division. These back office services include certain information technology, accounting and finance, and communications support services, among others. We also entered into an agreement whereby an affiliate of The Gores Group provides certain services related to the accounts receivable and other assets and operations that we retained. Services are expected to be provided for periods up to 12 months, although certain services are subject to short extension periods. The compensation we pay and receive related to these services is not material to either HealthSouth or the operations of the diagnostic division.

7. Income Taxes:

In the third quarter of 2007, we settled all federal income tax issues outstanding with the IRS for the tax years 1996 through 1999, and the Joint Committee of Congress reviewed and approved the associated tax refunds due to the Company. In October 2007, the Company received a total cash refund of approximately $440 million, including $296 million of federal income tax refunds and $144 million of associated interest. Approximately $405 million of this federal income tax recovery was used to pay down long-term debt, as discussed in Note 5, Long-term Debt. Therefore, in accordance with Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, “Chapter 3—Working Capital,” we classified $405 million of this amount in long-term assets in the line entitled Income tax refund receivable in our condensed consolidated balance sheet as of September 30, 2007. The remaining $35 million is included in Other current assets in our condensed consolidated balance sheet as of September 30, 2007.

Our Provision for income tax (benefit) expense for the three months ended September 30, 2007 includes the following: (1) a current income tax benefit of $251.0 million, the majority of which is attributable to our settlement of federal income taxes, including interest, for the years 1996 through 1999 in excess of the estimated amounts previously accrued (as discussed above), (2) a current income tax benefit of $24.4 million due to a change in estimate of the Company’s state taxable income due to the IRS adjustments for the 1996 through 1999 period, (3) a current income tax benefit of $10.4 million attributable to the utilization of the period’s pre-tax loss from continuing operations to offset the net gains attributable to the sales of the surgery centers, outpatient, and diagnostic divisions (see Note 6, Assets Held for Sale and Results of Discontinued Operations), (4) current income tax expense of $3.7 million attributable to state income taxes of subsidiaries which have separate state tax filing requirements, income taxes for other subsidiaries that are not included in our federal consolidated income tax return, and federal alternative minimum tax liabilities, and (5) deferred income tax expense of $1.0 million attributable to subsidiaries that are not included in our federal consolidated income tax return and increases in the basis difference of certain indefinite-lived intangible assets.

Our Provision for income tax (benefit) expense for the nine months ended September 30, 2007 includes the following: (1) a current income tax benefit of $252.8 million, the majority of which is attributable to our settlement of federal income taxes, including interest, for the years 1996 through 1999 in excess of the estimated amounts previously accrued (as discussed above), (2) a current income tax benefit of $24.4 million due to a change in estimate of the Company’s state taxable income due to the IRS adjustments for the 1996 through 1999 period, (3) a current income tax benefit of $22.7 million attributable to the utilization of the period’s pre-tax loss from continuing operations to offset the net gains attributable to the sales of the surgery centers, outpatient, and diagnostic divisions (see Note 6, Assets Held for Sale and Results of Discontinued Operations), (4) current income tax expense of $9.0 million attributable to state income taxes of subsidiaries which have separate state tax filing requirements, income taxes for other subsidiaries that are not included in our federal consolidated income tax return, and federal alternative minimum tax liabilities, and (5) deferred income tax expense of $2.7 million attributable to subsidiaries

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

that are not included in our federal consolidated income tax return and increases in the basis difference of certain indefinite-lived intangible assets.

We have significant federal and state net operating losses. During the second and third quarters of 2007, we utilized a portion of these federal net operating loss carryforwards to offset the gains arising from the sales of the surgery centers and outpatient divisions. We assess the realization of our deferred tax assets quarterly to determine whether an adjustment to our valuation allowance is required. After consideration of all evidence, both positive and negative, management concluded that it is more likely than not that we will not realize a portion of our deferred tax assets. Therefore, a valuation allowance has been established on substantially all of our net deferred tax assets. No valuation allowance has been provided on deferred assets and liabilities attributable to subsidiaries not included within the federal consolidated group.

Excluding the income tax benefit attributable to our settlement with the IRS discussed above and excluding the benefit attributable to the gains on sales discussed above, our Provision for income tax (benefit) expense for the same periods of 2006 consisted of the same items of current and deferred taxes. Our Provision for income tax (benefit) expense for the nine months ended September 30, 2006 also includes an $8.3 million deferred income tax expense related to a request we filed for a tax accounting method change in the first quarter of 2006 which accelerated the amortization of certain indefinite-lived assets. This tax accounting method change gave rise to an additional difference between the book and tax bases of the assets effected, and accordingly, resulted in our recording an additional deferred tax liability and deferred tax expense related to these indefinite-lived assets.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of our adoption of FASB Interpretation No. 48, we recognized a $4.2 million increase to reserves for uncertain tax positions. This increase was accounted for as an addition to Accumulated deficit as of January 1, 2007. Including the cumulative effect increase to the reserves for uncertain tax positions, at the beginning of the year, we had approximately $277.2 million of total gross unrecognized tax benefits, of which approximately $253.3 million would affect our effective tax rate if recognized. The amount of the unrecognized tax benefits changed significantly during the three and nine months ended September 30, 2007 due to the settlement with the IRS for the tax years 1996 through 1999, as discussed above. Total remaining gross unrecognized tax benefits were $147.0 million as of September 30, 2007, with $122.0 million which would affect the Company’s effective tax rate.

We continue to actively pursue the maximization of our remaining income tax refund claims. The process of resolving these tax matters with the applicable taxing authorities will continue throughout the remainder of 2007 and 2008, and will likely extend into 2009. Although management believes its estimates and judgments related to these claims are reasonable, depending on the ultimate resolution of these tax matters, actual amounts recovered could differ from management’s estimates, and such differences could be material.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the three and nine months ended September 30, 2007, we accrued $125.0 million and $126.8 million of interest income, respectively, virtually all of which was related to the resolution of the federal income tax issues described above. Total accrued interest income was $163.5 million and $36.8 million as of September 30, 2007 and December 31, 2006, respectively.

HealthSouth and its subsidiaries’ federal and state income tax returns are periodically examined by various regulatory taxing authorities. In connection with such examinations, we have settled our federal income tax liabilities with the IRS for all tax years through 1999. The IRS initiated its audit of the tax years 2000 through 2003 in September 2007. Amounts related to these tax deficiencies and other contingencies have been considered by management in its estimate of our potential net recovery of prior income taxes. However, at this time, we cannot estimate a range of the reasonably possible change that may occur.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic:
Numerator:
Income (loss) from continuing operations	$ 250.0	$ (58.1)	$ 223.5	$ (518.3)
Less: Convertible perpetual preferred stock
dividends	(6.5)	(6.5)	(19.5)	(15.7)
Income (loss) from continuing operations available
to common shareholders	243.5	(64.6)	204.0	(534.0)
Income (loss) from discontinued operations, net
of tax	37.6	(18.0)	475.7	(35.4)
Net income (loss) available to common shareholders	$ 281.1	$ (82.6)	$ 679.7	$ (569.4)

Denominator:
Basic weighted average common shares outstanding	78.5	79.6	78.6	79.5

Basic earnings (loss) per common share:
Income (loss) from continuing operations available
to common shareholders	$ 3.10	$ (0.81)	$ 2.60	$ (6.72)
Income (loss) from discontinued operations,
net of tax	0.48	(0.23)	6.05	(0.44)
Net income (loss) per share available to common
shareholders	$ 3.58	$ (1.04)	$ 8.65	$ (7.16)

Diluted:
Numerator:
Income (loss) from continuing operations	$ 250.0	$ (58.1)	$ 223.5	$ (518.3)
Income (loss) from discontinued operations, net
of tax	37.6	(18.0)	475.7	(35.4)
Net income (loss) available to common shareholders	$ 287.6	$ (76.1)	$ 699.2	$ (553.7)

Denominator:
Diluted weighted average common shares
outstanding	91.8	92.9	91.9	89.6

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$ 2.72	$ (0.81)	$ 2.43	$ (6.72)
Income (loss) from discontinued operations, net
of tax	0.41	(0.23)	5.18	(0.44)
Net income (loss) available to common shareholders	$ 3.13	$ (1.04)	$ 7.61	$ (7.16)

Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options, restricted stock awards, restricted stock units, and convertible perpetual preferred stock. For the three months ended September 30, 2007 and 2006, the number of potential shares approximated 13.3 million in both periods, approximately 13.1 million of which relates to our Convertible perpetual preferred stock. For the nine months ended September 30, 2007 and 2006, the number of potential shares approximated 13.3 million and

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

10.1 million, respectively. For the three and nine months ended September 30, 2006, including these potential common shares in the denominator resulted in an antidilutive per share amount due to our Loss from continuing operations available to common shareholders. Therefore, under the guidance in FASB Statement No. 128, Earnings per Share, basic and diluted loss per common share amounts are the same for the three and nine months ended September 30, 2006.

Options to purchase approximately 2.6 million and 3.6 million shares of common stock were outstanding as of September 30, 2007 and 2006, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.

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

In March 2006, we issued 400,000 shares of convertible perpetual preferred stock as part of a recapitalization of HealthSouth. We use the if-converted method to include the convertible perpetual preferred stock in our computation of diluted earnings per share.

In September 2006, we agreed to issue approximately 5.0 million shares of common stock and warrants to purchase approximately 8.2 million shares of common stock to settle our class action securities litigation. This agreement received final court approval on January 11, 2007. As of September 30, 2007, these shares of common stock and warrants have not been issued and are not included in our basic or diluted common shares outstanding. For additional information, see Note 9, Settlements.

9. Settlements:

Medicare Program Settlement—

Under the terms of our settlement with the United States, which is described in Note 22, Medicare Program Settlement, to the consolidated financial statements accompanying our March 2007 Form 8-K, we agreed to make cash payments to the United States in the aggregate amount of $325 million, plus accrued interest from November 4, 2004 at an annual rate of 4.125%. Through September 30, 2007, we have made payments of approximately $303.1 million (excluding interest), with the remaining balance of $21.9 million (excluding interest) due in December 2007. As of September 30, 2007 and December 31, 2006, approximately $21.9 million and $86.7 million, respectively, of the cash settlement amount are included in Government, class action, and related settlements in our condensed consolidated balance sheets.

SEC Settlement—

Under the terms of our settlement with the SEC, which is described in Note 23, SEC Settlement, to the consolidated financial statements accompanying our March 2007 Form 8-K, we agreed to pay a $100 million civil penalty and disgorgement of $100 to the SEC in the following installments: $12,500,100 by October 15, 2005; $12.5 million by April 15, 2006; $25.0 million by October 15, 2006; $25.0 million by April 15, 2007; and $25.0 million by October 15, 2007. As of the date of the filing of this report, we have made all of these payments in accordance with the above payment schedule. Payments that were due under the SEC Settlement as of September 30, 2007 and December 31, 2006 are included in Government, class action, and related settlements in our condensed consolidated balance sheets. The plan for distribution of the fund created by our payments under the SEC Settlement (the “Disgorgement Fund”) is discussed below in connection with the settlement fund relating to the Consolidated Securities Action (as defined in our March 2007 Form 8-K).

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

Under the terms of our securities litigation settlement, which is described in more detail in Note 24, Securities Litigation Settlement, to the consolidated financial statements accompanying our March 2007 Form 8-K, federal securities and fraud claims brought in the Consolidated Securities Action against us and certain of our former directors and officers were settled in exchange for aggregate consideration of $445 million, consisting of HealthSouth common stock and warrants valued at $215 million and cash payments by HealthSouth’s insurance carriers of $230 million. In addition, the settlement agreements provided that the plaintiffs in the Stockholder Securities Action and the Bondholder Securities Action will receive 25% of any net recoveries from future judgments obtained by us or on our behalf with respect to certain claims against Richard M. Scrushy, our former chairman and chief executive officer (excluding the $48 million judgment against Mr. Scrushy on January 3, 2006, as discussed in Note 25, Contingencies and Other Commitments, to the consolidated financial statements accompanying our March 2007 Form 8-K), Ernst & Young LLP, our former auditor, and UBS, our former primary investment bank, each of which remains a defendant in the derivative actions as well as the Consolidated Securities Action. Mr. Scrushy has appealed one provision of the bar order, which is a component of the settlement, and that appeal remains pending before the Eleventh Circuit Court of Appeals. The settlement is subject to the satisfaction of a number of conditions, including a favorable resolution of any appeal. The settlement was also conditioned upon the approval of bar orders in the derivative litigation by the Alabama Circuit Court that would, among other things, preclude certain claims by the non-settling co-defendants against HealthSouth and the insurance carriers relating to matters covered by the settlement. As more fully described in Note 10, Contingencies, that approval was obtained on January 11, 2007. The settlement agreements also required HealthSouth to indemnify the settling insurance carriers, to the extent permitted by law, for any amounts that they are legally obligated to pay to any non-settling defendants. As of September 30, 2007, we have not recorded a liability regarding these indemnifications, as we do not believe it is probable we will have to perform under the indemnification portion of these settlement agreements and any amount we would be required to pay is not estimable at this time.

The fund of common stock, warrants, and cash created by settlement of the Consolidated Securities Action (the “Settlement Fund”) and the Disgorgement Fund were the subject of a joint order entered in the United States District Court for the Northern District of Alabama on October 3, 2007. The order approved the form and manner of notice, to be provided to potential claimants of the Settlement Fund and the Disgorgement Fund, regarding the proposed plan of allocation in the Consolidated Securities Action and the distribution plan under the SEC Settlement. Pursuant to the order, eligible claimants may file objections to the plan of allocation in the Consolidated Securities Action or the distribution plan under the SEC Settlement on or before December 15, 2007. The court has scheduled a joint fairness hearing, to be held on February 7, 2008, to determine whether to approve the proposed

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

plans. Unless the court orders otherwise, all claims to distributions from the Settlement Fund or the Disgorgement Fund must be submitted by February 28, 2008, in accordance with the forms and procedures approved in the order.

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

We recorded a charge of $215.0 million as Government, class action, and related settlements expense in our 2005 consolidated statement of operations. During the fourth quarter of 2006, we reduced our liability for this settlement by approximately $31.2 million based on the value of our common stock and the associated common stock warrants on the date the order granting court approval was entered. During the three and nine months ended September 30, 2007, we reduced our liability for this settlement by an additional $5.9 million and $55.0 million, respectively, based on the value of our common stock and the associated common stock warrants at quarter end. The corresponding liability of $128.8 million and $183.8 million as of September 30, 2007 and December 31, 2006, respectively, is included in Government, class action, and related settlements in our condensed consolidated balance sheets. The charge for this settlement will be revised in future periods to reflect additional changes in the fair value of the common stock and warrants until they are issued.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Non-Prosecution Agreement—

On May 17, 2006, we announced that we reached a non-prosecution agreement (the “Non-Prosecution Agreement”) with the United States Department of Justice (the “DOJ”) with respect to the accounting fraud committed by members of our former management. We pledged to continue our cooperation with the DOJ and paid $3.0 million to the U.S. Postal Inspection Services Consumer Fraud Fund during the second quarter of 2006 in connection with the execution of the Non-Prosecution Agreement. This payment was recorded in Government, class action, and related settlements expense in our condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2006.

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

Derivative Litigation—

Between 1998 and 2004, a number of lawsuits purporting to be derivative actions (i.e., lawsuits filed by shareholder plaintiffs on our behalf) were filed in several jurisdictions, including the Circuit Court for Jefferson County, Alabama, the Delaware Court of Chancery, and the United States District Court for the Northern District of Alabama. All derivative complaints filed in the Circuit Court of Jefferson County, Alabama since 2002 have been consolidated and stayed in favor of the first-filed action captioned Tucker v. Scrushy, CV-02-5212, filed August 28, 2002. The Tucker complaint names as defendants a number of former HealthSouth officers and directors. Tucker also asserts claims on our behalf against Ernst & Young LLP, UBS Group, UBS Investment Bank, and UBS Securities, LLC, as well as against MedCenterDirect.com (“MCD”), Source Medical, Capstone Capital Corp.,

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Healthcare Realty Trust, and G.G. Enterprises. Two derivative lawsuits filed in the United States District Court for the Northern District of Alabama were consolidated under the caption In re HealthSouth Corp. Derivative Litigation, CV-02-BE-2565. The court stayed further action in this federal consolidated action in deference to litigation filed in state courts in Alabama and Delaware. Two derivative lawsuits filed in the Delaware Court of Chancery were consolidated under the caption In re HealthSouth Corp. Shareholders Litigation, Consolidated Case No. 19896. Plaintiffs’ counsel in this litigation and in Tucker agreed to litigate all claims asserted in those lawsuits in the Tucker litigation, except for claims relating to an agreement to retire a HealthSouth loan to Richard M. Scrushy with shares of our stock (the “Buyback Claim”). On November 24, 2003, the court granted the plaintiffs’ motion for summary judgment on the Buyback Claim and rescinded the retirement of Scrushy’s loan. The court’s judgment was affirmed on appeal. We have collected a judgment of $12.5 million, net of attorneys’ fees awarded by the court. See also Note 13, Shareholders’ Deficit, to the consolidated financial statements accompanying our March 2007 Form 8-K.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

On October 17, 2006, the arbitrator issued a final award of approximately $17.0 million to Mr. Scrushy and further ruled that Mr. Scrushy was entitled to payment by HealthSouth of approximately $4.0 million in pre-judgment interest and attorneys’ fees and expenses incurred by Mr. Scrushy in connection with the arbitration proceeding. On August 31, 2006, HealthSouth and the Tucker plaintiffs filed a joint motion in the Tucker case to offset the entire award to Mr. Scrushy in the arbitration, including fees and interest, against the approximately $48 million judgment against Mr. Scrushy in Tucker for repayment of his bonuses. Mr. Scrushy opposed that effort, and on October 17, 2006 filed a lawsuit captioned Scrushy v. HealthSouth Corporation, CA No. 2483-N, in the Delaware Court of Chancery for New Castle County seeking confirmation of the arbitration award in that court. A settlement was reached with Mr. Scrushy by which he agreed to an offset of the arbitrator’s award in the amount of $21.5 million, which amount is included in the amount collected from Mr. Scrushy on the Tucker judgment. We accrued an estimate of these fees as part of Professional fees—accounting, tax, and legal in our December 31, 2005 and 2004 consolidated statements of operations. While the arbitrator’s ruling provided that we may have an obligation to indemnify Mr. Scrushy for certain costs associated with ongoing litigation, the court’s order approving the securities litigation settlement prohibits Mr. Scrushy from seeking indemnity or contribution in the securities class action. This order has been appealed by Mr. Scrushy. As of September 30, 2007 and December 31, 2006, an estimate of these legal fees is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

General Medicine, Meadowbrook, and Greystone Ventures Actions—

On August 16, 2004, General Medicine, P.C. (“General Medicine”) filed a lawsuit against us captioned General Medicine, P.C. v. HealthSouth Corp., CV-04-958, in the Circuit Court of Shelby County, Alabama, seeking the recovery of allegedly fraudulent transfers involving assets of Horizon/CMS Healthcare Corporation (“Horizon/CMS”), a former subsidiary of HealthSouth. The claim against Horizon/CMS originates from a contract entered into in 1995 between General Medicine and Horizon/CMS whereby General Medicine agreed to provide management services to skilled nursing facilities owned by Horizon/CMS over a three-year period. Horizon/CMS terminated the agreement six months after it was executed, and General Medicine then initiated a lawsuit in the United States District Court for the Eastern District of Michigan in 1996 (the “Michigan Action”). HealthSouth is informed that, at the time of the termination, General Medicine was providing services to two skilled nursing facilities owned by Horizon/CMS. HealthSouth acquired Horizon/CMS in 1997 and sold it to Meadowbrook

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Healthcare, Inc. (“Meadowbrook”) in 2001 pursuant to a stock purchase agreement. In 2004, Meadowbrook consented to the entry of a final judgment in the Michigan Action in the amount of $376 million (the “Consent Judgment”) in favor of General Medicine against Horizon/CMS for the alleged wrongful termination of the contract with General Medicine. HealthSouth was not a party to the Michigan Action or the settlement negotiated by Meadowbrook. The settlement agreement which was the basis for the Consent Judgment provided that Meadowbrook would pay only $0.3 million and would receive a release. The settlement agreement further provided that General Medicine would seek to recover the remaining balance of the Consent Judgment from HealthSouth. The complaint by General Medicine against HealthSouth alleged that while Horizon/CMS was a wholly owned subsidiary of HealthSouth and General Medicine was an existing creditor of Horizon/CMS, we caused Horizon/CMS to transfer its assets to us for less than a reasonably equivalent value and/or with the actual intent to defraud creditors of Horizon/CMS, including General Medicine, in violation of the Alabama Uniform Fraudulent Transfer Act. General Medicine’s complaint requests relief including recovery of the unpaid amount of the Consent Judgment, the avoidance of the subject transfers of assets, attachment of the assets transferred to us, appointment of a receiver over the transferred properties, and a monetary judgment for the value of properties transferred.

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

The case has now entered the discovery stage. On August 17, 2007, the court entered an order authorizing HealthSouth to seek discovery from General Medicine regarding the facts and circumstances surrounding the Consent Judgment and the basis of the underlying breach of contract claim in the Michigan Action.

On June 15, 2007, we entered into a confidential settlement agreement with Meadowbrook and Horizon/CMS to resolve our counterclaims against them in the General Medicine action (as well as other claims and disputes between the parties unrelated to the General Medicine action). Pursuant to the settlement, the court entered an order on August 28, 2007, dismissing Meadowbrook and Horizon/CMS from the General Medicine action, but requiring them to produce their non-privileged files relating to the settlement of the Michigan Action and the negotiation of the Consent Judgment. The settlement of our counterclaims against Meadowbrook and Horizon/CMS does not affect the claims asserted by General Medicine against us or our counterclaims against General Medicine. We intend to vigorously defend ourselves against General Medicine’s claim and to vigorously prosecute our counterclaims against General Medicine. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this case.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

On September 6, 2007, UBS AG, Stamford Branch (“UBS AG”) filed an action against us in the Supreme Court of the State of New York, captioned UBS AG, Stamford Branch v. HealthSouth Corporation, Index No. 602993/07, based on the terms of a credit agreement with MCD. Prior to ceasing operations in 2003, MCD provided certain services to us relating to the purchase of equipment and supplies. We also previously owned 20.2% of MCD’s equity securities. During 2003, UBS AG called its loan to MCD. The plaintiff alleges that HealthSouth is the guarantor of the loan and seeks recovery of the $20 million principal of its loan to MCD and approximately $8.7 million in interest. Three of UBS AG’s subsidiaries or affiliates are defendants in the Tucker derivative litigation described above. On October 1, 2007, HealthSouth removed the case from state court to federal court in the Southern District of New York, which assigned it Case No. 07 ev 8490, and filed a motion requesting that the action be dismissed or stayed in deference to the Tucker action, which alleges, among other claims, that the loan by UBS AG to MCD was part of a scheme between former disloyal officers at the Company, including Mr. Scrushy, and UBS AG to siphon money from the Company. UBS AG’s claims, and HealthSouth’s motion to dismiss or stay, remain pending.

Other Matters—

The reconstruction of our historical financial records has resulted in the restatement of not only our 2001 and 2000 consolidated financial statements, but also the financial statements of certain of our subsidiary partnerships. The process of communicating the effect of these restatements to the outside partners will continue during the remainder of 2007 and in 2008. These restatements have had a negative impact on our relationships with our partners and may result in litigation against us. We have and may continue to incur additional charges to reduce the economic impact to our partners.

In addition, as it is our obligation as a participant in Medicare and other federal health care programs, we routinely conduct audits and reviews of the accuracy of our billing systems and other regulatory compliance matters. As a result of these reviews, we have made, and will continue to make, disclosures to the United States Department of Health & Human Services Office of Inspector General (“HHS-OIG”) relating to amounts that we suspect represent over-reimbursements from these programs, whether due to inaccurate billing or otherwise. Some of these disclosures have resulted in, or may result in, the Company refunding amounts to Medicare or other federal health care programs. During the third quarter of 2007, we agreed in principle to a final settlement of certain self-disclosures which we made to the HHS-OIG. During the three and nine months ended September 30, 2007, we recorded charges of approximately $6.2 million and $14.2 million, respectively, as part of Government, class action, and related settlements expense in our condensed consolidated statements of operations and comprehensive income (loss) related to these negotiations and ultimate settlement.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	As of September 30, 2007
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$ –	$ 13.1	$ 8.1	$ (5.3)	$ 15.9
Current portion of restricted cash	2.3	–	50.9	–	53.2
Current portion of restricted
marketable securities	–	–	17.5	–	17.5
Accounts receivable, net	20.6	146.2	62.9	–	229.7
Insurance recoveries receivable	230.0	–	–	–	230.0
Other current assets	90.4	40.6	43.6	(76.2)	98.4
Current assets held for sale	7.3	24.1	6.9	(14.1)	24.2
Total current assets	350.6	224.0	189.9	(95.6)	668.9
Property and equipment, net	78.6	497.2	179.2	–	755.0
Goodwill	51.3	201.7	153.0	–	406.0
Intangible assets, net	3.4	15.4	8.4	–	27.2
Investment in and advances to
nonconsolidated affiliates	3.2	28.3	9.8	–	41.3
Assets held for sale	1.3	15.7	72.2	(1.3)	87.9
Income tax refund receivable	453.7	–	–	–	453.7
Other long-term assets	76.5	42.6	50.9	(81.1)	88.9
Intercompany (payable) receivable	(452.8)	(194.3)	(72.0)	719.1	–
Total assets	$ 565.8	$ 830.6	$ 591.4	$ 541.1	$ 2,528.9
Liabilities and Shareholders’
(Deficit) Equity
Current liabilities:
Current portion of long-term debt	$ 28.1	$ 11.0	$ 1.8	$ –	$ 40.9
Accounts payable	21.7	19.4	9.0	–	50.1
Accrued expenses and other
current liabilities	333.3	45.4	20.9	(35.1)	364.5
Government, class action, and
related settlements	429.3	–	–	–	429.3
Current liabilities held for sale	113.7	4.0	31.1	(14.1)	134.7
Total current liabilities	926.1	79.8	62.8	(49.2)	1,019.5
Long-term debt, net of current portion	2,290.5	70.5	31.0	(40.1)	2,351.9
Liabilities held for sale	0.5	2.0	4.1	–	6.6
Other long-term liabilities	94.1	7.7	81.9	(8.3)	175.4
Intercompany (receivable) payable	(1,627.3)	661.9	1,221.6	(256.2)	–
	1,683.9	821.9	1,401.4	(353.8)	3,553.4
Commitments and contingencies
Minority interests in equity of
consolidated affiliates	–	–	93.6	–	93.6
Convertible perpetual preferred stock	387.4	–	–	–	387.4
Shareholders’ (deficit) equity	(1,505.5)	8.7	(903.6)	894.9	(1,505.5)
Total liabilities and
shareholders’ (deficit) equity	$ 565.8	$ 830.6	$ 591.4	$ 541.1	$ 2,528.9

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	As of December 31, 2006
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$ 17.5	$ 2.8	$ 6.8	$ –	$ 27.1
Current portion of restricted cash	3.0	–	57.3	–	60.3
Current portion of restricted
marketable securities	–	–	37.5	–	37.5
Accounts receivable, net	11.7	139.7	62.5	–	213.9
Insurance recoveries receivable	230.0	–	–	–	230.0
Other current assets	64.5	37.2	32.0	(55.7)	78.0
Current assets held for sale	18.0	48.0	167.5	–	233.5
Total current assets	344.7	227.7	363.6	(55.7)	880.3
Property and equipment, net	106.2	515.1	189.2	–	810.5
Goodwill	50.5	201.7	153.9	–	406.1
Intangible assets, net	1.8	16.8	11.8	–	30.4
Investment in and advances to
nonconsolidated affiliates	1.7	26.0	10.0	–	37.7
Assets held for sale	171.3	136.1	528.7	(1.7)	834.4
Income tax refund receivable	218.8	–	–	–	218.8
Other long-term assets	96.4	63.3	89.2	(106.3)	142.6
Intercompany (payable) receivable	(6.0)	262.8	(69.8)	(187.0)	–
Total assets	$ 985.4	$ 1,449.5	$ 1,276.6	$ (350.7)	$ 3,360.8
Liabilities and Shareholders’
(Deficit) Equity
Current liabilities:
Current portion of long-term debt	$ 21.7	$ 10.2	$ 1.7	$ –	$ 33.6
Accounts payable	35.4	21.6	9.9	–	66.9
Accrued expenses and other current
liabilities	298.5	46.7	34.3	(7.1)	372.4
Government, class action, and
related settlements	570.6	–	–	–	570.6
Current liabilities held for sale	140.4	9.8	67.8	–	218.0
Total current liabilities	1,066.6	88.3	113.7	(7.1)	1,261.5
Long-term debt, net of current portion	3,269.2	78.6	32.3	(37.0)	3,343.1
Liabilities held for sale	4.1	9.0	27.5	–	40.6
Other long-term liabilities	130.6	3.9	107.2	–	241.7
Intercompany (receivable) payable	(1,687.9)	903.6	1,175.9	(391.6)	–
	2,782.6	1,083.4	1,456.6	(435.7)	4,886.9
Commitments and contingencies
Minority interests in equity of
consolidated affiliates	–	–	271.1	–	271.1
Convertible perpetual preferred stock	387.4	–	–	–	387.4
Shareholders’ (deficit) equity	(2,184.6)	366.1	(451.1)	85.0	(2,184.6)
Total liabilities and
shareholders’ (deficit) equity	$ 985.4	$ 1,449.5	$ 1,276.6	$ (350.7)	$ 3,360.8

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2007
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$ 22.9	$ 288.8	$ 132.2	$ (12.3)	$ 431.6
Operating expenses:
Salaries and benefits	12.7	142.2	61.0	(2.8)	213.1
Other operating expenses	1.5	39.7	31.7	(6.8)	66.1
General and administrative expenses	27.5	–	–	–	27.5
Supplies	1.7	16.1	6.4	–	24.2
Depreciation and amortization	5.0	10.7	4.2	–	19.9
Impairment of long-lived assets	0.4	–	–	–	0.4
Occupancy costs	1.3	8.9	5.0	(2.4)	12.8
Provision for doubtful accounts	0.3	4.6	0.8	–	5.7
Loss on disposal of assets	0.3	–	0.3	–	0.6
Government, class action, and
related settlements expense	4.3	(0.4)	–	–	3.9
Professional fees—accounting, tax,
and legal	9.1	0.1	–	–	9.2
Total operating expenses	64.1	221.9	109.4	(12.0)	383.4
Loss on early extinguishment of debt	2.2	–	–	–	2.2
Interest expense and amortization of
debt discounts and fees	57.3	2.1	1.0	(0.2)	60.2
Other income	(8.5)	(0.1)	(1.0)	0.2	(9.4)
Loss on interest rate swap	21.4	–	–	–	21.4
Equity in net income of nonconsolidated
affiliates	(0.6)	(1.6)	(0.1)	–	(2.3)
Equity in net income of consolidated
affiliates—
Gain on sale of consolidated
affiliates	(40.4)	–	–	40.4	–
(Income) loss from operations of
consolidated affiliates	(38.5)	3.8	(0.2)	34.9	–
Minority interests in earnings of
consolidated affiliates	–	–	7.2	–	7.2
Management fees	(20.2)	14.6	5.6	–	–
(Loss) income from continuing
operations before income tax
(benefit) expense	(13.9)	48.1	10.3	(75.6)	(31.1)
Provision for income tax (benefit)
expense	(300.8)	15.4	4.3	–	(281.1)
Income from continuing operations	286.9	32.7	6.0	(75.6)	250.0
Income (loss) from discontinued
operations, net of income tax expense	0.7	(4.7)	0.9	40.7	37.6
Net income	$ 287.6	$ 28.0	$ 6.9	$ (34.9)	$ 287.6

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2006
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$ 34.4	$ 270.0	$ 110.6	$ (1.5)	$ 413.5
Operating expenses:
Salaries and benefits	12.5	134.7	56.4	1.7	205.3
Other operating expenses	4.4	32.7	12.3	(0.9)	48.5
General and administrative
expenses	36.5	–	–	–	36.5
Supplies	1.8	17.1	6.5	–	25.4
Depreciation and amortization	5.7	10.9	4.1	–	20.7
Recovery of amounts due from
Richard M. Scrushy	(35.0)	–	–	–	(35.0)
Occupancy costs	0.4	10.7	5.2	(0.7)	15.6
Provision for doubtful accounts	3.0	5.2	2.9	–	11.1
Loss on disposal of assets	–	0.9	0.1	–	1.0
Government, class action, and
related settlements expense	27.9	–	0.5	–	28.4
Professional fees—accounting, tax,
and legal	23.1	–	–	–	23.1
Total operating expenses	80.3	212.2	88.0	0.1	380.6
Interest expense and amortization of
debt discounts and fees	58.2	1.7	0.9	(4.0)	56.8
Other income	(2.5)	(0.1)	(2.2)	4.0	(0.8)
Loss on interest rate swap	28.7	–	–	–	28.7
Equity in net income of nonconsolidated
affiliates	(0.9)	(1.4)	(0.1)	–	(2.4)
Equity in net (income) loss of
consolidated affiliates	(24.1)	16.4	0.1	7.6	–
Minority interests in earnings of
consolidated affiliates	–	–	6.6	–	6.6
Management fees	(30.9)	14.4	16.5	–	–
(Loss) income from continuing
operations before income tax
(benefit) expense	(74.4)	26.8	0.8	(9.2)	(56.0)
Provision for income tax (benefit)
expense	(13.0)	7.9	7.2	–	2.1
(Loss) income from continuing
operations	(61.4)	18.9	(6.4)	(9.2)	(58.1)
(Loss) income from discontinued
operations, net of income tax expense	(14.7)	(6.6)	1.7	1.6	(18.0)
Net (loss) income	$ (76.1)	$ 12.3	$ (4.7)	$ (7.6)	$ (76.1)

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2007
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$ 71.8	$ 876.8	$ 397.7	$ (32.8)	$ 1,313.5
Operating expenses:
Salaries and benefits	41.5	427.6	180.4	(7.4)	642.1
Other operating expenses	11.4	117.2	79.0	(12.5)	195.1
General and administrative
expenses	107.2	–	–	–	107.2
Supplies	5.1	50.2	19.8	–	75.1
Depreciation and amortization	14.2	30.8	12.8	–	57.8
Impairment of long-lived assets	15.0	0.1	–	–	15.1
Occupancy costs	4.1	26.9	15.0	(7.5)	38.5
Provision for doubtful accounts	2.2	17.6	6.8	–	26.6
Loss (gain) on disposal of assets	0.2	2.5	(0.5)	–	2.2
Government, class action, and
related settlements expense	(31.3)	(0.4)	–	–	(31.7)
Professional fees—accounting, tax,
and legal	43.8	0.5	–	–	44.3
Total operating expenses	213.4	673.0	313.3	(27.4)	1,172.3
Loss on early extinguishment of debt	19.9	–	–	–	19.9
Interest expense and amortization of
debt discounts and fees	170.9	6.3	3.0	(2.3)	177.9
Other income	(9.2)	(0.2)	(7.4)	2.3	(14.5)
Loss on interest rate swap	6.8	–	–	–	6.8
Equity in net income of nonconsolidated
affiliates	(2.0)	(5.2)	(0.2)	–	(7.4)
Equity in net income of consolidated
affiliates—
Gain on sale of consolidated
affiliates	(443.6)	–	–	443.6	–
(Income) loss from operations of
consolidated affiliates	(92.7)	35.5	(0.1)	57.3	–
Minority interests in earnings of
consolidated affiliates	–	–	23.2	–	23.2
Management fees	(80.3)	44.0	36.3	–	–
Income (loss) from continuing
operations before income tax
(benefit) expense	288.6	123.4	29.6	(506.3)	(64.7)
Provision for income tax (benefit)
expense	(371.3)	62.3	20.8	–	(288.2)
Income from continuing operations	659.9	61.1	8.8	(506.3)	223.5
Income (loss) from discontinued
operations, net of income tax expense	39.3	19.2	(31.8)	449.0	475.7
Net income (loss)	$ 699.2	$ 80.3	$ (23.0)	$ (57.3)	$ 699.2

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2006
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$ 86.2	$ 861.4	$ 379.6	$ (38.4)	$ 1,288.8
Operating expenses:
Salaries and benefits	36.9	412.4	168.4	(5.4)	612.3
Other operating expenses	2.8	112.3	74.8	(14.4)	175.5
General and administrative expenses	107.6	–	–	–	107.6
Supplies	5.2	50.6	19.7	–	75.5
Depreciation and amortization	17.1	34.5	11.7	–	63.3
Recovery of amounts due from
Richard M. Scrushy	(35.0)	–	–	–	(35.0)
Occupancy costs	5.0	28.7	15.4	(9.2)	39.9
Provision for doubtful accounts	2.1	15.4	8.4	–	25.9
Loss on disposal of assets	0.1	2.6	2.5	–	5.2
Government, class action, and
related settlements expense	49.9	–	–	–	49.9
Professional fees—accounting, tax,
and legal	99.3	0.1	–	–	99.4
Total operating expenses	291.0	656.6	300.9	(29.0)	1,219.5
Loss on early extinguishment of debt	365.3	0.3	–	–	365.6
Interest expense and amortization of
debt discounts and fees	177.9	6.9	2.8	(10.8)	176.8
Other income	(9.3)	(0.3)	(6.9)	10.8	(5.7)
Loss on interest rate swap	13.9	–	–	–	13.9
Equity in net income of nonconsolidated
affiliates	(1.9)	(4.7)	(0.2)	–	(6.8)
Equity in net income of consolidated
affiliates	(60.4)	(6.0)	(0.2)	66.6	–
Minority interests in earnings of
consolidated affiliates	–	–	22.8	–	22.8
Management fees	(96.7)	45.7	51.0	–	–
(Loss) income from continuing
operations before income tax
(benefit) expense	(593.6)	162.9	9.4	(76.0)	(497.3)
Provision for income tax (benefit)
expense	(82.8)	80.4	23.4	–	21.0
(Loss) income from continuing
operations	(510.8)	82.5	(14.0)	(76.0)	(518.3)
(Loss) income from discontinued
operations, net of income tax expense	(42.9)	(23.4)	21.5	9.4	(35.4)
Net (loss) income	$ (553.7)	$ 59.1	$ 7.5	$ (66.6)	$ (553.7)

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2007
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash (used in) provided by
operating activities	$ (753.8)	$ 303.1	$ 334.9	$ (29.8)	$ (145.6)
Cash flows from investing activities:
Capital expenditures	(2.5)	(22.7)	–	–	(25.2)
Proceeds from sale and maturities of
restricted marketable securities	–	–	65.8	–	65.8
Purchase of restricted investments	–	–	(11.3)	–	(11.3)
Net change in restricted cash	0.8	–	6.3	–	7.1
Proceeds from divestiture of divisions	1,146.3	–	–	(1,146.3)	–
Other	2.1	(1.1)	1.2	–	2.2
Net cash provided by (used in) investing
activities of discontinued operations—
Proceeds from divestiture of
divisions	–	–	–	1,146.3	1,146.3
Other investing activities of
discontinued operations	(0.1)	(3.1)	6.2	–	3.0
Net cash provided by (used
in) investing activities	1,146.6	(26.9)	68.2	–	1,187.9
Cash flows from financing activities:
Checks in excess of bank balance	15.9	–	–	(5.3)	10.6
Principal payments on debt	(920.6)	(0.3)	–	–	(920.9)
Borrowings on revolving credit facility	260.0	–	–	–	260.0
Payments on revolving credit facility	(315.0)	–	–	–	(315.0)
Principal payments under capital lease
obligations	(1.3)	(7.1)	(1.2)	–	(9.6)
Dividends paid on convertible perpetual
preferred stock	(13.0)	–	–	–	(13.0)
Debt amendment and issuance costs	(11.2)	–	–	–	(11.2)
Distributions to minority interests of
consolidated affiliates	–	–	(19.5)	–	(19.5)
Other	0.1	–	–	–	0.1
Change in intercompany advances	618.9	(257.9)	(390.8)	29.8	–
Net cash used in financing activities of
discontinued operations	(46.7)	(0.5)	(1.1)	–	(48.3)
Net cash used in financing
activities	(412.9)	(265.8)	(412.6)	24.5	(1,066.8)
Effect of exchange rate on cash and
cash equivalents	–	–	0.1	–	0.1
(Decrease) increase in cash and cash
equivalents	(20.1)	10.4	(9.4)	(5.3)	(24.4)
Cash and cash equivalents at
beginning of period	17.5	2.7	6.9	–	27.1
Cash and cash equivalents of divisions
and facilities held for sale at
beginning of period	2.8	–	11.6	–	14.4
Less: Cash and cash equivalents of
divisions and facilities held for sale
at end of period	(0.2)	–	(1.0)	–	(1.2)
Cash and cash equivalents at end of
period	$ –	$ 13.1	$ 8.1	$ (5.3)	$ 15.9

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2006
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash (used in) provided by
operating activities	$ (72.6)	$ 115.9	$ (23.0)	$ (99.6)	$ (79.3)
Cash flows from investing activities:
Capital expenditures	(7.7)	(29.8)	(5.1)	–	(42.6)
Proceeds from sale and maturities of
marketable securities	31.2	–	0.9	–	32.1
Proceeds from sale and maturities of
restricted marketable securities	–	–	8.8	–	8.8
Purchase of investments	(8.2)	–	–	–	(8.2)
Purchase of restricted investments	–	–	(83.4)	–	(83.4)
Net change in restricted cash	(15.2)	–	112.7	–	97.5
Other	(1.3)	–	0.8	–	(0.5)
Net cash provided by investing
activities of discontinued operations	3.8	17.1	29.3	–	50.2
Net cash provided by (used
in) investing activities	2.6	(12.7)	64.0	–	53.9
Cash flows from financing activities:
Checks in excess of bank balance	(3.9)	–	–	–	(3.9)
Principal borrowings on notes	3,050.0	–	–	–	3,050.0
Proceeds from bond issuance	1,000.0	–	–	–	1,000.0
Principal payments on debt	(4,414.4)	(16.9)	(0.5)	–	(4,431.8)
Borrowings on revolving credit facility	100.0	–	–	–	100.0
Payments on revolving credit facility	(50.0)	–	–	–	(50.0)
Principal payments under capital lease
obligations	(4.2)	(7.9)	(1.0)	3.0	(10.1)
Issuance of convertible perpetual
preferred stock	400.0	–	–	–	400.0
Dividends paid on convertible perpetual
preferred stock	(9.2)	–	–	–	(9.2)
Preferred stock issuance costs	(12.6)	–	–	–	(12.6)
Debt issuance costs	(79.2)	–	–	–	(79.2)
Distributions to minority interests of
consolidated affiliates	–	–	(12.3)	–	(12.3)
Other	0.1	–	–	–	0.1
Change in intercompany advances	1.1	(71.9)	(20.5)	91.3	–
Net cash used in financing activities of
discontinued operations	(53.7)	(2.4)	(3.0)	–	(59.1)
Net cash used in financing
activities	(76.0)	(99.1)	(37.3)	94.3	(118.1)
Effect of exchange rate on cash and
cash equivalents	–	–	0.3	–	0.3
(Decrease) increase in cash and cash
equivalents	(146.0)	4.1	4.0	(5.3)	(143.2)
Cash and cash equivalents at
beginning of period	158.5	0.2	7.9	–	166.6
Cash and cash equivalents of divisions
and facilities held for sale at
beginning of period	5.2	0.1	7.2	–	12.5
Less: Cash and cash equivalents of
divisions and facilities held for sale
at end of period	(6.0)	–	(11.8)	5.3	(12.5)
Cash and cash equivalents at end of
period	$ 11.7	$ 4.4	$ 7.3	$ –	$ 23.4

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

Executive Overview

In 2007, we have been focused on our strategic repositioning of the Company as a “pure play” provider of post-acute health care services, with a focus on inpatient rehabilitative health care. During the nine months ended September 30, 2007 and through the filing of this report:

•

We entered into an agreement with Select Medical Corporation (“Select Medical”), a privately owned operator of specialty hospitals and outpatient rehabilitation facilities, to sell our outpatient rehabilitation division for approximately $245 million in cash, subject to certain adjustments. This transaction closed on May 1, 2007, other than with respect to certain facilities for which approvals for the transfer to Select Medical had not yet been received as of such date. On October 31, 2007, we received approval for the transfer of the remaining facilities to Select Medical.

•

We entered into an agreement to sell our surgery centers division to ASC Acquisition LLC (“ASC”), a Delaware limited liability company and newly formed affiliate of TPG Partners V, L.P. (“TPG”), a private investment partnership. The purchase price consisted of cash consideration of $920 million, subject to certain adjustments, and a contingent option to acquire up to a 5% equity interest of the new company. This transaction closed on June 29, 2007, other than with respect to certain facilities for which approvals for the transfer to ASC had not yet been received as of such date. During the third quarter of 2007, we received approval for the transfer of a portion of the facilities, but others remain pending.

•

We entered into an agreement with an affiliate of The Gores Group, a private equity firm, to sell our diagnostic division for approximately $47.5 million, subject to certain adjustments. This transaction closed on July 31, 2007, other than with respect to one facility for which approval for the transfer had not yet been received as of such date.

As a result of the foregoing, our surgery centers, outpatient, and diagnostic divisions are reported as held for sale in our condensed consolidated balance sheets and in discontinued operations in our condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statements of cash flows in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Amounts classified as assets held for sale declined from December 31, 2006 to September 30, 2007 due primarily to the closing of the transactions to sell these divisions in the second and third quarters of 2007. See Note 6, Assets Held for Sale and Results of Discontinued Operations, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), for additional information related to the closing of these transactions.

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

Because we do not allocate corporate overhead by division, our operating results reflect overhead costs associated with managing and providing shared services to our surgery centers, outpatient, and diagnostic divisions, through their respective dates of sale, even though these divisions qualify as discontinued operations. For the three and nine months ended September 30, 2007, General and administrative expenses approximated 6.4% and 8.2%, respectively, of consolidated Net operating revenues. However, these percentages decreased by 60 basis points and 260 basis points, respectively, if you include the revenues of the divisions reported in discontinued operations.

Our General and administrative expenses approximated $44.7 million, $35.0 million, and $27.5 million in the first, second, and third quarters of 2007, respectively. This improvement over each immediate prior quarter, or “sequential improvement,” is due primarily to the divestiture of our surgery centers, outpatient, and diagnostic divisions in the second and third quarters of 2007. We plan to continue to rationalize our General and administrative expenses in relation to the size of our operations post-repositioning during the remainder of 2007 and in 2008.

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

Key Challenges

Although our business is continuing to generate substantial revenues, and market factors appear to favor our post-acute care business model, we still have several immediate internal and external challenges to overcome before we can realize significant improvements in our business, including:

•

75% Rule. The volume volatility created by the 75% Rule had a negative impact on our Net operating revenues in 2006. While the majority of our inpatient rehabilitation facilities (“IRFs”) have December cost reporting year ends and are currently operating at, and have maintained since 2006, the 60% minimum qualifying patient mix threshold under the 75% Rule, we have other hospitals with June cost reporting year ends that had to achieve compliance with a higher threshold during 2007. We also have hospitals with May cost reporting year ends that will operate at a higher threshold in 2007 than they operated during the first five months of 2006. Our required compliance rates under the 75% Rule are as follows:

		Minimum Compliance Threshold
Cost Reporting Year End	# of Consolidated Hospitals	50%	60%	65%	75%
June 30	9	July 1, 2004 – June 30, 2005	July 1, 2005 – June 30, 2007	July 1, 2007 – June 30, 2008	July 1, 2008 – forward

December 31	65	January 1, 2005 – December 31, 2005	January 1, 2006 – December 31, 2007	January 1, 2008 – December 31, 2008	January 1, 2009 – forward

May 31	17	June 1, 2005 – May 31, 2006	June 1, 2006 – May 31, 2008	June 1, 2008 – May 31, 2009	June 1, 2009 – forward

As our hospitals approach a new cost reporting year and work to achieve compliance with a higher compliance threshold, we anticipate that volumes of these hospitals will decline. We plan to continue to aggressively attempt to mitigate the impact of the 75% Rule by managing our expenses, focusing our marketing efforts on compliant cases, and developing new post-acute services and other services that are complementary to our IRFs. For additional information on the 75% Rule, see Item 1, Business, “Sources of Revenue,” of our 2006 Form 10-K.

•

Single-Payor Exposure. Medicare comprises approximately 68% of our consolidated Net operating revenues for the nine months ended September 30, 2007. Consequently, single-payor exposure presents a risk. In particular, as discussed in Item 1, Business, “Sources of Revenues,” to our 2006 Form 10-K, changes to the 75% Rule and pricing pressure have combined to create a very challenging operating environment for us. Thus far, we have been able to partially mitigate the impact of the 75% Rule on our operating earnings by implementing the mitigation strategies discussed in Item 1, Business, “Inpatient Division,” of our 2006 Form 10-K. Because we receive a significant percentage of our revenues from Medicare, our inability to achieve continued compliance with or continue to mitigate the negative effects of the 75% Rule could have a material adverse effect on our business, financial position, results of operations, and cash flows.

•

Leverage and Liquidity. We are highly leveraged. Our high leverage increases our cost of borrowing and decreases our Net income. However, our leverage and liquidity are improving. During the second and third quarters of 2007, we used the net proceeds from the divestiture of our surgery centers, outpatient, and diagnostic divisions to pay down debt. As a result of these transactions, our total debt outstanding has decreased from $3.4 billion as of December 31, 2006 to $2.4 billion as of September 30, 2007. In addition, in October 2007, we used approximately $405 million of our $440 million income tax recovery from the Internal Revenue Service (the “IRS”) (See Note 5, Long-term Debt, and Note 7, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report) to pay down amounts outstanding under our Credit Agreement.

In addition, during the third quarter of 2007, we used available cash and borrowings on our revolving credit facility to redeem approximately $32 million of our 10.75% Senior Notes due 2016. In October 2007, we continued using available cash to redeem an additional $19 million of these higher interest rate notes. See Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

We have scheduled payments of $6.5 million and $71.5 million in the remainder of 2007 and 2008, respectively, related to long-term debt obligations (see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report). In addition to debt service, we expect to make the final payment of $21.9 million for the Medicare Program Settlement (see Note 22, Medicare Program Settlement, to the consolidated financial statements accompanying our March 2007 Form 8-K) in December 2007, and we made the final $25.0 million payment related to our SEC Settlement (see Note 23, SEC Settlement, to the consolidated financial statements accompanying our March 2007 Form 8-K) in October 2007. Once these settlement payments are behind us, we will be able to redirect our operating cash elsewhere in the Company. Based on our current borrowing capacity and leverage ratio required under our Credit Agreement, we do not believe there is significant risk in our ability to make additional draws under our revolving credit facility, if needed.

The biggest risk relating to our high leverage is the possibility that a substantial down-turn in operating earnings could impair our ability to comply with the financial covenants contained within our Credit Agreement. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms as favorable to those in our existing Credit Agreement. A default due to violation of the covenants contained within our Credit Agreement could require us to immediately repay all amounts then outstanding under the Credit Agreement.

•

Divestiture-Related Activities and Post-Closing Risk Factors. Our divestiture activities have necessarily created operational challenges for us, such as combating uncertainty in our workforce and, pursuant to our post-closing contractual obligations, continuing to provide corporate support and other services to each division during the transition period. In addition to these operational challenges, we also continue to seek regulatory approval for the transition of certain facilities included in the divestiture transactions from the applicable agencies. We also face certain financial risks and challenges relating to these divestiture transactions following their closing. These include disputes with former partners, working capital adjustments, uncertainties regarding regulatory approvals, guarantees of certain obligations, and certain contract termination or repurchase rights that may have been triggered by the divestitures. See Note 6, Assets Held for Sale and Results of Discontinued Operations, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited) of this report for additional information.

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

On August 1, 2007, the United States House of Representatives passed a bill which proposes the enactment of a law titled the “Children’s Health and Medicare Protection Act of 2007.” Among other things, the bill proposes to permanently freeze the implementation of the 75% Rule at 60% and proposes changes that would reduce reimbursement for lower extremity joint replacement and hip fractures. While certain parts of this bill are advantageous to the Company, such as the freezing of the 75% Rule’s compliance threshold, other parts would negatively impact our results of operations, if the bill were enacted into law in its current form. For example, at this time, we estimate the annual impact of the proposed reductions for lower extremity joint replacement and hip fractures would negatively impact our consolidated Net operating revenues in the range of $40 million to $45 million. If enacted into law, we would expect to mitigate the impact to our Net income by reducing operating expenses. Congress continues to consider this and other Medicare legislation proposals that could impact the Company, and, at this time, we are unable to estimate the total impact such legislation might have on our financial position, results of operations, or cash flows, if these proposals were to become law.

Consolidated Results of Operations

We are the nation’s largest provider of inpatient rehabilitation services. Our inpatient rehabilitation hospitals provide comprehensive services to patients who require intensive institutional rehabilitation care. Patient care is provided by nursing and therapy staff as directed by a physician order. Internal case managers monitor each patient’s progress and provide documentation of patient status, achievement of goals, functional outcomes and efficiency.

We operate inpatient rehabilitation hospitals and long-term acute care hospitals (“LTCHs”) and provide treatment on both an inpatient and outpatient basis. As of September 30, 2007, we operated 94 inpatient rehabilitation hospitals (including 3 hospitals which we account for using the equity method of accounting), 6 LTCHs, and 70 outpatient satellites located within or near (and operated by) our hospitals. In addition to HealthSouth hospitals, we manage 11 inpatient rehabilitation units, 3 outpatient satellites, and one gamma knife radiosurgery center through management contracts. Our inpatient hospitals are located in 26 states, with a concentration of hospitals in Texas, Pennsylvania, Florida, Tennessee, and Alabama. As of September 30, 2007, we also had two hospitals in Puerto Rico, one of which began seeing patients in April 2007.

During the three and nine months ended September 30, 2007 and 2006, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Medicare	66.0%	68.1%	67.7%	68.7%
Medicaid	2.1%	2.1%	1.9%	2.1%
Workers’ compensation	2.4%	2.6%	2.3%	2.6%
Managed care and other discount plans	19.2%	19.2%	18.6%	18.4%
Other third-party payors	6.7%	4.9%	6.2%	5.0%
Patients	1.1%	0.5%	0.7%	0.3%
Other income	2.5%	2.6%	2.6%	2.9%
Total	100.0%	100.0%	100.0%	100.0%

Our payor mix is weighted heavily towards Medicare. Our IRFs receive Medicare reimbursements under IRF-PPS. Under IRF-PPS, our IRFs receive fixed payment amounts per discharge based on certain rehabilitation impairment categories established by the Department of Health and Human Services. With IRF-PPS, our hospitals retain the difference, if any, between the fixed payment from Medicare and their operating costs. Thus, our hospitals are rewarded for being high quality, low cost providers. For additional information regarding Medicare reimbursement, please see the “Sources of Revenues” section of Item 1, Business, of our 2006 Form 10-K.

Due to the significance of Medicare payments to our hospitals, the number of patient discharges is a key metric utilized by management to monitor and evaluate our performance. The number of outpatient visits is also tracked in order to measure the volume of outpatient activity each period.

Certain financial results have been reclassified to conform to the current period presentation. For the three months ended September 30, 2007, such reclassifications primarily relate to two LTCHs and one other entity we sold or closed during the third quarter of 2007 that qualified under FASB Statement No. 144 to be reported as assets held for sale and discontinued operations. Since the filing of our March 2007 Form 8-K, such reclassifications include the qualification of our surgery centers, outpatient, and diagnostic divisions as assets held for sale and discontinued operations under FASB Statement No. 144, as well as certain inpatient hospitals and our electro-shock wave lithotripter units we closed or sold in the first and second quarters of 2007 that also qualified under FASB Statement No. 144. We reclassified our condensed consolidated balance sheet as of December 31, 2006 to show the assets and liabilities of these qualifying divisions and facilities as held for sale. We also reclassified our condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2006 and our condensed consolidated statement of cash flows for the nine months ended September 30, 2006 to show the results of those qualifying divisions and facilities as discontinued operations. We also reclassified certain expenses considered to be corporate overhead historically reported primarily within the lines entitled Salaries and benefits and Other operating expenses into General and administrative expenses in our condensed consolidated statements of operations and comprehensive income (loss). These expenses primarily include administrative expenses such as corporate accounting, internal controls, legal, and information technology services.

For the three and nine months ended September 30, 2007 and 2006, our consolidated results of operations were as follows:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 30,		2007 vs.	September 30,		2007 vs.
	2007	2006	2006	2007	2006	2006
	(In Millions)			(In Millions)
Net operating revenues	$ 431.6	$ 413.5	4.4%	$ 1,313.5	$ 1,288.8	1.9%
Operating expenses:
Salaries and benefits	213.1	205.3	3.8%	642.1	612.3	4.9%
Other operating expenses	66.1	48.5	36.3%	195.1	175.5	11.2%
General and administrative
expenses	27.5	36.5	(24.7%)	107.2	107.6	(0.4%)
Supplies	24.2	25.4	(4.7%)	75.1	75.5	(0.5%)
Depreciation and amortization	19.9	20.7	(3.9%)	57.8	63.3	(8.7%)
Impairment of long-lived assets	0.4	–	N/A	15.1	–	N/A
Recovery of amounts due from
Richard M. Scrushy	–	(35.0)	(100.0%)	–	(35.0)	(100.0%)
Occupancy costs	12.8	15.6	(17.9%)	38.5	39.9	(3.5%)
Provision for doubtful accounts	5.7	11.1	(48.6%)	26.6	25.9	2.7%
Loss on disposal of assets	0.6	1.0	(40.0%)	2.2	5.2	(57.7%)
Government, class action, and
related settlements expense	3.9	28.4	(86.3%)	(31.7)	49.9	(163.5%)
Professional fees—accounting,
tax, and legal	9.2	23.1	(60.2%)	44.3	99.4	(55.4%)
Total operating expenses	383.4	380.6	0.7%	1,172.3	1,219.5	(3.9%)
Loss on early extinguishment of debt	2.2	–	N/A	19.9	365.6	(94.6%)
Interest expense and amortization of
debt discounts and fees	60.2	56.8	6.0%	177.9	176.8	0.6%
Other income	(9.4)	(0.8)	1,075.0%	(14.5)	(5.7)	154.4%
Loss on interest rate swap	21.4	28.7	(25.4%)	6.8	13.9	(51.1%)
Equity in net income of
nonconsolidated affiliates	(2.3)	(2.4)	(4.2%)	(7.4)	(6.8)	8.8%
Minority interests in earnings of
consolidated affiliates	7.2	6.6	9.1%	23.2	22.8	1.8%
Loss from continuing operations
before income tax expense	(31.1)	(56.0)	(44.5%)	(64.7)	(497.3)	(87.0%)
Provision for income tax (benefit)
expense	(281.1)	2.1	(13,485.7%)	(288.2)	21.0	(1,472.4%)
Income (loss) from continuing
operations	250.0	(58.1)	(530.3%)	223.5	(518.3)	(143.1%)
Income (loss) from discontinued
operations, net of income tax
(benefit) expense	37.6	(18.0)	(308.9%)	475.7	(35.4)	(1,443.8%)
Net income (loss)	$ 287.6	$ (76.1)	(477.9%)	$ 699.2	$ (553.7)	(226.3%)

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Salaries and benefits	49.4%	49.6%	48.9%	47.5%
Other operating expenses	15.3%	11.7%	14.9%	13.6%
General and administrative expenses	6.4%	8.8%	8.2%	8.3%
Supplies	5.6%	6.1%	5.7%	5.9%
Depreciation and amortization	4.6%	5.0%	4.4%	4.9%
Impairment of long-lived assets	0.1%	0.0%	1.1%	0.0%
Recovery of amounts due from Richard M. Scrushy	0.0%	(8.5%)	0.0%	(2.7%)
Occupancy costs	3.0%	3.8%	2.9%	3.1%
Provision for doubtful accounts	1.3%	2.7%	2.0%	2.0%
Loss on disposal of assets	0.1%	0.2%	0.2%	0.4%
Government, class action, and related settlements expense	0.9%	6.9%	(2.4%)	3.9%
Professional fees—accounting, tax, and legal	2.1%	5.6%	3.4%	7.7%
Total	88.8%	92.0%	89.3%	94.6%

Additional information regarding our operating results for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In Millions)
Net patient revenue—inpatient	$ 383.5	$ 364.9	$ 1,164.9	$ 1,122.3
Net patient revenue—outpatient and other revenues	48.1	48.6	148.6	166.5
Net operating revenues	$ 431.6	$ 413.5	$ 1,313.5	$ 1,288.8

	(Actual Amounts)
Discharges	24,709	24,938	76,279	76,463
Outpatient visits	324,962	356,601	1,017,257	1,110,202
Average length of stay	15.4 days	15.4 days	15.2 days	15.2 days
Occupancy %	61.8%	63.5%	63.7%	64.9%
# of licensed beds	6,669	6,567	6,669	6,567
Full-time equivalents*	15,434	15,614	15,530	15,738

*

Excludes 589 and 865 full-time equivalents for the three months ended September 30, 2007 and 2006, respectively, and 761 and 845 full-time equivalents for the nine months ended September 30, 2007 and 2006, respectively, who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our condensed consolidated statements of operations and comprehensive income (loss). Full-time equivalents included in the above table represent those who participate in or support the operations of our hospitals.

Net Operating Revenues

Our consolidated Net operating revenues consist primarily of revenues derived from patient care services. Net operating revenues also include other revenues generated from management and administrative fees, operation of the conference center located on our corporate campus, and other non-patient care services. These other revenues approximated 2.5% and 2.6% of consolidated Net operating revenues for the three months ended September 30, 2007 and 2006, respectively, and 2.6% and 2.9% of consolidated Net operating revenues for the nine months ended September 30, 2007 and 2006, respectively.

Net patient revenue from our IRFs and LTCHs was 5.1% and 3.8% higher for the three and nine months ended September 30, 2007, respectively, than the comparable periods of 2006. The increase in both periods was primarily attributable to an increase in our patient case mix index and continued compliant case growth, both of which increased our revenue per discharge.

Based on industry data published through the Uniform Data System for Medical Rehabilitation (the “UDS”) for the second quarter of 2007, our IRFs continued to grow their market share of compliant cases. This industry information, as reported through the UDS under the presumptive method on a quarter lag, showed a 6.7% compliant case growth by HealthSouth during the second quarter of 2007 compared to an average 1.8% decline for non-HealthSouth rehabilitation sites.

Inpatient volumes decreased in both periods of 2007 due primarily to nine hospitals that moved from a 60% compliance threshold to a 65% compliance threshold under the 75% Rule on July 1, 2007. Discharges for the nine months ended September 30, 2007 were also negatively impacted by 16 of our hospitals that moved from a 50% compliance threshold to a 60% compliance threshold under the 75% on June 1, 2006. See “Key Challenges – 75% Rule” of the “Executive Overview” section of this Item for more information.

Increased Net operating revenues attributable to our inpatient hospitals were offset by decreased revenues from outpatient visits. Decreased outpatient volumes resulted from the closure of outpatient satellites, changes in patient program mix, shortages in therapy staffing, and continued competition from physicians offering physical therapy services within their own offices. As of September 30, 2007, we operated 70 outpatient satellites. As of September 30, 2006, we operated 91 outpatient satellites.

Salaries and Benefits

Salaries and benefits represent the most significant cost to us and include all amounts paid to full- and part-time employees who directly participate in or support the operations of our hospitals, including all related costs of benefits provided to employees. It also includes amounts paid for contract labor.

Salaries and benefits increased during the three and nine months ended September 30, 2007 over the comparable periods of 2006. An approximate 3% merit increase was given to employees on October 1, 2006, thus increasing Salaries and benefits during the applicable periods of 2007. The timing of our annual merit increases normally coincides with Medicare pricing adjustments that also occur during that time of year. In addition, shortages of therapists and nurses continue to cause us to raise salaries to retain current employees and to increase our utilization of higher-priced contract labor to properly care for our patients. Finally, as a result of our efforts to comply with the 75% Rule, we are increasingly treating higher acuity patients, which has resulted in increased labor costs.

We are focused on finding a long-term solution for recruiting and retaining qualified personnel for our operating hospitals. We believe we made some improvement in this area during the third quarter of 2007. Salaries and benefits increased by 3.8% in the third quarter of 2007 compared to the third quarter of 2006. However, this quarter-over-quarter increase of 3.8% was lower than the 5.5% increase we experienced in the second quarter of 2007.

We will continue to monitor the labor market, and we will make any necessary adjustments in order to remain competitive in this highly competitive environment. Effective October 1, 2007, an annual merit increase was given to our employees. As noted above, our annual merit increases normally coincide with Medicare pricing adjustments that historically occur during this time of year.

Other Operating Expenses

Other operating expenses include costs associated with managing and maintaining our hospitals. These expenses include such items as repairs and maintenance, utilities, contract services, professional fees, and insurance.

Other operating expenses were higher in the three and nine months ended September 30, 2007 compared to the same periods of 2006 due primarily to a reduction in self-insurance reserves driven by current claims history and revised actuarial estimates that was recorded in the third quarter of 2006. Also, now that we are a “pure play” provider of post-acute health care services, we are able to focus exclusively on the operations of our hospitals. As part of this focus, during the three and nine months ended September 30, 2007, we incurred professional fees with a consulting firm that is assisting us with the establishment of best practices across all our hospitals, primarily in the areas of sales and marketing and non-clinical activities.

As discussed in more detail in Note 8, Investments in and Advances to Nonconsolidated Affiliates, to our consolidated financial statements included in our March 2007 Form 8-K, Other operating expenses for the nine months ended September 30, 2006 also included a $6.9 million gain related to the repayment of a formerly fully reserved note receivable from Source Medical Solutions, Inc. (“Source Medical”).

General and Administrative Expenses

General and administrative expenses primarily include administrative expenses such as corporate accounting, internal controls, legal, and information technology services that are managed from our corporate headquarters in Birmingham, Alabama. These expenses include the salaries and benefits of 589 and 865 full-time equivalents for the three months ended September 30, 2007 and 2006, respectively, and 761 and 845 full-time equivalents for the nine months ended September 30, 2007 and 2006, respectively, who perform these administrative functions.

In addition, because we do not allocate corporate overhead to our divisions, our General and administrative expenses include costs associated with managing and providing shared services to our surgery centers, outpatient, and diagnostic divisions, through their respective dates of sale, even though these divisions qualify as discontinued operations. For the three and nine months ended September 30, 2007, General and administrative expenses approximated 6.4% and 8.2%, respectively, of consolidated Net operating revenues. However, these percentages decreased by 60 basis points and 260 basis points, respectively, if you include the revenues of the divisions reported in discontinued operations. Until we are able to rationalize our corporate overhead in relation to the size of our operations now that our divestitures are complete, our General and administrative expenses will reflect unusually high costs.

Our General and administrative expenses were lower in the three months ended September 30, 2007 compared to the same period of 2006 due to the divestiture of our surgery centers, outpatient, and diagnostic divisions in the second and third quarters of 2007 (See the “Executive Overview” section of this Item for more information on the timing of each divestiture). For the nine months ended September 30, 2007, the reduction in General and administrative expenses resulting from our divestiture transactions was offset by our investment in a development function, continued investment in our internal audit function, and costs associated with installing new accounting systems. Also, given the uncertainty surrounding our repositioning efforts in the first half of 2007, we experienced attrition of corporate employees who support our surgery centers, outpatient, and diagnostic divisions. As this attrition occurred, we chose to utilize higher-priced contract labor to temporarily fill certain corporate positions rather than hiring new employees to fill the open positions.

Supplies

Supplies expense includes all costs associated with supplies used while providing patient care. These costs include pharmaceuticals, needles, bandages, food, and other similar items.

Supplies expense decreased as a percent of Net operating revenues in both periods due to our supply chain management efforts and our increasing revenue base.

Depreciation and Amortization

The decrease in Depreciation and amortization during the three and nine months ended September 30, 2007 over the comparable periods of 2006 was due to the decreased depreciable base of our assets due to the level of our capital expenditures over the past few years.

Impairment of Long-Lived Assets

On June 1, 2007, we entered into an agreement with an investment fund sponsored by Trammell Crow Company (“Trammell Crow”) pursuant to which Trammell Crow agreed to acquire our corporate campus for a purchase price of approximately $60 million, subject to certain adjustments. During the nine months ended September 30, 2007, we wrote the long-lived assets associated with our corporate campus down by $14.5 million to their estimated fair value based on the estimated net proceeds we expected to receive from this sale.

The agreement to sell our corporate campus to Trammell Crow was terminated on August 7, 2007, pursuant to an opt-out provision in the agreement. The Company is considering various alternatives for its corporate campus, recognizing the current downturn in credit markets and its potential impact on any sale transaction.

Recovery of Amounts Due from Richard M. Scrushy

On January 3, 2006, the Alabama Circuit Court in the Tucker case (as defined in Note 10, Contingencies, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited)) granted the plaintiff’s motion for summary judgment against Richard M. Scrushy, our former chairman and chief executive officer, on a claim for the restitution of incentive bonuses Mr. Scrushy received for years 1996 through 2002. Including pre-judgment interest, the court’s total award was approximately $48 million. On August 25, 2006, the Alabama Supreme Court affirmed the Circuit Court’s order granting summary judgment against Mr. Scrushy on the unjust enrichment claim, and on October 27, 2006, the Alabama Supreme Court denied Mr. Scrushy’s motion for rehearing. As of September 30, 2006, approximately $35 million of the total award was not the subject of the motion for rehearing. Therefore, we recorded an approximate $35 million receivable related to this award during the three and nine months ended September 30, 2006.

Occupancy Costs

Occupancy costs include amounts paid for rent associated with leased hospitals, including common area maintenance and similar charges. These costs decreased in both periods of 2007 compared to the same periods of 2006 due primarily to rent expense incurred in 2006 for one of our inpatient hospitals in Florida. During 2007, we moved this hospital from leased space to a new, HealthSouth-owned building.

Provision for Doubtful Accounts

For the three months ended September 30, 2007, our Provision for doubtful accounts decreased as a percent of Net operating revenues. As previously disclosed, distractions associated with the installation of new collections software negatively impacted collection activity during the latter half of 2006. This quarter-over-quarter improvement in our Provision for doubtful accounts is reflective of the benefits we are now seeing of the new collections software that was installed, as well as the standardization of certain business office processes.

Our Provision for doubtful accounts approximated 2.0% of Net operating revenues for the nine months ended September 30, 2007 and 2006. While we are beginning to see the improvements noted above, throughout 2007, we have experienced the continued denial of certain billings by one of our fiscal intermediaries denying claims related to medical necessity. We appeal most of these denials and have experienced a strong success rate for claims that have completed the appeals process. While our success rate is a positive reflection of the medical necessity of the applicable patients, the appeals process can take in excess of one year, and we cannot provide assurance as to the ongoing and future success of our appeals. As such, we have provided reserves for these receivables in accordance with our accounting policy that necessarily considers the age of the receivables under appeal as part of our Provision for doubtful accounts. During the third quarter of 2007, the negative impact of these denials became level, year over year.

Government, Class Action, and Related Settlements Expense

Our Government, class action, and related settlements expense for the three and nine months ended September 30, 2007 included a $5.9 million and a $55.0 million, respectively, reduction in the liability associated with our securities litigation (as discussed in Note 9, Settlements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report) based on the value of our common stock and the associated common stock warrants underlying this settlement.

During the third quarter of 2007, we agreed in principle to a final settlement of certain self-disclosures made to the United States Department of Health & Human Services Office of Inspector General. During the three and nine months ended September 30, 2007, we recorded charges of approximately $6.2 million and $14.2 million, respectively, related to these negotiations and ultimate settlement.

Government, class action, and related settlements also included charges of approximately $3.6 million and $14.0 million during the three and nine months ended September 30, 2007, respectively, for certain settlements and other ongoing settlement negotiations. See Note 10, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

During the reconstruction and restatement period of our historical financial statements, it was determined that the equity balances of certain of our partners had been historically overstated by the fraudulent reporting. During the nine months ended September 30, 2007, we favorably settled with certain of these partners. The reduction of the equity balances of these partners resulted in an approximate $4.9 million gain included in Government, class action, and related settlements expense in our condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2007.

Government, class action, and related settlements expense for the three and nine months ended September 30, 2006 included a $1.0 million charge related to our ERISA litigation and a $1.9 million charge related to the Goodreau litigation. These expenses for the three and nine months ended September 30, 2006 also included charges of approximately $16.7 million and $31.4 million, respectively, associated with settlement negotiations with certain of our subsidiary partnerships related to the restatement of their historical financial statements. Government, class action, and related settlements expense for the three and nine months ended September 30, 2006 also included $1.0 million and $4.0 million related to our agreement with the United States to settle civil allegations brought in federal False Claims Act lawsuits regarding alleged improper billing practices relating to certain orthotic and prosthetic devices. These expenses for the three and nine months ended September 30, 2006 also included charges of $7.8 million and $8.6 million for other settlements, negotiations, and litigation.

For the nine months ended September 30, 2006, Government, class action, and related settlements expense also included a $3.0 million charge related to a payment made to the U.S. Postal Inspection Services Consumer Fraud Fund in connection with the execution of the non-prosecution agreement reached with the United States Department of Justice.

For additional information regarding these settlements, ongoing discussions, and litigation, see Note 9, Settlements, and Note 10, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. See also Note 25, Contingencies and Other Commitments, to the financial statements included in our March 2007 Form 8-K.

Professional Fees—Accounting, Tax, and Legal

As previously reported, significant changes have occurred at HealthSouth since the financial fraud perpetrated by certain members of our prior management team was uncovered. The steps taken to stabilize our business and operations, provide vital management assistance, and coordinate our legal strategy came at significant financial cost. During the three months ended September 30, 2007, these fees primarily related to income tax consulting fees for various tax projects (including tax projects associated with our filing of amended income tax returns for 1996 through 2003) and legal fees for continued litigation defense and support matters arising from our prior reporting and restatement issues discussed in Note 10, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. During the nine months ended September 30, 2007, these fees primarily related to fees paid to consultants supporting our divestiture activities, as well as the professional services discussed above for the three months ended September 30, 2007. During the three months ended September 30, 2006, Professional fees—accounting, tax, and legal related primarily to professional services to support the preparation of our Form 10-Q for the second quarter of 2006 (including the preparation of quarterly information for 2005, which had never been presented), tax preparation and consulting fees related to various tax projects, and legal fees for continued litigation defense and support matters. During the nine months ended September 30, 2006, Professional fees—accounting, tax, and legal related primarily to the preparation of our Annual Report on Form 10-K for the year ended December 31, 2005, professional services to support the preparation of our Form 10-Qs for the first and second quarters of 2006, tax preparation and consulting fees related to various tax projects, and legal fees for continued litigation defense and support matters.

Loss on Early Extinguishment of Debt

As discussed throughout this report, during the second and third quarters of 2007, we used the net proceeds from the divestiture of our surgery centers, outpatient, and diagnostic divisions to reduce borrowings outstanding under our Credit Agreement (as defined in Note 9, Long-term Debt, to the financial statements included in our March 2007 Form 8-K). During the third quarter of 2007, we also used a combination of cash on hand and borrowings under our revolving credit facility to redeem approximately $32 million of our 10.75% Senior Notes due 2016 (see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report). As a result of these pre-payments, we allocated a portion of the debt discounts and fees associated with these agreements to the debt that was extinguished and wrote off debt discounts and fees totaling approximately $2.2 million and $19.9 million to Loss on early extinguishment of debt during the three and nine months ended September 30, 2007, respectively.

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

The quarter-over-quarter decrease in Interest expense and amortization of debt discounts and fees was the result of decreased average borrowings that resulted from the debt pre-payments discussed in Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited).

Interest expense and amortization of debt discounts and fees decreased during the nine months ended September 30, 2007 when compared to the same period of 2006 due to lower amortization charges and decreased average borrowings offset by a higher average interest rate for the 2007 period. Amortization of debt discounts and fees was approximately $10.2 million less during the nine months ended September 30, 2007 compared to the same period of 2006. Amortization for the nine months ended September 30, 2006 included the amortization of loan fees associated with our Interim Loan Agreement (as defined in Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K) and the amortization of consent fees associated with the debt that was extinguished as part of the March 2006 recapitalization transactions discussed in Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K. Decreased average borrowings during the nine months ended September 30, 2007 compared to the same period of 2006 resulted in decreased interest expense of approximately $31.0 million period over period. Due to the recapitalization transactions and the private offering of senior notes described in Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K, our average interest rate for the nine months ended September 30, 2007 approximated 10.0% compared to an average interest rate of 9.5% for the nine months ended September 30, 2006. This increase in average interest rates contributed to an approximate $11.8 million of increased interest expense during the nine months ended September 30, 2007.

Other Income

During the third quarter of 2007, we sold our remaining investment in Source Medical to Source Medical and recorded a gain on sale of approximately $8.6 million. This gain is included in Other income in our condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2007. See Note 4, Investment in and Advances to Nonconsolidated Affiliates, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Investment in and Advances to Nonconsolidated Affiliates, to the financial statements included in our March 2007 Form 8-K for more information on Source Medical. As a result of this transaction, we have no further affiliation or material related party contracts with Source Medical.

Loss on Interest Rate Swap

Our Loss on Interest Rate Swap in each period represents amounts recorded related to the mark-to-market adjustments, quarterly settlements, and accrued interest recorded for our interest rate swap. The loss recorded in each period presented represents the market’s outlook for interest rates over the term of our swap agreement. To the extent the market believes interest rates will rise above our fixed rate of 5.2%, we will record gains. When the market believes interest rates will fall below our fixed rate of 5.2%, we will record losses. During the three and nine months ended September 30, 2007, we received approximately $0.6 million and $1.8 million, respectively, in net cash settlement payments from our counterparties under the interest rate swap agreement. During the three months ended September 30, 2006, we received approximately $0.4 million in net cash settlement payments from our counterparties under the interest rate swap agreement, while during the nine months ended September 30, 2006, we paid approximately $1.4 million in net cash settlement payments to our counterparties. For additional information regarding our interest rate swap, see Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K.

Per the underlying swap agreement, the notional amount of our interest rate swap was scheduled to be reduced from $1.9 billion to $1.1 billion in March 2008. However, due to the pre-payments discussed in Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and current market conditions, we decreased the notional amount of our interest rate swap to $1.1 billion in October 2007. Fees associated with this transaction were not material to our results of operations, financial position, or cash flows. See Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional information.

Minority Interests in Earnings of Consolidated Affiliates

Minority interests in earnings of consolidated affiliates represent the share of net income or loss allocated to members or partners in our consolidated affiliates. Fluctuations in Minority interests in earnings of consolidated affiliates are driven by the financial performance of the applicable facility population each period.

Loss from Continuing Operations Before Income Tax (Benefit) Expense

Our pre-tax loss from continuing operations for the three and nine months ended September 30, 2007 included an $8.6 million gain related to the sale of our remaining investment in Source Medical (see Note 4, Investment in and Advances to Nonconsolidated Affiliates, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report). Our pre-tax loss from continuing operations for the three and nine months ended September 30, 2006 included a $35.0 million recovery of incentive bonuses from Mr. Scrushy, as discussed above in “Consolidated Results of Operations – Recovery of Amounts Due from Richard M. Scrushy.”

Our Loss from continuing operations before income tax (benefit) expense (“pre-tax loss from continuing operations”) decreased for the three months ended September 30, 2007 compared to the same period of 2006 due primarily to a reduction in General and administrative expenses, professional fees, and a reduction in amounts recorded as Government, class action, and related settlements expense.

Our pre-tax loss from continuing operations for the nine months ended September 30, 2006 included a $365.6 million Loss on early extinguishment of debt. If we exclude this item, our pre-tax loss from continuing operations for the nine months ended September 30, 2006 was $131.7 million, resulting in a $67.0 million decrease in our pre-tax loss from continuing operations period over period. This decrease primarily resulted from a reduction in professional fees and a reduction in amounts recorded as Government, class action, and related settlements expense. These reductions in operating expenses were offset by impairment charges recorded during the nine months ended September 30, 2007 related to our corporate campus, as discussed above.

Provision for Income Tax (Benefit) Expense

The change in our Provision for income tax (benefit) expense in each period presented is due primarily to the recovery of federal income taxes for tax years 1996 through 1999, as discussed in Note 7, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Results of Discontinued Operations

As discussed earlier in this Item and in Note 1, Basis of Presentation, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, our surgery centers, outpatient, and diagnostic divisions are reported as held for sale in our condensed consolidated balance sheets and discontinued operations in our condensed consolidated statements of operations and comprehensive income (loss). In addition, during the three months ended September 30, 2007, two LTCHs and one other entity qualified under FASB Statement No. 144 to be reported as held for sale and discontinued operations. We reclassified our condensed consolidated balance sheet as of December 31, 2006 to show the assets and liabilities of these qualifying divisions and facilities as held for sale. We also reclassified our condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2006 and our condensed consolidated statement of cash flows for the nine months ended September 30, 2006 to show the results of those qualifying divisions and facilities as discontinued operations.

The operating results of discontinued operations, by division and in total, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In Millions)
HealthSouth Corporation:
Net operating revenues	$ 3.0	$ 21.5	$ 17.5	$ 73.3
Costs and expenses	5.9	21.9	26.7	85.4
Impairments	–	–	–	1.9
Loss from discontinued operations	(2.9)	(0.4)	(9.2)	(14.0)
Gain (loss) on disposal of assets of discontinued
operations	0.2	(1.2)	(0.2)	(8.5)
Income tax benefit (expense)	0.3	(0.1)	0.5	(0.2)
Loss from discontinued operations, net of tax	$ (2.4)	$ (1.7)	$ (8.9)	$ (22.7)
Surgery Centers:
Net operating revenues	$ 12.0	$ 180.0	$ 375.1	$ 566.3
Costs and expenses	10.6	183.2	345.3	559.4
Impairments	0.8	–	3.8	1.6
Income (loss) from discontinued operations	0.6	(3.2)	26.0	5.3
(Loss) gain on disposal of assets of discontinued
operations	(0.1)	0.6	1.8	14.8
Gain of divestiture of division	49.2	–	317.8	–
Income tax (expense) benefit	(6.3)	(3.7)	42.2	(11.5)
Income (loss) from discontinued operations,
net of tax	$ 43.4	$ (6.3)	$ 387.8	$ 8.6
Outpatient:
Net operating revenues	$ 12.7	$ 78.2	$ 120.5	$ 253.6
Costs and expenses	5.5	79.4	106.0	244.7
Impairments	–	0.2	0.2	0.5
Income (loss) from discontinued operations	7.2	(1.4)	14.3	8.4
Gain (loss) on disposal of assets of discontinued
operations	–	0.4	(1.3)	0.2
(Loss) gain on divestiture of division	(0.4)	–	134.2	–
Income tax expense	(3.1)	(0.2)	(7.4)	(0.2)
Income (loss) from discontinued operations,
net of tax	$ 3.7	$ (1.2)	$ 139.8	$ 8.4
Diagnostic:
Net operating revenues	$ 13.5	$ 52.1	$ 90.2	$ 157.1
Costs and expenses	14.4	65.4	96.6	186.3
Impairments	0.5	–	33.2	2.9
Loss from discontinued operations	(1.4)	(13.3)	(39.6)	(32.1)
Gain on disposal of assets of discontinued operations	1.5	4.8	2.8	2.8
Loss on divestiture of division	(8.4)	–	(8.4)	–
Income tax benefit (expense)	1.2	(0.3)	2.2	(0.4)
Loss from discontinued operations, net of tax	$ (7.1)	$ (8.8)	$ (43.0)	$ (29.7)
Total:
Net operating revenues	$ 41.2	$ 331.8	$ 603.3	$ 1,050.3
Costs and expenses	36.4	349.9	574.6	1,075.8
Impairments	1.3	0.2	37.2	6.9
Income (loss) from discontinued operations	3.5	(18.3)	(8.5)	(32.4)
Gain on disposal of assets of discontinued operations	1.6	4.6	3.1	9.3
Gain on divestiture of divisions	40.4	–	443.6	–
Income tax (expense) benefit	(7.9)	(4.3)	37.5	(12.3)
Income (loss) from discontinued operations, net
of tax	$ 37.6	$ (18.0)	$ 475.7	$ (35.4)

HealthSouth Corporation. Our results of discontinued operations for the three and nine months ended September 30, 2006 included the operations of our Cedar Court hospital in Australia (sold in October 2006 as we divested our international operations), Central Georgia Rehabilitation Hospital (lease expired on September 30, 2006 and was not extended), Union LTCH (closed February 2007 due to performance), Alexandria LTCH (sold in May 2007), Winnfield LTCH (sold in August 2007), and Terre Haute LTCH (closed in August 2007). The timing of the sale or closure of these hospitals was the primary factor that contributed to the change in net operating revenues and costs and expenses in each period presented. The change in net operating revenues and costs and expenses in the nine months ended September 30, 2007 also related to the sale of one of our former acute care hospitals, the Birmingham Medical Center, on March 31, 2006. The impairment charge we recorded during the nine months ended September 30, 2006 was based on the difference between the expected sales price and the net book value of an entity we sold in the latter half of 2006. The net loss on asset disposals in the nine months ended September 30, 2006 was the result of our sale of the Birmingham Medical Center and lease termination fees associated with certain properties adjacent to the Birmingham Medical Center.

Surgery Centers. The net operating revenues and costs and expenses for the three months ended September 30, 2007 were lower than those of the comparable period in 2006 due to the closing of the transaction to sell our surgery centers division to ASC on June 29, 2007, as discussed below. The decrease in net operating revenues and costs and expenses between the nine months ended September 30, 2007 and the comparable period of 2006 was due to the closing of the transaction to sell our surgery centers division to ASC on June 29, 2007, surgery centers that became equity method investments rather than consolidated entities after the second quarter of 2006, and declining volumes. Facility closings resulted in the impairment charge in the nine months ended September 30, 2007. Facility closings and facilities experiencing negative cash flows from operations resulted in the impairment charge in the nine months ended September 30, 2006. In each period, we determined the fair value of the impaired assets using valuation techniques that included discounted cash flows and third-party appraisals. The gain on disposal of assets recorded in the nine months ended September 30, 2006 primarily related to the sale of three surgery centers during that period.

We closed the transaction to sell our surgery centers division to ASC on June 29, 2007, other than with respect to certain facilities for which approvals for the transfer to ASC had not yet been received as of such date. During the third quarter of 2007, we received approval for the transfer of a portion of these facilities, but others remain pending. No portion of the purchase price was withheld at closing pending the transfer of these facilities. As of September 30, 2007, we have deferred approximately $66.3 million of cash proceeds received at closing associated with the facilities still awaiting approval for transfer to ASC.

During the third quarter of 2007, we also reached an agreement with certain of our remaining partners to sell an additional facility to ASC. This facility was an opt-out partnership at the time the original transaction closed with ASC. After deducting deal and separation costs, we received approximately $16.2 million of net cash proceeds in conjunction with the sale of this facility.

As a result of the disposition of our surgery centers division, including the opt-out partnership discussed above, we recorded post-tax gains on disposal of approximately $49.2 million and $379.1 million during the three and nine months ended September 30, 2007. We expect to record an additional gain of approximately $12 million to $22 million once approval is obtained for the facilities that remain pending. For additional information, see Note 6, Assets Held for Sale and Results of Discontinued Operations, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Outpatient. The net operating revenues and costs and expenses for the three and nine months ended September 30, 2007 were lower than those of the comparable periods in 2006 due primarily to the closing of the transaction to sell our outpatient division to Select Medical on May 1, 2007, other than with respect to certain facilities for which approvals for the transfer to Select Medical had not yet been received as of such date. Approximately $24 million of the $245 million purchase price was withheld pending the transfer of these facilities. As a result of the disposition of our outpatient division, we recorded an approximate $134.6 million post-tax gain on disposal during the nine months ended September 30, 2007. On October 31, 2007, we received approval for the transfer of the remaining facilities to Select Medical, and we received the additional sale proceeds on November 2, 2007. We expect to record an additional gain of approximately $10 million to $15 million in the fourth quarter of 2007 associated with these remaining facilities. For additional information, see Note 6, Assets Held for Sale and

Results of Discontinued Operations, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Diagnostic. The net operating revenues and costs and expenses for the three months ended September 30, 2007 were lower than those of the comparable period in 2006 due to the closing of the transaction to sell our diagnostic division to The Gores Group on July 31, 2007, as discussed below. The decrease in net operating revenues and costs and expenses between the nine months ended September 30, 2007 and the comparable period of 2006 was attributable to the closing of the divestiture transaction, lower scan volumes due to new restrictions imposed by certain payors, and the negative impact on pricing of the Deficit Reduction Act for diagnostic imaging services effective January 1, 2007. Costs and expenses also decreased in part due to the completed implementation of a new enterprise information technology system in the fourth quarter of 2006 and decreased costs associated with the outsourcing of collection activities in 2006. The results of operations of our diagnostic division also included impairment charges in certain periods presented. During the nine months ended September 30, 2007, we wrote the intangible assets and certain long-lived assets of our diagnostic division down to their estimated fair value based on the estimated net proceeds we expected to receive from the divestiture of the division. During the nine months ended September 30, 2006, facility closings and facilities experiencing negative cash flow from operations resulted in the division recognizing impairment charges related to long-lived assets. We determined the fair value of the impaired long-lived assets at a facility primarily based on the assets’ estimated fair value using valuation techniques that included discounted future cash flows and third-party appraisals.

We closed the transaction to sell our diagnostic division to The Gores Group on July 31, 2007, other than with respect to one facility for which approval for the transfer had not yet been received as of such date. The net cash proceeds received at closing, after deducting deal and separation costs and purchase price adjustments, approximated $39.7 million. As a result of the disposition of our diagnostic division, we recorded an approximate $8.4 million post-tax loss on disposal in the third quarter of 2007. This loss primarily resulted from working capital adjustments based on the final balance sheet and ongoing negotiations with the buyer related to working capital. For additional information, see Note 6, Assets Held for Sale and Results of Discontinued Operations, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, cash from operations, and Revolving Loans under our Credit Agreement (as defined in Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K).

We are highly leveraged. However, our leverage and liquidity are improving. During the second and third quarters of 2007, we used the net proceeds from the divestiture of our surgery centers, outpatient, and diagnostic divisions to pay down debt. As a result of these transactions, our total debt outstanding has decreased from $3.4 billion as of December 31, 2006 to $2.4 billion as of September 30, 2007. In addition, in October 2007, we used approximately $405 million of our $440 million income tax recovery from the IRS (See Note 5, Long-term Debt, and Note 7, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report) to pay down amounts outstanding under our Credit Agreement.

In addition to the pre-payments discussed above, during the third quarter of 2007, we used available cash and borrowings on our revolving credit facility to redeem approximately $32 million of our 10.75% Senior Notes due 2016. In October 2007, we used available cash to redeem an additional $19 million of these higher interest rate notes. See Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Approximately $115.0 million of our $2.4 billion of long-term debt outstanding as of September 30, 2007 represents amounts drawn under our $400 million revolving credit facility (excluding approximately $121.3 million utilized under the revolving letter of credit subfacility). Amounts were drawn from the revolving credit facility primarily due to the timing of interest payments and government settlement payments (as discussed in Note 22, Medicare Program Settlement, and Note 23, SEC Settlement, to the consolidated financial statements included in our March 2007 Form 8-K), as well as the redemption of a portion of our 10.75% Senior Notes due 2016 (as discussed in Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report). As of October 31, 2007, we had $22 million drawn under our revolving credit facility. Based on our current borrowing capacity and leverage ratio required under our Credit Agreement, we do not believe there is significant risk in our ability to make additional draws under our revolving credit facility, if needed.

We have scheduled payments of $6.5 million and $71.5 million in the remainder of 2007 and 2008, respectively, related to long-term debt obligations (see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report). In addition to debt service, we expect to make the final payment of $21.9 million for the Medicare Program Settlement in December 2007, and we made the final $25.0 million payment related to our SEC Settlement in October 2007 (see Note 22, Medicare Program Settlement, and Note 23, SEC Settlement, to the consolidated financial statements included in our March 2007 Form 8-K).

Once these settlement payments are behind us, we will be able to redirect our operating cash elsewhere in the Company, including redirecting our cash to our development activities. We are now in Phase 2, or the operational and growth focus portion, of our strategic plan. During this phase, we will use operating cash flows and other sources of liquidity to take advantage of selected development opportunities in inpatient rehabilitative care. Specifically, we plan to explore consolidation opportunities as they arise and build new IRFs.

The biggest risk relating to our high leverage is the possibility that a substantial down-turn in operating earnings could impair our ability to comply with the financial covenants contained within our Credit Agreement. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms as favorable to those in our existing Credit Agreement. A default due to violation of the covenants contained within our Credit Agreement could require us to immediately repay all amounts then outstanding under the Credit Agreement. See also Item 1A, Risk Factors, of our 2006 Form 10-K and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included in our March 2007 Form 8-K for a discussion of risks and uncertainties facing us. Changes in our business or other factors may occur that might have a material adverse impact on our financial position, results of operations, and cash flows.

Sources and Uses of Cash

Our primary sources of funding are cash flows from operations and borrowings under long-term debt agreements. Over the past three years, our funds were used primarily to fund working capital requirements, make capital expenditures, and make payments under various settlement agreements. The following table shows the cash flows provided by or used in operating, investing, and financing activities for the nine months ended September 30, 2007 and 2006, as well as the effect of exchange rates for those same periods:

	Nine Months Ended September 30,
	2007	2006
	(In Millions)
Net cash used in operating activities	$ (145.6)	$ (79.3)
Net cash provided by investing activities	1,187.9	53.9
Net cash used in financing activities	(1,066.8)	(118.1)
Effect of exchange rate changes on cash and cash
equivalents	0.1	0.3
Decrease in cash and cash equivalents	$ (24.4)	$ (143.2)

Operating activities. Operating cash associated with discontinued operations decreased from a $32.6 million source of cash in the nine months ended September 30, 2006 to a $34.5 million use of cash in the nine months ended September 30, 2007. Excluding the change in operating cash associated with discontinued operations, our net cash used in operating activities would have decreased by approximately $0.8 million.

Investing activities. The increase in cash provided by investing activities was due to the cash proceeds received from the divestiture of our surgery centers, outpatient, and diagnostic divisions during the second and third quarters of 2007.

Financing activities. The increase in net cash used in financing activities was due to the use of the cash proceeds from the divestiture of our surgery centers, outpatient, and diagnostic divisions to reduce debt outstanding under our Credit Agreement during the second and third quarters of 2007. During the nine months ended September 30, 2007, we made approximately $985.5 million of net debt payments. During the nine months ended September 30, 2006, we had net borrowings of approximately $58.1 million, including the issuance of convertible perpetual preferred stock.

Adjusted Consolidated EBITDA

Management continues to believe Adjusted Consolidated EBITDA under our Credit Agreement is a measure of leverage capacity, our ability to service our debt, and our ability to make capital expenditures. However, as we continue to deleverage our balance sheet and the large, non-ordinary course charges related to the “sins of the past” are behind us, this measure will become less significant.

We use Adjusted Consolidated EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our Credit Agreement, which is discussed in more detail in Note 9, Long-term Debt, to the consolidated financial statements included in the March 2007 Form 8-K. These covenants are material terms of the Credit Agreement, and the Credit Agreement represents a substantial portion of our capitalization. Non-compliance with these financial covenants under our Credit Agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms as favorable to those in our existing Credit Agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted Consolidated EBITDA is critical to our assessment of our liquidity.

In general terms, the definition of Adjusted Consolidated EBITDA, per our Credit Agreement, allows us to add back to Adjusted Consolidated EBITDA all unusual non-cash items or non-recurring items. These items include, but may not be limited to, (1) expenses associated with government, class action, and related settlements, (2) fees, costs, and expenses related to our recapitalization transactions, (3) any losses from discontinued operations and closed locations, (4) charges in respect of professional fees for reconstruction and restatement of financial statements, including fees paid to outside professional firms for matters related to internal controls and legal fees for continued litigation defense and support matters discussed in Note 25, Contingencies and Other Commitments, to the consolidated financial statements included in our March 2007 Form 8-K, (5) compensation expenses recorded in accordance with FASB Statement No. 123 (R), Share-Based Payment, (6) investment and other income (including interest income), and (7) fees associated with our divestiture activities. We reconcile Adjusted Consolidated EBITDA to Net income (loss).

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

Our Adjusted Consolidated EBITDA for the three and nine months ended September 30, 2007 and 2006 was as follows:

Reconciliation of Net Income (Loss) to Adjusted Consolidated EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In Millions)
Net income (loss)	$ 287.6	$ (76.1)	$ 699.2	$ (553.7)
(Income) loss from discontinued operations	(37.6)	18.0	(475.7)	35.4
Provision for income tax (benefit) expense	(281.1)	2.1	(288.2)	21.0
Loss on interest rate swap	21.4	28.7	6.8	13.9
Interest expense and amortization of debt discounts
and fees	60.2	56.8	177.9	176.8
Loss on early extinguishment of debt	2.2	–	19.9	365.6
Government, class action, and related settlements	3.9	28.4	(31.7)	49.9
Net noncash loss on disposal of assets	0.6	1.1	2.2	5.3
Impairment charges	0.4	–	15.1	–
Depreciation and amortization	19.9	20.7	57.8	63.3
Professional fees—accounting, tax, and legal	9.2	23.1	44.3	99.4
Compensation expense under FASB Statement
No. 123(R)	2.0	3.6	8.1	11.6
Restructuring activities under FASB Statement No. 146	–	–	–	0.3
Sarbanes-Oxley related costs	–	0.9	0.3	4.2
Adjusted Consolidated EBITDA	$ 88.7	$ 107.3	$ 236.0	$ 293.0

After consummation of the divestitures discussed earlier in this Item, and in accordance with our Credit Agreement (including the March 2007 amendment to the Credit Agreement, as discussed below), Adjusted Consolidated EBITDA is calculated to give effect to each divestiture, including adjustments for the allocation of corporate overhead to each divested division. Therefore, for purposes of covenant calculations reported to our lenders under the Credit Agreement, we add back a corporate overhead allocation for each divested division in the quarter in which the applicable transaction closes. However, while these allocations are additive to Adjusted Consolidated EBITDA under our Credit Agreement, these allocations are estimates and are not necessarily indicative of the Adjusted Consolidated EBITDA that would have resulted had the applicable divisions been divested as of the beginning of each period presented. Accordingly, they have not been added back to Net income (loss) in the table above and are not included in the above calculation of Adjusted Consolidated EBITDA. In addition, we are allowed to add other income, including interest income, to the calculation of Adjusted Consolidated EBITDA under our Credit Agreement. This includes the interest income associated with our federal income tax recovery, as discussed in Note 7, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. This amount has not been included in the above calculation, as it would not be indicative of our Adjusted Consolidated EBITDA for future periods.

Reconciliation of Adjusted Consolidated EBITDA to Net Cash Used in Operating Activities

	Nine Months Ended September 30,
	2007	2006
	(In Millions)
Adjusted Consolidated EBITDA	$ 236.0	$ 293.0
Compensation expense under FASB Statement No. 123(R)	(8.1)	(11.6)
Sarbanes-Oxley related costs	(0.3)	(4.2)
Provision for doubtful accounts	26.6	25.9
Professional fees—accounting, tax, and legal	(44.3)	(99.4)
Interest expense and amortization of debt discounts and fees	(177.9)	(176.8)
(Gain) loss on sale of investments	(12.3)	0.7
Equity in net income of nonconsolidated affiliates	(7.4)	(6.8)
Minority interests in earnings of consolidated affiliates	23.2	22.8
Amortization of debt discounts and fees	6.1	16.3
Distributions from nonconsolidated affiliates	3.6	4.3
Stock-based compensation	6.1	9.0
Current portion of income tax benefit (expense)	290.9	(8.7)
Change in assets and liabilities	(343.5)	(87.4)
Change in government, class action, and related settlements liability	(110.3)	(87.2)
Other operating cash (used in) provided by discontinued operations	(34.5)	32.6
Other	0.5	(1.8)
Net Cash Used in Operating Activities	$ (145.6)	$ (79.3)

Adjusted Consolidated EBITDA for the three and nine months ended September 30, 2007 included the gain on the sale of our investment in Source Medical, as discussed above. Adjusted Consolidated EBITDA for the three and nine months ended September 30, 2006 included the recovery of incentive bonuses from Mr. Scrushy, as discussed above.

Adjusted Consolidated EBITDA decreased in the three and nine months ended September 30, 2007 over the comparable periods of 2006 due primarily to the recovery from Mr. Scrushy recorded in the third quarter of 2006. The decrease in Adjusted Consolidated EBITDA for the nine months ended September 30, 2007 compared to the same period of 2006 was also due to higher Salaries and benefits and Other operating expenses, as discussed above.

Current Liquidity and Capital Resources

As of September 30, 2007, we had approximately $15.9 million in Cash and cash equivalents. This amount excludes approximately $53.2 million in restricted cash and $17.5 million of restricted marketable securities, which are assets whose use is restricted because of various obligations we have under lending agreements, partnership agreements, and other arrangements, primarily related to our captive insurance company. As of December 31, 2006, we had approximately $27.1 million in Cash and cash equivalents, $60.3 million in restricted cash, and $71.1 million of restricted marketable securities. See Note 1, Basis of Presentation, “Marketable Securities” to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited).

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

Funding Commitments

We have scheduled payments of $6.5 million and $71.5 million in the remainder of 2007 and 2008, respectively, related to long-term debt obligations. For additional information about our long-term debt obligations, see Note 5, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K.

We also have funding commitments related to legal settlements. We expect to make the final payment of $21.9 million for the Medicare Program Settlement in December 2007, and we made the final $25.0 million payment related to our SEC Settlement in October 2007 (see Note 22, Medicare Program Settlement, and Note 23, SEC Settlement, to the consolidated financial statements included in our March 2007 Form 8-K).

During the nine months ended September 30, 2007, we made capital expenditures of approximately $25.2 million. After our repositioning efforts, the total amounts expected for capital expenditures and development efforts for 2007 approximate $50 million to $75 million. Actual amounts spent are dependent upon the timing of development projects. These expenditures include IT initiatives, new business opportunities, and equipment upgrades and purchases. Approximately $35 million of this budgeted amount is non-discretionary.

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

As of September 30, 2007, we were secondarily liable for 202 such guarantees. The remaining terms of these guarantees range from 1 month to 141 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximates $138.9 million.

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

Also, as discussed in Note 9, Settlements, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), our securities litigation settlement agreement requires us to indemnify the settling insurance carriers, to the extent permitted by law, for any amounts that they are legally obligated to pay to any non-settling defendants. As of September 30, 2007, we have not recorded a liability regarding these indemnifications, as we do not believe it is probable we will have to perform under the indemnification portion of these settlement agreements and any amount we would be required to pay is not estimable at this time.

As of September 30, 2007, we do not have any retained or contingent interest in assets as defined above.

As of September 30, 2007, we hold one derivative financial instrument, as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In March 2006, we entered into an interest rate swap related to our Credit Agreement, as discussed in Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2007, we are not involved in any unconsolidated SPE transactions.

Contractual Obligations

Our consolidated contractual obligations for continuing operations (excluding interest on long-term debt, a portion of which will be recognized in discontinued operations—See Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report) as of September 30, 2007, are as follows:

	Total	October 1 through December 31, 2007	2008 – 2009	2010 – 2011	2012 and Thereafter
	(In Millions)
Long-term debt obligations:
Long-term debt, excluding revolving credit
facility and capital lease obligations(a)	$ 2,162.8	$ 3.0	$ 69.9	$ 25.2	$ 2,064.7
Revolving credit facility	115.0	–	–	–	115.0
Interest on long-term debt(b)	1,378.1	53.6	418.6	411.3	494.6
Capital lease obligations(c)	158.3	5.5	42.9	36.6	73.3
Operating lease obligations(d)(e)	249.6	10.3	69.9	49.3	120.1
Purchase obligations(e)(f)	21.0	7.6	12.2	1.2	–
Other long-term liabilities:
Government settlements, including interest
when applicable	47.3	47.3	–	–	–
Other liabilities(g)	8.7	1.1	4.4	0.4	2.8

(a)

Included in long-term debt are amounts owed on our bonds payable and notes payable to banks and others. These borrowings are further explained in Note 9, Long-term Debt, of the notes to the consolidated financial statements included in our March 2007 Form 8-K. See also Note 5, Long-term Debt, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report for information related to the use of our income tax recovery to pay down debt in October 2007.

(b)

Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of September 30, 2007. Interest related to capital lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our condensed consolidated statements of operations and comprehensive income (loss). Amounts also exclude the impact of our interest rate swap. See also Note 5, Long-term Debt, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report for information related to the use of our income tax recovery to pay down debt in October 2007.

(c)

Amounts include interest portion of future minimum capital lease payments. As of September 30, 2007, these amounts exclude approximately $5.3 million of capital lease obligations associated with facilities that are reported in discontinued operations.

(d)

We lease many of our hospitals as well as other property and equipment under operating leases in the normal course of business. Some of our hospital leases require percentage rentals on patient revenues above specified minimums and contain escalation clauses. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 6, Property and Equipment, of the notes to the consolidated financial statements included in our March 2007 Form 8-K.

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

(g)

Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: medical malpractice and workers’ compensation risks, deferred income taxes, and our estimated liability for unsettled litigation. For more information, see Note 1, Summary of Significant Accounting Policies, “Self-Insured Risks,” Note 19, Income Taxes, and Note 25, Contingencies and Other Commitments, of the notes to the consolidated financial statements included in our March 2007 Form 8-K. Also, as discussed in Note 7, Income Taxes, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. At September 30, 2007, we had approximately $147.0 million of total gross unrecognized tax benefits. In addition, we had an accrual for related interest income of $163.5 million as of September 30, 2007. We continue to actively pursue the maximization of our remaining income tax refund claims. The process of resolving these tax matters with the applicable taxing authorities will continue throughout the remainder of 2007 and 2008, and will likely extend into 2009. At this time, we cannot estimate a range of the reasonably possible change that may occur.

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

We are the nation’s largest provider of inpatient rehabilitation services, and we believe our size allows us to provide inpatient rehabilitative services on a cost-effective basis. Specifically, because of our large number of inpatient hospitals, we can utilize standardized staffing models and take advantage of certain supply chain efficiencies. In addition, we are studying techniques that will allow us to continue to focus and improve our marketing efforts to drive compliant case growth and increase our market share. The success of our efforts to date were reflected in industry data published through the UDS for the second quarter of 2007, as discussed in the “Consolidated Results of Operations – Net Operating Revenues” section of this Item. Furthermore, our hospitals provide a broad base of clinical experience from which we have developed clinical best practices and protocols. We believe these clinical best practices and protocols help ensure the delivery of consistently high quality rehabilitative services across all of our hospitals.

While we expect to continue our market share growth of compliant cases through the remainder of the year, as most of our IRFs approach a new cost reporting year in the fourth quarter of 2007, we anticipate declining volumes as we work to achieve compliance with the 65% threshold. We will continue our efforts to aggressively mitigate the impact of the 75% Rule through stronger sales and marketing efforts, expense controls, and development of post-acute services that are complementary to our IRFs.

Furthermore, we believe the continued implementation of the 75% Rule will pose a challenge for our competitors and create consolidation opportunities for us. Thusfar in 2007, we have taken advantage of industry instability and market opportunities by commencing and/or completing the following development projects:

•

In April 2007, we signed an agreement to partner with Wellmont Health System (“Wellmont”) to own and operate a new IRF in Bristol, Virginia and to partner with Wellmont at our existing IRF in Kingsport, Tennessee.

•	We opened our second IRF in Puerto Rico in April 2007.
•	We opened a new 40-bed IRF in Fredericksburg, Virginia in July 2007.

We continue to focus on our development efforts and expect to make additional announcements about our development accomplishments by year end.

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

While we expect our 2007 operating results will be consistent with the fact that HealthSouth is emerging from a turnaround period and repositioning its business, we are establishing a solid platform for the long-term positioning of HealthSouth. We continue to offer high quality services. We believe inpatient rehabilitation is a growing market with considerable consolidation opportunities. Through our deleveraging plan, we have reduced our total debt outstanding by $1.4 billion from December 31, 2006 to October 31, 2007 through the use of the proceeds from our divestiture activities and the proceeds from our federal income tax recovery. This coupled with future deleveraging from available cash flows will allow us to take advantage of development and consolidation opportunities in that market, as well as significantly lower our interest costs. Whatever market conditions we face, we will continue to seek opportunities to improve operations, stabilize our finances, and develop new hospitals and post-acute services, with the ultimate goal of providing sustainable growth and return for our stockholders.

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

Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net market value of our fixed rate debt but has no impact on interest expense or cash flows. Interest rate changes on variable rate debt impacts our interest expense and cash flows, but does not impact the net fair value of the underlying debt instruments. Our fixed and variable rate debt as of September 30, 2007 is shown in the following table:

	As of September 30, 2007
	Carrying Amount	% of Total	Estimated Fair Value	% of Total
	(In Millions)
Fixed rate debt	$ 631.1	27.8%	$ 660.7	29.0%
Variable rate debt	1,642.0	72.2%	1,618.4	71.0%
Total long-term debt	$ 2,273.1	100.0%	$ 2,279.1	100.0%

As discussed in more detail in Note 9, Long-term Debt, to the consolidated financial statements included in our March 2007 Form 8-K, in March 2006, we entered into an interest rate swap to effectively convert the floating rate of a portion of our Credit Agreement to a fixed rate in order to limit our exposure to variability in interest payments caused by changes in LIBOR. Under the interest rate swap agreement, we pay a fixed rate of 5.2% on $1.9 billion of variable rate debt, while the counterparties to the interest rate swap agreement pay a floating rate based on 3-month LIBOR. As of September 30, 2007, the fair market value of our interest rate swap approximated ($18.8) million.

As discussed in Note 5, Long-term Debt, of our condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), during the second and third quarters of 2007, we used the net proceeds from the divestiture of surgery centers, outpatient, and diagnostic divisions to reduce debt outstanding under our Credit Agreement. Due to these debt pre-payments, the notional amount of our interest rate swap exceeded the principal amount of the debt to which it related as of September 30, 2007. Therefore, an increase in interest rates would have reduced our interest expense, and a decrease in interest rates would have increased our interest expense.

Based on the variable rate of our debt as of September 30, 2007 and inclusive of the impact of the conversion of $1.9 billion of variable rate interest to a fixed rate via an interest rate swap, as discussed above, a 1% increase in interest rates would reduce interest expense by $2.2 million per year, while a 1% decrease in interest rates would result in an additional $2.2 million in interest expense per year. A 1% increase in interest rates would result in an approximate $30.9 million decrease in the estimated net fair value of our fixed rate debt, and a 1% decrease in interest rates would result in an approximate $32.7 million increase in its estimated net fair value.

Per the underlying swap agreement, the notional amount of our interest rate swap was scheduled to be reduced from $1.9 billion to $1.1 billion in March 2008. However, due to the pre-payments discussed above and the additional debt pay down in October 2007 using the proceeds from our federal income tax recovery (see Note 5, Long-term Debt, and Note 7, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report), as well as current market conditions, we decreased the notional amount of our interest rate swap to $1.1 billion in October 2007. Fees associated with this transaction were not material to our results of operations, financial position, or cash flows.

Foreign operations, and the related market risks associated with foreign currencies, are currently, and have been, insignificant to our financial position, results of operations, and cash flows.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report. This conclusion was based on the fact that the material weakness relating to internal controls over our accounting for income taxes that existed as of December 31, 2006 (as disclosed in our 2006 Form 10-K) was still present at September 30, 2007.

Changes in Internal Control Over Financial Reporting

There have been no changes in our Internal Control over Financial Reporting during the quarter ended September 30, 2007 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information relating to certain legal proceedings in which we are involved is included in Note 9, Settlements, and Note 10, Contingencies, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our 2006 Form 10-K, our March 2007 Form 8-K, and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2007 and June 30, 2007.

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

3.3	Amended and Restated By-Laws of HealthSouth Corporation, effective as of September 21, 2006, as amended on February 28, 2007 and November 1, 2007.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHSOUTH CORPORATION

By:	/s/ John L. Workman
John L. Workman
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Date: November 6, 2007

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

3.3	Amended and Restated By-Laws of HealthSouth Corporation, effective as of September 21, 2006, as amended on February 28, 2007 and November 1, 2007.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.