Form 10-K
period 2007-12-31
HEALTHSOUTH CORP
filed 2008-02-26
CIK 785161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒           Accelerated filer  ☐           Non-Accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.3 billion. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates. There were 78,853,675 shares of common stock of the registrant outstanding, net of treasury shares, as of February 15, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s 2008 Annual Meeting of Stockholders is incorporated by reference in Part III to the extent described therein.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our projected business results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	each of the factors discussed in Item 1A, Risk Factors;
•	changes or delays in, or suspension of, reimbursement for our services by governmental or private payors, including our ability to obtain and retain favorable arrangements with third-party payors;
•	our ability to attract and retain nurses, therapists, and other health care professionals in a highly competitive environment with often severe staffing shortages;
•	changes in the regulations of the health care industry at either or both of the federal and state levels;
•	competitive pressures in the health care industry and our response to those pressures; and
•	general conditions in the economy and capital markets.

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

General

HealthSouth Corporation was organized as a Delaware corporation in February 1984. As used in this report, the terms “HealthSouth,” “we,” “us,” “our,” and the “Company” refer to HealthSouth Corporation and its subsidiaries, unless otherwise stated or indicated by context. In addition, we use the term “HealthSouth Corporation” to refer to HealthSouth Corporation alone wherever a distinction between HealthSouth Corporation and its subsidiaries is required or aids in the understanding of this filing. Our principal executive offices are located at One HealthSouth Parkway, Birmingham, Alabama 35243, and the telephone number of our principal executive offices is (205) 967-7116.

HealthSouth is the largest provider of inpatient rehabilitative health care services in the United States, with 94 inpatient rehabilitation hospitals, 6 long-term acute care hospitals (“LTCHs”), 60 outpatient rehabilitation satellites located within or near (and operated by) our hospitals, and 25 licensed, hospital-based home health agencies. Our consolidated Net operating revenues approximated $1.8 billion, $1.7 billion, and $1.8 billion for the years ended December 31, 2007, 2006, and 2005, respectively. We had approximately 22,000 full- and part-time employees as of December 31, 2007.

Recent Significant Events

We have spent considerable effort in 2007 strategically repositioning the Company through divestitures and reduction of debt to be the largest “pure-play” provider in the inpatient rehabilitation industry. We achieved a number of goals in 2007 that reinforce our role as the nation’s preeminent provider of inpatient rehabilitative services.

•

We completed the divestitures of our surgery centers, outpatient, and diagnostic divisions. In connection with the divestitures, we amended our Credit Agreement (as defined in Note 8, Long-term Debt, to our accompanying consolidated financial statements), which lowered our applicable interest rates and provided us with the appropriate lender approvals for our divestiture activities.

•

We settled all federal income tax issues outstanding with the Internal Revenue Service (the “IRS”) for the tax years 1996 through 1999 and received a $440 million federal income tax recovery from the IRS for overstatements of taxable income attributable to the financial fraud perpetrated by members of prior management.

•

We used the net proceeds from our divestitures and the majority of our income tax recovery to reduce our total debt outstanding from $3.4 billion to $2.0 billion, which sets the platform for us to pursue growth opportunities in inpatient rehabilitative care.

•

We made the final payments pursuant to our settlements with the United States Securities and Exchange Commission (the “SEC”) and the Department of Justice, which will allow us to redirect our operating cash elsewhere.

•

We settled certain matters with the United States Department of Health and Human Services (“HHS”) Office of the Inspector General (“HHS-OIG”) which previously had been self-disclosed in 2004 by agreeing to pay a penalty in the amount of $14.2 million. We paid $7.1 million of this penalty in the fourth quarter of 2007 and will pay the remaining $7.1 million in the first quarter of 2008.

In addition to our own accomplishments in 2007, new legislation was signed into law on December 29, 2007 that permanently set the compliance threshold for the “75% Rule” at 60%, which gives permanent relief from the primary regulatory uncertainties that faced the industry and the Company.

While we have achieved significant milestones in 2007, we continue to face challenges. We encourage you to read the discussions contained in Item 1A, Risk Factors, and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which highlight additional considerations about HealthSouth.

Strategic Repositioning

In 2007, we completed our strategic repositioning of the Company as the largest provider of post-acute rehabilitation services. Our determination to undertake this restructuring was based on a number of factors, including:

•

Our realization that we had excessive debt for a health services company of our size and our desire to reduce our debt with the net proceeds received from the divestitures, allowing us to pursue growth opportunities in the inpatient rehabilitation and post-acute care industries;

•	Our determination that our high leverage precluded appropriate investment in our businesses, limiting our ability to pursue growth opportunities;
•	Our belief that a post-acute strategy would build on our core competencies in the area of inpatient rehabilitative care and would be responsive to industry trends;
•

Our conclusion that there were very few strategic or financial synergies in operating our divisions as one company, and, in some instances, our recognition that the strategic interests of the divisions were at cross purposes with one another; and

•	Our opportunity to benefit from the strong credit markets existing at the time to divest our non-core assets.

The results of the repositioning are summarized in the table below and described in greater detail in Note 1, Summary of Significant Accounting Policies, and Note 16, Assets Held for Sale and Results of Discontinued Operations, to our accompanying consolidated financial statements.

DIVISION	BUYER	CLOSE DATE	NET PROCEEDS(1)
Outpatient	Select Medical Corporation	May 1, 2007(2)	$223.8 million
Surgery Centers	An affiliate of Texas Pacific Group	June 29, 2007(2)	$876.9 million
Diagnostic	An affiliate of The Gores Group	July 31, 2007(2)	$39.7 million

(1)

After deducting deal and separation costs, purchase price adjustments, and any debt assumed by the respective purchaser; also includes net proceeds received for facilities sold after the initial close date.

(2)	Other than with respect to certain facilities for which regulatory approvals had not yet been received.

Historically, we reported five segments: inpatient, surgery centers, outpatient, diagnostic, and corporate and other. Based on our strategic focus in the inpatient rehabilitation industry and the reclassification of our surgery centers, outpatient, and diagnostic divisions to discontinued operations, we modified our segment reporting from five reportable segments to one reportable segment in the first quarter of 2007. Amounts historically reported as part of our corporate and other segment, which primarily represented the corporate overhead costs associated with our operating divisions, are no longer considered a reportable segment by our chief operating decision maker due to our strategic repositioning as a pure-play post-acute care provider and the change in the manner in which we now manage the Company. Rather, these corporate overhead costs are now presented on the line entitled General and administrative expenses in our consolidated statements of operations. Therefore, the consolidated results of operations of the Company presented herein represent the continuing operations of our inpatient division, including corporate overhead. For additional information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 1, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements.

Leverage and Liquidity

Many of the transactions in which we engaged in 2007 improved our leverage and liquidity. During 2007, we used the net proceeds from the divestitures of our surgery centers, outpatient, and diagnostic divisions to pay down debt. In addition, in October 2007, we used approximately $405 million of our $440 million income tax recovery from the IRS (see Note 8, Long-term Debt, and Note 17, Income Taxes, to our accompanying consolidated financial statements) to further reduce our outstanding debt. During the third and fourth quarters of 2007, we also used available cash and borrowings on our revolving credit facility to redeem approximately $59.1 million of our 10.75% Senior Notes due 2016, which carry a higher interest rate than borrowings under our Credit Agreement (see Note 8, Long-term Debt, to our accompanying consolidated financial statements).

Although we remain highly leveraged, our total debt outstanding has decreased from $3.4 billion as of December 31, 2006 to $2.0 billion as of December 31, 2007. We also made the final payments related to our Medicare Program Settlement and our SEC Settlement (see Note 20, Settlements, to our accompanying consolidated financial statements) in 2007. With these settlement payments behind us, we now will be able to redirect our operating cash elsewhere in the Company. Based on our current borrowing capacity and leverage ratio required under our Credit Agreement, we do not believe there is significant risk in our ability to make additional draws under our revolving credit facility, if needed.

Our long-term debt (excluding notes payable to banks and others and capital lease obligations) as of December 31, 2007 and 2006 is summarized in the following table:

	As of December 31, 2007	As of December 31, 2006

	(In Millions)
Revolving credit facility	$ 75.0	$ 170.0
Term loan facility	862.8	2,039.8
Bonds payable	979.7	1,037.3
	$ 1,917.5	$ 3,247.1

As of December 31, 2007, we had approximately $19.8 million in cash and cash equivalents. This amount excludes approximately $63.6 million in restricted cash and $28.9 million of restricted marketable securities, which are assets whose use is restricted because of various obligations we have under lending agreements, partnership agreements, and other arrangements primarily related to our captive insurance company.

We expect our cash flow to improve, which should allow us to further reduce our debt. Any proceeds we may receive from additional income tax refunds, the expected sale of the corporate campus (see Note 5, Property and Equipment, to our accompanying consolidated financial statements), and certain derivative litigation (see Note 21, Contingencies and Other Commitments, to our accompanying consolidated financial statements) will also be used to further pay down our debt. While we intend to direct a portion of our free cash flow into our development activities, focusing on joint ventures and other transactions that require a minimal initial outlay of cash, our primary focus in 2008 will be to pay down debt.

For a more detailed discussion of our liquidity, see Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” and also Note 2, Liquidity, to our accompanying consolidated financial statements.

Securities Litigation Settlement

On January 11, 2007, we received final court approval of the previously announced settlement agreements (collectively, the “Settlement Agreement”) with the lead plaintiffs in the federal securities class actions and the derivative actions, as well as certain of our insurance carriers (collectively, the “Carriers”), to settle litigation filed against us, certain of our former directors and officers and certain other parties in the United States District Court for the Northern District of Alabama and the Circuit Court in Jefferson County, Alabama relating to financial reporting and related activity that occurred at HealthSouth during periods ended in March 2003. The $445 million settlement includes HealthSouth common stock and warrants valued at $215 million and cash payments by certain of our insurance carriers of $230 million, with a contingent payout to the federal securities class of certain amounts that may be recovered by HealthSouth in the future. Pursuant to the Settlement Agreement, we are also required to indemnify the Carriers, to the extent permitted by law, for any amounts that they become legally obligated to pay to any non-settling defendants. For additional information about the Settlement Agreement, the shares of common stock and warrants to purchase shares of common stock underlying the Settlement Agreement, and the underlying legal proceedings, see Note 18, Earnings (Loss) per Common Share, Note 20, Settlements, and Note 21, Contingencies and Other Commitments, to our accompanying consolidated financial statements.

Income Tax Recovery

In the third quarter of 2007, we settled all federal income tax issues outstanding with the IRS for the tax years 1996 through 1999, and the Joint Committee of Congress reviewed and approved the associated income tax refunds due to the Company. In October 2007, we received a total cash refund of approximately $440 million, including $296 million in federal income tax refunds and $144 million of associated interest. Approximately $405 million of this federal income tax recovery was used to pay down long-term debt, as discussed in Note 8, Long-term Debt, and in Note 17, Income Taxes, to our accompanying consolidated financial statements.

Inpatient Rehabilitation Business

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

We operate inpatient rehabilitation hospitals and long-term acute care hospitals and provide treatment on both an inpatient and outpatient basis. As of December 31, 2007, our inpatient rehabilitation hospitals and LTCHs had 6,679 licensed beds.

As of December 31, 2007, we operated 94 inpatient rehabilitation hospitals (including 3 hospitals which we account for using the equity method of accounting). We are the sole owner of 66 of these hospitals. We retain a 50% to 97.5% ownership in the remaining 28 jointly owned hospitals. Our inpatient rehabilitation hospitals are located in 26 states, with a concentration of hospitals in Texas, Pennsylvania, Florida, Tennessee, and Alabama. As of December 31, 2007, we also had two hospitals in Puerto Rico, one of which began accepting patients in April 2007.

As of December 31, 2007, we also operated 6 freestanding LTCHs, 5 of which we own and one of which is a joint venture in which we have retained an 80% ownership interest. We also operated 60 outpatient satellites located within or near (and operated by) our hospitals, 46 of which are wholly owned and 14 of which are jointly owned.

Of these 160 facilities, 44 are located on property owned by us and the remaining locations are leased.

We also provide home health services through 25 hospital-based home health agencies. In addition to HealthSouth hospitals, we manage 11 inpatient rehabilitation units, 3 outpatient satellites, and one gamma knife radiosurgery center through management contracts.

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

•

Technology. As a market leader in inpatient rehabilitation, we have devoted substantial resources to creating and leveraging rehabilitative technology. For example, we have developed an innovative therapeutic device called the “AutoAmbulator,” which can help advance the rehabilitative process for patients who experience difficulty walking. In addition to clinical technology, we have also improved our business technology by migrating to one common billing and collections system, which has improved our administrative efficiency.

•

Efficiency and Cost Effectiveness. Our size helps us provide inpatient rehabilitative services on a very cost-effective basis. Specifically, because of our large number of inpatient hospitals, we can utilize standardized staffing models and take advantage of certain supply chain efficiencies. We have also developed a program called “TeamWorks,” which is an operations-focused initiative using identified “best practices” to reduce inefficiencies and improve performance across a wide spectrum of operational areas.

Now that we have concluded our strategic repositioning, we will focus on enhancing the operations of our inpatient rehabilitation hospitals and growing our inpatient rehabilitation business through bed expansion, consolidation in existing markets (through joint venturing or acquisition), de-novo projects in existing and new markets, and acquisitions in new markets. For the next two years, we will focus on growing our inpatient rehabilitation business. Once we reduce our leverage and have a balance sheet capable of withstanding additional risk, we will consider growth opportunities in other post-acute services complementary to our existing services such as long-term acute care, home health, and hospice.

In focusing on our inpatient rehabilitation business, we commenced or completed the following development projects:

•	We opened our second inpatient rehabilitation hospital in Puerto Rico in April 2007.
•

In April 2007, we signed an agreement to partner with Wellmont Health System (“Wellmont”) to own and operate a new inpatient rehabilitation hospital in Bristol, Virginia and to partner with Wellmont at our existing inpatient rehabilitation hospital in Kingsport, Tennessee. Although the certificate of need (“CON”) application for the Virginia hospital was denied on December 18, 2007, we have appealed this decision and meanwhile are continuing to operate the Tennessee hospital on a stand-alone basis.

•	We opened a new 40-bed inpatient rehabilitation hospital in Fredericksburg, Virginia in July 2007.
•

We filed a CON application for a new 40-bed rehabilitation hospital in Louden County, Virginia on October 31, 2007, and have signed an agreement to acquire the property on which the hospital will be built.

Regulatory Challenges to the Inpatient Rehabilitation Industry

Our inpatient rehabilitation hospitals provide services to patients who require intensive inpatient rehabilitative care. Inpatient rehabilitation patients typically experience significant physical disabilities due to various conditions, such as head injury, spinal cord injury, stroke, certain orthopedic problems, and neuromuscular disease. Our inpatient rehabilitation hospitals provide the medical, nursing, therapy, and ancillary services required to comply with local, state, and federal regulations, as well as accreditation standards of the Joint Commission on Accreditation of Healthcare Organizations and, for some facilities, the Commission on Accreditation of Rehabilitation Facilities.

Over the last several years, changes in regulation governing inpatient rehabilitation reimbursement have created a challenging operating environment for inpatient rehabilitation services. Specifically, on May 7, 2004, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule, known as the “75% Rule,” stipulating that to qualify as an inpatient rehabilitation hospital under the Medicare program a facility must show that a certain percentage of its patients are treated for at least one of a specified and limited list of medical conditions. Under the 75% Rule, any inpatient rehabilitation hospital that failed to meet the requirements of the 75% Rule would be subject to prospective reclassification as an acute care hospital, with lower acute care payment rates for rehabilitative services. However, the impact of the 75% Rule was significantly greater than CMS initially envisioned, and it required us to deny admissions to our hospitals.

The compliance threshold of the 75% Rule was in the process of being phased-in over time, and was already at 60% or higher for all of our hospitals at the end of 2007. However, on December 29, 2007, The Medicare, Medicaid and State Children’s Health Insurance Program (SCHIP) Extension Act of 2007 (the “2007 Medicare Act”) was signed, permanently setting the compliance threshold at 60% instead of 75%, and allowing hospitals to continue using a patient’s secondary medical conditions, or “comorbidities,” to determine whether a patient qualifies for inpatient rehabilitation care under the rule. We believe the “freeze” at the 60% compliance threshold will stabilize much of the volatility in patient volumes created by the 75% Rule. An additional element to the 2007 Medicare Act is a reduction in the pricing of services eligible for Medicare reimbursement to a pricing level that existed in the third quarter of 2007 (the Medicare pricing “roll-back”). The roll-back is effective from April 1, 2008 until September 30, 2009. The long-term impact of the freeze at the 60% compliance threshold is positive, and we expect the negative impact of the pricing roll-back to be offset by volume increases created by the fact that more patients now have access to our high quality inpatient rehabilitation services.

Although the volume volatility created by the 75% Rule has had a significant negative impact on our Net operating revenues over the past few years (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations), we have been able to partially mitigate the impact of the 75% Rule on our operating earnings by implementing the following strategies:

•

Refocused Marketing. The 75% Rule reduced the number of patients seeking treatment for orthopedic and other diagnostic conditions that we could accept in our inpatient rehabilitation hospitals. Consequently, we focused our marketing efforts on neurologists, neurosurgeons, and internists who could refer patients that require treatment for one of the 13 designated medical conditions identified by the 75% Rule, such as stroke, spinal cord injury, brain injury, and various neurological disorders.

•

Broadened Services. To make up for a potentially reduced inpatient rehabilitation patient census, we increased the number of other post-acute care services performed at or complementary to our inpatient rehabilitation hospitals, such as home health services.

•	Reduced Costs. We aggressively reduced our costs in proportion to patient census declines in our inpatient rehabilitation hospitals.

Competition

The inpatient rehabilitation industry is highly fragmented, and we have no single, similar direct competitor. Our inpatient rehabilitation hospitals compete primarily with rehabilitation units and skilled nursing units, many of which are within acute care hospitals in the markets we serve. Our LTCHs compete with other LTCHs or with intensive care units also within acute care hospitals in the markets we serve. Several smaller privately held companies are beginning to compete with us in select geographic markets in Texas and the west. In addition, there are public companies that operate inpatient rehabilitation hospitals and LTCHs, but these are generally secondary services to their core businesses. Because of the attractiveness of the industry, other providers of post acute-care services may also become competitors in the future. For example, over the past few years, the number of nursing homes marketing themselves as rehabilitation providers has increased.

In some states where we operate, the construction or expansion of facilities, the acquisition of existing facilities, or the introduction of new beds or services may be subject to review by and prior approval of state regulatory agencies under a “certificate of need” or “CON” program. See this Item, “Regulation—Certificates of Need.” We potentially face opposition any time we initiate a certificate of need project or seek to acquire an existing facility or certificate of need. This opposition may arise either from competing national or regional companies or from local hospitals or other providers which file competing applications or oppose the proposed certificate of need project. The necessity for these approvals serves as a barrier to entry and has the potential to limit competition. We have generally been successful in obtaining certificates of need or similar approvals when required, although there can be no assurance we will achieve similar success in the future.

We rely significantly on our ability to attract, develop, and retain nurses, therapists, and other clinical personnel for our hospitals. We compete for these professionals with other health care companies, hospitals, and potential clients and partners. In addition, the lifting by CMS of the moratorium on new specialty hospitals has enabled physicians and others to open inpatient rehabilitation hospitals in direct competition with us, particularly in states in which a CON is not required to build a hospital, which has made it more difficult and expensive to hire the necessary personnel for our hospitals.

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

	For the Year Ended December 31,
	2007	2006	2005
Medicare	67.5%	68.6%	70.5%
Medicaid	2.0%	2.0%	2.4%
Workers’ compensation	2.4%	2.6%	2.9%
Managed care and other discount plans	18.7%	18.4%	16.1%
Other third-party payors	6.3%	5.1%	5.3%
Patients	0.6%	0.5%	0.4%
Other income	2.5%	2.8%	2.4%
Total	100.0%	100.0%	100.0%

Revenues and receivables from government agencies have always been significant to our operations. Our focus on the post-acute care sector and inpatient rehabilitation services subsequent to our divestiture transactions has increased this significance. For example, prior to our divestitures, approximately 47% of our 2006 Net operating revenues related to patients participating in the Medicare program (as reported in our Form 10-K for the fiscal year ended December 31, 2006 and prior to the reclassification of our surgery centers, outpatient and diagnostic divisions to discontinued operations). As can be seen in the table above, subsequent to our divestiture transactions and the associated reclassification of our surgery centers, outpatient, and diagnostic divisions to discontinued operations, this percent increased to approximately 69% of our 2006 Net operating revenues.

Unlike health care providers who rely heavily on managed care and other discount plans, we should always be able to participate in the Medicare program, as long as we continue to maintain the required certifications (as discussed below in the “Regulation” section). With managed care and other discount plans, health care providers may not be successful in negotiating contracts and may be unable to provide services to patients participating in those plans. In addition, with Medicare’s prospective payment system, our hospitals benefit from being high quality, low cost providers.

Our hospitals generally offer discounts from established charges to certain group purchasers of health care services, including Blue Cross and Blue Shield (“BCBS”), other private insurance companies, employers, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), and other managed care plans. These discount programs, which are often negotiated for multi-year terms, limit our ability to increase revenues in response to increasing costs.

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

Medicare, through statutes and regulations, establishes reimbursement methodologies for various types of health care facilities and services. These methodologies have historically been subject to periodic revisions that can have a substantial impact on existing health care providers. In accordance with authorization from Congress, CMS generally makes annual upward or downward adjustments to Medicare payment rates in most areas. The 2007 Medicare Act includes a roll-back in pricing for the period from April 1, 2008 through September 30, 2009, which will result in a decrease in actual reimbursement dollars per discharge despite increases in costs.

We expect Congress and CMS will continue to address reimbursement rates for a variety of health care settings over the next several years. Any downward adjustment to rates for the types of facilities we operate could have a material adverse effect on our business, financial position, results of operations, and cash flows.

A basic summary of current Medicare reimbursement in our service areas follows:

Inpatient Rehabilitation and the 75% Rule. On August 7, 2007, CMS published a final rule that updates the inpatient rehabilitation facility prospective payment system for the federal fiscal year 2008 (covering discharges occurring on or after October 1, 2007 and on or before September 30, 2008). Specifically, the final rule included a market basket update of 3.2% to the standard payment rate. We estimated this final rule would have increased our Net operating revenue by approximately $7.0 million per quarter for federal fiscal year 2008 as compared to federal fiscal year 2007. However, due to the Medicare pricing roll-back effective from April 1, 2008 to September 30, 2009, we will only receive the benefits of the update in the fourth quarter of 2007 and the first quarter of 2008.

As discussed previously in this Item at “Inpatient Rehabilitation Business—Regulatory Challenges to the Inpatient Rehabilitation Industry,” the 2007 Medicare Act recently amended the 75% Rule to permanently establish a 60% compliance threshold, to include comorbidities as a qualifying factor, and to temporarily roll-back the pricing of services. Although the refocus of admissions we undertook during the past few years resulted in volume volatility, it has resulted in our achieving full compliance with the 60% compliance level during 2007. The freeze at 60% should provide us with permanent relief from much of the volume volatility we have experienced since May 2004, and should allow us to increase patient volumes going forward.

Anticipated increases in patient revenues may be offset in the short-term due to the Medicare pricing roll-back under the 2007 Medicare Act. As noted above, this roll-back applies to the period from April 1, 2008 through September 30, 2009. While the short-term effect of this amendment will be the roll-back of Medicare pricing to the levels existing in the third quarter of 2007, the long-term effects of the 2007 Medicare Act will be positive due to the increased number of patients we will be able to serve.

Although reductions or changes in reimbursement from governmental or third-party payors and regulatory changes affecting our business represent the most significant challenges to our business, coverage policies can also affect our operations. For example, Medicare providers like us can be negatively affected by the adoption of coverage policies, either at the national or local level, that determine whether an item or service is covered and under what clinical circumstances it is considered to be reasonable, necessary, and appropriate. In the absence of a national coverage determination, local Medicare contractors may specify more restrictive criteria than otherwise would apply nationally. We cannot predict how these local coverage rules will affect us.

On December 8, 2003, The Medicare Modernization Act of 2003 authorized CMS to conduct a demonstration program known as the Medicare Recovery Audit Contractor (“RAC”) program. This demonstration was first initiated in three states (California, Florida, and New York) and authorizes CMS to contract with private companies to conduct claims and medical record audits. These audits are in addition to those conducted by existing Medicare contractors, and the contracted RACs are paid a percentage of the overpayments recovered. RACs receive claims data directly from Medicare contractors on a quarterly basis and, after October 1, 2007, are authorized to review claims up to three years from the date a claim was paid. On December 20, 2006, the Tax Relief & Health Care Act of 2006 directed CMS to expand the RAC program to the rest of the country by 2010. We cannot predict how this new program will affect us.

Outpatient Services Provided by our Hospitals. On November 27, 2007, CMS issued a final rule that will update payments under the Physician Fee Schedule beginning January 1, 2008. Specifically, the rule would reduce the standard conversion factor by 10.1% to $34.0682. Further, the rule provided for a negative budget neutrality factor of 11.94% to the work relative value unit. These changes will result in lower reimbursement to us for outpatient services. However, the 2007 Medicare Act amended the Physician Fee Schedule pricing reduction to provide for an increase in the standard conversion factor of 0.5% for the period January 1, 2008 through June 30, 2008. Absent Congressional intervention, the pricing reductions discussed above would be reinstated on July 1, 2008.

Long-Term Acute Care Hospitals. LTCHs provide medical treatment to patients with chronic diseases and/or complex medical conditions. In order for a hospital to qualify as an LTCH, patients discharged from the hospital in any given cost reporting year must have an average length-of-stay in excess of 25 days, among other requirements. LTCHs are currently reimbursed under a prospective payment system (“LTCH-PPS”) pursuant to which Medicare classifies patients into distinct Medicare Severity diagnosis-related groups (“MS-LTC-DRGs”) based upon specific clinical characteristics and expected resource needs.

On May 11, 2007, CMS issued final regulations that updated payment rates under the LTCH-PPS for rate year 2008, which are effective for discharges occurring on or after July 1, 2007 through June 30, 2008. This rule implements various payment changes and also indicates that a budget neutrality requirement will be implemented starting with the October 1, 2007 update to the LTC-DRGs, relative weights and average length of stays. This rule also extended the 25% hospital-within-hospital referral limitation to freestanding, satellite and grandfathered LTCHs (See this Item, “Regulation—Hospital Within Hospital Rules” for a further discussion of this rule change). This final rule did not materially impact our Net operating revenues in 2007, nor is it expected to materially impact our 2008 Net operating revenues.

On August 22, 2007, CMS issued final regulations that updated the inpatient hospital prospective payment system (“IPPS”) and LTCH-PPS. The final rule implemented the MS-LTC-DRG system by expanding the current number of DRGs from 538 to 745, resulting in changes to the LTCH relative payment weights and average lengths of stay. These changes were effective beginning October 1, 2007. This final rule is not expected to have a material impact on our Net operating revenues during federal fiscal year 2008.

However, the 2007 Medicare Act provides regulatory relief, for a three year period to LTCHs to ensure continued access to current long-term care hospital services, while also imposing a limited moratorium on the development of new long-term care hospitals. Specifically, the legislation would freeze the market basket update for LTCHs for the last quarter of Rate Year 2008. Additionally, the 2007 Medicare Act would prevent CMS from implementing the new payment provision for short stay outlier cases and the extension of the 25% referral limitation to freestanding, satellite and grandfathered LTCHs that was included in the Rate Year 2008 final rule. See this Item, “Regulation – Hospital Within Hospital Rules” for a further discussion of this rule.

Medicaid Reimbursement

Medicaid programs are jointly funded by federal and state governments. As the Medicaid program is administered by the individual states under the oversight of CMS in accordance with certain regulatory and statutory guidelines, there are substantial differences in reimbursement methodologies and coverage policies from state to state. Many states have experienced shortfalls in their Medicaid budgets and are implementing significant cuts in Medicaid reimbursement rates. Additionally, certain states control Medicaid expenditures through restricting or eliminating coverage of certain services. Continuing downward pressure on Medicaid payment rates could cause a decline in our Net operating revenues.

Cost Reports

Because of our participation in Medicare, Medicaid, and certain Blue Cross plans, we are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require the submission of annual cost reports covering the revenue, costs, and expenses associated with the services provided by our inpatient hospitals to Medicare beneficiaries and Medicaid recipients.

Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due HealthSouth under these reimbursement programs. These audits are used for determining if any under- or over-payments were made to these programs and to set payment levels for future years. The majority of our revenues are derived from prospective payment system payments, and even if we amend previously filed cost reports we do not expect the impact of those amendments to materially affect our results of operations.

Managed Care and Other Discount Plans

Most of our hospitals offer discounts from established charges to certain large group purchasers of health care services, including managed care plans, BCBS, other private insurance companies, and employers. Managed care contracts typically have terms of between one and three years, although we have a number of managed care contracts that automatically renew each year unless a party elects to terminate the contract. While some of our contracts provide for annual rate increases of three to five percent, we cannot provide any assurance we will continue to receive increases.

Regulation

The health care industry is subject to significant federal, state, and local regulation that affects our business activities by controlling the reimbursement we receive for services provided, requiring licensure or certification of our hospitals, regulating the use of our properties, and controlling our growth.

Corporate Integrity Agreement

On December 30, 2004, we entered into a corporate integrity agreement (the “CIA”) with the HHS-OIG. The CIA has an effective date of January 1, 2005 and a term of five years from that effective date. It incorporated a number of compliance program changes already implemented by us and required, among other things, that not later than 90 days after the effective date we:

•

form an executive compliance committee (made up of our compliance officer and other executive management members), which shall participate in the formulation and implementation of HealthSouth’s compliance program;

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

The CIA also required that we engage an Independent Review Organization (“IRO”) to assist us in assessing and evaluating: (1) our billing, coding, and cost reporting practices with respect to our inpatient rehabilitation hospitals; (2) our billing and coding practices for outpatient items and services furnished by outpatient departments of our inpatient rehabilitation hospitals; and (3) certain other obligations pursuant to the CIA and the related settlement agreement. We engaged PricewaterhouseCoopers LLP to serve as our IRO.

On April 28, 2005, we submitted an implementation report to the HHS-OIG stating we had, within the 90-day time frame, materially complied with the initial requirements of the CIA. Since that time, we have reported annually to the HHS-OIG regarding our compliance with the CIA, including the submission of an annual report by our IRO.

As discussed in Note 20, Settlements, to our accompanying consolidated financial statements, we entered into a first addendum to our CIA which requires additional compliance training and annual audits of billing practices relating to prosthetic and orthotic devices. The addendum has a term of three years and will run concurrently with our existing five-year CIA. On December 14, 2007, we entered into a second addendum to our CIA, which requires additional compliance training and annual audits related to arrangements with referral sources. This addendum also runs concurrently with our existing five-year CIA.

Failure to meet our obligations under our CIA could result in stipulated financial penalties. Failure to comply with material terms, however, could lead to exclusion from further participation in federal health care programs, including Medicare and Medicaid, which currently account for a substantial portion of our revenues.

Licensure and Certification

Health care facility construction and operation are subject to numerous federal, state, and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, fire prevention, and compliance with building codes and environmental protection laws. Our hospitals are subject to periodic inspection by governmental and non-governmental certification authorities to ensure continued compliance with the various standards necessary for facility licensure. All of our inpatient hospitals are currently required to be licensed.

In addition, hospitals must be “certified” by CMS to participate in the Medicare program and generally must be certified by Medicaid state agencies to participate in Medicaid programs. All of our inpatient hospitals participate in (or are awaiting the assignment of a provider number to participate in) the Medicare program. Our Medicare-certified hospitals undergo periodic on-site surveys in order to maintain their certification.

Failure to comply with applicable certification requirements may make our hospitals ineligible for Medicare or Medicaid reimbursement. In addition, Medicare or Medicaid may seek retroactive reimbursement from noncompliant facilities or otherwise impose sanctions on noncompliant facilities. Non-governmental payors often have the right to terminate provider contracts if a facility loses its Medicare or Medicaid certification. We have developed operational systems to oversee compliance with the various standards and requirements of the Medicare program and have established ongoing quality assurance activities; however, given the complex nature of governmental health care regulations, there can be no assurance that Medicare, Medicaid, or other regulatory authorities will not allege instances of noncompliance.

Certificates of Need

In some states where we operate, the construction or expansion of facilities, the acquisition of existing facilities, or the introduction of new beds or services may be subject to review by and prior approval of state regulatory agencies under “certificate of need” laws. Certificate of need laws often require the reviewing agency to determine the public need for additional or expanded health care facilities and services. Certificate of need laws generally require approvals for capital expenditures involving inpatient rehabilitation hospitals, LTCHs, and acute care hospitals, if such capital expenditures exceed certain thresholds. In addition, the certificate of need laws in some states require us to abide by certain charity commitments as a condition for approving a certificate of need. Any time a certificate of need is required, we must obtain it before acquiring, opening, reclassifying, or expanding a health care facility or starting a new health care program.

False Claims Act

Over the past several years, an increasing number of health care providers have been accused of violating the federal False Claims Act. That act prohibits the knowing presentation of a false claim to the United States government, and provides for penalties equal to three times the actual amount of any overpayments plus up to $11,000 per claim. In addition, the False Claims Act allows private persons, known as “relators,” to file complaints under seal and provides a period of time for the government to investigate such complaints and determine whether to intervene in them and take over the handling of all or part of such complaints. Because of the sealing provisions of the False Claims Act, it is possible for health care providers to be subject to False Claims Act suits for extended periods of time without notice of such suits or an opportunity to respond to them. Because we perform thousands of similar procedures a year for which we are reimbursed by Medicare and other federal payors and there is a relatively long statute of limitations, a billing error or cost reporting error could result in significant civil or criminal penalties under the False Claims Act or other laws. Due to the actions of prior management, we have entered into substantial settlements of claims under the False Claims Act, as discussed in Note 21, Contingencies and Other Commitments, “Certain Regulatory Actions.” See also Note 20, Settlements, to our accompanying consolidated financial statements.

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

The HHS-OIG closely scrutinizes health care joint ventures involving physicians and other referral sources for compliance with the Anti-Kickback Law. In 1989, the HHS-OIG published a Fraud Alert that outlined questionable features of “suspect” joint ventures, and has continued to rely on such Fraud Alert in later pronouncements. We currently operate some of our rehabilitation hospitals as general partnerships, limited partnerships, or limited liability companies (collectively, “partnerships”) with third-party investors, including other institutional health care providers but also including, in one case, physician investors. Some of these partners may be deemed to be in a position to make or influence referrals to our hospitals. Those partnerships that are providers of services under the Medicare program, and their owners, are subject to the Anti-Kickback Law. A number of the relationships we have established with physicians and other health care providers do not fit within any of the Safe Harbors. The 1991 Safe Harbor Rules do not expand the scope of activities the Anti-Kickback Law prohibits, nor do they provide that failure to fall within a Safe Harbor constitutes a violation of the Anti-Kickback Law; however, the HHS-OIG has indicated failure to fall within a Safe Harbor may subject an arrangement to increased scrutiny. While we do not believe our rehabilitation hospital partnerships engage in activities that violate the Anti-Kickback Law, there can be no assurance such violations may not be asserted in the future, nor can there be any assurance that our defense against any such assertion would be successful.

We have entered into agreements to manage many of our hospitals that are owned by partnerships. Most of these agreements incorporate a percentage-based management fee. Although there is a safe harbor for personal services and management contracts, this safe harbor requires, among other things, the aggregate compensation paid to the manager over the term of the agreement be set in advance. Because our management fee may be based on a percentage of revenues, the fee arrangement may not meet this requirement. However, we believe our management arrangements satisfy the other requirements of the safe harbor for personal services and management contracts and they comply with the Anti-Kickback Law. The HHS-OIG has taken the position that percentage-based management agreements are not protected by a safe harbor, and consequently, may violate the Anti-Kickback Law. On April 15, 1998, the HHS-OIG issued Advisory Opinion 98-4 which reiterates this position. This opinion focused on areas the HHS-OIG considers problematic in a physician practice management context, including financial incentives to increase patient referrals, no safeguards against overutilization, and incentives to increase the risk of abusive billing. The opinion reiterated that proof of intent to violate the Anti-Kickback Law is the central focus of the HHS-OIG. We have implemented programs designed to safeguard against overbilling and otherwise to achieve compliance with the Anti-Kickback Law and other laws, but there can be no assurance the HHS-OIG would find our compliance programs to be adequate.

While several federal court decisions have aggressively applied the restrictions of the Anti-Kickback Law, they provide little guidance as to the application of the Anti-Kickback Law to our partnerships, and we cannot provide any assurances a federal or state agency charged with enforcement of the Anti-Kickback Law and similar laws might not claim some of our partnerships have violated or are violating the Anti-Kickback Law. Such a claim could adversely affect relationships we have established with physicians or other health care providers or result in the imposition of penalties on us or on particular HealthSouth hospitals. Any conviction of a partnership for violations of the Anti-Kickback Law would have severe consequences on that partnership’s ability to be a viable entity and our ability to attract investors to other partnerships and could result in substantial fines as well as our exclusion from Medicare and Medicaid. Moreover, even the assertion of a violation of the Anti-Kickback Law by one or more of our partnerships could have a material adverse effect upon our business, financial position, results of operations, or cash flows.

Stark Exceptions. The Stark provisions of the Omnibus Budget Reconciliation Act of 1993 amend the federal Medicare statute to prohibit the making by a physician of referrals for “designated health services” including inpatient and outpatient hospital services, physical therapy, occupational therapy, radiology services, or radiation therapy, to an entity in which the physician has an investment interest or other financial relationship, subject to certain exceptions. Such prohibition took effect on January 1, 1995 and applies to our partnerships with physician partners and to our other financial relationships with physicians. Final Phase I Stark Regulations were published in the Federal Register on January 4, 2001 and had an effective date of January 4, 2002. Final Phase II Stark Regulations were published in the Federal Register on March 26, 2004 and had an effective date of July 26, 2004. Final Phase III Stark Regulations were published in the Federal Register on September 5, 2007, and had an effective date of December 4, 2007. The final regulations substantially clarified compensation arrangements with physicians and recruitment arrangements among health care facilities, individual physicians, and group practices.

While we do not believe our financial relationships with physicians violate the Stark statute or the associated regulations, no assurances can be given that a federal or state agency charged with enforcement of the Stark statute and regulations or similar state laws might not assert a contrary position or that new federal or state laws governing physician relationships, or new interpretations of existing laws governing such relationships, might not adversely affect relationships we have established with physicians or result in the imposition of penalties on us or on particular HealthSouth hospitals. Even the assertion of a violation could have a material adverse effect upon our business, financial position, results of operations or cash flows. In addition, a number of states have passed or are considering statutes which prohibit or limit physician referrals of patients to facilities in which they have an investment interest. Any actual or perceived violation of these state statutes could have a material adverse effect on our business, financial position, results of operations, and cash flows.

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

HIPAA also contains certain administrative simplification provisions that require the use of uniform electronic data transmission standards for certain health care claims and payment transactions submitted or received electronically. HHS has issued regulations implementing the HIPAA administrative simplification provisions and compliance with these regulations became mandatory for our hospitals on October 16, 2003. Although HHS temporarily agreed to accept noncompliant Medicare claims, CMS stopped processing non-HIPAA-compliant Medicare claims beginning October 1, 2005. We believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial position, results of operations, and cash flows.

HIPAA also requires HHS to adopt standards to protect the privacy and security of individually identifiable health-related information. HHS released regulations containing privacy standards in December 2000 and published revisions to the regulations in August 2002. Compliance with these regulations became mandatory on April 14, 2003. The privacy regulations regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper, or orally. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. HHS released security regulations on February 20, 2003. The security regulations became mandatory on April 20, 2005 and require health care providers to implement administrative, physical, and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically. The privacy regulations and security regulations have increased costs on our hospitals in order to comply with these standards.

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

Hospital Within Hospital Rules

Effective October 1, 2004, CMS enacted final regulations that provide if a long-term acute care “hospital within hospital” has Medicare admissions from its host hospital that exceed 25% (or an adjusted percentage for certain rural or Metropolitan Statistical Area (“MSA”) dominant hospitals) of its Medicare discharges for its cost-reporting period, the LTCH will receive an adjusted payment for its Medicare patients of the lesser of (1) the otherwise full payment under the LTCH-PPS or (2) a comparable payment that Medicare would pay under the acute care inpatient prospective payment system. In determining whether an LTCH meets the 25% criterion, patients transferred from the host hospital that have already qualified for outlier payments at the acute host facility would not count as part of the host hospital’s allowable percentage. Cases admitted from the host hospital before the LTCH crosses the 25% threshold will be paid under the LTCH-PPS. Under the final regulation, this “25% Rule” is being phased in over a four year period which began on October 1, 2004.

On May 11, 2007, CMS published a final rule that would extend the hospital-within-hospital patient threshold to freestanding, satellite and grandfathered LTCHs. These new LTCH requirements are phased in over a 3-year period beginning with cost report periods beginning on or after July 1, 2007. The first year of the phase-in would limit referrals to the lesser of 75% or the percentage of referrals in the cost report period ending in Rate Year 2005. Upon completion of the full phase-in, rural, urban single and MSA dominant LTCHs shall not be subject to any payment adjustment if no more than 50% of the hospital’s Medicare discharges are admitted from a co-located hospital. Urban LTCH hospitals shall not be subject to any payment adjustment if no more than 25% of the hospital’s Medicare discharges are admitted from a co-located hospital.

The 2007 Medicare Act made certain changes to the hospital-within-hospital rules. Specifically, the Bill would prevent application of the 25% patient threshold payment adjustment to freestanding, satellite, and grandfathered LTCHs. Further, the Bill increases the percentage that hospital-within-hospital LTCHs may admit from a co-located hospital. Rural, urban single and MSA dominant LTCH hospitals shall not be subject to any payment adjustment if no more than 75% of the hospital’s Medicare discharges are admitted from another hospital. Urban LTCH hospitals shall not be subject to any payment adjustment if no more than 50% of the hospital’s Medicare discharges are admitted from another hospital. These provisions are effective for cost report periods beginning on or after December 29, 2007 for a three-year period.

Additionally, other excluded hospitals or units of a host hospital, such as inpatient rehabilitation facilities and/or units, must meet certain hospital within hospital requirements in order to maintain their excluded status and not be subject to IPPS.

Risk Management and Insurance

We insure a substantial portion of our professional, general liability, and workers’ compensation risks through a self-insured retention program underwritten by our wholly owned offshore captive insurance subsidiary, HCS Limited (“HCS”), which we fund annually. For 2007, HCS provided our first layer of insurance coverage for professional and general liability risks and workers’ compensation claims. We maintained professional and general liability insurance and workers’ compensation insurance with unrelated commercial carriers for losses in excess of amounts insured by HCS. HealthSouth and HCS maintained reserves for professional, general liability, and workers’ compensation risks. Management considers such reserves, which are based on actuarially determined estimates, to be adequate for those liability risks. However, there can be no assurance the ultimate liability will not exceed management’s estimates. See Note 1, Summary of Significant Accounting Policies, “Self-Insured Risks,” to our accompanying consolidated financial statements for a description of these reserves.

We also maintain director and officer, property, and other typical insurance coverages with unrelated commercial carriers. Our director and officer liability insurance coverage for our current officers and directors includes coverage for individual directors and officers in circumstances where we are legally or financially unable to indemnify these individuals. Examples of a company’s inability to indemnify would include judgments in connection with shareholder derivative lawsuits, bankruptcy/financial restraints, and claims that are against public policy. Within our coverage, we have a self-insured retention for indemnifiable loss. See Note 20, Settlements, “Insurance Coverage Litigation,” for a description of various lawsuits that have been filed to contest coverage under certain directors and officers insurance policies.

Employees

As of December 31, 2007, we employed approximately 22,000 individuals, of whom approximately 14,000 were full-time employees. We are subject to various state and federal laws that regulate wages, hours, benefits, and other terms and conditions relating to employment. Except for approximately 70 employees at one inpatient rehabilitation hospital (about 17% of that hospital’s workforce), none of our employees are represented by a labor union. We are not aware of any current activities to organize our employees at other hospitals. We believe our relationship with our employees is satisfactory. Like most health care providers, our labor costs are rising faster than the general inflation rate. In some markets, the lack of availability of nurses and other medical support personnel has become a significant operating issue to health care providers. To address this challenge, we are implementing initiatives to improve retention, recruiting, compensation programs, and productivity. The shortage of nurses and other medical support personnel, including physical therapists, may require us to increase utilization of more expensive temporary personnel.

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

We are highly leveraged. As a consequence, a down-turn in earnings could impair our ability to comply with the financial covenants contained within our Credit Agreement and could impair our ability to obtain additional financing, if necessary.

Although we improved our leverage and liquidity during 2007, we remain highly leveraged. As discussed in Item 1, Business, “Recent Significant Events,” we reduced our long-term debt from $3.4 billion to approximately $2.0 billion during 2007. We believe the reduction in our long-term debt has eliminated significant uncertainty regarding our capital structure, improved our financial position, increased our liquidity and enhanced our operational flexibility. Based on the current borrowing capacity and leverage ratio required under our Credit Agreement, we do not believe there is significant risk in our ability to make additional draws under our revolving credit facility, if needed.

We are required to use a substantial portion of our cash flow to service our debt. A down-turn in earnings could impair our ability to comply with the financial covenants contained within our Credit Agreement and impair our ability to obtain additional financing, if necessary. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms as favorable to those in our existing Credit Agreement. The recent tightening in the credit markets will make additional financing more expensive and difficult to obtain. A default due to violation of the covenants contained within our Credit Agreement could require us to immediately repay all amounts then outstanding under the Credit Agreement. Certain trends in our business, including acute care volume weakness and pricing pressure, have created a challenging operating environment, and future changes could place additional pressure on our revenues and cash flow. In addition, we are subject to numerous contingent liabilities, to prevailing economic conditions, and to financial, business, and other factors beyond our control. Although we expect to make scheduled interest payments and principal reductions, we cannot assure you that changes in our business or other factors will not occur that may have the effect of preventing us from satisfying obligations under our debt.

Reductions or changes in reimbursement from government or third-party payors and other regulatory changes affecting our industry could adversely affect our operating results.

We derive a substantial portion of our Net operating revenues from the Medicare and Medicaid programs. See Item 1, Business, “Sources of Revenues,” for a table identifying the sources and relative payor mix of our revenues. Historically, Congress and some state legislatures have periodically proposed significant changes in regulations governing the health care system. Many of these changes have resulted in limitations on and, in some cases, significant reductions in the levels of, payments to health care providers for services under many government reimbursement programs. The recent 2007 Medicare Act has frozen the increase in Medicare payments to inpatient rehabilitation hospitals from April 1, 2008 through September 30, 2009. If we are not able to increase our volumes sufficiently to offset this price reduction, our operating results could be adversely affected. Our results could be further adversely affected by other changes in laws or regulations governing the Medicare and Medicaid programs, as well as possible changes to or expansion of the audit processes conducted by Medicare contractors or Medicare recovery audit contractors. For a discussion of the 75% Rule and other factors affecting reimbursement for our services, see Item 1, Business, “Sources of Revenues – Medicare Reimbursement.”

In addition, there are increasing pressures from many third-party payors to control health care costs and to reduce or limit increases in reimbursement rates for medical services. Our relationships with managed care and non-governmental third-party payors, such as health maintenance organizations and preferred provider organizations, are generally governed by negotiated agreements. These agreements set forth the amounts we are entitled to receive for our services. We could be adversely affected in some of the markets where we operate if we are unable to negotiate and maintain favorable agreements with third-party payors.

Additionally, our third-party payors may, from time to time, request audits of the amounts paid to us under our agreements with them. We could be adversely affected in some of the markets where we operate if the audits uncover substantial overpayments made to us.

Competition for staffing may increase our labor costs and reduce profitability.

Our operations are dependent on the efforts, abilities, and experience of our management and medical support personnel, such as physical therapists, nurses, and other health care professionals. We compete with other health care providers in recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our hospitals. In some markets, the lack of availability of physical therapists, nurses, and other medical support personnel has become a significant operating issue to health care providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to hire more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased labor costs is limited. Our failure to recruit and retain qualified management, physical therapists, nurses, and other medical support personnel, or to control our labor costs, could have a material adverse effect on our business, financial position, results of operations, and cash flows.

The adoption of more restrictive Medicare coverage policies at the national or local levels could have an adverse impact on our ability to obtain Medicare reimbursement for inpatient rehabilitation services.

Medicare providers also can be negatively affected by the adoption of coverage policies, either at the national or local levels, describing whether an item or service is covered and under what clinical circumstances it is considered to be reasonable, necessary, and appropriate. In the absence of a national coverage determination, local Medicare contractors and carriers may specify more restrictive criteria than otherwise would apply nationally. For instance, Cahaba Government Benefit Administrators, the Medicare contractor for many of our hospitals, has issued a local coverage determination setting forth very detailed criteria for determining the medical appropriateness of services provided by inpatient rehabilitation hospitals. We cannot predict whether other Medicare contractors will adopt additional local coverage determinations or other policies or how these will affect us.

If we fail to comply with our Corporate Integrity Agreement, or if the HHS-OIG determines we have violated federal laws governing kickbacks and self-referrals, we could be subject to severe sanctions, including substantial civil money penalties.

In December 2004, we entered into a Corporate Integrity Agreement with the United States Department of Health and Human Services (“HHS”) Office of the Inspector General (“HHS-OIG”) to promote our compliance with the requirements of Medicare, Medicaid, and all other federal health care programs. We have also entered into two addendums to this agreement. Under the agreement and addendums, which are effective for five years from January 1, 2005, we are subject to certain administrative requirements and are subject to review of certain Medicare cost reports and reimbursement claims by an Independent Review Organization. Our failure to comply with the material terms of the Corporate Integrity Agreement could lead to suspension or exclusion from further participation in federal health care programs, including Medicare and Medicaid, which currently account for a substantial portion of our revenues. Further, if the HHS-OIG determines that we have violated the Anti-Kickback Law or the federal Stark statute’s general prohibition on physician self-referrals, we may be subject to significant civil monetary penalties, and may be excluded from further participation in federal health care programs. Any of these sanctions would have a material adverse effect on our business, financial position, results of operations, and cash flows.

If we fail to comply with the extensive laws and government regulations applicable to health care providers, we could suffer penalties or be required to make significant changes to our operations.

As a health care provider, we are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. These laws and regulations relate to, among other things:

•	licensure, certification, and accreditation,
•	coding and billing for services,

•	requirements of the 60% compliance threshold,
•	relationships with physicians and other referral sources, including physician self-referral and anti-kickback laws,
•	quality of medical care,
•	use and maintenance of medical supplies and equipment,
•	maintenance and security of medical records,
•	acquisition and dispensing of pharmaceuticals and controlled substances, and
•	disposal of medical and hazardous waste.

In the future, changes in these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our investment structure, facilities, equipment, personnel, services, capital expenditure programs, operating procedures, and contractual arrangements.

Although we have invested substantial time, effort, and expense in implementing internal controls and procedures designed to ensure regulatory compliance, if we fail to comply with applicable laws and regulations, we could be subjected to liabilities, including (1) criminal penalties, (2) civil penalties, including monetary penalties and the loss of our licenses to operate one or more of our hospitals, and (3) exclusion or suspension of one or more of our hospitals from participation in the Medicare, Medicaid, and other federal and state health care programs.

Our hospitals face national, regional, and local competition for patients from other health care providers.

We operate in a highly competitive industry. Although we are the largest provider of rehabilitative health care services, in any particular market we may encounter competition from local or national entities with longer operating histories or other competitive advantages. There can be no assurance that this competition, or other competition which we may encounter in the future, will not adversely affect our business, financial position, results of operations, or cash flows. In addition, weakening certificate of need laws in some states could potentially increase competition in those states.

We remain a defendant in a number of lawsuits, and may be subject to liability under qui tam cases, the outcome of which could have a material adverse effect on us.

Although we have settled the major litigation pending against us, we remain a defendant in numerous lawsuits which are discussed in Note 21, Contingencies and Other Commitments, to our accompanying consolidated financial statements. Substantial damages and other remedies assessed against us could have a material adverse effect on our business, financial position, results of operations, and cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located in Birmingham, Alabama, where, as of December 31, 2007, we owned and maintained a headquarters building of approximately 200,000 square feet located on an 85-acre corporate campus. In addition to our headquarters building, as of December 31, 2007, we leased or owned 160 business locations through various consolidated entities to support our operations. Our hospital leases, which represent the largest portion of our rent expense, generally have initial terms of 15 years. Most of our leases contain one or more options to extend the lease period for up to five additional years for each option. Our consolidated entities are generally responsible for property taxes, property and casualty insurance, and routine maintenance expenses, particularly in our leased hospitals. Other than our headquarters campus and a contiguous 19-acre tract of land that includes an incomplete 13-story building formerly called the “Digital Hospital,” none of our other properties is materially important.

We and those of our subsidiaries that are guarantors under our Credit Agreement (as defined in Note 8, Long-term Debt, to our accompanying consolidated financial statements) have pledged substantially all of our property as collateral to secure the performance of our obligations under our Credit Agreement. In addition, we and our subsidiary guarantors have agreed to enter into mortgages with respect to certain of our material real property (excluding real property subject to preexisting liens and/or mortgages) in connection with the Credit Agreement. For additional information about our Credit Agreement, see Note 8, Long-term Debt, to our accompanying consolidated financial statements.

Prior to 2006, we marketed the Digital Hospital for sale extensively as a hospital but were unable to find a buyer. Following the March 31, 2006 sale of our acute care hospital located in Birmingham, Alabama, we no longer owned the certificate of need that would enable us to market the Digital Hospital as a hospital. See Note 5, Property and Equipment, to our accompanying consolidated financial statements, for a discussion of the impairment charges we recognized in 2007, 2006, and 2005 relating to the Digital Hospital.

In January 2008, we entered into an agreement to sell our corporate campus, including the Digital Hospital, to Daniel Corporation, a Birmingham-based, full-service real estate organization for $43.5 million in cash and a 40% residual interest in the Digital Hospital. Under the terms of the agreement, we entered into a long-term lease arrangement to maintain our corporate headquarters on the corporate campus. The transaction is scheduled to close by the end of the first quarter of 2008. See Note 5, Property and Equipment, to our accompanying consolidated financial statements.

During 2007, in transactions other than the divestitures of our outpatient, surgery centers, and diagnostic divisions and other sales of operating facilities, we sold non-core properties and buildings for net proceeds of $5.3 million. Additionally, on October 5, 2007, we closed a transaction for the property associated with our new hospital in Fredericksburg, Virginia. We received net proceeds of $12.4 million in this transaction and entered into a lease with a base term of 15 years for the property.

Our headquarters, hospitals, and other properties are suitable for their respective uses and are, in general, adequate for our present needs. Our properties are subject to various federal, state, and local statutes and ordinances regulating their operation. Management does not believe compliance with such statutes and ordinances will materially affect our business, financial position, results of operations, or cash flows.

Item 3.	Legal Proceedings

Information relating to certain legal proceedings in which we are involved is included in Note 20, Settlements, and Note 21, Contingencies and Other Commitments, to our accompanying consolidated financial statements, each of which is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On March 19, 2003, after the United States Securities and Exchange Commission (the “SEC”) issued an Order of Suspension of Trading, the New York Stock Exchange (“NYSE”) suspended trading in our common stock, which was then listed under the symbol HRC. That same day, Standard & Poor’s announced that it removed our common stock from the S&P 500 Index. The NYSE continued the trading halt and eventually delisted our common stock. On March 25, 2003, immediately following the delisting from the NYSE, our stock began trading in the over-the-counter “Pink Sheets” market under the symbol HLSH. On August 14, 2006, we announced we had been cleared to submit an application for the listing of our common stock on the NYSE. Shares of our common stock began trading on the NYSE on October 26, 2006, under the ticker symbol “HLS.”

The following table sets forth the high and low bid quotations per share of HealthSouth common stock as reported on the over-the-counter market from January 1, 2006 through October 25, 2006, as well as the high and low sales prices per share for HealthSouth common stock as reported on the NYSE from October 26, 2006 through December 31, 2007. The stock price information is based on published financial sources. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions. All quotations per share have been adjusted to reflect the reverse stock split that became effective on October 25, 2006.

	Market	High	Low
2006
First Quarter	OTC	$ 26.25	$ 22.50
Second Quarter	OTC	24.60	21.50
Third Quarter	OTC	25.05	17.50
Fourth Quarter (through October 25, 2006)	OTC	26.65	24.10
Fourth Quarter (from October 26 through December 31, 2006)	NYSE	26.25	19.80

2007
First Quarter	NYSE	$ 25.89	$ 20.51
Second Quarter	NYSE	21.70	16.59
Third Quarter	NYSE	19.33	14.84
Fourth Quarter	NYSE	23.02	17.03

Holders

As of February 15, 2008, there were 78,853,675 shares of HealthSouth common stock issued and outstanding, net of treasury shares, held by approximately 2,935 holders of record.

Dividends

We have never paid cash dividends on our common stock, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, the terms of our Credit Agreement (as defined in Note 8, Long-term Debt, to our accompanying consolidated financial statements) restrict us from declaring or paying cash dividends on our common stock unless: (1) we are not in default under our Credit Agreement and (2) the amount of the dividend, when added to the aggregate amount of certain other defined payments made during the same fiscal year, does not exceed certain maximum thresholds. We currently anticipate that any future earnings will be retained to finance our operations and reduce debt. However, our 6.50% Series A Convertible Perpetual Preferred Stock generally provides for the payment of cash dividends subject to certain limitations. See Note 9, Convertible Perpetual Preferred Stock, to our accompanying consolidated financial statements.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which is incorporated herein by reference.

Purchases of Equity Securities

None.

Company Stock Performance

Set forth below is a line graph comparing the total returns of our common stock, the Standard & Poor’s 500 Index (“S&P 500”), and the Morgan Stanley Health Care Provider Index (“RXH”), an equal-dollar weighted index of 16 companies involved in the business of hospital management and medical/nursing services. The graph assumes $100 invested on December 31, 2002 in HealthSouth common stock and each of the indices. We did not pay dividends during that time period and do not plan to pay dividends.

The information contained in the performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC nor shall such information be deemed incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of HealthSouth’s common stock.

	Fiscal Year Ended December 31,
	Base Period	Cumulative Total Return
Company/Index Name	2002	2003	2004	2005	2006	2007
HealthSouth Corporation	100.00	109.29	149.52	116.67	107.86	100.00
Standard & Poor’s 500 Index	100.00	126.38	137.75	141.88	161.20	166.89
Morgan Stanley Health Care Provider Index	100.00	131.70	143.02	164.11	166.60	155.35

Item 6.	Selected Financial Data

We derived the selected historical consolidated financial data presented below for the years ended December 31, 2007, 2006, and 2005 from our audited consolidated financial statements and related notes included elsewhere in this filing. We derived the selected historical consolidated financial data presented below for the year ended December 31, 2004, as adjusted for discontinued operations, from our consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2004. We derived the selected historical consolidated financial data presented below for the year ended December 31, 2003, as adjusted for discontinued operations, from our consolidated financial statements and related notes included in our comprehensive Form 10-K for the years ended December 31, 2003 and 2002. You should refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to our accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial position or results of operations. In addition, you should note the following information regarding the selected historical consolidated financial data presented below:

•

Certain previously reported financial results have been reclassified to conform to the current year presentation. Such reclassifications include the qualification of our surgery centers, outpatient, and diagnostic divisions as assets held for sale and discontinued operations under Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as well as four long-term acute care hospitals, our electro-shock wave lithotripter units, and one other entity we closed or sold in 2007 that also qualified under FASB Statement No. 144. We reclassified our consolidated balance sheets as of December 31, 2006, 2005, 2004, and 2003 to show the assets and liabilities of these qualifying divisions and facilities as held for sale. We also reclassified our consolidated statements of operations for the years ended December 31, 2006, 2005, 2004, and 2003 to show the results of those qualifying divisions and facilities as discontinued operations. We also reclassified certain expenses considered to be corporate overhead historically reported primarily within the lines entitled Salaries and benefits and Other operating expenses into General and administrative expenses in our consolidated statements of operations. These expenses primarily include administrative expenses such as corporate accounting, internal controls, legal, and information technology services.

•

On January 1, 2006, we adopted FASB Statement No. 123(Revised 2004), Share-Based Payment. As a result of our adoption of this statement, our results of operations for 2007 and 2006 included approximately $7.7 million and $12.1 million of compensation expense related to stock options. These costs are included in General and administrative expenses in our consolidated statements of operations for the years ended December 31, 2007 and 2006.

•

As discussed in more detail in Note 21, Contingencies and Other Commitments, to our accompanying consolidated financial statements, we were involved in a legal dispute regarding the lease of Braintree Rehabilitation Hospital in Braintree, Massachusetts and New England Rehabilitation Hospital in Woburn, Massachusetts. In 2005, a judgment was entered against us that upheld the landlord’s termination of our lease of these two hospitals and placed us as the manager, rather than the owner, of these two hospitals. Accordingly, our 2006 and 2005 results of operations include only the $4.0 million and $5.4 million management fee we earned for operating these hospitals during the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively. In 2004 and 2003, the results of operations of these two hospitals were included in our consolidated statements of operations on a gross basis. Our consolidated Net operating revenues and consolidated operating earnings were negatively impacted by approximately $106.3 million and $3.6 million, respectively, (excluding the lease termination gain described below) in 2005 as a result of the change in ownership of these two hospitals. In September 2006, we completed the transition of these two hospitals to the landlord.

Also, as a result of the lease termination associated with the Braintree and Woburn hospitals, we recorded a $30.5 million net gain on lease termination during 2005. This net gain is included in Occupancy costs in our 2005 consolidated statement of operations. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding this gain.

•

In 2001 and 2002, we reserved approximately $38.0 million related to amounts due from Meadowbrook Healthcare, Inc. (“Meadowbrook”), an entity formed by one of our former chief financial officers related to net working capital advances made to Meadowbrook in 2001 and 2002. In August 2005, we received a payment of $37.9 million from Meadowbrook. This cash payment is included as Recovery of amounts due from Meadowbrook in our 2005 consolidated statement of operations. For more information regarding Meadowbrook, see Note 19, Related Party Transactions, and Note 21, Contingencies and Other Commitments, to our accompanying consolidated financial statements.

•

During 2006, an Alabama Circuit Court issued a summary judgment against Richard M. Scrushy, our former chairman and chief executive officer, on a claim for restitution of incentive bonuses Mr. Scrushy received for years 1996 through 2002. Including pre-judgment interest, the court’s total award was approximately $48 million. Based on this judgment, we recorded $47.8 million during 2006 as Recovery of amounts due from Richard M. Scrushy, excluding approximately $5.0 million of post-judgment interest recorded as interest income. For additional information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 21, Contingencies and Other Commitments, to our accompanying consolidated financial statements.

•

On December 8, 2006, we entered into an agreement with the derivative plaintiffs’ attorneys to resolve the amounts owed to them as a result of the award given to us under the claim for restitution of incentive bonuses Mr. Scrushy received in previous years and the Securities Litigation Settlement (as defined in Note 20, Settlements, and as discussed in Note 21, Contingencies and Other Commitments, to our accompanying consolidated financial statements). Under this agreement, we agreed to pay the derivative plaintiffs’ attorneys $32.5 million on an aggregate basis for both claims. We paid approximately $11.5 million of this amount in 2006, with the remainder paid in 2007, using amounts received from Mr. Scrushy in the above referenced award.

•

Included in our Net income (loss) for 2007, 2006, 2005, 2004, and 2003 are long-lived assets impairment charges of $15.1 million, $9.7 million, $34.7 million, $30.2 million, and $128.1 million, respectively. The majority of these charges in each year relates to the Digital Hospital and represents the excess of costs incurred during the construction of the Digital Hospital (as defined in Note 5, Property and Equipment, to our accompanying consolidated financial statements) over the estimated fair market value of the property, including the RiverPoint facility, a 60,000 square foot office building, which shares the construction site. The impairment of the Digital Hospital in each year was determined using either its estimated fair value based on the estimated net proceeds we expected to receive in a sale transaction or using a weighted-average fair value approach that considered an alternative use appraisal and other potential scenarios. The remainder of the impairment charges in each period relate to long-lived assets at various hospitals that were examined for impairment due to hospitals experiencing negative cash flow from operations. We determined the fair value of the impaired long-lived assets at a hospital primarily based on the assets’ estimated fair value using valuation techniques that included discounted future cash flows and third-party appraisals. These impairment charges are shown separately as a component of operating expenses within the consolidated statements of operations, excluding $38.2 million, $10.0 million, $17.3 million, $26.4 million, and $340.2 million of impairment charges in 2007, 2006, 2005, 2004, and 2003, respectively, related to our former surgery centers, outpatient, and diagnostic divisions and certain closed hospitals which are included in discontinued operations. See Note 5, Property and Equipment, to our accompanying consolidated financial statements

•

Government, class action, and related settlements includes amounts related to litigation, settlements, and ongoing settlement negotiations with various entities and individuals. In 2007 and 2006, these amounts are net of a $24.0 million and $31.2 million, respectively, reduction to the $215.0 million charge we recorded in 2005 as a result of the final court approval of our settlement in the federal securities class actions and the derivative litigation. These reductions are attributable to the value of our common stock and the associated common stock warrants underlying the settlement as of December 31 of each year. The remainder of the amounts recorded in 2007 and 2006 related to other settlements, ongoing discussions, and litigation, as discussed in more detail in Item 7, Management’s

Discussion and Analysis of Financial Condition and Results of Operations, and Note 20, Settlements, and Note 21, Contingencies and Other Commitments, to our accompanying consolidated financial statements.

In 2005, our Net loss includes a $215.0 million charge, to be paid in the form of common stock and common stock warrants, as Government, class action, and related settlements under the then-proposed settlement with the lead plaintiffs in the federal securities class actions and the derivative litigation, as well as with our insurance carriers, to settle claims filed against us, certain of our former directors and officers, and certain other parties. This settlement was finalized in January 2007, and, as noted above, adjustments were recorded to this liability in 2007 and 2006.

In 2003, our Net loss includes the cost related to our settlement with the United States Securities and Exchange Commission (the “SEC”) and certain additional settlements, as well as legal fees related to this litigation and certain other actions brought against us. See Note 20, Settlements, to our accompanying consolidated financial statements.

For additional information regarding these settlements, ongoing discussions, and litigation, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 20, Settlements, and Note 21, Contingencies and Other Commitments, to our accompanying consolidated financial statements.

•

Significant changes have occurred at HealthSouth since the financial fraud perpetrated by certain members of our prior management team was uncovered. The steps taken to stabilize our business and operations, provide vital management assistance, and coordinate our legal strategy came at significant financial cost. Our Net income (loss) in each year includes professional fees associated with professional services to support the preparation of our periodic reports filed with the SEC, tax preparation and consulting fees for various tax projects, and legal fees for litigation defense and support matters. For years prior to 2006, these fees include costs associated with the reconstruction and restatement of our previously filed consolidated financial statements for the years ended December 31, 2001 and 2000. These fees are included in our statements of operations as Professional fees—accounting, tax, and legal and approximated $51.6 million, $161.4 million, $169.1 million, $206.2 million, and $70.6 million in 2007, 2006, 2005, 2004, and 2003, respectively. See Note 1, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements for additional information.

•

During 2007, we used the net proceeds from the divestitures of our surgery centers, outpatient, and diagnostic divisions (See Note 16, Assets Held for Sale and Results of Discontinued Operations, to our accompanying consolidated financial statements), as well as the majority of our federal income tax refund (See Note 17, Income Taxes, to our accompanying consolidated financial statements) to pay down obligations outstanding under our Credit Agreement. Also during 2007, we used a combination of cash on hand and borrowings under our revolving credit facility to redeem approximately $59.1 million of our 10.75% Senior Notes due 2016 (See Note 8, Long-term Debt, to our accompanying consolidated financial statements). As a result of these pre-payments, we allocated a portion of the debt discounts and fees associated with these agreements to the debt that was extinguished and wrote off debt discounts and fees totaling approximately $25.9 million to Loss on early extinguishment of debt during 2007. The remainder of the amount recorded to Loss on early extinguishment of debt during 2007 related to the premiums associated with the redemption of the 10.75% Senior Notes due 2016 discussed above.

During 2006, we recorded an approximate $365.6 million net loss on early extinguishment of debt due to the completion of a private offering of senior notes in June 2006 and a series of recapitalization transactions during the first quarter of 2006.

For more information regarding these transactions, see Note 8, Long-term Debt, to our accompanying consolidated financial statements.

•

As discussed in more detail in Note 8, Long-term Debt, to our accompanying consolidated financial statements, we entered into an interest rate swap in March 2006 to effectively convert a portion of our variable rate debt to a fixed interest rate. During 2007 and 2006, we recorded a net loss of approximately $30.4 million and $10.5 million, respectively, related to the mark-to-market adjustments, quarterly settlements, and accrued interest recorded for the swap.

•

Our Provision for income tax benefit in 2007 primarily resulted from our settlement of federal income taxes, including interest, for the years 1996 through 1999 in excess of the estimated amounts previously accrued. This benefit resulted from our settlement of all federal income tax issues outstanding with the Internal Revenue Service for the tax years 1996 through 1999 and the Joint Committee of Congress’s approval of the associated income tax refunds due to the Company. In October 2007, we received a total cash refund of approximately $440 million. See Note 17, Income Taxes, to our accompanying consolidated financial statements.

•

Our Income from discontinued operations in 2007 included a $513.7 million post-tax gain on the divestitures of our surgery centers, outpatient, and diagnostic divisions. See Note 16, Assets Held for Sale and Results of Discontinued Operations, to our accompanying consolidated financial statements.

•

We recorded the cumulative effect of an accounting change in 2003. Effective January 1, 2003, we adopted the provisions of FASB Statement No. 143, Accounting for Asset Retirement Obligations, and recorded a related charge of approximately $2.5 million.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In Millions, Except Per Share Data)
Income Statement Data:
Net operating revenues	$ 1,752.5	$ 1,711.6	$ 1,750.9	$ 1,951.4	$ 1,964.3

Salaries and benefits	869.1	824.4	811.9	915.2	869.2
Other operating expenses	243.3	225.5	257.8	234.6	326.8
General and administrative expenses	134.8	144.5	171.7	90.2	115.0
Supplies	100.7	100.9	102.6	123.6	109.5
Depreciation and amortization	77.5	86.8	89.6	99.7	94.5
Impairment of long-lived assets	15.1	9.7	34.7	30.2	128.1
Recovery of amounts due from Richard M. Scrushy	–	(47.8)	–	–	–
Recovery of amounts due from Meadowbrook	–	–	(37.9)	–	–
Occupancy costs	52.4	54.5	11.7	67.0	76.7
Provision for doubtful accounts	34.4	45.6	32.4	41.4	39.5
Loss (gain) on disposal of assets	5.9	6.4	11.6	3.3	(9.7)
Government, class action, and related settlements	(2.8)	(4.8)	215.0	–	170.9
Professional fees—accounting, tax, and legal	51.6	161.4	169.1	206.2	70.6
Loss (gain) on early extinguishment of debt	28.2	365.6	–	–	(2.3)
Interest expense and amortization of debt
discounts and fees	229.9	234.8	234.8	202.6	174.8
Other income	(15.5)	(9.4)	(16.5)	(11.9)	(12.7)
Loss on interest rate swap	30.4	10.5	–	–	–
Equity in net income of nonconsolidated affiliates	(10.3)	(8.7)	(12.3)	(12.1)	(3.9)
Minority interests in earnings of consolidated affiliates	31.4	26.3	41.7	31.3	29.2
	1,876.1	2,226.2	2,117.9	2,021.3	2,176.2
Loss from continuing operations before income
tax (benefit) expense	(123.6)	(514.6)	(367.0)	(69.9)	(211.9)
Provision for income tax (benefit) expense	(322.4)	22.4	19.6	(4.5)	(1.3)
Income (loss) from discontinued operations, net of
income tax benefit (expense)	454.6	(88.0)	(59.4)	(109.1)	(221.5)
Cumulative effect of accounting change, net of
income tax expense	–	–	–	–	(2.5)
Net income (loss)	653.4	(625.0)	(446.0)	(174.5)	(434.6)
Convertible perpetual preferred dividends	(26.0)	(22.2)	–	–	–
Net income (loss) available to common shareholders	$ 627.4	$ (647.2)	$ (446.0)	$ (174.5)	$ (434.6)
Weighted average common shares outstanding:
Basic	78.7	79.5	79.3	79.3	79.2
Diluted	92.0	90.3	79.6	79.5	81.2
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations
available to common shareholders	$ 2.20	$ (7.03)	$ (4.87)	$ (0.82)	$ (2.66)
Income (loss) from discontinued operations,
net of tax	5.77	(1.11)	(0.75)	(1.38)	(2.80)
Cumulative effect of accounting change, net of tax	–	–	–	–	(0.03)
Net income (loss) per share available to
common shareholders	$ 7.97	$ (8.14)	$ (5.62)	$ (2.20)	$ (5.49)
Diluted:
Income (loss) from continuing operations
available to common shareholders	$ 2.16	$ (7.03)	$ (4.87)	$ (0.82)	$ (2.66)
Income (loss) from discontinued operations,
net of tax	4.94	(1.11)	(0.75)	(1.38)	(2.80)
Cumulative effect of accounting change, net of tax	–	–	–	–	(0.03)
Net income (loss) per share available to
common shareholders	$ 7.10	$ (8.14)	$ (5.62)	$ (2.20)	$ (5.49)

	December 31,
	2007	2006	2005	2004	2003
	(In Millions)
Balance Sheet Data:
Cash and marketable securities	$ 19.8	$ 27.1	$ 190.4	$ 425.1	$ 425.4

Restricted cash	63.6	60.3	179.4	190.2	119.8

Restricted marketable securities	28.9	71.1	–	–	–

Working capital (deficit)	(333.1)	(381.3)	(235.5)	(3.8)	167.0

Total assets	2,050.6	3,360.8	3,595.3	4,084.8	4,211.7

Long-term debt, including current portion	2,042.7	3,376.7	3,360.6	3,428.5	3,428.6

Convertible perpetual preferred stock	387.4	387.4	–	–	–

Shareholders’ deficit	(1,554.5)	(2,184.6)	(1,540.7)	(1,109.4)	(963.8)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

As described in Item 1, Business, we have spent considerable effort in 2007 strategically repositioning HealthSouth through divestitures and debt reduction, both of which reinforce our role as the nation’s preeminent provider of inpatient rehabilitative services. In 2007:

•

We entered into an agreement with Select Medical Corporation (“Select Medical”), a privately owned operator of specialty hospitals and outpatient rehabilitation facilities, to sell our outpatient rehabilitation division for approximately $245 million in cash, subject to certain adjustments. This transaction closed on May 1, 2007, other than with respect to certain facilities for which approvals for the transfer to Select Medical had not yet been received as of such date. Subsequent to closing, we received approval and transferred the remaining facilities to Select Medical.

•

We entered into an agreement to sell our surgery centers division to ASC Acquisition LLC (“ASC”), a Delaware limited liability company and newly formed affiliate of TPG Partners V, L.P. (“TPG”), a private investment partnership. The purchase price consisted of cash consideration of $920 million, subject to certain adjustments, and a contingent option to acquire up to a 5% equity interest of the new company. This transaction closed on June 29, 2007, other than with respect to certain facilities for which approvals for the transfer to ASC had not yet been received as of such date. During the third and fourth quarters of 2007, we received approval and transferred a portion of these facilities, but others remained pending as of December 31, 2007.

•

We entered into an agreement with an affiliate of The Gores Group, a private equity firm, to sell our diagnostic division for approximately $47.5 million, subject to certain adjustments. This transaction closed on July 31, 2007, other than with respect to one facility for which approval for the transfer had not yet been received as of such date.

•

We settled all federal income tax issues outstanding with the Internal Revenue Services (the “IRS”) for the tax years 1996 through 1999, and the Joint Committee of Congress reviewed and approved the associated tax refunds due to the Company. In October 2007, we received a total cash refund of approximately $440 million, including $296 million of federal income tax refunds and $144 million of associated interest.

•

We used the net proceeds from our divestitures and the majority of our federal income tax recovery to reduce our total debt outstanding from $3.4 billion as of December 31, 2006 to $2.0 billion as of December 31, 2007. This decrease in average borrowings year over year reduced our interest expense by approximately $62.5 million in 2007 compared to 2006.

•

We made the final payments under our Medicare Program Settlement and United States Securities and Exchange Commission (“SEC”) Settlement (see Note 20, Settlements, to our accompanying consolidated financial statements).

•

We settled certain matters with the United States Department of Health and Human Services (“HHS”) Office of the Inspector General (“HHS-OIG”) which previously had been self-disclosed in 2004 by agreeing to pay a penalty in the amount of $14.2 million. We paid $7.1 million of this penalty in the fourth quarter of 2007 and will pay the remaining $7.1 million in the first quarter of 2008.

In addition to our own accomplishments in 2007, new legislation was signed into law on December 29, 2007 that permanently set the compliance threshold for the 75% Rule at 60%, which gives permanent relief from the primary regulatory uncertainties that had faced the Company and its industry for the past few years (see the “Regulatory Challenges to the Inpatient Rehabilitation Industry” section below). With this regulatory uncertainty resolved, our repositioning complete, and our deleveraging plan on track, we are well positioned for the future.

Changes to the Historic Presentation of our Financial Statements

As a result of the divestitures discussed above, our surgery centers, outpatient, and diagnostic divisions are reported as held for sale in our consolidated balance sheets and in discontinued operations in our consolidated statements of operations and consolidated statements of cash flows in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Note 16, Assets Held for Sale and Results of Discontinued Operations, to our accompanying consolidated financial statements for additional information related to these transactions.

In addition, we historically reported five segments: inpatient, surgery centers, outpatient, diagnostic, and corporate and other. Based on our strategic focus in the inpatient rehabilitation industry and the reclassification of our surgery centers, outpatient, and diagnostic divisions to discontinued operations, we modified our segment reporting from five reportable segments to one reportable segment in the first quarter of 2007. Amounts historically reported as part of our corporate and other segment, which primarily represented the corporate overhead costs associated with our operating divisions, are no longer considered a reportable segment by our chief operating decision maker due to our strategic repositioning as a pure-play post-acute care provider and the change in the manner in which we now manage the Company. Rather, these corporate overhead costs are now presented on the line entitled General and administrative expenses in our consolidated statements of operations. Therefore, the consolidated results of operations of the Company presented herein represent the continuing operations of our inpatient division, including corporate overhead.

See also Note 1, Summary of Significant Accounting Policies, “Reclassifications,” to our accompanying consolidated financial statements.

Regulatory Challenges to the Inpatient Rehabilitation Industry

Over the last several years, changes in regulation governing inpatient rehabilitation reimbursement have created a challenging operating environment for inpatient rehabilitation services. Specifically, on May 7, 2004, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule, known as the “75% Rule,” stipulating that to qualify as an inpatient rehabilitation hospital under the Medicare program a facility must show that a certain percentage of its patients are treated for at least one of a specified and limited list of medical conditions. Under the 75% Rule, any inpatient rehabilitation hospital that failed to meet the requirements of the 75% Rule would be subject to prospective reclassification as an acute care hospital, with lower acute care payment rates for rehabilitative services. However, the impact of the 75% Rule was significantly greater than CMS initially envisioned, and it required us to deny admissions to our hospitals.

The compliance threshold of the 75% Rule was in the process of being phased-in over time, and was already at 60% or higher for all of our hospitals at the end of 2007. However, on December 29, 2007, The Medicare, Medicaid and State Children’s Health Insurance Program (SCHIP) Extension Act of 2007 (the “2007 Medicare Act”) was signed, permanently setting the compliance threshold at 60% instead of 75%, and allowing hospitals to continue using a patient’s secondary medical conditions, or “comorbidities,” to determine whether a patient qualifies for inpatient rehabilitation care under the rule. We believe the “freeze” at the 60% compliance threshold will stabilize much of the volatility in patient volumes created by the 75% Rule. An additional element to the 2007 Medicare Act is a reduction in the pricing of services eligible for Medicare reimbursement to a pricing level that existed in the third quarter of 2007 (the Medicare pricing “roll-back”). The roll-back is effective from April 1, 2008 until September 30, 2009. The long-term impact of the freeze at the 60% compliance threshold is positive, and we expect the negative impact of the pricing roll-back to be offset by volume increases created by the fact that more patients now have access to our high quality inpatient rehabilitation services.

See Item 1, Business, for additional information regarding industry regulations.

Our Business

We are the nation’s largest provider of inpatient rehabilitation hospital services in terms of revenues, number of hospitals, and patients treated. Our inpatient rehabilitation hospitals provide comprehensive services to patients who require intensive institutional rehabilitation care. Patient care is provided by nursing and therapy staff as directed by a physician order. Internal case managers monitor each patient’s progress and provide documentation of patient status, achievement of goals, functional outcomes, and efficiency.

We operate inpatient rehabilitation hospitals and long-term acute care hospitals (“LTCHs”) and provide treatment on both an inpatient and outpatient basis. As of December 31, 2007, we operated 94 inpatient rehabilitation hospitals (including 3 hospitals which we account for using the equity method of accounting), 6 freestanding LTCHs, 60 outpatient satellites located within or near (and operated by) our hospitals, and 25 home health agencies. In addition to HealthSouth hospitals, we manage 11 inpatient rehabilitation units, 3 outpatient satellites, and one gamma knife radiosurgery center through management contracts. Our inpatient hospitals are located in 26 states, with a concentration of hospitals in Texas, Pennsylvania, Florida, Tennessee, and Alabama. As of December 31, 2007, we also had two hospitals in Puerto Rico, one of which began accepting patients in April 2007.

Net patient revenues from our hospitals increased by 4.0% from 2006 to 2007 due primarily to an increase in our patient case mix index and compliant case growth, both of which increased our revenue per discharge. Operating earnings (as defined in Note 22, Quarterly Data (Unaudited), to our accompanying consolidated financial statements) increased by approximately $62.5 million during 2007 due to the increased revenues discussed above and decreased professional fees. See the “Results of Operations” section of this Item for additional information.

Key Challenges

While we achieved significant milestones in 2007, we continue to face challenges, including:

•	Leverage and Liquidity. We are highly leveraged. Our high leverage increases our cost of borrowing and decreases our Net income. However, our leverage and liquidity are improving.

During 2007, we used the net proceeds from the divestitures of our surgery centers, outpatient, and diagnostic divisions, as well as the majority of our federal income tax recovery, to pay down debt. We also used available cash and borrowings on our revolving credit facility to redeem approximately $59.1 million of our 10.75% Senior Notes due 2016, which carry a higher interest rate than borrowings under our Credit Agreement. As a result of these transactions, our total debt outstanding has decreased from $3.4 billion as of December 31, 2006 to $2.0 billion as of December 31, 2007.

We have scheduled principal payments of $68.3 million and $23.4 million in 2008 and 2009 related to long-term debt obligations. In the fourth quarter of 2007, we made the final payments related to our Medicare Program Settlement and SEC Settlement (see Note 20, Settlements, to our accompanying consolidated financial statements). With these settlement payments behind us, we are now able to redirect our operating cash elsewhere in the Company. In addition, we expect to use cash flows from the expected sale of our corporate campus (see Note 5, Property and Equipment, to our accompanying consolidated financial statements) and the receipt of additional federal and state income tax refunds to further reduce our long-term debt outstanding. However, no assurances can be given as to whether or when such cash flows will be received. Based on our current borrowing capacity and leverage ratio required under our Credit Agreement, we do not believe there is significant risk in our ability to make additional draws under our revolving credit facility, if needed.

As with any company carrying significant debt, our primary risk relating to our high leverage is the possibility that a down-turn in operating earnings could impair our ability to comply with the financial covenants contained within our Credit Agreement. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms as favorable to those in our existing Credit Agreement. A default due to violation of the covenants contained within our Credit Agreement could require us to immediately repay all amounts then outstanding under the Credit Agreement.

For additional information regarding our leverage and liquidity, see the “Liquidity and Capital Resources” section of this Item and Note 2, Liquidity, and Note 8, Long-term Debt, to our accompanying consolidated financial statements.

•

Reimbursement. Historically, Congress and some state legislatures have periodically proposed significant changes in regulations governing the health care system. Many of these changes have resulted in limitations on and, in some cases, significant reductions in the levels of payments to health care providers for services under many government reimbursement programs. For example, and as discussed below, while the freeze at the 60% compliance threshold under the 2007 Medicare Act is a long-term positive for us, the pricing roll-back is a short-term negative in 2008 and 2009.

Because Medicare comprises approximately 68% of our Net operating revenues for the year ended December 31, 2007, single-payor exposure and any potential legislative changes present risks to us. Also, because we receive a significant percentage of our revenues from Medicare, our inability to achieve continued compliance with the 60% threshold under the 2007 Medicare Act could have a material adverse effect on our financial position, results of operations, and cash flows.

In addition to government payors, our relationships with managed care and non-governmental third-party payors are generally governed by negotiated agreements. These agreements set forth the amounts we are entitled to receive for our services. If we are unable to negotiate and maintain favorable agreements with these payors, our financial position, results of operations, and cash flows could be adversely impacted.

•

Staffing. Our operations are dependent on the efforts, abilities, and experience of our management and medical support personnel, such as physical therapists, nurses, and other health care professionals. If we are unable to recruit and retain qualified management, physical therapists, nurses, and other medical support personnel, or to control our labor costs, our financial position, results of operations, and cash flows could be adversely impacted.

The lack of availability of physical therapists, nurses, and other medical support personnel continues to plague our Company and the industry. This shortage has required, and continues to require, us to enhance wages and increase our use of higher-priced contract labor. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along these increased costs is limited. This will be especially true during the 2008 and 2009 pricing roll-back period under the 2007 Medicare Act, as discussed above.

We are focused on finding a long-term solution for recruiting and retaining qualified personnel for our hospitals. As discussed in more detail in the “Business Outlook” section below, we are making an investment, in the form of enhanced benefits programs, in our employees in 2008 in an effort to reduce turnover at our hospitals and attract qualified health care professionals to our business.

Business Outlook

With our turnaround and divestitures complete and the regulatory uncertainty surrounding the 75% Rule resolved, our focus is now on executing our strategic plan and growing earnings per share. We can now focus entirely on operating our hospitals and growing our inpatient rehabilitation business.

We believe the demand for inpatient rehabilitation services will increase as the U.S. population ages. In addition, Medicare “compliant cases” are expected to grow approximately 2% per year for the foreseeable future, creating an attractive market. We believe these market factors align with our strengths and focus in inpatient rehabilitative care. Unlike an acute care hospital that may offer inpatient rehabilitation as one of many secondary services, inpatient rehabilitation is our core business.

Strategic Outlook

As the nation’s largest provider of inpatient rehabilitation services, we believe we differentiate ourselves from our competitors based on the quality of our clinical protocols, our broad base of clinical experience, our ability to create and leverage rehabilitative technology, and our ability to standardize practices and take advantage of efficiencies that result in cost effective, high quality care for our patients.

In 2008 and 2009, we will ensure the operational initiatives we have launched over the past few years (from the building of our internal audit function and development of our internal control structure to our TeamWorks initiative, as discussed below) remain and/or become fully embedded at our hospitals and in our overall corporate culture, as it is these operational initiatives that allow us to continue providing high-quality care to our patients and set the platform for future growth. We will seek growth by expanding our market share in existing markets, building new hospitals in new markets, and acquiring or joint-venturing with competitors. However, given the current credit markets and our leverage compared to other health care providers, we recognize that paying down debt and the continued deleveraging of the Company is important and may take precedence over immediate growth opportunities. However, there are ways to expand that require minimal initial cash outlays, such as joint ventures and other transactions, and should allow us to use the majority of our free cash flow for debt reduction.

Operating Outlook

In 2007, we launched a multi-year operational initiative designed to identify best practices in a number of key areas and standardize those practices across all our hospitals. This initiative is known as TeamWorks. During the start-up phase of this project, we chose two areas as our initial focus:

•

Sales and Marketing. Increasing the number of patient discharges is critical to maintaining and improving our profitability, particularly in light of the high percentage of fixed costs at our hospitals and the Medicare pricing roll-back discussed earlier.

•

Non-Clinical Support Costs. Over the past few years, we have tightly managed the non-clinical expenses of our hospitals due to the regulatory uncertainty that was caused by the 75% Rule and rising employee costs resulting from shortages of therapists and nurses. Although we have generally reduced most categories of expenses, there is a high degree of variability from hospital to hospital. As a result, the non-clinical support costs project was chosen in order to further standardize our best practices in this area.

In 2008, we expect to complete the implementation of the above two areas, and we will begin looking at ways we can improve our retention and increase the productivity of our most valuable asset – our employees.

We understand and recognize the importance our employees play in helping us reach our goals. With this in mind, along with our desire to reduce turnover at our hospitals, we made an investment in our people in 2008 by increasing the employer matching contributions to our 401(k) savings plan, providing benefits to part-time employees (which we have never done before), and enhancing the benefits provided under certain medical plans (without passing the costs of such enhancements to our employees). We believe we can build on this investment as we examine our clinical productivity and human capital going forward as part of the TeamWorks initiative.

Pricing will be flat to slightly down in 2008 due to the pricing roll-back resulting from the 2007 Medicare Act (the pricing roll-back is effective from April 1, 2008 until September 30, 2009) and the significance of Medicare as a payor to our Net operating revenues. However, we expect the freeze at the 60% compliance threshold resulting from the 2007 Medicare Act, as well as our TeamWorks initiative, to result in a year-over-year increase in patient discharges in 2008. While increasing our volumes will be important in 2008, generating free cash flow to further reduce our debt will also be a major operational focus.

In summary, we are focused on building volumes and improving the overall effectiveness of our operations. On a go-forward basis, we anticipate we will be able to generate cash flows to fund debt pre-payments and our growth strategy, with the primary emphasis in 2008 being debt reduction. However, we believe we can bring immediate and sustainable growth and return to our stockholders. We are the “new” HealthSouth, and we are well-positioned to meet the challenges in this industry in 2008 and going forward.

Results of Operations

During 2007, 2006, and 2005, we derived consolidated Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2007	2006	2005
Medicare	67.5%	68.6%	70.5%
Medicaid	2.0%	2.0%	2.4%
Workers’ compensation	2.4%	2.6%	2.9%
Managed care and other discount plans	18.7%	18.4%	16.1%
Other third-party payors	6.3%	5.1%	5.3%
Patients	0.6%	0.5%	0.4%
Other income	2.5%	2.8%	2.4%
Total	100.0%	100.0%	100.0%

Our payor mix is weighted heavily towards Medicare. Our hospitals receive Medicare reimbursements under the prospective payment system applicable to inpatient rehabilitation facilities (“IRF-PPS”). Under IRF-PPS, our hospitals receive fixed payment amounts per discharge based on certain rehabilitation impairment categories established by the United States Department of Health and Human Services. With IRF-PPS, our hospitals retain the difference, if any, between the fixed payment from Medicare and their operating costs. Thus, our hospitals benefit from being high quality, low cost providers. For additional information regarding Medicare reimbursement, please see the “Sources of Revenues” section of Item 1, Business.

The percent of our Net operating revenues attributable to Medicare has decreased over the past few years due to an increase in managed Medicare and private fee-for-service plans that are included in the “managed care and other discount plans” and “other third-party payors” categories in the above chart. As part of the Balanced Budget Act of 1997, Congress created a program of private, managed health care coverage for Medicare beneficiaries. This program has been referred to as Medicare Part C, Medicare+Choice, or Medicare Advantage. The program offers beneficiaries a range of Medicare coverage options by providing a choice between the traditional fee-for-service program (under Medicare Parts A and B) or enrollment in a health maintenance organization, preferred provider organization, point-of-service plan, provider sponsored organization or an insurance plan operated in conjunction with a medical savings account. While we expect our payor mix will remain heavily weighted towards Medicare, we expect this shift in Medicare patients into managed Medicare and private fee-for-service plans to continue.

Due to the significance of Medicare payments to our hospitals, the number of patient discharges is a key metric utilized by management to monitor and evaluate our performance. The number of outpatient visits is also tracked in order to measure the volume of outpatient activity each period.

Certain financial results have been reclassified to conform to the current year presentation. Such reclassifications include the qualification of our surgery centers, outpatient, and diagnostic divisions as assets held for sale and discontinued operations under FASB Statement No. 144, as well as four LTCHs, our electro-shock wave lithotripter units, and one other entity we closed or sold in 2007 that also qualified under FASB Statement No. 144. We reclassified our consolidated balance sheet as of December 31, 2006 to show the assets and liabilities of these qualifying divisions and facilities as held for sale. We also reclassified our consolidated statements of operations and consolidated statements of cash flows for the years ended December 31, 2006 and 2005 to show the results of those qualifying divisions and facilities as discontinued operations. In addition, we reclassified certain expenses considered to be corporate overhead historically reported primarily within the lines entitled Salaries and benefits and Other operating expenses into General and administrative expenses in our consolidated statements of operations. These expenses primarily include administrative expenses such as corporate accounting, internal controls, legal, and information technology services.

Because we did not allocate corporate overhead by division, our operating results reflect overhead costs associated with managing and providing shared services to our surgery centers, outpatient, and diagnostic divisions, through their respective dates of sale, even though these divisions qualify as discontinued operations. For the year ended December 31, 2007, General and administrative expenses approximated 7.7% of consolidated Net operating revenues. However, this percentage decreases by 200 basis points if you include the revenues of the divisions and facilities reported in discontinued operations. We plan to continue to rationalize our General and administrative expenses in relation to the size of our operations post-repositioning in 2008.

As discussed in Note 8, Long-term Debt, to our accompanying consolidated financial statements, due to the requirements under our Credit Agreement to use the net proceeds from each divestiture to repay obligations outstanding under our Credit Agreement, and in accordance with Emerging Issues Task Force (“EITF”) No. 87-24, “Allocation of Interest to Discontinued Operations,” we allocated the interest expense on the debt that was required to be repaid as a result of the divestiture transactions to discontinued operations.

From 2005 through 2007, our consolidated results of operations were as follows:

	For the Year Ended December 31,			Percentage Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(In Millions)
Net operating revenues	$1,752.5	$1,711.6	$1,750.9	2.4%	(2.2%)
Operating expenses:
Salaries and benefits	869.1	824.4	811.9	5.4%	1.5%
Other operating expenses	243.3	225.5	257.8	7.9%	(12.5%)
General and administrative expenses	134.8	144.5	171.7	(6.7%)	(15.8%)
Supplies	100.7	100.9	102.6	(0.2%)	(1.7%)
Depreciation and amortization	77.5	86.8	89.6	(10.7%)	(3.1%)
Impairment of long-lived assets	15.1	9.7	34.7	55.7%	(72.0%)
Recovery of amounts due from
Richard M. Scrushy	–	(47.8)	–	(100.0%)	N/A
Recovery of amounts due from
Meadowbrook	–	–	(37.9)	N/A	(100.0%)
Occupancy costs	52.4	54.5	11.7	(3.9%)	365.8%
Provision for doubtful accounts	34.4	45.6	32.4	(24.6%)	40.7%
Loss on disposal of assets	5.9	6.4	11.6	(7.8%)	(44.8%)
Government, class action, and related
settlements	(2.8)	(4.8)	215.0	(41.7%)	(102.2%)
Professional fees—accounting, tax,
and legal	51.6	161.4	169.1	(68.0%)	(4.6%)
Total operating expenses	1,582.0	1,607.1	1,870.2	(1.6%)	(14.1%)
Loss on early extinguishment of debt	28.2	365.6	–	(92.3%)	N/A
Interest expense and amortization of debt
discounts and fees	229.9	234.8	234.8	(2.1%)	0.0%
Other income	(15.5)	(9.4)	(16.5)	64.9%	(43.0%)
Loss on interest rate swap	30.4	10.5	–	189.5%	N/A
Equity in net income of nonconsolidated
affiliates	(10.3)	(8.7)	(12.3)	18.4%	(29.3%)
Minority interests in earnings of
consolidated affiliates	31.4	26.3	41.7	19.4%	(36.9%)
Loss from continuing operations
before income tax (benefit)
expense	(123.6)	(514.6)	(367.0)	(76.0%)	40.2%
Provision for income tax (benefit) expense	(322.4)	22.4	19.6	(1,539.3%)	14.3%
Income (loss) from continuing operations	198.8	(537.0)	(386.6)	(137.0%)	38.9%
Income (loss) from discontinued
operations, net of income tax benefit (expense)	454.6	(88.0)	(59.4)	(616.6%)	48.1%
Net income (loss)	$ 653.4	$ (625.0)	$ (446.0)	(204.5%)	40.1%

Operating Expenses as a % of Net Operating Revenues

	For the Year Ended December 31,
	2007	2006	2005
Salaries and benefits	49.6%	48.2%	46.4%
Other operating expenses	13.9%	13.2%	14.7%
General and administrative expenses	7.7%	8.4%	9.8%
Supplies	5.7%	5.9%	5.9%
Depreciation and amortization	4.4%	5.1%	5.1%
Impairment of long-lived assets	0.9%	0.6%	2.0%
Recovery of amounts due from Richard M. Scrushy	0.0%	(2.8%)	0.0%
Recovery of amounts due from Meadowbrook	0.0%	0.0%	(2.2%)
Occupancy costs	3.0%	3.2%	0.7%
Provision for doubtful accounts	2.0%	2.7%	1.9%
Loss on disposal of assets	0.3%	0.4%	0.7%
Government, class action, and related settlements	(0.2%)	(0.3%)	12.3%
Professional fees—accounting, tax, and legal	2.9%	9.4%	9.7%
Total	90.3%	93.9%	106.8%

Additional information regarding our operating results for the years ended December 31, 2007, 2006, and 2005 is as follows:

	For the Year Ended December 31,
	2007	2006	2005
	(In Millions)
Net patient revenue—inpatient	$ 1,557.4	$ 1,497.7	$ 1,530.9
Net patient revenue—outpatient and other revenues	195.1	213.9	220.0
Net operating revenues	$ 1,752.5	$ 1,711.6	$ 1,750.9

	(Actual Amounts)
Discharges	101,462	101,421	104,721
Outpatient visits	1,325,396	1,446,816	1,624,869
Average length of stay	15.1 days	15.2 days	15.6 days
Occupancy %	63.0%	64.4%	68.6%
# of licensed beds	6,679	6,566	6,540
Full-time equivalents*	15,484	15,650	16,412

*

Excludes 707, 860, and 783 full-time equivalents for the years ended December 31, 2007, 2006, and 2005, respectively, who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our consolidated statements of operations. Full-time equivalents included in the above table represent those who participate in or support the operations of our hospitals.

Net Operating Revenues

Our consolidated Net operating revenues consist primarily of revenues derived from patient care services. Net operating revenues also include other revenues generated from management and administrative fees, operation of the conference center located on our corporate campus, and other non-patient care services. These other revenues approximated 2.5%, 2.8%, and 2.4% of consolidated Net operating revenues for the years ended December 31, 2007, 2006, and 2005, respectively.

Net patient revenue from our hospitals was 4.0% higher for the year ended December 31, 2007 than 2006. The increase was primarily attributable to an increase in our patient case mix index and compliant case growth, both of which increased our revenue per discharge.

Inpatient volumes were relatively flat year over year due primarily to nine hospitals that moved from a 60% compliance threshold to a 65% compliance threshold under the 75% Rule on July 1, 2007. Discharges for the year were also negatively impacted by 16 of our hospitals that moved from a 50% compliance threshold to a 60% compliance threshold under the 75% Rule on June 1, 2006.

Increased revenues attributable to our inpatient hospitals were offset by decreased revenues from outpatient visits. Decreased outpatient volumes resulted from the closure of outpatient satellites, changes in patient program mix, shortages in therapy staffing, and continued competition from physicians offering physical therapy services within their own offices. As of December 31, 2007, we operated 60 outpatient satellites, while as of December 31, 2006, we operated 81 outpatient satellites.

Net patient revenue from our hospitals was 2.2% lower in 2006 than in 2005 due primarily to a reduction of non-compliant case volumes that resulted from the continued phase-in of the 75% Rule. In 2005, our hospitals were required to operate at a 50% compliance threshold under the 75% Rule. In 2006, the minimum compliance threshold increased to 60% causing reductions of non-compliant case volumes. We also experienced a decrease in outpatient volumes from 2005 to 2006 due to the decrease in our inpatient volumes, as well as the reasons discussed above for the decrease in outpatient volumes from 2006 to 2007. Certain regulatory pricing changes implemented as of October 1, 2005 also negatively impacted Net operating revenues for the first three quarters of 2006.

As discussed in the “Executive Overview – Business Outlook” section of this Item, we expect pricing will be flat to slightly down in 2008 due to the pricing roll-back resulting from the 2007 Medicare Act and the significance of Medicare as a payor to our Net operating revenues. However, we expect the freeze at the 60% compliance threshold resulting from the 2007 Medicare Act, as well as our TeamWorks initiative, to result in a year-over-year increase in discharges in 2008.

Salaries and Benefits

Salaries and benefits represent the most significant cost to us and include all amounts paid to full- and part-time employees who directly participate in or support the operations of our hospitals, including all related costs of benefits provided to employees. It also includes amounts paid for contract labor.

Salaries and benefits increased in each year presented. Annual merit increases given to employees in each year contributed to the increase. In addition, shortages of therapists and nurses caused us to raise salaries to retain current employees and to increase our utilization of higher-priced contract labor to properly care for our patients in each year. Finally, as a result of our efforts to comply with the 75% Rule, in each year, we increasingly treated higher acuity patients, which resulted in increased labor costs.

We are focused on finding a long-term solution for recruiting and retaining qualified personnel for our hospitals. We will continue to monitor the labor market, and we will make any necessary adjustments in order to remain competitive in this highly competitive environment. As discussed in the “Executive Overview – Business Outlook” section of this Item, in an effort to address our recruiting and retention concerns, we made certain enhancements to our benefits programs in January 2008.

Other Operating Expenses

Other operating expenses include costs associated with managing and maintaining our hospitals. These expenses include such items as repairs and maintenance, utilities, contract services, professional fees, and insurance.

In 2007 and 2006, we experienced a reduction in self-insurance costs driven by current claims history and revised actuarial estimates that resulted from fewer full-time equivalents and our exit from the acute care business. These reductions are primarily included in Other operating expenses in our consolidated statements of operations for the years ended December 31, 2007 and 2006.

Other operating expenses were higher in 2007 than in 2006. Now that we are a “pure-play” provider of post-acute health care services, we are able to focus exclusively on the operations of our hospitals. As part of this focus, during 2007, we incurred professional fees with a consulting firm associated with our TeamWorks initiative described earlier in this Item. Also, as discussed in more detail in Note 19, Related Party Transactions, to our accompanying consolidated financial statements, Other operating expenses for the year ended December 31, 2006 included a $6.9 million gain related to the repayment of a formerly fully reserved note receivable from Source Medical Solutions, Inc. (“Source Medical”).

Other operating expenses were lower in 2006 compared to 2005 due to declining inpatient volumes, decreased fees associated with the use of accounting and consulting firms during our reconstruction and restatement process in 2005, the Source Medical gain recorded in 2006, and the reduction in self-insurance expenses discussed above.

General and Administrative Expenses

General and administrative expenses primarily include administrative expenses such as corporate accounting, internal controls, legal, and information technology services that are managed from our corporate headquarters in Birmingham, Alabama. These expenses include the salaries and benefits of 707, 860, and 783 full-time equivalents for the years ended December 31, 2007, 2006, and 2005, respectively, who perform these administrative functions.

In addition, because we did not allocate corporate overhead by division, our General and administrative expenses include costs associated with managing and providing shared services to our surgery centers, outpatient, and diagnostic divisions, through their respective dates of sale, even though these divisions qualify as discontinued operations. For the year ended December 31, 2007, General and administrative expenses approximated 7.7% of consolidated Net operating revenues. However, this percentage decreases by 200 basis points if you include the revenues of the divisions reported in discontinued operations. Until we are able to rationalize our corporate overhead in relation to the size of our operations now that our divestitures are complete, our General and administrative expenses will reflect unusually high costs.

Our General and administrative expenses were lower in 2007 compared to 2006 due to the divestitures of our surgery centers, outpatient, and diagnostic divisions in the second and third quarters of 2007 (See the “Executive Overview” section of this Item for more information on the timing of each divestiture). The reduction in General and administrative expenses resulting from our divestiture transactions was offset by our investment in a development function and costs associated with installing new accounting systems. Also, given the uncertainty surrounding our repositioning efforts in the first half of 2007, we experienced attrition of corporate employees who supported our surgery centers, outpatient, and diagnostic divisions. As this attrition occurred, we chose to utilize higher-priced contract labor to temporarily fill certain corporate positions rather than hiring new employees to fill the open positions.

Our General and administrative expenses were lower in 2006 compared to 2005 due to decreased professional fees associated with projects related to our compliance with the Sarbanes-Oxley Act of 2002 and other similar services from accounting and consulting firms. General and administrative expenses in 2006 also included a gain related to the elimination of our former guarantee of a promissory note for Source Medical (See Note 19, Related Party Transactions, to our accompanying consolidated financial statements). These reductions in General and administrative expenses in 2006 were offset by expenses associated with our adoption of FASB Statement No. 123 (Revised 2004), Share-Based Payment, on January 1, 2006.

We will continue to rationalize our General and administrative expenses in relation to the size of our operations post-repositioning in 2008.

Supplies

Supplies expense includes all costs associated with supplies used while providing patient care. These costs include pharmaceuticals, needles, bandages, food, and other similar items.

While Supplies expense did not change significantly in terms of dollars from 2006 to 2007, it did decrease as a percent of Net operating revenues year over year. This decrease is due to our supply chain management efforts and our increasing revenue base. Supplies expense did not change significantly from 2005 to 2006.

Depreciation and Amortization

The decrease in Depreciation and amortization in each year presented was due to the decreased depreciable base of our assets due to the level of our capital expenditures over the past few years.

Impairment of Long-Lived Assets

On June 1, 2007, we entered into an agreement with an investment fund sponsored by Trammell Crow Company (“Trammell Crow”) pursuant to which Trammell Crow agreed to acquire our corporate campus for a purchase price of approximately $60 million, subject to certain adjustments. During the year ended December 31, 2007, we wrote the Digital Hospital (as defined in Note 5, Property and Equipment, to our accompanying consolidated financial statements) down by $14.5 million to its estimated fair value based on the estimated net proceeds we expected to receive from this sale. The agreement to sell our corporate campus to Trammell Crow was terminated on August 7, 2007, pursuant to an opt-out provision in the agreement.

Of the total asset impairment amounts for the years ended December 31, 2006 and 2005, approximately $8.6 million and $24.4 million, respectively, relate to the Digital Hospital and represent the excess of costs incurred during the construction of the Digital Hospital over the estimated fair value of the property, including the RiverPoint facility, a 60,000 square-foot office building, which shares the construction site. The impairment of the Digital Hospital in 2006 and 2005 was determined using a weighted-average fair value approach that considered an alternative use appraisal and other potential scenarios.

The remainder of the 2007, 2006, and 2005 impairment charges relate to long-lived assets at various hospitals that were examined for impairment due to hospitals experiencing negative cash flow from operations. We determined the fair value of the impaired long-lived assets at a hospital primarily based on the assets’ estimated fair value using valuation techniques that included discounted future cash flows and third-party appraisals.

Recovery of Amounts Due from Richard M. Scrushy

On January 3, 2006, the Alabama Circuit Court in the Tucker case (as defined in Note 21, Contingencies and Other Commitments, to our accompanying consolidated financial statements) granted the plaintiff’s motion for summary judgment against Richard M. Scrushy, our former chairman and chief executive officer, on a claim for the restitution of incentive bonuses Mr. Scrushy received for years 1996 through 2002. Including pre-judgment interest, the court’s total award was approximately $48 million. On August 25, 2006, the Alabama Supreme Court affirmed the Circuit Court’s order granting summary judgment against Mr. Scrushy on the unjust enrichment claim, and on October 27, 2006, the Alabama Supreme Court denied Mr. Scrushy’s motion for rehearing. On November 16, 2006, Mr. Scrushy signed an agreement indicating his desire and intent to pay the entire amount owed under the judgment.

Based on the above, we recorded approximately $47.8 million during 2006 as Recovery of amounts due from Richard M. Scrushy, excluding approximately $5.0 million of post-judgment interest recorded in Other income.

Recovery of Amounts Due from Meadowbrook

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

See Note 21, Contingencies and Other Commitments, to our accompanying consolidated financial statements for additional information regarding Meadowbrook.

Occupancy Costs

Occupancy costs include amounts paid for rent associated with leased hospitals, including common area maintenance and similar charges. In 2005, Occupancy costs included a $30.5 million net gain on lease termination associated with our Braintree and Woburn hospitals. See Note 21, Contingencies and Other Commitments, to our accompanying consolidated financial statements for additional information regarding these hospitals.

Provision for Doubtful Accounts

Our Provision for doubtful accounts decreased as a percent of Net operating revenues from 2006 to 2007. Distractions associated with the installation of new collections software negatively impacted collection activity during the latter half of 2006. This year-over-year improvement in our Provision for doubtful accounts was reflective of the benefits of the new billing and collections software that was installed in 2006, as well as the standardization of certain business office processes.

While we are beginning to see the improvements noted above, throughout 2007, we have experienced the continued denial of certain billings by one of our Medicare contractors denying claims related to medical necessity. We appeal most of these denials and have experienced a strong success rate for claims that have completed the appeals process. While our success rate is a positive reflection of the medical necessity of the applicable patients, the appeals process can take in excess of one year, and we cannot provide assurance as to the ongoing and future success of our appeals. As such, we have provided reserves for these receivables in accordance with our accounting policy that necessarily considers the age of the receivables under appeal as part of our Provision for doubtful accounts. During the third quarter of 2007, the negative impact of these denials became level, year over year.

The increase in our Provision for doubtful accounts as a percent of Net operating revenues from 2005 to 2006 was due to the distractions associated with the installation and implementation of new collections software and processes during 2006, as noted above. It was also negatively impacted by the billing denials discussed above.

Loss on Disposal of Assets

The Loss on disposal of assets in each year primarily resulted from various equipment disposals throughout each period.

Government, Class Action, and Related Settlements

During 2007, we reached a final settlement related to certain self-disclosures made to the HHS-OIG, and we recorded a charge of approximately $14.2 million related to these negotiations and ultimate settlement as part of Government, class action and related settlements in our 2007 consolidated statement of operations. Government, class action, and related settlements also included a net charge of approximately $7.0 million during the year ended December 31, 2007 for certain settlements and other ongoing settlement negotiations. See Note 21, Contingencies and Other Commitments, to our accompanying consolidated financial statements.

Government, class action, and related settlements for the year ended December 31, 2006 included a $1.0 million charge related to our Employee Retirement Income Security Act of 1974 (“ERISA”) litigation and a $5.7 million charge to settle disputes related to our former Braintree and Woburn hospitals. Government, class action, and related settlements for 2006 also included a $4.0 million charge related to our agreement with the United States to settle civil allegations brought in federal False Claims Act lawsuits regarding alleged improper billing practices relating to certain orthotic and prosthetic devices. In addition, Government, class action, and related settlements for 2006 included a $3.0 million charge related to a payment made to the U.S. Postal Inspection Services Consumer Fraud Fund in connection with the execution of the non-prosecution agreement reached with the United States Department of Justice. These expenses for 2006 also included charges of approximately $12.7 million for certain settlements and other settlement negotiations that were ongoing as of December 31, 2006.

Government, class action, and related settlements for the year ended December 31, 2005 included a $215.0 million charge, to be paid in the form of common stock and common stock warrants under the proposed settlement with the lead plaintiffs in the federal securities class actions and the derivative litigation, as well as with our insurance carriers, to settle claims filed against us, certain of our former directors and officers, and certain other parties. In January 2007, the proposed settlement received final court approval, and, based on the value of our common stock and the associated common stock warrants on the date the settlement was approved, we reduced this liability by approximately $31.2 million as of December 31, 2006. Based on the value of our common stock and the associated common stock warrants as of December 31, 2007, we reduced this liability by an additional $24.0 million during the year ended December 31, 2007. The reductions in 2007 and 2006 are included in Government, class action, and related settlements in our consolidated statement of operations. The charge for this settlement will be revised in future periods to reflect additional changes in the fair value of the common stock and warrants until they are issued.

For additional information regarding these settlements, ongoing discussions, and litigation, see Note 20, Settlements, and Note 21, Contingencies and Other Commitments, to our accompanying consolidated financial statements.

Professional Fees—Accounting, Tax, and Legal

As previously reported, significant changes have occurred at HealthSouth since the financial fraud perpetrated by certain members of our prior management team was uncovered. The steps taken to stabilize our business and operations, provide vital management assistance, and coordinate our legal strategy came at significant financial cost. During the year December 31, 2007, these fees primarily related to income tax consulting fees for various tax projects (including tax projects associated with our filing of amended income tax returns for 1996 through 2003), fees paid to consultants supporting our divestiture activities, and legal fees for continued litigation defense and support matters arising from our prior reporting and restatement issues discussed in Note 21, Contingencies and Other Commitments, to our accompanying consolidated financial statements. During the year ended December 31, 2006, these fees primarily related to professional services to support the preparation of our 2005 Form 10-K, professional services to support the preparation of our Form 10-Qs for 2006 (including the preparation of quarterly information for 2005, which had never been presented), tax preparation and consulting fees for various tax projects, and legal fees for continued litigation defense and support matters (including $32.5 million of fees to the derivative plaintiffs’ attorneys to resolve the amount owed to them as a result of the award given to us under the claim for restitution of incentive bonuses Mr. Scrushy received in previous years and the Securities Litigation Settlement) discussed in Note 21, Contingencies and Other Commitments, to our accompanying consolidated financial statements. During 2005, Professional fees—accounting, tax, and legal related primarily to professional fees resulting from the steps taken to stabilize our business and operations, provide vital management assistance, and coordinate our legal strategy as a result of the fraud mentioned above.

Loss on Early Extinguishment of Debt

As discussed throughout this report, during 2007, we used the net proceeds from the divestitures of our surgery centers, outpatient, and diagnostic divisions (see Note 16, Assets Held for Sale and Results of Discontinued Operations, to our accompanying consolidated financial statements), as well as the majority of our federal income tax refund (see Note 17, Income Taxes, to our accompanying consolidated financial statements), to pay down obligations outstanding under our Credit Agreement (as defined in Note 8, Long-term Debt, to our accompanying consolidated financial statements). Also during 2007, we used a combination of cash on hand and borrowings under our revolving credit facility to redeem approximately $59.1 million of our 10.75% Senior Notes due 2016 (see Note 8, Long-term Debt, to our accompanying consolidated financial statements). As a result of these pre-payments, we allocated a portion of the debt discounts and fees associated with these agreements to the debt that was extinguished and wrote off debt discounts and fees totaling approximately $25.9 million to Loss on early extinguishment of debt during the year ended December 31, 2007. The remainder of the amount recorded to Loss on early extinguishment of debt during 2007 related to the premiums associated with the redemption of the 10.75% Senior Notes due 2016 discussed above.

During 2006, we recorded an approximate $365.6 million net Loss on early extinguishment of debt due to the completion of a private offering of senior notes in June 2006 and a series of recapitalization transactions during the first quarter of 2006. For more information regarding these transactions, see Note 8, Long-term Debt, to our accompanying consolidated financial statements.

Interest Expense and Amortization of Debt Discounts and Fees

As discussed earlier in this Item, due to the requirements under our Credit Agreement to use the net proceeds from the divestitures of our surgery centers, outpatient, and diagnostic divisions to repay obligations outstanding under our Credit Agreement, and in accordance with EITF Issue No. 87-24, we allocated interest expense on the debt that was required to be repaid as a result of the divestiture transactions to discontinued operations. However, the discussion that follows related to Interest expense and amortization of debt discounts and fees is based on total interest expense, including the amounts allocated to discontinued operations. For additional information regarding the allocated amounts, see Note 8, Long-term Debt, to our accompanying consolidated financial statements.

Interest expense and amortization of debt discounts and fees decreased by $62.4 million from 2006 to 2007 due to lower amortization charges and decreased average borrowings offset by a higher average interest rate for 2007. Amortization of debt discounts and fees was approximately $10.5 million less during 2007 compared to 2006. Amortization in 2006 included the amortization of loan fees associated with our Interim Loan Agreement (as defined in Note 8, Long-term Debt, to our accompanying consolidated financial statements) and the amortization of consent fees associated with the debt that was extinguished as part of the March 2006 recapitalization transactions discussed in Note 8, Long-term Debt, to our accompanying consolidated financial statements. Decreased average borrowings, which resulted from our use of the net proceeds from our divestiture transactions and the majority of our federal income tax recovery in 2007 to reduce long-term debt, during 2007 compared to 2006 resulted in decreased interest expense of approximately $62.5 million year over year. Due to the recapitalization transactions and the private offering of senior notes described in Note 8, Long-term Debt, to our accompanying consolidated financial statements, our average interest rate for 2007 approximated 9.9% compared to an average interest rate of 9.5% for 2006. This increase in average interest rates contributed to an approximate $10.6 million of increased interest expense in 2007.

Interest expense and amortization of debt discounts and fees decreased by approximately $4.9 million from 2005 to 2006 as a result of decreased amortization charges offset by increased interest expense. Amortization of debt discounts and fees was approximately $20.6 million less during 2006 compared to 2005. Amortization in 2005 included the amortization of consent fees associated with debt that was extinguished as part of the 2006 recapitalization transactions discussed in Note 8, Long-term Debt, to our accompanying consolidated financial statements. Amortization in 2005 also included the amortization related to our 6.875% Senior Notes that were repaid in June 2005. Due to the recapitalization transactions and the private offering of senior notes described in Note 8, Long-term Debt, to our accompanying consolidated financial statements, our average interest rate for 2006 approximated 9.5% compared to an average interest rate of 9.0% for 2005. This increase in average interest rates contributed to an approximate $18.0 million of increased interest expense during 2006. The impact of the increase in average interest rates was offset by lower average borrowings, which decreased interest expense by approximately $2.3 million during 2006.

For more information regarding the above changes in debt, see Note 8, Long-term Debt, to our accompanying consolidated financial statements.

Other Income

During 2007, we sold our remaining investment in Source Medical to Source Medical and recorded a gain on sale of approximately $8.6 million. This gain is included in Other income in our consolidated statement of operations for the year ended December 31, 2007. See Note 19, Related Party Transactions, to our accompanying consolidated financial statements for more information on Source Medical. As a result of this transaction, we have no further affiliation or material related-party contracts with Source Medical.

In 2006, Other income included $5.0 million of post-judgment interest recorded on our recovery of incentive bonuses from Mr. Scrushy, as discussed in Note 21, Contingencies and Other Commitments, to our accompanying consolidated financial statements.

Other income was higher in 2005 than in 2006 due to higher average cash balances throughout 2005 that yielded higher interest income amounts year over year.

Loss on Interest Rate Swap

Our Loss on interest rate swap in each year represents amounts recorded related to the mark-to-market adjustments, quarterly settlements, and accrued interest recorded for our interest rate swap. The loss recorded in each year presented represents the market’s outlook for interest rates over the remaining term of our swap agreement. To the extent the market believes interest rates will rise above our fixed rate of 5.2%, we will record gains. When the market believes interest rates will fall below our fixed rate of 5.2%, we will record losses. During the year ended December 31, 2007, we received approximately $3.2 million in net cash settlement payments from our counterparties under the interest rate swap agreement. During the year ended December 31, 2006, we made approximately $0.6 million in net cash settlement payments to our counterparties under the interest rate swap agreement. For additional information regarding our interest rate swap, see Note 8, Long-term Debt, to our accompanying consolidated financial statements.

Per the underlying swap agreement, the notional amount of our interest rate swap was scheduled to be reduced from $1.9 billion to $1.1 billion in March 2008. However, due to the pre-payments discussed in Note 8, Long-term Debt, to our accompanying consolidated financial statements and current market conditions, we decreased the notional amount of our interest rate swap to $1.1 billion in October 2007. Fees associated with this transaction were not material to our results of operations, financial position, or cash flows. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for additional information.

Minority Interests in Earnings of Consolidated Affiliates

Minority interests in earnings of consolidated affiliates represent the share of net income or loss allocated to members or partners in our consolidated affiliates. Fluctuations in Minority interests in earnings of consolidated affiliates are primarily driven by the financial performance of the applicable hospital population each year.

Loss from Continuing Operations Before Income Tax (Benefit) Expense

Our Loss from continuing operations before income tax (benefit) expense (“pre-tax loss from continuing operations”) for 2006 included a $365.6 million Loss on early extinguishment of debt related primarily to our private offering of senior notes in June 2006 and a series of recapitalization transactions in the first quarter of 2006. Our pre-tax loss from continuing operations for 2005 included a $215.0 million settlement associated with our securities litigation. If we exclude these items, our pre-tax loss from continuing operations for 2006 was $149.0 million, and our pre-tax loss from continuing operations for 2005 was $152.0 million, resulting in a $25.4 million net decrease in our pre-tax loss from continuing operations from 2006 to 2007 and a $3.0 million net decrease in our pre-tax loss from continuing operations from 2005 to 2006.

Our pre-tax loss from continuing operations decreased from 2006 to 2007 due primarily to a reduction in General and administrative expenses and decreased professional fees. Our pre-tax loss from continuing operations for the year ended December 31, 2007 included an $8.6 million gain related to the sale of our remaining investment in Source Medical (see Note 19, Related Party Transactions, to our accompanying consolidated financial statements).

From 2005 to 2006, our pre-tax loss from continuing operations decreased due to a reduction in General and administrative expenses and decreased impairment charges year over year. Our pre-tax loss from continuing operations for 2006 included a $47.8 million recovery of incentive bonuses from Mr. Scrushy, as discussed above. Our 2005 pre-tax loss from continuing operations for 2005 included a $37.9 million recovery of bad debt associated with Meadowbrook, as discussed above. Also, as discussed earlier in this Item, we recorded a $30.5 million net gain on lease termination during 2005.

Provision for Income Tax (Benefit) Expense

The change in our Provision for income tax (benefit) expense from 2006 to 2007 was due primarily to the recovery of federal income taxes, and related interest, for tax years 1996 through 1999, as discussed in Note 17, Income Taxes, to our accompanying consolidated financial statements.

From 2005 to 2006, our Provision for income tax expense increased due to an increase in noncurrent deferred taxes associated with certain indefinite-lived assets partially offset by a decrease in state tax expense and by an increase in interest income recorded on our income tax receivable. During 2006, we filed a request for a tax accounting method change which accelerated the amortization of certain indefinite-lived assets. This tax accounting method change gave rise to an additional difference between the book and tax bases of the assets effected and, accordingly, resulted in our recording an additional deferred tax liability and deferred tax expense of approximately $8.3 million related to these indefinite-lived assets during 2006.

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

Relationships and Transactions with Related Parties

Related party transactions are not material to our operations, and therefore, are not presented as a separate discussion within this Item. When these relationships or transactions were significant to our results of operations during the years ended December 31, 2007, 2006, and 2005, information regarding the relationship or transaction(s) have been included within this Item. For additional information, see Note 19, Related Party Transactions, to our accompanying consolidated financial statements.

Results of Discontinued Operations

As discussed earlier in this Item and in Note 1, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements, our surgery centers, outpatient, and diagnostic divisions are reported as held for sale in our consolidated balance sheets and discontinued operations in our consolidated statements of operations. In addition, during the year ended December 31, 2007, four LTCHs, our electro-shock wave lithotripter units, and one other entity qualified under FASB Statement No. 144 to be reported as held for sale and discontinued operations. We reclassified our consolidated balance sheet as of December 31, 2006 to show the assets and liabilities of these qualifying divisions and facilities as held for sale. We also reclassified our consolidated statements of operations and statements of cash flows for the years ended December 31, 2006 and 2005 to show the results of those qualifying divisions and facilities as discontinued operations.

The operating results of discontinued operations, by division and in total, are as follows (in millions):

	For the Year Ended December 31,
	2007	2006	2005
HealthSouth Corporation:
Net operating revenues	$ 24.1	$ 83.5	$ 156.0
Costs and expenses	25.0	99.5	207.9
Impairments	–	2.1	7.2
Loss from discontinued operations	(0.9)	(18.1)	(59.1)
Gain (loss) on disposal of assets of discontinued operations	1.6	(6.9)	0.6
Income tax benefit (expense)	0.2	(0.3)	(1.4)
Income (loss) from discontinued operations, net of tax	$ 0.9	$ (25.3)	$ (59.9)
Surgery Centers:
Net operating revenues	$ 381.7	$ 746.3	$ 790.2
Costs and expenses	359.6	774.3	779.7
Impairments	4.8	2.4	4.4
Income (loss) from discontinued operations	17.3	(30.4)	6.1
Gain on disposal of assets of discontinued operations	1.9	17.3	5.3
Gain on divestiture of division	314.9	–	–
Income tax benefit (expense)	18.4	(18.1)	(34.5)
Income (loss) from discontinued operations, net of tax	$ 352.5	$ (31.2)	$ (23.1)
Outpatient:
Net operating revenues	$ 127.3	$ 329.8	$ 391.7
Costs and expenses	110.1	321.5	374.1
Impairments	0.2	1.0	0.7
Income from discontinued operations	17.0	7.3	16.9
(Loss) gain on disposal of assets of discontinued operations	(1.3)	0.3	(2.5)
Gain on divestiture of division	145.3	–	–
Income tax (expense) benefit	(16.0)	(0.4)	15.7
Income from discontinued operations, net of tax	$ 145.0	$ 7.2	$ 30.1
Diagnostic:
Net operating revenues	$ 92.0	$ 197.8	$ 220.5
Costs and expenses	97.2	237.8	222.7
Impairments	33.2	4.5	5.0
Loss from discontinued operations	(38.4)	(44.5)	(7.2)
Gain on disposal of assets of discontinued operations	2.9	5.9	0.7
Loss on divestiture of division	(8.3)	–	–
Income tax expense	–	(0.1)	–
Loss from discontinued operations, net of tax	$ (43.8)	$ (38.7)	$ (6.5)
Total:
Net operating revenues	$ 625.1	$ 1,357.4	$ 1,558.4
Costs and expenses	591.9	1,433.1	1,584.4
Impairments	38.2	10.0	17.3
Loss from discontinued operations	(5.0)	(85.7)	(43.3)
Gain on disposal of assets of discontinued operations	5.1	16.6	4.1
Gain on divestitures of divisions	451.9	–	–
Income tax benefit (expense)	2.6	(18.9)	(20.2)
Income (loss) from discontinued operations, net of tax	$ 454.6	$ (88.0)	$ (59.4)

HealthSouth Corporation. Our results of discontinued operations primarily included the operations of the following hospitals: Cedar Court hospital in Australia (sold in October 2006 as we divested our international operations), Central Georgia Rehabilitation Hospital (lease expired on September 30, 2006 and was not extended), Union LTCH (closed February 2007 due to poor performance), Alexandria LTCH (sold in May 2007), Winnfield LTCH (sold in August 2007), and Terre Haute LTCH (closed in August 2007).

Our results of discontinued operations also included the operations of one of our former acute care hospitals. On July 20, 2005, we executed an asset purchase agreement with The Board of Trustees of the University of Alabama (the “University of Alabama”) for the sale of the real property, furniture, fixtures, equipment and certain related assets associated with our only remaining operating acute care hospital, which had 219 licensed beds located in Birmingham, Alabama (the “Birmingham Medical Center”). Simultaneously with the execution of this purchase agreement with the University of Alabama, we executed an agreement with an affiliate of the University of Alabama whereby this entity provided certain management services to the Birmingham Medical Center. On December 31, 2005, we executed an amended and restated asset purchase agreement with the University of Alabama. This amended and restated agreement provided that the University of Alabama purchase the Birmingham Medical Center and associated real and personal property as well as our interest in the gamma knife partnership associated with this hospital. This transaction closed on March 31, 2006.

From 2006 to 2007, the decrease in net operating revenues related primarily to the performance and eventual sale or closure of the Union, Alexandria, Winnfield, and Terre Haute LTCHs along with the timing of closures of our Cedar Court hospital and Central Georgia Rehabilitation Hospital. From 2005 to 2006, the decrease in net operating revenues related primarily to the performance and eventual sale of the Birmingham Medical Center. The change in costs and expenses in each year followed these same trends.

The net loss on disposal of assets in 2006 was primarily the result of our sale of the Birmingham Medical Center and lease termination fees associated with certain properties adjacent to the Birmingham Medical Center.

Surgery Centers. We closed the transaction to sell our surgery centers division to ASC on June 29, 2007, other than with respect to certain facilities for which approvals for the transfer to ASC had not yet been received as of such date. In August and November 2007, we received approval and transferred the applicable facilities in Connecticut and Rhode Island, respectively, but approval for the applicable facilities in Illinois remained pending as of December 31, 2007 (see Note 16, Assets Held for Sale and Results of Discontinued Operations, to our accompanying consolidated financial statements). No portion of the purchase price was withheld at closing pending the transfer of these facilities. As of December 31, 2007, we have deferred approximately $66.3 million of cash proceeds received at closing associated with the facilities that were still awaiting approval for transfer to ASC as of December 31, 2007.

During the third quarter of 2007, we also reached an agreement with certain of our remaining partners to sell an additional facility to ASC. This facility was an opt-out partnership at the time the original transaction closed with ASC. After deducting deal and separation costs, we received approximately $16.2 million of net cash proceeds in conjunction with the sale of this facility.

As a result of the disposition of our surgery centers division, including the opt-out partnership discussed above, we recorded gains on disposal of approximately $376.3 million, including an approximate $61.4 million income tax benefit primarily related to the reversal upon sale of deferred tax liabilities arising from indefinite-lived intangible assets of the division, during the year ended December 31, 2007. We expect to record an additional gain of approximately $30 million to $40 million for the facilities that remained pending in Illinois as of December 31, 2007. For additional information, see Note 16, Assets Held for Sale and Results of Discontinued Operations, to our accompanying consolidated financial statements.

From 2006 to 2007, the decrease in net operating revenues related primarily to the divestiture of the division on June 29, 2007, as discussed previously. From 2005 to 2006, the decrease in net operating revenues related primarily to surgery centers that became equity method investments rather than consolidated entities during these periods, as well as market competition and physician turnover. The change in costs and expenses in each year generally followed these same trends. Costs and expenses in 2006 included approximately $43.9 million of expenses, a portion of which did not require a cash outflow, related to settlement negotiations with our subsidiary partnerships related to the restatement of their historical financial statements. The net gain on asset disposals in 2006 related to various facility sales and asset disposals that occurred during the year.

Outpatient. We closed the transaction to sell our outpatient division to Select Medical on May 1, 2007, other than with respect to certain facilities for which approvals for the transfer to Select Medical had not yet been received as of such date. Approximately $24 million of the $245 million purchase price was withheld pending the transfer of these facilities. Subsequent to closing, we received approval and transferred the remaining facilities to

Select Medical, and we received additional sale proceeds in November 2007. As a result of the disposition of our outpatient division, we recorded an approximate $145.7 million post-tax gain on disposal during the year ended December 31, 2007. For additional information, see Note 16, Assets Held for Sale and Results of Discontinued Operations, to our accompanying consolidated financial statements.

From 2006 to 2007, the decrease in net operating revenues related to the divestiture of the division on May 1, 2007, as discussed previously. From 2005 to 2006, the decrease in net operating revenues related primarily to a year-over-year decline in patient visits that resulted from competition from physician-owned physical therapy sites and the nationwide physical therapist shortage. In addition, the volume decrease from 2005 to 2006 was also due to the annual per-beneficiary limitations on Medicare outpatient therapy services that became effective on January 1, 2006. The change in costs and expenses in each year followed these same trends.

Diagnostic. We closed the transaction to sell our diagnostic division to The Gores Group on July 31, 2007, other than with respect to one facility for which approval for the transfer had not yet been received as of such date. The net cash proceeds received at closing, after deducting deal and separation costs and purchase price adjustments, approximated $39.7 million. As a result of the disposition of our diagnostic division, we recorded an approximate $8.3 million post-tax loss on disposal during the year ended December 31, 2007. This loss primarily resulted from working capital adjustments based on the final balance sheet. For additional information, see Note 16, Assets Held for Sale and Results of Discontinued Operations, to our accompanying consolidated financial statements.

The net operating revenues and costs and expenses for the year ended December 31, 2007 were lower than those in 2006 due to the closing of the transaction to sell our diagnostic division to The Gores Group on July 31, 2007, as discussed above, lower scan volumes due to new restrictions imposed by certain payors, and the negative impact on pricing of the Deficit Reduction Act for diagnostic imaging services effective January 1, 2007. The net operating revenues for 2006 were lower than those of 2005 due to lower scan volumes that resulted primarily from new restrictions imposed by certain payors and competition from physician-owned diagnostic equipment and a shift in case mix to lower-paying modalities. Costs and expenses in each period generally followed these same trends. However, 2006 included costs associated with the implementation of a new enterprise information technology system and costs associated with the outsourcing of collection activities.

During the year ended December 31, 2007, we wrote the intangible assets and certain long-lived assets of our diagnostic division down to their estimated fair value based on the estimated net proceeds we expected to receive from the divestiture of the division. This charge is included in impairments in the above results of operations of our diagnostic division.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, cash from operations, and Revolving Loans under our Credit Agreement (as defined in Note 8, Long-term Debt, to our accompanying consolidated financial statements).

We are highly leveraged. However, our leverage and liquidity are improving. During the year ended December 31, 2007, we used the net proceeds from the divestitures of our surgery centers, outpatient, and diagnostic divisions to pay down debt. We also used approximately $405 million of our $440 million income tax recovery from the IRS (See Note 8, Long-term Debt, and Note 17, Income Taxes, to our accompanying consolidated financial statements) to pay down amounts outstanding under our Credit Agreement. Also, we used drawings under our revolving credit facility and available cash to redeem approximately $59.1 million of our 10.75% Senior Notes due 2016. As a result of these transactions, our total debt outstanding has decreased from $3.4 billion as of December 31, 2006 to $2.0 billion as of December 31, 2007.

Approximately $75.0 million of our $2.0 billion of long-term debt outstanding as of December 31, 2007 represents amounts drawn under our $400 million revolving credit facility (excluding approximately $21.5 million utilized under the revolving letter of credit subfacility). Amounts were drawn from the revolving credit facility primarily due to the timing of interest payments and government settlement payments (as discussed in Note 20, Settlements, to our accompanying consolidated financial statements). Based on our current borrowing capacity and leverage ratio required under our Credit Agreement, we do not believe there is significant risk in our ability to make additional draws under our revolving credit facility, if needed.

We have scheduled principal payments of $68.3 million and $23.4 million in 2008 and 2009, respectively, related to long-term debt obligations (see Note 8, Long-term Debt, to our accompanying consolidated financial statements). In the fourth quarter of 2007, we made the final payments related to our Medicare Program Settlement and our SEC Settlement (see Note 20, Settlements, to our accompanying consolidated financial statements).With these settlement payments behind us, we are now able to redirect our operating cash elsewhere in the Company. In addition, we expect to use cash flows from the expected sale of our corporate campus (see Note 5, Property and Equipment, to our accompanying consolidated financial statements) and the receipt of additional income tax refunds (see Note 17, Income Taxes, to our accompanying consolidated financial statements) to further reduce our long-term debt outstanding. However, no assurances can be given as to whether or when such cash flows will be received.

As with any company carrying significant debt, our primary risk relating to our high leverage is the possibility that a down-turn in operating earnings could impair our ability to comply with the financial covenants contained within our Credit Agreement. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms as favorable to those in our existing Credit Agreement. A default due to violation of the covenants contained within our Credit Agreement could require us to immediately repay all amounts then outstanding under the Credit Agreement. See Item 1A, Risk Factors, of this Form 10-K and Note 1, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements for a discussion of risks and uncertainties facing us. Changes in our business or other factors may occur that might have a material adverse impact on our financial position, results of operations, and cash flows.

Sources and Uses of Cash

Our primary sources of funding are cash flows from operations and borrowings under long-term debt agreements. Over the past three years, our funds were used primarily to fund working capital requirements, make capital expenditures, and make payments under various settlement agreements. The following table shows the cash flows provided by or used in operating, investing, and financing activities for the years ended December 31, 2007, 2006, and 2005, as well as the effect of exchange rates for those same years (in millions):

	As of December 31,
	2007	2006	2005
Net cash provided by (used in) operating activities	$ 230.7	$ (129.8)	$ (26.7)
Net cash provided by (used in) investing activities	1,184.5	61.9	(100.0)
Net cash used in financing activities	(1,436.6)	(69.8)	(148.4)
Effect of exchange rate changes on cash and cash
equivalents	0.1	0.1	(1.2)
Decrease in cash and cash equivalents	$ (21.3)	$ (137.6)	$ (276.3)

2007 Compared to 2006

Operating activities. Net cash provided by operating activities increased by $360.5 million from 2006 to 2007. This increase resulted from higher Net operating revenues and lower operating expenses year over year. Specifically, we experienced a $109.8 million reduction in Professional fees—accounting, tax, and legal from 2006 to 2007. In addition, we received a $440 million federal income tax recovery in October 2007 (see Note 17, Income Taxes, to our accompanying consolidated financial statements). Net cash provided by operating activities in 2007 and 2006 also included payments of approximately $171.4 million and $132.8 million, respectively, related to government, class action, and related settlements.

Investing activities. The increase in Net cash provided by investing activities from 2006 to 2007 was due to the cash proceeds received from the divestitures of our surgery centers, outpatient, and diagnostic divisions during 2007 (see Note 16, Assets Held for Sale and Results of Discontinued Operations, to our accompanying consolidated financial statements).

Financing activities. The increase in Net cash used in financing activities was due to the use of the net cash proceeds from the divestitures of our surgery centers, outpatient, and diagnostic divisions (see Note 16, Assets Held for Sale and Results of Discontinued Operations, to our accompanying consolidated financial statements), as well as the majority of our federal income tax recovery (see Note 17, Income Taxes, to our accompanying consolidated financial statements), to reduce debt outstanding under our Credit Agreement during 2007. During 2007, we made approximately $1.3 billion of net debt payments, while during 2006, we made approximately $246.3 million of net debt payments. Financing activities for 2006 also included approximately $387.4 million of net proceeds from the issuance of Convertible perpetual preferred stock (see Note 9, Convertible Perpetual Preferred Stock, to our accompanying consolidated financial statements).

2006 Compared to 2005

Operating activities. Net cash used in operating activities increased from 2005 to 2006 due to volume declines year over year, as discussed above. Net cash used in operating activities in 2006 and 2005 included payments of approximately $132.8 million and $165.4 million, respectively, related to government, class action, and related settlements.

Investing activities. Net cash provided by investing activities increased from 2005 to 2006 due primarily to a reduction in restricted cash and proceeds from asset disposals for facilities in discontinued operations. In prior years, the cash of certain partnerships in which we participate was restricted because one or more external partners requested, and we agreed, not to commingle the partnership’s cash with other corporate cash accounts. During 2006, we were able to eliminate many of these restrictions through discussions and negotiations with our external partners.

Financing activities. The decrease in Net cash used in financing activities from 2006 compared to 2005 was due to the recapitalization transactions and private offering of senior notes in 2006 (see Note 8, Long-term Debt, to our accompanying consolidated financial statements). As a result of these transactions, net payments on debt, increased by approximately $183.8 million for 2006. We also paid approximately $61.9 million more in debt issuance costs during 2006 over 2005 due to these transactions. These increased payments were offset by approximately $387.4 million in net proceeds from the issuance of Convertible perpetual preferred stock (see Note 9, Convertible Perpetual Preferred Stock, to our accompanying consolidated financial statements) in 2006. We also paid approximately $15.7 million in dividends on our Convertible perpetual preferred stock during 2006.

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

We use Adjusted Consolidated EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our Credit Agreement, which is discussed in more detail in Note 8, Long-term Debt, to our accompanying consolidated financial statements. These covenants are material terms of the Credit Agreement, and the Credit Agreement represents a substantial portion of our capitalization. Non-compliance with these financial covenants under our Credit Agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms as favorable to those in our existing Credit Agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted Consolidated EBITDA is critical to our assessment of our liquidity.

In general terms, the definition of Adjusted Consolidated EBITDA, per our Credit Agreement, allows us to add back to Adjusted Consolidated EBITDA all unusual non-cash items or non-recurring items. These items include, but may not be limited to, (1) amounts associated with government, class action, and related settlements, (2) fees, costs, and expenses related to our recapitalization transactions, (3) any losses from discontinued operations and closed locations, (4) charges in respect of professional fees for reconstruction and restatement of financial statements, including fees paid to outside professional firms for matters related to internal controls and legal fees for continued litigation defense and support matters discussed in Note 21, Contingencies and Other Commitments, to our accompanying consolidated financial statements, (5) compensation expenses recorded in accordance with FASB

Statement No. 123(R), (6) investment and other income (including interest income), and (7) fees associated with our divestiture activities. We reconcile Adjusted Consolidated EBITDA to Net income (loss).

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

Our Adjusted Consolidated EBITDA for the years ended December 31, 2007, 2006, and 2005 was as follows (in millions):

Reconciliation of Net Income (Loss) to Adjusted Consolidated EBITDA

	For the Year Ended December 31,
	2007	2006	2005
Net income (loss)	$ 653.4	$ (625.0)	$ (446.0)
(Income) loss from discontinued operations	(454.6)	88.0	59.4
Provision for income tax (benefit) expense	(322.4)	22.4	19.6
Loss on interest rate swap	30.4	10.5	–
Interest expense and amortization of debt discounts and fees	229.9	234.8	234.8
Loss on early extinguishment of debt	28.2	365.6	–
Government, class action, and related settlements	(2.8)	(4.8)	215.0
Net noncash loss on disposal of assets	5.9	6.4	11.6
Impairment charges	15.1	9.7	34.7
Depreciation and amortization	77.5	86.8	89.6
Professional fees—accounting, tax, and legal	51.6	161.4	169.1
Compensation expense under FASB Statement No. 123(R)	10.6	15.5	–
Restructuring activities under FASB Statement No. 146	0.1	0.3	–
Sarbanes-Oxley related costs	0.3	4.8	32.2
Adjusted Consolidated EBITDA	$ 323.2	$ 376.4	$ 420.0

After consummation of the divestitures discussed earlier in this Item, and in accordance with our Credit Agreement (including the March 2007 amendment to the Credit Agreement discussed in Note 8, Long-term Debt, to our accompanying consolidated financial statements), Adjusted Consolidated EBITDA is calculated to give effect to each divestiture, including adjustments for the allocation of corporate overhead to each divested division. Therefore, for purposes of covenant calculations reported to our lenders under the Credit Agreement, we add back a corporate overhead allocation for each divested division in the quarter in which the applicable transaction closes. However, while these allocations are additive to Adjusted Consolidated EBITDA under our Credit Agreement, these allocations are estimates and are not necessarily indicative of the Adjusted Consolidated EBITDA that would have resulted had the applicable divisions been divested as of the beginning of each period presented. Accordingly, they have not been added back to Net income (loss) in the table above and are not included in the above calculation of Adjusted Consolidated EBITDA. In addition, we are allowed to add other income, including interest income, to the calculation of Adjusted Consolidated EBITDA under our Credit Agreement. This includes the interest income associated with our federal income tax recovery, as discussed in Note 17, Income Taxes, to our accompanying consolidated financial statements. This amount has not been included in the above calculation, as it would not be indicative of our Adjusted Consolidated EBITDA for future periods.

Reconciliation of Adjusted Consolidated EBITDA to Net Cash Provided by (Used in) Operating Activities

	For the Year Ended December 31,
	2007	2006	2005
Adjusted Consolidated EBITDA	$ 323.2	$ 376.4	$ 420.0
Compensation expense under FASB Statement No. 123(R)	(10.6)	(15.5)	–
Sarbanes-Oxley related costs	(0.3)	(4.8)	(32.2)
Provision for doubtful accounts	34.4	45.6	32.4
Professional fees—accounting, tax, and legal	(51.6)	(161.4)	(169.1)
Interest expense and amortization of debt discounts and fees	(229.9)	(234.8)	(234.8)
(Gain) loss on sale of investments	(12.3)	1.2	(3.3)
Equity in net income of nonconsolidated affiliates	(10.3)	(8.7)	(12.3)
Minority interests in earnings of consolidated affiliates	31.4	26.3	41.7
Amortization of debt discounts and fees	7.8	18.3	38.9
Distributions from nonconsolidated affiliates	5.3	6.1	11.4
Stock-based compensation	7.7	12.1	–
Current portion of income tax benefit (expense)	330.4	(6.1)	(20.0)
Change in assets and liabilities	(7.9)	(141.3)	(70.8)
Change in government, class action, and related settlements liability	(171.4)	(132.8)	(165.4)
Other operating cash (used in) provided by discontinued operations	(16.3)	86.9	135.1
Other	1.1	2.7	1.7
Net Cash Provided by (Used in) Operating Activities	$ 230.7	$ (129.8)	$ (26.7)

Adjusted Consolidated EBITDA for the year ended December 31, 2007 included the gain on the sale of our investment in Source Medical, as discussed above. Adjusted Consolidated EBITDA for the year ended December 31, 2006 included the recovery of incentive bonuses from Mr. Scrushy, as discussed above. Adjusted Consolidated EBTIDA for the year ended December 31, 2005 included the bad debt recovery from Meadowbrook and the net gain on lease termination associated with our former Braintree and Woburn hospitals, as discussed above.

Adjusted Consolidated EBITDA decreased from 2006 to 2007 due primarily to the recovery from Mr. Scrushy recorded in 2006. The decrease in Adjusted Consolidated EBITDA from 2006 to 2007 was also due to higher Salaries and benefits and Other operating expenses, as discussed above. Adjusted Consolidated EBITDA decreased from 2005 to 2006 due to the decline in inpatient discharges we experienced year over year and the increase to our Provision for doubtful accounts, as discussed above.

Current Liquidity and Capital Resources

As of December 31, 2007, we had approximately $19.8 million in Cash and cash equivalents. This amount excludes approximately $63.6 million in restricted cash and $28.9 million of restricted marketable securities, which are assets whose use is restricted because of various obligations we have under lending agreements, partnership agreements, and other arrangements, primarily related to our captive insurance company. As of December 31, 2006, we had approximately $27.1 million in Cash and cash equivalents, $60.3 million in restricted cash, and $71.1 million of restricted marketable securities. See Note 1, Summary of Significant Accounting Policies, “Marketable Securities” to our accompanying consolidated financial statements.

As noted above and throughout this report, we used the net proceeds from our divestiture transactions and the majority of our federal income tax recovery to reduce our long-term debt during 2007. As of December 31, 2007 and 2006, our long-term debt consists of the following (excluding notes payable to banks and others and capital lease obligations) (in millions):

	December 31,
	2007	2006
Revolving credit facility	$ 75.0	$ 170.0
Term loan facility	862.8	2,039.8
Bonds payable	979.7	1,037.3
	$ 1,917.5	$ 3,247.1

The anticipated cash flows from the expected sale of our corporate campus and additional income tax recoveries will be used primarily to further reduce debt. However, no assurances can be given as to whether or when such cash flows will be received.

In March 2007, we amended our existing Credit Agreement (as defined in Note 8, Long-term Debt, to our accompanying consolidated financial statements) to lower the applicable interest rates and modify certain other covenants. The amendment and related supplement reduced the interest rate on our Term Loan Facility to LIBOR plus 2.5% (formerly LIBOR plus 3.25%), as well as reduced the applicable participation rate on the $100 million synthetic letter of credit facility to 2.5% (formerly 3.25%). The amendment also gave us the appropriate approvals for our divestiture activities.

Funding Commitments

We have scheduled principal payments of $68.3 million and $23.4 million in 2008 and 2009, respectively, related to long-term debt obligations. For additional information about our long-term debt obligations, see Note 8, Long-term Debt, to our accompanying consolidated financial statements.

During the year ended December 31, 2007, we made capital expenditures of approximately $39.4 million. The total amounts expected for capital expenditures and development efforts for 2008 approximate $50 million to $85 million. Actual amounts spent will be dependent upon the timing of development projects and receipt of the cash flows from the expected sale of our corporate campus and additional income tax refunds. These expenditures include IT initiatives, new business opportunities, and equipment upgrades and purchases. Approximately $40 million of this budgeted amount is non-discretionary.

For a discussion of risk factors related to our business and our industry, please see Item 1A, Risk Factors, of this report and Note 1, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements.

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

The following discussion addresses each of the above items for the Company.

We are secondarily liable for certain lease obligations associated with sold facilities, including the sale of our surgery centers, outpatient, and diagnostic divisions during 2007. Also, in connection with the closing of the transaction to sell our diagnostic division, HealthSouth remained as a guarantor of certain leases for properties and equipment and a guarantor to certain purchase and servicing contracts that were assigned to the buyer in connection with the sale.

As of December 31, 2007, we were secondarily liable for 184 such guarantees. The remaining terms of these guarantees range from 1 month to 219 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximates $131.1 million.

We have not recorded a liability for these guarantees, as we do not believe it is probable we will have to perform under these agreements. If we are required to perform under these guarantees, we could potentially have recourse against the purchaser for recovery of any amounts paid. In addition, the purchasers of our surgery centers, outpatient, and diagnostic divisions have agreed to seek releases from the lessors and vendors in favor of HealthSouth with respect to the guarantee obligations associated with these divestitures. To the extent the purchasers of these divisions are unable to obtain releases for HealthSouth, the purchasers have agreed to indemnify HealthSouth for damages incurred under the guarantee obligations, if any. For additional information regarding these guarantees, see Note 11, Guarantees, to our accompanying consolidated financial statements.

Also, as discussed in Note 20, Settlements, to our accompanying consolidated financial statements, our securities litigation settlement agreement requires us to indemnify the settling insurance carriers, to the extent permitted by law, for any amounts they are legally obligated to pay to any non-settling defendants. As of December 31, 2007, we have not recorded a liability regarding these indemnifications, as we do not believe it is probable we will have to perform under the indemnification portion of these settlement agreements, and any amount we would be required to pay is not estimable at this time.

As of December 31, 2007, we do not have any retained or contingent interest in assets as defined above.

As of December 31, 2007, we hold one derivative financial instrument, as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In March 2006, we entered into an interest rate swap related to our Credit Agreement, as discussed in Note 8, Long-term Debt, to our accompanying consolidated financial statements.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2007, we are not involved in any unconsolidated SPE transactions.

Contractual Obligations

Our consolidated contractual obligations as of December 31, 2007 are as follows (in millions):

	Total	2008	2009 – 2010	2011 – 2012	2013 and Thereafter
Long-term debt obligations:
Long-term debt excluding
revolving credit facility and
capital lease obligations (a)	$ 1,859.5	$ 54.4	$ 21.4	$ 19.6	$ 1,764.1
Revolving credit facility	75.0	–	–	75.0	–
Interest on long-term debt (b)	1,164.3	179.5	350.8	342.7	291.3
Capital lease obligations (c)	148.2	21.4	39.1	30.9	56.8
Operating lease obligations (d)(e)	233.7	36.2	56.6	36.5	104.4
Purchase obligations (e)(f)	55.9	15.6	36.0	2.2	2.1
Other long-term liabilities (g)	6.0	1.9	1.1	0.4	2.6
Total	$ 3,542.6	$ 309.0	$ 505.0	$ 507.3	$ 2,221.3

(a)

Included in long-term debt are amounts owed on our bonds payable and notes payable to banks and others. These borrowings are further explained in Note 8, Long-term Debt, to our accompanying consolidated financial statements.

(b)

Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of December 31, 2007. Interest related to capital lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations. Amounts also exclude the impact of our interest rate swap.

(c)	Amounts include interest portion of future minimum capital lease payments.

(d)

We lease many of our hospitals as well as other property and equipment under operating leases in the normal course of business. Some of our hospital leases require percentage rentals on patient revenues above specified minimums and contain escalation clauses. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 5, Property and Equipment, to our accompanying consolidated financial statements.

(e)	Future operating lease obligations and purchase obligations are not recognized in our consolidated balance sheet.

(f)

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HealthSouth and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Our purchase obligations primarily relate to software licensing and support, medical supplies, certain equipment, and telecommunications.

(g)

Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: medical malpractice and workers’ compensation risks, deferred income taxes, and our estimated liability for unsettled litigation. For more information, see Note 1, Summary of Significant Accounting Policies, “Self-Insured Risks,” Note 17, Income Taxes, and Note 21, Contingencies and Other Commitments, to our accompanying consolidated financial statements. Also, as discussed in Note 17, Income Taxes, to our accompanying consolidated financial statements, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. At December 31, 2007, we had approximately $138.2 million of total gross unrecognized tax benefits. In addition, we had an accrual for related interest income of $19.5 million as of December 31, 2007. We continue to actively pursue the maximization of our remaining income tax refund claims. The process of resolving these tax matters with the applicable taxing authorities will continue throughout 2008, and will likely extend into 2009. At this time, we cannot estimate a range of the reasonably possible change that may occur.

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

We accrued an estimate of these legal fees as of December 31, 2005 and 2004, which was included in Professional fees—accounting, tax, and legal in our consolidated statements of operations for the years ended December 31, 2005 and 2004 and Other current liabilities in our consolidated balance sheets as of December 31, 2005 and 2004 in connection with the arbitration demand. Based on the arbitrator’s ruling, we may have an obligation to indemnify Mr. Scrushy for certain costs associated with ongoing litigation. As of December 31, 2007 and 2006, an estimate of these legal fees is included in Other current liabilities in our consolidated balance sheets.

In addition, in connection with the divestitures of our surgery centers, outpatient, and diagnostic divisions, we have certain post-closing indemnification obligations to the respective purchasers. These indemnification obligations arose from liabilities not assumed by the purchasers, such as certain types of litigation, any breach by us of the purchase agreements, liabilities associated with assets that were excluded from the divestitures, and other types of liabilities that are customary in transactions of these types.

Critical Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with GAAP. In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgment that affects the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors we believe to be relevant at the time we prepared our consolidated financial statements. On a regular basis, we review the accounting policies, assumptions, estimates, and judgments to ensure our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Revenue Recognition

We recognize net patient service revenues in the reporting period in which we perform the service based on our current billing rates (i.e., gross charges), less actual adjustments and estimated discounts for contractual allowances (principally for patients covered by Medicare, Medicaid, and managed care and other health plans). We record gross service charges in our accounting records on an accrual basis using our established rates for the type of service provided to the patient. We recognize an estimated contractual allowance to reduce gross patient charges to the amount we estimate we will actually realize for the service rendered based upon previously agreed to rates with a payor. Our patient accounting system calculates contractual allowances on a patient-by-patient basis based on the rates in effect for each primary third-party payor. Other factors that are considered and could further influence the level of our reserves include the patient’s total length of stay for in-house patients, the proportion of patients with secondary insurance coverage and the level of reimbursement under that secondary coverage, and the amount of charges that will be disallowed by payors. Such additional factors are assumed to remain consistent with the experience for patients discharged in similar time periods for the same payor classes, and additional reserves are provided to account for these factors, accordingly. Payors include federal and state agencies, including Medicare and Medicaid, managed care health plans, commercial insurance companies, employers, and patients.

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

Due to complexities involved in determining amounts ultimately due under reimbursement arrangements with third-party payors, which are often subject to interpretation, we may receive reimbursement for health care services authorized and provided that is different from our estimates, and such differences could be material. However, we continually review the amounts actually collected in subsequent periods in order to determine the amounts by which our estimates differed. Historically, such differences have not been material from either a quantitative or qualitative perspective.

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

We estimate our allowance for doubtful accounts based on the aging of our accounts receivable, our historical collection experience for each type of payor, and other relevant factors so that the remaining receivables, net of allowances, are reflected at their estimated net realizable values. Accounts requiring collection efforts are reviewed each 30 days via system-generated work queues that automatically stage accounts requiring collection efforts for patient account representatives. Collection efforts include contacting the applicable party (both in writing and by telephone), providing information (both financial and clinical) to allow for payment or to overturn payor decisions to deny payment, and arranging payment plans with self-pay patients, among other techniques. When we determine that all in-house efforts have been exhausted or that it is a more prudent use of resources, accounts may be turned over to a collection agency. Accounts are written off after all collection efforts (internal and external) have been exhausted.

If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material. However, we continually review the amounts actually collected in subsequent periods in order to determine the amounts by which our estimates differed. Historically, such differences have not been material from either a quantitative or qualitative perspective. Adverse changes in general economic conditions, business office operations, payor mix, or trends in federal or state governmental and private employer health care coverage could affect our collection of accounts receivable, financial position, results of operations, and cash flows.

The table below shows a summary aging of our net accounts receivable balance as of December 31, 2007 and 2006. Information on the concentration of total patient accounts receivable by payor class can be found in Note 1, Summary of Significant Accounting Policies, “Accounts Receivable,” to our accompanying consolidated financial statements.

	As of December 31,
	2007	2006
	(In Millions)
0 – 30 Days	$ 154.8	$ 150.1
31 – 60 Days	25.4	25.2
61 – 90 Days	13.5	14.2
91 – 120 Days	6.7	8.4
120 + Days	17.0	15.2
Patient accounts receivable	217.4	213.1
Non-patient accounts receivable	2.8	0.8
Accounts receivable, net	$ 220.2	$ 213.9

Self-Insured Risks

We are self-insured for certain losses related to professional liability, general liability, and workers’ compensation risks. Although we obtain third-party insurance coverage to limit our exposure to these claims, a substantial portion of our professional liability and workers’ compensation risks are insured through a wholly owned insurance subsidiary. Obligations covered by reinsurance contracts remain on the balance sheet as the subsidiary remains liable to the extent reinsurers do not meet their obligations. Our reserves and provisions for professional liability and workers’ compensation risks are based upon actuarially determined estimates calculated by third-party actuaries. The actuaries consider a number of factors, including historical claims experience, exposure data, loss development, and geography.

Periodically, management reviews its assumptions and the valuations provided by third-party actuaries to determine the adequacy of our self-insured liabilities. Changes to the estimated reserve amounts are included in current operating results. All reserves are undiscounted.

Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. The reserves for professional liability risks cover approximately 1,000 individual claims as of December 31, 2007 and estimates for potential unreported claims.

The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. The estimation of the timing of payments beyond a year can vary significantly.

Due to the considerable variability that is inherent in such estimates, there can be no assurance the ultimate liability will not exceed management’s estimates. If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.

Long-lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate the carrying value of the assets contained in our financial statements may not be recoverable. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated over the remaining useful life of the asset. Restoration of a previously recognized impairment loss is prohibited.

Our impairment loss calculations require management to apply judgment in estimating future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that represents the risk inherent in future cash flows. Using the impairment review methodology described herein, we recorded long-lived asset impairment charges of approximately $15.1 million during the year ended December 31, 2007. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material to our results of operations.

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

Our other intangible assets consist of acquired certificates of need, licenses, and noncompete agreements. We amortize these assets over periods ranging from 3 to 30 years. As of December 31, 2007, we do not have any intangible assets with indefinite useful lives. We continue to review the carrying values of amortizable intangible assets whenever facts and circumstances change in a manner that indicates their carrying values may not be recoverable.

We determine the fair value of our reporting unit using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies.

We performed our annual testing for goodwill impairment as of October 1, 2007, using the methodology described herein, and determined no goodwill impairment existed. If actual results are not consistent with our assumptions and estimates, we may be exposed to additional goodwill impairment charges. The carrying value of goodwill as of December 31, 2007 approximated $406.1 million.

Share-Based Payments

FASB Statement No. 123(R) requires all share-based payments, including grants of stock options, to be recognized in the financial statements based on their grant-date fair value. For the majority of our share-based awards, the fair value is estimated at the date of grant using a Black-Scholes option pricing model with weighted-average assumptions for the activity under our stock plans. We use a lattice model for restricted stock that vests upon the achievement of a market condition and a service condition. However, these amounts are not material to our financial position, results of operations, or cash flows.

Option pricing model assumptions such as expected term, expected volatility, risk-free interest rate, and expected dividends, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation expense recorded in each year. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on or determined from external data and other assumptions may be derived from our historical experience with share-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment based on relevant facts and circumstances.

We estimate our expected term through an analysis of actual, historical post-vesting exercise, cancellation, and expiration behavior by our employees and projected post-vesting activity of outstanding options. We currently calculate volatility based on the historical volatility of our common stock over the period commensurate with the expected life of the options, excluding a distinct period of extreme volatility between 2002 and 2003. The risk-free interest rate is the implied daily yield currently available on U.S. Treasury issues with a remaining term closely approximating the expected term used as the input to the Black-Scholes option pricing model. We have never paid cash dividends on our common stock, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Therefore, we do not include a dividend payment as part of our pricing model. We estimate forfeitures through an analysis of actual, historical pre-vesting option forfeiture activity.

If actual results are not consistent with our assumptions and estimates, we may be exposed to expense adjustments that could be material to our results of operations.

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

We adopted FASB Interpretation No. 48 on January 1, 2007. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in our consolidated financial statements.

The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors. A high degree of judgment is required to determine the extent that valuation allowances should be provided against deferred tax assets. We have provided valuation allowances at December 31, 2007 aggregating $1.1 billion against such assets based on our current assessment of future operating results and other factors.

As discussed in Note 17, Income Taxes, to our accompanying consolidated financial statements, during 2007, we settled all federal income tax issues outstanding with the IRS for the tax years 1996 through 1999, and we received an approximate $440 million income tax refund, including associated interest. We continue to actively pursue the maximization of our remaining income tax refund claims through the preparation and filing of amended federal and state income tax returns. The actual amount of the refunds will not be finally determined until all of the applicable taxing authorities have completed their review. Although management believes its estimates and judgments related to these claims are reasonable, depending on the ultimate resolution of these tax matters, actual amounts recovered could differ from management’s estimates, and such differences could be material.

Assessment of Loss Contingencies

We have legal and other contingencies that could result in significant losses upon the ultimate resolution of such contingencies. We have provided for losses in situations where we have concluded it is probable a loss has been or will be incurred and the amount of the loss is reasonably estimable. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in determining the likelihood of future events and estimating the financial statement impact of such events. If further developments or resolution of a contingent matter are not consistent with our assumptions and judgments, we may need to recognize a significant charge in a future period related to an existing contingent matter.

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The changes to current practice resulting from the application of FASB Statement No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FASB Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of FASB Statement No. 157 should be applied prospectively as of the beginning of the fiscal year of adoption, with exceptions for certain financial instruments listed in the Statement. We will adopt the provisions of FASB Statement No. 157 on January 1, 2008. The adoption of the Statement will result only in additional disclosures in our interim and annual reports beginning with the first quarter of 2008. No impact is expected on our consolidated financial position, results of operations, or cash flows.

In February 2008, the FASB issued two Staff Positions that amended FASB Statement No. 157. FASB Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, amended FASB Statement No. 157 to exclude FASB Statement No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions. FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, delayed the effective date of FASB Statement No. 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The issuance of these two Staff Positions did not change our above conclusions regarding the impact of FASB Statement No. 157 on our consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of the new standard is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The new standard establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires companies to provide additional information that will help investors and other users of financial statements more easily understand the effect of a company’s choice to use fair value on its earnings. The Statement also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. FASB Statement No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157 and FASB Statement No. 107.

FASB Statement No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We did not elect the fair value option of FASB Statement No. 159 on January 1, 2008. Therefore, the Statement will have no impact on our consolidated financial position, results of operations, or cash flows.

In December 2007, the FASB issued FASB Statement No. 141(Revised 2007), Business Combinations. FASB Statement No. 141(R) contains significant changes in the accounting for and reporting of business acquisitions, and it continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. It changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Further, certain of the changes will introduce more volatility into earnings and thus may impact a company’s acquisition strategy. In addition, FASB Statement No. 141(R) will impact the annual goodwill impairment test associated with acquisitions that close both before and after the effective date of the new standard. FASB Statement No. 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first annual reporting period beginning on or after December 15, 2008, or January 1, 2009 for HealthSouth. We have not begun evaluating the potential impact, if any, the adoption of FASB Statement No. 141(R) could have on our consolidated financial position, results of operations, and cash flows.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. FASB Statement No. 160 establishes accounting and reporting standards for minority interests (recharacterized as noncontrolling interests and classified as a component of equity) and for the deconsolidation of a subsidiary. FASB Statement No. 160 is effective for fiscal years beginning on or after December 15, 2008, or January 1, 2009 for HealthSouth. The Statement is to be applied prospectively, however the presentation and disclosure requirements of the Statement will need to be applied retrospectively for all periods presented. At this time, we have not completed our evaluation of the impact the adoption of FASB Statement No. 160 will have on our consolidated financial position, results of operations, and cash flows. However, at a minimum, it will change the way in which we account for and report our minority interests.

We do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

For additional information regarding recent account pronouncements, see Note 1, Summary of Significant Policies, to our accompanying consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is to changes in interest rates on our long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on these items.

Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net market value of our fixed rate debt but has no impact on interest expense or cash flows. Interest rate changes on variable rate debt impacts our interest expense and cash flows, but does not impact the net fair value of the underlying debt instruments. Our fixed and variable rate debt as of December 31, 2007 is shown in the following table:

	As of December 31, 2007
	Carrying Amount	% of Total	Estimated Fair Value	% of Total
	(In Millions)
Fixed Rate Debt	$ 604.7	31.5%	$ 624.6	32.8%
Variable Rate Debt	1,312.8	68.5%	1,277.7	67.2%
Total long-term debt	$ 1,917.5	100.0%	$ 1,902.3	100.0%

As discussed in more detail in Note 8, Long-term Debt, to our accompanying consolidated financial statements, in March 2006, we entered into an interest rate swap to effectively convert the floating rate of a portion of our Credit Agreement to a fixed rate in order to limit our exposure to variability in interest payments caused by changes in LIBOR. Under the interest rate swap agreement, we pay a fixed rate of 5.2% on $1.1 billion of variable rate debt, while the counterparties to the interest rate swap agreement pay a floating rate based on 3-month LIBOR. As of December 31, 2007, the fair market value of our interest rate swap approximated ($43.2) million.

Per the underlying swap agreement, the notional amount of our interest rate swap was scheduled to be reduced from $1.9 billion to $1.1 billion in March 2008. However, during 2007, we used the net proceeds from the divestitures of our surgery centers, outpatient, and diagnostic divisions, as well as the majority of the federal income tax refunds received from the Internal Revenue Service (See Note 8, Long-term Debt, to our accompanying consolidated financial statements) to reduce debt outstanding under our Credit Agreement. Due to these pre-payments, as well as current market conditions, we decreased the notional amount of our interest rate swap to $1.1 billion in October 2007. Fees associated with this transaction were not material to our results of operations, financial position, or cash flows.

Based on the variable rate of our debt as of December 31, 2007 and inclusive of the impact of the conversion of $1.1 billion of variable rate interest to a fixed rate via an interest rate swap, as discussed above, a 1% increase in interest rates would result in an additional $1.9 million in interest expense per year, while a 1% decrease in interest rates would reduce interest expense by $1.9 million per year. A 1% increase in interest rates would result in an approximate $28.6 million decrease in the estimated net fair value of our fixed rate debt, and a 1% decrease in interest rates would result in an approximate $30.3 million increase in its estimated net fair value.

If LIBOR continues to decrease as it has early in 2008, our interest payments will decrease. However, the vast majority of these reduced interest payments will be offset by net settlement payments on our interest rate swap, which are included in the line item Loss on interest rate swap in our consolidated statements of operations.

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

Item 9.	Changes in and Disagreements with Accountants and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on its financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

As of December 31, 2006, management identified a material weakness in its accounting for income taxes that was remediated as of December 31, 2007. Specifically, during the fourth quarter of 2007, the Company implemented controls to review and monitor the accuracy of the components of the income tax provision calculations and related deferred income taxes and income taxes receivable, and to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to reconcile the deferred income tax balances.

Item 9B.	Other Information

In September 2007, the base term of the employment agreement for John L. Workman, Executive Vice President and Chief Financial Officer of the Company, expired. HealthSouth and Mr. Workman entered into an employment arrangement intended to be in place through December 2010, whereby the Company granted Mr. Workman 5,386 shares of performance-based restricted stock as of December 20, 2007. The restricted stock will vest September 20, 2010, provided (1) Mr. Workman is employed by the Company on such date, and (2) the Company’s stock has reached a closing price of $24.00 per share for a period of at least 20 consecutive days during the term of the restrictions. Mr. Workman’s annual salary under this arrangement is subject to review and adjustment on an annual basis. He is also eligible to participate in the Company’s executive change-in-control and severance plans.

Additionally, in consideration of their efforts with, and success in, completing the Company’s divestitures, restricted stock was awarded to Jay Grinney, Chief Executive Officer, John P. Whittington, Executive Vice President, Secretary, and General Counsel, and Mr. Workman in the amounts of 46,833 shares, 19,710 shares, and 22,363 shares, respectively, as closing bonuses in 2007. These shares will vest in their entirety on the first anniversary of those awards, provided those individuals continue to be employed by HealthSouth. These closing bonuses were one-time-only, transaction-specific awards that are not part of these officers’ ongoing direct compensation.

PART III

We expect to file a definitive proxy statement relating to our 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) with the United States Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2008 Proxy Statement that specifically address disclosure requirements of Items 10-14 below are incorporated by reference.

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 is hereby incorporated by reference from our 2008 Proxy Statement under the captions “Proposal 1 –Election of Directors,” “Corporate Governance and Board Structure,” “Certain Relationships and Related Transactions,” “Security Ownership of Certain Beneficial Owners and Management,” “Executive Officers,” and “Code of Ethics.”

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2008 Proxy Statement under the captions “Executive Compensation” and “Compensation of Directors.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2008 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 is hereby incorporated by reference from our 2008 Proxy Statement under the caption “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2008 Proxy Statement under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

See the accompanying index on page F-1 for a list of financial statements filed as part of this report.

Financial Statement Schedules

None.

Exhibits

The exhibits required by Regulation S-K are set forth in the following list and are file by attachment to this annual report unless otherwise noted.

No.	Description
2.1

Stock Purchase Agreement, dated January 27, 2007, by and between HealthSouth Corporation and Select Medical Systems (incorporated by reference to Exhibit 2.1 to HealthSouth’s Current Report on Form 8-K filed on January 30, 2007).

2.2

Letter Agreement, dated May 1, 2007 by and between HealthSouth Corporation and Select Medical Corporation (incorporated by reference to Exhibit 2.3 to HealthSouth’s Quarterly Report on 10-Q filed on May 9, 2007).

2.3

Amended and Restated Stock Purchase Agreement dated as of March 25, 2007, by and between HealthSouth Corporation and ASC Acquisition LLC (incorporated by reference to Exhibit 2.1 to HealthSouth’s Quarterly Report on 10-Q filed on August 8, 2007).

2.4	Stock Purchase Agreement, dated April 19, 2007, by and between HealthSouth Corporation and Diagnostic Health Holdings, Inc.
3.1	Restated Certificate of Incorporation of HealthSouth Corporation, as filed in the Office of the Secretary of State of the State of Delaware on May 21, 1998.*
3.2

Certificate of Amendment to the Restated Certificate of Incorporation of HealthSouth Corporation, as filed in the Office of the Secretary of State of the State of Delaware on October 25, 2006 (incorporated by reference to Exhibit 3.1 to HealthSouth’s Current Report on Form 8-K filed on October 31, 2006).

3.3

Amended and Restated By-Laws of HealthSouth Corporation, effective as of September 21, 2006, as amended on February 28, 2007 and November 1, 2007 (incorporated by reference to Exhibit 3.3 to HealthSouth’s Quarterly Report on Form 10-Q filed on November 6, 2007).

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

10.11

Amended Class Action Settlement Agreement, dated July 25, 2005, with representatives of the plaintiff class relating to the action consolidated on July 2, 2003, captioned In Re HealthSouth Corp. ERISA Litigation, No. CV-03-BE-1700 (N.D. Ala.).*

10.12.1	HealthSouth Corporation Amended and Restated 2004 Director Incentive Plan.** +
10.12.2	Form of Restricted Stock Unit Agreement (Amended and Restated 2004 Director Incentive Plan).** +
10.13	HealthSouth Corporation Change in Control Benefits Plan (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K filed November 14, 2005).** +
10.14	HealthSouth Corporation Amended and Restated 1993 Consultants Stock Option Plan.*
10.15.1	HealthSouth Corporation 1995 Stock Option Plan, as amended.* +
10.15.2	Form of Non-Qualified Stock Option Agreement (1995 Stock Option Plan).* +
10.16.1	HealthSouth Corporation 1997 Stock Option Plan.* +
10.16.2	Form of Non-Qualified Stock Option Agreement (1997 Stock Option Plan).* +
10.17.1	HealthSouth Corporation 1998 Restricted Stock Plan.* +
10.17.2	Form of Restricted Stock Agreement (1998 Restricted Stock Plan).* +
10.18	HealthSouth 1999 Exchange Stock Option Plan. *+
10.19.1	HealthSouth Corporation 2002 Non-Executive Stock Option Plan.* +
10.19.2	Form of Non-Qualified Stock Option Agreement (2002 Non-Executive Stock Option Plan).* +
10.20	HealthSouth Corporation Executive Deferred Compensation Plan.* +
10.21	HealthSouth Corporation Employee Stock Benefit Plan, as amended.* +
10.22	HealthSouth Corporation Amended and Restated Executive Severance Plan. +
10.23

Letter of Understanding, dated as of October 31, 2007, between HealthSouth Corporation and Jay Grinney (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on November 6, 2007). +

10.24	Form of Indemnity Agreement entered into between HealthSouth Corporation and the directors of HealthSouth.* +
10.25	Form of letter agreement with former directors.* +

10.26	Written description of Senior Management Bonus Program (incorporated by reference to Item 1.01 to HealthSouth’s Current Report on Form 8-K filed on April 11, 2005).+
10.27.1	Written description of HealthSouth Corporation Key Executive Incentive Program (incorporated by reference to Item 1.01 to HealthSouth’s Current Report on Form 8-K filed on November 21, 2005).+
10.27.2	Form of Key Executive Incentive Award Agreement (Key Executive Incentive Program).** +
10.28	HealthSouth Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K, filed on November 21, 2005).+
10.29	Form of Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan).**+
10.30

Written description of amendment to Annual Compensation to non-employee directors of HealthSouth Corporation (incorporated by reference to Item 1.01 to HealthSouth’s Current Report on Form 8-K filed on February 27, 2006).+

10.31

Settlement Agreement, dated as of December 30, 2004, by and among HealthSouth Corporation, the United States of America, acting through the entities named therein and certain other parties named therein (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on January 5, 2005).

10.32

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

10.33

Corporate Integrity Agreement, dated as of December 30, 2004, by and among the Office of Inspector General of the Department of Health and Human Services and HealthSouth Corporation (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on January 5, 2005).

10.34	Securities Purchase Agreement, dated February 28, 2006, between HealthSouth and the purchasers party thereto re: the sale of 400,000 shares of 6.50% Series A Convertible Perpetual Preferred Stock.**
10.35.1

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

10.35.2

Amendment No. 1 dated as of March 1, 2007 to the Credit Agreement dated as of March 10, 2006 among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other parties thereto (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K filed on March 14, 2007).

10.35.3

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

10.36

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
10.37.2

Amended and Restated Asset Purchase Agreement, dated as of December 31, 2005, by and among HealthSouth Corporation, HealthSouth Medical Center, Inc., and The Board of Trustees of The University of Alabama.**

10.38

Partial Final Judgment And Order of Dismissal With Prejudice of In re: HealthSouth Corporation Securities Litigation, dated as of January 11, 2007 (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K filed on January 12, 2007).

10.39

Order and Final Judgment Pursuant To A.R.C.P. Rule 54(b) Approving Pro Tanto Settlement With Certain Defendants, dated as of January 11, 2007 (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K filed on January 12, 2007).

12	Computation of Ratios.
21	Subsidiaries of HealthSouth Corporation.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: February 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JAY GRINNEY Jay Grinney	President and Chief Executive Officer and Director	February 26, 2008

/s/ JOHN L. WORKMAN John L. Workman	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	February 26, 2008

JON F. HANSON* Jon F. Hanson	Chairman of the Board of Directors	February 26, 2008

EDWARD L. BLECHSCHMIDT* Edward A. Blechschmidt	Director	February 26, 2008

JOHN W. CHIDSEY* John W. Chidsey	Director	February 26, 2008

DONALD L. CORRELL* Donald L. Correll	Director	February 26, 2008

YVONNE M. CURL* Yvonne M. Curl	Director	February 26, 2008

CHARLES M. ELSON* Charles M. Elson	Director	February 26, 2008

LEO I. HIGDON, JR.* Leo I. Higdon, Jr.	Director	February 26, 2008

JOHN E. MAUPIN, JR.* John E. Maupin, Jr.	Director	February 26, 2008

L. EDWARD SHAW, JR.* L. Edward Shaw, Jr.	Director	February 26, 2008

*By:	/s/ JOHN P. WHITTINGTON
John P. Whittington
Attorney-in-Fact

Item 15.	Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated balance sheets as of December 31, 2007 and 2006	F-3
Consolidated statements of operations for each of the years in the three year period ended December 31, 2007	F-5
Consolidated statements of shareholders’ deficit and comprehensive income (loss) for each of the years in the three year period ended December 31, 2007	F-6
Consolidated statements of cash flows for each of the years in the three year period ended December 31, 2007	F-8
Notes to consolidated financial statements	F-11

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

HealthSouth Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ deficit and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of HealthSouth Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006 and the manner in which it accounts for uncertain tax positions in 2007.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Birmingham, Alabama

February 26, 2008

HealthSouth Corporation and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
	2007	2006
	(In Millions)
Assets
Current assets:
Cash and cash and equivalents	$ 19.8	$ 27.1
Restricted cash	63.6	60.3
Current portion of restricted marketable securities	28.9	37.5
Accounts receivable, net of allowance for doubtful accounts of $37.8
in 2007; $35.3 in 2006	220.2	213.9
Prepaid expenses	24.9	35.4
Other current assets	33.8	42.6
Insurance recoveries receivable	230.0	230.0
Current assets held for sale	16.2	233.5
Total current assets	637.4	880.3
Property and equipment, net	744.4	810.5
Goodwill	406.1	406.1
Intangible assets, net	26.1	30.4
Investment in and advances to nonconsolidated affiliates	42.7	37.7
Assets held for sale	63.2	834.4
Income tax refund receivable	52.5	218.8
Other long-term assets	78.2	142.6
Total assets	$ 2,050.6	$ 3,360.8

(Continued)

HealthSouth Corporation and Subsidiaries

Consolidated Balance Sheets (Continued)

	As of December 31,
	2007	2006
	(In Millions, Except Share Data)
Liabilities and Shareholders’ Deficit
Current liabilities
Current portion of long-term debt	$ 68.3	$ 33.6
Checks issued in excess of bank balance	11.4	2.7
Accounts payable	49.1	66.9
Accrued payroll	81.9	87.2
Accrued interest payable	11.3	49.7
Refunds due patients and other third-party payors	51.3	92.3
Other current liabilities	209.6	220.0
Government, class action, and related settlements	400.7	570.6
Current liabilities held for sale	86.9	138.6
Total current liabilities	970.5	1,261.6
Long-term debt, net of current portion	1,974.4	3,343.1
Self-insured risks	125.9	148.6
Deferred income tax liabilities	29.8	80.0
Liabilities held for sale	4.2	40.6
Other long-term liabilities	15.7	13.0
	3,120.5	4,886.9
Commitments and contingencies
Minority interest in equity of consolidated affiliates	97.2	271.1
Convertible perpetual preferred stock, $.10 par value; 1,500,000 shares authorized; 400,000 issued in 2007 and 2006; liquidation preference of
$1,000 per share	387.4	387.4
Shareholders’ deficit:
Common stock, $.01 par value; 200,000,000 shares authorized; issued:
87,514,378 in 2007 and 87,999,513 in 2006	0.9	0.9
Capital in excess of par value	2,820.4	2,849.5
Accumulated deficit	(4,064.6)	(4,713.8)
Accumulated other comprehensive (loss) income	(0.8)	1.6
Treasury stock, at cost (8,801,665 in 2007 and 9,320,001 in 2006)	(310.4)	(322.7)
Notes receivable from shareholders, officers, and management
employees	–	(0.1)
Total shareholders’ deficit	(1,554.5)	(2,184.6)
Total liabilities and shareholders’ deficit	$ 2,050.6	$ 3,360.8

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2007	2006	2005
	(In Millions, Except Per Share Data)
Net operating revenues	$ 1,752.5	$ 1,711.6	$ 1,750.9
Operating expenses:
Salaries and benefits	869.1	824.4	811.9
Other operating expenses	243.3	225.5	257.8
General and administrative expenses	134.8	144.5	171.7
Supplies	100.7	100.9	102.6
Depreciation and amortization	77.5	86.8	89.6
Impairment of long-lived assets	15.1	9.7	34.7
Recovery of amounts due from Richard M. Scrushy	–	(47.8)	–
Recovery of amounts due from Meadowbrook	–	–	(37.9)
Occupancy costs	52.4	54.5	11.7
Provision for doubtful accounts	34.4	45.6	32.4
Loss on disposal of assets	5.9	6.4	11.6
Government, class action, and related settlements	(2.8)	(4.8)	215.0
Professional fees—accounting, tax, and legal	51.6	161.4	169.1
Total operating expenses	1,582.0	1,607.1	1,870.2
Loss on early extinguishment of debt	28.2	365.6	–
Interest expense and amortization of debt discounts and fees	229.9	234.8	234.8
Other income	(15.5)	(9.4)	(16.5)
Loss on interest rate swap	30.4	10.5	–
Equity in net income of nonconsolidated affiliates	(10.3)	(8.7)	(12.3)
Minority interests in earnings of consolidated affiliates	31.4	26.3	41.7
Loss from continuing operations before income tax (benefit) expense	(123.6)	(514.6)	(367.0)
Provision for income tax (benefit) expense	(322.4)	22.4	19.6
Income (loss) from continuing operations	198.8	(537.0)	(386.6)
Income (loss) from discontinued operations, net of income tax benefit (expense)	454.6	(88.0)	(59.4)
Net income (loss)	653.4	(625.0)	(446.0)
Convertible perpetual preferred stock dividends	(26.0)	(22.2)	–
Net income (loss) available to common shareholders	$ 627.4	$ (647.2)	$ (446.0)
Weighted average common shares outstanding:
Basic	78.7	79.5	79.3
Diluted	92.0	90.3	79.6
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations available to common
shareholders	$ 2.20	$ (7.03)	$ (4.87)
Income (loss) from discontinued operations, net of income
tax benefit (expense)	5.77	(1.11)	(0.75)
Net income (loss) per share available to common shareholders	$ 7.97	$ (8.14)	$ (5.62)
Diluted:
Income (loss) from continuing operations available to common
shareholders	$ 2.16	$ (7.03)	$ (4.87)
Income (loss) from discontinued operations, net of income
tax benefit (expense)	4.94	(1.11)	(0.75)
Net income (loss) per share available to common shareholders	$ 7.10	$ (8.14)	$ (5.62)

The accompanying notes to consolidated financial statements are an integral part of these statements.

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Deficit and Comprehensive Income (Loss)

	For the Year Ended December 31,
	2007	2006	2005
	(In Millions)
NUMBER OF PREFERRED SHARES OUTSTANDING
Balance at beginning of year	0.4	–	–
Issuance of convertible perpetual preferred stock	–	0.4	–
Balance at end of year	0.4	0.4	–

CONVERTIBLE PERPETUAL PREFERRED STOCK
Balance at beginning of year	$ 387.4	$ –	$ –
Issuance of convertible perpetual preferred stock	–	400.0	–
Preferred stock issuance costs	–	(12.6)	–
Balance at end of year	$ 387.4	$ 387.4	$ –

NUMBER OF COMMON SHARES OUTSTANDING
Balance at beginning of year	78.7	79.5	79.3
Fractional share adjustment for reverse stock split	–	(0.2)	–
Receipt of treasury stock	(0.3)	(0.7)	–
Issuance of restricted stock	0.3	0.1	0.2
Balance at end of year	78.7	78.7	79.5

COMMON STOCK
Balance at beginning of year	$ 0.9	$ 0.9	$ 0.9
Fractional share adjustment for reverse stock split	–	–	–
Restricted stock and other plans, less cancellations	–	–	–
Balance at end of year	$ 0.9	$ 0.9	$ 0.9

CAPITAL IN EXCESS OF PAR VALUE
Balance at beginning of year	$ 2,849.5	$ 2,855.4	$ 2,854.1
Dividends declared on convertible perpetual preferred stock	(26.0)	(22.2)	–
Stock issued to employees exercising stock options	0.5	–	0.1
Stock-based compensation	7.7	12.1	–
Reissuance of treasury stock	–	–	(0.8)
Restricted stock and other plans, less cancellations	2.3	0.8	–
Amortization of restricted stock	1.2	3.4	2.0
Retirement of treasury stock	(14.8)	–	–
Balance at end of year	$ 2,820.4	$ 2,849.5	$ 2,855.4

(Continued)

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Deficit and Comprehensive Income (Loss) (Continued)

	For the Year Ended December 31,
	2007	2006	2005
	(In Millions)
ACCUMULATED DEFICIT
Balance at beginning of year	$(4,713.8)	$(4,088.8)	$(3,642.8)
Net income (loss)	653.4	(625.0)	(446.0)
Adoption of FASB Interpretation No. 48	(4.2)	–	–
Balance at end of year	$(4,064.6)	$(4,713.8)	$(4,088.8)

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance at beginning of year	$ 1.6	$ (0.9)	$ 0.3
Net foreign currency translation, net of income tax expense	0.1	0.1	(1.2)
Net change in unrealized gain on available-for-sale securities, net
of income tax expense	(2.5)	2.4	–
Net other comprehensive income (loss) adjustments	(2.4)	2.5	(1.2)
Balance at end of year	$ (0.8)	$ 1.6	$ (0.9)

TREASURY STOCK
Balance at beginning of year	$ (322.7)	$ (307.1)	$ (307.9)
Receipt of treasury stock	(2.5)	(15.6)	–
Reissuance of treasury stock	–	–	0.8
Retirement of treasury stock	14.8	–	–
Balance at end of year	$ (310.4)	$ (322.7)	$ (307.1)

NOTES RECEIVABLE FROM SHAREHOLDERS, OFFICERS,
AND MANAGEMENT EMPLOYEES
Balance at beginning of year	$ (0.1)	$ (0.2)	$ (14.0)
Repayments	0.1	0.1	13.8
Balance at end of year	$ –	$ (0.1)	$ (0.2)

Total shareholders’ deficit	$(1,554.5)	$(2,184.6)	$(1,540.7)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$ 653.4	$ (625.0)	$ (446.0)
Net other comprehensive income (loss) adjustments	(2.4)	2.5	(1.2)
TOTAL COMPREHENSIVE INCOME (LOSS)	$ 651.0	$ (622.5)	$ (447.2)

The accompanying notes to consolidated financial statements are an integral part of these statements.

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2007	2006	2005
	(In Millions)
Cash flows from operating activities:
Net income (loss)	$ 653.4	$ (625.0)	$ (446.0)
(Income) loss from discontinued operations	(454.6)	88.0	59.4
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities—
Provision for doubtful accounts	34.4	45.6	32.4
Provision for government, class action, and related settlements	(2.8)	(4.8)	215.0
Depreciation and amortization	77.5	86.8	89.6
Amortization of debt issue costs, debt discounts, and fees	7.8	18.3	38.9
Impairment of intangible and long-lived assets	15.1	9.7	34.7
Realized (gain) loss on sale of investments	(12.3)	1.2	(3.3)
Loss on disposal of assets	5.9	6.4	11.6
Loss on early extinguishment of debt	28.2	365.6	–
Loss on interest rate swap	30.4	10.5	–
Equity in net income of nonconsolidated affiliates	(10.3)	(8.7)	(12.3)
Minority interests in earnings of consolidated affiliates	31.4	26.3	41.7
Distributions from nonconsolidated affiliates	5.3	6.1	11.4
Stock-based compensation	7.7	12.1	–
Deferred tax provision (benefit)	8.0	16.3	(0.4)
Other	1.2	3.0	1.7
(Increase) decrease in assets—
Accounts receivable	(40.7)	(46.1)	(27.1)
Prepaid expenses	10.5	(0.6)	6.6
Other assets	28.7	(13.1)	(17.5)
Income tax refund receivable	162.1	22.0	22.8
(Decrease) increase in liabilities—
Accounts payable	(17.8)	(11.7)	(17.2)
Accrued payroll	(5.5)	(2.3)	7.7
Accrued interest payable	(38.5)	4.4	0.4
Other liabilities	(43.0)	(51.5)	7.6
Refunds due patients and other third-party payors	(41.0)	(25.3)	(38.5)
Self-insured risks	(22.7)	(17.1)	(15.6)
Government, class action, and related settlements	(171.4)	(132.8)	(165.4)
Net cash (used in) provided by operating activities of discontinued
operations	(16.3)	86.9	135.1
Total adjustments	31.9	407.2	359.9
Net cash provided by (used in) operating activities	230.7	(129.8)	(26.7)

(Continued)

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2007	2006	2005
	(In Millions)
Cash flows from investing activities:
Capital expenditures	(39.4)	(53.3)	(62.9)
Proceeds from sale and maturities of marketable securities	–	32.1	47.2
Proceeds from sale and maturities of restricted marketable securities	66.4	10.0	–
Purchase of investments	–	(15.7)	(70.6)
Purchase of restricted investments	(23.0)	(77.5)	–
Net change in restricted cash	(3.3)	119.1	10.8
Other	3.9	(7.4)	4.9
Net cash provided by (used in) investing activities of discontinued
operations—
Proceeds from divestitures of divisions	1,169.8	–	–
Other investing activities of discontinued operations	10.1	54.6	(29.4)
Net cash provided by (used in) investing activities	1,184.5	61.9	(100.0)

Cash flows from financing activities:
Checks in excess of bank balance	8.7	(14.0)	4.1
Principal borrowings on notes	12.5	3,050.0	200.0
Proceeds from bond issuance	–	1,000.0	–
Principal payments on debt	(1,238.9)	(4,453.7)	(249.6)
Borrowings on revolving credit facility	397.0	240.0	–
Payments on revolving credit facility	(492.0)	(70.0)	–
Principal payments under capital lease obligations	(12.9)	(12.6)	(12.9)
Issuance of convertible perpetual preferred stock	–	400.0	–
Dividends paid on convertible perpetual preferred stock	(26.0)	(15.7)	–
Preferred stock issuance costs	–	(12.6)	–
Debt amendment and issuance costs	(11.2)	(79.8)	(17.9)
Proceeds from repayment of notes receivable from shareholders,
officers, and management employees	0.1	0.1	13.8
Distributions to minority interests of consolidated affiliates	(23.4)	(22.2)	(18.8)
Other	0.6	(0.1)	0.3
Net cash used in financing activities of discontinued operations	(51.1)	(79.2)	(67.4)
Net cash used in financing activities	(1,436.6)	(69.8)	(148.4)
Effect of exchange rate changes on cash and cash equivalents	0.1	0.1	(1.2)
Decrease in cash and cash equivalents	(21.3)	(137.6)	(276.3)
Cash and cash equivalents at beginning of year	27.1	166.6	425.1
Cash and cash equivalents of divisions and facilities held for sale at
beginning of year	14.4	12.5	30.3
Less: Cash and cash equivalents of division and facilities held for sale
at end of year	(0.4)	(14.4)	(12.5)
Cash and cash equivalents at end of year	$ 19.8	$ 27.1	$ 166.6

(Continued)

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2007	2006	2005
	(In Millions)
Supplemental cash flow information:
Cash paid (received) during the year for—
Interest	$ 306.1	$ 315.2	$ 303.5
Income tax refunds	(457.4)	(32.9)	(32.9)
Income tax payments	19.2	20.5	28.1

Supplemental schedule of noncash investing and financing activities:
Continuing operations:
Insurance recoveries receivable	$ –	$ 230.0	$ –
Receipt of treasury stock	2.5	15.6	–
Retirement of treasury stock	14.8	–	–
Unrealized (loss) gain on available-for-sale securities	(2.5)	3.8	–
Property and equipment acquired through capital leases	–	–	14.6
Termination of capital leases	2.2	12.1	24.3
Goodwill from repurchase of equity interests of joint venture entities	–	3.4	1.2
Partnership settlements	4.3	35.1	–
Increase in accrual for dividends declared, but not paid, on
convertible perpetual preferred stock	–	6.5	–
Increase in accrued distributions declared to minority interests	–	4.1	8.2
Impact of FASB Interpretation No. 48 adoption	4.2	–	–
Other	–	0.9	1.6

Discontinued operations:
Property and equipment acquired through capital leases	$ –	$ 0.4	$ 3.1
Goodwill from repurchase of equity interests of joint venture entities	5.3	3.9	2.4
Termination of capital leases	0.5	10.1	8.1
Increase in accrued distributions declared to minority interests	–	3.0	13.8
Minority interest associated with conversion of consolidated
affiliates to equity method facilities	5.9	21.4	–
Net investment in consolidated affiliates that became equity method
affiliates	1.0	(1.8)	4.0
Partnership settlements	3.2	–	–
Other	0.6	2.7	2.1

The accompanying notes to consolidated financial statements are an integral part of these statements.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies:

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

As of December 31, 2007, we operated 94 inpatient rehabilitation hospitals (including 3 hospitals which we account for using the equity method of accounting). We are the sole owner of 66 of these hospitals. We retain 50% to 97.5% ownership in the remaining 28 jointly owned hospitals. Our inpatient rehabilitation hospitals are located in 26 states, with a concentration of hospitals in Texas, Pennsylvania, Florida, Tennessee, and Alabama. As of December 31, 2007, we also had two hospitals in Puerto Rico, one of which began accepting patients in April 2007. As of December 31, 2007, we also operated 6 freestanding LTCHs, 5 of which we own and one of which is a joint venture in which we have retained an 80% ownership interest. We also operated 60 outpatient satellites located within or near (and operated by) our hospitals. We also provide home health services through 25 home health agencies. In addition to HealthSouth hospitals, we manage 11 inpatient rehabilitation units, 3 outpatient satellites, and one gamma knife radiosurgery center through management contracts.

On August 14, 2006, we announced that we would begin exploring a range of strategic alternatives to enhance stockholder value and to reposition our primary focus on the post-acute care sector. As a result of the exploration of such alternatives, the following events have occurred:

1.

On January 27, 2007, we entered into an agreement with Select Medical Corporation (“Select Medical”), a privately owned operator of specialty hospitals and outpatient rehabilitation facilities, to sell our outpatient rehabilitation division for approximately $245 million in cash, subject to certain adjustments. This transaction closed on May 1, 2007, other than with respect to certain facilities for which approvals for the transfer to Select Medical had not yet been received as of such date. Subsequent to closing, we received approval and transferred the remaining facilities to Select Medical. See also Note 16, Assets Held for Sale and Results of Discontinued Operations.

2.

On March 25, 2007, we entered into an agreement to sell our surgery centers division to ASC Acquisition LLC (“ASC”), a Delaware limited liability company and newly formed affiliate of TPG Partners V, L.P. (“TPG”), a private investment partnership. The purchase price consisted of cash consideration of $920 million, subject to certain adjustments, and a contingent option to acquire up to a 5% equity interest in the new company. This transaction closed on June 29, 2007, other than with respect to certain facilities for which approvals for the transfer to ASC had not yet been received as of such date. During the third and fourth quarters of 2007, we received approval and transferred a portion of these facilities, but others remained pending as of December 31, 2007. See also Note 16, Assets Held for Sale and Results of Discontinued Operations. ASC now owns and operates this business as Surgical Care Affiliates, LLC, a stand-alone surgical services company.

3.

On April 19, 2007, we entered into an agreement with an affiliate of The Gores Group, a private equity firm, to sell our diagnostic division for approximately $47.5 million, subject to certain adjustments. This transaction closed on July 31, 2007, other than with respect to one facility for which approval for the transfer had not yet been received as of such date. See also Note 16, Assets Held for Sale and Results of Discontinued Operations. The Gores Group now owns and operates this business as Diagnostic Health Corporation, a stand-alone diagnostic imaging services company.

As a result of the foregoing, our surgery centers, outpatient, and diagnostic divisions are reported as held for sale in our consolidated balance sheets and in discontinued operations in our consolidated statements of operations and our consolidated statements of cash flows in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Amounts classified

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

as assets held for sale declined from December 31, 2006 to December 31, 2007 due primarily to the closing of the transactions to sell these divisions in the second and third quarters of 2007.

The net proceeds of these divestitures were used to reduce debt. In March 2007, we amended our Credit Agreement (as defined in Note 8, Long-term Debt) and received the appropriate lender approvals for our divestiture activities. See also Note 8, Long-term Debt.

Historically, we reported five segments: inpatient, surgery centers, outpatient, diagnostic, and corporate and other. Based on our strategic focus in the inpatient rehabilitation industry and the reclassification of our surgery centers, outpatient, and diagnostic divisions to discontinued operations, we modified our segment reporting from five reportable segments to one reportable segment in the first quarter of 2007. Amounts historically reported as part of our corporate and other segment, which primarily represented the corporate overhead costs associated with our operating divisions, are no longer considered a reportable segment by our chief operating decision maker due to our strategic repositioning as a pure-play post-acute care provider and the change in the manner in which we now manage the Company. Rather, these corporate overhead costs are now presented on the line entitled General and administrative expenses in our consolidated statements of operations (see “Reclassifications” below). Therefore, the consolidated results of operations of the Company presented herein represent the continuing operations of our inpatient division, including corporate overhead. Our consolidated results of operations include overhead costs associated with managing and providing shared services to our surgery centers, outpatient, and diagnostic divisions, even though these divisions qualify as discontinued operations.

See also Note 8, Long-term Debt, for information regarding the allocation of interest expense to discontinued operations.

Reclassifications—

Certain financial results have been reclassified to conform to the current year presentation. Such reclassifications include the qualification of our surgery centers, outpatient, and diagnostic divisions as assets held for sale and discontinued operations under FASB Statement No. 144, as well as four LTCHs, our electro-shock wave lithotripter units, and one other entity we closed or sold in 2007 that also qualified under FASB Statement No. 144. We reclassified our consolidated balance sheet as of December 31, 2006 to show the assets and liabilities of these qualifying divisions and facilities as held for sale. We also reclassified our consolidated statements of operations and statements of cash flows for the years ended December 31, 2006 and 2005 to show the results of those qualifying divisions and facilities as discontinued operations. We also reclassified certain expenses considered to be corporate overhead historically reported primarily within the lines entitled Salaries and benefits and Other operating expenses into General and administrative expenses in our consolidated statements of operations. These expenses primarily include administrative expenses such as corporate accounting, internal controls, legal, and information technology services.

Basis of Presentation and Consolidation—

The accompanying consolidated financial statements of HealthSouth and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the assets, liabilities, revenues, and expenses of all wholly owned subsidiaries, majority-owned subsidiaries over which we exercise control, and, when applicable, entities in which we have a controlling financial interest.

As of December 31, 2007, we had investments in 54 partially owned subsidiaries, of which 44 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of our subsidiaries is a general or limited partner, managing member, or joint venturer, as applicable. We evaluate partially owned subsidiaries and joint ventures held in partnership form in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and Emerging Issues Task Force (“EITF”) Issue No. 98-6, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Approval or Veto Rights,” to determine whether the rights held by other investors constitute “important rights” as defined therein.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

For partially owned subsidiaries or joint ventures held in corporate form, we consider the guidance of FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, and EITF Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights,” and, in particular, whether rights held by other investors would be viewed as “participating rights,” as defined therein. To the extent any minority investor has important rights in a partnership or participating rights in a corporation that inhibit our ability to control the corporation, including substantive veto rights, we generally will not consolidate the entity.

We also consider the guidance in FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities. As of December 31, 2007, we do not have any arrangements or relationships where FASB Interpretation No. 46(R) is applicable.

We use the equity method to account for our investments in entities we do not control, but where we have the ability to exercise significant influence over operating and financial policies. Consolidated net income includes our share of the net earnings of these entities. The difference between consolidation and the equity method impacts certain of our financial ratios because of the presentation of the detailed line items reported in the consolidated financial statements for consolidated entities compared to a one line presentation of equity method investments.

We use the cost method to account for our investments in entities we do not control and for which we do not have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, these investments are recorded at the lower of cost or fair value, as appropriate.

We eliminate from our financial results all significant intercompany accounts and transactions.

Use of Estimates and Assumptions—

The preparation of our consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but not limited to: (1) allowance for contractual revenue adjustments; (2) allowance for doubtful accounts; (3) asset impairments, including goodwill; (4) depreciable lives of assets; (5) useful lives of intangible assets; (6) economic lives and fair value of leased assets; (7) income tax valuation allowances; (8) uncertain tax positions; (9) fair value of stock options; (10) reserves for professional, workers’ compensation, and comprehensive general insurance liability risks; and (11) contingency and litigation reserves. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluation, as considered necessary. Actual results could differ from those estimates.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Risks and Uncertainties—

HealthSouth operates in a highly regulated industry and is required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. These laws and regulations relate to, among other things:

•	licensure, certification, and accreditation,
•	coding and billing for services,
•	requirements of the 60% compliance threshold under The Medicare, Medicaid and State Children’s Health Insurance Program (SCHIP) Extension Act of 2007 (the “2007 Medicare Act”),
•	relationships with physicians and other referral sources, including physician self-referral and anti-kickback laws,
•	quality of medical care,
•	use and maintenance of medical supplies and equipment,
•	maintenance and security of medical records,
•	acquisition and dispensing of pharmaceuticals and controlled substances, and
•	disposal of medical and hazardous waste.

Many of these laws and regulations are expansive, and we do not have the benefit of significant regulatory or judicial interpretation of them. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our investment structure, hospitals, equipment, personnel, services, capital expenditure programs, operating procedures, and contractual arrangements.

If we fail to comply with applicable laws and regulations, we could be subjected to liabilities, including (1) criminal penalties, (2) civil penalties, including monetary penalties and the loss of our licenses to operate one or more of our hospitals, and (3) exclusion or suspension of one or more of our hospitals from participation in the Medicare, Medicaid, and other federal and state health care programs.

Historically, the United States Congress and some state legislatures have periodically proposed significant changes in regulations governing the health care system. Many of these changes have resulted in limitations on and, in some cases, significant reductions in the levels of payments to health care providers for services under many government reimbursement programs. Because we receive a significant percentage of our revenues from Medicare, such changes in legislation might have a material adverse effect on our financial position, results of operations, and cash flows, if any such changes were to occur.

For example, over the last several years, changes in regulation governing inpatient rehabilitation reimbursement have created a challenging operating environment for inpatient rehabilitation services. Specifically, on May 7, 2004, the United States Centers for Medicare and Medicaid Services (“CMS”) issued a final rule, known as the “75% Rule,” stipulating that to qualify as an inpatient rehabilitation hospital under the Medicare program a facility must show that a certain percentage of its patients are treated for at least one of a specified and limited list of medical conditions. Under the 75% Rule, any inpatient rehabilitation hospital that failed to meet the requirements of the 75% Rule would be subject to prospective reclassification as an acute care hospital, with lower acute care payment rates for rehabilitative services. However, the impact of the 75% Rule was significantly greater than CMS initially envisioned, and it required us to deny admissions to our hospitals.

The compliance threshold of the 75% Rule was in the process of being phased-in over time, and was already at 60% or higher for all of our hospitals at the end of 2007. However, on December 29, 2007, the 2007 Medicare Act was signed, permanently setting the compliance threshold at 60% instead of 75%, and allowing

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

hospitals to continue using a patient’s secondary medical conditions, or “comorbidities,” to determine whether a patient qualifies for inpatient rehabilitation care under the rule. An additional element to the 2007 Medicare Act is a reduction in the pricing of services eligible for Medicare reimbursement to a pricing level that existed in the third quarter of 2007 (the Medicare pricing “roll-back”). The roll-back is effective from April 1, 2008 until September 30, 2009.

As discussed in Note 21, Contingencies and Other Commitments, we are a party to a number of lawsuits. We cannot predict the outcome of litigation filed against us. Substantial damages or other monetary remedies assessed against us could have a material adverse effect on our business, financial position, results of operations, and cash flows.

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

Reserves for professional liability, general liability, and workers’ compensation risks were $171.9 million and $203.6 million at December 31, 2007 and 2006, respectively. The current portion of this reserve, $46.0 million and $55.0 million at December 31, 2007 and 2006, respectively, is included in Other current liabilities in our consolidated balance sheets. (Income) or expenses related to retained professional and general liability risks were ($1.5) million, $1.3 million, and $6.6 million for the years ended December 31, 2007, 2006, and 2005, respectively. Of these amounts, approximately ($1.4) million, $4.9 million, and $11.6 million, respectively, are classified in Other operating expenses in our consolidated statements of operations, with the remainder included in General and administrative expenses. Expenses associated with retained workers’ compensation risks were $4.9 million, $4.5 million, and $7.2 million for the years ended December 31, 2007, 2006, and 2005, respectively. Of these amounts, approximately $4.7 million, $4.4 million, and $7.1 million, respectively, are classified in Salaries and benefits in our consolidated statements of operations, with the remainder included in General and administrative expenses. See below for additional information related to estimated reserve reductions recorded in 2007 and 2006.

We also maintain excess loss contracts with reinsurers for professional, general liability, and workers’ compensation risks. Premiums for professional and general liability excess loss contracts were approximately $4.1 million, $4.9 million, and $4.6 million for the years ended December 31, 2007, 2006, and 2005, respectively, and are classified in Other operating expenses in our consolidated statements of operations. Premiums for workers’ compensation excess loss contracts were approximately $5.7 million, $5.4 million, and $4.0 million for the years ended December 31, 2007, 2006, and 2005, respectively. Of these amounts, approximately $5.5 million, $5.3 million, and $3.7 million, respectively, are classified in Salaries and benefits in our consolidated statements of operations, with the remainder included in General and administrative expenses.

Provisions for these risks are based upon actuarially determined estimates. Loss and loss expense reserves represent the estimated ultimate net cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. The changes to the estimated reserve amounts are included in current operating results. During 2007, we reduced our estimated reserves relating to the 2006 and prior loss periods by approximately $22.3 million due to favorable claim experience and industry-wide loss development trends. During 2006, we reduced our estimated reserves relating to the 2005 and prior loss periods by approximately $32.0 million due to favorable claim experience and industry-wide loss development trends.

The reserves for these self-insured risks cover approximately 1,000 and 1,200 individual claims at December 31, 2007 and 2006, respectively, and estimates for potential unreported claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2007, 2006, and 2005, $42.8 million, $36.5 million and $33.8 million, respectively, of payments (net of reinsurance recoveries of $9.4 million, $2.0 million and $6.0 million, respectively) were made for liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in reserve estimates, management believes the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed management’s estimates.

The obligations covered by excess contracts remain on the balance sheet, as the subsidiary or parent remains liable to the extent the excess carriers do not meet their obligations under the insurance contracts. Amounts receivable under the excess contracts approximated $31.1 million and $41.1 million at December 31, 2007 and 2006, respectively. Approximately $7.7 million and $10.6 million are included in Other current assets in our consolidated balance sheets as of December 31, 2007 and 2006, respectively, with the remainder included in Other long-term assets.

Revenue Recognition—

Revenues consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the health care services are provided, based upon the estimated amounts due from the patients and third-party payors, including federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, and employers. Estimates of contractual allowances under third-party payor arrangements are based upon the payment terms specified in the related contractual agreements. Third-party payor contractual payment terms are generally based upon predetermined rates per diagnosis, per diem rates, or discounted fee-for-service rates. Other operating revenues, which include revenues from cafeteria, gift shop, rental income, conference center, and management and administrative fees, approximated 2.5%, 2.8%, and 2.4% of Net operating revenues for the years ended December 31, 2007, 2006, and 2005, respectively.

Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation, and are routinely modified for provider reimbursement. All health care providers participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each hospital to program beneficiaries. Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to HealthSouth under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.

CMS has been granted authority to suspend payments, in whole or in part, to Medicare providers if CMS possesses reliable information that an overpayment, fraud, or willful misrepresentation exists. If CMS suspects payments are being made as the result of fraud or misrepresentation, CMS may suspend payment at any time without providing us with prior notice. The initial suspension period is limited to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the United States Department of Health and Human Services (“HHS”) Office of Inspector General (“HHS-OIG”) or the United States Department of Justice (“DOJ”). Therefore, we are unable to predict if or when we may be subject to a suspension of payments by the Medicare and/or Medicaid programs, the possible length of the suspension period, or the potential cash flow impact of a payment suspension. Any such suspension would adversely impact our financial position, results of operations, and cash flows.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

We maintain amounts on deposit with various financial institutions, which may, at times, exceed federally insured limits. However, management periodically evaluates the credit-worthiness of those institutions, and we have not experienced any losses on such deposits.

Restricted Cash—

As of December 31, 2007 and 2006, restricted cash consists of the following (in millions):

	As of December 31,
	2007	2006
Affiliate cash	$ 43.3	$ 39.2
Self-insured captive funds	17.8	17.5
Paid-loss deposit funds	2.5	3.6
Total restricted cash	$ 63.6	$ 60.3

Affiliate cash accounts represent cash accounts maintained by partnerships in which we participate where one or more external partners requested, and we agreed, that the partnership’s cash not be commingled with other corporate cash accounts and be used only to fund the operations of those partnerships. Self-insured captive funds represent cash held at our wholly owned insurance captive, HCS, in the Cayman Islands. HCS handles professional liability, workers’ compensation, and other insurance claims on behalf of HealthSouth. These funds are committed to pay third-party administrators for claims incurred and are restricted by insurance regulations and requirements. These funds cannot be used for purposes outside HCS without the permission of the Cayman Islands Monetary Authority. Paid-loss deposit funds represent cash held by third-party administrators to fund expenses and other payments related to claims.

The classification of restricted cash held by HCS as current or noncurrent depends on the classification of the corresponding claims liability. As of December 31, 2007 and 2006, all restricted cash was current. See also Note 3, Cash and Marketable Securities, for information related to restricted marketable securities.

Marketable Securities—

In accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, we record all equity securities with readily determinable fair values and for which we do not exercise significant influence as available-for-sale securities. We carry the available-for-sale securities at fair value and report unrealized holding gains or losses, net of income taxes, in Accumulated other comprehensive (loss) income, which is a separate component of shareholders’ deficit. We recognize realized gains and losses in our consolidated statements of operations using the specific identification method.

As of December 31, 2007 and 2006, we had approximately $28.9 million and $71.1 million of restricted marketable securities included in our consolidated balance sheets, of which approximately $33.6 million is included in Other long-term assets as of December 31, 2006. These marketable securities represent restricted assets held at our wholly owned insurance captive, HCS, in the Cayman Islands. HCS handles professional liability, workers’ compensation, and other insurance claims on behalf of HealthSouth. These funds are committed for payment of claims incurred, and the classification of these marketable securities as current or noncurrent depends on the classification of the corresponding claims liability.

During 2007, it was determined there was excess cash and investments associated with HCS. We received the permission of the Cayman Islands Monetary Authority to advance approximately $65.0 million of these excess funds from HCS to HealthSouth. The funds advanced to HealthSouth included cash that resulted from the liquidation of certain of these marketable securities. HealthSouth used the advance to fund current operations.

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

	As of December 31,
	2007	2006
Medicare	54.7%	56.3%
Medicaid	3.6%	3.6%
Workers’ compensation	4.3%	4.6%
Managed care and other discount plans	22.9%	24.6%
Other third-party payors	11.6%	8.6%
Patients	2.9%	2.3%
	100.0%	100.0%

During the years ended December 31, 2007, 2006, and 2005, approximately 67.5%, 68.6%, and 70.5%, respectively, of our Net operating revenues related to patients participating in the Medicare program. While revenues and accounts receivable from the Medicare program are significant to our operations, we do not believe there are significant credit risks associated with this government agency. Because Medicare traditionally pays claims faster than our other third-party payors, the percentage of our Medicare charges in accounts receivable is less than the percentage of our Medicare revenues. HealthSouth does not believe there are any other significant concentrations of revenues from any particular payor that would subject it to any significant credit risks in the collection of its accounts receivable.

Additions to the allowance for doubtful accounts are made by means of the Provision for doubtful accounts. We write off uncollectible accounts against the allowance for doubtful accounts after exhausting collection efforts and adding subsequent recoveries. Net accounts receivable include only those amounts we estimate we will collect.

For each of the three years ended December 31, 2007, we performed an analysis of our historical cash collection patterns and considered the impact of any known material events in determining the allowance for doubtful accounts. In performing our analysis, we considered the impact of any adverse changes in general economic conditions, business office operations, payor mix, or trends in federal or state governmental health care coverage. At December 31, 2007 and 2006, our allowance for doubtful accounts represented approximately 14.8% and 14.2%, respectively, of the $255.2 million and $248.4 million, respectively, total patient due accounts receivable balance.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Property and Equipment—

We report land, buildings, improvements, and equipment at cost, net of asset impairment. We report assets under capital lease obligations at the lower of fair value or the present value of the aggregate future minimum lease payments at the beginning of the lease term. We depreciate our assets using the straight-line method over the shorter of the estimated useful life of the assets or life of the lease term, excluding any lease renewals, unless the lease renewals are reasonably assured. Useful lives are generally as follows:

Years
Buildings	15 to 30
Leasehold improvements	2 to 15
Furniture, fixtures, and equipment	3 to 10
Assets under capital lease obligations:
Real estate	10 to 20

Maintenance and repairs of property and equipment are expensed as incurred. We capitalize replacements and betterments that increase the estimated useful life of an asset. We capitalize interest expense on major construction and development projects while in progress.

We retain fully depreciated assets in property and accumulated depreciation accounts until we remove them from service. In the case of sale, retirement, or disposal, the asset cost and related accumulated depreciation balances are removed from the respective accounts, and the resulting net amount, less any proceeds, is included as a component of income from continuing operations in the consolidated statements of operations. However, if the sale, retirement, or disposal involves a discontinued operation, the resulting net amount, less any proceeds, is included in the results of discontinued operations.

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

Under FASB Statement No. 142, we test goodwill for impairment using a fair value approach. We are required to test for impairment at least annually, absent some triggering event that would require an impairment assessment. Absent any impairment indicators, we perform our goodwill impairment testing as of October 1st of each year.

We recognize an impairment charge for any amount by which the carrying amount of goodwill exceeds its implied fair value. We present a goodwill impairment charge as a separate line item within income from continuing operations in the consolidated statements of operations, unless the goodwill impairment is associated with a discontinued operation. In that case, we include the goodwill impairment charge, on a net-of-tax basis, within the results of discontinued operations.

We use discounted cash flows to establish the fair value as of the testing dates. The discounted cash flow approach includes many assumptions related to future growth rates, discount factors, future tax rates, etc. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. When we dispose of a hospital, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology, as prescribed in FASB Statement No. 142.

In accordance with FASB Statement No. 142, we amortize the cost of intangible assets with definite useful lives over their respective estimated useful lives to their estimated residual value. As of December 31, 2007, none of

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

our definite useful lived intangible assets has an estimated residual value. We also review those assets for impairment in accordance with FASB Statement No. 144 whenever events or changes in circumstances indicate we may not be able to recover the asset’s carrying amount. As of December 31, 2007, we do not have any intangible assets with indefinite useful lives. The range of estimated useful lives of our other intangible assets is as follows:

Years
Certificates of need	13 to 30
Licenses	10 to 20
Noncompete agreements	3 to 10

Impairment of Long-Lived Assets and Other Intangible Assets—

Under the guidance in FASB Statement No. 144, we assess the recoverability of long-lived assets (excluding goodwill) and identifiable acquired intangible assets with definite useful lives, whenever events or changes in circumstances indicate we may not be able to recover the asset’s carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected net future cash flows to be generated by that asset, or, for identifiable intangibles with definite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets with definite useful lives, if any, to be recognized is measured based on projected discounted future cash flows. We measure the amount of impairment of other long-lived assets (excluding goodwill) as the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. We present an impairment charge as a separate line item within income from continuing operations in our consolidated statements of operations, unless the impairment is associated with a discontinued operation. In that case, we include the impairment charge, on a net-of-tax basis, within the results of discontinued operations. We classify long-lived assets to be disposed of other than by sale as held and used until they are disposed. We report long-lived assets to be disposed of by sale as held for sale and recognize those assets in the balance sheet at the lower of carrying amount or fair value less cost to sell, and cease depreciation.

Investment in and Advances to Nonconsolidated Affiliates—

Investments in entities we do not control but in which we have the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize our proportionate share of the investees’ net income or losses after the date of investment, additional contributions made, dividends or distributions received, and impairment losses resulting from adjustments to net realizable value. We record equity method losses in excess of the carrying amount of an investment when we guarantee obligations or we are otherwise committed to provide further financial support to the affiliate.

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

Common Stock Warrants—

In January 2004, we repaid our then-outstanding 3.25% Convertible Debentures using the net proceeds of a loan arranged by Credit Suisse First Boston. In connection with this transaction, we issued warrants to the lender to

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

purchase two million shares of our common stock. We accounted for these warrants under the guidance provided in Accounting Principles Board (“APB”) Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. APB Opinion No. 14 requires that separate amounts attributable to the debt and the purchase warrants be computed and accounting recognition be given to each component. We based our allocation to each component on the relative market value of the two components at the time of issuance. The portion allocable to the warrants was accounted for as additional paid-in capital. See Note 18, Earnings (Loss) per Common Share.

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

Fair Value of Financial Instruments—

FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires certain disclosures regarding the fair value of financial instruments. Our financial instruments consist mainly of cash and cash equivalents, certificates of deposit, restricted cash, restricted marketable securities, accounts receivable, notes receivable from shareholders, officers, and management employees, accounts payable, letters of credit, long-term debt, and an interest rate swap agreement. The carrying amounts of cash and cash equivalents, certificates of deposit, restricted cash, accounts receivable, notes receivable from shareholders, officers, and management employees, and accounts payable approximate fair value because of the short-term maturity of these instruments. The fair value of our restricted marketable securities is generally determined using quoted market prices. The fair value of our letters of credit is deemed to be the amount of payment guaranteed on our behalf by third-party financial institutions. We determine the fair value of our long-term debt based on various factors, including maturity schedules, call features, and current market rates. We also use quoted market prices, when available, or discounted cash flows to determine fair values of long-term debt. The fair value of our interest rate swap is determined using information provided by a third-party financial institution and discounted cash flows.

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

As of December 31, 2007, we hold only one derivative instrument, an interest rate swap, that is not designated as a hedge. Therefore, in accordance with FASB Statement No. 133, all changes in the fair value of this interest rate swap are reported in current-period earnings. Net cash settlements on our interest rate swap are included in investing activities in our consolidated statements of cash flows. For additional information regarding this interest rate swap, see Note 8, Long-term Debt.

Refunds due Patients and Other Third-Party Payors—

Refunds due patients and other third-party payors of approximately $51.3 million and $92.3 million as of December 31, 2007 and 2006, respectively, consist primarily of overpayments received from our patients and other

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

third-party payors. In instances where we are unable to determine the party due the refund, these amounts may become subject to escheat property laws and consequently payable to various tax jurisdictions.

During 2005, we completed a substantive reconstruction process so that we could prepare consolidated financial statements as of and for the years ended December 31, 2004, 2003, and 2002 and restate our previously issued financial statements for the years ended December 31, 2001 and 2000. As of December 31, 2007 and 2006, approximately $45.4 million and $87.6 million, respectively, of amounts included in Refunds due patients and other third-party payors represent refunds and overpayments that originated in periods prior to December 31, 2004. These amounts were originally estimated during our reconstruction process based on collection history and other available patient receipt data. We continue to review these estimates based on updated information with respect to third-party settlement agreements and developments in regulations and rulings. During 2007 and 2006, this process resulted in a reduction to Refunds due patients and other third-party payors of approximately $41.6 million and $16.7 million, respectively. Of these reductions, approximately $41.4 million and $2.0 million, respectively, are included in Income (loss) from discontinued operations, net of income tax benefit (expense) in our 2007 and 2006 consolidated statements of operations, We are negotiating the settlement of these amounts with third-party payors in various jurisdictions. The result of these ongoing settlement negotiations may impact the carrying value of these liabilities.

As of December 31, 2007, approximately $38.9 million of the amount recorded as Refunds due patients and other third-party payors represents balances associated with our surgery centers, outpatient, and diagnostic divisions. These liabilities remained with HealthSouth after each transaction closed, and, therefore, are not reported as liabilities held for sale in our consolidated balance sheets.

Minority Interests in Consolidated Affiliates—

The consolidated financial statements include all assets, liabilities, revenues, and expenses of less-than-100%-owned affiliates we control. Accordingly, we have recorded minority interests in the earnings and equity of such entities. We record adjustments to minority interest for the allocable portion of income or loss to which the minority interest holders are entitled based upon their portion of the subsidiaries they own. Distributions to holders of minority interests are adjusted to the respective minority interest holders’ balance.

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

Convertible Perpetual Preferred Stock—

We classify our Convertible perpetual preferred stock on the balance sheet using the guidance in United States Securities and Exchange Commission (the “SEC”) Accounting Series Release No. 268, Presentation in Financial Statements of “Redeemable Preferred Stocks,” and EITF Topic D-98, “Classification and Measurement of Redeemable Securities.” Our Convertible perpetual preferred stock contains fundamental change provisions that allow the holder to require us to redeem the preferred stock for cash if certain events occur. As redemption under these provisions is not solely within our control, we have classified our Convertible perpetual preferred stock as temporary equity.

We also examined whether the embedded conversion option in our Convertible perpetual preferred stock should be bifurcated under the guidance in FASB Statement No. 133 and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and we determined that bifurcation is not necessary.

Stock-Based Compensation—

HealthSouth has various shareholder- and non-shareholder-approved stock-based compensation plans that provide for the granting of stock-based compensation to certain employees and directors, which are described more fully in Note 14, Stock-Based Compensation. Prior to January 1, 2006, we accounted for those stock-based

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

compensation plans using the recognition and measurement principles of the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, and applied the disclosure-only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, we recognized compensation expense on the date of grant only if the current market price of the underlying stock on the grant date exceeded the exercise price of the stock-based award.

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

Effective January 1, 2006, we adopted FASB Statement No. 123(R) using the modified prospective method. Under this method, compensation cost recognized during 2007 and 2006 includes: (1) compensation cost for the portions of all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123 amortized on a straight-line basis over the options’ remaining vesting period beginning January 1, 2006, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB Statement No. 123(R) amortized on a straight-line basis over the options’ requisite service period. Pro forma results for periods prior to 2006 have not been restated. We calculated the historical pool of windfall tax benefits using the short cut method allowed under FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

As a result of adopting FASB Statement No. 123(R) on January 1, 2006, our Loss from continuing operations before income tax (benefit) expense is $7.7 million and $12.1 million higher for the years ended December 31, 2007 and 2006, respectively, than had we continued to account for stock-based compensation under APB Opinion No. 25. Also, our Net income is $7.7 million lower for the year ended December 31, 2007 and our Net loss is $12.1 million higher for the year ended December 31, 2006 than had we continued to account for stock-based compensation under APB Opinion No. 25. The impact on basic and diluted Net income per share available to common shareholders of adopting FASB Statement No. 123(R) for year ended December 31, 2007 was a decrease of $0.10 and $0.08 per common share, respectively. The impact on basic and diluted Net loss per share available to common shareholders of adopting FASB Statement No. 123(R) for year ended December 31, 2006 was an increase of $0.15 per common share. The adoption of FASB Statement No. 123(R) had no impact on cash flows from operations or financing activities. There were no material recognized tax benefits during the years ended December 31, 2007 and 2006 related to our adoption of FASB Statement No. 123(R).

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table illustrates the effect on Net loss available to common shareholders and Net loss per share available to common shareholders had we applied the fair value recognition provisions of FASB Statement No. 123 to account for our stock-based compensation during the year ended December 31, 2005, since stock-based compensation was not accounted for using the fair value recognition method during this period. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by FASB Statement No. 123, is amortized to expense over the vesting period of such awards (in millions, except per share amounts):

For the Year Ended December 31, 2005
Net loss available to common shareholders, as reported	$ (446.0)
Add: Stock-based employee compensation expense included in reported net loss	2.0
Deduct: Total stock-based employee compensation expense determined under fair
value based method for all awards	(10.6)
Pro forma net loss available to common shareholders	$ (454.6)
Net loss per share available to common shareholders:
Basic and diluted—as reported	$ (5.62)
Basic and diluted—pro forma	$ (5.73)

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

As of December 31, 2007 and 2006, we were liable for guarantees of indebtedness owed by third parties in the amount of $29.4 million and $27.1 million, respectively. We previously recognized these amounts as liabilities in our consolidated balance sheets because of existing defaults by the third parties under those agreements.

We are also secondarily liable for certain lease and purchase obligations associated with sold facilities. See Note 11, Guarantees, for additional information.

Litigation Reserve—

Pursuant to FASB Statement No. 5, Accounting for Contingencies, we accrue for loss contingencies associated with outstanding litigation for which management has determined it is probable a loss contingency exists and the amount of loss can be reasonably estimated. If the accrued amount associated with a loss contingency is greater than $5.0 million, we also accrue estimated future legal fees associated with the loss contingency. This requires management to estimate the amount of legal fees that will be incurred in the defense of the litigation. These estimates are based on our expectations of the scope, length to complete, and complexity of the claims. In the future, additional adjustments may be recorded as the scope, length, or complexity of outstanding litigation changes.

Advertising Costs—

We expense costs of print, radio, television, and other advertisements as incurred. Advertising expenses, included in Other operating expenses within the accompanying consolidated statements of operations, approximated $4.1 million in 2007, $3.8 million in 2006, and $5.5 million in 2005.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Professional Fees—Accounting, Tax, and Legal—

Professional fees—accounting, tax, and legal for the year ended December 31, 2007 related primarily to income tax consulting fees for various tax projects (including tax projects associated with our filing of amended income tax returns for 1996 through 2003), consulting fees associated with support received during our divestiture activities, and legal fees for continued litigation defense and support matters arising from our prior reporting and restatement issues.

Professional fees—accounting, tax, and legal for the year ended December 31, 2006 related primarily to professional services to support the preparation of our Form 10-K for the year ended December 31, 2005, professional services to support the preparation of our Form 10-Qs for the first, second, and third quarters of 2006 (including the preparation of quarterly information for 2005, which had never been presented), tax preparation and consulting fees related to various tax projects, and legal fees for continued litigation defense and support matters (including $32.5 million of fees to the derivative plaintiffs’ attorneys to resolve the amount owed to them as a result of the award given to us under the claim for restitution of incentive bonuses Richard M. Scrushy, our former chairman and chief executive officer, received in previous years and the Securities Litigation Settlement) discussed in Note 21, Contingencies and Other Commitments.

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

Assets Held for Sale and Results of Discontinued Operations—

We account for assets held for sale and discontinued operations under FASB Statement No. 144, which requires that a component of an entity that has been disposed of or is classified as held for sale and has operations

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, we reclassify the results of operations for current and prior periods into a single caption titled Income (loss) from discontinued operations, net of income tax benefit (expense). In addition, we classify the assets and liabilities of those components as current and noncurrent assets and liabilities held for sale in our consolidated balance sheets. We also classify cash flows related to discontinued operations as one line item within each category of cash flows in our consolidated statements of cash flows.

Earnings (Loss) Per Common Share—

The calculation of earnings (loss) per common share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted earnings (loss) per common share recognizes the effect of all potential dilutive common shares that were outstanding during the respective periods, unless their impact would be antidilutive.

Retirement of Treasury Stock—

In accordance with Accounting Principles Board Opinion No. 6, Status of Accounting Research Bulletins, we account for the retirement of treasury stock as a reduction of retained earnings. However, due to our Accumulated deficit, the retirement of treasury stock is currently recorded as a reduction of Capital in excess of par value.

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

Comprehensive Income (Loss)—

Comprehensive income (loss) is reported in accordance with the provisions of FASB Statement No. 130, Reporting Comprehensive Income. FASB Statement No. 130 establishes the standard for reporting Comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) is comprised of Net income (loss), changes in unrealized gains or losses on available-for-sale securities, and foreign currency translation adjustments and is included in the consolidated statements of shareholders’ deficit and comprehensive income (loss).

Recent Accounting Pronouncements—

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The changes to current practice resulting from the application of FASB Statement No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FASB Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of FASB Statement No. 157 should be applied prospectively as of the beginning of the fiscal year of adoption, with exceptions for certain financial instruments listed in the Statement. We will adopt the provisions of FASB Statement No. 157 on January 1, 2008. The adoption of the Statement will result only in additional disclosures in our interim and annual reports beginning with the first quarter of 2008. No impact is expected on our financial position, results of operations, or cash flows.

In February 2008, the FASB issued two Staff Positions that amended FASB Statement No. 157. FASB Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

under Statement 13, amended FASB Statement No. 157 to exclude FASB Statement No. 13, and its related interpretive accounting pronouncements that address leasing transactions. FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, delayed the effective date of FASB Statement No. 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The issuance of these two Staff Positions did not change our above conclusions regarding the impact of FASB Statement No. 157 on our consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of the new standard is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The new standard establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires companies to provide additional information that will help investors and other users of financial statements more easily understand the effect of a company’s choice to use fair value on its earnings. The Statement also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. FASB Statement No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157 and FASB Statement No. 107.

FASB Statement No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We did not elect the fair value option of FASB Statement No. 159 on January 1, 2008. Therefore, the Statement will have no impact on our consolidated financial position, results of operations, or cash flows.

In December 2007, the FASB issued FASB Statement No. 141(Revised 2007), Business Combinations. FASB Statement No. 141(R) contains significant changes in the accounting for and reporting of business acquisitions, and it continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. It changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Further, certain of the changes will introduce more volatility into earnings and thus may impact a company’s acquisition strategy. In addition, FASB Statement No. 141(R) will impact the annual goodwill impairment test associated with acquisitions that close both before and after the effective date of the new standard. FASB Statement No. 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first annual reporting period beginning on or after December 15, 2008, or January 1, 2009 for HealthSouth. We have not begun evaluating the potential impact, if any, the adoption of FASB Statement No. 141(R) could have on our consolidated financial position, results of operations, and cash flows.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. FASB Statement No. 160 establishes accounting and reporting standards for minority interests (recharacterized as noncontrolling interests and classified as a component of equity) and for the deconsolidation of a subsidiary. FASB Statement No. 160 is effective for fiscal years beginning on or after December 15, 2008, or January 1, 2009 for HealthSouth. The Statement is to be applied prospectively, however the presentation and disclosure requirements of the Statement will need to be applied retrospectively for all periods presented. At this time, we have not completed our evaluation of the impact the adoption of FASB Statement No. 160 will have on our consolidated financial position, results of operations, and cash flows. However, at a minimum, it will change the way in which we account for and report our minority interests.

We do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

2.	Liquidity:

During the year ended December 31, 2007, we used the net proceeds from the divestitures of our surgery centers, outpatient, and diagnostic divisions to pay down debt (see Note 1, Summary of Significant Accounting Policies). We also used approximately $405 million of our $440 million income tax recovery from the Internal

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Revenue Service (the “IRS”) (See Note 8, Long-term Debt, and Note 17, Income Taxes) to pay down amounts outstanding under our Credit Agreement. Also, we used drawings under our revolving credit facility and available cash to redeem approximately $59.1 million of our 10.75% Senior Notes due 2016. As a result of these transactions, our total debt outstanding has decreased from $3.4 billion as of December 31, 2006 to $2.0 billion as of December 31, 2007. However, we remain highly leveraged.

Approximately $75.0 million of our $2.0 billion of long-term debt outstanding as of December 31, 2007 represents amounts drawn under our $400 million revolving credit facility (excluding approximately $21.5 million utilized under the revolving letter of credit subfacility). Amounts were drawn from the revolving credit facility primarily due to the timing of interest payments and government settlement payments (as discussed in Note 20, Settlements). Based on our current borrowing capacity and leverage ratio required under our Credit Agreement, we do not believe there is significant risk in our ability to make additional draws under our revolving credit facility, if needed.

We have scheduled principal payments of $68.3 million and $23.4 million in 2008 and 2009, respectively, related to long-term debt obligations (see Note 8, Long-term Debt). In the fourth quarter of 2007, we made the final payments related to our Medicare Program Settlement and SEC Settlement (See Note 20, Settlements). With these settlement payments behind us, we are now able to redirect our operating cash elsewhere in the Company. In addition, we expect to use certain cash flows from the expected sale of our corporate campus (see Note 5, Property and Equipment) and the receipt of additional federal and state income tax refunds (see Note 17, Income Taxes) to further reduce our long-term debt outstanding. However, no assurances can be given as to whether or when such cash flows will be received.

As with any company carrying significant debt, our primary risk relating to our high leverage is the possibility that a down-turn in operating earnings could impair our ability to comply with the financial covenants contained within our Credit Agreement. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms as favorable to those in our existing Credit Agreement. A default due to violation of the covenants contained within our Credit Agreement could require us to immediately repay all amounts then outstanding under the Credit Agreement. See Note 1, Summary of Significant Accounting Policies, for a discussion of risks and uncertainties facing us. Changes in our business or other factors may occur that might have a material adverse impact on our financial position, results of operations, and cash flows.

3.	Cash and Marketable Securities:

As of December 31, 2007 and 2006, our investments consist of cash and cash equivalents and marketable securities. Our investments in marketable securities are classified as available-for-sale.

The components of our investments as of December 31, 2007 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$ 19.8	$ 63.6	$ –	$ 83.4
Equity securities	–	–	28.9	28.9
Total	$ 19.8	$ 63.6	$ 28.9	$ 112.3

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The components of our investments as of December 31, 2006 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$ 26.6	$ 60.3	$ –	$ 86.9
Certificates of deposit	0.5	–	–	0.5
Equity securities	–	–	71.1	71.1
Total	$ 27.1	$ 60.3	$ 71.1	$ 158.5

Approximately $33.6 million of restricted marketable securities in the above chart is noncurrent (See Note 1, Summary of Significant Accounting Policies) as of December 31, 2006. Restricted marketable securities represent restricted assets held at HCS, as discussed in Note 1, Summary of Significant Accounting Policies, “Restricted Cash.” The classification of these marketable securities as current or noncurrent depends on the classification of the corresponding claims liability.

A summary of our restricted marketable securities as of December 31, 2007 is as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$ 27.6	$ 1.5	$ (0.2)	$ 28.9

A summary of our restricted marketable securities as of December 31, 2006 is as follows (in millions)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$ 67.3	$ 4.3	$ (0.5)	$ 71.1

Investing information related to our marketable securities is as follows (in millions):

For the Year Ended December 31,
	2007	2006	2005
Proceeds from sales of restricted available-for-sale
securities	$ 66.4	$ 10.0	$ –
Proceeds from sales of nonrestricted available-for-sale
securities	$ –	$ 32.1	$ 47.2
Gross realized gains—restricted	$ 4.1	$ 0.1	$ –
Gross realized gains—nonrestricted	$ –	$ 0.1	$ –
Gross realized losses—restricted	$ (0.4)	$ (0.4)	$ –
Gross realized losses—nonrestricted	$ –	$ (0.1)	$ –

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

4.	Accounts Receivable:

Accounts receivable consists of the following (in millions):

	As of December 31,
	2007	2006
Patient accounts receivable	$ 255.2	$ 248.4
Less: Allowance for doubtful accounts	(37.8)	(35.3)
Patient accounts receivable, net	217.4	213.1
Other accounts receivable	2.8	0.8
Accounts receivable, net	$ 220.2	$ 213.9

The following is the activity related to our allowance for doubtful accounts (in millions):

For the Year Ended December 31,	Balance at Beginning of Period	Additions and Charges to Expense	Deductions and Accounts Written Off	Balance at End of Period
2007	$ 35.3	$ 34.4	$ (31.9)	$ 37.8
2006	$ 29.3	$ 45.6	$ (39.6)	$ 35.3
2005	$ 32.4	$ 32.4	$ (35.5)	$ 29.3

5.	Property and Equipment:

Property and equipment consists of the following (in millions):

	As of December 31,
	2007	2006
Land	$ 76.2	$ 81.5
Building	936.8	960.1
Leasehold improvements	24.1	26.6
Furniture, fixtures, and equipment	345.0	362.8
	1,382.1	1,431.0
Less: Accumulated depreciation and amortization	(645.3)	(650.4)
	736.8	780.6
Construction in progress	7.6	29.9
Property and equipment, net	$ 744.4	$ 810.5

Information related to fully depreciated assets and assets under capital lease obligations is as follows (in millions):

	As of December 31,
	2007	2006
Fully depreciated assets	$ 194.9	$ 211.4
Assets under capital lease obligations:
Buildings	$ 178.8	$ 195.7
Accumulated amortization	(95.5)	(98.6)
Assets under capital lease obligations, net	$ 83.3	$ 97.1

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The amount of depreciation expense, amortization expense relating to assets under capital lease obligations, and rent expense under operating leases is as follows (in millions):

	For the Year Ended December 31,
	2007	2006	2005
Depreciation expense	$ 61.8	$ 72.8	$ 72.6
Amortization expense	$ 11.4	$ 11.7	$ 14.3
Rent expense:
Minimum rent payments	$ 39.1	$ 37.5	$ 37.4
Contingent and other rents	31.1	33.4	2.4
Total rent expense	$ 70.2	$ 70.9	$ 39.8

In 2005, contingent and other rents include an approximate $30.5 million net gain on lease termination associated with certain facilities owned by the landlord of our former Braintree and Woburn inpatient hospitals. See Note 21, Contingencies and Other Commitments.

No material amounts of interest were capitalized on construction projects during 2007, 2006, or 2005.

Leases—

We lease certain land, buildings, and equipment under non-cancelable operating leases generally expiring at various dates through 2027. We also lease certain buildings and equipment under capital leases also expiring at various dates through 2027. Operating leases generally have 3- to 15-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various facility leases include provisions for rent escalation to recognize increased operating costs or require the Company to pay certain maintenance and utility costs. Contingent rents are included in rent expense in the year incurred.

Some facilities are subleased to other parties. Rental income from subleases approximated $10.4 million, $8.6 million, and $7.3 million for the years ended December 31, 2007, 2006, and 2005, respectively. Total expected future minimum rentals under these noncancelable subleases approximated $28.8 million as of December 31, 2007.

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

	As of December 31,
	2007	2006
Straight-line rental accrual	$ 9.9	$ 9.8

Future minimum lease payments at December 31, 2007, for those leases having an initial or remaining non-cancelable lease term in excess of one year, are as follows (in millions):

Year Ending December 31,	Operating Leases	Capital Lease Obligations	Total
2008	$ 36.2	$ 21.4	$ 57.6
2009	30.4	20.4	50.8
2010	26.2	18.7	44.9
2011	20.9	16.8	37.7
2012	15.6	14.1	29.7
2013 and thereafter	104.4	56.8	161.2
	$ 233.7	148.2	$ 381.9
Less: Interest portion		(40.0)
Obligations under capital leases		$ 108.2

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Construction in Progress—

In 2001, we began construction of a 219-bed general acute care hospital (the “Digital Hospital”) on property adjacent to our corporate campus in Birmingham, Alabama. In connection with the construction of the Digital Hospital, we incurred significant costs and included those capitalized costs in Construction in Progress (“CIP”). Amounts in CIP at December 31, 2006 relate principally to the Digital Hospital. See the “Asset Impairments” section of this note for additional information related to the Digital Hospital.

Asset Impairments—

For the years ended December 31, 2007, 2006, and 2005, we recognized long-lived asset impairment charges of approximately $15.1 million, $9.7 million, and $34.7 million, respectively.

On June 1, 2007, we entered into an agreement with an investment fund sponsored by Trammell Crow Company (“Trammell Crow”) pursuant to which Trammell Crow agreed to acquire our corporate campus for a purchase price of approximately $60 million, subject to certain adjustments. During the year ended December 31, 2007, we wrote the Digital Hospital down by $14.5 million to its estimated fair value based on the estimated net proceeds we expected to receive from this sale. The agreement to sell our corporate campus to Trammell Crow was terminated on August 7, 2007, pursuant to an opt-out provision in the agreement.

Of the total asset impairment amounts for the years ended December 31, 2006 and 2005, approximately $8.6 million and $24.4 million, respectively, relate to the Digital Hospital and represent the excess of costs incurred during the construction of the Digital Hospital over the estimated fair value of the property, including the RiverPoint facility, a 60,000 square foot office building, which shares the construction site. The impairment of the Digital Hospital in 2006 and 2005 was determined using a weighted-average fair value approach that considered an alternative use appraisal and other potential scenarios.

The remainder of the 2007, 2006, and 2005 impairment charges relate to long-lived assets at various hospitals that were examined for impairment due to hospitals experiencing negative cash flow from operations. We determined the fair value of the impaired long-lived assets at a hospital primarily based on the assets’ estimated fair value using valuation techniques that included discounted future cash flows and third-party appraisals.

Subsequent Event—Corporate Campus—

On January 23, 2008, we entered into an agreement with Daniel Corporation (“Daniel”), a Birmingham, Alabama-based full-service real estate organization, pursuant to which Daniel will acquire our corporate campus, including the Digital Hospital, for a purchase price of $43.5 million in cash. The transaction is expected to close by the end of the first quarter of 2008.

The agreement includes a deferred purchase price component related to the Digital Hospital. If Daniel sells the Digital Hospital for cash consideration to a third-party, we are entitled to 40% of the net profit, if any and as defined in the sale agreement, realized by Daniel.

In accordance with FASB Statement No. 144, we reviewed our depreciation estimates of our corporate campus based on the revised salvage value of the campus due to the expected sale transaction. In the first quarter of 2008, we will accelerate the depreciation of our corporate campus by approximately $11.0 million so that the net book value of the corporate campus equals the estimated net proceeds expected to be received on the transaction’s closing date.

6.	Goodwill and Other Intangible Assets:

Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Other definite-lived intangibles consist primarily of certificates of need, licenses, and noncompete agreements.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows changes in the carrying amount of Goodwill for the years ended December 31, 2007, 2006, and 2005 (in millions):

Amount
Goodwill as of December 31, 2004	$ 402.0
Acquisition of equity interests in joint venture entities	1.2
Goodwill as of December 31, 2005	403.2
Acquisitions	0.4
Acquisition of equity interests in joint venture entities	3.4
Minority interest associated with conversion of consolidated facilities
to equity method facilities	(0.9)
Goodwill as of December 31, 2006	$ 406.1

There were no changes to Goodwill during the year ended December 31, 2007.

We performed impairment reviews as required by FASB Statement No. 142 as of October 1, 2007, 2006, and 2005 and concluded that no goodwill impairment existed.

The following table provides information regarding our other intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
Certificates of need:
2007	$ 2.7	$ 1.6	$ 1.1
2006	2.7	1.5	1.2
Licenses:
2007	$ 50.3	$ 32.5	$ 17.8
2006	50.3	30.0	20.3
Noncompete agreements:
2007	$ 11.8	$ 4.6	$ 7.2
2006	11.7	2.8	8.9
Total intangible assets:
2007	$ 64.8	$ 38.7	$ 26.1
2006	64.7	34.3	30.4

Amortization expense for other intangible assets is as follows (in millions):

	For the Year Ended December 31,
	2007	2006	2005
Amortization expense	$ 4.3	$ 2.3	$ 2.7

Total estimated amortization expense for our other intangible assets for the next five years is as follows (in millions):

Year Ending December 31,	Estimated Amortization Expense
2008	$ 4.1
2009	4.1
2010	4.1
2011	4.0
2012	1.1

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

7.	Investment in and Advances to Nonconsolidated Affiliates:

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

	As of December 31,
	2007	2006
Equity method investments:
Capital contributions	$ 10.2	$ 10.2
Cumulative share of income	62.7	52.4
Cumulative share of distributions	(39.5)	(34.2)
	$ 33.4	$ 28.4
Cost method investments:
Capital contributions, net of partnership distributions and
impairments	9.3	9.3
Total investment in and advances to nonconsolidated affiliates	$ 42.7	$ 37.7

The following summarizes the combined assets, liabilities, and equity and the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	As of December 31,
	2007	2006
Assets—
Current	$ 20.8	$ 16.9
Noncurrent	68.0	66.8
Total assets	$ 88.8	$ 83.7
Liabilities and equity—
Current liabilities	$ 1.4	$ 5.2
Noncurrent	8.5	8.9
Partners’ capital and shareholders’ equity—
HealthSouth	33.4	28.4
Outside partners	45.5	41.2
Total liabilities and equity	$ 88.8	$ 83.7

Condensed statements of operations (in millions):

	For the Year Ended December 31,
	2007	2006	2005
Net operating revenues	$ 65.6	$ 58.7	$ 63.9
Operating expenses	(42.1)	(39.0)	(36.4)
Income from continuing operations	23.5	19.7	27.5
Net income	$ 22.6	$ 18.4	$ 20.9

See Note 19, Related Party Transactions, for a discussion of our former investment in Source Medical Solutions, Inc. (“Source Medical”).

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

8.	Long-term Debt:

Our long-term debt outstanding consists of the following (in millions):

	As of December 31,
	2007	2006
Advances under $400 million revolving credit facility	$ 75.0	$ 170.0
Term Loan Facility	862.8	2,039.8
Bonds payable—
7.000% Senior Notes due 2008	5.0	5.0
10.750% Senior Subordinated Notes due 2008	30.3	30.2
8.500% Senior Notes due 2008	9.4	9.4
8.375% Senior Notes due 2011	0.3	0.3
7.625% Senior Notes due 2012	1.5	1.5
Floating Rate Senior Notes due 2014	375.0	375.0
10.75% Senior Notes due 2016	558.2	615.9
Notes payable to banks and others at interest rates from 7.9% to 12.9%	17.0	5.0
Capital lease obligations	108.2	124.6
	2,042.7	3,376.7
Less: Current portion	(68.3)	(33.6)
Long-term debt, net of current portion	$ 1,974.4	$ 3,343.1

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

Year Ending December 31,	Face Amount	Net Amount
2008	$ 68.3	$ 68.3
2009	23.4	23.4
2010	25.6	25.6
2011	21.6	21.6
2012	96.0	96.0
Thereafter	1,815.5	1,807.8
Total	$ 2,050.4	$ 2,042.7

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Due to the requirements under our Credit Agreement (as defined and discussed later in this note) to use the net proceeds from each divestiture (as discussed in Note 1, Summary of Significant Accounting Policies) to repay obligations outstanding under our Credit Agreement, and in accordance with the guidance in EITF Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” we allocated the interest expense on the debt that was required to be repaid as a result of the divestiture transactions to discontinued operations in all periods presented. The following table provides information regarding our total Interest expense and amortization of debt discounts and fees presented in our consolidated statements of operations for both continuing and discontinued operations (in millions):

	For the Year Ended December 31,
	2007	2006	2005
	(In Millions)
Continuing operations:
Interest expense	$ 222.1	$ 216.5	$ 195.9
Amortization of debt discounts	0.6	1.4	5.4
Amortization of consent fees/bond issue costs	2.0	6.3	27.4
Amortization of loan fees	5.2	10.6	6.1
Total interest expense and amortization of debt
discounts and fees for continuing operations	229.9	234.8	234.8
Discontinued operations:
Interest expense	45.4	102.9	107.8
Total interest expense for discontinued operations	45.4	102.9	107.8
Total interest expense and amortization of debt discounts
and fees	$ 275.3	$ 337.7	$ 342.6

As discussed in Note 1, Summary of Significant Accounting Policies, we closed the transaction to sell our outpatient division to Select Medical on May 1, 2007. During 2007, we used approximately $224 million of the net proceeds from this transaction to reduce debt outstanding under our Credit Agreement, as defined below.

As also discussed in Note 1, Summary of Significant Accounting Policies, we closed the transaction to sell our surgery centers division to an affiliate of TPG on June 29, 2007. During 2007, we used approximately $876 million of the net proceeds from this transaction to reduce debt outstanding under our Credit Agreement.

As also discussed in Note 1, Summary of Significant Accounting Policies, we closed the transaction to sell our diagnostic division to The Gores Group on July 31, 2007. During the third quarter of 2007, we used approximately $40 million of the net proceeds from this transaction to reduce debt outstanding under our Credit Agreement.

As discussed in Note 17, Income Taxes, we received approximately $440 million of federal income tax refunds, including interest, from the IRS in October 2007. We used approximately $405 million of these income tax refunds to reduce debt outstanding under our Credit Agreement, with the remainder used to pay expenses incurred to obtain the income tax refund and for other general corporate purposes.

As a result of the above pre-payments during 2007, the quarterly installments due on our Term Loan Facility, as defined below, were reduced from approximately $5.1 million as of December 31, 2006 to approximately $2.2 million as of December 31, 2007, with the balance payable upon the final maturity of the Term Loan Facility in 2013.

Also during 2007, we used available cash and borrowings on our revolving credit facility to redeem approximately $59.1 million of our 10.75% Senior Notes due 2016, which carry a higher interest rate than our Credit Agreement.

As a result of the pre-payments and bond redemptions discussed above, we allocated a portion of the debt discounts and fees associated with this debt to the debt that was extinguished and wrote off debt discounts and fees totaling approximately $25.9 million to Loss on early extinguishment of debt during 2007. Our Loss on early

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

extinguishment of debt also includes $2.3 million of premiums associated with the redemption of the 10.75% Senior Notes due 2016.

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

We used a portion of the proceeds of the loans under the new senior secured credit facilities, the proceeds of the interim loan, and the proceeds of the $400 million offering of convertible perpetual preferred stock, along with cash on hand and cash obtained from liquidation of available-for-sale marketable securities, to prepay substantially all of our prior indebtedness and to pay fees and expenses related to such prepayment and the Recapitalization Transactions. The remainder of the proceeds and availability under the senior secured credit facilities are being used for general corporate purposes. In addition, the letters of credit issued under the revolving letter of credit subfacility and the synthetic letter of credit facility are being used in the ordinary course of business to secure workers’ compensation and other insurance coverages and for general corporate purposes.

As a result of the Recapitalization Transactions, we recorded an approximate $361.1 million Loss on early extinguishment of debt in the first quarter of 2006.

Offers to Purchase and Consent Solicitations—

On February 2, 2006, we announced we were offering to purchase, and soliciting consents seeking approval of proposed amendments to the indentures governing our 7.375% Senior Notes due 2006, 7.000% Senior Notes due 2008, 8.500% Senior Notes due 2008, 8.375% Senior Notes due 2011, 7.625% Senior Notes due 2012, and our 10.750% Senior Subordinated Notes due 2008 (collectively, the “Notes”). On February 15, 2006, we announced that a majority in principal amount of the holders of our Notes had delivered consents under the indentures governing these Notes, thereby approving proposed amendments to the indentures.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Senior Credit Facility—

On March 10, 2006, we entered into a credit agreement (the “Credit Agreement”) with a consortium of financial institutions (collectively, the “Lenders”). The Credit Agreement provides for credit of up to $2.55 billion of senior secured financing. The $2.55 billion available under the Credit Agreement includes (1) a six-year $400 million revolving credit facility (the “Revolving Loans”), with a revolving letter of credit subfacility and swingline loan subfacility, (2) a six-year $100 million synthetic letter of credit facility, and (3) a seven-year $2.05 billion term loan facility (the “Term Loan Facility”). The Term Loan Facility originally amortized in quarterly installments, commencing with the quarter ended on September 30, 2006, equal to 0.25% of the original principal amount thereof, with the balance payable upon the final maturity. However, due to the 2007 prepayments discussed above, our quarterly payments are now lower.

Loans under the Credit Agreement bear interest at a rate of, at our option, (1) LIBOR, adjusted for statutory reserve requirements (“Adjusted LIBOR”) or (2) the higher of (a) the federal funds rate plus 0.5% and (b) JPMorgan Chase Bank, N.A.’s (“JPMorgan”) prime rate, in each case, plus an applicable margin that varies depending upon our leverage ratio and corporate credit rating. We are also subject to a commitment fee of 0.5% per annum on the daily amount of the unutilized commitments under the Revolving Loans and synthetic letter of credit facility. On March 12, 2007, we amended our existing Credit Agreement to lower the applicable margin and modify certain other covenants. The amendment and related supplement reduced the interest rate on our Term Loan Facility to LIBOR plus 2.5% (formerly LIBOR plus 3.25%), as well as reduced the applicable participation rate on the $100 million synthetic letter of credit facility to 2.5% (formerly 3.25%). The amendment also gave us the appropriate approvals required for our divestiture activities.

Our interest rate under the Revolving Loans was 8.1% and 8.6% at December 31, 2007 and 2006, respectively. Our interest rate under the Term Loan Facility was 7.7% and 8.6% at December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, approximately $75.0 million and $170.0 million, respectively, was drawn in Revolving Loans, excluding approximately $21.5 million and $32.3 million, respectively, utilized under the revolving letter of credit subfacility. Approximately $99.9 million and $100.0 million was utilized under the synthetic letter of credit facility as of December 31, 2007 and 2006, respectively.

Pursuant to a Collateral and Guarantee Agreement (the “Collateral and Guarantee Agreement”), dated as of March 10, 2006, between us, our subsidiaries defined therein (collectively, the “Subsidiary Guarantors”) and JPMorgan, our obligations under the Credit Agreement are (1) secured by substantially all of our assets and the assets of the Subsidiary Guarantors and (2) guaranteed by the Subsidiary Guarantors. In addition to the Collateral and Guarantee Agreement, we and the Subsidiary Guarantors entered into mortgages with respect to certain of our material real property (excluding real property subject to preexisting liens and/or mortgages) in connection with the Credit Agreement. Our obligations under the Credit Agreement are secured by the real property subject to such mortgages.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

The notional amount of the interest rate swap is subject to adjustment in accordance with an amortization schedule that correlates to required and expected payments under the Credit Agreement. As of December 31, 2006, the notional amount of our interest rate swap was $2.0 billion, and it was scheduled to be reduced to $1.1 billion in March 2008. However, due to the pre-payments discussed above and market conditions, we decreased the notional amount of our interest rate swap to $1.1 billion in October 2007. Fees associated with this transaction were not material to our financial position, results of operation, or cash flows.

We pay a fixed rate of 5.2% under the swap agreement. Net settlements commenced on June 10, 2006 and are made quarterly on each March 10, June 10, September 10, and December 10. The counterparties pay a floating rate based on 3-month LIBOR, which was 5.1% and 5.4% at December 10, 2007 and 2006, which was the most recent interest rate set date at each respective year end. The termination date of the swap is March 10, 2011.

We entered into this swap based on the requirements under our Credit Agreement to effectively convert the floating rate of the Credit Agreement to the fixed rate of the swap in an effort to limit our exposure to variability in interest payments caused by changes in LIBOR. As of December 31, 2007, we had not designated the relationship between the Credit Agreement and interest rate swap as a hedge under FASB Statement No. 133. Therefore, changes in the fair value of the interest rate swap during the years ended December 31, 2007 and 2006 have been included in current-period earnings as Loss on interest rate swap. The fair market value of the swap as of December 31, 2007 and 2006 was approximately ($43.2) million and ($9.9) million, respectively, and is included in Other current liabilities in our consolidated balance sheets. During the year ended December 31, 2007, we received net cash settlements of approximately $3.2 million from our counterparties. During the year ended December 31, 2006, we made net cash settlement payments of approximately $0.6 million to our counterparties.

Private Offering of $1.0 Billion of Senior Notes—

On June 14, 2006, we completed a private offering of $1.0 billion aggregate principal amount of senior notes, which included $375.0 million in aggregate principal amount of floating rate senior notes due 2014 (the “Floating Rate Notes”) at par and $625.0 million aggregate principal amount of 10.75% senior notes due 2016 (the “2016 Notes”) at 98.505% of par (collectively, the “Senior Notes”). At the time we completed the offering and sale of the Senior Notes, they were not registered under the Securities Act of 1933, as amended (the “Securities Act”). See “Registration Rights Agreement” section of this note.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Interest on the Senior Notes commenced on December 15, 2006 and is payable in arrears on June 15 and December 15 of each year. We pay interest on overdue principal at the rate of 1.0% per annum in excess of the applicable rates described below and will pay interest on overdue installments of interest at such higher rate to the extent lawful.

Floating Rate Notes—

The Floating Rate Notes mature on June 15, 2014 and bear interest at a per annum rate, reset semiannually, of LIBOR plus 6.0%, as determined by the calculation agent, which is initially the Trustee. Our interest rate as of December 31, 2007 and 2006 was 10.8% and 11.4%, respectively.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Registration Rights Agreement—

In connection with the offering of the Senior Notes, on March 30, 2007, we filed a registration statement with the SEC with respect to a registered offer to exchange each series of the Senior Notes for new notes having terms substantially identical in all material respects to such series of Senior Notes and to register the corresponding guarantees. The new notes will generally be freely transferable under the Securities Act. In addition, we have agreed under certain circumstances to file one or more shelf registration statements to cover resales of the Senior Notes and to use our reasonable best efforts to cause the shelf registration statement to be declared effective under the Securities Act within a specified period of time and keep effective the shelf registration statement until two years after its effective date (subject to certain exceptions).

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Bonds Payable—

7.000% Senior Notes—

On June 22, 1998, we issued $250 million in 7.000% Senior Notes due 2008 (the “7.000% Senior Notes”). Due to discounts and financing costs, the effective interest rate on the 7.000% Senior Notes is 7.0%. Interest is payable on June 15 and December 15. The 7.000% Senior Notes are unsecured and unsubordinated. We used the net proceeds from the issuance of the 7.000% Senior Notes to pay down indebtedness outstanding under our then-existing credit facilities. The 7.000% Senior Notes mature on June 15, 2008. We may redeem the 7.000% Senior Notes, in whole or in part, at our option, and at any time at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued interest. See “Recapitalization Transactions” section previously discussed in this disclosure.

10.750% Senior Subordinated Notes—

On September 25, 2000, we issued $350 million in 10.750% Senior Subordinated Notes due 2008 (the “10.750% Senior Notes”). Due to discounts and financing costs, the effective interest rate on the 10.750% Senior Notes is 11.3%. Interest is payable on April 1 and October 1. The 10.750% Senior Notes are senior subordinated obligations of HealthSouth and also are effectively subordinated to all existing and future liabilities of our subsidiaries and partnerships. We used the net proceeds from the issuance of the 10.750% Senior Notes to redeem our then-outstanding 9.500% Notes due 2001 and to pay down indebtedness outstanding under our then-existing credit facilities. The 10.750% Senior Notes mature on October 1, 2008.

As of December 31, 2007, we may redeem the 10.750% Senior Notes, in whole or in part, at our option and at any time, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest.

See “Recapitalization Transactions” section previously discussed in this disclosure.

8.500% Senior Notes—

On February 1, 2001, we issued $375 million in 8.500% Senior Notes due 2008 (the “8.500% Senior Notes”). Due to discounts and financing costs, the effective interest rate on the 8.500% Senior Notes is 9.0%. Interest is payable on February 1 and August 1. The 8.500% Senior Notes are unsecured and unsubordinated. We used the net proceeds from the issuance of the 8.500% Senior Notes to pay down indebtedness outstanding under our then-existing credit facilities. The remaining $9.4 million of the 8.500% Senior Notes matured on February 1, 2008, and we used available cash to repay these bonds. See “Recapitalization Transactions” section previously discussed in this disclosure.

8.375% Senior Notes—

On September 28, 2001, we issued $400 million in 8.375% Senior Notes due 2011 (the “8.375% Senior Notes”). Due to discounts and financing costs, the effective interest rate on the 8.375% Senior Notes is 8.7%. Interest is payable on April 1 and October 1. The 8.375% Senior Notes are unsecured and unsubordinated. We used the net proceeds from the issuance of the 8.375% Senior Notes to pay down indebtedness outstanding under our then-existing credit facilities. The 8.375% Senior Notes mature on October 1, 2011. We may redeem the 8.375% Senior Notes, in whole or in part, at our option, and at any time at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus any applicable premium plus accrued interest. Each holder of the 8.375% Senior Notes shall have the right to require us to purchase all outstanding notes held by such holder on January 2, 2009 for a purchase price equal to 100% of the principal amount of such notes, plus accrued interest. See “Recapitalization Transactions” section previously discussed in this disclosure.

7.625% Senior Notes—

On May 17, 2002, we issued $1 billion in 7.625% Senior Notes due 2012 at 99.3% of par value (the “7.625% Senior Notes”). Due to discounts and financing costs, the effective interest rate on the 7.625% Senior Notes is 8.0%. Interest is payable on June 1 and December 1. The 7.625% Senior Notes are unsecured and

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

unsubordinated. We used the net proceeds from the issuance of the 7.625% Senior Notes to pay down indebtedness outstanding under our credit facilities and for other corporate purposes. The 7.625% Senior Notes mature on June 1, 2012. We may redeem the 7.625% Senior Notes, in whole or in part, at our option, and at any time at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus any applicable premium plus accrued interest. Each holder of the 7.625% Senior Notes shall have the right to require us to purchase all outstanding notes held by such holder on January 2, 2009 for a purchase price equal to 100% of the principal amount of such notes, plus accrued interest. See “Recapitalization Transactions” section previously discussed in this disclosure.

Notes Payable to Banks and Others—

We have numerous notes payable agreements outstanding. These agreements are used for various purposes such as equipment purchases, real estate purchases, and repurchases of limited partner interests. The terms on these notes vary by agreement, but range in length from 180 to 300 months. Most of the agreements have fixed interest rates ranging from 7.9% to 12.9%. In the case of equipment and real estate purchases, the notes are generally collateralized by the specific purchased equipment or real estate. The limited partner interests repurchased do not secure these notes.

Some of these agreements are subject to certain financial, positive, and negative covenants. As of December 31, 2007 and 2006, we were in compliance with all such covenants.

Capital Lease Obligations—

We engage in a significant number of leasing transactions including real estate, medical equipment, computer equipment, and other equipment utilized in operations. Certain leases that meet the lease capitalization criteria in accordance with FASB Statement No. 13 have been recorded as an asset and liability at the lower of fair value or the net present value of the aggregate future minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments generally ranged from 6.6% to 12.2% based on our incremental borrowing rate at the inception of the lease. Our leasing transactions include arrangements for equipment with major equipment finance companies and manufacturers who retain ownership in the equipment during the term of the lease and with a variety of both small and large real estate owners.

9.	Convertible Perpetual Preferred Stock:

On March 7, 2006, we completed the sale of 400,000 shares of our 6.50% Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock has an initial liquidation preference of $1,000 per share of Series A Preferred Stock, which is contingently subject to accretion. Holders of Series A Preferred Stock are entitled to receive, when and if declared by our Board of Directors, cash dividends at the rate of 6.50% per annum on the accreted liquidation preference per share, payable quarterly in arrears on January 15, April 15, July 15, and October 15 of each year, commencing on July 15, 2006. Dividends on Series A Preferred Stock are cumulative. If we are prohibited by the terms of our credit facilities, debt indentures, or other debt instruments from paying cash dividends on the Series A Preferred Stock, we may pay dividends in shares of our common stock, or a combination of cash and shares of our common stock. Shares of our common stock delivered as dividends will be valued at 95% of their market value. Unpaid dividends will accrete at an annual rate of 8.0% per year for the relevant dividend period and will be reflected as an accretion to the liquidation preference of the Series A Preferred Stock. Each holder of Series A Preferred Stock has one vote for each share held by the holder on all matters voted upon by the holders of our common stock.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

The Series A Preferred Stock will be, with respect to dividend rights and rights upon liquidation, winding-up, or dissolution: (1) senior to all classes of our common stock; (2) on a parity with any class of capital stock or series of preferred stock established after the original issue date of the Series A Preferred Stock; (3) junior to each class of capital stock or series of preferred stock established after the original issue date of the Series A Preferred Stock; and (4) junior to all our existing and future debt obligations and other liabilities, including claims of trade creditors.

On March 30, 2007, we filed a shelf registration statement registering the Series A Preferred Stock and the common stock issuable upon conversion of the Series A Preferred Stock. We are required to use our reasonable best efforts to cause such registration statement to remain effective until the earliest of two years following the date of issuance of the Series A Preferred Stock, the sale of all Series A Preferred Stock and common stock issuable upon the conversion of the Series A Preferred Stock under such registration statement and the date on which all Series A Preferred Stock and common stock issuable upon the conversion of the Series A Preferred Stock cease to be outstanding or have been resold pursuant to Rule 144 under the Securities Act. If we fail to comply with the foregoing requirements, we will pay additional dividends to all holders of Series A Preferred Stock equal to the applicable dividend rate or accretion rate for the relevant period plus (1) 0.25% per annum for the first 90 days after such registration default and (2) thereafter, 0.50% per annum.

During the years ended December 31, 2007 and 2006, we declared $26.0 million and $22.2 million, respectively, in dividends on our Series A Preferred Stock. As of December 31, 2007 and 2006, accrued dividends of approximately $6.5 million were included in Other current liabilities on our balance sheets. These accrued dividends were paid in January 2008 and 2007, respectively.

10.	Shareholders’ Deficit:

Retirement of Scrushy Shares—

In November 2006, we received 723,921 shares of our common stock with a market value of approximately $14.8 million from Mr. Scrushy in partial payment for a summary judgment against Mr. Scrushy on a claim for the restitution of incentive bonuses Mr. Scrushy received for years 1996 through 2002. These shares are included in Treasury stock in our consolidated balance sheet as of December 31, 2006. On November 1, 2007, our board of directors approved the retirement of these shares.

Common Stock Warrants—

In January 2004, we repaid our then-outstanding 3.25% Convertible Debentures using the net proceeds of a loan arranged by Credit Suisse First Boston. In connection with this transaction, we issued warrants to the lender to purchase two million shares of our common stock. Each warrant has a term of ten years from the date of issuance and an exercise price of $32.50 per share.

1999 Executive Equity Loan Plan—

In May 1999, HealthSouth established the 1999 Executive Equity Loan Plan (the “Loan Plan”) for the Company’s executives and other key employees of the Company and its subsidiaries. Under the Loan Plan, HealthSouth executives borrowed approximately $39.3 million to purchase 1,354,352 shares of the Company’s common stock. Mr. Scrushy borrowed approximately $25.2 million to purchase 872,459 shares of our common stock. As of December 31, 2004, Mr. Scrushy owed us approximately $13.7 million on his original loan, which we classified as a component of shareholders’ deficit. We recognized interest income of $3.0 million in 2004 related to

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

this loan. Mr. Scrushy satisfied the balance of the loan during 2005 through a combination of cash and HealthSouth common stock. We have discontinued the Loan Plan.

11.	Guarantees:

In conjunction with the sale of certain facilities, including the sale of our surgery centers, outpatient, and diagnostic divisions during 2007, HealthSouth assigned, or remained as a guarantor on, the leases of certain properties and equipment to certain purchasers and, as a condition of the lease, agreed to act as a guarantor of the purchaser’s performance on the lease. HealthSouth also remained as a guarantor to certain purchase and servicing contracts that were assigned to the buyer of our diagnostic division in connection with the sale. Should the purchaser fail to pay the obligations due on these leases or contracts, the lessor or vendor would have contractual recourse against us.

As of December 31, 2007, we were secondarily liable for 184 such guarantees. The remaining terms of these guarantees range from 1 month to 219 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximates $131.1 million.

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

These guarantees are not secured by any assets under the agreements. As of December 31, 2007, we have not been required to perform under any such guarantees.

12.	Comprehensive Income (Loss):

Accumulated other comprehensive (loss) income, net of income tax effect, consists of the following (in millions):

	As of December 31,
	2007	2006
Foreign currency translation adjustment	$ (0.7)	$ (0.8)
Unrealized gain on available-for-sale-securities	(0.1)	2.4
Total	$ (0.8)	$ 1.6

A summary of the components of other comprehensive income (loss) is as follows (in millions):

	For the Year Ended December 31,
	2007	2006	2005
Net change in foreign currency translation adjustment	$ 0.1	$ 0.1	$ (1.2)
Net change in unrealized gain on available-for-sale securities:
Unrealized net holding gain arising during the year	1.3	3.8	–
Reclassification adjustment for gains included in net
income (loss)	(3.8)	–	–
Net other comprehensive income (loss) adjustments, before
income tax expense	(2.4)	3.9	(1.2)
Income tax expense	–	(1.4)	–
Net other comprehensive income (loss) adjustment	$ (2.4)	$ 2.5	$ (1.2)

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

13.	Fair Value of Financial Instruments:

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

	As of December 31, 2007		As of December 31, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes receivable from shareholders, officers, and
management employees	$ –	$ –	$ 0.1	$ 0.1
Interest rate swap agreement	(43.2)	(43.2)	(9.9)	(9.9)
Long-term debt:
Advances under $400 million revolving credit
facility	75.0	71.3	170.0	163.2
Term Loan Facility	862.8	821.8	2,039.8	2,052.1
7.000% Senior Notes due 2008	5.0	5.0	5.0	5.0
10.750% Senior Subordinated Notes due 2008	30.3	30.3	30.2	30.2
8.500% Senior Notes due 2008	9.4	9.4	9.4	9.4
8.375% Senior Notes due 2011	0.3	0.3	0.3	0.3
7.625% Senior Notes due 2012	1.5	1.5	1.5	1.5
Floating Rate Senior Notes due 2014	375.0	384.6	375.0	397.7
10.75% Senior Notes due 2016	558.2	578.1	615.9	659.8
Notes payable to banks and others	17.0	17.0	5.0	5.0
Financial commitments:
Letters of credit	–	121.4	–	132.3

14.	Stock-Based Compensation:

Employee Stock-Based Compensation Plans—

As of December 31, 2007, we had outstanding options from the 1995, 1997, 1999, and 2002 Stock Option Plans, the Key Executive Incentive Program, and the 2005 Equity Incentive Plan (collectively, the “Option Plans”). The Option Plans are designed to align employee and executive interests to those of our stockholders. Under the Option Plans, officers and employees are given the right to purchase shares of HealthSouth common stock at a fixed grant price determined on the day the options are granted. The Option Plans provide for the granting of both incentive stock options and nonqualified stock options. The terms and conditions of the options, including exercise prices and the periods in which options are exercisable, generally are at the discretion of the Compensation Committee of the Board of Directors; however, no options are exercisable beyond approximately ten years from the date of grant and granted options vest over the awards’ requisite service periods, which can be up to five years depending on the type of award granted. As of December 31, 2007, the following Option Plans have authorized shares available to grant (in thousands):

Authorized Shares Available
Plan
2002	1,179
2005 Equity Incentive Plan	3,131
Total authorized shares	4,310

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Restricted Stock—

We issue restricted common stock under the 1998 Restricted Stock Plan (the “Restricted Stock Plan”) to executives of HealthSouth. The terms of the Restricted Stock Plan make available up to 600,000 shares of common stock to be granted beginning in 1998 through 2008. Generally, awards made under the Restricted Stock Plan vest over a one-year or three-year requisite service period. The fair value of these awards is determined by the market price of our common stock on the grant date. In 2007, we issued restricted common stock with vesting requirements that include a market condition and a service condition. The fair value of these awards is calculated using a lattice model. However, these amounts are not material to our financial position, results of operations, or cash flows. A summary of our restricted share awards from the Restricted Stock Plan is as follows (share information in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2006	246	$ 26.49
Granted	273	19.65
Vested	(60)	25.81
Forfeited	(138)	25.89
Nonvested shares at December 31, 2007	321	$ 21.06

The weighted-average grant date fair value of restricted stock granted during the years ended December 31, 2006 and 2005 was $26.29 and $27.05 per share, respectively. As of December 31, 2007, 184,305 shares had not been awarded and were available for future grants. Unrecognized compensation expense related to unvested shares was $3.8 million at December 31, 2007. We expect to recognize this expense over the next 27 months.

Approximately $1.3 million of previously recognized compensation expense for granted shares was reversed in 2007 and classified as a component of the gain or loss on the sale of our surgery centers, outpatient, or diagnostic divisions, as applicable.

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

	Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2006	105	$ 19.35
Granted	–	–
Vested	(26)	19.35
Forfeited	(52)	19.35
Nonvested shares at December 31, 2007	27	$ 19.35

Unrecognized compensation expense related to the unvested shares was $0.1 million at December 31, 2007. We expect to recognize this expense over the next 13 months.

During 2007, we reversed approximately $0.4 million of previously recognized compensation expense for granted shares with the resulting income classified as a component of the gain or loss on the sale of our surgery centers, outpatient, or diagnostic divisions, as applicable.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

We recognized compensation expense under the Restricted Stock Plan and the Key Executive Incentive Program, which is included in Salaries and benefits in the accompanying consolidated statements of operations, as follows (in millions):

	For the Year Ended December 31,
	2007	2006	2005
Compensation expense:
Restricted Stock Plan	$ 1.9	$ 1.6	$ 1.3
Key Executive Incentive Program	0.2	0.9	0.1
	$ 2.1	$ 2.5	$ 1.4

Stock Options—

The fair values of the options granted during the years ended December 31, 2007, 2006, and 2005 have been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2007	2006	2005
Expected volatility	42.0%	46.4%	50.0%
Risk-free interest rate	4.5%	4.6%	4.3%
Expected life (years)	4.6	4.6	4.7
Dividend yield	0.0%	0.0%	0.0%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. We estimate our expected term through an analysis of actual, historical post-vesting exercise, cancellation, and expiration behavior by our employees and projected post-vesting activity of outstanding options. We calculate volatility based on the historical volatility of our common stock over the period commensurate with the expected life of the options, excluding a distinct period of extreme volatility between 2002 and 2003. The risk-free interest rate is the implied daily yield currently available on U.S. Treasury issues with a remaining term closely approximating the expected term used as the input to the Black-Scholes option-pricing model. We do not pay a dividend, and we do not include a dividend payment as part of our pricing model. We estimate forfeitures through an analysis of actual, historical pre-vesting option forfeiture activity. Under the Black-Scholes option-pricing model, the weighted-average fair value per share of employee stock options granted during the years ended December 31, 2007, 2006, and 2005 was $9.46, $11.71, and $12.35, respectively.

A summary of our stock option activity and related information is as follows (in thousands, except price per share and remaining life):

	Shares	Weighted- Average Exercise Price	Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2006	3,588	$ 28.88
Granted	1,279	23.12
Exercised	(41)	17.74
Forfeitures	(1,210)	24.74
Expirations	(1,203)	30.25
Outstanding, December 31, 2007	2,413	27.40	7.3	$ 266
Exercisable, December 31, 2007	1,180	30.47	5.8	192

The significant number of forfeitures during 2007 was a result of the divestitures of our surgery centers, outpatient, and diagnostic divisions (as discussed in Note 1, Summary of Significant Accounting Policies). We recognized approximately $7.7 million and $12.1 million of compensation expense related to our stock options for

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

the years ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2005, we followed the disclosure-only provisions of FASB Statement No. 123 and did not recognize any compensation expense. As of December 31, 2007, there was $9.4 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 11 months.

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

A summary of our restricted share awards activity from the 2004 Director Incentive Plan is as follows (share information in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2006	10	$ 30.05
Granted	–	–
Vested	(6)	29.51
Forfeited	–	–
Nonvested shares at December 31, 2007	4	$ 30.90

During the year ended December 31, 2007, we issued 35,528 RSUs with a fair value of $22.80 per unit. These RSUs were fully vested on the grant date. Therefore, we recognized approximately $0.8 million of compensation expense upon their issuance. As of December 31, 2007, 62,648 RSUs were still outstanding. No RSUs were issued prior to January 1, 2006.

As of December 31, 2007, 310,654 shares had not been awarded and were available for future grants under the 2004 Director Incentive Plan. There was virtually no unrecognized compensation related to unvested shares as of December 31, 2007 and 2006.

We recognized compensation expense under the 2004 Director Incentive Plan and other individual restricted stock agreements, which is included in Salaries and benefits in the accompanying consolidated statements of operations, as follows (in millions):

	For the Year Ended December 31,
	2007	2006	2005
2004 Director Incentive Plan and other individual agreements	$ 0.8	$ 0.9	$ 0.6

15.	Employee Benefit Plans:

Substantially all HealthSouth employees are eligible to enroll in HealthSouth sponsored health care plans, including coverage for medical and dental benefits. Our primary health care plans are national plans administered by third-party administrators. We are self-insured for these plans. During 2007, 2006, and 2005, costs associated with these plans, net of amounts paid by employees, approximated $58.0 million, $52.8 million, and $55.1 million, respectively.

The HealthSouth Retirement Investment Plan is a qualified 401(k) savings plan. The plan allows eligible employees to contribute up to 100% of their pay on a pre-tax basis into their individual retirement account in the plan subject to the normal maximum limits set annually by the IRS. Prior to 2006, the Company match was 15% of the first 4% of each participant’s elective deferrals. During 2007 and 2006, HealthSouth’s employer matching contribution was 50% of the first 4% of each participant’s elective deferrals. Effective January 1, 2008, HealthSouth’s employer matching contribution increased to 50% of the first 6% of each participant’s elective

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

deferrals. All contributions to the plan are in the form of cash. Employees who are at least 21 years of age are eligible to participate in the plan. Prior to January 1, 2006, employees were also required to complete 90 days of service with the Company before becoming eligible to participate in the plan. Prior to January 1, 2008, employer contributions vested gradually over a six-year service period. Effective January 1, 2008, employer contributions vest 100% after three years of service. Participants are always fully vested in their own contributions.

Employer contributions to the HealthSouth Retirement Investment Plan approximated $6.4 million, $6.0 million, and $1.6 million in 2007, 2006, and 2005, respectively. In 2007, approximately $3.1 million from the plan’s forfeiture account was used to fund the matching contributions in accordance with the terms of the plan.

Senior Management Bonus Program—

In 2007, 2006, and 2005, we adopted a Senior Management Bonus Program to reward senior management for performance based on a combination of corporate goals, divisional or regional goals, and individual goals. The corporate goals were dependent upon the Company meeting a pre-determined financial goal. The divisional or regional goals were determined in accordance with the specific plans agreed upon between each division and our board of directors as part of our routine budgeting and financial planning process. The individual goals, which were weighted according to importance and include some objectives common to all eligible persons, were determined between each participant and his or her immediate supervisor. The program applied to persons who joined the Company in, or were promoted to, senior management positions. In 2008, we expect to pay approximately $7.9 million under the program for the year ended December 31, 2007. In March 2007, we paid approximately $10.5 million under the program for the year ended December 31, 2006. In February 2006, we paid approximately $7.1 million under the program for the year ended December 31, 2005.

Key Executive Incentive Program—

On November 17, 2005, the Special Committee of our board of directors approved, upon the recommendation of the Compensation Committee of our board of directors (the “Compensation Committee”) and our chief executive officer (who is not a participant), the HealthSouth Corporation Key Executive Incentive Program. The Key Executive Incentive Program is a supplement to the Company’s overall compensation program for executives and is intended to incentivize key senior executives with equity awards that vest and cash bonuses that are payable, in each case through January 2009.

Prior to the sale of our surgery centers, outpatient, and diagnostic divisions, there were eight participants under the Key Executive Incentive Program. Currently, there are two executive officers (each a “Key Executive” and, collectively, the “Key Executives”) entitled to receive incentive awards under the Key Executive Incentive Program. The Key Executives will receive approximately 50% – 60% of their awards in equity and 40% – 50% in cash. The equity component was comprised of approximately one-third stock options and two-thirds restricted stock.

The equity awards, which were made on November 17, 2005, were one-time special equity grants. These awards were separate from, and in addition to, the normal equity grants awarded in March of most years and generally were equivalent to the Key Executive’s normal annual grant. The stock options have an exercise price equal to $19.35 per share, which was the fair market value on the date of grant. The stock options and restricted stock vest according to the following schedule: twenty-five percent in January 2007, twenty-five percent in January 2008, and the remaining fifty percent in January 2009.

The cash component of the award is a one-time cash incentive payment payable twenty-five percent in January 2007, twenty-five percent in January 2008, and the remaining fifty percent in January 2009. This cash bonus is equivalent to between approximately 80% and 110% of the Key Executive’s base salary. In order for each Key Executive to receive each installment of the cash award, he or she must be employed in good standing on a full-time basis at the time of each payment, and the Company must have attained certain performance goals based on liquidity. Payments for the Key Executive Incentive Program are not material to our financial position, results of operations, or cash flows.

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

Under the Change in Control Plan, participants are divided into three different tiers as designated by the Compensation Committee of our Board of Directors. Tier 1 is comprised of certain executive officers of HealthSouth; Tiers 2 and 3 are comprised of certain other officers of HealthSouth. Upon the occurrence of a Change in Control, each outstanding option to purchase common stock of HealthSouth held by participants in the Change in Control Plan will become automatically vested and exercisable. In addition, the vesting restrictions on all other awards relating to HealthSouth’s common stock held by a participant will immediately lapse and will, in the case of restricted stock units and stock appreciation rights, become immediately payable.

In the event a participant’s employment is terminated either (1) by the participant for Good Reason (as defined in the Change in Control Plan) or (2) by HealthSouth without Cause (as defined in the Change in Control Plan) within twenty-four months following a Change in Control or within three months of a Potential Change in Control (as defined in the Change in Control Plan), then such participant shall receive a lump sum severance payment calculated in accordance with the terms of the Change in Control Plan and dependent upon the participant’s Tier.

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

Executive Severance Plan—

In September 2007, we adopted the HealthSouth Corporation Executive Severance Plan (the “Executive Severance Plan”) for the benefit of certain members of the Company’s senior management. In the event a participant’s employment is terminated for reasons stipulated in the plan document, the participant will receive, within sixty days following the participant’s termination date, a lump sum severance payment in an amount equal to the participant’s annual salary multiplied by a multiplier that ranges from one to three times, depending on the participant’s position with the Company. Participants are also entitled to maintain insurance coverage provided by the Company for a period defined in the Executive Severance Plan at the same cost sharing amounts between the Company and the participant as a similarly situated active employee.

Any payments under the Executive Severance Plan shall be in lieu of and not in addition to any other severance or termination payment under any other plan or agreement with HealthSouth. In the event the participant is entitled to benefits under the Change in Control Plan, the participant shall not be entitled to any benefits under the Executive Severance Plan.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

16.	Assets Held for Sale and Results of Discontinued Operations:

During 2007, our surgery centers, outpatient, and diagnostic divisions qualified as assets held for sale and discontinued operations under the guidance in FASB Statement No. 144. In addition, we identified four LTCHs, our electro-shock wave lithotripter units, and one other entity that also met these requirements. For these divisions and facilities that met the requirements of FASB Statement No. 144, we reclassified our consolidated balance sheet as of December 31, 2006 to show the assets and liabilities of those facilities as held for sale. We also reclassified our consolidated statements of operations and consolidated statements of cash flows for the years ended December 31, 2006 and 2005 to show the results of those facilities as discontinued operations. The operating results of discontinued operations, including the allocation of $43.3 million, $89.5 million, and $91.0 million of interest expense for the years ended December 31, 2007, 2006, and 2005, respectively, (as discussed in Note 8, Long-term Debt), are as follows (in millions):

	For the Year Ended December 31,
	2007	2006	2005
Net operating revenues	$ 625.1	$ 1,357.4	$ 1,558.4
Costs and expenses	591.9	1,433.1	1,584.4
Impairments	38.2	10.0	17.3
Loss from discontinued operations	(5.0)	(85.7)	(43.3)
Gain on disposal of assets of discontinued operations	5.1	16.6	4.1
Gain on divestitures of divisions	451.9	–	–
Income tax benefit (expense)	2.6	(18.9)	(20.2)
Income (loss) from discontinued operations, net of tax	$ 454.6	$ (88.0)	$ (59.4)

As discussed in Note 21, Contingencies and Other Commitments, we have recorded charges related to ongoing negotiations with certain of our subsidiary partnerships related to the restatement of their historical financial statements. The portion of these charges that is attributable to partnerships of our divested divisions has been included in our results of discontinued operations. We have and may continue to incur additional charges related to these ongoing negotiations with our partners and former partners.

As discussed in Note 1, Summary of Significant Accounting Policies, we insure a substantial portion of our professional liability, general liability, and workers’ compensation risks through a self-insured retention program underwritten by HCS, which we fund annually. Expenses for retained professional and general liability risks and workers’ compensation risks associated with our surgery centers, outpatient, and diagnostic divisions have been included in our results of discontinued operations.

The income tax benefit of our results of discontinued operations for the year ended December 31, 2007 is comprised primarily of (1) $61.8 million related to the reversal upon sale of deferred tax liabilities arising from indefinite-lived intangible assets of our surgery centers division and (2) $59.2 million of expense attributable to the utilization of the 2007 loss from continuing operations.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Assets and liabilities held for sale consist of the following (in millions):

	As of December 31,
	2007	2006
Assets:
Cash and cash equivalents	$ 0.4	$ 14.4
Restricted cash	1.6	43.2
Accounts receivable, net	7.0	160.5
Other current assets	7.2	15.4
Total current assets	16.2	233.5
Property and equipment, net	12.6	288.2
Goodwill	48.8	490.9
Intangible assets, net	1.8	25.8
Other long-term assets	–	29.5
Total long-term assets	63.2	834.4
Total assets	$ 79.4	$ 1,067.9
Liabilities:
Current portion of long-term debt	$ 0.4	$ 3.4
Accounts payable	1.7	39.4
Accrued expenses and other current liabilities	18.5	95.8
Deferred amounts related to sale of surgery centers division	66.3	–
Total current liabilities	86.9	138.6
Long-term debt, net of current portion	2.4	22.2
Other long-term liabilities	1.8	18.4
Total long-term liabilities	4.2	40.6
Total liabilities	$ 91.1	$ 179.2

As discussed in Note 1, Summary of Significant Accounting Policies, as of December 31, 2007, Refunds due patients and other third-party payors consists of approximately $45.4 million of refunds and overpayments that originated prior to December 31, 2004. Of this amount, approximately $38.9 million represents liabilities associated with our former surgery centers, outpatient, and diagnostic divisions. These liabilities remained with HealthSouth after the closing of each transaction, and therefore, are not considered liabilities held for sale. We continue to negotiate the settlement of these amounts with third-party payors in various jurisdictions.

Our consolidated financial statements include all assets, liabilities, revenues, and expenses of less-than-100%-owned affiliates we control. Accordingly, we have recorded minority interests in the earnings and equity of such entities. As of December 31, 2007 and 2006, approximately $7.8 million and $183.7 million, respectively, of our consolidated Minority interest in equity of consolidated affiliates represent minority interests associated with our surgery centers, outpatient, and diagnostic divisions.

Surgery Centers Division—

As discussed in Note 1, Summary of Significant Accounting Policies, the transaction to sell our surgery centers division to ASC closed on June 29, 2007, other than with respect to certain facilities in Connecticut, Rhode Island, and Illinois for which approvals for the transfer to ASC had not yet been received as of such date. The purchase price consisted of cash consideration of $920 million, subject to certain adjustments, and a contingent option to acquire up to a 5% equity interest in the new company. The net cash proceeds received at closing, after deducting deal and separation costs, purchase price adjustments, and approximately $15.5 million of debt assumed by ASC, approximated $860.7 million.

As noted above, the closing of the sale of the surgery centers division occurred on June 29, 2007, other than with respect to certain facilities for which approvals for the transfer to ASC had not yet been received as of such date. In connection with the closing, HealthSouth and ASC agreed, among other things, that HealthSouth would retain its ownership interest in certain surgery centers until regulatory approvals for the transfer of such surgery centers to ASC were received. In that regard, ASC would manage the operations of such surgery centers until such

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

approvals had been received, and HealthSouth and ASC entered into arrangements designed to place them in approximately the same economic position, whether positive or negative, they would have occupied had all regulatory approvals been received prior to closing. Upon receipt of such approvals, HealthSouth’s ownership interest in such facilities would be transferred to ASC. No portion of the purchase price was withheld at closing pending the transfer of these facilities. In the event regulatory approval for the transfer of any such facility is not received within one year, HealthSouth would be required to return to ASC a portion of the purchase price allocated to such facility.

In August and November 2007, we received approval for the transfer of the applicable facilities in Connecticut and Rhode Island, respectively, but approval for the applicable facilities in Illinois remained pending as of December 31, 2007. On January 28, 2008, we received approval for the change in control of five of the six Illinois facilities. The sixth facility has an outstanding relocation project, and we expect to file the application for change in control for this facility when the relocation project is complete, which is expected to be in late 2008 or early 2009. In the interim, we will maintain our management agreement with ASC with respect to this facility.

During 2007, we also reached an agreement with certain of our remaining partners to sell an additional facility to ASC. This facility was an opt-out partnership at the time the original transaction closed with ASC. After deducting deal and separation costs, we received approximately $16.2 million of net cash proceeds in conjunction with the sale of this facility.

The assets and liabilities presented below for the surgery centers division include the assets and liabilities associated with those facilities that had not been transferred as of December 31, 2007, as these assets are not transferred until approval for such transfer is obtained. As of December 31, 2007, we have deferred approximately $66.3 million of cash proceeds received at closing associated with the facilities that were awaiting regulatory approval for the transfer of such facilities to ASC as of December 31, 2007. We will continue to report the results of operations of those facilities in discontinued operations until the transfer of the facilities occurs.

The assets and liabilities of the surgery centers division reported as held for sale consist of the following (in millions):

	As of December 31,
	2007	2006
Assets:
Cash and cash equivalents	$ 0.4	$ 12.0
Restricted cash	0.2	31.8
Accounts receivable, net	2.6	84.5
Other current assets	2.0	9.0
Total current assets	5.2	137.3
Property and equipment, net	9.1	181.3
Goodwill	48.8	462.5
Intangible assets, net	1.9	17.8
Other long-term assets	1.1	24.1
Total long-term assets	60.9	685.7
Total assets	$ 66.1	$ 823.0
Liabilities:
Current portion of long-term debt	$ 0.4	$ 2.2
Accounts payable	1.3	22.4
Accrued expenses and other current liabilities	5.8	53.8
Deferred amounts related to sale of surgery centers division	66.3	–
Total current liabilities	73.8	78.4
Long-term debt, net of current portion	2.4	17.9
Other long-term liabilities	0.3	7.3
Total long-term liabilities	2.7	25.2
Total liabilities	$ 76.5	$ 103.6

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The operating results of the surgery centers division included in discontinued operations consist of the following (in millions):

	For the Year Ended December 31,
	2007	2006	2005
Net operating revenues	$ 381.7	$ 746.3	$ 790.2
Costs and expenses	359.6	774.3	779.7
Impairments	4.8	2.4	4.4
Income (loss) from discontinued operations	17.3	(30.4)	6.1
Gain on disposal of assets of discontinued operations	1.9	17.3	5.3
Gain on divestiture of division	314.9	–	–
Income tax benefit (expense)	18.4	(18.1)	(34.5)
Income (loss) from discontinued operations, net of tax	$ 352.5	$ (31.2)	$ (23.1)

As a result of the disposition of our surgery centers division, we recorded a $376.3 million post-tax gain on disposal during the year ended December 31, 2007. We expect to record an additional post-tax gain of approximately $30 million to $40 million for the facilities that remained pending in Illinois as of December 31, 2007.

In connection with this divestiture, we entered into a transition services agreement (“TSA”) with ASC whereby we continue to provide back-office services related to the operations of our surgery centers division. As of December 31, 2007, these back-office services include certain information technology and accounting services. The TSA is scheduled to expire in 2008. ASC compensates us for these services, as outlined in the TSA. Such compensation is not material to either HealthSouth or the operations of the surgery centers division.

Outpatient Division—

As discussed in Note 1, Summary of Significant Accounting Policies, the transaction to sell our outpatient rehabilitation division to Select Medical closed on May 1, 2007, other than with respect to certain facilities for which approvals for the transfer to Select Medical had not yet been received as of such date. In connection with the closing of the sale of this division, we entered into a letter agreement with Select Medical whereby we agreed, among other things, we would retain certain outpatient facilities until certain state regulatory approvals for the transfer of such facilities to Select Medical were received. In that regard, we entered into agreements with Select Medical whereby Select Medical managed certain operations of the applicable facilities until such approvals were received. Approximately $24 million of the $245 million purchase price was withheld pending the transfer of these facilities. The net cash proceeds received at closing, after deducting deal and separation costs, purchase price adjustments, and approximately $3.2 million of debt assumed by Select Medical, approximated $200.4 million. Subsequent to closing, we received approval and transferred the remaining facilities to Select Medical, and we received additional sale proceeds in November 2007.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The assets and liabilities of the outpatient division reported as held for sale consist of the following (in millions):

	As of December 31,
	2007	2006
Assets:
Cash and cash equivalents	$ –	$ 0.6
Accounts receivable, net	0.1	36.9
Other current assets	4.4	1.5
Total current assets	4.5	39.0
Property and equipment, net	–	32.7
Goodwill	–	28.4
Intangible assets, net	–	3.7
Other long-term assets	–	0.3
Total long-term assets	–	65.1
Total assets	$ 4.5	$ 104.1
Liabilities:
Current portion of long-term debt	$ –	$ 0.7
Accounts payable	–	2.8
Accrued expenses and other current liabilities	8.3	24.2
Total current liabilities	8.3	27.7
Long-term debt, net of current portion	–	2.2
Other long-term liabilities	–	3.1
Total long-term liabilities	–	5.3
Total liabilities	$ 8.3	$ 33.0

The operating results of the outpatient division included in discontinued operations consist of the following (in millions):

	For the Year Ended December 31,
	2007	2006	2005
Net operating revenues	$ 127.3	$ 329.8	$ 391.7
Costs and expenses	110.1	321.5	374.1
Impairments	0.2	1.0	0.7
Income from discontinued operations	17.0	7.3	16.9
(Loss) gain on disposal of assets of discontinued operations	(1.3)	0.3	(2.5)
Gain on divestiture of division	145.3	–	–
Income tax (expense) benefit	(16.0)	(0.4)	15.7
Income from discontinued operations, net of tax	$ 145.0	$ 7.2	$ 30.1

As a result of the disposition of our outpatient division, we recorded a $145.7 million post-tax gain on disposal during the year ended December 31, 2007.

Diagnostic Division—

As discussed in Note 1, Summary of Significant Accounting Policies, during 2007, we entered into an agreement with The Gores Group to sell our diagnostic division. This transaction closed on July 31, 2007, other than with respect to one facility for which approval for the transfer had not yet been received as of such date. The net cash proceeds received at closing, after deducting deal and separation costs and purchase price adjustments, approximated $39.7 million.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The assets and liabilities of the diagnostic division reported as held for sale consist of the following (in millions):

	As of December 31,
	2007	2006
Assets:
Cash and cash equivalents	$ –	$ 1.0
Accounts receivable, net	–	29.4
Other current assets	–	2.3
Total current assets	–	32.7
Property and equipment, net	3.2	72.3
Intangible assets, net	–	4.2
Other long-term assets	0.1	3.2
Total long-term assets	3.3	79.7
Total assets	$ 3.3	$ 112.4
Liabilities:
Current portion of long-term debt	$ –	$ 0.5
Accounts payable	–	11.5
Accrued expenses and other current liabilities	1.5	10.2
Total current liabilities	1.5	22.2
Long-term debt, net of current portion	–	2.1
Other long-term liabilities	0.2	4.5
Total long-term liabilities	0.2	6.6
Total liabilities	$ 1.7	$ 28.8

The operating results of the diagnostic division included in discontinued operations consist of the following (in millions):

	For the Year Ended December 31,
	2007	2006	2005
Net operating revenues	$ 92.0	$ 197.8	$ 220.5
Costs and expenses	97.2	237.8	222.7
Impairments	33.2	4.5	5.0
Loss from discontinued operations	(38.4)	(44.5)	(7.2)
Gain on disposal of assets of discontinued operations	2.9	5.9	0.7
Loss on divestiture of division	(8.3)	–	–
Income tax expense	–	(0.1)	–
Loss from discontinued operations, net of tax	$ (43.8)	$ (38.7)	$ (6.5)

During the first quarter of 2007, we wrote the intangible assets and certain long-lived assets of our diagnostic division down to their estimated fair value based on the estimated net proceeds to be received from the divestiture of the division. This charge is included in impairments in the above results of operations of our diagnostic division. As a result of the disposition of our diagnostic division, we recorded an approximate $8.3 million post-tax loss on disposal during the year ended December 31, 2007. This loss primarily resulted from working capital adjustments based on the final balance sheet.

In connection with the divestiture of our diagnostic division, we entered into a TSA with an affiliate of The Gores Group whereby we continue to provide back office services, primarily related to communications support services, related to the operations of our diagnostic division. This TSA is scheduled to expire in the first half of 2008. We also entered into an agreement whereby an affiliate of The Gores Group provides certain services related to the accounts receivable and other assets and operations we retained. This agreement is scheduled to expire in the latter half of 2008, but is subject to a short extension period. The compensation we pay and receive related to these services is not material to either HealthSouth or the operations of the diagnostic division.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

17.	Income Taxes:

HealthSouth is subject to U.S. federal, state, and local income taxes. Our Loss from continuing operations before income tax (benefit) expense is as follows (in millions):

	For the Year Ended December 31,
	2007	2006	2005
Loss from continuing operations before income tax
(benefit) expense	$ (123.6)	$ (514.6)	$ (367.0)

The significant components of the provision for income taxes related to continuing operations are as follows (in millions):

	For the Year Ended December 31,
	2007	2006	2005
Current:
Federal	$ (300.2)	$ (0.3)	$ 4.2
State and local	(30.2)	6.4	15.8
Total current (benefit) expense	(330.4)	6.1	20.0
Deferred:
Federal	5.5	15.6	1.5
State and local	2.5	0.7	(1.9)
Total deferred expense (benefit)	8.0	16.3	(0.4)
Total income tax (benefit) expense related to continuing
operations	$ (322.4)	$ 22.4	$ 19.6

During 2007, we received total net income tax refunds of approximately $438.2 million, the majority of which related to our settlement of federal income taxes with the IRS. In the third quarter of 2007, we settled all federal income tax issues outstanding with the IRS for the tax years 1996 through 1999, and the Joint Committee of Congress reviewed and approved the associated tax refunds due to the Company. In October 2007, the Company received a total cash refund of approximately $440 million, including $296 million of federal income tax refunds and $144 million of associated interest. Approximately $405 million of this federal income tax recovery was used to pay down long-term debt, as discussed in Note 8, Long-term Debt.

During 2006 and 2005, we received net income tax refunds of $12.4 million and $4.8 million, respectively. Net income tax refunds in these years were attributable to payments for estimated income taxes offset by payments that exceeded the actual tax liabilities, net operating loss carryback claims received, settlements of previous audits, and certain amended state income tax returns.

A reconciliation of differences between the federal income tax at statutory rates and our actual income tax (benefit) expense on loss from continuing operations, which include federal, state, and other income taxes, is as follows:

	For the Year Ended December 31,
	2007	2006	2005
Tax benefit at statutory rate	(35.0%)	(35.0%)	(35.0%)
(Decrease) increase in tax rate resulting from:
State income taxes, net of federal tax benefit	(7.0%)	1.2%	4.3%
Indefinite-lived assets	4.8%	4.0%	(1.5%)
Interest, net	(102.8%)	(0.6%)	0.0%
Settlement of tax claims	(123.5%)	0.0%	0.0%
Other, net	1.0%	1.2%	(0.3%)
Increase in valuation allowance	1.7%	33.6%	37.8%
Income tax (benefit) expense	(260.8%)	4.4%	5.3%

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The income tax benefit at the statutory rate is the expected tax benefit resulting from the loss due to continuing operations. Our income tax benefit in 2007 primarily resulted from our settlement of federal income taxes, including interest, for the years 1996 through 1999 in excess of the estimated amounts previously accrued, as discussed above. However, we had income tax expense in 2006 and 2005 due to state income taxes associated with certain subsidiaries that file separate state income tax returns, corporate joint ventures that file separate federal income tax returns, an increase in taxes associated with certain indefinite-lived assets, and an increase in the valuation allowance.

Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss (“NOL”) carryforwards. The significant components of HealthSouth’s deferred tax assets and liabilities are as follows (in millions):

	As of December 31,
	2007	2006
Deferred income tax assets:
Net operating loss	$ 759.7	$ 740.5
Allowance for doubtful accounts	54.8	98.9
Accrual for government, class action, and related settlements	49.0	93.1
Insurance reserve	45.2	39.0
Other accruals	14.4	14.3
Property, net	91.7	125.0
Intangibles	5.9	105.2
Carrying value of partnerships	31.6	9.2
Other	10.8	1.8
Total deferred income tax assets	1,063.1	1,227.0
Less: Valuation allowance	(1,058.6)	(1,220.7)
Net deferred income tax assets	4.5	6.3
Deferred income tax liabilities:
Intangibles	(31.4)	(83.1)
Other	(2.0)	(2.3)
Total deferred income tax liabilities	(33.4)	(85.4)
Net deferred income tax liabilities	(28.9)	(79.1)
Less: Current deferred tax assets	0.9	0.9
Noncurrent deferred tax liabilities	$ (29.8)	$ (80.0)

The current deferred tax assets as of December 31, 2007 and 2006 are included in Other current assets in our consolidated balance sheets.

FASB Statement No. 109 requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. We based our decision to establish a valuation allowance primarily on negative evidence of cumulative losses in recent years. After consideration of all evidence, both positive and negative, management concluded it is more likely than not we will not realize a portion of our deferred tax assets. Consequently, a valuation allowance of $1.1 billion and $1.2 billion is necessary for the years ended December 31, 2007 and 2006, respectively.

For the years ended December 31, 2007, 2006, and 2005, the net (decreases) increases in our valuation allowance were ($162.1) million, $341.3 million, and $135.1 million, respectively. The decrease in the valuation allowance for 2007 relates primarily to decreases in deferred tax assets arising from the divestitures of our surgery centers and outpatient divisions. This decrease was offset, in part, by an increase in net operating losses as a result of 2007 operations. During 2006 and 2005, the valuation allowance increased in part also as a result of certain deferred tax liabilities that are indefinite-lived, which inherently means the reversal period of these liabilities is unknown. Therefore, for scheduling the expected utilization of deferred tax assets as required by FASB Statement No. 109,

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

these indefinite-lived liabilities cannot be looked upon as a source of future taxable income, and an additional valuation allowance must be established. In 2006, an additional liability was established as a result of carrying value differences in partnerships resulting from accounting adjustments for past years in which we are precluded from filing amended partnership returns due to the statute of limitations being closed. The IRS is currently examining our originally filed 2000 through 2003 federal consolidated income tax returns.

At December 31, 2007, HealthSouth had unused federal and state net operating loss carryforwards of approximately $1.8 billion and $746.9 million, respectively. Such losses expire in various amounts at varying times through 2027. These NOL carryforwards result in a deferred tax asset of approximately $759.7 million at December 31, 2007. A valuation allowance is being taken against our net deferred tax assets, exclusive of indefinite-lived intangibles discussed above, including these loss carryforwards.

We filed claims to amend our income tax returns for the years 2000 through 2003, currently under audit by the IRS, which claimed significant tax net operating losses. Such losses may be carried back to reclaim any available federal income taxes paid in prior years or carried forward to mitigate future tax liabilities.

We adopted FASB Interpretation No. 48, on January 1, 2007. As a result of our adoption of FASB Interpretation No. 48, we recognized a $4.2 million increase to reserves for uncertain tax positions. This increase was accounted for as an addition to Accumulated deficit as of January 1, 2007. Including the cumulative effect increase to the reserves for uncertain tax positions, at the beginning of the year, we had approximately $267.4 million of total gross unrecognized tax benefits, of which approximately $247.0 million would affect our effective tax rate if recognized. The amount of the unrecognized tax benefits changed significantly during the year ended December 31, 2007 due to the settlement with the IRS for the tax years 1996 through 1999, as discussed above. Total accrued interest expense and accrued interest income related to unrecognized tax benefits at December 31, 2007 were $13.3 million and $1.6 million, respectively. Total remaining gross unrecognized tax benefits were $138.2 million as of December 31, 2007, all of which would affect the Company’s effective tax rate.

A reconciliation of the change in our unrecognized tax benefits from January 1, 2007 to December 31, 2007 is as follows (in millions):

	Gross Unrecognized Income Tax Benefits	Accrued Interest and Penalties
Balance at January 1, 2007	$ 267.4	$ 9.8
Gross amount of increases in unrecognized tax
benefits related to prior periods	33.6	3.5
Gross amount of decreases in unrecognized tax
benefits related to prior periods	(26.0)	(1.6)
Gross amount of increases in unrecognized tax
benefits related to the current period	0.1	–
Decreases in unrecognized tax benefits relating
to settlements with taxing authorities	(134.2)	–
Reductions to unrecognized tax benefits as a
result of a lapse of the applicable statute of
limitations	(2.7)	–
Balance at December 31, 2007	$ 138.2	$ 11.7

We continue to actively pursue the maximization of our remaining income tax refund claims. The process of resolving these tax matters with the applicable taxing authorities will continue throughout 2008, and will likely extend into 2009. Although management believes its estimates and judgments related to these claims are reasonable, depending on the ultimate resolution of these tax matters, actual amounts recovered could differ from management’s estimates, and such differences could be material.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2007 and 2006, we recorded $127.0 million and $3.7 million of interest

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

income, respectively, as part of our income tax provision. In 2007, virtually all of this interest income related to the resolution of the federal income tax issues described above. Total accrued interest income was $19.5 million and $36.8 million as of December 31, 2007 and 2006, respectively.

HealthSouth and its subsidiaries’ federal and state income tax returns are periodically examined by various regulatory taxing authorities. In connection with such examinations, we have settled our federal income tax liabilities with the IRS for all tax years through 1999. The IRS initiated its audit of the tax years 2000 through 2003 in September 2007. Amounts related to these tax contingencies have been considered by management in its estimate of our potential net recovery of prior income taxes. However, at this time, we cannot estimate a range of the reasonably possible change that may occur.

18.	Earnings (Loss) per Common Share:

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

	For the Year Ended December 31,
	2007	2006	2005
Basic:
Numerator:
Income (loss) from continuing operations	$ 198.8	$ (537.0)	$ (386.6)
Less: Convertible perpetual preferred stock dividends	(26.0)	(22.2)	–
Income (loss) from continuing operations available to
common shareholders	172.8	(559.2)	(386.6)
Income (loss) from discontinued operations, net of tax	454.6	(88.0)	(59.4)
Net income (loss) available to common shareholders	$ 627.4	$ (647.2)	$ (446.0)

Denominator:
Basic weighted average common shares outstanding	78.7	79.5	79.3

Basic earnings (loss) per common share:
Income (loss) from continuing operations available to
common shareholders	$ 2.20	$ (7.03)	$ (4.87)
Income (loss) from discontinued operations, net of tax	5.77	(1.11)	(0.75)
Net income (loss) per share available to common shareholders	$ 7.97	$ (8.14)	$ (5.62)

Diluted:
Numerator:
Income (loss) from continuing operations	$ 198.8	$ (537.0)	$ (386.6)
Income (loss) from discontinued operations, net of tax	454.6	(88.0)	(59.4)
Net income (loss) available to common shareholders	$ 653.4	$ (625.0)	$ (446.0)

Denominator:
Diluted weighted average common shares outstanding	92.0	90.3	79.6

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$ 2.16	$ (7.03)	$ (4.87)
Income (loss) from discontinued operations, net of tax	4.94	(1.11)	(0.75)
Net income (loss) per share available to common shareholders	$ 7.10	$ (8.14)	$ (5.62)

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options, restricted stock awards, restricted stock units, and convertible perpetual preferred stock. For the years ended December 31, 2007, 2006, and 2005, the number of potential shares approximated 13.3 million, 10.8 million, and 0.3 million, respectively. For the years ended December 31, 2007 and 2006, approximately 13.1 million and 10.7 million, respectively, of the potential shares relates to our Convertible perpetual preferred stock. For the years ended December 31, 2006 and 2005, including these potential common shares in the denominator resulted in an antidilutive per share amount due to our Loss from continuing operations available to common shareholders. Therefore, under the guidance in FASB Statement No. 128, Earnings per Share, basic and diluted loss per common share amounts are the same for 2006 and 2005.

Options to purchase approximately 2.4 million, 3.4 million, and 2.0 million shares of common stock were outstanding during 2007, 2006, and 2005, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.

In January 2004, we repaid our then-outstanding 3.25% Convertible Debentures using the net proceeds of a loan arranged by Credit Suisse First Boston. In connection with this transaction, we issued warrants to the lender to purchase two million shares of our common stock. Each warrant has a term of ten years from the date of issuance and an exercise price of $32.50 per share. The warrants were not assumed exercised for dilutive shares outstanding because they were antidilutive in the periods presented.

In March 2006, we issued 400,000 shares of convertible perpetual preferred stock as part of a recapitalization of HealthSouth. We use the if-converted method to include the convertible perpetual preferred stock in our computation of diluted earnings per share.

In September 2006, we agreed to issue approximately 5.0 million shares of common stock and warrants to purchase approximately 8.2 million shares of common stock to settle our class action securities litigation. This agreement received final court approval on January 11, 2007. As of December 31, 2007, these shares of common stock and warrants have not been issued and are not included in our basic or diluted common shares outstanding. For additional information, see Note 20, Settlements.

19.	Related Party Transactions:

The Company has entered into certain transactions involving former directors, officers, and employees. We have summarized material related party transactions as follows:

Meadowbrook Healthcare, Inc.—

In 2001 and 2002, we reserved approximately $38.0 million related to amounts due from Meadowbrook Healthcare, Inc. (“Meadowbrook”), an entity formed by one of our former chief financial officers, related to net working capital advances made to Meadowbrook during 2001 and 2002. In August 2005, we received a cash payment of $37.9 million from Meadowbrook. This cash payment is included as Recovery of amounts due from Meadowbrook in our 2005 consolidated statement of operations. See Note 21, Contingencies and Other Commitments, for information regarding litigation between HealthSouth and Meadowbrook.

Source Medical—

In April 2001, we established Source Medical to continue development and allow commercial marketing of a wireless clinical documentation system originally developed by HealthSouth. This proprietary software was referred to internally as “HCAP” and was later marketed by Source Medical under the name “TherapySource.” At the time of our initial investment, certain of our directors, executive officers, and employees also purchased shares of Source Medical’s common stock. As discussed below, during 2007, we sold our remaining investment in Source Medical to Source Medical.

Historically, we made working capital advances to Source Medical, primarily to continue to develop HCAP. We also guaranteed certain Source Medical borrowings with unrelated third parties. Over the years, these amounts were called by the unrelated third parties, and we were required to perform under these guarantees. We

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

previously accrued these working capital advances and guarantees as uncollectible amounts due from Source Medical.

In the fourth quarter of 2005, we received a $5.0 million payment from Source Medical related to one of the third-party loans we guaranteed. As a result of a March 2006 dismissal of certain matters related to litigation between Source Medical and an unrelated third party involved in an acquisition, in the first quarter of 2006, we reversed a $6.0 million liability (through a reduction of General and administrative expenses) we had recorded for a promissory note executed by Source Medical as part of the acquisition that was subject to litigation. Additionally, in May 2006, we received a payment of $6.9 million in full satisfaction of all the then outstanding notes receivable and accrued interest due from Source Medical. This payment was included as a reduction of Other operating expenses in our consolidated statement of operations for the year ended December 31, 2006.

We continued to lease HCAP software from Source Medical and pay them for custom software development and other miscellaneous services during 2007, 2006, and 2005. During 2007, 2006, and 2005, we paid approximately $1.5 million, $5.0 million, and $6.1 million, respectively, to Source Medical for these types of services.

During 2007, we sold our remaining investment in Source Medical to Source Medical and recorded a gain on sale of approximately $8.6 million. This gain is included in Other income in our consolidated statement of operations for the year ended December 31, 2007. As a result of this transaction, we have no further affiliation or material related party contracts with Source Medical.

20.	Settlements:

Medicare Program Settlement—

The Civil DOJ Settlement—

On January 23, 2002, the United States intervened in four lawsuits filed against us under the federal civil False Claims Act. These so-called “qui tam” (i.e. whistleblower) lawsuits were transferred to the Western District of Texas and were consolidated under the caption United States ex rel. Devage v. HealthSouth Corp., et al., No. 98-CA-0372 (DWS) (W.D. Tex. San Antonio). On April 10, 2003, the United States informed us it was expanding its investigation to review whether fraudulent accounting practices affected our previously submitted Medicare cost reports.

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

Pursuant to the Settlement Agreement, we agreed to make cash payments to the United States in the aggregate amount of $325 million, plus accrued interest from November 4, 2004 at an annual rate of 4.125%. The United States agreed, in turn, to pay the Relators the portion of the settlement amount due to the Relators pursuant to the terms of the Settlement Agreement. As of December 31, 2006, approximately $86.7 million of the cash settlement amount was included in Government, class action, and related settlements in our consolidated balance sheet. In 2007, we made the final payments and completed our financial obligation under the settlement.

The Settlement Agreement provides for our release by the United States from any civil or administrative monetary claim the United States had or may have had relating to Covered Conduct that occurred on or before December 31, 2002 (with the exception of Covered Conduct for certain outlier payments, for which the release date

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

The CIA also requires that we engage an Independent Review Organization (“IRO”) to assist us in assessing and evaluating: (1) our billing, coding, and cost reporting practices with respect to our inpatient rehabilitation hospitals, (2) our billing and coding practices for outpatient items and services furnished by outpatient departments of our inpatient hospitals; and (3) certain other obligations pursuant to the CIA and the Settlement Agreement. We engaged PricewaterhouseCoopers LLP to serve as our IRO.

On April 28, 2005, we submitted an implementation report to the HHS-OIG stating that we had, within the 90-day time frame, materially complied with the initial requirements of this new CIA. In addition, on April 28, 2006 and April 27, 2007, we submitted our first and second annual reports, respectively, under the CIA, each of which included a report by our IRO.

We entered into a first addendum to our CIA which requires additional compliance training and annual audits of billing practices relating to prosthetic and orthotic devices. The addendum has a term of three years and will run concurrently with our existing five-year CIA. On December 14, 2007, we entered into a second addendum to our CIA, which requires additional compliance training and annual audits related to arrangements with referral sources. This addendum also runs concurrently with our existing five-year CIA.

As discussed in Note 21, Contingencies and Other Commitments, we entered into an addendum to our CIA which requires additional compliance training and annual audits of billing practices relating to prosthetic and orthotic devices. The addendum has a term of three years and will run concurrently with our existing five-year CIA.

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

SEC Settlement—

On June 6, 2005, the SEC approved a settlement (the “SEC Settlement”) with us relating to the action filed by the SEC on March 19, 2003 captioned SEC v. HealthSouth Corporation and Richard M. Scrushy, No. CV-03-J-0615-S (N.D. Ala.) (the “SEC Litigation”). That lawsuit alleges that HealthSouth and Mr. Scrushy, violated and/or aided and abetted violations of the antifraud, reporting, books-and-records, and internal controls provisions of the federal securities laws.

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

We made all payments under the SEC Settlement in accordance with the above schedule. As of December 31, 2006, the $50.0 million due under the SEC Settlement during 2007 was included in Government, class action, and related settlements in our consolidated balance sheet. The plan for distribution of the fund created by our payments under the SEC Settlement (the “Disgorgement Fund”) is discussed below in this Note in connection with the settlement fund relating to the Consolidated Securities Action at “Securities Litigation Settlement”.

The SEC Settlement also provides that we must treat the amounts ordered to be paid as civil penalties paid to the government for all purposes, including all tax purposes, and that we will not be able to be reimbursed or indemnified for such payments through insurance or any other source, or use such payments to set off or reduce any award of compensatory damages to plaintiffs in related securities litigation pending against us.

In addition to the payments described above, we have complied with all other obligations under the SEC Settlement.

In connection with the SEC Settlement, we consented to the entry of a final judgment in the SEC Litigation (which judgment was entered by the United States District Court for the Northern District of Alabama, Southern Division) to implement the terms of the SEC Settlement.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

On January 8, 2004, the plaintiffs in the Consolidated Securities Action filed a consolidated class action complaint. The complaint names us as a defendant, as well as more than 30 of our current and former employees, officers and directors, the underwriters of our debt securities, and our former auditor. The complaint alleges, among other things, (1) that we misrepresented or failed to disclose certain material facts concerning our business and financial condition and the impact of the Balanced Budget Act of 1997 on our operations in order to artificially inflate the price of our common stock, (2) that from January 14, 2002 through August 27, 2002, we misrepresented or failed to disclose certain material facts concerning our business and financial condition and the impact of the changes in Medicare reimbursement for outpatient therapy services on our operations in order to artificially inflate the price of our common stock, and that some of the individual defendants sold shares of such stock during the purported class period, and (3) that Mr. Scrushy instructed certain former senior officers and accounting personnel to materially inflate our earnings to match Wall Street analysts’ expectations, and that senior officers of HealthSouth and other members of a self-described “family” held meetings to discuss the means by which our earnings could be inflated and that some of the individual defendants sold shares of our common stock during the purported class period. The consolidated class action complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act, and claims under Sections 10(b), 14(a), 20(a) and 20A of the 1934 Act.

On February 22, 2006, we announced we had reached a preliminary agreement in principle with the lead plaintiffs in the Stockholder Securities Action, the Bondholder Securities Action, and the derivative litigation, as well as with our insurance carriers, to settle claims filed in those actions against us and many of our former directors and officers. On September 26, 2006, the plaintiffs in the Stockholder Securities Action and the Bondholder Securities Action, HealthSouth, and certain individual former HealthSouth employees and board members entered into and filed a stipulation of partial settlement of this litigation. We also entered into definitive agreements with the lead plaintiffs in these actions and the derivative actions, as well as certain of our insurance carriers, to settle the litigation. These settlement agreements memorialized the terms contained in the preliminary agreement in principle entered into in February 2006. On September 28, 2006, the United States District Court entered an order preliminarily approving the stipulation and settlement. Following a period to allow class members to opt out of the settlement and for objections to the settlement to be lodged, the Court held a hearing on January 8, 2007 and determined the proposed settlement is fair, reasonable and adequate to the class members and that it should receive final approval. An order approving the settlement was entered on January 11, 2007. Individual class members representing approximately 205,000 shares of common stock and one bondholder with a face value of $1.5 million elected to be excluded from the settlement. The order approving the settlement bars claims by the non-settling defendants arising out of or relating to the Stockholder Securities Action, the Bondholder Securities Action, and the

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

derivative litigation but does not prevent other security holders excluded from the settlement from asserting claims directly against the Company.

Under the settlement agreements, federal securities and fraud claims brought in the Consolidated Securities Action against us and certain of our former directors and officers were settled in exchange for aggregate consideration of $445 million, consisting of HealthSouth common stock and warrants valued at $215 million and cash payments by HealthSouth’s insurance carriers of $230 million. In addition, the settlement agreements provided that the plaintiffs in the Stockholder Securities Action and the Bondholder Securities Action will receive 25% of any net recoveries from future judgments obtained by us or on our behalf with respect to certain claims against Mr. Scrushy, our former chairman and chief executive officer (excluding the $48 million judgment against Mr. Scrushy on January 3, 2006, as discussed in Note 21, Contingencies and Other Commitments), Ernst & Young LLP, our former auditor, and UBS Securities, LLC, our former primary investment bank, each of which remains a defendant in the derivative actions as well as the Consolidated Securities Action. The settlement agreements were subject to the satisfaction of a number of conditions, including final approval of the United States District Court and the approval of bar orders in the Consolidated Securities Action and the derivative litigation by the United States District Court and the Alabama Circuit Court that would, among other things, preclude certain claims by the non-settling co-defendants against HealthSouth and the insurance carriers relating to matters covered by the settlement agreements. As more fully described in Note 21, Contingencies and Other Commitments, that approval was obtained on January 11, 2007. The settlement agreements also required HealthSouth to indemnify the settling insurance carriers, to the extent permitted by law, for any amounts they are legally obligated to pay to any non-settling defendants. As of December 31, 2007, we have not recorded a liability regarding these indemnifications, as we do not believe it is probable we will have to perform under the indemnification portion of these settlement agreements and any amount we would be required to pay is not estimable at this time.

The fund of common stock, warrants, and cash created by settlement of the Consolidated Securities Action (the “Settlement Fund”) and the Disgorgement Fund were the subject of a joint order entered in the United States District Court for the Northern District of Alabama on October 3, 2007. The order approved the form and manner of notice, to be provided to potential claimants of the Settlement Fund and the Disgorgement Fund, regarding the proposed plan of allocation in the Consolidated Securities Action and the distribution plan under the SEC Settlement. Pursuant to the order, eligible claimants may file objections to the plan of allocation in the Consolidated Securities Action or the distribution plan under the SEC Settlement on or before December 15, 2007. On February 7, 2008, the court held a joint fairness hearing approving the plan of allocation. Unless the court orders otherwise, all claims to distributions from the Settlement Fund or the Disgorgement Fund must be submitted by February 28, 2008, in accordance with the forms and procedures approved in the order.

Despite approval of the securities class action settlement, there are class members who have elected to opt out of the securities class action settlement and pursue claims individually. In addition, AIG Global Investment Corporation (“AIG”), which failed to opt out of the class settlement on a timely basis, has requested that the court allow it to opt out despite missing the district court’s deadline. In the court’s Partial Final Judgment and Order of Dismissal with Prejudice dated January 11, 2007, the court found that allowing AIG to opt out after the deadline would result in serious prejudice to us and denied AIG’s request for an expansion of time to opt out. On January 26, 2007, AIG moved for reconsideration of the court’s decision on this issue. On March 22, 2007, the district court denied AIG’s motion for reconsideration. On April 17, 2007, AIG filed a notice of appeal with the Eleventh Circuit Court of Appeals. The appeal has been consolidated with the appeal by Mr. Scrushy of one provision in the bar order in the securities litigation settlement, and has been fully briefed. The Eleventh Circuit Court of Appeals has set oral argument on the appeal for April 17, 2008. If the appellate court were to reverse the district court’s denial of AIG’s motions and allow AIG to opt out despite missing the deadline, AIG would likely bring individual claims alleging substantial damages relating to the purchase by AIG and its affiliates of HealthSouth bonds. If AIG is not successful with an appeal of that denial, AIG’s individual claims would be precluded by the securities class action settlement.

We recorded a charge of $215.0 million as Government, class action, and related settlements in our 2005 consolidated statement of operations. During 2006, we reduced our liability for this settlement by approximately $31.2 million based on the value of our common stock and the associated common stock warrants on the date the order granting court approval was entered. During the year ended December 31, 2007, we further reduced our liability for this settlement by an additional $24.0 million based on the value of our common stock and the

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

associated common stock warrants at year end. The corresponding liability of $159.8 million and $183.8 million as of December 31, 2007 and December 31, 2006, respectively, is included in Government, class action, and related settlements in our consolidated balance sheets. The charge for this settlement will be revised in future periods to reflect additional changes in the fair value of the common stock and warrants until they are issued. Distribution of the underlying common stock and warrants to purchase shares of common stock cannot occur until the order described above becomes a final, non-appealable order. At this time, and as noted above, an appeal is outstanding with the Eleventh Circuit Court of Appeals.

In addition, Government, class action, and related settlements in our consolidated balance sheets also includes a liability in the amount of $230.0 million in order to state the total liability related to the securities litigation settlement at the aggregate value of the consideration to be exchanged for the securities to be issued by us and the cash to be paid by the insurers. The related receivable from our insurers in the amount of $230.0 million is included in our consolidated balance sheets as Insurance recoveries receivable.

Insurance Coverage Litigation—

In 2003, approximately 14 insurance companies filed complaints in state and federal courts in Alabama, Delaware, and Georgia alleging the insurance policies issued by those companies to us and/or some of our directors and officers should be rescinded on grounds of fraudulent inducement. The complaints also sought a declaration that we and/or some of our current and former directors and officers are not covered under various insurance policies. These lawsuits challenged the majority of our director and officer liability policies, including our primary director and officer liability policy in effect for the claims at issue. Actions filed by insurance companies in the United States District Court for the Northern District of Alabama were consolidated for pretrial and discovery purposes under the caption In re HealthSouth Corp. Insurance Litigation, Consolidated Case No. CV-03-BE-1139-S. Four lawsuits filed by insurance companies in the Circuit Court of Jefferson County, Alabama were consolidated with the Tucker case for discovery and other pretrial purposes. See Note 21, Contingencies and Other Commitments, “Derivative Litigation”. Cases related to insurance coverage that were filed in Georgia and Delaware have been dismissed. We filed counterclaims against a number of the plaintiffs in these cases alleging, among other things, bad faith for wrongful failure to provide coverage.

On September 26, 2006, in connection with the settlement of the Consolidated Securities Action and derivative litigation, we executed a settlement agreement with the insurers that is substantively consistent with the preliminary agreement in principle reached in February 2006. The settlement agreement also requires HealthSouth to indemnify the settling insurance carriers, to the extent permitted by law, for any amounts they are legally obligated to pay to any non-settling defendants. As a result of the settlement, the consolidated insurance litigation pending in the United States District Court for the Northern District of Alabama has been dismissed without prejudice. The four insurance actions filed in the Circuit Court of Jefferson County have been placed on the Court’s administrative docket and will be dismissed in the event the Eleventh Circuit Court of Appeals denies Mr. Scrushy’s appeal of one provision of the bar order relating to the settlement.

Non-Prosecution Agreement—

On May 17, 2006, we entered into a non-prosecution agreement (the “Non-Prosecution Agreement”) with the DOJ with respect to the accounting fraud committed by members of our former management. We pledged to continue our cooperation with the DOJ and paid $3.0 million to the U.S. Postal Inspection Services Consumer Fraud Fund during the second quarter of 2006 in connection with the execution of the Non-Prosecution Agreement. This payment was recorded in Government, class action, and related settlements in our consolidated statement of operations for the year ended December 31, 2006.

Notwithstanding the foregoing, the DOJ has reserved the right to prosecute us for any crimes committed by our employees if we violate the terms of the Non-Prosecution Agreement. In a letter dated November 8, 2007, the DOJ, by and through the United States Attorney for the Northern District of Alabama, clarified the non-prosecution agreement, including a statement of satisfaction that HealthSouth does not endorse, ratify, or condone criminal conduct, as set forth in the Non-Prosecution Agreement, and has taken substantial steps to prevent unlawful practices from occurring in the future. The letter further acknowledges that the DOJ invited HealthSouth to submit a victim impact statement to the federal court in connection with the sentencing of several former HealthSouth

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

officials, and that an assertion by HealthSouth in relation to third party claims that it and its shareholders were victimized by the unlawful practices would not, in the opinion of the United States Attorney for the Northern District of Alabama, contradict HealthSouth’s acceptance of responsibility or breach the Non-Prosecution Agreement.

21.	Contingencies and Other Commitments:

Significant Legal Proceedings—

We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims, and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. The resolution of any such lawsuits, claims, or legal and regulatory proceedings could materially and adversely affect our financial position, results of operations, and cash flows in a given period.

Investigations and Proceedings Commenced by the SEC, the Department of Justice, and Other Governmental Authorities—

In September 2002, the SEC notified us it was conducting an investigation of trading in our securities that occurred prior to an August 27, 2002 press release concerning the impact of new Medicare billing guidance on our expected earnings. On February 5, 2003, the United States District Court for the Northern District of Alabama issued a subpoena requiring us to provide various documents in connection with a criminal investigation of us and certain of our directors, officers, and employees being conducted by the United States Attorney for the Northern District of Alabama. On March 18, 2003, agents from the Federal Bureau of Investigation executed a search warrant at our headquarters in connection with the United States Attorney’s investigation and were provided access to a number of financial records and other materials. The agents simultaneously served a grand jury subpoena on us on behalf of the criminal division of the DOJ. Some of our employees also received subpoenas.

On March 19, 2003, the SEC filed a lawsuit captioned Securities and Exchange Commission v. HealthSouth Corp., et al., CV-03-J-0615-S, in the United States District Court for the Northern District of Alabama. The complaint alleged we overstated earnings by at least $1.4 billion since 1999, and that this overstatement occurred because our then-chairman and chief executive officer, Mr. Scrushy, insisted we meet or exceed earnings expectations established by Wall Street analysts.

As discussed in greater detail in Note 20, Settlements, “SEC Settlement,” on June 6, 2005, the SEC approved the SEC Settlement with us relating to this lawsuit. Under the terms of the SEC Settlement, we have agreed, without admitting or denying the SEC’s allegations, to be enjoined from future violations of certain provisions of the securities laws. We also agreed to pay a $100 million civil penalty and disgorgement of $100 to the SEC in installments over two years, beginning in the fourth quarter of 2005. During the fourth quarter of 2007, we made the final installment payment to the SEC. We also consented to the entry of a final judgment (which judgment was entered by the United States District Court for the Northern District of Alabama, Southern Division) to implement the terms of the SEC Settlement.

On April 10, 2003, the DOJ’s civil division notified us it was expanding its investigation (which began with the lawsuit United States ex rel. Devage v. HealthSouth Corp., et al., C.A. No. SA-98-EA-0372-FV, filed in the United States District Court for the Western District of Texas) into allegations of fraud associated with Medicare cost reports submitted by us for fiscal years 1995 through 2002. We subsequently received subpoenas from the HHS-OIG and requests from the DOJ’s civil division for documents and other information regarding this investigation. As described in Note 20, Settlements, “Medicare Program Settlement,” on December 30, 2004, we announced we had entered into a global settlement agreement with the DOJ’s civil division and other parties to resolve the primary claims made in the Devage litigation.

Securities Litigation—

See Note 20, Settlements, “Securities Litigation Settlement,” for a discussion of the settlement entered into with the lead plaintiffs in certain securities actions.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

On November 24, 2004, an individual securities fraud action captioned Burke v. HealthSouth Corp., et al., 04-B-2451 (OES), was filed in the United States District Court of Colorado against us, some of our former directors and officers, and our former auditor. The complaint makes allegations similar to those in the Consolidated Securities Action, as defined in Note 20, Settlements, “Securities Litigation Settlement,” and asserts claims under the federal securities laws and Colorado state law based on plaintiff’s alleged receipt of unexercised options and his open-market purchases of our stock. By order dated May 3, 2005, the action was transferred to the United States District Court for the Northern District of Alabama, where it remains pending. The plaintiff in this case has not opted out of the Consolidated Securities Action settlement discussed in Note 20, Settlements, “Securities Litigation Settlement.” Although the deadline for opting out in the Consolidated Securities Action has passed, if the Burke action resumes, we will continue to vigorously defend ourselves in this case. However, based on the stage of litigation, and review of the current facts and circumstances, we are unable to determine an amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case should litigation continue or whether any resultant liability would have a material adverse effect on our financial position, results of operations, or cash flows.

Derivative Litigation—

Between 1998 and 2004, a number of lawsuits purporting to be derivative actions (i.e., lawsuits filed by shareholder plaintiffs on our behalf) were filed in several jurisdictions, including the Circuit Court for Jefferson County, Alabama, the Delaware Court of Chancery, and the United States District Court for the Northern District of Alabama. All derivative complaints filed in the Circuit Court of Jefferson County, Alabama since 2002 have been consolidated and stayed in favor of the first-filed action captioned Tucker v. Scrushy, CV-02-5212, filed August 28, 2002. The Tucker complaint names as defendants a number of former HealthSouth officers and directors. Tucker also asserts claims on our behalf against Ernst & Young, UBS Group, UBS Investment Bank, and UBS Securities, LLC (“UBS”), as well as against MedCenterDirect.com (“MCD”), Source Medical, Capstone Capital Corp., Healthcare Realty Trust, and G.G. Enterprises. Two derivative lawsuits filed in the United States District Court for the Northern District of Alabama were consolidated under the caption In re HealthSouth Corp. Derivative Litigation, CV-02-BE-2565. The court stayed further action in this federal consolidated action in deference to litigation filed in state courts in Alabama and Delaware. Two derivative lawsuits filed in the Delaware Court of Chancery were consolidated under the caption In re HealthSouth Corp. Shareholders Litigation, Consolidated Case No. 19896. Plaintiffs’ counsel in this litigation and in Tucker agreed to litigate all claims asserted in those lawsuits in the Tucker litigation, except for claims relating to an agreement to retire a HealthSouth loan to Mr. Scrushy with shares of our stock (the “Buyback Claim”). On November 24, 2003, the court granted the plaintiffs’ motion for summary judgment on the Buyback Claim and rescinded the retirement of Mr. Scrushy’s loan. The court’s judgment was affirmed on appeal. We have collected a judgment of $12.5 million, net of attorneys’ fees awarded by the court. See also Note 10, Shareholders’ Deficit.

When originally filed, the primary allegations in the Tucker case involved self-dealing by Mr. Scrushy and other insiders through transactions with various entities allegedly controlled by Mr. Scrushy. The complaint was amended four times to add additional defendants and include claims of accounting fraud, improper Medicare billing practices, and additional self-dealing transactions. On January 3, 2006, the Alabama Circuit Court in the Tucker case granted the plaintiff’s motion for summary judgment against Mr. Scrushy on a claim for the restitution of incentive bonuses Scrushy received for years 1996 through 2002. Including pre-judgment interest, the court’s total award was approximately $48 million, which amount was affirmed by the Alabama Supreme Court on August 25, 2006. The judgment does not resolve other claims brought by the plaintiffs against Mr. Scrushy. With post-judgment interest, the final judgment amount was approximately $52.8 million.

As of December 31, 2006, we had collected approximately $47.9 million of this judgment and had entered into an agreement with Mr. Scrushy which required him to pledge certain parcels of real estate as security for payment of the remainder of the amount. Of the $47.9 million collected as of December 31, 2006, approximately $14.8 million was collected via Mr. Scrushy’s return of 723,921 shares of HealthSouth common stock and approximately $21.5 million represents the right of offset discussed below under “Litigation by and Against Mr. Scrushy.” During 2006, we recorded $47.8 million as Recovery of amounts due from Richard M. Scrushy in our consolidated statement of operations, with the remaining $5.0 million of the total award recorded as interest income. As of December 31, 2006, the remainder of the amount owed to us by Mr. Scrushy, or $4.9 million plus interest, is included in Other current assets in our consolidated balance sheet. This amount was received in February 2007.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Additionally, we entered into an agreement with the plaintiffs’ attorneys in the Tucker litigation under which we agreed to pay them a fee of $17.5 million for obtaining this judgment. This fee is included in Professional fees—accounting, tax, and legal in our 2006 consolidated statement of operations. As of December 31, 2006, we had a remaining balance of approximately $5.9 million of this fee owed to the plaintiffs’ attorneys. This liability is included in Other current liabilities in our consolidated balance sheet. The remaining balance was paid in February 2007.

On September 26, 2006, certain parties to the Tucker litigation entered into and filed a stipulation of settlement. The substantive terms of the settlement are consistent with the preliminary agreement reached in February 2006. Of the $445 million to be paid in accordance with the settlement of the Consolidated Securities Action, $100 million is being credited to the plaintiffs in the Tucker litigation. On September 27, 2006, the Alabama Circuit Court entered an order preliminarily approving the stipulation and settlement. The Court held a hearing on January 9, 2007 to determine the fairness, reasonableness, and adequacy of the settlement, whether the settlement should be finally approved by the Court, and to hear and determine any objections to the settlement. The settlement was approved, and an order granting such approval was entered on January 11, 2007. All objections to the settlement were withdrawn, and no individual class members opted out of the settlement. Additionally, we reached an agreement with the plaintiffs’ attorneys in the Tucker litigation under which we have agreed to pay them a fee of $15 million in connection with the settlement of the Consolidated Securities Action (which is in addition to the $17.5 million fee discussed above). This fee is included in Professional fees—accounting, tax, and legal in our 2006 consolidated statement of operations and in Other current liabilities in our consolidated balance sheet as of December 31, 2006. This fee was paid on June 29, 2007.

The Tucker derivative claims against Mr. Scrushy, UBS, and Ernst & Young remain pending and are moving through discovery on an expedited schedule that has been coordinated with the federal securities claims by former stockholders and bondholders of the Company against Mr. Scrushy, UBS, and Ernst & Young. The Company is involved in prosecuting the claims against UBS with derivative counsel. These claims allege that in the time period ended in March 2003, UBS conspired with Mr. Scrushy and other former insiders to cover up the accounting fraud, to create self-dealing entities, and to assist insider trading, among other wrongful conduct, causing extensive economic and other damages to HealthSouth.

Litigation by and Against Former Independent Auditor—

In March 2003 claims on behalf of HealthSouth were brought in the Tucker derivative litigation against Ernst & Young, alleging that from 1996 through 2002, when Ernst & Young served as our independent auditor, Ernst & Young acted recklessly and with gross negligence in performing its duties, and specifically that Ernst & Young failed to perform reviews and audits of our financial statements with due professional care as required by law and by its contractual agreements with us. The claims further allege Ernst & Young either knew of or, in the exercise of due care, should have discovered and investigated the fraudulent and improper accounting practices being directed by Mr. Scrushy and certain other officers and employees, and should have reported them to our board of directors and the Audit Committee. The claims seek compensatory and punitive damages, disgorgement of fees received from us by Ernst & Young, and attorneys’ fees and costs. On March 18, 2005, Ernst & Young filed a lawsuit captioned Ernst & Young LLP v. HealthSouth Corp., CV-05-1618, in the Circuit Court of Jefferson County, Alabama. The complaint asserts that the filing of the claims against us was for the purpose of suspending any statute of limitations applicable to those claims. The complaint alleges we provided Ernst & Young with fraudulent management representation letters, financial statements, invoices, bank reconciliations, and journal entries in an effort to conceal accounting fraud. Ernst & Young claims that as a result of our actions, Ernst & Young’s reputation has been injured and it has and will incur damages, expense, and legal fees. On April 1, 2005, we answered Ernst & Young’s claims and asserted counterclaims related or identical to those asserted in the Tucker action. Upon Ernst & Young’s motion, the Alabama state court referred Ernst & Young’s claims and HealthSouth’s counterclaims to arbitration pursuant to a clause in the engagement agreements between HealthSouth and Ernst & Young. On July 12, 2006, HealthSouth and Tucker filed an arbitration demand on behalf of HealthSouth against Ernst & Young. On August 7, 2006, Ernst & Young filed an answering statement and counterclaim in the arbitration reasserting the claims made in state court. In August 2006, HealthSouth and Tucker agreed to jointly prosecute the claims against Ernst & Young in arbitration.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

We are vigorously pursuing our claims against Ernst & Young and defending the claims against us. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case. Discovery relating to the claims is now moving forward on an expedited schedule coordinated with parallel federal securities laws claims by former stockholders and bondholders of the Company against Ernst & Young and with parallel state law claims pending in the Circuit Court of Jefferson County.

ERISA Litigation—

In 2003, six lawsuits were filed in the United States District Court for the Northern District of Alabama against us and some of our current and former officers and directors alleging breaches of fiduciary duties in connection with the administration of our Employee Stock Benefit Plan (the “ESOP”). These lawsuits were consolidated under the caption In re HealthSouth Corp. ERISA Litigation, Consolidated Case No. CV-03-BE-1700-S (the “ERISA Action”). The plaintiffs filed a consolidated complaint on December 19, 2003 that alleged, generally, that fiduciaries to the ESOP breached their duties to loyally and prudently manage and administer the ESOP and its assets in violation of sections 404 and 405 of the Employee Retirement Income Security Act of 1974, 29 U.S.C. § 1001 et seq. (“ERISA”), by failing to monitor the administration of the ESOP, failing to diversify the portfolio held by the ESOP, and failing to provide other fiduciaries with material information about the ESOP. The plaintiffs sought actual damages including losses suffered by the plan, imposition of a constructive trust, equitable and injunctive relief against further alleged violations of ERISA, costs pursuant to 29 U.S.C. § 1132(g), and attorneys’ fees. The plaintiffs also sought damages related to losses under the plan as a result of alleged imprudent investment of plan assets, restoration of any profits made by the defendants through use of plan assets, and restoration of profits the plan would have made if the defendants had fulfilled their fiduciary obligations. Pursuant to an Amended Class Action Settlement Agreement entered into on March 6, 2006, all parties agreed to a global settlement of the claims in the ERISA Action. Under the terms of this settlement, Michael Martin, a former chief financial officer of the Company, contributed $350,000 to resolve claims against him, Mr. Scrushy and our insurance carriers contributed $3.5 million to resolve claims against him, and HealthSouth and its insurance carriers contributed $25 million to settle claims against all remaining defendants, including HealthSouth. In addition, we were required to contribute the first $1.0 million recovered from Mr. Scrushy for the restitution of incentive bonuses paid to him during 1996 through 2002. On June 28, 2006, the Court granted final approval to the Amended Class Action Settlement Agreement and the ERISA Action was dismissed with prejudice.

Litigation by and Against Richard M. Scrushy—

After the dismissal of several lawsuits filed against us by Mr. Scrushy, on December 9, 2005, Mr. Scrushy filed a complaint in the Circuit Court of Jefferson County, Alabama, captioned Scrushy v. HealthSouth, CV-05-7364. The complaint alleges that, as a result of Mr. Scrushy’s removal from the position of chief executive officer in March 2003, we owe him “in excess of $70 million” pursuant to an employment agreement dated as of September 17, 2002. On December 28, 2005, HealthSouth counterclaimed against Mr. Scrushy, asserting claims for breaches of fiduciary duty and fraud arising out of Mr. Scrushy’s tenure at HealthSouth, and seeking compensatory damages, punitive damages, and disgorgement of wrongfully obtained benefits. Both the claims by Mr. Scrushy and HealthSouth’s counterclaims remain pending in Circuit Court. The Company also asserts that the employment agreement with Mr. Scrushy is void and unenforceable.

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

On October 17, 2006, the arbitrator issued a final award of approximately $17.0 million to Mr. Scrushy and further ruled that Mr. Scrushy was entitled to payment by HealthSouth of approximately $4.0 million in pre-judgment interest and attorneys’ fees and expenses incurred by Scrushy in connection with the arbitration proceeding. On August 31, 2006, HealthSouth and the Tucker plaintiffs filed a joint motion in the Tucker case to offset the entire award to Mr. Scrushy in the arbitration, including fees and interest, against the approximately $48 million judgment against Mr. Scrushy in Tucker for repayment of his bonuses. Mr. Scrushy opposed that effort, and

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

on October 17, 2006 filed a lawsuit captioned Scrushy v. HealthSouth Corporation, CA No. 2483-N, in the Delaware Court of Chancery for New Castle County seeking confirmation of the arbitration award in that court. A settlement was reached with Mr. Scrushy by which he agreed to an offset of the arbitrator’s award in the amount of $21.5 million, which amount is included in the amount collected from Mr. Scrushy on the Tucker judgment. We accrued an estimate of these legal fees as part of Professional fees—accounting, tax, and legal in our December 31, 2005 and 2004 consolidated statements of operations. While the arbitrator’s ruling provided that we may have an obligation to indemnify Mr. Scrushy for certain costs associated with ongoing litigation, the court’s order approving the securities litigation prohibits Mr. Scrushy from seeking indemnity or contribution in the securities class action. This order has been appealed by Mr. Scrushy. As of December 31, 2007 and 2006, an estimate of these legal fees is included in Other current liabilities in our consolidated balance sheets.

Certain Regulatory Actions—

The False Claims Act, 18 U.S.C. § 287, allows private citizens, called “relators,” to institute civil proceedings alleging violations of the False Claims Act. These qui tam cases are sealed by the court at the time of filing. The only parties privy to the information contained in the complaint are the relator, the federal government, and the presiding court. We settled one consolidated qui tam lawsuit filed in 2004, the Devage matter, which is discussed in Note 20, Settlements, “Medicare Program Settlement.” It is possible that qui tam lawsuits other than those discussed in these financial statements have been filed against us and that we are unaware of such filings or have been ordered by the presiding court not to discuss or disclose the filing of such lawsuits. We may be subject to liability under one or more undisclosed qui tam cases brought pursuant to the False Claims Act.

On April 1, 1999, a plaintiff relator filed a lawsuit under the False Claims Act captioned United States ex rel. Mathews v. Alexandria Rehabilitation Hospital, CV-99-0604, in the United States District Court for the Western District of Louisiana. On February 29, 2000, the United States elected not to intervene in the lawsuit. The complaint, as amended, alleged, among other things, that we filed fraudulent reimbursement claims under the Medicare program on a nationwide basis. On November 14, 2006, the plaintiff relator filed a motion for partial summary judgment. We filed a cross-motion for summary judgment on January 16, 2007. Our motion for summary judgment was granted on July 19, 2007, and the case was dismissed with prejudice.

On October 27, 2006, we settled two sealed lawsuits brought under the federal False Claims Act, related to services provided at our inpatient rehabilitation hospitals. These lawsuits, captioned United States ex rel. Knight v. HealthSouth, et al., Civil No. 5:03cv367, and United States ex rel. Bateman Gibson v. HealthSouth, et al., Civil No. 04-2668, were filed in the United States District Court for the Northern District of Florida and the United States District Court for the Western District of Tennessee, respectively. Each lawsuit was filed under seal by a qui tam relator and related to purchasing policies for orthotic and prosthetic devices. The complaints alleged we began a practice of engaging in improper billing practices relating to certain prosthetic and orthotic devices in 1994 that resulted in false claims under the federal Medicare program. Pursuant to the settlement, we paid $4.0 million to the United States and entered into an addendum to our Corporate Integrity Agreement. The addendum requires additional compliance training and annual audits of billing practices relating to prosthetic and orthotic devices. The addendum has a term of three years and will run concurrently with our existing five-year Corporate Integrity Agreement. This $4.0 million settlement was paid in 2006 and was included in Government, class action, and related settlements in our 2006 consolidated statement of operations.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Rehabilitation Act. The settlement agreement was approved by the court on December 29, 2005 and did not have a material effect on our financial position, results of operations, or cash flows.

General Medicine, Meadowbrook, and Greystone Ventures Actions—

On August 16, 2004, General Medicine, P.C. (“General Medicine”) filed a lawsuit against us captioned General Medicine, P.C. v. HealthSouth Corp., CV-04-958, in the Circuit Court of Shelby County, Alabama, seeking the recovery of allegedly fraudulent transfers involving assets of Horizon/CMS Healthcare Corporation (“Horizon/CMS”), a former subsidiary of HealthSouth. The claim against Horizon/CMS originates from a contract entered into in 1995 between General Medicine and Horizon/CMS whereby General Medicine agreed to provide management services to skilled nursing facilities owned by Horizon/CMS over a three-year period. Horizon/CMS terminated the agreement six months after it was executed, and General Medicine then initiated a lawsuit in the United States District Court for the Eastern District of Michigan in 1996 (the “Michigan Action”). HealthSouth is informed that, at the time of the termination, General Medicine was providing services to two skilled nursing facilities owned by Horizon/CMS. HealthSouth acquired Horizon/CMS in 1997 and sold it to Meadowbrook in 2001 pursuant to a stock purchase agreement. In 2004, Meadowbrook consented to the entry of a final judgment in the Michigan Action in the amount of $376 million (the “Consent Judgment”) in favor of General Medicine against Horizon/CMS for the alleged wrongful termination of the contract with General Medicine. HealthSouth was not a party to the Michigan Action or the settlement negotiated by Meadowbrook. The settlement agreement which was the basis for the Consent Judgment provided that Meadowbrook would pay only $0.3 million and would receive a release. The settlement agreement further provided that General Medicine would seek to recover the remaining balance of the Consent Judgment from HealthSouth. The complaint by General Medicine against HealthSouth alleged that while Horizon/CMS was a wholly owned subsidiary of HealthSouth and General Medicine was an existing creditor of Horizon/CMS, we caused Horizon/CMS to transfer its assets to us for less than a reasonably equivalent value and/or with the actual intent to defraud creditors of Horizon/CMS, including General Medicine, in violation of the Alabama Uniform Fraudulent Transfer Act. General Medicine’s complaint requests relief including recovery of the unpaid amount of the Consent Judgment, the avoidance of the subject transfers of assets, attachment of the assets transferred to us, appointment of a receiver over the transferred properties, and a monetary judgment for the value of properties transferred.

We filed an answer denying liability to General Medicine, and on February 28, 2005, the General Medicine case was transferred to the Circuit Court of Jefferson County, Alabama, and assigned case number CV-05-1483. We asserted counterclaims against Meadowbrook, General Medicine, and Horizon/CMS for fraud, injurious falsehood, tortious interference with business relations, bad faith, conspiracy, unjust enrichment, and other causes of action. In our counterclaims, we allege the Consent Judgment is the product of fraud, collusion and bad faith by Meadowbrook, General Medicine, and Horizon/CMS and, further, that these parties are guilty of a conspiracy to manufacture a lawsuit against HealthSouth in favor of General Medicine and to divert the assets of Horizon/CMS to Meadowbrook and away from creditors, including HealthSouth. On January 3, 2006, we filed a motion for summary judgment challenging General Medicine’s standing under the Alabama Uniform Fraudulent Transfer Act to bring this action against us to collect monies allegedly owed by Horizon/CMS. After the court’s denial of our motion, we filed a petition for writ of mandamus with the Supreme Court of Alabama requesting a reversal of that decision, which was denied. We filed an Application for Rehearing on March 2, 2007 requesting the Alabama Supreme Court to reconsider its ruling, which was denied on June 15, 2007.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

counterclaims against General Medicine. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this case.

After our sale of all of our stock in Horizon/CMS to Meadowbrook, Meadowbrook changed its name to Greystone Ventures, Inc. (“Greystone”). On June 8, 2006, Greystone and Horizon/CMS filed a lawsuit against us in the Circuit Court of Jefferson County, Alabama captioned Greystone Ventures, Inc., et al. v. HealthSouth Corporation, CV-2006-03403. The complaint alleges we received a settlement from Gulf Insurance Company in June of 2004 in the approximate amount of $4.0 million dollars, and that some or all of the proceeds of that settlement belong to Horizon/CMS and Greystone. The complaint further alleges we are liable to Horizon/CMS and Greystone for conversion, fraudulent failure to disclose, money had and received, unjust enrichment, negligence and wantonness in connection with our alleged failure to pay the proceeds of the Gulf Insurance Company settlement to Greystone and Horizon/CMS. We filed an answer on July 17, 2006 denying we have any liability to Greystone or Horizon/CMS with regard to allegations made in their complaint. On June 15, 2007, we entered into a confidential settlement agreement with Greystone and Horizon/CMS to resolve the Greystone Action (as well as other claims and disputes between the parties). The settlement did not have a material impact on our financial position, results of operations, or cash flows.

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

Following a bench trial regarding issues relating to the parties’ relationship post-termination, the court entered a judgment dated January 18, 2006 that required us to use our best efforts to accomplish the license transfer while managing the facilities for HRES1’s account and to pay HRES1 the net cash proceeds of the hospitals less direct operating expenses and a management fee equal to 5% of net patient revenues for the period from October 26, 2004 through the date that a successor operator assumed control over the facilities. In accordance with the judgment, we cooperated with HRES1 in its efforts to accomplish the license transfer, during which time we managed the

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

facilities for HRES1’s account. Effective September 30, 2006, Five Star Quality Care, Inc., an entity affiliated with SNH, HRES1, and HRPT, obtained regulatory approval related to the license transfer from the Massachusetts Department of Public Health and commenced management and operation of the facilities. Through December 31, 2006, we paid approximately $18.1 million representing the net cash proceeds of the hospitals for the period between October 26, 2004 and September 30, 2006, which amount included approximately $10.2 million previously paid to HRES1 as rent during the period from October 26, 2004 through December 31, 2005. Based on the judgment, our results of operations for the years ended December 31, 2006 and 2005 include only a management fee received from our management of the applicable facilities. On November 8, 2006, all remaining claims in the Massachusetts Real Estate Actions were settled, all appeals and pending litigation between SNH and its affiliates and HealthSouth and our various affiliates were dismissed and we made payments to the plaintiffs of approximately $7 million. In connection with that settlement, we conveyed an unused property in North Andover, Massachusetts, agreed to pay an increased rent for the period we operated the Braintree Hospital and the New England Hospital, and reimbursed certain transition costs in connection with the transfer of the hospital lease from us to Five Star Quality Care, Inc.

Other Litigation—

On September 17, 1998, John Darling, who was one of the federal False Claims Act relators in the now-settled Devage case, filed a lawsuit captioned Darling v. HealthSouth Sports Medicine & Rehabilitation, et al., 98-6110-CI-20, in the Circuit Court for Pinellas County, Florida. The complaint alleged Mr. Darling was injured while receiving physical therapy during a 1996 visit to a HealthSouth outpatient rehabilitation facility in Clearwater, Florida. The complaint was amended in December 2004 to add a punitive damages claim. This amended complaint alleged that fraudulent misrepresentations and omissions by us resulted in the injury to Mr. Darling. The court ordered the parties to participate in non-binding arbitration which resulted in a finding in our favor on December 27, 2005. We entered into a settlement agreement with Mr. Darling on February 3, 2007 pursuant to which we must pay certain damages pursuant to a confidential settlement agreement. The cost of the settlement is included in Government, class action, and related settlements in our 2006 consolidated statement of operations and in Government, class action, and related settlements in our consolidated balance sheet as of December 31, 2006. Amounts owed under this settlement were paid in 2007.

We have been named as a defendant in two lawsuits brought by individuals in the Circuit Court of Jefferson County, Alabama, Nichols v. HealthSouth Corp., CV-03-2023, filed March 28, 2003, and Hilsman v. Ernst & Young, HealthSouth Corp., et al., CV-03-7790, filed December 12, 2003. The plaintiffs allege that we, some of our former officers, and our former auditor engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs seek compensatory and punitive damages. On March 24, 2003, a lawsuit captioned Warren v. HealthSouth Corp., et al., CV-03-5967, was filed in the Circuit Court of Montgomery County, Alabama. The lawsuit, which claims damages for the defendants’ alleged negligence, wantonness, fraud and breach of fiduciary duty, was transferred to the Circuit Court of Jefferson County, Alabama. Each of these three lawsuits described in this paragraph was consolidated with the Tucker case for discovery and other pretrial purposes. The plaintiffs in these cases are subject to the Consolidated Securities Action settlement discussed in Note 20, Settlements, “Securities Litigation Settlement,” and thereby foreclosed from pursuing these state court actions based on purchases made during the class period unless they opted out of that settlement. The plaintiffs in Warren v. HealthSouth Corp., et al. did not opt out of the settlement. The plaintiffs in Hilsman v. Ernst & Young, et al. attempted to opt out of the settlement, but their election was deemed invalid by the agent. At present, it is unclear whether the plaintiffs in the Hilsman action will challenge this determination. The Nichols lawsuit asserts claims on behalf of a number of plaintiffs, all but three of whom opted out of the settlement. John Kapoor, who claimed to have purchased over 900,000 shares of stock, attempted to opt-out, but his attempt was deemed invalid by the court. It is unclear whether Mr. Kapoor will challenge this determination. The remaining Nichols plaintiffs that opted out of the settlement claim losses of approximately $5.4 million. The Nichols case remains stayed in Circuit Court. We intend to vigorously defend ourselves in these cases. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of these cases.

On December 28, 2004, we commenced a collection action in the Circuit Court of Jefferson County, Alabama, captioned HealthSouth Medical Center, Inc. v. Neurological Surgery Associates, P.C., CV-04-7700, to collect unpaid loans in the original principal amount of approximately $0.3 million made to Neurological Surgery

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Associates, P.C. (“NSA”), pursuant to a written Practice Guaranty Agreement. The purpose of the loans was to enable NSA to employ a physician who would bring necessary specialty skills to patients served by both NSA and the acute-care hospital in Birmingham, Alabama we recently sold. NSA has asserted counterclaims alleging that we breached verbal promises to lease space and employees from NSA, to pay NSA for billing and coding services performed by NSA on behalf of the subject physician-employee, and to pay NSA to manage the subject physician-employee. On December 21, 2006, NSA filed an Amendment to Counterclaim asserting new counterclaims against us and adding NSA’s principal, Dr. Swaid Swaid, M.D., as a counterclaim plaintiff. NSA and Dr. Swaid allege that we are liable to them in connection with the subject Practice Guaranty Agreement under a variety of legal theories, including fraud, breach of fiduciary duty, conspiracy, abuse of process, breach of contract and unjust enrichment. Dr. Swaid also alleges we breached a Medical Director Agreement with him. The Amendment to Counterclaim seeks unspecified damages and other relief. This case is currently in the discovery phase. We intend to vigorously defend ourselves against these counterclaims. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this case.

On June 2, 2006, we were named as a defendant in a lawsuit captioned Brockovich v. HealthSouth Corporation, et al., Case No. SACV06-546-DOC(MLGx), filed under the Medicare Secondary Payor statute, 42 U.S.C. § 1395y(b), in the United States District Court for the Central District of California, Southern Division, against HealthSouth, HealthSouth Hospital Corporation, HCS, and certain insurance companies. The complaint alleged that HealthSouth charged Medicare to treat illnesses that it caused, at least in part, by medical error or neglect and seeks recovery of unspecified damages. On October 24, 2006, the federal court granted HealthSouth’s motion to dismiss. On November 16, 2006, plaintiff filed her notice of appeal to the Ninth Circuit Court of Appeals. The parties have filed their respective briefs in the Ninth Circuit appeal and the case is currently pending before the Court (9th CCA Case No. 06-56672). We intend to vigorously defend ourselves during this appeal. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result if the court’s motion to dismiss is overturned in appeal.

On September 6, 2007, UBS AG, Stamford Branch (“UBS AG”) filed an action against us in the Supreme Court of the State of New York, captioned UBS AG, Stamford Branch v. HealthSouth Corporation, Index No. 602993/07, based on the terms of a credit agreement with MCD (the “New York action”). Prior to ceasing operations in 2003, MCD provided certain services to us relating to the purchase of equipment and supplies. We also previously owned 20.2% of MCD’s equity securities. During 2003, UBS AG called its loan to MCD. In the New York action, UBS AG alleges HealthSouth is the guarantor of the loan and seeks recovery of the $20 million principal of its loan to MCD and approximately $8.7 million in interest. Three of UBS AG’s subsidiaries or affiliates (“UBS”) are defendants in the Tucker derivative litigation described above. On August 3, 2005, UBS filed an Answer and Counterclaim in the Tucker derivative litigation admitting that it funded the $20 million loan to MCD. On October 1, 2007, HealthSouth removed UBS AG’s case from New York state court to federal court in the Southern District of New York, which assigned it Case No. 07 ev 8490, and filed a motion requesting the action be dismissed or stayed in deference to the Tucker derivative litigation, which alleges, among other claims, the loan by UBS AG to MCD was part of a scheme between former disloyal officers at the Company, including Mr. Scrushy, and UBS AG to siphon money from the Company. On November 16, 2007, after HealthSouth removed UBS AG’s action from New York state court to New York federal court, UBS filed an Amended Answer in the Tucker derivative litigation seeking to change its earlier representation in that litigation that it, UBS, made the loan to MCD. Instead, UBS asserted in its Amended Answer that UBS AG made the loan to MCD. On December 17, 2007, Tucker filed a motion to strike UBS’s Amended Answer, arguing that he relied to his detriment on UBS’s previous representation that UBS, not UBS AG, funded the MCD loan. On February 19, 2008, the Alabama court struck UBS’s Amended Answer in the Tucker derivative litigation and gave UBS 30 days to amend its counterclaim to assert a breach of the MCD loan agreement in that litigation. If UBS fails to amend its counterclaim within 30 days of the Alabama court’s February 19, 2008 order, HealthSouth has permission to move for a judgment on the MCD claim in the Tucker derivative litigation. UBS AG’s claims in the New York action, and HealthSouth’s motion to dismiss or stay, remain pending.

Other Matters—

The reconstruction of our historical financial records has resulted in the restatement of not only our 2001 and 2000 consolidated financial statements, but also the financial statements of certain of our subsidiary

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

partnerships, including partnerships of our divested surgery centers division. All outside partners have been notified of the effect of these restatements to them. These restatements have had a negative impact on our relationships with our partners and former partners and may result in litigation against us. We have and may continue to incur additional charges to reduce the economic impact to our partners and former partners.

In addition, as it is our obligation as a participant in Medicare and other federal health care programs, we routinely conduct audits and reviews of the accuracy of our billing systems and other regulatory compliance matters. As a result of these reviews, we have made, and will continue to make, disclosures to the HHS-OIG relating to amounts we suspect represent over-payments from these programs, whether due to inaccurate billing or otherwise. Some of these disclosures have resulted in, or may result in, the Company refunding amounts to Medicare or other federal health care programs. On December 14, 2007, we agreed to a final settlement of certain self-disclosures which we made to the HHS-OIG in 2004 and 2005 regarding our relationship with certain physicians. Under the terms of the settlement, we will pay, in two installments, a total of $14.2 million to the United States. In addition, we have entered into a second addendum to our CIA, which imposes certain additional reporting obligations. The term of the addendum is concurrent with our existing five-year CIA. The $14.2 million settlement amount is included in Government, class action, and related settlements in our 2007 consolidated statement of operations. As of December 31, 2007, we owed approximately $7.1 million under this settlement. This amount is included in Government, class action, and related settlements in our consolidated balance sheet as of December 31, 2007.

We also face certain financial risks and challenges relating to our divestiture transactions following their closing. These include indemnification obligations, disputes with former partners, and certain contract termination or repurchase rights that may have been triggered by the divestitures, which in the aggregate could have a material adverse effect on our financial position, results of operations, and cash flows. In addition, we continue to seek regulatory approval for the transition of certain facilities included in the divestiture transactions from the applicable agencies.

Other Commitments—

We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $15.6 million in 2008, $33.9 million in 2009, $2.1 million in 2010, $1.1 million in 2011, $1.1 million in 2012, and $2.1 million thereafter. These contracts primarily relate to software licensing and support, telecommunications, certain equipment, and medical supplies.

We also have commitments under severance agreements with former employees. Payments under these agreements approximate $1.9 million in 2008, $0.9 million in 2009, $0.2 million in 2010, $0.2 million in 2011, $0.2 million in 2012, and $2.6 million thereafter.

22.	Quarterly Data (Unaudited):

We have revised our quarterly statements of operations for the quarters ended June 30, 2007, June 30, 2006, and September 30, 2006 to appropriately reflect the classification of certain amounts included in the line entitled Government, class action, and related settlements in discontinued operations rather than continuing operations, as previously presented. The effect of this revision had no impact on our consolidated balance sheets or consolidated statements of cash flows as of or for any of the revised quarterly periods. We have determined that these adjustments are not material to our consolidated financial statements for any of the quarterly periods affected; therefore, no revisions have been made to the 2007 or 2006 quarterly financial statements included in our previously filed Form 10-Qs for this matter.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	2007
	First(a)	Second(a)	Third(a)	Fourth	Total
	(In Millions, Except Per Share Data)
Net operating revenues	$ 443.1	$ 438.8	$ 431.6	$ 439.0	$ 1,752.5
Operating earnings(b)	32.6	51.6	43.3	21.9	149.4
Government, class action, and related settlements(c)	(12.2)	(25.6)	3.9	31.1	(2.8)
Loss on early extinguishment of debt	–	17.7	2.2	8.3	28.2
(Loss) income from continuing operations	(28.8)	4.5	250.0	(26.9)	198.8
(Loss) income from discontinued operations, net of
income tax benefit (expense)	(27.8)	463.8	37.6	(19.0)	454.6
Net (loss) income	(56.6)	468.3	287.6	(45.9)	653.4
Convertible perpetual preferred dividends	(6.5)	(6.5)	(6.5)	(6.5)	(26.0)
Net (loss) income available to common shareholders	$ (63.1)	$ 461.8	$ 281.1	$ (52.4)	$ 627.4
Basic and diluted (loss) earnings per common share:
Basic:(d)
(Loss) income from continuing operations
available to common shareholders	$ (0.45)	$ (0.02)	$ 3.10	$ (0.43)	$ 2.20
(Loss) income from discontinued operations, net
of tax	(0.35)	5.89	0.48	(0.24)	5.77
Net (loss) income per share available to common
shareholders	$ (0.80)	$ 5.87	$ 3.58	$ (0.67)	$ 7.97
Diluted:(e)
(Loss) income from continuing operations
available to common shareholders	$ (0.45)	$ (0.02)	$ 2.72	$ (0.43)	$ 2.16
(Loss) income from discontinued operations, net
of tax	(0.35)	5.89	0.41	(0.24)	4.94
Net (loss) income per share available to common
shareholders	$ (0.80)	$ 5.87	$ 3.13	$ (0.67)	$ 7.10

	2006
	First(a)	Second(a)	Third(a)	Fourth(a)	Total
	(In Millions, Except Per Share Data)
Net operating revenues	$ 434.6	$ 440.7	$ 413.5	$ 422.8	$ 1,711.6
Operating earnings(b)	4.9	31.8	46.9	3.3	86.9
Recovery of amounts due from Richard M. Scrushy	–	–	(35.0)	(12.8)	(47.8)
Government, class action, and related settlements(c)	4.3	5.2	10.2	(24.5)	(4.8)
Loss on early extinguishment of debt	361.1	4.5	–	–	365.6
Loss from continuing operations	(429.6)	(18.6)	(39.9)	(48.9)	(537.0)
Loss from discontinued operations, net of income
tax benefit (expense)	(5.5)	(23.8)	(36.2)	(22.5)	(88.0)
Net loss	(435.1)	(42.4)	(76.1)	(71.4)	(625.0)
Convertible perpetual preferred dividends	–	(9.2)	(6.5)	(6.5)	(22.2)
Net loss available to common shareholders	$ (435.1)	$ (51.6)	$ (82.6)	$ (77.9)	$ (647.2)
Basic and diluted earnings per common share:
Loss from continuing operations available to
common shareholders	$ (5.40)	$ (0.35)	$ (0.58)	$ (0.70)	$ (7.03)
Loss from discontinued operations, net of tax	(0.07)	(0.30)	(0.46)	(0.28)	(1.11)
Loss per share available to common shareholders	$ (5.47)	$ (0.65)	$ (1.04)	$ (0.98)	$ (8.14)

(a)	Amounts are presented using facilities identified as of December 31, 2007 that met the requirements of FASB Statement No. 144 to be reported as discontinued operations.
(b)

We define operating earnings as income before (1) loss on early extinguishment of debt; (2) interest expense and amortization of debt discounts and fees; (3) other income; (4) loss on interest rate swap, and (5) income tax benefit or expense.

(c)

Amounts included in this table for the second quarter of 2007 are approximately $2.2 million higher than the amounts previously reported in our Form 10-Q for the quarterly period ended June 30, 2007. Amounts included in this table for the second and third quarters of 2006 are approximately $12.0 million and $18.2 million less than amounts previously reported in our Form 10-Q for the quarterly periods ended June 30, 2007 and September 30, 2007, respectively.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(d)	Basic per share amounts may not sum due to the weighted average common shares outstanding each quarter compared to the weighted average common shares outstanding during the entire year.
(e)	Total diluted earnings per common share will not sum due to antidilution in the quarters ended March 31, 2007, June 30, 2007, and December 31, 2007.
23.	Condensed Consolidating Financial Information:

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

As described in Note 8, Long-term Debt, the terms of our Credit Agreement restrict us from declaring or paying cash dividends on our common stock unless: (1) we are not in default under our Credit Agreement and (2) the amount of the dividend, when added to the aggregate amount of certain other defined payments made during the same fiscal year, does not exceed certain maximum thresholds. However, as described in Note 9, Convertible Perpetual Preferred Stock, our Series A Preferred Stock generally provides for the payment of cash dividends, subject to certain limitations.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	As of December 31, 2007
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$ 2.0	$ 14.0	$ 9.1	$ (5.3)	$ 19.8
Restricted cash	2.5	–	61.1	–	63.6
Current portion of restricted
marketable securities	–	–	28.9	–	28.9
Accounts receivable, net	13.1	141.8	65.3	–	220.2
Insurance recoveries receivable	230.0	–	–	–	230.0
Other current assets	63.7	60.7	50.3	(116.0)	58.7
Current assets held for sale	9.4	19.9	1.0	(14.1)	16.2
Total current assets	320.7	236.4	215.7	(135.4)	637.4
Property and equipment, net	87.6	466.5	190.3	–	744.4
Goodwill	–	242.0	164.1	–	406.1
Intangible assets, net	3.1	14.9	8.1	–	26.1
Investment in and advances to
nonconsolidated affiliates	3.2	29.5	10.0	–	42.7
Assets held for sale	0.9	2.2	61.4	(1.3)	63.2
Income tax refund receivable	52.5	–	–	–	52.5
Other long-term assets	73.1	205.2	57.2	(257.3)	78.2
Intercompany receivable	1,139.8	–	–	(1,139.8)	–
Total assets	$ 1,680.9	$ 1,196.7	$ 706.8	$ (1,533.8)	$ 2,050.6

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$ 55.5	$ 10.9	$ 1.9	$ –	$ 68.3
Accounts payable	20.9	19.4	8.8	–	49.1
Accrued expenses and other
current liabilities	285.3	59.0	56.3	(35.1)	365.5
Government, class action, and
related settlements	400.7	–	–	–	400.7
Current liabilities held for sale	69.8	2.9	28.3	(14.1)	86.9
Total current liabilities	832.2	92.2	95.3	(49.2)	970.5
Long-term debt, net of current portion	1,907.0	64.4	43.0	(40.0)	1,974.4
Liabilities held for sale	0.4	1.2	2.6	–	4.2
Other long-term liabilities	108.4	7.4	64.0	(8.4)	171.4
Intercompany payable	–	971.2	1,275.3	(2,246.5)	–
	2,848.0	1,136.4	1,480.2	(2,344.1)	3,120.5
Commitments and contingencies
Minority interest in equity of
consolidated affiliates	–	–	97.2	–	97.2
Convertible perpetual preferred stock	387.4	–	–	–	387.4
Shareholders’ (deficit) equity	(1,554.5)	60.3	(870.6)	810.3	(1,554.5)
Total liabilities and
shareholders’ (deficit)
equity	$ 1,680.9	$ 1,196.7	$ 706.8	$ (1,533.8)	$ 2,050.6

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	As of December 31, 2006
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$ 17.5	$ 2.8	$ 6.8	$ –	$ 27.1
Restricted cash	3.0	–	57.3	–	60.3
Current portion of restricted
marketable securities	–	–	37.5	–	37.5
Accounts receivable, net	11.7	139.7	62.5	–	213.9
Insurance recoveries receivable	230.0	–	–	–	230.0
Other current assets	64.5	37.2	32.0	(55.7)	78.0
Current assets held for sale	18.0	48.0	167.5	–	233.5
Total current assets	344.7	227.7	363.6	(55.7)	880.3
Property and equipment, net	106.2	515.1	189.2	–	810.5
Goodwill	–	242.0	164.1	–	406.1
Intangible assets, net	1.4	16.8	12.2	–	30.4
Investment in and advances to
nonconsolidated affiliates	1.7	26.0	10.0	–	37.7
Assets held for sale	28.9	158.3	648.9	(1.7)	834.4
Income tax refund receivable	218.8	–	–	–	218.8
Other long-term assets	96.4	63.3	89.2	(106.3)	142.6
Intercompany receivable	1,855.4	–	–	(1,855.4)	–
Total assets	$ 2,653.5	$ 1,249.2	$ 1,477.2	$ (2,019.1)	$ 3,360.8

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$ 21.7	$ 10.2	$ 1.7	$ –	$ 33.6
Accounts payable	35.4	21.6	9.9	–	66.9
Accrued expenses and other
current liabilities	358.2	47.0	62.2	(15.5)	451.9
Government, class action, and
related settlements	570.6	–	–	–	570.6
Current liabilities held for sale	60.9	9.8	67.9	–	138.6
Total current liabilities	1,046.8	88.6	141.7	(15.5)	1,261.6
Long-term debt, net of current portion	3,269.2	78.6	32.3	(37.0)	3,343.1
Liabilities held for sale	4.1	9.0	27.5	–	40.6
Other long-term liabilities	130.6	7.4	107.2	(3.6)	241.6
Intercompany payable	–	699.5	1,349.0	(2,048.5)	–
	4,450.7	883.1	1,657.7	(2,104.6)	4,886.9
Commitments and contingencies
Minority interest in equity of
consolidated affiliates	–	–	271.1	–	271.1
Convertible perpetual preferred stock	387.4	–	–	–	387.4
Shareholders’ (deficit) equity	(2,184.6)	366.1	(451.6)	85.5	(2,184.6)
Total liabilities and
shareholders’ (deficit)
equity	$ 2,653.5	$ 1,249.2	$ 1,477.2	$ (2,019.1)	$ 3,360.8

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2007
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$ 82.5	$ 1,164.8	$ 535.1	$ (29.9)	$ 1,752.5
Operating expenses:
Salaries and benefits	52.7	571.0	251.0	(5.6)	869.1
Other operating expenses	20.0	149.4	85.3	(11.4)	243.3
General and administrative
expenses	134.8	–	–	–	134.8
Supplies	6.9	67.1	26.7	–	100.7
Depreciation and amortization	18.5	41.7	17.3	–	77.5
Impairment of long-lived assets	15.0	0.1	–	–	15.1
Occupancy costs	2.9	36.5	20.4	(7.4)	52.4
Provision for doubtful accounts	3.9	21.9	8.6	–	34.4
Loss (gain) on disposal of assets	3.7	2.7	(0.5)	–	5.9
Government, class action, and
related settlements	(2.4)	(0.4)	–	–	(2.8)
Professional fees—accounting,
tax, and legal	51.1	0.5	–	–	51.6
Total operating expenses	307.1	890.5	408.8	(24.4)	1,582.0
Loss on early extinguishment of debt	28.2	–	–	–	28.2
Interest expense and amortization of
debt discounts and fees	219.8	8.3	4.0	(2.2)	229.9
Other income	(8.4)	(0.2)	(9.1)	2.2	(15.5)
Loss on interest rate swap	30.4	–	–	–	30.4
Equity in net income of nonconsolidated affiliates	(2.5)	(7.6)	(0.2)	–	(10.3)
Equity in net (income) loss of
consolidated affiliates—
Gain on sale of consolidated
affiliates	(451.9)	–	–	451.9	–
(Income) loss from operations
of consolidated affiliates	(147.0)	24.3	(0.6)	123.3	–
Minority interests in earnings of
consolidated affiliates	–	–	31.4	–	31.4
Management fees	(99.8)	58.3	41.5	–	–
Income (loss) from continuing
operations before income tax
(benefit) expense	206.6	191.2	59.3	(580.7)	(123.6)
Provision for income tax (benefit)
expense	(446.4)	91.9	32.1	–	(322.4)
Income from continuing
operations	653.0	99.3	27.2	(580.7)	198.8
Income (loss) from discontinued
operations, net of income tax benefit (expense)	0.4	12.2	(15.4)	457.4	454.6
Net income	$ 653.4	$ 111.5	$ 11.8	$ (123.3)	$ 653.4

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2006
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$ 103.6	$ 1,146.1	$ 495.3	$ (33.4)	$ 1,711.6
Operating expenses:
Salaries and benefits	47.6	551.8	230.4	(5.4)	824.4
Other operating expenses	5.5	149.2	79.1	(8.3)	225.5
General and administrative
expenses	144.5	–	–	–	144.5
Supplies	7.0	67.5	26.4	–	100.9
Depreciation and amortization	24.9	45.9	16.0	–	86.8
Impairment of long-lived assets	8.9	0.8	–	–	9.7
Recovery of amounts due from
Richard M. Scrushy	(47.8)	–	–	–	(47.8)
Occupancy costs	5.5	38.5	20.4	(9.9)	54.5
Provision for doubtful accounts	15.4	19.7	10.5	–	45.6
Loss on disposal of assets	1.2	3.3	1.9	–	6.4
Government, class action, and
related settlements	(8.0)	3.2	–	–	(4.8)
Professional fees—accounting,
tax, and legal	161.3	0.1	–	–	161.4
Total operating expenses	366.0	880.0	384.7	(23.6)	1,607.1
Loss on early extinguishment of debt	365.3	0.3	–	–	365.6
Interest expense and amortization of
debt discounts and fees	323.5	9.2	3.9	(101.8)	234.8
Other income	(12.6)	(0.3)	(8.8)	12.3	(9.4)
Loss on interest rate swap	10.5	–	–	–	10.5
Equity in net income of nonconsolidated affiliates	(1.9)	(6.5)	(0.3)	–	(8.7)
Equity in net income of consolidated
affiliates	(143.1)	(109.4)	(0.9)	253.4	–
Minority interests in earnings of
consolidated affiliates	–	–	26.3	–	26.3
Management fees	(119.8)	59.8	60.0	–	–
(Loss) income from continuing
operations before income tax
(benefit) expense	(684.3)	313.0	30.4	(173.7)	(514.6)
Provision for income tax (benefit)
expense	(140.4)	122.4	40.4	–	22.4
(Loss) income from continuing
operations	(543.9)	190.6	(10.0)	(173.7)	(537.0)
(Loss) income from discontinued
operations, net of income tax benefit (expense)	(81.1)	(41.4)	114.2	(79.7)	(88.0)
Net (loss) income	$ (625.0)	$ 149.2	$ 104.2	$ (253.4)	$ (625.0)

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2005
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$ 89.9	$ 1,199.9	$ 533.4	$ (72.3)	$ 1,750.9
Operating expenses:
Salaries and benefits	53.5	556.5	217.4	(15.5)	811.9
Other operating expenses	14.5	168.1	94.7	(19.5)	257.8
General and administrative
expenses	171.7	–	–	–	171.7
Supplies	6.5	69.7	26.4	–	102.6
Depreciation and amortization	26.1	47.8	15.7	–	89.6
Impairment of long-lived assets	8.0	26.2	0.5	–	34.7
Recovery of amounts due from
Meadowbrook	(37.9)	–	–	–	(37.9)
Occupancy costs	(28.6)	35.8	18.9	(14.4)	11.7
Provision for doubtful accounts	1.0	21.0	10.4	–	32.4
Loss on disposal of assets	1.2	6.6	3.8	–	11.6
Government, class action, and
related settlements	215.0	–	–	–	215.0
Professional fees—accounting,
tax, and legal	168.8	0.3	–	–	169.1
Total operating expenses	599.8	932.0	387.8	(49.4)	1,870.2
Interest expense and amortization of
debt discounts and fees	324.3	9.6	3.6	(102.7)	234.8
Other income	(15.9)	(3.3)	(9.0)	11.7	(16.5)
Equity in net income of nonconsolidated affiliates	(0.9)	(9.3)	(2.1)	–	(12.3)
Equity in net income of consolidated
affiliates	(91.8)	(68.1)	(1.4)	161.3	–
Minority interests in earnings of
consolidated affiliates	–	1.8	39.9	–	41.7
Management fees	(180.2)	105.5	74.7	–	–
(Loss) income from continuing
operations before income tax
(benefit) expense	(545.4)	231.7	39.9	(93.2)	(367.0)
Provision for income tax (benefit)
expense	(156.9)	142.8	33.7	–	19.6
(Loss) income from continuing
operations	(388.5)	88.9	6.2	(93.2)	(386.6)
(Loss) income from discontinued
operations, net of income tax benefit (expense)	(57.5)	6.2	60.0	(68.1)	(59.4)
Net (loss) income	$ (446.0)	$ 95.1	$ 66.2	$ (161.3)	$ (446.0)

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2007
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash (used in) provided by
operating activities	$ (385.0)	$ 176.6	$ 493.7	$ (54.6)	$ 230.7
Cash flows from investing activities:
Capital expenditures	(5.6)	(32.5)	(1.3)	–	(39.4)
Proceeds from sale and maturities of
restricted marketable securities	–	–	66.4	–	66.4
Purchase of restricted investments	–	–	(23.0)	–	(23.0)
Net change in restricted cash	0.5	–	(3.8)	–	(3.3)
Proceeds from divestitures of divisions	1,169.8	–	–	(1,169.8)	–
Other	3.6	0.1	0.2	–	3.9
Net cash (used in) provided by
investing activities of discontinued
operations—
Proceeds from divestitures of
divisions	–	–	–	1,169.8	1,169.8
Other investing activities of
discontinued operations	(0.1)	(1.3)	11.5	–	10.1
Net cash provided by (used in)
investing activities	1,168.2	(33.7)	50.0	–	1,184.5
Cash flows from financing activities:
Checks in excess of bank balance	14.0	–	–	(5.3)	8.7
Principal borrowings on notes	–	–	12.5	–	12.5
Principal payments on debt	(1,238.4)	(0.5)	–	–	(1,238.9)
Borrowings on revolving credit facility	397.0	–	–	–	397.0
Payments on revolving credit facility	(492.0)	–	–	–	(492.0)
Principal payments under capital lease
obligations	(1.8)	(9.4)	(1.7)	–	(12.9)
Dividends paid on convertible
perpetual preferred stock	(26.0)	–	–	–	(26.0)
Debt amendment and issuance costs	(11.2)	–	–	–	(11.2)
Distributions to minority interests of
consolidated affiliates	–	–	(23.4)	–	(23.4)
Other	0.7	–	–	–	0.7
Change in intercompany advances	566.4	(121.3)	(499.7)	54.6	–
Net cash used in financing activities of
discontinued operations	(10.2)	(0.5)	(40.4)	–	(51.1)
Net cash used in financing
activities	(801.5)	(131.7)	(552.7)	49.3	(1,436.6)
Effect of exchange rate on cash and
cash equivalents	–	–	0.1	–	0.1
(Decrease) increase in cash and cash
equivalents	(18.3)	11.2	(8.9)	(5.3)	(21.3)
Cash and cash equivalents at
beginning of year	17.5	2.8	6.8	–	27.1
Cash and cash equivalents of
divisions and facilities held for sale
at beginning of year	2.8	–	11.6	–	14.4
Less: Cash and cash equivalents of
divisions and facilities held for sale
at end of year	–	–	(0.4)	–	(0.4)
Cash and cash equivalents at end of
year	$ 2.0	$ 14.0	$ 9.1	$ (5.3)	$ 19.8

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2006
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash (used in) provided by
operating activities	$ (528.8)	$ 195.1	$ 247.4	$ (43.5)	$ (129.8)
Cash flows from investing activities:
Capital expenditures	(1.9)	(38.0)	(13.4)	–	(53.3)
Proceeds from sale and maturities of
marketable securities	31.2	–	0.9	–	32.1
Proceeds from sale and maturities of
restricted marketable securities	–	–	10.0	–	10.0
Purchase of investments	(8.1)	–	(7.6)	–	(15.7)
Purchase of restricted investments	–	–	(77.5)	–	(77.5)
Net change in restricted cash	(0.6)	–	119.7	–	119.1
Other	(0.5)	0.9	(7.8)	–	(7.4)
Net cash provided by investing activities
of discontinued operations	3.5	29.3	21.8	–	54.6
Net cash provided by (used in)
investing activities	23.6	(7.8)	46.1	–	61.9
Cash flows from financing activities:
Checks in excess of bank balance	(14.0)	–	–	–	(14.0)
Principal borrowings on notes	3,050.0	–	–	–	3,050.0
Proceeds from bond issuance	1,000.0	–	–	–	1,000.0
Principal payments on debt	(4,436.0)	(17.2)	(0.5)	–	(4,453.7)
Borrowings on revolving credit facility	240.0	–	–	–	240.0
Payments on revolving credit facility	(70.0)	–	–	–	(70.0)
Principal payments under capital lease
obligations	(1.6)	(9.5)	(1.5)	–	(12.6)
Issuance of convertible perpetual
preferred stock	400.0	–	–	–	400.0
Dividends paid on convertible perpetual
preferred stock	(15.7)	–	–	–	(15.7)
Preferred stock issuance costs	(12.6)	–	–	–	(12.6)
Debt issuance costs	(79.8)	–	–	–	(79.8)
Distributions to minority interests of
consolidated affiliates	–	–	(22.2)	–	(22.2)
Change in intercompany advances	305.7	(155.5)	(193.7)	43.5	–
Net cash used in financing activities of
discontinued operations	(4.2)	(2.6)	(72.4)	–	(79.2)
Net cash provided by (used in)
financing activities	361.8	(184.8)	(290.3)	43.5	(69.8)
Effect of exchange rate on cash and
cash equivalents	–	–	0.1	–	0.1
(Decrease) increase in cash and cash
equivalents	(143.4)	2.5	3.3	–	(137.6)
Cash and cash equivalents at
beginning of year	158.5	0.2	7.9	–	166.6
Cash and cash equivalents of
divisions and facilities held for sale
at beginning of year	5.2	0.1	7.2	–	12.5
Less: Cash and cash equivalents of
divisions and facilities held for sale
at end of year	(2.8)	–	(11.6)	–	(14.4)
Cash and cash equivalents at end of
year	$ 17.5	$ 2.8	$ 6.8	$ –	$ 27.1

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2005
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash (used in) provided by
operating activities	$ (325.2)	$ 90.7	$ 176.1	$ 31.7	$ (26.7)
Cash flows from investing activities:
Capital expenditures	(28.2)	(30.1)	(4.6)	–	(62.9)
Proceeds from sale and maturities of
marketable securities	47.1	–	0.1	–	47.2
Purchase of investments	(69.8)	–	(0.8)	–	(70.6)
Net change in restricted cash	23.0	–	(12.2)	–	10.8
Other	–	2.6	2.3	–	4.9
Net cash used in investing activities of
discontinued operations	(0.8)	(10.9)	(17.7)	–	(29.4)
Net cash used in investing
activities	(28.7)	(38.4)	(32.9)	–	(100.0)
Cash flows from financing activities:
Checks in excess of bank balance	4.1	–	–	–	4.1
Principal borrowings on notes	200.0	–	–	–	200.0
Principal payments on debt	(246.6)	(2.0)	(1.0)	–	(249.6)
Principal payments under capital lease
obligations	(1.4)	(10.2)	(1.3)	–	(12.9)
Debt issuance costs	(17.9)	–	–	–	(17.9)
Proceeds from repayment of notes
receivable from shareholders,
officers, and management employees	13.8	–	–	–	13.8
Distributions to minority interests of
consolidated affiliates	–	(0.8)	(18.0)	–	(18.8)
Other	0.3	–	–	–	0.3
Change in intercompany advances	261.0	(30.5)	(198.8)	(31.7)	–
Net cash provided by (used in)
financing activities of discontinued operations	4.6	(14.0)	(58.0)	–	(67.4)
Net cash provided by (used in)
financing activities	217.9	(57.5)	(277.1)	(31.7)	(148.4)
Effect of exchange rate on cash and
cash equivalents	–	–	(1.2)	–	(1.2)
Decrease in cash and cash equivalents	(136.0)	(5.2)	(135.1)	–	(276.3)
Cash and cash equivalents at
beginning of year	299.7	3.6	121.8	–	425.1
Cash and cash equivalents of
divisions and facilities held for sale
at beginning of year	–	1.9	28.4	–	30.3
Less: Cash and cash equivalents of
divisions and facilities held for sale
at end of year	(5.2)	(0.1)	(7.2)	–	(12.5)
Cash and cash equivalents at end of
year	$ 158.5	$ 0.2	$ 7.9	$ –	$ 166.6

EXHIBIT LIST

No.	Description
2.1

Stock Purchase Agreement, dated January 27, 2007, by and between HealthSouth Corporation and Select Medical Systems (incorporated by reference to Exhibit 2.1 to HealthSouth’s Current Report on Form 8-K filed on January 30, 2007).

2.2

Letter Agreement, dated May 1, 2007 by and between HealthSouth Corporation and Select Medical Corporation (incorporated by reference to Exhibit 2.3 to HealthSouth’s Quarterly Report on 10-Q filed on May 9, 2007).

2.3

Amended and Restated Stock Purchase Agreement dated as of March 25, 2007, by and between HealthSouth Corporation and ASC Acquisition LLC (incorporated by reference to Exhibit 2.1 to HealthSouth’s Quarterly Report on 10-Q filed on August 8, 2007).

2.4	Stock Purchase Agreement, dated April 19, 2007, by and between HealthSouth Corporation and Diagnostic Health Holdings, Inc.
3.1	Restated Certificate of Incorporation of HealthSouth Corporation, as filed in the Office of the Secretary of State of the State of Delaware on May 21, 1998.*
3.2

Certificate of Amendment to the Restated Certificate of Incorporation of HealthSouth Corporation, as filed in the Office of the Secretary of State of the State of Delaware on October 25, 2006 (incorporated by reference to Exhibit 3.1 to HealthSouth’s Current Report on Form 8-K filed on October 31, 2006).

3.3

Amended and Restated By-Laws of HealthSouth Corporation, effective as of September 21, 2006, as amended on February 28, 2007 and November 1, 2007 (incorporated by reference to Exhibit 3.3 to HealthSouth’s Quarterly Report on Form 10-Q filed on November 6, 2007).

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

10.11

Amended Class Action Settlement Agreement, dated July 25, 2005, with representatives of the plaintiff class relating to the action consolidated on July 2, 2003, captioned In Re HealthSouth Corp. ERISA Litigation, No. CV-03-BE-1700 (N.D. Ala.).*

10.12.1	HealthSouth Corporation Amended and Restated 2004 Director Incentive Plan.** +
10.12.2	Form of Restricted Stock Unit Agreement (Amended and Restated 2004 Director Incentive Plan).** +
10.13	HealthSouth Corporation Change in Control Benefits Plan (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K filed November 14, 2005).** +

10.14	HealthSouth Corporation Amended and Restated 1993 Consultants Stock Option Plan.*
10.15.1	HealthSouth Corporation 1995 Stock Option Plan, as amended.* +
10.15.2	Form of Non-Qualified Stock Option Agreement (1995 Stock Option Plan).* +
10.16.1	HealthSouth Corporation 1997 Stock Option Plan.* +
10.16.2	Form of Non-Qualified Stock Option Agreement (1997 Stock Option Plan).* +
10.17.1	HealthSouth Corporation 1998 Restricted Stock Plan.* +
10.17.2	Form of Restricted Stock Agreement (1998 Restricted Stock Plan).* +
10.18	HealthSouth 1999 Exchange Stock Option Plan. *+
10.19.1	HealthSouth Corporation 2002 Non-Executive Stock Option Plan.* +
10.19.2	Form of Non-Qualified Stock Option Agreement (2002 Non-Executive Stock Option Plan).* +
10.20	HealthSouth Corporation Executive Deferred Compensation Plan.* +
10.21	HealthSouth Corporation Employee Stock Benefit Plan, as amended.* +
10.22	HealthSouth Corporation Amended and Restated Executive Severance Plan. +
10.23

Letter of Understanding, dated as of October 31, 2007, between HealthSouth Corporation and Jay Grinney (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on November 6, 2007). +

10.24	Form of Indemnity Agreement entered into between HealthSouth Corporation and the directors of HealthSouth.* +
10.25	Form of letter agreement with former directors.* +
10.26	Written description of Senior Management Bonus Program (incorporated by reference to Item 1.01 to HealthSouth’s Current Report on Form 8-K filed on April 11, 2005).+
10.27.1	Written description of HealthSouth Corporation Key Executive Incentive Program (incorporated by reference to Item 1.01 to HealthSouth’s Current Report on Form 8-K filed on November 21, 2005).+
10.27.2	Form of Key Executive Incentive Award Agreement (Key Executive Incentive Program).** +
10.28	HealthSouth Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K, filed on November 21, 2005).+
10.29	Form of Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan).**+
10.30

Written description of amendment to Annual Compensation to non-employee directors of HealthSouth Corporation (incorporated by reference to Item 1.01 to HealthSouth’s Current Report on Form 8-K filed on February 27, 2006).+

10.31

Settlement Agreement, dated as of December 30, 2004, by and among HealthSouth Corporation, the United States of America, acting through the entities named therein and certain other parties named therein (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on January 5, 2005).

10.32

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

10.33

Corporate Integrity Agreement, dated as of December 30, 2004, by and among the Office of Inspector General of the Department of Health and Human Services and HealthSouth Corporation (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on January 5, 2005).

10.34	Securities Purchase Agreement, dated February 28, 2006, between HealthSouth and the purchasers party thereto re: the sale of 400,000 shares of 6.50% Series A Convertible Perpetual Preferred Stock.**
10.35.1

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

10.35.2

Amendment No. 1 dated as of March 1, 2007 to the Credit Agreement dated as of March 10, 2006 among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other parties thereto (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K filed on March 14, 2007).

10.35.3

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

10.36

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
10.37.2

Amended and Restated Asset Purchase Agreement, dated as of December 31, 2005, by and among HealthSouth Corporation, HealthSouth Medical Center, Inc., and The Board of Trustees of The University of Alabama.**

10.38

Partial Final Judgment And Order of Dismissal With Prejudice of In re: HealthSouth Corporation Securities Litigation, dated as of January 11, 2007 (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K filed on January 12, 2007).

10.39

Order and Final Judgment Pursuant To A.R.C.P. Rule 54(b) Approving Pro Tanto Settlement With Certain Defendants, dated as of January 11, 2007 (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K filed on January 12, 2007).

12	Computation of Ratios.

21	Subsidiaries of HealthSouth Corporation.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on June 27, 2005.

** Incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on March 29, 2006.

+ Management contract or compensatory plan or arrangement.