Form 10-Q
period 2008-03-31
HEALTHSOUTH CORP
filed 2008-05-07
CIK 785161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-14940

HealthSouth Corporation

(Exact name of Registrant as specified in its Charter)

Delaware	63-0860407
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3660 Grandview Parkway, Suite 200 Birmingham, Alabama	35243
(Address of Principal Executive Offices)	(Zip Code)

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

The registrant had 79,083,422 shares of common stock outstanding, net of treasury shares, as of April 30, 2008.

TABLE OF CONTENTS

		Page
PART I	Financial Information

Item 1.	Financial Statements (Unaudited)	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	57
Item 4.	Controls and Procedures	58

PART II	Other Information

Item 1.	Legal Proceedings	59
Item 6.	Exhibits	59

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2008	December 31, 2007
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$ 60.4	$ 19.8
Restricted cash	64.5	63.6
Restricted marketable securities	29.3	28.9
Accounts receivable, net of allowance for doubtful accounts of $36.7 in 2008;
$37.8 in 2007	240.9	220.2
Insurance recoveries receivable	230.0	230.0
Other current assets	62.2	58.7
Current assets held for sale	10.2	16.2
Total current assets	697.5	637.4
Property and equipment, net	693.9	744.4
Goodwill	406.1	406.1
Intangible assets, net	25.0	26.1
Investment in and advances to nonconsolidated affiliates	42.7	42.7
Assets held for sale	21.4	63.2
Income tax refund receivable	48.7	52.5
Other long-term assets	76.7	78.2
Total assets	$ 2,012.0	$ 2,050.6
Liabilities and Shareholders’ Deficit
Current liabilities:
Current portion of long-term debt	$ 61.6	$ 68.3
Accounts payable	46.0	49.1
Accrued expenses and other current liabilities	396.3	365.5
Government, class action, and related settlements	365.0	400.7
Current liabilities held for sale	43.0	86.9
Total current liabilities	911.9	970.5
Long-term debt, net of current portion	1,989.0	1,974.4
Liabilities held for sale	4.1	4.2
Other long-term liabilities	172.2	171.4
	3,077.2	3,120.5
Commitments and contingencies
Minority interest in equity of consolidated affiliates	85.7	97.2
Convertible perpetual preferred stock, $.10 par value; 1,500,000 shares authorized;
400,000 issued in 2008 and 2007; liquidation preference of $1,000 per share	387.4	387.4
Shareholders’ deficit:
Common stock, $.01 par value; 200,000,000 shares authorized;
issued: 87,886,328 in 2008; 87,514,378 in 2007	0.9	0.9
Capital in excess of par value	2,817.3	2,820.4
Accumulated deficit	(4,044.8)	(4,064.6)
Accumulated other comprehensive loss	(1.1)	(0.8)
Treasury stock, at cost (8,810,740 shares in 2008 and 8,801,665 shares in 2007)	(310.6)	(310.4)
Total shareholders’ deficit	(1,538.3)	(1,554.5)
Total liabilities and shareholders’ deficit	$ 2,012.0	$ 2,050.6

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed balance sheets.

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In Millions, Except Per Share Data)
Net operating revenues	$ 469.0	$ 443.1
Operating expenses:
Salaries and benefits	232.9	218.2
Other operating expenses	70.4	67.0
General and administrative expenses	28.1	43.1
Supplies	27.5	25.8
Depreciation and amortization	30.1	18.0
Occupancy costs	12.3	12.8
Provision for doubtful accounts	8.1	10.4
Gain on disposal of assets	(0.4)	–
Government, class action, and related settlements	(36.4)	(12.2)
Professional fees—accounting, tax, and legal	3.6	21.8
Total operating expenses	376.2	404.9
Loss on early extinguishment of debt	0.3	–
Interest expense and amortization of debt discounts and fees	47.4	58.5
Other income	(0.7)	(4.7)
Loss on interest rate swap	36.6	4.3
Equity in net income of nonconsolidated affiliates	(2.4)	(2.7)
Minority interests in earnings of consolidated affiliates	7.6	8.3
Income (loss) from continuing operations before income tax expense	4.0	(25.5)
Provision for income tax expense	0.1	3.3
Income (loss) from continuing operations	3.9	(28.8)
Income (loss) from discontinued operations, net of income tax benefit (expense)	15.9	(27.8)
Net income (loss)	19.8	(56.6)
Convertible perpetual preferred stock dividends	(6.5)	(6.5)
Net income (loss) available to common shareholders	$ 13.3	$ (63.1)
Comprehensive income (loss):
Net income (loss)	$ 19.8	$ (56.6)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	–	0.1
Unrealized loss on available-for-sale securities	(0.4)	(3.5)
Other comprehensive loss, net of tax	(0.4)	(3.4)
Comprehensive income (loss)	$ 19.4	$ (60.0)
Weighted average common shares outstanding:
Basic	78.9	78.7
Diluted	92.3	92.1
Basic and diluted earnings (loss) per common share:
Loss from continuing operations available to common shareholders	$ (0.03)	$ (0.45)
Income (loss) from discontinued operations, net of income tax
benefit (expense)	0.20	(0.35)
Net income (loss) per share available to common shareholders	$ 0.17	$ (0.80)

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In Millions)
Net cash provided by (used in) operating activities	$ 41.8	$ (2.1)

Cash flows from investing activities:
Capital expenditures	(8.7)	(6.0)
Proceeds from disposal of assets	43.9	–
Proceeds from sale and maturities of restricted marketable securities	0.5	65.0
Purchase of restricted investments	(1.4)	(10.0)
Net change in restricted cash	(0.9)	9.9
Other	(0.1)	0.4
Net cash (used in) provided by investing activities of discontinued
operations	(0.2)	3.8
Net cash provided by investing activities	33.1	63.1

Cash flows from financing activities:
Checks in excess of bank balance	(11.4)	26.1
Principal payments on debt	(17.0)	(5.2)
Borrowings on revolving credit facility	15.0	10.0
Payments on revolving credit facility	–	(40.0)
Principal payments under capital lease obligations	(3.5)	(3.1)
Dividends paid on convertible perpetual preferred stock	(6.5)	(6.5)
Debt amendment and issuance costs	(0.1)	(11.1)
Distributions to minority interests of consolidated affiliates	(10.1)	(5.1)
Net cash used in financing activities of discontinued operations	(0.8)	(22.8)
Net cash used in financing activities	(34.4)	(57.7)

Effect of exchange rate changes on cash and cash equivalents	–	0.1
Increase in cash and cash equivalents	40.5	3.4
Cash and cash equivalents at beginning of period	19.8	27.1
Cash and cash equivalents of divisions and facilities held for sale at
beginning of period	0.4	14.4
Less: cash and cash equivalents of divisions and facilities held for sale
at end of period	(0.3)	(19.3)
Cash and cash equivalents at end of period	$ 60.4	$ 25.6

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

The accompanying unaudited condensed consolidated financial statements of HealthSouth Corporation and Subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes filed with the United States Securities and Exchange Commission (the “SEC”) in HealthSouth’s Annual Report on Form 10-K filed on February 26, 2008 (the “2007 Form 10-K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted in these interim statements, as allowed by such SEC rules and regulations. The condensed consolidated balance sheet as of December 31, 2007 has been derived from audited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.

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

Stock-Based Compensation—

In February 2008, we issued approximately 0.7 million shares of restricted common stock to members of our senior management team. Approximately 0.4 million shares of the restricted stock granted contain only a service condition, while the remaining 0.3 million shares contain a service and either a performance or market condition. The fair value of the awards containing a market condition is calculated using a lattice model. However, these amounts are not material to our financial position, results of operations, or cash flows.

Fair Value Measurements—

On January 1, 2008, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. FASB Statement No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, FASB Statement No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

▪	Level 1 – Observable inputs such as quoted prices in active markets;
▪	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
▪	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques noted in FASB Statement No. 157. The three valuation techniques are as follows:

▪	Market approach – Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

▪	Cost approach – Amount that would be required to replace the service capacity of an asset (i.e., replacement cost); and
▪	Income approach – Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing models, and lattice models).

On a recurring basis, we are required to measure our available-for-sale restricted and nonrestricted marketable securities, the liability for the common stock and related common stock warrants associated with the Securities Litigation Settlement (see Note 10, Settlements), and our interest rate swap at fair value. The fair values of our available-for-sale restricted and nonrestricted marketable securities and the liability for the common stock associated with the Securities Litigation Settlement are determined based on quoted market prices in active markets. The fair value of the liability for the common stock warrants associated with the Securities Litigation Settlement is determined using a Black-Sholes model with weighted-average assumptions for historical volatility of our common stock, the risk-free interest rate, and the expected term of the underlying warrants. The fair value of our interest rate swap is determined using the estimated present value of the fixed leg and floating leg of the swap. The value of the fixed leg is the present value of the known fixed coupon payments. The value of the floating leg is the present value of the floating coupon payments determined at the agreed dates of each payment. Forward rates derived from the yield curve are used to approximate the floating rates. Each series of cash flows is discounted by market rates of interest.

The fair values of our financial assets and liabilities that are measured on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
March 31, 2008	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Restricted marketable securities	$ 29.3	$ 29.3	$ –	$ –	M
Other current assets:
Marketable securities	0.5	0.5	–	–	M
Accrued expenses and other current
liabilities:
Interest rate swap	(78.1)	–	(78.1)	–	I
Government, class action, and related
settlements:
Securities Litigation Settlement
liability—common stock	(89.4)	(89.4)	–	–	M
Securities Litigation Settlement
liability—common stock
warrants	(37.9)	–	(37.9)	–	I

(1)	As discussed above, FASB Statement No. 157 identifies three valuation techniques: market approach (M), cost approach (C), and income approach (I).

On a nonrecurring basis, we are required to measure property and equipment, goodwill, other intangible assets, investments in nonconsolidated affiliates, and assets and liabilities of discontinued operations at fair value. The fair values of our property and equipment and other intangible assets are determined using discounted cash flows and significant unobservable inputs. The fair value of our investments in nonconsolidated affiliates is determined using quoted prices in private markets, discounted cash flows or earnings, or market multiples derived from a set of comparables. The fair value of our assets and liabilities of discontinued operations is determined using discounted cash flows and significant unobservable inputs unless there is an offer to purchase such assets and liabilities, which would be the basis for determining fair value. The fair value of our goodwill is determined using discounted cash flows, and, when available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. Goodwill is tested for impairment as of October 1 of each year, absent any impairment indicators.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, delayed the effective date of FASB Statement No. 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. During the three months ended March 31, 2008 and 2007, there were no impairments related to our property and equipment, goodwill, other intangible assets, investments in nonconsolidated affiliates, and assets and liabilities of discontinued operations.

Recent Accounting Pronouncements—

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. FASB Statement No. 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, operations, and cash flows through enhanced disclosure requirements. The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or January 1, 2009 for HealthSouth.

We do not expect FASB Statement No. 161 to significantly change the way in which we currently disclose our derivative instrument. As of March 31, 2008, we maintained only one derivative instrument under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This instrument is an interest rate swap we are required to maintain under the terms of our Credit Agreement. For additional information regarding our derivative instrument, see Note 1, Summary of Significant Accounting Policies, “Derivative Instruments,” and Note 8, Long-term Debt, “Interest Rate Swap,” of the notes to the consolidated financial statements included in our 2007 Form 10-K. For additional information regarding our market risk, see Item 3, Quantitative and Qualitative Disclosures about Market Risk, of this report.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R) and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, or January 1, 2009 for HealthSouth. The guidance within the FSP for determining the useful life of a recognized intangible asset will be applied prospectively to intangible assets acquired after the effective date. The additional disclosure requirements of the FSP will be applied prospectively to all intangible assets recognized as of, and

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

subsequent to, the effective date. We have not begun evaluating the potential impact, if any, the adoption of this FSP could have on our consolidated financial position, results of operations, and cash flows.

Since the filing of our 2007 Form 10-K, we do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

2.	Liquidity:

While we made significant progress in 2007 in improving our leverage and liquidity, we remain highly leveraged. During the three months ended March 31, 2008, we used drawings under our revolving credit facility to redeem approximately $5 million of our 10.75% Senior Notes due 2016, which carry a higher interest rate than borrowings under our Credit Agreement.

During April 2008, and in accordance with the provisions of our Credit Agreement, we temporarily used the entire net proceeds from the sale of our corporate campus to reduce amounts outstanding under our revolving credit facility. Our Credit Agreement allows for some of the net proceeds to be reinvested in capital expenditures, which we may do in subsequent periods. In addition, we expect to use cash flows from the receipt of additional federal and state income tax refunds to further reduce our debt outstanding. However, no assurances can be given as to whether or when such cash flows will be received.

We have scheduled principal payments of $53.5 million and $25.8 million in the remainder of 2008 and 2009, respectively, related to long-term debt obligations (see Note 5, Long-term Debt). As of March 31, 2008, we had $90.0 million drawn on our revolver. Amounts drawn on our revolver decreased to approximately $30 million as of April 30, 2008. We may need to make additional draws on our revolving credit facility during the second quarter of 2008 due to the timing of interest payments and other seasonal borrowing needs. Based on our current borrowing capacity and leverage ratio required under our Credit Agreement, we do not believe there is significant risk in our ability to make additional draws under our revolving credit facility, if needed.

As with any company carrying significant debt, our primary risk relating to our high leverage is the possibility that a down-turn in operating earnings could impair our ability to comply with the financial covenants contained within our Credit Agreement. Our primary covenants include a leverage ratio and an interest coverage ratio. To violate the interest coverage ratio, we would need to fail the test for four consecutive quarters. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms as favorable to those in our existing Credit Agreement. Under such circumstances, there is also the potential our lenders would not grant relief to us which, among other things, would depend upon the state of the credit markets at that time. A default due to violation of the covenants contained within our Credit Agreement could require us to immediately repay all amounts then outstanding under the Credit Agreement. See Item 1A, Risk Factors, of our 2007 Form 10-K and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our 2007 Form 10-K, for a discussion of risks and uncertainties facing us. Changes in our business or other factors may occur that might have a material adverse impact on our financial position, results of operations, and cash flows.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

3.	Property and Equipment:

Property and equipment consists of the following (in millions):

	March 31, 2008	December 31, 2007
Land	$ 62.6	$ 76.2
Buildings	905.1	936.8
Leasehold improvements	24.5	24.1
Furniture, fixtures, and equipment	346.9	345.0
	1,339.1	1,382.1
Less: Accumulated depreciation and amortization	(651.2)	(645.3)
	687.9	736.8
Construction in progress	6.0	7.6
Property and equipment, net	$ 693.9	$ 744.4

Corporate Campus—

In January 2008, we entered into an agreement with Daniel Corporation (“Daniel”), a Birmingham, Alabama-based full-service real estate organization, pursuant to which Daniel acquired our corporate campus, including the Digital Hospital, for a purchase price of $43.5 million in cash. This transaction closed on March 31, 2008. As part of this transaction, we entered into a lease for office space within the property that was sold.

The agreement includes a deferred purchase price component related to the Digital Hospital. If Daniel sells, or otherwise monetizes its interest in, the Digital Hospital for cash consideration to a third-party, we are entitled to 40% of the net profit, if any and as defined in the sale agreement, realized by Daniel.

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reviewed our depreciation estimates of our corporate campus based on the revised salvage value of the campus due to the expected sale transaction. During the three months ended March 31, 2008, we accelerated the depreciation of our corporate campus by approximately $11.0 million so that the net book value of the corporate campus equaled the net proceeds received on the transaction’s closing date.

The proceeds of this transaction were used to reduce our debt outstanding in April 2008 (see Note 5, Long-term Debt).

4.	Investment in and Advances to Nonconsolidated Affiliates:

Investment in and advances to nonconsolidated affiliates as of March 31, 2008 represents our investment in 18 partially owned subsidiaries, of which 13 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of our subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates, but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from 4% to 51%. We account for these investments using the cost and equity methods of accounting.

The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended March 31,
	2008	2007
Net operating revenues	$ 18.3	$ 16.7
Operating expenses	(11.6)	(10.4)
Income from continuing operations	6.7	6.3
Net income	6.4	6.2

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The following summarizes the results of operations of New England Rehabilitation Services of Central Massachusetts, Inc., which qualified during the three months ended March 31, 2008 as a “significant subsidiary” under Regulation S-X promulgated by the SEC and requiring separate disclosure (on a 100% basis, in millions):

	Three Months Ended March 31,
	2008	2007
Net operating revenues	$ 7.7	$ 7.4
Operating expenses	(6.0)	(5.5)
Income from continuing operations	1.7	1.9
Net income	1.7	2.2

5.	Long-term Debt:

Our long-term debt outstanding consists of the following (in millions):

	March 31, 2008	December 31, 2007
Advances under $400 million revolving credit facility	$ 90.0	$ 75.0
Term Loan Facility	860.6	862.8
Bonds Payable—
7.000% Senior Notes due 2008	5.0	5.0
10.750% Senior Subordinated Notes due 2008	30.3	30.3
8.500% Senior Notes due 2008	–	9.4
8.375% Senior Notes due 2011	0.3	0.3
7.625% Senior Notes due 2012	1.5	1.5
Floating Rate Senior Notes due 2014	375.0	375.0
10.75% Senior Notes due 2016	553.4	558.2
Notes payable to banks and others at interest rates from 7.9% to 12.9%	16.8	17.0
Capital lease obligations	117.7	108.2
	2,050.6	2,042.7
Less: Current portion	(61.6)	(68.3)
Long-term debt, net of current portion	$ 1,989.0	$ 1,974.4

For a description of our indebtedness, see Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2007 Form 10-K.

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
April 1 through December 31, 2008	$ 53.5	$ 53.5
2009	25.8	25.8
2010	26.2	26.2
2011	22.0	22.0
2012	110.2	110.2
2013	828.5	828.5
Thereafter	991.9	984.4
Total	$ 2,058.1	$ 2,050.6

As discussed in Note 3, Property and Equipment, we closed the transaction to sell our corporate campus to Daniel on March 31, 2008. During April 2008, we used the net proceeds from this transaction to reduce amounts outstanding on our revolving credit facility.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Due to the requirements under our Credit Agreement (as defined in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2007 Form 10-K) to use the net proceeds from the divestiture of our surgery centers, outpatient, and diagnostic divisions (as discussed in Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements accompanying our 2007 Form 10-K) to repay obligations outstanding under our Credit Agreement, and in accordance with the guidance in Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” we allocated the interest expense on the debt that was required to be repaid as a result of the disposal transactions to discontinued operations in all periods presented prior to the closing of the disposal transactions. The following table provides information regarding our total Interest expense and amortization of debt discounts and fees presented in our condensed consolidated statements of operations and comprehensive income (loss) for both continuing and discontinued operations (in millions):

	Three Months Ended March 31,
	2008	2007
Continuing operations:
Interest expense	$ 45.8	$ 56.5
Amortization of debt discounts	0.1	0.1
Amortization of consent fees/bond issue costs	0.5	0.5
Amortization of loan fees	1.0	1.4
Total interest expense and amortization of debt discounts and
fees for continuing operations	47.4	58.5
Discontinued operations:
Interest expense	0.4	24.4
Total interest expense for discontinued operations	0.4	24.4
Total interest expense and amortization of debt discounts and fees	$ 47.8	$ 82.9

Our interest payments increase or decrease in accordance with changes in LIBOR. However, the vast majority of these variable interest payments will be offset by net settlement payments or receipts on our interest rate swap, which are included in the line item Loss on interest rate swap in our condensed consolidated statements of operations and comprehensive income (loss).

6.	Guarantees:

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

As of March 31, 2008, we were secondarily liable for 164 such guarantees. The remaining terms of these guarantees range from one month to 216 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximates $122.7 million.

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

These guarantees are not secured by any assets under the agreements. As of March 31, 2008, we have not been required to perform under any such guarantees.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

7.	Assets Held for Sale and Results of Discontinued Operations:

The operating results of discontinued operations, including the allocation of $24.1 million of interest expense for the three months ended March 31, 2007 (as discussed in Note 5, Long-term Debt), are as follows (in millions):

	Three Months Ended March 31,
	2008	2007
Net operating revenues	$ 6.0	$ 313.3
Costs and expenses	9.5	301.3
Impairments	–	35.9
Loss from discontinued operations	(3.5)	(23.9)
Loss on disposal of assets of discontinued operations	(0.1)	–
Gain of divestitures of divisions	18.8	–
Income tax benefit (expense)	0.7	(3.9)
Income (loss) from discontinued operations, net of tax	$ 15.9	$ (27.8)

As discussed in Note 11, Contingencies, we have recorded charges related to ongoing negotiations with certain of our current and former subsidiary partnerships related to the restatement of their historical financial statements. The portion of these charges that is attributable to partnerships of our surgery centers division has been included in our results of discontinued operations. No charges were made to partnerships in our outpatient or diagnostic divisions during the periods presented. We have and may continue to incur additional charges related to these ongoing negotiations with our partners and former partners.

As discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our 2007 Form 10-K, we insure a substantial portion of our professional liability, general liability, and workers’ compensation risks through a self-insured retention program underwritten by our consolidated wholly owned offshore captive insurance subsidiary, HCS, Ltd. (“HCS”), which we fund annually. Expenses for retained professional and general liability risks and workers’ compensation risks associated with our surgery centers, outpatient, and diagnostic divisions have been included in our results of discontinued operations.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Assets and liabilities held for sale consist of the following (in millions):

	March 31, 2008	December 31, 2007
Assets:
Cash and cash equivalents	$ 0.3	$ 0.4
Restricted cash	1.2	1.6
Accounts receivable, net	3.5	7.0
Other current assets	5.2	7.2
Total current assets	10.2	16.2
Property and equipment, net	6.7	12.6
Goodwill	13.9	48.8
Intangible assets, net	0.3	1.8
Other long-term assets	0.5	–
Total long-term assets	21.4	63.2
Total assets	$ 31.6	$ 79.4
Liabilities:
Current portion of long-term debt	$ 0.4	$ 0.4
Accounts payable	1.2	1.7
Accrued expenses and other current liabilities	14.9	18.5
Deferred amounts related to sale of surgery centers division	26.5	66.3
Total current liabilities	43.0	86.9
Long-term debt, net of current portion	2.3	2.4
Other long-term liabilities	1.8	1.8
Total long-term liabilities	4.1	4.2
Total liabilities	$ 47.1	$ 91.1

Surgery Centers Division—

The transaction to sell our surgery centers division to ASC Acquisition LLC (“ASC”) closed on June 29, 2007, other than with respect to certain facilities in Connecticut, Rhode Island, and Illinois for which approvals for the transfer to ASC had not yet been received as of such date. The purchase price consisted of cash consideration of $920 million, subject to certain adjustments, and a contingent option to acquire up to a 5% equity interest in the new company. The net cash proceeds received at closing, after deducting deal and separation costs, purchase price adjustments, and approximately $15.5 million of debt assumed by ASC, approximated $860.7 million.

As noted above, the closing of the sale of the surgery centers division occurred on June 29, 2007, other than with respect to certain facilities for which approvals for the transfer to ASC had not yet been received as of such date. In connection with the closing, HealthSouth and ASC agreed, among other things, that HealthSouth would retain its ownership interest in certain surgery centers until regulatory approvals for the transfer of such surgery centers to ASC were received. In that regard, ASC would manage the operations of such surgery centers until such approvals had been received, and HealthSouth and ASC entered into arrangements designed to place them in approximately the same economic position, whether positive or negative, they would have occupied had all regulatory approvals been received prior to closing. Upon receipt of such approvals, HealthSouth’s ownership interest in such facilities would be transferred to ASC. No portion of the purchase price was withheld at closing pending the transfer of these facilities. In the event regulatory approval for the transfer of any such facility is not received within one year, HealthSouth would be required to return to ASC a portion of the purchase price allocated to such facility.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

During 2007, we also reached an agreement with certain of our remaining partners to sell an additional facility to ASC. This facility was an opt-out partnership at the time the original transaction closed with ASC. After deducting deal and separation costs, we received approximately $16.2 million of net cash proceeds in conjunction with the sale of this facility.

The assets and liabilities presented below for the surgery centers division as of March 31, 2008 include the assets and liabilities associated with the facility that had not been transferred as of March 31, 2008, as these assets will not be transferred until approval for such transfer is obtained. The assets and liabilities presented below for the surgery centers division as of December 31, 2007 include the assets and liabilities associated with the facilities that had not been transferred as of that date. As of March 31, 2008, we have deferred approximately $26.5 million of cash proceeds received at closing associated with the facility that was awaiting regulatory approval for the transfer to ASC as of March 31, 2008. We will continue to report the results of operations of this facility in discontinued operations until the transfer of the facility occurs.

The assets and liabilities of the surgery centers division reported as held for sale consist of the following (in millions):

	March 31, 2008	December 31, 2007
Assets:
Cash and cash equivalents	$ 0.2	$ 0.4
Restricted cash	–	0.2
Accounts receivable, net	0.3	2.6
Other current assets	2.6	2.0
Total current assets	3.1	5.2
Property and equipment, net	4.0	9.1
Goodwill	13.9	48.8
Intangible assets, net	0.4	1.9
Other long-term assets	–	1.1
Total long-term assets	18.3	60.9
Total assets	$ 21.4	$ 66.1
Liabilities:
Current portion of long-term debt	$ 0.4	$ 0.4
Accounts payable	0.8	1.3
Accrued expenses and other current liabilities	3.9	5.8
Deferred amounts related to sale of surgery centers division	26.5	66.3
Total current liabilities	31.6	73.8
Long-term debt, net of current portion	2.3	2.4
Other long-term liabilities	0.1	0.3
Total long-term liabilities	2.4	2.7
Total liabilities	$ 34.0	$ 76.5

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The operating results of the surgery centers division included in discontinued operations consist of the following (in millions):

	Three Months Ended March 31,
	2008	2007
Net operating revenues	$ 4.0	$ 186.8
Costs and expenses	7.7	174.5
Impairments	–	3.0
(Loss) income from discontinued operations	(3.7)	9.3
Gain on disposal of assets of discontinued operations	–	1.6
Gain of divestiture of division	19.3	–
Income tax benefit (expense)	0.7	(3.9)
Income from discontinued operations, net of tax	$ 16.3	$ 7.0

As a result of the disposition of our surgery centers division, we recorded a $329.9 million post-tax gain in the second quarter of 2007, a $49.2 million post-tax gain during the third quarter of 2007, and a $2.8 million post-tax loss during the fourth quarter of 2007, for a total post-tax gain on disposal of approximately $376.3 million during the year ended December 31, 2007. During the three months ended March 31, 2008, we recorded a $19.3 million post-tax gain on disposal associated with the five Illinois facilities that were transferred during the quarter. We expect to record an additional post-tax gain of approximately $10 million to $16 million for the facility that remains pending in Illinois.

In connection with this divestiture, we entered into a transition services agreement (“TSA”) with ASC whereby we continue to provide back-office services related to the operations of our surgery centers division. As of March 31, 2008, these back-office services include certain information technology and accounting services. The TSA is scheduled to expire in 2008. ASC compensates us for these services, as outlined in the TSA. Such compensation is not material to either HealthSouth or the operations of the surgery centers division.

Outpatient Division—

The transaction to sell our outpatient rehabilitation division to Select Medical Corporation (“Select Medical”) closed on May 1, 2007, other than with respect to certain facilities for which approvals for the transfer to Select Medical had not yet been received as of such date. In connection with the closing of the sale of this division, we entered into a letter agreement with Select Medical whereby we agreed, among other things, we would retain certain outpatient facilities until certain state regulatory approvals for the transfer of such facilities to Select Medical were received. In that regard, we entered into agreements with Select Medical whereby Select Medical managed certain operations of the applicable facilities until such approvals were received. Approximately $24 million of the $245 million purchase price was withheld pending the transfer of these facilities. The net cash proceeds received at closing, after deducting deal and separation costs, purchase price adjustments, and approximately $3.2 million of debt assumed by Select Medical, approximated $200.4 million. Subsequent to closing, we received approval and transferred the remaining facilities to Select Medical, and we received additional sale proceeds in November 2007.

The assets and liabilities of the outpatient division reported as held for sale as of March 31, 2008 and December 31, 2007 were not material. The operating results of the outpatient division included in discontinued operations consist of the following (in millions):

	Three Months Ended March 31,
	2008	2007
Net operating revenues	$ 1.0	$ 79.7
Costs and expenses	0.6	72.6
Impairments	–	0.2
Income from discontinued operations	0.4	6.9
Loss on disposal of assets of discontinued operations	–	(1.2)
Income tax expense	–	–
Income from discontinued operations, net of tax	$ 0.4	$ 5.7

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As a result of the disposition of our outpatient division, we recorded a $135.0 million post-tax gain in the second quarter of 2007, a $0.4 million post-tax loss in the third quarter of 2007, and a $11.1 million post-tax gain in the fourth quarter of 2007, for a total post-tax gain of $145.7 million during the year ended December 31, 2007.

Diagnostic Division—

During 2007, we entered into an agreement with The Gores Group to sell our diagnostic division. This transaction closed on July 31, 2007, other than with respect to one facility for which approval for the transfer had not yet been received as of such date. The net cash proceeds received at closing, after deducting deal and separation costs and purchase price adjustments, approximated $39.7 million. During the first quarter of 2008, we received approval for the transfer of the remaining facility to The Gores Group.

The assets and liabilities of the diagnostic division reported as held for sale as of March 31, 2008 and December 31, 2007 were not material. The operating results of the diagnostic division included in discontinued operations consist of the following (in millions):

	Three Months Ended March 31,
	2008	2007
Net operating revenues	$ 0.8	$ 38.8
Costs and expenses	0.7	44.6
Impairments	–	32.7
Income (loss) from discontinued operations	0.1	(38.5)
Gain on disposal of assets of discontinued operations	–	0.1
Loss on divestiture of division	(0.5)	–
Income tax expense	–	–
Loss from discontinued operations, net of tax	$ (0.4)	$ (38.4)

During the first quarter of 2007, we wrote the intangible assets and certain long-lived assets of our diagnostic division down to their estimated fair value based on the estimated net proceeds to be received from the divestiture of the division. This charge is included in impairments in the above results of operations of our diagnostic division. As a result of the disposition of our diagnostic division, we recorded an approximate $8.4 million post-tax loss in the third quarter of 2007 and a $0.1 million post-tax gain in the fourth quarter of 2007, for a total post-tax loss of approximately $8.3 million during the year ended December 31, 2007. This loss primarily resulted from working capital adjustments based on the final balance sheet. During the three months ended March 31, 2008, we recorded an approximate $0.5 million post-tax loss on disposal associated with the remaining facility that received approval for the transfer to The Gores Group during the first quarter of 2008.

In connection with the divestiture of our diagnostic division, we entered into a TSA with an affiliate of The Gores Group whereby we continued to provide back-office services, primarily related to communications support services, related to the operations of our diagnostic division. This TSA expired in January 2008. We also entered into an agreement whereby an affiliate of The Gores Group provides certain services related to the accounts receivable and other assets of operations we retained. This agreement is scheduled to expire in the latter half of 2008, but is subject to a short extension period. The compensation we pay and received related to these services is not material to either HealthSouth or the operations of the diagnostic division.

8.	Income Taxes:

Our Provision for income tax expense for the three months ended March 31, 2008 includes the following: (1) current income tax benefit of approximately $0.7 million attributable to state income tax refunds in excess of amounts previously accrued and accrued interest income on expected federal income tax refunds resulting from updated tax filings which are still in progress as of March 31, 2008 offset by state income tax expense of subsidiaries which have separate state filing requirements and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (2) deferred income tax expense of approximately $0.8 million attributable to increases in the basis difference of certain indefinite-lived assets.

We have significant federal and state net operating losses. We assess the realization of our deferred tax assets quarterly to determine whether an adjustment to our valuation allowance is required. After consideration of all

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

Our Provision for income tax expense for the same period in 2007 consisted of substantially the same items of current and deferred taxes, excluding the current benefit attributable to state income tax refunds in excess of amounts previously accrued.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of our adoption of FASB Interpretation No. 48, we recognized a $4.2 million increase to reserves for uncertain tax positions. This increase was accounted for as an addition to Accumulated deficit as of January 1, 2007. Including the cumulative effect increase to the reserves for uncertain tax positions, as of January 1, 2007, we had approximately $267.4 million of total gross unrecognized tax benefits, of which approximately $247.0 million would affect our effective tax rate if recognized. The amount of the unrecognized tax benefits changed significantly during the year ended December 31, 2007 due to the settlement with the Internal Revenue Service (“IRS”) for the tax years 1996 through 1999, as discussed in Note 17, Income Taxes, to the consolidated financial statements accompanying our 2007 Form 10-K.

As of December 31, 2007, total accrued interest expense related to unrecognized tax benefits was $11.7 million. Total remaining gross unrecognized tax benefits were $138.2 million as of December 31, 2007, all of which would affect our effective tax rate if recognized. There were no material changes to our unrecognized tax benefits during the three months ended March 31, 2008. Total accrued interest expense related to unrecognized tax benefits at March 31, 2008 was $12.0 million. Total remaining gross unrecognized tax benefits were $135.7 million as of March 31, 2008, all of which would affect our effective tax rate if recognized.

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

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the three months ended March 31, 2008 and 2007, we recorded $1.0 million and $0.9 million of interest income, respectively, as part of our income tax provision. Total accrued interest income was $20.5 million and $19.5 million as of March 31, 2008 and December 31, 2007, respectively.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

9.	Earnings (Loss) per Common Share:

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

	Three Months Ended March 31,
	2008	2007
Numerator:
Income (loss) from continuing operations	$ 3.9	$ (28.8)
Less: Convertible perpetual preferred stock dividends	(6.5)	(6.5)
Loss from continuing operations available to common shareholders	(2.6)	(35.3)
Income (loss) from discontinued operations, net of tax	15.9	(27.8)
Net income (loss) available to common shareholders	$ 13.3	$ (63.1)

Denominator:
Basic weighted average common shares outstanding	78.9	78.7
Diluted weighted average common shares outstanding	92.3	92.1

Basic and diluted earnings (loss) per common share:
Loss from continuing operations available to common shareholders	$ (0.03)	$ (0.45)
Income (loss) from discontinued operations, net of tax	0.20	(0.35)
Net income (loss) available to common shareholders	$ 0.17	$ (0.80)

Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options, restricted stock awards, restricted stock units, and convertible perpetual preferred stock. For the three months ended March 31, 2008 and 2007, the number of potential shares approximated 13.4 million. For the three months ended March 31, 2008 and 2007, approximately 13.1 million of the potential shares relates to our Convertible perpetual preferred stock. For the three months ended March 31, 2008 and 2007, including these potential common shares in the denominator resulted in an antidilutive per share amount due to our Loss from continuing operations available to common shareholders. Therefore, under the guidance in FASB Statement No. 128, Earnings per Share, basic and diluted loss per common share amounts are the same for the three months ended March 31, 2008 and 2007.

Options to purchase approximately 2.6 million and 4.0 million shares of common stock were outstanding during the three months ended March 31, 2008 and 2007, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.

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

In September 2006, we agreed to issue approximately 5.0 million shares of common stock and warrants to purchase approximately 8.2 million shares of common stock to settle our class action securities litigation. This agreement received final court approval on January 11, 2007. As of March 31, 2008, these shares of common stock

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

and warrants have not been issued and are not included in our basic or diluted common shares outstanding. For additional information, see Note 10, Settlements.

10.	Settlements:

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

On January 8, 2004, the plaintiffs in the Consolidated Securities Action filed a consolidated class action complaint. The complaint named us as a defendant, as well as more than 30 of our current and former employees, officers and directors, the underwriters of our debt securities, and our former auditor. The complaint alleged, among other things, (1) that we misrepresented or failed to disclose certain material facts concerning our business and financial condition and the impact of the Balanced Budget Act of 1997 on our operations in order to artificially inflate the price of our common stock, (2) that from January 14, 2002 through August 27, 2002, we misrepresented or failed to disclose certain material facts concerning our business and financial condition and the impact of the changes in Medicare reimbursement for outpatient therapy services on our operations in order to artificially inflate the price of our common stock, and that some of the individual defendants sold shares of such stock during the purported class period, and (3) that Mr. Scrushy instructed certain former senior officers and accounting personnel to materially inflate our earnings to match Wall Street analysts’ expectations, and that senior officers of HealthSouth and other members of a self-described “family” held meetings to discuss the means by which our earnings could be inflated and that some of the individual defendants sold shares of our common stock during the purported class period. The consolidated class action complaint asserted claims under Sections 11, 12(a)(2) and 15 of the Securities Act, and claims under Sections 10(b), 14(a), 20(a) and 20A of the 1934 Act.

On February 22, 2006, we announced we had reached a preliminary agreement in principle with the lead plaintiffs in the Stockholder Securities Action, the Bondholder Securities Action, and the derivative litigation (as discussed in Note 11, Contingencies, “Derivative Litigation”), as well as with our insurance carriers, to settle claims filed in those actions against us and many of our former directors and officers. On September 26, 2006, the plaintiffs in the Stockholder Securities Action and the Bondholder Securities Action, HealthSouth, and certain individual former HealthSouth employees and board members entered into and filed a stipulation of partial settlement of this litigation. We also entered into definitive agreements with the lead plaintiffs in these actions and the derivative actions, as well as certain of our insurance carriers, to settle the litigation. These settlement agreements memorialized the terms contained in the preliminary agreement in principle entered into in February 2006. On September 28, 2006, the United States District Court entered an order preliminarily approving the stipulation and settlement. Following a period to allow class members to opt out of the settlement and for objections to the settlement to be lodged, the Court held a hearing on January 8, 2007 and determined the proposed settlement was

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

fair, reasonable and adequate to the class members and that it should receive final approval. An order approving the settlement was entered on January 11, 2007. Individual class members representing approximately 205,000 shares of common stock and one bondholder with a face value of $1.5 million elected to be excluded from the settlement. The order approving the settlement bars claims by the non-settling defendants arising out of or relating to the Stockholder Securities Action, the Bondholder Securities Action, and the derivative litigation but does not prevent other security holders excluded from the settlement from asserting claims directly against the Company.

Under the settlement agreements, federal securities and fraud claims brought in the Consolidated Securities Action against us and certain of our former directors and officers were settled in exchange for aggregate consideration of $445 million, consisting of HealthSouth common stock and warrants valued at $215 million and cash payments by HealthSouth’s insurance carriers of $230 million. In addition, the settlement agreements provided that the plaintiffs in the Stockholder Securities Action and the Bondholder Securities Action will receive 25% of any net recoveries from future judgments obtained by us or on our behalf with respect to certain claims against Mr. Scrushy, our former chairman and chief executive officer (excluding the $48 million judgment against Mr. Scrushy on January 3, 2006, as discussed in Note 11, Contingencies, “Derivative Litigation,”), Ernst & Young LLP, our former auditor, and UBS Securities, LLC (“UBS”), our former primary investment bank, each of which remains a defendant in the derivative actions as well as the Consolidated Securities Action. The settlement agreements were subject to the satisfaction of a number of conditions, including final approval of the United States District Court and the approval of bar orders in the Consolidated Securities Action and the derivative litigation by the United States District Court and the Alabama Circuit Court that would, among other things, preclude certain claims by the non-settling co-defendants against HealthSouth and the insurance carriers relating to matters covered by the settlement agreements. As more fully described in Note 11, Contingencies, that approval was obtained on January 11, 2007. The settlement agreements also required HealthSouth to indemnify the settling insurance carriers, to the extent permitted by law, for any amounts they are legally obligated to pay to any non-settling defendants. As of March 31, 2008, we have not recorded a liability regarding these indemnifications, as we do not believe it is probable we will have to perform under the indemnification portion of these settlement agreements and any amount we would be required to pay is not estimable at this time.

The fund of common stock, warrants, and cash created by settlement of the Consolidated Securities Action (the “Settlement Fund”) and the fund created by our payments under the SEC Settlement (the “Disgorgement Fund”) were the subject of a joint order entered in the United States District Court for the Northern District of Alabama on October 3, 2007. The order approved the form and manner of notice, to be provided to potential claimants of the Settlement Fund and the Disgorgement Fund, regarding the proposed plan of allocation in the Consolidated Securities Action and the distribution plan under the SEC Settlement. Pursuant to the order, eligible claimants could have filed objections to the plan of allocation in the Consolidated Securities Action or the distribution plan under the SEC Settlement on or before December 15, 2007. On February 7, 2008, the court held a joint fairness hearing approving the plan of allocation. The distribution agent has begun the process of analyzing and organizing the claims for distribution.

Despite approval of the securities class action settlement, there are class members who have elected to opt out of the securities class action settlement and pursue claims individually. In addition, AIG Global Investment Corporation (“AIG”), which failed to opt out of the class settlement on a timely basis, has requested that the court allow it to opt out despite missing the district court’s deadline. In the court’s Partial Final Judgment and Order of Dismissal with Prejudice dated January 11, 2007, the court found that allowing AIG to opt out after the deadline would result in serious prejudice to us and denied AIG’s request for an expansion of time to opt out. On January 26, 2007, AIG moved for reconsideration of the court’s decision on this issue. On March 22, 2007, the district court denied AIG’s motion for reconsideration. On April 17, 2007, AIG filed a notice of appeal with the Eleventh Circuit Court of Appeals. The appeal has been consolidated with the appeal by Mr. Scrushy of one provision in the bar order in the securities litigation settlement, and has been fully briefed. On March 12, 2008, AIG appealed the plan of allocation for settlement proceeds, and on March 24, 2008 that appeal was consolidated with AIG’s appeal of April 17, 2007. On April 18, 2008, AIG dismissed its appeal challenging the plan of allocation. The Eleventh Circuit Court of Appeals will now reset the date for oral argument on the Scrushy appeal and the initial AIG appeal. If the appellate court were to reverse the district court’s denial of AIG’s motion for reconsideration and allow AIG to opt out despite missing the deadline, AIG would likely bring individual claims alleging substantial damages relating to the purchase by AIG and its affiliates of HealthSouth bonds. If AIG is not successful with an appeal of that denial, AIG’s individual claims would be precluded by the securities class action settlement.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

We recorded a charge of $215.0 million as Government, class action, and related settlements in our 2005 consolidated statement of operations. During each quarter subsequent to the initial recording of this liability, we reduced or increased our liability for this settlement based on the value of our common stock and the associated common stock warrants underlying the settlement. During the three months ended March 31, 2008 and 2007, we reduced our liability for this settlement by $32.6 million and $17.5 million, respectively, based on the value of our common stock and the associated common stock warrants at each quarter end. The corresponding liability of $127.2 million and $159.8 million as of March 31, 2008 and December 31, 2007, respectively, is included in Government, class action, and related settlements in our condensed consolidated balance sheets. The charge for this settlement will continue to be revised in future periods to reflect additional changes in the fair value of the common stock and warrants until they are issued. Distribution of the underlying common stock and warrants to purchase shares of common stock cannot occur until the order described above becomes a final, non-appealable order. At this time, and as noted above, an appeal is outstanding with the Eleventh Circuit Court of Appeals.

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

SEC Settlement—

Under the terms of our settlement with the SEC, which is described in Note 20, Settlements, “SEC Settlement,” to the consolidated financial statements accompanying our 2007 Form 10-K, we have certain governance and compliance obligations that continue until June 2008. Further, the plan for distribution of the Disgorgement Fund is discussed above in connection with the Settlement Fund.

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

Securities Litigation—

See Note 10, Settlements, of these condensed consolidated financial statements and Note 20, Settlements, “Securities Litigation Settlement,” to the consolidated financial statements accompanying our 2007 Form 10-K for a discussion of the settlement entered into with the lead plaintiffs in certain securities actions.

On November 24, 2004, an individual securities fraud action captioned Burke v. HealthSouth Corp., et al., 04-B-2451 (OES), was filed in the United States District Court of Colorado against us, some of our former directors and officers, and our former auditor. The complaint makes allegations similar to those in the Consolidated Securities Action, as defined in Note 10, Settlements, “Securities Litigation Settlement,” and asserts claims under the federal

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

securities laws and Colorado state law based on the plaintiff’s alleged receipt of unexercised options and the plaintiff’s open-market purchases of our stock. By order dated May 3, 2005, the action was transferred to the United States District Court for the Northern District of Alabama, where it remains pending. The plaintiff in this case has not opted out of the Consolidated Securities Action settlement discussed in Note 10, Settlements, “Securities Litigation Settlement.” Although the deadline for opting out in the Consolidated Securities Action has passed, if the Burke action resumes, we will continue to vigorously defend ourselves in this case. However, based on the stage of litigation, and review of the current facts and circumstances, we are unable to determine an amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case should litigation continue or whether any resultant liability would have a material adverse effect on our financial position, results of operations, or cash flows.

Derivative Litigation—

Between 1998 and 2004, a number of lawsuits purporting to be derivative actions (i.e., lawsuits filed by shareholder plaintiffs on our behalf) were filed in several jurisdictions, including the Circuit Court for Jefferson County, Alabama, the Delaware Court of Chancery, and the United States District Court for the Northern District of Alabama. All derivative complaints filed in the Circuit Court of Jefferson County, Alabama since 2002 have been consolidated and stayed in favor of the first-filed action captioned Tucker v. Scrushy, CV-02-5212, filed August 28, 2002. The Tucker complaint names as defendants a number of former HealthSouth officers and directors. Tucker also asserts claims on our behalf against Ernst & Young, UBS, as well as against MedCenterDirect.com (“MCD”), Capstone Capital Corp., Healthcare Realty Trust, and G.G. Enterprises. The Tucker complaint originally named UBS Group and UBS Investment Bank as defendants. As a result of the UBS defendants’ representation that UBS is the proper defendant for all claims asserted in the complaint, UBS is presently the named defendant in Tucker.

Two derivative lawsuits filed in the United States District Court for the Northern District of Alabama were consolidated under the caption In re HealthSouth Corp. Derivative Litigation, CV-02-BE-2565. The court stayed further action in this federal consolidated action in deference to litigation filed in state courts in Alabama and Delaware. Two derivative lawsuits filed in the Delaware Court of Chancery were consolidated under the caption In re HealthSouth Corp. Shareholders Litigation, Consolidated Case No. 19896. Plaintiffs’ counsel in this litigation and in Tucker agreed to litigate all claims asserted in those lawsuits in the Tucker litigation, except for claims relating to an agreement to retire a HealthSouth loan to Mr. Scrushy with shares of our stock (the “Buyback Claim”). On November 24, 2003, the court granted the plaintiffs’ motion for summary judgment on the Buyback Claim and rescinded the retirement of Mr. Scrushy’s loan. The court’s judgment was affirmed on appeal. We have collected a judgment of $12.5 million, net of attorneys’ fees awarded by the court. See also Note 10, Shareholders’ Deficit, to the consolidated financial statements accompanying our 2007 Form 10-K.

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

As of December 31, 2006, we had collected approximately $47.9 million of this judgment and had entered into an agreement with Mr. Scrushy which required him to pledge certain parcels of real estate as security for payment of the remainder of the amount. Of the $47.9 million collected as of December 31, 2006, approximately $14.8 million was collected via Mr. Scrushy’s return of 723,921 shares of HealthSouth common stock and approximately $21.5 million represents the right of offset discussed below under “Litigation Against and by Richard M. Scrushy.” During 2006, we recorded $47.8 million as Recovery of amounts due from Richard M. Scrushy in our consolidated statement of operations, with the remaining $5.0 million of the total award recorded as interest income. The remainder of the amount owed to us by Mr. Scrushy, or $4.9 million plus interest, was received in February 2007.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Additionally, we entered into an agreement with the plaintiffs’ attorneys in the Tucker litigation under which we agreed to pay them a fee of $17.5 million for obtaining this judgment. This fee is included in Professional fees—accounting, tax, and legal in our 2006 consolidated statement of operations. We paid approximately $11.6 million of this fee to the plaintiffs’ attorneys in December 2006, with the remainder paid in February 2007.

On September 26, 2006, certain parties to the Tucker litigation entered into and filed a stipulation of settlement. The substantive terms of the settlement are consistent with the preliminary agreement reached in February 2006. Of the $445 million to be paid in accordance with the settlement of the Consolidated Securities Action, $100 million is being credited to the plaintiffs in the Tucker litigation. On September 27, 2006, the Alabama Circuit Court entered an order preliminarily approving the stipulation and settlement. The Court held a hearing on January 9, 2007 to determine the fairness, reasonableness, and adequacy of the settlement, whether the settlement should be finally approved by the Court, and to hear and determine any objections to the settlement. The settlement was approved, and an order granting such approval was entered on January 11, 2007. All objections to the settlement were withdrawn, and no individual class members opted out of the settlement. Additionally, we reached an agreement with the plaintiffs’ attorneys in the Tucker litigation under which we have agreed to pay them a fee of $15 million in connection with the settlement of the Consolidated Securities Action (which is in addition to the $17.5 million fee discussed above). This fee is included in Professional fees—accounting, tax, and legal in our 2006 consolidated statement of operations. This fee was paid in June 2007.

The Tucker derivative claims against Mr. Scrushy, UBS, and Ernst & Young remain pending and are moving through discovery on an expedited schedule that has been coordinated with the federal securities claims by former stockholders and bondholders of the Company against Mr. Scrushy, UBS, and Ernst & Young.

Litigation Against and by Former Independent Auditor—

In March 2003, claims on behalf of HealthSouth were brought in the Tucker derivative litigation against Ernst & Young, alleging that from 1996 through 2002, when Ernst & Young served as our independent auditor, Ernst & Young acted recklessly and with gross negligence in performing its duties, and specifically that Ernst & Young failed to perform reviews and audits of our financial statements with due professional care as required by law and by its contractual agreements with us. The claims further allege Ernst & Young either knew of or, in the exercise of due care, should have discovered and investigated the fraudulent and improper accounting practices being directed by Mr. Scrushy and certain other officers and employees, and should have reported them to our board of directors and the Audit Committee. The claims seek compensatory and punitive damages, disgorgement of fees received from us by Ernst & Young, and attorneys’ fees and costs. On March 18, 2005, Ernst & Young filed a lawsuit captioned Ernst & Young LLP v. HealthSouth Corp., CV-05-1618, in the Circuit Court of Jefferson County, Alabama. The complaint asserts that the filing of the claims against us was for the purpose of suspending any statute of limitations applicable to those claims. The complaint alleges we provided Ernst & Young with fraudulent management representation letters, financial statements, invoices, bank reconciliations, and journal entries in an effort to conceal accounting fraud. Ernst & Young claims that as a result of our actions, Ernst & Young’s reputation has been injured and it has and will incur damages, expense, and legal fees. On April 1, 2005, we answered Ernst & Young’s claims and asserted counterclaims related or identical to those asserted in the Tucker action. Upon Ernst & Young’s motion, the Alabama state court referred Ernst & Young’s claims and HealthSouth’s counterclaims to arbitration pursuant to a clause in the engagement agreements between HealthSouth and Ernst & Young. On July 12, 2006, HealthSouth and Tucker filed an arbitration demand on behalf of HealthSouth against Ernst & Young. On August 7, 2006, Ernst & Young filed an answering statement and counterclaim in the arbitration reasserting the claims made in state court. In August 2006, HealthSouth and Tucker agreed to jointly prosecute the claims against Ernst & Young in arbitration.

We are vigorously pursuing our claims against Ernst & Young and defending the claims against us. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case. Discovery relating to the claims is now moving forward on an expedited schedule coordinated with parallel federal securities laws claims by former stockholders and bondholders of HealthSouth against Ernst & Young and with parallel state law claims pending in the Circuit Court of Jefferson County against UBS.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Litigation Against and by UBS—

In March 2003, claims on behalf of HealthSouth were brought in the Tucker derivative litigation against various UBS entities, alleging that from at least 1998 through 2002, when those entities served as our investment bankers, they breached their duties of care, suppressed information, and aided and abetted in the ongoing fraud. In particular, the claims alleged while the UBS entities were fiduciaries of HealthSouth, they became part of a conspiracy to artificially inflate the market price of HealthSouth stock. The claims sought compensatory and punitive damages, disgorgement of fees received from us by UBS entities, and attorneys’ fees and costs. On August 3, 2005, UBS filed counterclaims against us. Those claims included fraud, misrepresentation, negligence, breach of contract, and indemnity against us for allegedly providing UBS with materially false information concerning our financial condition to induce UBS to provide investment banking services. UBS’s counterclaims sought compensatory and punitive damages and a judgment declaring that HealthSouth was liable for any losses, costs, or fees incurred by UBS in connection with its defense of actions relating to the services UBS provided to us. In August 2006, HealthSouth and Tucker agreed to jointly prosecute the claims against UBS in state court.

On November 13, 2007, UBS filed a motion for summary judgment, arguing that the claims against it should be dismissed based upon the doctrines of in pari delicto, unclean hands, and Alabama’s Hinkle rule. After full argument and briefing, on April 18, 2008, the court denied the motion for summary judgment, declining to dismiss the claims against UBS. The case has been set for trial on January 26, 2009.

Additionally, on September 6, 2007, UBS AG, Stamford Branch (“UBS AG”) filed an action against us in the Supreme Court of the State of New York, captioned UBS AG, Stamford Branch v. HealthSouth Corporation, Index No. 602993/07, based on the terms of a credit agreement with MCD (the “New York action”). Prior to ceasing operations in 2003, MCD provided certain services to us relating to the purchase of equipment and supplies. We also previously owned 20.2% of MCD’s equity securities. During 2003, UBS AG called its loan to MCD. In the New York action, UBS AG alleged HealthSouth was the guarantor of the loan and sought recovery of the $20 million principal of its loan to MCD and approximately $8.7 million in interest. However, UBS filed an Answer and Counterclaim in the Tucker derivative litigation admitting that it funded the $20 million loan to MCD. On October 1, 2007, HealthSouth removed UBS AG’s case from New York state court to federal court in the Southern District of New York, which assigned it Case No. 07 cv 8490. On December 17, 2007, UBS AG moved for summary judgment on its claim under the guarantee provisions of the credit agreement with MCD. On January 18, 2008, HealthSouth filed papers in opposition to UBS AG’s motion for summary judgment, and filed a cross-motion requesting the action be dismissed or stayed in deference to the Tucker derivative litigation, which alleged, among other claims, the loan by UBS AG to MCD was part of a scheme between former disloyal officers at the Company, including Mr. Scrushy, and UBS AG to siphon money from the Company. On November 16, 2007, after HealthSouth removed UBS AG’s action from New York state court to New York federal court, UBS filed an Amended Answer in the Tucker derivative litigation seeking to change its earlier representation in that litigation that it, UBS, made the loan to MCD. Instead, UBS asserted in its Amended Answer that UBS AG made the loan to MCD. On December 17, 2007, Tucker filed a motion to strike UBS’s Amended Answer, arguing that the plaintiff relied to his detriment on UBS’s previous representation that UBS, not UBS AG, funded the MCD loan. On February 19, 2008, the Alabama court struck UBS’s Amended Answer in the Tucker derivative litigation and gave UBS 30 days to amend its counterclaim to assert a breach of the MCD loan agreement in that litigation. On March 7, 2008, following a motion for reconsideration by UBS, the Alabama court modified its February 19, 2008 order so as to, alternatively, grant UBS AG permission to intervene in the Tucker derivative litigation within 30 days of the order to assert claims for breach of the MCD credit agreement. On March 24, 2008, UBS petitioned the Alabama Supreme Court for writs of mandamus and prohibition to set aside the Alabama court’s February 19, 2008 order, as amended on March 7, 2008. Derivative plaintiff Tucker opposed UBS’s petition, and on April 23, 2008, the Alabama Supreme Court denied the petition for writs of mandamus. On April 7, 2008, pursuant to the February 19, 2008 order, as amended on March 7, 2008, UBS amended its counterclaim in the Tucker derivative litigation so as to add claims against HealthSouth for breach of the MCD credit agreement. In the New York action, UBS AG’s motion for summary judgment and HealthSouth’s motion to dismiss or stay have been fully briefed and argued and await decision by the court.

We are vigorously pursuing our claims against UBS and defending the claims against us. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case. Discovery relating

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

to the claims is now moving forward on an expedited schedule coordinated with parallel federal securities laws claims by former stockholders and bondholders of the Company against UBS and with parallel state law claims pending in arbitration against Ernst & Young.

Litigation Against and by Richard M. Scrushy—

After the dismissal of several lawsuits filed against us by Mr. Scrushy, on December 9, 2005, Mr. Scrushy filed a complaint in the Circuit Court of Jefferson County, Alabama, captioned Scrushy v. HealthSouth, CV-05-7364. The complaint alleged that, as a result of Mr. Scrushy’s removal from the position of chief executive officer in March 2003, we owed him “in excess of $70 million” pursuant to an employment agreement dated as of September 17, 2002. On December 28, 2005, HealthSouth counterclaimed against Mr. Scrushy, asserting claims for breaches of fiduciary duty and fraud arising out of Mr. Scrushy’s tenure at HealthSouth, and seeking compensatory damages, punitive damages, and disgorgement of wrongfully obtained benefits. Both the claims by Mr. Scrushy and HealthSouth’s counterclaims remain pending in Circuit Court. The Company also asserted that the employment agreement with Mr. Scrushy is void and unenforceable.

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

On October 17, 2006, the arbitrator issued a final award of approximately $17.0 million to Mr. Scrushy and further ruled that Mr. Scrushy was entitled to payment by HealthSouth of approximately $4.0 million in pre-judgment interest and attorneys’ fees and expenses incurred by Scrushy in connection with the arbitration proceeding. On August 31, 2006, HealthSouth and the Tucker plaintiffs filed a joint motion in the Tucker case to offset the entire award to Mr. Scrushy in the arbitration, including fees and interest, against the approximately $48 million judgment against Mr. Scrushy in Tucker for repayment of his bonuses. Mr. Scrushy opposed that effort, and on October 17, 2006 filed a lawsuit captioned Scrushy v. HealthSouth Corporation, CA No. 2483-N, in the Delaware Court of Chancery for New Castle County seeking confirmation of the arbitration award in that court. A settlement was reached with Mr. Scrushy by which he agreed to an offset of the arbitrator’s award in the amount of $21.5 million, which amount is included in the amount collected from Mr. Scrushy on the Tucker judgment. We accrued an estimate of these legal fees as part of Professional fees—accounting, tax, and legal in our December 31, 2005 and 2004 consolidated statements of operations. While the arbitrator’s ruling provided that we may have an obligation to indemnify Mr. Scrushy for certain costs associated with ongoing litigation, the court’s order approving the settlement of the securities litigation prohibits Mr. Scrushy from seeking indemnity or contribution in the securities class action. This order has been appealed by Mr. Scrushy. As of March 31, 2008 and December 31, 2007, an estimate of these legal fees is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets.

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

General Medicine Action—

On August 16, 2004, General Medicine, P.C. (“General Medicine”) filed a lawsuit against us captioned General Medicine, P.C. v. HealthSouth Corp. seeking the recovery of allegedly fraudulent transfers involving assets of Horizon/CMS Healthcare Corporation (“Horizon/CMS”), a former subsidiary of HealthSouth. The lawsuit was filed in the Circuit Court of Shelby County, Alabama, but was transferred to the Circuit Court of Jefferson County, Alabama on February 28, 2005, where it was assigned case number CV-05-1483.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The underlying claim against Horizon/CMS originates from a services contract entered into in 1995 between General Medicine and Horizon/CMS whereby General Medicine agreed to provide medical director services to skilled nursing facilities owned by Horizon/CMS for a term of three years. Horizon/CMS terminated the agreement six months after it was executed, and General Medicine then initiated a lawsuit in the United States District Court for the Eastern District of Michigan in 1996 (the “Michigan Action”). General Medicine’s complaint in the Michigan Action alleged that Horizon/CMS breached the services contract by wrongfully terminating General Medicine. HealthSouth is informed that, at the time of the termination, General Medicine was providing services to two skilled nursing facilities owned by Horizon/CMS. HealthSouth acquired Horizon/CMS in 1997 and sold it to Meadowbrook Healthcare, Inc. (“Meadowbrook”) in 2001 pursuant to a stock purchase agreement. In 2004, Meadowbrook consented to the entry of a final judgment in the Michigan Action in the amount of $376 million (the “Consent Judgment”) in favor of General Medicine against Horizon/CMS for the alleged wrongful termination of the contract with General Medicine. HealthSouth was not a party to the Michigan Action or the settlement negotiated by Meadowbrook. The settlement agreement which was the basis for the Consent Judgment provided that Meadowbrook would pay only $0.3 million to General Medicine to settle the Michigan Action. The settlement agreement further provided that General Medicine would seek to recover the remaining balance of the Consent Judgment solely from HealthSouth.

The complaint filed by General Medicine against HealthSouth alleged that while Horizon/CMS was a wholly owned subsidiary of HealthSouth and General Medicine was an existing creditor of Horizon/CMS, we caused Horizon/CMS to transfer its assets to us for less than a reasonably equivalent value or, in the alternative, with the actual intent to defraud creditors of Horizon/CMS, including General Medicine, in violation of the Alabama Uniform Fraudulent Transfer Act. General Medicine’s complaint requested relief including recovery of the unpaid amount of the Consent Judgment, the avoidance of the subject transfers of assets, attachment of the assets transferred to us, appointment of a receiver over the transferred properties, and a monetary judgment for the value of properties transferred.

We filed an answer denying liability to General Medicine, and have asserted counterclaims against General Medicine for fraud, injurious falsehood, tortious interference with business relations, conspiracy, unjust enrichment, and other causes of action. In our counterclaims, we alleged the Consent Judgment is the product of fraud, collusion and bad faith by General Medicine and Meadowbrook and, further, that these parties were guilty of a conspiracy to manufacture a lawsuit against HealthSouth in favor of General Medicine.

The case has now entered the discovery stage. On August 17, 2007, the court entered an order authorizing HealthSouth to seek discovery from General Medicine regarding the facts and circumstances surrounding the Consent Judgment and the basis of the underlying breach of contract claim in the Michigan Action. On April 15, 2008, the court entered an order directing General Medicine to respond to HealthSouth’s discovery requests concerning the factual basis of General Medicine’s underlying claim against Horizon/CMS. In its order of April 15, 2008, the court confirmed that HealthSouth is entitled to “fairly broad discovery” concerning General Medicine’s underlying claim against Horizon/CMS that served as the basis for the Consent Judgment. General Medicine has filed a motion requesting the court to reconsider its order of April 15, 2008. We intend to vigorously defend ourselves against General Medicine’s claim and to vigorously prosecute our counterclaims against General Medicine. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this case.

Other Litigation—

We have been named as a defendant in two lawsuits brought by individuals in the Circuit Court of Jefferson County, Alabama, Nichols v. HealthSouth Corp., CV-03-2023, filed March 28, 2003, and Hilsman v. Ernst & Young, HealthSouth Corp., et al., CV-03-7790, filed December 12, 2003. The plaintiffs alleged that we, some of our former officers, and our former auditor engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs sought compensatory and punitive damages. On March 24, 2003, a lawsuit captioned Warren v. HealthSouth Corp., et al., CV-03-5967, was filed in the Circuit Court of Montgomery County, Alabama. The lawsuit, which claimed damages for the defendants’ alleged negligence, wantonness, fraud and breach of fiduciary duty, was transferred to the Circuit Court of Jefferson County, Alabama. Each of these three lawsuits described in this paragraph was consolidated with the Tucker case for discovery and other pretrial purposes. The plaintiffs in these cases are subject to the Consolidated Securities Action settlement discussed in Note 10,

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Settlements, “Securities Litigation Settlement,” and thereby foreclosed from pursuing these state court actions based on purchases made during the class period unless they opted out of that settlement. The plaintiffs in Warren v. HealthSouth Corp., et al. did not opt out of the settlement. The plaintiffs in Hilsman v. Ernst & Young, et al. attempted to opt out of the settlement, but their election was deemed invalid by the agent. At present, it is unclear whether the plaintiffs in the Hilsman action will challenge this determination. The Nichols lawsuit asserts claims on behalf of a number of plaintiffs, all but three of whom opted out of the settlement. John Kapoor, who claimed to have purchased over 900,000 shares of stock, attempted to opt-out, but his attempt was deemed invalid by the court. It is unclear whether Mr. Kapoor will challenge this determination. The remaining Nichols plaintiffs that opted out of the settlement claimed losses of approximately $5.4 million. The Nichols case remains stayed in Circuit Court. We intend to vigorously defend ourselves in these cases. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of these cases.

On December 28, 2004, we commenced a collection action in the Circuit Court of Jefferson County, Alabama, captioned HealthSouth Medical Center, Inc. v. Neurological Surgery Associates, P.C., CV-04-7700, to collect unpaid loans in the original principal amount of approximately $0.3 million made to Neurological Surgery Associates, P.C. (“NSA”), pursuant to a written Practice Guaranty Agreement. The purpose of the loans was to enable NSA to employ a physician who would bring necessary specialty skills to patients served by both NSA and our former acute-care hospital in Birmingham, Alabama. NSA has asserted counterclaims alleging that we breached verbal promises to lease space and employees from NSA, to pay NSA for billing and coding services performed by NSA on behalf of the subject physician-employee, and to pay NSA to manage the subject physician-employee. On December 21, 2006, NSA filed an Amendment to Counterclaim asserting new counterclaims against us and adding NSA’s principal, Dr. Swaid Swaid, M.D., as a counterclaim plaintiff. NSA and Dr. Swaid alleged that we were liable to them in connection with the subject Practice Guaranty Agreement under a variety of legal theories, including fraud, breach of fiduciary duty, conspiracy, abuse of process, breach of contract and unjust enrichment. Dr. Swaid also alleged we breached a Medical Director Agreement with him. The Amendment to Counterclaim sought unspecified damages and other relief. In March 2008, we entered into a confidential settlement agreement and release with NSA and Dr. Swaid resolving the lawsuit. The settlement did not have a material impact on our financial position, results of operations, or cash flows.

On June 2, 2006, we were named as a defendant in a lawsuit captioned Brockovich v. HealthSouth Corporation, et al., Case No. SACV06-546-DOC(MLGx), filed under the Medicare Secondary Payor statute, 42 U.S.C. § 1395y(b), in the United States District Court for the Central District of California, Southern Division, against HealthSouth, HealthSouth Hospital Corporation, HCS, and certain insurance companies. The complaint alleged that HealthSouth charged Medicare to treat illnesses that it caused, at least in part, by medical error or neglect and seeks recovery of unspecified damages. On October 24, 2006, the federal court granted HealthSouth’s motion to dismiss. On November 16, 2006, the plaintiff filed her notice of appeal to the Ninth Circuit Court of Appeals, but on March 18, 2008, the plaintiff withdrew the appeal.

Other Matters—

The reconstruction of our historical financial records has resulted in the restatement of not only our 2001 and 2000 consolidated financial statements, but also the financial statements of certain of our subsidiary partnerships, including partnerships of our divested surgery centers division. All outside partners have been notified of the effect of these restatements to them. These restatements have had a negative impact on our relationships with our partners and former partners and may result in litigation against us. We have and may continue to incur additional charges to reduce the economic impact to our partners and former partners.

In addition, as it is our obligation as a participant in Medicare and other federal health care programs, we routinely conduct audits and reviews of the accuracy of our billing systems and other regulatory compliance matters. As a result of these reviews, we have made, and will continue to make, disclosures to the United States Department of Health and Human Services Office of Inspector General (“HHS-OIG”) relating to amounts we suspect represent over-payments from these programs, whether due to inaccurate billing or otherwise. Some of these disclosures have resulted in, or may result in, the Company refunding amounts to Medicare or other federal health care programs. On December 14, 2007, we agreed to a final settlement of certain self-disclosures which we made to the HHS-OIG in 2004 and 2005 regarding our relationship with certain physicians. Under the terms of the settlement, we paid, in two installments, a total of $14.2 million to the United States. We recorded $5.0 million of the settlement amount in

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 2007, $3.0 million in June 2007, and $6.2 million in September 2007, with each charge included in Government, class action, and related settlements in our condensed consolidated statement of operations and comprehensive income (loss) for the applicable periods. As of December 31, 2007, we owed approximately $7.1 million under this settlement. This amount is included in Government, class action, and related settlements in our condensed consolidated balance sheet as of December 31, 2007. This amount was paid in March 2008.

In connection with the above settlement, we have entered into a second addendum to our corporate integrity agreement (the “CIA”) with the HHS-OIG. The original CIA had an effective date of January 1, 2005 and a term of five years from that effective date. The term of both addendums to the CIA is concurrent with our existing five-year CIA. The CIA incorporates compliance program changes, annual audits, and reporting obligations, all of which have been materially complied with on a timely basis. Failure to meet our obligations under our CIA could result in stipulated financial penalties. Failure to comply with material terms, however, could lead to exclusion from further participation in federal health care programs, including Medicare and Medicaid, which currently account for a substantial portion of our revenues. See Note 20, Settlements, to the consolidated financial statements accompanying our 2007 Form 10-K.

We also face certain financial risks and challenges relating to our divestiture transactions following their closing. These include indemnification obligations, disputes with former partners, and certain contract termination or repurchase rights that may have been triggered by the divestitures, which in the aggregate could have a material adverse effect on our financial position, results of operations, and cash flows. In addition, we continue to seek regulatory approval for the transition of one surgery center included in the divestiture transactions from the applicable agency.

12.	Condensed Consolidating Financial Information:

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Each of the subsidiary guarantors is 100% owned by HealthSouth, and all guarantees are full and unconditional and joint and several. HealthSouth’s investments in its consolidated subsidiaries, as well as guarantor subsidiaries’ investments in non-guarantor subsidiaries and non-guarantor subsidiaries’ investments in guarantor subsidiaries, are presented under the equity method of accounting.

As described in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2007 Form 10-K, the terms of our Credit Agreement restrict us from declaring or paying cash dividends on our common stock unless: (1) we are not in default under our Credit Agreement and (2) the amount of the dividend, when added to the aggregate amount of certain other defined payments made during the same fiscal year, does not exceed certain maximum thresholds. However, as described in Note 9, Convertible Perpetual Preferred Stock, to the consolidated financial statements accompanying our 2007 Form 10-K, our Series A Preferred Stock generally provides for the payment of cash dividends, subject to certain limitations.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	As of March 31, 2008
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$ 36.1	$ 14.7	$ 9.6	$ –	$ 60.4
Restricted cash	2.6	–	61.9	–	64.5
Restricted marketable securities	–	–	29.3	–	29.3
Accounts receivable, net	11.2	162.1	67.6	–	240.9
Insurance recoveries receivable	230.0	–	–	–	230.0
Other current assets	64.3	61.0	70.5	(133.6)	62.2
Current assets held for sale	4.3	18.1	1.9	(14.1)	10.2
Total current assets	348.5	255.9	240.8	(147.7)	697.5
Property and equipment, net	31.7	474.3	187.9	–	693.9
Goodwill	–	242.0	164.1	–	406.1
Intangible assets, net	3.2	14.4	7.4	–	25.0
Investment in and advances to
nonconsolidated affiliates	3.0	29.7	10.0	–	42.7
Assets held for sale	0.5	1.1	19.8	–	21.4
Income tax refund receivable	48.7	–	–	–	48.7
Other long-term assets	60.7	205.2	60.0	(249.2)	76.7
Intercompany receivable	1,144.4	–	–	(1,144.4)	–
Total assets	$ 1,640.7	$ 1,222.6	$ 690.0	$ (1,541.3)	$ 2,012.0
Liabilities and Shareholders’
(Deficit) Equity
Current liabilities:
Current portion of long-term debt	$ 48.0	$ 11.7	$ 1.9	$ –	$ 61.6
Accounts payable	14.0	22.2	9.8	–	46.0
Accrued expenses and other
current liabilities	325.1	62.0	45.1	(35.9)	396.3
Government, class action, and
related settlements	365.0	–	–	–	365.0
Current liabilities held for sale	33.6	1.8	21.7	(14.1)	43.0
Total current liabilities	785.7	97.7	78.5	(50.0)	911.9
Long-term debt, net of current portion	1,904.5	74.0	42.5	(32.0)	1,989.0
Liabilities held for sale	1.2	0.4	2.5	–	4.1
Other long-term liabilities	100.2	6.9	84.9	(19.8)	172.2
Intercompany payable	–	1,014.3	1,393.2	(2,407.5)	–
	2,791.6	1,193.3	1,601.6	(2,509.3)	3,077.2
Commitments and contingencies
Minority interest in equity of
consolidated affiliates	–	–	85.7	–	85.7
Convertible perpetual preferred stock	387.4	–	–	–	387.4
Shareholders’ (deficit) equity	(1,538.3)	29.3	(997.3)	968.0	(1,538.3)
Total liabilities and
shareholders’ (deficit)
equity	$ 1,640.7	$ 1,222.6	$ 690.0	$ (1,541.3)	$ 2,012.0

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2008
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$ 25.5	$ 314.0	$ 138.3	$ (8.8)	$ 469.0
Operating expenses:
Salaries and benefits	14.4	152.7	68.7	(2.9)	232.9
Other operating expenses	5.0	45.5	23.7	(3.8)	70.4
General and administrative
expenses	28.1	–	–	–	28.1
Supplies	1.9	17.8	7.8	–	27.5
Depreciation and amortization	14.8	10.9	4.4	–	30.1
Occupancy costs	1.2	8.2	5.0	(2.1)	12.3
Provision for doubtful accounts	0.9	5.5	1.7	–	8.1
Gain on disposal of assets	(0.4)	–	–	–	(0.4)
Government, class action, and
related settlements	(36.2)	(0.2)	–	–	(36.4)
Professional fees—accounting,
tax, and legal	3.6	–	–	–	3.6
Total operating expenses	33.3	240.4	111.3	(8.8)	376.2
Loss on early extinguishment of debt	0.3	–	–	–	0.3
Interest expense and amortization of
debt discounts and fees	44.6	1.9	1.2	(0.3)	47.4
Other expense (income)	0.4	(0.1)	(1.3)	0.3	(0.7)
Loss on interest rate swap	36.6	–	–	–	36.6
Equity in net income of
nonconsolidated affiliates	(0.5)	(1.8)	(0.1)	–	(2.4)
Equity in net income of
consolidated affiliates—
Gain on sale of consolidated
affiliates	(18.8)	–	–	18.8	–
Income from operations of
consolidated affiliates	(37.5)	(3.8)	(0.2)	41.5	–
Minority interests in earnings of
consolidated affiliates	–	–	7.6	–	7.6
Management fees	(21.1)	15.8	5.3	–	–
(Loss) income from continuing
operations before income
tax expense	(11.8)	61.6	14.5	(60.3)	4.0
Provision for income tax (benefit) expense	(34.3)	28.4	6.0	–	0.1
Income from continuing
operations	22.5	33.2	8.5	(60.3)	3.9
(Loss) income from discontinued
operations, net of income tax
benefit (expense)	(2.7)	(0.5)	0.3	18.8	15.9
Net income	$ 19.8	$ 32.7	$ 8.8	$ (41.5)	$ 19.8

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2007
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$ 26.9	$ 296.2	$ 135.8	$ (15.8)	$ 443.1
Operating expenses:
Salaries and benefits	18.5	143.2	59.4	(2.9)	218.2
Other operating expenses	4.7	39.5	27.4	(4.6)	67.0
General and administrative
expenses	43.1	–	–	–	43.1
Supplies	1.9	17.2	6.7	–	25.8
Depreciation and amortization	3.9	9.8	4.3	–	18.0
Occupancy costs	2.1	9.3	4.7	(3.3)	12.8
Provision for doubtful accounts	1.6	7.5	2.8	(1.5)	10.4
(Gain) loss on disposal of assets	(0.3)	0.1	0.2	–	–
Government, class action, and
related settlements	(12.2)	–	–	–	(12.2)
Professional fees—accounting,
tax, and legal	21.5	0.3	–	–	21.8
Total operating expenses	84.8	226.9	105.5	(12.3)	404.9
Interest expense and amortization of
debt discounts and fees	56.2	2.2	1.0	(0.9)	58.5
Other expense (income)	1.4	–	(7.0)	0.9	(4.7)
Loss on interest rate swap	4.3	–	–	–	4.3
Equity in net income of
nonconsolidated affiliates	(0.7)	(2.0)	–	–	(2.7)
Equity in net (income) loss of
consolidated affiliates	(25.0)	18.1	0.2	6.7	–
Minority interests in earnings of
consolidated affiliates	–	–	8.3	–	8.3
Management fees	(31.5)	14.9	16.6	–	–
(Loss) income from continuing
operations before income
tax (benefit) expense	(62.6)	36.1	11.2	(10.2)	(25.5)
Provision for income tax (benefit)
expense	(24.2)	18.8	8.7	–	3.3
(Loss) income from continuing
operations	(38.4)	17.3	2.5	(10.2)	(28.8)
Loss from discontinued operations,
net of income tax benefit (expense)	(18.2)	(1.5)	(11.6)	3.5	(27.8)
Net (loss) income	$ (56.6)	$ 15.8	$ (9.1)	$ (6.7)	$ (56.6)

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2008
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating
activities	$ 69.9	$ 33.1	$ 31.0	$ (92.2)	$ 41.8
Cash flows from investing activities:
Capital expenditures	(2.3)	(5.1)	(1.3)	–	(8.7)
Proceeds from disposal of assets	43.9	–	–	–	43.9
Proceeds from sale and maturities of
restricted marketable securities	–	–	0.5	–	0.5
Purchase of restricted investments	(0.1)	–	(1.3)	–	(1.4)
Net change in restricted cash	(0.1)	–	(0.8)	–	(0.9)
Other	(0.1)	–	–	–	(0.1)
Net cash used in investing activities
of discontinued operations—	–	–	(0.2)	–	(0.2)
Net cash provided by (used
in) investing activities	41.3	(5.1)	(3.1)	–	33.1
Cash flows from financing activities:
Checks in excess of bank balance	(16.7)	–	–	5.3	(11.4)
Principal payments on debt	(16.8)	(0.2)	–	–	(17.0)
Borrowings on revolving credit facility	15.0	–	–	–	15.0
Principal payments under capital
lease obligations	(0.5)	(2.6)	(0.4)	–	(3.5)
Dividends paid on convertible
perpetual preferred stock	(6.5)	–	–	–	(6.5)
Debt amendment and issuance costs	(0.1)	–	–	–	(0.1)
Distributions to minority interests
of consolidated affiliates	–	–	(10.1)	–	(10.1)
Change in intercompany advances	(50.9)	(24.4)	(16.9)	92.2	–
Net cash used in financing activities
of discontinued operations	(0.5)	–	(0.3)	–	(0.8)
Net cash used in financing
activities	(77.0)	(27.2)	(27.7)	97.5	(34.4)
Increase in cash and cash equivalents	34.2	0.8	0.2	5.3	40.5
Cash and cash equivalents at
beginning of period	2.0	14.0	9.1	(5.3)	19.8
Cash and cash equivalents of
divisions and facilities held for
sale at beginning of period	–	–	0.4	–	0.4
Less: Cash and cash equivalents of
divisions and facilities held for
sale at end of period	(0.1)	(0.1)	(0.1)	–	(0.3)
Cash and cash equivalents at end
of period	$ 36.1	$ 14.7	$ 9.6	$ –	$ 60.4

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2007
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by (used in)
operating activities	$ 122.1	$ 8.6	$ (176.1)	$ 43.3	$ (2.1)
Cash flows from investing activities:
Capital expenditures	(0.7)	(3.8)	(1.5)	–	(6.0)
Proceeds from sale and maturities
of restricted marketable securities	–	–	65.0	–	65.0
Purchase of restricted investments	–	–	(10.0)	–	(10.0)
Net change in restricted cash	0.5	–	9.4	–	9.9
Other	0.6	(0.1)	(0.1)	–	0.4
Net cash (used in) provided by
investing activities of
discontinued operations	–	(0.4)	4.2	–	3.8
Net cash provided by (used
in) investing activities	0.4	(4.3)	67.0	–	63.1
Cash flows from financing activities:
Checks in excess of bank balance	26.1	–	–	–	26.1
Principal payments on debt	(5.0)	(0.2)	–	–	(5.2)
Borrowings on revolving credit
facility	10.0	–	–	–	10.0
Payments on revolving credit facility	(40.0)	–	–	–	(40.0)
Principal payments under capital
lease obligations	(0.4)	(2.3)	(0.4)	–	(3.1)
Dividends paid on convertible
perpetual preferred stock	(6.5)	–	–	–	(6.5)
Debt amendment and issuance costs	(11.1)	–	–	–	(11.1)
Distributions to minority interests
of consolidated affiliates	–	–	(5.1)	–	(5.1)
Change in intercompany advances	(97.1)	(0.4)	140.8	(43.3)	–
Net cash used in financing
activities of discontinued operations	(4.0)	(0.3)	(18.5)	–	(22.8)
Net cash (used in) provided
by financing activities	(128.0)	(3.2)	116.8	(43.3)	(57.7)
Effect of exchange rate changes on
cash and cash equivalents	–	–	0.1	–	0.1
(Decrease) increase in cash and
cash equivalents	(5.5)	1.1	7.8	–	3.4
Cash and cash equivalents at
beginning of period	17.5	2.8	6.8	–	27.1
Cash and cash equivalents of
divisions and facilities held for
sale at beginning of period	2.8	–	11.6	–	14.4
Less: Cash and cash equivalents of
divisions and facilities held for
sale at end of period	(1.8)	–	(17.5)	–	(19.3)
Cash and cash equivalents at end
of period	$ 13.0	$ 3.9	$ 8.7	$ –	$ 25.6

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to HealthSouth Corporation and its subsidiaries and should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the year ended December 31, 2007 and Management’s Discussion and Analysis of Financial Condition and Results of Operations which are included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). As used in this report, the terms “HealthSouth,” “we,” “our,” “us,” and the “Company” refer to HealthSouth Corporation and its subsidiaries, unless otherwise stated or indicated by context.

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

We operate inpatient rehabilitation hospitals and long-term acute care hospitals (“LTCHs”) and provide treatment on both an inpatient and outpatient basis. As of March 31, 2008, we operated 94 inpatient rehabilitation hospitals (including 3 hospitals which we account for using the equity method of accounting), 6 freestanding LTCHs, 60 outpatient satellites located within or near (and operated by) our hospitals, and 25 home health agencies. In addition to HealthSouth hospitals, we manage 11 inpatient rehabilitation units, 3 outpatient satellites, and one gamma knife radiosurgery center through management contracts. Our inpatient hospitals are located in 26 states, with a concentration of hospitals in Texas, Pennsylvania, Florida, Tennessee, and Alabama. As of March 31, 2008, we also had two hospitals in Puerto Rico, one of which began accepting patients in April 2007.

Net patient revenue from our hospitals was 7.7% higher for the three months ended March 31, 2008 than the three months ended March 31, 2007. This increase was primarily attributable to an increase in our Medicare reimbursement that was effective October 1, 2007 and a 2.7% increase in discharges quarter over quarter. Operating earnings (as defined in Note 22, Quarterly Data (Unaudited), to the consolidated financial statements accompanying our 2007 Form 10-K) increased from $32.6 million during the first quarter of 2007 to $87.6 million during the first quarter of 2008 due primarily to the increase in patient revenues discussed above and a decrease in total operating expenses. Specifically, a decrease in General and administrative expenses and a decrease in Professional fees—accounting, tax, and legal contributed to the quarter-over-quarter improvement. See the “Results of Operations” section of this Item for additional information.

During the first quarter of 2008, we also finalized the sale of our corporate campus (see Note 3, Property and Equipment, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report). As part of this transaction, we entered into a lease for office space within the property that was sold. The sale of this property will help us continue to reduce corporate operating expenses going forward. The net proceeds from this transaction were used to reduce amounts outstanding on our revolving credit facility in April 2008 (see Note 2, Liquidity, and Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report).

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

During the three months ended March 31, 2008, we used drawings under our revolving credit facility to redeem approximately $5 million of our 10.75% Senior Notes due 2016, which carry a higher interest rate than borrowings under our Credit Agreement. During April 2008, and in accordance with the provisions of our Credit Agreement, we temporarily used the entire net proceeds from the sale of our corporate campus to reduce amounts outstanding under our revolving credit facility. Our Credit Agreement allows for some of the net proceeds to be reinvested in capital expenditures, which we may do in subsequent periods. In addition, we expect to use cash flows from the receipt of additional federal and state income tax refunds to further reduce our debt outstanding. However, no assurances can be given as to whether or when such cash flows will be received.

We have scheduled principal payments of $53.5 million and $25.8 million in the remainder of 2008 and 2009, respectively, related to long-term debt obligations (see Note 5, Long-term Debt). As of March 31, 2008, we had $90.0 million drawn on our revolver. Amounts drawn on our revolver decreased to approximately $30 million as of April 30, 2008. Based on our current borrowing capacity and leverage ratio required under our Credit Agreement, we do not believe there is significant risk in our ability to make additional draws under our revolving credit facility, if needed.

As with any company carrying significant debt, our primary risk relating to our high leverage is the possibility that a down-turn in operating earnings could impair our ability to comply with the financial covenants contained within our Credit Agreement. Our primary covenants include a leverage ratio and an interest coverage ratio. To violate the interest coverage ratio, we would need to fail the test for four consecutive quarters. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms as favorable to those in our existing Credit Agreement. Under such circumstances, there is also the potential our lenders would not grant relief to us which, among other things, would depend upon the state of the credit markets at that time. A default due to violation of the covenants contained within our Credit Agreement could require us to immediately repay all amounts then outstanding under the Credit Agreement.

For additional information regarding our leverage and liquidity, see the “Liquidity and Capital Resources” section of this Item and Note 2, Liquidity, and Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

•

Reimbursement. Historically, Congress and some state legislatures have periodically proposed significant changes in regulations governing the health care system. Many of these changes have resulted in limitations on and, in some cases, significant reductions in the levels of payments to health care providers for services under many government reimbursement programs. For example, and as discussed above, while the freeze at the 60% compliance threshold under the 2007 Medicare Act is a long-term positive for us, the pricing roll-back is a short-term negative in 2008 and 2009.

Because Medicare comprised approximately 68% of our Net operating revenues for the three months ended March 31, 2008, single-payor exposure and any potential legislative changes present risks to us. Also, because we receive a significant percentage of our revenues from Medicare, our inability to achieve continued compliance with the 60% threshold under the 2007 Medicare Act could have a material adverse effect on our financial position, results of operations, and cash flows.

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

The lack of availability of physical therapists, nurses, and other medical support personnel continues to challenge our Company and the industry. This shortage has required, and continues to require, us to enhance compensation and increase our use of higher-priced contract labor. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along these increased costs is limited. This will be especially true during the 2008 and 2009 pricing roll-back period under the 2007 Medicare Act, as discussed above.

We are focused on finding a long-term solution for recruiting and retaining qualified personnel for our hospitals. During 2008, we are making an investment, in the form of enhanced benefits programs, in our employees in an effort to reduce turnover at our hospitals and attract qualified health care professionals to our business.

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

Operating Outlook

In 2007, we launched a multi-year operational initiative designed to identify best practices in a number of key areas and standardize those practices across all our hospitals. This initiative is known as TeamWorks. During the start-up phase of this project, we chose two areas as our initial focus:

•

Sales and Marketing. Increasing the number of patients we serve is critical to maintaining and improving our profitability, particularly in light of the high percentage of fixed costs at our hospitals and the Medicare pricing roll-back discussed earlier.

•

Non-Clinical Support Costs. Over the past few years, we have focused on managing the non-clinical expenses of our hospitals due to the regulatory uncertainty that was caused by the 75% Rule and rising labor costs resulting from shortages of therapists and nurses. Although we have generally reduced most categories of expenses, there is a high degree of variability from hospital to hospital. As a result, the non-clinical support costs initiative was chosen in order to further standardize our best practices in this area.

In 2008, we expect to complete the implementation of the above two phases of TeamWorks, and we will begin looking at ways we can improve our retention and increase the productivity of our most valuable asset – our employees.

We understand and recognize the importance our employees play in helping us reach our goals. With this in mind, coupled with our desire to improve retention and reduce turnover at our hospitals, we made an investment in our people in 2008 by increasing the employer matching contributions to our 401(k) savings plan, providing benefits to part-time employees, and enhancing medical plan benefits without passing along any increase to our employees. We believe we can build on this investment as we examine our clinical productivity and human capital going forward as part of the TeamWorks initiative.

Pricing will be flat to slightly down in 2008 due to the pricing roll-back resulting from the 2007 Medicare Act (the pricing roll-back is effective from April 1, 2008 until September 30, 2009) and the significance of Medicare as a payor to our Net operating revenues. However, we expect the freeze at the 60% compliance threshold resulting from the 2007 Medicare Act, as well as our TeamWorks initiative, to result in a year-over-year increase in patient discharges in 2008. While increasing our volumes will be important in 2008, generating free cash flow to further reduce our debt also will be a major operational focus.

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

Results of Operations

During the three months ended March 31, 2008 and 2007, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2008	2007
Medicare	68.1%	69.3%
Medicaid	2.3%	1.7%
Workers’ compensation	2.2%	2.3%
Managed care and other discount plans	18.4%	18.0%
Other third-party payors	6.3%	5.6%
Patients	0.8%	0.4%
Other income	1.9%	2.7%
Total	100.0%	100.0%

Our payor mix is weighted heavily towards Medicare. Our hospitals receive Medicare reimbursements under the prospective payment system applicable to inpatient rehabilitation facilities (“IRF-PPS”). Under IRF-PPS, our hospitals receive fixed payment amounts per discharge based on certain rehabilitation impairment categories established by the United States Department of Health and Human Services. With IRF-PPS, our hospitals retain the difference, if any, between the fixed payment from Medicare and their operating costs. Thus, our hospitals benefit from being high quality, low cost providers. For additional information regarding Medicare reimbursement, please see the “Sources of Revenues” section of Item 1, Business, of our 2007 Form 10-K.

The percent of our Net operating revenues attributable to Medicare has decreased over the past few years due to an increase in managed Medicare and private fee-for-service plans that are included in the “managed care and other discount plans” and “other third-party payors” categories in the above table. As part of the Balanced Budget Act of 1997, Congress created a program of private, managed health care coverage for Medicare beneficiaries. This program has been referred to as Medicare Part C, Medicare+Choice, or Medicare Advantage. The program offers beneficiaries a range of Medicare coverage options by providing a choice between the traditional fee-for-service program (under Medicare Parts A and B) or enrollment in a health maintenance organization, preferred provider organization, point-of-service plan, provider sponsored organization or an insurance plan operated in conjunction with a medical savings account. While we expect our payor mix will remain heavily weighted towards Medicare, we expect this shift in Medicare patients into managed Medicare and private fee-for-service plans to continue.

Due to the significance of Medicare payments to our hospitals, the number of patient discharges is a key metric utilized by management to monitor and evaluate our performance. The number of outpatient visits is also tracked in order to measure the volume of outpatient activity each period.

For the three months ended March 31, 2008 and 2007, our consolidated results of operations were as follows:

			Percentage
	Three Months Ended March 31,		Change
	2008	2007	2008 vs. 2007
	(In Millions)
Net operating revenues	$ 469.0	$ 443.1	5.8%
Operating expenses:
Salaries and benefits	232.9	218.2	6.7%
Other operating expenses	70.4	67.0	5.1%
General and administrative expenses	28.1	43.1	(34.8%)
Supplies	27.5	25.8	6.6%
Depreciation and amortization	30.1	18.0	67.2%
Occupancy costs	12.3	12.8	(3.9%)
Provision for doubtful accounts	8.1	10.4	(22.1%)
Gain on disposal of assets	(0.4)	–	N/A
Government, class action, and related settlements	(36.4)	(12.2)	198.4%
Professional fees—accounting, tax, and legal	3.6	21.8	(83.5%)
Total operating expenses	376.2	404.9	(7.1%)
Loss on early extinguishment of debt	0.3	–	N/A
Interest expense and amortization of debt discounts and
fees	47.4	58.5	(19.0%)
Other income	(0.7)	(4.7)	(85.1%)
Loss on interest rate swap	36.6	4.3	751.2%
Equity in net income of nonconsolidated affiliates	(2.4)	(2.7)	(11.1%)
Minority interests in earnings of consolidated affiliates	7.6	8.3	(8.4%)
Income (loss) from continuing operations before
income tax expense	4.0	(25.5)	(115.7%)
Provision for income tax expense	0.1	3.3	(97.0%)
Income (loss) from continuing operations	3.9	(28.8)	(113.5%)
Income (loss) from discontinued operations, net of income
tax benefit (expense)	15.9	(27.8)	(157.2%)
Net income (loss)	$ 19.8	$ (56.6)	(135.0%)

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended March 31,
	2008	2007
Salaries and benefits	49.7%	49.2%
Other operating expenses	15.0%	15.1%
General and administrative expenses	6.0%	9.7%
Supplies	5.9%	5.8%
Depreciation and amortization	6.4%	4.1%
Occupancy costs	2.6%	2.9%
Provision for doubtful accounts	1.7%	2.3%
Gain on disposal of assets	(0.1%)	0.0%
Government, class action, and related settlements	(7.8%)	(2.8%)
Professional fees—accounting, tax, and legal	0.8%	4.9%
Total	80.2%	91.4%

Additional information regarding our operating results for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008	2007
	(In Millions)
Net patient revenue—inpatient	$ 423.0	$ 392.6
Net patient revenue—outpatient and other revenues	46.0	50.5
Net operating revenues	$ 469.0	$ 443.1

	(Actual Amounts)
Discharges	26,517	25,822
Outpatient visits	307,656	344,266
Average length of stay	15.2 days	15.3 days
Occupancy %	66.6%	66.6%
# of licensed beds	6,671	6,581
Full-time equivalents*	15,455	15,613

*

Excludes 433 and 653 full-time equivalents for the three months ended March 31, 2008 and 2007, respectively, who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our condensed consolidated statements of operations and comprehensive income (loss). Full-time equivalents included in the above table represent those who participate in or support the operations of our hospitals.

Net Operating Revenues

Our consolidated Net operating revenues consist primarily of revenues derived from patient care services. Net operating revenues also include other revenues generated from management and administrative fees and other non-patient care services. These other revenues approximated 1.9% and 2.7% of consolidated Net operating revenues for the three months ended March 31, 2008 and 2007, respectively.

Net patient revenue from our hospitals was 7.7% higher for the three months ended March 31, 2008 than the three months ended March 31, 2007. This increase was primarily attributable to an increase in our Medicare reimbursement that was effective October 1, 2007 and a 2.7% increase in discharges quarter over quarter. The quarter-over-quarter increase in discharges was the result of our TeamWorks initiative, as discussed above.

Increased revenues attributable to our inpatient hospitals were offset by decreased revenues from outpatient visits. Decreased outpatient volumes resulted from the closure of outpatient satellites, changes in patient program mix, shortages in therapy staffing, and continued competition from physicians offering physical therapy services within their own offices. As of March 31, 2008, we operated 60 outpatient satellites, while as of March 31, 2007, we operated 80 outpatient satellites.

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

Salaries and benefits increased by 6.7% quarter over quarter and increased from 49.2% of Net operating revenues in the first quarter of 2007 to 49.7% of Net operating revenues in the first quarter of 2008. Recognizing the importance our employees play in helping us reach our goals, coupled with our desire to improve retention and reduce turnover at our hospitals, we made an investment in our people in 2008 by increasing the employer matching contributions to our 401(k) savings plan, providing benefits to part-time employees, and enhancing medical plan benefits without passing along any increase to our employees. This increase also resulted from merit increases for our employees and targeted salary range adjustments in markets where we determined we were not competitive with our base salaries, both of which were effective October 1, 2007.

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

Other operating expenses were higher in the first quarter of 2008 than the first quarter of 2007. This increase was primarily attributable to professional fees incurred with a consulting firm associated with our TeamWorks initiative described earlier in this Item.

General and Administrative Expenses

General and administrative expenses primarily include administrative expenses such as corporate accounting, internal audit and controls, legal, and information technology services that are managed from our corporate headquarters in Birmingham, Alabama. These expenses include the salaries and benefits of 433 and 653 full-time equivalents for the three months ended March 31, 2008 and 2007, respectively, who perform these administrative functions. These expenses also include all stock-based compensation expenses recorded in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment.

Our General and administrative expenses approximated 6.0% and 9.7% of Net operating revenues for the three months ended March 31, 2008 and 2007, respectively. This decrease was primarily due to the divestitures of our surgery centers, outpatient, and diagnostic divisions in the second and third quarters of 2007. Because we did not allocate corporate overhead by division, our operating results in 2007 reflect overhead costs associated with managing and providing shared services to our surgery centers, outpatient, and diagnostic divisions, through their respective dates of sale, even though these divisions qualify as discontinued operations. We will continue to rationalize our General and administrative expenses in relation to the size of our operations post-repositioning throughout 2008.

Supplies

Supplies expense includes all costs associated with supplies used while providing patient care. These costs include pharmaceuticals, needles, bandages, food, and other similar items.

While Supplies expense did not change significantly in terms of dollars quarter over quarter, it did increase by 6.6% quarter over quarter and it increased from 5.8% of Net operating revenues during the three months ended March 31, 2007 to 5.9% of Net operating revenues during the three months ended March 31, 2008. This increase was due primarily to treating higher acuity patients quarter over quarter, which results in increased supply and pharmaceutical costs.

Depreciation and Amortization

The quarter-over-quarter increase in Depreciation and amortization primarily resulted from the expected sale of our corporate campus during the first quarter of 2008. As discussed in Note 3, Property and Equipment, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, we sold our corporate campus to Daniel Corporation on March 31, 2008. In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reviewed our depreciation estimates of our corporate campus based on the revised salvage value of the campus due to the expected sale transaction. During the three months ended March 31, 2008, we accelerated the depreciation of our corporate campus by approximately $11.0 million so that the net book value of the corporate campus equaled the net proceeds received on the transaction’s closing date.

Occupancy Costs

Occupancy costs include amounts paid for rent associated with leased hospitals, including common area maintenance and similar charges. These costs did not change significantly quarter over quarter.

Provision for Doubtful Accounts

Our Provision for doubtful accounts decreased as a percent of Net operating revenues quarter over quarter. Our Provision for doubtful accounts as a percent of Net operating revenues in the first quarter of 2008 is reflective of our current collection trends, the continued benefits of the new collections software installed in the latter half of 2006, and the standardization of certain business office processes.

We continue to experience the denial of certain billings by one of our Medicare contractors denying claims related to medical necessity. We appeal most of these denials and have experienced a strong success rate for claims that have completed the appeals process. While our success rate is a positive reflection of the medical necessity of the applicable patients, the appeal process can take in excess of one year, and we cannot provide assurance as to the ongoing and future success of our appeals. As such, we have provided reserves for these receivables in accordance with our accounting policy that necessarily considers the age of the receivables under appeal as part of our Provision for doubtful accounts.

Government, Class Action, and Related Settlements

Government, class action, and related settlements for the three months ended March 31, 2008 included a $32.6 million reduction in the liability associated with our securities litigation (as discussed in Note 10, Settlements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report) based on the value of our common stock and the associated common stock warrants underlying this settlement. During the reconstruction and restatement period of HealthSouth’s historical financial statements, it was determined that the equity balances of certain of our partners had been historically overstated. During the three months ended March 31, 2008, we settled with certain of our partners, resulting in a net gain of approximately $3.8 million included in Government, class action, and related settlements.

Government, class action, and related settlements for the three months ended March 31, 2007 included a $17.5 million reduction in the liability associated with our securities litigation (as discussed in Note 10, Settlements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report) based on the value of our common stock and the associated common stock warrants underlying this settlement. It also included charges of approximately $5.3 million for certain settlements and other settlement negotiations that were ongoing at that time.

Professional Fees—Accounting, Tax, and Legal

As previously reported, significant changes have occurred at HealthSouth since the financial fraud perpetrated by certain members of our prior management team was uncovered. The steps taken to stabilize our business and operations, provide vital management assistance, and coordinate our legal strategy came at significant financial cost. During the three months ended March 31, 2008, these fees primarily related to legal fees for continued litigation defense and support matters arising from our prior reporting and restatement issues discussed in Note 11, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and income tax return preparation and consulting fees for various tax projects related to our ongoing pursuit of our remaining income tax refund claims. During the three months ended March 31, 2007, Professional fees—accounting, tax, and legal related primarily to income tax return preparation and consulting fees for various tax projects (including tax projects associated with our filing of amended tax returns for 1996 through 2003), fees paid to investment bankers and other consultants associated with our divestiture activities, and legal fees for continued litigation defense and support matters arising from our prior reporting and restatement issues discussed in Note 11, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

While Professional fees – accounting, tax, and legal were $3.6 million during the three months ended March 31, 2008, we expect to incur approximately $25 million of such professional fees during 2008, including legal fees related to our derivative litigation and professional fees related to income tax consulting fees and various projects surrounding our pursuit of our remaining income tax refund claims.

Interest Expense and Amortization of Debt Discounts and Fees

As discussed in Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, due to the requirements under our Credit Agreement to use the net proceeds from the divestitures of our surgery centers, outpatient, and diagnostic divisions to repay obligations outstanding under our Credit Agreement, and in accordance with the guidance in Emerging Issues Task Force Issue (“EITF”) No. 87-24, “Allocation of Interest to Discontinued Operations,” we allocated the interest expense on the debt that was required to be repaid as a result of the disposal transactions to discontinued operations in all periods presented prior to the closing of the disposal transactions. However, the discussion that follows related to Interest expense and amortization of debt discounts and fees is based on total interest expense, including the amounts allocated to discontinued operations.

Total Interest expense and amortization of debt discounts and fees decreased by $35.1 million quarter over quarter. Approximately $31.6 million of this decrease was due to lower average borrowings which resulted from our use of the net proceeds from our divestiture transactions and the majority of our federal income tax recovery in 2007 to reduce debt (see Note 8, Long-term Debt, to the consolidated financial statements included in our 2007 Form 10-K). The remainder of the decrease was due primarily to a decrease in our average interest rate quarter over quarter. Our average interest rate was 9.6% during the three months ended March 31, 2007 compared to an average rate of 9.0% during the three months ended March 31, 2008.

Other Income

Other income is comprised of interest income and gains and losses on sales of investments. The quarter-over-quarter decrease in Other income was due to the sale of available-for-sale securities during the first quarter of 2007 with no similar activity occurring in the first quarter of 2008.

Loss on Interest Rate Swap

Our Loss on interest rate swap in each period represents amounts recorded related to the mark-to-market adjustments, quarterly settlements, and accrued interest recorded for our interest rate swap. During the three months ended March 31, 2008, we paid approximately $0.2 million in net cash settlement payments to our counterparties under the interest rate swap agreement. During the three months ended March 31, 2007, we received approximately $0.6 million in net cash settlement payments from our counterparties under the interest rate swap agreement. For additional information regarding our interest rate swap agreement, see Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2007 Form 10-K and Item 3, Quantitative and Qualitative Disclosures about Market Risk, of this report.

Minority Interests in Earnings of Consolidated Affiliates

Minority interests in earnings of consolidated affiliates represent the share of net income or loss allocated to members or partners in our consolidated affiliates. Fluctuations in Minority interests in earnings of consolidated affiliates are primarily driven by the financial performance of the applicable hospital population each period.

Income (Loss) from Continuing Operations Before Income Tax Expense

Our Income from continuing operations before income tax expense (“pre-tax income from continuing operations”) increased quarter over quarter due to the increase in Net operating revenues and the decrease in total operating expenses, as discussed above. Specifically, the decrease in General and administrative expenses and the decrease in Professional fees—accounting, tax, and legal contributed to the quarter-over-quarter improvement. Pre-tax income from continuing operations for the three months ended March 31, 2008 included a $32.6 million reduction in our liability associated with the securities litigation settlement discussed in Note 10, Settlements, of the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. However, the reduction in this liability was offset by a $36.6 million mark-to-market adjustment associated with our interest rate swap recorded on the line entitled Loss on interest rate swap.

Provision for Income Tax Expense

Our Provision for income tax expense is lower than the same period of 2007 due primarily to state income tax refunds we received during the three months ended March 31, 2008 in excess of amounts previously accrued. See Note 8, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report for additional information related to our income tax provision in each period.

Results of Discontinued Operations

The operating results of discontinued operations, by division and in total, are as follows (in millions):

	Three Months Ended March 31,
	2008	2007
HealthSouth Corporation:
Net operating revenues	$ 0.2	$ 8.0
Costs and expenses	0.5	9.6
Loss from discontinued operations	(0.3)	(1.6)
Loss on disposal of assets of discontinued operations	(0.1)	(0.5)
Income tax expense	–	–
Loss from discontinued operations, net of tax	$ (0.4)	$ (2.1)
Surgery Centers:
Net operating revenues	$ 4.0	$ 186.8
Costs and expenses	7.7	174.5
Impairments	–	3.0
(Loss) income from discontinued operations	(3.7)	9.3
Gain on disposal of assets of discontinued operations	–	1.6
Gain on divestiture of division	19.3	–
Income tax benefit (expense)	0.7	(3.9)
Income from discontinued operations, net of tax	$ 16.3	$ 7.0
Outpatient:
Net operating revenues	$ 1.0	$ 79.7
Costs and expenses	0.6	72.6
Impairments	–	0.2
Income from discontinued operations	0.4	6.9
Loss on disposal of assets of discontinued operations	–	(1.2)
Income tax expense	–	–
Income from discontinued operations, net of tax	$ 0.4	$ 5.7
Diagnostic:
Net operating revenues	$ 0.8	$ 38.8
Costs and expenses	0.7	44.6
Impairments	–	32.7
Income (loss) from discontinued operations	0.1	(38.5)
Gain on disposal of assets of discontinued operations	–	0.1
Loss on divestiture of division	(0.5)	–
Income tax expense	–	–
Loss from discontinued operations, net of tax	$ (0.4)	$ (38.4)
Total:
Net operating revenues	$ 6.0	$ 313.3
Costs and expenses	9.5	301.3
Impairments	–	35.9
Loss from discontinued operations	(3.5)	(23.9)
Loss on disposal of assets of discontinued operations	(0.1)	–
Gain on divestitures of divisions	18.8	–
Income tax benefit (expense)	0.7	(3.9)
Income (loss) from discontinued operations, net of tax	$ 15.9	$ (27.8)

As discussed in Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, due to the requirements under our Credit Agreement to use the net proceeds from the divestitures of our surgery centers, outpatient, and diagnostic divisions to repay obligations outstanding under our Credit Agreement, and in accordance with EITF Issue No. 87-24, we allocated the interest expense on the debt that was required to be repaid as a result of the divestiture transactions to discontinued operations.

HealthSouth Corporation. The decrease in net operating revenues and costs and expenses quarter over quarter was due primarily to the sale or closure of four LTCHs: Union LTCH (closed in February 2007); Alexandria LTCH (sold in May 2007); Winnfield LTCH (sold in August 2007); and Terre Haute LTCH (closed in August 2007). The decrease is also due to the sale of our electro-shock wave lithotripter units in June 2007.

Surgery Centers. We closed the transaction to sell our surgery centers division to ASC Acquisition LLC (“ASC”) on June 29, 2007, other than with respect to certain facilities in Connecticut, Rhode Island, and Illinois for which approvals for the transfer to ASC had not yet been received as of such date. In August and November 2007, we received approval and transferred the applicable facilities in Connecticut and Rhode Island, respectively, and on January 28, 2008, we received approval for the change in control of five of the six Illinois facilities. No portion of the purchase price was withheld at closing pending the transfer of these facilities. As of March 31, 2008, we have deferred approximately $26.5 million of cash proceeds received at closing associated with the facility that was still awaiting approval for the transfer to ASC as of March 31, 2008.

As a result of the transfer of the five Illinois facilities during the first quarter of 2008, we recorded a gain on disposal of approximately $19.3 million during the three months ended March 31, 2008. We expect to record an additional gain of approximately $10 million to $16 million for the one facility that remains pending in Illinois. For additional information, see Note 7, Assets Held for Sale and Results of Discontinued Operations, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

The quarter-over-quarter change in operating results for this division resulted from the divestiture of the division on June 29, 2007, as discussed previously.

Outpatient. We closed the transaction to sell our outpatient division to Select Medical Corporation (“Select Medical”) on May 1, 2007, other than with respect to certain facilities for which approvals for the transfer to Select Medical had not yet been received as of such date. Approximately $24 million of the $245 million purchase price was withheld pending the transfer of these facilities. Subsequent to closing, we received approval and transferred the remaining facilities to Select Medical, and we received additional sale proceeds in November 2007. For additional information, see Note 7, Assets Held for Sale and Results of Discontinued Operations, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

The quarter-over-quarter change in operating results for this division resulted from the divestiture of the division on May 1, 2007, as discussed previously.

Diagnostic. We closed the transaction to sell our diagnostic division to The Gores Group on July 31, 2007, other than with respect to one facility for which approval for the transfer had not yet been received as of such date. During the first quarter of 2008, we received approval for the transfer of the remaining facility to The Gores Group. For additional information, see Note 7, Assets Held for Sale and Results of Discontinued Operations, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

The quarter-over-quarter change in operating results for this division resulted from the divestiture of the division on July 31, 2007, as discussed previously. During the three months ended March 31, 2007, we wrote the intangible assets and certain long-lived assets of our diagnostic division down to their estimated fair value based on the estimated net proceeds we expected to receive from the divestiture of the division. This charge is included in impairments in the above results of operations of our diagnostic division.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, cash from operations, and Revolving Loans under our Credit Agreement (as defined in Note 8, Long-term Debt, to consolidated financial statements accompanying our 2007 Form 10-K).

While we made significant progress in 2007 in improving our leverage and liquidity, we remain highly leveraged. During the three months ended March 31, 2008, we used drawings under our revolving credit facility to redeem approximately $5 million of our 10.75% Senior Notes due 2016, which carry a higher interest rate than borrowings under our Credit Agreement.

During April 2008, and in accordance with the provisions of our Credit Agreement, we temporarily used the entire net proceeds from the sale of our corporate campus to reduce amounts outstanding under our revolving credit facility. Our Credit Agreement allows for some of the net proceeds to be reinvested in capital expenditures, which we may do in subsequent periods. In addition, we expect to use cash flows from the receipt of additional federal and state income tax refunds to further reduce our debt outstanding. However, no assurances can be given as to whether or when such cash flows will be received.

Of our $2.1 billion of long-term debt outstanding as of March 31, 2008, $90.0 million represents amounts drawn under our $400 million revolving credit facility (excluding approximately $3.2 million utilized under the revolving letter of credit subfacility). This is a $15.0 million increase in amounts drawn from the revolving credit facility as of December 31, 2007. During the first quarter of 2008, we made additional drawings from our revolving credit facility in order to redeem approximately $5 million of our 10.75% Senior Notes due 2016 (as discussed above) and to redeem the remaining $9.4 million of our 8.5% Senior Notes that matured in February 2008. Amounts drawn on our revolver decreased to approximately $30 million as of April 30, 2008. We may need to make additional draws on our revolving credit facility during the second quarter of 2008 due to the timing of interest payments and other seasonal borrowing needs. Based on our current borrowing capacity and leverage ratio required under our Credit Agreement, we do not believe there is significant risk in our ability to make additional draws under our revolving credit facility, if needed.

We have scheduled principal payments of $53.5 million and $25.8 million in the remainder of 2008 and 2009, respectively, related to long-term debt obligations (see Note 5, Long-term Debt, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report).

As with any company carrying significant debt, our primary risk relating to our high leverage is the possibility that a down-turn in operating earnings could impair our ability to comply with the financial covenants contained within our Credit Agreement. Our primary covenants include a leverage ratio and an interest coverage ratio. To violate the interest coverage ratio, we would need to fail the test for four consecutive quarters. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms as favorable to those in our existing Credit Agreement. Under such circumstances, there is also the potential our lenders would not grant relief to us which, among other things, would depend upon the state of the credit markets at that time. A default due to violation of the covenants contained within our Credit Agreement could require us to immediately repay all amounts then outstanding under the Credit Agreement. See Item 1A, Risk Factors, of our 2007 Form 10-K and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our 2007 Form 10-K for a discussion of risks and uncertainties facing us. Changes in our business or other factors may occur that might have a material adverse impact on our financial position, results of operations, and cash flows.

Sources and Uses of Cash

Our primary sources of funding are cash flows from operations and borrowings under long-term debt agreements. Over the past three years, our funds were used primarily to fund working capital requirements, make capital expenditures, and make payments under various settlement agreements. With the payments due under various settlement agreements now behind us, we can redirect our funds elsewhere, including the further reduction of debt and development activities.

The following table shows the cash flows provided by or used in operating, investing, and financing activities for the three months ended March 31, 2008 and 2007, as well as the effect of exchange rates for those same periods (in millions):

	Three Months Ended March 31,
	2008	2007
Net cash provided by (used in) operating activities	$ 41.8	$ (2.1)
Net cash provided by investing activities	33.1	63.1
Net cash used in financing activities	(34.4)	(57.7)
Effect of exchange rate changes on cash and cash equivalents	–	0.1
Increase in cash and cash equivalents	$ 40.5	$ 3.4

Operating activities. Net cash provided by operating activities increased quarter over quarter due primarily to the increase in Net operating revenues and decrease in operating expenses discussed above. In addition, Net cash used in operating activities for the three months ended March 31, 2007 included $29.9 million of cash settlement payments related primarily to our Medicare Program Settlement negotiated in 2004 (see Note 20, Settlements, to the consolidated financial statements accompanying our 2007 Form 10-K). The three months ended March 31, 2008 included cash settlement payments of $7.3 million related primarily to our settlement with the United States Department of Health and Human Services Office of Inspector General negotiated in 2007 (see Note 11, Contingencies, “Other Matters,” to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report).

Investing activities. The decrease in Net cash provided by investing activities quarter over quarter was due primarily to a reduction in proceeds from certain transactions in each period. During the three months ended March 31, 2007, we sold certain restricted marketable securities and received proceeds of approximately $65.0 million. During the three months ended March 31, 2008, we received approximately $43.9 million in proceeds from asset disposals, including our corporate campus (see Note 3, Property and Equipment, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report).

Financing activities. The quarter-over-quarter decrease in Net cash used in financing activities resulted from a higher cash balance as of March 31, 2008 compared to prior periods, the divestitures of our surgery centers, outpatient, and diagnostic divisions during the second and third quarters of 2007, decreased net debt payments, and our debt amendment costs related to our divestitures.

As of March 31, 2008, we had approximately $60.4 million of Cash and cash equivalents compared to $19.8 million of Cash and cash equivalents as of December 31, 2007. This increase primarily resulted from the receipt of the net proceeds from the sale of our corporate campus on March 31, 2008. With this cash in our bank accounts, it was not necessary for us to reclassify checks in excess of our bank balance on our balance sheet. This negatively impacted Cash flows used in financing activities by $11.4 million during the three months ended March 31, 2008. Checks in excess of bank balance positively impacted Cash flows used in financing activities by $26.1 million during the three months ended March 31, 2007.

Net cash used in financing activities included approximately $22.8 million of net cash used in financing activities of discontinued operations during the three months ended March 31, 2007. With the divestitures of our surgery centers, outpatient, and diagnostic divisions in the second and third quarters of 2007, such amounts decreased to $0.8 million used during the three months ended March 31, 2008. Net debt payments approximated $5.5 million during the three months ended March 31, 2008 compared to $38.3 million of net debt payments during the three months ended March 31, 2007. Net cash used in financing activities for the three months ended March 31, 2007 also included $11.1 million of debt amendment costs related to the amendment of our Credit Agreement in the first quarter of 2007 due to our divestiture activities.

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

We use Adjusted Consolidated EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our Credit Agreement, which is discussed in more detail in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2007 Form 10-K. These covenants are material terms of the Credit Agreement, and the Credit Agreement represents a substantial portion of our capitalization. Non-compliance with these financial covenants under our Credit Agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms as favorable to those in our existing Credit Agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted Consolidated EBITDA is critical to our assessment of our liquidity.

In general terms, the definition of Adjusted Consolidated EBITDA, per our Credit Agreement, allows us to add back to Adjusted Consolidated EBITDA all unusual non-cash items or non-recurring items. These items include, but may not be limited to, (1) amounts associated with government, class action, and related settlements, (2) fees, costs, and expenses related to our recapitalization transactions, (3) any losses from discontinued operations and closed locations, (4) charges in respect of professional fees for reconstruction and restatement of financial statements, including fees paid to outside professional firms for matters related to internal controls and legal fees for continued litigation defense and support matters discussed in Note 11, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, (5) compensation expenses recorded in accordance with FASB Statement No. 123(R), (6) investment and other income (including interest income), and (7) fees associated with our divestiture activities. We reconcile Adjusted Consolidated EBITDA to Net income (loss).

However, Adjusted Consolidated EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America (“GAAP”), and the items excluded from Adjusted Consolidated EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted Consolidated EBITDA should not be considered a substitute for Net income (loss) or cash flows from operating, investing, or financing activities. Because Adjusted Consolidated EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted Consolidated EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our 2007 Form 10-K.

Our Adjusted Consolidated EBITDA for the three months ended March 31, 2008 and 2007 was as follows (in millions):

Reconciliation of Net Income (Loss) to Adjusted Consolidated EBITDA

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$ 19.8	$ (56.6)
(Income) loss from discontinued operations	(15.9)	27.8
Provision for income tax expense	0.1	3.3
Loss on interest rate swap	36.6	4.3
Interest expense and amortization of debt discounts and fees	47.4	58.5
Loss on early extinguishment of debt	0.3	–
Government, class action, and related settlements	(36.4)	(12.2)
Net noncash loss on disposal of assets	0.1	0.1
Depreciation and amortization	30.1	18.0
Professional fees—accounting, tax, and legal	3.6	21.8
Compensation expense under FASB Statement No. 123(R)	3.3	3.6
Sarbanes-Oxley related costs	–	0.3
Adjusted Consolidated EBITDA	$ 89.0	$ 68.9

After consummation of the divestitures discussed earlier in this Item and in Note 7, Assets Held for Sale and Results of Discontinued Operations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and in accordance with our Credit Agreement (including the March 2007 amendment to the Credit Agreement discussed in Note 8, Long-term Debt, to the consolidated financial statements accompanying our Form 2007 10-K), Adjusted Consolidated EBITDA is calculated to give effect to each divestiture, including adjustments for the allocation of corporate overhead to each divested division. Therefore, for purposes of covenant calculations reported to our lenders under the Credit Agreement, we add back a corporate overhead allocation for each divested division in the quarter in which the applicable transaction closed. However, while these allocations are additive to Adjusted Consolidated EBITDA under our Credit Agreement, these allocations are estimates and are not necessarily indicative of the Adjusted Consolidated EBITDA that would have resulted had the applicable divisions been divested as of the beginning of each period presented. Accordingly, they have not been added back to Net income (loss) in the table above and are not included in the above calculation of Adjusted Consolidated EBITDA. In addition, we are allowed to add other income, including interest income, to the calculation of Adjusted Consolidated EBITDA under our Credit Agreement. This includes the interest income associated with our federal income tax recovery, as discussed in Note 17, Income Taxes, to the consolidated financial statements accompanying our 2007 Form 10-K. This amount has not been included in the above calculation, as it would not be indicative of our Adjusted Consolidated EBITDA for future periods.

Reconciliation of Adjusted Consolidated EBITDA to Net Cash Provided by (Used in) Operating Activities

	Three Months Ended March 31,
	2008		2007
Adjusted Consolidated EBITDA	$ 89.0		$ 68.9
Compensation expense under FASB Statement No. 123(R)	(3.3)		(3.6)
Sarbanes-Oxley related costs	–		(0.3)
Provision for doubtful accounts	8.1		10.4
Professional fees—accounting, tax, and legal	(3.6)		(21.8)
Interest expense and amortization of debt discounts and fees	(47.4)		(58.5)
Gain on sale of investments	(0.2)		(3.7)
Equity in net income of nonconsolidated affiliates	(2.4)		(2.7)
Minority interests in earnings of consolidated affiliates	7.6		8.3
Amortization of debt discounts and fees	1.6		2.0
Amortization of restricted stock	1.9		1.1
Distributions from consolidated affiliates	2.2		1.5
Stock-based compensation	1.4		2.5
Current portion of income tax benefit (expense)	0.7		(2.0)
Change in assets and liabilities	(5.7)		(5.8)
Change in government, class action, and related settlements	(7.3)		(29.9)
Other operating cash (used in) provided by discontinued operations	(0.4)		31.4
Other	(0.4)	`	0.1
Net cash provided by (used in) operating activities	$ 41.8		$ (2.1)

The increase in Adjusted Consolidated EBITDA was due primarily to the increase in Net operating revenues discussed above.

Current Liquidity and Capital Resources

As of March 31, 2008, we had approximately $60.4 million in Cash and cash equivalents. This amount excludes approximately $64.5 million in Restricted cash and $29.3 million of Restricted marketable securities, which are assets whose use is restricted because of various obligations we have under lending agreements, partnership agreements, and other arrangements, primarily related to our captive insurance company. As of December 31, 2007, we had approximately $19.8 million in Cash and cash equivalents, $63.6 million in Restricted cash, and $28.9 million of Restricted marketable securities.

The increase in Cash and cash equivalents from December 31, 2007 to March 31, 2008 primarily resulted from the receipt of the net proceeds from the sale of our corporate campus on March 31, 2008. These proceeds were used to reduce debt in April 2008. See Note 3, Property and Equipment, and Note 5, Long-term Debt, of the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

While we made significant progress in 2007 in improving our leverage and liquidity, we remain highly leveraged. During the three months ended March 31, 2008, we used drawings under our revolving credit facility to redeem approximately $5 million of our 10.75% Senior Notes due 2016, which carry a higher interest rate than borrowings under our Credit Agreement.

During April 2008, and in accordance with the provisions of our Credit Agreement, we temporarily used the entire net proceeds from the sale of our corporate campus to reduce amounts outstanding under our revolving credit facility. Our Credit Agreement allows for some of the net proceeds to be reinvested in capital expenditures, which we may do in subsequent periods. In addition, we expect to use cash flows from the receipt of additional federal and state income tax refunds to further reduce our debt outstanding. However, no assurances can be given as to whether or when such cash flows will be received.

As of March 31, 2008, amounts outstanding on our revolver approximated $90.0 million. Amounts drawn on our revolver decreased to approximately $30 million as of April 30, 2008. Based on our current borrowing capacity and leverage ratio required under our Credit Agreement, we do not believe there is significant risk in our ability to make additional draws under our revolving credit facility, if needed.

Funding Commitments

We have scheduled principal payments of $53.5 million and $25.8 million in the remainder of 2008 and 2009, respectively, related to long-term debt obligations (see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report). For additional information about our long-term debt obligations, see Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2007 Form 10-K.

During the three months ended March 31, 2008, we made capital expenditures of approximately $8.7 million. The total amounts expected for capital expenditures and development efforts for the remainder of 2008 approximate $40 million to $80 million. Actual amounts spent will be dependent upon the timing of development projects and receipt of the cash flows from additional income tax refunds. These expenditures include IT initiatives, new business opportunities, and equipment upgrades and purchases. Approximately $40 million of the remaining budgeted amount is non-discretionary.

For a discussion of risk factors related to our business and our industry, please see Item 1A, Risk Factors, of our 2007 Form 10-K and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our 2007 Form 10-K.

Off-Balance Sheet Arrangements

In accordance with the definition under rules established by the United States Securities and Exchange Commission (the “SEC”), the following qualify as off-balance sheet arrangements:

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

As of March 31, 2008, we were secondarily liable for 164 such guarantees. The remaining terms of these guarantees range from one month to 216 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximates $122.7 million.

We have not recorded a liability for these guarantees, as we do not believe it is probable we will have to perform under these agreements. If we are required to perform under these guarantees, we could potentially have recourse against the purchaser for recovery of any amounts paid. In addition, the purchasers of our surgery centers, outpatient, and diagnostic divisions have agreed to seek releases from the lessors and vendors in favor of HealthSouth with respect to the guarantee obligations associated with these divestitures. To the extent the purchasers of these divisions are unable to obtain releases for HealthSouth, the purchasers have agreed to indemnify HealthSouth for damages incurred under the guarantee obligations, if any. For additional information regarding these guarantees, see Note 6, Guarantees, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Also, as discussed in Note 10, Settlements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, our securities litigation settlement agreement requires us to indemnify the settling insurance carriers, to the extent permitted by law, for any amounts they are legally obligated to pay to any non-settling defendants. As of March 31, 2008, we have not recorded a liability regarding these indemnifications, as we do not believe it is probable we will have to perform under the indemnification portion of these settlement agreements, and any amount we would be required to pay is not estimable at this time.

As of March 31, 2008, we do not have any retained or contingent interest in assets as defined above.

As of March 31, 2008, we hold one derivative financial instrument, as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In March 2006, we entered into an interest rate swap related to our Credit Agreement, as discussed in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2007 Form 10-K.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2008, we are not involved in any unconsolidated SPE transactions.

Contractual Obligations

Our consolidated contractual obligations as of March 31, 2008 are as follows (in millions):

	Total	April 1 through December 31, 2008	2009 – 2010	2011 – 2012	2013 and Thereafter
Long-term debt obligations:
Long-term debt excluding
revolving credit facility and
capital lease obligations (a)	$ 1,842.9	$ 42.5	$ 23.3	$ 17.8	$ 1,759.3
Revolving credit facility	90.0	–	–	90.0	–
Interest on long-term debt (b)	1,016.6	118.6	309.5	302.8	285.7
Capital lease obligations (c)	162.9	17.1	41.8	33.6	70.4
Operating lease obligations (d)(e)	249.9	28.5	62.0	41.5	117.9
Purchase obligations (e)(f)	57.6	13.1	39.8	2.6	2.1
Other long-term liabilities (g)	5.8	1.5	1.1	0.4	2.8
Total	$ 3,425.7	$ 221.3	$ 477.5	$ 488.7	$ 2,238.2

(a)

Included in long-term debt are amounts owed on our bonds payable and notes payable to banks and others. These borrowings are further explained in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2007 Form 10-K.

(b)

Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of March 31, 2008. Interest related to capital lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our condensed consolidated statements of operations. Amounts also exclude the impact of our interest rate swap.

(c)	Amounts include interest portion of future minimum capital lease payments.

(d)

We lease many of our hospitals as well as other property and equipment under operating leases in the normal course of business. Some of our hospital leases require percentage rentals on patient revenues above specified minimums and contain escalation clauses. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 5, Property and Equipment, to the consolidated financial statements accompanying our 2007 Form 10-K.

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

(g)

Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: medical malpractice and workers’ compensation risks, deferred income taxes, and our estimated liability for unsettled litigation. For more information, see Note 1, Summary of Significant Accounting Policies, “Self-Insured Risks,” Note 17, Income Taxes, and Note 21, Contingencies and Other Commitments, to the consolidated financial statements accompanying our 2007 Form 10-K. Also, at March 31, 2008 and in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, we had approximately $135.7 million of total gross unrecognized tax benefits. In addition, we had an accrual for related interest income of $20.5 million as of March 31, 2008. We continue to actively pursue the maximization of our remaining income tax refund claims. The process of resolving these tax matters with the applicable taxing authorities will continue throughout 2008, and will likely extend into 2009. At this time, we cannot estimate a range of the reasonably possible change that may occur.

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

We accrued an estimate of these legal fees as of December 31, 2005 and 2004, which was included in Professional fees—accounting, tax, and legal in our consolidated statements of operations for the years ended December 31, 2005 and 2004 and Other current liabilities in our consolidated balance sheets as of December 31, 2005 and 2004 in connection with the arbitration demand. Based on the arbitrator’s ruling, we may have an obligation to indemnify Mr. Scrushy for certain costs associated with ongoing litigation. However, pursuant to the terms of the Securities Litigation Settlement (see Note 10, Settlements, of the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report), the claims are limited because the Securities Litigation Settlement bars claims by the non-settling defendants arising out of or relating to the Stockholder Securities Action, the Bondholder Securities Action, and the derivative litigation but does not prevent other security holders excluded from the settlement from asserting claims directly against the Company. An appeal of this order is currently outstanding with the Eleventh Circuit Court of Appeals. As of March 31, 2008 and December 31, 2007, an estimate of these legal fees is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets.

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

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our 2007 Form 10-K. Of those significant accounting policies, those that we consider to be the most critical to aid in fully understanding and evaluating our reported financial results, as they require management’s most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain, are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies,” to our 2007 Form 10-K.

Since the filing of our 2007 Form 10-K, there have been no material changes to our critical accounting policies.

Recent Accounting Pronouncements

On January 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Our adoption of this statement resulted only in additional disclosures in our periodic reports. For more information regarding our adoption of FASB Statement No. 157, see Note 1, Basis of Presentation, “Fair Value Measurements,” to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. FASB Statement No. 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, operations, and cash flows through enhanced disclosure requirements. The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or January 1, 2009 for HealthSouth.

We do not expect FASB Statement No. 161 to significantly change the way in which we currently disclose our derivative instrument. As of March 31, 2008, we maintained only one derivative instrument under FASB Statement No. 133. This instrument is an interest rate swap we are required to maintain under the terms of our Credit Agreement. For additional information regarding our derivative instrument, see Note 1, Summary of Significant Accounting Policies, “Derivative Instruments,” and Note 8, Long-term Debt, “Interest Rate Swap,” of the notes to the consolidated financial statements included in our 2007 Form 10-K. For additional information regarding our market risk, see Item 3, Quantitative and Qualitative Disclosures about Market Risk, of this report.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R) and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, or January 1, 2009 for HealthSouth. The guidance within the FSP for determining the useful life of a recognized intangible asset will be applied prospectively to intangible assets acquired after the effective date. The additional disclosure requirements of the FSP will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We have not begun evaluating the potential impact, if any, the adoption of this FSP could have on our consolidated financial position, results of operations, and cash flows.

Since the filing of our 2007 Form 10-K, we do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows. For additional information regarding recent accounting pronouncements, see Note 1, Basis of Presentation, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

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

Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net market value of our fixed rate debt but has no impact on interest expense or cash flows. Interest rate changes on variable rate debt impacts our interest expense and cash flows, but does not impact the net fair value of the underlying debt instruments. Our fixed and variable rate debt as of March 31, 2008 is shown in the following table (in millions):

	As of March 31, 2008
	Carrying Amount	% of Total	Estimated Fair Value	% of Total
Fixed rate debt	$ 590.5	30.8%	$ 625.0	33.6%
Variable rate debt	1,325.6	69.2%	1,233.1	66.4%
Total long-term debt	$ 1,916.1	100.0%	$ 1,858.1	100.0%

As discussed in more detail in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2007 Form 10-K, in March 2006, we entered into an interest rate swap to effectively convert the floating rate of a portion of our Credit Agreement to a fixed rate in order to limit our exposure to variability in interest payments caused by changes in LIBOR. Under the interest rate swap agreement, we pay a fixed rate of 5.2% on $1.1 billion of variable rate debt, while the counterparties to the interest rate swap agreement pay a floating rate based on 3-month LIBOR. As of March 31, 2008, the fair market value of our interest rate swap approximated ($78.1) million.

Based on the variable rate of our debt as of March 31, 2008 and inclusive of the impact of the conversion of $1.1 billion of variable rate interest to a fixed rate via an interest rate swap, as discussed above, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $2.0 million per year, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $2.0 million per year. A 1% increase in interest rates would result in an approximate $44.7 million decrease in the estimated net fair value of our fixed rate debt, and a 1% decrease in interest rates would result in an approximate $46.4 million increase in its estimated net fair value.

Our interest payments increase or decrease in accordance with changes in LIBOR. However, the vast majority of these variable interest payments will be offset by net settlement payments or receipts on our interest rate swap, which are included in the line item Loss on interest rate swap in our condensed consolidated statements of operations and comprehensive income (loss).

Foreign operations, and the related market risks associated with foreign currencies, are currently, and have been, insignificant to our financial position, results of operations, and cash flows.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our Internal Control over Financial Reporting during the quarter ended March 31, 2008 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information relating to certain legal proceedings in which we are involved is included in Note 10, Settlements, and Note 11, Contingencies, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our 2007 Form 10-K.

Item 6. Exhibits

The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

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

10.1	Purchase and Sale Agreement by and between HealthSouth Corporation and Daniel Realty Company, LLC, dated January 22, 2008.
10.2	First Amendment to Purchase and Sale Agreement by and between HealthSouth Corporation and Daniel Realty Company, LLC, dated January 22, 2008.
10.3	Second Amendment to Purchase and Sale Agreement by and between HealthSouth Corporation and Daniel Realty Company, LLC, dated February 13, 2008.
10.4	Third Amendment to Purchase and Sale Agreement by and between HealthSouth Corporation and LAKD Associates, LLC (successor by assignment to Daniel Realty Company, LLC), dated March 31, 2008.
10.5	Lease between LAKD HQ, LLC and HealthSouth Corporation, dated March 31, 2008 for corporate office space.
10.6	HealthSouth Corporation Nonqualified 401(k) Plan (incorporated by reference to Exhibit 99 to HealthSouth’s Current Report on Form 8-K filed on February 6, 2008).+
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on June 27, 2005.

+ Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHSOUTH CORPORATION

By:	/s/ John L. Workman
John L. Workman
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Date:	May 7, 2008

EXHIBIT INDEX

No.	Description
3.1	Restated Certificate of Incorporation of HealthSouth Corporation, as filed in the Office of the Secretary of State of the State of Delaware on May 21, 1998.*
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

10.1	Purchase and Sale Agreement by and between HealthSouth Corporation and Daniel Realty Company, LLC, dated January 22, 2008.
10.2	First Amendment to Purchase and Sale Agreement by and between HealthSouth Corporation and Daniel Realty Company, LLC, dated January 22, 2008.
10.3	Second Amendment to Purchase and Sale Agreement by and between HealthSouth Corporation and Daniel Realty Company, LLC, dated February 13, 2008.
10.4	Third Amendment to Purchase and Sale Agreement by and between HealthSouth Corporation and LAKD Associates, LLC (successor by assignment to Daniel Realty Company, LLC), dated March 31, 2008.
10.5	Lease between LAKD HQ, LLC and HealthSouth Corporation, dated March 31, 2008 for corporate office space.
10.6	HealthSouth Corporation Nonqualified 401(k) Plan (incorporated by reference to Exhibit 99 to HealthSouth’s Current Report on Form 8-K filed on February 6, 2008).+
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on June 27, 2005.

+ Management contract or compensatory plan or arrangement