Form 10-Q
period 2008-06-30
HEALTHSOUTH CORP
filed 2008-08-06
CIK 785161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The registrant had 88,069,199 shares of common stock outstanding, net of treasury shares, as of July 31, 2008.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2008	December 31, 2007
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$ 67.2	$ 19.8
Restricted cash	46.6	63.6
Restricted marketable securities	29.2	28.9
Accounts receivable, net of allowance for doubtful accounts of $36.6 in 2008;
$37.8 in 2007	240.9	220.2
Insurance recoveries receivable	230.0	230.0
Other current assets	56.6	58.7
Current assets held for sale	7.9	16.2
Total current assets	678.4	637.4
Property and equipment, net	681.5	744.4
Goodwill	406.1	406.1
Intangible assets, net	23.6	26.1
Investment in and advances to nonconsolidated affiliates	41.7	42.7
Assets held for sale	20.8	63.2
Income tax refund receivable	43.2	52.5
Other long-term assets	69.8	78.2
Total assets	$ 1,965.1	$ 2,050.6
Liabilities and Shareholders’ Deficit
Current liabilities:
Current portion of long-term debt	$ 56.7	$ 68.3
Accounts payable	47.7	49.1
Accrued expenses and other current liabilities	342.5	365.5
Government, class action, and related settlements	353.3	400.7
Current liabilities held for sale	39.6	86.9
Total current liabilities	839.8	970.5
Long-term debt, net of current portion	1,827.4	1,974.4
Liabilities held for sale	3.8	4.2
Other long-term liabilities	166.3	171.4
	2,837.3	3,120.5
Commitments and contingencies
Minority interest in equity of consolidated affiliates	87.9	97.2
Convertible perpetual preferred stock, $.10 par value; 1,500,000 shares authorized;
400,000 issued in 2008 and 2007; liquidation preference of $1,000 per share	387.4	387.4
Shareholders’ deficit:
Common stock, $.01 par value; 200,000,000 shares authorized;
issued: 96,883,924 in 2008; 87,514,378 in 2007	1.0	0.9
Capital in excess of par value	2,963.7	2,820.4
Accumulated deficit	(4,000.7)	(4,064.6)
Accumulated other comprehensive loss	(0.8)	(0.8)
Treasury stock, at cost (8,816,125 shares in 2008 and 8,801,665 shares
in 2007)	(310.7)	(310.4)
Total shareholders’ deficit	(1,347.5)	(1,554.5)
Total liabilities and shareholders’ deficit	$ 1,965.1	$ 2,050.6

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed balance sheets.

PART 1. FINANCIAL INFORMATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Millions, Except Per Share Data)
Net operating revenues	$ 461.4	$ 438.7	$ 930.4	$ 881.8
Operating expenses:
Salaries and benefits	236.7	217.2	469.6	435.4
Other operating expenses	65.1	58.6	135.5	125.7
General and administrative expenses	25.2	32.9	53.3	76.0
Supplies	28.0	25.4	55.5	51.2
Depreciation and amortization	18.3	20.0	48.4	38.0
Impairment of long-lived assets	0.6	14.7	0.6	14.7
Occupancy costs	12.5	12.8	24.8	25.6
Provision for doubtful accounts	6.7	10.6	14.8	21.0
Loss on disposal of assets	0.8	1.7	0.4	1.7
Government, class action, and related settlements	(8.6)	(25.7)	(45.0)	(37.9)
Professional fees—accounting, tax, and legal	5.3	13.3	8.9	35.1
Total operating expenses	390.6	381.5	766.8	786.5
Loss on early extinguishment of debt	3.4	17.7	3.7	17.7
Interest expense and amortization of debt discounts
and fees	43.5	59.2	90.9	117.7
Other income	(1.0)	(0.5)	(1.7)	(5.2)
(Gain) loss on interest rate swap	(28.5)	(19.0)	8.1	(14.7)
Equity in net income of nonconsolidated affiliates	(2.7)	(2.4)	(5.1)	(5.1)
Minority interests in earnings of consolidated affiliates	8.2	7.8	15.8	16.1
Income (loss) from continuing operations before
income tax expense (benefit)	47.9	(5.6)	51.9	(31.2)
Provision for income tax expense (benefit)	0.7	(10.3)	0.8	(7.0)
Income (loss) from continuing operations	47.2	4.7	51.1	(24.2)
(Loss) income from discontinued operations, net
of income tax benefit	(3.1)	463.6	12.8	435.8
Net income	44.1	468.3	63.9	411.6
Convertible perpetual preferred stock dividends	(6.5)	(6.5)	(13.0)	(13.0)
Net income available to common shareholders	$ 37.6	$ 461.8	$ 50.9	$ 398.6
Comprehensive income:
Net income	$ 44.1	$ 468.3	$ 63.9	$ 411.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	0.8	–	0.8	0.1
Unrealized (loss) gain on available-for-sale securities	(0.4)	0.3	(0.8)	(3.2)
Other comprehensive income (loss), net of tax	0.4	0.3	–	(3.1)
Comprehensive income	$ 44.5	$ 468.6	$ 63.9	$ 408.5

Weighted average common shares outstanding:
Basic	79.5	78.7	79.2	78.8
Diluted	93.0	92.1	92.6	92.1

Basic and diluted earnings per common share:
Income (loss) from continuing operations available
to common shareholders	$ 0.51	$ (0.02)	$ 0.48	$ (0.47)
(Loss) income from discontinued operations,
net of income tax benefit	(0.04)	5.89	0.16	5.53
Net income per share available to common
shareholders	$ 0.47	$ 5.87	$ 0.64	$ 5.06

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed balance sheets.

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In Millions)
Net cash provided by (used in) operating activities	$ 67.0	$ (105.0)

Cash flows from investing activities:
Capital expenditures	(18.7)	(15.2)
Proceeds from disposal of assets	47.2	0.2
Proceeds from sale and maturities of restricted marketable securities	1.3	65.3
Purchase of restricted investments	(2.2)	(10.5)
Net change in restricted cash	17.0	9.4
Net settlements on interest rate swap	(6.6)	1.2
Other	0.5	–
Net cash provided by investing activities of discontinued operations—
Proceeds from divestitures of divisions	–	1,089.4
Other investing activities of discontinued operations	1.1	3.7
Net cash provided by investing activities	39.6	1,143.5

Cash flows from financing activities:
Checks in excess of bank balance	(5.5)	(2.7)
Principal payments on debt, including pre-payments	(92.4)	(865.0)
Borrowings on revolving credit facility	75.0	175.0
Payments on revolving credit facility	(150.0)	(280.0)
Principal payments under capital lease obligations	(7.1)	(6.3)
Issuance of common stock	150.2	–
Dividends paid on convertible perpetual preferred stock	(13.0)	(13.0)
Debt amendment costs	–	(11.2)
Distributions to minority interests of consolidated affiliates	(16.5)	(12.0)
Other	–	0.1
Net cash used in financing activities of discontinued operations	(1.1)	(39.3)
Net cash used in financing activities	(60.4)	(1,054.4)

Effect of exchange rate changes on cash and cash equivalents	0.8	0.1
Increase (decrease) in cash and cash equivalents	47.0	(15.8)
Cash and cash equivalents at beginning of period	19.8	27.1
Cash and cash equivalents of divisions and facilities held for sale at
beginning of period	0.4	14.4
Less: Cash and cash equivalents of divisions and facilities held for sale
at end of period	–	(4.8)
Cash and cash equivalents at end of period	$ 67.2	$ 20.9

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

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

Fair Value Measurements—

On January 1, 2008, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements, which establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. FASB Statement No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, FASB Statement No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets;
•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques noted in FASB Statement No. 157. The three valuation techniques are as follows:

•	Market approach – Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

•	Cost approach – Amount that would be required to replace the service capacity of an asset (i.e., replacement cost); and
•	Income approach – Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing models, and lattice models).

On a recurring basis, we are required to measure our available-for-sale restricted and nonrestricted marketable securities, the liability for the common stock and related common stock warrants associated with the Securities Litigation Settlement (see Note 11, Settlements), and our interest rate swap at fair value. The fair values of our available-for-sale restricted and nonrestricted marketable securities and the liability for the common stock associated with the Securities Litigation Settlement are determined based on quoted market prices in active markets. The fair value of the liability for the common stock warrants associated with the Securities Litigation Settlement is determined using a Black-Scholes model with weighted-average assumptions for historical volatility of our common stock, the risk-free interest rate, and the expected term of the underlying warrants. The fair value of our interest rate swap is determined using the present value of the fixed leg and floating leg of the swap. The value of the fixed leg is the present value of the known fixed coupon payments discounted at the rates implied by the LIBOR-swap curve. The value of the floating leg is the present value of the floating coupon payments which are derived from the forward LIBOR-swap rates and discounted at rates from the same yield curve. Each series of cash flows is discounted by market rates of interest.

The fair values of our financial assets and liabilities that are measured on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
June 30, 2008	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Restricted marketable securities	$ 29.2	$ 29.2	$ –	$ –	M
Other current assets:
Marketable securities	0.3	0.3	–	–	M
Accrued expenses and other current
liabilities:
Interest rate swap	(43.0)	–	(43.0)	–	I
Government, class action, and related
settlements:
Securities Litigation Settlement
liability—common stock	(83.5)	(83.5)	–	–	M
Securities Litigation Settlement
liability—common stock
warrants	(33.0)	–	(33.0)	–	I

(1)	As discussed above, FASB Statement No. 157 identifies three valuation techniques: market approach (M), cost approach (C), and income approach (I).

On a nonrecurring basis, we are required to measure property and equipment, goodwill, other intangible assets, investments in nonconsolidated affiliates, and assets and liabilities of discontinued operations at fair value. The fair value of our property and equipment is determined using discounted cash flows and significant unobservable inputs, unless there is an offer to purchase such assets, which would be the basis for determining fair value. The fair value of our intangible assets, excluding goodwill, is determined using discounted cash flows and significant unobservable inputs. The fair value of our investments in nonconsolidated affiliates is determined using quoted prices in private markets, discounted cash flows or earnings, or market multiples derived from a set of comparables. The fair value of our assets and liabilities of discontinued operations is determined using discounted cash flows and significant unobservable inputs unless there is an offer to purchase such assets and liabilities, which would be the basis for determining fair value. The fair value of our goodwill is determined using discounted cash

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

flows, and, when available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. Goodwill is tested for impairment as of October 1st of each year, absent any impairment indicators.

FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, delayed the effective date of FASB Statement No. 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. During the three and six months ended June 30, 2008, we recorded an impairment charge of $0.6 million. This charge represented our write-down of certain long-lived assets associated with one of our hospitals to their estimated fair value based on an offer we received from a third party to acquire the assets. During the three and six months ended June 30, 2007, we recorded impairment charges of $14.7 million related to our long-lived assets. Approximately $14.1 million of these charges related to the Digital Hospital (as defined in Note 5, Property and Equipment, to the consolidated financial statements included in our 2007 Form 10-K). During the second quarter of 2007, we wrote the Digital Hospital down by $14.1 million to its estimated fair value based on an offer we had received from a third party to acquire our corporate campus and the estimated net proceeds we expected to receive from this potential sale transaction.

Recent Accounting Pronouncements—

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations. FASB Statement No. 141(R) contains significant changes in the accounting for and reporting of business acquisitions, and it continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. It changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Further, certain of the changes will introduce more volatility into earnings and thus may impact a company’s acquisition strategy. In addition, FASB Statement No. 141(R) will impact the annual goodwill impairment test associated with acquisitions that close both before and after the effective date of the new standard. FASB Statement No. 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first annual reporting period beginning on or after December 15, 2008, or January 1, 2009 for HealthSouth. We have not begun evaluating the potential impact, if any, the adoption of FASB Statement No. 141(R) could have on our consolidated financial position, results of operations, and cash flows.

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

We do not expect FASB Statement No. 161 to significantly change the way in which we currently disclose our derivative instrument. As of June 30, 2008, we maintained only one derivative instrument under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This instrument is an interest rate swap we are required to maintain under the terms of our Credit Agreement (as defined in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2007 Form 10-K). For additional information regarding our derivative instrument, see Note 1, Summary of Significant Accounting Policies, “Derivative Instruments,” and Note 8, Long-term Debt, “Interest Rate Swap,” of the notes to the consolidated financial statements included in our 2007 Form 10-K.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

While we continue to make progress in improving our leverage and liquidity, we remain highly leveraged. During the second quarter of 2008, we used the net proceeds from the sale of our corporate campus (see Note 3, Property and Equipment) and the majority of the net proceeds from our equity offering (see Note 6, Shareholders’ Deficit) to pay down debt (see Note 5, Long-term Debt). Specifically, during the second quarter of 2008, we reduced amounts outstanding on our Term Loan Facility (as defined in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2007 Form 10-K) by $39.8 million, and amounts outstanding under our revolving credit facility were reduced to zero (excluding approximately $38.4 million utilized under the revolving letter of credit subfacility). We also redeemed approximately $25 million of our 10.75% Senior Notes due 2016.

The remainder of the net proceeds from our equity offering is included in Cash and cash equivalents in the accompanying condensed consolidated balance sheet as of June 30, 2008. These funds may be used to meet pending bond maturities and for other general corporate purposes, with the primary emphasis being further deleveraging. In July 2008, we redeemed an additional $9.6 million of our 10.75% Senior Notes due 2016, bringing the total redemptions of these notes during 2008 to $39.6 million. In addition, we expect to use cash flows from the receipt of additional federal and state income tax refunds to further reduce our debt outstanding. However, no assurances can be given as to whether or when such cash flows will be received.

Our Credit Agreement allows for the net proceeds of asset sales, including the sale of our corporate campus, to be reinvested in capital expenditures or for business development activities, which we plan to do in subsequent periods. As we redeploy the net proceeds received from various transactions or incur seasonal borrowing needs primarily related to interest payments, we may need to make future draws on our revolver. However, we do not believe there is significant risk in our ability to make draws under our revolving credit facility, if needed.

We have scheduled principal payments, including debt maturities, of $42.5 million and $25.6 million in the remainder of 2008 and 2009, respectively, related to long-term debt obligations (see Note 5, Long-term Debt).

As with any company carrying significant debt, our primary risk relating to our high leverage is the possibility that a rapid increase in LIBOR and/or a down-turn in operating earnings could impair our ability to comply with the financial covenants contained within our Credit Agreement. Our primary covenants include a leverage ratio and an interest coverage ratio. To violate the interest coverage ratio, we would need to fail the test for four consecutive quarters. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms as favorable to those in our existing Credit Agreement. Under such circumstances, there is also the potential our lenders would not grant relief to us which, among other things, would depend upon the state of the credit markets at that time. A default due to violation of the covenants contained within our Credit Agreement could require us to immediately repay all amounts then outstanding under the Credit Agreement. See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our 2007 Form 10-K, for a discussion of risks and uncertainties

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

facing us. Changes in our business or other factors may occur that might have a material adverse impact on our financial position, results of operations, and cash flows.

3.	Property and Equipment:

Property and equipment consists of the following (in millions):

	June 30, 2008	December 31, 2007
Land	$ 62.1	$ 76.2
Buildings	904.4	936.8
Leasehold improvements	25.8	24.1
Furniture, fixtures, and equipment	341.2	345.0
	1,333.5	1,382.1
Less: Accumulated depreciation and amortization	(655.8)	(645.3)
	677.7	736.8
Construction in progress	3.8	7.6
Property and equipment, net	$ 681.5	$ 744.4

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

The agreement includes a deferred purchase price component related to the Digital Hospital. If Daniel sells, or otherwise monetizes its interest in, the Digital Hospital for cash consideration to a third party, we are entitled to 40% of the net profit, if any and as defined in the sale agreement, realized by Daniel.

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reviewed our depreciation estimates of our corporate campus based on the revised salvage value of the campus due to the expected sale transaction. During the first quarter of 2008, we accelerated the depreciation of our corporate campus by approximately $11.0 million so that the net book value of the corporate campus equaled the net proceeds received on the transaction’s closing date.

The proceeds of this transaction were used to reduce our debt outstanding in April 2008 (see Note 5, Long-term Debt).

4.	Investment in and Advances to Nonconsolidated Affiliates:

Investment in and advances to nonconsolidated affiliates as of June 30, 2008 represents our investment in 18 partially owned subsidiaries, of which 13 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of our subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates, but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from 4% to 51%. We account for these investments using the cost and equity methods of accounting.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net operating revenues	$ 19.0	$ 15.9	$ 37.3	$ 32.6
Operating expenses	(3.1)	(10.8)	(14.7)	(21.2)
Income from continuing operations	15.9	5.1	22.6	11.4
Net income	15.6	4.9	22.0	11.1

5.	Long-term Debt:

Our long-term debt outstanding consists of the following (in millions):

	June 30, 2008	December 31, 2007
Advances under $400 million revolving credit facility	$ –	$ 75.0
Term Loan Facility	820.8	862.8
Bonds Payable—
7.000% Senior Notes due 2008	–	5.0
10.750% Senior Subordinated Notes due 2008	30.3	30.3
8.500% Senior Notes due 2008	–	9.4
8.375% Senior Notes due 2011	0.3	0.3
7.625% Senior Notes due 2012	1.5	1.5
Floating Rate Senior Notes due 2014	375.0	375.0
10.75% Senior Notes due 2016	528.9	558.2
Notes payable to banks and others at interest rates from 7.9% to 12.9%	13.1	17.0
Capital lease obligations	114.2	108.2
	1,884.1	2,042.7
Less: Current portion	(56.7)	(68.3)
Long-term debt, net of current portion	$ 1,827.4	$ 1,974.4

For a description of our indebtedness, see Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2007 Form 10-K.

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
July 1 through December 31, 2008	$ 42.5	$ 42.5
2009	25.6	25.6
2010	22.9	22.9
2011	22.0	22.0
2012	20.2	20.2
2013	791.0	791.0
Thereafter	966.9	959.9
Total	$ 1,891.1	$ 1,884.1

During the first quarter of 2008, we used drawings under our revolving credit facility to redeem approximately $5 million of our 10.75% Senior Notes due 2016, which carry a higher interest rate than borrowings under our Credit Agreement.

As discussed in Note 3, Property and Equipment, we closed the transaction to sell our corporate campus to Daniel on March 31, 2008. During April 2008, we used the net proceeds from this transaction to reduce amounts outstanding on our revolving credit facility.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As discussed in Note 6, Shareholders’ Deficit, we finalized the issuance and sale of 8.8 million shares of our common stock on June 27, 2008. We used the majority of the net proceeds from the equity offering to reduce amounts outstanding on our Term Loan Facility by $39.8 million, and amounts outstanding under our revolving credit facility were reduced to zero (excluding approximately $38.4 million utilized under the revolving letter of credit subfacility). We also used the net proceeds from the equity offering to redeem $25 million of our 10.75% Senior Notes due 2016.

As a result of the pre-payments and bond redemptions discussed above, we allocated a portion of the debt discounts and fees associated with this debt to the debt that was extinguished and wrote off debt discounts and fees totaling approximately $1.5 million and $1.6 million to Loss on early extinguishment of debt during the three and six months ended June 30, 2008, respectively. Our Loss on early extinguishment of debt for the three and six months ended June 30, 2008 also includes $1.9 million and $2.1 million, respectively, of premiums associated with the redemption of the 10.75% Senior Notes due 2016.

In addition, during July 2008, we redeemed an additional $9.6 million of our 10.75% Senior Notes due 2016. The write off of bond discounts and fees associated with this redemption will not be material to our financial position, results of operations, or cash flows.

Due to the requirements under our Credit Agreement to use the net proceeds from the divestitures of our surgery centers, outpatient, and diagnostic divisions (as discussed in Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements accompanying our 2007 Form 10-K) to repay obligations outstanding under our Credit Agreement, and in accordance with the guidance in Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” we allocated the interest expense on the debt that was required to be repaid as a result of the disposal transactions to discontinued operations in all periods presented prior to the closing of the disposal transactions. The following table provides information regarding our total Interest expense and amortization of debt discounts and fees presented in our condensed consolidated statements of operations and comprehensive income for both continuing and discontinued operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Continuing operations:
Interest expense	$ 41.8	$ 56.9	$ 87.6	$ 113.3
Amortization of debt discounts	0.2	0.1	0.3	0.3
Amortization of consent fees/bond issue costs	0.5	0.5	1.0	1.0
Amortization of loan fees	1.0	1.7	2.0	3.1
Total interest expense and amortization of
debt discounts and fees for continuing
operations	43.5	59.2	90.9	117.7
Discontinued operations:
Interest expense	0.4	20.1	0.8	44.5
Total interest expense for discontinued
operations	0.4	20.1	0.8	44.5
Total interest expense and amortization of debt
discounts and fees	$ 43.9	$ 79.3	$ 91.7	$ 162.2

Our interest payments increase or decrease in accordance with changes in LIBOR. However, the vast majority of these variable interest payments will be offset by net settlement payments or receipts on our interest rate swap, which are included in the line item (Gain) loss on interest rate swap in our condensed consolidated statements of operations and comprehensive income.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

6.	Shareholders’ Deficit

On June 27, 2008, HealthSouth finalized the issuance and sale of 8.8 million shares of its common stock to J.P. Morgan Securities Inc. for net proceeds of approximately $150 million. The Company used the net proceeds of the offering primarily for redemption and repayment of short-term and long-term borrowings. See Note 2, Liquidity, and Note 5, Long-term Debt, for additional information regarding use of the net proceeds.

The effects of this transaction on the number of our common shares outstanding, Common stock, and Capital in excess of par value are as follows (in millions):

Six Months Ended
June 30, 2008
NUMBER OF COMMON SHARES OUTSTANDING
Balance at December 31, 2007	78.7
Issuance of common stock	8.8
Issuance of restricted stock	0.4
Other	0.2
Balance at June 30, 2008	88.1

COMMON STOCK
Balance at December 31, 2007	$ 0.9
Issuance of common stock	0.1
Balance at June 30, 2008	$ 1.0

CAPITAL IN EXCESS OF PAR VALUE
Balance at December 31, 2007	$ 2,820.4
Dividends declared on convertible perpetual preferred stock	(13.0)
Issuance of common stock	150.1
Stock issuance costs	(0.2)
Stock issued to employees exercising stock options	0.3
Stock-based compensation	2.7
Restricted stock and other plans, less cancellations	0.1
Amortization of restricted stock	3.3
Balance at June 30, 2008	$ 2,963.7

7.	Guarantees:

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

As of June 30, 2008, we were secondarily liable for 140 such guarantees. The remaining terms of these guarantees ranged from one month to 213 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $104.6 million.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

These guarantees are not secured by any assets under the agreements. As of June 30, 2008, we have been required to perform under one such guarantee. Amounts paid, or to be paid, under this guarantee are not material to our financial position, results of operations, or cash flows.

8.	Assets Held for Sale and Results of Discontinued Operations:

The operating results of discontinued operations, including the allocation of $18.9 million and $43.0 million, respectively, of interest expense for the three and six months ended June 30, 2007 (as discussed in Note 5, Long-term Debt), are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net operating revenues	$ 2.7	$ 246.3	$ 8.7	$ 559.6
Costs and expenses	5.3	236.7	14.8	538.0
Impairments	0.6	–	0.6	35.9
(Loss) income from discontinued
operations	(3.2)	9.6	(6.7)	(14.3)
Gain on disposal of assets of discontinued
operations	0.1	1.5	–	1.5
Gain on divestitures of divisions	–	403.2	18.8	403.2
Income tax benefit	–	49.3	0.7	45.4
(Loss) income from discontinued
operations, net of tax	$ (3.1)	$ 463.6	$ 12.8	$ 435.8

As discussed in Note 12, Contingencies, we have recorded charges related to settlements and ongoing negotiations with certain of our current and former subsidiary partnerships related to the restatement of their historical financial statements. The portion of these charges that is attributable to partnerships of our surgery centers division has been included in our results of discontinued operations. No charges were made to partnerships in our outpatient or diagnostic divisions during the periods presented. We have and may continue to incur additional charges related to these ongoing negotiations with our partners and former partners.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Assets and liabilities held for sale consist of the following (in millions):

	June 30, 2008	December 31, 2007
Assets:
Cash and cash equivalents	$ –	$ 0.4
Restricted cash	–	1.6
Accounts receivable, net	2.8	7.0
Other current assets	5.1	7.2
Total current assets	7.9	16.2
Property and equipment, net	6.1	12.6
Goodwill	13.9	48.8
Intangible assets, net	0.3	1.8
Other long-term assets	0.5	–
Total long-term assets	20.8	63.2
Total assets	$ 28.7	$ 79.4
Liabilities:
Current portion of long-term debt	$ 0.4	$ 0.4
Accounts payable	0.9	1.7
Accrued expenses and other current liabilities	11.8	18.5
Deferred amounts related to sale of surgery centers division	26.5	66.3
Total current liabilities	39.6	86.9
Long-term debt, net of current portion	2.2	2.4
Other long-term liabilities	1.6	1.8
Total long-term liabilities	3.8	4.2
Total liabilities	$ 43.4	$ 91.1

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

As noted above, the closing of the sale of the surgery centers division occurred on June 29, 2007, other than with respect to certain facilities for which approvals for the transfer to ASC had not yet been received as of such date. In connection with the closing, HealthSouth and ASC agreed, among other things, that HealthSouth would retain its ownership interest in certain surgery centers until regulatory approvals for the transfer of such surgery centers to ASC were received. In that regard, ASC would manage the operations of such surgery centers until such approvals had been received, and HealthSouth and ASC entered into arrangements designed to place them in approximately the same economic position, whether positive or negative, they would have occupied had all regulatory approvals been received prior to closing. Upon receipt of such approvals, HealthSouth’s ownership interest in such facilities would be transferred to ASC. No portion of the purchase price was withheld at closing pending the transfer of these facilities. In the event regulatory approval for the transfer of any such facility is not received prior to June 29, 2009, HealthSouth would be required to return to ASC a portion of the purchase price allocated to such facility.

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

The assets and liabilities presented below for the surgery centers division as of June 30, 2008 include the assets and liabilities associated with the facility that had not been transferred as of June 30, 2008, as these assets will not be transferred until approval for such transfer is obtained. The assets and liabilities presented below for the surgery centers division as of December 31, 2007 include the assets and liabilities associated with the facilities that had not been transferred as of that date. As of June 30, 2008, we have deferred approximately $26.5 million of cash proceeds received at closing associated with the facility that was awaiting regulatory approval for the transfer to ASC as of June 30, 2008. We will continue to report the results of operations of this facility in discontinued operations until the transfer of the facility occurs.

The assets and liabilities of the surgery centers division reported as held for sale consist of the following (in millions):

	June 30, 2008	December 31, 2007
Assets:
Cash and cash equivalents	$ –	$ 0.4
Restricted cash	–	0.2
Accounts receivable, net	0.3	2.6
Other current assets	0.5	2.0
Total current assets	0.8	5.2
Property and equipment, net	3.4	9.1
Goodwill	13.9	48.8
Intangible assets, net	0.4	1.9
Other long-term assets	–	1.1
Total long-term assets	17.7	60.9
Total assets	$ 18.5	$ 66.1
Liabilities:
Current portion of long-term debt	$ 0.4	$ 0.4
Accounts payable	0.5	1.3
Accrued expenses and other current liabilities	0.6	5.8
Deferred amounts related to sale of surgery centers division	26.5	66.3
Total current liabilities	28.0	73.8
Long-term debt, net of current portion	2.2	2.4
Other long-term liabilities	0.1	0.3
Total long-term liabilities	2.3	2.7
Total liabilities	$ 30.3	$ 76.5

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The operating results of the surgery centers division included in discontinued operations consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net operating revenues	$ 2.4	$ 174.5	$ 6.4	$ 361.3
Costs and expenses	2.2	160.7	9.9	335.2
Impairments	0.6	–	0.6	3.0
(Loss) income from discontinued
operations	(0.4)	13.8	(4.1)	23.1
Gain on disposal of assets of discontinued
operations	0.1	0.3	0.1	1.9
Gain on divestiture of division	–	268.6	19.3	268.6
Income tax benefit	–	52.4	0.7	48.5
(Loss) income from discontinued
operations, net of tax	$ (0.3)	$ 335.1	$ 16.0	$ 342.1

As a result of the disposition of our surgery centers division, we recorded a $329.9 million post-tax gain in the second quarter of 2007, a $49.2 million post-tax gain during the third quarter of 2007, and a $2.8 million post-tax loss during the fourth quarter of 2007, for a total post-tax gain on disposal of approximately $376.3 million during the year ended December 31, 2007. During the first quarter of 2008, we recorded a $19.3 million post-tax gain on disposal associated with the five Illinois facilities that were transferred during the quarter. We expect to record an additional post-tax gain of approximately $10 million to $16 million for the facility that remains pending in Illinois.

In connection with the divestiture of our surgery centers division, we entered into a transition services agreement (“TSA”) with ASC whereby we continued to provide back-office services, primarily related to certain information technology and accounting services, related to the operations of our surgery centers division. This TSA expired in June 2008. The compensation we received related to these services was not material to either HealthSouth or the operations of the surgery centers division.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The assets and liabilities of the outpatient division reported as held for sale as of June 30, 2008 and December 31, 2007 were not material. The operating results of the outpatient division included in discontinued operations consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net operating revenues	$ 0.2	$ 27.9	$ 1.2	$ 107.6
Costs and expenses	1.3	27.8	1.9	100.4
Impairments	–	–	–	0.2
(Loss) income from discontinued
operations	(1.1)	0.1	(0.7)	7.0
Loss on disposal of assets of discontinued
operations	–	(0.1)	–	(1.3)
Gain on divestiture of division	–	134.6	–	134.6
Income tax expense	–	(4.2)	–	(4.2)
(Loss) income from discontinued
operations, net of tax	$ (1.1)	$ 130.4	$ (0.7)	$ 136.1

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

The assets and liabilities of the diagnostic division reported as held for sale as of June 30, 2008 and December 31, 2007 were not material. The operating results of the diagnostic division included in discontinued operations consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net operating revenues	$ 0.1	$ 37.8	$ 0.9	$ 76.6
Costs and expenses	1.7	37.5	2.4	82.1
Impairments	–	–	–	32.7
(Loss) income from discontinued
operations	(1.6)	0.3	(1.5)	(38.2)
Gain on disposal of assets of discontinued
operations	–	1.2	–	1.3
Loss on divestiture of division	–	–	(0.5)	–
Income tax benefit	–	1.0	–	1.0
(Loss) income from discontinued
operations, net of tax	$ (1.6)	$ 2.5	$ (2.0)	$ (35.9)

During the first quarter of 2007, we wrote the intangible assets and certain long-lived assets of our diagnostic division down to their estimated fair value based on the estimated net proceeds to be received from the divestiture of the division. This charge is included in impairments in the above results of operations of our diagnostic division for the six months ended June 30, 2007. As a result of the disposition of our diagnostic division, we recorded an approximate $8.4 million post-tax loss in the third quarter of 2007 and a $0.1 million post-tax gain in the fourth quarter of 2007, for a total post-tax loss of approximately $8.3 million during the year ended December 31, 2007. This loss primarily resulted from working capital adjustments based on the final balance sheet.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

During the first quarter of 2008, we recorded an approximate $0.5 million post-tax loss on disposal associated with the remaining facility that received approval for the transfer to The Gores Group during the first quarter of 2008.

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

9.	Income Taxes:

Our Provision for income tax expense of $0.7 million and $0.8 million for the three and six months ended June 30, 2008, respectively, includes the following: (1) current income tax expense of approximately $18.9 million and $20.5 million, respectively, attributable to a revision in previously estimated federal income tax refunds and related interest as a result of our settlement with the Internal Revenue Service (the “IRS”) for the tax years 2000 through 2003 (which included the issuance of a Revenue Agent’s Report, with which HealthSouth agreed, in July 2008), state income tax expense of subsidiaries which have separate state filing requirements, and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (2) deferred income tax expense of approximately $0.6 million and $1.4 million, respectively, attributable to increases in the basis difference of certain indefinite-lived assets offset by (3) current income tax benefit of approximately $18.8 million and $21.1 million, respectively, attributable to state income tax refunds.

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

Our Provision for income tax benefit of $10.3 million and $7.0 million for the three and six months ended June 30, 2007, respectively, consists of the following: (1) current income tax expense of $1.6 million and $3.7 million, respectively, attributable to state income taxes of subsidiaries which have separate state tax filing requirements, income taxes for other subsidiaries that are not included in our federal consolidated income tax return, and interest income accrued with respect to expected income tax refunds resulting from updated prior tax filings which were still in progress during these periods and (2) deferred income tax expense of $0.4 million and $1.6 million, respectively, attributable to future tax liabilities to be incurred by subsidiaries that are not included in our federal consolidated income tax return and increases in the basis difference of certain indefinite-lived assets offset by (3) current income tax benefit of $12.3 million, in both periods, attributable to the utilization of the period’s pre-tax loss from continuing operations to offset the gains attributable to the sale of the surgery centers and outpatient divisions (see Note 8, Assets Held for Sale and Results of Discontinued Operations).

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. FASB Interpretation No. 48 clarifies the application of FASB Statement No. 109, Accounting for Income Taxes, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements. As a result of our adoption of FASB Interpretation No. 48, we recognized a $4.2 million increase to reserves for uncertain tax positions. This increase was accounted for as an addition to Accumulated deficit as of January 1, 2007. Including the cumulative effect increase to the reserves for uncertain tax positions, as of January 1, 2007, we had approximately $267.4 million of total gross unrecognized tax benefits, of which approximately $247.0 million would affect our effective tax rate if recognized. The amount of the unrecognized tax benefits changed significantly during the year ended December 31, 2007 due to the settlement with the IRS for the tax years 1996 through 1999, as discussed in Note 17, Income Taxes, to the consolidated financial statements accompanying our 2007 Form 10-K.

As of December 31, 2007, total remaining gross unrecognized tax benefits were $138.2 million, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

benefits was $11.7 million as of December 31, 2007. The amount of unrecognized tax benefits changed during the second quarter of 2008 due to the settlement of state income tax refund claims with certain states for tax years 1996 through 1999 and the settlement with the IRS for tax years 2000 through 2003, as discussed above. Total remaining gross unrecognized tax benefits were $77.2 million as of June 30, 2008, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits at June 30, 2008 was $12.9 million.

A reconciliation of the change in our unrecognized tax benefits from December 31, 2007 to June 30, 2008 is as follows (in millions):

	Gross Unrecognized Income Tax Benefits	Accrued Interest and Penalties
Balance at December 31, 2007	$ 138.2	$ 11.7
Gross amount of increases in unrecognized tax benefits related to
prior periods	0.1	0.3
Gross amount of decreases in unrecognized tax benefits related to
prior periods	(2.6)	–
Balance at March 31, 2008	135.7	12.0
Gross amount of increases in unrecognized tax benefits related to
prior periods	0.2	0.9
Gross amount of decreases in unrecognized tax benefits related to
prior periods	(11.1)	–
Decreases in unrecognized tax benefits relating to settlements with
taxing authorities	(47.6)	–
Balance at June 30, 2008	$ 77.2	$ 12.9

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the three and six months ended June 30, 2008, we recorded $3.9 million and $2.9 million, respectively, of interest expense as part of our income tax provision. For the three and six months ended June 30, 2007, we recorded $0.8 million and $1.7 million, respectively, of interest income as part of our income tax provision. Total accrued interest income was $16.6 million and $19.5 million as of June 30, 2008 and December 31, 2007, respectively.

HealthSouth and its subsidiaries’ federal and state income tax returns are periodically examined by various regulatory taxing authorities. In connection with such examinations, we settled our federal income tax liabilities with the IRS for all tax years through 1999, including receipt of the applicable cash refund for tax years 1996 through 1999 in 2007. As discussed above, the IRS completed its audit of the tax years 2000 through 2003 with the issuance of a Revenue Agent’s Report, with which HealthSouth agreed, in July 2008. However, no assurances can be given as to whether or when the applicable cash refund resulting from this settlement will be received.

For the tax years that remain open under the applicable statutes of limitations, amounts related to these unrecognized tax benefits have been considered by management in its estimate of our potential net recovery of prior income taxes. However, at this time, we cannot estimate a range of the reasonably possible change that may occur.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

10.	Earnings per Common Share:

The calculation of earnings per common share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted earnings per common share recognizes the effect of all dilutive potential common shares that were outstanding during the respective periods, unless their impact would be antidilutive. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Income (loss) from continuing operations	$ 47.2	$ 4.7	$ 51.1	$ (24.2)
Less: Convertible perpetual preferred stock
dividends	(6.5)	(6.5)	(13.0)	(13.0)
Income (loss) from continuing operations available
to common shareholders	40.7	(1.8)	38.1	(37.2)
(Loss) income from discontinued operations, net of tax	(3.1)	463.6	12.8	435.8
Net income available to common shareholders	$ 37.6	$ 461.8	$ 50.9	$ 398.6

Denominator:
Basic weighted average common shares outstanding	79.5	78.7	79.2	78.8
Diluted weighted average common shares outstanding	93.0	92.1	92.6	92.1

Basic and diluted earnings per common share:
Income (loss) from continuing operations available
to common shareholders	$ 0.51	$ (0.02)	$ 0.48	$ (0.47)
(Loss) income from discontinued operations, net of tax	(0.04)	5.89	0.16	5.53
Net income available to common shareholders	$ 0.47	$ 5.87	$ 0.64	$ 5.06

Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options, restricted stock awards, restricted stock units, and convertible perpetual preferred stock. For the three months ended June 30, 2008 and 2007, the number of potential shares approximated 13.5 million and 13.4 million, respectively. For the six months ended June 30, 2008 and 2007, the number of potential shares approximated 13.4 million and 13.3 million, respectively. For the three and six months ended June 30, 2008 and 2007, approximately 13.1 million of the potential shares related to our Convertible perpetual preferred stock. For the three and six months ended June 30, 2008, adding back the dividends for the convertible perpetual preferred stock to our Income from continuing operations available to common shareholders causes a per share increase when calculating diluted earnings per common share resulting in an antidilutive per share amount. Therefore, basic and diluted earnings per common share are the same for the three and six months ended June 30, 2008. For the three and six months ended June 30, 2007, including these potential common shares in the denominator resulted in an antidilutive per share amount due to our Loss from continuing operations available to common shareholders. Therefore, under the guidance in FASB Statement No. 128, Earnings per Share, basic and diluted earnings per common share amounts are the same for the three and six months ended June 30, 2007.

Options to purchase approximately 2.5 million and 3.7 million shares of common stock were outstanding during the three months ended June 30, 2008 and 2007, respectively, and options to purchase approximately 2.5 million and 3.2 million shares of common stock were outstanding during the six months ended June 30, 2008 and 2007, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.

In January 2004, we repaid our then-outstanding 3.25% Convertible Debentures using the net proceeds of a loan arranged by Credit Suisse First Boston. In connection with this transaction, we issued warrants to the lender to purchase two million shares of our common stock. Each warrant has a term of ten years from the date of issuance

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

In September 2006, we agreed to issue approximately 5.0 million shares of common stock and warrants to purchase approximately 8.2 million shares of common stock to settle our class action securities litigation. This agreement received final court approval on January 11, 2007. As of June 30, 2008, these shares of common stock and warrants have not been issued and are not included in our basic or diluted common shares outstanding. For additional information, see Note 11, Settlements.

Due to the equity offering described in Note 6, Shareholders’ Deficit, that was completed on June 27, 2008, our basic and diluted weighted average common shares outstanding will increase going forward.

11.	Settlements:

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

On January 8, 2004, the plaintiffs in the Consolidated Securities Action filed a consolidated class action complaint. The complaint named us as a defendant, as well as more than 30 of our current and former employees, officers and directors, the underwriters of our debt securities, and our former auditor. The complaint alleged, among other things, (1) that we misrepresented or failed to disclose certain material facts concerning our business and financial condition and the impact of the Balanced Budget Act of 1997 on our operations in order to artificially inflate the price of our common stock, (2) that from January 14, 2002 through August 27, 2002, we misrepresented or failed to disclose certain material facts concerning our business and financial condition and the impact of the changes in Medicare reimbursement for outpatient therapy services on our operations in order to artificially inflate the price of our common stock, and that some of the individual defendants sold shares of such stock during the purported class period, and (3) that Richard M. Scrushy, our former chairman and chief executive officer, instructed certain former senior officers and accounting personnel to materially inflate our earnings to match Wall Street analysts’ expectations, and that senior officers of HealthSouth and other members of a self-described “family” held meetings to discuss the means by which our earnings could be inflated and that some of the individual defendants sold shares of our common stock during the purported class period. The consolidated class action complaint asserted

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, and claims under Sections 10(b), 14(a), 20(a) and 20A of the Securities Exchange Act of 1934.

On February 22, 2006, we announced we had reached a preliminary agreement in principle with the lead plaintiffs in the Stockholder Securities Action, the Bondholder Securities Action, and the derivative litigation (as discussed in Note 12, Contingencies, “Derivative Litigation”), as well as with our insurance carriers, to settle claims filed in those actions against us and many of our former directors and officers. On September 26, 2006, the plaintiffs in the Stockholder Securities Action and the Bondholder Securities Action, HealthSouth, and certain individual former HealthSouth employees and board members entered into and filed a stipulation of partial settlement of this litigation. We also entered into definitive agreements with the lead plaintiffs in these actions and the derivative actions, as well as certain of our insurance carriers, to settle the litigation. These settlement agreements memorialized the terms contained in the preliminary agreement in principle entered into in February 2006. On September 28, 2006, the United States District Court entered an order preliminarily approving the stipulation and settlement. Following a period to allow class members to opt out of the settlement and for objections to the settlement to be lodged, the Court held a hearing on January 8, 2007 and determined the proposed settlement was fair, reasonable and adequate to the class members and that it should receive final approval. An order approving the settlement was entered on January 11, 2007. Individual class members representing approximately 205,000 shares of common stock and one bondholder with a face value of $1.5 million elected to be excluded from the settlement. The order approving the settlement bars claims by the non-settling defendants arising out of or relating to the Stockholder Securities Action, the Bondholder Securities Action, and the derivative litigation but does not prevent other security holders excluded from the settlement from asserting claims directly against the Company.

Under the settlement agreements, federal securities and fraud claims brought in the Consolidated Securities Action against us and certain of our former directors and officers were settled in exchange for aggregate consideration of $445 million, consisting of HealthSouth common stock and warrants valued at $215 million and cash payments by HealthSouth’s insurance carriers of $230 million. In addition, the settlement agreements provided that the plaintiffs in the Stockholder Securities Action and the Bondholder Securities Action will receive 25% of any net recoveries from future judgments obtained by us or on our behalf with respect to certain claims against Mr. Scrushy (excluding the $48 million judgment against Mr. Scrushy on January 3, 2006, as discussed in Note 12, Contingencies, “Derivative Litigation,”), Ernst & Young LLP, our former auditor, and UBS Securities, LLC (“UBS”), our former primary investment bank, each of which remains a defendant in the derivative actions as well as the Consolidated Securities Action. The settlement agreements were subject to the satisfaction of a number of conditions, including final approval of the United States District Court and the approval of bar orders in the Consolidated Securities Action and the derivative litigation by the United States District Court and the Alabama Circuit Court that would, among other things, preclude certain claims by the non-settling co-defendants against HealthSouth and the insurance carriers relating to matters covered by the settlement agreements. As more fully described in Note 12, Contingencies, that approval was obtained on January 11, 2007. The settlement agreements also required HealthSouth to indemnify the settling insurance carriers, to the extent permitted by law, for any amounts they are legally obligated to pay to any non-settling defendants. As of June 30, 2008, we have not recorded a liability regarding these indemnifications, as we do not believe it is probable we will have to perform under the indemnification portion of these settlement agreements and any amount we would be required to pay is not estimable at this time.

The fund of common stock, warrants, and cash created by settlement of the Consolidated Securities Action (the “Settlement Fund”) and the fund created by our payments under the SEC Settlement (the “Disgorgement Fund”) (see Note 20, Settlements, to the consolidated financial statements accompanying our 2007 Form 10-K) were the subject of a joint order entered in the United States District Court for the Northern District of Alabama on October 3, 2007. The order approved the form and manner of notice, to be provided to potential claimants of the Settlement Fund and the Disgorgement Fund, regarding the proposed plan of allocation in the Consolidated Securities Action and the distribution plan under the SEC Settlement. Pursuant to the order, eligible claimants could have filed objections to the plan of allocation in the Consolidated Securities Action or the distribution plan under the SEC Settlement on or before December 15, 2007. On February 7, 2008, the court held a joint fairness hearing approving the plan of allocation. The distribution agent has begun the process of analyzing and organizing the claims for distribution.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Despite approval of the securities class action settlement, there are class members who have elected to opt out of the securities class action settlement and pursue claims individually. In addition, AIG Global Investment Corporation (“AIG”), which failed to opt out of the class settlement on a timely basis, has requested that the court allow it to opt out despite missing the district court’s deadline. In the court’s Partial Final Judgment and Order of Dismissal with Prejudice dated January 11, 2007, the court found that allowing AIG to opt out after the deadline would result in serious prejudice to us and denied AIG’s request for an expansion of time to opt out. On January 26, 2007, AIG moved for reconsideration of the court’s decision on this issue. On March 22, 2007, the district court denied AIG’s motion for reconsideration. On April 17, 2007, AIG filed a notice of appeal with the Eleventh Circuit Court of Appeals. The appeal has been consolidated with the appeal by Mr. Scrushy of one provision in the bar order in the Securities Litigation Settlement, and has been fully briefed. On March 12, 2008, AIG appealed the plan of allocation for settlement proceeds, and on March 24, 2008 that appeal was consolidated with AIG’s appeal of April 17, 2007. On April 18, 2008, AIG dismissed its appeal challenging the plan of allocation. The Eleventh Circuit Court of Appeals has reset the date for oral argument on the Scrushy appeal and the initial AIG appeal for the week of December 1, 2008. If the appellate court were to reverse the district court’s denial of AIG’s motion for reconsideration and allow AIG to opt out despite missing the deadline, AIG would likely bring individual claims alleging substantial damages relating to the purchase by AIG and its affiliates of HealthSouth bonds. If AIG is not successful with an appeal of that denial, AIG’s individual claims would be precluded by the securities class action settlement.

We recorded a charge of $215.0 million as Government, class action, and related settlements in our 2005 consolidated statement of operations. During each quarter subsequent to the initial recording of this liability, we reduced or increased our liability for this settlement based on the value of our common stock and the associated common stock warrants underlying the settlement. During the three months ended June 30, 2008 and 2007, we reduced our liability for this settlement by $10.7 million and $31.5 million, respectively, based on the value of our common stock and the associated common stock warrants at each quarter end. During the six months ended June 30, 2008 and 2007, we reduced our liability for this settlement by $43.3 million and $49.0 million, respectively, based on the value of our common stock and the associated common stock warrants at each quarter end during the period. The corresponding liability of $116.5 million and $159.8 million as of June 30, 2008 and December 31, 2007, respectively, is included in Government, class action, and related settlements in our condensed consolidated balance sheets. The charge for this settlement will continue to be revised in future periods to reflect additional changes in the fair value of the common stock and warrants until they are issued. Distribution of the underlying common stock and warrants to purchase shares of common stock cannot occur until the order described above becomes a final, non-appealable order. At this time, and as noted above, an appeal is outstanding with the Eleventh Circuit Court of Appeals.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

12.	Contingencies:

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

Securities Litigation—

See Note 11, Settlements, of these condensed consolidated financial statements and Note 20, Settlements, “Securities Litigation Settlement,” to the consolidated financial statements accompanying our 2007 Form 10-K for a discussion of the settlement entered into with the lead plaintiffs in certain securities actions.

On November 24, 2004, an individual securities fraud action captioned Burke v. HealthSouth Corp., et al., 04-B-2451 (OES), was filed in the United States District Court of Colorado against us, some of our former directors and officers, and our former auditor. The complaint makes allegations similar to those in the Consolidated Securities Action, as defined in Note 11, Settlements, “Securities Litigation Settlement,” and asserts claims under the federal securities laws and Colorado state law based on the plaintiff’s alleged receipt of unexercised options and the plaintiff’s open-market purchases of our stock. By order dated May 3, 2005, the action was transferred to the United States District Court for the Northern District of Alabama, where it remains pending. The plaintiff in this case has not opted out of the Consolidated Securities Action settlement discussed in Note 11, Settlements, “Securities Litigation Settlement.” Although the deadline for opting out in the Consolidated Securities Action has passed, if the Burke action resumes, we will continue to vigorously defend ourselves in this case. However, based on the stage of litigation, and review of the current facts and circumstances, we are unable to determine an amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case should litigation continue or whether any resultant liability would have a material adverse effect on our financial position, results of operations, or cash flows.

Derivative Litigation—

Between 1998 and 2004, a number of lawsuits purporting to be derivative actions (i.e., lawsuits filed by shareholder plaintiffs on our behalf) were filed in several jurisdictions, including the Circuit Court for Jefferson County, Alabama, the Delaware Court of Chancery, and the United States District Court for the Northern District of Alabama. All derivative complaints filed in the Circuit Court of Jefferson County, Alabama since 2002 have been consolidated and stayed in favor of the first-filed action captioned Tucker v. Scrushy, CV-02-5212, filed August 28, 2002. The Tucker complaint names as defendants a number of former HealthSouth officers and directors. Tucker also asserts claims on our behalf against Ernst & Young, UBS, as well as against MedCenterDirect.com (“MCD”), Capstone Capital Corp., and G.G. Enterprises. The Tucker complaint originally named UBS Group and UBS Investment Bank as defendants. As a result of the UBS defendants’ representation that UBS is the proper defendant for all claims asserted in the complaint, UBS is presently the named defendant in Tucker.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

Additionally, we entered into an agreement with the plaintiffs’ attorneys in the Tucker litigation under which we agreed to pay them a fee of $17.5 million for obtaining this judgment. This fee was included in Professional fees—accounting, tax, and legal in our 2006 consolidated statement of operations. We paid approximately $11.6 million of this fee to the plaintiffs’ attorneys in December 2006, with the remainder paid in February 2007.

On September 26, 2006, certain parties to the Tucker litigation entered into and filed a stipulation of settlement. The substantive terms of the settlement are consistent with the preliminary agreement reached in February 2006. Of the $445 million to be paid in accordance with the settlement of the Consolidated Securities Action, $100 million is being credited to the plaintiffs in the Tucker litigation. On September 27, 2006, the Alabama Circuit Court entered an order preliminarily approving the stipulation and settlement. The Court held a hearing on January 9, 2007 to determine the fairness, reasonableness, and adequacy of the settlement, whether the settlement should be finally approved by the Court, and to hear and determine any objections to the settlement. The settlement was approved, and an order granting such approval was entered on January 11, 2007. All objections to the settlement were withdrawn, and no individual class members opted out of the settlement. Additionally, we reached an agreement with the plaintiffs’ attorneys in the Tucker litigation under which we have agreed to pay them a fee of $15 million in connection with the settlement of the Consolidated Securities Action (which is in addition to the $17.5 million fee discussed above). This fee was included in Professional fees—accounting, tax, and legal in our 2006 consolidated statement of operations. This fee was paid in June 2007.

The Tucker derivative claims against Mr. Scrushy, UBS, Ernst & Young, and other defendants listed above remain pending and have moved through fact discovery on an expedited schedule that has been coordinated with the federal securities claims by former stockholders and bondholders of the Company against Mr. Scrushy, UBS, and Ernst & Young.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

We are vigorously pursuing our claims against Ernst & Young and defending the claims against us. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case. Fact discovery relating to the claims has concluded on an expedited schedule coordinated with parallel federal securities laws claims by former stockholders and bondholders of HealthSouth against Ernst & Young and with parallel state law claims pending in the Circuit Court of Jefferson County against UBS.

Litigation Against and by UBS—

In March 2003, claims on behalf of HealthSouth were brought in the Tucker derivative litigation against various UBS entities, alleging that from at least 1998 through 2002, when those entities served as our investment bankers, they breached their duties of care, suppressed information, and aided and abetted in the ongoing fraud. As a result of the UBS defendants’ representation that UBS is the proper defendant for all claims asserted in the complaint, UBS is presently the named defendant in Tucker. The claims allege that while the UBS entities were fiduciaries of HealthSouth, they became part of a conspiracy to artificially inflate the market price of HealthSouth stock. The complaint seeks compensatory and punitive damages, disgorgement of fees received from us by UBS entities, and attorneys’ fees and costs. On August 3, 2005, UBS filed counterclaims against us. Those claims include fraud, misrepresentation, negligence, breach of contract, and indemnity against us for allegedly providing UBS with materially false information concerning our financial condition to induce UBS to provide investment banking services. UBS’s counterclaims seek compensatory and punitive damages and a judgment declaring that HealthSouth is liable for any losses, costs, or fees incurred by UBS in connection with its defense of actions relating to the services UBS provided to us. In August 2006, HealthSouth and Tucker agreed to jointly prosecute the claims against UBS in state court.

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

Additionally, on September 6, 2007, UBS AG, Stamford Branch (“UBS AG”) filed an action against us in the Supreme Court of the State of New York, captioned UBS AG, Stamford Branch v. HealthSouth Corporation, Index No. 602993/07, based on the terms of a credit agreement with MCD (the “New York action”). Prior to ceasing operations in 2003, MCD provided certain services to us relating to the purchase of equipment and supplies. We also previously owned 20.2% of MCD’s equity securities. During 2003, UBS AG called its loan to MCD. In the New York action, UBS AG alleged HealthSouth was the guarantor of the loan and sought recovery of the $20 million principal of its loan to MCD and approximately $8.7 million in interest. However, UBS filed an Answer and Counterclaim in the Tucker derivative litigation admitting that it funded the $20 million loan to MCD. On October 1, 2007, HealthSouth removed UBS AG’s case from New York state court to federal court in the Southern District of New York, which assigned it Case No. 07 cv 8490. On December 17, 2007, UBS AG moved for summary judgment on its claim under the guarantee provisions of the credit agreement with MCD. On January 18, 2008, HealthSouth filed its opposition to UBS AG’s motion for summary judgment, and filed a cross-motion requesting the action be dismissed or stayed in deference to the Tucker derivative litigation, which alleged, among other claims, the loan by UBS AG to MCD was part of a scheme between former disloyal officers at the Company, including Mr. Scrushy, and UBS AG to siphon money from the Company.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

On November 16, 2007, after HealthSouth removed UBS AG’s action from New York state court to New York federal court, UBS filed an Amended Answer in the Tucker derivative litigation in Alabama seeking to change its earlier representation in that litigation that it, UBS, made the loan to MCD. Instead, UBS asserted in its Amended Answer that UBS AG made the loan to MCD. The Alabama court struck UBS’s Amended Answer in the Tucker derivative litigation and gave UBS 30 days to amend its counterclaim to assert a breach of the MCD loan agreement in that litigation, or, alternatively, granted UBS AG permission to intervene in the Tucker derivative litigation within 30 days of the order to assert claims for breach of the MCD credit agreement. On March 24, 2008, UBS petitioned the Alabama Supreme Court for writs of mandamus and prohibition to set aside the Alabama court’s February 19, 2008 order, as amended on March 7, 2008. On April 23, 2008, the Alabama Supreme Court denied the petition for writs of mandamus. On April 7, 2008, pursuant to the February 19, 2008 order, as amended on March 7, 2008, UBS amended its counterclaim in the Tucker derivative litigation so as to add claims against HealthSouth for breach of the MCD credit agreement.

In the New York action, the court issued an order on June 6, 2008 granting UBS AG’s motion for summary judgment and denying HealthSouth’s motion to dismiss or stay. Following the entry of an initial judgment in the incorrect amount, the court entered an amended judgment on June 16, 2008 in the amount of approximately $30.3 million in favor of UBS AG and against HealthSouth. HealthSouth moved the court to waive the requirement of a bond for security pending appeal, but in an order issued June 17, 2008, the court refused. On June 30, 2008, however, upon agreement of the parties, the court authorized HealthSouth to issue a letter of credit in the amount of $33.6 million (i.e., 111% of the amended judgment) in lieu of a bond. The letter of credit will operate (as would a bond) to stay the enforcement of the judgment during the pendency of HealthSouth’s appeal. HealthSouth filed its notice of appeal to the U.S. Court of Appeals for the Second Circuit on July 7, 2008. That court has issued a preliminary scheduling order, which establishes a briefing schedule and clarifies that oral argument will occur no later than the week of December 1, 2008.

We are vigorously pursuing our claims against UBS and defending the claims against us. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case. Fact discovery relating to the claims has concluded on an expedited schedule coordinated with parallel federal securities laws claims by former stockholders and bondholders of the Company against UBS and with parallel state law claims pending in arbitration against Ernst & Young. The parties will now complete expert discovery in advance of the January 26, 2009 trial date.

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

On October 17, 2006, the arbitrator issued a final award of approximately $17.0 million to Mr. Scrushy and further ruled that Mr. Scrushy was entitled to payment by HealthSouth of approximately $4.0 million in pre-judgment interest and attorneys’ fees and expenses incurred by Scrushy in connection with the arbitration proceeding. On August 31, 2006, HealthSouth and the Tucker plaintiffs filed a joint motion in the Tucker case to offset the entire award to Mr. Scrushy in the arbitration, including fees and interest, against the approximately $48 million judgment against Mr. Scrushy in Tucker for repayment of his bonuses. Mr. Scrushy opposed that effort, and

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

on October 17, 2006 filed a lawsuit captioned Scrushy v. HealthSouth Corporation, CA No. 2483-N, in the Delaware Court of Chancery for New Castle County seeking confirmation of the arbitration award in that court. A settlement was reached with Mr. Scrushy by which he agreed to an offset of the arbitrator’s award in the amount of $21.5 million, which amount is included in the amount collected from Mr. Scrushy on the Tucker judgment. We accrued an estimate of these legal fees as part of Professional fees—accounting, tax, and legal in our December 31, 2005 and 2004 consolidated statements of operations. While the arbitrator’s ruling provided that we may have an obligation to indemnify Mr. Scrushy for certain costs associated with ongoing litigation, the court’s order approving the settlement of the securities litigation prohibits Mr. Scrushy from seeking indemnity or contribution in the securities class action. This order has been appealed by Mr. Scrushy. As of June 30, 2008 and December 31, 2007, an estimate of these legal fees is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

The case has now entered the discovery stage. On August 17, 2007, the court entered an order authorizing HealthSouth to seek discovery from General Medicine regarding the facts and circumstances surrounding the Consent Judgment and the basis of the underlying breach of contract claim in the Michigan Action. On April 15, 2008, the court entered an order directing General Medicine to respond to HealthSouth’s discovery requests concerning the factual basis of General Medicine’s underlying claim against Horizon/CMS. In its order of April 15, 2008 (the “Discovery Order”), the court confirmed that HealthSouth is entitled to “fairly broad discovery” concerning General Medicine’s underlying claim against Horizon/CMS that served as the basis for the Consent Judgment. On June 30, 2008, General Medicine filed a Petition for Writ of Mandamus with the Alabama Supreme Court seeking a reversal of the Discovery Order. On July 3, 2008, we filed a motion requesting the Alabama Supreme Court to summarily deny General Medicine’s Petition for Writ of Mandamus. The Alabama Supreme Court issued an order denying General Medicine’s Petition for Writ of Mandamus on July 21, 2008.

General Medicine also filed a Motion for Partial Summary Judgment on April 11, 2008 seeking a determination that HealthSouth did not pay consideration for the assets that Horizon/CMS transferred to HealthSouth while it was a subsidiary of HealthSouth. The court denied General Medicine’s motion on June 13, 2008.

We intend to vigorously defend ourselves against General Medicine’s claim and to vigorously prosecute our counterclaims against General Medicine. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this case.

Other Litigation—

We have been named as a defendant in two lawsuits brought by individuals in the Circuit Court of Jefferson County, Alabama, Nichols v. HealthSouth Corp., CV-03-2023, filed March 28, 2003, and Hilsman v. Ernst & Young, HealthSouth Corp., et al., CV-03-7790, filed December 12, 2003. The plaintiffs alleged that we, some of our former officers, and our former auditor engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs sought compensatory and punitive damages. On March 24, 2003, a lawsuit captioned Warren v. HealthSouth Corp., et al., CV-03-5967, was filed in the Circuit Court of Montgomery County, Alabama. The lawsuit, which claimed damages for the defendants’ alleged negligence, wantonness, fraud, and breach of fiduciary duty, was transferred to the Circuit Court of Jefferson County, Alabama. Each of these three lawsuits described in this paragraph was consolidated with the Tucker case for discovery and other pretrial purposes. The plaintiffs in these cases are subject to the Consolidated Securities Action settlement discussed in Note 11, Settlements, “Securities Litigation Settlement,” and thereby foreclosed from pursuing these state court actions based on purchases made during the class period unless they opted out of that settlement. The plaintiffs in Warren v. HealthSouth Corp., et al. did not opt out of the settlement. The plaintiffs in Hilsman v. Ernst & Young, et al. attempted to opt out of the settlement, but their election was deemed invalid by the agent. At present, it is unclear whether the plaintiffs in the Hilsman action will challenge this determination. The Nichols lawsuit asserts claims on behalf of a number of plaintiffs, all but three of whom opted out of the settlement. John Kapoor, who claimed to have purchased over 900,000 shares of stock, attempted to opt-out, but his attempt was deemed invalid by the court. It is unclear whether Mr. Kapoor will challenge this determination. The remaining Nichols plaintiffs that opted out of the settlement claimed losses of approximately $5.4 million. The Nichols case remains stayed in Circuit Court. We intend to vigorously defend ourselves in these cases. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of these cases.

On June 2, 2006, we were named as a defendant in a lawsuit captioned Brockovich v. HealthSouth Corporation, et al., Case No. SACV06-546-DOC(MLGx), filed under the Medicare Secondary Payor statute, 42 U.S.C. § 1395y(b), in the United States District Court for the Central District of California, Southern Division, against HealthSouth, HealthSouth Hospital Corporation, HCS, and certain insurance companies. The complaint

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

alleged that HealthSouth charged Medicare to treat illnesses that it caused, at least in part, by medical error or neglect and seeks recovery of unspecified damages. On October 24, 2006, the federal court granted HealthSouth’s motion to dismiss. On November 16, 2006, the plaintiff filed her notice of appeal to the Ninth Circuit Court of Appeals, but on March 18, 2008, the plaintiff withdrew the appeal. The Ninth Circuit entered an order granting the voluntary dismissal of the consolidated appeals on June 10, 2008.

Other Matters—

It is our obligation as a participant in Medicare and other federal health care programs to routinely conduct audits and reviews of the accuracy of our billing systems and other regulatory compliance matters. As a result of these reviews, we have made, and will continue to make, disclosures to the United States Department of Health and Human Services Office of Inspector General (“HHS-OIG”) relating to amounts we suspect represent over-payments from these programs, whether due to inaccurate billing or otherwise. Some of these disclosures have resulted in, or may result in, the Company refunding amounts to Medicare or other federal health care programs. On December 14, 2007, we agreed to a final settlement of certain self-disclosures which we made to the HHS-OIG in 2004 and 2005 regarding our relationship with certain physicians. Under the terms of the settlement, we paid, in two installments, a total of $14.2 million to the United States. We recorded $5.0 million of the settlement amount in March 2007, $3.0 million in June 2007, and $6.2 million in September 2007, with each charge included in Government, class action, and related settlements in our condensed consolidated statement of operations and comprehensive income for the applicable periods. As of December 31, 2007, we owed approximately $7.1 million under this settlement. This amount is included in Government, class action, and related settlements in our condensed consolidated balance sheet as of December 31, 2007. This amount was paid in March 2008.

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

In addition, the reconstruction of our historical financial records resulted in the restatement of not only our 2001 and 2000 consolidated financial statements, but also the financial statements of certain of our subsidiary partnerships, including partnerships of our divested surgery centers division. During the second quarter of 2008, we completed settlement negotiations with outside partners in the majority of our inpatient rehabilitation hospital partnerships. However, negotiations continue with certain of our former subsidiary partnerships, primarily within our surgery centers division. We have and may continue to incur additional charges to reduce the economic impact to our former partners.

We also face certain financial risks and challenges relating to our divestiture transactions following their closing. These include indemnification obligations, disputes with former partners (as discussed above), and certain contract termination or repurchase rights that may have been triggered by the divestitures, which in the aggregate could have a material adverse effect on our financial position, results of operations, and cash flows. In addition, we continue to seek regulatory approval for the transition of one surgery center included in the divestiture transactions from the applicable agency.

13.	Condensed Consolidating Financial Information:

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

	As of June 30, 2008
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$ 39.2	$ 16.9	$ 11.1	$ –	$ 67.2
Restricted cash	2.5	–	44.1	–	46.6
Restricted marketable securities	–	–	29.2	–	29.2
Accounts receivable, net	12.4	162.2	66.3	–	240.9
Insurance recoveries receivable	230.0	–	–	–	230.0
Other current assets	52.7	61.3	64.2	(121.6)	56.6
Current assets held for sale	2.0	18.6	2.3	(15.0)	7.9
Total current assets	338.8	259.0	217.2	(136.6)	678.4
Property and equipment, net	31.2	480.9	169.4	–	681.5
Goodwill	–	242.0	164.1	–	406.1
Intangible assets, net	3.2	13.8	6.6	–	23.6
Investment in and advances to
nonconsolidated affiliates	3.2	28.9	9.6	–	41.7
Assets held for sale	1.2	1.1	18.5	–	20.8
Income tax refund receivable	43.2	–	–	–	43.2
Other long-term assets	56.0	204.5	57.4	(248.1)	69.8
Intercompany receivable	1,100.8	–	–	(1,100.8)	–
Total assets	$ 1,577.6	$ 1,230.2	$ 642.8	$ (1,485.5)	$ 1,965.1
Liabilities and Shareholders’
(Deficit) Equity
Current liabilities:
Current portion of long-term debt	$ 43.1	$ 11.7	$ 1.9	$ –	$ 56.7
Accounts payable	13.1	24.7	9.9	–	47.7
Accrued expenses and other
current liabilities	247.6	62.8	62.3	(30.2)	342.5
Government, class action, and
related settlements	353.3	–	–	–	353.3
Current liabilities held for sale	30.9	2.8	20.9	(15.0)	39.6
Total current liabilities	688.0	102.0	95.0	(45.2)	839.8
Long-term debt, net of current portion	1,748.7	80.1	29.6	(31.0)	1,827.4
Liabilities held for sale	1.3	0.2	2.3	–	3.8
Other long-term liabilities	99.7	7.6	72.5	(13.5)	166.3
Intercompany payable	–	997.4	1,357.6	(2,355.0)	–
	2,537.7	1,187.3	1,557.0	(2,444.7)	2,837.3
Commitments and contingencies
Minority interest in equity of
consolidated affiliates	–	–	87.9	–	87.9
Convertible perpetual preferred stock	387.4	–	–	–	387.4
Shareholders’ (deficit) equity	(1,347.5)	42.9	(1,002.1)	959.2	(1,347.5)
Total liabilities and
shareholders’ (deficit)
equity	$ 1,577.6	$ 1,230.2	$ 642.8	$ (1,485.5)	$ 1,965.1

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

	As of December 31, 2007
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$ 2.0	$ 14.0	$ 9.1	$ (5.3)	$ 19.8
Restricted cash	2.5	–	61.1	–	63.6
Restricted marketable securities	–	–	28.9	–	28.9
Accounts receivable, net	13.1	144.9	62.2	–	220.2
Insurance recoveries receivable	230.0	–	–	–	230.0
Other current assets	63.7	61.0	50.0	(116.0)	58.7
Current assets held for sale	9.4	19.9	1.0	(14.1)	16.2
Total current assets	320.7	239.8	212.3	(135.4)	637.4
Property and equipment, net	87.6	483.4	173.4	–	744.4
Goodwill	–	242.0	164.1	–	406.1
Intangible assets, net	3.1	14.9	8.1	–	26.1
Investment in and advances to
nonconsolidated affiliates	3.2	29.5	10.0	–	42.7
Assets held for sale	0.9	2.2	61.4	(1.3)	63.2
Income tax refund receivable	52.5	–	–	–	52.5
Other long-term assets	73.1	205.2	57.2	(257.3)	78.2
Intercompany receivable	1,139.8	–	–	(1,139.8)	–
Total assets	$ 1,680.9	$ 1,217.0	$ 686.5	$ (1,533.8)	$ 2,050.6
Liabilities and Shareholders’
(Deficit) Equity
Current liabilities:
Current portion of long-term debt	$ 55.5	$ 10.9	$ 1.9	$ –	$ 68.3
Accounts payable	20.9	19.6	8.6	–	49.1
Accrued expenses and other
current liabilities	285.3	59.6	55.7	(35.1)	365.5
Government, class action, and
related settlements	400.7	–	–	–	400.7
Current liabilities held for sale	69.8	2.9	28.3	(14.1)	86.9
Total current liabilities	832.2	93.0	94.5	(49.2)	970.5
Long-term debt, net of current portion	1,907.0	76.9	30.5	(40.0)	1,974.4
Liabilities held for sale	0.4	1.2	2.6	–	4.2
Other long-term liabilities	108.4	7.5	63.9	(8.4)	171.4
Intercompany payable	–	981.1	1,253.6	(2,234.7)	–
	2,848.0	1,159.7	1,445.1	(2,332.3)	3,120.5
Commitments and contingencies
Minority interest in equity of
consolidated affiliates	–	–	97.2	–	97.2
Convertible perpetual preferred stock	387.4	–	–	–	387.4
Shareholders’ (deficit) equity	(1,554.5)	57.3	(855.8)	798.5	(1,554.5)
Total liabilities and
shareholders’ (deficit)
equity	$ 1,680.9	$ 1,217.0	$ 686.5	$ (1,533.8)	$ 2,050.6

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

	Three Months Ended June 30, 2008
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$ 20.1	$ 312.5	$ 133.3	$ (4.5)	$ 461.4
Operating expenses:
Salaries and benefits	14.0	158.1	65.6	(1.0)	236.7
Other operating expenses	6.2	41.7	16.4	0.8	65.1
General and administrative
expenses	25.2	–	–	–	25.2
Supplies	1.9	18.8	7.3	–	28.0
Depreciation and amortization	2.9	11.3	4.1	–	18.3
Impairment of long-lived assets	–	0.6	–	–	0.6
Occupancy costs	3.5	8.5	4.9	(4.4)	12.5
Provision for doubtful accounts	0.7	4.7	1.3	–	6.7
Loss (gain) on disposal of assets	–	1.1	(0.3)	–	0.8
Government, class action, and
related settlements	(8.6)	–	–	–	(8.6)
Professional fees—accounting,
tax, and legal	5.3	–	–	–	5.3
Total operating expenses	51.1	244.8	99.3	(4.6)	390.6
Loss on early extinguishment of debt	3.4	–	–	–	3.4
Interest expense and amortization of
debt discounts and fees	40.6	2.2	1.2	(0.5)	43.5
Other income	(0.1)	(0.1)	(1.3)	0.5	(1.0)
Gain on interest rate swap	(28.5)	–	–	–	(28.5)
Equity in net income of
nonconsolidated affiliates	(0.7)	(1.9)	(0.1)	–	(2.7)
Equity in net income of consolidated
affiliates	(37.8)	(3.0)	(0.2)	41.0	–
Minority interests in earnings of
consolidated affiliates	–	–	8.2	–	8.2
Management fees	(20.7)	15.6	5.1	–	–
Income from continuing
operations before income tax
(benefit) expense	12.8	54.9	21.1	(40.9)	47.9
Provision for income tax (benefit)
expense	(33.7)	26.2	8.2	–	0.7
Income from continuing
operations	46.5	28.7	12.9	(40.9)	47.2
(Loss) income from discontinued
operations, net of income tax benefit	(2.4)	(0.8)	0.1	–	(3.1)
Net income	$ 44.1	$ 27.9	$ 13.0	$ (40.9)	$ 44.1

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

	Three Months Ended June 30, 2007
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$ 22.7	$ 292.7	$ 130.5	$ (7.2)	$ 438.7
Operating expenses:
Salaries and benefits	14.0	143.5	61.4	(1.7)	217.2
Other operating expenses	2.2	38.4	21.5	(3.5)	58.6
General and administrative
expenses	32.9	–	–	–	32.9
Supplies	1.8	17.1	6.5	–	25.4
Depreciation and amortization	5.5	10.3	4.2	–	20.0
Impairment of long-lived assets	14.6	0.1	–	–	14.7
Occupancy costs	0.7	9.1	4.8	(1.8)	12.8
Provision for doubtful accounts	1.8	4.6	2.7	1.5	10.6
Loss (gain) on disposal of assets	0.4	2.4	(1.1)	–	1.7
Government, class action, and
related settlements	(25.7)	–	–	–	(25.7)
Professional fees—accounting,
tax, and legal	13.2	0.1	–	–	13.3
Total operating expenses	61.4	225.6	100.0	(5.5)	381.5
Loss on early extinguishment of debt	17.7	–	–	–	17.7
Interest expense and amortization of
debt discounts and fees	57.3	2.1	1.0	(1.2)	59.2
Other income	(0.2)	(0.1)	(1.4)	1.2	(0.5)
Gain on interest rate swap	(19.0)	–	–	–	(19.0)
Equity in net income of
nonconsolidated affiliates	(0.6)	(1.7)	(0.1)	–	(2.4)
Equity in net income of consolidated
affiliates—
Gain on sale of consolidated
affiliates	(403.2)	–	–	403.2	–
(Income) loss from operations of
consolidated affiliates	(36.5)	20.1	(0.1)	16.5	–
Minority interests in earnings of
consolidated affiliates	–	–	7.8	–	7.8
Management fees	(28.6)	14.5	14.1	–	–
Income (loss) from continuing
operations before income tax
(benefit) expense	374.4	32.2	9.2	(421.4)	(5.6)
Provision for income tax (benefit)
expense	(42.2)	24.6	7.3	–	(10.3)
Income from continuing
operations	416.6	7.6	1.9	(421.4)	4.7
Income (loss) from discontinued
operations, net of income tax benefit	51.7	19.0	(12.0)	404.9	463.6
Net income (loss)	$ 468.3	$ 26.6	$ (10.1)	$ (16.5)	$ 468.3

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2008
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$ 45.6	$ 631.7	$ 266.4	$ (13.3)	$ 930.4
Operating expenses:
Salaries and benefits	28.5	313.4	131.7	(4.0)	469.6
Other operating expenses	11.1	88.0	39.3	(2.9)	135.5
General and administrative
expenses	53.3	–	–	–	53.3
Supplies	4.0	36.8	14.7	–	55.5
Depreciation and amortization	17.7	22.5	8.2	–	48.4
Impairment of long-lived assets	–	0.6	–	–	0.6
Occupancy costs	4.7	17.0	9.6	(6.5)	24.8
Provision for doubtful accounts	1.6	10.2	3.0	–	14.8
(Gain) loss on disposal of assets	(0.4)	1.1	(0.3)	–	0.4
Government, class action, and
related settlements	(44.8)	(0.2)	–	–	(45.0)
Professional fees—accounting,
tax, and legal	8.9	–	–	–	8.9
Total operating expenses	84.6	489.4	206.2	(13.4)	766.8
Loss on early extinguishment of debt	3.7	–	–	–	3.7
Interest expense and amortization of
debt discounts and fees	85.1	4.3	2.3	(0.8)	90.9
Other expense (income)	0.3	(0.1)	(2.7)	0.8	(1.7)
Loss on interest rate swap	8.1	–	–	–	8.1
Equity in net income of nonconsolidated
affiliates	(1.3)	(3.7)	(0.1)	–	(5.1)
Equity in net income of consolidated
affiliates—
Gain on sale of consolidated
affiliates	(18.8)	–	–	18.8	–
Income from operations of
consolidated affiliates	(73.7)	(6.1)	(0.4)	80.2	–
Minority interests in earnings of
consolidated affiliates	–	–	15.8	–	15.8
Management fees	(41.8)	31.7	10.1	–	–
Income from continuing
operations before income tax
(benefit) expense	(0.6)	116.2	35.2	(98.9)	51.9
Provision for income tax (benefit)
expense	(69.3)	55.9	14.2	–	0.8
Income from continuing
operations	68.7	60.3	21.0	(98.9)	51.1
(Loss) income from discontinued
operations, net of income tax benefit	(4.8)	(0.9)	(0.3)	18.8	12.8
Net income	$ 63.9	$ 59.4	$ 20.7	$ (80.1)	$ 63.9

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	Six Months Ended June 30, 2007
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$ 52.9	$ 590.5	$ 261.4	$ (23.0)	$ 881.8
Operating expenses:
Salaries and benefits	28.9	287.4	123.7	(4.6)	435.4
Other operating expenses	6.9	86.8	40.1	(8.1)	125.7
General and administrative
expenses	76.0	–	–	–	76.0
Supplies	3.8	34.3	13.1	–	51.2
Depreciation and amortization	9.3	20.2	8.5	–	38.0
Impairment of long-lived assets	14.6	0.1	–	–	14.7
Occupancy costs	11.1	10.5	9.1	(5.1)	25.6
Provision for doubtful accounts	3.5	12.1	5.4	–	21.0
Loss (gain) on disposal of assets	–	2.5	(0.8)	–	1.7
Government, class action, and
related settlements	(37.9)	–	–	–	(37.9)
Professional fees—accounting,
tax, and legal	34.7	0.4	–	–	35.1
Total operating expenses	150.9	454.3	199.1	(17.8)	786.5
Loss on early extinguishment of debt	17.7	–	–	–	17.7
Interest expense and amortization of
debt discounts and fees	113.5	4.2	2.1	(2.1)	117.7
Other income	(0.5)	(0.2)	(6.6)	2.1	(5.2)
Loss on interest rate swap	(14.7)	–	–	–	(14.7)
Equity in net income of
nonconsolidated affiliates	(1.4)	(3.6)	(0.1)	–	(5.1)
Equity in net income of consolidated
affiliates—
Gain on sale of consolidated
affiliates	(403.2)	–	–	403.2	–
(Income) loss from operations of
consolidated affiliates	(57.8)	8.6	0.1	49.1	–
Minority interests in earnings of
consolidated affiliates	–	–	16.1	–	16.1
Management fees	(60.1)	29.5	30.6	–	–
Income (loss) from continuing
operations before income tax
(benefit) expense	308.5	97.7	20.1	(457.5)	(31.2)
Provision for income tax (benefit)
expense	(69.7)	46.8	15.9	–	(7.0)
Income (loss) from continuing
operations	378.2	50.9	4.2	(457.5)	(24.2)
Income (loss) from discontinued
operations, net of income tax benefit	33.4	2.0	(8.0)	408.4	435.8
Net income (loss)	$ 411.6	$ 52.9	$ (3.8)	$ (49.1)	$ 411.6

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	Six Months Ended June 30, 2008
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating
activities	$ 85.8	$ 83.4	$ 68.6	$ (170.8)	$ 67.0
Cash flows from investing activities:
Capital expenditures	(4.9)	(11.0)	(2.8)	–	(18.7)
Proceeds from disposal of assets	43.9	3.3	–	–	47.2
Proceeds from sale and maturities of
restricted marketable securities	–	–	1.3	–	1.3
Purchase of restricted investments	–	–	(2.2)	–	(2.2)
Net change in restricted cash	–	–	17.0	–	17.0
Net settlements on interest rate swap	(6.6)	–	–	–	(6.6)
Other	–	–	0.5	–	0.5
Net cash provided by investing
activities of discontinued operations	0.1	–	1.0	–	1.1
Net cash provided by (used
in) investing activities	32.5	(7.7)	14.8	–	39.6
Cash flows from financing activities:
Checks in excess of bank balance	(10.8)	–	–	5.3	(5.5)
Principal payments on debt	(88.5)	(3.9)	–	–	(92.4)
Borrowings on revolving credit facility	75.0	–	–	–	75.0
Payments on revolving credit facility	(150.0)	–	–	–	(150.0)
Principal payments under capital
lease obligations	(1.0)	(5.2)	(0.9)	–	(7.1)
Issuance of common stock	150.2	–	–	–	150.2
Dividends paid on convertible
perpetual preferred stock	(13.0)	–	–	–	(13.0)
Distributions to minority interests
of consolidated affiliates	–	–	(16.5)	–	(16.5)
Change in intercompany advances	(42.5)	(63.7)	(64.6)	170.8	–
Net cash used in financing activities
of discontinued operations	(0.5)	–	(0.6)	–	(1.1)
Net cash used in financing
activities	(81.1)	(72.8)	(82.6)	176.1	(60.4)
Effect of exchange rate changes on
cash and cash equivalents	–	–	0.8	–	0.8
Increase in cash and cash equivalents	37.2	2.9	1.6	5.3	47.0
Cash and cash equivalents at
beginning of period	2.0	14.0	9.1	(5.3)	19.8
Cash and cash equivalents of
divisions and facilities held for
sale at beginning of period	–	–	0.4	–	0.4
Less: Cash and cash equivalents of
divisions and facilities held for
sale at end of period	–	–	–	–	–
Cash and cash equivalents at end
of period	$ 39.2	$ 16.9	$ 11.1	$ –	$ 67.2

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2007
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash (used in) provided by
operating activities	$ (303.8)	$ 118.4	$ 41.0	$ 39.4	$ (105.0)
Cash flows from investing activities:
Capital expenditures	(1.9)	(9.8)	(3.5)	–	(15.2)
Proceeds from disposal of assets	0.2	–	–	–	0.2
Proceeds from sale and maturities of
restricted marketable securities	–	–	65.3	–	65.3
Purchase of restricted investments	–	–	(10.5)	–	(10.5)
Net change in restricted cash	(2.3)	–	11.7	–	9.4
Net settlements on interest rate swap	1.2	–	–	–	1.2
Proceeds from divestitures of divisions	1,089.4	–	–	(1,089.4)	–
Net cash (used in) provided by investing
activities of discontinued operations—
Proceeds from divestitures of
divisions	–	–	–	1,089.4	1,089.4
Other investing activities of
discontinued operations	(0.1)	(2.7)	6.5	–	3.7
Net cash provided by (used
in) investing activities	1,086.5	(12.5)	69.5	–	1,143.5
Cash flows from financing activities:
Checks in excess of bank balance	(2.7)	–	–	–	(2.7)
Principal payments on debt	(864.8)	(0.2)	–	–	(865.0)
Borrowings on revolving credit facility	175.0	–	–	–	175.0
Payments on revolving credit facility	(280.0)	–	–	–	(280.0)
Principal payments under capital lease
obligations	(0.9)	(4.6)	(0.8)	–	(6.3)
Dividends paid on convertible
perpetual preferred stock	(13.0)	–	–	–	(13.0)
Debt amendment costs	(11.2)	–	–	–	(11.2)
Distributions to minority interests of
consolidated affiliates	–	–	(12.0)	–	(12.0)
Other	0.1	–	–	–	0.1
Change in intercompany advances	196.2	(91.5)	(65.3)	(39.4)	–
Net cash used in financing activities of
discontinued operations	(0.9)	(0.4)	(38.0)	–	(39.3)
Net cash used in financing
activities	(802.2)	(96.7)	(116.1)	(39.4)	(1,054.4)
Effect of exchange rate changes on
cash and cash equivalents	–	–	0.1	–	0.1
(Decrease) increase in cash and cash
equivalents	(19.5)	9.2	(5.5)	–	(15.8)
Cash and cash equivalents at beginning
of period	17.5	2.8	6.8	–	27.1
Cash and cash equivalents of
divisions and facilities held for
sale at beginning of period	2.8	–	11.6	–	14.4
Less: Cash and cash equivalents of
divisions and facilities held for
sale at end of period	(0.8)	(0.1)	(3.9)	–	(4.8)
Cash and cash equivalents at end of
period	$ –	$ 11.9	$ 9.0	$ –	$ 20.9

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to HealthSouth Corporation and its subsidiaries and should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report and our audited consolidated financial statements for the year ended December 31, 2007 and Management’s Discussion and Analysis of Financial Condition and Results of Operations which are included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). As used in this report, the terms “HealthSouth,” “we,” “our,” “us,” and the “Company” refer to HealthSouth Corporation and its subsidiaries, unless otherwise stated or indicated by context.

This MD&A is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements.

Executive Overview

Our Business

We operate inpatient rehabilitation hospitals and long-term acute care hospitals (“LTCHs”) and provide treatment on both an inpatient and outpatient basis. As of June 30, 2008, we operated 93 inpatient rehabilitation hospitals (including 3 hospitals which we account for using the equity method of accounting), 6 freestanding LTCHs, 59 outpatient satellites located within or near (and operated by) our hospitals, and 25 home health agencies. In addition to HealthSouth hospitals, we manage 11 inpatient rehabilitation units, 2 outpatient satellites, and one gamma knife radiosurgery center through management contracts. Our inpatient hospitals are located in 26 states, with a concentration of hospitals in Texas, Pennsylvania, Florida, Tennessee, and Alabama. As of June 30, 2008, we also had two hospitals in Puerto Rico, one of which began accepting patients in April 2007. In the second quarter of 2008, we consolidated our Odessa, Texas inpatient rehabilitation facility into our Midland, Texas inpatient rehabilitation hospital.

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

Net patient revenue from our hospitals was 6.5% and 7.1% higher for the three and six months ended June 30, 2008, respectively, than the same periods of 2007. We experienced an increase in patient discharges in both periods, and we also experienced an increase in net patient revenue per discharge due to a change in patient mix and favorable quarter-over-quarter reimbursement trends from managed care payors. Our results for the six months ended June 30, 2008 also include an increase in our Medicare reimbursement that was effective October 1, 2007. However, this pricing increase was removed effective April 1, 2008 as part of the pricing roll-back of the 2007 Medicare Act, as discussed below. The increase in revenue also improved our operating earnings (as defined in Note 22, Quarterly Data (Unaudited), to the consolidated financial statements accompanying our 2007 Form 10-K) in each period presented. Operating earnings for the three months ended June 30, 2008 were $65.3 million compared to $51.8 million for the same quarter of 2007. Operating earnings for the six months ended June 30, 2008 were $152.9 million compared to $84.3 million for the same period of 2007.

During the first quarter of 2008, we finalized the sale of our corporate campus (see Note 3, Property and Equipment, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report). As part of this transaction, we entered into a lease for office space within the property that was sold. The sale of this property will help us continue to reduce corporate operating expenses going forward. The net proceeds from this transaction were used to reduce amounts outstanding on our revolving credit facility in April 2008 (see Note 2, Liquidity, and Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report).

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

On June 27, 2008, HealthSouth finalized the issuance and sale of 8.8 million shares of its common stock to J.P. Morgan Securities Inc. for net proceeds of approximately $150 million. The Company used the net proceeds of the offering primarily for redemption and repayment of short-term and long-term borrowings. See Note 2, Liquidity, and Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report for additional information regarding use of the net proceeds.

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

Regulatory Challenges to the Inpatient Rehabilitation Industry

Over the last several years, changes in regulation governing inpatient rehabilitation reimbursement have created a challenging operating environment for inpatient rehabilitation services. Specifically, on May 7, 2004, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule, known as the “75% Rule,” stipulating that to qualify as an inpatient rehabilitation facility under the Medicare program a facility must show that a certain percentage of its patients are treated for at least one of a specified and limited list of medical conditions. Under the 75% Rule, any inpatient rehabilitation hospital that failed to meet the requirements of the 75% Rule would be subject to prospective reclassification as an acute care hospital, with lower acute care payment rates for rehabilitative services. However, the impact of the 75% Rule was significantly greater than CMS initially envisioned, and it required us to deny admissions to our hospitals.

The compliance threshold of the 75% Rule was in the process of being phased-in over time, and was already at 60% or higher for all of our hospitals at the end of 2007. However, on December 29, 2007, The Medicare, Medicaid and State Children’s Health Insurance Program (SCHIP) Extension Act of 2007 (the “2007 Medicare Act”) was signed, permanently setting the compliance threshold at 60% instead of 75%, and allowing hospitals to continue using a patient’s secondary medical conditions, or “comorbidities,” to determine whether a patient qualifies for inpatient rehabilitation care under the rule. We believe the “freeze” at the 60% compliance threshold has stabilized much of the volatility in patient volumes created by the 75% Rule. An additional element to the 2007 Medicare Act is a reduction in the pricing of services eligible for Medicare reimbursement to a pricing level that existed in the third quarter of 2007 (the Medicare pricing “roll-back”). The roll-back is effective from April 1, 2008 until September 30, 2009. The long-term impact of the freeze at the 60% compliance threshold is positive, and we expect the negative impact of the pricing roll-back to be offset by volume increases created by the fact that more patients now have access to our high quality inpatient rehabilitation services. See the “Results of Operations – Net Operating Revenues” section of this Item for additional information.

In addition, on July 31, 2008, CMS released the fiscal year 2009 notice of final rulemaking for inpatient rehabilitation facilities under the prospective payment system (“IRF-PPS”). This rule will be effective for Medicare discharges between October 1, 2008 and September 30, 2009. Based on our preliminary analysis, we do not believe this final rule will negatively impact our Net operating revenues.

Key Challenges

While we achieved significant milestones in 2007 and in the first half of 2008, the following are some of the challenges we are addressing:

•	Leverage and Liquidity. We are highly leveraged. Our high leverage increases our cost of borrowing and decreases our Net income. However, our leverage and liquidity are improving.

During the second quarter of 2008, we used the net proceeds from the sale of our corporate campus and the majority of the net proceeds from our equity offering to pay down debt (see Note 3, Property and Equipment, Note 5, Long-term Debt, and Note 6, Shareholders’ Deficit, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report). Specifically, during the second quarter of 2008, we reduced amounts outstanding on our Term Loan Facility by $39.8 million, and amounts outstanding under our revolving credit facility were

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

reduced to zero (excluding approximately $38.4 million utilized under the revolving letter of credit subfacility). We also redeemed approximately $25 million of our 10.75% Senior Notes due 2016.

The remainder of the net proceeds from our equity offering is included in Cash and cash equivalents in the accompanying condensed consolidated balance sheet as of June 30, 2008. These funds may be used to meet pending bond maturities and for other general corporate purposes, with the primary emphasis being further deleveraging. In July 2008, we redeemed an additional $9.6 million of our 10.75% Senior Notes due 2016, bringing the total redemptions of these notes during 2008 to $39.6 million. In addition, we expect to use cash flows from the receipt of additional federal and state income tax refunds to further reduce our debt outstanding. However, no assurances can be given as to whether or when such cash flows will be received.

Our Credit Agreement (as defined in Note 8, Long-term Debt, to our consolidated financial statements accompanying our 2007 Form 10-K) allows for the net proceeds of asset sales, including the sale of our corporate campus, to be reinvested in capital expenditures or for business development activities, which we plan to do in subsequent periods. As we redeploy the net proceeds received from various transactions or incur seasonal borrowing needs primarily related to interest payments, we may need to make future draws on our revolver. However, we do not believe there is significant risk in our ability to make draws under our revolving credit facility, if needed.

We have scheduled principal payments, including debt maturities, of $42.5 million and $25.6 million in the remainder of 2008 and 2009, respectively, related to long-term debt obligations (see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report).

As with any company carrying significant debt, our primary risk relating to our high leverage is the possibility that a rapid increase in LIBOR and/or a down-turn in operating earnings could impair our ability to comply with the financial covenants contained within our Credit Agreement. Our primary covenants include a leverage ratio and an interest coverage ratio. To violate the interest coverage ratio, we would need to fail the test for four consecutive quarters. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms as favorable to those in our existing Credit Agreement. Under such circumstances, there is also the potential our lenders would not grant relief to us which, among other things, would depend upon the state of the credit markets at that time. A default due to violation of the covenants contained within our Credit Agreement could require us to immediately repay all amounts then outstanding under the Credit Agreement. See Item 1A, Risk Factors, of our 2007 Form 10-K and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our 2007 Form 10-K, for a discussion of risks and uncertainties facing us. Changes in our business or other factors may occur that might have a material adverse impact on our financial position, results of operations, and cash flows.

For additional information regarding our leverage and liquidity, see the “Liquidity and Capital Resources” section of this Item and Note 2, Liquidity, and Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

•

Reimbursement. Historically, Congress and some state legislatures have periodically proposed significant changes in regulations governing the health care system. Many of these changes have resulted in limitations on and, in some cases, significant reductions in the levels of payments to health care providers for services under many government reimbursement programs. For example, and as discussed above, while the freeze at the 60% compliance threshold under the 2007 Medicare Act is a long-term positive for us, the pricing roll-back is a short-term negative in 2008 and a portion of 2009.

Because Medicare comprised approximately 67.4% and 67.8% of our Net operating revenues for the three and six months ended June 30, 2008, respectively, single-payor exposure and any potential legislative changes present risks to us. Also, because we receive a significant percentage of our revenues from Medicare, our inability to achieve continued compliance with the 60% threshold under

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

the 2007 Medicare Act could have a material adverse effect on our financial position, results of operations, and cash flows.

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

•

Staffing. Our operations are dependent on the efforts, abilities, and experience of our medical support personnel, such as physical therapists, nurses, and other health care professionals, and our management. If we are unable to recruit and retain qualified physical therapists, nurses, other medical support personnel, or management, or to control our labor costs, our financial position, results of operations, and cash flows could be adversely impacted.

The lack of availability of physical therapists, nurses, and other medical support personnel continues to challenge the industry and our Company. This shortage has required, and continues to require, us to enhance compensation and increase our use of higher-priced contract labor. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along these increased costs is limited. This will be especially true during the 2008 and 2009 pricing roll-back period under the 2007 Medicare Act, as discussed above.

During 2008, we are maintaining competitive salary structures while making an investment, in the form of enhanced benefits programs, in our employees in an effort to reduce turnover at our hospitals and attract qualified health care professionals to our business. Recruiting and retaining qualified personnel for our hospitals will remain a high priority for the Company on a go-forward basis.

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

In 2008 and 2009, we will ensure the operational (i.e. TeamWorks, as discussed below) and control initiatives we have launched over the past few years remain and/or become fully embedded at our hospitals and in our overall corporate culture. We believe these operational initiatives allow us to continue providing high-quality care to our patients and set the platform for future growth, both organic and external. However, given the current credit markets and our leverage compared to other health care providers, we recognize that paying down debt may take precedence over external growth opportunities.

With the continued deleveraging of the Company as a priority, on June 27, 2008, we finalized the issuance and sale of 8.8 million shares of our common stock to J.P. Morgan Securities Inc. for net proceeds of approximately $150 million (see Note 6, Shareholders’ Deficit, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report) and used the majority of these net proceeds to reduce our total debt outstanding. This debt reduction was in addition to the use of the net proceeds from the sale of our corporate campus in April 2008 to reduce total debt outstanding.

While our primary emphasis remains on debt reduction and further deleveraging, we have also been able to continue our development efforts. During 2008, we have announced the following development projects:

•

In April 2008, we signed an agreement to purchase The Rehabilitation Hospital of South Jersey, a 34-bed inpatient rehabilitation hospital in Vineland, New Jersey. This transaction closed on July 31, 2008 and adds a third New Jersey rehabilitation hospital to our northeast region.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

•

In July 2008, we signed an agreement to acquire a 30-bed inpatient rehabilitation unit at the Medical Center of Arlington in Texas. The operations of this unit will be relocated to HealthSouth Rehabilitation Hospital of Arlington. This transaction is expected to close in the third quarter of 2008.

•

A certificate of need has been approved that will enable us to establish up to a 40-bed comprehensive medical rehabilitation hospital in Marion County, Florida. The certificate of need has been contested by two competitors in the market and is progressing through the normal Florida certificate of need appeals process. The appeals process is expected to take at least one year, and there can be no assurance regarding the timing or outcome.

•

Our certificate of need application for a new 40-bed rehabilitation hospital in Loudoun County, Virginia was approved on July 30, 2008. There is a 30-day period for appeals, and there can be no assurance regarding the outcome of an appeal, if any, or the timing of commencement of services.

In addition to the above, we will continue to seek growth by expanding our market share in existing markets, building new hospitals in new markets, and acquiring or joint-venturing with competitors. We expect to make additional announcements about our development accomplishments by year end, including announcements about de-novo projects.

We will continue to be disciplined in our approach to development opportunities, carefully evaluating these opportunities against our deleveraging priority. However, there are ways to achieve our development objectives that require minimal initial cash outlays, such as joint ventures or the lease of real estate, which should allow us to use the majority of our excess cash flow for debt reduction.

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

As a result of our TeamWorks initiative, we are experiencing a year-over-year increase in patient discharges, as well as an increase in net patient revenue per discharge due to a change in our patient mix. Over the years, we have developed clinical programs, such as those focusing on stroke and other neurological disorders, and have invested in technology to meet the needs of patients requiring inpatient rehabilitative care. Our sales and marketing efforts implemented as part of the TeamWorks initiative have focused on these programs, which benefit higher acuity patients. These conditions also provide higher net patient revenue per discharge because of the higher level of services and resources required.

We expect to complete the implementation of the above two phases of TeamWorks in the third quarter of 2008. We remain optimistic about its ability to drive market share based on the results we have seen thus far.

We understand and recognize the importance our employees play in the long-term success of the Company. With this in mind, coupled with our desire to improve retention and reduce turnover at our hospitals, we made an investment in our people in 2008 by increasing the employer matching contributions to our 401(k) savings plan, providing benefits to part-time employees, and enhancing medical plan benefits without passing along any cost increase to our employees. We also will continue to monitor the labor market and make any necessary adjustments in order to remain competitive in this challenging environment.

In summary, while we are focused on continuing to build our volumes and improving the overall effectiveness of our operations, generating excess cash flow to further reduce our debt remains a major operational focus. On a go-forward basis, we anticipate we will be able to generate cash flows to fund debt reduction and our growth strategy, which we believe will bring long-term, sustainable growth and returns to our stockholders.

Results of Operations

During the three and six months ended June 30, 2008 and 2007, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Medicare	67.4%	68.1%	67.8%	68.7%
Medicaid	2.1%	2.0%	2.2%	1.9%
Workers’ compensation	2.1%	2.5%	2.1%	2.4%
Managed care and other discount plans	19.3%	18.2%	18.8%	18.1%
Other third-party payors	6.8%	6.3%	6.6%	5.9%
Patients	0.4%	0.4%	0.6%	0.4%
Other income	1.9%	2.5%	1.9%	2.6%
Total	100.0%	100.0%	100.0%	100.0%

Our payor mix is weighted heavily towards Medicare. Our hospitals receive Medicare reimbursements under the prospective payment system applicable to inpatient rehabilitation facilities. Under IRF-PPS, our hospitals receive fixed payment amounts per discharge based on certain rehabilitation impairment categories established by the United States Department of Health and Human Services. With IRF-PPS, our hospitals retain the difference, if any, between the fixed payment from Medicare and their operating costs. Thus, our hospitals benefit from being high quality, low cost providers. For additional information regarding Medicare reimbursement, please see the “Sources of Revenues” section of Item 1, Business, of our 2007 Form 10-K.

The percent of our Net operating revenues attributable to Medicare has decreased over the past few years due to an increase in managed Medicare and private fee-for-service plans that are included in the “managed care and other discount plans” and “other third-party payors” categories in the above table. As part of the Balanced Budget Act of 1997, Congress created a program of private, managed health care coverage for Medicare beneficiaries. This program has been referred to as Medicare Part C, Medicare+Choice, or Medicare Advantage. The program offers beneficiaries a range of Medicare coverage options by providing a choice between the traditional fee-for-service program (under Medicare Parts A and B) or enrollment in a health maintenance organization, preferred provider organization, point-of-service plan, provider sponsored organization, or an insurance plan operated in conjunction with a medical savings account. While we expect our payor mix will remain heavily weighted towards traditional Medicare, we expect this shift of traditional Medicare patients into managed Medicare and private fee-for-service plans will continue. However, the future of Medicare Part C will be determined, ultimately, by Congress, and any changes to Medicare Part C may have an impact on this trend.

Under IRF-PPS, hospitals are reimbursed on a “per discharge” basis. Thus, the number of patient discharges is a key metric utilized by management to monitor and evaluate our performance. The number of outpatient visits is also tracked in order to measure the volume of outpatient activity each period.

For the three and six months ended June 30, 2008 and 2007, our consolidated results of operations were as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
	(In Millions)			(In Millions)
Net operating revenues	$ 461.4	$ 438.7	5.2%	$ 930.4	$ 881.8	5.5%
Operating expenses:
Salaries and benefits	236.7	217.2	9.0%	469.6	435.4	7.9%
Other operating expenses	65.1	58.6	11.1%	135.5	125.7	7.8%
General and administrative
expenses	25.2	32.9	(23.4%)	53.3	76.0	(29.9%)
Supplies	28.0	25.4	10.2%	55.5	51.2	8.4%
Depreciation and amortization	18.3	20.0	(8.5%)	48.4	38.0	27.4%
Impairment of long-lived assets	0.6	14.7	(95.9%)	0.6	14.7	(95.9%)
Occupancy costs	12.5	12.8	(2.3%)	24.8	25.6	(3.1%)
Provision for doubtful accounts	6.7	10.6	(36.8%)	14.8	21.0	(29.5%)
Loss on disposal of assets	0.8	1.7	(52.9%)	0.4	1.7	(76.5%)
Government, class action, and
related settlements	(8.6)	(25.7)	(66.5%)	(45.0)	(37.9)	18.7%
Professional fees—accounting,
tax, and legal	5.3	13.3	(60.2%)	8.9	35.1	(74.6%)
Total operating expenses	390.6	381.5	2.4%	766.8	786.5	(2.5%)
Loss on early extinguishment of debt	3.4	17.7	(80.8%)	3.7	17.7	(79.1%)
Interest expense and amortization of
debt discounts and fees	43.5	59.2	(26.5%)	90.9	117.7	(22.8%)
Other income	(1.0)	(0.5)	100.0%	(1.7)	(5.2)	(67.3%)
(Gain) loss on interest rate swap	(28.5)	(19.0)	50.0%	8.1	(14.7)	(155.1%)
Equity in net income of
nonconsolidated affiliates	(2.7)	(2.4)	12.5%	(5.1)	(5.1)	0.0%
Minority interests in earnings of
consolidated affiliates	8.2	7.8	5.1%	15.8	16.1	(1.9%)
Income (loss) from continuing
operations before income tax
expense (benefit)	47.9	(5.6)	(955.4%)	51.9	(31.2)	(266.3%)
Provision for income tax expense
(benefit)	0.7	(10.3)	(106.8%)	0.8	(7.0)	(111.4%)
Income (loss) from continuing
operations	47.2	4.7	904.3%	51.1	(24.2)	(311.2%)
(Loss) income from discontinued
operations, net of income tax
benefit	(3.1)	463.6	(100.7%)	12.8	435.8	(97.1%)
Net income	$ 44.1	$ 468.3	(90.6%)	$ 63.9	$ 411.6	(84.5%)

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Salaries and benefits	51.3%	49.5%	50.5%	49.4%
Other operating expenses	14.1%	13.4%	14.6%	14.3%
General and administrative expenses	5.5%	7.5%	5.7%	8.6%
Supplies	6.1%	5.8%	6.0%	5.8%
Depreciation and amortization	4.0%	4.6%	5.2%	4.3%
Impairment of long-lived assets	0.1%	3.4%	0.1%	1.7%
Occupancy costs	2.7%	2.9%	2.7%	2.9%
Provision for doubtful accounts	1.5%	2.4%	1.6%	2.4%
Loss on disposal of assets	0.2%	0.4%	0.0%	0.2%
Government, class action, and related
settlements	(1.9%)	(5.9%)	(4.8%)	(4.3%)
Professional fees—accounting, tax, and
legal	1.1%	3.0%	1.0%	4.0%
Total	84.7%	87.0%	82.4%	89.2%

Additional information regarding our operating results for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Millions)
Net patient revenue—inpatient	$ 414.1	$ 388.8	$ 837.1	$ 781.4
Net patient revenue—outpatient and
other revenues	47.3	49.9	93.3	100.4
Net operating revenues	$ 461.4	$ 438.7	$ 930.4	$ 881.8

	(Actual Amounts)
Discharges	27,188	25,748	53,705	51,570
Outpatient visits	321,289	348,029	628,945	692,295
Average length of stay	14.7 days	15.0 days	15.0 days	15.1 days
Occupancy %	66.4%	64.0%	66.7%	65.1%
# of licensed beds	6,627	6,618	6,627	6,618
Full-time equivalents*	15,841	15,684	15,648	15,648

*

Excludes 399 and 621 full-time equivalents for the three months ended June 30, 2008 and 2007, respectively, and 422 and 644 full-time equivalents for the six months ended June 30, 2008 and 2007, respectively, who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our condensed consolidated statements of operations and comprehensive income. Full-time equivalents included in the above table represent those who participate in or support the operations of our hospitals.

Net Operating Revenues

Our consolidated Net operating revenues consist primarily of revenues derived from patient care services. Net operating revenues also include other revenues generated from management and administrative fees and other non-patient care services. These other revenues approximated 1.9% and 2.5% of consolidated Net operating revenues for the three months ended June 30, 2008 and 2007, respectively, and 1.9% and 2.6% of consolidated Net operating revenues for the six months ended June 30, 2008 and 2007, respectively.

While our Net operating revenues are being negatively impacted by the pricing roll-back that is part of the 2007 Medicare Act (the pricing roll-back is effective from April 1, 2008 until September 30, 2009), our TeamWorks initiative is producing results that yielded an increase in inpatient discharges and improved net patient revenues in all periods presented.

Net patient revenue from our hospitals was 6.5% higher for the three months ended June 30, 2008 than the three months ended June 30, 2007. We experienced a quarter-over-quarter increase in patient discharges, as well as an increase in net patient revenue per discharge due to a change in patient mix and favorable quarter-over-quarter reimbursement trends from managed care payors. Over the years, we have developed clinical programs, such as those focusing on stroke and other neurological disorders, and have invested in technology to meet the needs of patients requiring inpatient rehabilitative care. Our sales and marketing efforts implemented as part of the TeamWorks initiative have focused on these programs, which benefit higher acuity patients. These conditions also provide higher net patient revenue per discharge because of the higher level of services and resources required. In addition to the change in patient mix, we experienced a decrease in the average length of stay quarter over quarter, while maintaining our excellence in clinical outcomes.

Net patient revenue from our hospitals was 7.1% higher for the six months ended June 30, 2008 than the six months ended June 30, 2007. This increase was primarily attributable to the items discussed above for the quarter-over-quarter results, but it also included, for the three months ended March 31, 2008, an increase in our Medicare reimbursement that was effective October 1, 2007. However, as discussed above and elsewhere in this document, this pricing increase was removed effective April 1, 2008 as part of the pricing roll-back of the 2007 Medicare Act.

Decreased outpatient volumes compared to prior year in all periods presented resulted primarily from the closure of outpatient satellites, but challenges in securing therapy staffing in certain markets and continued competition from physicians offering physical therapy services within their own offices also contributed to the decline. As of June 30, 2008, we operated 59 outpatient satellites, while as of June 30, 2007, we operated 80 outpatient satellites. Although outpatient visits declined 7.7% and 9.2% during the three and six months ended June 30, 2008, respectively, compared to the same periods of 2007, outpatient and other revenues were down only 5.2% and 7.1%, respectively, due to strong unit pricing and the closure of underperforming satellites discussed above. Sequentially, outpatient and other revenues and outpatient visits increased by 2.8% and 4.4%, respectively, from the first quarter of 2008.

Salaries and Benefits

Salaries and benefits represent the most significant cost to us and include all amounts paid to full- and part-time employees who directly participate in or support the operations of our hospitals, including all related costs of benefits provided to employees. It also includes amounts paid for contract labor.

During the second quarter of 2008, Salaries and benefits grew as a percent of Net operating revenues due to various factors. First, our increased volumes resulted in a need for more full-time employees (including a need for more expensive clinical employees to treat the higher acuity patients), increased overtime for current employees, and greater reliance on contract labor, all of which contributed to an increase in our overall labor costs. Furthermore, as we recruited new employees to meet the staffing needs associated with the increased volumes, we experienced productivity inefficiencies resulting from paying newly-recruited employees for orientation and training. At the same time, we temporarily utilized premium-cost contract labor to provide care for these new patients. Second, recognizing the importance of our employees, coupled with our desire to improve retention and reduce turnover at our hospitals, we made an investment in our people in 2008 by increasing the employer matching contributions to our 401(k) savings plan, providing benefits to part-time employees, and enhancing medical plan benefits without passing along any cost increase to our employees. Finally, the Medicare pricing roll-back that became effective April 1, 2008 also contributed to the increase of Salaries and benefits as a percent of Net operating revenues in the second quarter of 2008 compared to the second quarter of 2007 and the first quarter of 2008. In October 2007, we gave merit increases to all of our employees except 21 senior officers and adjusted certain salary ranges in select markets. We also received a Medicare pricing adjustment at the same time. However, this Medicare increase was eliminated on April 1, 2008, which had the effect of increasing Salaries and benefits as a percent of Net operating revenues in the second quarter of 2008.

These same items resulted in an increase in Salaries and benefits as a percent of Net operating revenues during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. However, since the pricing roll-back only affected half of this six-month period, the period-over-period impact is not as large.

Our staffing priority is always to effectively treat our patients and to continue achieving the excellence in clinical outcomes that differentiates us from our competitors. While we are taking steps to adjust our staffing levels for the increased volumes, we may need to temporarily continue our use of higher-priced contract labor while these adjustments are made. In addition, we remain focused on recruiting and retaining qualified personnel for our hospitals and will continue to monitor the labor market and make any necessary adjustments in order to remain competitive in this challenging environment.

Other Operating Expenses

Other operating expenses include costs associated with managing and maintaining our hospitals. These expenses include such items as repairs and maintenance, utilities, contract services, professional fees, and insurance.

Other operating expenses were higher in the three and six months ended June 30, 2008 than the three and six months ended June 30, 2007 primarily due to increased patient volumes and professional fees incurred with a consulting firm associated with our TeamWorks initiative described earlier in this Item.

General and Administrative Expenses

General and administrative expenses primarily include administrative expenses such as corporate accounting, internal audit and controls, legal, and information technology services that are managed from our corporate headquarters in Birmingham, Alabama. These expenses include the salaries and benefits of 399 and 621 full-time equivalents for the three months ended June 30, 2008 and 2007, respectively, and 422 and 644 full-time equivalents for the six months ended June 30, 2008 and 2007, respectively, who perform these administrative functions. These expenses also include all stock-based compensation expenses recorded in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123 (Revised 2004), Share-Based Payment.

Our General and administrative expenses decreased as a percent of Net operating revenues in both periods presented. This decrease was primarily due to the right-sizing of our corporate departments following the divestitures of our surgery centers, outpatient, and diagnostic divisions in the second and third quarters of 2007. Because we did not allocate corporate overhead by division, our operating results in 2007 include overhead costs associated with managing and providing shared services to our surgery centers, outpatient, and diagnostic divisions, through their respective dates of sale, even though these divisions qualified as discontinued operations. We will continue to rationalize our General and administrative expenses in relation to the size of our operations post-repositioning throughout the remainder of 2008.

Supplies

Supplies expense includes all costs associated with supplies used while providing patient care. These costs include pharmaceuticals, needles, bandages, food, and other similar items.

The increase in Supplies expense in both periods presented was due primarily to an increase in the number of patients treated and the higher acuity of these patients, which results in increased supply and pharmaceutical costs.

Depreciation and Amortization

The decrease in Depreciation and amortization for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was due to the decreased depreciable base of our assets due to the level of our capital expenditures over the past few years and the sale of our corporate campus during the first quarter of 2008, as discussed below and in Note 3, Property and Equipment, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

The increase in Depreciation and amortization for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily resulted from the sale of our corporate campus during the first quarter of 2008. We sold our corporate campus to Daniel Corporation (“Daniel”) on March 31, 2008. In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reviewed our depreciation estimates of our corporate campus based on the revised salvage value of the campus due to the expected sale transaction. During the first quarter of 2008, we accelerated the depreciation of our corporate campus by approximately $11.0 million so that the net book value of the corporate campus equaled the net proceeds received on the transaction’s closing date.

Impairment of Long-Lived Assets

During the three and six months ended June 30, 2008, we recorded an impairment charge of $0.6 million. This charge represented our write-down of certain long-lived assets associated with one of our hospitals to their estimated fair value based on an offer we received from a third party to acquire the assets.

During the three and six months ended June 30, 2007, we recognized long-lived asset impairment charges of $14.7 million. Approximately $14.1 million of these charges related to the Digital Hospital (as defined in Note 5, Property and Equipment, to the consolidated financial statements included in our 2007 Form 10-K). On June 1, 2007, we entered into an agreement with an investment fund sponsored by Trammell Crow Company (“Trammel Crow”) pursuant to which Trammell Crow agreed to acquire our corporate campus for a purchase price of approximately $60 million, subject to certain adjustments. During the second quarter of 2007, we wrote the Digital Hospital down by $14.1 million to its estimated fair value based on the estimated net proceeds we expected to receive from this sale. The agreement to sell our corporate campus to Trammell Crow was terminated on August 7, 2007, pursuant to an opt-out provision in the agreement which Trammel Crow exercised.

As discussed in Note 3, Property and Equipment, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, we sold our corporate campus to Daniel on March 31, 2008.

Occupancy Costs

Occupancy costs include amounts paid for rent associated with leased hospitals, including common area maintenance and similar charges. These costs did not change significantly in the periods presented.

Provision for Doubtful Accounts

Our Provision for doubtful accounts decreased as a percent of Net operating revenues in both periods presented. Our Provision for doubtful accounts as a percent of Net operating revenues in both periods of 2008 is reflective of the continued benefits of the new collections software installed in the latter half of 2006 and the standardization of certain business office processes.

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

Government, Class Action, and Related Settlements

Government, class action, and related settlements for the three and six months ended June 30, 2008 included a $10.7 million and $43.3 million, respectively, reduction in the liability associated with our securities litigation (as discussed in Note 11, Settlements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report) based on the value of our common stock and the associated common stock warrants underlying this settlement. Government, class action, and related settlements also included a net charge of approximately $2.1 million during the three months ended June 30, 2008 for certain settlements and indemnification obligations. Similar items resulted in a net gain of approximately $1.7 million during the six months ended June 30, 2008.

Government, class action, and related settlements for the three and six months ended June 30, 2007 included a $31.5 million and $49.0 million, respectively, reduction in the liability associated with our securities litigation (as discussed in Note 11, Settlements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report) based on the value of our common stock and the associated common stock warrants underlying this settlement. Government, class action, and related settlements for the three and six months ended June 30, 2007 also included a $3.0 million and $8.0 million charge, respectively, related to certain self-disclosures made to the United States Department of Health and Human Services Office of Inspector General related to negotiations that were ongoing during these periods, and were ultimately settled later in 2007. It also included charges of approximately $2.8 million and $3.1 million, respectively, for certain settlements and other settlement negotiations that were ongoing during the three and six months ended June 30, 2007.

Professional Fees—Accounting, Tax, and Legal

During the three and six months ended June 30, 2008, Professional fees—accounting, tax, and legal primarily related to legal fees for continued litigation defense and support matters arising from our prior reporting and restatement issues discussed in Note 12, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and income tax return preparation and consulting fees for various tax projects related to our ongoing pursuit of our remaining income tax refund claims. During the three and six months ended June 30, 2007, Professional fees—accounting, tax, and legal related primarily to income tax return preparation and consulting fees for various tax projects (including tax projects associated with our filing of amended tax returns for 1996 through 2003), fees paid to investment bankers and other consultants associated with our divestiture activities, and legal fees for continued litigation defense and support matters arising from our prior reporting and restatement issues discussed in Note 12, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

While Professional fees—accounting, tax, and legal were $5.3 million and $8.9 million during the three and six months ended June 30, 2008, respectively, we expect to incur approximately $25 million of such professional fees during 2008, including legal fees related to our derivative litigation and professional fees related to income tax consulting fees and various projects surrounding our pursuit of our remaining income tax refund claims.

Loss on Early Extinguishment of Debt

During the three months ended June 30, 2008, we used the net proceeds from our equity offering (see Note 6, Shareholders’ Deficit, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report) to reduce borrowings under our Credit Agreement and to redeem a portion of our 10.75% Senior Notes due 2016. As a result of these pre-payments and redemptions, we allocated a portion of the debt discounts and fees, as well as the premiums associated with the redemption of the 10.75% Senior Notes due 2016, to the debt that was extinguished and wrote off amounts totaling $3.4 million to Loss on early extinguishment of debt. Similar amounts recorded for the six months ended June 30, 2008 totaled $3.7 million.

During the second quarter of 2007, we used the net proceeds from the divestitures of our surgery centers and outpatient divisions to reduce borrowings outstanding under our Credit Agreement. As a result of these pre-payments, we allocated a portion of the loan fees associated with our Credit Agreement to the debt that was extinguished and wrote off loan fees totaling approximately $17.7 million to Loss on early extinguishment of debt during the three and six months ended June 30, 2007.

Interest Expense and Amortization of Debt Discounts and Fees

As discussed in Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, due to the requirements under our Credit Agreement to use the net proceeds from the divestitures of our surgery centers, outpatient, and diagnostic divisions to repay obligations outstanding under our Credit Agreement, and in accordance with the guidance in Emerging Issues Task Force (“EITF”) Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” we allocated the interest expense on the debt that was required to be repaid as a result of the disposal transactions to discontinued operations in all periods presented prior to the closing of the disposal transactions. However, the discussion that follows related to Interest expense and amortization of debt discounts and fees is based on total interest expense, including the amounts allocated to discontinued operations.

Total Interest expense and amortization of debt discounts and fees decreased by $35.4 million quarter over quarter. Approximately $27.2 million of this decrease was due to lower average borrowings which resulted from our use of the net proceeds from our divestiture transactions and the majority of our federal income tax recovery in 2007 to reduce debt (see Note 8, Long-term Debt, to the consolidated financial statements included in our 2007 Form 10-K). The remainder of the decrease was due primarily to a decrease in our average interest rate quarter over quarter. Our average interest rate was 10.2% during the three months ended June 30, 2007 compared to an average rate of 8.7% during the three months ended June 30, 2008.

Total Interest expense and amortization of debt discounts and fees decreased by $70.5 million during the six months ended June 30, 2008 compared to the same period of 2007. Approximately $48.5 million of this decrease was due to lower average borrowings which resulted from our use of the net proceeds from our divestiture transactions and the majority of our federal income tax recovery in 2007 to reduce debt (see Note 8, Long-term Debt, to the consolidated financial statements included in our 2007 Form 10-K). The remainder of the decrease was due primarily to a decrease in our average interest rate during the six months ended June 30, 2008 compared to the same period of 2007. Our average interest rate was 10.9% during the six months ended June 30, 2007 compared to an average rate of 8.8% during the six months ended June 30, 2008.

Other Income

Other income is comprised of interest income and gains and losses on sales of investments. The decrease in Other income during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was due to the sale of available-for-sale securities during first quarter of 2007 with no similar activity occurring during the six months ended June 30, 2008.

(Gain) Loss on Interest Rate Swap

Our (Gain) loss on interest rate swap in each period represents amounts recorded related to the fair value adjustments, quarterly settlements, and accrued interest recorded for our interest rate swap. During the three and six months ended June 30, 2008, we paid approximately $6.4 million and $6.6 million, respectively, in net cash settlement payments to our counterparties under the interest rate swap agreement. During the three and six months ended June 30, 2007, we received approximately $0.5 million and $1.2 million, respectively, in net cash settlement payments from our counterparties under the interest rate swap agreement. For additional information regarding our interest rate swap agreement, see Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2007 Form 10-K and Part I, Item 3, Quantitative and Qualitative Disclosures about Market Risk, of this report.

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

Income (Loss) from Continuing Operations Before Income Tax Expense (Benefit)

Our Income (loss) from continuing operations before income tax expense (benefit) (“pre-tax income (loss) from continuing operations”) for the three months ended June 30, 2008 and 2007 included net gains of $8.6 million and $25.7 million, respectively, related to Government, class action, and related settlements. It also included gains of $28.5 million and $19.0 million, respectively, associated with our interest rate swap. If we exclude these items, our pre-tax income from continuing operations for the three months ended June 30, 2008 was $10.8 million compared to a pre-tax loss from continuing operations for the three months ended June 30, 2007 of ($50.3) million, resulting in a quarter-over quarter increase of $61.1 million. This quarter-over-quarter increase was attributable to an increase in Net operating revenues, an $8.0 million decrease in total operating expenses (excluding amounts related to Government, class action, and related settlements, as discussed above), and a decrease in debt-related charges.

If we exclude the same items from our pre-tax income (loss) from continuing operations for the six months ended June 30, 2008 and 2007, our pre-tax income from continuing operations for the six months ended June 30, 2008 was $15.0 million and our pre-tax loss from continuing operations for the six months ended June 30, 2007 was ($83.8) million. This period-over-period increase resulted from an increase in Net operating revenues, a $12.6 million decrease in total operating expenses (excluding amounts related to Government, class action, and related settlements, as discussed above), and a decrease in debt-related charges.

Provision for Income Tax Expense (Benefit)

Our Provision for income tax expense of $0.7 million and $0.8 million for the three and six months ended June 30, 2008, respectively, included the following: (1) current income tax expense of approximately $18.9 million and $20.5 million, respectively, attributable to a revision in previously estimated federal income tax refunds and related interest as a result of our settlement with the Internal Revenue Service for the tax years 2000 through 2003, as discussed in Note 9, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, state income tax expense of subsidiaries which have separate state filing requirements, and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (2) deferred income tax expense of approximately $0.6 million and $1.4 million, respectively, attributable to increases in the basis difference of certain indefinite-lived assets offset by (3) current income tax benefit of approximately $18.8 million and $21.1 million, respectively, attributable to state income tax refunds.

Our Provision for income tax benefit of $10.3 million and $7.0 million for the three and six months ended June 30, 2007, respectively, consisted of the following: (1) current income tax expense of $1.6 million and $3.7 million, respectively, attributable to state income taxes of subsidiaries which have separate state tax filing requirements, income taxes for other subsidiaries that are not included in our federal consolidated income tax return, and interest income accrued with respect to expected income tax refunds resulting from updated prior tax filings which were still in progress during these periods and (2) deferred income tax expense of $0.4 million and $1.6 million, respectively, attributable to future tax liabilities to be incurred by subsidiaries that are not included in our federal consolidated income tax return and increases in the basis difference of certain indefinite-lived assets offset by (3) current income tax benefit of $12.3 million, in both periods, attributable to the utilization of the period’s pre-tax loss from continuing operations to offset the gains attributable to the sale of the surgery centers and outpatient divisions (see Note 8, Assets Held for Sale and Results of Discontinued Operations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report).

Results of Discontinued Operations

The operating results of discontinued operations, by division and in total, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
HealthSouth Corporation:
Net operating revenues	$ –	$ 6.1	$ 0.2	$ 14.1
Costs and expenses	0.1	10.7	0.6	20.3
Impairments	–	–	–	–
Loss from discontinued operations	(0.1)	(4.6)	(0.4)	(6.2)
Gain (loss) on disposal of assets of discontinued operations	–	0.1	(0.1)	(0.4)
Income tax benefit	–	0.1	–	0.1
Loss from discontinued operations, net of tax	$ (0.1)	$ (4.4)	$ (0.5)	$ (6.5)
Surgery Centers:
Net operating revenues	$ 2.4	$ 174.5	$ 6.4	$ 361.3
Costs and expenses	2.2	160.7	9.9	335.2
Impairments	0.6	–	0.6	3.0
(Loss) income from discontinued operations	(0.4)	13.8	(4.1)	23.1
Gain on disposal of assets of discontinued operations	0.1	0.3	0.1	1.9
Gain on divestiture of division	–	268.6	19.3	268.6
Income tax benefit	–	52.4	0.7	48.5
(Loss) income from discontinued operations, net of tax	$ (0.3)	$ 335.1	$ 16.0	$ 342.1
Outpatient:
Net operating revenues	$ 0.2	$ 27.9	$ 1.2	$ 107.6
Costs and expenses	1.3	27.8	1.9	100.4
Impairments	–	–	–	0.2
(Loss) income from discontinued operations	(1.1)	0.1	(0.7)	7.0
Loss on disposal of assets of discontinued operations	–	(0.1)	–	(1.3)
Gain on divestiture of division	–	134.6	–	134.6
Income tax expense	–	(4.2)	–	(4.2)
(Loss) income from discontinued operations, net of tax	$ (1.1)	$ 130.4	$ (0.7)	$ 136.1
Diagnostic:
Net operating revenues	$ 0.1	$ 37.8	$ 0.9	$ 76.6
Costs and expenses	1.7	37.5	2.4	82.1
Impairments	–	–	–	32.7
(Loss) income from discontinued operations	(1.6)	0.3	(1.5)	(38.2)
Gain on disposal of assets of discontinued operations	–	1.2	–	1.3
Loss on divestiture of division	–	–	(0.5)	–
Income tax benefit	–	1.0	–	1.0
(Loss) income from discontinued operations, net of tax	$ (1.6)	$ 2.5	$ (2.0)	$ (35.9)
Total:
Net operating revenues	$ 2.7	$ 246.3	$ 8.7	$ 559.6
Costs and expenses	5.3	236.7	14.8	538.0
Impairments	0.6	–	0.6	35.9
(Loss) income from discontinued operations	(3.2)	9.6	(6.7)	(14.3)
Gain on disposal of assets of discontinued operations	0.1	1.5	–	1.5
Gain on divestitures of divisions	–	403.2	18.8	403.2
Income tax benefit	–	49.3	0.7	45.4
(Loss) income from discontinued operations, net of tax	$ (3.1)	$ 463.6	$ 12.8	$ 435.8

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

HealthSouth Corporation. The decrease in net operating revenues and costs and expenses in each period primarily related to the sale or closure of four LTCHs: Union LTCH (closed in February 2007); Alexandria LTCH (sold in May 2007); Winnfield LTCH (sold in August 2007); and Terre Haute LTCH (closed in August 2007). The decrease was also due to the sale of our electro-shock wave lithotripter units in June 2007.

Surgery Centers. We closed the transaction to sell our surgery centers division to ASC Acquisition LLC (“ASC”) on June 29, 2007, other than with respect to certain facilities in Connecticut, Rhode Island, and Illinois for which approvals for the transfer to ASC had not yet been received as of such date. In August and November 2007, we received approval and transferred the applicable facilities in Connecticut and Rhode Island, respectively, and on January 28, 2008, we received approval for the change in control of five of the six Illinois facilities. No portion of the purchase price was withheld at closing pending the transfer of these facilities. As of June 30, 2008, we have deferred approximately $26.5 million of cash proceeds received at closing associated with the facility that was still awaiting approval for the transfer to ASC as of June 30, 2008.

As a result of the transfer of the five Illinois facilities during the first quarter of 2008, we recorded a gain on disposal of approximately $19.3 million during the six months ended June 30, 2008. We expect to record an additional gain of approximately $10 million to $16 million for the one facility that remains pending in Illinois. For additional information, see Note 8, Assets Held for Sale and Results of Discontinued Operations, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

The change in operating results for this division for all periods presented resulted from the divestiture of the division on June 29, 2007, as discussed previously.

Outpatient. We closed the transaction to sell our outpatient division to Select Medical Corporation (“Select Medical”) on May 1, 2007, other than with respect to certain facilities for which approvals for the transfer to Select Medical had not yet been received as of such date. Approximately $24 million of the $245 million purchase price was withheld pending the transfer of these facilities. Subsequent to closing, we received approval and transferred the remaining facilities to Select Medical, and we received additional sale proceeds in November 2007. For additional information, see Note 8, Assets Held for Sale and Results of Discontinued Operations, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

The change in operating results for this division for all periods presented resulted from the divestiture of the division on May 1, 2007, as discussed previously.

Diagnostic. We closed the transaction to sell our diagnostic division to The Gores Group on July 31, 2007, other than with respect to one facility for which approval for the transfer had not yet been received as of such date. During the first quarter of 2008, we received approval for the transfer of the remaining facility to The Gores Group. For additional information, see Note 8, Assets Held for Sale and Results of Discontinued Operations, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

The change in operating results for this division for all periods presented resulted from the divestiture of the division on July 31, 2007, as discussed previously. During the first quarter of 2007, we wrote the intangible assets and certain long-lived assets of our diagnostic division down to their estimated fair value based on the estimated net proceeds we expected to receive from the divestiture of the division. This charge is included in impairments in the above results of operations of our diagnostic division for the six months ended June 30, 2007.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, cash from operations, and Revolving Loans under our Credit Agreement (as defined in Note 8, Long-term Debt, to consolidated financial statements accompanying our 2007 Form 10-K).

While we continue to make progress in improving our leverage and liquidity, we remain highly leveraged. During the second quarter of 2008, we used the net proceeds from the sale of our corporate campus and the majority of the net proceeds from our equity offering to pay down debt (see Note 3, Property and Equipment, Note 5, Long-term Debt, and Note 6, Shareholders’ Deficit, to the condensed consolidated financial statements included in Part I,

Item 1, Financial Statements (Unaudited), of this report). Specifically, during the second quarter of 2008, we reduced amounts outstanding on our Term Loan Facility by $39.8 million, and amounts outstanding under our revolving credit facility were reduced to zero (excluding approximately $38.4 million utilized under the revolving letter of credit subfacility). We also redeemed approximately $25 million of our 10.75% Senior Notes due 2016.

The remainder of the net proceeds from our equity offering is included in Cash and cash equivalents in the accompanying condensed consolidated balance sheet as of June 30, 2008. These funds may be used to meet pending bond maturities and for other general corporate purposes, with the primary emphasis being further deleveraging. In July 2008, we redeemed an additional $9.6 million of our 10.75% Senior Notes due 2016, bringing the total redemptions of these notes during 2008 to $39.6 million. In addition, we expect to use cash flows from the receipt of additional federal and state income tax refunds to further reduce our debt outstanding. However, no assurances can be given as to whether or when such cash flows will be received.

Our Credit Agreement allows for the net proceeds of asset sales, including the sale of our corporate campus, to be reinvested in capital expenditures or for business development activities, which we plan to do in subsequent periods. As we redeploy the net proceeds received from various transactions or incur seasonal borrowing needs primarily related to interest payments, we may need to make future draws on our revolver. However, we do not believe there is significant risk in our ability to make draws under our revolving credit facility, if needed.

We have scheduled principal payments, including debt maturities, of $42.5 million and $25.6 million in the remainder of 2008 and 2009, respectively, related to long-term debt obligations (see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited) of this report).

As with any company carrying significant debt, our primary risk relating to our high leverage is the possibility that a rapid increase in LIBOR and/or a down-turn in operating earnings could impair our ability to comply with the financial covenants contained within our Credit Agreement. Our primary covenants include a leverage ratio and an interest coverage ratio. To violate the interest coverage ratio, we would need to fail the test for four consecutive quarters. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms as favorable to those in our existing Credit Agreement. Under such circumstances, there is also the potential our lenders would not grant relief to us which, among other things, would depend upon the state of the credit markets at that time. A default due to violation of the covenants contained within our Credit Agreement could require us to immediately repay all amounts then outstanding under the Credit Agreement. See Item 1A, Risk Factors, of our 2007 Form 10-K and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our 2007 Form 10-K, for a discussion of risks and uncertainties facing us. Changes in our business or other factors may occur that might have a material adverse impact on our financial position, results of operations, and cash flows.

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

The following table shows the cash flows provided by or used in operating, investing, and financing activities for the six months ended June 30, 2008 and 2007, as well as the effect of exchange rates for those same periods (in millions):

	Six Months Ended June 30,
	2008	2007
Net cash provided by (used in) operating activities	$ 67.0	$ (105.0)
Net cash provided by investing activities	39.6	1,143.5
Net cash used in financing activities	(60.4)	(1,054.4)
Effect of exchange rate changes on cash and cash equivalents	0.8	0.1
Increase (decrease) in cash and cash equivalents	$ 47.0	$ (15.8)

Operating activities. Net cash provided by operating activities increased period over period due to the increase in Net operating revenues, as discussed above, and a decrease in cash settlement payments. Net cash used in operating activities for the six months ended June 30, 2007 included $82.3 million of cash settlement payments related primarily to our Medicare Program Settlement negotiated in 2004 and our SEC Settlement negotiated in 2005 (see Note 20, Settlements, to the consolidated financial statements accompanying our 2007 Form 10-K). The six months ended June 30, 2008 included cash settlement payments of $7.4 million related primarily to our settlement with the United States Department of Health and Human Services Office of Inspector General negotiated in 2007 (see Note 12, Contingencies, “Other Matters,” to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report).

Investing activities. The decrease in Net cash provided by investing activities was due to the cash proceeds received from the divestitures of our surgery centers and outpatient divisions during the second quarter of 2007. See this Item, “Results of Discontinued Operations,” and Note 8, Assets Held for Sale and Results of Discontinued Operations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Financing activities. The decrease in Net cash used in financing activities was due to the use of the cash proceeds from the divestitures of our surgery centers and outpatient divisions to reduce debt outstanding under our Credit Agreement during the second quarter of 2007. During the six months ended June 30, 2008, we made approximately $174.5 million of net debt payments. During the six months ended June 30, 2007, we made approximately $976.3 million of net debt payments. The net debt payments made during the six months ended June 30, 2008 primarily resulted from the sale of our corporate campus in March 2008 and the net proceeds from our June 2008 equity offering. See Note 3, Property and Equipment, Note 5, Long-term Debt, and Note 6, Shareholders’ Deficit, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

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

In general terms, the definition of Adjusted Consolidated EBITDA, per our Credit Agreement, allows us to add back to Adjusted Consolidated EBITDA all unusual noncash items or non-recurring items. These items include, but may not be limited to, (1) amounts associated with government, class action, and related settlements, (2) fees, costs, and expenses related to our recapitalization transactions, (3) any losses from discontinued operations and closed locations, (4) charges in respect of professional fees for reconstruction and restatement of financial statements, including fees paid to outside professional firms for matters related to internal controls and legal fees for continued litigation defense and support matters discussed in Note 12, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, (5) compensation expense recorded in accordance with FASB Statement No. 123(R), (6) investment and other income (including interest income), and (7) fees associated with our divestiture activities. We reconcile Adjusted Consolidated EBITDA to Net income.

However, Adjusted Consolidated EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America (“GAAP”), and the items excluded from Adjusted Consolidated EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted Consolidated EBITDA should not be considered a substitute for Net income or cash flows from operating, investing, or financing activities. Because Adjusted Consolidated EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted Consolidated EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our 2007 Form 10-K.

Our Adjusted Consolidated EBITDA for the three and six months ended June 30, 2008 and 2007 was as follows (in millions):

Reconciliation of Net Income to Adjusted Consolidated EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$ 44.1	$ 468.3	$ 63.9	$ 411.6
Loss (income) from discontinued
operations	3.1	(463.6)	(12.8)	(435.8)
Provision for income tax expense (benefit)	0.7	(10.3)	0.8	(7.0)
(Gain) loss on interest rate swap	(28.5)	(19.0)	8.1	(14.7)
Interest expense and amortization of
debt discounts and fees	43.5	59.2	90.9	117.7
Loss on early extinguishment of debt	3.4	17.7	3.7	17.7
Government, class action, and related
settlements	(8.6)	(25.7)	(45.0)	(37.9)
Impairment charges	0.6	14.7	0.6	14.7
Net noncash loss on disposal of assets	0.8	1.7	0.6	1.7
Depreciation and amortization	18.3	20.0	48.4	38.0
Professional fees—accounting, tax, and
legal	5.3	13.3	8.9	35.1
Compensation expense under FASB
Statement No. 123(R)	2.7	2.6	6.0	6.3
Sarbanes-Oxley related costs	–	–	–	0.3
Total	$ 85.4	$ 78.9	$ 174.1	$ 147.7

After consummation of the divestitures discussed earlier in this Item and in Note 8, Assets Held for Sale and Results of Discontinued Operations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and in accordance with our Credit Agreement (including the March 2007 amendment to the Credit Agreement discussed in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2007 Form 10-K), Adjusted Consolidated EBITDA is calculated to give effect to each divestiture, including adjustments for the allocation of corporate overhead to each divested division. Therefore, for purposes of covenant calculations reported to our lenders under the Credit Agreement, we add back a corporate overhead allocation for each divested division in the quarter in which the applicable transaction closed. However, while these allocations are additive to Adjusted Consolidated EBITDA under our Credit Agreement, these allocations are estimates and are not necessarily indicative of the Adjusted Consolidated EBITDA that would have resulted had the applicable divisions been divested as of the beginning of each period presented. Accordingly, they have not been added back to Net income in the table above and are not included in the above calculation of Adjusted Consolidated EBITDA. In addition, we are allowed to add other income, including interest income, to the calculation of Adjusted Consolidated EBITDA under our Credit Agreement. This includes the interest income associated with our federal income tax recovery, as discussed in Note 17, Income Taxes, to the consolidated financial statements accompanying our 2007 Form 10-K. This amount has not been included in the above calculation, as it would not be indicative of our Adjusted Consolidated EBITDA for future periods.

Reconciliation of Adjusted Consolidated EBITDA to Net Cash Provided by (Used in) Operating Activities

	Six Months Ended June 30,
	2008	2007
	(In Millions)
Adjusted Consolidated EBITDA	$ 174.1	$ 147.7
Compensation expense under FASB Statement No. 123(R)	(6.0)	(6.3)
Sarbanes-Oxley related costs	–	(0.3)
Provision for doubtful accounts	14.8	21.0
Professional fees—accounting, tax, and legal	(8.9)	(35.1)
Interest expense and amortization of debt discounts and fees	(90.9)	(117.7)
Gain on sale of investments	(0.6)	(3.8)
Equity in net income of nonconsolidated affiliates	(5.1)	(5.1)
Minority interests in earnings of consolidated affiliates	15.8	16.1
Amortization of debt discounts and fees	3.3	4.4
Amortization of restricted stock	3.3	0.1
Distributions from nonconsolidated affiliates	6.0	2.6
Stock-based compensation	2.7	4.4
Current portion of income tax benefit	0.6	8.6
Change in assets and liabilities	(29.7)	(78.5)
Change in government, class action, and related settlements	(7.4)	(82.3)
Other operating cash (used in) provided by discontinued operations	(4.8)	19.2
Other	(0.2)	–
Net cash provided by (used in) operating activities	$ 67.0	$ (105.0)

The increase in Adjusted Consolidated EBITDA was due primarily to the increase in Net operating revenues discussed above.

Current Liquidity and Capital Resources

As of June 30, 2008, we had approximately $67.2 million in Cash and cash equivalents (see below for discussion related to net proceeds from our June 2008 equity offering). This amount excludes approximately $46.6 million in Restricted cash and $29.2 million of Restricted marketable securities, which are assets whose use is restricted because of various obligations we have under lending agreements, partnership agreements, and other arrangements, primarily related to our captive insurance company. As of December 31, 2007, we had approximately $19.8 million in Cash and cash equivalents, $63.6 million in Restricted cash, and $28.9 million of Restricted marketable securities.

While we continue to make progress in improving our leverage and liquidity, we remain highly leveraged. During the second quarter of 2008, we used the net proceeds from the sale of our corporate campus and the majority of the net proceeds from our equity offering to pay down debt (see Note 3, Property and Equipment, Note 5, Long-term Debt, and Note 6, Shareholders’ Deficit, to the condensed consolidated financial statements included in Part I,

Item 1, Financial Statements (Unaudited), of this report). Specifically, during the second quarter of 2008, we reduced amounts outstanding on our Term Loan Facility by $39.8 million, and amounts outstanding under our revolving credit facility were reduced to zero (excluding approximately $38.4 million utilized under the revolving letter of credit subfacility). We also redeemed approximately $25 million of our 10.75% Senior Notes due 2016.

The remainder of the net proceeds from our equity offering is included in Cash and cash equivalents in the accompanying condensed consolidated balance sheet as of June 30, 2008. These funds may be used to meet pending bond maturities and for other general corporate purposes, with the primary emphasis being further deleveraging. In July 2008, we redeemed an additional $9.6 million of our 10.75% Senior Notes due 2016, bringing the total redemptions of these notes during 2008 to $39.6 million. In addition, we expect to use cash flows from the receipt of additional federal and state income tax refunds to further reduce our debt outstanding. However, no assurances can be given as to whether or when such cash flows will be received.

Our Credit Agreement allows for the net proceeds of asset sales, including the sale of our corporate campus, to be reinvested in capital expenditures or for business development activities, which we plan to do in subsequent periods. As we redeploy the net proceeds received from various transactions or incur seasonal borrowing needs primarily related to interest payments, we may need to make future draws on our revolver. However, we do not believe there is significant risk in our ability to make draws under our revolving credit facility, if needed.

Funding Commitments

We have scheduled principal payments, including debt maturities, of $42.5 million and $25.6 million in the remainder of 2008 and 2009, respectively, related to long-term debt obligations (see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report). For additional information about our long-term debt obligations, see Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2007 Form 10-K.

During the six months ended June 30, 2008, we made capital expenditures of approximately $18.7 million. The total amounts expected for capital expenditures and development efforts for the remainder of 2008 approximate $50 million to $70 million. Actual amounts spent will be dependent upon the timing of development projects and receipt of the cash flows from additional income tax refunds. These expenditures include new business opportunities, equipment upgrades and purchases, and IT initiatives. Approximately $20 million of the remaining budgeted amount is non-discretionary.

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

As of June 30, 2008, we were secondarily liable for 140 such guarantees. The remaining terms of these guarantees ranged from one month to 213 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $104.6 million.

We have not recorded a liability for these guarantees, as we do not believe it is probable we will have to perform under these agreements. If we are required to perform under these guarantees, we could potentially have recourse against the purchaser for recovery of any amounts paid. In addition, the purchasers of our surgery centers, outpatient, and diagnostic divisions have agreed to seek releases from the lessors and vendors in favor of HealthSouth with respect to the guarantee obligations associated with these divestitures. To the extent the purchasers of these divisions are unable to obtain releases for HealthSouth, the purchasers have agreed to indemnify HealthSouth for damages incurred under the guarantee obligations, if any. For additional information regarding these guarantees, see Note 7, Guarantees, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Also, as discussed in Note 11, Settlements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, our securities litigation settlement agreement requires us to indemnify the settling insurance carriers, to the extent permitted by law, for any amounts they are legally obligated to pay to any non-settling defendants. As of June 30, 2008, we have not recorded a liability regarding these indemnifications, as we do not believe it is probable we will have to perform under the indemnification portion of these settlement agreements, and any amount we would be required to pay is not estimable at this time.

As of June 30, 2008, we do not have any retained or contingent interest in assets as defined above.

As of June 30, 2008, we hold one derivative financial instrument, as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In March 2006, we entered into an interest rate swap related to our Credit Agreement, as discussed in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2007 Form 10-K.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2008, we are not involved in any unconsolidated SPE transactions.

Contractual Obligations

Our consolidated contractual obligations as of June 30, 2008 are as follows (in millions):

	Total	July 1 through December 31, 2008	2009 – 2010	2011 – 2012	2013 and Thereafter
Long-term debt obligations:
Long-term debt, excluding revolving
credit facility and capital lease
obligations (a)	$ 1,769.9	$ 35.1	$ 19.8	$ 17.8	$ 1,697.2
Interest on long-term debt (b)	879.4	69.5	272.7	270.8	266.4
Capital lease obligations (c)	157.2	11.4	41.8	33.6	70.4
Operating lease obligations (d)(e)	240.5	18.7	62.5	41.4	117.9
Purchase obligations (e)(f)	52.3	7.6	40.0	2.6	2.1
Other long-term liabilities (g)	5.3	1.1	1.1	0.4	2.7
Total	$ 3,104.6	$ 143.4	$ 437.9	$ 366.6	$ 2,156.7

(a)

Included in long-term debt are amounts owed on our bonds payable and notes payable to banks and others. These borrowings are further explained in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2007 Form 10-K. No amounts were drawn on our revolving credit facility as of June 30, 2008.

(b)

Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of June 30, 2008. Interest related to capital lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our condensed consolidated statements of operations and comprehensive income. Amounts also exclude the impact of our interest rate swap.

(c)	Amounts include interest portion of future minimum capital lease payments.

(d)

We lease many of our hospitals as well as other property and equipment under operating leases in the normal course of business. Some of our hospital leases require percentage rentals on patient revenues above specified minimums and contain escalation clauses. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 5, Property and Equipment, to the consolidated financial statements accompanying our 2007 Form 10-K. In addition, as of June 30, 2008, these amounts exclude approximately $6.3 million of operating lease obligations associated with facilities that are reported in discontinued operations.

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

(g)

Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: medical malpractice and workers’ compensation risks, deferred income taxes, and our estimated liability for unsettled litigation. For more information, see Note 1, Summary of Significant Accounting Policies, “Self-Insured Risks,” Note 17, Income Taxes, and Note 21, Contingencies and Other Commitments, to the consolidated financial statements accompanying our 2007 Form 10-K. Also, at June 30, 2008 and in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, we had approximately $77.2 million of total gross unrecognized tax benefits. In addition, we had an accrual for related interest income of $12.9 million as of June 30, 2008. We continue to actively pursue the maximization of our remaining income tax refund claims. The process of resolving these tax matters with the applicable taxing authorities will continue throughout 2008, and will likely extend into 2009. At this time, we cannot estimate a range of the reasonably possible change that may occur.

Indemnifications

In the ordinary course of business, HealthSouth enters into contractual arrangements under which HealthSouth may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of HealthSouth or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. For instance, as discussed in Note 12, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), to this report, UBS Securities, LLC has asserted claims against HealthSouth and contends that HealthSouth is obligated to indemnify them for any damages, expenses, or fees associated with the applicable litigation.

In December 2005, Richard M. Scrushy, our former chairman and chief executive officer, filed a demand for arbitration with the American Arbitration Association purportedly pursuant to an indemnity agreement with us. The arbitration demand sought to require us to pay expenses incurred by Mr. Scrushy, including attorneys’ fees, in connection with the defense of criminal fraud claims against him and in connection with a preliminary hearing in the SEC litigation. In October 2006, the arbitrator issued a final award confirming an interim award of approximately $17.0 million to Mr. Scrushy and further ruling that Mr. Scrushy is entitled to have HealthSouth pay him a total of approximately $4.0 million in pre-judgment interest and attorneys’ fees and expenses incurred by Mr. Scrushy in connection with the arbitration proceeding. Based on an agreement with Mr. Scrushy, we offset the approximate $21.5 million (including post-judgment interest) award to him in the arbitration against the approximate $48 million judgment against Mr. Scrushy in the Tucker actions for repayment of bonuses.

We accrued an estimate of these legal fees as of December 31, 2005 and 2004, which was included in Professional fees—accounting, tax, and legal in our consolidated statements of operations for the years ended December 31, 2005 and 2004 and Other current liabilities in our consolidated balance sheets as of December 31, 2005 and 2004 in connection with the arbitration demand. Based on the arbitrator’s ruling, we may have an obligation to indemnify Mr. Scrushy for certain costs associated with ongoing litigation. However, pursuant to the terms of the Securities Litigation Settlement (see Note 11, Settlements, of the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report), the claims are limited because the Securities Litigation Settlement bars claims by the defendants arising out of or relating to the Stockholder Securities Action and the Bondholder Securities Action but does not prevent security holders who opted out of the settlement from asserting claims directly against the Company. An appeal of this order is currently outstanding with the Eleventh Circuit Court of Appeals. As of June 30, 2008 and December 31, 2007, an estimate of these legal fees is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations. FASB Statement No. 141(R) contains significant changes in the accounting for and reporting of business acquisitions, and it continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. It changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Further, certain of the changes will introduce more volatility into earnings and thus may impact a company’s acquisition strategy. In addition, FASB Statement No. 141(R) will impact the annual goodwill impairment test associated with acquisitions that close both before and after the effective date of the new standard. FASB Statement No. 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first annual reporting period beginning on or after December 15, 2008, or January 1, 2009 for HealthSouth. We have not begun evaluating the potential impact, if any, the adoption of FASB Statement No. 141(R) could have on our consolidated financial position, results of operations, and cash flows.

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

We do not expect FASB Statement No. 161 to significantly change the way in which we currently disclose our derivative instrument. As of June 30, 2008, we maintained only one derivative instrument under FASB Statement No. 133. This instrument is an interest rate swap we are required to maintain under the terms of our Credit Agreement. For additional information regarding our derivative instrument, see Note 1, Summary of Significant Accounting Policies, “Derivative Instruments,” and Note 8, Long-term Debt, “Interest Rate Swap,” of the notes to the consolidated financial statements included in our 2007 Form 10-K. For additional information regarding our market risk, see Part I, Item 3, Quantitative and Qualitative Disclosures about Market Risk, of this report.

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

Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net market value of our fixed rate debt but has no impact on interest expense or cash flows. Interest rate changes on variable rate debt impacts our interest expense and cash flows, but does not impact the net fair value of the underlying debt instruments. Our fixed and variable rate debt as of June 30, 2008 is shown in the following table (in millions):

	As of June 30, 2008
	Carrying Amount	% of Total	Estimated Fair Value	% of Total
Fixed rate debt	$ 561.0	31.9%	$ 605.6	34.4%
Variable rate debt	1,195.8	68.1%	1,156.3	65.6%
Total long-term debt	$ 1,756.8	100.0%	$ 1,761.9	100.0%

As discussed in more detail in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2007 Form 10-K, in March 2006, we entered into an interest rate swap to effectively convert the floating rate of a portion of our Credit Agreement to a fixed rate in order to limit our exposure to variability in interest payments caused by changes in LIBOR. Under the interest rate swap agreement, we pay a fixed rate of 5.2%

on $1.1 billion of variable rate debt, while the counterparties to the interest rate swap agreement pay a floating rate based on 3-month LIBOR. As of June 30, 2008, the fair value of our interest rate swap approximated ($43.0) million.

Based on the variable rate of our debt as of June 30, 2008 and inclusive of the impact of the conversion of $1.1 billion of variable rate interest to a fixed rate via an interest rate swap, as discussed above, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $0.7 million per year, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $0.7 million per year. A 1% increase in interest rates would result in an approximate $24.6 million decrease in the estimated net fair value of our fixed rate debt, and a 1% decrease in interest rates would result in an approximate $20.2 million increase in its estimated net fair value.

Our interest payments increase or decrease in accordance with changes in LIBOR. However, the vast majority of these variable interest payments will be offset by net settlement payments or receipts on our interest rate swap, which are included in the line item (Gain) loss on interest rate swap in our condensed consolidated statements of operations and comprehensive income.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our Internal Control over Financial Reporting during the quarter ended June 30, 2008 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information relating to certain legal proceedings in which we are involved is included in Note 11, Settlements, and Note 12, Contingencies, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2008 Annual Meeting of Stockholders on May 8, 2008. At the annual meeting, the stockholders voted on the election of all ten members of our board of directors, on the ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm, and on the approval of the HealthSouth 2008 Equity Incentive Plan. The voting results at the annual meeting were as follows:

Proposal 1, election of directors, which passed:

Name of Nominee	Votes For	Votes Against	Votes Abstained	Broker Non-Votes
Edward A. Blechschmidt	69,716,089	841,349	N/A	558,509
John W. Chidsey	69,793,670	763,768	N/A	480,928
Donald L. Correll	69,955,277	602,161	N/A	319,321
Yvonne M. Curl	69,480,553	1,076,885	N/A	794,045
Charles M. Elson	69,960,979	596,459	N/A	313,619
Jay Grinney	70,259,226	298,212	N/A	15,372
Jon F. Hanson	69,698,393	859,045	N/A	576,205
Leo I. Higdon, Jr.	69,679,788	877,650	N/A	594,810
John E. Maupin, Jr.	69,693,923	863,515	N/A	580,675
L. Edward Shaw, Jr.	70,170,381	387,057	N/A	104,217

Proposal 2, ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm, which passed:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
68,990,323	1,032,219	534,895	9,167,231

Proposal 3, approval of the HealthSouth 2008 Equity Incentive Plan, which passed:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
50,169,903	6,832,772	969,624	21,752,369

Item 6.	Exhibits

The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description
3.1

Restated Certificate of Incorporation of HealthSouth Corporation, as filed in the Office of the Secretary of State of the State of Delaware on May 21, 1998 (incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on June 27, 2005).

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

HEALTHSOUTH CORPORATION

By:	/s/ John L. Workman
John L. Workman
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Date:	August 6, 2008

EXHIBIT INDEX

No.	Description
3.1

Restated Certificate of Incorporation of HealthSouth Corporation, as filed in the Office of the Secretary of State of the State of Delaware on May 21, 1998 (incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on June 27, 2005).

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