Form 10-Q
period 2008-09-30
HEALTHSOUTH CORP
filed 2008-11-05
CIK 785161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-10315

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

Large accelerated filer ☒	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The registrant had 88,022,103 shares of common stock outstanding, net of treasury shares, as of October 31, 2008.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2008	2007
	(In Millions, Except Share Data)
Assets
Current Assets:
Cash and cash equivalents	$ 24.9	$ 19.8
Restricted cash	73.4	63.6
Restricted marketable securities	27.8	28.9
Accounts receivable, net of allowance for doubtful accounts of $33.9 in 2008;
$37.6 in 2007	226.0	217.7
Insurance recoveries receivable	230.0	230.0
Other current assets	54.9	58.4
Current assets held for sale	5.2	19.0
Total current assets	642.2	637.4
Property and equipment, net	676.9	729.6
Goodwill	414.4	406.1
Intangible assets, net	44.5	26.1
Investments in and advances to nonconsolidated affiliates	42.6	42.7
Assets held for sale	27.3	78.0
Income tax refund receivable	62.9	52.5
Other long-term assets	69.7	78.2
Total assets	$ 1,980.5	$ 2,050.6
Liabilities and Shareholders' Deficit
Current Liabilities:
Current portion of long-term debt	$ 56.0	$ 68.3
Accounts payable	40.6	48.7
Accrued expenses and other current liabilities	360.7	364.2
Government, class action, and related settlements	367.7	400.7
Current liabilities held for sale	35.1	88.6
Total current liabilities	860.1	970.5
Long-term debt, net of current portion	1,820.8	1,974.4
Liabilities held for sale	3.7	4.2
Other long-term liabilities	170.0	171.4
	2,854.6	3,120.5
Commitments and contingencies
Minority interest in equity of consolidated affiliates	84.7	97.2
Convertible perpetual preferred stock, $.10 par value; 1,500,000 shares authorized;
400,000 issued in 2008 and 2007; liquidation preference of $1,000 per share	387.4	387.4
Shareholders' deficit:
Common stock, $.01 par value; 200,000,000 shares authorized;
issued: 96,890,424 in 2008; 87,514,378 in 2007	1.0	0.9
Capital in excess of par value	2,959.7	2,820.4
Accumulated deficit	(3,994.1)	(4,064.6)
Accumulated other comprehensive loss	(1.4)	(0.8)
Treasury stock, at cost (8,861,571 in 2008 and 8,801,665 shares in 2007)	(311.4)	(310.4)
Total shareholders' deficit	(1,346.2)	(1,554.5)
Total liabilities and shareholders' deficit	$ 1,980.5	$ 2,050.6

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed balance sheets.

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Millions)
Net operating revenues	$ 456.2	$ 428.3	$ 1,378.6	$ 1,302.9
Operating expenses:
Salaries and benefits	236.5	214.4	701.0	646.2
Other operating expenses	68.9	63.7	202.1	187.6
General and administrative expenses	25.5	25.8	78.8	101.8
Supplies	26.2	24.1	81.1	74.9
Depreciation and amortization	18.1	19.5	65.8	56.9
Impairment of long-lived assets	–	0.4	0.6	15.1
Occupancy costs	12.8	12.9	37.6	38.5
Provision for doubtful accounts	6.7	5.6	20.8	26.2
Loss on disposal of assets	0.2	0.6	0.6	2.2
Government, class action, and related settlements	17.1	3.9	(27.9)	(34.0)
Professional fees—accounting, tax, and legal	4.0	9.2	12.9	44.3
Total operating expenses	416.0	380.1	1,173.4	1,159.7
Loss on early extinguishment of debt	2.1	2.2	5.8	19.9
Interest expense and amortization of debt discounts
and fees	40.4	60.2	131.3	177.9
Other income	(0.4)	(9.4)	(2.1)	(14.5)
Loss on interest rate swap	8.0	21.4	16.1	6.8
Equity in net income of nonconsolidated affiliates	(2.7)	(2.3)	(7.8)	(7.4)
Minority interests in earnings of consolidated affiliates	5.9	7.2	21.7	23.2
(Loss) income from continuing operations before
income tax benefit	(13.1)	(31.1)	40.2	(62.7)
Provision for income tax benefit	(22.5)	(281.2)	(21.7)	(288.2)
Income from continuing operations	9.4	250.1	61.9	225.5
(Loss) income from discontinued operations, net of
income tax (expense) benefit	(2.8)	37.5	8.6	473.7
Net income	6.6	287.6	70.5	699.2
Convertible perpetual preferred stock dividends	(6.5)	(6.5)	(19.5)	(19.5)
Net income available to common
shareholders	$ 0.1	$ 281.1	$ 51.0	$ 679.7
Comprehensive income:
Net income	$ 6.6	$ 287.6	$ 70.5	$ 699.2
Other comprehensive income, net of tax:
Foreign currency translation adjustment	–	–	0.8	0.1
Unrealized (loss) gain on available-for-sale
securities	(0.6)	0.3	(1.4)	(3.0)
Other comprehensive (loss) income, net
of tax	(0.6)	0.3	(0.6)	(2.9)
Comprehensive income	$ 6.0	$ 287.9	$ 69.9	$ 696.3

(Continued)

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In Millions, Except Per Share Data)
Weighted average common shares outstanding:
Basic	87.4	78.5	81.6	78.6
Diluted	101.0	91.8	95.1	91.9
Earnings per common share:
Basic:
Income from continuing operations
available to common shareholders	$ 0.03	$ 3.10	$ 0.52	$ 2.62
(Loss) income from discontinued
operations, net of income tax expense	(0.03)	0.48	0.11	6.03
Net income per share available to common
shareholders	$ 0.00	$ 3.58	$ 0.63	$ 8.65
Diluted:
Income from continuing operations
available to common shareholders	$ 0.03	$ 2.72	$ 0.52	$ 2.45
(Loss) income from discontinued
operations, net of income tax expense	(0.03)	0.41	0.11	5.16
Net income per share available to common
shareholders	$ 0.00	$ 3.13	$ 0.63	$ 7.61

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	(In Millions)
Net cash provided by (used in) operating activities	$ 149.3	$ (139.1)

Cash flows from investing activities:
Capital expenditures	(39.5)	(25.1)
Acquisition of business, net of cash acquired	(14.6)	–
Acquisition of intangible assets	(18.2)	–
Proceeds from disposal of assets	53.8	0.4
Proceeds from sale and maturities of restricted marketable securities	2.4	65.8
Purchase of restricted investments	(3.3)	(11.3)
Net change in restricted cash, excluding cash in escrow related to debt	20.5	7.1
Net settlements on interest rate swap	(13.9)	1.8
Other	0.6	–
Net cash provided by investing activities of discontinued operations -
Proceeds from divestitures of divisions	–	1,146.3
Other investing activities of discontinued operations	0.3	2.9
Net cash (used in) provided by investing activities	(11.9)	1,187.9

Cash flows from financing activities:
Checks in excess of bank balance	(11.4)	10.6
Change in restricted cash for amounts in escrow related to debt	(30.3)	–
Principal payments on debt, including pre-payments	(121.5)	(920.9)
Borrowings on revolving credit facility	88.0	260.0
Payments on revolving credit facility	(150.0)	(315.0)
Principal payments under capital lease obligations	(10.8)	(9.6)
Issuance of common stock	150.2	–
Dividends paid on convertible perpetual preferred stock	(19.5)	(19.5)
Debt amendment costs	–	(11.2)
Distributions to minority interests of consolidated affiliates	(26.3)	(19.5)
Other	(0.3)	0.1
Net cash used in financing activities of discontinued operations	(1.5)	(48.3)
Net cash used in financing activities	(133.4)	(1,073.3)

Effect of exchange rate changes on cash and cash equivalents	0.8	0.1
Increase (decrease) in cash and cash equivalents	4.8	(24.4)
Cash and cash equivalents at beginning of period	19.8	27.1
Cash and cash equivalents of divisions and facilities held for sale at
beginning of period	0.4	14.4
Less: Cash and cash equivalents of divisions and facilities held for sale
at end of period	(0.1)	(1.2)
Cash and cash equivalents at end of period	$ 24.9	$ 15.9

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

Reclassifications—

Certain financial results have been reclassified to conform to the current period presentation. Such reclassifications primarily relate to one hospital and one gamma knife radiosurgery center we identified in the three months ended September 30, 2008 that qualify under Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to be reported as assets held for sale and discontinued operations. We reclassified our condensed consolidated balance sheet as of December 31, 2007 to show the assets and liabilities of these qualifying facilities as held for sale. We also reclassified our condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2007 and our condensed consolidated statement of cash flows for the nine months ended September 30, 2007 to show the results of these qualifying facilities as discontinued operations.

Business Combinations—

On July 31, 2008, we completed the acquisition of The Rehabilitation Hospital of South Jersey. We accounted for this acquisition under the purchase method of accounting in accordance with FASB Statement No. 141, Business Combinations, and reported the results of operations of the acquired hospital from the date of acquisition. We have not prepared pro forma financial information as the results of operations of this acquired company and its assets are not material on a consolidated basis.

In August 2008, we acquired an inpatient rehabilitation unit at the Medical Center of Arlington in Texas. In August 2008, we also acquired an inpatient rehabilitation hospital in Midland, Texas from Rehabcare Corporation. The operations of both of these facilities were relocated to existing HealthSouth hospitals in the respective areas. Under the guidance of FASB Statement No. 141 and Emerging Issues Task Force (“EITF”) Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business,” neither of these transactions qualified as the purchase of a “business.” Therefore, we accounted for the purchase of these discrete sets of assets under the guidance in FASB Statement No. 142, Goodwill and Other Intangible Assets.

See Note 4, Goodwill and Other Intangible Assets, for additional information related to the above transactions.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

On a recurring basis, we are required to measure our available-for-sale restricted and nonrestricted marketable securities, the liability for the common stock and related common stock warrants associated with the securities litigation settlement (see Note 12, Securities Litigation Settlement), and our interest rate swap at fair value. The fair values of our available-for-sale restricted and nonrestricted marketable securities and the liability for the common stock associated with the securities litigation settlement are determined based on quoted market prices in active markets. The fair value of the liability for the common stock warrants associated with the securities litigation settlement is determined using a Black-Scholes model with weighted-average assumptions for historical volatility of our common stock, the risk-free interest rate, and the expected term of the underlying warrants. The fair value of our interest rate swap is determined using the present value of the fixed leg and floating leg of the swap. The value of the fixed leg is the present value of the known fixed coupon payments discounted at the rates implied by the LIBOR-swap curve. The value of the floating leg is the present value of the floating coupon payments which are derived from the forward LIBOR-swap rates and discounted at rates from the same yield curve. Each series of cash flows is discounted by market rates of interest.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The fair values of our financial assets and liabilities that are measured on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
September 30, 2008	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Restricted marketable securities	$ 27.8	$ 27.8	$ –	$ –	M
Other current assets:
Marketable securities	0.6	0.6	–	–	M
Accrued expenses and other current
liabilities:
Interest rate swap	(45.5)	–	(45.5)	–	I
Government, class action, and related
settlements:
Securities Litigation Settlement
liability—common stock	(92.6)	(92.6)	–	–	M
Securities Litigation Settlement
liability—common stock
warrants	(38.6)	–	(38.6)	–	I

(1)	As discussed above, FASB Statement No. 157 identifies three valuation techniques: market approach (M), cost approach (C), and income approach (I).

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

FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, delayed the effective date of FASB Statement No. 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. During the nine months ended September 30, 2008, we recorded an impairment charge of $0.6 million. This charge represented our write-down of certain long-lived assets associated with one of our hospitals to their estimated fair value based on an offer we received from a third party to acquire the assets. During the three and nine months ended September 30, 2007, we recorded impairment charges of $0.4 million and $15.1 million, respectively, related to our long-lived assets. Approximately $14.5 million of these charges during the nine months ended September 30, 2007 related to the Digital Hospital (as defined in Note 5, Property and Equipment, to the consolidated financial statements included in our 2007 Form 10-K). During 2007, we wrote the Digital Hospital down by $14.5 million to its estimated fair value based on an offer we had received from a third party to acquire our corporate campus and the estimated net proceeds we expected to receive from this potential sale transaction.

During the three and nine months ended September 30, 2008, we recorded impairment charges of $8.4 million and $9.0 million, respectively, as part of our results of discontinued operations. During the three and nine months ended September 30, 2007, we recorded impairment charges of $1.3 million and $37.2 million, respectively, as part of our results of discontinued operations. See Note 9, Assets Held for Sale and Results of Discontinued Operations.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. FAS 157-3 clarified the application of FASB Statement No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

reaffirmed the notion of fair value as an exit price as of the measurement date. The guidance also clarified how management’s internal cash flow and discount rate assumptions should be considered when measuring fair value when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes (e.g., broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The FSP was effective upon issuance, including prior periods for which financial statements had not been issued, or the third quarter of 2008 for HealthSouth. The issuance of this FSP did not have a material impact on our financial position, results of operation, or cash flows, nor did it significantly impact the way in which we estimate the fair value of our financial assets.

Recent Accounting Pronouncements—

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations. FASB Statement No. 141(R) contains significant changes in the accounting for and reporting of business acquisitions, and it continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. It changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Further, certain of the changes will introduce more volatility into earnings and thus may impact a company’s acquisition strategy. In addition, FASB Statement No. 141(R) will impact the annual goodwill impairment test associated with acquisitions that close both before and after the effective date of the new standard. FASB Statement No. 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first annual reporting period beginning on or after December 15, 2008, or January 1, 2009 for HealthSouth. We do not expect the adoption of FASB Statement No. 141(R) to have a material impact on our financial position, results of operations, or cash flows.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. FASB Statement No. 160 establishes accounting and reporting standards for minority interests (recharacterized as noncontrolling interests and classified as a component of equity) and for the deconsolidation of a subsidiary. FASB Statement No. 160 is effective for fiscal years beginning on or after December 15, 2008, or January 1, 2009 for HealthSouth. The Statement is to be applied prospectively, however the presentation and disclosure requirements of the Statement will need to be applied retrospectively for all periods presented. We do not expect the adoption of FASB Statement No. 160 to have a material impact on our financial position, results of operations, or cash flows. However, it will change the way in which we account for and report our minority interests.

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

We do not expect FASB Statement No. 161 to significantly change the way in which we currently disclose our derivative instrument. As of September 30, 2008, we maintained only one derivative instrument under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This instrument is an interest rate swap we are required to maintain under the terms of our Credit Agreement (as defined in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2007 Form 10-K). For additional information regarding our derivative instrument, see Note 1, Summary of Significant Accounting Policies, “Derivative Instruments,” and Note 8, Long-term Debt, “Interest Rate Swap,” of the notes to the consolidated financial statements included in our 2007 Form 10-K.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R) and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, or January 1, 2009 for

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

HealthSouth. The guidance within the FSP for determining the useful life of a recognized intangible asset will be applied prospectively to intangible assets acquired after the effective date. The additional disclosure requirements of the FSP will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We do not expect the adoption of this FSP to have a material impact on our financial position, results of operations, or cash flows.

Since the filing of our 2007 Form 10-K, we do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

2.	Liquidity:

While we continue to make progress in improving our leverage and liquidity, we remain highly leveraged.

With the continued deleveraging of the Company as a priority, on June 27, 2008, we finalized the issuance and sale of 8.8 million shares of our common stock to J.P. Morgan Securities Inc. for net proceeds of approximately $150 million (see Note 7, Shareholders’ Deficit) and used the majority of these net proceeds to reduce our total debt outstanding. This debt reduction was in addition to the use of the net proceeds from the sale of our corporate campus (see Note 3, Property and Equipment) in April 2008 to reduce total debt outstanding. In addition, during October 2008, we used the majority of our federal income tax refund for tax years 2000 through 2003 (see Note 10, Income Taxes) to reduce amounts outstanding under our Credit Agreement. In total and through October 2008, we have reduced our total debt outstanding by approximately $208 million since December 31, 2007.

In addition, we plan to use the majority of the net proceeds from our settlement with UBS Securities, LLC and UBS AG, Stamford Branch (see Note 13, Contingencies) to reduce long-term debt. However, no assurances can be given as to the exact timing of the receipt of such proceeds.

Our primary sources of funding are cash flows from operations and borrowings under our revolving credit facility. As of September 30, 2008, we had approximately $24.9 million in Cash and cash equivalents. This amount excludes approximately $73.4 million in Restricted cash and $27.8 million of Restricted marketable securities, which are assets whose use is restricted because of various obligations we have under lending agreements, partnership agreements, and other arrangements, primarily related to our captive insurance company. As of September 30, 2008, Restricted cash included approximately $30.3 million held in escrow by the trustee of our 10.750% Senior Subordinated Notes due 2008. This cash was used to redeem the remaining balance of these notes on their maturity date of October 1, 2008 (see Note 6, Long-term Debt) and is included in the total debt reduction discussed in the previous paragraph.

In light of the current global economic situation, we have evaluated and quantified, to the extent practicable, our exposure to counterparties who have or may likely experience significant threats to their ability to adequately service our needs. We monitor the financial strength of our depositories, creditors, derivative counterparties, and insurance carriers using publicly available information, as well as qualitative inputs. We have recently drawn on the revolving credit facility and issued letters of credit under its subfacility without incident. More specifically, on September 30, 2008, we drew $13.0 million on our revolving credit facility, and on October 15, 2008, we made an additional $40.0 million draw, both of which were used for general corporate purposes. Based on our current borrowing capacity and compliance with the financial covenants under our Credit Agreement, we do not believe there is significant risk in our ability to make additional draws under our revolving credit facility, if needed. However, no such assurances can be provided.

In addition, we do not face substantial refinancing risk, as our revolving credit facility does not expire until 2012, our Term Loan Facility does not mature until 2013, and the majority of our bonds are not due until 2014 and 2016.

We have additional scheduled principal payments, including debt maturities, of $6.1 million (in addition to the $30.3 million redemption of the 10.750% Senior Subordinated Notes that was made on October 1, 2008, as discussed above) and $25.3 million in the remainder of 2008 and 2009, respectively, related to long-term debt obligations (see Note 6, Long-term Debt).

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As with any company carrying significant debt, our primary risk relating to our high leverage is the possibility that a rapid increase in interest rates and/or a down-turn in operating earnings could impair our ability to comply with the financial covenants contained within our Credit Agreement. Loans under our Credit Agreement bear interest at a rate of, at our option, 1-month, 2-month, 3-month, or 6-month LIBOR or the Prime rate, plus an applicable margin that varies depending upon our leverage ratio and corporate credit rating. Our primary covenants include a leverage ratio and an interest coverage ratio. To violate the interest coverage ratio, we would need to fail the test for four consecutive quarters. As of September 30, 2008, we were in compliance with the covenants under our Credit Agreement. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms as favorable to those in our existing Credit Agreement. Under such circumstances, there is also the potential our lenders would not grant relief to us which, among other things, would depend upon the state of the credit markets at that time. A default due to violation of the covenants contained within our Credit Agreement, if not cured, could require us to immediately repay all amounts then outstanding under the Credit Agreement. See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our 2007 Form 10-K, for a discussion of risks and uncertainties facing us. Changes in our business or other factors may occur that might have a material adverse impact on our financial position, results of operations, and cash flows.

3.	Property and Equipment:

Property and equipment consists of the following (in millions):

	September 30, 2008	December 31, 2007
Land	$ 66.1	$ 74.9
Buildings	889.7	917.0
Leasehold improvements	26.4	24.1
Furniture, fixtures, and equipment	342.4	340.5
	1,324.6	1,356.5
Less: Accumulated depreciation and amortization	(655.1)	(634.5)
	669.5	722.0
Construction in progress	7.4	7.6
Property and equipment, net	$ 676.9	$ 729.6

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

The proceeds of this transaction were used to reduce our debt outstanding in April 2008 (see Note 6, Long-term Debt).

The agreement includes a deferred purchase price component related to the Digital Hospital. If Daniel sells, or otherwise monetizes its interest in, the Digital Hospital for cash consideration to a third party, we are entitled to 40% of the net profit, if any and as defined in the sale agreement, realized by Daniel. In September 2008, Daniel Corporation announced that it had reached an agreement with Trinity Medical Center (“Trinity”) pursuant to which Trinity will acquire the Digital Hospital. The purchase price of this transaction has not been made public, and the transaction is subject to Trinity receiving approval for a certificate of need (“CON”) from the applicable state board of Alabama. Currently, there is opposition to the potential approval of Trinity’s CON request, and it could take months to finalize any decision by the applicable Alabama board. Therefore, no

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

assurances can be given as to whether or when any such cash flows related to the deferred purchase price component of our agreement with Daniel will be received, if any, if Daniel is able to realize a net profit on its transaction with Trinity.

4.	Goodwill and Other Intangible Assets:

As discussed in Note 1, Basis of Presentation, we completed the acquisition of The Rehabilitation Hospital of South Jersey on July 31, 2008. As a result of this transaction, our Goodwill increased from $406.1 million as of December 31, 2007 to $414.4 million as of September 30, 2008.

As discussed in Note 1, Basis of Presentation, we also completed two market consolidation transactions during the third quarter of 2008. As a result of all three transactions, our other intangible assets have increased. The following table provides information regarding our other intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
Certificates of need:
September 30, 2008	$ 5.8	$ (1.7)	$ 4.1
December 31, 2007	2.7	(1.6)	1.1
Licenses:
September 30, 2008	$ 50.7	$ (34.3)	$ 16.4
December 31, 2007	50.3	(32.5)	17.8
Noncompete agreements:
September 30, 2008	$ 17.0	$ (6.1)	$ 10.9
December 31, 2007	11.8	(4.6)	7.2
Market access assets:
September 30, 2008	$ 13.2	$ (0.1)	$ 13.1
December 31, 2007	–	–	–
Total intangible assets:
September 30, 2008	$ 86.7	$ (42.2)	$ 44.5
December 31, 2007	64.8	(38.7)	26.1

None of our other intangible assets has an estimated residual value. The range of estimated useful lives and the amortization basis for our other intangible assets are as follows:

Estimated Useful Life and Amortization Basis
Certificates of need	13 to 30 years using straight-line basis
Licenses	10 to 20 years using straight-line basis
Noncompete agreements	3 to 10 years using straight-line basis
Market access assets	20 years using accelerated basis

The market access assets acquired during 2008 were valued using discounted cash flows under the income approach. The value of the market access assets is attributable to our ability to gain access to and penetrate the former facilities’ historical market patient base. To determine this value, we first developed a debt-free net cash flow forecast under various patient volume scenarios. The debt-free net cash flow was then discounted back to present value using a discount factor, which included an adjustment for company-specific risk. As noted in the above table, we are amortizing these assets over 20 years using an accelerated basis that reflects the pattern in which we believe the economic benefits of the market access assets will be consumed.

Amortization expense for other intangible assets is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Amortization expense	$ 1.3	$ 1.1	$ 3.5	$ 3.2

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Total estimated amortization expense for our other intangible assets for the next five years is as follows (in millions):

Estimated Amortization Expense
October 1 through December 31, 2008	$ 1.8
2009	7.1
2010	6.6
2011	6.2
2012	3.9
2013	3.7

5.	Investments in and Advances to Nonconsolidated Affiliates:

Investments in and advances to nonconsolidated affiliates as of September 30, 2008 represents our investment in 18 partially owned subsidiaries, of which 13 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of our subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates, but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from 4% to 51%. We account for these investments using the cost and equity methods of accounting.

The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net operating revenues	$ 17.8	$ 15.8	$ 55.1	$ 48.4
Operating expenses	(10.9)	(10.1)	(25.6)	(31.3)
Income from continuing operations	6.9	5.7	29.5	17.1
Net income	6.4	5.4	28.4	16.5

6.	Long-term Debt:

Our long-term debt outstanding consists of the following (in millions):

	September 30,	December 31,
	2008	2007
Advances under $400 million revolving credit facility	$ 13.0	$ 75.0
Term Loan Facility	818.7	862.8
Bonds Payable -
7.000% Senior Notes due 2008	–	5.0
10.750% Senior Subordinated Notes due 2008	30.3	30.3
8.500% Senior Notes due 2008	–	9.4
8.375% Senior Notes due 2011	0.3	0.3
7.625% Senior Notes due 2012	1.5	1.5
Floating Rate Senior Notes due 2014	366.0	375.0
10.75% Senior Notes due 2016	512.7	558.2
Notes payable to banks and others at interest rates from 7.9% to 12.9%	12.9	17.0
Capital lease obligations	121.4	108.2
	1,876.8	2,042.7
Less: Current portion	(56.0)	(68.3)
Long-term debt, net of current portion	$ 1,820.8	$ 1,974.4

For a description of our indebtedness, see Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2007 Form 10-K.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
October 1 through December 31, 2008	$ 36.4	$ 36.4
2009	25.3	25.3
2010	22.6	22.6
2011	21.7	21.7
2012	32.8	32.8
2013	792.7	792.7
Thereafter	952.0	945.3
Total	$ 1,883.5	$ 1,876.8

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

As discussed in Note 7, Shareholders’ Deficit, we finalized the issuance and sale of 8.8 million shares of our common stock on June 27, 2008. During the second and third quarters of 2008, we used the net proceeds from the equity offering to reduce amounts outstanding on our Term Loan Facility by $39.8 million, to redeem $41.6 million of our 10.75% Senior Notes due 2016, and to redeem $9.0 million of our Floating Rate Senior Notes due 2014. The remainder of the net proceeds was used to reduce amounts outstanding under our revolving credit facility.

As a result of the pre-payments and bond redemptions discussed above, we allocated a portion of the debt discounts and fees associated with this debt to the debt that was extinguished and expensed debt discounts and fees totaling approximately $0.8 million and $2.4 million to Loss on early extinguishment of debt during the three and nine months ended September 30, 2008, respectively. Our Loss on early extinguishment of debt for the three and nine months ended September 30, 2008 also includes $1.3 million and $3.4 million, respectively, of premiums associated with the redemption of the 10.75% Senior Notes due 2016 and Floating Rate Senior Notes due 2014.

As discussed in Note 2, Liquidity, Restricted cash as of September 30, 2008 includes $30.3 million held in escrow by the trustee of our 10.750% Senior Subordinated Notes due 2008. This cash was used to redeem the remaining balance of these notes on their maturity date of October 1, 2008.

In October 2008, we made a $40.0 million draw on our revolving credit facility for general corporate purposes. During October 2008, we also redeemed an additional $18.8 million of our 10.75% Senior Notes due 2016.

As discussed in Note 10, Income Taxes, in October 2008, we received a total cash refund of approximately $46 million (including interest) attributable to our settlement with the Internal Revenue Service (the “IRS”) for tax years 2000 through 2003. We used $33.0 million of this refund to reduce amounts outstanding under our Credit Agreement. The remainder was used to pay expenses incurred to obtain the income tax refund and for other general corporate purposes.

In total and through October 2008, we have reduced our total debt outstanding by approximately $208 million since December 31, 2007. In addition, we plan to use the majority of the net proceeds from our settlement with UBS (see Note 13, Contingencies) to reduce long-term debt. However, no assurances can be given as to the exact timing of the receipt of such proceeds.

As a result of the above pre-payments during 2008, the quarterly installments due on our Term Loan Facility were reduced from approximately $2.2 million as of December 2007 to approximately $2.0 million as of October 2008, with the balance payable upon the final maturity of the Term Loan Facility in 2013.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Continuing operations:
Interest expense	$ 38.8	$ 58.4	$ 126.4	$ 171.8
Amortization of debt discounts	0.1	0.2	0.4	0.4
Amortization of consent fees/bond issue costs	0.5	0.5	1.5	1.5
Amortization of loan fees	1.0	1.1	3.0	4.2
Total interest expense and amortization of
debt discounts and fees for continuing
operations	40.4	60.2	131.3	177.9
Discontinued operations:
Interest expense	0.3	0.7	1.1	45.3
Total interest expense for discontinued
operations	0.3	0.7	1.1	45.3
Total interest expense and amortization of debt
discounts and fees	$ 40.7	$ 60.9	$ 132.4	$ 223.2

Our interest payments increase or decrease in accordance with changes in interest rates. However, the vast majority of our variable interest payments will be offset by net settlement payments or receipts on our interest rate swap, which are included in the line item Loss on interest rate swap in our condensed consolidated statements of operations and comprehensive income.

7.	Shareholders’ Deficit

On June 27, 2008, HealthSouth finalized the issuance and sale of 8.8 million shares of its common stock to J.P. Morgan Securities Inc. for net proceeds of approximately $150 million. The Company used the net proceeds of the offering primarily for redemption and repayment of short-term and long-term borrowings. See Note 2, Liquidity, and Note 6, Long-term Debt, for additional information regarding use of the net proceeds.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The effects of this transaction on the number of our common shares outstanding, Common stock, and Capital in excess of par value are as follows (in millions):

Nine Months Ended
September 30, 2008
NUMBER OF COMMON SHARES OUTSTANDING
Balance at December 31, 2007	78.7
Issuance of common stock	8.8
Issuance of restricted stock	0.4
Purchase or receipt of treasury stock	(0.1)
Other	0.2
Balance at September 30, 2008	88.0

COMMON STOCK
Balance at December 31, 2007	$ 0.9
Issuance of common stock	0.1
Balance at September 30, 2008	$ 1.0

CAPITAL IN EXCESS OF PAR VALUE
Balance at December 31, 2007	$ 2,820.4
Dividends declared on convertible perpetual preferred stock	(19.5)
Issuance of common stock	150.1
Stock issuance costs	(0.3)
Stock issued to employees exercising stock options	0.3
Stock-based compensation	3.9
Restricted stock and other plans, less cancellations	0.2
Amortization of restricted stock	4.6
Balance at September 30, 2008	$ 2,959.7

8.	Guarantees:

Primarily in conjunction with the sale of certain facilities, including the sale of our surgery centers, outpatient, and diagnostic divisions during 2007, HealthSouth assigned, or remained as a guarantor on, the leases of certain properties and equipment to certain purchasers and, as a condition of the lease, agreed to act as a guarantor of the purchaser’s performance on the lease. HealthSouth also remained as a guarantor to certain purchase and servicing contracts that were assigned to the buyer of our diagnostic division in connection with the sale. Should the purchaser fail to pay the obligations due on these leases or contracts, the lessor or vendor would have contractual recourse against us.

As of September 30, 2008, we were secondarily liable for 131 such guarantees. The remaining terms of these guarantees ranged from one month to 210 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $100.4 million.

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

These guarantees are not secured by any assets under the agreements. As of September 30, 2008, we have been required to perform under one such guarantee. Amounts paid under this guarantee were not material to our financial position, results of operations, or cash flows.

9.	Assets Held for Sale and Results of Discontinued Operations:

During the three months ended September 30, 2008, we identified one hospital and one gamma knife radiosurgery center that qualified under FASB Statement No. 144 to be reported as assets held for sale and

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

discontinued operations. For these facilities, we reclassified our condensed consolidated balance sheet as of December 31, 2007 to show the assets and liabilities of these qualifying facilities as held for sale. We also reclassified our condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2007 and our condensed consolidated statement of cash flows for the nine months ended September 30, 2007 to show the results of these qualifying facilities as discontinued operations.

The operating results of discontinued operations, including the allocation of $0.3 million and $43.3 million, respectively, of interest expense for the three and nine months ended September 30, 2007 (as discussed in Note 6, Long-term Debt), are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net operating revenues	$ 8.0	$ 44.2	$ 24.7	$ 611.0
Costs and expenses	2.3	39.5	26.4	584.3
Impairments	8.4	1.3	9.0	37.2
(Loss) income from discontinued operations	(2.7)	3.4	(10.7)	(10.5)
(Loss) gain on disposal of assets of
discontinued operations	(0.1)	1.6	(0.1)	3.1
Gain of divestitures of divisions	–	40.4	18.7	443.6
Income tax (expense) benefit	–	(7.9)	0.7	37.5
(Loss) income from discontinued
operations, net of tax	$ (2.8)	$ 37.5	$ 8.6	$ 473.7

As discussed in Note 13, Contingencies, we have recorded charges related to settlements and ongoing negotiations with certain of our current and former subsidiary partnerships related to the restatement of their historical financial statements. The portion of these charges that is attributable to partnerships of our surgery centers division has been included in our results of discontinued operations. No charges were made to partnerships in our outpatient or diagnostic divisions during the periods presented. We have and may continue to incur additional charges related to these ongoing negotiations with our partners and former partners.

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

During the three and nine months ended September 30, 2008, we recorded impairment charges of $8.4 million and $9.0 million, respectively. The majority of these charges related to the hospital that qualified to be reported as discontinued operations during the third quarter of 2008. We determined the fair value of the impaired long-lived assets at the hospital primarily based on the assets’ estimated fair value using valuation techniques that included third-party appraisals and a preliminary offer from a third party to purchase the assets.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Assets and liabilities held for sale consist of the following (in millions):

	September 30, 2008	December 31, 2007
Assets:
Cash and cash equivalents	$ 0.1	$ 0.4
Restricted cash	–	1.6
Accounts receivable, net	2.9	9.6
Other current assets	2.2	7.4
Total current assets	5.2	19.0
Property and equipment, net	12.6	27.4
Goodwill	13.9	48.8
Intangible assets, net	0.3	1.8
Other long-term assets	0.5	–
Total long-term assets	27.3	78.0
Total assets	$ 32.5	$ 97.0
Liabilities:
Current portion of long-term debt	$ 0.4	$ 0.4
Accounts payable	0.9	2.2
Accrued expenses and other current liabilities	7.3	19.7
Deferred amounts related to sale of surgery centers division	26.5	66.3
Total current liabilities	35.1	88.6
Long-term debt, net of current portion	2.1	2.4
Other long-term liabilities	1.6	1.8
Total long-term liabilities	3.7	4.2
Total liabilities	$ 38.8	$ 92.8

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

In August and November 2007, we received approval for the transfer of the applicable facilities in Connecticut and Rhode Island, respectively, but approval for the applicable facilities in Illinois remained pending as of December 31, 2007. On January 28, 2008, we received approval for the change in control of five of the six Illinois facilities. The sixth facility has an outstanding relocation project, and we expect to file the application for change in control for this facility when the relocation project is complete, which is expected to be in the first half of 2009. In the interim, we will maintain our management agreement with ASC with respect to this facility.

During 2007, we also reached an agreement with certain of our remaining partners to sell an additional facility to ASC. This facility was an opt-out partnership at the time the original transaction closed with ASC.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

After deducting deal and separation costs, we received approximately $16.2 million of net cash proceeds in conjunction with the sale of this facility.

The assets and liabilities presented below for the surgery centers division as of September 30, 2008 include the assets and liabilities associated with the facility that had not been transferred as of September 30, 2008, as these assets will not be transferred until approval for such transfer is obtained. The assets and liabilities presented below for the surgery centers division as of December 31, 2007 include the assets and liabilities associated with the facilities that had not been transferred as of that date. As of September 30, 2008, we have deferred approximately $26.5 million of cash proceeds received at closing associated with the facility that was awaiting regulatory approval for the transfer to ASC as of September 30, 2008. We will continue to report the results of operations of this facility in discontinued operations until the transfer of the facility occurs.

The assets and liabilities of the surgery centers division reported as held for sale consist of the following (in millions):

	September 30, 2008	December 31, 2007
Assets:
Cash and cash equivalents	$ –	$ 0.4
Restricted cash	–	0.2
Accounts receivable, net	0.5	2.6
Other current assets	0.5	2.0
Total current assets	1.0	5.2
Property and equipment, net	3.6	9.1
Goodwill	13.9	48.8
Intangible assets, net	0.4	1.9
Other long-term assets	0.1	1.1
Total long-term assets	18.0	60.9
Total assets	$ 19.0	$ 66.1
Liabilities:
Current portion of long-term debt	$ 0.4	$ 0.4
Accounts payable	0.3	1.3
Accrued expenses and other current liabilities	0.8	5.8
Deferred amounts related to sale of surgery centers division	26.5	66.3
Total current liabilities	28.0	73.8
Long-term debt, net of current portion	2.1	2.4
Other long-term liabilities	0.1	0.3
Total long-term liabilities	2.2	2.7
Total liabilities	$ 30.2	$ 76.5

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The operating results of the surgery centers division included in discontinued operations consist of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net operating revenues	$ 2.2	$ 12.0	$ 8.5	$ 373.1
Costs and expenses	2.0	10.6	11.9	345.6
Impairments	0.3	0.8	0.9	3.8
(Loss) income from discontinued
operations	(0.1)	0.6	(4.3)	23.7
(Loss) gain on disposal of assets of
discontinued operations	–	(0.1)	0.1	1.8
Gain on divestiture of division	–	49.2	19.3	317.8
Income tax (expense) benefit	–	(6.3)	0.7	42.2
(Loss) income from discontinued
operations, net of tax	$ (0.1)	$ 43.4	$ 15.8	$ 385.5

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The assets and liabilities of the outpatient division reported as held for sale as of September 30, 2008 and December 31, 2007 were not material. The operating results of the outpatient division included in discontinued operations consist of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net operating revenues	$ 0.1	$ 12.7	$ 1.4	$ 120.5
Costs and expenses	(5.1)	5.5	(3.1)	106.0
Impairments	–	–	–	0.2
Income from discontinued operations	5.2	7.2	4.5	14.3
Loss on disposal of assets of discontinued
Operations	–	–	–	(1.3)
(Loss) gain on divestiture of division	–	(0.4)	–	134.2
Income tax expense	–	(3.1)	–	(7.4)
Income from discontinued
operations, net of tax	$ 5.2	$ 3.7	$ 4.5	$ 139.8

Amounts included in income from discontinued operations of our outpatient division in the three and nine months ended September 30, 2008 primarily relate to the expiration of a contingent liability associated with a prior contractual agreement associated with the division.

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

The assets and liabilities of the diagnostic division reported as held for sale as of September 30, 2008 and December 31, 2007 were not material. The operating results of the diagnostic division included in discontinued operations consist of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net operating revenues	$ –	$ 13.5	$ 1.0	$ 90.2
Costs and expenses	0.3	14.4	2.7	96.6
Impairments	0.4	0.5	0.4	33.2
Loss from discontinued operations	(0.7)	(1.4)	(2.1)	(39.6)
Gain on disposal of assets of discontinued
Operations	–	1.5	–	2.8
Loss on divestiture of division	–	(8.4)	(0.6)	(8.4)
Income tax benefit	–	1.2	–	2.2
Loss from discontinued
operations, net of tax	$ (0.7)	$ (7.1)	$ (2.7)	$ (43.0)

During the first quarter of 2007, we wrote the intangible assets and certain long-lived assets of our diagnostic division down to their estimated fair value based on the estimated net proceeds to be received from the divestiture of the division. This charge is included in impairments in the above results of operations of our diagnostic division for the nine months ended September 30, 2007. As a result of the disposition of our diagnostic division, we recorded an approximate $8.4 million post-tax loss in the third quarter of 2007 and a $0.1 million post-tax gain in the fourth quarter of 2007, for a total post-tax loss of approximately $8.3 million during the

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

year ended December 31, 2007. This loss primarily resulted from working capital adjustments based on the final balance sheet. During the first quarter of 2008, we recorded an approximate $0.5 million post-tax loss on disposal associated with the remaining facility that received approval for the transfer to The Gores Group during the first quarter of 2008.

In connection with the divestiture of our diagnostic division, we entered into a TSA with an affiliate of The Gores Group whereby we continued to provide back-office services, primarily related to communications support services, related to the operations of our diagnostic division. We also entered into an agreement whereby an affiliate of The Gores Group provided certain services related to the accounts receivable and other assets of operations we retained. Both agreements expired during 2008. The compensation we paid and received related to these services was not material to either HealthSouth or the operations of the diagnostic division.

10.	Income Taxes:

In the third quarter of 2008, we settled all federal income tax issues outstanding with the IRS for the tax years 2000 through 2003, and the Joint Committee of Congress reviewed and approved the associated income tax refunds due to the Company. In October 2008, the Company received a total cash refund of approximately $46 million, including $33 million of federal income tax refunds and $13 million of associated interest. Approximately $33 million of this federal income tax recovery was used to pay down long-term debt, as discussed in Note 6, Long-term Debt.

Our Provision for income tax benefit of $22.5 million for the three months ended September 30, 2008, includes the following: (1) current income tax expense of approximately $2.0 million attributable to state income tax expense of subsidiaries which have separate state filing requirements and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (2) deferred income tax expense of approximately $0.6 million attributable to increases in the basis difference of certain indefinite-lived assets offset by (3) current income tax benefit of approximately $25.1 million primarily attributable to state income tax refunds received, or expected to be received, and changes in the amount of unrecognized tax benefits, as discussed below.

Our Provision for income tax benefit of $21.7 million for the nine months ended September 30, 2008, includes the following: (1) current income tax expense of approximately $20.5 million attributable to a revision in previously estimated federal income tax refunds and related interest as a result of our settlement with the IRS for the tax years 2000 through 2003, state income tax expense of subsidiaries which have separate state filing requirements, and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (2) deferred income tax expense of approximately $2.0 million attributable to increases in the basis difference of certain indefinite-lived assets offset by (3) current income tax benefit of approximately $44.2 million primarily attributable to state income tax refunds received, or expected to be received, and changes in the amount of unrecognized tax benefits, as discussed below.

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

Our Provision for income tax benefit of $281.2 million and $288.2 million for the three and nine months ended September 30, 2007, respectively, consists of the following: (1) a current income tax benefit of $251.0 million and $252.8 million, respectively, the majority of which is attributable to our settlement of federal income taxes, including interest, for the years 1996 to 1999 in excess of the estimated amounts previously accrued (as discussed in Note 17, Income Taxes, to the consolidated financial statements accompanying our 2007 Form 10-K), (2) a current income tax benefit of $24.4 million, in both periods, due to a change in estimate of the Company’s state taxable income due to the IRS adjustments for the 1996 through 1999 period, (3) a current income tax benefit of $10.4 million and $22.7 million, respectively, attributable to the utilization of the period’s pre-tax loss from continuing operations to offset the gains attributable to the sale of the surgery centers and outpatient divisions (see Note 9, Assets Held for Sale and Results of Discontinued Operations), (4) current income tax expense of $3.7 million and $9.0 million, respectively, attributable to state income taxes of subsidiaries which have separate tax filing requirements, income taxes for other subsidiaries that are not included in our

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

federal consolidated income tax return, and federal alternative minimum tax liabilities, and (5) deferred income tax expense of $0.9 million and $2.7 million, respectively, attributable to subsidiaries that are not included in our federal consolidated income tax return and increases in the basis difference of certain indefinite-lived intangible assets.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. FASB Interpretation No. 48 clarifies the application of FASB Statement No. 109, Accounting for Income Taxes, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements. As a result of our adoption of FASB Interpretation No. 48, we recognized a $4.2 million increase to reserves for uncertain tax positions. This increase was accounted for as an addition to Accumulated deficit as of January 1, 2007. Including the cumulative effect increase to the reserves for uncertain tax positions, as of January 1, 2007, we had approximately $267.4 million of total gross unrecognized tax benefits, of which approximately $247.0 million would affect our effective tax rate if recognized. The amount of the unrecognized tax benefits changed significantly during the year ended December 31, 2007 due to the settlement with the IRS for the tax years 1996 through 1999, as discussed above and in Note 17, Income Taxes, to the consolidated financial statements accompanying our 2007 Form 10-K.

As of December 31, 2007, total remaining gross unrecognized tax benefits were $138.2 million, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits was $11.7 million as of December 31, 2007. The amount of unrecognized tax benefits changed during the second quarter of 2008 due to the settlement of state income tax refund claims with certain states for tax years 1996 through 1999 and the settlement with the IRS for tax years 2000 through 2003, as discussed above. The amount of unrecognized tax benefits changed during the third quarter of 2008 due to the filing of amended income tax returns for tax years 1995 through 1999 with the IRS, non-unitary state claims for tax years 2000 through 2003, and the running of the statute of limitations on certain state claims. Total remaining gross unrecognized tax benefits were $79.2 million as of September 30, 2008, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits at September 30, 2008 was $10.2 million.

A reconciliation of the change in our unrecognized tax benefits from December 31, 2007 to September 30, 2008 is as follows (in millions):

	Gross Unrecognized Income Tax Benefits	Accrued Interest and Penalties
Balance at December 31, 2007	$ 138.2	$ 11.7
Gross amount of increases in unrecognized tax benefits related to
prior periods	0.1	0.3
Gross amount of decreases in unrecognized tax benefits related to
prior periods	(2.6)	–
Balance at March 31, 2008	135.7	12.0
Gross amount of increases in unrecognized tax benefits related to
prior periods	0.2	0.9
Gross amount of decreases in unrecognized tax benefits related to
prior periods	(11.1)	–
Decreases in unrecognized tax benefits relating to settlements with
taxing authorities	(47.6)	–
Balance at June 30, 2008	77.2	12.9
Gross amount of increases in unrecognized tax benefits related to
prior periods	14.3	0.1
Gross amount of decreases in unrecognized tax benefits related to
prior periods	(10.0)	(0.7)
Reduction to unrecognized tax benefits as a result of a lapse of the
applicable statute of limitations	(2.3)	(2.1)
Balance at September 30, 2008	$ 79.2	$ 10.2

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the three months ended September 30, 2008, we recorded $0.7 million of interest income as part of our income tax provision. During the nine months ended September 30, 2008, we recorded $2.1 million of

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

interest expense as part of our income tax provision. For the three and nine months ended September 30, 2007, we recorded $125.0 million and $126.8 million, respectively, of interest income as part of our income tax provision. Total accrued interest income was $17.3 million and $19.5 million as of September 30, 2008 and December 31, 2007, respectively.

HealthSouth and its subsidiaries’ federal and state income tax returns are periodically examined by various regulatory taxing authorities. In connection with such examinations, we settled federal income tax examinations with the IRS for all tax years through 2003, including receipt of the applicable cash refund for tax years 1996 through 1999 in October 2007 and receipt of the applicable cash refund for tax years 2000 through 2003 in October 2008.

For the tax years that remain open under the applicable statutes of limitations, amounts related to these unrecognized tax benefits have been considered by management in its estimate of our potential net recovery of prior years’ income taxes. However, at this time, we cannot estimate a range of the reasonably possible change that may occur.

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

11.     Earnings per Common Share:

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic:
Numerator:
Income from continuing operations	$ 9.4	$ 250.1	$ 61.9	$ 225.5
Less: Convertible perpetual preferred stock
dividends	(6.5)	(6.5)	(19.5)	(19.5)
Income from continuing operations available
to common shareholders	2.9	243.6	42.4	206.0
(Loss) income from discontinued operations, net
of tax	(2.8)	37.5	8.6	473.7
Net income available to common shareholders	$ 0.1	$ 281.1	$ 51.0	$ 679.7

Denominator:
Basic weighted average common shares outstanding	87.4	78.5	81.6	78.6

Basic earnings per common share:
Income from continuing operations
available to common shareholders	$ 0.03	$ 3.10	$ 0.52	$ 2.62
(Loss) income from discontinued operations,
net of tax	(0.03)	0.48	0.11	6.03
Net income available to common shareholders	$ 0.00	$ 3.58	$ 0.63	$ 8.65

Diluted:
Numerator:
Income from continuing operations	$ 9.4	$ 250.1	$ 61.9	$ 225.5
(Loss) income from discontinued operations, net
of tax	(2.8)	37.5	8.6	473.7
Net income available to common shareholders	$ 6.6	$ 287.6	$ 70.5	$ 699.2

Denominator:
Diluted weighted average common shares
outstanding	101.0	91.8	95.1	91.9

Diluted earnings per common share:
Income from continuing operations	$ 0.03	$ 2.72	$ 0.52	$ 2.45
(Loss) income from discontinued operations,
net of tax	(0.03)	0.41	0.11	5.16
Net income available to common shareholders	$ 0.00	$ 3.13	$ 0.63	$ 7.61

Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options, restricted stock awards, restricted stock units, and convertible perpetual preferred stock. For the three months ended September 30, 2008 and 2007, the number of potential shares approximated 13.6 million and 13.3 million, respectively. For the nine months ended September 30, 2008 and 2007, the number of potential shares approximated 13.5 million and 13.3 million, respectively. For the three and nine months ended September 30, 2008 and 2007, approximately 13.1 million of the potential shares related to our Convertible perpetual preferred stock. For the three and nine months ended September 30, 2008, adding back the dividends for the convertible perpetual preferred stock to our Income from continuing operations available to common shareholders causes a per share increase when calculating diluted earnings per common share resulting in an

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

antidilutive per share amount. Therefore, basic and diluted earnings per common share are the same for the three and nine months ended September 30, 2008.

Options to purchase approximately 2.4 million and 2.6 million shares of common stock were outstanding during the three and nine months ended September 30, 2008 and 2007, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.

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

In September 2006, we agreed to issue approximately 5.0 million shares of common stock and warrants to purchase approximately 8.2 million shares of common stock to settle our class action securities litigation. This agreement received final court approval on January 11, 2007. As of September 30, 2008, these shares of common stock and warrants have not been issued and are not included in our basic or diluted common shares outstanding. For additional information, see Note 12, Securities Litigation Settlement.

As described in Note 7, Shareholders’ Deficit, we finalized the issuance and sale of 8.8 million shares of our common stock to J.P. Morgan Securities Inc. on June 27, 2008. The increase in our basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2008 compared to the same periods of 2007 is primarily the result of this transaction.

12.	Securities Litigation Settlement:

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

On January 8, 2004, the plaintiffs in the Consolidated Securities Action filed a consolidated class action complaint. The complaint named us as a defendant, as well as more than 30 of our current and former employees, officers and directors, the underwriters of our debt securities, and our former auditor. The complaint alleged, among other things, (1) that we misrepresented or failed to disclose certain material facts concerning our business and financial condition and the impact of the Balanced Budget Act of 1997 on our operations in order

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

to artificially inflate the price of our common stock, (2) that from January 14, 2002 through August 27, 2002, we misrepresented or failed to disclose certain material facts concerning our business and financial condition and the impact of the changes in Medicare reimbursement for outpatient therapy services on our operations in order to artificially inflate the price of our common stock, and that some of the individual defendants sold shares of such stock during the purported class period, and (3) that Richard M. Scrushy, our former chairman and chief executive officer, instructed certain former senior officers and accounting personnel to materially inflate our earnings to match Wall Street analysts’ expectations, and that senior officers of HealthSouth and other members of a self-described “family” held meetings to discuss the means by which our earnings could be inflated and that some of the individual defendants sold shares of our common stock during the purported class period. The consolidated class action complaint asserted claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, and claims under Sections 10(b), 14(a), 20(a) and 20A of the Securities Exchange Act of 1934.

On February 22, 2006, we announced we had reached a preliminary agreement in principle with the lead plaintiffs in the Stockholder Securities Action, the Bondholder Securities Action, and the derivative litigation (as discussed in Note 13, Contingencies, “Derivative Litigation”), as well as with our insurance carriers, to settle claims filed in those actions against us and many of our former directors and officers. On September 26, 2006, the plaintiffs in the Stockholder Securities Action and the Bondholder Securities Action, HealthSouth, and certain individual former HealthSouth employees and board members entered into and filed a stipulation of partial settlement of this litigation. We also entered into definitive agreements with the lead plaintiffs in these actions and the derivative actions (as discussed in Note 13, Contingencies, “Derivative Litigation”), as well as certain of our insurance carriers, to settle the litigation. These settlement agreements memorialized the terms contained in the preliminary agreement in principle entered into in February 2006. On September 28, 2006, the United States District Court entered an order preliminarily approving the stipulation and settlement. Following a period to allow class members to opt out of the settlement and for objections to the settlement to be lodged, the Court held a hearing on January 8, 2007 and determined the proposed settlement was fair, reasonable and adequate to the class members and that it should receive final approval. An order approving the settlement was entered on January 11, 2007. Individual class members representing approximately 205,000 shares of common stock and one bondholder with a face value of $1.5 million elected to be excluded from the settlement. The order approving the settlement bars claims by the non-settling defendants arising out of or relating to the Stockholder Securities Action, the Bondholder Securities Action, and the derivative litigation but does not prevent other security holders excluded from the settlement from asserting claims directly against the Company.

Under the settlement agreements, federal securities and fraud claims brought in the Consolidated Securities Action against us and certain of our former directors and officers were settled in exchange for aggregate consideration of $445 million, consisting of HealthSouth common stock and warrants valued at $215 million and cash payments by HealthSouth’s insurance carriers of $230 million. In addition, the settlement agreements provided that the plaintiffs in the Stockholder Securities Action and the Bondholder Securities Action will receive 25% of any net recoveries from future judgments obtained by us or on our behalf with respect to certain claims against Mr. Scrushy (excluding the $48 million judgment against Mr. Scrushy on January 3, 2006, as discussed in Note 13, Contingencies, “Derivative Litigation”), Ernst & Young LLP, our former auditor, and UBS Securities, LLC (“UBS Securities”), our former primary investment bank, each of which after this settlement remained a defendant in the derivative actions as well as the Consolidated Securities Action. The settlement agreements were subject to the satisfaction of a number of conditions, including final approval of the United States District Court and the approval of bar orders in the Consolidated Securities Action and the derivative litigation by the United States District Court and the Alabama Circuit Court that would, among other things, preclude certain claims by the non-settling co-defendants against HealthSouth and the insurance carriers relating to matters covered by the settlement agreements. As more fully described in Note 13, Contingencies, that approval was obtained on January 11, 2007. The settlement agreements also required HealthSouth to indemnify the settling insurance carriers, to the extent permitted by law, for any amounts they are legally obligated to pay to any non-settling defendants. As of September 30, 2008, we have not recorded a liability regarding these indemnifications, as we do not believe it is probable we will have to perform under the indemnification portion of these settlement agreements, and any amount we would be required to pay is not estimable at this time.

The fund of common stock, warrants, and cash created by settlement of the Consolidated Securities Action (the “Settlement Fund”) and the fund created by our payments under the SEC Settlement (the “Disgorgement Fund”) (see Note 20, Settlements, to the consolidated financial statements accompanying our

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

2007 Form 10-K) were the subject of a joint order entered in the United States District Court for the Northern District of Alabama on October 3, 2007. The order approved the form and manner of notice, to be provided to potential claimants of the Settlement Fund and the Disgorgement Fund, regarding the proposed plan of allocation in the Consolidated Securities Action and the distribution plan under the SEC Settlement. Pursuant to the order, eligible claimants could have filed objections to the plan of allocation in the Consolidated Securities Action or the distribution plan under the SEC Settlement on or before December 15, 2007. On February 7, 2008, the court held a joint fairness hearing approving the plan of allocation. The distribution agent is in the process of analyzing the claims for distribution.

Despite approval of the securities class action settlement, there are class members who have elected to opt out of the securities class action settlement and pursue claims individually. In addition, AIG Global Investment Corporation (“AIG”), which failed to opt out of the class settlement on a timely basis, has requested that the court allow it to opt out despite missing the district court’s deadline. In the court’s Partial Final Judgment and Order of Dismissal with Prejudice dated January 11, 2007, the court found that allowing AIG to opt out after the deadline would result in serious prejudice to us and denied AIG’s request for an expansion of time to opt out. On January 26, 2007, AIG moved for reconsideration of the court’s decision on this issue. On March 22, 2007, the district court denied AIG’s motion for reconsideration. On April 17, 2007, AIG filed a notice of appeal with the Eleventh Circuit Court of Appeals. The appeal has been consolidated with the appeal by Mr. Scrushy of one provision in the bar order in the securities litigation settlement, and has been fully briefed. On March 12, 2008, AIG appealed the plan of allocation for settlement proceeds, and on March 24, 2008, that appeal was consolidated with AIG’s appeal of April 17, 2007. On April 18, 2008, AIG dismissed its appeal challenging the plan of allocation. The Eleventh Circuit Court of Appeals has reset the date for oral argument on the Scrushy appeal and the initial AIG appeal for December 11, 2008. If the appellate court were to reverse the district court’s denial of AIG’s motion for reconsideration and allow AIG to opt out despite missing the deadline, AIG would likely bring individual claims alleging substantial damages relating to the purchase by AIG and its affiliates of HealthSouth bonds. If AIG is not successful with an appeal of that denial, AIG’s individual claims would be precluded by the securities class action settlement.

We recorded a charge of $215.0 million as Government, class action, and related settlements in our 2005 consolidated statement of operations. During each quarter subsequent to the initial recording of this liability, we reduced or increased our liability for this settlement based on the value of our common stock and the associated common stock warrants underlying the settlement. During the three months ended September 30, 2008, we increased our liability for this settlement by $14.7 million based on the value of our common stock and the associated common stock warrants at quarter end. During the three months ended September 30, 2007, we reduced our liability for this settlement by $5.9 million based on the value of our common stock and the associated common stock warrants at quarter end. During the nine months ended September 30, 2008 and 2007, we reduced our liability for this settlement by $28.6 million and $55.0 million, respectively, based on the value of our common stock and the associated common stock warrants at each period end. The corresponding liability of $131.2 million and $159.8 million as of September 30, 2008 and December 31, 2007, respectively, is included in Government, class action, and related settlements in our condensed consolidated balance sheets. The charge for this settlement will continue to be revised in future periods to reflect additional changes in the fair value of the common stock and warrants until they are issued. Distribution of the underlying common stock and warrants to purchase shares of common stock cannot occur until the order described above becomes a final, non-appealable order. At this time, and as noted above, an appeal is outstanding with the Eleventh Circuit Court of Appeals.

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

13.	Contingencies:

Significant Legal Proceedings—

We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims, and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. The

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

resolution of any such lawsuits, claims, or legal and regulatory proceedings could materially and adversely affect our financial position, results of operations, and cash flows in a given period.

Securities Litigation—

See Note 12, Securities Litigation Settlement, of these condensed consolidated financial statements and Note 20, Settlements, “Securities Litigation Settlement,” to the consolidated financial statements accompanying our 2007 Form 10-K for a discussion of the settlement entered into with the lead plaintiffs in certain securities actions.

On November 24, 2004, an individual securities fraud action captioned Burke v. HealthSouth Corp., et al., 04-B-2451 (OES), was filed in the United States District Court of Colorado against us, some of our former directors and officers, and our former auditor. The complaint makes allegations similar to those in the Consolidated Securities Action, as defined in Note 12, Securities Litigation Settlement, and asserts claims under the federal securities laws and Colorado state law based on the plaintiff’s alleged receipt of unexercised options and the plaintiff’s open-market purchases of our stock. By order dated May 3, 2005, the action was transferred to the United States District Court for the Northern District of Alabama, where it remains pending. The plaintiff in this case has not opted out of the Consolidated Securities Action settlement discussed in Note 12, Securities Litigation Settlement. Although the deadline for opting out in the Consolidated Securities Action has passed, if the Burke action resumes, we will continue to vigorously defend ourselves in this case. However, based on the stage of litigation, and review of the current facts and circumstances, we are unable to determine an amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case should litigation continue or whether any resultant liability would have a material adverse effect on our financial position, results of operations, or cash flows.

Derivative Litigation—

All lawsuits purporting to be derivative complaints filed in the Circuit Court of Jefferson County, Alabama since 2002 have been consolidated and stayed in favor of the first-filed action captioned Tucker v. Scrushy, CV-02-5212, filed August 28, 2002. Derivative lawsuits in other jurisdictions have been stayed. The Tucker complaint names as defendants a number of former HealthSouth officers and directors. Tucker also asserts claims on our behalf against Ernst & Young, UBS entities, as well as against MedCenterDirect.com (“MCD”), Capstone Capital Corp., and G.G. Enterprises. The Tucker complaint originally named UBS Group and UBS Investment Bank as defendants. As a result of the UBS defendants’ representation that UBS Securities is the proper defendant for all claims asserted in the complaint, UBS Securities is presently the named defendant in Tucker.

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

On October 22, 2008, the Company and the lead derivative stockholder plaintiffs entered into an agreement in principle with UBS Securities and UBS AG, Stamford Branch (“UBS AG”), as well as UBS Securities’ insurance carriers, to settle the claims against and by UBS Securities in the Tucker litigation. See the “Litigation Against and by UBS” section of this note for additional information.

The Tucker derivative claims against Mr. Scrushy, Ernst & Young, and other defendants listed above remain pending and have moved through fact discovery on an expedited schedule that has been coordinated

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

with the federal securities claims by former stockholders and bondholders of the Company against Mr. Scrushy and Ernst & Young.

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

We are vigorously pursuing our claims against Ernst & Young and defending the claims against us. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case. Fact discovery relating to the claims has concluded on an expedited schedule coordinated with parallel federal securities laws claims by former stockholders and bondholders of HealthSouth against Ernst & Young and with parallel state law claims pending in the Circuit Court of Jefferson County..

Litigation Against and by UBS—

In March 2003, claims on behalf of HealthSouth were brought in the Tucker derivative litigation against various UBS entities, alleging that from at least 1998 through 2002, when those entities served as our investment bankers, they breached their duties of care, suppressed information, and aided and abetted in the ongoing fraud. As a result of the UBS defendants’ representation that UBS Securities is the proper defendant for all claims asserted in the complaint, UBS Securities is presently the named defendant in Tucker. The claims allege that while the UBS entities were fiduciaries of HealthSouth, they became part of a conspiracy to artificially inflate the market price of HealthSouth stock. The complaint seeks compensatory and punitive damages, disgorgement of fees received from us by UBS entities, and attorneys’ fees and costs. On August 3, 2005, UBS Securities filed counterclaims against us. Those claims include fraud, misrepresentation, negligence, breach of contract, and indemnity against us for allegedly providing UBS Securities with materially false information concerning our financial condition to induce UBS Securities to provide investment banking services. UBS Securities’ counterclaims seek compensatory and punitive damages and a judgment declaring that HealthSouth is liable for any losses, costs, or fees incurred by UBS Securities in connection with its defense of actions relating to the services UBS Securities provided to us. In August 2006, HealthSouth and Tucker agreed to jointly prosecute the claims against UBS Securities in state court.

Additionally, on September 6, 2007, UBS AG filed an action against us in the Supreme Court of the State of New York, captioned UBS AG, Stamford Branch v. HealthSouth Corporation, Index No. 602993/07, based on the terms of a credit agreement with MCD (the “New York action”). Prior to ceasing operations in 2003, MCD provided certain services to us relating to the purchase of equipment and supplies. We also previously owned 20.2% of MCD’s equity securities. During 2003, UBS AG called its loan to MCD. In the New York action, UBS

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

AG alleged HealthSouth was the guarantor of the loan and sought recovery of the $20 million principal of its loan to MCD and approximately $8.7 million in interest. However, UBS Securities filed an Answer and Counterclaim in the Tucker derivative litigation admitting that it funded the $20 million loan to MCD. On October 1, 2007, HealthSouth removed UBS AG’s case from New York state court to federal court in the Southern District of New York, which assigned it Case No. 07 cv 8490. On December 17, 2007, UBS AG moved for summary judgment on its claim under the guarantee provisions of the credit agreement with MCD. On January 18, 2008, HealthSouth filed its opposition to UBS AG’s motion for summary judgment, and filed a cross-motion requesting the action be dismissed or stayed in deference to the Tucker derivative litigation, which alleged, among other claims, the loan by UBS AG to MCD was part of a scheme between former disloyal officers at the Company, including Mr. Scrushy, and UBS AG to siphon money from the Company.

On November 16, 2007, after HealthSouth removed UBS AG’s action from New York state court to New York federal court, UBS Securities filed an Amended Answer in the Tucker derivative litigation in Alabama seeking to change its earlier representation in that litigation that it, UBS Securities, made the loan to MCD. Instead, UBS Securities asserted in its Amended Answer that UBS AG made the loan to MCD. The Alabama court struck UBS Securities’ Amended Answer in the Tucker derivative litigation and gave UBS Securities 30 days to amend its counterclaim to assert a breach of the MCD loan agreement in that litigation, or, alternatively, granted UBS AG permission to intervene in the Tucker derivative litigation within 30 days of the order to assert claims for breach of the MCD credit agreement. On March 24, 2008, UBS Securities petitioned the Alabama Supreme Court for writs of mandamus and prohibition to set aside the Alabama court’s February 19, 2008 order, as amended on March 7, 2008. On April 23, 2008, the Alabama Supreme Court denied the petition for writs of mandamus. On April 7, 2008, pursuant to the February 19, 2008 order, as amended on March 7, 2008, UBS Securities amended its counterclaim in the Tucker derivative litigation so as to add claims against HealthSouth for breach of the MCD credit agreement.

In the New York action, the court issued an order on June 6, 2008 granting UBS AG’s motion for summary judgment and denying HealthSouth’s motion to dismiss or stay. Following the entry of an initial judgment in the incorrect amount, the court entered an amended judgment on June 16, 2008 in the amount of approximately $30.3 million in favor of UBS AG and against HealthSouth. HealthSouth moved the court to waive the requirement of a bond for security pending appeal, but in an order issued June 17, 2008, the court refused. On June 30, 2008, however, upon agreement of the parties, the court authorized HealthSouth to issue a letter of credit in the amount of $33.6 million (i.e., 111% of the amended judgment) in lieu of a bond. HealthSouth filed its notice of appeal to the U.S. Court of Appeals for the Second Circuit on July 7, 2008. As described below, as part of the agreement with UBS Securities in the Tucker derivative litigation, this appeal will be dismissed and the judgment will be satisfied and released.

As discussed above, on October 22, 2008, the Company and the lead derivative stockholder plaintiffs entered into an agreement in principle with UBS Securities and UBS AG, as well as UBS Securities’ insurance carriers, to settle litigation filed by the derivative plaintiffs on the Company’s behalf in the Tucker derivative litigation. Because Tucker is a derivative action, this settlement agreement is subject to approval of the court and HealthSouth estimates that the process for approval will take approximately 60 days from the date of the agreement in principle. Under the settlement, HealthSouth will receive $100 million in cash and a release of all claims by the UBS entities, including the release and satisfaction of the judgment in favor of UBS AG in the New York action. HealthSouth will be obligated to pay the reasonable fees of the derivative plaintiffs’ attorneys to be approved by the court. After deducting all of the Company’s costs and expenses, the Company will pay, pursuant to the settlement agreements in the Consolidated Securities Action (as discussed in Note 12, Securities Litigation Settlement) 25% of the net proceeds to those plaintiffs. The settlement does not affect the Company’s claims against Richard Scrushy or any other defendants in the Tucker derivative litigation, or against the Company’s former independent auditor, Ernst & Young, which remain pending in arbitration.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

On October 17, 2006, the arbitrator issued a final award of approximately $17.0 million to Mr. Scrushy and further ruled that Mr. Scrushy was entitled to payment by HealthSouth of approximately $4.0 million in pre-judgment interest and attorneys’ fees and expenses incurred by Scrushy in connection with the arbitration proceeding. On August 31, 2006, HealthSouth and the Tucker plaintiffs filed a joint motion in the Tucker case to offset the entire award to Mr. Scrushy in the arbitration, including fees and interest, against the approximately $48 million judgment against Mr. Scrushy in Tucker for repayment of his bonuses. Mr. Scrushy opposed that effort, and on October 17, 2006 filed a lawsuit captioned Scrushy v. HealthSouth Corporation, CA No. 2483-N, in the Delaware Court of Chancery for New Castle County seeking confirmation of the arbitration award in that court. A settlement was reached with Mr. Scrushy by which he agreed to an offset of the arbitrator’s award in the amount of $21.5 million, which amount is included in the amount collected from Mr. Scrushy on the Tucker judgment. We accrued an estimate of these legal fees as part of Professional fees—accounting, tax, and legal in our December 31, 2005 and 2004 consolidated statements of operations. While the arbitrator’s ruling provided that we may have an obligation to indemnify Mr. Scrushy for certain costs associated with ongoing litigation, the court’s order approving the settlement of the securities litigation prohibits Mr. Scrushy from seeking indemnity or contribution in the securities class action. This order has been appealed by Mr. Scrushy. As of September 30, 2008 and December 31, 2007, an estimate of these legal fees is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets.

Certain Regulatory Actions—

The False Claims Act, 18 U.S.C. § 287, allows private citizens, called “relators,” to institute civil proceedings alleging violations of the False Claims Act. These qui tam cases are sealed by the court at the time of filing. The only parties privy to the information contained in the complaint are the relator, the federal government, and the presiding court. It is possible that qui tam lawsuits have been filed against us and that we are unaware of such filings or have been ordered by the presiding court not to discuss or disclose the filing of such lawsuits. We may be subject to liability under one or more undisclosed qui tam cases brought pursuant to the False Claims Act.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Michigan Action or the settlement negotiated by Meadowbrook. The settlement agreement which was the basis for the Consent Judgment provided that Meadowbrook would pay only $0.3 million to General Medicine to settle the Michigan Action. The settlement agreement further provided that General Medicine would seek to recover the remaining balance of the Consent Judgment solely from HealthSouth.

The complaint filed by General Medicine against HealthSouth alleged that while Horizon/CMS was a wholly owned subsidiary of HealthSouth and General Medicine was an existing creditor of Horizon/CMS, we caused Horizon/CMS to transfer its assets to us for less than a reasonably equivalent value or, in the alternative, with the actual intent to defraud creditors of Horizon/CMS, including General Medicine, in violation of the Alabama Uniform Fraudulent Transfer Act. General Medicine’s complaint requested relief including recovery of the unpaid amount of the Consent Judgment, the avoidance of the subject transfers of assets, attachment of the assets transferred to us, appointment of a receiver over the transferred properties, and a monetary judgment for the value of properties transferred. On September 2, 2008, General Medicine filed an amended complaint which alleged that HealthSouth should be held liable for the Consent Judgment under two new theories: fraud and alter ego. Specifically, General Medicine alleged in its amended complaint that HealthSouth, while it was Horizon’s parent from 1997 to 2001, failed to observe corporate formalities in its operation and ownership of Horizon, misused its control of Horizon, stripped assets from Horizon, and engaged in other conduct which amounted to a fraud on Horizon’s creditors, including General Medicine.

We filed an answer to General Medicine’s complaint, as amended, denying liability to General Medicine. We have also asserted counterclaims against General Medicine for fraud, injurious falsehood, tortious interference with business relations, conspiracy, unjust enrichment, and other causes of action. In our counterclaims, we alleged the Consent Judgment is the product of fraud, collusion and bad faith by General Medicine and Meadowbrook and, further, that these parties were guilty of a conspiracy to manufacture a lawsuit against HealthSouth in favor of General Medicine. The case has now entered the discovery stage. We intend to vigorously defend ourselves against General Medicine’s claim and to vigorously prosecute our counterclaims against General Medicine.

On October 17, 2008, we filed a motion in the Michigan Action requesting that the court reform the amount of the Consent Judgment to $0.3 million (the amount which Meadowbrook and General Medicine actually agreed would be paid to settle the Michigan Action) or, alternatively, set aside the Consent Judgment because it was the product of fraud on the court and collusion by the parties. Specifically, we assert in the motion that the Consent Judgment was the product of fraud on the court and collusion because, without limitation, (1) General Medicine and Meadowbrook did not inform the Michigan court of the existence or terms of their settlement agreement when they sought to enter their stipulated Consent Judgment; (2) the stipulated Consent Judgment that General Medicine and Meadowbrook submitted to the Michigan court for entry misrepresented the terms of the parties’ settlement; (3) the amount of the Consent Judgment was unilaterally selected by General Medicine and was not the product of arms-length negotiations; (4) Meadowbrook’s counsel did nothing to test the validity of General Medicine’s claim or its alleged damages prior to agreeing to the Consent Judgment; and (5) the $376 million amount of the Consent Judgment was wholly unreasonable and not supported by admissible evidence.

Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this case.

Other Litigation—

We have been named as a defendant in two lawsuits brought by individuals in the Circuit Court of Jefferson County, Alabama, Nichols v. HealthSouth Corp., CV-03-2023, filed March 28, 2003, and Hilsman v. Ernst & Young, HealthSouth Corp., et al., CV-03-7790, filed December 12, 2003. The plaintiffs alleged that we, some of our former officers, and our former auditor engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs sought compensatory and punitive damages. On March 24, 2003, a lawsuit captioned Warren v. HealthSouth Corp., et al., CV-03-5967, was filed in the Circuit Court of Montgomery County, Alabama. The lawsuit, which claimed damages for the defendants’ alleged negligence, wantonness, fraud, and breach of fiduciary duty, was transferred to the Circuit Court of Jefferson County, Alabama. Each of these three lawsuits described in this paragraph was consolidated with the Tucker case for discovery and other pretrial purposes. The plaintiffs in these cases are subject to the Consolidated Securities Action settlement discussed in Note 12, Securities Litigation Settlement, and thereby foreclosed from pursuing these state court

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

actions based on purchases made during the class period unless they opted out of that settlement. The plaintiffs in Warren v. HealthSouth Corp., et al. did not opt out of the settlement. The plaintiffs in Hilsman v. Ernst & Young, et al. attempted to opt out of the settlement, but their election was deemed invalid by the agent. At present, it is unclear whether the plaintiffs in the Hilsman action will challenge this determination. The Nichols lawsuit asserts claims on behalf of a number of plaintiffs, all but three of whom opted out of the settlement. John Kapoor, who claimed to have purchased over 900,000 shares of stock, attempted to opt-out, but his attempt was deemed invalid by the court. It is unclear whether Mr. Kapoor will challenge this determination. The remaining Nichols plaintiffs that opted out of the settlement claimed losses of approximately $5.4 million. The Nichols case remains stayed in Circuit Court. We intend to vigorously defend ourselves in these cases. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of these cases.

HealthSouth has been named as a defendant in two related lawsuits arising from its operation of the former Lloyd Noland Hospital, later renamed HealthSouth Metro West Hospital, styled The Lloyd Noland Foundation, Inc. v. Tenet Healthcare Corp. v. HealthSouth Corporation, Case No. 2:01-cv-0437-KOB in the United States District for the Northern District of Alabama (the "Federal Case"), filed February 16, 2001, and The Lloyd Noland Foundation v. HealthSouth Corporation, Case No. CV-2004-1638 in the Circuit Court for Jefferson County, Alabama, Bessemer Division (the "Bessemer Case"), filed in Jefferson County on August 27, 2004, and transferred to the Jefferson County, Bessemer Division on December 1, 2004. Tenet Healthcare Corporation (“Tenet”) asserted third party indemnity claims against HealthSouth in the Federal Case on July 3, 2001.

In 1996, The Lloyd Noland Foundation (the “Foundation”) sold the Lloyd Noland Hospital to a subsidiary of Tenet HealthCare Corporation for approximately $50 million. Under the terms of the related agreement (the “Tenet Agreement”), Tenet agreed to resell 120 acute care beds to the Foundation for $1.00, upon demand, and to administer the Lloyd Noland Retiree Medical Discount Program. Tenet further agreed to require any subsequent purchaser of the hospital to assume these obligations to the Foundation.

In 1999, three years after the Foundation sold the hospital to Tenet, Tenet sold the hospital assets to the City of Fairfield Healthcare Authority (“Fairfield”) for approximately $10 million. Fairfield provided a promissory note to Tenet for the purchase price and HealthSouth guaranteed Fairfield’s repayment of the note.  Fairfield was unable to repay the note in the original time allotted, and the parties entered into a six-month extension agreement for repayment. In the extension agreement, HealthSouth agreed to indemnify Tenet for any liability to the Foundation arising from the obligations concerning the 120 acute care beds and the Retiree Medical Discount Program.

Fairfield subsequently denied any contractual obligation to resell the acute care beds or administer the Retiree Medical Discount Program, and in February 2000 initiated litigation in the Circuit Court of Montgomery County, Alabama, to obtain a judgment declaring that any such obligation was void. On appeal from rulings in the Montgomery County Case adverse to the Foundation, the Alabama Supreme Court held that the Tenet Agreement “clearly and unambiguously provides that Fairfield assumed the obligations of Tenet [Medical].” Prior to that ruling, however, the Foundation had initiated the Federal Case against Tenet, seeking damages arising from Fairfield's conduct. Tenet then asserted an indemnity claim against HealthSouth via a third party complaint. Fairfield eventually sold all of the requested beds at issue to the Foundation after the Alabama Supreme Court delivered its opinion, but the Foundation now claims to have suffered significant lost earnings as a result of the delay.

HealthSouth purchased the hospital from Fairfield in 2003, but closed the failing hospital in September 2004. Just before the hospital closed, the Foundation initiated the Bessemer Case, this time making a direct claim against HealthSouth for alleged damages relating to Fairfield's prior refusal to resell the beds and failure to administer the Retiree Medical Discount Program.

On November 9, 2004, the trial judge entered summary judgment in favor of HealthSouth on the indemnification issue, finding that the indemnity obligations had expired. After two appeals by Tenet, on June 17, 2008, the Eleventh Circuit Court of Appeals reversed the trial judge’s order and found that HealthSouth was not entitled to summary judgment and vacated the trial court’s order dismissing Tenet’s third party complaint against HealthSouth. On September 24, 2008, after remand from the Court of Appeals, the trial judge entered an order granting the summary judgment motion of the Foundation against Tenet and declared that Tenet remained liable for any breaches by Fairfield as to the obligations under the original Tenet Agreement. On the same date, the trial judge also entered an order granting Tenet’s motion for summary judgment against HealthSouth

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

determining that HealthSouth was liable to Tenet based on the indemnification agreement for any damages the Foundation recovered against Tenet and further held that, to the extent Tenet may be liable to the Foundation, HealthSouth would be obligated to indemnify Tenet.

As a result of these rulings, HealthSouth would be responsible to pay any damages awarded to the Foundation at trial. The Foundation claims damages of approximately $29 million. Both Tenet and HealthSouth deny that the Foundation has suffered any damages and both Tenet and HealthSouth intend to vigorously defend the Foundation's claims for damages. In the Federal Case, the trial to establish the Foundation’s damages, if any, is scheduled for December 8, 2008.

The Bessemer Case remains pending, but no trial date has been established.

Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of the Federal Case or the Bessemer Case.

Other Matters—

It is our obligation as a participant in Medicare and other federal healthcare programs to routinely conduct audits and reviews of the accuracy of our billing systems and other regulatory compliance matters. As a result of these reviews, we have made, and will continue to make, disclosures to the United States Department of Health and Human Services Office of Inspector General (“HHS-OIG”) relating to amounts we suspect represent over-payments from these programs, whether due to inaccurate billing or otherwise. Some of these disclosures have resulted in, or may result in, the Company refunding amounts to Medicare or other federal healthcare programs. On December 14, 2007, we agreed to a final settlement of certain self-disclosures which we made to the HHS-OIG in 2004 and 2005 regarding our relationship with certain physicians. Under the terms of the settlement, we paid, in two installments, a total of $14.2 million to the United States. We recorded $5.0 million of the settlement amount in March 2007, $3.0 million in June 2007, and $6.2 million in September 2007, with each charge included in Government, class action, and related settlements in our condensed consolidated statement of operations and comprehensive income for the applicable periods. As of December 31, 2007, we owed approximately $7.1 million under this settlement. This amount is included in Government, class action, and related settlements in our condensed consolidated balance sheet as of December 31, 2007. This amount was paid in March 2008.

In connection with the above settlement, we have entered into a second addendum to our corporate integrity agreement (the “CIA”) with the HHS-OIG. The original CIA had an effective date of January 1, 2005 and a term of five years from that effective date. The term of both addendums to the CIA is concurrent with our existing five-year CIA. The CIA incorporates compliance program changes, annual audits, and reporting obligations, all of which have been materially complied with on a timely basis. Failure to meet our obligations under our CIA could result in stipulated financial penalties. Failure to comply with material terms, however, could lead to exclusion from further participation in federal healthcare programs, including Medicare and Medicaid, which currently account for a substantial portion of our revenues. See Note 20, Settlements, to the consolidated financial statements accompanying our 2007 Form 10-K.

In addition, the reconstruction of our historical financial records resulted in the restatement of not only our 2001 and 2000 consolidated financial statements, but also the financial statements of certain of our subsidiary partnerships, including partnerships of our divested surgery centers division. We have completed settlement negotiations with outside partners in the majority of our inpatient rehabilitation hospital partnerships. However, negotiations continue with certain of our former subsidiary partnerships, primarily within our surgery centers division. We have and may continue to incur additional charges to reduce the economic impact to our former partners.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

14.	Condensed Consolidating Financial Information:

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

	As of September 30, 2008
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$ 12.7	$ 4.1	$ 8.1	$ –	$ 24.9
Restricted cash	32.7	–	40.7	–	73.4
Restricted marketable securities	–	–	27.8	–	27.8
Accounts receivable, net	16.8	146.5	62.7	–	226.0
Insurance recoveries receivable	230.0	–	–	–	230.0
Other current assets	45.6	61.4	57.7	(109.8)	54.9
Current assets held for sale	1.7	18.1	0.4	(15.0)	5.2
Total current assets	339.5	230.1	197.4	(124.8)	642.2
Property and equipment, net	38.7	472.6	165.6	–	676.9
Goodwill	–	250.3	164.1	–	414.4
Intangible assets, net	3.3	35.3	5.9	–	44.5
Investment in and advances to
nonconsolidated affiliates	3.2	29.7	9.7	–	42.6
Assets held for sale	0.6	7.8	18.9	–	27.3
Income tax refund receivable	62.9	–	–	–	62.9
Other long-term assets	55.5	205.1	57.2	(248.1)	69.7
Intercompany receivable	1,092.6	–	–	(1,092.6)	–
Total assets	$ 1,596.3	$ 1,230.9	$ 618.8	$ (1,465.5)	$ 1,980.5
Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$ 42.3	$ 11.8	$ 1.9	$ –	$ 56.0
Accounts payable	9.6	22.6	8.4	–	40.6
Accrued expenses and other current
liabilities	268.5	64.0	53.1	(24.9)	360.7
Government, class action, and
related settlements	367.7	–	–	–	367.7
Current liabilities held for sale	30.0	3.8	16.3	(15.0)	35.1
Total current liabilities	718.1	102.2	79.7	(39.9)	860.1
Long-term debt, net of current portion	1,734.7	88.0	29.1	(31.0)	1,820.8
Liabilities held for sale	0.9	0.6	2.2	–	3.7
Other long-term liabilities	101.4	7.3	68.4	(7.1)	170.0
Intercompany payable	–	1,004.5	1,321.4	(2,325.9)	–
	2,555.1	1,202.6	1,500.8	(2,403.9)	2,854.6
Commitments and contingencies
Minority interest in equity of
consolidated affiliates	–	–	84.7	–	84.7
Convertible perpetual preferred stock	387.4	–	–	–	387.4
Shareholders’ (deficit) equity	(1,346.2)	28.3	(966.7)	938.4	(1,346.2)
Total liabilities and
shareholders’ (deficit)
equity	$ 1,596.3	$ 1,230.9	$ 618.8	$ (1,465.5)	$ 1,980.5

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

	As of December 31, 2007
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$ 2.0	$ 14.0	$ 9.1	$ (5.3)	$ 19.8
Restricted cash	2.5	–	61.1	–	63.6
Restricted marketable securities	–	–	28.9	–	28.9
Accounts receivable, net	13.1	142.4	62.2	–	217.7
Insurance recoveries receivable	230.0	–	–	–	230.0
Other current assets	63.7	60.7	50.0	(116.0)	58.4
Current assets held for sale	9.4	22.6	1.1	(14.1)	19.0
Total current assets	320.7	239.7	212.4	(135.4)	637.4
Property and equipment, net	87.6	471.2	170.8	–	729.6
Goodwill	–	242.0	164.1	–	406.1
Intangible assets, net	3.1	14.9	8.1	–	26.1
Investment in and advances to
nonconsolidated affiliates	3.2	29.5	10.0	–	42.7
Assets held for sale	0.9	17.0	61.4	(1.3)	78.0
Income tax refund receivable	52.5	–	–	–	52.5
Other long-term assets	73.0	205.2	57.2	(257.2)	78.2
Intercompany receivable	1,139.8	–	–	(1,139.8)	–
Total assets	$ 1,680.8	$ 1,219.5	$ 684.0	$ (1,533.7)	$ 2,050.6
Liabilities and Shareholders’ Deficit
Current liabilities:
Current portion of long-term debt	$ 55.5	$ 11.0	$ 1.8	$ –	$ 68.3
Accounts payable	20.9	19.6	8.2	–	48.7
Accrued expenses and other current
liabilities	284.7	59.0	55.6	(35.1)	364.2
Government, class action, and
related settlements	400.7	–	–	–	400.7
Current liabilities held for sale	70.4	3.9	28.4	(14.1)	88.6
Total current liabilities	832.2	93.5	94.0	(49.2)	970.5
Long-term debt, net of current portion	1,907.0	77.0	30.5	(40.1)	1,974.4
Liabilities held for sale	0.4	1.1	2.7	–	4.2
Other long-term liabilities	108.3	7.6	63.8	(8.3)	171.4
Intercompany payable	–	1,086.9	1,147.7	(2,234.6)	–
	2,847.9	1,266.1	1,338.7	(2,332.2)	3,120.5
Commitments and contingencies
Minority interest in equity of
consolidated affiliates	–	–	97.2	–	97.2
Convertible perpetual preferred stock	387.4	–	–	–	387.4
Shareholders’ deficit	(1,554.5)	(46.6)	(751.9)	798.5	(1,554.5)
Total liabilities and
shareholders’ deficit	$ 1,680.8	$ 1,219.5	$ 684.0	$ (1,533.7)	$ 2,050.6

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	Three Months Ended September 30, 2008
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$ 24.0	$ 307.8	$ 133.2	$ (8.8)	$ 456.2
Operating expenses:
Salaries and benefits	14.7	156.9	67.7	(2.8)	236.5
Other operating expenses	5.3	45.8	21.3	(3.5)	68.9
General and administrative
expenses	25.5	–	–	–	25.5
Supplies	1.9	17.4	6.9	–	26.2
Depreciation and amortization	2.8	11.3	4.0	–	18.1
Occupancy costs	1.3	8.8	4.9	(2.2)	12.8
Provision for doubtful accounts	0.4	4.5	1.8	–	6.7
Loss on disposal of assets	0.2	–	–	–	0.2
Government, class action, and
related settlements	15.7	–	1.4	–	17.1
Professional fees—accounting,
tax, and legal	4.0	–	–	–	4.0
Total operating expenses	71.8	244.7	108.0	(8.5)	416.0
Loss on early extinguishment of debt	2.1	–	–	–	2.1
Interest expense and amortization of
debt discounts and fees	37.4	2.2	1.0	(0.2)	40.4
Other expense (income)	0.3	(0.1)	(0.8)	0.2	(0.4)
Loss on interest rate swap	8.0	–	–	–	8.0
Equity in net income of nonconsolidated
affiliates	(0.8)	(2.0)	0.1	–	(2.7)
Equity in net income of consolidated
affiliates	(25.4)	(3.7)	(0.5)	29.6	–
Minority interests in earnings of
consolidated affiliates	–	–	5.9	–	5.9
Management fees	(20.7)	15.5	5.2	–	–
(Loss) income from continuing
operations before income tax
(benefit) expense	(48.7)	51.2	14.3	(29.9)	(13.1)
Provision for income tax (benefit)
expense	(56.3)	25.3	8.5	–	(22.5)
Income from continuing
operations	7.6	25.9	5.8	(29.9)	9.4
(Loss) income from discontinued
operations, net of income tax expense	(1.0)	(5.3)	3.2	0.3	(2.8)
Net income	$ 6.6	$ 20.6	$ 9.0	$ (29.6)	$ 6.6

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	Three Months Ended September 30, 2007
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$ 22.9	$ 287.6	$ 130.1	$ (12.3)	$ 428.3
Operating expenses:
Salaries and benefits	13.3	142.3	61.6	(2.8)	214.4
Other operating expenses	2.7	40.3	27.5	(6.8)	63.7
General and administrative
expenses	25.8	–	–	–	25.8
Supplies	1.8	16.0	6.3	–	24.1
Depreciation and amortization	4.9	10.4	4.2	–	19.5
Impairment of long-lived assets	0.4	–	–	–	0.4
Occupancy costs	1.3	9.3	4.7	(2.4)	12.9
Provision for doubtful accounts	0.2	4.6	0.8	–	5.6
Loss on disposal of assets	0.3	0.3		–	0.6
Government, class action, and
related settlements	4.3	(0.4)	–	–	3.9
Professional fees—accounting,
tax, and legal	9.1	0.1	–	–	9.2
Total operating expenses	64.1	222.9	105.1	(12.0)	380.1
Loss on early extinguishment of debt	2.2	–	–	–	2.2
Interest expense and amortization of
debt discounts and fees	57.3	2.1	1.0	(0.2)	60.2
Other income	(8.5)	(0.1)	(1.0)	0.2	(9.4)
Loss on interest rate swap	21.4	–	–	–	21.4
Equity in net income of nonconsolidated
affiliates	(0.6)	(1.6)	(0.1)	–	(2.3)
Equity in net income of consolidated
affiliates—
Gain on sale of consolidated
affiliates	(40.4)	–		40.4	–
(Income) loss from operations of
consolidated affiliates	(31.6)	3.8	(0.2)	28.0	–
Minority interests in earnings of
consolidated affiliates	–	–	7.2	–	7.2
Management fees	(20.2)	14.8	5.4	–	–
(Loss) income from continuing
operations before income tax
(benefit) expense	(20.8)	45.7	12.7	(68.7)	(31.1)
Provision for income tax (benefit)
expense	(309.1)	22.2	5.7		(281.2)
Income from continuing
operations	288.3	23.5	7.0	(68.7)	250.1
(Loss) income from discontinued
operations, net of income tax expense	(0.7)	(3.1)	0.6	40.7	37.5
Net income	$ 287.6	$ 20.4	$ 7.6	$ (28.0)	$ 287.6

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2008
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$ 67.4	$ 931.5	$ 399.6	$ (19.9)	$ 1,378.6
Operating expenses:
Salaries and benefits	43.3	465.7	198.8	(6.8)	701.0
Other operating expenses	16.3	133.4	58.7	(6.3)	202.1
General and administrative
expenses	78.8	–	–	–	78.8
Supplies	5.9	53.5	21.7	–	81.1
Depreciation and amortization	20.6	33.1	12.1	–	65.8
Impairment of long-lived assets	–	0.6	–	–	0.6
Occupancy costs	3.9	25.9	14.4	(6.6)	37.6
Provision for doubtful accounts	2.0	14.0	4.8	–	20.8
(Gain) loss on disposal of assets	(0.3)	1.2	(0.3)	–	0.6
Government, class action, and
related settlements	(29.1)	(0.2)	1.4	–	(27.9)
Professional fees—accounting,
tax, and legal	12.9	–	–	–	12.9
Total operating expenses	154.3	727.2	311.6	(19.7)	1,173.4
Loss on early extinguishment of debt	5.8	–	–	–	5.8
Interest expense and amortization of
debt discounts and fees	122.6	6.4	3.3	(1.0)	131.3
Other expense (income)	0.5	(0.3)	(3.3)	1.0	(2.1)
Loss on interest rate swap	16.1	–	–	–	16.1
Equity in net income of nonconsolidated
affiliates	(2.1)	(5.5)	(0.2)	–	(7.8)
Equity in net income of consolidated
affiliates—
Gain on sale of consolidated
affiliates	(18.8)	–	–	18.8	–
Income from operations of
consolidated affiliates	(100.7)	(10.0)	(0.8)	111.5	–
Minority interests in earnings of
consolidated affiliates	–	–	21.7	–	21.7
Management fees	(62.5)	47.4	15.1	–	–
(Loss) income from continuing
operations before income tax
(benefit) expense	(47.8)	166.3	52.2	(130.5)	40.2
Provision for income tax (benefit)
expense	(124.7)	79.4	23.6	–	(21.7)
Income from continuing
operations	76.9	86.9	28.6	(130.5)	61.9
(Loss) income from discontinued
operations, net of income tax expense	(6.4)	(7.0)	3.0	19.0	8.6
Net income	$ 70.5	$ 79.9	$ 31.6	$ (111.5)	$ 70.5

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2007
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$ 73.3	$ 871.0	$ 391.4	$ (32.8)	$ 1,302.9
Operating expenses:
Salaries and benefits	42.1	426.7	184.8	(7.4)	646.2
Other operating expenses	15.5	119.4	65.2	(12.5)	187.6
General and administrative
expenses	101.8	–	–	–	101.8
Supplies	5.6	49.9	19.4	–	74.9
Depreciation and amortization	14.2	30.2	12.5	–	56.9
Impairment of long-lived assets	15.0	0.1	–	–	15.1
Occupancy costs	4.1	28.0	13.9	(7.5)	38.5
Provision for doubtful accounts	3.7	16.3	6.2	–	26.2
Loss (gain) on disposal of assets	0.2	3.0	(1.0)	–	2.2
Government, class action, and
related settlements	(33.5)	(0.5)	–	–	(34.0)
Professional fees—accounting,
tax, and legal	43.8	0.5	–	–	44.3
Total operating expenses	212.5	673.6	301.0	(27.4)	1,159.7
Loss on early extinguishment of debt	19.9	–	–	–	19.9
Interest expense and amortization of
debt discounts and fees	170.9	6.3	3.0	(2.3)	177.9
Other income	(9.2)	(0.2)	(7.4)	2.3	(14.5)
Loss on interest rate swap	6.8	–	–	–	6.8
Equity in net income of nonconsolidated
affiliates	(2.0)	(5.2)	(0.2)	–	(7.4)
Equity in net income of consolidated
affiliates—
Gain on sale of consolidated
affiliates	(443.6)	–	–	443.6	–
(Income) loss from operations of
consolidated affiliates	(97.1)	35.5	(0.1)	61.7	–
Minority interests in earnings of
consolidated affiliates	–	–	23.2	–	23.2
Management fees	(80.3)	44.2	36.1	–	–
Income (loss) from continuing
operations before income tax
(benefit) expense	295.4	116.8	35.8	(510.7)	(62.7)
Provision for income tax (benefit)
expense	(370.0)	59.3	22.5	–	(288.2)
Income from continuing
operations	665.4	57.5	13.3	(510.7)	225.5
Income (loss) from discontinued
operations, net of income tax expense	33.8	13.1	(22.2)	449.0	473.7
Net income (loss)	$ 699.2	$ 70.6	$ (8.9)	$ (61.7)	$ 699.2

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2008
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating
activities	$ 55.6	$ 132.0	$ 83.6	$ (121.9)	$ 149.3
Cash flows from investing activities:
Capital expenditures	(15.4)	(19.3)	(4.8)	–	(39.5)
Acquisition of business,
net of cash acquired	–	(14.6)	–	–	(14.6)
Acquisition of intangible assets		(18.2)	–	–	(18.2)
Proceeds from disposal of assets	43.9	9.9	–	–	53.8
Proceeds from sale and maturities of
restricted marketable securities	–	–	2.4	–	2.4
Purchase of restricted investments	–	–	(3.3)	–	(3.3)
Net change in restricted cash, excluding
cash in escrow related to debt	0.2	–	20.3	–	20.5
Net settlements on interest rate swap	(13.9)	–	–	–	(13.9)
Other	–	–	0.6	–	0.6
Net cash provided by (used in) investing
activities of discontinued operations	0.1	(0.4)	0.6	–	0.3
Net cash provided by (used in)
investing activities	14.9	(42.6)	15.8	–	(11.9)
Cash flows from financing activities:
Check in excess of bank balance	(16.7)	–	–	5.3	(11.4)
Change in restricted cash for amounts
in escrow related to debt	(30.3)	–	–	–	(30.3)
Principal payments on debt, including
pre-payments	(126.5)	(4.1)	–	9.1	(121.5)
Borrowings on revolving credit facility	88.0	–	–	–	88.0
Payments on revolving credit facility	(150.0)	–	–	–	(150.0)
Principal payments under capital lease
obligations	(1.4)	(8.0)	(1.4)	–	(10.8)
Issuance of common stock	150.2	–	–	–	150.2
Dividends paid on convertible perpetual
preferred stock	(19.5)	–	–	–	(19.5)
Distributions to minority interests
of consolidated affiliates	–	–	(26.3)	–	(26.3)
Other	(0.3)	–	–	–	(0.3)
Change in intercompany advances	47.3	(87.1)	(73.0)	112.8	–
Net cash used in financing activities of
discontinued operations	(0.6)	–	(0.9)	–	(1.5)
Net cash used in financing
activities	(59.8)	(99.2)	(101.6)	127.2	(133.4)
Effect of exchange rate changes on
cash and cash equivalents	–	–	0.8	–	0.8
Increase (decrease) in cash and cash
equivalents	10.7	(9.8)	(1.4)	5.3	4.8
Cash and cash equivalents at
beginning of period	2.0	14.0	9.1	(5.3)	19.8
Cash and cash equivalents of
divisions and facilities held for
sale at beginning of period	–	–	0.4	–	0.4
Less: Cash and cash equivalents of
divisions and facilities held for
sale at end of period	–	(0.1)	–	–	(0.1)
Cash and cash equivalents at end
of period	$ 12.7	$ 4.1	$ 8.1	$ –	$ 24.9

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2007
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash (used in) provided by
operating activities	$ (797.5)	$ 285.8	$ 458.6	$ (86.0)	$ (139.1)
Cash flows from investing activities:
Capital expenditures	(2.5)	(4.9)	(17.7)	–	(25.1)
Proceeds from disposal of assets	0.4	–	–	–	0.4
Proceeds from sale and maturities of
restricted marketable securities	–	–	65.8	–	65.8
Purchase of restricted investments	–	–	(11.3)	–	(11.3)
Net change in restricted cash	0.8	–	6.3	–	7.1
Net settlements on interest rate swap	1.8	–	–	–	1.8
Other	–	(0.2)	0.2	–	–
Proceeds from divestitures of divisions	1,146.3	–	–	(1,146.3)	–
Net cash (used in) provided by investing
activities of discontinued operations—
Proceeds from divestitures of
divisions	–	–	–	1,146.3	1,146.3
Other investing activities of
discontinued operations	(0.1)	(3.2)	6.2	–	2.9
Net cash provided by (used
in) investing activities	1,146.7	(8.3)	49.5	–	1,187.9
Cash flows from financing activities:
Check in excess of bank balance	15.9	–	–	(5.3)	10.6
Principal payments on debt, including
pre-payments	(917.5)	(0.3)	–	(3.1)	(920.9)
Borrowings on revolving credit facility	260.0	–	–	–	260.0
Payments on revolving credit facility	(315.0)	–	–	–	(315.0)
Principal payments under capital lease
obligations	(1.3)	(7.1)	(1.2)	–	(9.6)
Dividends paid on convertible perpetual
preferred stock	(19.5)	–	–	–	(19.5)
Debt amendment costs	(11.2)	–	–	–	(11.2)
Distributions to minority interests of
consolidated affiliates	–	–	(19.5)	–	(19.5)
Other	0.1	–	–	–	0.1
Change in intercompany advances	628.1	(259.2)	(458.0)	89.1	–
Net cash used in financing activities of
discontinued operations	(8.9)	(0.5)	(38.9)	–	(48.3)
Net cash used in financing
activities	(369.3)	(267.1)	(517.6)	80.7	(1,073.3)
Effect of exchange rate changes on
cash and cash equivalents	–	–	0.1	–	0.1
(Decrease) increase in cash and cash
equivalents	(20.1)	10.4	(9.4)	(5.3)	(24.4)
Cash and cash equivalents at
beginning of period	17.5	2.7	6.9	–	27.1
Cash and cash equivalents of
divisions and facilities held for
sale at beginning of period	2.8	–	11.6	–	14.4
Less: Cash and cash equivalents of
divisions and facilities held for
sale at end of period	(0.2)	–	(1.0)	–	(1.2)
Cash and cash equivalents at end
of period	$ –	$ 13.1	$ 8.1	$ (5.3)	$ 15.9

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

Our Business –

We are the nation’s largest provider of inpatient rehabilitation hospital services in terms of revenues, number of hospitals, and patients treated. Our inpatient rehabilitation hospitals provide comprehensive services to patients who require intensive institutional rehabilitation care. Patient care is provided by nursing and therapy staff as directed by a physician order. Internal case managers monitor each patient’s progress and provide documentation of patient status, achievement of goals, efficiency, discharge planning, and functional outcomes.

We operate inpatient rehabilitation hospitals and long-term acute care hospitals (“LTCHs”) and provide treatment on both an inpatient and outpatient basis. As of September 30, 2008, we operated 93 inpatient rehabilitation hospitals (including 3 hospitals which we account for using the equity method of accounting), 6 freestanding LTCHs, 55 outpatient satellites located within or near (and operated by) our hospitals, and 25 home health agencies. In addition to HealthSouth hospitals, we manage 11 inpatient rehabilitation units and 2 outpatient satellites through management contracts. Our inpatient hospitals are located in 26 states, with a concentration of hospitals in Texas, Pennsylvania, Florida, Tennessee, and Alabama. As of September 30, 2008, we also had two hospitals in Puerto Rico, one of which began accepting patients in April 2007.

In the second quarter of 2008, we consolidated our Odessa, Texas inpatient rehabilitation facility into our Midland, Texas inpatient rehabilitation hospital. In the third quarter of 2008, we acquired The Rehabilitation Hospital of South Jersey (see Note 1, Basis of Presentation, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report). During the third quarter of 2008, management made the decision to close our inpatient rehabilitation hospital in Dallas, Texas, effective October 31, 2008. This hospital has been reclassified to discontinued operations for all periods presented and is not included in the 93 inpatient rehabilitation hospitals noted above.

Net patient revenue from our hospitals was 8.2% and 7.4% higher for the three and nine months ended September 30, 2008, respectively, than the same periods of 2007. We experienced an increase in patient discharges in both periods. Same store discharges experienced growth of 8.1% and 5.0%, respectively, for the three and nine months ended September 30, 2008 compared to the same periods of 2007. Our results for the nine months ended September 30, 2008 also included an increase in our Medicare reimbursement that was effective October 1, 2007. However, this pricing increase was removed effective April 1, 2008 as part of the pricing roll-back of the 2007 Medicare Act, as discussed below. Operating earnings (as defined in Note 22, Quarterly Data (Unaudited), to the consolidated financial statements accompanying our 2007 Form 10-K) for the three months ended September 30, 2008 and 2007 were $37.0 million and $43.3 million, respectively. Operating earnings for the three months ended September 30, 2008 included $13.2 million more in charges associated with Government, class action, and related settlements than the three months ended September 30, 2007. Increased charges associated with Government, class action, and related settlements were partially offset by lower Professional fees – accounting, tax, and legal quarter over quarter. Operating earnings for the nine months ended September

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

30, 2008 and 2007 were $191.3 million and $127.4 million, respectively. This improvement resulted from our increased revenues in the year-to-date period of 2008, which included the Medicare pricing adjustment during the first quarter of 2008.

During the first quarter of 2008, we finalized the sale of our corporate campus (see Note 3, Property and Equipment, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report). As part of this transaction, we entered into a lease for office space within the property that was sold. The sale of this property will help us continue to reduce corporate operating expenses going forward. The net proceeds from this transaction were used to reduce amounts outstanding on our revolving credit facility in April 2008 (see Note 2, Liquidity, and Note 6, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report).

On June 27, 2008, HealthSouth finalized the issuance and sale of 8.8 million shares of its common stock to J.P. Morgan Securities Inc. for net proceeds of approximately $150 million. The Company used the net proceeds of the offering primarily for redemption and repayment of short-term and long-term borrowings. See Note 2, Liquidity, and Note 6, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report for additional information regarding use of the net proceeds.

In October 2008, we received a total cash refund of approximately $46 million (including interest) attributable to our settlement with the Internal Revenue Service (the “IRS”) for tax years 2000 through 2003. We used the majority of this cash to reduce amounts outstanding under our Credit Agreement. See Note 6, Long-term Debt, and Note 10, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

As discussed in the “Business Outlook” section below, our primary emphasis remains on debt reduction and further deleveraging, especially during this period of global economic uncertainty. In total and through October 2008, we have reduced our total debt outstanding by approximately $208 million since December 31, 2007. In addition, we plan to use the majority of the net proceeds from our settlement with UBS (see Note 13, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report) to reduce long-term debt. However, no assurances can be given as to the exact timing of the receipt of such proceeds.

We believe the demand for inpatient rehabilitation services will increase as the U.S. population ages. In addition, Medicare “compliant cases” are expected to grow approximately 2% per year for the foreseeable future, creating an attractive market. We believe these market factors align with our strengths and focus in inpatient rehabilitative care. Unlike many of our competitors that may offer inpatient rehabilitation as one of many secondary services, inpatient rehabilitation is our core business.

Regulatory Challenges to the Inpatient Rehabilitation Industry –

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

The compliance threshold of the 75% Rule was in the process of being phased-in over time, and was already at 60% or higher for all of our hospitals at the end of 2007. However, on December 29, 2007, The Medicare, Medicaid and State Children’s Health Insurance Program (SCHIP) Extension Act of 2007 (the “2007 Medicare Act”) was signed, permanently setting the compliance threshold at 60% instead of 75%, and allowing hospitals to continue using a patient’s secondary medical conditions, or “comorbidities,” to determine whether a patient qualifies for inpatient rehabilitation care under the rule. We believe the “freeze” at the 60% compliance threshold has stabilized much of the volatility in patient volumes created by the 75% Rule. An additional element to the 2007 Medicare Act was a reduction in the pricing of services eligible for Medicare reimbursement to a pricing level that existed in the third quarter of 2007 (the Medicare pricing “roll-back”). The roll-back is effective from April 1, 2008 until September 30, 2009. The long-term impact of the freeze at the 60% compliance threshold is positive, and we expect the short-term negative impact of the pricing roll-back to be offset by volume increases created by the fact that more patients now have access to our high quality inpatient rehabilitation services. See the “Results of Operations – Net Operating Revenues” section of this Item for additional information.

In addition, on July 31, 2008, CMS released the fiscal year 2009 notice of final rulemaking for inpatient rehabilitation facilities under the prospective payment system (“IRF-PPS”). This rule will be effective for Medicare discharges between October 1, 2008 and September 30, 2009. Based on our analysis, we do not believe this final rule will negatively impact our Net operating revenues.

Key Challenges –

While we are meeting our operational goals in 2008, the following are some of the challenges we are addressing:

•

Leverage and Liquidity. Our leverage remains higher than we would like and increases our cost of borrowing and decreases our Net income. However, we have made reducing debt a primary strategic focus, and our leverage and liquidity are improving.

In total and through October 2008, we have reduced our total debt outstanding by approximately $208 million since December 31, 2007. In addition, we plan to use the majority of the net proceeds from our settlement with UBS (see Note 13, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report) to reduce long-term debt. However, no assurances can be given as to the exact timing of the receipt of such proceeds.

Our primary sources of funding are cash flows from operations and borrowings under our revolving credit facility. As of September 30, 2008, we had approximately $24.9 million in Cash and cash equivalents, excluding amounts that are restricted due to various obligations we have under lending agreements, partnership agreements, and other arrangements, primarily related to our captive insurance company. In addition, as of October 31, 2008, we had approximately $309 million available under our revolving credit facility, net of amounts utilized under our revolving letter of credit subfacility. An additional $33.6 million (which represents the letter of credit issued in lieu of a bond in the New York Action, as discussed in Note 13, Contingencies, “Litigation Against and by UBS,” to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report) will become available upon court approval of the UBS Settlement, as discussed throughout this report.

We have additional scheduled principal payments, including debt maturities, of $6.1 million (in addition to the $30.3 million redemption of the 10.750% Senior Subordinated Notes that was made on October 1, 2008, as discussed in the “Liquidity and Capital Resources” section of this Item) and $25.3 million in the remainder of 2008 and 2009, respectively, related to long-term debt obligations (see Note 6, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report). Our earliest refinancing risk is 2012, when our revolving credit facility expires, and 2013, when our Term Loan Facility matures. The majority of our bonds are not due until 2014 and 2016.

As with any company carrying significant debt, our primary risk relating to our high leverage is the possibility that a rapid increase in interest rates and/or a down-turn in operating earnings could impair our ability to comply with the financial covenants contained within our Credit Agreement. Loans under our Credit Agreement bear interest at a rate of, at our option, 1-month, 2-month, 3-month, or 6-month LIBOR or the Prime rate, plus an applicable margin that varies depending upon our leverage ratio and corporate credit rating. Our primary covenants include a leverage ratio and an interest coverage ratio. To violate the interest coverage ratio, we would need to fail the test for four consecutive quarters. As of September 30, 2008, we were in compliance with the covenants under our Credit Agreement, and we do not envision we will violate these covenants in the foreseeable future.

For additional information regarding our leverage and liquidity, see the “Liquidity and Capital Resources” section of this Item and Note 2, Liquidity, and Note 6, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. See Item 1A, Risk Factors, of our 2007 Form 10-K, Part II, Item 1A, Risk Factors, of this report, and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our 2007 Form 10-K, for a discussion of risks and uncertainties facing us. As with most companies, changes in our business or other factors may occur that might have a material adverse impact on our financial position, results of operations, and cash flows.

•

Reimbursement. Historically, Congress and some state legislatures have periodically proposed significant changes in regulations governing the healthcare system. Many of these changes have resulted in limitations on and, in some cases, significant reductions in the levels of payments to healthcare providers for services under many government reimbursement programs. For example, and as discussed above, while the freeze at the 60% compliance threshold under the 2007 Medicare Act is a long-term positive for us, the pricing roll-back is a short-term negative in 2008 and a portion of 2009.

Because Medicare comprised approximately 66.2% and 67.2% of our Net operating revenues for the three and nine months ended September 30, 2008, respectively, single-payor exposure and any potential legislative changes present risks to us. Also, because we receive a significant percentage of our revenues from Medicare, our inability to achieve continued compliance with the 60% threshold under the 2007 Medicare Act could have a material adverse effect on our financial position, results of operations, and cash flows. However, based on current projections, we do not anticipate that any of our hospitals will be unable to comply with this threshold.

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

•

Staffing. Our operations are dependent on the efforts, abilities, and experience of our medical support personnel, such as physical therapists, nurses, and other healthcare professionals, and our management. If we are unable to recruit and retain qualified physical therapists, nurses, other medical support personnel, or management, or to control our labor costs, our financial position, results of operations, and cash flows could be adversely impacted.

The lack of availability of physical therapists, nurses, and other medical support personnel continues to challenge the industry and our Company. This shortage has required us to enhance compensation and increase our use of higher-priced contract labor. Because a significant percentage of our revenues consist of fixed, prospective payments, our ability to pass along these increased costs is limited. This will be especially true during the 2008 and 2009 pricing roll-back period under the 2007 Medicare Act, as discussed above.

During 2008, we have maintained competitive salary structures while making an investment, in the form of enhanced benefits programs, in our employees in an effort to reduce turnover at our hospitals and attract qualified healthcare professionals to our business. Recruiting and retaining qualified personnel for our hospitals will remain a high priority for the Company on a go-forward basis. However, we must balance our ability to maintain a competitive total compensation package with our goal of being a high quality, low cost provider of inpatient rehabilitation services. See the “Results of Operations – Salaries and Benefits” section of this Item for additional information.

Business Outlook –

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

Strategic Outlook

In light of the current global economic uncertainty, we have reassessed our strategic outlook to ensure it is appropriate under the current circumstances.

Our largest referral source is acute care hospitals, and it is not uncommon for acute care volumes, some of which are discretionary in nature, to decrease during periods of economic uncertainty. While a small portion of our patients are discretionary, the majority of patients we serve have medical conditions, such as strokes, hip fractures, and neurological disorders, that are non-discretionary in nature and which require rehabilitative services in an inpatient setting. In addition, our revenue and accounts receivable balances are heavily weighted toward Medicare, and we do not believe there is significant credit risk associated with this government payor. Consequently, we believe we are well positioned to weather such economic periods. As a result, we expect the current economic uncertainty will only minimally impact our Provision for doubtful accounts. The area of our business at the most risk for decreases in discretionary spending is our outpatient services. However, this area of our business represents less than 10% of our consolidated Net operating revenues, so we anticipate minimal impact to our overall results.

We believe the above assessment of our ability to manage through these difficult economic times is evidenced by our continued volume growth in the third quarter of 2008 when our consolidated portfolio yielded same store, quarter-over-quarter growth in discharges of approximately 8.1%. In addition, our Provision for doubtful accounts remained within our stated range of 1.5% to 1.8% of Net operating revenues. Further, we believe we have adequate sources of liquidity due to our Cash and cash equivalents and the availability of our revolving credit facility. Our earliest refinancing risk is 2012, when our revolving credit facility expires, and 2013, when our Term Loan Facility matures. The majority of our bonds are not due until 2014 and 2016.

With the continued deleveraging of the Company as a priority, on June 27, 2008, we finalized the issuance and sale of 8.8 million shares of our common stock to J.P. Morgan Securities Inc. for net proceeds of approximately $150 million (see Note 7, Shareholders’ Deficit, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report) and used the majority of these net proceeds to reduce our total debt outstanding. This debt reduction was in addition to the use of the net proceeds from the sale of our corporate campus in April 2008 to reduce total debt outstanding. In addition, during October 2008, we used the majority of our federal income tax refund for tax years 2000 through 2003 (see Note 10, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report) to reduce amounts outstanding under our Credit Agreement. In total and through October 2008, we have reduced our total debt outstanding by approximately $208 million since December 31, 2007. In addition, we plan to use the majority of the net proceeds from our settlement with UBS (see Note 13, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report) to reduce long-term debt. However, no assurances can be given as to the exact timing of the receipt of such proceeds.

While our primary emphasis remains on debt reduction and further deleveraging, we have also been able to continue our development efforts. During the third quarter of 2008, we completed the following acquisitions:

Acquisition, with Leased Real Estate

•

In July 2008, we closed the transaction to purchase The Rehabilitation Hospital of South Jersey, a 34-bed inpatient rehabilitation hospital in Vineland, New Jersey. This transaction added a third New Jersey rehabilitation hospital to our northeast region.

Market Consolidations

•

In August 2008, we closed the transaction to acquire an inpatient rehabilitation unit at the Medical Center of Arlington in Texas. The operations of this unit were relocated to HealthSouth Rehabilitation Hospital of Arlington.

•

In August 2008, we finalized the acquisition of an inpatient rehabilitation hospital in Midland, Texas from Rehabcare Corporation. The operations of this hospital were relocated to HealthSouth Rehabilitation Hospital of Midland/Odessa.

During the third quarter of 2008, we also had activity related to our de-novo sites, as our certificate of need application for a new 40-bed rehabilitation hospital in Loudoun County, Virginia was approved on July 30, 2008. We expect to break ground on this site in the first half of 2009.

As we reassessed the appropriateness of our strategic outlook during the current economic uncertainty, we took a critical look at our development strategy, especially as it related to de-novo projects. In recognition of changing economic conditions, we will continue to be disciplined in our approach to development opportunities, carefully evaluating these opportunities against our deleveraging priority. For the foreseeable future, reducing our long-term debt will be our primary objective. Those development projects we pursue will be acquisitions and market consolidations, as well as bed expansions in existing hospitals, as they provide immediate earnings growth. For any de-novo project we decide to pursue, we will work with potential developers so that the developer assumes the majority of the financing risks associated with the real estate.

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

As a result of our TeamWorks initiative, we are experiencing a year-over-year increase in patient discharges. Over the years, we have developed clinical programs, such as those focusing on stroke and other neurological disorders, and have invested in technology to meet the needs of patients requiring inpatient rehabilitative care. Our sales and marketing efforts implemented as part of the TeamWorks initiative have focused on these programs, which benefit higher acuity patients. Typically, these conditions provide higher net patient revenue per discharge because of the higher level of services and resources required.

During the third quarter of 2008, we completed the implementation of the above two phases of TeamWorks at all of our hospitals. As we finalize our plans for the next phase of TeamWorks, we are also implementing a sustainability module to ensure the operational initiatives from the start-up phase of the project remain embedded at our hospitals. We remain optimistic about the project’s ability to drive market share based on the results we have seen thus far.

As disclosed previously, our Salaries and benefits have grown as a percent of Net operating revenues during 2008 due to various factors, including the enhancement of benefits provided to our employees. We are actively managing the productive portion of our Salaries and benefits, and we are taking steps to address the non-productive component of these expenses (see this Item, “Results of Operations – Salaries and Benefits”). We continue to monitor the labor market and will make any necessary adjustments to remain competitive in this challenging environment while also being consistent with our goal of being a high quality, low cost provider of inpatient rehabilitation services.

In addition to the specific challenges we face with staffing levels and costs, we are not immune to the impact the current global economic situation is having on the operating costs of most companies. Specifically, we are experiencing increased utility costs and increased pricing related to supplies, especially pharmaceutical costs. Because our payor mix is weighted heavily towards Medicare, we will be challenged in managing these rising costs as a percent of revenue given the Medicare pricing roll-back that became effective April 1, 2008 and remains effective through September 30, 2009. However, we will be implementing strategies to address these rising costs.

As we move through the fourth quarter of 2008 and into the first quarter of 2009, it will be important to remember that quarter-over-quarter comparisons for these periods will not be on an equal basis to the prior year due to the Medicare pricing roll-back. The fourth quarter of 2007 and the first quarter of 2008 both contained a Medicare pricing increase that became effective October 1, 2007 but was “rolled back” from our Medicare reimbursement on April 1, 2008.

In summary, we believe we are well positioned to weather the current economic environment. We do not believe our volumes or bad debt will be materially adversely impacted. We plan to continue to use the majority of our excess free cash flow to reduce debt. On a go-forward basis, we anticipate we will be able to generate cash flows to fund additional debt reduction and disciplined, opportunistic development activities, which we believe will bring long-term, sustainable growth and returns to our stockholders.

Results of Operations

During the three and nine months ended September 30, 2008 and 2007, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Medicare	66.2%	66.1%	67.2%	67.9%
Medicaid	2.2%	2.1%	2.2%	1.9%
Workers’ compensation	2.2%	2.3%	2.2%	2.3%
Managed care and other discount plans	19.3%	19.2%	19.0%	18.5%
Other third-party payors	7.6%	6.7%	6.9%	6.2%
Patients	0.8%	1.1%	0.7%	0.7%
Other income	1.7%	2.5%	1.8%	2.5%
Total	100.0%	100.0%	100.0%	100.0%

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

The percent of our Net operating revenues attributable to Medicare has decreased over the past few years due to an increase in managed Medicare and private fee-for-service plans that are included in the “managed care and other discount plans” and “other third-party payors” categories, respectively, in the above table. As part of the Balanced Budget Act of 1997, Congress created a program of private, managed healthcare coverage for Medicare beneficiaries. This program has been referred to as Medicare Part C, Medicare+Choice, or Medicare Advantage. The program offers beneficiaries a range of Medicare coverage options by providing a choice between the traditional fee-for-service program (under Medicare Parts A and B) or enrollment in a health maintenance organization, preferred provider organization, point-of-service plan, provider sponsored organization, or an insurance plan operated in conjunction with a medical savings account. While we expect our payor mix will remain heavily weighted towards traditional Medicare, we expect this shift of traditional Medicare patients into managed Medicare and private fee-for-service plans will continue. However, the future of Medicare Part C will be determined, ultimately, by Congress, and any changes to Medicare Part C may have an impact on this trend.

Under IRF-PPS, hospitals are reimbursed on a “per discharge” basis. Thus, the number of patient discharges is a key metric utilized by management to monitor and evaluate our performance. The number of outpatient visits is also tracked in order to measure the volume of outpatient activity each period.

During the three months ended September 30, 2008, we identified one hospital and one gamma knife radiosurgery center that qualified under Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to be reported as assets held for sale and discontinued operations. For these facilities, we reclassified our condensed consolidated balance sheet as of

December 31, 2007 to show the assets and liabilities of these qualifying facilities as held for sale. We also reclassified our condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2007 and our condensed consolidated statement of cash flows for the nine months ended September 30, 2007 to show the results of these qualifying facilities as discontinued operations.

For the three and nine months ended September 30, 2008 and 2007, our consolidated results of operations were as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
	(In Millions)			(In Millions)
Net operating revenues	$ 456.2	$ 428.3	6.5%	$ 1,378.6	$ 1,302.9	5.8%
Operating expenses:
Salaries and benefits	236.5	214.4	10.3%	701.0	646.2	8.5%
Other operating expenses	68.9	63.7	8.2%	202.1	187.6	7.7%
General and administrative
expenses	25.5	25.8	(1.2%)	78.8	101.8	(22.6%)
Supplies	26.2	24.1	8.7%	81.1	74.9	8.3%
Depreciation and amortization	18.1	19.5	(7.2%)	65.8	56.9	15.6%
Impairment of long-lived assets	–	0.4	(100.0%)	0.6	15.1	(96.0%)
Occupancy costs	12.8	12.9	(0.8%)	37.6	38.5	(2.3%)
Provision for doubtful accounts	6.7	5.6	19.6%	20.8	26.2	(20.6%)
Loss on disposal of assets	0.2	0.6	(66.7%)	0.6	2.2	(72.7%)
Government, class action, and
related settlements	17.1	3.9	338.5%	(27.9)	(34.0)	(17.9%)
Professional fees—accounting,
tax, and legal	4.0	9.2	(56.5%)	12.9	44.3	(70.9%)
Total operating expenses	416.0	380.1	9.4%	1,173.4	1,159.7	1.2%
Loss on early extinguishment of debt	2.1	2.2	(4.5%)	5.8	19.9	(70.9%)
Interest expense and amortization of
debt discounts and fees	40.4	60.2	(32.9%)	131.3	177.9	(26.2%)
Other income	(0.4)	(9.4)	(95.7%)	(2.1)	(14.5)	(85.5%)
Loss on interest rate swap	8.0	21.4	(62.6%)	16.1	6.8	136.8%
Equity in net income of
nonconsolidated affiliates	(2.7)	(2.3)	17.4%	(7.8)	(7.4)	5.4%
Minority interests in earnings of
consolidated affiliates	5.9	7.2	(18.1%)	21.7	23.2	(6.5%)
(Loss) income from continuing
operations before income tax
benefit	(13.1)	(31.1)	(57.9%)	40.2	(62.7)	(164.1%)
Provision for income tax benefit	(22.5)	(281.2)	(92.0%)	(21.7)	(288.2)	(92.5%)
Income from continuing
operations	9.4	250.1	(96.2%)	61.9	225.5	(72.5%)
(Loss) income from discontinued
operations, net of income tax
(expense) benefit	(2.8)	37.5	(107.5%)	8.6	473.7	(98.2%)
Net income	$ 6.6	$ 287.6	(97.7%)	$ 70.5	$ 699.2	(89.9%)

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Salaries and benefits	51.8%	50.1%	50.8%	49.6%
Other operating expenses	15.1%	14.9%	14.7%	14.4%
General and administrative expenses	5.6%	6.0%	5.7%	7.8%
Supplies	5.7%	5.6%	5.9%	5.7%
Depreciation and amortization	4.0%	4.6%	4.8%	4.4%
Impairment of long-lived assets	0.0%	0.1%	0.0%	1.2%
Occupancy costs	2.8%	3.0%	2.7%	3.0%
Provision for doubtful accounts	1.5%	1.3%	1.5%	2.0%
Loss on disposal of assets	0.0%	0.1%	0.0%	0.2%
Government, class action, and related
settlements	3.7%	0.9%	(2.0%)	(2.6%)
Professional fees—accounting, tax, and
legal	0.9%	2.1%	0.9%	3.4%
Total	91.2%	88.7%	85.1%	89.0%

Additional information regarding our operating results for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Millions)		(In Millions)
Net patient revenue—inpatient	$ 411.5	$ 380.4	$ 1,241.1	$ 1,155.5
Net patient revenue—outpatient and
other revenues	44.7	47.9	137.5	147.4
Net operating revenues	$ 456.2	$ 428.3	$ 1,378.6	$ 1,302.9

	(Actual Amounts)
Discharges	26,827	24,535	80,126	75,733
Outpatient visits	310,279	323,374	936,152	1,012,370
Average length of stay	14.7 days	15.3 days	14.9 days	15.2 days
Occupancy %	65.6%	62.4%	66.4%	64.2%
# of licensed beds	6,556	6,563	6,556	6,563
Full-time equivalents*	15,744	15,345	15,590	15,459

*

Excludes 396 and 513 full-time equivalents for the three months ended September 30, 2008 and 2007, respectively, and 413 and 601 full-time equivalents for the nine months ended September 30, 2008 and 2007, respectively, who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our condensed consolidated statements of operations and comprehensive income. Full-time equivalents included in the above table represent HealthSouth employees who participate in or support the operations of our hospitals and exclude an estimate of full-time equivalents related to contract labor.

In the discussion that follows, we use “same store” comparisons to explain the changes in certain performance metrics and line items within our financial statements. We calculate same store comparisons based on hospitals open throughout both the full current periods and throughout the full prior periods presented. These comparisons include the financial results of market consolidation transactions in existing markets, as it is difficult to determine, with precision, the incremental impact of these transactions on our results of operations.

Net Operating Revenues

Our consolidated Net operating revenues consist primarily of revenues derived from patient care services. Net operating revenues also include other revenues generated from management and administrative fees and other non-patient care services. These other revenues approximated 1.7% and 2.5% of consolidated Net operating revenues for the three months ended September 30, 2008 and 2007, respectively, and 1.8% and 2.5% of consolidated Net operating revenues for the nine months ended September 30, 2008 and 2007, respectively.

While our Net operating revenues are being negatively impacted by the pricing roll-back that is part of the 2007 Medicare Act (the pricing roll-back is effective from April 1, 2008 until September 30, 2009), our TeamWorks initiative is producing results that yielded an increase in patient discharges in all periods presented. During the fourth quarter of 2008, TeamWorks is being implemented at our hospital in Vineland, New Jersey, which we acquired on July 31, 2008.

	Cumulative # of	% Increase in Discharges for All 93 Hospitals
	Hospitals with TeamWorks	Quarter-Over-Quarter	Year-Over-Year
Q1 2008	44	2.6%	2.6%
Q2 2008	76	5.6%	4.1%
Q3 2008	92	9.3%	5.8%

Net patient revenue from our hospitals benefited from three acquisitions in the third quarter of 2008. See this Item, “Business Outlook,” and Note 1, Basis of Presentation, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Net patient revenue from our hospitals was 8.2% higher for the three months ended September 30, 2008 than the three months ended September 30, 2007. As shown in the above table, we experienced a 9.3% quarter-over-quarter increase in patient discharges. Same store discharges were 8.1% higher quarter over quarter. A slight decrease in the acuity of our patients resulted in a decrease to our net patient revenue per discharge quarter over quarter.

Net patient revenue from our hospitals was 7.4% higher for the nine months ended September 30, 2008 than the nine months ended September 30, 2007. As also shown in the above table, we experienced a 5.8% year-over-year increase in patient discharges as a result of our TeamWorks initiative. For the year-to-date period, same store discharges were 5.0% higher in 2008 than in 2007. In addition, our net patient revenue per discharge was higher year over year due to the Medicare pricing increase that was included in the first quarter of 2008 but was rolled back effective April 1, 2008.

Decreased outpatient volumes compared to prior year in all periods presented resulted primarily from the closure of outpatient satellites, but challenges in securing therapy staffing in certain markets and continued competition from physicians offering physical therapy services within their own offices also contributed to the decline. We also made the decision to staff our inpatient rehabilitation hospitals in lieu of some of our outpatient satellites due to staffing shortages. As of September 30, 2008, we operated 55 outpatient satellites, while as of September 30, 2007, we operated 70 outpatient satellites. Strong unit pricing and the closure of underperforming satellites resulted in higher net patient revenue per visit in 2008 for all periods presented. We continuously monitor the performance of our outpatient satellites and will take appropriate action with respect to underperforming facilities, including closure.

Salaries and Benefits

Salaries and benefits represent the most significant cost to us and include all amounts paid to full- and part-time employees who directly participate in or support the operations of our hospitals, including all related costs of benefits provided to employees. It also includes amounts paid for contract labor.

As disclosed previously, Salaries and benefits have grown as a percent of Net operating revenues during 2008 due to various factors: additional employees needed as a result of additional volumes, costs associated with recruiting, training, and orienting these new employees, annual merit increases, and increases in the cost of benefits provided to our employees.

Additionally, some of our hospitals in Texas and Louisiana experienced disruption to their operations as a result of three hurricanes. These hurricanes caused these hospitals to pay extra overtime to meet the needs of those patients who could not be discharged.

We are actively managing the productive portion of our Salaries and benefits. To manage our productivity, we utilize certain metrics, including employees per occupied bed, or “EPOB.” This metric is determined by dividing the number of full-time equivalents, including an estimate of full-time equivalents from the utilization of contract labor, by the number of occupied beds during each period. The number of occupied beds is determined by multiplying the number of licensed beds by our occupancy percentage. For the three months ended September 30, 2008 and 2007, our EPOB was 3.69 and 3.78, respectively, or a quarter-over-quarter improvement of 2.4%. For the nine months ended September 30, 2008 and 2007, our EPOB was 3.62 and 3.71, respectively, or a year-over-year improvement of 2.4%.

While we are successfully managing our productivity, non-productive factors are contributing to the increase in Salaries and benefits. First, as reported previously, on October 1, 2007, we gave merit increases, which averaged 3.7%, to most of our employees and adjusted certain salary ranges in select markets. We also received a Medicare pricing adjustment at the same time. However, this Medicare increase was eliminated on April 1, 2008, which had the effect of increasing Salaries and benefits as a percent of Net operating revenues in the nine months ended September 30, 2008. As it is routine to provide merit increases to our employees on October 1 of each year, which normally coincides with our annual Medicare pricing adjustment, we provided an approximate 3.0% merit increase to our employees effective October 1, 2008.

Second, as also previously reported, in an effort to improve retention and reduce turnover at our hospitals, we enhanced certain benefits effective January 1, 2008. In addition to these enhancements, we consolidated numerous paid-time-off (“PTO”) plans across our hospitals, which lead to increased PTO for many of our employees. We are addressing our comprehensive benefits package and making refinements that will allow us to remain competitive in this challenging staffing environment while also being consistent with our goal of being a high quality, low cost provider of inpatient rehabilitation services. Such refinements include, but may not be limited to, passing along a portion of the increased costs associated with medical plan benefits to our employees and reducing certain aspects of our PTO program. The majority of changes to these benefit plans will be effective January 1, 2009.

Finally, we pay our employees for non-productive hours related to orientation, training, and other similar items. As we recruited new employees to meet the staffing needs associated with our increased volumes, the costs associated with our orientation and training efforts increased. We anticipate this cost will level-off once we are able to adjust our permanent staffing levels to accommodate our higher volumes.

Our staffing priority is always to effectively treat our patients and to continue achieving the excellence in clinical outcomes that differentiates us from our competitors. We will continue to actively manage the productive component of our Salaries and benefits while we address the non-productive component. We expect to see some improvement in the non-productive component of Salaries and benefits during the fourth quarter of 2008. However, we expect a meaningful improvement in this area during 2009, as we transition into a new benefit year.

Other Operating Expenses

Other operating expenses include costs associated with managing and maintaining our hospitals. These expenses include such items as repairs and maintenance, utilities, contract services, professional fees, and insurance.

Other operating expenses were higher in the three and nine months ended September 30, 2008 than the three and nine months ended September 30, 2007 primarily due to increased patient volumes, repairs and maintenance expenses associated with the refurbishment of some of our aging hospitals, costs associated with the implementation of our TeamWorks initiative, and the effect of hurricanes on some of our hospitals in Texas and Louisiana. We are also experiencing increased utility costs.

While we are taking steps to address these rising costs, because our payor mix is heavily weighted toward Medicare, we will be challenged in managing these rising costs as a percent of Net operating revenues, given the Medicare pricing roll-back that became effective April 1, 2008 and remains effective through September 30, 2009.

General and Administrative Expenses

General and administrative expenses primarily include administrative expenses such as corporate accounting, internal audit and controls, legal, and information technology services that are managed from our corporate headquarters in Birmingham, Alabama. These expenses include the salaries and benefits of 396 and 513 full-time equivalents for the three months ended September 30, 2008 and 2007, respectively, and 413 and 601 full-time equivalents for the nine months ended September 30, 2008 and 2007, respectively, who perform these administrative functions. These expenses also include all stock-based compensation expenses recorded in accordance with FASB Statement No. 123 (Revised 2004), Share-Based Payment.

Quarter-over-quarter, our General and administrative expenses decreased as a percent of Net operating revenues but remained relatively flat in terms of dollars. The dollar amounts in each quarter are comparable due to the fact that we completed the divestitures of our surgery centers, outpatient, and diagnostic divisions in the third quarter of 2007. However, as we were able to focus on our core operations in inpatient rehabilitation services and through the implementation of our TeamWorks initiative, we have increased our Net operating revenues and achieved the economies of scale that allow us to decrease these expenses as a percent of Net operating revenues.

Our General and administrative expenses decreased as a percent of Net operating revenues and in terms of dollars during the nine months ended September 30, 2008 compared to the same period of 2007. This decrease was primarily due to the right-sizing of our corporate departments following the divestitures of our surgery centers, outpatient, and diagnostic divisions in the second and third quarters of 2007. Because we did not allocate corporate overhead by division, our operating results in 2007 include overhead costs associated with managing and providing shared services to our surgery centers, outpatient, and diagnostic divisions, through their respective dates of sale, even though these divisions qualified as discontinued operations.

We continue to monitor our General and administrative expenses for opportunities to improve our financial results.

Supplies

Supplies expense includes all costs associated with supplies used while providing patient care. These costs include pharmaceuticals, needles, bandages, food, and other similar items.

The increase in Supplies expense in both periods presented was due primarily to an increase in the number of patients treated. We are also experiencing increased pricing related to supplies, especially pharmaceutical costs. While we are taking steps to address these rising costs, because our payor mix is heavily weighted toward Medicare, we will be challenged in managing these rising costs as a percent of Net operating revenues, given the Medicare pricing roll-back that became effective April 1, 2008 and remains effective through September 30, 2009.

Depreciation and Amortization

The decrease in Depreciation and amortization for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was due to the decreased depreciable base of our assets due to the level of our capital expenditures over the past few years and the sale of our corporate campus during the first quarter of 2008, as discussed below and in Note 3, Property and Equipment, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

The increase in Depreciation and amortization for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily resulted from the sale of our corporate campus during the first quarter of 2008. We sold our corporate campus to Daniel Corporation (“Daniel”) on March 31, 2008. In accordance with FASB Statement No. 144, we reviewed our depreciation estimates of our corporate campus based on the revised salvage value of the campus due to the expected sale transaction. During the first quarter of 2008, we accelerated the depreciation of our corporate campus by approximately $11.0 million so that the net book value of the corporate campus equaled the net proceeds received on the transaction’s closing date.

As a result of our development activities, as discussed in Note 1, Basis of Presentation, and Note 4, Goodwill and Other Intangible Assets, to the condensed consolidated financial statements included in Part I,

Item 1, Financial Statements (Unaudited), of this report, we expect our depreciation and amortization charges to increase in the fourth quarter of this year and going forward.

Impairment of Long-Lived Assets

During the nine months ended September 30, 2008, we recorded an impairment charge of $0.6 million. This charge represented our write-down of certain long-lived assets associated with one of our hospitals to their estimated fair value based on an offer we received from a third party to acquire the assets.

During the nine months ended September 30, 2007, we recognized long-lived asset impairment charges of $15.1 million. Approximately $14.5 million of these charges related to the Digital Hospital (as defined in Note 5, Property and Equipment, to the consolidated financial statements included in our 2007 Form 10-K). On June 1, 2007, we entered into an agreement with an investment fund sponsored by Trammell Crow Company (“Trammel Crow”) pursuant to which Trammell Crow agreed to acquire our corporate campus for a purchase price of approximately $60 million, subject to certain adjustments. We wrote the Digital Hospital down by $14.5 million to its estimated fair value based on the estimated net proceeds we expected to receive from this sale. The agreement to sell our corporate campus to Trammell Crow was terminated on August 7, 2007, pursuant to an opt-out provision in the agreement which Trammel Crow exercised.

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

Provision for Doubtful Accounts

As disclosed previously, we completed the installation of new collections software in the latter half of 2006. In the third quarter of 2007, our Provision for doubtful accounts as a percent of Net operating revenues became more reflective of the benefits we are seeing from the new collections software, as well as the standardization of certain business office processes. This positive trend has continued in 2008.

We continue to experience the denial of certain billings by one of our Medicare contractors based on medical necessity. We appeal most of these denials and have experienced a strong success rate for claims that have completed the appeals process. While our success rate is a positive reflection of the medical necessity of the applicable patients, the appeal process can take in excess of one year, and we cannot provide assurance as to the ongoing and future success of our appeals. As such, we have provided reserves for these receivables in accordance with our accounting policy that necessarily considers the age of the receivables under appeal as part of our Provision for doubtful accounts.

Government, Class Action, and Related Settlements

Government, class action, and related settlements for the three months ended September 30, 2008 included a $14.7 million increase to the liability associated with our securities litigation (as discussed in Note 12, Securities Litigation Settlement, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report) based on the value of our common stock and the associated common stock warrants underlying this settlement. Government, class action, and related settlements for the nine months ended September 30, 2008 included a $28.6 million reduction in this liability. Government, class action, and related settlements also included a net charge of approximately $2.4 million during the three months ended September 30, 2008 for certain settlements and indemnification obligations. Similar items resulted in a net charge of approximately $0.7 million during the nine months ended September 30, 2008.

Government, class action, and related settlements for the three and nine months ended September 30, 2007 included a $5.9 million and $55.0 million, respectively, reduction in the liability associated with our securities litigation (as discussed in Note 12, Securities Litigation Settlement, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report) based on the value of our common stock and the associated common stock warrants underlying this settlement.

During the third quarter of 2007, we agreed in principle to a final settlement of certain self-disclosures made to the United States Department of Health and Human Services Office of Inspector General. During the three and nine months ended September 30, 2007, we recorded charges of approximately $6.2 million and $14.2 million, respectively, related to these negotiations and ultimate settlement.

Government, class action, and related settlements also included a net charge of approximately $3.6 million during the three months ended September 30, 2007 for certain settlements and indemnification obligations. Similar items resulted in a net charge of approximately $6.8 million during the nine months ended September 30, 2007.

Professional Fees—Accounting, Tax, and Legal

During the three months ended September 30, 2008, Professional fees – accounting, tax, and legal primarily related to legal fees for continued litigation defense and support matters arising from our prior reporting and restatement issues discussed in Note 13, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, including our derivative litigation. During the nine months ended September 30, 2008, Professional fees—accounting, tax, and legal primarily related to the legal fees discussed above and income tax return preparation and consulting fees for various tax projects related to our pursuit of our remaining income tax refund claims.

During the three and nine months ended September 30, 2007, Professional fees—accounting, tax, and legal related primarily to legal fees for continued litigation defense and support matters arising from our prior reporting and restatement issues discussed in Note 13, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, including our derivative litigation, and income tax return preparation and consulting fees for various tax projects (including tax projects associated with our filing of amended tax returns for 1996 through 2003). During the nine months ended September 30, 2007, Professional fees – accounting, tax, and legal also included fees paid to investment bankers and other consultants associated with our divestiture activities.

We have previously reported that we expected to incur approximately $25 million of Professional fees – accounting, tax, and legal during 2008, with an additional $10 million expected to be spent on such fees during 2009. At this time, we now expect the total 2008 and 2009 fees to remain at $35 million. However, we expect to incur approximately $20 million in 2008 and $15 million in 2009.

Loss on Early Extinguishment of Debt

During the three months ended September 30, 2008, we used the net proceeds from our equity offering (see Note 7, Shareholders’ Deficit, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report) to redeem a portion of our 10.75% Senior Notes due 2016 and a portion of our Floating Rate Senior Notes due 2014. As a result of these redemptions, we allocated a portion of the debt discounts and fees, as well as the premiums associated with these redemptions, to the debt that was extinguished and expensed amounts totaling $2.1 million to Loss on early extinguishment of debt. Similar amounts recorded for the nine months ended September 30, 2008 totaled $5.8 million and included pre-payments to reduce borrowings under our Credit Agreement.

During the second and third quarters of 2007, we used the net proceeds from the divestitures of our surgery centers, outpatient, and diagnostic divisions to reduce borrowings outstanding under our Credit Agreement. During the third quarter of 2007, we also used a combination of cash on hand and borrowings under our revolving credit facility to redeem approximately $32 million of our 10.75% Senior Notes due 2016. As a result of these pre-payments, we allocated a portion of the debt discounts and fees associated with these agreements to the debt that was extinguished and expensed debt discounts and fees totaling approximately $2.2 million and $19.9 million to Loss on early extinguishment of debt during the three and nine months ended September 30, 2007, respectively.

Interest Expense and Amortization of Debt Discounts and Fees

As discussed in Note 6, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, due to the requirements under our Credit Agreement to use the net proceeds from the divestitures of our surgery centers, outpatient, and diagnostic divisions to repay obligations outstanding under our Credit Agreement, and in accordance with the guidance in Emerging Issues Task Force (“EITF”) Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” we allocated the interest expense on the debt that was required to be repaid as a result of the disposal transactions to discontinued operations in all periods presented prior to the closing of the disposal transactions. However, the discussion that follows related to Interest expense and amortization of debt discounts and fees is based on total interest expense, including the amounts allocated to discontinued operations.

Total Interest expense and amortization of debt discounts and fees decreased by $20.2 million quarter over quarter. Approximately $13.0 million of this decrease was due to lower average borrowings which resulted from our use of the net proceeds from our divestiture transactions and the majority of our federal income tax recovery in 2007 to reduce debt (see Note 8, Long-term Debt, to the consolidated financial statements included in our 2007 Form 10-K), as well as the use of the proceeds from the sale of our corporate campus and our equity offering in 2008 to reduce total debt outstanding. The remainder of the decrease was due primarily to a decrease in our average interest rate quarter over quarter. Our average interest rate was 9.8% during the three months ended September 30, 2007 compared to an average rate of 8.3% during the three months ended September 30, 2008.

Total Interest expense and amortization of debt discounts and fees decreased by $90.8 million during the nine months ended September 30, 2008 compared to the same period of 2007. Approximately $73.1 million of this decrease was due to lower average borrowings which resulted from our use of the net proceeds from our divestiture transactions and the majority of our federal income tax recovery in 2007 to reduce debt (see Note 8, Long-term Debt, to the consolidated financial statements included in our 2007 Form 10-K), as well as the use of the proceeds from the sale of our corporate campus and our equity offering in 2008 to reduce total debt outstanding. The remainder of the decrease was due primarily to a decrease in our average interest rate during the nine months ended September 30, 2008 compared to the same period of 2007. Our average interest rate was 9.8% during the nine months ended September 30, 2007 compared to an average rate of 8.6% during the nine months ended September 30, 2008.

Our interest expense increases or decreases in accordance with changes in interest rates. However, the vast majority of our variable interest payments will be offset by net settlement payments or receipts on our interest rate swap, which are included in the line entitled Loss on interest rate swap in our condensed consolidated statements of operations and comprehensive income. See Part I, Item 3, Quantitative and Qualitative Disclosures about Market Risk.

Other Income

Other income is comprised of interest income and gains and losses on sales of investments. The decrease in Other income during the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 was due primarily to the sale of our remaining investment in Source Medical during the third quarter of 2007. As a result of this transaction, we recorded a gain on sale of approximately $8.6 million in Other income in the third quarter of 2007.

Loss on Interest Rate Swap

Our Loss on interest rate swap in each period represents amounts recorded related to the fair value adjustments, quarterly settlements, and accrued interest recorded for our interest rate swap. During the three and nine months ended September 30, 2008, we paid approximately $7.3 million and $13.9 million, respectively, in net cash settlement payments to our counterparties under the interest rate swap agreement. During the three and nine months ended September 30, 2007, we received approximately $0.6 million and $1.8 million, respectively, in net cash settlement payments from our counterparties under the interest rate swap agreement. For additional information regarding our interest rate swap agreement, see Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2007 Form 10-K and Part I, Item 3, Quantitative and Qualitative Disclosures about Market Risk, of this report.

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

(Loss) Income from Continuing Operations Before Income Tax Benefit

Our Loss from continuing operations before income tax benefit (“pre-tax loss from continuing operations”) for the three months ended September 30, 2008 and 2007 included net charges of $17.1 million and $3.9 million, respectively, related to Government, class action, and related settlements. It also included losses of $8.0 million and $21.4 million, respectively, associated with our interest rate swap. If we exclude these items, our pre-tax income from continuing operations for the three months ended September 30, 2008 was $12.0 million compared to a pre-tax loss from continuing operations for the three months ended September 30, 2007 of ($5.8) million, resulting in a quarter-over-quarter improvement of $17.8 million. This quarter-over-quarter improvement was attributable to an increase in Net operating revenues and a decrease in interest expense.

If we exclude these same items from our pre-tax income (loss) from continuing operations for the nine months ended September 30, 2008 and 2007, our pre-tax income from continuing operations for the nine months ended September 30, 2008 was $28.4 million compared to a pre-tax loss from continuing operations for the nine months ended September 30, 2007 of ($89.9) million. This period-over-period improvement resulted from an increase in Net operating revenues and a decrease in debt-related charges.

Provision for Income Tax Benefit

Our Provision for income tax benefit of $22.5 million for the three months ended September 30, 2008, included the following: (1) current income tax expense of approximately $2.0 million attributable to state income tax expense of subsidiaries which have separate state filing requirements and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (2) deferred income tax expense of approximately $0.6 million attributable to increases in the basis difference of certain indefinite-lived assets offset by (3) current income tax benefit of approximately $25.1 million primarily attributable to state income tax refunds received, or expected to be received, and changes in the amount of unrecognized tax benefits, as discussed in Note 10, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Our Provision for income tax benefit of $21.7 million for the nine months ended September 30, 2008, included the following: (1) current income tax expense of approximately $20.5 million attributable to a revision in previously estimated federal income tax refunds and related interest as a result of our settlement with the IRS for the tax years 2000 through 2003, state income tax expense of subsidiaries which have separate state filing requirements, and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (2) deferred income tax expense of approximately $2.0 million attributable to increases in the basis difference of certain indefinite-lived assets offset by (3) current income tax benefit of approximately $44.2 million primarily attributable to state income tax refunds received, or expected to be received, and changes in the amount of unrecognized tax benefits, as discussed in Note 10, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Our Provision for income tax benefit of $281.2 million and $288.2 million for the three and nine months ended September 30, 2007, respectively, consisted of the following: (1) a current income tax benefit of $251.0 million and $252.8 million, respectively, the majority of which is attributable to our settlement of federal income taxes, including interest, for the years 1996 to 1999 in excess of the estimated amounts previously accrued (as discussed in Note 17, Income Taxes, to the consolidated financial statements accompanying our 2007 Form 10-K), (2) a current income tax benefit of $24.4 million, in both periods, due to a change in estimate of the Company’s state taxable income due to the IRS adjustments for the 1996 through 1999 period, (3) a current income tax benefit of $10.4 million and $22.7 million, respectively, attributable to the utilization of the period’s pre-tax loss from continuing operations to offset the gains attributable to the sale of the surgery centers and outpatient divisions (see Note 9, Assets Held for Sale and Results of Discontinued Operations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of

this report), (4) current income tax expense of $3.7 million and $9.0 million, respectively, attributable to state income taxes of subsidiaries which have separate tax filing requirements, income taxes for other subsidiaries that are not included in our federal consolidated income tax return, and federal alternative minimum tax liabilities, and (5) deferred income tax expense of $0.9 million and $2.7 million, respectively, attributable to subsidiaries that are not included in our federal consolidated income tax return and increases in the basis difference of certain indefinite-lived intangible assets.

Fair Value of Non-Financial Assets

As discussed in Note 1, Basis of Presentation, and Note 4, Goodwill and Other Intangible Assets, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, we completed two market consolidation transactions during the third quarter of 2008. The market access assets acquired as a result of these transactions were valued using discounted cash flows under the income approach. The value of the market access assets is attributable to our ability to gain access to and penetrate the former facilities’ historical market patient base. To determine this value, we first developed a debt-free net cash flow forecast under various patient volume scenarios. The debt-free net cash flow was then discounted back to present value using a discount factor, which included an adjustment for company-specific risk. We are amortizing these assets over 20 years using an accelerated basis that reflects the pattern in which we believe the economic benefits of the market access assets will be consumed.

Results of Discontinued Operations

During the three months ended September 30, 2008, we identified one hospital and one gamma knife radiosurgery center that qualified under FASB Statement No. 144 to be reported as assets held for sale and discontinued operations. For these facilities, we reclassified our condensed consolidated balance sheet as of December 31, 2007 to show the assets and liabilities of these qualifying facilities as held for sale. We also reclassified our condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2007 and our condensed consolidated statement of cash flows for the nine months ended September 30, 2007 to show the results of these qualifying facilities as discontinued operations.

The operating results of discontinued operations, by division and in total, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
HealthSouth Corporation:
Net operating revenues	$ 5.7	$ 6.0	$ 13.8	$ 27.2
Costs and expenses	5.1	9.0	14.9	36.1
Impairments	7.7	–	7.7	–
Loss from discontinued operations	(7.1)	(3.0)	(8.8)	(8.9)
(Loss) gain on disposal of assets of discontinued operations	(0.1)	0.2	(0.2)	(0.2)
Income tax benefit	–	0.3	–	0.5
Loss from discontinued operations, net of tax	$ (7.2)	$ (2.5)	$ (9.0)	$ (8.6)
Surgery Centers:
Net operating revenues	$ 2.2	$ 12.0	$ 8.5	$ 373.1
Costs and expenses	2.0	10.6	11.9	345.6
Impairments	0.3	0.8	0.9	3.8
(Loss) income from discontinued operations	(0.1)	0.6	(4.3)	23.7
(Loss) gain on disposal of assets of discontinued operations	–	(0.1)	0.1	1.8
Gain on divestiture of division	–	49.2	19.3	317.8
Income tax (expense) benefit	–	(6.3)	0.7	42.2
(Loss) income from discontinued operations, net of tax	$ (0.1)	$ 43.4	$ 15.8	$ 385.5
Outpatient:
Net operating revenues	$ 0.1	$ 12.7	$ 1.4	$ 120.5
Costs and expenses	(5.1)	5.5	(3.1)	106.0
Impairments	–	–	–	0.2
Income from discontinued operations	5.2	7.2	4.5	14.3
Loss on disposal of assets of discontinued operations	–	–	–	(1.3)
(Loss) gain on divestiture of division	–	(0.4)	–	134.2
Income tax expense	–	(3.1)	–	(7.4)
Income from discontinued operations, net of tax	$ 5.2	$ 3.7	$ 4.5	$ 139.8
Diagnostic:
Net operating revenues	$ –	$ 13.5	$ 1.0	$ 90.2
Costs and expenses	0.3	14.4	2.7	96.6
Impairments	0.4	0.5	0.4	33.2
Loss from discontinued operations	(0.7)	(1.4)	(2.1)	(39.6)
Gain on disposal of assets of discontinued operations	–	1.5	–	2.8
Loss on divestiture of division	–	(8.4)	(0.6)	(8.4)
Income tax benefit	–	1.2	–	2.2
Loss from discontinued operations, net of tax	$ (0.7)	$ (7.1)	$ (2.7)	$ (43.0)
Total:
Net operating revenues	$ 8.0	$ 44.2	$ 24.7	$ 611.0
Costs and expenses	2.3	39.5	26.4	584.3
Impairments	8.4	1.3	9.0	37.2
(Loss) income from discontinued operations	(2.7)	3.4	(10.7)	(10.5)
(Loss) gain on disposal of assets of discontinued operations	(0.1)	1.6	(0.1)	3.1
Gain on divestitures of divisions	–	40.4	18.7	443.6
Income tax (expense) benefit	–	(7.9)	0.7	37.5
(Loss) income from discontinued operations, net of tax	$ (2.8)	$ 37.5	$ 8.6	$ 473.7

As discussed in Note 6, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, due to the requirements under our Credit Agreement to use the net proceeds from the divestitures of our surgery centers, outpatient, and diagnostic divisions to repay obligations outstanding under our Credit Agreement, and in accordance with EITF Issue No. 87-24, we allocated the interest expense on the debt that was required to be repaid as a result of the divestiture transactions to discontinued operations.

HealthSouth Corporation. Our results of discontinued operations primarily included the operations of the following hospitals: Union LTCH (closed in February 2007); Alexandria LTCH (sold in May 2007); Winnfield LTCH (sold in August 2007); Terre Haute LTCH (closed in August 2007); and Dallas Medical Center (qualified for discontinued operations in September 2008). These results also included the operations of our electro-shock wave lithotripter units (sold in June 2007) and our gamma knife radiosurgery center in Texas (lease expired in July 2008). The decreases in net operating revenues and costs and expenses in each period presented were due primarily to the performance and eventual sale or closure of these hospitals and facilities.

During the three and nine months ended September 30, 2008, we recorded impairment charges of $7.7 million. The majority of these charges related to the Dallas Medical Center. We determined the fair value of the impaired long-lived assets at the hospital primarily based on the assets’ estimated fair value using valuation techniques that included third-party appraisals and a preliminary offer from a third party to purchase the assets.

Surgery Centers. We closed the transaction to sell our surgery centers division to ASC Acquisition LLC (“ASC”) on June 29, 2007, other than with respect to certain facilities in Connecticut, Rhode Island, and Illinois for which approvals for the transfer to ASC had not yet been received as of such date. In August and November 2007, we received approval and transferred the applicable facilities in Connecticut and Rhode Island, respectively, and on January 28, 2008, we received approval for the change in control of five of the six Illinois facilities. No portion of the purchase price was withheld at closing pending the transfer of these facilities. As of September 30, 2008, we have deferred approximately $26.5 million of cash proceeds received at closing associated with the facility that was still awaiting approval for the transfer to ASC as of September 30, 2008.

As a result of the transfer of the five Illinois facilities during the first quarter of 2008, we recorded a gain on disposal of approximately $19.3 million during the nine months ended September 30, 2008. We expect to record an additional gain of approximately $10 million to $16 million for the one facility that remains pending in Illinois. For additional information, see Note 9, Assets Held for Sale and Results of Discontinued Operations, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

The change in operating results for this division for all periods presented resulted from the divestiture of the division on June 29, 2007, as discussed previously.

Outpatient. We closed the transaction to sell our outpatient division to Select Medical Corporation (“Select Medical”) on May 1, 2007, other than with respect to certain facilities for which approvals for the transfer to Select Medical had not yet been received as of such date. Approximately $24 million of the $245 million purchase price was withheld pending the transfer of these facilities. Subsequent to closing, we received approval and transferred the remaining facilities to Select Medical, and we received additional sale proceeds in November 2007. For additional information, see Note 9, Assets Held for Sale and Results of Discontinued Operations, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

The change in operating results for this division for all periods presented resulted from the divestiture of the division on May 1, 2007, as discussed previously. Amounts included in income from discontinued operations of our outpatient division in the three and nine months ended September 30, 2008 related to the expiration of a contingent liability associated with a prior contractual agreement associated with the division.

Diagnostic. We closed the transaction to sell our diagnostic division to The Gores Group on July 31, 2007, other than with respect to one facility for which approval for the transfer had not yet been received as of such date. During the first quarter of 2008, we received approval for the transfer of the remaining facility to The Gores Group. For additional information, see Note 9, Assets Held for Sale and Results of Discontinued Operations, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

The change in operating results for this division for all periods presented resulted from the divestiture of the division on July 31, 2007, as discussed previously. During the first quarter of 2007, we wrote the intangible assets and certain long-lived assets of our diagnostic division down to their estimated fair value based on the estimated net proceeds we expected to receive from the divestiture of the division. This charge is included in impairments in the above results of operations of our diagnostic division for the nine months ended September 30, 2007.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, cash from operations, and Revolving Loans under our Credit Agreement (as defined in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2007 Form 10-K).

While we continue to make progress in improving our leverage and liquidity, we remain highly leveraged. With the continued deleveraging of the Company as a priority, on June 27, 2008, we finalized the issuance and sale of 8.8 million shares of our common stock to J.P. Morgan Securities Inc. for net proceeds of approximately $150 million and used the majority of these net proceeds to reduce our total debt outstanding. This debt reduction was in addition to the use of the net proceeds from the sale of our corporate campus in April 2008 to reduce total debt outstanding. In addition, during October 2008, we used the majority of our federal income tax refund for tax years 2000 through 2003 to reduce amounts outstanding under our Credit Agreement. In total and through October 2008, we have reduced our total debt outstanding by approximately $208 million since December 31, 2007. See Note 3, Property and Equipment, Note 6, Long-term Debt, Note 7, Shareholders’ Deficit, and Note 10, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report for additional information related to these transactions.

In addition, we plan to use the majority of the net proceeds from our settlement with UBS (see Note 13, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report) to reduce long-term debt. However, no assurances can be given as to the exact timing of the receipt of such proceeds.

Our primary sources of funding are cash flows from operations and borrowings under our revolving credit facility. As of September 30, 2008, we had approximately $24.9 million in Cash and cash equivalents. This amount excludes approximately $73.4 million in Restricted cash and $27.8 million of Restricted marketable securities, which are assets whose use is restricted because of various obligations we have under lending agreements, partnership agreements, and other arrangements, primarily related to our captive insurance company. As of September 30, 2008, Restricted cash included approximately $30.3 million held in escrow by the trustee of our 10.750% Senior Subordinated Notes due 2008. This cash was used to redeem the remaining balance of these notes on their maturity date of October 1, 2008 (see Note 6, Long-term Debt) and is included in the total debt reduction discussed in the previous paragraph.

Based on our current borrowing capacity and compliance with the financial covenants under our Credit Agreement, we do not believe there is significant risk in our ability to make additional draws under our revolving credit facility, if needed. However, no such assurances can be provided. We have recently drawn on the revolving credit facility and issued letters of credit under its subfacility without incident. More specifically, on September 30, 2008, we drew $13.0 million on our revolving credit facility, and on October 15, 2008, we made an additional $40.0 million draw, both of which were used for general corporate purposes. In light of the current global economic situation, we have evaluated and quantified, to the extent practicable, our exposure to counterparties who have or may likely experience significant threats to their ability to adequately service our needs. We monitor the financial strength of our depositories, creditors, derivative counterparties, and insurance carriers using publicly available information, as well as qualitative inputs. In addition, we do not face substantial refinancing risk, as our revolving credit facility does not expire until 2012, our Term Loan Facility does not mature until 2013, and the majority of our bonds are not due until 2014 and 2016.

We have additional scheduled principal payments, including debt maturities, of $6.1 million (in addition to the $30.3 million redemption of the 10.750% Senior Subordinated Notes that was made on October 1, 2008, as discussed above) and $25.3 million in the remainder of 2008 and 2009, respectively, related to long-term debt obligations (see Note 6, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report).

As with any company carrying significant debt, our primary risk relating to our high leverage is the possibility that a rapid increase in interest rates and/or a down-turn in operating earnings could impair our ability to comply with the financial covenants contained within our Credit Agreement. Loans under our Credit Agreement bear interest at a rate of, at our option, 1-month, 2-month, 3-month, or 6-month LIBOR or the Prime rate, plus an applicable margin that varies depending upon our leverage ratio and corporate credit rating. Our primary covenants include a leverage ratio and an interest coverage ratio. To violate the interest coverage ratio, we would need to fail the test for four consecutive quarters. As of September 30, 2008, we were in compliance with the covenants under our Credit Agreement. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms as favorable to those in our existing Credit Agreement. Under such circumstances, there is also the potential our lenders would not grant relief to us which, among other things, would depend upon the state of the credit markets at that time. A default due to violation of the covenants contained within our Credit Agreement, if not cured, could require us to immediately repay all amounts then outstanding under the Credit Agreement. See Item 1A, Risk Factors, of our 2007 Form 10-K, Part II, Item 1A, Risk Factors, of this report, and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our 2007 Form 10-K, for a discussion of risks and uncertainties facing us. Changes in our business or other factors may occur that might have a material adverse impact on our financial position, results of operations, and cash flows.

Sources and Uses of Cash

Our primary sources of funding are cash flows from operations and borrowings under long-term debt agreements. Over the past three years, our funds were used primarily to fund working capital requirements, make capital expenditures, and make payments under various settlement agreements. With the payments due under various settlement agreements now behind us, we can redirect our funds elsewhere, including the further reduction of debt.

The following table shows the cash flows provided by or used in operating, investing, and financing activities for the nine months ended September 30, 2008 and 2007, as well as the effect of exchange rates for those same periods (in millions):

	Nine Months Ended
	September 30,
	2008	2007
Net cash provided by (used in) operating activities	$ 149.3	$ (139.1)
Net cash (used in) provided by investing activities	(11.9)	1,187.9
Net cash used in financing activities	(133.4)	(1,073.3)
Effect of exchange rate changes on cash and cash equivalents	0.8	0.1
Increase (decrease) in cash and cash equivalents	$ 4.8	$ (24.4)

Operating activities. Net cash provided by operating activities increased period over period due to the increase in Net operating revenues, as discussed above, and a decrease in cash settlement payments. Net cash used in operating activities for the nine months ended September 30, 2007 included $110.8 million of cash settlement payments related primarily to our Medicare Program Settlement negotiated in 2004 and our SEC Settlement negotiated in 2005 (see Note 20, Settlements, to the consolidated financial statements accompanying our 2007 Form 10-K). The nine months ended September 30, 2008 included cash settlement payments of $7.4 million related primarily to our settlement with the United States Department of Health and Human Services Office of Inspector General negotiated in 2007 (see Note 13, Contingencies, “Other Matters,” to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report).

Investing activities. The decrease in Net cash provided by investing activities was due to the cash proceeds received from the divestitures of our surgery centers, outpatient, and diagnostic divisions during the second and third quarters of 2007. See this Item, “Results of Discontinued Operations,” and Note 9, Assets Held for Sale and Results of Discontinued Operations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. Net cash used in investing activities for the nine months ended September 30, 2008 included $38.7 million in expenditures associated with our development activities, including $5.9 million of capital expenditures associated with land purchases for de novo projects. See Note 1, Basis of Presentation, and Note 4, Goodwill and Other Intangible Assets, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Financing activities. The decrease in Net cash used in financing activities was due to the use of the cash proceeds from the divestitures of our surgery centers, outpatient, and diagnostic divisions to reduce debt outstanding under our Credit Agreement during the second and third quarters of 2007. During the nine months ended September 30, 2008, we made approximately $194.3 million of net debt payments. During the nine months ended September 30, 2007, we made approximately $985.5 million of net debt payments. The net debt payments made during the nine months ended September 30, 2008 primarily resulted from the sale of our corporate campus in March 2008 and the net proceeds from our June 2008 equity offering. Net cash used in financing activities for the nine months ended September 30, 2008 also included $30.3 million of cash that was sent on September 30,

2008 to the trustee of our 10.750% Senior Subordinated Notes due 2008 for redemption of these notes on their maturity date of October 1, 2008. See Note 3, Property and Equipment, Note 6, Long-term Debt, and Note 7, Shareholders’ Deficit, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Adjusted Consolidated EBITDA

Management continues to believe Adjusted Consolidated EBITDA as defined in our Credit Agreement is a measure of leverage capacity, our ability to service our debt, and our ability to make capital expenditures. However, as we continue to deleverage our balance sheet and the large, non-ordinary course charges related to the “sins of the past” are behind us, this measure will become less significant.

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

In general terms, the definition of Adjusted Consolidated EBITDA, per our Credit Agreement, allows us to add back to Adjusted Consolidated EBITDA all unusual noncash items or non-recurring charges. These items include, but may not be limited to, (1) amounts associated with government, class action, and related settlements, (2) fees, costs, and expenses related to our recapitalization transactions, (3) any losses from discontinued operations and closed locations, (4) charges in respect of professional fees for reconstruction and restatement of financial statements, including fees paid to outside professional firms for matters related to internal controls and legal fees for continued litigation defense and support matters discussed in Note 13, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, (5) compensation expense recorded in accordance with FASB Statement No. 123(R), (6) investment and other income (including interest income), and (7) fees associated with our divestiture activities. We reconcile Adjusted Consolidated EBITDA to Net income.

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

Our Adjusted Consolidated EBITDA for the three and nine months ended September 30, 2008 and 2007 was as follows (in millions):

Reconciliation of Net Income to Adjusted Consolidated EBITDA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$ 6.6	$ 287.6	$ 70.5	$ 699.2
Loss (income) from discontinued
operations	2.8	(37.5)	(8.6)	(473.7)
Provision for income tax benefit	(22.5)	(281.2)	(21.7)	(288.2)
Loss on interest rate swap	8.0	21.4	16.1	6.8
Interest expense and amortization of
debt discounts and fees	40.4	60.2	131.3	177.9
Loss on early extinguishment of debt	2.1	2.2	5.8	19.9
Government, class action, and related
settlements	17.1	3.9	(27.9)	(34.0)
Impairment charges	–	0.4	0.6	15.1
Net noncash loss on disposal of assets	0.2	0.6	0.8	2.2
Depreciation and amortization	18.1	19.5	65.8	56.9
Professional fees—accounting, tax, and
legal	4.0	9.2	12.9	44.3
Compensation expense under FASB
Statement No. 123(R)	2.5	2.0	8.5	8.1
Sarbanes-Oxley related costs	–	–	–	0.3
Adjusted Consolidated EBITDA	$ 79.3	$ 88.3	$ 254.1	$ 234.8

In accordance with our Credit Agreement (including the March 2007 amendment to the Credit Agreement discussed in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2007 Form 10-K), we are allowed to add other income, including interest income, to the calculation of Adjusted Consolidated EBITDA. This includes the interest income associated with our federal income tax recoveries, as discussed in Note 17, Income Taxes, to the consolidated financial statements accompanying our 2007 Form 10-K and Note 10, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. These amounts have not been included in the above calculation, as it would not be indicative of our Adjusted Consolidated EBITDA for future periods.

Reconciliation of Adjusted Consolidated EBITDA to Net Cash Provided by (Used in) Operating Activities

	Nine Months Ended
	September 30,
	2008	2007
Adjusted Consolidated EBITDA	$ 254.1	$ 234.8
Compensation expense under FASB Statement No. 123(R)	(8.5)	(8.1)
Sarbanes-Oxley related costs	–	(0.3)
Provision for doubtful accounts	20.8	26.2
Professional fees—accounting, tax, and legal	(12.9)	(44.3)
Interest expense and amortization of debt discounts and fees	(131.3)	(177.9)
Gain on sale of investments	(0.1)	(12.3)
Equity in net income of nonconsolidated affiliates	(7.8)	(7.4)
Minority interests in earnings of consolidated affiliates	21.7	23.2
Amortization of debt discounts and fees	4.9	6.1
Amortization of restricted stock	4.6	0.4
Distributions from consolidated affiliates	7.6	3.6
Stock-based compensation	3.9	6.1
Current portion of income tax benefit	23.7	290.6
Change in assets and liabilities	(23.0)	(372.7)
Change in government, class action, and related settlements	(7.4)	(110.8)
Other operating cash (used in) provided by discontinued operations	(1.1)	3.6
Other	0.1	0.1
Net cash provided by (used in) operating activities	$ 149.3	$ (139.1)

Adjusted Consolidated EBITDA for the three and nine months ended September 30, 2007 included the $8.6 million gain on the sale of our investment in Source Medical, as discussed above.

Excluding the gain on sale of our investment in Source Medical, Adjusted Consolidated EBITDA was relatively flat quarter over quarter. In general, higher Net operating revenues from discharge volumes were offset by higher expenses mainly attributable to Salaries and benefits, which are being addressed as discussed above. In addition, Adjusted Consolidated EBITDA was negatively impacted by approximately $1.0 million during the third quarter of 2008 as a result of three hurricanes that disrupted the operations of some of our hospitals in Texas and Louisiana.

The increase in Adjusted Consolidated EBITDA for the nine months ended September 30, 2008 compared to the same period of 2007 was due to the increase in Net operating revenues discussed above. The change in assets and liabilities during the nine months ended September 30, 2007 included the increase to our Income tax refund receivable related to the settlement of federal income taxes for the years 1996 through 1999 during the third quarter of 2007 and receipt of the total cash refund of approximately $440 million in October 2007.

Current Liquidity and Capital Resources

As of September 30, 2008, we had approximately $24.9 million in Cash and cash equivalents. This amount excludes approximately $73.4 million in Restricted cash and $27.8 million of Restricted marketable securities, which are assets whose use is restricted because of various obligations we have under lending agreements, partnership agreements, and other arrangements, primarily related to our captive insurance company. As of September 30, 2008, Restricted cash included approximately $30.3 million held in escrow by the trustee of our 10.750% Senior Subordinated Notes due 2008. This cash was used to redeem the remaining balance of these notes on their maturity date of October 1, 2008 (see Note 6, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report). As of December 31, 2007, we had approximately $19.8 million in Cash and cash equivalents, $63.6 million in Restricted cash, and $28.9 million of Restricted marketable securities.

While we continue to make progress in improving our leverage and liquidity, we remain highly leveraged. With the continued deleveraging of the Company as a priority, on June 27, 2008, we finalized the issuance and sale of 8.8 million shares of our common stock to J.P. Morgan Securities Inc. for net proceeds of approximately $150 million and used the majority of these net proceeds to reduce our total debt outstanding.

This debt reduction was in addition to the use of the net proceeds from the sale of our corporate campus in April 2008 to reduce total debt outstanding. In addition, during October 2008, we used the majority of our federal income tax refund for tax years 2000 through 2003 to reduce amounts outstanding under our Credit Agreement. In total and through October 2008, we have reduced our total debt outstanding by approximately $208 million since December 31, 2007. See Note 3, Property and Equipment, Note 6, Long-term Debt, Note 7, Shareholders’ Deficit, and Note 10, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report for additional information related to these transactions.

In addition, we plan to use the majority of the net proceeds from our settlement with UBS (see Note 13, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report) to reduce long-term debt. However, no assurances can be given as to the exact timing of the receipt of such proceeds.

Based on our current borrowing capacity and compliance with the financial covenants under our Credit Agreement, we do not believe there is significant risk in our ability to make additional draws under our revolving credit facility, if needed. However, no such assurances can be provided. We have recently drawn on the revolving credit facility and issued letters of credit under its subfacility without incident. More specifically, on September 30, 2008, we drew $13.0 million on our revolving credit facility, and on October 15, 2008, we made an additional $40.0 million draw, both of which were used for general corporate purposes.

Funding Commitments

We have additional scheduled principal payments, including debt maturities, of $6.1 million (in addition to the $30.3 million redemption of the 10.750% Senior Subordinated Notes that was made on October 1, 2008, as discussed above) and $25.3 million in the remainder of 2008 and 2009, respectively, related to long-term debt obligations (see Note 6, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report). For additional information about our long-term debt obligations, see Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2007 Form 10-K.

During the nine months ended September 30, 2008, we made capital expenditures of approximately $39.5 million. The total amounts expected for capital expenditures and development efforts for the remainder of 2008 approximate $15 million to $20 million. Actual amounts spent will be dependent upon the timing of development projects and receipt of the cash flows from additional income tax refunds. These expenditures include new business opportunities, equipment upgrades and purchases, and IT initiatives. Approximately $10 million of the remaining budgeted amount is non-discretionary.

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

We are secondarily liable for certain lease obligations primarily associated with sold facilities, including the sale of our surgery centers, outpatient, and diagnostic divisions during 2007. Also, in connection with the closing of the transaction to sell our diagnostic division, HealthSouth remained as a guarantor of certain leases for properties and equipment and a guarantor to certain purchase and servicing contracts that were assigned to the buyer in connection with the sale.

As of September 30, 2008, we were secondarily liable for 131 such guarantees. The remaining terms of these guarantees ranged from one month to 210 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $100.4 million.

We have not recorded a liability for these guarantees, as we do not believe it is probable we will have to perform under these agreements. If we are required to perform under these guarantees, we could potentially have recourse against the purchaser for recovery of any amounts paid. In addition, the purchasers of our surgery centers, outpatient, and diagnostic divisions have agreed to seek releases from the lessors and vendors in favor of HealthSouth with respect to the guarantee obligations associated with these divestitures. To the extent the purchasers of these divisions are unable to obtain releases for HealthSouth, the purchasers have agreed to indemnify HealthSouth for damages incurred under the guarantee obligations, if any. For additional information regarding these guarantees, see Note 8, Guarantees, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Also, as discussed in Note 12, Securities Litigation Settlement, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, our securities litigation settlement agreement requires us to indemnify the settling insurance carriers, to the extent permitted by law, for any amounts they are legally obligated to pay to any non-settling defendants. As of September 30, 2008, we have not recorded a liability regarding these indemnifications, as we do not believe it is probable we will have to perform under the indemnification portion of these settlement agreements, and any amount we would be required to pay is not estimable at this time.

As of September 30, 2008, we do not have any retained or contingent interest in assets as defined above.

As of September 30, 2008, we hold one derivative financial instrument, as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In March 2006, we entered into an interest rate swap related to our Credit Agreement, as discussed in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2007 Form 10-K.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2008, we are not involved in any unconsolidated SPE transactions.

Contractual Obligations

Our consolidated contractual obligations as of September 30, 2008 are as follows (in millions):

	Total	October 1 through December 31, 2008	2009 – 2010	2011 – 2012	2013 and Thereafter
Long-term debt obligations:
Long-term debt, excluding revolving
credit facility and capital lease
obligations (a)	$ 1,742.4	$ 32.6	$ 19.1	$ 17.0	$ 1,673.7
Revolving credit facility	13.0	–	–	13.0	–
Interest on long-term debt (b)	818.3	33.3	264.4	262.0	258.6
Capital lease obligations (c)	186.1	6.0	43.8	35.6	100.7
Operating lease obligations (d)(e)	230.7	9.2	62.2	41.4	117.9
Purchase obligations (e)(f)	50.0	4.8	40.3	2.8	2.1
Other long-term liabilities (g)	4.9	0.5	1.3	0.4	2.7
Total	$ 3,045.4	$ 86.4	$ 431.1	$ 372.2	$ 2,155.7

(a)

Included in long-term debt are amounts owed on our bonds payable and notes payable to banks and others. These borrowings are further explained in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2007 Form 10-K. As discussed in Note 2, Liquidity, and Note 6, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, Restricted cash as of September 30, 2008 included $30.3 million held in escrow by the trustee of our 10.750% Senior Subordinated Notes due 2008. This cash was used to redeem the remaining balance of these notes on their maturity date of October 1, 2008.

(b)

Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of September 30, 2008. Interest related to capital lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our condensed consolidated statements of operations and comprehensive income. Amounts also exclude the impact of our interest rate swap.

(c)	Amounts include interest portion of future minimum capital lease payments.

(d)

We lease many of our hospitals as well as other property and equipment under operating leases in the normal course of business. Some of our hospital leases require percentage rentals on patient revenues above specified minimums and contain escalation clauses. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 5, Property and Equipment, to the consolidated financial statements accompanying our 2007 Form 10-K. In addition, as of September 30, 2008, these amounts exclude approximately $5.1 million of operating lease obligations associated with facilities that are reported in discontinued operations.

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

(g)

Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: medical malpractice and workers’ compensation risks, deferred income taxes, and our estimated liability for unsettled litigation. For more information, see Note 1, Summary of Significant Accounting

Policies, “Self-Insured Risks,” Note 17, Income Taxes, and Note 21, Contingencies and Other Commitments, to the consolidated financial statements accompanying our 2007 Form 10-K. Also, at September 30, 2008 and in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, we had approximately $79.2 million of total gross unrecognized tax benefits. In addition, we had an accrual for related interest income of $10.2 million as of September 30, 2008. We continue to actively pursue the maximization of our remaining income tax refund claims. The process of resolving these tax matters with the applicable taxing authorities will continue throughout 2008, and will likely extend into 2009. At this time, we cannot estimate a range of the reasonably possible change that may occur.

Indemnifications

In the ordinary course of business, HealthSouth enters into contractual arrangements under which HealthSouth may agree to indemnify another party to such arrangement from any losses incurred relating to the services they perform on behalf of HealthSouth or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses.

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

We accrued an estimate of the above referenced legal fees as of December 31, 2005 and 2004, which was included in Professional fees—accounting, tax, and legal in our consolidated statements of operations for the years ended December 31, 2005 and 2004 and Other current liabilities in our consolidated balance sheets as of December 31, 2005 and 2004 in connection with the arbitration demand. Based on the arbitrator’s ruling, we may have an obligation to indemnify Mr. Scrushy for certain costs associated with ongoing litigation. However, pursuant to the terms of the securities litigation settlement (see Note 12, Securities Litigation Settlement, of the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report), Mr. Scrushy’s indemnification claims are limited because the securities litigation settlement bars claims by the defendants arising out of or relating to the Stockholder Securities Action and the Bondholder Securities Action but does not prevent security holders who opted out of the settlement from asserting claims directly against the Company. An appeal of this order is currently outstanding with the Eleventh Circuit Court of Appeals. As of September 30, 2008 and December 31, 2007, an estimate of these legal fees is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations. FASB Statement No. 141(R) contains significant changes in the accounting for and reporting of business acquisitions, and it continues the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. It changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Further, certain of the changes will introduce more volatility into earnings and thus may impact a company’s acquisition strategy. In addition, FASB Statement No. 141(R) will impact the annual goodwill impairment test associated with acquisitions that close both before and after the effective date of the new standard. FASB Statement No. 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first annual reporting period beginning on or after December 15, 2008, or January 1, 2009 for HealthSouth. We do not expect the adoption of FASB Statement No. 141(R) to have a material impact on our financial position, results of operations, or cash flows.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. FASB Statement No. 160 establishes accounting and reporting standards for minority interests (recharacterized as noncontrolling interests and classified as a component of equity) and for the deconsolidation of a subsidiary. FASB Statement No. 160 is effective for fiscal years beginning on or after December 15, 2008, or January 1, 2009 for HealthSouth. The Statement is to be applied prospectively, however the presentation and disclosure requirements of the Statement will need to be applied retrospectively for all periods presented. We do not expect the adoption of FASB Statement No. 160 to have a material impact on our financial position, results of operations, or cash flows. However, it will change the way in which we account for and report our minority interests.

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

We do not expect FASB Statement No. 161 to significantly change the way in which we currently disclose our derivative instrument. As of September 30, 2008, we maintained only one derivative instrument under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This instrument is an interest rate swap we are required to maintain under the terms of our Credit Agreement (as defined in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2007 Form 10-K). For additional information regarding our derivative instrument, see Note 1, Summary of Significant Accounting Policies, “Derivative Instruments,” and Note 8, Long-term Debt, “Interest Rate Swap,” of the notes to the consolidated financial statements included in our 2007 Form 10-K. For additional information regarding our market risk, see Part I, Item 3, Quantitative and Qualitative Disclosures about Market Risk, of this report.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141(R) and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, or January 1, 2009 for HealthSouth. The guidance within the FSP for determining the useful life of a recognized intangible asset will be applied prospectively to intangible assets acquired after the effective date. The additional disclosure requirements of the FSP will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We do not expect the adoption of this FSP to have a material impact on our financial position, results of operations, or cash flows.

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

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our projected business results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, the following:

•	uncertainties and factors discussed elsewhere in this Form 10-Q, in our other filings from time to time with the SEC, or in materials incorporated therein by reference;
•	changes or delays in, or suspension of, reimbursement for our services by governmental or private payors, including our ability to obtain and retain favorable arrangements with third-party payors;
•	our ability to attract and retain nurses, therapists, and other healthcare professionals in a highly competitive environment with often severe staffing shortages;
•	changes in the regulations of the healthcare industry at either or both of the federal and state levels;
•	competitive pressures in the healthcare industry and our response to those pressures;
•	our ability to successfully access the credit markets on favorable terms; and
•	general conditions in the economy and capital markets.

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

Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net fair value of our fixed rate debt but has no impact on interest expense or cash flows. Interest rate changes on variable rate debt impacts our interest expense and cash flows, but does not impact the net fair value of the underlying debt instruments. Our fixed and variable rate debt as of September 30, 2008 is shown in the following table (in millions):

	As of September 30, 2008
	Carrying Amount	% of Total	Estimated Fair Value	% of Total
Fixed rate debt	$ 544.8	31.3%	$ 561.9	33.6%
Variable rate debt	1,197.7	68.7%	1,109.2	66.4%
Total long-term debt	$ 1,742.5	100.0%	$ 1,671.1	100.0%

As discussed in more detail in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2007 Form 10-K, in March 2006, we entered into an interest rate swap to effectively convert the floating rate of a portion of our Credit Agreement to a fixed rate in order to limit our exposure to variability in interest payments caused by changes in LIBOR. Under the interest rate swap agreement, we pay a fixed rate of 5.2% on $1.1 billion of variable rate debt, while the counterparties to the interest rate swap agreement pay a floating rate based on 3-month LIBOR. As of September 30, 2008, the fair value of our interest rate swap approximated $(45.5) million.

Based on the variable rate of our debt as of September 30, 2008 and inclusive of the impact of the conversion of $1.1 billion of variable rate interest to a fixed rate via an interest rate swap, as discussed above, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $0.8 million per year, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $0.8 million per year. A 1% increase in interest rates would result in an approximate $24.2 million decrease in the estimated net fair value of our fixed rate debt, and a 1% decrease in interest rates would result in an approximate $22.9 million increase in its estimated net fair value.

Our interest payments increase or decrease in accordance with changes in interest rates. However, the vast majority of these variable interest payments will be offset by net settlement payments or receipts on our interest rate swap, which are included in the line item Loss on interest rate swap in our condensed consolidated statements of operations and comprehensive income.

Foreign operations, and the related market risks associated with foreign currencies, are currently, and have been, insignificant to our financial position, results of operations, and cash flows.

See Part II, Item 1A, Risk Factors, of this report for a discussion of the recent uncertainty in the global credit markets and its effect on our financial position, results of operations, and cash flows.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our Internal Control over Financial Reporting during the quarter ended September 30, 2008 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information relating to certain legal proceedings in which we are involved is included in Note 12, Securities Litigation Settlement, and Note 13, Contingencies, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2008 and June 30, 2008.

Item 1A. Risk Factors

Our business, operations, and financial position are subject to various risks. These risks are described elsewhere in this report and in our other filings with the United States Securities and Exchange Commission, including our 2007 Form 10-K. The risk factors identified in Part I, Item 1A, Risk Factors, of our 2007 Form 10-K have not changed in any material respect, except that an additional risk factor is added to read in its entirety as follows:

Recent uncertainty in the global credit markets could adversely affect our business and financial condition by making it more challenging for us to carry out our deleveraging and development objectives.

While we continue to make progress in improving our leverage and liquidity, we remain highly leveraged.

The global credit markets have experienced significant disruptions in 2008, which have caused the spreads on prospective debt financings to widen. These circumstances have impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing, including access to revolving lines of credit. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan accordingly.

We have evaluated and quantified, to the extent practicable, our exposure to counterparties who have or may likely experience significant threats to their ability to adequately service our needs. We monitor the financial strength of our depositories, creditors, derivative counterparties, and insurance carriers using publicly available information, as well as qualitative service experience inputs. We are generally confident that we will have access to our revolving credit facility. We have recently drawn on the revolving credit facility and issued letters of credit under its subfacility without incident. More specifically, on September 30, 2008, we drew $13.0 million on our revolving credit facility, and on October 15, 2008, we made an additional $40.0 million draw, both of which were used for general corporate purposes. In addition, we do not face substantial refinancing risk, as our revolving credit facility does not expire until 2012, our Term Loan Facility does not expire until 2013, and the majority of our bonds are not due until 2014 and 2016.

Our portfolio of restricted marketable securities has performed as expected in the current economy. We continue to evaluate our portfolio allocation in relation to our investment objectives.

Our primary risk relating to current market conditions and our high leverage is the possibility that a rapid increase in interest rates and/or a down-turn in operating earnings could impair our ability to comply with the financial covenants contained within our Credit Agreement. Loans under our Credit Agreement bear interest at a rate of, at our option, 1-month, 2-month, 3-month, or 6-month LIBOR or the Prime rate, plus an applicable margin that varies depending upon our leverage ratio and corporate credit rating. Our primary covenants include a leverage ratio and an interest coverage ratio. To violate the interest coverage ratio, we would need to fail the test for four consecutive quarters. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms as favorable to those in our existing Credit Agreement. Under such circumstances, there is also the potential our lenders would not grant relief to us which, among other things, would depend on the state of the credit markets at that time. A default due to violation of the covenants contained within our Credit Agreement could require us to immediately repay all amounts then outstanding under the Credit Agreement. Changes in our business or other factors may also occur that might have a material adverse impact on our financial position, results of operations, and cash flows.

While our interest expense increases or decreases in accordance with changes in interest rates, the vast majority of our variable interest payments are offset by net settlement payments or receipts on our interest rate swap. Therefore, from a cash perspective, we are generally protected from such changes. Net settlements payments or receipts on our interest rate swap are included in the line entitled Loss on interest rate swap in our condensed consolidated statements of operations and comprehensive income.

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

HEALTHSOUTH CORPORATION

By:	/s/ John L. Workman
John L. Workman
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Date:	November 5, 2008

EXHIBIT INDEX

No.	Description
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